Form 10-Q
period 2002-06-30
FIRST PACTRUST BANCORP INC
filed 2002-08-14
CIK 1169770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                          FIRST PACTRUST BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                                      - 0 -
                                  -------------
                            (Commission File Number)

                                    Maryland
                            (State of incorporation)

                                   04-3639825
                        (IRS Employer Identification No.)

                   610 Bay Boulevard, Chula Vista, California
                    (Address of Principal Executive Offices)

                                      91910
                                   (ZIP Code)

                                 (619) 691-1519
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes  [x]   No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of August 6, 2002, the Registrant had no outstanding shares of common stock.

                          FIRST PACTRUST BANCORP, INC.

                           Form 10-Q Quarterly Report

                                      Index

                                                                            Page
                                                                            ----
PART I - Financial Information

     Item 1     Financial Statements                                          1

     Item 2     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               6

     Item 3     Quantitative and Qualitative Disclosures About
                  Market Risk                                                 14

The financial statements of First PacTrust Bancorp, Inc. have been omitted because First PacTrust Bancorp, Inc. has not yet issued any stock, has no assets or liabilities, and has not conducted any business other than that of an organizational nature.

PART II - Other Information

     Item 1     Legal Proceedings                                             16

     Item 2     Changes in Securities                                         16

     Item 3     Defaults Upon Senior Securities                               16

     Item 4     Submission of Matters to a Vote of Securities Holders         16

     Item 5     Other Information                                             16

     Item 6     Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                    17

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains certain  forward-looking  statements  within the meaning of
Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. First PacTrust Bancorp, Inc. (the Company) and Pacific Trust Bank (the Bank) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, as amended, and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company and the Bank, are generally identifiable by use of the words such as "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The ability of the Company and the Bank to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company, the Bank, and the Bank's wholly owned subsidiaries include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Bank's market area; and accounting principles, policies, and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 1 - FINANCIAL STATEMENTS

Pacific Trust Bank
Consolidated Statements of Financial Condition
(In thousands of dollars)
(Unaudited)

                                                       June 30,     December 31,
                                                         2002          2001
                                                       --------     ------------
        ASSETS
Cash and due from banks ..........................     $  5,356       $  5,228
Federal funds sold ...............................      121,985         10,150
Interest-bearing deposits ........................        2,771          2,625
                                                       --------       --------
    Total cash and cash equivalents ..............      130,112         18,003

Securities available-for-sale ....................       20,033         13,661
Federal Home Loan Bank stock .....................        2,581          2,509
Loans receivable, net ............................      302,907        257,216
Accrued interest receivable ......................        1,661          1,460
Premises and equipment, net ......................        5,162          3,863
Servicing agent receivable .......................        8,686         11,687
Other assets .....................................          943          1,677
                                                       --------       --------
    Total assets .................................     $472,085       $310,076
                                                       ========       ========

        LIABILITIES AND EQUITY
LIABILITIES
Deposits:
  Non-interest-bearing ...........................     $  5,119       $  4,001
  Interest-bearing ...............................      393,828        247,953
                                                       --------       --------
    Total deposits ...............................      398,947        251,954

Advances from Federal Home Loan Bank .............       41,000         28,000
Accrued expenses and other liabilities ...........        2,129          1,401
                                                       --------       --------
    Total liabilities ............................      442,076        281,355

EQUITY
Retained earnings ................................       29,843         28,669
Accumulated other comprehensive income ...........          166             52
                                                       --------       --------
    Total equity .................................       30,009         28,721
                                                       --------       --------

    Total liabilities and equity .................     $472,085       $310,076
                                                       ========       ========

          See accompanying notes to consolidated financial statements.

Pacific Trust Bank
Consolidated Statements of Income
(In thousands of dollars)
(Unaudited)
                                         Six Months Ended     Three Months Ended
                                              June 30,             June 30,
                                         ------------------   ------------------
                                           2002      2001       2002      2001
                                         -------   --------   -------   --------
Interest and dividend income
  Loans, including fees ..............   $ 9,642   $ 10,221    $4,978   $ 5,212
  Securities .........................       397        979       221       425
  Other interest-earning assets ......       217        156       133        79
                                         -------   --------    ------   -------
    Total ............................    10,256     11,356     5,332     5,716

Interest expense
  Deposits ...........................     3,381      4,740     1,704     2,352
  Federal Home Loan Bank advances ....       646      1,359       333       614
                                         -------   --------    ------   -------
    Total ............................     4,027      6,099     2,037     2,966
                                         -------   --------    ------   -------

Net interest income ..................     6,229      5,257     3,295     2,750

Provision for loan losses ............       439         40       274        20
                                         -------   --------    ------   -------

Net interest income after provision
  for loan losses ....................     5,790      5,217     3,021     2,730

Noninterest income
  Customer service fees ..............       441        484       222       249
  Loan servicing fees ................        --         13         2        --
  Net loss on sale of securities
    available-for-sale ...............        --        (55)       --       (77)
  Other ..............................        48         68        33        25
                                         -------   --------    ------   -------
    Total noninterest income .........       489        510       257       197

Noninterest expense
  Salaries and employee benefits .....     1,935      1,690       994       825
  Occupancy and equipment expense ....     1,037        856       461       427
  Advertising ........................       177        132        67        51
  Professional fees ..................        70        121        22        49
  Stationary, supplies and postage ...       179        151        75        58
  Data processing ....................       374        147       133        47
  ATM costs ..........................       206        179       105        89
  Other general and administrative ...       337        347       218       181
                                         -------   --------    ------   -------
    Total noninterest expense ........     4,315      3,623     2,075     1,727
                                         -------   --------    ------   -------

Income before income taxes ...........     1,964      2,104     1,203     1,200

Income tax expense ...................       790        866       493       487
                                         -------   --------    ------   -------

    Net income .......................   $ 1,174   $  1,238    $  710   $   713
                                         =======   ========    ======   =======

Comprehensive income .................   $ 1,288   $  1,436    $  926   $   845
                                         =======   ========    ======   =======

          See accompanying notes to consolidated financial statements.

Pacific Trust Bank
Consolidated Statements of Cash Flows
(In thousands of dollars)
(Unaudited)                                                  Six Months Ended
                                                                 June 30,
                                                          ----------------------
                                                             2002        2001
                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ............................................   $   1,174    $  1,238
Adjustments to reconcile net income to net cash
  from operating activities
    Net premium amortization on securities ............          93          48
    Loss on sale of securities available-for-sale .....          --          55
    Provision for loan losses .........................         439          40
    Depreciation ......................................         315         236
    FHLB stock dividends ..............................         (72)        (89)
  Net change in:
    Accrued interest receivable and other assets ......         533          (7)
    Accrued interest payable and other liabilities ....         647          79
                                                          ---------    --------
    Net cash from operating activities ................       3,129       1,600

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of loans .....................................     (19,403)     (6,332)
Net increase in loans .................................     (23,726)    (17,615)
Purchase of FHLB stock ................................          --        (212)
Purchase of securities available-for-sale .............     (10,234)       (223)
Principal repayments on mortgage-backed securities ....       3,964      10,085
Proceeds from sales of securities available-for-sale ..          --      12,239
Purchase of premises and equipment ....................      (1,614)       (204)
                                                          ---------    --------
    Net cash from investing activities ................     (51,013)     (2,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits ................................     146,993      26,590
Net change in Federal Home Loan Bank open line ........          --     (28,800)
Repayments of Federal Home Loan Bank advances .........     (46,000)     (5,000)
Proceeds from Federal Home Loan Bank advances .........      59,000      13,000
                                                          ---------    --------
    Net cash from financing activities ................     159,993       5,790
                                                          ---------    --------

Net change in cash and cash equivalents ...............     112,109       5,128

Cash and cash equivalents at beginning of period ......      18,003       7,699
                                                          ---------    --------

Cash and cash equivalents at end of period ............   $ 130,112    $ 12,827
                                                          =========    ========

See accompanying notes to consolidated financial statements.

                               PACIFIC TRUST BANK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                     (table amounts in thousands of dollars)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Pacific Trust Bank (the Bank) as of June 30, 2002 and December 31, 2001 and for the three-month and six-month periods ended June 30, 2002 and 2001. Significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements of First PacTrust Bancorp, Inc. (the Company) have been omitted because the Company has not yet issued any stock, has no assets or liabilities, and has not conducted any business other than that of an organizational nature.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Form S-1 Registration Statement filed by the Company with the Securities and Exchange Commission. The December 31, 2001 balance sheet presented herein has been derived from the audited financial statements included in the Form S-1 Registration Statement filed with the Securities and Exchange Commission, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Bank for the year ending December 31, 2002. In the opinion of management of the Bank, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Summary of Significant Accounting Policies

Nature of Operations: The Bank is a federally chartered mutual savings bank and member of the Federal Home Loan Bank (FHLB) system, which maintains insurance on deposit accounts with the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation. The Bank is engaged in the business of retail banking, with operations conducted through its main office and seven branches located in the San Diego and Riverside counties.

          See accompanying notes to consolidated financial statements.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The collectibility of loans, fair value of financial instruments, and status of contingencies are particularly subject to change.

Servicing Agent Receivable: The Bank has contracted with a servicing agent to process payments and service a portion of the Bank's real estate loan portfolio. The servicing agent remits cash receipts within 15 days of the end of each month for loan payments received. These cash amounts are reflected as due from servicing agent on the consolidated statements of financial condition.


Note 3 - Adoption of Plan of Conversion

On March 1, 2002, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federal mutual savings bank to a federal stock savings bank with the concurrent formation of a holding company. The conversion is expected to be accomplished through the amendment of the Bank's charter and the sale of the proposed holding company's common stock in an amount equal to the consolidated pro forma market value of the holding company and the Bank after giving effect to the conversion. A subscription offering of the shares of common stock was offered initially to the Bank's eligible deposit account holders, then to other members of the Bank. Any shares of the holding company's common stock not sold in the subscription offering were to be offered for sale to the general public, giving preference to the Bank's market area.

The initial offering period closed on June 19, 2002 and resulted in a significant over-subscription of shares of common stock. The Office of Thrift Supervision required an increase in the appraisal of the Bank resulting in a re-solicitation of the offering. The Securities and Exchange Commission required the return of all funds received for initial stock subscriptions with the re-solicitation document. The re-solicitation document was mailed on July 25, 2002 and the re-solicitation offering period is expected to close on August 14, 2002.

At the time of conversion, the Bank will establish a liquidation account in an amount equal to its total net worth as of the latest statement of financial condition appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits.

Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The liquidation account balance is not available for payment of dividends.

                                   (Continued)

Conversion costs will be deferred and deducted from the proceeds of the shares sold in the conversion. If the conversion is not completed, all costs will be charged to expense. At June 30, 2002, $450,000 has been deferred.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of Pacific Trust Bank (the Bank), at June 30, 2002 to its financial condition at December 31, 2001 and the results of operations for the three-month and six-month periods ended June 30, 2002 to the same periods in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Discussion of the financial condition and results of operations of First PacTrust Bancorp, Inc. has been omitted because First PacTrust Bancorp has not yet issued any stock, has no assets or liabilities, and has not conducted any business other than that of an organizational nature.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

     Our total assets increased by $162.0 million, or 52.2%, to $472.1 million at June 30, 2002 from $310.1 million at December 31, 2001. The increase reflected growth in cash and cash equivalents, loans receivable, and securities available-for-sale, funded by an increase in deposits and additional advances from the Federal Home Loan Bank. Cash and cash equivalents increased $112.1 million, or 622.7%, to $130.1 million at June 30, 2002 from $18.0 million at December 31, 2001 due to federal funds sold funded by an increase in deposits resulting from stock subscription proceeds. The initial offering resulted in a significant over-subscription of shares of common stock. The Office of Thrift Supervision required a re-solicitation and the Securities and Exchange Commission required the return of all funds received for the initial stock subscriptions. The funds ultimately to be received as part of the re-solicitation cannot be determined until after its close on August 14, 2002. Net loans increased by $45.7 million, or 17.8%, to $302.9 million at June 30, 2002 from $257.2 million at December 31, 2001. Our increase in loans resulted from a purchase of a $19.4 million pool of one to four-family residential loans and increased volume of one-to-four-family mortgage loan originations. Securities classified as available-for-sale increased during this period due to purchases of $10.2 million of securities, partially offset by principal repayments of $4.0 million. Premises and equipment also increased by $1.3 million, primarily related to the purchase of the Temecula branch location, which opened in February 2002.

     Total deposits increased by $146.9 million, or 58.3%, to $398.9 million at June 30, 2002 from $252.0 million at December 31, 2001. The increase primarily reflected $110.6 million in funds received by the Bank through stock subscriptions related to the stock offering currently in process. The increase also reflected growth in savings, NOW, and money market accounts and certificates of deposit. Certificates of deposit increased $11.8 million, or 9.6%, to $134.8 million. Money market accounts, NOW accounts, and savings
accounts   increased  by  $8.2

                                   (Continued)
million, $3.8 million, and $12.5 million, respectively. The additional funding was used to support loan growth.

     Federal Home Loan Bank advances increased $13.0 million, or 46.4 %, to $41.0 million at June 30, 2002 from $28.0 million at December 31, 2001. The additional advances were used to support loan growth.

     Equity increased $1.3 million, or 4.5%, to $30.0 million at June 30, 2002 from $28.7 million at December 31, 2001 as a result of $1.2 million net earnings for the six months ended June 30, 2002, supplemented by a $114,000 increase in unrealized gain on securities available-for-sale, net of tax.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

     General. Net income for the six months ended June 30, 2002 was $1.2 million, a decrease of $64,000, or 5.2%, from the six months ended June 30, 2001. The decrease in net income resulted from a decrease in noninterest income, an increase in the provision for loan losses, and an increase in noninterest expense, partially offset by an increase in net interest income.

     Interest income. Interest income decreased by $1.1 million, or 9.6%, to $10.3 million for the six months ended June 30, 2002 from $11.4 million for the six months ended June 30, 2001. The primary factor for the decrease in interest income was a 146 basis point decrease in the average yield on loans receivable, from 8.03% for the six months ended June 30, 2001 to 6.57% for the same period in 2002. The majority of the Bank's loans have an adjustable rate feature, and this decrease reflects the downward repricing of adjustable rate mortgage loans due to a decline in market rates of interest. The average balance of loans receivable increased $39.1 million, or 15.4%, from $254.5 million for the six months ended June 30, 2001 to $293.6 million for the quarter ended June 30, 2002. The increase was primarily the result of the purchase of a $19.4 million pool of residential mortgage loans and originations exceeding repayments due to strong demand, reflecting generally lower interest rates in 2002

     Interest income on securities decreased by $582,000, or 59.4%, to $397,000 for the six months ended June 30, 2002. The decrease resulted from a $10.2 million, or 36.6%, decrease in the average balance of securities, attributable to the increased rate of repayment on collateralized mortgage obligations in a declining interest rate environment. The average yield on the securities portfolio was 4.49% for the six months ended June 30, 2002 compared to 7.02% for the same period in 2001, due to generally lower levels of market of rates of interest in 2002.

     Interest income from other interest-earning assets increased $61,000, or 39.1%, to $217,000 for the six months ended June 30, 2002 from $156,000 for the six months ended June 30, 2001. The increase resulted from an increase in the average balance from $2.1 million to $27.0 million, which was due to funds received from principal repayments on loans and collateralized mortgage obligations and an increase in federal funds sold due to the short-term investment of stock subscription proceeds.

                                   (Continued)

     Interest Expense. Interest expense decreased $2.1 million, or 34.4%, to $4.0 million for the six months ended June 30, 2002 from $6.1 million for the six months ended June 30, 2001. The decrease in interest expense resulted primarily from a decrease in the average cost of our interest-bearing liabilities to 2.6% from 4.52%, reflecting the decrease in market rates of interest during the period. This was partially offset by an increase in the average balance of deposits from $226.2 million for the six months ended June 30, 2001 to $266.7 million for the same period in 2002. Interest expense on deposits decreased $1.3 million, or 27.7%, to $3.4 million for the six months ended June 30, 2002 from $4.7 million for the same period in 2001. Interest expense on Federal Home Loan Bank advances decreased $713,000, or 52.5%, to $646,000 for the six months ended June 30, 2002 from $1.4 million for the six months ended June 30, 2001. The decrease resulted from a 317 basis point decrease in the cost of Federal Home Loan Bank advances from 6.25% for the six months ended June 30, 2001 to 3.08% for the six months ended June 30, 2002. The decrease resulted from a $19.0 million variable rate advance with a rate of 1.83% that was drawn in February 2002. Despite the increase in advances as of June 30, 2002, the average balance of Federal Home Loan Bank advances decreased $1.5 million from the prior quarter due to repayments of overnight borrowings and fixed term advances.

     Net Interest Income. Net interest income before provision for loan losses increased $970,000, or 18.5%, to $6.2 million for the six months ended June 30, 2002 from $5.3 million for the six months ended June 30, 2001. The net interest spread remained steady at 3.46% for both periods while the net interest margin decreased slightly during the period to 3.68% from 3.70%. The increase in net interest income primarily reflects an increase in volume of interest-earning assets as compared to the prior period.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. More complex loans, such as multi-family and commercial real estate loans, are evaluated for impairment.

     Based on our evaluation of these factors, we made provisions of $439,000 and $40,000 for the six months ended June 30, 2002 and 2001, respectively. The provision increased by $399,000 reflecting a $50.3 million, or 19.7%, increase in gross loans, primarily consisting of residential real estate loans. This growth continues to be achieved primarily through the use of independent loan originators and through whole loan purchases. Since we did not have a seasoned portfolio in this type of lending and did not have our own related loss history to apply to these types of loans, we continued to utilize peer group data adjusted for local economic conditions to establish our loan loss allowance, resulting in the $439,000 provision.

         This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. We used the same methodology and generally similar assumptions in assessing the allowance for

                                   (Continued)
both periods. The allowance for loan losses as a percentage of loans outstanding increased to .78% at June 30, 2002 from .71% at June 30, 2001. This increase was primarily the result of a continued growth in the unsecured portion of Bank's loan portfolio combined with current economic conditions. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

     Management assesses the allowance for loan losses on at least quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2002 was maintained at a level that represented management's best estimate of inherent losses in the loan portfolio to the extent they were both probable and reasonably estimable.

     Noninterest Income. Noninterest income decreased $21,000, or 4.1%, to $489,000 for the six months ended June 30, 2002 from $510,000 for the six months ended June 30, 2001, primarily as a result of a decrease in loan servicing fees of $13,000 and a decrease of $43,000 in customer service fees on deposit accounts. Customer service fees decreased as a result of decreased return item fees and decreased month-end checking fees. Other noninterest income decreased as a result of various declines in miscellaneous smaller balance accounts. These decreases were partially offset by a $55,000 loss in the prior year on sales of securities.

     Noninterest Expense. Noninterest expense increased $692,000, or 19.1%, to $4.3 million for the six months ended June 30, 2002 from $3.6 million for the six months ended June 30, 2001. This increase was primarily the result of a $181,000 increase in occupancy and equipment expense, a $227,000 increase in data processing, a $245,000 increase in salaries and employee benefits, and a $45,000 increase in advertising, partially offset by a $51,000 reduction in professional fees.

     Salaries and employee benefits represented 44.8% and 46.6% of total noninterest expense for the six months ended June 30, 2002 and June 30, 2001, respectively. Total salaries and employee benefits increased $245,000, or 14.5%, to $1.9 million for the six months ended June 30, 2002 from $1.7 million for the same period in 2001. The increase was primarily due to normal staffing increases and additional staffing at the new branch facility. The increase in occupancy and equipment was also the result of opening the new branch facility.

     Data processing expense increased as a result of increased volume in both loans and deposits and the write-off of approximately $163,000 of software related to the cancellation of a proposed system conversion. We had anticipated that the software related to the system conversion could be utilized with another data processor under a modified conversion plan. We determined, however, that the value of the software was impaired and should be expensed. The $45,000 increase in advertising was related to the promotion of the new branch which opened in March 2002, and the move of an existing branch in April 2002.

                                   (Continued)

     Income Tax Expense. Income tax expense decreased to $790,000 for the six months ended June 30, 2002, from $866,000 for the six months ended June 30, 2001. This decrease was primarily a result of a decrease in pre-tax income. The effective tax rate was 40.2% and 41.2% for the six months ended June 30, 2002 and 2001, respectively.

Comparison of Operating Results for the Three Months Ended June 30, 2002
and 2001

     General. Net income for the three months ended June 30, 2002 was $710,000, a decrease of $3,000 from $713,000 for the three months ended June 30, 2001. The decrease in net income resulted from an increase in the provision for loan losses and an increase in noninterest expense, partially offset by an increase in net interest income and noninterest income.

     Interest income. Interest income decreased by $384,000, or 6.7%, to $5.3 million for the three months ended June 30, 2002 from $5.7 million for the three months ended June 30, 2001. The primary factor for the decrease in interest income was a decrease in the average yield on loans receivable reflecting the downward repricing of adjustable rate mortgage loans due to a decline in market interest rates. This was partially offset by an increase in the average balance of loans receivable for the comparative periods reflecting the purchase of a $19.4 million pool of residential mortgage loans and higher levels of originations due to strong demand, reflecting generally lower interest rates in 2002.

     Interest income on securities decreased by $204,000, or 48.0%, to $221,000 for the three months ended June 30, 2002. The decrease resulted from a decrease in the average balance of securities, attributable to the increased rate of repayment on collateralized mortgage obligations due to a declining interest rate environment combined with a decrease in the average yield due to generally lower levels of market interest rates in 2002.

     Interest income from other interest earning assets increased $54,000, or 68.4%, to $133,000 for the three months ended June 30, 2002 from $79,000 for the three months ended June 30, 2001. The increase resulted from an increase in the average balance of these assets, which was due to funds received from principal repayments on loans and collateralized mortgage obligations and stock subscriptions received in anticipation of the stock offering.

     Interest Expense. Interest expense decreased $983,000, or 33.1%, to $2.0 million for the three months ended June 30, 2002 from $3.0 million for the three months ended June 30, 2001. The decrease in interest expense resulted primarily from a decrease in the average cost of our interest-bearing liabilities reflecting the decrease in market rates of interest during the period. Interest expense on deposits decreased $648,000, or 27.6%, to $1.7 million for the three months ended June 30, 2002 from $2.4 million for the same period in 2001. Interest expense on Federal Home Loan Bank advances decreased $281,000, or 45.8%, to $333,000 for the three months ended June 30, 2002 from $614,000 for the three months ended June 30, 2001. The decrease primarily resulted from a decrease in the cost of Federal Home Loan Bank advances due to a $19.0 million variable rate advance with a rate of 1.83% that was drawn in February 2002. Despite the increase in advances as of June 30, 2002, the average balance of Federal Home Loan Bank advances decreased from the prior quarter due to repayments of overnight borrowings and fixed term advances.

                                   (Continued)

     Net Interest Income. Net interest income before provision for loan losses increased $545,000, or 19.8%, to $3.3 million for the three months ended June 30, 2002 from $2.8 million for the three months ended June 30, 2001. The increase primarily represented an increase in the volume of earning assets.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. More complex loans, such as multi-family and commercial real estate loans, are evaluated for impairment.

     Based on our evaluation of these factors, we made provisions of $274,000 and $20,000 for the three months ended June 30, 2002 and 2001, respectively. The provision increased by $254,000 reflecting a $50.8 million, or 19.8%, increase in gross loans, primarily consisting of residential real estate loans. This growth continues to be achieved primarily through the use of independent loan originators and through whole loan purchases. Since we did not have a seasoned portfolio in this type of lending and did not have our own related loss history to apply to these types of loans, we continued to utilize peer group data adjusted for local economic conditions to establish our loan loss allowance, resulting in the $274,000 provision.

     This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding increased to .78% at June 30, 2002 from .71% at June 30, 2001. This increase was primarily the result of a continued growth in the Bank's loan portfolio. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2002 is maintained at a level that best represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

     Noninterest Income. Noninterest income increased $60,000, or 30.5%, to $257,000 for the three months ended June 30, 2002 from $197,000 for the three months ended June 30, 2001, primarily as a result of a $55,000 decrease in the loss on sale of securities.

                                   (Continued)

     Noninterest Expense. Noninterest expense increased $348,000, or 20.2%, to $2.1 million for the three months ended June 30, 2002 from $1.7 million for the three months ended June 30, 2001. This increase was primarily the result of a $169,000 increase in salaries and employee benefits, a $34,000 increase in occupancy and equipment expense, an $86,000 increase in data processing, and a $37,000 increase in other general and administrative costs.

     Salaries and employee benefits represented 47.9% and 47.8% of total noninterest expense for the three months ended June 30, 2002 and June 30, 2001, respectively. Total salaries and employee benefits increased $169,000, or 20.5%, to $994,000 for the three months ended June 30, 2002 from $825,000 for the same period in 2001. The increase was primarily due to cost of living increases and additional staffing at the new branch facility. The increase in occupancy and equipment was also the result of opening the new branch facility.

     Data processing expense increased as a result of increased volume in both loans and deposits.

     Other noninterest expense increased $37,000 as a result of increases in several smaller individual items, none of which were significant.

     Income Tax Expense. Income tax expense increased to $493,000 for the three months ended June 30, 2002, from $487,000 for the three months ended June 30, 2001. The effective tax rate was 41.0% and 40.6% for the three months ended June 30, 2002 and 2001, respectively.

Liquidity and Commitments

     We are required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained.

     The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, amortization, prepayments, and maturities of outstanding loans and mortgage-backed securities; maturities of investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base and provide funds for its lending activities and to enhance its interest rate risk management.

                                   (Continued)

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products as described in greater detail under "Business of Pacific Trust Bank - Lending Activities" in the prospectus. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At June 30, 2002, the total approved loan origination commitments outstanding amounted to $5.1 million. At the same date, unused lines of credit were $19.0 million and outstanding letters of credit totaled $10,000. Investment and mortgage-backed securities scheduled to mature in one year or less at June 30, 2002 totaled $500,000. Certificates of deposit scheduled to mature in one year or less at June 30, 2002, totaled $104.7 million. Although the average cost of deposits has decreased throughout 2002, management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank has the ability at June 30, 2002 to borrow an additional $136.0 million from the Federal Home Loan Bank of San Francisco as a funding source to meet commitments and for liquidity purposes.

Capital

     Consistent  with its  goals to  operate a sound  and  profitable  financial organization, the Bank actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $30.0 million at June 30, 2002, or 6.3% of total assets on that date. As of June 30, 2002, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank's regulatory capital ratios at June 30, 2002 were as follows: core capital 6.3%; Tier 1 risk-based capital, 12.4%; and total risk-based capital, 13.3%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively. The decline in capital ratios from March 31, 2002 is primarily a result of an increase in assets due to the over-subscription of the stock offering.

Impact of Inflation

     The consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

     Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities structures of our assets and liabilities are critical to the maintenance of acceptable performance levels.

                                   (Continued)

     The principal effect of inflation, as distinct from levels of interest rates, on earnings in the area of noninterest expense. Such expense items as employee compensation, employee benefits, and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made. We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

Recent Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 141 (FAS 141), Business Combinations, and Statement No. 142 (FAS
142), Goodwill and Other Intangible Assets. FAS 141 addresses the financial accounting and reporting for business combinations and requires all business combinations within the scope of the statement to be accounted for using the purchase method. However, for combinations between two or more mutual enterprises, FAS 141 is not effective until interpretative guidance related to the application of the purchase method to those transactions is issued. FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Management does not believe that these recent accounting pronouncements will have any impact on its operations at this time.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank's interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of March 31, 2002, the latest date for which information is available, the Bank's Sensitivity Measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was (9)% and would result in a $4.2 million reduction in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank's operating results. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

The OTS uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis used in the forthcoming table. For example, although certain assets and

                                   (Continued)
liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2002, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. On March 31, 2002, the yield on the three-month Treasury bill was 1.83%. As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended March 31, 2002.

             Interest Rate Sensitivity of Net Portfolio Value (NPV)

                                                               NPV as a % of
                    -------Net Portfolio Value--------     ----PV of Assets-----
                           -------------------                 ------------
Change in Rates     $ Amount     $ Change     % Change     NPV Ratio     Change
---------------     --------     --------     --------     ---------     ------
    + 300 bp        $ 39,988     $(7,155)       (15)%        11.25%     (159 bp)
    + 200 bp          42,987      (4,156)        (9)         11.95       (89 bp)
    + 100 bp          45,373      (1,770)        (4)         12.47       (37 bp)
        0 bp          47,143          --         --          12.84           --
    - 100 bp          47,897         754          2          12.97        13 bp
    - 200 bp             N/A         N/A        N/A            N/A
    - 300 bp             N/A         N/A        N/A            N/A

The Bank does not maintain any securities for trading purposes. The Bank does not currently engage in trading activities or use derivative instruments in a material amount to control interest rate risk. In addition, interest rate risk is the most significant market risk affecting the Bank. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Bank's business activities and operations.

PART II - - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

                  None

ITEM 2.   CHANGES IN SECURITIES.

                  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                  None

ITEM 5.  OTHER INFORMATION.

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer (attached as an exhibit and incorporated herein by reference).

               99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Executive Vice President (attached as an exhibit and incorporated herein by reference).

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2002.