Form 10-Q
period 2002-09-30
FIRST PACTRUST BANCORP INC
filed 2002-11-12
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

FIRST PACTRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

000-49806
(Commission File Number)

Maryland
(State of incorporation)

04-3639825
(IRS Employer Identification No.)

610 Bay Boulevard, Chula Vista, California
(Address of Principal Executive Offices)

91910
(ZIP Code)

(619) 691-1519
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of October 31, 2002 the Registrant had 5,290,000 outstanding shares of common stock.

FIRST PACTRUST BANCORP, INC.

Form 10-Q Quarterly Report

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  First PacTrust Bancorp, Inc. (the Company) and Pacific Trust Bank (the Bank) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, as amended, and are including this statement for purposes of these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company and the Bank, are generally identifiable by use of the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  The ability of the Company and the Bank to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations and future prospects of the Company, the Bank, and the Bank’s wholly owned subsidiaries include, but are not limited to, changes in:  interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the US Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Bank’s market area; and accounting principles, policies, and guidelines.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands of dollars except share data)
(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Cash and due from banks	$10,263	$5,228
Federal funds sold	5,925	10,150
Interest-bearing deposits	3,029	2,625

Total cash and cash equivalents	19,217	18,003
Securities available-for-sale	19,008	13,661
Federal Home Loan Bank stock	2,617	2,509
Loans receivable, net of allowance of $2,536 and $1,743	350,518	257,216
Premises and equipment, net	5,182	3,863
Servicing agent receivable	9,767	11,687
Other assets	2,156	3,137

Total assets	$408,465	$310,076

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$5,123	$4,001
Interest-bearing	272,838	247,953

Total deposits	277,961	251,954
Advances from Federal Home Loan Bank	41,000	28,000
Accrued expenses and other liabilities	1,829	1,401

Total liabilities	320,790	281,355
STOCKHOLDERS' EQUITY
Stockholders’ equity
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,290,000 shares issued and outstanding at September 30, 2002	53	—
Additional paid-in capital	61,732	—
Retained earnings	30,554	28,669
Unearned Employee Stock Ownership Plan shares	(4,951)	—
Accumulated other comprehensive income	287	52

Total stockholders’ equity	87,675	28,721

Total liabilities and stockholders’ equity	$408,465	$310,076

See accompanying notes to consolidated financial statements

1.

First PacTrust Bancorp, Inc.
Consolidated Statements of Income
(In thousands of dollars except share data)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Interest and dividend income
Loans, including fees	$14,777	$15,204	$5,135	$4,984
Securities	620	1,209	223	230
Other interest-earning assets	550	316	333	175

Total	15,947	16,729	5,691	5,389
Interest expense
Deposits	5,272	7,034	1,892	2,295
Federal Home Loan Bank advances	981	2,135	335	776

Total	6,253	9,169	2,227	3,071

Net interest income	9,694	7,560	3,464	2,318
Provision for loan losses	708	68	269	14

Net interest income after provision for loan losses	8,986	7,492	3,195	2,304
Noninterest income
Customer service fees	671	724	230	238
Net gain/(loss) on sale of securities available-for-sale	—	(55)	—	—
Other	68	106	20	20

Total noninterest income	739	775	250	258
Noninterest expense
Salaries and employee benefits	3,065	2,509	1,130	820
Occupancy and equipment expense	1,483	1,262	446	407
Advertising	240	195	63	63
Professional fees	109	183	39	62
Stationary, supplies and postage	276	216	97	65
Data processing	464	213	90	66
ATM costs	315	278	109	99
Other general and administrative	569	557	232	200

Total noninterest expense	6,521	5,413	2,206	1,782

Income before income taxes	3,204	2,854	1,239	780
Income tax expense	1,318	1,196	527	327

Net income	$1,886	$1,658	$712	$453

Comprehensive income	$2,121	$1,870	$833	$467

*Earnings per shares
Basic	$.07	N/A	$.07	N/A
Diluted	$.07	N/A	$.07	N/A

* Note: Earnings per share is calculated based on the period of time from the completion date of the initial public offering, August 22, 2002, through the end of the quarter ended September 30, 2002.

2.

First PacTrust Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,886	1,658
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	128	92
Loss on sale of securities available-for-sale	—	55
Provision for loan losses	708	68
Depreciation	404	335
FHLB stock dividends	(89)	(89)
ESOP Compensation Expense	152	—
Net change in:
Accrued interest receivable and other assets	816	(321)
Accrued interest payable and other liabilities	474	712

Net cash from operating activities	4,479	2,493
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of loans	(19,403)	(6,332)
Net increase in loans	(72,687)	(14,346)
(Purchase) redemption of FHLB stock	(19)	321
Purchase of securities available-for-sale	(10,234)	(223)
Principal repayments on mortgage-backed securities	5,159	13,988
Proceeds from sales of securities available-for-sale	—	12,294
Purchase of premises and equipment	(1,723)	(563)

Net cash from investing activities	(98,907)	5,739
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	26,007	31,690
Net change in Federal Home Loan Bank open line	—	(28,800)
Repayments of Federal Home Loan Bank advances	(46,000)	(10,000)
Proceeds from Federal Home Loan Bank advances	59,000	13,000
Net proceeds from stock issuance	56,635	—

Net cash from financing activities	95,642	5,890

Net change in cash and cash equivalents	1,214	13,539
Cash and cash equivalents at beginning of period	18,003	7,699

Cash and cash equivalents at end of period	$19,217	$21,238

3.

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(table amounts in thousands of dollars except share data)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) as of September 30, 2002 and December 31, 2001 and for the three-month and nine-month periods ended September 30, 2002 and 2001.  Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2002.  In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Summary of Significant Accounting Policies

Nature of Operations:   The Bank is a federally chartered stock savings bank and member of the Federal Home Loan Bank (FHLB) system, which maintains insurance on deposit accounts with the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation.  The Bank is engaged in the business of retail banking, with operations conducted through its main office and seven branches located in the San Diego and Riverside counties.

4.

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(table amounts in thousands of dollars except share data)

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

Servicing Agent Receivable:  The Bank has contracted with a servicing agent to process payments and service a portion of the Bank’s real estate loan portfolio.  The servicing agent remits cash receipts within 15 days of the end of each month for loan payments received.  These cash amounts are reflected as due from servicing agent on the consolidated statements of financial condition.

Note 3 – Conversion to Stock Form of Ownership

On March 1, 2002, the Board of Directors of Pacific Trust Bank (“the Bank”) adopted a Plan of Conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company.  The conversion was accomplished through the sale of all of the Bank’s stock to the Company and the sale of the Company’s stock to the public on August 22, 2002.

In connection with the conversion, the Company issued 5,290,000 shares of common stock for gross proceeds of $63.5 million.  The Company loaned $5.1 million to the Bank’s employee stock ownership plan to purchase stock in the offering and incurred $1.7 million of expenses associated with the offering resulting in net proceeds of $56.7 million. The aggregate purchase price was determined by an independent appraisal.  The Bank issued all of its outstanding capital stock to the Company in exchange for one-half of the net proceeds of the offering.  The Company accounted for the purchase in a manner similar to a pooling of interests whereby assets and liabilities of the Bank maintain their historical cost basis in the consolidated company.

Note 4 – Employee Stock Ownership Plan

In connection with the conversion, the Bank established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees.  The Company issued 423,200 shares of common stock to the ESOP in exchange for a ten-year note in the amount of approximately $5.1 million.  The $5.1 million for the ESOP purchase was borrowed from the Company.

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company.  The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s  contributions to the ESOP and earnings on ESOP assets.  Principal payments are scheduled to occur over a ten-year period.

5.

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(table amounts in thousands of dollars except share data)

Note 5 – Earnings Per Share

Amounts reported as earnings per common share reflect earnings available to common stockholders for the year divided by the weighted average number of common shares outstanding during the year.  Earnings per share is calculated beginning with August 22, 2002, the date of conversion.  The weighted average shares outstanding for the period from conversion through September 30, 2002 are 4,867,065.

Note 6 – Change in Accounting Method

During 2002, the Company adopted Financial Accounting Standard (FAS) No. 145 which was issued in April 2002 and effective for financial statements issued after May 15, 2002. This statement rescinded FAS No. 4 Reporting Gains and Losses from Extinguishment of Debt which previously required the gain or loss from extinguishment of debt to be disclosed as an extraordinary item, net of tax on the income statement. As a result of the change in accounting method, the September 30, 2001 quarterly and year-to-date income statements have been revised to reclassify prepayment penalties on Federal Home Loan Bank advances totaling $340,000 from extraordinary item, net of tax to interest expense.

6.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at September 30, 2002 to its financial condition at December 31, 2001 and the results of operations for the three-month and nine-month periods ended September 30, 2002 to the same periods in 2001.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

          Our total assets increased by $98.4 million, or 31.7%, to $408.5 million at September 30, 2002 from $310.1 million at December 31, 2001.  The increase reflected growth in cash and cash equivalents, loans receivable, and securities available-for-sale, funded by proceeds raised from the initial public offering as well as an increase in deposits and additional advances from the Federal Home Loan Bank.  Cash and cash equivalents increased $1.2 million, or 6.7%, to $19.2 million at September 30, 2002 from $18.0 million at December 31, 2001 resulting from the timing of normal transaction activity.  The Company maintained excess cash at year-end 2001, to fund the purchase of a loan pool in the first quarter of 2002, which is more fully discussed below.  The cash on hand at September 30, 2002 represented excess cash from the conversion that had not yet been fully deployed into loans and other higher yielding assets.  Net loans increased by $93.3 million, or 36.3%, to $350.5 million at September 30, 2002 from $257.2 million at December 31, 2001.  Our increase in loans resulted from increased volume of one-to-four family mortgage loan originations, largely as a result of the low interest rates being offered due to the decline in the interest rate environment.  The Bank also purchased a $19.4 million pool of one-to-four family residential loans of which $6.5 million remains at September 30, 2002.  Securities classified as available-for-sale increased during this period due to purchases of $10.2 million, partially offset by principal repayments of $5.2 million.  Premises and equipment also increased by $1.3 million, primarily related to the purchase of the Temecula branch location, a previously leased branch facility, which relocated in February 2002.  The servicing agent receivable decreased $1.9 million due to a lower volume of prepayments during the month of September.  Management intends to bring all loan servicing in-house during the fourth quarter of 2002 which will eliminate the servicing agent receivable at that time.  This may result in increased expenses to staff-up the loan processing department.  However these expenses should be more than offset by the reduction in servicing fees currently paid to the third party servicer.

          Total deposits increased by $26.0 million, or 10.3%, to $278.0 million at September 30, 2002 from $252.0 million at December 31, 2001.  The increase primarily reflected growth in certificates of deposit, NOW accounts, savings, money market, and other non-interest bearing accounts.  Certificates of deposit increased $10.7 million, or 8.7%, to $133.7 million.  Money market accounts, and NOW accounts increased by $3.4 million and $5.4 million, respectively.  Savings and non-interest bearing accounts increased by $5.4 million and $1.1 million, respectively.  The additional funding was used to support loan growth.

          Federal Home Loan Bank advances increased $13.0 million, or 46.4%, to $41.0 million at September 30, 2002 from $28.0 million at December 31, 2001.  The additional advances were used to support loan growth.

7.

          Equity increased $59.0 million to $87.7 million at September 30, 2002 from $28.7 million at December 31, 2001 as a result of net proceeds of $56.7 million raised through the initial public offering completed on August 22, 2002.  This was supplemented by $1.9 million of net income earned for the nine months ended September 30, 2002, and a $235,000 increase in unrealized gain on securities available-for-sale, net of tax.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

          General.   Net income for the nine months ended September 30, 2002 was $1.9 million, an increase of $228,000, or 213.8%, from the nine months ended September 30, 2001.  The increase in net income resulted from the fluctuations as described below.

          Interest income.   Interest income decreased by $782,000, or 4.7%, to $15.9 million for the nine months ended September 30, 2002 from $16.7 million for the nine months ended September 30, 2001.  The primary factor for the decrease in interest income was a 152 basis point decrease in the average yield on loans receivable, from 7.95% for the nine months ended September 30, 2001 to 6.43% for the same period in 2002 as a result of the refinancing market environment.  In addition, the majority of the Bank’s loans have an adjustable rate feature, and this decrease reflects the downward repricing of adjustable rate mortgage loans due to a decline in market rates of interest.  The average balance of loans receivable increased $51.4 million, or 20.1%, from $255.1 million for the nine months ended September 30, 2001 to $306.5 million for the quarter ended September 30, 2002.  The increase was primarily the result of loan originations exceeding repayments due to strong demand, reflecting generally lower interest rates in 2002 and the purchase of a $19.4 million pool of residential mortgage loans of which $6.5 million remain at September 30, 2002.

          Interest income on securities decreased by $589,000, or 48.7%, to $620,000 for the nine months ended September 30, 2002.  The decrease resulted from a $5.9 million, or 24.2%, decrease in the average balance of securities, attributable to the increased rate of repayment on collateralized mortgage obligations in a declining interest rate environment.  In addition, the average yield on the securities portfolio was 4.57% for the nine months ended September 30, 2002 compared to 6.71% for the same period in 2001, due to generally lower levels of market rates of interest in 2002.

          Interest income from other interest-earning assets increased $234,000, or 74.1%, to $550,000 for the nine months ended September 30, 2002 from $316,000 for the nine months ended September 30, 2001.  The increase resulted from an increase in the average balance from $6.8 million to $32.8 million, which was due to funds received from principal repayments on loans and collateralized mortgage obligations and an increase in federal funds sold due to the short-term investment of stock subscription proceeds.

          Interest Expense   Interest expense decreased $2.9 million, or 31.8%, to $6.3 million for the nine months ended September 30, 2002 from $9.2 million for the nine months ended September 30, 2001.  The decrease in interest expense resulted primarily from a decrease in the average cost of our interest-bearing liabilities to 2.68% from 4.52%, reflecting the decrease in market rates of interest during the period. This was partially offset by an increase in the

8.

average balance of deposits from $232.0 million for the nine months ended September 30, 2001 to $270.0 million for the same period in 2002.   Interest expense on deposits decreased $1.7 million, or 25.1%, to $5.3 million for the nine months ended September 30, 2002 from $7.0 million for the same period in 2001.  Interest expense on Federal Home Loan Bank advances decreased $1.2 million, or 54.1%, to $981,000 for the nine months ended September 30, 2002 from $2.1 million for the nine months ended September 30, 2001.  The decrease resulted from a 418 basis point decrease in the cost of Federal Home Loan Bank advances from 7.32% for the nine months ended September 30, 2001 to 3.14% for the nine months ended September 30, 2002.  The decrease primarily resulted from a $19.0 million variable rate advance with a rate of 1.83% that was drawn in February 2002 and prepayment penalties of $340,000 incurred during the third quarter of 2001.  Refer to Note 6 to the consolidated financial statements for discussion regarding a change in accounting method.

          Net Interest Income.   Net interest income before provision for loan losses increased  $2.1 million, or 28.2%, to $9.7 million for the nine months ended September 30, 2002 from $7.6 million for the nine months ended September 30, 2001.  The net interest spread remained relatively stable, while the net interest margin increased 15 basis points during the period to 3.68% from 3.53%.  The increase in net interest income primarily reflects the factors discussed above.

          Provision for Loan Losses.   Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions.  Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions.  Large balance and/or more complex loans, such as multi-family and commercial real estate loans, and classified loans, are evaluated individually for impairment.

          Provisions of $708,000 and $68,000 were made for the nine months ended September 30, 2002 and 2001, respectively.  The provision increased by $640,000 reflecting a $94 million, or 36.3%, increase in gross loans, primarily consisting of residential real estate loans.  This growth continues to be achieved primarily through the use of independent loan originators and through whole loan purchases.  Since the Bank did not have a seasoned portfolio in this type of lending and did not have a related loss history to apply to these types of loans, peer group data adjusted for local economic conditions was used to establish our loan loss allowance, resulting in the $708,000 provision.  Loan delinquencies increased $3.6 million over prior year period to $4.6 million at September 30, 2002, which also contributed to the increased allowance provision.

          This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  We used the same methodology and generally similar assumptions in assessing the allowance for both periods.  The allowance for loan losses as a percentage of loans outstanding increased to .75% at September 30, 2002 from .68% at September 30, 2001.  This increase was primarily the result of a continued growth in the secured portion of Bank’s loan portfolio combined with

9.

current economic conditions.  The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

          Management assesses the allowance for loan losses at least quarterly.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of September 30, 2002 was maintained at a level that represented management’s best estimate of anticipated losses in the loan portfolio to the extent they were both probable and reasonably estimable.

          Noninterest Income.  Noninterest income decreased $36,000, or 4.7%, to $739,000 for the nine months ended September 30, 2002 from $775,000 for the nine months ended September 30, 2001, primarily as a result of a decrease in loan servicing fees of $35,000 and a decrease of $53,000 in customer service fees on deposit accounts.  Customer service fees decreased as a result of decreased return item fees and decreased month-end checking fees.  Other noninterest income decreased as a result of various declines in miscellaneous smaller balance accounts.  These decreases were partially offset by a $55,000 loss in the prior year on sales of securities.

          Noninterest Expense.  Noninterest expense increased $1.1 million, or 20.4%, to $6.5 million for the nine months ended September 30, 2002 from $5.4 million for the nine months ended September 30, 2001.  This increase was primarily the result of a $556,000 increase in salaries and employee benefits, a $221,000 increase in occupancy and equipment expense, a $251,000 increase in data processing and a $45,000 increase in advertising, partially offset by a $74,000 reduction in professional fees.

          Salaries and employee benefits represented 47.0% and 46.4% of total noninterest expense for the nine months ended September 30, 2002 and September 30, 2001, respectively.  Total salaries and employee benefits increased $556,000, or 22.2%, to $3.1 million for the nine months ended September 30, 2002 from $2.5 million for the same period in 2001.  The increase was primarily due to $152,000 in ESOP compensation expense related to the establishment of the plan in the third quarter, increased wage rates, and staffing increases including staffing at the new branch facility.  The increase in occupancy and equipment was also the result of opening the new branch facility.

          Data processing expense increased as a result of increased volume in both loans and deposits and the write-off of approximately $163,000 of software related to the cancellation of a proposed system conversion.  We had anticipated that the software related to the system conversion could be utilized with another data processor under a modified conversion plan.  We determined, however, that the value of the software was impaired and should be expensed.  The $45,000 increase in advertising was related to the promotion of the new branch, which opened in March 2002, and the relocation of an existing branch in April 2002.

          Income Tax Expense.  Income tax expense increased to $1.3 million for the nine months ended September 30, 2002, from $1.2 million for the nine months ended September 30, 2001.

10.

This increase was primarily a result of an increase in pre-tax income.  The effective tax rate was 41.1% and 41.9% for the nine months ended September 30, 2002 and 2001, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

          General.  Net income for the three months ended September 30, 2002 was $712,000, an increase of $259,000 from $453,000 for the three months ended September 30, 2001.  The increase in net income resulted from factors discussed below.

          Interest income. Interest income increased by $302,000, or 5.6%, to $5.7 million for the three months ended September 30, 2002 from $5.4 million for the three months ended September 30, 2001.  The primary factor for the increase in interest income was an increase in the average balance of loans receivable for the comparative periods reflecting higher levels of originations due to strong demand, as a result of generally lower interest rates in 2002, including the purchase of a $19.4 million pool of residential mortgage loans, partially offset by a decrease in the average yield on loans receivable reflecting a strong refinancing market.

          Interest income on securities decreased by $7,000, or 3.0%, to $223,000 for the three months ended September 30, 2002.  The decrease resulted from a decrease in the average balance of securities, attributable to the increased rate of repayment on collateralized mortgage obligations due to a declining interest rate environment combined with a decrease in the average yield due to generally lower levels of market interest rates in 2002.

          Interest income from other interest earning assets increased $158,000, or 90.3%, to $333,000 for the three months ended September 30, 2002 from $175,000 for the three months ended September 30, 2001.  The increase resulted from an increase in the average balance of these assets, which was due to funds received from principal repayments on loans and collateralized mortgage obligations and stock subscriptions received in anticipation of the stock offering completed on August 22, 2002.

          Interest Expense. Interest expense decreased $844,000, or 27.5%, to $2.2 million for the three months ended September 30, 2002 from $3.1 million for the three months ended September 30, 2001.  The decrease in interest expense resulted primarily from a decrease in the average cost of our interest-bearing liabilities reflecting the decrease in market rates of interest during the period.  Interest expense on deposits decreased $403,000, or 17.6%, to $1.9 million for the three months ended September 30, 2002 from $2.3 million for the same period in 2001.  Interest expense on Federal Home Loan Bank advances decreased $441,000, or 56.8%, to $335,000 for the three months ended September 30, 2002 as compared to $776,000 for the three months ended September 30, 2001.  The decrease primarily resulted from a decrease in the cost of Federal Home Loan Bank advances due to a $19.0 million variable rate advance with a rate of 1.83% that was drawn in February 2002.  Despite the increase in advances as of September 30, 2002, the average balance of Federal Home Loan Bank advances also decreased from the prior quarter due to repayments of overnight borrowings and fixed term advances.  In addition the Company incurred prepayment penalties on Federal Home Loan Bank advances of $340,000 during the third quarter of 2001.  Refer to Note 6 to the consolidated financial statements for discussion regarding a change in accounting method.

          Net Interest Income.  Net interest income before provision for loan losses increased  $1.2 million, or 49.4%, to $3.5 million for the three months ended September 30, 2002 from $2.3

11.

million for the three months ended September 30, 2001.  The increase primarily reflects the factors discussed above.

          Provision for Loan Losses.  Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions.  Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions.  Large balance and/or more complex loans, such as multi-family, commercial real estate loans, and classified loans are evaluated individually for  impairment.

          Provisions of $269,000 and $14,000 were made for the three months ended September 30, 2002 and 2001, respectively.  The provision increased by $255,000 reflecting a $47.7 million, or 15.6%, increase in gross loans, primarily consisting of residential real estate loans.  This growth continues to be achieved primarily through the use of independent loan originators and through whole loan purchases.  Since the Bank did not have a seasoned portfolio in this type of lending and did not have a related loss history to apply to these types of loans, peer group data adjusted for local economic conditions was used to establish our loan loss allowance, resulting in the $269,000 provision.

          This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  We used the same methodology and generally similar assumptions in assessing the allowance for both periods.  The allowance for loan losses as a percentage of loans outstanding increased to .75% at September 30, 2002 from .68% at September 30, 2001.  This increase was primarily the result of a continued growth in the Bank’s loan portfolio.  The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

          Management assesses the allowance for loan losses at least quarterly.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of September 30, 2002 is maintained at a level that best represents management’s best estimate of anticipated losses in the loan portfolio, and such losses were both probable and reasonably estimable.

          Noninterest Income.  Noninterest income decreased $8,000, or 3.1%, to $250,000 for the three months ended September 30, 2002 from $258,000 for the three months ended September 30, 2001.

          Noninterest Expense.   Noninterest expense increased $424,000, or 23.8%, to $2.2 million for the three months ended September 30, 2002 from $1.8 million for the three months ended

12.

September 30, 2001.  This increase was primarily the result of a $310,000 increase in salaries and employee benefits, a $39,000 increase in occupancy and equipment expense, a $24,000 increase in data processing, and a $32,000 increase in other general and administrative costs.

          Salaries and employee benefits represented 51.2% and 46.0% of total noninterest expense for the three months ended September 30, 2002 and September 30, 2001, respectively.  Total salaries and employee benefits increased $310,000, or 37.8%, to $1.1 million for the three months ended September 30, 2002 from $820,000 for the same period in 2001.  The increase was primarily due to $152,000 in ESOP compensation expense related to the establishment of the plan, cost of living increases and additional staffing at the new branch facility.  The increase in occupancy and equipment was also the result of opening the new branch facility.

          Data processing expense increased as a result of increased volume in both loans and deposits.

          Other noninterest expense increased $32,000 as a result of increases in several smaller individual items, none of which were significant.

          Income Tax Expense.  Income tax expense increased to $527,000 for the three months ended September 30, 2002, from $327,000 for the three months ended September 30, 2001.  The effective tax rate was 42.5% and 41.9% for the three months ended September 30, 2002 and 2001, respectively.

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

          The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities.  The Bank’s primary sources of funds are deposits, amortization, prepayments, and maturities of outstanding loans and mortgage-backed securities; maturities of investment securities; and other short-term investments and funds provided from operations.  While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.  The Bank also generates cash through borrowings.  The Bank utilizes Federal Home Loan Bank advances to leverage its capital base and provide funds for its lending activities and to enhance its interest rate risk management.

          Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits or

13.

U.S. Agency securities.  On a longer-term basis, the Bank maintains a strategy of investing in various lending products as described in greater detail under “Business of Pacific Trust Bank – Lending Activities” in the prospectus.  The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities.  At September 30, 2002, the total approved loan origination commitments outstanding amounted to $4.8 million.  At the same date, unused lines of credit were $18.7 million and outstanding letters of credit totaled $10,000.  Investment and mortgage-backed securities scheduled to mature in one year or less at September 30, 2002 totaled $0.  Certificates of deposit scheduled to mature in one year or less at September 30, 2002, totaled $102.7 million.  Although the average cost of deposits has decreased throughout 2002, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions.  Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  In addition, the Bank has the ability at September 30, 2002 to borrow an additional $100.8 million from the Federal Home Loan Bank of San Francisco as a funding source to meet commitments and for liquidity purposes.

Capital

          Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards.  Total equity was $87.7 million at September 30, 2002, or 21.5% of total assets on that date.  As of September 30, 2002, the Bank exceeded all capital requirements of the Office of Thrift Supervision.  The Bank’s regulatory capital ratios at September 30, 2002 were as follows: core capital 21.42%; Tier 1 risk-based capital, 35.36%; and total risk-based capital, 36.41%.  The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.  The substantial increase in capital ratios from the quarter-ended June 30, 2002 was primarily a result of the capital raised in the initial public offering.

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

14.

benefits, and occupancy and equipment costs may be subject to increases as a result of inflation.  An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that we have made.  We are unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts.  An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be.  The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule.  Under the rule, an institution whose Sensitivity Measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement.  As of June 30, 2002, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was 2% and would result in a $1.3 million increase in the NPV of the Bank.  Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results.  The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

The OTS uses certain assumptions in assessing the interest rate risk of savings associations.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis used in the forthcoming table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2002, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points.  On June 30, 2002, the yield on the three-month Treasury bill was 1.83%.  As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended June 30, 2002.

15.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets

Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+ 300 bp	$59,292	$652	1%	12.26%	+44 bp
+ 200 bp	59,985	1,345	2%	12.28	+46 bp
+ 100 bp	59,767	1,126	2%	12.13	+31 bp
0 bp	58,640	—	—	11.82
- 100 bp	56,127	2,513	-4%	11.26	-56 bp
- 200 bp	N/A	N/A	N/A	N/A	N/A
- 300 bp	N/A	N/A	N/A	N/A	N/A

The Bank does not maintain any securities for trading purposes.  The Bank does not currently engage in trading activities or use derivative instruments in a material amount to control interest rate risk.  In addition, interest rate risk is the most significant market risk affecting the Bank.  Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Bank’s business activities and operations.

ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES REPORT.

Within the 90-day period prior to filing of this report, an evaluation was carried out under the supervision and with the participation of First PacTrust Bancorp, Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by First PacTrust Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, the Company did not make any significant changes in, nor take any corrective actions regarding its internal controls or other factors that could significantly affect these controls.

16.

PART II - - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS .

None

ITEM 2.	CHANGES IN SECURITIES.

Use of Proceeds. On August 22, 2002, the Company completed an offering of securities registered pursuant to the Securities Act of 1933, as amended. In connection therewith:

	1.	The effective date of the registration statement on Form S-1, as amended (File No. 333-85120) was May 14, 2002.

	2.	The offering of securities was not underwritten. Keefe, Bruyette, & Wood, Inc. acted as marketing agent.

3.

The class of securities registered was common stock, $0.01 par value per share.  The amount of such securities registered was 5,290,000 shares at an offering price of $12.00 per share. The offering terminated on August 14, 2002 with the sale of 5,290,000 shares at a price of $12.00 per share.

	4.	The total offering expenses incurred by the Company were approximately $1.7 million, none of which were paid directly or indirectly to directors or officers of the Company or their associates.

5.

Gross proceeds of the offering were $63.5 million. The Company loaned 5.1 million to the Bank’s employee stock ownership plan to purchase stock in the offering and incurred $1.7 million of expenses associated with the offering resulting in net proceeds of $56.7 million.  One-half of the net proceeds were invested in the Bank and the remaining amount is invested in an interest-bearing deposit at the Bank awaiting deployment into other interest-earning assets.  These uses of proceeds do not represent a material change in the use of proceeds, described in the Company’s prospectus dated May 14, 2002.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

17.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	Exhibits

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer (attached as an exhibit and incorporated herein by reference).

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Executive Vice President (attached as an exhibit and incorporated herein by reference).

	(b)	Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2002

18.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: November 8, 2002	/s/ HANS R. GANZ

Hans R. Ganz President and Chief Executive Officer

Date: November 8, 2002	/s/ REGAN GALLAGHER

Regan Gallagher Vice President and Controller (Principal Financial and Accounting Officer)

19.