Form 10-K
period 2002-12-31
FIRST PACTRUST BANCORP INC
filed 2003-03-21
CIK 1169770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission file number 000-49806

FIRST PACTRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
610 Bay Boulevard, Chula Vista, California	91910
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (691) 619-1519

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Check whether the Registrant is an accelerated filer.

YES  ☒    NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq System as of June 30, 2002, was not applicable. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of March 19, 2003, there were issued and outstanding 5,290,000 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K — Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during April 2003.

FIRST PACTRUST BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2002

    i

PART I

Item 1.    Business

General

First PacTrust Bancorp, Inc. (the “Company”) was incorporated under Maryland law in March, 2002 to hold all of the stock of Pacific Trust Bank (the “Bank”). Maryland was chosen as the state of incorporation because it provides protections similar to Delaware with respect to takeover, indemnification and limitations on liability, with reduced franchise taxes. First PacTrust Bancorp, Inc. is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision. First PacTrust Bancorp, Inc. is a unitary thrift holding company, which means that it owns one thrift institution. As a thrift holding company, First PacTrust Bancorp, Inc., activities are limited to banking, securities, insurance and financial services-related activities. See “How We Are Regulated - First PacTrust Bancorp, Inc.” First PacTrust Bancorp, Inc. is not an operating company and has no significant assets other than all of the outstanding shares of common stock of Pacific Trust Bank, the net proceeds retained from its initial public offering completed in August 2002, and its loan to the First PacTrust Bancorp, Inc. 401(k) Employee Stock Ownership Plan. First PacTrust Bancorp, Inc. has no significant liabilities. The management of the Company and the Bank is substantially the same. The Company utilizes the support staff and offices of the Bank and pays the Bank for these services. If the Company expands or changes its business in the future, the Bank may hire the Company’s own employees. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

The Company is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We are headquartered in Chula Vista, California, a suburb of San Diego, California and have seven retail offices primarily serving San Diego and Riverside counties in California. Our geographic market for loans and deposits is principally San Diego and Riverside counties.

The principal business consists of attracting retail deposits from the general public and investing these funds primarily in permanent loans secured by first mortgages on owner-occupied one-to four- family residences and a variety of consumer loans. The Company also originates loans secured by multi-family and commercial real estate and, to a limited extent, commercial business loans secured primarily by residential real estate.

The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market deposits and term certificate accounts and checking accounts. The Company solicits deposits in the Company’s market areas and, to a lesser extent, from financial institutions nationwide, and has not accepted brokered deposits.

The principal executive offices of First PacTrust Bancorp, Inc. are located at 610 Bay Boulevard, Chula Vista, California, and its telephone number is (619) 691-1519.

Our reports, proxy statements and other information the Company files with the SEC, as well as our news releases, are available free of charge through our Internet site at http://www.pacifictrustbank.com. This information can be found on the First PacTrust Bancorp, Inc. information page of our Internet site. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act are available as soon as reasonably practicable after they have been filed with the SEC. Reference to the Company’s Internet address is not intended to incorporate any of the information contained on our Internet site into this document.

Lending Activities

General.    Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans generally are long-term and amortize on a monthly basis with principal and interest due each month. The Company also has loans in the portfolio, which require only interest payments on a monthly basis or may have the potential for negative amortization. At December 31, 2002, the Company’s net loan portfolio totaled $403.7 million, which constituted 87.8% of total assets.

Mortgage loans up to $650,000 may be approved by senior loan officers. The Senior Vice President of Lending may approve loans up to $1.0 million and the President may approve loans up to $1.5 million. The Management Loan Committee may approve loans to one borrower or group of related borrowers up to $3.5 million in the aggregate, with no single loan exceeding $2.5 million. Loans over these amounts or outside our general underwriting guidelines, must be approved by the loan committee of the board of directors. Commercial and multi-family real estate loans must be approved by the Senior Vice President of Lending, the President, the Management Loan Committee or the board loan committee.

At December 31, 2002, the maximum amount which the Company could have loaned to any one borrower and the borrower’s related entities was approximately $9.1 million. Our largest lending relationship to a single borrower or a group of related borrowers consisted of multiple loans to a local investor totaling $4.8 million at December 31, 2002. The loans are secured by multiple investment properties located in San Diego County, California and were current as of December 31, 2002.

The following table presents information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate
One- to four-family	$330,579	81.41%	$185,391	71.61%	$147,472	62.40%	$67,779	45.75%	$66,683	46.97%
Commercial and multi-family	56,471	13.91	47,353	18.29	56,895	24.08	45,713	30.85	38,527	27.14
Construction	107	0.03	2,521	0.97	—	—	178	0.12	763	0.54

Total real estate loans	387,157	95.35	235,265	90.87	204,367	86.48	113,670	76.72	105,973	74.65

Other loans
Consumer:
Automobile	3,748	0.92	6,394	2.47	10,228	4.33	13,491	9.11	16,323	11.50
Home equity	11,219	2.76	12,563	4.85	15,867	6.71	13,826	9.33	11,549	8.14
Other	3,547	0.87	4,364	1.69	5,686	2.41	6,805	4.59	7,851	5.53
Commercial	415	0.10	303	0.12	174	0.07	373	0.25	261	0.18

Total other loans	18,929	4.65	23,624	9.13	31,955	13.52	34,495	23.28	35,984	25.35

Total loans	406,086	100.00%	258,889	100.00%	236,322	100.00%	148,165	100.00%	141,957	100.00%

Net deferred loan origination (fees) costs	599		69		(322)		(789)		(786)
Allowance for loan losses	(2,953)		(1,742)		(1,699)		(1,296)		(1,237)

Total loans receivable, net	$403,732		$257,216		$234,301		$146,080		$139,934

The following table shows the composition of the Company’s loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2002		2001		2000		1999		1998
FIXED-RATE LOANS	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate
One- to four-family	$81,191	19.99%	$19,387	7.49%	$17,131	7.25%	$16,591	11.20%	$19,508	13.74%
Commercial and multi-family	6,369	1.57	4,288	1.66	5,079	2.15	4,015	2.71	7,155	5.04
Construction	—	—	—	—	—	—	178	0.12	763	0.54

Total real estate loans	87,560	21.56	23,675	9.15	22,210	9.40	20,784	14.03	27,426	19.32

Other loans
Consumer:
Automobile	3,189	0.79	5,540	2.14	9,165	3.88	11,920	8.05	14,843	10.46
Home equity	—	—	—	—	1,903	0.81	1,338	0.90	1,397	0.98
Other	2,207	0.54	3,253	1.26	2,301	0.97	1,566	1.06	1,773	1.25
Commercial	13	0.01	36	0.01	29	0.01	373	0.25	261	0.18

Total other loans	5,409	1.33	8,829	3.41	13,398	5.67	15,197	10.26	18,274	12.87

Total fixed-rate loans	92,969	22.90	32,504	12.56	35,608	15.07	35,981	24.29	45,700	32.19

ADJUSTABLE-RATE

Real Estate
One- to four-family	249,388	61.41	166,004	64.12	130,341	55.15	51,188	34.55	47,175	33.23
Commercial and multi-family	50,102	12.31	43,065	16.64	51,816	21.93	41,698	28.14	31,372	22.10
Construction	107	0.03	2,521	0.97	—	—	—	—	—	—

Total real estate loans	299,597	73.75	211,590	81.73	182,157	77.08	92,886	62.69	78,547	55.33

Other loans
Consumer:
Automobile	559	0.15	854	0.33	1,063	0.45	1,571	1.05	1,480	1.05
Home equity	11,219	2.77	12,563	4.85	13,964	5.91	12,488	8.43	10,152	7.15
Other	1,340	0.34	1,111	0.43	3,385	1.43	5,239	3.54	6,078	4.28
Commercial	402	0.09	267	0.10	145	0.06	—	—	—	—

Total other loans	13,520	3.35	14,795	5.71	18,557	7.85	19,298	13.02	17,710	12.48

Total adjustable-rate loans	313,117	77.10	226,385	87.44	200,714	84.93	112,184	75.71	96,257	67.81

Total loans	406,086	100.00%	258,889	100.00%	236,322	100.00%	148,165	100.00%	141,957	100.00%

Net deferred loan origination (fees) costs	599		69		(322)		(789)		(786)
Allowance for loan losses	(2,953)		(1,742)		(1,699)		(1,296)		(1,237)

Total loans receivable, net	$403,732		$257,216		$234,301		$146,080		$139,934

The following schedule illustrates the contractual maturity of the Company’s loan portfolio at December 31, 2002. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family		Multi-family and Commercial		Construction(1)		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Due During Years Ending December 31,
2003(2)	$7,061	5.81%	$419	5.89%	$—	—%	$3,786	9.57%	$415	6.80%	$11,681	7.07%
2004	1,481	5.86	1,010	7.81	—	—	920	7.45	—	—	3,411	6.87
2005 and 2006	1,229	8.13	4,379	7.77	—	—	5,969	6.47	—	—	11,577	7.14
2004 to 2011	27,027	5.83	24,921	6.82	107	8.38	7,259	5.44	—	—	59,314	6.20
2012 to 2026	32,412	5.77	13,396	7.60	—	—	580	4.81	—	—	46,388	6.29
2027 and following	261,369	5.59	12,346	6.67	—	—	—	—	—	—	273,715	5.64

Total	$330,579	5.64%	$56,471	7.05%	$107	8.38%	$18,514	6.71%	$415	6.80%	$406,086	5.89%

(1)	Once the construction phase has been completed these loans will automatically convert to permanent financing.

(2)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2003 which have predetermined interest rates is $86.8 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $307.6 million.

One- to Four-Family Residential Real Estate Lending.  The Company focuses lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in San Diego and Riverside counties, California. At December 31, 2002, one-to four family residential mortgage loans totaled $330.6 million, or 81.4% of our gross loan portfolio.

The Company generally underwrites our one- to four-family loans based on the applicant’s employment and credit history and the appraised value of the subject property. Presently, the Company lends up to 90% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, the Company generally requires private mortgage insurance in order to reduce our exposure below 80% or charge a higher interest rate. Properties securing one- to four-family loans are appraised by independent fee appraisers approved by the management loan committee. The Company requires borrowers to obtain title and hazard insurance, and flood insurance, if necessary.

The Company currently originates one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions.

Adjustable-rate mortgages, or ARM loans, are offered with flexible initial and periodic repricing dates, ranging from one month to seven years through the life of the loan. The Company uses a variety of indices to reprice our ARM loans. During the year ended December 31, 2002, the Company originated $196.9 million of one- to four-family ARM loans and $36.9 million of one- to four-family fixed-rate mortgage loans.

The Company also purchased a $19.4 million pool of residential loans during 2002 of which $5.9 million remain at December 31, 2002.

Our one- to four-family loans may be assumable, subject to our approval, and may contain prepayment penalties. Most ARM loans are written using generally accepted underwriting guidelines. Due mainly, however, to the generally large loan size, these loans may not be readily saleable to Freddie Mac or Fannie Mae, but are saleable to other private investors. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

The Company also offers ARM loans, which may provide for negative amortization of the principal balance. These loans have monthly interest rate adjustments after the specified introductory rate term, and annual maximum payment adjustments of 7½% during the first five years of the loan. The principal balance on these loans may increase up to 125% of the original loan amount as a result of the payments not being sufficient to cover the interest due during the first five years of the loan term. These loans adjust to fully amortize after five years through contractual maturity, with up to a 30 year term.

In order to remain competitive in our market areas, the Company may originate ARM loans at initial rates below the fully indexed rate. The Company’s ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Company’s cost of funds.

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. The Company has not experienced significant delinquencies for these loans. However, the majority of these loans have been originated within the past two years. See “- Asset Quality — Non-performing Assets” and “— Classified Assets.” At December 31, 2002, our one- to four-family ARM loan portfolio totaled $249.4 million, or 61.4% of our gross loan portfolio. At that date, the fixed-rate one- to four-family mortgage loan portfolio totaled $81.2 million, or 20.0% of our gross loan portfolio.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, and are generally fully amortizing, with payments due monthly. The Company generally sells fixed rate loans with terms to maturity in excess of 15 years. The Company also offers a fixed-rate loan with interest only payments for 10 years, followed by a balloon payment.

Commercial and Multi-Family Real Estate Lending.  The Company offers a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, a limited amount of small retail establishments, hotels, motels, warehouses and small office buildings located in the Company’s market areas. At December 31, 2002, multi-family and commercial real estate loans totaled $56.5 million or 13.9% of our gross loan portfolio.

The Company’s loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on multi-family real estate loans typically do not exceed 75% of the appraised value of the property securing the loan. These loans typically require monthly payments, may not be fully amortizing and have maximum maturities of 30 years. Loan-to-value ratios on commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan and have maximum maturities of 25 years.

Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. The Company generally does not require personal guarantees of the borrowers. The Company generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state licensed fee appraisers approved by the management loan committee. See “- Loan Originations, Purchases, Sales and Repayments.”

The Company does not generally maintain a tax or insurance escrow account for loans secured by multi-family and commercial real estate. In order to monitor the adequacy of cash flows on income-producing properties, the borrower may be requested or required to provide periodic financial information.

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. The largest multi-family or commercial real estate loan at December 31, 2002 was located in San Diego County with a principal balance of $3.2 million. At December 31, 2002, this loan was fully performing.

Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “- Asset Quality — Non-performing Loans.”

Construction Lending.  The Company has not historically originated a significant amount of construction loans. From time to time the Company does, however, purchase participations in commercial real estate construction loans. In addition, the Company may, in the future originate or purchase loans or participations in residential construction. At December 31, 2002, the Company had $107,000 in construction loans outstanding, representing .03% of our gross loan portfolio. The Company has a commitment to fund an additional $4.4 million construction loan on a downtown San Diego development.

Consumer and Other Lending.  Consumer loans generally have shorter terms to maturity, which reduces the exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2002, our consumer and other loan portfolio totaled $18.9 million, or

4.7% of our gross loan portfolio. The Company offers a variety of secured consumer loans, including home equity lines of credit, new and used auto loans, boat and recreational vehicle loans, and loans secured by savings deposits. The Company also offers a limited amount of unsecured loans. The Company originates our consumer and other loans primarily in the market areas.

Our home equity lines of credit totaled $11.2 million, and comprised 2.8% of the gross loan portfolio at December 31, 2002. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the value of the property securing the loan. Home equity lines of credit have a seven year draw period and require the payment of 1.5% of the outstanding loan balance per month during the draw period, in which the amount may be reborrowed at any time during the draw period. Once the draw period has lapsed, generally the payment is fixed based on the loan balance at that time. At December 31, 2002, unfunded commitments on these lines of credit totaled $18.6 million. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

The Company also originates auto, boat and recreational vehicle loans on a direct basis.

Auto loans totaled $3.7 million at December 31, 2002, or .9% of the gross loan portfolio. Auto loans may be written for up to six years and usually have fixed rates of interest. Loan-to-value ratios are up to 100% of the sales price for new autos and 100% of retail value on used autos, based on valuation from official used car guides.

Loans for recreational vehicles, including boats and planes, totaled $460,000 at December 31, 2002, or .11% of our gross loan portfolio. The Company will finance up to 100% of the purchase price for a new recreational vehicle and 100% of the value for a used recreational vehicle, based on the applicable official used recreational vehicle guides. The term to maturity for these types of loans is up to 10 years for used recreational vehicles and up to 15 years for new recreational vehicles. These loans are generally written with fixed rates of interest.

Consumer and other loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans, which are secured by rapidly depreciable assets, such as automobiles and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

At December 31, 2002, commercial business loans totaled $415,000 or .10% of the gross loan portfolio. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of the credit analysis. The Company may obtain personal guarantees on commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than more traditional single family loans.

Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). Our commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Loan Originations, Purchases, Sales, Repayments and Servicing

The Company originates loans primarily through mortgage broker and banking relationships. By originating most of our loans through brokers, the Company is better able to control overhead costs and efficiently utilize management resources. The Company is a portfolio lender of products not readily saleable to Fannie Mae and Freddie Mac, although they are saleable to private investors.

The Company also originates consumer and real estate loans through marketing efforts, and existing and walk-in customers. While the Company originates both adjustable-rate and fixed-rate loans, ability to originate loans is dependent upon customer demand for loans in the Company’s market areas. Demand is affected by competition and the interest rate environment. During the last few years, the Company has significantly increased the origination of ARM loans. The Company sells most of the fixed-rate, one- to four-family residential loans the Company originates with maturity dates greater than 15 years. The Company has also purchased ARM loans secured by one- to four-family residences and participations in commercial real estate loans. Loans and participations purchased must conform to our underwriting guidelines or guidelines acceptable to the management loan committee. Furthermore, during the past few years, the Company, like many other financial institutions, has experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.

The Company currently subcontracts the servicing of the loans to an independent third party. During 2003, the Company intends to bring this in-house, in order to better control and improve service to customers. The Company does not expect to experience a significant change in earnings as a result of the servicing in-house, due to the increased cost of hiring additional personnel to service the loans being offset by the elimination of the cost of paying a third party for servicing.

The following table shows the Company’s loan origination, purchase, sale and repayment activities for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$196,945	$91,788	$94,020
- multi-family and commercial	24,273	8,095	24,059
- construction or development	—	—	—
Non-real estate - consumer	3,860	9,287	14,243
- commercial business	1,526	130	325

Total adjustable-rate	226,604	109,300	132,647

Fixed rate:
Real estate - one- to four-family	36,903	9,286	6,530
- multi-family and commercial	—	264	782
- construction or development	—	—	—
Non-real estate - consumer	1,504	2,506	4,873
- commercial business	—	—	—

Total fixed - rate	38,407	12,056	12,185

Total loans originated	265,011	121,356	144,832

Purchases:
Real estate - one- to four-family	19,403	—	—
- multi-family and commercial	—	—	—
- construction or development	586	2,521	—
Non-real estate - consumer	—	—	—
- commercial business	—	—	—

Total loans purchased	19,989	2,521	—

Sales and Repayments:
Sales and loan participations sold	—	(6,332)	(1,930)
Principal repayments	(137,274)	(94,282)	(54,745)

Total reductions	(137,274)	(100,614)	(56,675)
Increase (decrease) in other items, net	(1,210)	(348)	64

Net increase	$146,516	$22,915	$88,221

Asset Quality

Real estate loans are serviced by the Company’s agent in accordance with secondary market guidelines. When a borrower fails to make a payment on a mortgage loan on or before the default date, a late charge notice is mailed 16 days after the due date. When the loan is 31 days past due, a delinquent notice is mailed to the borrower. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the loan becomes 60 days delinquent, the collector will generally contact the borrower by phone or send a personal letter in order to identify the reason for the delinquency. Once the loan becomes 90 days delinquent, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. Between 100 and 120 days delinquent a drive-by inspection is made. If the account becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. During this 30 day period, the collector may accept a written repayment plan from the borrower which would bring the account current within the next 90 days. Once the loan becomes 150 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer will turn over the account to the Company’s legal counsel with instructions to initiate foreclosure.

For consumer loans a similar process is followed, with the initial written contact being made once the loan is 16 days past due. Follow-up contacts are generally on an accelerated basis compared to the mortgage loan procedure.

Delinquent Loans.  The following table sets forth the Company’s loan delinquencies by type, number and amount at December 31, 2002.

	Loans Delinquent For:				Total Loans Delinquent 60 Days or More
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	1	$15	—	$—	1	$15
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	12	16	4	5	16	21

Total	13	$31	4	$5	17	$36

Delinquent loans to total gross loans		0.01%		—%		0.01%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the loan becomes more than 90 days delinquent. At all dates presented, the Company had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family	$—	$—	$66	$148	$663
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	5	10	10	48	266

Total	5	10	76	196	929

Accruing delinquent more than 90 days:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	—	—	—	—	—

Non-performing loans	5	10	76	196	929
Foreclosed Assets	—	—	—	—	—

Total non-performing assets	$5	$10	$76	$196	$929

Non-performing loans to total loans	—%	—%	0.03%	0.13%	0.65%
Non-performing assets to total assets	—%	—%	0.03%	0.09%	0.41%

For the year ended December 31, 2002, there was no gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms. No amount was included in interest income on these loans for these periods.

Other Loans of Concern.  In addition to the non-performing assets set forth in the table above, as of December 31, 2002, there was also an aggregate of $3.2 million of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management’s determination of the adequacy of the Company’s allowance for loan losses.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the FDIC, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of periodic reports with the Office of Thrift Supervision and in accordance with the Company’s classification of assets policy, the Company regularly reviews the problem assets in the portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2002, the Company had classified $1.5 million of assets as substandard, $0 as doubtful and $0 as loss. The total amount classified represented 1.69% of our equity capital and .33% of total assets at December 31, 2002.

Provision for Loan Losses.  The Company recorded a provision for loan losses for the year ended December 31, 2002 of $1.1 million, compared to $68,000 for the year ended December 31, 2001. The provision for loan losses is charged to income to bring the allowance for loan losses to reflect probable losses presently inherent based on the factors discussed below under “— Allowance for Loan Losses.” The provision for loan losses for the year ended December 31, 2002 was based on management’s review of these factors, which indicated that the allowance for loan losses reflected probable losses presently inherent in the loan portfolio as of the year ended December 31, 2002.

Allowance for Loan Losses.  The Company maintains an allowance for loan losses to absorb probable incurred losses in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, like residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Geographic peer group data is obtained by general loan type and adjusted to reflect known differences between peers and the

Company, including loan seasoning, underwriting experience, local economic conditions and customer characteristics. More complex loans, including multi-family commercial real estate loans, are evaluated individually for impairment, primarily through the evaluation of collateral values.

At December 31, 2002, the allowance for loan losses was $3.0 million or .74% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses presently inherent in the loan portfolios.

The following table sets forth an analysis of the Company’s allowance for loan losses.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in Thousands)
Balance at beginning of period	$1,742	$1,699	$1,296	$1,237	$2,060

Charge-offs
One- to four-family	—	(54)	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	(67)	(128)	(182)	(234)	(855	)(1)

	(67)	(182)	(182)	(234)	(855)

Recoveries
One- to four-family	28	61	7	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	141	96	134	201	258

	169	157	141	201	258

Net (charge-offs) recoveries	102	(25)	(41)	(33)	(597)
Provision (benefit) for loan losses	1,109	68	444	92	(226)

Balance at end of period	$2,953	$1,742	$1,699	$1,296	$1,237

Net charge-offs to average loans during this period	—%	0.13%	0.17%	0.31%	0.78%

Net charge-offs to average non - performing loans during this period	190.6%	58.14%	30.15%	5.87%	81.22%

Allowance for loan losses to non - performing loans	7,981.08%	17,420.00%	2,235.53%	661.22%	133.15%

Allowance as a % of total loans (end of period)	0.74%	0.67%	0.72%	0.87%	0.87%

(1)	$198,000 of which relates to the credit card portfolio that was sold in 1998.

The distribution of the Company’s allowance for loan losses at the dates indicated is summarized as follows:

	2002			2001			2000
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans
	(Dollars in Thousands)
Secured by residential real estate	$2,314	78.36%	81.41%	$964	55.34%	71.61%	$767	45.15%	62.40%
Secured by commercial real estate	321	10.87	13.91	152	8.73	18.29	182	10.71	24.08
Construction	—	—	0.03	8	0.46	0.97	—	—	—
Consumer	312	10.57	4.55	469	26.92	9.01	620	36.49	13.45
Commercial	6	0.20	0.10	1.05		0.12	—	—	0.07
Unallocated	—	—	—	148	8.50	—	130	7.65	—

Total Allowance for Loan Losses	$2,953	100.00%	100.00%	$1,742	100.00%	100.00%	$1,699	100.00%	100.00%

	1999			1998
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans
	(Dollars in Thousands)
Secured by residential real estate	$220	16.97%	45.75%	$187	15.12%	46.97%
Secured by commercial real estate	209	16.13	30.85	163	13.18	27.14
Construction	—	—	0.12	—	—	0.54
Consumer	729	56.25	23.03	787	63.62	25.17
Commercial	—	—	0.25	—	—	0.18
Unallocated	138	10.65	—	100	8.08	—

Total Allowance for Loan Losses	$1,296	100.00%	100.00%	$1,237	100.00%	100.00%

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. See “How We Are Regulated - Pacific Trust Bank” and “- Qualified Thrift Lender Test” for a discussion of additional restrictions on our investment activities.

The treasurer has the basic responsibility for the management of the investment portfolio, subject to the direction and guidance of the investment committee. The Treasurer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of the Company’s investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See Item 7A “- Quantitative and Qualitative Disclosures About Market Risk.”

The Company’s investment securities currently consist solely of collateralized mortgage obligations issued by Fannie Mae, Ginnie Mae and Freddie Mac, also referred to as CMOs. CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The term to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO. As a result of these factors, the estimated average lives of the CMOs may be shorter than the contractual maturities as shown on the table below. Although a significant proportion of the Company’s CMOs are interests in tranches which have been structured (through the use of cash flow priority and “support” tranches) to give somewhat more predictable cash flows, the cash flow and hence the value of CMOs are subject to change.

The Company invests in CMOs as an alternative to mortgage loans and conventional mortgage-backed securities as part of the Company’s asset/liability management strategy. Management believes that CMOs represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Company has from time to time concluded that short and intermediate duration CMOs (with an expected average life of five years or less) represent a better combination of rate and duration than adjustable rate mortgage-backed securities. All of the Company’s CMOs are available for sale. At December 31, 2002, the Company held $13.5 million of CMOs, substantially all of which were of expected short and intermediate duration.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. The Company’s securities portfolio at December 31, 2002, did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2002		2001		2000
	Carrying Value	% of Total Total	Carrying Value	% of Total Total	Carrying Value	% of Total Total
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and federal agencies	$5,236	27.95%	$—	—%	$7,983	19.49%
Collateralized mortgage obligations:
Fannie Mae	7,180	38.33	4,207	30.79	10,985	26.83
Ginnie Mae	2	0.01	643	4.71	1,505	3.68
Freddie Mac	6,315	33.71	8,811	64.50	8,445	20.62
Marketable equity securities	—	—	—	—	12,030	29.38

Total	$18,733	100.00%	$13,661	100.00%	$40,948	100.00%

Average remaining life of securities	.8 years		2.0 years		1.7 years
Other earning assets:
Interest-earning deposits with banks	$3,413	38.90%	$2,625	17.07%	$851	19.43%
Federal funds sold	855	9.75	10,150	66.49	—	—
FHLB stock	4,505	51.35	2,509	16.44	2,705	61.74
Other investments	—	—	—	—	825	18.83

	$8,773	100.00%	$15,284	100.00%	$4,381	100.00%

The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock as of December 31, 2002 are indicated in the following table.

	December 31, 2002
	One Year or Less	One to Five Years	Five to 10 Years	Over 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
Agency Securities FHLB Note	$—	$5,082	$—	$—	$5,082	$5,236
Collateralized mortgage obligations	2	1,940	9,104	2,161	13,207	13,497

Total investment securities	2	7,022	9,104	2,161	18,289	18,733

Weighted average yield	12.0%	5.23%	5.50%	6.69%

Sources of Funds

General.  The Company’s sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits.  The Company offers a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. The Company’s deposits consist of savings accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. The Company solicits deposits primarily in the Company’s market areas and from financial institutions and have not accepted brokered deposits. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain these deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts the Company offers has allowed the Company to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Company tries to manage the pricing of our deposits in keeping with asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on past experience, the Company believes that the deposits are relatively stable sources of funds. Despite this stability, the Company’s ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth the Company’s deposit flows during the periods indicated.

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Opening balance	$251,954	$218,695	$200,940
Deposits/withdrawals	21,046	24,326	8,865
Interest credited	6,714	8,933	8,890

Ending balance	$279,714	$251,954	$218,695

Net increase	$27,760	$33,259	$17,755

Percent increase	11.02%	15.21%	8.84%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs the Company offered at the dates indicated.

	December 31,
	2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand	$6,389	2.28%	$4,001	1.59%	$4,024	1.84%
Savings	47,970	17.15	42,507	16.87	38,820	17.75
NOW	25,534	9.13	24,266	9.63	22,866	10.46
Money market	62,653	22.40	58,181	23.09	50,390	23.04
Certificates of deposit
2.00% - 2.99%	80,098	28.64	24,733	9.82	—	—
3.00% - 3.99%	29,088	10.45	24,358	9.67	—	—
4.00% - 4.99%	14,052	5.02	35,657	14.15	4,188	1.91
5.00% - 5.99%	10,075	3.60	24,671	9.79	33,121	15.14
6.00% - 6.99%	3,585	1.28	13,328	5.29	65,051	29.75
7.00% - 7.99%	270	0.10	252	0.10	235	0.11

Total Certificates of Deposit	137,168	49.04	122,999	48.82	102,595	46.91

	$279,714	100.00%	$251,954	100.00%	$218,695	100.00%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2002.
	2003	2004	2005	2006	2007	Total
0.00% - 2.99%	$73,873	$5,928	$297	$—	$—	$80,098
3.00% - 3.99%	20,258	6,691	1,519	194	426	29,088
4.00% - 4.99%	4,608	2,459	2,268	1,387	3,330	14,052
5.00% - 5.99%	4,406	885	462	834	3,488	10,075
6.00% - 6.99%	1,791	588	1,206	—	—	3,585
7.00% - 7.99%	—	—	270	—	—	270

	$104,936	$16,551	$6,022	$2,415	$7,244	$137,168
$100,000 and over	$19,641	$2,077	$1,544	$722	$4,543	$28,527
Below $100,000	85,295	14,474	4,478	1,693	2,701	108,641

Total	$104,936	$16,551	$6,022	$2,415	$7,244	$137,168

Borrowings.   Although deposits are our primary source of funds, the Company may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when the Company desires additional capacity to fund loan demand or when they meet asset/liability management goals. The Company’s borrowings historically have consisted of advances from the Federal Home Loan Bank of San Francisco.

The Company may obtain advances from the Federal Home Loan Bank of San Francisco upon the security of certain of our mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2002, the Company had $90.1 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $48.5 million.

The following table sets forth certain information as to our borrowings at the dates or for the years indicated.

	At or for the Year Ended December 31
	2002	2001	2000
	(Dollars in Thousands)
Average balance outstanding	$48,258	$36,992	$21,792
Maximum month-end balance	$90,100	$59,000	$53,800
Balance at end of period	$90,100	$28,000	$53,800
Weighted average interest rate during the period	2.86%	7.14%	5.45%
Weighted average interest rate at end of period	2.54%	4.67%	6.48%

Subsidiary and Other Activities

As a federally chartered savings bank, Pacific Trust Bank is permitted by the Office of Thrift Supervision regulators to invest 2% of our assets or $9.2 million at December 31, 2002, in the stock of, or unsecured loans to, service corporation subsidiaries. The Company may invest an additional 1% of assets in secure corporations where such additional funds are used for inner-city or community development purposes. Pacific Trust Bank currently does not have any subsidiary service corporations.

Competition

The Company faces strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

The Company attracts deposits through the branch office system and through the internet. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Company competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, Pacific Trust Bank’s share of deposits was 0.68% and 0.24% in San Diego and Riverside Counties, respectively.

Employees

At December 31, 2002, the Company had a total of 67 full-time employees and 24 part-time employees. The Company’s employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.

HOW WE ARE REGULATED

Set forth below is a brief description of certain laws and regulations which are applicable to First PacTrust Bancorp, Inc. and Pacific Trust Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect the operations of the Bank and the Company. In addition, the regulations governing the Bank and the Company may be amended from time to time by the Office of Thrift Supervision. Any such legislation or regulatory changes in the future could adversely affect the Bank or the Company. No assurance can be given as to whether or in what form any such changes may occur.

General

Pacific Trust Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. The Company also is subject to regulation and examination by the FDIC, which insures the deposits of the Company to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

The Office of Thrift Supervision regularly examines the Company and prepares reports for the consideration of the Company’s board of directors on any deficiencies that it may find in the Company’s operations. The FDIC also has the authority to examine the Company in its role as the administrator of the Savings Association Insurance Fund. Our relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of our mortgage requirements. Any change in such regulations, whether by the FDIC, the Office of Thrift Supervision or Congress, could have a material adverse impact on the Bank and the Company and their operations.

First PacTrust Bancorp, Inc.

Pursuant to regulations of the Office of Thrift Supervision and the terms of the Company’s Maryland charter, the purpose and powers of the Company are to pursue any or all of the lawful objectives of a thrift holding company and to exercise any of the powers accorded to a thrift holding company.

If the Company fails the qualified thrift lender test, the Company must obtain the approval of the Office of Thrift Supervision prior to continuing after such failure, directly or through other subsidiaries, any business activity other than those approved for multiple thrift companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies.

Pacific Trust Bank

The Office of Thrift Supervision has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the Office of Thrift Supervision and the Bank is subject to periodic examinations by the Office of Thrift Supervision and the FDIC. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution’s total assets, to fund the operations of the Office of Thrift Supervision.

The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required.

In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the Office of Thrift Supervision. Federal savings institutions are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

The Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2002, the Bank’s lending limit under this restriction was $9.1 million. The Bank is in compliance with the loans-to-one-borrower limitation.

The Office of Thrift Supervision, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

The Bank is a member of the Savings Association Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As the insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund or the Bank Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Regulatory Capital Requirements

Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The Office of Thrift Supervision is also authorized to impose capital requirements in excess of these standards on a case-by-case basis.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders’ equity and retained earnings, and certain noncumulative perpetual preferred stock and related earnings. In addition, generally all intangible assets, other than a limited amount of purchased mortgage servicing rights, and certain other items, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2002, the Bank had no intangible assets.

At December 31, 2002, the Bank had tangible capital of $57.6 million, or 12.6% of adjusted total assets, which is approximately $50.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3.0% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such as to allow it to maintain a 3.0% ratio. At December 31, 2002, the Bank had no intangibles which were subject to these tests.

At December 31, 2002, the Bank had core capital equal to $57.6 million, or 12.6% of adjusted total assets, which is $39.2 million above the minimum requirement of 4.0% in effect on that date.

The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2002, the Bank had $3.0 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

On December 31, 2002, the Bank had total risk-based capital of $60.6 million and risk-weighted assets of $278.8 million; or total capital of 21.7% of risk-weighted assets. This amount was $38.3 million above the 8.0% requirement in effect on that date.

The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions.

Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered “significantly undercapitalized” must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes “critically undercapitalized” because it has a tangible capital ratio of 2.0% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the Office of Thrift Supervision must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. The OTS may take other action as it determines, with the concurrence of the FDIC, would better achieve its objective, after documenting why. If the OTS determines to take action other than appointing a conservator or receiver, a redetermination must be made not later than the end of the 90-day period beginning on the date the original determination is made. If a redetermination is not made, then a conservator or receiver will, notwithstanding the above and with certain exceptions, be appointed. In general, the OTS will appoint a receiver if the institution is critically undercapitalized on average during the calendar quarter beginning 270 days after the date on which the institution became critically undercapitalized.

The Office of Thrift Supervision is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability. At December 31, 2002, the Bank was considered a “well-capitalized” institution.

Limitations on Dividends and Other Capital Distributions

Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, savings institutions, such as Pacific Trust Bank, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision. The Bank may pay dividends in accordance with this general authority.

Savings institutions proposing to make any capital distribution need not submit written notice to the Office of Thrift Supervision prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Pacific Trust Bank is a subsidiary of a holding company. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to the distribution during that 30-day period based on safety and soundness concerns. See “- Regulatory Capital Requirements.”

Liquidity

All savings institutions, including Pacific Trust Bank, are required to maintain sufficient liquidity to ensure a safe and sound operation.

Qualified Thrift Lender Test

All savings institutions, including Pacific Trust Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2002, the Bank met the test and has always met the test since its effectiveness.

Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and thereafter remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain Savings Association Insurance Fund-insured until the FDIC permits it to transfer to the Bank Insurance Fund. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new Federal Home Loan Bank borrowings and is subject to national bank limits for payment of dividends. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding Federal Home Loan Bank borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

Community Reinvestment Act

Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Pacific Trust Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for Community Reinvestment Act compliance in March 2001, and received a rating of satisfactory.

Transactions with Affiliates

Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution’s capital. Affiliates of the Bank include First PacTrust Bancorp, Inc. and any company which is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the Office of Thrift Supervision. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms substantially the same as for loans to unaffiliated individuals.

Federal Securities Law

The stock of First PacTrust Bancorp, Inc. is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

Company stock held by persons who are affiliates of the Company may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders. If the Company meets specified current public information requirements, each affiliate of the Company will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2002, Pacific Trust Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision. See “- Liquidity.”

Savings institutions are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

Pacific Trust Bank is a member of the Federal Home Loan Bank of San Francisco, which is one of 12 regional Federal Home Loan Banks, that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of San Francisco. At December 31, 2002, the Bank had $4.5 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its Federal Home Loan Bank stock. Over the past three fiscal years such dividends have averaged 6.20% and were 5.62% for 2002.

Under federal law the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of the Bank’s Federal Home Loan Bank stock may result in a corresponding reduction in the Bank’s capital.

For the year ended December 31, 2002, dividends paid by the Federal Home Loan Bank of San Francisco to the Bank totaled $143,000, as compared to $166,000 for 2001.

TAXATION

Federal Taxation

General.   First PacTrust Bancorp, Inc. and Pacific Trust Bank is subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank. The Bank’s federal income tax returns have never been audited. Prior to January 1, 2000, the Bank was a credit union, not generally subject to corporate income tax.

Method of Accounting.   For federal income tax purposes, Pacific Trust Bancorp currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31, for filing its federal income tax return.

Minimum Tax.   The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Pacific Trust Bank has not been subject to the alternative minimum tax, nor do the Bank have any such amounts available as credits for carryover.

Net Operating Loss Carryovers.   A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2002, Pacific Trust Bank had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  First PacTrust Bancorp, Inc. may eliminate from its income dividends received from the Bank as a wholly owned subsidiary of the Company if it elects to file a consolidated return with the Bank. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

State Taxation

Pacific Trust Bancorp, Inc. and Pacific Trust Bank are subject to the California corporate franchise (income) tax which is assessed at the rate of 10.84%. For this purpose, California taxable income generally means federal taxable income subject to certain modifications provided for in the California law.

Item 2.  Properties

At December 31, 2002, the Bank had seven full service offices and one limited service office. The Bank owns the office building in which our home office and executive offices are located. At December 31, 2002, the Bank owned all but two of our other branch offices. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $3.3 million at December 31, 2002.

The following table provides a list of Pacific Trust Bank’s main and branch offices and indicates whether the properties are owned or leased:

Location	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2002
	(Dollars in Thousands)
MAIN AND EXECUTIVE OFFICE 610 Bay Boulevard Chula Vista, CA 91910	Owned	N/A	$695
BRANCH OFFICES:
279 F Street Chula Vista, CA 91912	Owned	N/A	$498
850 Lagoon Drive Chula Vista, CA 91910	Leased	N/A	N/A
350 Fletcher Parkway El Cajon, CA 91910	Leased	December 2004	N/A
5508 Balboa Avenue San Diego, CA 92111	Leased	March 2007	N/A
27425 Ynez Road Temecula, CA 92591	Owned	N/A	$1,400
8200 Arlington Avenue Riverside, CA 92503	Owned	N/A	$78
5030 Arlington Avenue Riverside, CA 92503	Owned	N/A	$258

The Bank believe that our current facilities are adequate to meet the present and immediately foreseeable needs of Pacific Trust Bank and First PacTrust Bancorp, Inc.

The Bank currently utilizes Users DataSafe, an in-house data processing system. The net book value of the data processing and computer equipment utilized by us at December 31, 2002 was $83,000.

Item 3.  Legal Proceedings

From time to time the Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. The Company does not anticipate incurring any material liability as a result of such litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period under report.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “FPTB.” The approximate number of holders of record of the Company’s common stock as of December 31, 2002 was 341. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company’s common stock since it became a public company on August 22, 2002.

	Market Price Range		Dividends
	High	Low
2002
Quarter ended December 31, 2002	$17.01	$13.65	—
Quarter ended September 30, 2002*	$14.80	$13.70	—

*from August 22, 2002

DIVIDEND POLICY

The board of directors of First Pactrust Bancorp, Inc. recently announced it’s first quarterly cash dividend payable on March 28, 2003 to stockholders of record on March 14, 2003. The payment of future dividends will depend upon a number of factors, including capital requirements, First PacTrust Bancorp, Inc.’s and Pacific Trust Bank’s financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that dividends paid will not be reduced or eliminated in future periods. Special cash dividends, stock dividends or returns of capital may, to the extent permitted by the Office of Thrift Supervision policy regulations, be paid in addition to, or in lieu of, regular cash dividends.

Dividends from First PacTrust Bank, Inc. will depend, in large part, upon receipt of dividends from Pacific Trust Bank, because First PacTrust Bancorp, Inc. will initially have no source of income other than dividends from Pacific Trust Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by First PacTrust Bancorp, Inc., and interest payments with respect to First PacTrust Bancorp, Inc.’s loan to the 401(k) Employee Stock Ownership Plan. A regulation of the Office of Thrift Supervision imposes limitations on “capital distributions” by savings institutions. See “How We Are Regulated – Limitations on Dividends and Other Capital Distributions.”

Item 6.  Selected Financial Data

The following table sets forth certain consolidated financial and other data of the Company at the dates and for the periods indicated. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included herein in response to Item 7 and the consolidated financial statements and notes thereto included herein in response to Item 8.

SELECTED FINANCIAL AND OTHER DATA

	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Selected Financial Condition Data:
Total assets	$459,917	$310,076	$300,347	$225,161	$228,860
Cash and cash equivalents	11,506	18,003	7,699	13,163	27,396
Loans receivable, net	403,732	257,216	234,301	146,080	139,934
Securities available-for-sale	18,733	13,661	40,948	55,996	45,868
Other investments (interest-bearing term deposit)	—	—	825	825	5,880
FHLB stock	4,505	2,509	2,705	1,221	—
Servicing agent receivable	13,727	11,687	7,923	1,271	2,180
Deposits	279,714	251,954	218,695	200,940	206,007
Total borrowings	90,100	28,000	53,800	—	—
Total equity	88,881	28,721	26,457	24,033	21,944
Selected Operations Data:
Total interest income	$21,834	$21,822	$18,696	$15,955	$16,162
Total interest expense	8,110	11,573	10,315	7,644	8,122

Net interest income	13,724	10,249	8,381	8,311	8,040
Provision for loan losses	1,109	68	444	92	(226)

Net interest income after provision for loan losses	12,615	10,181	7,937	8,219	8,266
Customer service charges	936	962	982	948	1,118
Loan servicing fees	16	4	88	69	49
Gain on sale of credit card portfolio	—	—	—	—	1,154
Gain on disposition of fixed assets	—	—	—	—	493
Loss on sales of securities available-for-sale	—	(55)	(125)	—	—
Other non-interest income	55	120	142	133	561

Total non-interest income	1,007	1,031	1,087	1,150	3,375
Total non-interest expense	9,029	7,604	6,981	6,558	6,715

Income before taxes	4,593	3,608	2,043	2,811	4,926
Income tax provision(1)	1,957	1,512	300	—	—

Net income(1)	$2,636	$2,096	$1,743	$2,811	$4,926

Selected Financial Ratios and Other Data:	December 31,
	2002	2001	2000	1999	1998
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.66%	0.68%	0.66%	1.22%	2.19%
Return on equity (ratio of net income to average equity)	5.08%	7.50%	6.69%	11.87%	24.46%
Return on assets, net of tax(1)	0.66%	0.68%	0.49%	0.72%	1.29%
Return on equity, net of tax(1)	5.08%	7.50%	4.94%	6.98%	14.39%
Interest Rate Spread Information:
Average during period	3.50%	3.37%	3.13%	3.57%	3.63%
End of period	4.29%	4.08%	2.84%	3.43%	3.64%
Net interest margin(2)	3.71%	3.58%	3.40%	3.81%	3.83%
Ratio of operating expense to average total assets	2.26%	2.46%	2.66%	2.84%	2.99%
Efficiency ratio(3)	61.29%	67.41%	72.77%	69.32%	58.83%
Ratio of average interest-earning assets to average interest-bearing liabilities	109.43%	105.03%	106.43%	106.85%	105.08%
Quality Ratios:
Non-performing assets to total assets	0.01%	—%	0.03%	0.13%	0.65%
Allowance for loan losses to non-performing loans(4)	7981.08%	17420.00%	2235.53%	661.22%	133.15%
Allowance for loans losses to gross loans(4)	0.74%	0.67%	0.72%	0.87%	0.87%
Capital Ratios:
Equity to total assets at end of period	3.55%	9.26%	8.81%	10.67%	9.59%
Average equity to average assets	13.01%	9.05%	9.93%	10.25%	8.97%
Other Data:
Number of full-service offices	8	7	7	8	9

(1)	Had Pacific Trust Bank been subject to federal and state income taxes for the fiscal years ended December 31, 1999 and 1998, income tax expense would have been approximately $1.2 million and $2.0 million, respectively, and net income would have been approximately $1.7 million and $2.9 million, respectively. In addition, income tax expense and net income for the fiscal year ended December 31, 2000 would have been $756,000 and $1.3 million, respectively.

(2)	Net interest income divided by average interest-earning assets.

(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income, exclusive of securities gains and losses.

(4)	The allowance for loan losses at December 31, 2002, 2001, 2000, 1999 and 1998 was $3.0 million, $1.7 million, $1.7 million, $1.3 million and $1.2 million, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This prospectus contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

The following is a discussion and analysis of the Company’s financial position and results of operations and should be read in conjunction with the information set forth under “General” in Item 7A, Quantitative and

Qualitative Disclosures about Market Risk, and the consolidated financial statements and notes thereto appearing under Item 8 of this report.

Comparison of Financial Condition at December 31, 2002 and December 31, 2001

Our total assets increased by $149.8 million, or 48.3%, to $459.9 million at December 31, 2002 from $310.1 million at December 31, 2001. The increase reflected growth in loans receivable and securities available-for-sale, funded by proceeds raised from the initial public offering as well as an increase in deposits and additional advances from the Federal Home Loan Bank. Cash and cash equivalents decreased $6.5 million, or 36.1%, to $11.5 million at December 31, 2002 from $18.0 million at December 31, 2001 resulting from the timing of normal transaction activity. The Company maintained excess cash at year-end in 2001 to fund the purchase of a loan pool in the first quarter of 2002, which is more fully discussed below. Net loans increased by $146.5 million, or 57.0%, to $403.7 million at December 31, 2002 from $257.2 million at December 31, 2001. Our increase in loans resulted from increased volume of one-to four- family mortgage loan originations largely as a result of the low interest rate environment. The Company also purchased a $19.4 million pool of one-to four- family residential loans, of which $5.9 million remained in portfolio at December 31, 2002. Securities classified as available-for-sale increased during this period due to purchases of $11.6 million of securities, partially offset by principal repayments of $6.7 million. Premises and equipment also increased by $1.3 million, primarily related to the purchase of the Temecula branch location, which was previously in a leased facility. The servicing agent receivable increased $2.0 million due to a higher volume of prepayments during the month of December. Management intends to bring all loan servicing in-house during the second quarter of 2003 which will eliminate the servicing agent receivable at that time. This may result in increased expenses to staff-up the loan processing department, however these expenses should be more than offset by the reduction in servicing fees currently paid to the third party servicer.

Total deposits increased by $27.7 million, or 11.0%, to $279.7 million at December 31, 2002 from $252.0 million at December 31, 2001. The increase primarily reflected growth in certificates of deposit, savings and money market accounts. Certificates of deposit increased $14.2 million, or 11.5%, to $137.2 million. Money market accounts, and savings accounts increased by $4.5 million and $5.5 million, respectively. NOW accounts increased by $3.7 million.

Federal Home Loan Bank advances increased $62.1 million, or 221.8%, to $90.1 million at December 31, 2002 from $28.0 million at December 31, 2001. The additional advances were used to support loan growth.

Equity increased $60.2 million to $88.9 million at December 31, 2002 from $28.7 million at December 31, 2001 as a result of net proceeds of $56.7 million raised in the Company’s initial public offering completed on August 22, 2002. This was supplemented by $2.6 million of net income earned for the twelve months ended December 31, 2002, and a $209,000 increase in unrealized gain on securities available-for-sale, net of tax.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2002. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	At December 31, 2002	2002			2001			2000
	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	5.05%	$325,911	$20,406	6.26%	$256,104	$19,987	7.80%	$192,766	$15,316	7.95%
Securities(2)	4.37	18,440	818	4.44	21,306	1,378	6.47	47,814	2,992	6.26
Other interest-earning assets(3)	1.15	25,813	610	2.36	8,871	457	5.15	6,052	388	6.41

Total interest-earning assets	5.12%	370,164	21,834	5.90	286,281	21,822	7.62	246,632	18,696	7.58

Non-interest earning assets		28,543			22,466			15,496

Total assets		$398,707			$308,747			$262,128

INTEREST-BEARING LIABILITIES
NOW	.50%	$47,672	$376.79%		$24,526	255	1.04%	$23,679	345	1.46%
Money market	1.51	60,332	1,100	1.82	54,072	1,780	3.29	45,650	2,110	4.62
Savings deposits	1.00	49,229	688	1.40	41,124	896	2.18	40,611	1,083	2.67
Certificates of deposit	3.07	132,684	4,564	3.44	115,858	6,002	5.18	99,998	5,589	5.59
FHLB advances	2.63	48,258	1,382	2.86	36,992	2,640	7.14	21,792	1,188	5.45

Total interest-bearing liabilities	2.10	338,175	8,110	2.40	272,572	11,573	4.25	231,730	10,315	4.45

Non-interest-bearing liabilities		8,664			8,226			4,357

Total liabilities		346,932			280,798			236,087
Equity		51,868			27,949			26,041

Total liabilities and equity		$398,707			$308,747			$262,128

Net interest/spread	3.02%		$13,724	3.50%		$10,249	3.37%		$8,381	3.13%

Margin(4)	3.22%			3.71%			3.58%			3.40%

Ratio of interest-earning assets to interest-bearing liabilities		109.46%			105.03%			106.43%

(1)	Calculated net of deferred fees and loss reserves.
(2)	Calculated based on amortized cost.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income dividend by interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in volume multiplied by the old rate, and (2) changes in rate, which are changes in rate multiplied by the old volume. Changes attributable to both rate and volume, which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	2002 Compared to 2001			2001 Compared to 2000
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
	(In Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$419	$4,819	$(4,400)	$4,671	$4,948	$(277)
Securities	(560)	(168)	(392)	(1,614)	(1,711)	97
Other interest-earning assets	153	505	(352)	69	156	(87)

Total interest-earning assets	$12	$5,156	$(5,144)	$3,126	$3,393	$(267)

INTEREST-BEARING LIABILITIES
NOW	$121	$194	$(73)	$(90)	$12	$(102)
Money market	(680)	187	(867)	(330)	345	(675)
Savings deposits	(208)	154	(362)	(187)	14	(201)
Certificates of deposit	(1,438)	783	(2,221)	412	842	(430)
FHLB advances	(1,258)	642	(1,900)	985	887	98

Total interest-bearing liabilities	$(3,463)	$1,960	$(5,423)	$790	$2,100	$(1,310)

Net interest/spread	$3,475	$3,201	$274	$2,336	$1,293	$1,043

Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001

General.  Net income for the year ended December 31, 2002 was $2.6 million, an increase of $540,000, or 25.8%, from the year ended December 31, 2001. The increase in net income resulted in the fluctuations as described below.

Interest income.  Interest income increased by $12,000, or 0.61%, to $21.8 million for the year ended December 31, 2002 from $21.8 million for the year ended December 31, 2001. The primary factor for the increase in interest income was a substantial increase in the average balance of the loan portfolio, partially offset by a 154 basis point decrease in the average yield on loans receivable, from 7.80% for the year ended December 31, 2001 to 6.26% at December 31, 2002. The average balance of loans receivable increased $69.7 million, or 27.2%, from $256.1 million for the year ended December 31, 2001 to $325.8 million for the year ended December 31, 2002. The increase was primarily the result of loan originations exceeding repayments due to strong demand, reflecting generally lower interest rates in 2002, and the purchase of a $19.4 million pool of residential mortgage loans of which $5.9 million remained in the portfolio at December 31, 2002.

Interest income on securities decreased by $560,000, or 40.6%, to $818,000 for the year ended December 31, 2002. The decrease resulted from a 203 basis point decrease in the average yield on the securities portfolio from 6.47% at December 31, 2001 to 4.44% for the year ended December 31, 2002, due to generally lower levels of market of rates of interest in 2002. The average balance of the securities portfolio also decreased $2.9 million, or 13.6%, attributable to the increased rate of repayment on collateralized mortgage obligations in a declining interest rate environment. Interest income from other interest-earning assets increased $153,000, or 33.5%, to $610,000 for the year ended December 31, 2002 from $457,000 for the year ended December 31, 2001. The increase resulted from an increase in the average balance from $8.9 million to $25.8 million, which was due to funds received from principal repayments on loans and collateralized mortgage obligations and an increase in federal funds sold due to the short-term investment of stock subscription proceeds. This increase was partially offset by a decrease in the average yield on other interest-earning assets to 2.36% during 2002 as compared to 5.15% during 2001.

Interest Expense.  Interest expense decreased $3.5 million, or 30.2%, to $8.1 million for the year ended December 31, 2002 from $11.6 million for the year ended December 31, 2001. The decrease in interest expense resulted primarily from a decrease in the average cost of our interest-bearing liabilities to 2.40% from 4.25%, reflecting the decrease in market rates of interest during the period. This was partially offset by an increase in the average balance of deposits from $235.6 million for the year ended December 31, 2001 to $289.9 million for 2002. Interest expense on deposits decreased $2.2 million, or 24.7%, to $6.7 million for the year ended December 31, 2002 from $8.9 million for 2001. Interest expense on Federal Home Loan Bank advances decreased $1.3 million, or 47.7%, to $1.4 million for the year ended December 31, 2002 from $2.6 million for the year ended December 31, 2001. The decrease resulted from a 428 basis point decrease in the cost of Federal Home Loan Bank advances from 7.14% for the year ended December 31, 2001 to 2.86% for the year ended December 31, 2002, primarily due to a $19.0 million variable rate advance with a rate of 1.83% that was drawn in February 2002 and prepayment penalties of $467,000 incurred during 2001. This decrease was partially offset by an $11.3 million increase in the average balance of Federal Home Loan Bank advances during 2002, in order to help fund loan growth.

Net Interest Income.  Net interest income before provision for loan losses increased $3.5 million, or 34.3%, to $13.7 million for the year ended December 31, 2002 from $10.2 million for the year ended December 31, 2001. The net interest spread increased 13 basis points to 3.58%, while the net interest margin increased 13 basis points during the period to 3.71% from 3.58%. The increase in net interest income primarily reflects the factors discussed above.

Provision for Loan Losses.  Provisions for loan losses, were charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, and classified loans, are evaluated individually for impairment.

Provisions of $1.0 million and $68,000 were made for the year ended December 31, 2002 and 2001, respectively. The increase reflected a $147.2 million, or 56.9%, increase in gross loans, primarily consisting of residential real estate loans. This growth continues to be achieved primarily through the use of independent loan originators and through whole loan purchases. Since the Company did not have a seasoned portfolio in this type of lending and did not have a related loss history to apply to these types of loans, peer group data adjusted for local economic conditions was used to establish our loan loss allowance, resulting in the $1.0 million provision. Loan delinquencies decreased $4.6 million over prior year to $37,000 at year-end.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding increased to .74% at December 31, 2002 from .67% at December 31, 2001. This increase was primarily the result of a continued growth in the unsecured portion of the Company’s loan portfolio combined with current economic conditions. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2002 was maintained at a level that represented management’s best estimate of anticipated losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income.  Noninterest income decreased $24,000, or 2.3%, to $1.1 million for the year ended December 31, 2002 from $1.09 million for the year ended December 31, 2001, primarily as a result of a decrease of $53,000 in other income and a decrease of $26,000 in customer service fees on deposit accounts. Customer service fees decreased as a result of decreased return item fees and decreased month-end checking fees. Other noninterest income decreased as a result of various declines in miscellaneous smaller balance accounts. These decreases were partially offset by a $55,000 loss in the prior year on sales of securities, with no corresponding loss in 2002.

Noninterest Expense.  Noninterest expense increased $1.4 million, or 18.7%, to $9.0 million for the year ended December 31, 2002 from $7.6 million for the year ended December 31, 2001. This increase was primarily the result of a $1.2 million increase in salaries and employee benefits, a $188,000 increase in occupancy and equipment expense, an $87,000 increase in data processing and a $95,000 increase in forms and supplies, partially offset by an $83,000 reduction in professional fees.

Salaries and employee benefits represented 51.0% and 44.3% of total noninterest expense for the year ended December 31, 2002 and December 31, 2001, respectively. Total salaries and employee benefits increased $1.2 million, or 36.8%, to $4.6 million for the year ended December 31, 2002 from $3.4 million for 2001. The increase was primarily due to $633,000 in ESOP compensation expense related to the establishment and ongoing expense of the plan, cost of living wage increases, and staffing increases including staffing at the new branch facility. The increase in occupancy and equipment was also the result of opening the new branch facility.

Data processing expense increased as a result of increased volume in both loans and deposits and the write-off of approximately $163,000 of software related to the cancellation of a proposed system conversion. The Company had anticipated that the software related to the system conversion could be utilized with another data processor under a modified conversion plan. The Company determined, however, that the value of the software was impaired and should be expensed.

Income Tax Expense.  Income tax expense increased to $2.0 million for the year ended December 31, 2002, from $1.5 million for the year ended December 31, 2001. This increase was primarily a result of an increase in pre-tax income. The effective tax rate was 42.6% and 41.9% for the years ended December 31, 2002 and 2001, respectively.

Comparison of Operating Results for the Years Ended December 31, 2001 and December 31, 2000

General.  Net income increased $353,000, or 20.3%, to $2.1 million for the year ended December 31, 2001 from $1.7 million for the year ended December 31, 2000. The increase in net income resulted from an increase in net interest income and a decrease in the provision for loan losses, partially offset by an increase in noninterest expense, an increase in income tax expense and an extraordinary loss on the prepayment of Federal Home Loan Bank advances.

Interest Income.  Total interest income increased by $3.1 million, or 16.6%, to $21.8 million for the year ended December 31, 2001 from $18.7 million for the year ended December 31, 2000. The primary factor for the increase in interest income was the $63.3 million increase in the average balance of loans receivable from $192.8 million for the year ended December 31, 2000 to $256.1 million for the year ended December 31, 2001. The increase was the result of loan originations exceeding repayments due to strong demand, reflecting generally lower interest rates in 2001. The average yield on loans receivable decreased to 7.80% from 7.95%, reflecting decreased market rates of interest.

Interest income on securities decreased $1.6 million, or 53.9%, to $1.4 million for the year ended December 31, 2001. The decrease resulted from a $26.5 million, or 55.4%, decrease in the average balance of securities, attributable primarily to the increased rate of repayment on collateralized mortgage obligations and the sale and maturity of securities. The average yield on the securities portfolio was 6.47% for the year ended December 31, 2001 compared to 6.26% for 2000.

Interest income from interest-bearing deposits increased $69,000, or 17.8%, to $457,000 for the year ended December 31, 2001 from $388,000 for the year ended December 31, 2000. The increase resulted from an increase in the average balance to $8.9 million from $6.1 million, which was due to the short-term investment of funds received from principal repayments on loans and collateralized mortgage obligations and the liquidation of securities. The average yield on interest-bearing deposits decreased to 5.15% from 6.41%, reflecting lower market rates of interest in 2001.

Interest Expense.  Total interest expense increased $1.3 million, or 12.2%, to $11.6 million for the year ended December 31, 2001 from $10.3 million for the year ended December 31, 2000. The increase in interest expense resulted primarily from increases in Federal Home Loan Bank advances, partially offset by a decrease in interest expense on deposit accounts. Interest expense on Federal Home Loan Bank advances increased $1.5 million, or 122.2%, to $2.6 million for the year ended December 31, 2001 from $1.2 million for the year ended December 31, 2000. The increase resulted from a $15.2 million increase in the average balance of Federal Home Loan Bank advances, as well as a 175 basis point increase in the cost of Federal Home Loan Bank advances. Interest expense on deposits decreased $195,000, or 2.1%, to $8.9 million for the year ended December 31, 2001 from $9.1 million for 2000. The decrease resulted from a 56 basis point decrease in the average cost of deposits to 3.79% from 4.35%, reflecting generally lower market rates of interest in 2001.

Net Interest Income.  Net interest income increased by $1.9 million, or 22.3%, to $10.2 million for the year ended December 31, 2001 from $8.4 million for 2000. The net interest rate spread and the net interest margin increased during the period, reflecting lower levels of rates paid on deposits and a change in asset mix due to increased loan demand, which was partially funded with proceeds from the sale of lower yielding securities. The net interest spread increased 24 basis points to 3.37% from 3.13% while the net interest margin increased 18 basis points to 3.58% from 3.40%.

Provision for Loan Losses.  The Company establishes provisions for loan losses, which are charged to operations, at a level management believes will reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. More complex loans, such as multi-family and commercial real estate loans, are evaluated individually for impairment.

In 2000, the Company recorded a provision for loan losses of $444,000 to reflect a 59.5% increase in gross loans, including a 117.6% increase in residential real estate loans. This growth was achieved primarily through the use of independent loan originators that were utilized for the first time in 2000. Prior to 2000, as a credit union, the ability to expand our loan customer base was significantly restricted. Since the Company did not have its own related loss history to apply to these loans, the Company utilized peer group data adjusted for local economic conditions to establish our $1.7 million loan loss allowance, resulting in the $444,000 provision.

The provision for 2001 declined to $68,000 to reflect a far more modest loan balance growth rate of 9.5%, as well as net charge-offs of $25,000, resulting in a loan loss allowance balance of $1.7 million at December 31, 2001.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding decreased to .67% at December 31, 2001 from .72% at December 31, 2000. This decline was primarily the result of a shift in the Company’s loan portfolio from consumer loans, which have experienced a higher rate of loss for both the Company and peers to real estate loans, which have experienced a lower rate of loss. Consumer loans dropped from 13.5% of the loan portfolio at December 31, 2000 to 9.0% at December 31, 2001. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2001 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Noninterest Income.  Noninterest income decreased $56,000, or 5.1%, to $1.0 million for the year ended December 31, 2001 from $1.1 million for 2000, primarily as a result of decreases in loan servicing fees of $84,000 and customer service fees on deposit accounts of $20,000 partially offset by a $70,000 reduction in losses on sales of securities available-for-sale.

Noninterest Expense.  Noninterest expense increased $623,000, or 8.9%, to $7.6 million for the year ended December 31, 2001 from $7.0 million for the year ended December 31, 2000. This increase was primarily the result of a $309,000 increase in salaries and employee benefits, a $275,000 increase in data processing, and a $90,000 increase in advertising, partially offset by a $158,000 reduction in stationary, supplies and postage expense.

Salaries and employee benefits represented 44.3% and 43.8% of total noninterest expense for the years ended December 31, 2001 and 2000, respectively. Total salaries and employee benefits increased $309,000, or 10.0%, to $3.4 million for the year ended December 31, 2001 from $3.1 million for the same period in 2000. The increase is primarily due to normal salary increases, bonuses, and vacation accrual.

Data processing expense increased as a result of increased volume in both loans and deposits and as a result of $175,000 of costs incurred related to a data conversion, which has since been canceled.

Advertising increased $90,000 primarily as a result of Pacific Trust Bank’s implementation of a recognition program to inform the community of its new status as a community bank

The decrease in stationary, supplies and postage is a result of increased expenses during 2000 when the credit union converted to the thrift charter. This resulted in Pacific Trust Bank purchasing new stationary and supplies to reflect the charter change.

Other noninterest expense increased $99,000, or 13.6%, to $829,000 for the year ended December 31, 2001 from $730,000 during 2000. Several small individual items resulted in this increase including website development, customer check charges, regulatory fees and miscellaneous loan charges offset slightly by decreased expenses related to debit cards, record retention and director expense.

Income Tax Expense.  Income tax expense increased to $1.5 million, or 41.9%, of income before income taxes for the year ended December 31, 2001 from $300,000, or 14.7%, of income before income taxes for the year ended December 31, 2000. As a credit union, no income tax expense was recorded due to the Company’s not-for-profit status. Upon conversion to a thrift charter in January 2000, the Company recorded a tax benefit of $456,000 as a result of a change in tax status and in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Absent the tax benefit, our income tax expense would have been $756,000 in 2000, for an effective tax rate of 37.0%.

Liquidity and Commitments

The Company is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Company has maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Company’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also generates cash through borrowings. The Company utilizes Federal Home Loan Bank advances to leverage its capital base and provide funds for its lending and investment activities, and to enhance its interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer term basis, the Company maintains a strategy of investing in various lending products as described in greater detail under Item 1. “Business of Pacific Trust Bank - Lending Activities.” The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At December 31, 2002, the total approved loan origination commitments outstanding amounted to $7.6 million. At the same date, unused lines of credit were $18.6 million and outstanding letters of credit totaled $10,000. The Company also has a commitment to lease a building in Rancho Bernardo. The Company had no investment and mortgage-backed securities scheduled to mature in one year or less at December 31, 2002. Certificates of deposit scheduled to mature in one year or less at December 31, 2002, totaled $104.9 million. Although the average cost of deposits has decreased throughout 2002, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. In addition, the Company has the ability at December 31, 2002 to borrow an additional $48.5 million from the Federal Home Loan Bank of San Francisco as a funding source to meet commitments and for liquidity purposes.

Capital

Consistent with its goals to operate a sound and profitable financial organization, Pacific Trust Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $88.9 million at December 31, 2002, or 19.4% of total assets on that date. As of December 31, 2002, Pacific Trust Bank exceeded all capital requirements of the Office of Thrift Supervision. Pacific Trust Bank’s regulatory capital ratios at December 31, 2002 were as follows: core capital 12.6%; Tier I risk-based capital, 20.7%; and total risk-based capital, 21.7%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

Our primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities structures of the Company’s assets and liabilities are critical to the maintenance of acceptable performance levels.

The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that the Company has made. The Company is unable to determine the extent, if any, to which properties securing our loans have appreciated in dollar value due to inflation.

Recent Accounting Pronouncements

Please refer to footnote 1 of the financial statements set forth at Item 8.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Asset Liability Management

Our Risk When Interest Rates Change.   The rates of interest the Company earns on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

How The Company Measures Risk of Interest Rate Changes.   As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, the Company monitors our interest rate risk. In monitoring interest rate risk the Company continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.

In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, the Company adopted asset and liability management policies to better align the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by the asset and liability management committee. The asset and liability management committee is chaired by the treasurer and is comprised of members of our senior management. The asset and liability management committee establishes guidelines for and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The asset and liability management committee generally meets on at least a monthly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the asset and liability management committee recommends appropriate strategy changes based on this review. The treasurer or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors on a monthly basis.

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, the Company has focused its strategies on:

•	originating and purchasing adjustable-rate mortgage loans,
•	originating shorter-term consumer loans,
•	managing our deposits to establish stable deposit relationships,

•	using FHLB advances to align maturities and repricing terms, and

•	attempting to limit the percentage of fixed-rate loans in our portfolio.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase the Company’s interest rate risk position somewhat in order to maintain its net interest margin.

As part of its procedures, the asset and liability management committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the board of directors of the Company.

The Office of Thrift Supervision provides Pacific Trust Bank with the information presented in the following tables. They present the change in Pacific Trust Bank’s net portfolio value at December 31, 2002 and 2001, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without effect to any steps that management might take to counteract that change.

December 31, 2002

Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as % of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	61,035	(12,255)	(17)%	13.33%	(202)bp
+200 bp	65,919	(7,370)	(10)%	14.17%	(117)bp
+100 bp	70,126	(3,164)	(4)%	14.86%	(48)bp
0 bp	73,290	—	—	15.34%	0bp
-100 bp	74,911	1,621	2%	15.54%	20bp
-200 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-300 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
December 31, 2001

Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as % of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	37,416	(5,933)	(14)%	11.80%	-151 bp
+200 bp	40,072	(3,277)	(8)%	12.50%	-81 bp
+100 bp	42,001	(1,348)	(3)%	12.99%	-32 bp
0 bp	43,349	—	—	13.31%	0 bp
-100 bp	43,792	443	1%	13.38%	+7 bp
-200 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-300 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)

(1) Assumes an instantaneous uniform change in interest rates at all maturities.

(2) Not meaningful because some market rates would compute to a rate less than zero.

The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

[THIS PAGE INTENTIONALLY LEFT BLANK]

FIRST PACTRUST BANCORP, INC.
Chula Vista, California

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, 2000

[LOGO OF CROWE CHIZEK]

REPORT OF INDEPENDENT AUDITORS

Board of Directors
First PacTrust Bancorp, Inc.
Chula Vista, California

We have audited the accompanying consolidated statements of financial condition of First PacTrust Bancorp, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First PacTrust Bancorp, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ CROWE, CHIZEK AND COMPANY LLP

Crowe, Chizek and Company LLP

Oak Brook, Illinois
February 1, 2003

FIRST PACTRUST BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2002 and 2001
(Tables in thousands)

	2002	2001

ASSETS
Cash and due from banks	$7,238	$5,228
Federal funds sold	855	10,150
Interest-bearing deposits	3,413	2,625

Total cash and cash equivalents	11,506	18,003
Securities available-for-sale	18,733	13,661
Federal Home Loan Bank stock, at cost	4,505	2,509
Loans, net of allowance for loan losses of $ 2,953 in 2002 and $1,742 in 2001	403,732	257,216
Accrued interest receivable	1,809	1,460
Premises and equipment, net	5,163	3,863
Servicing agent receivable	13,727	11,687
Other assets	742	1,677

Total assets	$459,917	$310,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$6,389	$4,001
Interest-bearing checking	25,534	24,266
Money market accounts	62,653	58,181
Savings accounts	47,970	42,507
Certificates of deposit	137,168	122,999

Total deposits	279,714	251,954
Advances from Federal Home Loan Bank	90,100	28,000
Accrued expenses and other liabilities	1,222	1,401

Total liabilities	371,036	281,355
Stockholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,290,000 shares issued and outstanding at December 31, 2002	53	—
Additional paid-in capital	61,833	—
Retained earnings	31,305	28,669
Unearned ESOP	(4,571)	—
Accumulated other comprehensive income	261	52

Total stockholders’ equity	88,881	28,721

Total liabilities and stockholders’ equity	$459,917	$310,076

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2002, 2001, and 2000
(Tables in thousands)

	2002	2001	2000

Interest and dividend income
Loans, including fees	$20,406	$19,987	$15,316
Securities	818	1,378	2,992
Other interest-earning assets	610	457	388

Total interest and dividend income	21,834	21,822	18,696
Interest expense
Savings	688	896	1,083
Checking	376	255	345
Money market	1,100	1,780	2,110
Certificates of deposit	4,564	6,002	5,589
Federal Home Loan Bank advances	1,382	2,640	1,188

Total interest expense	8,110	11,573	10,315

Net interest income	13,724	10,249	8,381
Provision for loan losses	1,109	68	444

Net interest income after provision for loan losses	12,615	10,181	7,937
Noninterest income
Customer service fees	936	962	982
Net loss on sales of securities available-for-sale	—	(55)	(125)
Other	71	124	230

Total noninterest income	1,007	1,031	1,087
Noninterest expense
Salaries and employee benefits	4,605	3,368	3,056
Occupancy and equipment	1,929	1,741	1,781
Advertising	282	282	192
Professional fees	150	233	159
Stationary, supplies and postage	398	303	461
Data processing	561	474	199
ATM costs	432	374	403
Other general and administrative	672	829	730

Total noninterest expense	9,029	7,604	6,981

Income before income taxes	4,593	3,608	2,043
Income tax expense	1,957	1,512	300

Net income	$2,636	$2,096	$1,743

Basic and diluted, earnings per share	$.23	N/A	N/A

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2002, 2001, and 2000
(Tables in thousands)

	Regular Reserve	Undivided Earnings	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2000	$5,778	$19,052	$—	$—	$—	$—	$(797)	$24,033
Conversion to thrift charter on January 1, 2000	(5,778)	(19,052)	—	—	24,830	—	—	—
Comprehensive income:
Net income	—	—	—	—	1,743	—	—	1,743
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	681	681

Total comprehensive income								2,424

Balance at December 31, 2000	—	—	—	—	26,573	—	(116)	26,457
Comprehensive income:
Net income	—	—	—	—	2,096	—	—	2,096
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	168	168

Total comprehensive income								2,264

Balance at December 31, 2001	—	—	—	—	28,669	—	52	28,721
Issuance of stock	—	—	53	61,707	—	(5,078)	—	56,682
ESOP shares earned	—	—	—	126	—	507	—	633
Comprehensive income:
Net income	—	—	—	—	2,636	—	—	2,636
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	209	209

Total comprehensive income								2,845

Balance at December 31, 2002	$—	$—	$53	$61,833	$31,305	$(4,571)	$261	$88,881

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2002, 2001, and 2000
(Tables in thousands)

	2002	2001	2000

Cash flows from operating activities
Net income	$2,636	$2,096	$1,743
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,109	68	444
Net amortization of securities	181	129	150
Depreciation and amortization	494	445	486
ESOP compensation expense	633	—	—
Realized loss on sales of securities available-for-sale, net	—	55	125
Loss on disposal of premises and equipment		—	2
Deferred income tax benefit	(110)	30	(238)
FHLB stock dividends	(106)	(166)	(111)
Net change in:
Deferred loan fees	(530)	(391)	(467)
Accrued interest receivable	(349)	136	(508)
Other assets	935	(1,107)	169
Accrued expenses and other liabilities	(217)	7	659

Net cash provided by operating activities	4,676	1,302	2,454
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	—	12,259	10,857
Proceeds from maturities and principal repayments of securities available-for-sale	6,681	20,384	5,498
Purchases of securities available-for-sale	(11,577)	(5,255)	(981)
Net decrease in other investments	—	825	—
Loan originations and principal collections, net	(129,732)	(26,356)	(94,850)
Purchase of loans	(19,403)	—	—
Additions to premises and equipment	(1,794)	(676)	(521)
Change in NCUSIF deposit	—	—	1,898
Redemption of Federal Home Loan Bank stock	—	362	—
Purchase of Federal Home Loan Bank stock	(1,890)	—	(1,373)

Net cash provided by (used in) investing activities	(157,715)	1,543	(79,472)
Cash flows from financing activities
Net increase in deposits	27,760	33,259	17,754
Net change in Federal Home Loan Bank open line	16,100	(28,800)	28,800
Repayments of Federal Home Loan Bank advances	(83,100)	(20,000)	—
Proceeds from Federal Home Loan Bank advances	129,100	23,000	25,000
Net proceeds from stock issuance	56,682	—	—

Net cash provided by financing activities	146,542	7,459	71,554

(Continued)

FIRST PACTRUST BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2002, 2001, and 2000
(Tables in thousands)

	2002	2001	2000

Net change in cash and cash equivalents	$(6,497)	$10,304	$(5,464)
Cash and cash equivalents at beginning of year	18,003	7,699	13,163

Cash and cash equivalents at end of year	$11,506	$18,003	$7,699

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$8,101	$11,690	$10,194
Income taxes paid	2,108	1,620	363
Supplemental disclosure of noncash activities
Amount due from servicing agent	13,727	11,687	7,923

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share date)

NOTE 1 - CONVERSION TO STOCK FORM OF OWNERSHIP

On March 1, 2002, the Board of Directors of Pacific Trust Bank (the Bank) adopted a plan of conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company.  The conversion was accomplished through the sale of all of the Bank’s stock to First PacTrust Bancorp, Inc. (the Company) and the sale of the Company’s stock to the public on August 22, 2002.

In connection with the conversion, the Company issued 5,290,000 shares of common stock for gross proceeds of $63.5 million.  The Company loaned $5.1 million to the Bank’s employee stock ownership plan to purchase stock in the offering and incurred $1.7 million of expenses associated with the offering, resulting in net proceeds of $56.7 million.  The aggregate purchase price was determined by an independent appraisal.  The Bank issued all of its outstanding capital stock to the Company in exchange for one-half of the net proceeds of the offering.

In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.  Therefore, First PacTrust Bancorp, Inc. recorded the acquisition of the Bank at historical cost.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank.  All significant intercompany transactions and balances are eliminated in consolidation.

On January 1, 2000, Pacific Trust Federal Credit Union converted to a federal mutual savings bank and changed its name to Pacific Trust Bank  As a result of the conversion, the Bank is subject to regulation and examination by the Office of Thrift Supervision (OTS), its primary regulator.

Credit unions are required by regulation to maintain a statutory reserve.  This reserve, which represents a regulatory restriction of members’ equity, is not available for the payment of interest to members.  Upon conversion to a thrift charter, the statutory reserve and the undivided earnings were transferred to retained earnings.

(Continued)

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations:  The only business of the Company is the ownership of the Bank.  The Bank is a federally chartered stock savings bank and member of the Federal Home Loan Bank (FHLB) system, which maintains insurance on deposit accounts with the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation.  The Bank is engaged in the business of retail banking with operations conducted through its main office and seven branches located in the San Diego and Riverside counties.

The accounting and reporting policies of the Company are based upon accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry.  Significant accounting polices followed by the Company are presented below.

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

Securities:  Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity.  Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts.  All other securities are classified as available-for-sale since the Company may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons.  These securities are carried at fair value with unrealized gains and losses, net of taxes, reported in other comprehensive income.  Realized gains and losses on disposition are based on the net proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method.

Loans:  Loans that management has the intent and ability to hold until maturity or repayment are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.  Interest income is not reported when full loan repayment is in doubt.  Payments received on such loans are reported as principal reductions.

(Continued)

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by chargeoffs less recoveries.  Management estimates the allowance balance required using past loan loss experience, peer group information, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.  Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected.  Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flow using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment:  Premises and equipment are stated at cost less accumulated depreciation.  Buildings are depreciated on the straight-line method over estimated useful lives of forty years. Leasehold improvements are depreciated on the straight-line method over estimated useful lives not to exceed the lease term.  Lease terms range up to ten years.  Equipment and furniture are depreciated on the straight-line method over useful lives generally ranging from five to seven years.  Maintenance and repairs are charged to expense as incurred, and improvements that extend the useful lives of assets are capitalized.

Servicing Agent Receivable:  The Bank has contracted with a servicing agent to process payments and service a portion of the Bank’s real estate loan portfolio.  The servicing agent remits cash receipts within 15 days of the end of each month for loan payments received.  These cash amounts are reflected as due from servicing agent on the consolidated statements of financial condition.

Income Taxes:  The Company records income tax expense based on the amount of taxes due on its tax return, plus deferred taxes computed on the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities, using enacted tax rates.  Prior to January 1, 2000, the Bank was chartered as a credit union and not subject to income taxes.

(Continued)

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement of Cash Flows:  Cash and cash equivalents include cash on hand, amounts due from banks, and daily federal funds sold.  The Company reports net cash flows for customer loan transactions and deposit transactions.

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which is also recognized as a separate component of equity.

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the financial statements.

Employee Stock Ownership Plan:  The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of stockholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be release to participant accounts.

Off-Balance-Sheet Financial Instruments:  Financial instruments include off-balance-sheet credit instruments such as commitments to make loans and standby letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Newly Issued But Not Yet Effective Accounting Standards:  New accounting standards on asset retirement obligations, restructuring activities and exit costs, and operating leases were issued in 2002.  Management determined that when the new accounting standards are adopted in 2003, they will not have a material impact on the Company’s financial condition or results of operations.

Earnings Per Share:  Amounts reported as earnings per common share reflect earnings available to common stockholders for the year divided by the weighted average number of common shares outstanding during the year.  Earnings per share is calculated beginning with August 22, 2002, the date of conversion.

Operating Segments:  While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

(Continued)

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Change in Accounting Method:  During 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 145 which was issued in April 2002 and effective for financial statements issued after May 15, 2002.  This statement rescinded FAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which previously required the gain or loss from extinguishment of debt to be disclosed as an extraordinary item, net of tax on the income statement.  As a result of the change in accounting method, the December 31, 2001 income statement has been revised to reclassify prepayment penalties on FHLB advances totaling $275,142, net of tax, from extraordinary item to interest expense.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities available-for-sale at December 31 follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

2002
Agency securities
FHLB note	$5,236	$154	$—
Collateralized mortgage obligations
Federal National Mortgage Association	7,180	158	—
Government National Mortgage Association	2	—	—
Federal Home Loan Mortgage Corporation	6,315	140	(8)

Total securities available-for-sale	$18,733	$452	$(8)

2001
Collateralized mortgage obligations
Federal National Mortgage Association	$4,207	$66	$(2)
Government National Mortgage Association	643	—	—
Federal Home Loan Mortgage Corporation	8,811	33	(10)

Total securities available-for-sale	$13,661	$99	$(12)

The FHLB note matures on August 13, 2004.

(Continued)

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share data)

NOTE 3 - SECURITIES (Continued)

	For the Years Ended December 31,

	2002	2001	2000

Proceeds from sales of securities	$—	$12,259	$10,857
Gross realized losses	—	55	125

NOTE 4 - LOANS

Loans receivable consist of the following:

	2002	2001

One-to-four-family	$330,579	$185,391
Commercial real estate and multi-family	56,057	47,353
Construction loans	107	2,521
Home equity loans	11,219	12,563
Consumer	7,295	10,758
Commercial	415	303
Land	414	—

Total	406,086	258,889
Allowance for loan losses	(2,953)	(1,742)
Net deferred loan costs	599	69

Loans receivable, net	$403,732	$257,216

Activity in the allowance for loan losses is summarized as follows:

	2002	2001	2000

Balance at beginning of year	$1,742	$1,699	$1,296
Loans charged off	(67)	(182)	(182)
Recoveries of loans previously charged off	169	157	141
Provision for loan losses	1,109	68	444

Balance at end of year	$2,953	$1,742	$1,699

(Continued)

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share data)

NOTE 4 - LOANS (Continued)

There were no loans individually classified as impaired loans in 2002, 2001, or 2000.

Nonperforming loans were as follows:

	2002	2001

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	5	10

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	2002	2001

Land and improvements	$1,638	$1,056
Buildings	3,756	2,926
Furniture, fixtures, and equipment	2,865	3,903
Leasehold improvements	635	314
Construction in process	171	269

Total	9,065	8,468
Less accumulated depreciation and amortization	3,902	4,605

Premises and equipment, net	$5,163	$3,863

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2002 pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows:

2003	$177
2004	177
2005	80
2006	80
2007	80

Total	$594

(Continued)

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share data)

NOTE 5 - PREMISES AND EQUIPMENT (Continued)

The leases contain options to extend for periods from one to four years.  The cost of such rentals is not included above.  Total rent expense for the years ended December 31, 2002, 2001, and 2000 amounted to $178,418, $176,477 and $173,145, respectively.

NOTE 6 - DEPOSITS

Certificate of deposit accounts with balances greater than $100,000 totaled $22,116,116 and $21,526,935 at December 31, 2002 and 2001.  Deposits greater than $100,000 are not federally insured.

The scheduled maturities of time deposits at December 31, 2002 are as follows:

2003	$104,936
2004	16,551
2005	6,022
2006	2,415
2007	7,244

Total	$137,168

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK (FHLB)

At December 31, 2002, the interest rates on the Bank’s advances from the FHLB ranged from 1.30% to 5.22% with a weighted average rate of 2.54%.  The contractual maturities of the Bank’s advances are as follows:

Due in 2003	$20,000
Due in 2004	28,000
Due in 2005	16,000
Due in 2006	10,000
Overnight borrowings	16,100

Total advances	$90,100

(Continued)

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share data)

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK (FHLB) (Continued)

The Bank’s advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $365,251,796, certain mortgage-backed securities of $1,969,773, and the Bank’s investment of capital stock of FHLB of San Francisco of $4,505,000.

During 2001, the Bank repaid $7,000,000 of advances, resulting in prepayment penalties of approximately $467,000.  The prepayment penalties are presented as interest expense.

NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

In connection with the conversion, the Bank established an ESOP for the benefit of its employees.  The Company issued 423,200 shares of common stock to the ESOP in exchange for a ten-year note in the amount of approximately $5.1 million.  The $5.1 million for the ESOP purchase was borrowed from the Company.

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company.  The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s contributions to the ESOP and earnings on ESOP assets.  Principal payments are scheduled to occur over a ten-year period.

During 2002, 42,320 shares of stock with an average fair value $14.97 per share were committed to be released, resulting in ESOP compensation expense of $633,425.  Shares held by the ESOP at December 31, 2002 are as follows:

Allocated shares	42,320
Unallocated shares	380,880

Total ESOP shares	423,200

Fair value of unallocated shares at December 31, 2002	$6,406

(Continued)

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share data)

NOTE 9 - INCOME TAXES

On January 1, 2000, Pacific Trust Bank converted from a federally chartered credit union, which was not subject to federal or state income tax, to a federal mutual savings bank, which is subject to both federal and state income tax.  In accordance with SFAS No. 109, the conversion of an entity from nontaxable to taxable status requires the recognition of deferred tax assets and liabilities for temporary differences existing at the time of conversion.  As such, a net deferred tax asset of approximately $456,000 was recognized and the benefit from recognizing such asset reduced the income tax provision for 2000.

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2002	2001	2000

Current tax provision
Federal	$1,491	$1,078	$403
State	576	404	135

	2,067	1,482	538
Deferred tax benefit
Federal	(83)	23	322
State	(27)	7	(104)

	(110)	30	218

Change in tax status
Federal	—	—	(376)
State	—	—	(80)

	—	—	(456)

	$1,957	$1,512	$300

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2002	2001	2000

Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.0	7.5	6.7
Tax impact of conversion to a taxable corporation	—	—	(24.0)
Other	1.6	0.4	(2.0)

Effective tax rates	42.6%	41.9%	14.7%

(Continued)

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share data)

NOTE 9 - INCOME TAXES (Continued)

The components of the net deferred tax asset, included in other assets, are as follows:

	2002	2001

Deferred tax assets
Allowance for loan losses	$887	$343
Accrued bonus	—	117
Depreciation	92	196
Section 475 mark-to-market adjustment	183	36
Other	—	38

	1,162	730
Deferred tax liabilities
Deferred loan fees	(571)	(355)
FHLB stock dividends	(177)	(114)
Unrealized gain on securities available-for-sale	(183)	(35)
Other	(43)	—

	(974)	(504)

Net deferred tax asset	$188	$226

NOTE 10 - OFF-BALANCE-SHEET ACTIVITIES

Credit-Related Financial Instruments:  The Bank is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments.  The Bank follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

	Contract Amount December 31,

	2002	2001

Financial instruments whose contract amounts represent credit risk
Commitments to purchase loans	$—	$20,000
Commitments to extend credit including loans in process	7,555	2,851
Unused lines of credit	18,632	19,281
Letters of credit	10	34

(Continued)

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share data)

NOTE 10 - OFF-BALANCE-SHEET ACTIVITIES (Continued)

The Bank entered into an agreement to purchase a pool of $20.0 million of one-to-four-family residential loans from a third party on December 18, 2001 with a settlement date of January 18, 2002.  The pool consists of 34 adjustable rate loans with an average balance of $508,000.  The average coupon rate for the pool of loans is 6.23% and the terms are for 30 years.

At December 31, 2002 and 2001, fixed rate commitments to extend credit, including loans in process, consisted of $593,000 and $137,000 respectively.  The fixed rate commitments at December 31, 2002 are due to expire within 1 to 60 days of issuance and have rates ranging from 5.375% to 6.125%.

Financial instruments that potentially subject the Bank to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, servicing agent receivable, and loans.  At December 31, 2002 and 2001, the Bank had deposit accounts with balances totaling approximately $3,243,572 and $1,235,638, respectively, at Pacific Coast Bank.

NOTE 11 - MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative judgments of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2002, that the Bank met all of the capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since the notification that management believes have changed the Bank’s category.  The Bank’s actual capital amounts and ratios are presented in the table.

(Continued)

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share data)

NOTE 11 - MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2002
Total capital (to risk-weighted assets)	$60,555	21.72%	$22,303	8.00%	$27,879	10.00%
Tier 1 capital (to risk-weighted assets)	57,621	20.67	11,152	4.00	16,727	6.00
Tier 1 (core) capital (to adjusted tangible assets)	57,621	12.55	18,371	4.00	22,964	5.00
December 31, 2001
Total capital (to risk-weighted assets)	$30,389	15.40%	$15,789	8.00%	$19,736	10.00%
Tier 1 capital (to risk-weighted assets)	28,669	14.53	7,894	4.00	11,841	6.00
Tier 1 (core) capital (to adjusted tangible assets)	28,669	9.24	12,413	4.00	15,516	5.00

The Bank may not declare or pay cash dividends if the effect thereof would cause its regulatory capital to be reduced below applicable regulatory requirements.  The Holding Company is not currently subject to regulatory capital requirements.

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) plan whereby substantially all employees participate in the plan.  Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws.  The Bank makes matching contributions, to be determined annually by management, on the first 4% of the employee’s compensation contributed to the plan.  Matching contributions vest to the employee upon contribution date.  For the years ended December 31, 2002, 2001, and 2000, expense attributable to the plan amounted to $71,819, $57,765, and $55,517.

Effective June 1, 2001, the Board of Directors adopted a Deferred Compensation Plan under Section 401 of the Internal Revenue Code.  The purpose of this plan is to provide specified benefits to a select group of management and highly compensated employees.  Participants may elect to defer compensation, which accrues interest quarterly at the prime rate as reflected in The Wall Street Journal as of the last business day of the prior quarter.  The Company does not make contributions to the Plan.

(Continued)

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share data)

NOTE 13 - EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the period beginning with August 22, 2002, the date of conversion, to the period ended December 31, 2002 is as follows:

Earnings per common share
Net income	$2,636
Less net income of Bank prior to conversion	1,533

Net income attributable to common stockholders	$1,103

Total weighted average common shares outstanding	4,881,868

Basic earnings per share	$.23

The Company does not have any potentially dilutive securities.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company has granted loans to certain officers and directors and their related interests.

Activity in the loan accounts of officers and directors and their related interests follows for the year ended December 31, 2002:

Balance at beginning of year	$2,174
Loans originated	2,240
Principal repayments	(902)

Balance at end of year	$3,512

(Continued)

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share data)

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The approximate carrying amount and estimated fair value of financial instruments consist of the following:

	December 31, 2002		December 31, 2001

	Approximate Carrying Amount	Estimated Fair Value	Approximate Carrying Amount	Estimated Fair Value

Financial assets
Cash and cash equivalents	$11,506	$11,506	$18,003	$18,003
Securities available-for-sale	18,733	18,733	13,661	13,661
FHLB stock	4,505	4,505	2,509	2,509
Loans, net	403,732	409,919	257,216	257,894
Servicing agent receivable	13,727	13,727	11,687	11,687
Accrued interest receivable	1,809	1,809	1,460	1,460
Financial liabilities
Deposits	$279,714	$280,736	$251,954	$253,348
Advances from Federal Home Loan Bank	90,100	90,892	28,000	28,029
Accrued interest payable	17	17	8	8

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, FHLB stock, accrued interest receivable and payable, servicing agent receivable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer.  For fixed rate loans and deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.

The fair value of advances from the FHLB is based on current rates for similar financing.  The fair value of off-balance-sheet items is based on the current fees or the cost that would be charged to enter into or terminate such arrangements.  The fair value of the commitment to purchase the pool of one-to-four-family residential loans at December 31, 2001 is equal to the agreed-upon purchase price of $20 million.  The fair value of the other off-balance-sheet financial instruments is immaterial.

(Continued)

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share data)

NOTE 16 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

	2002	2001	2000

Unrealized holding gains on securities available-for-sale	$357	$230	$475
Reclassification adjustments for losses recognized in income	—	55	125

Net unrealized gains	357	285	600
Change in tax status	—	—	328
Tax effect	(148)	(117)	(247)

Other comprehensive income	$209	$168	$681

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended

2002	March 31	June 30	September 30	December 31

Interest income	$4,924	$5,332	$5,691	$5,887
Interest expense	1,990	2,037	2,227	1,856

Net interest income	2,934	3,295	3,464	4,031
Provision for loan losses	165	274	269	401
Other income	232	257	250	268
Other expense	2,240	2,075	2,206	2,508

Income before income taxes	761	1,203	1,239	1,390
Income tax expense	297	493	527	640

Net income	$464	$710	$712	$750

Earnings per share *	N/A	N/A	$.07	$.15

*  Earnings per share is calculated beginning with August 22, 2002, the date of conversion.  Earnings per share for the quarters and full years have been calculated separately.  Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.

(Continued)

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share data)

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

	Three Months Ended

2001	March 31	June 30	September 30	December 31

Interest income	$5,640	$5,700	$5,389	$5,093
Interest expense	3,133	2,965	3,071	2,404

Net interest income	2,507	2,735	2,318	2,689
Provision for loan losses	20	34	14	—
Other income	313	204	258	256
Other expense	1,896	1,735	1,782	2,191

Income before income taxes	904	1,170	780	754
Income tax expense	379	490	327	316

Net income	$525	$680	$453	$438

NOTE 18 - PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET
December 31, 2002

ASSETS
Cash and cash equivalents	$25,852
ESOP loan	5,078
Investment in bank subsidiary	57,882
Accrued interest receivable and other assets	100

$88,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$31
Stockholders’ equity	88,881

$88,912

(Continued)

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share data)

NOTE 18 - PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF INCOME
For the period August 22, 2002 through December 31, 2002

Income
ESOP loan	$100
Deposits in other financial institutions	167
Other income	—

Total income	267
Other expenses
Other operating expense	40

Income before income taxes and equity in undistributed earnings of bank subsidiary	227
Income taxes	108

Income before equity in undisturbed earnings of bank subsidiary	119
Equity in undistributed earnings of bank subsidiary	984

Net income	$1,103

(Continued)

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001, and 2000
(Table amounts in thousands, except share and per share data)

NOTE 18 - PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF CASH FLOWS
For the period August 22, 2002 through December 31, 2002

Operating activities
Net income	$1,103
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of bank subsidiary	(984)
Change in other assets and liabilities	(69)

Net cash provided by operating activities	50
Investing activities
Purchase of bank subsidiary stock	(30,880)

Net cash used in investing activities	(30,880)
Financing activities
Net proceeds from sale of common stock	56,682

Net cash provided by financing activities	56,682

Net change in cash and cash equivalents	25,852
Cash and cash equivalent at beginning of period	—

Cash and cash equivalents at end of period	$25,852

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No disclosure is required under this Item.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Directors and Executive Officers.     The information concerning directors and executive officers of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2003 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance.     The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2003 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

I tem 11.     Executive Compensation

The information concerning executive compensation required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2003 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2003 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 13.     Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2003 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 14.     Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the company’s senior management within the 90-day period preceding the filing date of this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls: In the quarter ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data

(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits: See subitem (c) of this Item 14.

(f)	Reports on Form 8-K: On November 11, 2002, the Company filed a current report on Form 8-K to announce third quarter earnings

(c)	Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
1.1	Engagement Letter with Keefe, Bruyette & Woods, Inc.	*
3.1	Charter for First PacTrust Bancorp, Inc.	*
3.2	Bylaws of First PacTrust Bancorp, Inc.	*
4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*
10.1	Severance Agreement with Hans Ganz	10.1
10.2	Severance Agreement with Melanie Stewart	10.2
10.3	Severance Agreement with James P. Sheehy	10.3
10.4	401(k) Employee Stock Ownership Plan	*
21.0	Subsidiaries of the Registrant	*

* Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: March 21, 2003	By:	/s/ HANS R. GANZ Hans R. Ganz, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ HANS R. GANZ	/s/ ALVIN L. MAJORS
Hans R. Ganz	Alvin L. Majors
President, Chief Executive Officer and Director	Chairman of the Board

/s/ FRANCIS P. BURKE	/s/ KENNETH SCHOLTZ
Francis P. Burke	Kenneth Scholz
Director	Director

/s/ DONALD PURDY	/s/ DONALD WHITACRE
Donald Purdy	Donald Whitacre
Director	Director

/s/ REGAN GALLAGHER
Regan Gallagher
Controller (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Hans R. Ganz, certify that:

1.	I have reviewed this annual report on Form 10-K of First PacTrust Bancorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	By:	/s/ HANS R. GANZ Hans R. Ganz President and Chief Executive Officer

CERTIFICATIONS

I, Regan Gallagher, certify that:

1.	I have reviewed this annual report on Form 10-K of First PAcTrust Bancorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	By:	/s/ REGAN GALLAGHER Regan Gallagher Controller

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of First PacTrust Bancorp, Inc. (the “Company”) that the Annual Report of the Company on Form 10-K for the fiscal year ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date: March 21, 2003	By:	/s/ HANS R. GANZ Hans R. Ganz President and Chief Executive Officer (Principal Executive Officer)

Date: March 21, 2003	By:	/s/ REGAN GALLAGHER Regan Gallagher Controller (Principal Financial and Accounting Officer)