Form 10-Q
period 2003-03-31
FIRST PACTRUST BANCORP INC
filed 2003-05-15
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Check whether the registrant is an accelerated filer.

YES ☒	NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of May 15, 2003 the Registrant had 5,290,000 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands of dollars except share data)
(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Cash and due from banks	$6,658	$7,238
Federal funds sold	1,155	855
Interest-bearing deposits	3,772	3,413

Total cash and cash equivalents	11,585	11,506
Securities available-for-sale	17,194	18,733
Federal Home Loan Bank stock	5,131	4,505
Loans receivable, net of allowance of $2,536 and $1,744	443,945	403,732
Premises and equipment, net	5,093	5,163
Servicing agent receivable	14,253	13,727
Other assets	2,912	2,551

Total assets	$500,113	$459,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits
Non-interest-bearing	$7,440	$6,389
Interest-bearing	302,148	273,325

Total deposits	309,588	279,714
Advances from Federal Home Loan Bank	98,600	90,100
Accrued expenses and other liabilities	2,241	1,222

Total liabilities	410,429	371,036
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,290,000 shares issued and outstanding at March 31, 2003 and December 31, 2002	53	53
Additional paid-in capital	61,875	61,833
Retained earnings	32,016	31,305
Unearned Employee Stock Ownership Plan shares, 370,300 and 380,880 shares at March 31,2003 and December 31, 2002	(4,444)	(4,571)
Accumulated other comprehensive income	184	261

Total stockholders’ equity	89,684	88,881

Total liabilities and stockholders’ equity	$500,113	$459,917

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.
Consolidated Statements of Income
(In thousands of dollars except share data)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Interest and dividend income
Loans, including fees	$6,108	$4,664
Securities	154	176
Other interest-earning assets	70	84

Total	6,332	4,924
Interest expense
Deposits	1,441	1,677
Federal Home Loan Bank advances	586	313

Total	2,027	1,990

Net interest income	4,305	2,934
Provision for loan losses	328	165

Net interest income after provision for loan losses	3,977	2,769
Noninterest income
Customer service fees	229	217
Other	9	15

Total noninterest income	238	232
Noninterest expense
Salaries and employee benefits	1,264	941
Occupancy and equipment expense	460	576
Advertising	65	110
Professional fees	58	48
Stationary, supplies and postage	127	104
Data processing	226	241
ATM costs	113	101
Other general and administrative	237	119

Total noninterest expense	2,550	2,240

Income before income taxes	1,665	761
Income tax expense	708	297

Net income	$957	$464

Comprehensive income	$879	$362

Earnings per share
Basic	$.19	N/A
Diluted	$.19	N/A

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$957	$464
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	75	56
Provision for loan losses	328	165
Depreciation	93	210
FHLB stock dividends	(41)	(37)
ESOP compensation expense	169	—
Net change in:
Accrued interest receivable and other assets	(348)	(33)
Accrued interest payable and other liabilities	1,019	1,356

Net cash from operating activities	2,252	2,181
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of loans	—	(19,403)
Net increase in loans	(41,067)	(12,492)
Purchase of FHLB stock	(585)	—
Purchase of securities available-for-sale	—	(5,122)
Principal repayments on mortgage-backed securities	1,374	2,494
Purchase of premises and equipment	(23)	(1,383)

Net cash from investing activities	(40,301)	(35,906)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	29,874	24,555
Net change in FHLB open line	(4,500)	—
Repayments of FHLB advances	(20,000)	(46,000)
Proceeds from FHLB advances	33,000	59,000
Dividends paid on common stock	(246)	—

Net cash from financing activities	38,128	37,555

Net change in cash and cash equivalents	79	3,830

Cash and cash equivalents at beginning of period	11,506	18,003

Cash and cash equivalents at end of period	$11,585	$21,833

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.
Consolidated Statements of Equity
(In thousands of dollars)
(Unaudited)

	Common Stock	APIC	Unearned ESOP	Retained Earnings	OCI	Total

Balance at January 1, 2003	$53	61,833	(4,571)	31,305	261	88,881
Transfers, net Comprehensive income:
Net income				957		957
Change in unrealized loss on securities available-for-sale					(77)	(77)
ESOP shares earned		42	127			169
Dividend payment				(246)		(246)

Balance at March 31, 2003	53	61,875	(4,444)	32,016	184	89,684

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(table amounts in thousands of dollars)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) as of March 31, 2003 and December 31, 2002 and for the three-month periods ended March 31, 2003 and 2002.  Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein.  These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission.  The December 31, 2002 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2003.  In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

The accounting and reporting polices of the Company are based upon accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry.  Significant accounting policies followed by the Company are presented below.

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

Servicing Agent Receivable:  The Bank has contracted with a servicing agent to process payments and service a portion of the Bank’s real estate loan portfolio.  The servicing agent remits cash receipts within 15 days of the end of each month for loan payments received.  These cash amounts are reflected as servicing agent receivable on the consolidated statements of financial condition.

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

In connection with the conversion, the Company issued 5,290,000 shares of common stock for gross proceeds of $63.5 million, of which $5.1 million was loaned to the Bank’s employee stock ownership plan to purchase stock in the offering. The net proceeds of the offering totaled $61.7 million.  The aggregate purchase price was determined by an independent appraisal.  The Bank issued all of its outstanding capital stock to the Company in exchange for one-half of the net proceeds of the offering.  The Company accounted for the purchase in a manner similar to a pooling of interests whereby assets and liabilities of the Bank maintain their historical cost basis in the consolidated company.

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

Note 5 – Earnings Per Share

Amounts reported as earnings per common share reflect earnings available to common stockholders for the year divided by the weighted average number of common shares outstanding during the year.  Earnings per share is calculated beginning with August 22, 2002, the date of conversion.  The weighted average shares outstanding for the quarter ended March 31, 2003 are 4,914,030.

Note 6 – Subsequent Events

The Company adopted two stock-based incentive plans during 2003 under the terms of which 529,000 shares of the Company’s common stock were reserved for issuance in the form of stock options and 211,600 shares of restricted stock were reserved for issuance in the form of stock awards. The plans were approved by shareholders at the Company’s annual meeting which was held on April 24, 2003.  The option awards are exercisable in equal installments over a five-year period from the date of grant, and expire ten years from the date of grant.  The restricted stock awards vest over a five-year period.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at March 31, 2003 to its financial condition at December 31, 2002 and the results of operations for the three-month period ended March 31, 2003 to the same period in 2002.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

          Our total assets increased by $40.2 million, or 9.0%, to $500.1 million at March 31, 2003 from $459.9 million at December 31, 2002.  The increase reflected growth in loans receivable funded by an increase in deposits and additional advances from the Federal Home Loan Bank.  Net loans increased by $40.2 million, or 10.0%, to $443.9 million at March 31, 2003 from $403.7 million at December 31, 2002.  Our increase in loans resulted from increased volume of one- to four- family mortgage loan originations largely due to the continued low interest rate environment.  The Company continues to utilize brokers as a primary source of loan growth.  The servicing agent receivable increased $526,000 due to a higher volume of prepayments during the month of March.  Management has brought all loan servicing in-house during April  2003, which will eliminate the servicing agent receivable in the second quarter.

          Total deposits increased by $29.9 million, or 10.7%, to $309.6 million at March 31, 2003 from $279.7 million at December 31, 2002.  The increase primarily reflected growth in certificates of deposit, savings accounts and NOW accounts.  Certificates of deposit increased $12.9 million, or 9.4%, to $150.1 million and savings accounts increased by $4.3 million.  NOW accounts increased by $11.1 million, or 33.3%.

          Federal Home Loan Bank advances increased $8.5 million, or 9.4%, to $98.6 million at March 31, 2003 from $90.1 million at December 31, 2002.  The additional advances were used to support loan growth.

          Equity increased $803,000 to $89.7 million at March 31, 2003 from $88.9 million at December 31, 2002, resulting primarily from $957,000 of net income earned for the quarter ended March 31, 2003.  Total dividends of $246,000 were paid during the first quarter ended March 31, 2003.

Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002

          General.  Net income for the three months ended March 31, 2003 was $957,000, an increase of $493,000, or 106.3%, from the three months ended March 31, 2002.  The increase in net income resulted the fluctuations as described below.

          Interest income.  Interest income increased by $1.4 million, or 28.6%, to $6.3 million for the three months ended March 31, 2003 from $4.9 million for the three months ended March 31, 2002.  The primary factor for the increase in interest income was the substantial increase in the average loans receivable balance, partially offset by an 88 basis point decrease in the average yield on loans receivable, from 6.56% for the three months ended March 31, 2002 to 5.68% for the same period in 2003 as a result of the refinancing market environment.  The majority of the Bank’s loans have an adjustable rate feature, and this decrease reflects the downward re-pricing of adjustable rate mortgage loans due to a decline in market rates of interest.  The average balance of loans receivable increased $145.8 million, or 51.2%, from $284.5 million for the three months ended March 31, 2002 to $430.3 million for the quarter ended March 31, 2003.  The increase was primarily the result of loan originations exceeding repayments due to strong demand, reflecting generally lower interest rates in 2003.

          Interest income on securities decreased by $22,000, or 12.5%, to $154,000 for the three months ended March 31, 2003.  The average yield on the securities portfolio was 3.6% for the three months ended March 31, 2003 compared to 4.2% for the same period in 2002, due to generally lower levels of market  rates of interest in 2002.

          Interest income from other interest-earning assets decreased $14,000, or 16.7%, to $70,000 for the three months ended March 31, 2003 from $84,000 for the three months ended March 31, 2002.  The decrease resulted from a decrease in the average balance from $9.0 million to $6.4 million, which reflected a decrease in federal funds sold as a result of utilizing the cash on hand to fund loan originations.

          Interest Expense.  Interest expense increased $36,000, or 1.9%, to $2.0 million for the three months ended March 31, 2003.  The increase in interest expense resulted primarily from an increase in the average balance of deposits from $256.3 million for the three months ended March 31, 2002 to $292.9 million for the same period in 2003, and a $50.9 million increase in the average balance of FHLB advances from $43.0 million to $93.9 million for the same periods.  This was partially offset by a decrease in the average cost of our interest-bearing liabilities to 2.08% from 2.64%, reflecting the decrease in market rates of interest during the period.    Interest expense on deposits decreased $236,000, or 14.1%, to $1.4 million for the three months ended March 31, 2003 from $1.7 million for the same period in 2002.  Interest expense on

Federal Home Loan Bank advances increased $273,000, or 87.2%, to $586,000 for the three months ended March 31, 2003 from $313,000 for the three months ended March 31, 2002.

          Net Interest Income.  Net interest income before provision for loan losses increased  $1.4 million, or 46.7%, to $4.3 million for the three months ended March 31, 2003 from $2.9 million for the three months ended March 31, 2002.  The net interest spread decreased 24 basis points to 3.52%, while the net interest margin increased 1 basis point during the period to 3.79%.  The increase in net interest income primarily reflects the factors discussed above.

          Provision for Loan Losses.  Provisions for loan losses were charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions.  Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions.  Large balance and/or more complex loans, such as multi-family and commercial real estate loans, and classified loans, are evaluated individually for impairment.

          Provisions of $328,000 and $165,000 were made for the three months ended March 31, 2003 and 2002, respectively.  The provision increased by $163,000 reflecting a $153 million, or 52.1%, increase in gross loans, primarily consisting of residential real estate loans.  This growth continues to be achieved primarily through the use of independent loan originators.  Since the bank did not have a seasoned portfolio in this type of lending and did not have a related loss history to apply to these types of loans, peer group data adjusted for local economic conditions was used to establish our loan loss allowance, resulting in the $328,000 provision.

          This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  We used the same methodology and generally similar assumptions in assessing the allowance for both periods.  The allowance for loan losses as a percentage of loans outstanding increased to .75% at March 31, 2003 from .67% at March 31, 2002.  This increase was primarily the result of a continued growth in the secured 1-4 family portion of the Bank’s loan portfolio combined with current economic conditions.  The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

          Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of March 31, 2003 was maintained at a level that represented management’s best estimate of anticipated losses in the loan portfolio to the extent they were both probable and reasonably estimable.

          Noninterest Income.  Noninterest income remained relatively stable at $238,000 and $232,000 for the three months ended March 31, 2003 and 2002, respectively.

          Noninterest Expense.  Noninterest expense increased $310,000, or 13.8%, to $2.6 million for the three months ended March 31, 2003 from $2.2 million for the three months ended March 31, 2002.  This increase was primarily the result of a $323,000 increase in salaries and employee benefits and a $118,000 increase in other administrative expenses, partially offset by a $116,000 decrease in occupancy and equipment expense.

          Salaries and employee benefits represented 50.0% and 42.0% of total noninterest expense for the three months ended March 31, 2003 and March 31, 2002, respectively.  Total salaries and employee benefits increased $323,000, or 34.3%, to $1.3 million for the three months ended March 31, 2003 from $941,000 for the same period in 2002.  The increase was primarily due to $169,000 in ESOP compensation expense related to the establishment of the plan in the third quarter of 2002, combined with increased wage rates, and staffing increases including staffing at the new Balboa branch facility.

          Other administrative expenses increased $118,000 primarily as a result of increases in various miscellaneous accounts related to the continued growth of the bank.

          Occupancy and equipment expense decreased $116,000 due to a decrease in depreciation expense as a result of the write off of computer equipment that occurred during 2002, related to the core system conversion completed in January of 2003.

          Income Tax Expense.  Income tax expense increased to $708,000 for the three months ended March 31, 2003, from $297,000 for the three months ended March 31, 2002.  This increase was primarily a result of an increase in pre-tax income.  The effective tax rate was 41.1% and 42.5% for the three months ended March 31, 2003 and 2002, respectively.

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

          The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities.  The Bank’s primary sources of funds are deposits, amortization, prepayments, and maturities of outstanding loans and mortgage-backed securities; maturities of securities; and other short-term investments and funds provided from operations.  While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  In addition, the

Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.  The Bank also generates cash through borrowings.  The Bank utilizes Federal Home Loan Bank advances to leverage its capital base and provide funds for its lending activities and to enhance its interest rate risk management.

          Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities.  On a longer-term basis, the Bank maintains a strategy of investing in various lending products.  The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities.   At March 31, 2002, the total approved loan origination commitments outstanding amounted to $8.4 million.  At the same date, unused lines of credit were $19.1 million and outstanding letters of credit totaled $10,000.  Securities scheduled to mature in one year or less at March 31, 2003 totaled $922,000.  Certificates of deposit scheduled to mature in one year or less at March 31, 2003, totaled $113.7 million.  Although the average cost of deposits has decreased throughout 2003, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions.  Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank.  In addition, the Bank has the ability at March 31, 2003 to borrow an additional $50.7 million from the Federal Home Loan Bank of San Francisco as a funding source to meet commitments and for liquidity purposes.  The Bank has also entered into a contract for $212,000 for construction on the new branch facility scheduled to open in the second quarter.

Capital

          Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards.  Total equity was $89.7 million at March 31, 2003, or 17.9% of total assets on that date.  As of March 31, 2003, the Bank exceeded all capital requirements of the Office of Thrift Supervision.  The Bank’s regulatory capital ratios at March 31, 2003 were as follows: core capital 11.75%; Tier 1 risk-based capital, 17.67%; and total risk-based capital, 16.76%.  The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

New Accounting Pronouncements

          Effective January 1, 2003, SFAS  143,  “Accounting for Asset Retirement Obligations”,  will  apply. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period incurred. Adoption of SFAS 143 is not expected to have a material effect on the financial position and operations of the Company.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts.  An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline.  The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be.  The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule.  Under the rule, an institution whose Sensitivity Measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement.  As of December 31, 2002, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was 10% and would result in a $7.4 million decrease in the NPV of the Bank.  Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results.  The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2002, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points.  On December 31, 2002, the yield on the three-month Treasury bill was 1.20%.  As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended December 31, 2002.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets

Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

+ 300 bp	$61,035	(12,255)	(17)%	13.33%	(202	)bp
+ 200 bp	65,919	(7,370)	(10)%	14.17%	(117	)bp
+ 100 bp	70,126	(3,164)	(4)%	14.86%	(48	)bp
0 bp	73,290	—	—	15.34%	0	bp
- 100 bp	74,911	1,621	2%	15.54%	20	bp

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

(b)

Changes in Internal Controls:  In the quarter ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II - - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

                         None

ITEM 2.   CHANGES IN SECURITIES.

                         None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

                         None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                         The Annual Meeting of Shareholders for First PacTrust Bancorp, Inc. was held on April 24, 2003 in Bonita, California. At that meeting the shareholders elected the following persons to three-year terms to the Board of Directors: Hans R. Ganz by a vote of 4,930,196 for and 55,695 withheld, and Donald M. Purdy by a vote of 4,929,601 for and 56,290 withheld. Alvin L. Majors, Donald A. Whitacre, Francis P. Burke and Kenneth W. Scholz also continue to serve as directors after the meeting. Also approved was the adoption of the First PacTrust Bancorp, Inc. 2003 Stock Option and Incentive Plan, by a vote of 3,648,447 for, 155,610 against, 5,413 abstained and 1,176,069 broker non-votes, and First PacTrust Bancorp, Inc. 2003 Recognition and Retention Plan, by a vote of 3,591,447 for, 200,162 against, 18,213 abstained and 1,176,069 broker non-votes.

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

(b)	Reports on Form 8-K. On February 26, 2003, the Company filed a current report on Form 8-K to announce fourth quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: May 15, 2003	/s/ HANS R. GANZ

Hans R. Ganz President and Chief Executive Officer

Date: May 15, 2003	/s/ REGAN GALLAGHER

Regan Gallagher Vice President/ Controller (Principal Financial and Accounting Officer)

I, Hans Ganz, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of First PacTrust Bancorp, Inc.;

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ HANS GANZ

Hans Ganz President and Chief Executive Officer

I, Regan Gallagher, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of First PacTrust Bancorp, Inc.;

2)

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)

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

6)

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ REGAN GALLAGHER

Regan Gallagher Vice President/ Controller (Principal Financial and Accounting Officer)