Form 10-Q
period 2003-06-30
FIRST PACTRUST BANCORP INC
filed 2003-08-11
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

Yes  ☒    No  ☐

Check whether the registrant is an accelerated filer. YES  ☒.    NO  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of August 11, 2003 the Registrant had 5,243,400 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands of dollars except share data)
(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$11,806	$7,238
Federal funds sold	1,035	855
Interest-bearing deposits	99	3,413

Total cash and cash equivalents	12,940	11,506
Securities available-for-sale	14,631	18,733
Federal Home Loan Bank stock	5,910	4,505
Loans receivable, net of allowance of $3,479 and $2,953	489,940	403,732
Premises and equipment, net	5,249	5,163
Servicing agent receivable	35	13,727
Other assets	3,493	2,551

Total assets	$532,198	$459,917

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Non-interest-bearing	$10,055	$6,389
Interest-bearing	315,971	273,325

Total deposits	326,026	279,714
Advances from Federal Home Loan Bank	117,500	90,100
Accrued expenses and other liabilities	2,042	1,222

Total liabilities	445,568	371,036
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,455,000 and 5,290,000 shares issued at June 30, 2003 and December 31, 2002	55	53
Additional paid-in capital	64,772	61,833
Retained earnings	32,758	31,305
Treasury Stock	(4,020)	—
Unearned employee stock ownership plan shares, 359,720 and 380,880 shares at June 30,2003 and December 31, 2002	(4,317)	(4,571)
Unearned employee stock award shares, 159,000 shares at June 30, 2003	(2,742)	—
Accumulated other comprehensive income	124	261

Total stockholders’ equity	86,630	88,881

Total liabilities and stockholders’ equity	$532,198	$459,917

See accompanying notes to consolidated financial statements.

1.

First PacTrust Bancorp, Inc.
Consolidated Statements of Income and Comprehensive Income
(In thousands of dollars except share data)
(Unaudited)

	Six months ended June 30,			Three months ended June 30,

	2003	2002		2003	2002
Interest and dividend income
Loans, including fees	$12,773		$9,642	$6,665		$4,978
Securities	285		397	131		221
Other interest-earning assets	135		217	65		133

Total interest income	13,193		10,256	6,861		5,332
Interest expense
Deposits	2,902		3,381	1,461		1,704
Federal Home Loan Bank advances	1,325		646	739		333

Total interest expense	4,227		4,027	2,200		2,037

Net interest income	8,966		6,229	4,661		3,295
Provision for loan losses	628		439	300		274

Net interest income after provision for loan losses	8,338		5,790	4,361		3,021
Noninterest income
Customer service fees	544		441	315		222
Other income	20		48	11		35

Total noninterest income	564		489	326		257
Noninterest expense
Salaries and employee benefits	2,690		1,935	1,426		994
Occupancy and equipment expense	916		1,037	456		461
Advertising	208		177	143		67
Professional fees	107		70	49		22
Stationary, supplies, and postage	242		179	115		75
Data processing expense	397		374	171		133
ATM costs	261		206	148		105
Other general and administrative	585		337	348		218

Total noninterest expense	5,406		4,315	2,856		2,075

Income before income taxes	3,496		1,964	1,831		1,203
Income tax expense	1,493		790	785		493

Net income	$2,003		$1,174	$1,046		$710

Comprehensive income	$1,866		$1,288	$968		$926

Earnings per share
Basic	$.41	$	N/A	$.21	$	N/A

Diluted	$.41	$	N/A	$.21	$	N/A

See accompanying notes to consolidated financial statements.

2.

First PacTrust Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands of dollars)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,003	$1,174
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	151	93
Provision for loan losses	628	439
Depreciation	155	315
FHLB stock dividends	(97)	(72)
ESOP compensation expense	358	—
Stock award compensation expense	95	—
Net change in:
Accrued interest receivable and other assets	(881)	533
Accrued interest payable and other liabilities	820	647

Net cash from operating activities	3,232	3,129
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of loans	—	(19,403)
Net increase in loans	(73,109)	(23,726)
Purchase of FHLB stock	(1,308)	—
Purchase of securities available-for-sale	—	(10,234)
Principal repayments on mortgage-backed securities	3,718	3,964
Purchase of premises and equipment	(241)	(1,614)

Net cash from investing activities	(70,940)	(51,013)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	46,312	146,993
Net change in FHLB open line	4,400	—
Repayments of FHLB advances	(20,000)	(46,000)
Proceeds from FHLB advances	43,000	59,000
Purchase of Treasury Stock	(4,020)	—
Dividends paid on common stock	(550)	—

Net cash from financing activities	69,142	159,993

Net change in cash and cash equivalents	1,434	112,109

Cash and cash equivalents at beginning of period	11,506	18,003

Cash and cash equivalents at end of period	$12,940	$130,112

See accompanying notes to consolidated financial statements.

3.

First PacTrust Bancorp, Inc.
Consolidated Statements of Equity
(In thousands of dollars)
(Unaudited)

	Common Stock	APIC	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Unearned Stock Awards	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2003	$53	$61,833	$31,305	$—	$(4,571)	$—	$261	$88,881
Net income	—	—	2,003	—	—	—	—	2,003
Change in unrealized gain on securities available-for-sale	—	—	—	—	—	—	(137)	(137)
Issuance of stock awards	2	2,835	—	—	—	(2,837)	—	—
Stock award earned	—	—	—	—	—	95	—	95
Purchase of 211,600 shares of treasury stock	—	—	—	(4,020)	—	—		(4,020)
ESOP shares earned	—	104	—	—	254	—	—	358
Dividends paid ($.11 per share)	—	—	(550)	—	—			(550)

Balance at June 30, 2003	$55	$64,772	$32,758	$(4,020)	$(4,317)	$(2,742)	$124	$86,630

See accompanying notes to consolidated financial statements.

4.

FIRST PACTRUST BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(table amounts in thousands of dollars)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) as of June 30, 2003 and December 31, 2002 and for the three-month and six-month periods ended June 30, 2003 and 2002. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

5.

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

Servicing Agent Receivable: The Bank has contracted with a servicing agent to process payments and service a portion of the Bank’s real estate loan portfolio. The servicing agent remits cash receipts within 15 days of the end of each month for loan payments received. These cash amounts are reflected as servicing agent receivable on the consolidated statements of financial condition. During April 2003, loan servicing was brought in-house and the contract with the servicing agent was canceled.

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

6.

Note 5 – Employee Stock Compensation

The Corporation adopted a stock-option based incentive plan during 2003 under the terms of which 529,000 shares of the Corporation’s common stock were reserved for issuance. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant.

A summary of the status of the Corporation’s stock option plan and changes during 2003 is presented below:

	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	—	—
Granted	420,450	$17.29
Exercised	—	—
Forfeited	—	—

Outstanding at end of year	420,450	$17.29

2003
Options exercisable at end of year	—
Weighted-average fair value of options granted during year	$1.49
Average remaining option term	9.8 years

The Corporation applies Accounting Principles Board (APB) Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Corporation’s net income and earnings per share for 2003 would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	June 30, 2003
	Three Months Ended	Six Months Ended
Net income as reported	$1,046	$2,003
Pro forma net income	997	1,954
Earnings per share as reported
Basic and diluted	.21	.41
Pro forma earnings per share
Basic and diluted	.20	.40

7.

The Black-Scholes option pricing valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Date of grant (2003)	April 24	May 14	June 24
Options granted	389,000	26,450	5,000
Estimated fair value of stock options granted	$1.51	$1.45	$1.31
Assumptions used:
Risk-free interest rate	2.92%	2.47%	2.21%
Expected option life	5 years	5 years	5 years
Expected stock price volatility	8.77%	7.81%	7.18%
Expected dividend yield	1.41%	1.29%	1.29%

Pursuant to its 2003 stock-based incentive plan, the Corporation awarded 165,000 shares of restricted stock during 2003. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of shareholders’ equity. Compensation expense for restricted stock awards totaled $95,000 for the six-months ended June 30, 2003.

Note 6 – Earnings Per Share

Amounts reported as earnings per common share reflect earnings available to common stockholders for the year divided by the weighted average number of common shares outstanding during the year. Earnings per share is calculated beginning with August 22, 2002, the date of the stock conversion. Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	June 30, 2003
	Three Months Ended	Six Months Ended
Net income as reported	$1,046	$2,003
Weighted average common shares outstanding	4,879,675	4,896,720

Basic earnings per share	$.21	$.41

Earnings per share assuming dilution
Net income available to common shareholders	$1,046	$2,003

Weighted average common shares outstanding	4,879,675	4,896,720
Dilutive effect of stock options	6,980	—
Dilutive effect of stock awards	2,961	—

Average common shares and dilutive potential common shares	4,889,616	4,896,720

Diluted earnings per share	$.21	$.41

8.

The effect of stock options and stock awards was not included in the calculation of diluted earnings per share for the six months ended June 30, 2003 because to do so would have been anti-dilutive.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at June 30, 2003 to its financial condition at December 31, 2002 and the results of operations for the three-month and six-month periods ended June 30, 2003 to the same periods in 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

         Our total assets increased by $72.3 million, or 15.7% to $532.2 million at June 30, 2003 from $459.9 million at December 31, 2002. The increase reflected growth in loans receivable funded by an increase in deposits and additional advances from the Federal Home Loan Bank. Net loans increased by $86.2 million, or 21.4%, to $489.9 million at June 30, 2003 from $403.7 million at December 31, 2002. Our increase in loans resulted from increased volume of one- to four- family mortgage loan originations largely due to the continued low interest rate environment. The Company continues to utilize brokers as a primary source of loan growth. The servicing agent receivable decreased $13.7 million to $35,000 at June 30, 2003 due to bringing the majority of loan servicing in-house during April 2003.

         Total deposits increased by $46.3 million, or 16.6%, to $326.0 million at June 30, 2003 from $279.7 million at December 31, 2002. The increase primarily reflected growth in certificates of deposit, savings accounts and NOW accounts. Certificates of deposit increased $22.8 million, or 16.6%, to $159.9 million and savings accounts increased by $15.8 million or 50.0%. NOW accounts increased by $5.1 million, or 10.6%. The significant growth in certificates was related to a special promotion that began in the third quarter of 2002 and ended June 30, 2003.

         Federal Home Loan Bank advances increased $27.4 million, or 30.4%, to $117.5 million at June 30, 2003 from $90.1 million at December 31, 2002. The additional advances were used to fund loan growth.

9.

         Equity decreased $2.3 million to $86.6 million at June 30, 2003 from $88.9 million at December 31, 2002, resulting primarily from the repurchase of 211,600 shares of Company common stock for $4.0 million and the payment of dividends of $550,000. These items were partially offset by net income of $2.0 million and ESOP and stock awards earned totaling $453,000.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002

         General. Net income for the six months ended June 30, 2003 was $2.0 million, an increase of $829,000, or 70.6%, from the six months ended June 30, 2002. The increase in net income resulted from the fluctuations described below.

         Interest income. Interest income increased by $2.9 million, or 28.6%, to $13.2 million for the six months ended June 30, 2003 from $10.3 million for the six months ended June 30, 2002. The primary factor for the increase in interest income was the substantial increase in the average loans receivable balance as a result of the refinancing market environment, partially offset by a 90 basis point decrease in the average yield on loans receivable, from 6.57% for the six months ended June 30, 2002 to 5.67% for the same period in 2003 as a result of the refinancing market environment. The majority of the Bank’s loans have an adjustable rate feature, and this decrease in yield reflects the downward re-pricing of adjustable rate mortgage loans due to a decline in market rates of interest. The average balance of loans receivable increased $157.3 million, or 53.6%, from $293.6 million for the six months ended June 30, 2002 to $450.9 million for the six months ended June 30, 2003. The increase was primarily the result of loan originations exceeding repayments due to strong demand, reflecting generally lower interest rates in 2003.

         Interest income on securities decreased by $112,000, or 28.2%, to $285,000 for the six months ended June 30, 2003. The average yield on the securities portfolio was 3.46% for the six months ended June 30, 2003 compared to 4.49% for the same period in 2002, due to generally lower levels of market rates of interest in 2002.

         Interest income from other interest-earning assets decreased $82,000, or 37.8%, to $135,000 for the six months ended June 30, 2003 from $217,000 for the six months ended June 30, 2002. The decrease resulted from a decrease in the average balance of interest-earning assets from $27.0 million to $8.9 million, which reflected a decrease in federal funds sold as a result of utilizing the cash on hand to fund loan originations. The large average balance of federal funds sold during 2002 was a result of cash received for stock subscriptions being temporarily invested in federal funds sold.

         Interest Expense. Interest expense increased $200,000, or 5.0%, to $4.2 million for the six months ended June 30, 2003 from $4.0 million for the same period in 2002. The increase in interest expense resulted primarily from an increase in the average balance of deposits from $266.7 million for the six months ended June 30, 2002 to $292.6 million for the same period in 2003, and a $60.2 million increase in the average balance of FHLB advances from $42.0 million to $102.2 million for the same periods. This was partially offset by a decrease in the average cost of our interest-bearing liabilities to 2.14% from 2.60%, reflecting the decrease in market rates of interest during the period. Interest expense on deposits decreased $479,000, or 14.2%, to $2.9 million for the six months ended June 30, 2003 from $3.4 million for the same period in

10.

2002. Interest expense on Federal Home Loan Bank advances increased $679,000, or 105.1%, to $1.3 million for the six months ended June 30, 2003 from $646,000 for the six months ended June 30, 2002.

         Net Interest Income.   Net interest income before provision for loan losses increased $2.7 million, or 43.9%, to $8.9 million for the six months ended June 30, 2003 from $6.2 million for the six months ended June 30, 2002. The net interest spread decreased 13 basis points to 3.33% from 3.46% at June 30, 2002, while the net interest margin increased 2 basis points during the period to 3.70%. The increase in net interest income primarily reflects the factors discussed above.

         Provision for Loan Losses.   Provisions for loan losses were charged to operations at a level required to reflect probable incurred credit losses inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, are evaluated individually for impairment.

         Provisions of $628,000 and $439,000 were made for the six months ended June 30, 2003 and 2002, respectively. The provision increased by $189,000 reflecting a $157.2 million, or 53.6%, increase in gross loans, primarily consisting of residential real estate loans. This growth continues to be achieved primarily through the use of independent loan originators. Since the bank did not have a seasoned portfolio in this type of lending and did not have a related loss history to apply to these types of loans, peer group data adjusted for local economic conditions was used to establish our loan loss allowance, resulting in the $628,000 provision.

         This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding decreased to .73% at June 30, 2003 from .78% at June 30, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

         Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2003 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

11.

         Noninterest Income.  Noninterest income increased $75,000 to $564,000 from $489,000 for the six months ended June 30, 2002, reflecting an increase in service charges primarily as a result of the increase in volume of deposits.

         Noninterest Expense.   Noninterest expense increased $1.1 million, or 25.3%, to $5.4 million for the six months ended June 30, 2003 from $4.3 million for the six months ended June 30, 2002. This increase was primarily the result of a $755,000 increase in salaries and employee benefits, an increase of $248,000 in other administration expenses and a $68,000 increase in advertising and professional fees, partially offset by a $121,000 decrease in occupancy and equipment expense.

         Salaries and employee benefits represented 49.8% and 44.8% of total noninterest expense for the six months ended June 30, 2003 and June 30, 2002, respectively. Total salaries and employee benefits increased $755,000, or 39.0%, to $2.7 million for the six months ended June 30, 2003 from $1.9 million for the same period in 2002. The increase was primarily due to $358,000 in ESOP compensation expense, $95,000 in stock award plan expense related to the establishment of the plan in the 2nd quarter of 2003, and staffing increases including staffing at the new Rancho Bernardo branch facility. Full time equivalents increased from 84.3 at June 30, 2002 to 97.3 at June 30, 2003.

         Advertising and professional fees increased $68,000 as a result of increased radio advertising and promotional item purchases.

         Other administrative expenses increased $248,000 primarily as a result of increases in various miscellaneous accounts related to the continued growth of the bank

         Occupancy and equipment expense decreased $121,000 as a result of the write off of computer equipment that occurred during 2002, related to the core system conversion completed in January of 2003.

         Income Tax Expense.  Income tax expense increased to $1.5 million for the six months ended June 30, 2003, from $790,000 for the six months ended June 30, 2002. This increase was primarily a result of an increase in pre-tax income. The effective tax rate was 42.7% and 40.2% for the six months ended June 30, 2003 and 2002, respectively.

Comparison of Operating Results for the Three Months Ended June 30, 2003 and 2002

         General.   Net income for the three months ended June 30, 2003 was $1.0 million, an increase of $336,000, or 47.3%, from the three months ended June 30, 2002. The increase in net income resulted from the fluctuations described below.

         Interest income.   Interest income increased by $1.5 million, or 28.7%, to $6.9 million for the three months ended June 30, 2003 from $5.3 million for the three months ended June 30, 2002. The primary factor for the increase in interest income was the substantial increase in the average loans receivable balance, partially offset by a 92 basis point decrease in the average yield on loans receivable, from 6.58% for the six months ended June 30, 2002 to 5.66% for the same period in 2003 as a result of the refinancing market environment. The majority of the

12.

Bank’s loans have an adjustable rate feature, and this decrease in yield reflects the downward re-pricing of adjustable rate mortgage loans due to a decline in market rates of interest. The average balance of loans receivable increased $168.4 million, or 55.7%, from $302.6 million for the three months ended June 30, 2002 to $470.0 million for the quarter ended June 30, 2003. The increase in the balance of loans was primarily the result of loan originations exceeding repayments due to strong demand, reflecting generally lower interest rates in 2003.

         Interest income on securities decreased by $90,000, or 40.7%, to $131,000 for the three months ended June 30, 2003. The average yield on the securities portfolio was 3.33% for the three months ended June 30, 2003 compared to 4.77% for the same period in 2002, due to generally lower levels of market rates of interest in 2002.

         Interest income from other interest-earning assets decreased $68,000, or 51.1%, to $65,000 for the three months ended June 30, 2003 from $133,000 for the three months ended June 30, 2002. The decrease resulted from a decrease in the average balance from $45.0 million to $11.3 million, which reflected a decrease in federal funds sold as a result of utilizing the cash on hand to fund loan originations. The large average balance of federal funds sold during 2002 was a result of cash received for stock subscriptions being temporarily invested in federal funds sold.

         Interest Expense.  Interest expense increased $163,000, or 8.0%, to $2.2 million for the three months ended June 30, 2003. The increase in interest expense resulted primarily from an increase in the average balance of deposits from $277.0 million for the three months ended June 30, 2002 to $292.3 million for the same period in 2003, and a $69.4 million increase in the average balance of FHLB advances from $41.0 million to $110.4 million for the same periods. This was partially offset by a decrease in the average cost of our interest-bearing liabilities to 2.20% from 2.56%, reflecting the decrease in market rates of interest during the period. Interest expense on deposits decreased $243,000, or 14.3%, to $1.5 million for the three months ended June 30, 2003 from $1.7 million for the same period in 2002. Interest expense on Federal Home Loan Bank advances increased $406,000, or 121.9%, to $739,000 for the three months ended June 30, 2003 from $333,000 for the three months ended June 30, 2002.

         Net Interest Income. Net interest income before provision for loan losses increased $1.4 million, or 41.5%, to $4.7 million for the three months ended June 30, 2003 from $3.3 million for the three months ended June 30, 2002. The net interest spread increased 3 basis points to 3.31% from 3.28% at June 30, 2002, while the net interest margin increased 14 basis points during the period to 3.74%. The increase in net interest income primarily reflects the factors discussed above.

         Provision for Loan Losses. Provisions for loan losses were charged to operations at a level required to reflect probable incurred credit losses inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex

13.

loans, such as multi-family and commercial real estate loans, are evaluated individually for impairment.

         Provisions of $300,000 and $274,000 were made for the three months ended June 30, 2003 and 2002, respectively. The provision increased by $26,000 reflecting a $157.2 million, or 53.6%, increase in gross loans, primarily consisting of residential real estate loans. This growth continues to be achieved primarily through the use of independent loan originators. Since the bank did not have a seasoned portfolio in this type of lending and did not have a related loss history to apply to these types of loans, peer group data adjusted for local economic conditions was used to establish our loan loss allowance.

         This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding decreased to .73% at June 30, 2003 from .78% at June 30, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

         Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2003 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

         Noninterest Income. Noninterest income increased $69,000 to $326,000 from $257,000 for the three months ended June 30, 2002, reflecting an increase in service charges primarily as a result of the increase in volume of deposits.

         Noninterest Expense. Noninterest expense increased $781,000, or 37.6%, to $2.9 million for the three months ended June 30, 2003 from $2.1 million for the three months ended June 30, 2002. This increase was primarily the result of a $432,000 increase in salaries and employee benefits, an increase of $130,000 in other administration expenses and a $76,000 increase in advertising. Stationary, supplies and postage increased $40,000. Data processing expense increased $38,000 and ATM costs increased by $43,000.

         Salaries and employee benefits represented 49.9% and 47.9% of total noninterest expense for the three months ended June 30, 2003 and June 30, 2002, respectively. Total salaries and employee benefits increased $432,000, or 43.5%, to $1.4 million for the three months ended June 30, 2003 from $1.0 million for the same period in 2002. The increase was primarily due to $189,000 in ESOP compensation expense, $95,000 in stock award plan expense related to the establishment of the plan in the 2nd quarter of 2003, and staffing increases including staffing at the new Rancho Bernardo branch facility. Full time equivalents increased from 84.3 at June 30, 2002 to 97.3 at June 30, 2003.

14.

         Advertising increased $76,000 as a result of increased radio advertising and promotional item purchases.

         Other administrative expenses increased $130,000 primarily as a result of increases in various miscellaneous accounts related to the continued growth of the bank In addition, stationary, supplies and postage, data processing expense and ATM costs also increased as a result of the continued growth of the bank.

         Income Tax Expense. Income tax expense increased to $785,000 for the three months ended June 30, 2003, from $493,000 for the three months ended June 30, 2002. This increase was primarily a result of an increase in pre-tax income. The effective tax rate was 42.9% and 41.0% for the three months ended June 30, 2003 and 2002, respectively.

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

         Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At June 30, 2003, the total approved loan origination commitments outstanding amounted to $26.7 million. At the same date, unused lines of credit were $19.0 million and outstanding letters of credit totaled $10,000. Securities scheduled to mature in one year or less at June 30, 2003 totaled $664,000. Certificates of deposit scheduled to mature in one year or less at June 30, 2003, totaled $118.9 million. Although the average cost of deposits has decreased throughout 2003, management’s policy is to maintain deposit rates at levels that are competitive

15.

with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank has the ability at June 30, 2003 to borrow an additional $32.3 million from the Federal Home Loan Bank of San Francisco as a funding source to meet commitments and for liquidity purposes.

Capital

         Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $86.6 million at June 30, 2003, or 16.3% of total assets on that date. As of June 30, 2003, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank’s regulatory capital ratios at June 30, 2003 were as follows: core capital 11.29%; Tier 1 risk-based capital, 19.88%; and total risk-based capital, 21.05%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

New Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. Because the Company does not have these instruments, the new accounting standards will not materially affect the Company’s operating results or financial condition.

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

16.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of March 31, 2003, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was 7% and would result in a $5.2 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2003, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. On March 31, 2003, the yield on the six-month Treasury bill was 1.20%. As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended March 31, 2003.

17.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	64,934	(-9,503)	(-13)%	13.00%	(-134) bp
+ 200 bp	69,279	(-5,157)	(-7)%	13.66%	(-68) bp
+100 bp	72,545	(-1,891)	(-3)%	14.12%	(-22) bp
0 bp	74,436	(0)	(0)%	14.34%	0 bp
-100 bp	74,772	(336)	(0)%	14.30%	(-4) bp

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

18.

ITEM 4.  CONTROLS AND PROCEDURES

(a)	An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, “the Act”) as of June 30, 2003, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and assess ways to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.”

(b)	Changes in Internal Controls: In the quarter ended June 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II - - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                         None

ITEM 2.  CHANGES IN SECURITIES.

                         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

19.

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

31.1 Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a).

31.2 Certification of Senior Vice President pursuant to Rule 13a-14(a)/15d-14(a).

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer (attached as an exhibit and incorporated herein by reference).

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Senior Vice President (attached as an exhibit and incorporated herein by reference).

Reports on Form 8-K. On August 1, 2003, the Company filed a current report on Form 8-K to announce second quarter earnings

20.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: August 11, 2003	/s/ HANS R. GANZ

Hans R. Ganz President and Chief Executive Officer

Date: August 11, 2003	/s/ REGAN GALLAGHER

Regan Gallagher Senior Vice President/ Controller (Principal Financial and Accounting Officer)

21.