Form 10-Q
period 2003-09-30
FIRST PACTRUST BANCORP INC
filed 2003-11-13
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 13, 2003 the Registrant had 5,243,400 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$7,577	$7,238
Federal funds sold	6,200	855
Interest-bearing deposits	4,974	3,413

Total cash and cash equivalents	18,751	11,506

Securities available-for-sale	8,533	18,733
Federal Home Loan Bank stock	8,220	4,505
Loans receivable, net of allowance of $4,037 and $2,953	566,931	403,732
Premises and equipment, net	5,420	5,163
Servicing agent receivable	—	13,727
Other assets	5,665	2,551

Total assets	$613,520	$459,917

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Non-interest-bearing	$11,256	$6,389
Interest-bearing	347,488	273,325

Total deposits	358,744	279,714
Advances from Federal Home Loan Bank	164,400	90,100
Accrued expenses and other liabilities	2,810	1,222

Total liabilities	525,954	371,036

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,455,000 and 5,290,000 shares issued at September 30, 2003 and December 31, 2002	55	53
Additional paid-in capital	64,858	61,833
Retained earnings	33,387	31,305
Treasury Stock	(4,020)	—
Unearned employee stock ownership plan shares, 349,140 and 380,880 shares at September 30,2003 and December 31, 2002	(4,190)	(4,571)
Unearned employee stock award shares, 151,250 shares at September 30, 2003	(2,600)	—
Accumulated other comprehensive income	76	261

Total stockholders’ equity	87,566	88,881

Total liabilities and stockholders’ equity	$613,520	$459,917

See accompanying notes to consolidated financial statements.

1.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income and Comprehensive Income

(In thousands of dollars except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Interest and dividend income
Loans, including fees	$6,779	$5,135	$19,552	$14,777
Securities	88	223	373	620
Other interest-earning assets	83	333	218	550

Total interest income	6,950	5,691	20,143	15,947
Interest expense
Deposits	1,495	1,892	4,397	5,272
Federal Home Loan Bank advances	891	335	2,216	981

Total interest expense	2,386	2,227	6,613	6,253

Net interest income	4,564	3,464	13,530	9,694
Provision for loan losses	435	269	1,063	708

Net interest income after provision for loan losses	4,129	3,195	12,467	8,986
Noninterest income
Customer service fees	371	230	915	671
Other income	13	20	32	68

Total noninterest income	384	250	947	739
Noninterest expense
Salaries and employee benefits	1,549	1,130	4,239	3,065
Occupancy and equipment expense	460	446	1,376	1,483
Advertising	115	63	323	240
Professional fees	48	39	155	109
Stationary, supplies, and postage	104	97	346	276
Data processing expense	203	90	600	464
ATM costs	116	109	377	315
Other general and administrative	299	232	884	569

Total noninterest expense	2,894	2,206	8,300	6,521

Income before income taxes	1,619	1,239	5,114	3,204
Income tax expense	649	527	2,142	1,318

Net income	$970	$712	$2,972	$1,886

Comprehensive income	$922	$833	$2,787	$2,121

Earnings per share
Basic and diluted	$.20	$.07	$.61	$.07

See accompanying notes to consolidated financial statements.

2.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,972	$1,886
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	201	128
Provision for loan losses	1,063	708
Depreciation	296	404
FHLB stock dividends	(156)	(89)
ESOP compensation expense	571	152
Stock award compensation expense	237	—
Net change in:
Accrued interest receivable and other assets	(2,984)	816
Accrued interest payable and other liabilities	1,558	474

Net cash from operating activities	3,788	4,479

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of loans	—	(19,403)
Net increase in loans	(150,535)	(72,687)
Purchase of FHLB stock	(3,559)	(19)
Purchase of securities available-for-sale	—	(10,234)
Principal repayments on mortgage-backed securities	9,684	5,159
Purchase of premises and equipment	(553)	(1,723)

Net cash from investing activities	(144,963)	(98,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	79,030	26,007
Net change in FHLB open line	51,300	—
Repayments of FHLB advances	(20,000)	(46,000)
Proceeds from FHLB advances	43,000	59,000
Net proceeds from stock issuance	—	56,635
Purchase of Treasury Stock	(4,020)	—
Dividends paid on common stock	(890)	—

Net cash from financing activities	148,420	95,642

Net change in cash and cash equivalents	7,245	1,214

Cash and cash equivalents at beginning of period	11,506	18,003

Cash and cash equivalents at end of period	$18,751	$19,217

See accompanying notes to consolidated financial statements.

3.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars)

(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Unearned Stock Awards	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2002	$—	$—	$28,669	$—	$—	$—	$52	$28,721
Net income	—	—	1,886	—	—	—	—	1,886
Issuance of stock	53	61,707	—	—	(5,078)	—	—	56,682
ESOP shares earned	—	25	—	—	127	—	—	152
Change in unrealized gain on securities available-for-sale	—	—	—	—	—	—	235	235

Balance at September 30, 2002	$53	$61,732	$30,555	$—	$(4,951)	$—	$287	$87,676

4.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars)

(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Unearned Stock Awards	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2003	$53	$61,833	$31,305	$—	$(4,571)	$—	$261	$88,881
Net income	—	—	2,972	—	—	—		2,972
Change in unrealized gain on securities available-for-sale	—	—	—	—	—	—	(185)	(185)
Issuance of stock awards	2	2,835	—	—	—	(2,837)	—	—
Stock awards earned	—		—	—		237	—	237
Purchase of 211,600 shares of treasury stock	—	—	—	(4,020)	—	—		(4,020)
ESOP shares earned	—	190	—	—	381	—	—	571
Dividends paid ($.18 per share)	—	—	(890)	—	—			(890)

Balance at September 30, 2003	$55	$64,858	$33,387	$(4,020)	$(4,190)	$(2,600)	$76	$87,566

5.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(table amounts in thousands of dollars)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) as of September 30, 2003 and December 31, 2002 and for the three-month and nine-month periods ended September 30, 2003 and 2002. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Summary of Significant Accounting Policies

Nature of Operations: The only business of the Company is the ownership of the Bank. The Bank is a federally chartered stock savings bank and member of the Federal Home Loan Bank (FHLB) system, which maintains insurance on deposit accounts with the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation. The Bank is engaged in the business of retail banking, with operations conducted through its main office and eight branches located in the San Diego and Riverside counties.

The accounting and reporting polices of the Company are based upon accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Significant accounting policies followed by the Company are presented below.

6.

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

Servicing Agent Receivable: The Bank contracted with a servicing agent to process payments and service a portion of the Bank’s real estate loan portfolio. The servicing agent would remit cash receipts within 15 days of the end of each month for loan payments received. These cash amounts have been reflected as servicing agent receivables on the consolidated statements of financial condition. During April 2003, loan servicing was brought in-house and the contract with the servicing agent was canceled.

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

7.

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period.

Note 5 – Employee Stock Compensation

The Corporation adopted a stock-based incentive plan during 2003 under the terms of which 529,000 shares of the Corporation’s common stock were reserved for issuance. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant.

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

	September 30, 2003
	Three Months Ended	Nine Months Ended
Net income as reported	$970	$2,972
Pro forma net income	952	2,942
Earnings per share as reported
Basic and diluted	.20	.61
Pro forma earnings per share
Basic and diluted	.20	.61

Pursuant to its 2003 stock-based incentive plan, the Corporation awarded 165,000 shares of restricted stock during 2003. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of shareholders’ equity. Compensation expense for restricted stock awards totaled $237,000 for the nine months ended September 30, 2003.

8.

Note 6 – Earnings Per Share

Amounts reported as earnings per common share reflect earnings available to common stockholders for the year divided by the weighted average number of common shares outstanding during the year. Earnings per share are calculated beginning with August 22, 2002, the date of the stock conversion. Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	September 30, 2003		September 30, 2002
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Net income as reported	$970	$2,972	$712	$1,886
Less net income of Bank prior to conversion	—	—	370	1,544

Net income attributable to common stockholders	$970	$2,972	$342	$342

Weighted average common shares outstanding	4,732,250	4,841,294	4,867,065	4,867,065

Basic earnings per share	$.20	$.61	$.07	$.07

Earnings per share assuming dilution
Net income available to common shareholders	$970	$2,972	$342	$342

Weighted average common shares outstanding	4,732,250	4,841,294	4,867,065	4,867,065
Dilutive effect of stock options	34,987	6,098	—	—
Dilutive effect of stock awards	13,414	3,621	—	—

Average common shares and dilutive potential common shares	4,780,651	4,851,013	4,867,065	4,867,065

Diluted earnings per share	$.20	$.61	$.07	$.07

Note 7 - Stock Buy-Back Program

The Company has adopted a stock repurchase program in which management has been given authority to repurchase up to 10% of outstanding shares of stock. To date, management has repurchased 211,600 shares of stock.

9.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at September 30, 2003 to its financial condition at December 31, 2002 and the results of operations for the three-month and nine-month periods ended September 30, 2003 to the same periods in 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Our total assets increased by $153.6 million, or 33.4% to $613.5 million at September 30, 2003 from $459.9 million at December 31, 2002. The increase reflected growth in loans receivable funded by an increase in deposits and additional advances from the Federal Home Loan Bank. Net loans increased by $163.2 million, or 40.4%, to $566.9 million at September 30, 2003 from $403.7 million at December 31, 2002. Our increase in loans resulted from increased volume of one- to four- family mortgage loan originations largely due to the continued low interest rate environment. The Company continues to utilize brokers as a primary source of loan growth. The servicing agent receivable decreased $13.7 million to $0 at September 30, 2003 due to loan servicing being brought in-house during April 2003.

Total deposits increased by $79.0 million, or 28.3%, to $358.7 million at September 30, 2003 from $279.7 million at December 31, 2002. The increase primarily reflected growth in certificates of deposit, savings accounts and NOW accounts. Certificates of deposit increased $40.7 million, or 29.7%, to $177.8 million and savings accounts increased by $6.8 million or 14.1%. NOW accounts increased by $28.9 million, or 90.6%. The significant growth in certificates was related to a special promotion that began in the third quarter of 2002 and ended September 30, 2003.

Federal Home Loan Bank advances increased $74.3 million, or 82.5%, to $164.4 million at September 30, 2003 from $90.1 million at December 31, 2002. The additional advances were used to support loan growth.

Equity decreased $1.3 million to $87.6 million at September 30, 2003 from $88.9 million at December 31, 2002, resulting primarily from the purchase of 211,600 shares of treasury stock for $4.0 million and the payment of dividends of $890,000. These items were partially offset by net income of $3.0 million and ESOP and stock awards earned totaling $808,000.

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

General. Net income for the three months ended September 30, 2003 was $970,000, an increase of $258,000, or 36.2%, from the three months ended September 30, 2002. The increase in net income resulted primarily from the fluctuations described below.

Interest income. Interest income increased by $1.3 million, or 22.1%, to $7.0 million for the three months ended September 30, 2003 from $5.7 million for the three months ended September 30, 2002. The primary factor for the increase in interest income was the increase in the average loans receivable balance, partially offset by a 115 basis point decrease in the average yield on loans receivable, from 6.18% for the three months ended September 30, 2002 to 5.03% for the same period in 2003 as a result of the refinancing market environment. This decrease in the average yield on loans receivable reflects the downward re-pricing of adjustable rate mortgage loans and refinancing activity due to a decline in market rates of interest. The average balance of loans receivable increased $206.6 million, or 62.2%, from $332.3 million for the three months ended September 30, 2002 to $538.9 million for the quarter ended September 30, 2003. The increase was primarily the result of loan originations exceeding repayments due to strong demand, reflecting generally lower interest rates in 2003.

Interest income on securities decreased by $135,000, or 60.5%, to $88,000 for the three months ended September 30, 2003 due primarily to a decrease in the average balance of the investment portfolio of $8.4 million or 43.6%. The average yield on the securities portfolio was 3.00% for the three months ended September 30, 2003 compared to 4.57% for the same period in 2002, due to generally lower levels of market rates of interest in 2003.

Interest income from other interest-earning assets decreased $250,000, or 75.1%, to $83,000 for the three months ended September 30, 2003 from $333,000 for the three months ended September 30, 2002. The decrease resulted from a decrease in the average balance of other interest-earning assets from $44.3 million to $16.7 million, which reflected a decrease in federal funds sold as a result of utilizing the cash on hand to fund loan originations. The large average balance of federal funds sold during 2002 was a result of cash received for stock subscriptions being temporarily invested in federal funds sold.

Interest Expense. Interest expense increased $159,000, or 7.1%, to $2.4 million for the three months ended September 30, 2003. The increase in interest expense resulted primarily from an increase in the average balance of deposits from $316.6 million for the three months ended September 30, 2002 to $334.7 million for the same period in 2003, and a $107.1 million increase in the average balance of FHLB advances from $41.0 million to $148.1 million for the same periods. This was partially offset by a decrease in the average cost of our interest-bearing

10.

liabilities to 1.98% from 2.49%, reflecting the decrease in market rates of interest during the period. Interest expense on deposits decreased $397,000, or 21.0%, to $1.5 million for the three months ended September 30, 2003 from $1.9 million for the same period in 2002. Interest expense on Federal Home Loan Bank advances increased $556,000, or 166.0%, to $891,000 for the three months ended September 30, 2003 from $335,000 for the three months ended September 30, 2002.

Net Interest Income. Net interest income before provision for loan losses increased $1.1 million, or 31.8%, to $4.6 million for the three months ended September 30, 2003 from $3.5 million for the three months ended September 30, 2002. The net interest spread decreased 44 basis points to 2.96% from 3.40% at September 30, 2002, while the net interest margin decreased 42 basis points during the period to 3.22%. The increase in net interest income primarily reflects the factors discussed above.

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

Provisions of $435,000 and $269,000 were made for the three months ended September 30, 2003 and 2002, respectively. The provision increased by $166,000 reflecting a $215.7 million, or 60.9%, increase in gross loans, primarily consisting of residential real estate loans. This growth continues to be achieved primarily through the use of independent loan originators. Since the Bank did not have a seasoned portfolio in this type of lending and did not have a related loss history to apply to these types of loans, peer group data adjusted for local economic conditions was used to establish our loan loss allowance.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding decreased to .72% at September 30, 2003 from .75% at September 30, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2003 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

11.

During the latter part of October significant wildfires occurred in Southern California comprising most of the Bank’s market area. Non-accrual loans and delinquencies may increase due to damage incurred to the collateral securing the Bank’s loans and/or as a result of the event impacting the financial position of the Bank’s customers. As of this date, management is not aware of any significant loss.

Noninterest Income. Noninterest income increased $134,000 to $384,000 from $250,000 for the three months ended September 30, 2002, reflecting an increase in service charges primarily as a result of the increase the average balance of deposits.

Noninterest Expense. Noninterest expense increased $688,000, or 31.2%, to $2.9 million for the three months ended September 30, 2003 from $2.2 million for the three months ended September 30, 2002. This increase was primarily the result of a $419,000 increase in salaries and employee benefits, an increase of $113,000 in data processing expenses, an increase of $67,000 in other administration expenses and a $52,000 increase in advertising.

Salaries and employee benefits represented 53.5% and 51.2% of total noninterest expense for the three months ended September 30, 2003 and September 30, 2002, respectively. Total salaries and employee benefits increased $419,000, or 37.1%, to $1.5 million for the three months ended September 30, 2003 from $1.1 million for the same period in 2002. The increase was primarily due to $212,000 in ESOP compensation expense, $142,000 in stock award plan expense related to the establishment of the plan in the second quarter of 2003, and staffing increases including staffing at the new Rancho Bernardo branch facility. Full time equivalents increased from 79.3 at September 30, 2002 to 97.0 at September 30, 2003.

Data processing expenses increased $113,000 due to higher monthly fees associated with the new core system conversion completed in January 2003.

Advertising increased $52,000 as a result of increased radio advertising and promotional item purchases.

Other administrative expenses increased $67,000 primarily as a result of increases in various miscellaneous accounts related to the continued growth of the bank

Income Tax Expense. Income tax expense increased to $649,000 for the three months ended September 30, 2003, from $527,000 for the three months ended September 30, 2002. This increase was primarily a result of an increase in pre-tax income. The effective tax rate was 40.1% and 42.5% for the three months ended September 30, 2003 and 2002, respectively.

12.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002

General. Net income for the nine months ended September 30, 2003 was $3.0 million, an increase of $1.1 million, or 57.6%, from the nine months ended September 30, 2002. The increase in net income resulted from the items as described below.

Interest income. Interest income increased by $4.2 million, or 26.3%, to $20.1 million for the nine months ended September 30, 2003 from $15.9 million for the nine months ended September 30, 2002. The primary factor for the increase in interest income was the substantial increase in the average loans receivable balance. This increase was partially offset by a 100 basis point decrease in the average yield on loans receivable, from 6.43% for the nine months ended September 30, 2002 to 5.43% for the same period in 2003 as a result of the refinancing market environment. This decrease reflects the downward re-pricing of adjustable rate mortgage loans as well as the significant refinancing activity due to a decline in market rates of interest. The average balance of loans receivable increased $173.8 million, or 56.7%, from $306.5 million for the nine months ended September 30, 2002 to $480.3 million for the nine months ended September 30, 2003. The increase was primarily the result of loan originations exceeding repayments due to strong demand, reflecting generally lower interest rates in 2003.

Interest income on securities decreased by $247,000, or 39.8%, to $373,000 for the nine months ended September 30, 2003. The average yield on the securities portfolio was 3.35% for the nine months ended September 30, 2003 compared to 4.57% for the same period in 2002, due to generally lower levels of market rates of interest in 2003.

13.

Interest income from other interest-earning assets decreased $332,000, or 60.4%, to $218,000 for the nine months ended September 30, 2003 from $550,000 for the nine months ended September 30, 2002. The decrease resulted from a decrease in the average balance from $32.8 million to $11.5 million, which reflected a decrease in federal funds sold as a result of utilizing the cash on hand to fund loan originations. The large average balance of federal funds sold during 2002 was a result of cash received for stock subscriptions being temporarily invested in federal funds sold.

Interest Expense. Interest expense increased $360,000, or 5.8%, to $6.6 million for the nine months ended September 30, 2003. The increase in interest expense resulted primarily from an increase in the average balance of deposits from $270 million for the nine months ended September 30, 2002 to $312.4 million for the same period in 2003, and a $75.8 million increase in the average balance of FHLB advances from $41.7 million to $117.5 million for the same periods. This was partially offset by a decrease in the average cost of our interest-bearing liabilities to 2.05% from 2.68%, reflecting the decrease in market rates of interest during the period. Interest expense on deposits decreased $875,000, or 16.6%, to $4.4 million for the nine months ended September 30, 2003 from $5.3 million for the same period in 2002. Interest expense on Federal Home Loan Bank advances increased $1.2 million, or 125.9%, to $2.2 million for the nine months ended September 30, 2003 from $981,000 for the nine months ended September 30, 2002.

Net Interest Income. Net interest income before provision for loan losses increased $3.8 million, or 39.6%, to $13.5 million for the nine months ended September 30, 2003 from $9.7 million for the nine months ended September 30, 2002. The net interest spread decreased 34 basis points to 3.21% from 3.55% at September 30, 2002, while the net interest margin decreased 14 basis points during the period to 3.54%. The increase in net interest income primarily reflects the factors discussed above.

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

Provisions of $1.1 million and $708,000 were made for the nine months ended September 30, 2003 and 2002, respectively. The provision increased by $355,000 reflecting a $215.7 million, or 60.9%, increase in gross loans, primarily consisting of residential real estate loans. This growth continues to be achieved primarily through the use of independent loan originators. Since the bank did not have a seasoned portfolio in this type of lending and did not have a related loss history to apply to the types of loans, peer group data adjusted for local economic conditions were used to establish the loan loss allowance, resulting in the $1.1 million provision.

14.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The bank used the same methodology and similar assumptions were used assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding decreased to .72% at September 30, 2003 from .75% at September 30, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2003 was maintained at a level that represented management’s best estimate of losses in the loan portfolio to the extent they were both probable and reasonably estimable.

During the latter part of October significant wild fires occurred in Southern California comprising most of the Bank’s market area. Non-accrual loans and delinquencies may increase due to damage incurred to the collateral securing the bank’s loans and/or as a result of the event impacting the financial position of the bank’s customers. As of this date, management is not aware of any significant loss.

Noninterest Income. Noninterest income increased $208,000 to $947,000 from $739,000 for the nine months ended September 30, 2002, reflecting an increase in service charges primarily as a result of the increase in the average balance of deposits.

Noninterest Expense. Noninterest expense increased $1.8 million, or 27.3%, to $8.3 million for the nine months ended September 30, 2003 from $6.5 million for the nine months ended September 30, 2002. This increase was primarily the result of a $1.2 million increase in salaries and employee benefits, an increase of $315,000 in other administration expenses, an increase of $136,000 in data processing and a $129,000 increase in advertising and professional fees, partially offset by a $107,000 decrease in occupancy and equipment expense.

Salaries and employee benefits represented 51.1% and 47.0% of total noninterest expense for the nine months ended September 30, 2003 and September 30, 2002, respectively. Total salaries and employee benefits increased $1.2 million, or 38.3%, to $4.2 million for the nine months ended September 30, 2003 from $3.1 million for the same period in 2002. The increase was primarily due to $571,000 in ESOP compensation expense, $237,000 in stock award plan expense related to the establishment of the plan in the second quarter of 2003, and staffing increases including staffing at the new Rancho Bernardo branch facility. Full time equivalents increased from 79.3 at September 30, 2002 to 97.0 at September 30, 2003.

Other administrative expenses increased $315,000 primarily as a result of increases in various miscellaneous accounts related to the continued growth of the Bank.

15.

Data processing expenses increased $136,000 due to increased fees incurred as a result of the core system conversion completed in January of 2003.

Advertising and professional fees increased $129,000 as a result of increased radio advertising and promotional item purchases.

Occupancy and equipment expense decreased $107,000 as a result of the write off of computer equipment that occurred during 2002, related to the core system conversion completed in January of 2003.

Income Tax Expense. Income tax expense increased to $2.1 million for the nine months ended September 30, 2003, from $1.3 million for the nine months ended September 30, 2002. This increase was primarily a result of an increase in pre-tax income. The effective tax rate was 41.9% and 41.1% for the nine months ended September 30, 2003 and 2002, respectively.

Liquidity and Commitments

The Bank is required to have enough investments or access to funds that qualify as liquid assets to maintain sufficient liquidity allowing a safe and sound operation. Liquidity may increase or decrease depending upon availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At September 30, 2003, the total approved loan origination commitments outstanding amounted to $16.5 million. At the same date, unused lines of credit were $19.1

16.

million and outstanding letters of credit totaled $10,000. Securities scheduled to mature in one year or less at September 30, 2003 totaled $5.3 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2003, totaled $126.9 million. Although the average cost of deposits has decreased throughout 2003, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank has the ability at September 30, 2003 to borrow an additional $69.1 million from the Federal Home Loan Bank of San Francisco as a funding source to meet commitments and for liquidity purposes.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $87.6 million at September 30, 2003, or 14.3% of total assets on that date. As of September 30, 2003, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank’s regulatory capital ratios at September 30, 2003 were as follows: core capital 10.0%; Tier 1 risk-based capital, 16.71%; and total risk-based capital, 17.81%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of SFAS No. 5, 57, and 107 and Rescission of FIN 34. This Interpretation clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for and disclosure of the issuance of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements in interim or annual reports for periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor’s year-end. The application of this Interpretation did not have a material impact on the Company’s consolidated statement of financial condition or consolidated statement of income.

In January 2003, FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. FIN 46 is effective immediately for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN 46 will apply in the first interim period or fiscal year beginning after September 15, 2003. The implementation of FIN 46 did not have an impact on the Company’s consolidated statement of financial condition or consolidated statement of income.

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging

17.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 2% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of June 30, 2003, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 200 basis point decrease in interest rates was (11%) and would result in a $8.5 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

18.

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

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2003, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. On June 30, 2003, the yield on the six-month Treasury bill was .96%. As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended June 30, 2003.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	61,320	(15,719)	(20) %	11.67%	(226) bp
+ 200 bp	68,497	(8,542)	(11) %	12.77%	(116) bp
+100 bp	73,858	(3,181)	(4) %	13.54%	(39) bp
0 bp	77,039	0	0%	13.93%	0 bp
-100 bp	77,835	795	1%	13.94%	1 bp

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

19.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the company’s senior management within the 90-day period preceding the filing date of this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls: In the quarter ended September 30, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

20.

(a)	Exhibits

31.1 Section 13a-14(a) Certification

31.2 Section 13a-14(a) Certification

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

Reports on Form 8-K. On August 1 2003, the Company filed a current report on Form 8-K to announce second quarter earnings.

21.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: November 13, 2003	/s/ Hans R. Ganz
Hans R. Ganz President and Chief Executive Officer

Date: November 13, 2003	/s/ Regan Gallagher
Regan Gallagher Senior Vice President/ Controller (Principal Financial and Accounting Officer)

22.