Form 10-K
period 2003-12-31
FIRST PACTRUST BANCORP INC
filed 2004-03-15
CIK 1169770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-49806

FIRST PACTRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

610 Bay Boulevard, Chula Vista, California	91910
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (619) 691-1519

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES  ☒     NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Check whether the Registrant is an accelerated filed. YES  ☒     NO  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq System as of June 30, 2003 was $87.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of March 5, 2004, there were issued and outstanding 5,455,000 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during April 2004.

FIRST PACTRUST BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2003

PART I

Item 1. Business

General

First PacTrust Bancorp, Inc. (the Company) was incorporated under Maryland law in March 2002 to hold all of the stock of Pacific Trust Bank (the Bank). Maryland was chosen as the state of incorporation because it provides protections similar to Delaware with respect to takeover, indemnification, and limitations on liability, with reduced franchise taxes. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision. The Company is a unitary thrift holding company, which means that it owns one thrift institution. As a thrift holding company, the Company’s activities are limited to banking, securities, insurance, and financial services-related activities. See “How We Are Regulated—First PacTrust Bancorp, Inc.” The Company is not an operating company and has no significant assets other than all of the outstanding shares of common stock of the Bank, the net proceeds retained from its initial public offering completed in August 2002, and its loan to the First PacTrust Bancorp, Inc. 401(k) Employee Stock Ownership Plan. The Company has no significant liabilities. The management of the Company and the Bank is substantially the same. The Company utilizes the support staff and offices of the Bank and pays the Bank for these services. If the Company expands or changes its business in the future, the Bank may hire the Company’s own employees. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

The Company is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. The Company is headquartered in Chula Vista, California, a suburb of San Diego, California, and has eight retail offices primarily serving San Diego and Riverside Counties in California. Our geographic market for loans and deposits is principally San Diego and Riverside Counties.

The principal business consists of attracting retail deposits from the general public and investing these funds primarily in permanent loans secured by first mortgages on owner-occupied one-to-four-family residences and a variety of consumer loans. The Company also originates loans secured by multi-family and commercial real estate and, to a limited extent, commercial business loans secured primarily by residential real estate.

The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market deposits, certificate accounts, and checking accounts. The Company solicits deposits in the Company’s market areas and, to a lesser extent, from financial institutions nationwide and has accepted brokered deposits.

The principal executive offices of First PacTrust Bancorp, Inc. are located at 610 Bay Boulevard, Chula Vista, California, and the telephone number is (619) 691-1519.

Our reports, proxy statements, and other information the Company files with the SEC, as well as our news releases, are available free of charge through our Internet site at http://www.pacifictrustbank.com. This information can be found on the First PacTrust Bancorp, Inc. information page of our Internet site. The annual report on Form 10K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed and furnished pursuant to Section 13(a) of the Securities Exchange Act are available as soon as reasonably practicable after they have been filed with the SEC. Reference to the Company’s Internet address is not intended to incorporate any of the information contained on our Internet site into this document.

Lending Activities

General. Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans generally are long-term and amortize on a monthly basis with principal and interest due each month. We also have loans in our portfolio that require only interest payments on a monthly basis or may have the potential for negative amortization. At December 31, 2003, our net loan portfolio totaled $587.3 million, which constituted 94.1% of our total assets.

Senior loan officers may approve loans to one borrower or a group of related borrowers up to $650 thousand. The Executive Vice President of Lending may approve loans to one borrower or a group of related borrowers up to $1.0 million. The President/CEO may approve loans to one borrower or a group of related borrowers up to $1.5 million. The Management Loan Committee may approve loans to one borrower or a group of related borrowers up to $3.5 million with no single loan exceeding $2.5 million. The Board Loan Committee must approve loans over these amounts or outside our general loan policy.

At December 31, 2003, the maximum amount that the Company could have loaned to any one borrower and the borrower’s related entities was approximately $10.1 million. The largest lending relationship to a single borrower or a group of related borrowers consisted of two loans to local investors totaling approximately $7.0 million at December 31, 2003. These loans are secured by commercial real estate located in San Diego County, California. These loans were current as of December 31, 2003.

The following table presents information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate
One-to-four-family	$496,253	84.07%	$330,579	81.41%	$185,391	71.61%	$147,472	62.40%	$67,779	45.75%
Commercial and multi-family	75,386	12.77	56,471	13.91	47,353	18.29	56,895	24.08	45,713	30.85
Construction	2,229	38	107	0.03	2,521	0.97	—	—	178	0.12

Total real estate loans	573,868	97.22	387,157	95.35	235,265	90.87	204,367	86.48	113,670	76.72
Other loans
Consumer:
Automobile	2,202	37	3,748	0.92	6,394	2.47	10,228	4.33	13,491	9.11
Home equity	10,738	1.82	11,219	2.76	12,563	4.85	15,867	6.71	13,826	9.33
Other	2,706	46	3,547	0.87	4,364	1.69	5,686	2.41	6,805	4.59
Commercial	752	13	415	0.10	303	0.12	174	0.07	373	0.25

Total other loans	16,398	2.78	18,929	4.65	23,624	9.13	31,955	13.52	34,495	23.28

Total loans	590,266	100.00%	406,086	100.00%	258,889	100.00%	236,322	100.00%	148,165	100.00%
Net deferred loan origination (fees) costs	1,217		599		69		(322)		(789)
Allowance for loan losses	(4,232)		(2,953)		(1,742)		(1,699)		(1,296)

Total loans receivable, net	$587,251		$403,732		$257,216		$234,301		$146,080

The following table shows the composition of the Company’s loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2003		2002		2001		2000		1999
FIXED-RATE LOANS	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate
One-to four-family	$54,339	9.20%	$81,191	19.99%	$19,387	7.49%	$17,131	7.25%	$16,591	11.20%
Commercial and multi-family	3,884.66		6,369	1.57	4,288	1.66	5,079	2.15	4,015	2.71
Construction	—	—	—	—	—	—	—	—	178	0.12

Total real estate loans	58,223	9.86	87,560	21.56	23,675	9.15	22,210	9.40	20,784	14.03
Other loans
Consumer:
Automobile	1,727.29		3,189	0.79	5,540	2.14	9,165	3.88	11,920	8.05
Home equity	—	—	—	—	—	—	1,903	0.81	1,338	0.90
Other	725.12		2,207	0.54	3,253	1.26	2,301	0.97	1,566	1.06
Commercial	192.03		13	0.01	36	0.01	29	0.01	373	0.25

Total other loans	2,644.44		5,409	1.33	8,829	3.41	13,398	5.67	15,197	10.26

Total fixed-rate loans	60,867	10.31	92,969	22.90	32,504	12.56	35,608	15.07	35,981	24.29

ADJUSTABLE-RATE

Real Estate
One-to-four-family	441,914	74.87	249,388	61.41	166,004	64.12	130,341	55.15	51,188	34.55
Commercial and multi-family	71,502	12.11	50,102	12.31	43,065	16.64	51,816	21.93	41,698	28.14
Construction	2,229.38		107	0.03	2,521	0.97	—	—	—	—

Total real estate loans	515,645	87.36	299,597	73.75	211,590	81.73	182,157	77.08	92,886	62.69
Other loans
Consumer:
Automobile	475.08		559	0.15	854	0.33	1,063	0.45	1,571	1.05
Home equity	10,738	1.82	11,219	2.77	12,563	4.85	13,964	5.91	12,488	8.43
Other	1,981.34		1,340	0.34	1,111	0.43	3,385	1.43	5,239	3.54
Commercial	560.10		402	0.09	267	0.10	145	0.06	—	—

Total other loans	13,754	2.34	13,520	3.35	14,795	5.71	18,557	7.85	19,298	13.02

Total adjustable-rate loans	529,399	89.70	313,117	77.10	226,385	87.44	200,714	84.93	112,184	75.71

Total loans	590,266	100.00%	406,086	100.00%	258,889	100.00%	236,322	100.00%	148,165	100.00%
Net deferred loan origination (fees) costs	1,217		599		69		(322)		(789)
Allowance for loan losses	(4,232)		(2,953)		(1,742)		(1,699)		(1,296)

Total loans receivable, net	$587,251		$403,732		$257,216		$234,301		$146,080

The following schedule illustrates the contractual maturity of the Company’s loan portfolio at December 31, 2003. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One-to Four-Family		Multi-Family and Commercial		Construction(1)		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
2004(2)	$23,082	4.69%	$1,961	6.83%	$742	6.00%	$1,846	12.05%	$1	8.40%	$27,632	5.37%
2005	5,902	4.80	385	5.08	1,487	5.30	678	7.17	436	5.97	8,888	5.13
2006 and 2007	7,050	5.21	1,939	5.10	—	—	1,598	6.90	35	3.60	10,622	5.44
2008 to 2012	21,687	5.16	29,249	6.60	—	—	11,264	4.58	250	5.91	62,450	5.73
2013 to 2027	47,690	5.02	4,918	7.35	—	—	260	4.23	30	6.50	52,898	5.23
2028 and following	390,842	4.89	36,934	6.04	—	—	—	—	—	—	427,776	4.99

Total	$496,253	4.91%	$75,386	6.33%	$2,229	5.53%	$15,646	5.80%	$752	5.86%	$590,266	5.12%

(1)	Once the construction phase has been completed, these loans will automatically convert to permanent financing.
(2)	Includes demand loans, loans having no stated maturity, and overdraft loans.

The following schedule illustrates the contractual maturity of the Company’s loan portfolio at December 31, 2003. Loans that have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One-to-Four-Family		Multi-Family and Commercial		Construction(1)		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
2004(2)	$92,208	4.23%	$29,992	5.70%	$2,229	5.50%	$13,724	5.78%	$621	5.78%	$138,774	4.69%
2005	17,106	5.11	8,663	7.07	—	—	469	8.79	—	—	26,238	5.82
2006 and 2007	147,870	4.96	20,388	6.78	—	—	1,047	8.43	131	6.25	169,436	5.20
2008 to 2012	219,097	5.04	16,343	6.46	—	—	403	8.46	—	—	235,843	5.15
2013 to 2027	19,972	5.69	—	—	—	—	3	14.90	—	—	19,975	5.69
2028 and following	—	—	—	—	—	—	—	—	—	—	—	—

Total	$496,253	4.91%	$75,386	6.33%	$2,229	5.53%	$15,646	5.80%	$752	5.86%	$590,266	5.11%

(1)	Once the construction phase has been completed, these loans will automatically convert to permanent financing.
(2)	Includes demand loans, loans having no stated maturity, and overdraft loans.

The total amount of loans due after December 31, 2004 that have predetermined interest rates is $60.7 million, while the total amount of loans due after such date that have floating or adjustable interest rates is $501.8 million.

One-to-Four-Family Residential Real Estate Lending. The Company focuses lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one-to-four-family residences in San Diego and Riverside Counties, California. At December 31, 2003, one-to-four-family residential mortgage loans totaled $496.3 million, or 84.1% of our gross loan portfolio.

The Company generally underwrites our one-to-four-family loans based on the applicant’s income and credit history and the appraised value of the subject property. Presently, the Company lends up to 90% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, the Company generally requires private mortgage insurance in order to reduce our exposure below 80% or, alternatively, a higher interest rate is charged. Properties securing our one- to four-family loans are appraised by independent fee appraisers approved by the Management Loan Committee. Generally, the Company requires borrowers to obtain title, hazard insurance, and flood insurance, if necessary.

The Company currently originates one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. The Company’s pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions.

Adjustable-rate mortgage, or “ARM” loans, are offered with flexible initial and periodic repricing dates, ranging from one month to seven years through the life of the loan. The Company uses a variety of indices to reprice our ARM loans. During the year ended December 31, 2003, the Company originated $284.1 million of one- to four-family ARM loans and $38.0 million of one- to four-family fixed-rate mortgage loans.

One- to four-family loans may be assumable, subject to the Company’s approval, and may contain prepayment penalties. Most ARM loans are written using generally accepted underwriting guidelines. Due mainly, however, to the generally large loan size, these loans may not be readily saleable to Freddie Mac or Fannie Mae but are saleable to other private investors. The Company’s real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

The Company also offers ARM loans that may provide for negative amortization of the principal balance. These loans have monthly interest rate adjustments after the specified introductory rate term and annual maximum payment adjustments of 7½% during the first five years of the loan. The principal balance on these loans may increase up to 110% of the original loan amount as a result of the payments not being sufficient to cover the interest due during the first five years of the loan term. These loans adjust to fully amortize after five years through contractual maturity, with up to a 30-year term.

In order to remain competitive in our market areas, the Company may originate ARM loans at initial rates below the fully indexed rate. The Company’s ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. The Company has not experienced significant delinquencies for these loans. However, the majority of these loans have been originated within the past three years. See “—Asset Quality—Non-Performing Assets” and “—Classified Assets.” At December 31, 2003, the Company’s one- to four-family ARM loan portfolio totaled $441.9 million, or 74.9% of our gross loan portfolio. At that date, the fixed-rate one-to four-family mortgage loan portfolio totaled $54.3 million, or 9.2% of the Company’s gross loan portfolio.

In addition, the Bank currently offers interest-only loans and expects originations of these loans to substantially increase.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, and are generally fully amortizing, with payments due monthly. The Company generally sells fixed rate loans with terms to maturity in excess of 15 years. The Company also offers a fixed-rate loan with interest-only payments for 10 years, followed by a balloon payment.

Commercial and Multi-Family Real Estate Lending. The Company offers a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings and a limited amount of small retail establishments, hotels, motels, warehouses, and small office buildings located in our market areas. At December 31, 2003, multi-family and commercial real estate loans totaled $75.4 million, or 12.8% of the Company’s gross loan portfolio.

The Company’s loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on multi-family real estate loans typically do not exceed 75% of the appraised value of the property securing the loan. These loans typically require monthly payments, may contain balloon payments, and have maximum maturities of 30 years. Loan-to-value ratios on commercial real estate loans typically do not exceed 70% of the appraised value of the property securing the loan and have maximum maturities of 25 years.

Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. The Company generally does not require personal guarantees of the borrowers. The Company generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state licensed fee appraisers approved by the Management Loan Committee. See “—Loan Originations, Purchases, Sales and Repayments.”

The Company generally maintains a tax or insurance escrow account for loans secured by multi-family and commercial real estate. In order to monitor the adequacy of cash flows on income-producing properties, the borrower may be requested or required to provide periodic financial information.

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. The largest multi-family or commercial real estate loan at December 31, 2003 was secured by property located in San Diego County with a principal balance of $4.6 million. At December 31, 2003, this loan was fully performing.

Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “—Asset Quality—Non-Performing Loans.”

Construction Lending. The Company has not historically originated a significant amount of construction loans. From time to time, the Company does, however, purchase participations in real estate construction loans. In addition, the Company may, in the future, originate or purchase loans or participations in residential construction. At December 31, 2003, the Company had $2.2 million in construction loans outstanding, representing .38% of our gross loan portfolio. The Company had a commitment to fund an additional $4.7 million of construction loans at December 31, 2003.

Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to the Company’s existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2003, the Company’s consumer and other loan portfolio totaled $16.4 million, or 2.8% of our gross loan portfolio. The Company offers a variety of secured consumer loans, including home equity lines of credit, new and used auto loans, boat and recreational vehicle loans, and loans secured by savings deposits. The Company also offers a limited amount of unsecured loans. The Company originates consumer and other loans primarily in its market area.

The Company’s home equity lines of credit totaled $10.7 million and comprised 1.8% of our gross loan portfolio at December 31, 2003. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the value of the property securing the loan. Home equity lines of credit have a seven-year draw period and require the payment of 1.5% of the outstanding loan balance per month during the draw period, which amount may be reborrowed at any time during the draw period. Once the draw period has lapsed, generally, the payment is fixed based on the loan balance at that time. At December 31, 2003, unfunded commitments on these lines of credit totaled $20.0 million. Other consumer loan terms vary according to the type of collateral, length of contract, and creditworthiness of the borrower.

Auto loans totaled $2.2 million at December 31, 2003, or .4% of our gross loan portfolio. Auto loans may be written for up to six years and usually have fixed rates of interest. Loan-to-value ratios are up to 100% of the sales price for new autos and 100% of retail value on used autos, based on valuation from official used car guides.

Loans for recreational vehicles, including boats and planes, totaled $175,000 at December 31, 2003, or .03% of our gross loan portfolio. The Company will finance up to 100% of the purchase price for a new recreational vehicle and 100% of the value for a used recreational vehicle, based on the applicable official used recreational vehicle guides. The term to maturity for these types of loans is up to 10 years for used recreational vehicles and up to 15 years for new recreational vehicles. These loans are generally written with fixed rates of interest.

Consumer and other loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

At December 31, 2003, commercial business loans totaled $752,000, or .13% of the gross loan portfolio. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, and the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present, and future cash flows is also an important aspect of our credit analysis. The Company may obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than more traditional single-family loans.

Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). Our commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.

Loan Originations, Purchases, Sales, Repayments, and Servicing

The Company originates real estate secured loans primarily through mortgage broker and banking relationships. By originating most of our loans through brokers, the Company is better able to control overhead costs and efficiently utilize management resources. The Company is a portfolio lender of products not readily saleable to Fannie Mae and Freddie Mac, although they are saleable to private investors.

The Company also originates consumer and real estate loans on a direct basis through our marketing efforts, and our existing and walk-in customers. While the Company originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by competition and the interest rate environment. During the last few years, the Company has significantly increased our origination of ARM loans. The Company sells most of the fixed-rate, one- to four-family residential loans the

Company originates with maturity dates greater than 15 years. Although there have been no sales in the past two years. The Company has also purchased ARM loans secured by one-to-four family residences and participations in commercial real estate loans. Loans and participations purchased must conform to the Company’s underwriting guidelines or guidelines acceptable to the management loan committee. Furthermore, during the past few years, the Company, like many other financial institutions, has experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.

The following table shows our loan origination, purchase, sale, and repayment activities for the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Originations by type:
Adjustable rate:
Real estate—one- to four-family	$284,145	$196,945	$91,788
—multi-family and commercial	33,097	24,273	8,095
—construction or development	2,122	—	—
Non-real estate—consumer	4,097	3,860	9,287
—commercial business	2,743	1,526	130

Total adjustable-rate	326,204	226,604	109,300

Fixed rate:
Real estate—one- to four-family	38,036	36,903	9,286
—multi-family and commercial	—	—	264
Non-real estate—consumer	1,688	1,504	2,506
—commercial business	—	—	—

Total fixed-rate	39,724	38,407	12,056

Total loans originated	365,928	265,011	121,356

Purchases:
Real estate—one- to four-family	68	19,403	—
—multi-family and commercial	—	—	—
—construction or development		586	2,521
Non-real estate—consumer	—	—	—
—commercial business	—	—	—

Total loans purchased	68	19,989	2,521

Sales and Repayments:
Sales and loan participations sold	—	—	(6,332)
Principal repayments	(181,489)	(137,274)	(94,282)

Total reductions	(181,489)	(137,274)	(100,614)
Increase (decrease) in other items, net	(988)	(1,210)	(348)

Net increase	$183,519	$146,516	$22,915

Asset Quality

Real estate loans are serviced in house in accordance with secondary market guidelines. When a borrower fails to make a payment on a mortgage loan on or before the default date, a late charge notice is mailed 16 days after the due date. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the loan becomes 60 days delinquent, the collector will generally contact by phone or send a personal letter to the borrower in order to identify the reason for the delinquency. Once the loan becomes 90 days delinquent, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. Between 100 and 120 days delinquent, a drive-by inspection is made. If the account becomes 120 days delinquent and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to a company’s agent to initiate foreclosure proceedings.

For consumer loans, a similar process is followed, with the initial written contact being made once the loan is 16 days past due. Follow-up contacts are generally on an accelerated basis compared to the mortgage loan procedure.

Delinquent Loans. The following table sets forth our loan delinquencies by type, number, and amount at December 31, 2003.

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	2	$3,342	—	$—	2	$3,342
Home equity	1	19	—	—	1	19
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	3	1	1	1	4	2
Total	6	$3,362	1	$1	7	$3,363
Delinquent loans to total gross loans		0.57%		0%		0.57%

Non-Performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the loan becomes more than 90 days delinquent. At all dates presented, we had no troubled debt restructurings that involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family	$—	$—	$—	$66	$148
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	1	5	10	10	48

Total	1	5	10	76	196

Accruing delinquent more than 90 days:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	—	—	—	—	—

Non-performing loans	1	5	10	76	196
Foreclosed assets	—	—	—	—	—

Total non-performing assets	$1	$5	$10	$76	$196

Non-performing loans to total loans	—%	—%	—%	0.03%	0.13%
Non-performing assets to total assets	—%	—%	—%	0.03%	0.09%

Other Loans of Concern. At December 31, 2003, there were no other loans of concern other than those disclosed above.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as “substandard,” “doubtful,” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the Board of Directors. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities but that, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the FDIC, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2003, the Company had classified $4.9 million of our assets as substandard, $0 as doubtful, and $0 as loss. The total amount classified represented 5.8% of our equity capital and .8% of our assets at December 31, 2003.

Provision for Loan Losses. The Company recorded a provision for loan losses for the year ended December 31, 2003 of $1.3 million, compared to $1.1 million for the year ended December 31, 2002. The provision for loan losses is charged to income to bring our allowance for loan losses to reflect probable losses presently inherent in our loan portfolio based on the factors discussed below under “Allowance for Loan Losses.” The provision for loan losses for the year ended December 31, 2003 was based on management’s review of such factors, which indicated that the allowance for loan losses reflected probable losses presently inherent in the loan portfolio as of the year ended December 31, 2003.

Allowance for Loan Losses. The Company maintains an allowance for loan losses to absorb probable incurred losses in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity, and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Geographic peer group data is obtained by general loan type and adjusted to reflect known differences between peers and the Company, including loan seasoning, underwriting experience, local economic conditions, and customer characteristics. More complex loans, such as multi-family commercial real estate loans, are evaluated individually for impairment, primarily through the evaluation of collateral values and cash flows.

At December 31, 2003, the allowance for loan losses was $4.2 million, or .7% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses presently inherent in the loan portfolios.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Balance at beginning of period	$2,953	$1,742	$1,699	$1,296	$1,237
Charge-offs
One- to four-family		—	(54)	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	(56)	(67)	(128)	(182)	(234)

	(56)	(67)	(182)	(182)	(234)
Recoveries
One- to four-family	—	28	61	7	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	63	140	96	134	201

	63	168	157	141	201
Net (charge-offs) recoveries	7	102	(25)	(41)	(33)
Provision for loan losses	1,272	1,109	68	444	92

Balance at end of period	$4,232	$2,953	$1,742	$1,699	$1,296

Net charge-offs to average loans during this period	—	—%	0.13%	0.17%	0.31%
Net charge-offs to average non-performing loans during this period	—	190.6%	58.14%	30.15%	5.87%
Allowance for loan losses to non-performing loans	423,200.00%	59,060.00%	17,420.00%	2,235.53%	661.22%
Allowance as a % of total loans (end of period)	0.72%	0.74%	0.67%	0.72%	0.87%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	2003			2002			2001			2000			1999
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans
	(Dollars in Thousands)
Secured by residential real estate	$3,474	82.09%	84.07%	$2,314	78.36%	81.41%	$964	55.34%	71.61%	$767	45.15%	62.40%	$220	16.97%	45.75%
Secured by commercial real estate	450	10.63	12.77	321	10.87	13.91	152	8.73	18.29	182	10.71	24.08	209	16.13	30.85
Construction	12.28		.38	—	—	0.03	8	0.46	0.97	—	—	—	—	—	0.12
Consumer	279	6.59	2.65	312	10.57	4.55	469	26.92	9.01	620	36.49	13.45	729	56.25	23.03
Commercial	17.41		.13	6	0.20	0.10	1.05		0.12	—	—	0.07	—	—	0.25
Unallocated	—	—	—	—	—	—	148	8.50	—	130	7.65	—	138	10.65	—

Total allowance for loan losses	$4,232	100.00%	100.00%	$2,953	100.00%	100.00%	$1,742	100.00%	100.00%	$1,699	100.00%	100.00%	$1,296	100.00%	100.00%

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. See “How We Are Regulated—Pacific Trust Bank” and “—Qualified Thrift Lender Test” for a discussion of additional restrictions on our investment activities.

The Treasurer has the basic responsibility for the management of the investment portfolio, subject to the direction and guidance of the investment committee. The Treasurer considers various factors when making decisions, including the marketability, maturity, and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk, and interest rate risk. See Item 7A “—Quantitative and Qualitative Disclosures About Market Risk.”

The Company’s investment securities currently consist solely of collateralized mortgage obligations issued by Fannie Mae, Ginnie Mae, and Freddie Mac, also referred to as CMOs. CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The term to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO. As a result of these factors, the estimated average lives of the CMOs may be shorter than the contractual maturities as shown on the table below. Although a significant proportion of the Company’s CMOs are interests in tranches that have been structured (through the use of cash flow priority and “support” tranches) to give somewhat more predictable cash flows, the cash flow and hence the value of CMOs are subject to change.

The Company invests in CMOs as an alternative to mortgage loans and conventional mortgage-backed securities as part of our asset/liability management strategy. Management believes that CMOs represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Company has from time to time concluded that short and intermediate duration CMOs (with an expected average life of five years or less) represent a better combination of rate and duration than adjustable rate mortgage-backed securities. All of the Company’s CMOs are available for sale. At December 31, 2003, we held $1.3 million of CMOs, substantially all of which were of expected short and intermediate duration.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. Our securities portfolio at December 31, 2003, did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2003		2002		2001
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and federal agencies	$5,104	79.52%	$5,236	27.95%	$—	—%
Collateralized mortgage obligations:
Fannie Mae	1,284	20.00%	7,180	38.33%	4,207	30.79%
Ginnie Mae	2.03%		2	0.01%	643	4.71%
Freddie Mac	—	—	6,315	33.71%	8,811	64.50%
Marketable equity securities	29.45%		—	—	—	—

Total	$6,419	100.00%	$18,733	100.00%	$13,661	100.00%

Average remaining life of securities	2.0 years		.8 years		2.0 years
Other interest earning assets:
Interest-earning deposits with banks	$4,260	31.18%	$3,413	38.90%	$2,625	17.17%
Federal funds sold	1,110	8.12%	855	9.75%	10,150	66.41%
FHLB stock	8,293	60.70%	4,505	51.35%	2,509	16.42%

	$13,663	100.00%	$8,773	100.00%	$15,284	100.00%

The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock and equity securities as of December 31, 2003 are indicated in the following table.

	December 31, 2003
	One Year or Less	One to Five Years	Five to 10 Years	Over 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
Agency Securities
FHLB Note	$5,032	$—	$—	$—	$5,032	$5,104
Collateralized mortgage obligations	123	—	1,141	18	1,282	1,286

Total securities	$5,155	$0	$1,141	$18	$6,314	$6,390

Weighted average yield	3.64%	0%	4.79%	1.66%

Sources of Funds

General. The Company’s sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities, and funds provided from operations.

Deposits. The Company offers a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. The Company’s deposits consist of savings accounts, money market deposit accounts, NOW and demand accounts, and certificates of deposit. The Company solicits deposits primarily in our market areas and from financial institutions. The Company has also accepted brokered deposits and held $5.0 million of brokered certificates of deposit at December 31, 2003. The Company primarily relies on competitive pricing policies, marketing, and customer service to attract and retain these deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The variety of deposit accounts the Company offers has allowed the Company to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Company tries to manage the pricing of our deposits in keeping with our asset/liability management, liquidity, and profitability objectives, subject to competitive factors. Based on our experience, the Company believes that our deposits are relatively stable sources of funds. Despite this stability, the Company’s ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Opening balance	$279,714	$251,954	$218,695
Deposits (withdrawals)	104,196	21,046	24,326
Interest credited	6,015	6,714	8,933

Ending balance	$389,925	$279,714	$251,954

Net increase	$110,211	$27,760	$33,259

Percent increase	39.40%	11.02%	15.21%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$12,327	3.16%	$6,389	2.28%	$4,001	1.59%

Savings	52,843	13.55	47,970	17.15	42,507	16.87

NOW	55,838	14.32	25,534	9.13	24,266	9.63

Money market	65,541	16.81	62,653	22.40	58,181	23.09

Certificates of deposit
0.00%–2.99%	163,236	41.86	80,098	28.64	24,733	9.82
3.00%–3.99%	22,411	5.75	29,088	10.40	24,358	9.67
4.00%–4.99%	9,992	2.56	14,052	5.02	35,657	14.15
5.00%–5.99%	5,636	1.45	10,075	3.60	24,671	9.79
6.00%–6.99%	1,812.47		3,585	1.28	13,328	5.29
7.00%–7.99%	289.07		270	0.10	252	0.10

Total certificates of deposit	203,376	52.16	137,168	49.04	122,999	48.82

Total deposits	$389,925	100.00%	$279,714	100.00%	$251,954	100.00%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2003.

	2004	2005	2006	2007	2008	Total
0.00%–2.99%	$129,543	$27,502	$5,759	$395	$37	$163,236
3.00%–3.99%	6,930	1,544	1,601	6,259	6,077	22,411
4.00%–4.99%	2,575	2,323	1,404	3,221	469	9,992
5.00%–5.99%	902	463	816	3,455	—	5,636
6.00%–6.99%	565	1,247	—	—	—	1,812
7.00%–7.99%	—	289	—	—	—	289

	$140,515	$33,368	$9,580	$13,330	$6,583	$203,376

$100,000 and over	$46,255	$10,316	$2,031	$9,529	$3,121	$71,252
Below $100,000	94,260	23,052	7,549	3,801	3,462	132,124

Total	$140,515	$33,368	$9,580	$13,330	$6,583	$203,376

Borrowings. Although deposits are the primary source of funds, the Company may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when the Company desires additional capacity to fund loan demand or when they meet our asset/liability management goals. The Company’s borrowings historically have consisted of advances from the Federal Home Loan Bank of San Francisco.

The Company may obtain advances from the Federal Home Loan Bank of San Francisco upon the security of certain of the Company’s mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities, and call features. At December 31, 2003, The Company had $147.0 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $43.9 million.

The following table sets forth certain information as to our borrowings at the dates and for the years indicated.

	At or for the Year Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)

Average balance outstanding	$123,217	$48,258	$36,992

Maximum month-end balance	$164,400	$90,100	$59,000

Balance at end of period	$147,000	$90,100	$28,000

Weighted average interest rate during the period	2.54%	2.86%	7.14%

Weighted average interest rate at end of period	2.51%	2.54%	4.67%

Subsidiary and Other Activities

As a federally chartered savings bank, Pacific Trust Bank is permitted by the Office of Thrift Supervision to invest 2% of our assets, or $12.5 million at December 31, 2003, in the stock of, or unsecured loans to, service corporation subsidiaries. The Company may invest an additional 1% of our assets in secure corporations where such additional funds are used for inner city or community development purposes. Pacific Trust Bank currently does not have any subsidiary service corporations.

Competition

The Company faces strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions, and mortgage bankers. Other savings institutions, commercial banks, credit unions, and finance companies provide vigorous competition in consumer lending.

The Company attracts deposits through the branch office system and through the internet. Competition for those deposits is principally from other savings institutions, commercial banks, and credit unions located in the same community, as well as mutual funds and other alternative investments. The Company competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, Pacific Trust Bank’s share of deposits was 0.68% and 0.24% in San Diego and Riverside Counties, respectively.

Employees

At December 31, 2003, we had a total of 86 full-time employees and 28 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.

HOW WE ARE REGULATED

Set forth below is a brief description of certain laws and regulations that are applicable to First PacTrust Bancorp, Inc. and Pacific Trust Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect the operations of the Company and the Bank. In addition, the regulations governing the Company and the Bank may be amended from time to time by the Office of Thrift Supervision. Any such legislation or regulatory changes in the future could adversely affect the Company or the Bank. No assurance can be given as to whether or in what form any such changes may occur.

General

Pacific Trust Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. The Bank is also subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

The Office of Thrift Supervision regularly examines the Bank and prepares reports for the consideration of the Bank’s Board of Directors on any deficiencies that it may find in the Bank’s operations. The FDIC also has the authority to examine the Bank in its role as the administrator of the Savings Association Insurance Fund. Our relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of our mortgage requirements. Any change in such regulations, whether by the FDIC, the Office of Thrift Supervision, or Congress, could have a material adverse impact on the Company and the Bank and their operations.

First PacTrust Bancorp, Inc.

Pursuant to regulations of the Office of Thrift Supervision and the terms of the Company’s Maryland charter, the purpose and powers of the Company are to pursue any or all of the lawful objectives of a thrift holding company and to exercise any of the powers accorded to a thrift holding company.

If the Company fails the qualified thrift lender test, the Company must obtain the approval of the Office of Thrift Supervision prior to continuing after such failure, directly or through other subsidiaries, any business activity other than those approved for multiple thrift companies or their subsidiaries. In addition, within one year of such failure, the Company must register as, and will become subject to, the restrictions applicable to bank holding companies.

Pacific Trust Bank

The Office of Thrift Supervision has extensive authority over the operations of savings institutions. As part of this authority, we are required to file periodic reports with the Office of Thrift Supervision and we are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution’s total assets, to fund the operations of the Office of Thrift Supervision.

The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required.

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

The Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus including allowance for loan losses (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2003, the Bank’s lending limit under this restriction was $10.1 million. The Bank is in compliance with the loans-to-one-borrower limitation.

The Office of Thrift Supervision, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

The Bank is a member of the Savings Association Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund or the Bank Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Regulatory Capital Requirements

Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement, and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The Office of Thrift Supervision is also authorized to impose capital requirements in excess of these standards on a case-by-case basis.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders’ equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings. In addition, generally all intangible assets, other than a limited amount of purchased mortgage servicing rights and certain other items, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2003, the Bank had no intangible assets.

At December 31, 2003, the Bank had tangible capital of $62.7 million, or 10.1% of adjusted total assets, which was approximately $9.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3.0% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such as to allow it to maintain a 3.0% ratio. At December 31, 2003, the Bank had no intangibles that were subject to these tests.

At December 31, 2003, the Bank had core capital equal to $62.7 million, or 10.1% of adjusted total assets, which was $37.8 million above the minimum requirement of 4.0% in effect on that date.

The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2003, the Bank had $4.2 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

In determining the amount of risk-weighted assets, all assets, including certain off-balance-sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

On December 31, 2003, the Bank had total risk-based capital of $66.9 million and risk-weighted assets of $368.6 million, or total capital of 18.2% of risk-weighted assets. This amount was $37.4 million above the 8.0% requirement in effect on that date.

The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio, or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and, until such plan is approved by the Office of Thrift Supervision, may not increase its assets, acquire another institution, establish a branch, or engage in any new activities and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions.

Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered “significantly undercapitalized” must be made subject to one or more additional specified actions and operating restrictions, which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes “critically undercapitalized” because it has a tangible capital ratio of 2.0% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the Office of Thrift Supervision must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. The OTS may take other action as it determines, with the concurrence of the FDIC, would better achieve its objective, after documenting why. If the OTS determines to take action other than appointing a conservator or receiver, a redetermination must be made not later than the end of the 90-day period beginning on the date the original determination is made. If a redetermination is not made, then a conservator or receiver will, notwithstanding the above and with certain exceptions, be appointed. In general, the OTS will appoint a receiver if the institution is critically undercapitalized on average during the calendar quarter beginning 270 days after the date on which the institution became critically undercapitalized.

The Office of Thrift Supervision is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability. At December 31, 2003, the Bank was considered a “well-capitalized” institution.

Limitations on Dividends and Other Capital Distributions

Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers, and other transactions charged to the capital account.

Generally, savings institutions, such as Pacific Trust Bank, that before and after the proposed distribution remain well-capitalized may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision. The Bank may pay dividends in accordance with this general authority.

Savings institutions proposing to make any capital distribution need not submit written notice to the Office of Thrift Supervision prior to such distribution unless they are a subsidiary of a holding company or would not remain well-capitalized following the distribution. Pacific Trust Bank is a subsidiary of a holding company. Savings institutions that do not or would not meet their current minimum capital requirements following a proposed capital distribution or propose to exceed these net income limitations must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to the distribution during that 30-day period based on safety and soundness concerns. See “—Regulatory Capital Requirements.”

Liquidity

All savings institutions, including Pacific Trust Bank, are required to maintain sufficient liquidity to ensure a safe and sound operation.

Qualified Thrift Lender Test

All savings institutions, including Pacific Trust Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2003, the Bank met the test and has always met the test since its effectiveness.

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

Community Reinvestment Act

Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Pacific Trust Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for Community Reinvestment Act compliance in March 2001 and received a rating of satisfactory.

Transactions With Affiliates

Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution’s capital. Affiliates of the Bank include First PacTrust Bancorp, Inc. and any company which is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

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

On April 1, 2003, the Federal Reserve’s Regulation W, which comprehensively amends sections 23A and 23B, became effective. The Federal Reserve Act and Regulation W are applicable to savings associations such as Pacific Trust Bank. The Regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act. In addition, the Office of Thrift Supervision regulations prohibit a savings institution from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate other than a subsidiary.

Certain transactions with directors, officers, or controlling persons are also subject to conflict of interest regulations enforced by the Office of Thrift Supervision. These conflict of interest regulations and other statues also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms substantially the same as for loans to unaffiliated individuals.

Federal Securities Law

The stock of First PacTrust Bancorp, Inc. is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company will be subject to the information, proxy solicitation, insider trading restrictions, and other requirements of the SEC under the Securities Exchange Act of 1934.

Company stock held by persons who are affiliates of the Company may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors, and principal stockholders. If the Company meets specified current public information requirements, each affiliate of the Company will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their transaction accounts, primarily checking, NOW, and Super NOW checking accounts. At December 31, 2003, Pacific Trust Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision. See “—Liquidity.”

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of San Francisco. At December 31, 2003, the Bank had $8.3 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its Federal Home Loan Bank stock. Over the past three fiscal years, such dividends have averaged 5.45% and were 4.77% for 2003.

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

For the year ended December 31, 2003, dividends paid by the Federal Home Loan Bank of San Francisco to the Bank totaled $276 thousand, as compared to $143 thousand for all of 2002.

TAXATION

Federal Taxation

General. First PacTrust Bancorp, Inc. and Pacific Trust Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank. The Bank’s federal income tax returns have never been audited. Prior to January 1, 2000, the Bank was a credit union, not generally subject to corporate income tax.

Method of Accounting. For federal income tax purposes, Pacific Trust Bancorp currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Pacific Trust Bank has not been subject to the alternative minimum tax, nor do we have any such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2003, Pacific Trust Bank had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

Pacific Trust Bancorp, Inc. and Pacific Trust Bank are subject to the California corporate franchise (income) tax, which is assessed at the rate of 10.84%. For this purpose, California taxable income generally means federal taxable income subject to certain modifications provided for in the California law.

Item	2. Properties

At December 31, 2003, the Bank had eight full service offices and one limited service office. The Bank owns the office building in which our home office and executive offices are located. At December 31, 2003, we owned all but four of our other branch offices. The net book value of our investment in premises, equipment, and leaseholds, excluding computer equipment, was approximately $3.6 million at December 31, 2003.

The following table provides a list of Pacific Trust Bank’s main and branch offices and indicates whether the properties are owned or leased:

Location	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2003
	(Dollars in Thousands)
MAIN AND EXECUTIVE OFFICE
610 Bay Boulevard Chula Vista, CA 91910	Owned	N/A	$776

BRANCH OFFICES:
279 F Street Chula Vista, CA 91912	Owned	N/A	$492

850 Lagoon Drive Chula Vista, CA 91910	*	N/A	N/A

350 Fletcher Parkway El Cajon, CA 91910	Leased	December 2004	N/A

5508 Balboa Avenue San Diego, CA 92111	Leased	March 2007	N/A

27425 Ynez Road Temecula, CA 92591	Owned	N/A	$802

8200 Arlington Avenue Riverside, CA 92503	Owned	N/A	$56

5030 Arlington Avenue Riverside, CA 92503	Owned	N/A	$293

16536 Bernardo Center Drive San Diego, CA	Leased	December, 2013	N/A

*	This site, which is on a Goodrich facility, is provided to the Company at no cost as an accommodation to their employees.

The Bank believes that our current facilities are adequate to meet the present and immediately foreseeable needs of Pacific Trust Bank and First PacTrust Bancorp, Inc.

Item 3. Legal Proceedings

From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period under report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the Nasdaq National Market under the symbol “FPTB.” The approximate number of holders of record of the Company’s common stock as of December 31, 2003 was 341. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company’s common stock for the period ended December 31, 2003 and for the time period of August 22, 2002 through December 31, 2002.

	Market Price Range (1)
	High	Low	Dividends
Quarter Ended
December 31, 2003	$22.50	$20.26	$.08
September 30, 2003	21.51	18.16	.07
June 30, 2003	19.20	17.39	.06
March 31, 2003	17.45	15.47	.05

			$.26

December 31, 2002	17.01	13.65	—
September 30, 2002*	14.80	13.70	—

*	from August 22, 2002

DIVIDEND POLICY

Dividends from First PacTrust Bancorp, Inc. will depend, in large part, upon receipt of dividends from Pacific Trust Bank, because First PacTrust Bancorp, Inc. will initially have no source of income other than dividends from the Pacific Trust Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by First PacTrust Bancorp, Inc., and interest payments with respect to First PacTrust Bancorp, Inc.’s loan to the 401(k) Employee Stock Ownership Plan. A regulation of the Office of Thrift Supervision imposes limitations on “capital distributions” by savings institutions. See “How We Are Regulated—Limitations on Dividends and Other Capital Distributions.”

Item 6. Selected Financial Data

The following table sets forth certain consolidated financial and other data of the Company at the dates and for the periods indicated. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included herein at Item 7 and the consolidated financial statements and notes thereto included herein at Item 8.

SELECTED FINANCIAL AND OTHER DATA

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Selected Financial Condition Data:
Total assets	$623,964	$459,917	$310,076	$300,347	$225,161
Cash and cash equivalents	11,575	11,506	18,003	7,699	13,163
Loans receivable, net	587,251	403,732	257,216	234,301	146,080
Securities available-for-sale	6,419	18,733	13,661	40,948	55,996
Other investments (interest-bearing term deposit)	500	—	—	825	825
FHLB stock	8,293	4,505	2,509	2,705	1,221
Servicing agent receivable	—	13,727	11,687	7,923	1,271
Deposits	389,925	279,714	251,954	218,695	200,940
Total borrowings	147,000	90,100	28,000	53,800	—
Total equity	84,539	88,881	28,721	26,457	24,033

Selected Operations Data:
Total interest income	$27,721	$21,834	$21,822	$18,696	$15,955
Total interest expense	9,159	8,110	11,573	10,315	7,644

Net interest income	18,562	13,724	10,249	8,381	8,311
Provision for loan losses	1,272	1,109	68	444	92

Net interest income after provision for loan losses	17,290	12,615	10,181	7,937	8,219
Customer service charges	1,092	936	962	982	948
Loan servicing fees	—	16	4	88	69
Loss on sales of securities available-for-sale	—	—	(55)	(125)	—
Other noninterest income	189	55	120	142	133

Total noninterest income	1,281	1,007	1,031	1,087	1,150
Total noninterest expense	11,510	9,029	7,604	6,981	6,558

Income before taxes	7,061	4,593	3,608	2,043	2,811
Income tax provision(1)	2,960	1,957	1,512	300	—

Net income(1)	$4,101	$2,636	$2,096	$1,743	$2,811

Basic earnings per share(5)	$.86	$.23	N/A	N/A	N/A
Diluted earnings per share(5)	$.85	$.23	N/A	N/A	N/A

	December 31,
	2003	2002	2001	2000	1999
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.74%	0.66%	0.68%	0.66%	1.22%
Return on equity (ratio of net income to average equity)	4.66%	5.08%	7.50%	6.69%	11.87%
Return on assets, net of tax(1)	0.74%	0.66%	0.68%	0.49%	0.72%
Return on equity, net of tax(1)	4.66%	5.08%	7.50%	4.94%	6.98%
Dividend payout ratio	33.3%	N/A	N/A	N/A	N/A
Interest Rate Spread Information:
Average during period	3.17%	3.50%	3.37%	3.13%	3.57%
End of period	2.82%	4.29%	4.08%	2.84%	3.43%
Net interest margin(2)	3.49%	3.71%	3.58%	3.40%	3.81%
Ratio of operating expense to average total assets	2.09%	2.26%	2.46%	2.66%	2.84%
Efficiency ratio(3)	58.01%	61.29%	67.41%	72.77%	69.32%
Ratio of average interest-earning assets to average interest-bearing liabilities	118.23%	109.43%	105.03%	106.43%	106.85%
Quality Ratios:
Non-performing assets to total assets	—%	0.01%	—%	0.03%	0.13%
Allowance for loan losses to non-performing loans(4)	423,200.00%	59,060.00%	17,420.00%	2,235.53%	661.22%
Allowance for loans losses to gross loans(4)	0.72%	0.74%	0.67%	0.72%	0.87%
Capital Ratios:
Equity to total assets at end of period	13.55%	19.33%	9.26%	8.81%	10.67%
Average equity to average assets	15.98%	13.01%	9.05%	9.93%	10.25%
Other Data:
Number of full-service offices	8	7	7	7	8

(1)	Had Pacific Trust Bank been subject to federal and state income taxes for the fiscal year ended December 31, 1999, income tax expense would have been approximately $1.2 million and net income would have been approximately $1.7 million. In addition, income tax expense and net income for the fiscal year ended December 31, 2000 would have been $756,000 and $1.3 million respectively.

(2)	Net interest income divided by average interest-earning assets.

(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income, exclusive of securities gains and losses.

(4)	The allowance for loan losses at December 31, 2003, 2002, 2001, 2000, and 1999 was $4.2 million, $2.9 million, $1.7 million, $1.7 million, and $1.3 million, respectively.

(5)	Earnings per share of $.23 was reported for the period ended December 31, 2002 and was calculated beginning with the date of conversion, and therefore, approximately four months of earnings were reported.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s financial position and results of operations and should be read in conjunction with the information set forth under “General” in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, and the consolidated financial statements and notes thereto appearing under Item 8 of this report.

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

Our total assets increased by $164.0 million, or 35.7%, to $624.0 million at December 31, 2003 from $459.9 million at December 31, 2002. The increase primarily reflected growth in loans receivable, funded by an increase in deposits and additional advances from the Federal Home Loan Bank. Net loans increased by $183.5 million, or 45.5%, to $587.3 million at December 31, 2003 from $403.7 million at December 31, 2002. Our increase in loans resulted from increased volume of one-to-four-family mortgage loan originations largely as a result of the low interest rates being offered due to the decline in the interest rate environment and the continued utilization of third party loan originators. Securities classified as available-for-sale decreased during this period due to principal repayments of securities of $12.3 million. The servicing agent receivable decreased $13.7 million due to bringing all loan servicing in-house during the second quarter of 2003.

Total deposits increased by $110.2 million, or 39.4%, to $389.9 million at December 31, 2003 from $279.7 million at December 31, 2002. The increase primarily reflected growth in certificates of deposit and savings and money market accounts. Certificates of deposit increased $66.2 million, or 48.3%, to $203.4 million. Money market and savings accounts increased by $2.9 million and $4.9 million, respectively. NOW accounts increased by $30.3 million. The increase in deposits was a result of the opening of a new branch during the year and continued emphasis by branch managers on sales efforts.

Federal Home Loan Bank advances increased $56.9 million, or 63.2%, to $147.0 million at December 31, 2003 from $90.1 million at December 31, 2002. The additional advances were used to fund loan growth.

Equity decreased $4.3 million to $84.5 million at December 31, 2003 from $88.9 million at December 31, 2002. The decrease resulted from the purchase of 398,600 shares of treasury stock for $8.1 million, the payment of dividends of $1.3 million, and a $210,000 decrease in unrealized gain on securities available-for-sale, net of tax. This was supplemented by $4.1 million of net income earned for the year ended December 31, 2003 and ESOP and stock awards earned totaling $1.2 million.

Average Balances, Net Interest Income, Yields Earned, and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities, and the resultant spread at December 31, 2003. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	At December 31, 2003	2003			2002			2001
	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	4.59%	$504,092	$26,973	5.35%	$325,911	$20,405	6.26%	$256,104	$19,987	7.80%
Securities(2)	3.84%	12,547	435	3.47%	18,440	818	4.44%	21,306	1,378	6.47%
Other interest-earning assets(3)	2.28%	15,059	313	2.08%	25,813	610	2.36%	8,871	457	5.15%

Total interest-earning assets	4.57%	531,698	27,721	5.21%	370,164	21,833	5.90%	286,281	21,822	7.62%
Non-interest-earning assets		19,070			28,543			22,466

Total assets		$550,768			$398,707			$308,747

INTEREST-BEARING LIABILITIES
NOW	0.68%	$43,469	381	0.88%	$47,672	$376.79%		$24,526	$255	1.04%
Money market	1.42%	64,284	931	1.45%	60,332	1,100	1.82%	54,072	1,780	3.29%
Savings deposits	0.94%	52,142	495.95%		49,229	688	1.40%	41,124	896	2.18%
Certificates of deposit	2.07%	166,603	4,220	2.53%	132,684	4,564	3.44%	115,858	6,002	5.18%
FHLB advances	2.13%	123,217	3,132	2.54%	48,258	1,382	2.86%	36,992	2,640	7.14%

Total interest-bearing liabilities		449,715	9,159	2.04%	338,175	8,110	2.40%	272,572	11,573	4.25%

Non-interest-bearing liabilities		13,050			8,664			8,226

Total liabilities		462,765			346,932			280,798
Equity		88,003			51,868			27,949

Total liabilities and equity		$550,768			$398,707			$308,747

Net interest/spread			$18,562	3.17%		$13,724	3.50%		$10,249	3.37%

Margin(4)				3.49%			3.71%			3.58%
Ratio of interest-earning assets to interest-bearing liabilities		118.23%			109.46%			105.03%

(1) Calculated net of deferred fees and loss reserves.

(2) Calculated based on amortized cost.

(3) Includes FHLB stock at cost and term deposits with other financial institutions.

(4) Net interest income dividend by interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in volume multiplied by the old rate, and (2) changes in rate, which are changes in rate multiplied by the old volume. Changes attributable to both rate and volume that cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	2003 Compared to 2002			2002 Compared to 2001
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
	(In Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$6,567	$9,875	$(3,308)	$419	$4,819	$(4,400)
Securities	(381)	(228)	(153)	(560)	(168)	(392)
Other interest-earning assets	(298)	(230)	(68)	153	505	(352)

Total interest-earning assets	$5,888	$9,417	$(3,529)	$12	$5,156	$(5,144)

INTEREST-BEARING LIABILITIES
NOW	$5	$(35)	$40	$121	$194	$(73)
Money market	(169)	68	(237)	(680)	187	(867)
Savings deposits	(193)	39	(232)	(208)	154	(362)
Certificates of deposit	(344)	1,015	(1,359)	(1,438)	783	(2,221)
FHLB advances	1,750	1,922	(172)	(1,258)	642	(1,900)

Total interest-bearing liabilities	1,049	3,009	(1,960)	(3,463)	1,960	(5,423)

Net interest/spread	$4,839	$6,408	$(1,569)	$3,451	$3,196	$279

Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002

General. Net income for the year ended December 31, 2003 was $4.1 million, an increase of $1.5 million, or 55.6%, from the year ended December 31, 2002. The increase in net income resulted in the fluctuations as described below.

Interest Income. Interest income increased by $5.9 million, or 27.0%, to $27.7 million for the twelve months ended December 31, 2003 from $21.8 million for the twelve months ended December 31, 2002. The primary factor for the increase in interest income was an increase in the average balance of loans receivable of $178.2 million, or 54.7%, from $325.9 million for the year ended December 31, 2002 to $504.1 million for the year ended December 31, 2003. The increase was primarily the result of loan originations exceeding repayments due to strong demand, reflecting generally lower interest rates in 2003. A 91 basis point decrease in the average yield on loans receivable, from 6.26% for the year ended December 31, 2002 to 5.35% for the year ended 2003, negatively impacted interest income.

Interest income on securities decreased by $383,000, or 46.8%, to $435,000 for the year ended December 31, 2003. The decrease resulted from a $5.9 million, or 30.7%, decrease in the average balance of securities, attributable to the increased rate of repayment on collateralized mortgage obligations in a declining interest rate environment. These cash flows were reinvested into higher yielding loans receivable. This decrease was also a result of the average yield on the securities portfolio declining to 3.47% for the year ended December 31, 2003 compared to 4.44% for the year ended 2002, due to generally lower levels of market of rates of interest in 2003.

Interest income from other interest-earning assets decreased $297,000 to $313,000 for the year ended December 31, 2003 from $610,000 for the year ended December 31, 2002. The decrease resulted from a decrease in the average balance of other interest-earning assets from $25.8 million to $15.1 million, which was due to the temporary investment of funds received from principal repayments on loans and collateralized mortgage obligations.

Interest Expense. Interest expense increased $1.1 million, or 12.9%, to $9.2 million for the year ended December 31, 2003 from $8.1 million for the year ended December 31, 2002. The increase in interest expense resulted primarily from an increase in the average balance of Federal Home Loan Bank advances and, to a lesser extent, deposits. Interest expense on Federal Home Loan Bank advances increased $1.8 million, or 126.6%, to $3.1 million for the year ended December 31, 2003 from $1.4 million for the year ended December 31, 2002. This increase resulted from a $75 million increase in the average balance of FHLB advances from $48.3 million at December 31, 2002 to $123.2 million at December 31, 2003. The average balance of deposits increased from $289.9 million for the year ended December 31, 2002 to $326.5 million for the year ended December 31, 2003. Due to a decrease in market rates of interest during the period, the average cost of our interest-bearing liabilities decreased 36 basis points to 2.04% for the period ending December 31, 2003 from 2.40% for the period ended December 31, 2002. As a result, total interest expense on deposits decreased $701,000, or 10.4%, to $6.0 million for the year ended December 31, 2003 from $6.7 million for the year ended December 31, 2002.

Net Interest Income. Net interest income before provision for loan losses increased $4.8 million, or 35.3%, to $18.6 million for the year ended December 31, 2003 from $13.7 million for the year ended December 31, 2002. The net interest spread decreased 33 basis points to 3.17%, while the net interest margin also decreased 22 basis points during the period to 3.49% from 3.71%. The increase in net interest income primarily reflects the significant increase in the average balance of interest-earning assets. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 118.23% for the year ended December 31, 2003 from 109.46% in the year ended December 31, 2002.

Provision for Loan Losses. Provisions for loan losses, were charged to operations, at a level required to reflect probable incurred credit losses inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, and classified loans, are evaluated individually for impairment.

Provisions of $1.3 million and $1.1 million were made for the year ended December 31, 2003 and 2002, respectively. The provision increased by $163,000 reflecting a $184.2 million, or 45.4%, increase in gross loans, primarily consisting of residential real estate loans. This growth continues to be achieved primarily through the use of independent loan originators and through whole loan purchases. Since Pacific Trust Bank did not have a seasoned portfolio in this type of lending and did not have a related loss history to apply to these types of loans, peer group data adjusted for local economic conditions was used to establish our loan loss allowance, resulting in the $1.3 million provision. Loan delinquencies increased $4.6 million over the prior year to $4.7 million at year end.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding decreased to .72% at December 31, 2003 from .74% at December 31, 2002. This decrease was primarily the result of continued growth in the secured portion of Bank’s loan portfolio combined with current economic conditions. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require Pacific Trust Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2003 was maintained at a level that represented management’s best estimate of anticipated losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $232,000, or 22.1%, to $1.3 million for the year ended December 31, 2003 from $1.0 million for the year ended December 31, 2002, primarily as a result of a decrease in other income of $57,000, an increase of $151,000 in mortgage loan prepayment penalties, and an increase of $138,000 in customer service fees on deposit accounts. Mortgage loan prepayment penalties increased due to an increase in penalties charged for prepayments during 2003. Customer service fees increased as a result of an increased volume of transactions. Other noninterest income decreased as a result of various declines in miscellaneous smaller balance accounts.

Noninterest Expense. Noninterest expense increased $2.4 million, or 26.9%, to $11.5 million for the year ended December 31, 2003 from $9.1 million for the twelve months ended December 31, 2002. This increase was primarily the result of a $1.4 million increase in salaries and employee benefits, a $580,000 increase in other general and administrative expenses, a $236,000 increase in data processing, a $117,000 increase in advertising expense, a $77,000 increase in ATM cost, and a $60,000 increase in forms and supplies. Occupancy and equipment expense decreased $82,000 from prior year.

Salaries and employee benefits represented 52.2% and 50.8% of total noninterest expense for the years ended December 31, 2003 and 2002, respectively. Total salaries and employee benefits increased $1.4 million, or 30.4%, to $6.0 million for the year ended December 31, 2003 from $4.6 million for the year ended December 31, 2002. Salaries and employee benefits increased due to the issuance of stock awards during April 2003 resulting in $356,000 of expense and an increase in the number of employees related to the opening of a new branch and increased loan activity due to bringing all servicing in-house. The number of full-time equivalent employees increased from 83 at December 31, 2002 to 106 at December 31, 2003.

Other general and administrative expenses increased $580,000 due to a variety of factors including increased costs related to being a public company such as Nasdaq fees, SEC and OTS filing fees, legal and accounting fees, annual meetings, and printing. In addition, OTS assessment fees and various operating expenses increased as a result of the growth of the Bank and the opening of new branches.

Data processing expense increased $236 thousand due to the core system conversion completed in January 2003 and as a result of increased volume in both loans and deposits.

Income Tax Expense. Income tax expense increased to $3.0 million for the year ended December 31, 2003, from $2.0 million for the year ended December 31, 2002. This increase was primarily a result of an increase in pre-tax income. The effective tax rate was 41.9% and 42.6% for the twelve months ended December 31, 2003 and 2002, respectively.

Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001

General. Net income for the year ended December 31, 2002 was $2.6 million, an increase of $540,000, or 25.8%, from the year ended December 31, 2001. The increase in net income resulted in the fluctuations as described below.

Interest Income. Interest income increased by $12,000, or 0.61%, to $21.8 million for the year ended December 31, 2002 from $21.8 million for the year ended December 31, 2001. The primary factor for the increase in interest income was a substantial increase in the average balance of the loan portfolio, partially offset by a 154 basis point decrease in the average yield on loans receivable, from 7.80% for the year ended December 31, 2001 to 6.26% at December 31, 2002. The average balance of loans receivable increased $69.7 million, or 27.2%, from $256.1 million for the year ended December 31, 2001 to $325.8 million for the year ended December 31, 2002. The increase was primarily the result of loan originations exceeding repayments due to strong demand, reflecting generally lower interest rates in 2002, and the purchase of a $19.4 million pool of residential mortgage loans, of which $5.9 million remained in the portfolio at December 31, 2002.

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

Provision for Loan Losses. Provisions for loan losses, were charged to operations, at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans and classified loans, are evaluated individually for impairment.

Provisions of $1.0 million and $68,000 were made for the years ended December 31, 2002 and 2001, respectively. The increase reflected a $147.2 million, or 56.9%, increase in gross loans, primarily consisting of residential real estate loans. This growth continues to be achieved primarily through the use of independent loan originators and through whole loan purchases. Since the Company did not have a seasoned portfolio in this type of lending and did not have a related loss history to apply to these types of loans, peer group data adjusted for local economic conditions was used to establish our loan loss allowance, resulting in the $1.0 million provision. Loan delinquencies decreased $4.6 million over the prior year to $37,000 at year-end.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding increased to .74% at December 31, 2002 from ..67% at December 31, 2001. This increase was primarily the result of a continued growth in the unsecured portion of the Company’s loan portfolio combined with current economic conditions. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

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

Noninterest Income. Noninterest income decreased $24,000, or 2.3%, to $1.05 million for the year ended December 31, 2002 from $1.03 million for the year ended December 31, 2001, primarily as a result of a decrease of $29,000 in other income and a decrease of $8,000 in customer service fees on deposit accounts. Customer service fees decreased as a result of decreased return item fees and decreased month-end checking fees. Other noninterest income decreased as a result of various declines in miscellaneous smaller balance accounts. These decreases were partially offset by a $55,000 loss in the prior year on sales of securities, with no corresponding loss in 2002.

Noninterest Expense. Noninterest expense increased $1.4 million, or 18.7%, to $9.1 million for the year ended December 31, 2002 from $7.6 million for the year ended December 31, 2001. This increase was primarily the result of a $1.2 million increase in salaries and employee benefits, a $188,000 increase in occupancy and equipment expense, an $87,000 increase in data processing, and a $95,000 increase in forms and supplies, partially offset by an $83,000 reduction in professional fees.

Salaries and employee benefits represented 51.0% and 44.3% of total noninterest expense for the years ended December 31, 2002 and 2001, respectively. Total salaries and employee benefits increased $1.2 million, or 36.8%, to $4.6 million for the year ended December 31, 2002 from $3.4 million for 2001. The increase was primarily due to $633,000 in ESOP compensation expense related to the establishment and ongoing expense of the plan, cost of living wage increases, and staffing increases including staffing at the new branch facility. The increase in occupancy and equipment was also the result of opening the new branch facility.

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

Critical Accounting Policies

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, peer group information, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

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

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Company’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Company invests excess funds in short-term, interest-earning assets, which provide liquidity to meet lending requirements. The Company also generates cash through borrowings. The Company utilizes Federal Home Loan Bank advances to leverage its capital base and provide funds for its lending and investment activities and to enhance its interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer term basis, the Company maintains a strategy of investing in various lending products as described in greater detail under Item 1. “Business of Pacific Trust Bank—Lending Activities.” The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At December 31, 2003, the total approved loan origination commitments outstanding amounted to $14.0 million. At the same date, unused lines of credit were $20.0 million and outstanding letters of credit totaled $10 thousand. Investment and mortgage-backed securities scheduled to mature in one year or less at December 31, 2003 totaled $5.2 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2003, totaled $140.5 million. Although the average cost of deposits decreased throughout 2003, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. In addition, the Company has the ability at December 31, 2003 to borrow an additional $43.9 million from the Federal Home Loan Bank of San Francisco as a funding source to meet commitments and for liquidity purposes.

Commitments

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(in thousands)
Commitments to extend credit	$18,770	$15,758	$3,012	$—	$—
Standby letters of credit	10	—	—	—	10
Operating lease obligations	1,439	289	380	235	535

	$20,219	$16,047	$3,392	$235	$545

Capital

Consistent with its goals to operate a sound and profitable financial organization, Pacific Trust Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $84.5 million at December 31, 2003, or 13.6% of total assets on that date. As of December 31, 2003, Pacific Trust

Bank exceeded all capital requirements of the Office of Thrift Supervision. Pacific Trust Bank’s regulatory capital ratios at December 31, 2003 were as follows: core capital 10.1%; Tier I risk-based capital, 17.0%; and total risk-based capital, 18.2%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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

The Company’s primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities structures of our assets and liabilities are critical to the maintenance of acceptable performance levels.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Asset Liability Management

Our Risk When Interest Rates Change. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities. The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk, we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.

In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by the asset and liability management committee. The asset and liability management committee is chaired by the treasurer and is comprised of members of our senior management. The asset and liability management committee establishes guidelines for and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity, and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals. The asset and liability management committee generally meets on at least a monthly basis to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities, and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the asset and liability management committee recommends appropriate strategy changes based on this review. The treasurer or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the Board of Directors on a monthly basis.

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

—Originating and purchasing adjustable-rate mortgage loans,

—Originating shorter-term consumer loans,

—Managing our deposits to establish stable deposit relationships,

—Using FHLB advances to align maturities and repricing terms, and

—Attempting to limit the percentage of fixed-rate loans in our portfolio.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions, and competitive factors, the asset and liability management committee may determine to increase the Company’s interest rate risk position somewhat in order to maintain its net interest margin.

As part of its procedures, the asset and liability management committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities, and off-balance-sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the Board of Directors of the Company.

The Office of Thrift Supervision provides Pacific Trust Bank with the information presented in the following tables. They present the change in Pacific Trust Bank’s net portfolio value at December 31, 2003 and 2002 that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without effect to any steps that management might take to counteract that change. A reduction in interest rates of more than 100 basis points is not presented because it would compute to a rate less than zero for certain products.

December 31, 2003
Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as % of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	58,468	(19,139)	(25)%	9.75%	(254)bp
+200 bp	66,293	(11,314)	(15)%	10.84%	(145)bp
+100 bp	72,818	(4,789)	(6)%	11.70%	(59)bp
0 bp	77,607			12.29%	0bp
-100 bp	80,525	2,918	4%	12.61%	31bp

December 31, 2002
Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as % of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	61,035	(12,255)	(17)%	13.33%	(202)bp
+200 bp	65,919	(7,370)	(10)%	14.17%	(117)bp
+100 bp	70,126	(3,164)	(4)%	14.86%	(48)bp
0 bp	73,290	—	—	15.34%	0bp
-100 bp	74,911	1,621	2%	15.54%	20bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Item 8. Financial Statements and Supplementary Data

FIRST PACTRUST BANCORP, INC.

Chula Vista, California

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

REPORT OF INDEPENDENT AUDITORS

Board of Directors

First PacTrust Bancorp, Inc.

Chula Vista, California

We have audited the accompanying consolidated statements of financial condition of First PacTrust Bancorp, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First PacTrust Bancorp, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Crowe Chizek and Company LLC

Oak Brook, Illinois

February 1, 2004

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2003 and 2002

(Amounts in thousands, except share and per share data)

	2003	2002
ASSETS
Cash and due from banks	$6,705	$7,238
Federal funds sold	1,110	855
Interest-bearing deposits	3,760	3,413

Total cash and cash equivalents	11,575	11,506
Interest-bearing deposit in other financial institutions	500	—
Securities available-for-sale	6,419	18,733
Federal Home Loan Bank stock, at cost	8,293	4,505
Loans, net of allowance of $4,232 in 2003 and $2,953 in 2002	587,251	403,732
Accrued interest receivable	2,121	1,809
Premises and equipment, net	5,372	5,163
Servicing agent receivable	—	13,727
Other assets	2,433	742

Total assets	$623,964	$459,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$12,327	$6,389
Interest-bearing checking	55,838	25,534
Money market accounts	65,541	62,653
Savings accounts	52,843	47,970
Certificates of deposit	203,376	137,168

Total deposits	389,925	279,714
Advances from Federal Home Loan Bank	147,000	90,100
Accrued expenses and other liabilities	2,500	1,222

Total liabilities	539,425	371,036
Stockholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 2003—5,455,000 shares issued, 2002—5,290,000 shares issued	55	53
Additional paid-in capital	64,966	61,833
Retained earnings	34,137	31,305
Treasury stock, at cost (2003—393,600 shares)	(8,016)	—
Unearned employee stock ownership plan (2003—338,560 shares, 2002—380,880 shares)	(4,063)	(4,571)
Unearned employee stock award shares (2003—148,000 shares)	(2,591)	—
Accumulated other comprehensive income	51	261

Total stockholders’ equity	84,539	88,881

Total liabilities and stockholders’ equity	$623,964	$459,917

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

	2003	2002	2001
Interest and dividend income
Loans, including fees	$26,973	$20,406	$19,987
Securities	435	818	1,378
Other interest-earning assets	313	610	457

Total interest and dividend income	27,721	21,834	21,822
Interest expense
Savings	495	688	896
Checking	381	376	255
Money market	931	1,100	1,780
Certificates of deposit	4,220	4,564	6,002
Federal Home Loan Bank advances	3,132	1,382	2,640

Total interest expense	9,159	8,110	11,573

Net interest income	18,562	13,724	10,249
Provision for loan losses	1,272	1,109	68

Net interest income after provision for loan losses	17,290	12,615	10,181
Noninterest income
Customer service fees	1,092	954	962
Mortgage loan prepayment penalties	151	—	—
Net loss on sales of securities available-for-sale	—	—	(55)
Other	38	95	124

Total noninterest income	1,281	1,049	1,031
Noninterest expense
Salaries and employee benefits	6,004	4,605	3,368
Occupancy and equipment	1,847	1,929	1,741
Advertising	399	282	282
Professional fees	202	150	233
Stationary, supplies, and postage	458	398	303
Data processing	797	561	474
ATM costs	509	432	374
Other general and administrative	1,294	714	829

Total noninterest expense	11,510	9,071	7,604

Income before income taxes	7,061	4,593	3,608
Income tax expense	2,960	1,957	1,512

Net income	$4,101	$2,636	$2,096

Basic earnings per share	$.86	$.23	N/A

Diluted earnings per share	$.85	$.23	N/A

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2001	$—	$—	$26,573	$—	$—	$—	$(116)	$26,457
Comprehensive income:
Net income	—	—	2,096	—	—	—	—	2,096
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	168	168

Total comprehensive income								2,264

Balance at December 31, 2001	—	—	28,669	—	—	—	52	28,721
Issuance of stock	53	61,707	—	—	(5,078)	—	—	56,682
Employee stock ownership plan shares earned	—	126	—	—	507	—	—	633
Comprehensive income:
Net income	—	—	2,636	—	—	—	—	2,636
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	209	209

Total comprehensive income	—							2,845

Balance at December 31, 2002	53	61,833	31,305	—	(4,571)	—	261	88,881
Comprehensive income:
Net income	—	—	4,101	—	—	—	—	4,101
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(210)	(210)

Total comprehensive income								3,891

Issuance of stock awards	2	2,843	—	102	—	(2,947)	—	—
Stock awards earned	—	—	—	—	—	356	—	356
Purchase of 398,600 shares of treasury stock	—	—	—	(8,118)	—	—	—	(8,118)
Employee stock ownership plan shares earned	—	290	—	—	508	—	—	798
Dividends declared ($.26 per share)	—	—	(1,269)	—	—	—	—	(1,269)

Balance at December 31, 2003	$55	$64,966	$34,137	$(8,016)	$(4,063)	$(2,591)	$51	$84,539

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

	2003	2002	2001
Cash flows from operating activities
Net income	$4,101	$2,636	$2,096
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,272	1,109	68
Net amortization of securities	220	181	129
Depreciation and amortization	415	494	445
Employee stock ownership plan compensation expense	798	633	—
Stock award compensation expense	356	—	—
Realized loss on sales of securities available-for-sale, net	—	—	55
Loss on disposal of premises and equipment	8	—	—
Deferred income tax benefit	(127)	(110)	30
Federal Home Loan Bank stock dividends	(276)	(106)	(166)
Net change in:
Deferred loan fees	(614)	(530)	(391)
Accrued interest receivable	(312)	(349)	136
Other assets	(802)	935	(1,107)
Accrued expenses and other liabilities	1,278	(217)	7

Net cash provided by operating activities	6,317	4,676	1,302

Cash flows from investing activities
Proceeds from sales of securities available-for-sale	—	—	12,259
Proceeds from maturities and principal repayments of securities available-for-sale	11,755	6,681	20,384
Purchases of securities available-for-sale	(19)	(11,577)	(5,255)
Net decrease in other investments	—	—	825
Loan originations and principal collections, net	(171,064)	(129,732)	(26,356)
Purchase of loans	—	(19,403)	—
Increase in other interest-bearing deposits	(500)	—	—
Additions to premises and equipment	(632)	(1,794)	(676)
Redemption of Federal Home Loan Bank stock	—	—	362
Purchase of Federal Home Loan Bank stock	(3,512)	(1,890)	—

Net cash provided by (used in) investing activities	(163,972)	(157,715)	1,543

Cash flows from financing activities
Net increase in deposits	110,211	27,760	33,259
Net change in Federal Home Loan Bank open line	8,900	16,100	(28,800)
Repayments of Federal Home Loan Bank advances	(20,000)	(83,100)	(20,000)
Proceeds from Federal Home Loan Bank advances	68,000	129,100	23,000
Net proceeds from stock issuance	—	56,682	—
Purchase of treasury stock	(8,118)	—	—
Dividends paid on common stock	(1,269)	—	—

Net cash provided by financing activities	157,724	146,542	7,459

(Continued)

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

	2003	2002	2001
Net change in cash and cash equivalents	$69	$(6,497)	$10,304

Cash and cash equivalents at beginning of year	11,506	18,003	7,699

Cash and cash equivalents at end of year	$11,575	$11,506	$18,003

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$8,941	$8,101	$11,690
Income taxes paid	4,466	2,108	1,620

Supplemental disclosure of noncash activities
Amount due from servicing agent	—	13,727	11,687

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 1—CONVERSION TO STOCK FORM OF OWNERSHIP

On March 1, 2002, the Board of Directors of Pacific Trust Bank (“the Bank”) adopted a plan of conversion to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank with the concurrent formation of a holding company. The conversion was accomplished through the sale of all of the Bank’s stock to First PacTrust Bancorp, Inc. (“the Company”) and the sale of the Company’s stock to the public on August 22, 2002.

In connection with the conversion, the Company issued 5,290,000 shares of common stock for gross proceeds of $63.5 million. The Company loaned $5.1 million to the Bank’s employee stock ownership plan (ESOP) to purchase stock in the offering and incurred $1.7 million of expenses associated with the offering, resulting in net proceeds of $56.7 million. The aggregate purchase price was determined by an independent appraisal. The Bank issued all of its outstanding capital stock to the Company in exchange for one-half of the net proceeds of the offering.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany transactions and balances are eliminated in consolidation.

Nature of Operations: The only business of the Company is the ownership of the Bank. The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (“FHLB”) system, which maintains insurance on deposit accounts with the Savings Association Insurance Fund (“SAIF”) of the Federal Deposit Insurance Corporation. The Bank is engaged in the business of retail banking with operations conducted through its main office and eight branches located in San Diego and Riverside Counties.

The accounting and reporting policies of the Company are based upon accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Significant accounting polices followed by the Company are presented below.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans that management has the intent and ability to hold until maturity or repayment are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 91 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. Payments received on such loans are reported as principal reductions. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, peer group information, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature, such as residential mortgage, and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flow using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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

Income Taxes: The Company records income tax expense based on the amount of taxes due on its tax return, plus deferred taxes computed on the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities, using enacted tax rates. A valuation allowance, if needed reduces deferred tax assets to the amount expected to be realized.

Statement of Cash Flows: Cash and cash equivalents include cash on hand, amounts due from banks under 90 days, and daily federal funds sold. The Company reports net cash flows for customer loan transactions and deposit transactions.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which is also recognized as a separate component of equity.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest.

Loan Commitments and Related Financial Statements: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees in accordance with FASB Interpretation No. 45 are recorded at fair value.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. Earnings per share is calculated beginning with August 22, 2002, the date of conversion.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share for 2003 if expense were measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

Net income as reported	$4,101
Deduct: Stock-based compensation expense determined under fair value based method	49

Pro forma net income	$4,052

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic earnings per share as reported	$.86
Pro forma basic earnings per share	.85

Diluted earnings per share as reported	.85
Pro forma diluted earnings per share	.84

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

Date of grant	April 24	May 14	June 24	December 15
Options granted	389,000	26,450	5,000	10,000
Estimated fair value of stock options granted	$1.51	$1.45	$1.31	$2.12
Assumptions used:
Risk-free interest rate	2.92%	2.47%	2.21%	3.26%
Expected option life	5 years	5 years	5 years	5 years
Expected stock price volatility	8.77%	7.81%	7.18%	9.65%
Dividend yield	1.41%	1.29%	1.29%	1.38%

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Adoption of New Accounting Standards: During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities; FASB Statement 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equities; FASB Statement 132 (revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits; FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees; and FASB Interpretation 46, Consolidation of Variable Interest Entities. Adoption of the new standards did not materially affect the Company’s operating results or financial condition.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement 149 indicates that commitments to make mortgage loans should be accounted for as derivatives if the loans are to be held for sale, because the commitment represents a written option and accordingly is recorded at the fair value of the option liability.

Statement 150 requires reporting mandatorily redeemable shares as liabilities, as well as obligations not in the form of shares to repurchase shares that may require cash payment and some obligations that may be settled by issuing a variable number of equity shares.

Statement 132 (revised 2003) requires additional disclosures about the assets, obligations, and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans.

Interpretation 45 requires recognizing the fair value of guarantees made and information about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. Interpretation 45 covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others but not guarantees of funding.

Interpretation 46, as revised in December 2003, changes the accounting model for consolidated from one based on consideration of control through voting interests. When deciding whether to consolidate, an entity will now also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity’s activities are conducted for an investor with few voting rights.

Change in Accounting Method: During 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 145 which was issued in April 2002 and is effective for financial statements issued after May 15, 2002. This statement rescinded FAS No. 4, Reporting Gains and Losses From Extinguishment of Debt, which previously required the gain or loss from extinguishment of debt to be disclosed as an extraordinary item, net of tax on the income statement. As a result of the change in accounting method, the December 31, 2001 income statement has been revised to reclassify prepayment penalties on FHLB advances totaling $275, net of tax, from extraordinary item to interest expense.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2003
Agency securities
FHLB note	$5,104	$72	$—
Collateralized mortgage obligations
Federal National Mortgage Association	1,284	4	—
Government National Mortgage Association	2	—	—
Equity Security	29	10	—

Total securities available-for-sale	$6,419	$86	$—

2002
Agency securities
FHLB note	$5,236	$154	$—
Collateralized mortgage obligations
Federal National Mortgage Association	7,180	158	—
Government National Mortgage Association	2	—	—
Federal Home Loan Mortgage Corporation	6,315	140	(8)

Total securities available-for-sale	$18,733	$452	$(8)

The FHLB note matures on August 13, 2004.

Sales of securities available-for-sale were as follows:

	2003	2002	2001
Proceeds from sales of securities	$—	$—	$12,259
Gross realized losses	—	—	55

At December 31, 2003, there were no temporarily impaired securities with unrealized losses not recognized in income.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS

Loans receivable consist of the following:

	2003	2002
One-to-four-family	$496,253	$330,579
Commercial real estate and multi-family	73,789	56,057
Construction loans	2,229	107
Home equity loans	10,738	11,219
Consumer	4,908	7,295
Commercial	752	415
Land	1,597	414

Total	590,266	406,086
Allowance for loan losses	(4,232)	(2,953)
Net deferred loan costs	1,217	599

Loans receivable, net	$587,251	$403,732

Activity in the allowance for loan losses is summarized as follows:

	2003	2002	2001
Balance at beginning of year	$2,953	$1,742	$1,699
Loans charged off	(56)	(67)	(182)
Recoveries of loans previously charged off	63	169	157
Provision for loan losses	1,272	1,109	68

Balance at end of year	$4,232	$2,953	$1,742

There were no loans individually classified as impaired loans in 2003, 2002, or 2001.

Nonperforming loans were as follows:

	2003	2002
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	1	5

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	2003	2002
Land and improvements	$1,638	$1,638
Buildings	3,803	3,756
Furniture, fixtures, and equipment	3,220	2,865
Leasehold improvements	971	635
Construction in process	3	171

Total	9,635	9,065
Less accumulated depreciation and amortization	4,263	3,902

Premises and equipment, net	$5,372	$5,163

Depreciation expense was $415, $494, and $445 for 2003, 2002, and 2001.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2003 pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows:

2004	$289
2005	190
2006	190
2007	128
2008	107
Thereafter	535

Total	$1,439

The leases contain options to extend for periods from one to four years. The cost of such rentals is not included above. Total rent expense for the years ended December 31, 2003, 2002, and 2001 amounted to $229, $178, and $176.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 6—DEPOSITS

Certificate of deposit accounts with balances greater than $100 thousand totaled $41,652 and $22,116 at December 31, 2003 and 2002. Deposits greater than $100 thousand are not federally insured.

The scheduled maturities of time deposits at December 31, 2003 are as follows:

2004	$140,515
2005	33,368
2006	9,580
2007	13,330
2008	6,583

Total	$203,376

NOTE 7—ADVANCES FROM FHLB

At December 31, 2003, the interest rates on the Bank’s advances from the FHLB ranged from 0.97% to 5.22% with a weighted average rate of 2.51%. At December 31, 2002, the interest rates on the Bank’s advances from the FHLB ranged from 1.30% to 5.22% with a weighted average rate of 2.54%. The contractual maturities by year of the Bank’s advances are as follows:

	2003	2002
2003	$—	$20,000
2004	28,000	28,000
2005	26,000	16,000
2006	35,000	10,000
2007	13,000	—
2008	20,000	—
Overnight borrowings	25,000	16,100

Total advances	$147,000	$90,100

The Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $512,029 and $365,252, certain mortgage-backed securities totaling $1,944 and $1,970, and the Bank’s investment in capital stock of FHLB of San Francisco totaling $8,293 and $4,505 at year-end 2003 and 2002.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 8—EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

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

During 2003 and 2002, 42,320 shares of stock with an average fair value $18.90 and $14.97 per share were committed to be released, resulting in ESOP compensation expense of $798 and $633. Shares held by the ESOP at December 31, 2003 and 2002 are as follows:

Shares held by the ESOP were as follows:

	2003	2002
Allocated shares	84,640	42,320
Unearned shares	338,560	380,880

Total ESOP shares	423,200	423,200

Fair value of unearned shares at December 31, 2003	$7,557	$6,406

NOTE 9—INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2003	2002	2001
Current tax provision
Federal	$2,294	$1,491	$1,078
State	793	576	404

	3,087	2,067	1,482
Deferred tax benefit
Federal	(96)	(83)	23
State	(31)	(27)	7

	(127)	(110)	30

	$2,960	$1,957	$1,512

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 9—INCOME TAXES (Continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2003	2002	2001
Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.5	7.0	7.5
Other	0.4	1.6	0.4

Effective tax rates	41.9%	42.6%	41.9%

The components of the net deferred tax asset, included in other assets, are as follows:

	2003	2002
Deferred tax assets
Allowance for loan losses	$1,411	$887
Depreciation	133	92
Section 475 mark-to-market adjustment	35	183
Other	34	—

	1,613	1,162
Deferred tax liabilities
Deferred loan fees	(826)	(571)
FHLB stock dividends	(289)	(177)
Unrealized gain on securities available-for-sale	(35)	(183)
Other	—	(43)

	(1,150)	(974)

Net deferred tax asset	$463	$188

NOTE 10—LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments such as loan commitments, credit lines, letters of credit, and overdraft protection are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contact are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 10—LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES (Continued)

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end:

	Contract Amount December 31,
	2003	2002

Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$14,049	$7,555
Unused lines of credit	19,986	18,632
Construction loans in process	4,721	—
Standby letters of credit	10	10

At December 31, 2003 and 2002, fixed rate commitments to extend credit consisted of $470 and $593. The fixed rate commitments at December 31, 2003 are due to expire within 1 to 60 days of issuance and have rates ranging from 5.5% to 8.125%.

Financial instruments that potentially subject the Bank to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions and loans. At December 31, 2003 and 2002, the Bank had deposit accounts with balances totaling approximately $2,084 and $3,244 at Pacific Coast Bankers Bank.

NOTE 11—MINIMUM REGULATORY CAPITAL REQUIREMENTS

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

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 11—MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Bank met all of the capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are presented in the table.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003
Total capital (to risk-weighted assets)	$66,915	18.15%	$29,489	8.00%	$36,862	10.00%
Tier 1 capital (to risk-weighted assets)	62,740	17.02	14,745	4.00	22,117	6.00
Tier 1 (core) capital (to adjusted tangible assets)	62,740	10.07	24,932	4.00	31,166	5.00

December 31, 2002
Total capital (to risk-weighted assets)	$60,555	21.72%	$22,303	8.00%	$27,879	10.00%
Tier 1 capital (to risk-weighted assets)	57,621	20.67	11,152	4.00	16,727	6.00
Tier 1 (core) capital (to adjusted tangible assets)	57,621	12.55	18,371	4.00	22,964	5.00

The Bank may not declare or pay cash dividends if the effect thereof would cause its regulatory capital to be reduced below applicable regulatory requirements. The Holding Company is not currently subject to regulatory capital requirements.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 12—EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) plan whereby substantially all employees participate in the plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions, to be determined annually by management, on the first 4% of the employee’s compensation contributed to the plan. Matching contributions vest to the employee upon contribution date. For the years ended December 31, 2003, 2002, and 2001, expense attributable to the plan amounted to $67, $72, and $58.

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

NOTE 13—EMPLOYEE STOCK COMPENSATION

RRP Plan: A Recognition and Retention Plan (“RRP”) provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares for the difference between exercise price and the market value at issue date. Pursuant to its 2003 stock-based incentive plan, the Company awarded 170,000 shares of restricted stock during 2003. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity. Compensation expense for restricted stock awards totaled approximately $356 for the year ended December 31, 2003.

SOP Plan: A Stock Option Plan (“SOP”) provides for issue of options to directors, officers, and employees. The Company adopted the SOP during 2003 under the terms of which 529,000 shares of the Company’s common stock were reserved for issuance. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 13—EMPLOYEE STOCK COMPENSATION (Continued)

A summary of the activity in the SOP is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	$—
Granted	430,450	17.40
Exercised	—	—
Forfeited	—	—

Outstanding at end of year	430,450	$17.40

Options exercisable at year end	—	—
Weighted-average fair value of options granted during year	—	$1.51

Options outstanding at year-end 2003 were as follows.

	Outstanding
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$17-$20	420,450	9.32 years	$17.29
$20-$22	10,000	9.96 years	$21.99

Outstanding at year end	430,450

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 14—EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the earnings per common share computation for the period beginning with August 22, 2002, the date of conversion, to the period ended December 31, 2002 and for the year-ended December 31, 2003 is as follows:

	2003	2002
Earnings per common share
Net income	$4,101	$2,636
Less net income of Bank prior to conversion	—	1,533

Net income attributable to common stockholders	$4,101	$1,103

Total weighted average common shares outstanding	4,796,897	4,881,868

Basic earnings per share	$.86	$.23

Diluted
Net income attributable to common stockholders	$4,101	$1,103

Weighted average common shares	4,796,897	4,881,868
Add: Dilutive effects of stock options	13,769	—
Add: Dilutive effects of stock awards	5,750	—

Average shares and dilutive potential common shares	4,816,416	4,881,868

Diluted earnings per common share	$.85	$.23

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 15—RELATED PARTY TRANSACTIONS

The Company has granted loans to certain officers and directors and their related interests.

Activity in the loan accounts of officers and directors and their related interests follows for the year ended December 31, 2003:

Balance at beginning of year	$3,512
Loans originated	23
Principal repayments	1,976

Balance at end of year	$1,559

NOTE 16—FAIR VALUES OF FINANCIAL INSTRUMENTS

The approximate carrying amount and estimated fair value of financial instruments consist of the following:

	December 31, 2003		December 31, 2002
	Approximate Carrying Amount	Estimated Fair Value	Approximate Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$11,575	$11,575	$11,506	$11,506
Interest-bearing deposits with other financial institution	500	500	—	—
Securities available-for-sale	6,419	6,419	18,733	18,733
FHLB stock	8,293	8,293	4,505	4,505
Loans, net	587,251	596,150	403,732	409,919
Accrued interest receivable	2,121	2,121	1,809	1,809
Financial liabilities
Deposits	$389,925	$391,191	$279,714	$280,736
Advances from Federal Home Loan Bank	147,000	146,752	90,100	90,892
Accrued interest payable	236	236	17	17

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 16—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits with other financial institutions, short-term borrowings, FHLB stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.

The fair value of advances from the FHLB is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or the cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance-sheet financial instruments is immaterial.

NOTE 17—OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

	2003	2002	2001
Unrealized holding gains (losses) on securities available-for-sale	$(358)	$357	$230
Reclassification adjustments for losses recognized in income	—	—	55

Net unrealized gains (losses)	(358)	357	285
Tax effect	148	(148)	(117)

Other comprehensive income (loss)	$(210)	$209	$168

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 18—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31

2003
Interest income	$6,332	$6,861	$6,950	$7,578
Interest expense	2,027	2,200	2,386	2,546

Net interest income	4,305	4,661	4,564	5,032
Provision for loan losses	328	300	435	209
Noninterest income	238	326	384	333
Noninterest expense	2,550	2,856	2,894	3,210

Income before income taxes	1,665	1,831	1,619	1,946
Income tax expense	708	785	649	818

Net income	$957	$1,046	$970	$1,128

Earnings per share	$.19	$.21	$.20	$.24

2002
Interest income	$4,924	$5,332	$5,691	$5,887
Interest expense	1,990	2,037	2,227	1,856

Net interest income	2,934	3,295	3,464	4,031
Provision for loan losses	165	274	269	401
Noninterest income	232	257	250	268
Noninterest expense	2,240	2,075	2,206	2,508

Income before income taxes	761	1,203	1,239	1,390
Income tax expense	297	493	527	640

Net income	$464	$710	$712	$750

Earnings per share *	N/A	N/A	$.07	$.15

*	Earnings per share is calculated beginning with August 22, 2002, the date of conversion. Earnings per share for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 19—PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and cash equivalents	$16,406	$25,852
Interest-bearing deposits in other financial institution	500	—
ESOP loan	4,570	5,078
Investment in bank subsidiary	62,785	57,882
Securities available-for-sale	30	—
Accrued interest receivable and other assets	282	100

	$84,573	$88,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses and other liabilities	$34	$31
Stockholders’ equity	84,539	88,881

	$84,573	$88,912

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 19—PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the year ended December 31, 2003 and for the period of August 22, 2002 through December 31, 2002

	2003	2002
Income
ESOP loan	$255	$100
Deposits in other financial institutions	366	167
Other income	1	—

Total income	622	267
Other expenses
Other operating expense	321	40

Income before income taxes and equity in undistributed earnings of bank subsidiary	301	227
Income taxes	69	108

Income before equity in undisturbed earnings of bank subsidiary	232	119
Equity in undistributed earnings of bank subsidiary	3,869	984

Net income	$4,101	$1,103

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

(Amounts in thousands, except share and per share data)

NOTE 19—PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31, 2003 and for the period of August 22, 2002 through December 31, 2002

	2003	2002
Operating activities
Net income	$4,101	$1,103
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of bank subsidiary	(3,869)	(984)
Change in other assets and liabilities	325	(69)

Net cash provided by operating activities	557	50
Investing activities
Purchase of bank subsidiary stock	—	(30,880)
Purchase of securities available-for-sale	(19)	—
Increase in other interest-bearing deposits	(500)	—

Net cash used in investing activities	(519)	(30,880)
Financing activities
Net proceeds from sale of common stock	—	56,682
Capital contribution to the Bank	(97)	—
Dividends paid on common stock	(1,269)	—
Purchase of treasury stock	(8,118)	—

Net cash provided by financing activities	(9,484)	56,682

Net change in cash and cash equivalents	(9,446)	25,852
Cash and cash equivalent at beginning of period	25,852	—

Cash and cash equivalents at end of period	$16,406	$25,852

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No disclosure is required under this Item.

Item 9A. Controls and Procedures

An evaluation of our disclosure controls and procedures [as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)] was carried out under the supervision and with the participation of our Chief Executive Officer, Principal Financial Officer, and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in our internal controls over financial reporting [as defined in Rule 13a-15(f) under the Activities] that occurred during the year ended December 31, 2003 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While we believe that the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers. The information concerning directors and executive officers of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers, and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Code of Ethics. In January 30, 2004, the Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics applies to all of the Company’s directors, officers, and employees. A copy of the Company’s Code of Ethics is being filed with the SEC as Exhibit 14 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information concerning executive compensation required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	600,450	$17.38	140,150	(1)
Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 98,550 shares available for future grants under First PacTrust Bancorp, Inc.’s stock option plan and 41,600 shares available for future grants under First PacTrust Bancorp, Inc.’s recognition and retention plan.

Item 13. Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services

(a)	Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 2004 (excluding the information contained and the heading of “Report of the Audit/Compliance Committee”). A copy of such will be filed no later than 120 days after December 31, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data

(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits: See subitem (c) of this Item 14.

(b)	Reports on Form 8-K: On November 3, 2003, the Company filed a current report on Form 8-K to announce third quarter earnings.

(c) Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.0	Plan of acquisition, reorganization, arrangement, liquidation, or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

10.2	Severance Agreement with Melanie Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	14

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Chizek and Company LLC	23

24.0	Power of Attorney, included in signature pages	24

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.0	Section 1350 Certification	32

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.
**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
***	Filed as an exhibit to First PacTrust’s 10K for the year ended December 31, 2002. Filed on March 21, 2003. Such information is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date:	March 15, 2004	By:	/s/ HANS R. GANZ

Hans R. Ganz, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ HANS R. GANZ	/s/ ALVIN L. MAJORS
Hans R. Ganz President, Chief Executive Officer and Director	Alvin L. Majors Chairman of the Board

/s/ FRANCIS P. BURKE	/s/ KENNETH SCHOLZ
Francis P. Burke Director	Kenneth Scholz Director

/s/ DONALD PURDY	/s/ DONALD WHITACRE
Donald Purdy Director	Donald Whitacre Director

/s/ REGAN GALLAGHER
Regan Gallagher Senior Vice President/Controller (Principal Financial and Accounting Officer)