Form 10-Q
period 2004-03-31
FIRST PACTRUST BANCORP INC
filed 2004-05-07
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

FIRST PACTRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

000-49806

(Commission File Number)

Maryland

(State of incorporation)

04-3639825

(IRS Employer Identification No.)

610 Bay Boulevard, Chula Vista, California

(Address of Principal Executive Offices)

91910

(ZIP Code)

(619) 691-1519

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check whether the registrant is an accelerated filer.    YES  ☒    NO  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of April 25, 2004 the Registrant had 4,757,900 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$4,954	$6,705
Federal funds sold	1,220	1,110
Interest-bearing deposits	5,250	3,760

Total cash and cash equivalents	11,424	11,575

Interest-bearing deposits in other financial institutions	965	500
Securities available-for-sale	5,282	6,419
Federal Home Loan Bank stock	8,373	8,293
Loans receivable, net of allowance of $4,320 and $4,232	614,604	587,251
Accrued interest receivable	2,207	2,121
Premises and equipment, net	5,366	5,372
Other assets	2,513	2,433

Total assets	$650,734	$623,964

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Non-interest-bearing	$14,525	$12,327
Interest-bearing	413,420	377,598

Total deposits	427,945	389,925

Advances from Federal Home Loan Bank	139,500	147,000
Accrued expenses and other liabilities	3,240	2,500

Total liabilities	570,685	539,425

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; March 31, 2004- 5,445,000 shares issued, December 31, 2003- 5,455,000 shares issued	54	55
Additional paid-in capital	64,905	64,966
Retained earnings	34,915	34,137
Treasury stock, at cost (March 31,2004 – 645,400 shares, December 31, 2003- 393,600 shares)	(13,650)	(8,016)
Unearned Employee Stock Ownership Plan shares (March 31, 2004- 327,980 shares, December 31, 2003- 338,560 shares)	(3,936)	(4,063)
Unearned employee stock award shares (March 31, 2004- 135,250 shares, December 31, 2003- 148,000 shares)	(2,280)	(2,591)
Accumulated other comprehensive income	41	51

Total stockholders’ equity	80,049	84,539

Total liabilities and stockholders’ equity	$650,734	$623,964

See accompanying notes to consolidated financial statements.

1.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income

(In thousands of dollars except share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest and dividend income
Loans, including fees	$7,614	$6,108
Securities	49	154
Other interest-earning assets	80	70

Total	7,743	6,332

Interest expense
Deposits	1,698	1,441
Federal Home Loan Bank advances	908	586

Total	2,606	2,027

Net interest income	5,137	4,305
Provision for loan losses	108	328

Net interest income after provision for loan losses	5,029	3,977

Noninterest income
Customer service fees	282	229
Other	49	9

Total noninterest income	331	238

Noninterest expense
Salaries and employee benefits	1,789	1,264
Occupancy and equipment expense	488	460
Advertising	58	65
Professional fees	76	58
Stationary, supplies and postage	110	127
Data processing	193	226
ATM costs	116	113
Other general and administrative	277	237

Total noninterest expense	3,107	2,550

Income before income taxes	2,253	1,665
Income tax expense	1,058	708

Net income	$1,195	$957

Comprehensive income	$1,185	$879

Earnings per share
Basic	$.26	$.19
Diluted	$.26	$.19

See accompanying notes to consolidated financial statements.

2.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,195	$957
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	49	75
Provision for loan losses	108	328
Depreciation	115	93
FHLB stock dividends	80	(41)
ESOP compensation expense	237	169
Stock award compensation expense	139	—
Net change in:
Accrued interest receivable and other assets	(166)	(348)
Accrued interest payable and other liabilities	740	1,019

Net cash from operating activities	2,497	2,252

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(27,461)	(41,067)
Increase in other interest bearing assets	(465)	—
Purchase of FHLB stock	(160)	(585)
Purchase of securities available-for-sale	(65)	—
Principal repayments on mortgage-backed securities	1,143	1,374
Purchase of premises and equipment	(109)	(23)

Net cash from investing activities	(27,117)	(40,301)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	38,020	29,874
Net change in FHLB open line	(6,500)	(4,500)
Repayments of FHLB advances	(1,000)	(20,000)
Proceeds from FHLB advances	—	33,000
Purchase of treasury stock	(5,634)	—
Dividends paid on common stock	(417)	(246)

Net cash from financing activities	24,469	38,128

Net change in cash and cash equivalents	(151)	79

Cash and cash equivalents at beginning of period	11,575	11,506

Cash and cash equivalents at end of period	$11,424	$11,585

See accompanying notes to consolidated financial statements.

3.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars)

(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Unearned Stock Awards	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2004	$55	$64,966	$34,137	$(8,016)	$(4,063)	$(2,591)	$51	$84,539
Net income	—	—	1,195	—	—	—		1,195
Change in unrealized gain on securities available-for-sale	—	—	—	—	—	—	(10)	(10)
Forfeiture and retirement of Stock	(1)	(171)	—	—	—	172	—	—
Stock awards earned	—		—	—		139	—	139
Purchase of 251,800 shares of treasury stock	—	—	—	(5,634)	—	—		(5,634)
ESOP shares earned	—	110	—	—	127	—	—	237
Dividends paid ($.09 per share)	—	—	(417)	—	—			(417)

Balance at March 31, 2004	$54	$64,905	$34,915	$(13,650)	$(3,936)	$(2,280)	$41	$80,049

4.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(table amounts in thousands of dollars)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) as of March 31, 2004 and December 31, 2003 and for the three-month periods ended March 31, 2004 and 2003. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The December 31, 2003 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2004. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

5.

Note 2 – Summary of Significant Accounting Policies

Nature of Operations: The only business of the Company is the ownership of the Bank. The Bank is a federally chartered stock savings bank and member of the Federal Home Loan Bank (FHLB) system, and maintains insurance on deposit accounts with the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation. The Bank is engaged in the business of retail banking, with operations conducted through its main office and eight branches located in the San Diego and Riverside counties.

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

6.

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

Note 5 – Employee Stock Compensation

SOP Plan: A Stock Option Plan (“SOP”) provides for issue of options to directors, officers, and employees. The Company adopted the SOP in April of 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. As of March 31, 2004 the Company has awarded 430,450 options of which 37,000 were forfeited in the first quarter of 2004.

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

March 31, 2004 Three Months Ended
Net income as reported	$1,195
Pro forma net income	1,092
Earnings per share as reported
Basic and diluted	.26
Pro forma earnings per share
Basic and diluted	.26

RRP Plan: A Recognition and Retention Plan (“RRP”) provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares for the difference between exercise price and the market value at issue date. Pursuant to its 2003 stock-based incentive plan, the Company awarded 170,000 shares of restricted stock during 2003 of which 10,000 shares were forfeited in the first quarter of 2004. These shares vest over a five year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity. Compensation expense for restricted stock awards totaled approximately $139,000 for the three months ended March 31, 2004.

7.

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

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Net income as reported	$1,195	$957
Weighted average common shares outstanding	4,533,455	4,914,340

Basic earnings per share	$.26	$.19

Earnings per share assuming dilution
Net income available to common shareholders	$1,195	$957

Weighted average common shares outstanding	4,533,455	4,914,340
Dilutive effect of stock options	19,212	—
Dilutive effect of stock awards	53,771	—

Average common shares and dilutive potential common shares	4,606,323	4,914,340

Diluted earnings per share	$.26	$.19

8.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at March 31, 2004 to its financial condition at December 31, 2003 and the results of operations for the three-month period ended March 31, 2004 to the same period in 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Our total assets increased by $26.8 million, or 4.3%, to $650.7 million at March 31, 2004 from $624.0 million at December 31, 2003. The increase reflected growth in loans receivable which was funded by an increase in deposits. Net loans increased by $27.4 million, or 4.7%, to $614.6 million at March 31, 2004 from $587.3 million at December 31, 2003. Our increase in loans resulted from increased volume of one- to four- family mortgage loan originations largely due to the continued low interest rate environment. The Company continues to utilize brokers as a primary source of loan growth.

Total deposits increased by $38.0 million, or 9.8%, to $427.9 million at March 31, 2004 from $389.9 million at December 31, 2003. The increase primarily reflected growth in certificates of deposit, NOW accounts and savings accounts. Certificates of deposit increased $21.2 million, or 10.4%, to $224.6 million and NOW accounts increased by $9.4 million or 16.8%. Savings accounts increased by $3.4 million, or 6.5% to $56.3 million. The increase in deposits was primarily the result of increased institutional jumbo certificates of deposit.

Federal Home Loan Bank advances decreased $7.5 million, or 5.1%, to $139.5 million at March 31, 2004 from $147.0 million at December 31, 2003.

Equity decreased $4.5 million to $80.0 million at March 31, 2004 from $84.5 million at December 31, 2003. The decrease resulted from the purchase of 251,800 shares of treasury stock for $5.6 million and the payment of dividends of $417,000. This was supplemented by $1.2 million of income earned for the first quarter ended March 31, 2004.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003

General. Net income for the three months ended March 31, 2004 was $1.2 million, an increase of $238,000, or 24.9%, from the three months ended March 31, 2003. The increase in net income resulted from the fluctuations as described below.

Interest income. Interest income increased by $1.4 million, or 22.3%, to $7.7 million for the three months ended March 31, 2004 from $6.3 million for the three months ended March 31, 2003. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $169.4 million, or 39.4%, from $430.3 million for the three months ended March 31, 2003 to $599.7 million for the quarter ended March 31, 2004. The increase was primarily the result of loan originations exceeding repayments due to strong demand, reflecting generally lower interest rates in the first quarter of 2004. A 68 basis point decrease in the average yield on loans receivable, from 5.68% for the three months ended March 31, 2003 to 5.08% for the three months ended March 31, 2004, negatively impacted interest income.

9.

Interest income on securities decreased by $105,000, or 68.2%, to $49,000 for the three months ended March 31, 2004. The average yield on the securities portfolio was 3.6% both for the three months ended March 31, 2004 and for the same period in 2003.

Interest Expense. Interest expense increased $579,000, or 28.6%, to $2.6 million for the three months ended March 31, 2004. The increase in interest expense resulted primarily from an increase in the average balance of deposits from $291.7 million for the three months ended March 31, 2003 to $398.8 million for the three months ended March 31, 2004 and a $45.2 million increase in the average balance of FHLB advances from $93.9 million in 2003 to $139.2 million for the same period in 2004. This was partially reduced by a decrease in the average cost of our interest-bearing liabilities to 1.92% from 2.12%, reflecting the decrease in market rates of interest during the period. Interest expense on deposits increased $257,000, or 17.8%, to $1.7 million for the three months ended March 31, 2004 from $1.4 million for the same period in 2003. Interest expense on Federal Home Loan Bank advances increased $322,000, or 54.9%, to $908,000 for the three months ended March 31, 2004 from $586,000 for the three months ended March 31, 2003.

Net Interest Income. Net interest income before provision for loan losses increased $832,000, or 19.3%, to $5.1 million for the three months ended March 31, 2004 from $4.3 million for the three months ended March 31, 2003. The net interest spread decreased 32 basis points to 3.08%, while the net interest margin decreased 44 basis points during the period to 3.31%. The increase in net interest income primarily reflects the factors discussed above.

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

Provisions of $108,000 and $328,000 were made for the three months ended March 31, 2004 and 2003, respectively. The provision decreased by $220,000 due to continued low levels of charge-offs and nonperforming assets as well as slower growth in loans during the first quarter compared to the prior year’s first quarter. This growth continues to be achieved primarily through the use of independent loan originators.

10.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding decreased to .71% at March 31, 2004 from .75% at March 31, 2003. This decrease was primarily the result of a continued growth in the secured 1-4 family portion of the Bank’s loan portfolio adjusted for peer group data combined with current economic conditions. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2004 was maintained at a level that represented management’s best estimate of anticipated losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $93,000, or 39.1% to $331,000 for the three months ended March 31, 2004 from $238,000 for the three months ended March 31, 2003, primarily as a result of an increase of $53,000 in customer service fees on deposit accounts and an increase of $40,000 in mortgage loan prepayment penalties.

Noninterest Expense. Noninterest expense increased $557,000, or 21.8%, to $3.1 million for the three months ended March 31, 2004 from $2.6 million for the three months ended March 31, 2003. This increase was primarily the result of a $525,000 increase in salaries and employee benefits, a $40,000 increase in other administrative expenses and a $28,000 increase in occupancy and equipment expense. Data processing costs decreased $33,000 from the prior year.

Salaries and employee benefits represented 57.6% and 50.0% of total noninterest expense for the three months ended March 31, 2004 and March 31, 2003, respectively. Total salaries and employee benefits increased $525,000, or 41.5%, to $1.8 million for the three months ended March 31, 2004 from $1.3 million for the same period in 2003. The increase was primarily due to an increase of $152,000 in salary expense due to an increase of 18 full time equivalents including staffing for the new Rancho Bernardo branch facility, an increase of $139,000 in RRP compensation expense related to the establishment of the plan in April 2003 and ongoing expense, an increase of $76,000 in ESOP compensation expense resulting from an increase in the company’s stock price, and an increase of $60,000 in the bonus compensation expense for the quarter ended March 31, 2004 compared to the prior year’s first quarter.

Other administrative expenses increased $40,000 primarily as a result of increases in various miscellaneous accounts related to the continued growth of the bank.

Occupancy and equipment expense increased $28,000 due to the opening of a new branch facility at Rancho Bernardo in June, 2003.

11.

Data processing expense decreased $33,000 due to core conversion expenses incurred and completed in January, 2003.

Income Tax Expense. Income tax expense increased to $1.1 million for the three months ended March 31, 2004, from $708,000 for the three months ended March 31, 2003. This increase was primarily a result of an increase in pre-tax income. The effective tax rate was 44.8% and 41.1% for the three months ended March 31, 2004 and 2003, respectively.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At March 31, 2004, the total approved loan origination commitments outstanding amounted to $44.0 million. At the same date, unused lines of credit were $20.8 million and outstanding letters of credit totaled $10,000. Securities scheduled to mature in one year or less at March 31, 2004 totaled $5.0 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2004, totaled $145.5 million. Although the average cost of deposits has decreased throughout 2004, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank has the ability at March 31, 2004 to borrow an additional $97.2 million from the Federal Home Loan Bank of San Francisco as a funding source to meet commitments and for liquidity purposes.

12.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $80.0 million at March 31, 2004, or 12.3% of total assets on that date. As of March 31, 2004, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank’s regulatory capital ratios at March 31, 2004 were as follows: core capital 9.90%; Tier 1 risk-based capital, 16.43%; and total risk-based capital, 17.54%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

13.

New Accounting Pronouncements

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 2% may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2003, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was 1.9% and would result in a $14.4 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

14.

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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2003, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. On December 31, 2003, the yield on the three-month Treasury bill was 0.95%. As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended December 31, 2003.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$56,933	(23,960)	(30)%	9.40%	(319) bp
+ 200 bp	66,514	(14,378)	(18)%	10.74%	(185) bp
+ 100 bp	74,748	(6,145)	(8)%	11.83%	(76) bp
0 bp	80,892	—	—	12.59%	0 bp
– 100 bp	84,533	3,641	5%	12.99%	40 bp

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

15.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”) as of March 31, 2004 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and several other members of the company’s senior management. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting [as defined in Rule 13a-15(f) under the Act] that occurred during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
1/22/04-2/21/04	40,500	$22.07	40,500	483,800
2/22/04-3/21/04	191,300	$22.38	191,300	292,500
3/22/04-3/31/04	20,000	$22.32	20,000	272,500

16.

A 10% buyback totaling 524,300 shares was authorized by the company’s board of directors commencing on 8/22/2003 to be conducted at prevailing market prices. As of April 16, 2004 this 10% buyback was completed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

The Annual Meeting of Shareholders for First PacTrust Bancorp, Inc. was held on April 21, 2004 in Bonita, California. At that meeting the shareholders elected the following persons to three-year terms to the Board of Directors: Alvin L. Majors by a vote of 4,710,384 for and 59,746 withheld, and Donald A. Whitacre by a vote of 4,710,359 for and 59,771 withheld. Hans R. Ganz, Donald Purdy, Francis P. Burke and Kenneth W. Scholz also continue to serve as directors after the meeting.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a	)	Exhibits

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

(b	)	Reports on Form 8-K.

On February 3, 2004, the Company filed a current report on Form 8-K to announce fourth quarter earnings.

On February 3, 2004, the Company filed a current report on form 8K announcing a $.09 per share dividend payable March 26, 2004 to shareholders as of March 12, 2004.

On February 18, 2004, the Company filed a current report on Form 8K announcing the annual meeting of shareholders held on April 21, 2004.

17.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: May 7, 2004	/s/ Hans R. Ganz
Hans R. Ganz
President and Chief Executive Officer

Date: May 7, 2004	/s/ Regan Gallagher
Regan Gallagher
Senior Vice President/ Controller
(Principal Financial and Accounting Officer)

18.