Form 10-Q
period 2004-06-30
FIRST PACTRUST BANCORP INC
filed 2004-07-30
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 29, 2004 the Registrant had 4,695,900 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Cash and due from banks	$6,077	$6,705
Federal funds sold	1,285	1,110
Interest-bearing deposits	4,100	3,760

Total cash and cash equivalents	11,462	11,575

Interest-bearing deposit in other financial institution	700	500
Securities available-for-sale	5,554	6,419
Federal Home Loan Bank stock	7,622	8,293
Loans receivable, net of allowance of $4,409 and $4,232	629,430	587,251
Premises and equipment, net	5,292	5,372
Accrued interest receivable	2,278	2,121
Other assets	2,653	2,433

Total assets	$664,991	$623,964

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Non-interest-bearing	$13,668	$12,327
Interest-bearing	423,034	377,598

Total deposits	436,702	389,925

Advances from Federal Home Loan Bank	145,000	147,000
Accrued expenses and other liabilities	5,044	2,500

Total liabilities	586,746	539,425

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; June 30, 2004- 5,445,000 shares issued, 2003- 5,455,000 shares issued	54	55
Additional paid-in capital	65,008	64,966
Retained earnings	35,911	34,137
Treasury stock, at cost (June 30,2004 – 749,100 shares, 2003- 393,600 shares)	(15,981)	(8,016)
Unearned Employee Stock Ownership Plan shares (June 30, 2004- 317,400 shares, 2003- 338,560 shares)	(3,809)	(4,063)
Unearned employee stock award shares (June 30, 2004- 168,800 shares, 2003- 148,000 shares)	(2,958)	(2,591)
Accumulated other comprehensive income	20	51

Total stockholders’ equity	78,245	84,539

Total liabilities and stockholders’ equity	$664,991	$623,964

See accompanying notes to consolidated financial statements.

1.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income

(In thousands of dollars except share data)

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Interest and dividend income
Loans, including fees	$15,301	$12,773	$7,687	$6,665
Securities	96	285	47	131
Other interest-earning assets	173	135	93	65

Total interest income	15,570	13,193	7,827	6,861

Interest expense
Deposits	3,557	2,902	1,859	1,461
Federal Home Loan Bank advances	1,775	1,325	867	739

Total interest expense	5,332	4,227	2,726	2,200

Net interest income	10,238	8,966	5,101	4,661

Provision for loan losses	256	628	148	300

Net interest income after provision for loan losses	9,982	8,338	4,953	4,361

Noninterest income
Customer service fees	601	544	319	315
Net gain (loss) on sale of securities	27	0	27	0
Other income	155	20	106	11

Total noninterest income	783	564	452	326

Noninterest expense
Salaries and employee benefits	3,521	2,690	1,732	1,426
Occupancy and equipment expense	910	916	422	456
Advertising	168	208	110	143
Professional fees	177	166	75	119
Stationary, supplies, and postage	197	242	87	115
Data processing expense	386	397	193	171
ATM costs	242	261	126	148
Other general and administrative	554	526	303	278

Total noninterest expense	6,155	5,406	3,048	2,856

Income before income taxes	4,610	3,496	2,357	1,831

Income tax expense	1,984	1,493	926	785

Net income	$2,626	$2,003	$1,431	$1,046

Comprehensive income	$2,595	$1,866	$1,410	$968

Earnings per share
Basic	$.60	$.41	$.34	$.21

Diluted	$.59	$.41	$.33	$.21

See accompanying notes to consolidated financial statements.

2.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,626	$2,003
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	30	151
Provision for loan losses	256	628
Depreciation	234	155
FHLB stock dividends	(162)	(97)
ESOP compensation expense	464	358
Stock award compensation expense	310	95
Net change in:
Accrued interest receivable and other assets	(377)	(881)
Accrued interest payable and other liabilities	2,587	820

Net cash from operating activities	5,968	3,232

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(42,435)	(73,109)
Increase in other interest bearing assets	(200)	—
Purchase of FHLB stock	—	(1,308)
Redemption of FHLB stock	833	—
Purchase of securities available-for-sale	(5,498)	—
Sale of securities available-for-sale	5,012	—
Net gain on sale of securities available-for-sale	27	—
Principal repayments on mortgage-backed securities	1,267	3,718
Purchase of premises and equipment	(154)	(241)

Net cash from investing activities	(41,148)	(70,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	46,777	46,312
Net change in FHLB open line	2,000	4,400
Repayments of FHLB advances	(4,000)	(20,000)
Proceeds from FHLB advances	—	43,000
Purchase of treasury stock	(8,858)	(4,020)
Dividends paid on common stock	(852)	(550)

Net cash from financing activities	35,067	69,142

Net change in cash and cash equivalents	(113)	1,434

Cash and cash equivalents at beginning of period	11,575	11,506

Cash and cash equivalents at end of period	$11,462	$12,940

See accompanying notes to consolidated financial statements.

3.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars)

(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Unearned Stock Awards	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2004	$55	$64,966	$34,137	$(8,016)	$(4,063)	$(2,591)	$51	$84,539
Net income	—	—	2,626	—	—	—		2,626
Change in unrealized gain on securities available-for-sale	—	—	—	—	—	—	(31)	(31)
Forfeiture and retirement of Stock	(1)	(171)	—	(41)	—	212	—	(1)
Stock awards earned	—		—	—		310	—	310
Issuance of Stock Awards		(44)		933		(889)		—
Purchase of 397,300 shares of treasury stock	—	—	—	(8,858)	—	—		(8,858)
ESOP shares earned	—	210	—	—	254	—	—	464
Tax Benefit of RRP Shares Vesting		47						47
Dividends paid ($.19 per share)	—	—	(852)	—	—			(852)

Balance at June 30, 2004	$54	$65,008	$35,911	$(15,981)	$(3,809)	$(2,958)	$20	$78,245

4.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(table amounts in thousands of dollars)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) as of June 30, 2004 and December 31, 2003 and for the three-month and six-month periods ended June 30, 2004 and 2003. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Summary of Significant Accounting Policies

Nature of Operations: The only business of the Company is the ownership of the Bank. The Bank is a federally chartered stock savings bank and member of the Federal Home Loan Bank (FHLB) system, and maintains insurance on deposit accounts with the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation. The Bank is engaged in the business of retail banking, with operations conducted through its main office and eight branches located in the San Diego and Riverside counties in the State of California.

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

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned shares first reduces accrued interest and secondly principal.

6.

Note 5 – Employee Stock Compensation

SOP Plan: A Stock Option Plan (“SOP”) provides for issue of options to directors, officers, and employees. The Company adopted the SOP in April of 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. As of June 30, 2004 the Company has awarded 488,500 options net of 43,000 which were forfeited during 2004.

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

Date of grant (2004)	April 21	May 14
Options granted	101,050	5,000
Estimated fair value of options granted	$1.58	$2.02
Assumptions used:
Risk-free interest rate	3.52%	3.92%
Expected option life	5 years	5 years
Expected stock price volatility	4.93%	5.71%
Expected dividend yield	2.07%	2.01%

The Corporation applies Accounting Principles Board (APB) Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Corporation’s net income and earnings per share would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	June 30, 2004 Three Months Ended	June 30, 2004 Six Months Ended	June 30, 2003 Three Months Ended	June 30, 2003 Six Months Ended

Net income as reported	$1,431	$2,626	$1,046	$2,003
Pro forma net income	1,350	$2,588	997	1,954
Earnings per share as reported
Basic	.34	.60	.21	.41
Diluted	.33	.59	.21	.41
Pro forma earnings per share
Basic	.33	.59	.20	.40
Diluted	.32	.57	.20	.40

7.

RRP Plan: A Recognition and Retention Plan (“RRP”) provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares as of the market value at date of grant. Pursuant to its 2003 stock-based incentive plan, the Company awarded 170,000 shares of restricted stock during 2003 and 43,800 during 2004. Of these awarded shares, 12,000 shares were forfeited during 2004. These shares vest over a five year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity. Compensation expense for restricted stock awards totaled approximately $172,000 for the three months ended June 30, 2004 and $310,000 for the six months ended June 30, 2004. Compensation expense for restricted stock awards totaled $47,000 for the three months ended June 30, 2003 and $95,000 for the six months ended June 30, 2003.

Note 6 – Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Net income as reported	$1,431	$2,626	$1,046	$2,003
Weighted average common shares outstanding	4,254,640	4,390,453	4,879,675	4,896,720

Basic earnings per share	$.34	$.60	$.21	$.41

Earnings per share assuming dilution
Net income available to common shareholders	$1,269	$2,464	$1,046	$2,003

Weighted average common shares outstanding	4,254,640	4,390,453	4,879,675	4,896,720
Dilutive effect of stock options	49,263	55,111	6,980	—
Dilutive effect of stock awards	17,702	19,035	2,961	—

Average common shares and dilutive potential common shares	4,321,605	4,464,600	4,889,616	4,896,720

Diluted earnings per share	$.33	$.59	$.21	$.41

The effect of stock options and stock awards was not included in the calculation of diluted earnings per share for the six months ended June 30, 2003 because to do so would have been anti-dilutive.

8.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at June 30, 2004 to its financial condition at December 31, 2003 and the results of operations for the three-month and six-month periods ended June 30, 2004 to the same periods in 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

The Company’s total assets increased by $41.0 million, or 6.6%, to $665.0 million at June 30, 2004 from $624.0 million at December 31, 2003. The increase reflected growth in loans receivable which was funded by an increase in deposits. Net loans increased by $42.2 million, or 7.2%, to $629.4 million at June 30, 2004 from $587.3 million at December 31, 2003. Our increase in loans resulted from increased volume of one- to four- family mortgage loan originations largely due to the continued low interest rate environment. The Company continues to utilize brokers as a primary source of loan growth.

Total deposits increased by $46.8 million, or 12.0%, to $436.7 million at June 30, 2004 from $389.9 million at December 31, 2003. The increase primarily reflected growth in certificates of deposit, NOW accounts and savings accounts due to the opening of a new branch in July of 2003 and increased advertising. Certificates of deposit increased $19.7 million, or 9.7%, to $223.1 million and NOW accounts increased by $14.8 million or 26.6%. Savings accounts increased by $5.7 million, or 10.8% to $58.6 million. The $19.7 increase in certificates of deposit was primarily the result of institutional jumbo certificates of deposit.

Federal Home Loan Bank advances decreased $2.0 million, or 1.4%, to $145.0 million at June 30, 2004 from $147.0 million at December 31, 2003 primarily due a $3.0 million advance maturing in April, 2004 as well as increased growth in total deposits.

Equity decreased $6.2 million to $78.3 million at June 30, 2004 from $84.5 million at December 31, 2003. The decrease resulted from the purchase of 397,300 shares of treasury stock for $8.9 million, the payment of dividends of $852,000, and ESOP and stock awards earned of $564,000. This was supplemented by $2.6 million of income earned during the six months ended June 30, 2004.

Comparison of Operating Results for the Six Months Ended June 30, 2004 and 2003

General. Net income for the six months ended June 30, 2004 was $2.6 million, an increase of $623,000, or 31.1%, from the six months ended June 30, 2003. The increase in net income resulted from the fluctuations described below.

Interest income. Interest income increased by $2.4 million, or 18.0%, to $15.6 million for the six months ended June 30, 2004 from $13.2 million for the six months ended June 30, 2003.

9.

The primary factor for the increase in interest income was an increase in the average loans receivable balance of $159.9 million, or 35.4%, from $451.2 million for the six months ended June 30, 2003 to $611.1 million for the six months ended June 30, 2004. The increase was primarily the result of loan originations exceeding repayments due to strong demand, reflecting generally low interest rates in the first and second quarter of 2004. A 61 basis point decrease in the average yield on loans receivable, from 5.66% for the six months ended June 30, 2003 to 5.04% for the six months ended June 30, 2004, negatively impacted interest income, and was primarily due to the continued strong refinance market due to lower market rates of interest.

Interest income on securities decreased by $189,000, or 66.3%, to $96,000 for the six months ended June 30, 2004 due to the overall decrease in the securities portfolio resulting from both maturities and sales of securities. The average yield on the securities portfolio decreased from 3.5% for the six months ended June 30, 2003 to $3.4% for the six months ended June 30, 2004.

Interest Expense. Interest expense increased $1.1 million, or 26.1%, to $5.3 million for the six months ended June 30, 2004. The increase in interest expense resulted primarily from an increase in market interest rates as well as an increase in the average balance of deposits from $300.2 million for the six months ended June 30, 2003 to $405.6 million for the six months ended June 30, 2004 and a $38.1 million increase in the average balance of FHLB advances from $102.2 million for the first six months of 2003 to $141.2 million for the same period in 2004. This was partially reduced by a decrease in the average cost of our interest-bearing liabilities to 1.96% from 2.10% due to maturing CD’s rolling into new lower yielding products. Interest expense on deposits increased $655,000, or 22.6%, to $3.6 million for the six months ended June 30, 2004 from $2.9 million for the same period in 2003. Interest expense on Federal Home Loan Bank advances increased $450,000, or 34.0%, to $1.8 million for the six months ended June 30, 2004 from $1.3 million for the six months ended June 30, 2003.

Net Interest Income. Net interest income before provision for loan losses increased $1.3 million, or 14.2%, to $10.2 million for the six months ended June 30, 2004 from $8.9 million for the six months ended June 30, 2003. Net interest income was negatively impacted by a decrease in the net interest spread of 38 basis points to 3.00% and a decrease in the net interest margin of 47 basis points during the period to 3.26%. The increase in net interest income primarily reflects the factors discussed above.

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

10.

Provisions of $256,000 and $628,000 were made for the six months ended June 30, 2004 and 2003, respectively. The provision decreased by $372,000 due to continued low levels of charge-offs and nonperforming assets as well as slower growth in loans during the first and second quarter of 2004 compared to the same period in 2003.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding decreased to .70% at June 30, 2004 from .73% at June 30, 2003. This decrease was primarily the result of a continued growth in the secured 1-4 family portion of the Bank’s loan portfolio adjusted for peer group data combined with current economic conditions. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2004 was maintained at a level that represented management’s best estimate of anticipated losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $219,000, or 38.8% to $783,000 for the six months ended June 30, 2004 from $564,000 for the six months ended June 30, 2003, primarily as a result of an increase of $117,000 in mortgage loan prepayment penalties, an increase of $57,000 in customer service fees on deposit accounts, and a $27,000 gain made on the sale of securities during the second quarter of 2004.

Noninterest Expense. Noninterest expense increased $749,000, or 13.9%, to $6.2 million for the six months ended June 30, 2004 from $5.4 million for the six months ended June 30, 2003. This increase was primarily the result of a $831,000 increase in salaries and employee benefits, and a $12,000 increase in other administrative expenses. Stationary, supplies and postage expenses decreased $45,000 and data processing and Atm costs decreased by $30,000 due to core system conversion expenses incurred in 2003.

Salaries and employee benefits represented 57.2% and 49.8% of total noninterest expense for the six months ended June 30, 2004 and June 30, 2003, respectively. Total salaries and employee benefits increased $831,000, or 30.9%, to $3.5 million for the six months ended June 30, 2004 from $2.7 million for the same period in 2003. The increase was primarily due to an increase of $233,000 in salary expense due to an increase of 18 full time equivalents including staffing for the new Rancho Bernardo branch facility and an increase of $216,000 in RRP compensation expense related to the establishment of the plan in April 2003 and additional awards made in 2004. Other contributing factors included an increase of $136,000 in the bonus compensation expense, an increase of $133,000 in employee taxes and health insurance, and an increase of $113,000 in ESOP compensation expense resulting from an increase in the company’s stock price for the period ended June 30, 2004 compared to the same period in 2003.

11.

Income Tax Expense. Income tax expense increased to $2.0 million for the six months ended June 30, 2004, from $1.5 million for the six months ended June 30, 2003. This increase was primarily a result of an increase in pre-tax income. The effective tax rate was 39.3% and 42.7% for the six months ended June 30, 2004 and 2003, respectively.

Comparison of Operating Results for the Three Months Ended June 30, 2004 and 2003

General. Net income for the three months ended June 30, 2004 was $1.4 million, an increase of $385,000, or 36.8%, from the three months ended June 30, 2003. The increase in net income resulted from the fluctuations described below.

Interest income. Interest income increased by $966,000, or 14.1%, to $7.8 million for the three months ended June 30, 2004 from $6.9 million for the three months ended June 30, 2003. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $150.3 million, or 31.8%, from $472.1 million for the three months ended June 30, 2003 to $622.4 million for the quarter ended June 30, 2004. The increase was primarily the result of loan originations exceeding repayments due to strong demand, reflecting generally low interest rates in the first and second quarter of 2004. A 69 basis point decrease in the average yield on loans receivable, from 5.65% for the three months ended June 30, 2003 to 4.96% for the three months ended June 30, 2004, negatively impacted interest income, and was primarily due to the continued strong refinance market due to lower market rates of interest.

Interest income on securities decreased by $84,000, or 64.1%, to $47,000 for the three months ended June 30, 2004 due to the overall decrease in the securities portfolio resulting from both maturities and sales of securities. The average yield on the securities portfolio was 3.5% for the three months ended June 30, 2004 compared to 3.37% for the same period in 2003.

Interest Expense. Interest expense increased $526,000, or 23.9%, to $2.7 million for the three months ended June 30, 2004. The increase in interest expense resulted primarily from an increase in market interest rates and the average balance of deposits as compared to the prior year’s quarter from $308.7 million for the three months ended June 30, 2003 to $419.7 million for the three months ended June 30, 2004, and a $30.5 million increase in the average balance of FHLB advances from $110.4 million in 2003 to $140.9 million for the same period in 2004. This was partially reduced by a decrease in the average cost of our interest-bearing liabilities to 1.96% from 2.08% due to maturing CD’s rolling into new lower yielding products. Interest expense on deposits increased $398,000, or 27.2%, to $1.9 million for the three months ended June 30, 2004 from $1.5 million for the same period in 2003. Interest expense on Federal Home Loan Bank advances increased $128,000, or 17.3%, to $867,000 for the three months ended June 30, 2004 from $739,000 for the three months ended June 30, 2003.

Net Interest Income. Net interest income before provision for loan losses increased $440,000, or 9.4%, to $5.1 million for the three months ended June 30, 2004 from $4.7 million for the three months ended June 30, 2003. The net interest spread decreased 44 basis points to 2.92%, while the net interest margin decreased 52 basis points during the period to 3.18%. The increase in net interest income primarily reflects the factors discussed above.

12.

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

Provisions of $148,000 and $300,000 were made for the three months ended June 30, 2004 and 2003, respectively. The provision decreased by $152,000 due to continued low levels of charge-offs and nonperforming assets as well as well as slower growth in loans during the second quarter of 2004.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding decreased to .70% at June 30, 2004 from ..73% at June 30, 2003. This decrease was primarily the result of continued growth in the secured 1-4 family portion of the Bank’s loan portfolio adjusted for peer group data combined with current economic conditions. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2004 was maintained at a level that represented management’s best estimate of anticipated losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $126,000, or 38.7% to $452,000 for the three months ended June 30, 2004 from $326,000 for the three months ended June 30, 2003, primarily as a result of an increase of $76,000 in mortgage loan prepayment penalties and $27,000 in net gain on sale of securities.

Noninterest Expense. Noninterest expense increased $192,000, or 6.7%, to $3.0 million for the three months ended June 30, 2004 from $2.9 million for the three months ended June 30, 2003. This increase was primarily the result of a $306,000 increase in salaries and employee benefits, offset by a $34,000 decrease in occupancy and equipment expense, a $28,000 decrease in general and other administrative expenses, a $28,000 decrease in stationary, supplies and postage expenses, and a $24,000 decrease in advertising and professional expense.

13.

Salaries and employee benefits represented 56.8% and 49.9% of total noninterest expense for the three months ended June 30, 2004 and June 30, 2003, respectively. Total salaries and employee benefits increased $306,000, or 21.5%, to $1.7 million for the three months ended June 30, 2004 from $1.4 million for the same period in 2003. The increase was primarily due to an increase of $81,000 in salary expense due to an increase of 18 full time equivalents including staffing for the new Rancho Bernardo branch facility. Other contributing factors included an increase of $77,000 in the bonus compensation expense for the quarter ended June 30, 2004, an increase of $77,000 in ESOP compensation expense resulting from an increase in the company’s stock price, compared to the same period of 2003 and an increase of $34,000 in employee taxes, health insurance and other benefits. Additionally, an increase of $37,000 in RRP compensation expense was incurred related to the establishment of the RRP plan in April 2003 and ongoing expense of the plan.

Income Tax Expense. Income tax expense increased to $926,000 for the three months ended June 30, 2004, from $785,000 for the three months ended June 30, 2003. This increase was primarily a result of an increase in pre-tax income. The effective tax rate was 41.15% and 42.9% for the three months ended June 30, 2004 and 2003, respectively.

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

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, Federal Home Loan Bank advances, amortization, prepayments, and maturities of outstanding loans and mortgage-backed securities; maturities of investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base and provide funds for its lending activities and to enhance its interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At June 30, 2004, the total approved loan origination commitments outstanding amounted to $13.1 million. At the same date, unused lines of credit were $21.7 million and

14.

outstanding letters of credit totaled $20,000. There are no securities scheduled to mature in one year or less as of June 30, 2004. Certificates of deposit scheduled to mature in one year or less at June 30, 2004, totaled $138.4 million. Although the average cost of deposits has decreased throughout 2004, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank has the ability at June 30, 2004 to borrow an additional $109.4 million from the Federal Home Loan Bank of San Francisco as a funding source to meet commitments and for liquidity purposes.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $78.2 million at June 30, 2004, or 11.8% of total assets on that date. As of June 30, 2004, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank’s regulatory capital ratios at June 30, 2004 were as follows: core capital 9.98%; Tier 1 risk-based capital, 15.92%; and total risk-based capital, 16.99%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

15.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. As of March 31, 2004, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 200 basis point increase in interest rates was 2.3% and would result in a $18.1 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results.

16.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2004, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. On March 31, 2004, the yield on the three-month Treasury bill was 0.95%. As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended March 31, 2004.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$50,137	(31,003)	(38)%	7.99%	(413	) bp
+ 200 bp	63,070	(18,071)	(22)%	9.80%	(232	) bp
+ 100 bp	73,741	(7,399)	(9)%	11.21%	(91	) bp
0 bp	81,140	—	—	12.12%	0	bp
- 100 bp	85,032	3,892	5%	12.55%	42	bp

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

17.

Item	4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”) as of June 30, 2004 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and several other members of the company’s senior management. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting [as defined in Rule 13a-15(f) under the Activities] that occurred during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company intends to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve the Company’s controls and procedures over time and to correct any deficiencies that the Company may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While the Company believes that the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM	2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
4/1/04-4/30/04	85,500	$22.47	85,500	—
5/1/04-5/30/04	—	—	—	237,895
5/1/04-6/30/04	60,000	$21.65	60,000	177,895

18.

A 10% buyback totaling 524,300 shares was authorized by the company’s board of directors commencing on August 22, 2003 to be conducted at prevailing market prices. As of April 16, 2004 this 10% buyback was completed. On May 17, 2004, a 5% buyback totaling 237,895 shares was authorized by the Company’s board of directors commencing on May 17, 2004 to be conducted at prevailing market prices.

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

On April 13, the Company filed a current report on Form 8K announcing that it completed the repurchase of 524,300 shares of its common stock.

On April 23, the Company filed a current report on Form 8K to announce first quarter earnings.

On May 17, the Company filed a current report on Form 8K to announce its intention to repurchase up to 5% of its common stock outstanding.

On May 18, the Company filed a current report on Form 8K declaring a dividend of 10 cents per share, payable June 25 to shareholders as of June 4, 2004.

19.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: July 30, 2004	/s/ Hans R. Ganz
Hans R. Ganz
President and Chief Executive Officer

Date: July 30, 2004	/s/ Regan Gallagher
Regan Gallagher
Senior Vice President/ Controller
(Principal Financial and Accounting
Officer)

20.