Form 10-Q
period 2004-09-30
FIRST PACTRUST BANCORP INC
filed 2004-11-09
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 4, 2004 the Registrant had 4,644,900 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$5,180	$6,705
Federal funds sold	975	1,110
Interest-bearing deposits	7,278	3,760

Total cash and cash equivalents	13,433	11,575

Interest-bearing deposit in other financial institution	700	500
Securities available-for-sale	98	6,419
Federal Home Loan Bank stock	7,713	8,293
Loans receivable, net of allowance of $4,605 and $4,232	643,914	587,251
Premises and equipment, net	5,176	5,372
Accrued interest receivable	2,221	2,121
Other assets	1,301	2,433

Total assets	$674,556	$623,964

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Non-interest-bearing	$14,577	$12,327
Interest-bearing	435,869	377,598

Total deposits	450,446	389,925

Advances from Federal Home Loan Bank	142,500	147,000
Accrued expenses and other liabilities	3,230	2,500

Total liabilities	596,176	539,425

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; September 30, 2004- 5,445,000 shares issued, 2003- 5,455,000 shares issued	54	55
Additional paid-in capital	65,127	64,966
Retained earnings	36,818	34,137
Treasury stock, at cost (September 30, 2004 – 800,100 shares, 2003- 393,600 shares)	(17,180)	(8,016)
Unearned Employee Stock Ownership Plan shares (September 30, 2004- 306,820 shares, 2003- 338,560 shares)	(3,682)	(4,063)
Unearned employee stock award shares (September 30, 2004- 153,649 shares, 2003- 148,000 shares)	(2,776)	(2,591)
Accumulated other comprehensive income	19	51

Total stockholders’ equity	78,380	84,539

Total liabilities and stockholders’ equity	$674,556	$623,964

See accompanying notes to consolidated financial statements.

1.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income

(In thousands of dollars except share data)

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Interest and dividend income
Loans, including fees	$23,214	$19,552	$7,913	$6,779
Securities	99	373	3	88
Other interest-earning assets	285	218	112	83

Total interest income	23,598	20,143	8,028	6,950

Interest expense
Deposits	5,556	4,397	1,999	1,495
Federal Home Loan Bank advances	2,695	2,216	920	891

Total interest expense	8,251	6,613	2,919	2,386

Net interest income	15,347	13,530	5,109	4,564

Provision for loan losses	450	1,063	194	435

Net interest income after provision for loan losses	14,897	12,467	4,915	4,129

Noninterest income
Customer service fees	914	809	313	286
Net gain on sale of securities	93	0	66	0
Other income	213	138	58	98

Total noninterest income	1,220	947	437	384

Noninterest expense
Salaries and employee benefits	5,257	4,239	1,736	1,549
Occupancy and equipment expense	1,346	1,376	436	460
Advertising	245	323	77	115
Professional fees	229	220	53	48
Stationary, supplies, and postage	285	346	88	104
Data processing expense	584	600	198	203
ATM costs	367	377	125	116
Other general and administrative	804	819	249	299

Total noninterest expense	9,117	8,300	2,962	2,894

Income before income taxes	7,000	5,114	2,390	1,619

Income tax expense	3,017	2,142	1,033	649

Net income	$3,983	$2,972	$1,357	$970
Comprehensive income	$3,951	$2,787	$1,356	$922

Earnings per share
Basic	$.92	$.61	$.32	$.20

Diluted	$.90	$.61	$.32	$.20

See accompanying notes to consolidated financial statements.

2.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,983	$2,972
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	32	201
Provision for loan losses	450	1,063
Depreciation	352	296
FHLB stock dividends	(253)	(156)
ESOP compensation expense	713	571
Stock award compensation expense	492	237
Net change in:
Accrued interest receivable and other assets	1,032	(3,114)
Accrued interest payable and other liabilities	705	1,718

Net cash from operating activities	7,506	3,788

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(57,112)	(150,535)
Increase in other interest bearing assets	(200)	—
Purchase of FHLB stock	—	(3,559)
Redemption of FHLB stock	833	—
Purchase of securities available-for-sale	(5,498)	—
Sale of securities available-for-sale	10,463	—
Net gain on sale of securities available-for-sale	93	—
Principal repayments on mortgage-backed securities	1,269	9,684
Purchase of premises and equipment	(156)	(553)

Net cash from investing activities	(50,308)	(144,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	60,521	79,030
Net change in FHLB open line	2,500	51,300
Repayments of FHLB advances	(14,000)	(20,000)
Proceeds from FHLB advances	7,000	43,000
Purchase of treasury stock	(10,059)	(4,020)
Dividends paid on common stock	(1,302)	(890)

Net cash from financing activities	44,660	148,420

Net change in cash and cash equivalents	1,858	7,245

Cash and cash equivalents at beginning of period	11,575	11,506

Cash and cash equivalents at end of period	$13,433	$18,751

See accompanying notes to consolidated financial statements.

3.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars)

(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Unearned Stock Awards	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2004	$55	$64,966	$34,137	$(8,016)	$(4,063)	$(2,591)	$51	$84,539
Net income	—	—	3,983	—	—	—		3,983
Change in unrealized gain on securities available-for-sale	—	—	—	—	—	—	(32)	(32)
Forfeiture and retirement of Stock	(1)	(171)	—	(41)	—	212	—	(1)
Stock awards earned	—	—	—	—		492	—	492
Issuance of Stock Awards		(47)		936		(889)		—
Purchase of 448,300 shares of treasury stock	—	—	—	(10,059)	—	—		(10,059)
ESOP shares earned	—	332	—	—	381	—	—	713
Tax Benefit of RRP Shares Vesting		47						47
Dividends paid ($.30 per share)	—	—	(1,302)	—	—			(1,302)

Balance at September 30, 2004	$54	$65,127	$36,818	$(17,180)	$(3,682)	$(2,776)	$19	$78,380

See accompanying notes to consolidated financial statements.

4.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(table amounts in thousands of dollars)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) as of September 30, 2004 and December 31, 2003 and for the three-month and nine-month periods ended September 30, 2004 and 2003. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

EITF 03-1, Other-Than-Temporary Impairment

In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a final FASB Staff Position, FSP EITF Issue 03-01-1, which delays the effective date for the measurement and recognition guidance of EITF 03-01. We are currently evaluating the impact of adopting EITF 03-01.

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

6.

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. Dividends on allocated and/or unearned shares first reduces accrued interest and secondly principal.

Note 5 – Employee Stock Compensation

SOP Plan: A Stock Option Plan (“SOP”) provides for issue of options to directors, officers, and employees. The Company adopted the SOP in April of 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. As of September 30, 2004 the Company has awarded 488,500 options net of 43,000 which were forfeited during 2004.

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

	September 30, 2004		September 30, 2003
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Net income as reported	$1,357	$3,983	$970	$2,972
Pro forma net income	1,335	3,923	952	2,942
Earnings per share as reported
Basic	.32	.92	.20	.61
Diluted	.32	.90	.20	.61
Pro forma earnings per share
Basic	.32	.91	.20	.61
Diluted	.31	.89	.20	.61

RRP Plan: A Recognition and Retention Plan (“RRP”) provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares as of the market value at date of grant. Pursuant to its 2003 stock-based incentive plan, the Company awarded 170,000 shares of restricted stock during 2003 and 43,800 during 2004. Of these awarded shares, 12,000 shares were forfeited during 2004. These shares vest over a five year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity. Compensation expense for restricted stock awards totaled approximately $181,000 for the three months ended September 30, 2004 and $492,000 for the nine months ended September 30, 2004. Compensation expense for restricted stock awards totaled approximately $142,000 for the three months ended September 30, 2003 and $236,000 for the nine months ended September 30, 2003.

7.

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

	Three Months Ended Sept 30, 2004	Nine Months Ended Sept 30, 2004	Three Months Ended Sept 30, 2003	Nine Months Ended Sept 30, 2003
Net income as reported (in thousands)	$1,357	$3,983	$970	$2,972

Weighted average common shares outstanding	4,200,624	4,325,774	4,732,250	4,841,294

Basic earnings per share	$.32	$.92	$.20	$.61

Earnings per share assuming dilution
Net income available to common shareholders	$1,357	$3,983	$970	$2,972

Weighted average common shares outstanding	4,200,624	4,325,774	4,732,250	4,841,294

Dilutive effect of stock options	69,806	60,366	34,987	6,098
Dilutive effect of stock awards	23,954	20,850	13,414	3,621

Average common shares and dilutive potential common shares	4,294,384	4,406,990	4,780,651	4,851,013

Diluted earnings per share	$.32	$.90	$.20	$.61

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company) at September 30, 2004 to its financial condition at December 31, 2003 and the results of operations for the three-month and nine-month periods ended September 30, 2004 to the same periods in 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

8.

The Company is a community-oriented financial institution deriving substantially all of its revenue from providing banking services to individuals within its market area, primarily San Diego County and portions of Riverside County, CA. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to maintain and grow net interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and surrounding areas. The Company’s primary market risk exposure is interest rate risk. Interest rate risk is the exposure of net interest income to changes in interest rates.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

The Company’s total assets increased by $50.6 million, or 8.1%, to $674.6 million at September 30, 2004 from $624.0 million at December 31, 2003. The increase primarily reflected growth in loans receivable which was funded by an increase in deposits. Net loans increased by $56.7 million, or 9.7%, to $643.9 million at September 30, 2004 from $587.3 million at December 31, 2003. The increase in loans resulted from originations of one- to four- family mortgage loan originations largely due to the continued low interest rate environment. The Company continues to utilize brokers as a primary source of loan growth.

Investments decreased by $6.3 million to $98,000 from $6.4 million at December 31, 2003 due to primarily to the sale of securities in 2004.

Total deposits increased by $60.5 million, or 15.5% to $450.4 million at September 30, 2004 from $389.9 million at December 31, 2003. The increase primarily reflected growth in certificates of deposit, NOW accounts and money market deposit accounts due to the opening of a new branch in July of 2003, increased advertising, and new products offered. Certificates of deposit increased $28.5 million, or 14.0%, to $231.9 million primarily due to increased institutional jumbo certificates of deposit and additional $7.0 million in brokered certificates of deposits. NOW accounts increased by $14.9 million or 26.7% due primarily to growth in a new high yield checking account offered. Money market deposit accounts also increased by $10.7 million, or 16.4%, to $76.3 million.

Federal Home Loan Bank advances decreased $4.5 million, or 3.1%, to $142.5 million at September 30, 2004 from $147.0 million at December 31, 2003 primarily due to advances of $14.0 maturing during the three month period ending September 30, 2004. Additionally, $7.0 million of new fixed rate FHLB advances were obtained during the third quarter. Increased deposit growth also helped fund loan growth reducing the amount of additional advances needed during the period. The Company interchanges the use of deposits or borrowings to fund assets depending on various factors including liquidity and asset liability management.

Equity decreased $6.2 million to $78.4 million at September 30, 2004 from $84.5 million at December 31, 2003. The decrease resulted from the purchase of 448,300 shares of treasury stock for $10.1 million, the payment of dividends of $1.3 million, which was supplemented by $4.0 million of income earned during the nine months ended September 30, 2004.

9.

Comparison of Operating Results for the Nine Months Ended September 30, 2004 and 2003

General. Net income for the nine months ended September 30, 2004 was $4.0 million, an increase of $1.0 million, or 34.0%, from the nine months ended September 30, 2003. The increase in net income resulted from the fluctuations described below.

Interest income. Interest income increased by $3.5 million, or 17.2%, to $23.6 million for the nine months ended September 30, 2004 from $20.1 million for the nine months ended September 30, 2003. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $144.9 million, or 30.7%, from $472.7 million for the nine months ended September 30, 2003 to $617.6 million for the nine months ended September 30, 2004. The increase was primarily the result of loan originations exceeding repayments due to strong demand, reflecting generally low interest rates in 2004. The growth consisted primarily of increases in single family and multifamily mortgages. The Company advertises in the local marketplace, offers competitive rates and does not expect the composition of the loan growth to change. A 50 basis point decrease in the average yield on loans receivable, from 5.51% for the nine months ended September 30, 2003 to 5.01% for the nine months ended September 30, 2004, negatively impacted interest income, and was primarily due to the continued strong refinance market due to lower market rates of interest. Contributing to this decrease was also the rollover of the Company’s significant adjustable rate loan portfolio adjusting downward from the higher rates a few years ago.

Interest income on securities decreased by $274,000, or 73.5%, to $99,000 for the nine months ended September 30, 2004 due to the overall decrease in the portfolio resulting primarily from sales of securities of $10.5 million. The average yield on the securities portfolio increased slightly from 3.34% for the nine months ended September 30, 2003 to 3.35% for the nine months ended September 30, 2004 as a result of the significant decrease in the average balance of the portfolio.

Interest Expense. Interest expense increased $1.6 million, or 24.8%, to $8.3 million for the nine months ended September 30, 2004. The increase in interest expense resulted primarily from an increase of $105.5 million in the average balance of deposits for the nine months ended September 30, 2003 to $413.0 million for the nine months ended September 30, 2004, and a $27.7 million increase in the average balance of FHLB advances from $114.7 million for the first nine months of 2003 to $142.5 million for the same period in 2004. This was partially reduced by a decrease in the average cost of our interest-bearing liabilities from 2.09% to 1.99% primarily due to maturing CD’s rolling into new lower yielding products. Interest expense on deposits increased $1.2 million, or 26.4%, to $5.6 million for the nine months ended September 30, 2004 from $4.4 million for the same period in 2003. Interest expense on Federal Home Loan Bank advances increased $479,000, or 21.6%, to $2.7 million for the nine months ended September 30, 2004 from $2.2 million for the nine months ended September 30, 2003.

Net Interest Income. Net interest income before provision for loan losses increased $1.8 million, or 13.4%, to $15.3 million for the nine months ended September 30, 2004 from $13.5 million for the nine months ended September 30, 2003 as a result of the factors discussed above. The overall increase in net interest income was negatively impacted by a decrease in the net interest spread of 32 basis points to 2.95% and a decrease in the net interest margin of 39 basis points during the period to 3.21%. The overall increase in net interest income primarily reflects the factors discussed above. The Company is not currently expecting the net interest margin to increase in the near term.

10.

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

Provisions of $450,000 and $1,063,000 were made for the nine months ended September 30, 2004 and 2003, respectively. Although a net increase in loans has occurred during the nine months ended September 30, 2004, the provision decreased by $613,000 over the prior year due to slower growth in loans in 2004 compared to the same period in 2003 as well as continued low levels of charge-offs and nonperforming assets.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding remained equal to the prior period at .71%. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2004 was maintained at a level that represented management’s best estimate of anticipated losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $273,000, or 28.8% to $1.2 million for the nine months ended September 30, 2004 from $947,000 for the nine months ended September 30, 2003, primarily as a result of an increase of $105,000 in customer service fees on deposit accounts, a $93,000 gain made on the sale of securities during the second quarter and third quarter of 2004 and an increase of $80,000 in mortgage loan prepayment penalties.

Noninterest Expense. Noninterest expense increased $817,000, or 9.8%, to $9.1 million for the nine months ended September 30, 2004 from $8.3 million for the nine months ended September 30, 2003. This increase was primarily the result of a $1.0 million increase in salaries and employee benefits decreased by a reduction in advertising expenses of $78,000.

11.

Salaries and employee benefits represented 57.7% and 51.1% of total noninterest expense for the nine months ended September 30, 2004 and September 30, 2003, respectively. Total salaries and employee benefits increased $1.0 million, or 24.0%, to $5.3 million for the nine months ended September 30, 2004 from $4.2 million for the same period in 2003. The increase was primarily due to an increase of $272,000 in salary expense due to an increase of 18 full time equivalents including staffing for the new Rancho Bernardo branch facility and an increase of $255,000 in RRP compensation expense related to the establishment of the plan in April 2003 and additional awards made in 2004. Other contributing factors included an increase of $206,000 in the bonus compensation expense due to changes in the bonus structure from the prior period, an increase of $149,000 in ESOP compensation expense resulting from an increase in the company’s stock price for the period ended September 30, 2004 compared to the same period in 2003, and an increase of $118,000 in employee taxes, health insurance and other employee benefits resulting primarily from the increase in number of employees.

Advertising expenses decreased $78,000 as a result of higher expenses incurred in the prior year for advertising and promotional item purchases for the opening of the new Rancho Bernardo branch facility in 2003.

Income Tax Expense. Income tax expense increased by $875,000 to $3.0 million for the nine months ended September 30, 2004, from $2.1 million for the nine months ended September 30, 2003. This increase was primarily a result of an increase in pre-tax income. The effective tax rate was 43.1% and 41.9% for the nine months ended September 30, 2004 and 2003, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

General. Net income for the three months ended September 30, 2004 was $1.4 million, an increase of $387,000, or 39.9%, from the three months ended September 30, 2003. The increase in net income resulted from the fluctuations described below.

Interest income. Interest income increased by $1.1 million, or 15.5%, to $8.0 million for the three months ended September 30, 2004 from $7.0 million for the three months ended September 30, 2003. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $111.3 million, or 21.1%, from $526.7 million for the three months ended September 30, 2003 to $638.0 million for the quarter ended September 30, 2004. The increase was primarily the result of loan originations exceeding repayments due to strong demand, reflecting generally low interest rates in 2004. A 19 basis point decrease in the average yield on loans receivable, from 5.15% for the three months ended September 30, 2003 to 4.96% for the three months ended September 30, 2004, negatively impacted interest income, and was primarily due to the continued strong refinance market due to lower market rates of interest. The growth consisted primarily of increases in single family and multifamily mortgages. The Company advertises in the local marketplace, offers competitive rates and does not expect the composition or growth of the loan portfolio to change.

Interest income on securities decreased by $85,000, or 96.6%, to $3,000 for the three months ended September 30, 2004 due to the overall decrease in the securities portfolio

12.

resulting primarily from sales of securities of $10.5 million. The average yield on the securities portfolio was 0.84% for the three months ended September 30, 2004 compared to 3.00% for the same period in 2003 again due to the decline in the securities portfolio.

Interest Expense. Interest expense increased $533,000, or 22.3%, to $2.9 million for the three months ended September 30, 2004. The increase in interest expense resulted primarily from an increase in market interest rates compared to the same period in the prior year and an increase in the average balance of deposits and FHLB advances as compared to the prior year’s quarter. The average balance of deposits increased from $329.0 million for the three months ended September 30, 2003 to $428.6 million for the three months ended September 30, 2004. Interest expense on deposits increased $504,000, or 33.7%, to $2.0 million for the three months ended September 30, 2004 from $1.5 million for the same period in 2003. Interest expense on Federal Home Loan Bank advances increased $29,000, or 3.3%, to $920,000 for the three months ended September 30, 2004 from $891,000 for the three months ended September 30, 2003. The average balance of FHLB advances increased $4.9 million from $140.4 million in 2003 to $145.3 million for the same period in 2004. The average cost of the Company’s interest-bearing liabilities remained equal at 2.04% for both quarters.

Net Interest Income. Net interest income before provision for loan losses increased $545,000, or 11.9%, to $5.1 million for the three months ended September 30, 2004 from $4.6 million for the three months ended September 30, 2003. The net interest spread decreased 12 basis points to 2.84%, while the net interest margin decreased 18 basis points during the period to 3.12%. The increase in net interest income primarily reflects the factors discussed above. The Company is not currently expecting the net interest margin to increase in the near term.

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

Provisions of $194,000 and $435,000 were made for the three months ended September 30, 2004 and 2003, respectively. The provision decreased by $241,000 due to slower growth in loans during the third quarter of 2004 as well as continued low levels of charge-offs and nonperforming assets.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding remained equal to the prior period at .71%. This decrease was primarily the result of a continued low levels of charge-offs and non-performing assets. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

13.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2004 was maintained at a level that represented management’s best estimate of anticipated losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $53,000, or 13.8% to $437,000 for the three months ended September 30, 2004 from $384,000 for the three months ended September 30, 2003, primarily as a result of a $66,000 net gain on sale of securities.

Noninterest Expense. Noninterest expense increased $68,000, or 2.4%, to $3.0 million for the three months ended September 30, 2004 from $2.9 million for the three months ended September 30, 2003. This increase was primarily the result of a $187,000 increase in salaries and employee benefits. General and other administrative expenses decreased $50,000, advertising and professional expense decreased $33,000, and occupancy and equipment expense decreased $24,000 as a result of higher expenses incurred in the prior year due to core system conversion.

Salaries and employee benefits represented 58.6% and 53.5% of total noninterest expense for the three months ended September 30, 2004 and September 30, 2003, respectively. Total salaries and employee benefits increased $187,000, or 12.1%, to $1.7 million for the three months ended September 30, 2004 from $1.5 million for the same period in 2003. The increase was primarily due to an increase of $70,000 in the bonus compensation expense for the quarter ended September 30, 2004 due to changes in the bonus plan for 2004, and a $38,000 in salary expense due to an increase of 18 full time equivalents including staffing for the new Rancho Bernardo branch facility. Other contributing factors included an increase of $39,000 in RRP compensation due to additional RRP awards granted in 2004. Additionally, an increase of $36,000 in ESOP compensation expense resulting from an increase in the company’s stock price, compared to the same period of 2003.

Income Tax Expense. Income tax expense increased to $1.0 million for the three months ended September 30, 2004, from $649,000 for the three months ended September 30, 2003. This increase was primarily a result of an increase in pre-tax income. The effective tax rate was 43.2% and 40.1% for the three months ended September 30, 2004 and 2003, respectively.

Liquidity and Commitments

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Company has maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained.

14.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At September 30, 2004, the total approved loan origination commitments outstanding amounted to $4.4 million. At the same date, unused lines of credit were $21.8 million and outstanding letters of credit totaled $20,000. There are no securities scheduled to mature in one year or less as of September 30, 2004. Certificates of deposit scheduled to mature in one year or less at September 30, 2004, totaled $134.0 million. Although the average cost of deposits has increased throughout 2004, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank has the ability at September 30, 2004 to borrow an additional $117.4 million from the Federal Home Loan Bank of San Francisco as a funding source to meet commitments and for liquidity purposes.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $78.4 million at September 30, 2004, or 11.6% of total assets on that date. As of September 30, 2004, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank’s regulatory capital ratios at September 30, 2004 were as follows: core capital 10.10%; Tier 1 risk-based capital, 16.36%; and total risk-based capital, 17.48%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2.0% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. As of June 30, 2004, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 2.0% increase in interest rates was 247 basis points and would result in a $19.6 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results.

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

16.

adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2004, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. On June 30, 2004, the yield on the three-month Treasury bill was 1.31%. As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended June 30, 2004.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$52,276	(32,238)	(38)%	8.24%	(419	)bp
+ 200 bp	64,917	(19,597)	(23)%	9.97%	(247	)bp
+ 100 bp	75,975	(8,539)	(10)%	11.40%	(104	)bp
0 bp	84,514	—	—	12.44%	0	bp
- 100 bp	89,305	4,791	6%	12.96%	52	bp

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

17.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”) as of September 30, 2004 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and several other members of the company’s senior management. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting [as defined in Rule 13a-15(f) under the Activities] that occurred during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
7/1/04-7/31/04	no activity for the period
8/1/04-8/30/04	51,000	$23.55	51,000	126,895
9/1/04-9/30/04	no activity for the period

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

On July 30, the Company filed a current report on Form 8K to announce second quarter earnings.

On August 25, the Company filed a current report on Form 8K declaring a dividend of 11 cents per share, payable September 24 to shareholders as of September 11, 2004.

19.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: November 9, 2004	/s/ Hans R. Ganz
Hans R. Ganz
President and Chief Executive Officer

Date: November 9, 2004	/s/ Regan Gallagher
Regan Gallagher
Senior Vice President/ Controller
(Principal Financial and Accounting Officer)

20.