Form 10-K
period 2004-12-31
FIRST PACTRUST BANCORP INC
filed 2005-03-16
CIK 1169770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, par value $0.01 per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒.    NO  ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Check whether the Registrant is an accelerated filer.    YES  ☒.    NO  ☐.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq System as of June 30, 2004, was $96.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of March 11, 2005, there were issued and outstanding 5,445,000 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K — Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during April 2005.

FIRST PACTRUST BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2004

PART I

Item 1. Business

General

First PacTrust Bancorp, Inc. (“the Company”) was incorporated under Maryland law in March 2002 to hold all of the stock of Pacific Trust Bank (“the Bank”). Maryland was chosen as the state of incorporation because it provides protections similar to Delaware with respect to takeover, indemnification and limitations on liability, with reduced franchise taxes. First PacTrust Bancorp, Inc. is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision. First PacTrust Bancorp, Inc. is a unitary thrift holding company, which means that it owns one thrift institution. As a thrift holding company, First PacTrust Bancorp, Inc., activities are limited to banking, securities, insurance and financial services-related activities. See “How We Are Regulated - First PacTrust Bancorp, Inc”. First PacTrust Bancorp, Inc. is not an operating company and has no significant assets other than all of the outstanding shares of common stock of Pacific Trust Bank, the net proceeds retained from its initial public offering completed in August 2002, and its loan to the First PacTrust Bancorp, Inc. 401(k) Employee Stock Ownership Plan. First PacTrust Bancorp, Inc. has no significant liabilities. The management of the Company and the Bank is substantially the same. The Company utilizes the support staff and offices of the Bank and pays the Bank for these services. If the Company expands or changes its business in the future, the Company may hire the Company’s own employees. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

The Company is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. The Company is headquartered in Chula Vista, California, a suburb of San Diego, California and has nine banking offices primarily serving San Diego and Riverside Counties in California. Our geographic market for loans and deposits is principally San Diego and Riverside counties.

The principal business consists of attracting retail deposits from the general public and investing these funds primarily in permanent loans secured by first mortgages on owner-occupied, one-to four- family residences and a variety of consumer loans. The Company also originates loans secured by multi-family and commercial real estate and, to a limited extent, commercial business loans secured primarily by residential real estate.

The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market deposits, certificate accounts and checking accounts. The Company solicits deposits in the Company’s market area and, to a lesser extent from financial institutions nationwide, and has accepted brokered deposits.

The principal executive offices of First PacTrust Bancorp, Inc. are located at 610 Bay Boulevard, Chula Vista, California, and its telephone number is (619) 691-1519.

The Company’s reports, proxy statements and other information the Company files with the SEC, as well as news releases, are available free of charge through the Company’s Internet site at http://www.Firstpactrustbancorp.com. This information can be found on the First PacTrust Bancorp, Inc. information page of our Internet site. The annual report on Form 10K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed and furnished pursuant to Section 13(a) of the Exchange Act are available as soon as reasonably practicable after they have been filed with the SEC. Reference to the Company’s Internet address is not intended to incorporate any of the information contained on our Internet site into this document.

Lending Activities

General. The Company’s mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans generally are long-term and amortize on a monthly basis with principal and interest due each month. The Company also has loans in the portfolio which require only interest payments on a monthly basis or may have the potential for negative amortization. At December 31, 2004, our net loan portfolio totaled $628.7 million, which constituted 93.2% of our total assets.

Senior loan officers may approve loans to one borrower or group of related borrowers up to $1.0 million. The Executive Vice President of Lending may approve loans to one borrower or group of related borrowers up to $1.5 million. The President/CEO may approve loans to one borrower or group of related borrowers up to $2.0 million. The Management Loan Committee may approve loans to one borrower or group of related borrowers up to $8.0 million with no single loan exceeding $3.5 million. The Board Loan Committee must approve loans over these amounts or outside our general loan policy.

At December 31, 2004, the maximum amount, which the Company could have loaned to any one borrower and the borrower’s related entities, was approximately $11.1 million. The largest lending relationship to a single borrower or a group of related borrowers consisted of fifteen loans to a local investor totaling approximately $10.2 million at December 31, 2004. These loans are secured by one- to four-family, multi-family, and commercial real estate properties located in San Diego County, California. These loans were current as of December 31, 2004.

The following table presents information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate
One- to four-family	$517,564	81.90%	$496,253	84.07%	$330,579	81.41%	$185,391	71.61%	$147,472	62.40%
Commercial and multi-family	96,655	15.29	75,386	12.77	56,471	13.91	47,353	18.29	56,895	24.08
Construction	126	0.02	2,229	0.38	107	0.03	2,521	0.97	—	—

Total real estate loans	614,345	97.21	573,868	97.22	387,157	95.35	235,265	90.87	204,367	86.48

Other loans
Consumer:
Automobile	1,274	0.20	2,202	0.37	3,748	0.92	6,394	2.47	10,228	4.33
Home equity	12,905	2.04	10,738	1.82	11,219	2.76	12,563	4.85	15,867	6.71
Other	2,746	0.44	2,706	0.46	3,547	0.87	4,364	1.69	5,686	2.41
Commercial	681	0.11	752	0.13	415	0.10	303	0.12	174	0.07

Total other loans	17,606	2.79	16,398	2.78	18,929	4.65	23,624	9.13	31,955	13.52

Total loans	631,951	100.00	590,266	100.00	406,086	100.00	258,889	100.00	236,322	100.00

Net deferred loan origination (fees) costs	1,203		1,217		599		69		(322)

Allowance for loan losses	(4,430)		(4,232)		(2,953)		(1,742)		(1,699)

Total loans receivable, net	$628,724		$587,251		$403,732		$257,216		$234,301

The following table shows the composition of the Company’s loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2004		2003		2002		2001		2000
FIXED-RATE LOANS	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate
One- to four-family	$14,762	2.34%	$54,339	9.20%	$81,191	19.99%	$19,387	7.49%	$17,131	7.25%
Commercial and multi- family	33,684	5.33	3,884	0.66	6,369	1.57	4,288	1.66	5,079	2.15
Construction	—	—	—	—	—	—	—	—	—	—

Total real estate loans	48,446	7.67	58,223	9.86	87,560	21.56	23,675	9.15	22,210	9.40

Other loans
Consumer:
Automobile	1,003	0.16	1,727	0.29	3,189	0.79	5,540	2.14	9,165	3.88
Home equity	—	—	—	—	—	—	—	—	1,903	0.81
Other	401	0.06	725	0.12	2,207	0.54	3,253	1.26	2,301	0.97
Commercial	87	0.01	192	0.03	13	0.01	36	0.01	29	0.01

Total other loans	1,491	0.23	2,644	0.44	5,409	1.33	8,829	3.41	13,398	5.67

Total fixed-rate loans	49,937	7.90	60,867	10.31	92,969	22.90	32,504	12.56	35,608	15.07

ADJUSTABLE-RATE

Real Estate
One- to four-family	502,802	79.56	441,914	74.87	249,388	61.41	166,004	64.12	130,341	55.15
Commercial and multi- family	62,971	9.97	71,502	12.11	50,102	12.31	43,065	16.64	51,816	21.93
Construction	126	0.02	2,229	0.38	107	0.03	2,521	0.97	—	—

Total real estate loans	565,899	89.55	515,645	87.36	299,597	73.75	211,590	81.73	182,157	77.08

Other loans
Consumer:
Automobile	273	0.04	475	0.08	559	0.15	854	0.33	1,063	0.45
Home equity	12,905	2.04	10,738	1.82	11,219	2.77	12,563	4.85	13,964	5.91
Other	2,345	0.37	1,981	0.34	1,340	0.34	1,111	0.43	3,385	1.43
Commercial	594	0.10	560	0.09	402	0.09	267	0.10	145	0.06

Total other loans	16,117	2.55	13,754	2.34	13,520	3.35	14,795	5.71	18,557	7.85

Total adjustable-rate loans	582,014	92.10	529,399	89.70	313,117	77.10	226,385	87.44	200,714	84.93

Total loans	631,951	100.00%	590,266	100.00%	406,086	100.00%	258,889	100.00%	236,322	100.00%

Net deferred loan origination (fees) costs	1,203		1,217		599		69		(322)

Allowance for loan losses	(4,430)		(4,232)		(2,953)		(1,742)		(1,699)

Total loans receivable, net	$628,724		$587,251		$403,732		$257,216		$234,301

The following schedule illustrates the contractual maturity of the Company’s loan portfolio at December 31, 2004. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family		Multi-family and Commercial		Construction(1)		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
2005(2)	$15,825	4.57%	$13,783	5.02%	$126	6.00%	$5,776	5.89%	$595	6.52%	$36,105	4.99%
2006	1,388	5.16	13,629	5.11	—	—	495	6.81	21	4.40	15,533	5.17
2007 and 2008	12,088	5.09	4,219	5.58	—	—	1,101	6.46	—	—	17,408	5.30
2009 to 2013	12,597	5.37	15,225	6.50	—	—	7,073	5.13	65	7.20	34,960	5.82
2014 to 2028	33,402	4.77	11,868	6.52	—	—	1,796	5.43	—	—	47,066	5.23
2029 and following	442,264	4.77	37,931	5.94	—	—	684	13.96	—	—	480,879	4.87

Total	$517,564	4.78%	$96,655	5.83%	$126	6.00%	$16,925	5.92%	$681	6.52%	$631,951	4.98%

(1)	Once the construction phase has been completed these loans will automatically convert to permanent financing.
(2)	Includes demand loans, loans having no stated maturity and overdraft loans.

The following schedule illustrates the contractual maturity of the Company’s loan portfolio at December 31, 2004. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family		Multi-family and Commercial		Construction(1)		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
2005(2)	$135,067	4.25%	$31,362	5.58%	$126	6.00%	$15,112	5.37%	$681	6.52%	$182,348	4.58%
2006	53,651	4.47	22,030	5.34	—	—	266	8.84	—	—	75,947	4.74
2007 and 2008	212,560	4.96	33,690	6.35	—	—	583	8.02	—	—	246,833	5.15
2009 to 2013	99,984	5.18	9,573	6.01	—	—	328	8.91	—	—	109,885	5.26
2014 to 2028	16,302	5.58	—	—	—	—	—	—	—	—	16,302	5.58
2029 and following	—	—	—	—	—	—	636	14.28	—	—	636	14.28

Total	$517,564	4.78%	$96,655	5.83%	$126	6.00%	$16,925	5.92%	$681	6.52%	$631,951	4.98%

(1)	Once the construction phase has been completed these loans will automatically convert to permanent financing.
(2)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2005 which have predetermined interest rates is $34.3 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $561.5 million.

One- to Four-Family Residential Real Estate Lending. The Company focuses lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in San Diego and Riverside counties, California. At December 31, 2004, one- to four-family residential mortgage loans totaled $517.6 million, or 81.9% of our gross loan portfolio.

The Company generally underwrites our one- to four-family loans based on the applicant’s income and credit history and the appraised value of the subject property. Presently, the Company lends up to 90% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, the Company generally requires private mortgage insurance in order to reduce our exposure below 80% or alternatively, a higher interest rate is charged. Properties securing our one- to four-family loans are appraised by independent fee appraisers approved by the Management Loan Committee. Generally, the Company requires borrowers to obtain title insurance, hazard insurance, and flood insurance, if necessary.

The Company currently originates one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. The Company’s pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions.

Adjustable-rate mortgage, or “ARM” loans, are offered with flexible initial and periodic repricing dates, ranging from one month to seven years through the life of the loan. The Company uses a variety of indices to reprice our ARM loans. During the year ended December 31, 2004, the Company originated $181.1 million of one- to four-family ARM loans and $13.5 million of one- to four-family fixed-rate mortgage loans.

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

The Company also offers ARM loans which may provide for negative amortization of the principal balance. These loans have monthly interest rate adjustments after the specified introductory rate term, and annual maximum payment adjustments of 7 1/2% during the first five years of the loan. The principal balance on these loans may increase up to 110% of the original loan amount as a result of the payments not being sufficient to cover the interest due during the first five years of the loan term. These loans adjust to fully amortize after five years through contractual maturity, with up to a 30-year term.

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

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. The Company has not experienced significant delinquencies in these loans. However, the majority of these loans have been originated within the past three years. See “- Asset Quality — Non-performing Assets” and “— Classified Assets.” At December 31, 2004, the Company’s one- to four-family ARM loan portfolio totaled $502.8 million, or 79.6% of our gross loan portfolio. At that date, the fixed-rate one-to four-family mortgage loan portfolio totaled $14.8 million, or 2.3% of the Company’s gross loan portfolio.

In addition, the Bank currently offers interest only loans and expects originations of these loans to substantially increase.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, and are generally fully amortizing, with payments due monthly.

Commercial and Multi-Family Real Estate Lending. The Company offers a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, and a limited amount of small retail establishments, hotels, motels, warehouses, and small office buildings located in our market area. At December 31, 2004, multi-family and commercial real estate loans totaled $96.7 million or 15.3% of the Company’s gross loan portfolio.

The Company’s loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on multi-family real estate loans typically do not exceed 75% of the appraised value of the property securing the loan. These loans typically require monthly payments, may contain balloon payments and have maximum maturities of 30 years. Loan-to-value ratios on commercial real estate loans typically do not exceed 70% of the appraised value of the property securing the loan and have maximum maturities of 25 years.

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

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. The largest multi-family or commercial real estate loan at December 31, 2004 was secured by property located in San Diego County with a principal balance of $4.5 million. At December 31, 2004, this loan was fully performing.

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

Construction Lending. The Company has not historically originated a significant amount of construction loans. From time to time the Company does, however, purchase participations in real estate construction loans. In addition, the Company may in the future originate or purchase loans or participations in construction. At December 31, 2004, the Company had $126,000 in construction loans outstanding, representing less than .1% of our gross loan portfolio. The Company had a commitment to fund an additional $2.1 million of construction loans at December 31, 2004.

Consumer and Other Lending. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to the Company’s existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2004, the Company’s consumer and other loan portfolio totaled $17.6 million, or 2.8% of our gross loan portfolio. The Company offers a variety of secured consumer loans, including home equity lines of credit, new and used auto loans, boat and recreational vehicle loans, and loans secured by savings deposits. The Company also offers a limited amount of unsecured loans. The Company originates consumer and other loans primarily in its market area.

The Company’s home equity lines of credit totaled $12.9 million, and comprised 2.0% of our gross loan portfolio at December 31, 2004. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the value of the property securing the loan. Home equity lines of credit have a seven or ten year draw period and require the payment of 1.0% or 1.5% of the outstanding loan balance per month (depending on the terms) during the draw period, which amount may be re-borrowed at any time during the draw period. Home equity lines of credit with a 10 year draw period have a balloon payment due at the end of the draw period. Once the draw period has lapsed, generally the payment is fixed based on the loan balance at that time. At December 31, 2004, unfunded commitments on these lines of credit totaled $22.8 million. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

Auto loans totaled $1.3 million at December 31, 2004, or .2% of our gross loan portfolio. Auto loans may be written for up to six years and usually have fixed rates of interest. Loan-to-value ratios are up to 100% of the sales price for new autos and 100% of retail value on used autos, based on valuation from official used car guides.

Loans for recreational vehicles, including boats and planes, totaled $396,000 at December 31, 2004, or approximately.1% of our gross loan portfolio. The Company will finance up to 100% of the purchase price for a new recreational vehicle and 100% of the value for a used recreational vehicle, based on the applicable official used recreational vehicle guides. The term to maturity for these types of loans is up to 10 years for recreational vehicles. These loans are generally written with fixed rates of interest.

Consumer and other loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

At December 31, 2004, commercial business loans totaled $681,000 or .1% of the gross loan portfolio. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. The Company may obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than more traditional single-family loans.

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

Loan Originations, Purchases, Sales, Repayments, and Servicing

The Company originates real estate secured loans primarily through mortgage brokers and banking relationships. By originating most of our loans through brokers, the Company is better able to control overhead costs and efficiently utilize management resources. The Company is a portfolio lender of products not readily saleable to Fannie Mae and Freddie Mac, although they are saleable to private investors.

The Company also originates consumer and real estate loans on a direct basis through our marketing efforts, and our existing and walk-in customers. While the Company originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by competition and the interest rate environment. During the last few years, the Company has significantly increased our origination of ARM loans. The Company sells most of the fixed-rate, one- to four-family residential loans the

Company originates with maturity dates greater than 15 years. Although there have been no sales in the past two years. The Company has also purchased ARM loans secured by one-to- four family residences and participations in commercial real estate loans. Loans and participations purchased must conform to the Company’s underwriting guidelines or guidelines acceptable to the management loan committee. Furthermore, during the past few years, the Company, like many other financial institutions, has experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.

The following table shows our loan origination, purchase, sale, and repayment activities for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$181,148	$284,145	$196,945
- multi-family and commercial	25,475	33,097	24,273
- construction or development	7,664	2,122	—
Non-real estate- consumer	14,238	4,097	3,860

- commercial business	4,335	2,743	1,526
Total adjustable-rate	232,860	326,204	226,604
Fixed rate:
Real estate - one - to four-family	13,461	38,036	36,903
- multi-family and commercial	26,340	—	—
Non-real estate - consumer	946	1,688	1,504
- commercial business	—	—	—

Total fixed-rate	40,747	39,724	38,407
Total loans originated	273,607	365,928	265,011
Purchases:
Real estate - one- to four-family	—	68	19,403
- multi-family and commercial	544	—	—
- construction or development	—	—	586
Non-real estate - consumer	—	—	—
- commercial business	—	—	—
Total loans purchased	544	68	19,989
Sales and Repayments:
Sales and loan participations sold	—	—	—
Principal repayments	(232,466)	(181,489)	(137,274)
Total reductions	(232,466)	(181,489)	(137,274)
Increase (decrease) in other items, net	(212)	(988)	(1,210)

Net increase	$41,473	$183,519	$146,516

Asset Quality

Real estate loans are serviced in house in accordance with secondary market guidelines. When a borrower fails to make a payment on a mortgage loan on or before the default date, a late charge notice is mailed 16 days after the due date. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due. If the loan becomes 60 days delinquent, the collector will generally contact by phone or send a personal letter to the borrower in order to identify the reason for the delinquency. Once the loan becomes 90 days delinquent, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. When a loan is between 100 and 120 days delinquent, a drive-by inspection is made. If the account becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, a collection officer will generally initiate foreclosure or refer the account to the Company’s counsel to initiate foreclosure proceedings.

For consumer loans a similar process is followed, with the initial written contact being made once the loan is 16 days past due. Follow-up contacts are generally on an accelerated basis compared to the mortgage loan procedure.

Delinquent Loans. The following table sets forth our loan delinquencies by type, number, and amount at December 31, 2004.

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	5	$1,917	—	$—	5	$1,917
Home equity	1	29	—	—	1	29
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	9	40	1	4	10	44

	15	$1,986	1	$4	16	$1,990

Delinquent loans to total gross loans		0.31%		0%		0.31%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the loan becomes more than 90 days delinquent. At all dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family	$—	$—	$—	$—	$66
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	4	1	5	10	10

Total	4	1	5	10	76
Accruing loans delinquent more than 90 days:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	—
Non-performing loans	4	1	5	10	76

Foreclosed Assets	—	—	—	—	—

Total non-performing assets	$4	$1	$5	$10	$76

Non-performing loans to total loans	—%	—%	—%	—%	0.03%

Non-performing assets to total assets	—%	—%	—%	—%	0.03%

Other Loans of Concern. At December 31, 2004, loans of concern totaled $5.9 million, which primarily consisted of one residential loan totaling $3.2 million that was current as of December 31, 2004.

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

In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2004, the Company had classified $5.9 million of our assets as substandard, $0 as doubtful and $0 as loss. The total amount classified represented 7.4% of our equity capital and .9% of our assets at December 31, 2004.

Provision for Loan Losses. The Company recorded a provision for loan losses for the year ended December 31, 2004 of $238,000, compared to $1.3 million for the year ended December 31, 2003. The provision for loan losses is charged to income to adjust our allowance for loan losses to reflect probable losses presently inherent in our loan portfolio based on the factors discussed below under “Allowance for Loan Losses.” The provision for loan losses for the year ended December 31, 2004 was based on management’s review of such factors which indicated that the allowance for loan losses reflected probable losses presently inherent in the loan portfolio as of the year ended December 31, 2004.

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

At December 31, 2004, our allowance for loan losses was $4.4 million or .70% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses presently inherent in our loan portfolios.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Balance at beginning of period	$4,232	$2,953	$1,742	$1,699	$1,296
Charge-offs
One- to four-family	—	—	—	(54)	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	(98)	(56)	(67)	(128)	(182)

	(98)	(56)	(67)	(182)	(182)
Recoveries
One- to four-family	—	—	28	61	7
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	58	63	140	96	134

	58	63	168	157	141
Net (charge-offs) recoveries	(40)	7	102	(25)	(41)

Provision for loan losses	238	1,272	1,109	68	444

Balance at end of period	$4,430	$4,232	$2,953	$1,742	$1,699

Net charge-offs to average loans during this period	—%	—%	—%	0.13%	0.17%

Net charge-offs to average non- performing loans during this period	—%	—%	190.60%	58.14%	30.15%

Allowance for loan losses to non- performing loans	110,750.00%	423,200.00%	59,060.00%	17,420.00%	2,235.53%

Allowance as a % of total loans (end of period)	0.70%	0.72%	0.74%	0.67%	0.72%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	2004			2003			2002			2001			2000
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans
				(Dollars in Thousands)
Secured by residential real estate	$3,623	81.78%	81.90%	$3,474	82.09%	84.07%	$2,314	78.36%	81.41%	$964	55.34%	71.61%	$767	45.15%	62.40%

Secured by commercial real estate	578	13.05	15.29	450	10.63	12.77	321	10.87	13.91	152	8.73	18.29	182	10.71	24.08

Construction	1.02		.02	12	0.28	0.38	—	—	0.03	8	0.46	0.97	—	—	—

Consumer	217	4.90	2.68	279	6.59	2.65	312	10.57	4.55	469	26.92	9.01	620	36.49	13.45

Commercial	11.25		.11	17	0.41	0.13	6	0.20	0.10	1	0.05	0.12	—	—	0.07

Unallocated	—	—	—	—	—	—	—	—	—	148	8.50	—	130	7.65	—

Total Allowance for Loan Losses	$4,430	100.00%	100.00%	$4,232	100.00%	100.00%	$2,953	100.00%	100.00%	$1,742	100.00%	100.00%	$1,699	100.00%	100.00%

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

Our Treasurer has the basic responsibility for the management of the investment portfolio, subject to the direction and guidance of the investment committee. The Treasurer considers various factors when making decisions, including the marketability, maturity, and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See Item 7A “- Quantitative and Qualitative Disclosures About Market Risk.”

The Company’s investment securities currently consist of callable agency debt issues and structured mortgage-related securities issued by Fannie Mae, Ginnie Mae and Freddie Mac (also referred to as REMICs or CMOs). CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The term to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO. As a result of these factors, the estimated average lives of the CMOs may be shorter than the contractual maturities as shown on the table below. Although CMO tranches have been structured (through the use of cash flow priority and “support” tranches) to give somewhat more predictable cash flows, the actual future cash flow and hence the value of CMOs are subject to change.

The Company frequently may invest in CMOs as an alternative to mortgage loans and conventional mortgage-backed securities as part of our asset/liability management strategy. Management believes that CMOs represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Company has from time to time concluded that short and intermediate duration CMOs (with an expected average life of five years or less) represent a better combination of rate and duration than adjustable rate mortgage-backed securities. All of the Company’s negotiable securities, including CMOs, are held as “available for sale.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. Our securities portfolio at December 31, 2004, did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2004		2003		2002
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and federal agencies	$9,921	99.02%	$5,104	79.52%	$5,236	27.95%

Collateralized mortgage obligations:
Fannie Mae	10	0.10%	1,284	20.00%	7,180	38.33%
Ginnie Mae	2	0.02%	2	0.03%	2	0.01%
Freddie Mac	—	—	—	—	6,315	33.71%
Marketable equity securities	86	0.86%	29	0.45%	—	—

Total	$10,019	100.00%	$6,419	100.00%	$18,733	100.00%

Average remaining life of securities	4.9 years		2.0 years		.8 years

Other interest earning assets:
Interest-earning deposits with banks	8,352	49.69%	4,260	31.18%	3,413	38.90%
Federal funds sold	670	3.99%	1,110	8.12%	855	9.75%
FHLB stock	7,784	46.32%	8,293	60.70%	4,505	51.35%

	$16,806	100.00%	$13,663	100.00%	$8,773	100.00%

The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock as of December 31, 2004 are indicated in the following table.

	December 31, 2004
	One Year or Less	One to Five Years	Five to 10 Years	Over 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
Agency Securities FHLB Note	$—	$9,953	$—	$—	$9,953	$9,921
Collateralized mortgage obligations	$—	$12	$—	$—	$12	$12
Total investment securities	$—	$9,965	$—	$—	$9,965	$9,933
Weighted average yield	0%	4.11%	0%	0%

Sources of Funds

General. The Company’s sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits. The Company offers a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. The Company’s deposits consist of savings accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. The Company solicits deposits primarily in our market area and from financial institutions. The Company has also accepted brokered deposits and held $12.0 million of brokered certificates of deposit at December 31, 2004. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain these deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts the Company offers has allowed the Company to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Company tries to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to competitive factors. Based on our experience, the Company believes that our deposits are relatively stable sources of funds. Despite this stability, the Company’s ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Opening balance	$389,925	$279,714	$251,954
Deposits net of withdrawals	55,810	104,196	21,046
Interest credited	7,846	6,015	6,714

Ending balance	$453,581	$389,925	$279,714

Net increase	$63,656	$110,211	$27,760

Percent increase	16.33%	39.40%	11.02%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand	$15,561	3.43%	$12,327	3.16%	$6,389	2.28%

Savings	63,258	13.94	52,843	13.55	47,970	17.15

NOW	69,992	15.43	55,838	14.32	25,534	9.13

Money market	75,641	16.68	65,541	16.81	62,653	22.40

Certificates of deposit
0.00% - 2.99%	151,807	33.47	163,236	41.86	80,098	28.64
3.00% - 3.99%	60,442	13.33	22,411	5.75	29,088	10.40
4.00% - 4.99%	9,568	2.11	9,992	2.56	14,052	5.02
5.00% - 5.99%	5,711	1.26	5,636	1.45	10,075	3.60
6.00% - 6.99%	1,291	0.28	1,812	0.47	3,585	1.28
7.00% - 7.99%	310	0.07	289	0.07	270	0.10

Total Certificates of Deposit	$229,129	50.52	$203,376	52.16	137,168	49.04

	$453,581	100.00%	$389,925	100.00%	$279,714	100.00%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2004.

	2005	2006	2007	2008	2009	Total
0.00% - 2.99%	$120,434	$22,143	$9,145	$85	—	$151,807
3.00% - 3.99%	1,906	6,256	40,364	6,871	5,045	60,442
4.00% - 4.99%	2,252	1,474	3,313	578	1,951	9,568
5.00% - 5.99%	1,412	832	3,467	—	—	5,711
6.00% - 6.99%	1,291	—	—	—	—	1,291
7.00% - 7.99%	310	—	—	—	—	310

	$127,605	$30,705	$56,289	$7,534	$6,996	$229,129

$100,000 and over	$41,294	$11,254	$22,041	$3,536	$4,684	$82,809
Below $100,000	86,311	19,451	34,248	3,998	2,312	146,320

Total	$127,605	$30,705	$56,289	$7,534	$6,996	$229,129

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

The Company may obtain advances from the Federal Home Loan Bank of San Francisco upon the security of certain of the Company’s mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2004, the Company had $135.5 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $124.8 million. See also Note 7 (Item 8) containing the Company’s consolidated financial statements for additional information regarding FHLB advances.

The following table sets forth certain information as to our borrowings at the dates and for the years indicated.

	At or for the Year Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Average balance outstanding	$141,515	$123,217	$48,258

Maximum month-end balance	$148,500	$164,400	$90,100

Balance at end of period	$135,500	$147,000	$90,100

Weighted average interest rate during the period	2.50%	2.54%	2.86%

Weighted average interest rate at end of period	2.62%	2.51%	2.54%

Subsidiary and Other Activities

As a federally chartered savings bank, Pacific Trust Bank is permitted by the Office of Thrift Supervision to invest 2% of our assets or $13.5 million at December 31, 2004, in the stock of, or unsecured loans to, service corporation subsidiaries. The Company may invest an additional 1% of our assets in secure corporations where such additional funds are used for inner city or community development purposes. Pacific Trust Bank currently does not have any subsidiary service corporations.

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

The Company attracts deposits through the branch office system and through the internet. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Company competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data provided by the FDIC, Pacific Trust Bank’s share of deposits was 0.84% and 0.45% in San Diego and Riverside Counties, respectively.

Employees

At December 31, 2004, we had a total of 94 full-time employees and 16 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.

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

The Office of Thrift Supervision regularly examines the Bank and prepares reports for the consideration of the Bank’s board of directors on any deficiencies that it may find in the Bank’s operations. The FDIC also has the authority to examine the Bank in its role as the administrator of the Savings Association Insurance Fund. Our relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of our mortgage requirements. Any change in such regulations, whether by the FDIC, the Office of Thrift Supervision or Congress, could have a material adverse impact on the Company and the Bank and their operations.

First PacTrust Bancorp, Inc.

Pursuant to regulations of the Office of Thrift Supervision and the terms of the Company’s Maryland charter, the purpose and powers of the Company are to pursue any or all of the lawful objectives of a thrift holding company and to exercise any of the powers accorded to a thrift holding company.

First PacTrust Bancorp, Inc. is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision. First PacTrust is required to register and file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over us and our non-savings institution subsidiaries.

First PacTrust generally is not subject to activity restrictions. If First PacTrust acquired control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and its activities and any of its subsidiaries (other than Pacific Trust Bank or any other savings institution) would generally become subject to additional restrictions.

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

The Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus including allowance for loan losses (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2004, the Bank’s lending limit under this restriction was $11.1 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders’ equity and retained earnings, and certain noncumulative perpetual preferred stock and related earnings. In addition, generally all intangible assets, other than a limited amount of purchased mortgage servicing rights, and certain other items, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2004, the Bank had no intangible assets.

At December 31, 2004, the Bank had tangible capital of $69.6 million, or 10.3% of adjusted total assets, which was approximately $59.5 million above the minimum requirement of $10.1 million or 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3.0% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such as to allow it to maintain a 3.0% ratio. At December 31, 2004, the Bank had no intangibles which were subject to these tests.

At December 31, 2004, the Bank had core capital equal to $69.6 million, or 10.3% of adjusted total assets, which was $42.6 million above the minimum requirement of 4.0% in effect on that date.

The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2004, the Bank had $4.4 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

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

On December 31, 2004, the Bank had total risk-based capital of $74.1 million and risk-weighted assets of $423.5 million; or total capital of 17.5% of risk-weighted assets. This amount was $40.2 million above the 8.0% requirement in effect on that date.

The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution’s achievement of its capital requirements.

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

The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability. At December 31, 2004, the Bank was considered a “well-capitalized” institution.

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

Qualified Thrift Lender Test

All savings institutions, including Pacific Trust Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2004, the Bank met the test and has always met the test since its effectiveness.

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

Federal Securities Law

The stock of First PacTrust Bancorp, Inc. is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company will be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2004, Pacific Trust Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision. See “- Liquidity.”

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of San Francisco. At December 31, 2004, the Bank had $7.8 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its Federal Home Loan Bank stock. Over the past three fiscal years such dividends have averaged 4.75% and were 4.11% for 2004.

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

For the year ended December 31, 2004, dividends paid by the Federal Home Loan Bank of San Francisco to the Bank totaled $324,000, as compared to $276,000 for all of 2003.

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

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2004, Pacific Trust Bank had no net operating loss carryforwards for federal income tax purposes.

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

Executive Officers Who are Not Directors

The business experience for at least the past five years for each of our executive officers who do not serve as directors is set forth below.

James P. Sheehy. Age 58 years. Mr. Sheehy serves as Executive Vice President, a position he has held since 1987, and Secretary and Treasurer for Pacific Trust Bank, and First Pactrust Bancorp, Inc. positions he has held since 1999 and 2002, respectively. He has been employed by Pacific Trust Bank since 1987.

Melanie M. Stewart. Age 44 years. Ms. Stewart is Executive Vice President of Lending at Pacific Trust Bank. She has served in this position since 1998, and started with Pacific Trust Bank in 1990.

Rachel M. Carrillo. Age 34 years. Ms. Carrillo is a Senior Vice President of Branch Operations. She has served in this capacity since 1998. Ms. Carrillo has served in various other capacities at Pacific Trust Bank since 1993.

Regan J. Gallagher. Age 35 years. Ms. Gallagher is currently serving as Senior Vice President –Controller of Pacific Trust Bank, and of First Pactrust Bancorp, Inc. a position she has held since 2000 and 2002, respectively. Prior to her position with Pacific Trust, Ms. Gallagher was an Accountant with Deloitte & Touche.

Lisa R. Goodwin. Age 35 years. Ms. Goodwin is currently serving as Senior Vice President Information Systems, a position she has held since 2001. Prior to serving as Vice President of Information Systems, Ms. Goodwin was an Assistant Vice President, and has been employed by Pacific Trust Bank since 1997. Prior to her position with Pacific Trust, Ms. Goodwin was an Associate Systems Engineer with Security Pacific Financial Services, a Bank of America Company, from 1993 to 1997.

Item	2. Properties

At December 31, 2004, the Bank had six full service offices and three limited service offices. The Bank owns the office building in which our home office and executive offices are located. At December 31, 2004, we owned all but four of our other branch offices. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $3.4 million at December 31, 2004.

The following table provides a list of Pacific Trust Bank’s main and branch offices and indicates whether the properties are owned or leased:

Location	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2004
			(Dollars in Thousands)
MAIN AND EXECUTIVE OFFICE 610 Bay Boulevard Chula Vista, CA 91910	Owned	N/A	$740

BRANCH OFFICES:
279 F Street Chula Vista, CA 91912	Owned	N/A	$485
850 Lagoon Drive Chula Vista, CA 91910	*	N/A	N/A

350 Fletcher Parkway El Cajon, CA 91910	Leased	December 2009	N/A

5508 Balboa Avenue San Diego, CA 92111	Leased	March 2007	N/A

27425 Ynez Road Temecula, CA 92591	Owned	N/A	$783

8200 Arlington Avenue Riverside, CA 92503	*	N/A	N/A

5030 Arlington Avenue Riverside, CA 92503	Owned	N/A	$259

16536 Bernardo Center Drive San Diego, CA	Leased	December, 2013	N/A

*	This site, which is on a Goodrich Aerostructures facility, is provided to the Company at no cost as an accommodation to their employees.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the Nasdaq National Market under the symbol “FPTB.” The approximate number of holders of record of the Company’s common stock as of December 31, 2004 was 341. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company’s common stock for the two periods ended December 31, 2004 and December 31, 2003.

	Market Price Range
2004	High	Low	Dividends
Quarter Ended
December 31, 2004	$27.90	$24.90	.12
September 30, 2004	$25.55	$22.02	.11
June 30, 2004	$23.15	$19.53	.10
June 30, 2004	$24.33	$21.98	.09

			$.42

	Market Price Range
2003	High	Low	Dividends
Quarter Ended
December 31, 2003	$22.50	$20.26	.08
September 30, 2003	$21.51	$18.16	.07
June 30, 2003	$19.20	$17.39	.06
March 31, 2003	$17.45	$15.47	.05

			$.26

DIVIDEND POLICY

Dividends from First Pactrust Bancorp, Inc., will depend, in large part, upon receipt of dividends from Pacific Trust Bank, because First PacTrust Bancorp, Inc. will have limited sources of income other than dividends from Pacific Trust Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by First PacTrust Bancorp, Inc., and interest payments with respect to First PacTrust Bancorp, Inc.’s loan to the 401(k) Employee Stock Ownership Plan. A regulation of the Office of Thrift Supervision imposes limitations on “capital distributions” by savings institutions. See “How We Are Regulated – Limitations on Dividends and Other Capital Distributions.”

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
10/1/04-12/31/04	no activity for the period	—	—	126,895

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

SELECTED FINANCIAL AND OTHER DATA

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Selected Financial Condition Data:
Total assets	$674,460	$623,964	$459,917	$310,076	$300,347
Cash and cash equivalents	12,315	11,575	11,506	18,003	7,699
Loans receivable, net	628,724	587,251	403,732	257,216	234,301
Securities available-for-sale	10,019	6,419	18,733	13,661	40,948
Other investments (interest-bearing term deposit)	2,490	500	—	—	825
FHLB stock	7,784	8,293	4,505	2,509	2,705
Servicing agent receivable	—	—	13,727	11,687	7,923
Deposits	453,581	389,925	279,714	251,954	218,695
Total borrowings	135,500	147,000	90,100	28,000	53,800
Total equity	79,391	84,539	88,881	28,721	26,457

Selected Operations Data:

Total interest income	31,733	27,721	$21,834	$21,822	$18,696
Total interest expense	11,426	9,159	8,110	11,573	10,315

Net interest income	20,307	18,562	13,724	10,249	8,381
Provision for loan losses	238	1,272	1,109	68	444

Net interest income after provision for loan losses	20,069	17,290	12,615	10,181	7,937

Customer service charges	1,219	1,092	936	962	982
Loan servicing fees	—	—	16	4	88
Loss on sales of securities available-for-sale	—	—	—	(55)	(125)
Other non-interest income	331	189	55	120	142

Total non-interest income	1,550	1,281	1,007	1,031	1,087

Total non-interest expense	12,658	11,510	9,029	7,604	6,981

Income before taxes	8,961	7,061	4,593	3,608	2,043

Income tax provision(1)	3,886	2,960	1,957	1,512	300

Net income(1)	$5,075	$4,101	$2,636	$2,096	$1,743

Basic earnings per share(5)	$1.18	$.86	.23	N/A	N/A
Diluted earnings per share(5)	$1.16	$.85	.23	N/A	N/A

	December 31,
	2004	2003	2002	2001	2000
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.77%	0.74%	0.66%	0.68%	0.66%
Return on equity (ratio of net income to average equity)	6.32%	4.66%	5.08%	7.50%	6.69%
Return on assets, net of tax(1)	0.77%	0.74%	0.66%	0.68%	0.49%
Return on equity, net of tax(1)	6.32%	4.66%	5.08%	7.50%	4.94%
Dividend payout ratio	39.1%	33.3%	N/A	N/A	N/A

Interest Rate Spread Information:
Average during period	2.90%	3.17%	3.50%	3.37%	3.13%
End of period	2.85%	2.82%	4.29%	4.08%	2.84%
Net interest margin(2)	3.16%	3.49%	3.71%	3.58%	3.40%

Ratio of operating expense to average total assets	1.92%	2.09%	2.26%	2.46%	2.66%
Efficiency ratio(3)	56.73%	58.01%	61.29%	67.41%	72.77%
Ratio of average interest-earning assets to average interest- bearing Liabilities	114.72%	118.23%	109.43%	105.03%	106.43%

Quality Ratios:
Non-performing assets to total assets	—%	—%	0.01%	—%	0.03%
Allowance for loan losses to non-performing loans(4)	110,750.00%	423,200.00%	59,060.00%	17,420.00%	2,235.53%

Allowance for loans losses to gross loans(4)	0.70%	0.72%	0.74%	0.67%	0.72%

Capital Ratios:
Equity to total assets at end of period	11.8%	13.55%	19.33%	9.26%	8.81%
Average equity to average assets	12.2%	15.98%	13.01%	9.05%	9.93%

Other Data:
Number of full-service offices	8	8	7	7	7

(1)	Had Pacific Trust Bank been subject to federal and state income taxes for the fiscal year ended December 31, 1999, income tax expense would have been approximately $1.2 million and net income would have been approximately $1.7 million. In addition, income tax expense and net income for the fiscal year ended December 31, 2000 would have been $756,000 and $1.3 million, respectively.
(2)	Net interest income divided by average interest-earning assets.
(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income, exclusive of securities gains and losses and an impairment loss in 2004.
(4)	The allowance for loan losses at December 31, 2004, 2003, 2002, 2001, and 2000 was $4.4 million, $4.2 million, $2.9 million, $1.7 million, and $1.7million, respectively.
(5)	Earnings per share of $.23 was reported for the period ended December 31, 2002 and was calculated beginning with the date of conversion. Therefore, approximately four months of earnings were reported.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Management Overview

This overview of management’s discussion and analysis highlights selected information in the financial results of the Company and may not contain all of the information that is important to you. For a more complete understanding of trends, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document. Each of these items could have an impact on the Company’s financial condition and results of operations.

First PacTrust Bancorp, Inc. is a savings and loan holding company that owns one thrift institution, Pacific Trust Bank. As a unitary thrift holding company, First PacTrust Bancorp, Inc. activities are limited to banking, securities, insurance and financial services-related activities. Pacific Trust Bank is a federally chartered stock savings bank, in continuous operation since 1941 as a profitable and successful financial institution. The Company is headquartered in Chula Vista, California, a suburb of San Diego, California, and has nine banking offices primarily serving residents of San Diego and Riverside Counties in California. Our geographic market for loans and deposits is principally San Diego and Riverside counties.

The Bank’s principal business consists of attracting retail deposits from the general public and investing these funds and other borrowings in permanent loans primarily secured by first mortgages on owner-occupied, one-to four- family residences in San Diego and Riverside counties, California. At December 31, 2004, one- to four-family residential mortgage loans totaled $517.6 million, or 81.9% of our gross loan portfolio.

The Bank continues to develop strong deposit relationships with customers by providing quality service while offering a variety of competitive deposit products. During the year ended December 31, 2004, deposits increased $63.7 million as the Company rolled out new products including a “Peace of Mind” Certificate Account and High Yield Savings products. An increase of $7.0 million in brokered certificates of deposit also contributed to the deposit increase.

The Company’s results of operations are dependent primarily on net interest income, which is the difference between interest income on earning assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings.

The Company’s interest income, which is primarily driven by interest income on residential first mortgage loans, increased by $4.0 million for the year ended December 31, 2004. Strong loan production contributed to a net growth in loans receivable of $41.5 million during the year. Relatively low mid- to long-term interest rate levels experienced throughout the year negatively impacted interest income by continuing to fuel significant prepayments and refinancing of higher yielding loans. Large volumes of prepayments on higher-yielding loans continued to occur as borrowers refinanced their mortgage loans, resulting in reinvestment of funds into lower yielding assets. However, a rising trend in short-term rates, which began in May 2004 and continued throughout the remainder of the year, coupled with deposit growth, resulted in increased interest expense and a decrease to the Company’s net interest margin.

During the past year, the Company made some adjustments to its securities portfolio. As most of the securities held at year-end 2003 matured or paid down principal, funds were reinvested, primarily into callable US agency debt securities. One agency note purchased during the year was later sold for a net gain recognized during 2004. The Company also made an equity investment in an affordable housing tax credit fund, which is expected to result in an overall net reduction to the Company’s effective tax rate and improvement to net income over an extended number of years. The Company continues to evaluate potential enhancements to its investment portfolio, including other tax-advantaged investment opportunities, and recently completed a $15.0 million bank-owned life insurance (BOLI) investment during the first quarter of 2005.

The Company has continued to focus on improving shareholder value though a series of stock repurchases and increased dividends paid during the year. These stock repurchases resulted in increased earnings per share and a greater percentage of overall ownership of the Company by the remaining shareholders. The Company currently has an active stock repurchase plan and, at December 31, 2004, had the authority to purchase an additional 126,800 shares of common stock.

Future earnings of the Company are inherently tied to changes in interest rate levels, the relationship between short and long term interest rated, credit quality, and economic trends. If short term interest rates continue to increase, the Company’s interest expense on deposits will likely increase at a faster pace than the interest income received on earning assets due to the relatively shorter term repricing characteristics of the Company’s deposits than the maturity or repricing characteristics of its loan portfolio. The Company intends to mitigate the potential effects of rising interest rates by continuing to focus on the origination of adjustable rate loan products while securing longer term deposits and borrowings.

The plan for our on-going success is continued leveraging of the Company’s assets, mostly through loan portfolio growth to make better use of our current relatively high capital ratios, to be funded with deposit growth and borrowed funds with terms that are appropriate to manage interest rate risk while assuring an adequate net interest spread. The Company will continue its strategy of loan and deposit portfolio growth through high-quality customer service and the development and introduction of innovative financial products. This will be coupled with efforts to further improve our efficiency ratio through controlled operating expense growth, as well as exploring potential new sources of noninterest income.

The following is a discussion and analysis of the Company’s financial position and results of operations and should be read in conjunction with the information set forth under “General” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and the consolidated financial statements and notes thereto appearing under Item 8 of this report.

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

The Company’s total assets increased by $50.5 million, or 8.1%, to $674.5 million at December 31, 2004 from $624.0 million at December 31, 2003. The increase primarily reflected significant growth in loans receivable which was funded by an increase in deposits. Net loans increased by $41.5 million, or 7.1%, to $628.7 million at December 31, 2004 from $587.3 million at December 31, 2003. The increase in loans resulted from increased volume of one-to-four family mortgage loan originations largely as a result of the low interest rates being offered and the continued utilization of third party loan originators. Securities classified as available-for-sale increased by $3.6 million, or 56.1%, to $10.0 million at December 31, 2004 from $6.4 million at December 31, 2003. This was primarily due to security purchases in the amount of $15.4 million in 2004, principal repayments of $1.3 million, and sales of securities of $10.6 million. Other assets increased $3.2 million primarily resulting from a purchase of an equity investment in a tax credit fund in the amount of $4.5 million. Additionally, a decrease of approximately $1.0 million in other assets was related to a tax overpayment made in the prior year. Other interest earning deposits increased to $2.5 million due primarily to the investment of $2.0 million in certificates of deposit in other financial institutions.

Total deposits increased by $63.7 million, or 16.3%, to $453.6 million at December 31, 2004 from $389.9 million at December 31, 2003. The increase primarily reflected growth in certificates of deposit, NOW accounts, savings and money market accounts due to the opening of a new branch in July of 2003, increased advertising, and new products offered. Certificates of deposit increased $25.8 million, or 12.7%, to $229.1 million primarily due to a new “Peace of Mind” Certificate account the Company began offering in April 2004. Additional brokered deposits in the amount of $7 million also contributed to the increase. NOW accounts increased by $14.2 million, or 25.4% due to growth in a new high yield checking account offered. Money market and savings accounts increased by $10.1 million and $10.4 million, respectively due to competitive pricing and increased marketing efforts made during the year.

Federal Home Loan Bank advances decreased $11.5 million, or 7.8%, to $135.5 million at December 31, 2004 from $147.0 million at December 31, 2003. The decrease was primarily due to FHLB advances maturing in 2004 and increased deposit balances helping to fund loan growth, reducing the amount of additional advances needed during the period. The Company interchanges the use of deposits and borrowings to fund assets depending on various factors including liquidity and asset/liability management.

Equity decreased $5.1 million to $79.4 million at December 31, 2004 from $84.5 million at December 31, 2003. The decrease resulted primarily from the purchase of 448,300 shares of treasury stock for $10.1 million and the payment of dividends of $2.0 million. This was partially offset by $5.1 million of net income earned for the year ended December 31, 2004.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2004. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	At December 31, 2004	2004			2003			2002
	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	4.96%	$621,628	31,188	5.02%	$504,092	26,973	5.35%	$325,911	$20,405	6.26%
Securities(2)	1.54%	4,582	154	3.36%	12,547	435	3.47%	18,440	818	4.44%
Other interest-earning assets(3)	2.33%	16,625	391	2.35%	15,059	313	2.08%	25,813	610	2.36%

Total interest-earning assets	4.84%	642,835	31,733	4.94%	531,698	27,721	5.21%	370,164	21,833	5.90%

Non-interest earning assets		16,102			19,070			28,543

Total assets		$658,937			$550,768			$398,707

INTEREST-BEARING LIABILITIES
NOW	1.10%	$67,792	768	1.13%	$43,469	381	0.88%	$47,672	$376	0.79%
Money market	1.43%	70,655	1,081	1.53%	64,284	931	1.45%	60,332	1,100	1.82%
Savings deposits	0.96%	58,028	605	1.04%	52,142	495	0.95%	49,229	688	1.40%
Certificates of deposit	2.35%	222,340	5,392	2.43%	166,603	4,220	2.53%	132,684	4,564	3.44%
FHLB advances	2.64%	141,515	3,580	2.53%	123,217	3,132	2.54%	48,258	1,382	2.86%

Total interest-bearing liabilities		560,330	11,426	2.04%	449,715	9,159	2.04%	338,175	8,110	2.40%

Non-interest- bearing liabilities		18,309			13,050			8,664

Total liabilities		578,639			462,765			346,932
Equity		80,298			88,003			51,868

Total liabilities and equity		$658,937			$550,768			$398,707

Net interest/spread			20,307	2.90%		18,562	3.17%		$13,724	3.50%

Margin(4)				3.16%			3.49%			3.71%

Ratio of interest-earning assets to interest-bearing liabilities		114.72%			118.23%			109.46%

(1)	Calculated net of deferred fees and loss reserves.
(2)	Calculated based on amortized cost.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income dividend by interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in volume multiplied by the old rate, and (2) changes in rate, which are changes in rate multiplied by the old volume. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	2004 Compared to 2003			2003 Compared to 2002
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
	(In Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$4,215	$5,980	$(1,765)	$6,567	$9,875	$(3,308)
Securities	(281)	(268)	(13)	(381)	(228)	(153)
Other interest-earning assets	78	34	44	(298)	(230)	(68)

Total interest-earning assets	$4,012	$5,746	$(1,734)	$5,888	$9,417	$(3,529)

INTEREST-BEARING LIABILITIES
NOW	$387	$254	$133	$5	$(35)	$40
Money market	150	96	54	(169)	68	(237)
Savings deposits	110	59	51	(193)	39	(232)
Certificates of deposit	1,172	1,358	(186)	(344)	1,015	(1,359)
FHLB advances	448	463	(15)	1,750	1,922	(172)

Total interest-bearing liabilities	2,267	2,230	37	1,049	3,009	(1,960)

Net interest/spread	$1,745	$3,516	$(1,771)	$4,839	$6,408	$(1,569)

Comparison of Operating Results for the Years Ended December 31, 2004 and December 31, 2003

General. Net income for the year ended December 31, 2004 was $5.1 million, an increase of $1.0 million, or 23.8%, from the year ended December 31, 2003. The increase in net income resulted from the fluctuations described below.

Interest income. Interest income increased by $4.0 million, or 14.5%, to $31.7 million for the year ended December 31, 2004 from $27.7 million for the year ended December 31, 2003. The primary factor for the increase in interest income was an increase in the average balance of loans receivable of $117.5 million, or 23.3%, from $504.1 million for the year ended December 31, 2003 to $621.6 million for the year ended December 31, 2004. The increase was primarily the result of loan originations exceeding repayments due to strong demand, reflecting generally lower interest rates in 2004. The growth consisted primarily of increases in single family, multifamily, commercial and land loans. The Company offers competitive rates and does not expect the composition of the loan portfolio to change. A 33 basis point decrease in the average yield on loans receivable, from 5.35% for the year ended December 31, 2003 to 5.02% for the year ended 2004 negatively impacted interest income, and was primarily due to the continued strong refinance market resulting from lower market rates of interest. Contributing to this decrease was also the rollover of the Company’s significant adjustable rate loan portfolio adjusting downward from higher rates a few years ago.

Interest income on securities decreased by $281,000, or 64.6%, to $154,000 for the year ended December 31, 2004. The decrease resulted from an $8.0 million, or 63.5%, decrease in the average balance of securities, attributable to the sale of agency debt securities and increased rate of repayment on collateralized mortgage obligations in a declining interest rate environment. These cash flows were reinvested into higher yielding loans receivable. This decrease was also a result of the average yield on the securities portfolio declining to 3.36% for the year ended December 31, 2004 compared to 3.47% for the year ended December 31, 2003, due to generally low levels of market rates of interest in 2004.

Interest income from other interest-earning assets increased $78,000 to $391,000 for the year ended December 31, 2004 from $313,000 for the year ended December 31, 2003. The increase resulted from an increase in the average balance of other interest-earning assets from $15.1 million to $16.6 million, which was primarily due to certificates of deposit in the amount of $2.0 million being deposited in other financial institutions.

Interest Expense. Interest expense increased $2.3 million, or 24.8%, to $11.4 million for the year ended December 31, 2004 from $9.2 million for the year ended December 31, 2003. The increase in interest expense resulted primarily from an increase in the average balances of deposit accounts and Federal Home Loan Bank advances. Interest expense on deposits increased $1.8 million, or 30.2%, to $7.8 million for the year ended December 31, 2004 from $6.0 million for the year ended December 31, 2003. This increase resulted from a $92.3 million increase in the average balance of deposits from $326.5 million for the year ended December 31, 2003 to $418.8 million for the year ended December 31, 2004. The average cost of our interest-bearing liabilities was 2.04% for the year ended December 31, 2004 which was consistent with the prior year. Interest expense on Federal Home Loan Bank advances increased $448,000, or 14.3%, to $3.6 million for the year ended December 31, 2004 from $3.1 million for the year ended December 31, 2003. This increase resulted from a $18.3 million increase in the average balance of FHLB advances from $123.2 million at December 31, 2003 to $141.5 million at December 31, 2004.

Net Interest Income. Net interest income before provision for loan losses increased $1.7 million, or 9.4%, to $20.3 million for the year ended December 31, 2004 from $18.6 million for the year ended December 31, 2003. The overall increase in net interest income was due primarily to the significant increase of $111.1 million in the average loan balance of interest-earning assets. However, this increase was negatively impacted by a decrease in the net interest spread of 27 basis points to 2.90% and a decrease in the net interest margin of 33 basis points during the period to 3.16%. The Company expects a continued shrinking of the net interest margin due to the recent steady increase of short term interest rates. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 114.72% for the year ended December 31, 2004 from 118.23% in the year ended December 31, 2003.

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

Provisions of $238,000 and $1.3 million were made for the year ended December 31, 2004 and 2003, respectively. Although a net increase in loans occurred during the year ended December 31, 2004, the provision decreased by $1.0 million over the prior year due to slower growth in loans in 2004 to 2003 as well as continued low levels of charge-offs and nonperforming loans. Loan delinquencies decreased $2.7 million over prior year to $2.0 million at year end. The loan growth experienced continues to be achieved primarily through the use of independent loan originators and through whole loan purchases. Since Pacific Trust Bank did not have a seasoned portfolio in this type of lending and did not have a related loss history to apply to these types of loans, peer group data adjusted for local economic conditions was used to establish our loan loss allowance, resulting in the $238,000 provision.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding decreased to .70% at December 31, 2004 from .72% at December 31, 2003. This decrease was primarily the result of continued growth in the secured portion of Bank’s loan portfolio combined with current economic conditions. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require Pacific Trust Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2004 was maintained at a level that represented management’s best estimate of anticipated losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $269,000, or 21.0%, to $1.6 million for the year ended December 31, 2004 from $1.3 million for the year ended December 31, 2003, primarily as a result of an increase of $127,000 in customer service fees on deposit accounts, a $93,000 gain made on sale of securities and $55,000 in mortgage loan prepayment penalties. Customer service fees increased as a result of an increased volume of transactions on checking accounts, ATM and debit cards.

Noninterest Expense. Noninterest expense increased $1.1 million, or 10.0%, to $12.7 million for the year ended December 31, 2004 from $11.5 million for the year ended December 31, 2003. This increase was primarily the result of a $1.1 million increase in salaries and employee benefits, a $311,000 impairment loss taken on an equity fund investment and an $86,000 increase in professional fees, partially offset by a $118,000 decrease in other general and administrative expenses.

Salaries and employee benefits represented 56.0% and 52.2% of total noninterest expense for the year ended December 31, 2004 and December 31, 2003, respectively. Total salaries and employee benefits increased $1.1 million, or 17.7%, to $7.1 million for the year ended December 31, 2004 from $6.0 million for the year ended December 31, 2003. The increase was primarily due to an increase of $249,000 in salary expense due to an increase of 11 full time equivalent employees and an increase of $317,000 in RRP compensation expense related to the additional awards made in 2004. Other contributing factors included an increase of $198,000 in the bonus compensation expense due to changes in the bonus structure from the prior period, an increase of $176,000 in ESOP compensation expense resulting from an increase in the Company’s stock price for the period ended December 31, 2004 compared to the same period in 2003, and $118,000 in employee taxes, health insurance and other employee benefits resulting primarily from an increase in number of full time employees.

A $4.5 million equity investment was made in an affordable housing fund for purposes of obtaining tax credits and for Community Reinvestment Act purposes. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. In December, 2004, an other than temporary impairment loss of $311,000 was recognized. At December 31, 2004, total benefits expected to be received by this investment approximated $4.6 million.

Professional fees increased $86,000 due primarily to increased audit fees associated with the required audit related to the Sarbanes Oxley Act.

Other general and administrative expenses decreased $118,000 due to increased expenses incurred in 2003 related to the initial public offering that occurred in the latter part of 2002.

Income Tax Expense. Income tax expense increased to $3.9 million for the year ended December 31, 2004, from $3.0 million for the year ended December 31, 2003. This increase was primarily a result of an increase in pre-tax income. The effective tax rate was 43.4% and 41.9% for the year ended December 31, 2004 and 2003, respectively.

Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002

General. Net income for the year ended December 31, 2003 was $4.1 million, an increase of $1.5 million, or 55.6%, from the year ended December 31, 2002. The increase in net income resulted in the fluctuations as described below.

Interest Income. Interest income increased by $5.9 million, or 27.0%, to $27.7 million for the year ended December 31, 2003 from $21.8 million for the twelve months ended December 31, 2002. The primary factor for the increase in interest income was an increase in the average balance of loans receivable of $178.2 million, or 54.7%, from $325.9 million for the year ended December 31, 2002 to $504.1 million for the year ended December 31, 2003. The increase was primarily the result of loan originations exceeding repayments due to strong demand, reflecting generally lower interest rates in 2003. A 91 basis point decrease in the average yield on loans receivable, from 6.26% for the year ended December 31, 2002 to 5.35% for the year ended 2003, negatively impacted interest income.

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

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding decreased to ..72% at December 31, 2003 from .74% at December 31, 2002. This decrease was primarily the result of continued growth in the secured portion of Bank’s loan portfolio combined with current economic conditions. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

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

Data processing expense increased $236,000 due to the core system conversion completed in January 2003 and as a result of increased volume in both loans and deposits.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer term basis, the Company maintains a strategy of investing in various lending products as described in greater detail under Item 1. “Business of Pacific Trust Bank - Lending Activities.” The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At December 31, 2004, the total approved loan origination commitments outstanding amounted to $9.8 million. At the same date, unused lines of credit were $22.8 million and outstanding letters of credit totaled $20,000. There are no investments and mortgage-backed securities scheduled to mature in one year or less at December 31, 2004. Certificates of deposit scheduled to mature in one year or less at December 31, 2004, totaled $127.6 million. Although the average cost of deposits decreased throughout 2003, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. In addition, the Company has the ability at December 31, 2004 to borrow an additional $124.8 million from the Federal Home Loan Bank of San Francisco as a funding source to meet commitments and for liquidity purposes.

Commitments

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(in thousands)
Commitments to extend credit	$9,773	$8,207	$1,566	$—	$—
Standby letters of credit	20	—	—	—	20
Operating Lease Obligations	1,954	326	588	482	578

	$11,747	$8,533	$2,154	$482	$578

Capital

Consistent with its goals to operate a sound and profitable financial organization, Pacific Trust Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $69.6 million at December 31, 2004, or 11.8% of total assets on that date. As of December 31, 2004, Pacific Trust Bank exceeded all capital requirements of the Office of Thrift Supervision. Pacific Trust Bank’s regulatory capital ratios at December 31, 2004 were as follows: core capital 10.3%; Tier I risk-based capital, 16.4%; and total risk-based capital, 17.5%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rates.

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

The Office of Thrift Supervision provides Pacific Trust Bank with the information presented in the following tables. They present the change in Pacific Trust Bank’s net portfolio value at December 31, 2004 and 2003, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without effect to any steps that management might take to counteract that change. A reduction in interest rates of more than 100 basis points is not presented because it would compute to a rate less than zero for certain products.

	September 30, 2004
Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as% of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	63,160	(26,742)	(30)%	9.66%	(330	)bp
+200 bp	74,494	(15,409)	(17)%	11.12%	(183	)bp
+100 bp	83,730	(6,172)	(7)%	12.25%	(70	)bp
0 bp	89,903			12.95%	0bp
-100 bp	92,227	2,324	3%	13.16%	20bp

	December 31, 2003
Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	Net Portfolio Value			Net Portfolio Value as% of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	58,468	(19,139)	(25)%	9.75%	(254	)bp
+200 bp	66,293	(11,314)	(15)%	10.84%	(145	)bp
+100 bp	72,818	(4,789)	(6)%	11.70%	(59	)bp
0 bp	77,607			12.29%	0bp
-100 bp	80,525	2,918	4%	12.61%	31bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

Item 8. Financial Statements and Supplementary Data

FIRST PACTRUST BANCORP, INC.

Chula Vista, California

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First PacTrust Bancorp, Inc.

Chula Vista, California

We have audited the accompanying consolidated statements of financial condition of First PacTrust Bancorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First PacTrust Bancorp, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with US generally accepted accounting principles.

Livingston, New Jersey

March 5, 2005

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2004 and 2003

(Amounts in thousands, except share and per share data)

	2004	2003
ASSETS
Cash and due from banks	$5,783	$6,705
Federal funds sold	670	1,110
Interest-bearing deposits	5,862	3,760

Total cash and cash equivalents	12,315	11,575
Interest-bearing deposit in other financial institutions	2,490	500
Securities available-for-sale	10,019	6,419
Federal Home Loan Bank stock, at cost	7,784	8,293
Loans, net of allowance of $4,430 in 2004 and $4,232 in 2003	628,724	587,251
Accrued interest receivable	2,255	2,121
Premises and equipment, net	5,279	5,372
Other assets	5,594	2,433

Total assets	$674,460	$623,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$15,561	$12,327
Interest-bearing checking	69,992	55,838
Money market accounts	75,641	65,541
Savings accounts	63,258	52,843
Certificates of deposit	229,129	203,376

Total deposits	453,581	389,925

Advances from Federal Home Loan Bank	135,500	147,000
Accrued expenses and other liabilities	5,988	2,500

Total liabilities	595,069	539,425

Shareholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 2004 – 5,445,000 shares issued, 2003—5,455,000 shares issued	54	55
Additional paid-in capital	65,281	64,966
Retained earnings	37,385	34,137
Treasury stock, at cost (2004 – 800,100, 2003 – 393,600 shares)	(17,180)	(8,016)
Unearned employee stock ownership plan (2004 – 296,240 shares, 2003 - 338,560 shares)	(3,555)	(4,063)
Unearned employee stock award shares (2004 – 143,560, 2003 – 148,000 shares)	(2,594)	(2,591)
Accumulated other comprehensive income	—	51

Total shareholders’ equity	79,391	84,539

Total liabilities and shareholders’ equity	$674,460	$623,964

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

	2004	2003	2002
Interest and dividend income
Loans, including fees	$31,188	$26,973	$20,406
Securities	154	435	818
Dividends and other interest-earning assets	391	313	610

Total interest and dividend income	31,733	27,721	21,834

Interest expense
Savings	605	495	688
Checking	768	381	376
Money market	1,081	931	1,100
Certificates of deposit	5,392	4,220	4,564
Federal Home Loan Bank advances	3,580	3,132	1,382

Total interest expense	11,426	9,159	8,110

Net interest income	20,307	18,562	13,724

Provision for loan losses	238	1,272	1,109

Net interest income after provision for loan losses	20,069	17,290	12,615

Noninterest income
Customer service fees	1,219	1,092	954
Mortgage loan prepayment penalties	206	151	—
Net gain on sales of securities available-for-sale	93	—	—
Other	32	38	95

Total noninterest income	1,550	1,281	1,049

Noninterest expense
Salaries and employee benefits	7,069	6,004	4,605
Occupancy and equipment	1,778	1,847	1,929
Advertising	344	399	282
Professional fees	362	276	150
Stationary, supplies, and postage	393	458	398
Data processing	804	797	561
ATM costs	495	509	432
Impairment Loss on Equity Investment	311	—	—
Other general and administrative	1,102	1,220	714

Total noninterest expense	12,658	11,510	9,071

Income before income taxes	8,961	7,061	4,593

Income tax expense	3,886	2,960	1,957

Net income	$5,075	$4,101	$2,636

Basic earnings per share	$1.18	$.86	$.23

Diluted earnings per share	$1.16	$.85	$.23

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2002	—	—	28,669	—	—	—	52	28,721

Issuance of stock	53	61,707	—	—	(5,078)	—	—	56,682
Employee stock ownership plan shares earned	—	126	—	—	507	—	—	633

Comprehensive income:
Net income	—	—	2,636	—	—	—	—	2,636
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	209	209

Total comprehensive income								2,845

Balance at December 31, 2002	53	61,833	31,305	—	(4,571)	—	261	88,881

Comprehensive income:
Net income	—	—	4,101	—	—	—	—	4,101
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(210)	(210)

Total comprehensive income								3,891

Issuance of stock awards	2	2,843	—	102	—	(2,947)	—	—
Stock awards earned	—	—	—	—	—	356	—	356
Purchase of 398,600 shares of treasury stock	—	—	—	(8,118)	—	—	—	(8,118)
Employee stock ownership plan shares earned	—	290	—	—	508	—	—	798
Dividends declared ($.26 per share)	—	—	(1,269)	—	—	—	—	(1,269)

Balance at December 31, 2003	55	64,966	34,137	(8,016)	(4,063)	(2,591)	51	84,539
Comprehensive income:
Net income	—	—	5,075	—	—	—	—	5,075
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(51)	(51)

Total comprehensive income								5,024

Forfeiture and retirement of Stock	(1)	(171)	—	(41)	—	212	—	(1)
Issuance of stock awards	—	(47)	—	936	—	(889)	—	—
Stock awards earned	—	—	—	—	—	674	—	674
Purchase of 448,300 shares of treasury stock	—	—	—	(10,059)	—	—	—	(10,059)
Employee stock ownership plan shares earned	—	484	—	—	508	—	—	992
Tax Benefits of RRP Shares Vesting	—	49	—	—	—	—	—	49
Dividends declared ($.42 per share)	—	—	(1,827)	—	—	—	—	(1,827)

Balance at December 31, 2004	$54	$65,281	$37,385	$(17,180)	$(3,555)	$(2,594)	$-	$79,391

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

	2004	2003	2002
Cash flows from operating activities
Net income	$5,075	$4,101	$2,636
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	238	1,272	1,109
Net amortization of securities	30	220	181
Depreciation and amortization	472	415	494
Employee stock ownership plan compensation expense	992	798	633
Stock award compensation expense	674	356	—
Realized gain on sales of securities available-for-sale, net	(93)	—	—
Impairment of equity investment	311	—	—
Loss on disposal of premises and equipment	37	8	—
Deferred income tax benefit	(269)	(127)	(110)
Federal Home Loan Bank stock dividends	(324)	(276)	(106)
Net change in:
Deferred loan fees	14	(614)	(530)
Accrued interest receivable	(134)	(312)	(349)
Other assets	1,297	(802)	935
Accrued expenses and other liabilities	862	1,278	(217)

Net cash provided by operating activities	9,182	6,317	4,676

Cash flows from investing activities
Proceeds from sales of securities available-for-sale	10,556	—	—
Proceeds from maturities and principal repayments of securities available-for-sale	1,270	11,755	6,681
Purchases of securities available-for-sale	(15,449)	(19)	(11,577)
Purchases of equity investment	(1,791)	—	—
Loan originations and principal collections, net	(41,181)	(171,064)	(129,732)
Purchase of loans	(544)	—	(19,403)
Increase in other interest-bearing deposits	(1,990)	(500)	—
Additions to premises and equipment	(416)	(632)	(1,794)
Redemption of Federal Home Loan Bank stock	833	—	—
Purchase of Federal Home Loan Bank stock	—	(3,512)	(1,890)

Net cash used in investing activities	(48,712)	(163,972)	(157,715)

Cash flows from financing activities
Net increase in deposits	63,656	110,211	27,760
Net change in Federal Home Loan Bank open line	(500)	8,900	16,100
Repayments of Federal Home Loan Bank advances	(28,000)	(20,000)	(83,100)
Proceeds from Federal Home Loan Bank advances	17,000	68,000	129,100
Net proceeds from stock issuance	—	—	56,682
Purchase of treasury stock	(10,059)	(8,118)	—
Dividends paid on common stock	(1,827)	(1,269)	—

Net cash provided by financing activities	40,270	157,724	146,542

(Continued)

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

	2004	2003	2002
Net change in cash and cash equivalents	$740	$69	$(6,497)

Cash and cash equivalents at beginning of year	11,575	11,506	18,003

Cash and cash equivalents at end of year	$12,315	$11,575	$11,506

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$11,368	$8,941	$8,101
Income taxes paid	2,547	4,466	2,108

Supplemental disclosure of noncash activities
Amount due from servicing agent	—	—	13,727
Commitment for additional equity investment	2,709	—	—

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

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

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

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

Cash Flows: Cash and cash equivalents include cash on hand, deposits with other financial institutions under 90 days, and daily federal funds sold. The Company reports net cash flows for customer loan transactions and deposit transactions and interest bearing deposits in other financial institutions.

Interest-bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Securities: Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold those securities to maturity. Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. All other securities are classified as available for sale since the Company may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. These securities are carried at fair value with unrealized holding gains and losses, net of taxes, reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are recorded on the trade date and based on the amortized cost of the security sold.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Affordable Housing Fund: The Company has a 19% equity investment in an affordable housing fund totaling $4.2 million, with a commitment to fund an additional $300, for purposes of obtaining tax credits and for Community Reinvestment Act purposes. This investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the Fund. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. In December 2004, the Company recognized an impairment charge on an equity investment in an affordable housing fund which was considered to have other than temporary loss. The Company adjusted the basis (carrying value) of the security to reflect its fair value at the date of impairment recognizing a loss of $311.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or repayment are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

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

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, peer group information, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature, such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

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

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings are depreciated using the straight-line method with an average useful life of 39 years. Leasehold improvements are depreciated using the straight-line method over estimated useful lives not to exceed the lease term. Lease terms range up to ten years. Furniture, fixtures, and equipment are depreciated using the straight-line method with useful lives ranging from five to seven years. Maintenance and repairs are charged to expense as incurred, and improvements that extend the useful lives of assets are capitalized.

Long-term Assets: Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Statements: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit, that are considered financial guarantees in accordance with FASB Interpretation No. 45 are recorded at fair value.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2004	2003
Net income as reported	$5,075	$4,101
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	82	49

Pro forma net income	$4,993	$4,052

Basic earnings per share as reported	$1.18	$.86
Pro forma basic earnings per share	1.16	.85
Diluted earnings per share as reported	1.16	.85
Pro forma diluted earnings per share	1.14	.84

The fair value of options granted and pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	April 21 2004	May 14 2004
Date of Grant
Options granted	101,050	5,000
Estimated fair value of stock options granted	$1.58	$2.02
Assumptions used:
Risk-free interest rate	3.52%	3.92%
Expected option life	5 years	5 years
Expected stock price volatility	4.93%	5.71%
Dividend yield	2.07%	2.01%

	April 24 2003	May 14 2003	June 24 2003	December 15 2003
Date of grant
Options granted	389,000	26,450	5,000	10,000
Estimated fair value of stock options granted	$1.51	$1.45	$1.31	$2.12
Assumptions used:
Risk-free interest rate	2.92%	2.47%	2.21%	3.26%
Expected option life	5 years	5 years	5 years	5 years
Expected stock price volatility	8.77%	7.81%	7.18%	9.65%
Dividend yield	1.41%	1.29%	1.29%	1.38%

Income Taxes: The Company records income tax expense based on the amount of taxes due on its tax return, plus deferred taxes computed on the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities, using enacted tax rates. A valuation allowance, if needed reduces deferred tax assets to the amount expected to be realized.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated and/or unearned shares first reduces retained accrued interest and secondly principal.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock awards. Earnings per share are calculated beginning with August 22, 2002, the date of conversion.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of tax, which are also recognized as a separate component of equity.

New Accounting Standards: SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a final FASB Staff Position, FSP EITF Issue 03-01-1, which delays the effective date for the measurement and recognition guidance of EITF 03-01. The comment period is currently open related to this staff position. The implementation date is unknown until further guidance is issued by the FASB. We are currently evaluating the impact of adopting EITF 03-01.

SFAS 123R, “Accounting for Stock-Based Compensation, Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified as of the beginning of the first quarter or annual reporting period that begins after June 15, 2005. Compensation cost will also be recorded on the date of grant as the Company’s options vest immediately. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date and so cannot currently be predicted. No existing options vest after adoption date so no additional compensation expense will be recorded subsequent to the date of adoption with respect to outstanding options. There will be no significant effect on financial position as total equity will not change.

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

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 3 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2004
Agency securities FHLB note	$9,921	$—	$(32)
Collateralized mortgage obligations
Federal National Mortgage Association	10	—	—
Government National Mortgage Association	2	—	—
Equity Securities	86	32	—

	$10,019	$32	$(32)

The FHLB notes will mature in November, 2009.

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2003
Agency securities FHLB note	$5,104	$72	$—
Collateralized mortgage obligations
Federal National Mortgage Association	1,284	4	—
Government National Mortgage Association	2	—	—
Equity Securities	29	10	—

Total securities available for sale	$6,419	$86	$—

Sales of securities available-for-sale were as follows:

	2004	2003	2002
Proceeds from sales of securities	$10,556	—	—
Gross realized gains	93	—	—

Securities with unrealized losses at year-end 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Agency Securities FNMA Note	$0	$0	$9,921	$32	$9,921	$32

Total temporarily impaired			$9,921	$32	$9,921	$32

At December 31, 2003, there were no temporarily impaired securities.

The Company evaluates securities for other-than-temporary impairment-at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

As of December 31, 2004, the Company had recorded $32 of unrealized losses on two agency securities. The unrealized losses relate principally to the general change in interest rate levels that has occurred since the securities purchase dates, and such unrecognized losses or gains will continue to vary with general interest rate level fluctuations in the future. In analyzing the issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades have occurred, and industry analysts’ reports. As management has the ability to hold these debt securities, classified as available for sale, for the foreseeable future, no declines are deemed to be other than temporary.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

NOTE 4 - LOANS

Loans receivable consist of the following:

	2004	2003
One-to-four-family	$517,564	$496,253
Commercial real estate and multi-family	89,299	73,789
Construction loans	126	2,229
Home equity loans	12,905	10,738
Consumer	4,020	4,908
Commercial	681	752
Land	7,356	1,597

Total	631,951	590,266
Allowance for loan losses	(4,430)	(4,232)
Net deferred loan costs	1,203	1,217

Loans receivable, net	$628,724	$587,251

Activity in the allowance for loan losses is summarized as follows:

	2004	2003	2002
Balance at beginning of year	$4,232	$2,953	$1,742
Loans charged off	(98)	(56)	(67)
Recoveries of loans previously charged off	58	63	169
Provision for loan losses	238	1,272	1,109

Balance at end of year	$4,430	$4,232	$2,953

There were no loans individually classified as impaired loans in 2004 or 2003.

Nonperforming loans were as follows:

	2004	2003
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	$4	$1

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	2004	2003
Land and improvements	$1,638	$1,638
Buildings	3,625	3,803
Furniture, fixtures, and equipment	3,619	3,220
Leasehold improvements	973	971
Construction in process	—	3

Total	9,855	9,635
Less accumulated depreciation and amortization	4,576	4,263

Premises and equipment, net	$5,279	$5,372

Depreciation expense was $472, $415, and $494 for 2004, 2003, and 2002.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2004 pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows, before considering renewal options that generally are present.

2005	$326
2006	326
2007	262
2008	241
2009	241
Thereafter	558

Total	$1,954

Total rent expense for the years ended December 31, 2004, 2003, and 2002 amounted to $335, $229, and $178.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

NOTE 6 - DEPOSITS

Certificate of deposit accounts with balances of $100 or more totaled $82,809 and $64,894 at December 31, 2004 and 2003.

The scheduled maturities of time deposits at December 31, 2004 are as follows:

2005	$127,605
2006	30,705
2007	56,289
2008	7,534
2009	6,996

Total	$229,129

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2004, the interest rates on the Bank’s advances from the FHLB ranged from 1.80% to 4.05% with a weighted average rate of 2.62%. At December 31, 2003, the interest rates on the Bank’s advances from the FHLB ranged from 0.97% to 5.22% with a weighted average rate of 2.51%. The contractual maturities by year of the Bank’s advances are as follows:

	2004	2003
2004	$—	$28,000
2005	27,000	26,000
2006	50,000	35,000
2007	14,000	13,000
2008	20,000	20,000
Overnight borrowings	24,500	25,000

Total advances	$135,500	$147,000

Each advance is payable at its maturity date, with a prepayment penalty. The Bank’s advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $575,836 and $512,029, certain mortgage-backed securities of $10 and $1,944, and the Bank’s investment of capital stock of FHLB of San Francisco of $7,784 and $8,293 at year-end 2004 and 2003. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow an additional $124,800 at year-end 2004.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

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

During 2004, 2003 and 2002, 42,320 shares of stock with an average fair value $23.46, $18.90 and $14.97 per share were committed to be released, resulting in ESOP compensation expense of $992, $798 and $633. Shares held by the ESOP at December 31, 2004 and 2003 are as follows:

Shares held by the ESOP were as follows:

	2004	2003
Allocated shares	121,245	84,640
Unearned shares	296,240	338,560

Total ESOP shares	417,485	423,200

Fair value of unearned shares at December 31, 2004	$8,102	$7,557

NOTE 9 - INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2004	2003	2002
Current tax provision
Federal	$3,106	$2,294	$1,491
State	1,049	793	576

	4,155	3,087	2,067
Deferred tax benefit
Federal	(209)	(96)	(83)
State	(60)	(31)	(27)

	(269)	(127)	(110)

	$3,886	$2,960	$1,957

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

NOTE 9 - INCOME TAXES (Continued)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2004	2003	2002
Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.5	7.5	7.0
Other, net	1.9	0.4	1.6

Effective tax rates	43.4%	41.9%	42.6%

The components of the net deferred tax asset, included in other assets, are as follows:

	2004	2003
Deferred tax assets
Allowance for loan losses	$1,379	$1,411
Section 475 mark-to-market adjustment	—	35
RRP Plan	195	146
Deferred California tax	366	271
Impairment	128	—
Other	164	12

	2,232	1,875

Deferred tax liabilities
Deferred loan fees	(757)	(826)
FHLB stock dividends	(416)	(289)
Unrealized gain on securities available-for-sale	—	(35)
Depreciation	(97)	(9)
Other	(71)	(94)

	(1,341)	(1,253)

Net deferred tax asset	$891	$622

NOTE 10 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments such as loan commitments, credit lines, letters of credit, and overdraft protection are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contact are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

NOTE 10 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES (Continued)

material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end:

	Contract Amount December 31,
	2004	2003
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$7,716	$14,049
Unused lines of credit	22,835	19,986
Construction loans in process	2,057	4,721
Standby letters of credit	20	10

At December 31, 2004 and 2003, fixed rate commitments to extend credit consisted of $5,910 and $470 respectively. The fixed rate commitments at December 31, 2004 are due to expire within 1 to 60 days of issuance and have rates ranging from 5.25% to 7.95% and maturities ranging from 1 years to 5 years.

Financial instruments that potentially subject the Bank to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, and loans. At December 31, 2004 and 2003, the Bank had deposit accounts with balances totaling approximately $2,401 and $2,084 at Pacific Coast Bankers Bank.

NOTE 11 - MINIMUM REGULATORY CAPITAL REQUIREMENTS

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

NOTE 11 - MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2004 and 2003, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004
Total capital (to risk- weighted assets)	$74,062	17.49%	$33,879	8.00%	$42,349	10.00%
Tier 1 capital (to risk- weighted assets)	69,590	16.43	16,940	4.00	25,410	6.00
Tier 1 (core) capital (to adjusted tangible assets)	69,590	10.33	26,950	4.00	33,688	5.00

December 31, 2003
Total capital (to risk- weighted assets)	$66,915	18.15%	$29,489	8.00%	$36,862	10.00%
Tier 1 capital (to risk- weighted assets)	62,740	17.02	14,745	4.00	22,117	6.00
Tier 1 (core) capital (to adjusted tangible assets)	62,740	10.07	24,932	4.00	31,166	5.00

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

NOTE 11 - MINIMUM REGULATORY CAPITAL REQUIREMENTS (Continued)

Banking regulations limit capital distributions by savings associations (or national banks). Generally, capital distributions are limited to undistributed net income for the current and prior two years. At year-end 2004, approximately $12.0 million is available to pay dividends to the holding company. These regulations pose no practical restrictions to paying dividends at historical levels.

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) plan whereby substantially all employees participate in the plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions, to be determined annually by management, on the first 4% of the employee’s compensation contributed to the plan. Matching contributions vest to the employee at the end of the calendar year in which the contribution was made. For the years ended December 31, 2004, 2003, and 2002, expense attributable to the plan amounted to $70, $67, and $72.

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

NOTE 13 - EMPLOYEE STOCK COMPENSATION

RRP Plan: A Recognition and Retention Plan (RRP) provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares as of the market value at date of grant. Pursuant to its 2003 stock-based incentive plan, total shares issuable under the plan are 211,600. The Company awarded 41,800 and 170,000 shares of restricted stock during 2004 and 2003 of which 12,000 shares have been forfeited. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of shareholders’ equity. Compensation expense for restricted stock awards totaled approximately $674 and $356 for the year ended December 31, 2004 and 2003, respectively.

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

NOTE 13 - EMPLOYEE STOCK COMPENSATION (Continued)

SOP Plan: A Stock Option Plan (SOP) provides for issue of options to directors, officers, and employees. The Company adopted the SOP during 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant.

A summary of the activity in the SOP is as follows:

	2 0 0 4		2 0 0 3
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of year	425,450	$17.40	—	$—
Granted	106,050	20.32	430,450	17.40
Exercised	—	—	—	—
Forfeited or expired	43,000	17.79	5,000	18.61

Outstanding at end of year	488,500	$17.99	425,450	$17.40

Options exercisable at year-end	77,690		—

Weighted-average fair Value of options Granted during year	$1.57		$1.51

Options outstanding at year-end 2004 were as follows.

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17 - $20	374,450	8.31	$17.23	75,690	$17.23
$20 - $22	114,050	9.28	20.46	2,000	21.99

Outstanding at year end	488,500			77,690

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

NOTE 14 - EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation follow.

	2004	2003	2002
Basic
Net income	$5,075	$4,101	$2,636
Less net income of Bank prior to conversion	—	—	1,533

Net income attributable to common shareholders	$5,075	$4,101	$1,103

Weighted average common shares outstanding	4,292,473	4,796,897	4,881,868

Basic earnings per share	$1.18	$.86	$.23

Diluted
Net income	$5,075	$4,101	$1,103

Weighted average common shares outstanding for basic earnings per common share	4,292,473	4,796,897	4,881,868
Add: Dilutive effects of stock options	67,715	13,769	—
Add: Dilutive effects of stock awards	20,984	5,750	—

Average shares and dilutive potential common shares	4,381,171	4,816,416	4,881,868

Diluted earnings per common share	$1.16	$.85	$.23

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company has granted loans to certain officers and directors and their related interests.

Activity in the loan accounts of officers and directors and their related interests follows for the year ended December 31, 2004:

Balance at beginning of year	$1,559
Loans originated	33
Principal repayments	(85)

Balance at end of year	$1,507

Deposits from principal officers, directors, and their related interests at year-end 2004 and 2003 were $ 1,197 and $1,254.

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments consist of the following:

	December 31, 2004		December 31, 2003
	Approximate Carrying Amount	Estimated Fair Value	Approximate Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$12,315	$12,315	$11,575	$11,575
Interest-bearing deposits with other financial institutions	2,490	2,490	500	500
Securities available for sale	10,019	10,019	6,419	6,419
FHLB stock	7,784	7,784	8,293	8,293
Loans, net	628,724	634,307	587,251	596,150
Accrued interest receivable	2,255	2,255	2,121	2,121

Financial liabilities
Deposits	$453,581	$453,433	$389,925	$391,191
Federal Home Loan Bank Advances	135,500	134,333	147,000	146,752
Accrued interest payable	295	295	236	236

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits with other financial institutions, FHLB stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.

The fair value of advances from the FHLB is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or the cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance-sheet financial instruments is immaterial.

NOTE 17 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

	2004	2003	2002
Unrealized holding gains (losses) on securities available for sale	$7	$(358)	$357
Reclassification adjustments for gains recognized in income	(93)	—	—

Net unrealized gains (losses)	(86)	(358)	357
Tax effect	35	148	(148)

Other comprehensive income (loss)	$(51)	$(210)	$209

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31
2004
Interest income	$7,743	$7,827	$8,028	$8,135
Interest expense	2,606	2,726	2,919	3,175

Net interest income	5,137	5,101	5,109	4,960

Provision for loan losses	108	148	194	(212)
Noninterest income	331	452	437	330
Noninterest expense	3,107	3,048	2,962	3,541

Income before income taxes	2,253	2,357	2,390	1,961

Income tax expense	1,058	926	1,033	869

Net income	$1,195	$1,431	$1,357	$1,092

Earnings per share	$.26	$.34	$.32	$.26

2003
Interest income	$6,332	$6,861	$6,950	$7,578
Interest expense	2,027	2,200	2,386	2,546

Net interest income	4,305	4,661	4,564	5,032

Provision for loan losses	328	300	435	209
Noninterest income	238	326	384	333
Noninterest expense	2,550	2,856	2,894	3,210

Income before income taxes	1,665	1,831	1,619	1,946

Income tax expense	708	785	649	818

Net income	$957	$1,046	$970	$1,128

Earnings per share	$.19	$.21	$.20	$.24

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

NOTE 19 - PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and cash equivalents	$5,640	$16,406
Interest-bearing deposits in other financial institution	505	500
Securities available for sale	86	30
ESOP loan	3,555	4,570
Investment in bank subsidiary	69,572	62,785
Accrued interest receivable and other assets	86	282

Total assets	$79,444	$84,573

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses and other liabilities	$53	$34
Shareholders' equity	79,391	84,539

Total liabilities and shareholders’ equity	$79,444	$84,573

(Continued)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

(Amounts in thousands, except share and per share data)

NOTE 19 - PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

For the years ended December 31, 2004, 2003 and

for the period 8/22/02 to 12/31/02

	2004	2003	2002
Income
ESOP loan	$228	$255	$100
Deposits in other financial institutions	150	366	167
Other income	—	1	—

Total income	378	622	267

Other Expenses
Other operating expense	212	321	40

Income before income taxes and equity in undistributed earnings of bank subsidiary	166	301	227

Income taxes	68	69	108

Income before equity in undistributed earnings of bank subsidiary	98	232	119

Equity in undistributed earnings of bank subsidiary	4,977	3,869	984

Net income	$5,075	$4,101	$1,103

(Continued)

NOTE 19 - PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31, 2004, 2003 and

for the period 8/22/02 to 12/31/02

	2004	2003	2002
Cash flows from operating activities
Net income	$5,075	$4,101	$1,103
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	(4,977)	(3,869)	(984)
Change in other assets and liabilities	205	325	(69)

Net cash from operating activities	303	557	50

Cash flows from investing activities
Purchase of bank subsidiary stock	—	—	(30,880)
Increase in other interest-bearing deposits	(5)	(500)	—
Purchase of securities	(35)	(19)	—

Net cash from investing activities	(40)	(519)	(30,880)

Cash flows from financing activities
Proceeds from sale of common stock	—	—	56,682
Capital contribution to the Bank	(158)	(97)	—
ESOP loan payments	1,015	—	—
Purchase of treasury stock	(10,059)	(8,118)	—
Dividends paid	(1,827)	(1,269)	—

Net cash from financing activities	(11,029)	(9,484)	56,682

Net change in cash and cash equivalents	(10,766)	(9,446)	25,852

Beginning cash and cash equivalents	16,406	25,852	—

Ending cash and cash equivalents	$5,640	$16,406	$25,852

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No disclosure is required under this Item.

Item 9A.Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2004, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2004, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgment in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

The Sarbanes-Oxley Act of 2002 (the”Act”) imposed many requirements regarding corporate governance and financial reporting. One requirement under Section 404 of the Act, beginning with this annual report, is for management to report on the effectiveness of First PacTrust’s internal control over financial reporting as of December 31, 2004, and for our independent registered public accounting firm to attest to this report. On November 30, 2004, the Securities and Exchange Commission issued an exemptive order providing a 45-day extension for the filing of these reports and attestations by eligible companies. We elected to utilize this 45-day extension; accordingly this Form 10-K does not include these reports but an amendment to this Form 10-K, including these reports will be filed on or before May 2, 2005. Currently, we are not aware of any material weaknesses in our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers. The information concerning directors of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year. Information concerning the executive officers of the Company who are not directors is incorporated herein by reference from Part I of this Form 10K under the caption “Executive Officers of the Registrant Who Are Not Directors.”

Audit Committee Financial Expert. Information concerning the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2005, except for information contained under the heading “Report of the Audit Committee,” a copy of which is filed not later than 120 days after the close of the fiscal year.

Code of Ethics. The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics applies to all of the Company’s directors, officers and employees. A copy of the Company’s Code of Ethics was filed with the SEC as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2003. You may obtain a copy of the Code of Ethics free of charge from the Company by writing to the Corporate Secretary of the Company, 610 Bay Boulevard, Chula Vista, California 91910 or by calling (619) 691-9741. These documents are also available in the corporate governance section of the Company’s website at www.firstpactrustbancorp.com/corporate governance.

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

Item 11. Executive Compensation

The information concerning executive compensation required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders, except for information contained under the headings “Compensation Committee report on Executive Compensation, “Shareholder Return Performance Presentation” and “Report of the Audit Committee,” a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

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

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	690,300	$17.98	50,300	(1)
Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 40,500 shares available for future grants under First PacTrust Bancorp, Inc’s stock option plan and 9,800 shares available for future grants under First PacTrust Bancorp, Inc’s recognition and retention plan.

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

Item 14. Principal Accountant Fees and Services

(a)	Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 20, 2005 (excluding the information contained and the heading of “Report of the Audit/Compliance Committee”). A copy of such will be filed no later than 120 days after December 31, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data

(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

9.0 10.1	Voting Trust Agreement Severance Agreement with Hans Ganz	None ***

10.2	Severance Agreement with Melanie Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**
10.6	Registrant’s Recognition and Retention Plan	**
10.7	Named Executive Officers Salary and Bonus Arrangements for 2005 and Director Fee Arrangements for 2005.	10.7
11.0 14.0 16.0 18.0 21.0	Statement regarding computation of ratios Code of Ethics Letter regarding change in certifying accountant Letter regarding change in accounting principles Subsidiaries of the Registrant	None *** None None *

22.0 23.0 24.0 31.1 31.2 32.0

Published Report regarding matters submitted to vote of security holders

Consent of Crowe Chizek and Company LLP

Power of Attorney, included in signature pages

Rule 13(a)-14(a) Certification (Chief Executive Officer)

Rule 13(a)-14(a) Certification (Chief Financial Officer)

Section 906 of The Sarbanes-Oxley Act Certification

None 23.0 24.0 31.1 31.2 32

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.
**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

(b) Exhibits – Included, see list in (a)(3).

(c) Financial Statement Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: March 16, 2005	By:	/s/ Hans R. Ganz
Hans R. Ganz, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Hans R. Ganz Hans R. Ganz	/s/ Alvin L. Majors Alvin L. Majors
President, Chief Executive Officer and Director /s/ Francis P. Burke	Chairman of the Board /s/ Kenneth Scholz
Francis P. Burke	Kenneth Scholz
Director	Director
/s/ Donald Purdy Donald Purdy	/s/ Donald Whitacre Donald Whitacre
Director	Director
/s/ Regan Gallagher Regan Gallagher
Senior Vice President/Controller (Principal Financial and Accounting Officer)