Form 10-Q
period 2005-03-31
FIRST PACTRUST BANCORP INC
filed 2005-05-10
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 4, 2005 the Registrant had 4,543,500 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and due from banks	$5,662	$5,783
Federal funds sold	850	670
Interest-bearing deposits	5,889	5,862

Total cash and cash equivalents	12,401	12,315

Interest-bearing deposit in other financial institution	2,490	2,490
Securities available-for-sale	14,119	10,019
Federal Home Loan Bank stock	7,871	7,784
Loans receivable, net of allowance of $4,519 and $4,430	634,643	628,724
Accrued interest receivable	2,528	2,255
Premises and equipment, net	5,266	5,279
Bank owned life insurance investment	15,129	—
Other assets	5,841	5,594

Total assets	$700,288	$674,460

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Non-interest-bearing	$14,688	$15,561
Interest-bearing	455,994	438,020

Total deposits	470,682	453,581

Advances from Federal Home Loan Bank	144,500	135,500
Accrued expenses and other liabilities	4,775	5,988

Total liabilities	619,957	595,069
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; March 31, 2005- 5,445,000 shares issued, December 31, 2004- 5,445,000 shares issued	54	54
Additional paid-in capital	65,437	65,281
Retained earnings	37,990	37,385
Treasury stock, at cost (March 31, 2005 – 800,100 shares, December 31, 2004- 800,100 shares)	(17,180)	(17,180)
Unearned Employee Stock Ownership Plan shares (March 31, 2005- 285,660 shares, December 31, 2004- 296,240 shares)	(3,428)	(3,555)
Unearned employee stock award shares (March 31, 2005- 133,471 shares, December 31, 2004- 143,560 shares)	(2,413)	(2,594)
Accumulated other comprehensive income (loss)	(129)	—

Total shareholders’ equity	80,331	79,391

Total liabilities and shareholders’ equity	$700,288	$674,460

See accompanying notes to consolidated financial statements.

1.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income

(In thousands of dollars except share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest and dividend income
Loans, including fees	$8,092	$7,614
Securities	153	49
Other interest-earning assets	40	80

Total Interest Income	8,285	7,743
Interest expense
Deposits	2,477	1,698
Federal Home Loan Bank advances	995	908

Total Interest Expense	3,472	2,606

Net interest income	4,813	5,137
Provision for loan losses	80	108

Net interest income after provision for loan losses	4,733	5,029
Noninterest income
Customer service fees	299	282
Mortgage loan prepayment penalties	53	40
Other	134	9

Total noninterest income	486	331
Noninterest expense
Salaries and employee benefits	1,918	1,789
Occupancy and equipment expense	455	488
Advertising	116	58
Professional fees	106	76
Stationary, supplies and postage	96	110
Data processing	211	193
ATM costs	117	116
Other general and administrative	390	277

Total noninterest expense	3,409	3,107

Income before income taxes	1,810	2,253
Income tax expense	661	1,058

Net income	$1,149	$1,195

Comprehensive income	$1,020	$1,185

Earnings per share
Basic	$.27	$.26
Diluted	$.26	$.26

See accompanying notes to consolidated financial statements.

2.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,149	$1,195
Adjustments to reconcile net income to net cash from operating activities
Net premium amortization on securities	5	49
Provision for loan losses	80	108
Depreciation and amortization	125	115
Federal Home Loan Bank stock dividends	—	80
BOLI income	129	—
Employee stock ownership plan compensation expense	283	237
Stock award compensation expense	181	139
Net change in:
Deferred loan fees	(80)	(229)
Accrued interest receivable and other assets	(649)	(166)
Accrued interest payable and other liabilities	(1,133)	969

Net cash provided by operating activities	90	2,497

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and principal collections, net	(5,917)	(27,461)
Increase in other interest bearing deposits	—	(465)
Purchase of Federal Home Loan Bank stock	(303)	(160)
Redemption of Federal Home Loan Bank stock	216	—
Purchase of securities available-for-sale	(4,316)	(65)
Proceeds from maturities and principal repayments of securities available-for-sale	—	1,143
Purchase of bank owned life insurance investment	(15,000)	—
Net change in bank owned life insurance investment	(129)	—
Additions to premises and equipment	(112)	(109)

Net cash provided by investing activities	(25,561)	(27,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,101	38,020
Net change in Federal Home Loan Bank open line	19,000	(6,500)
Repayments of Federal Home Loan Bank advances	(10,000)	(1,000)
Purchase of treasury stock	—	(5,634)
Dividends paid on common stock	(544)	(417)

Net cash provided by financing activities	25,557	24,469

Net change in cash and cash equivalents	86	(151)

Cash and cash equivalents at beginning of period	12,315	11,575

Cash and cash equivalents at end of period	$12,401	$11,424

See accompanying notes to consolidated financial statements.

3.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2004	$55	$64,966	$34,137	$(8,016)	$(4,063)	$(2,591)	$51	$84,539

Comprehensive income:
Net income	—	—	5,075	—	—	—	—	5,075
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(51)	(51)

Total comprehensive income								5,024

Forfeiture and retirement of Stock	(1)	(171)	—	(41)	—	212	—	(1)
Issuance of stock awards	—	(47)	—	936	(889)	—	—	—
Stock awards earned	—	—	—	—	—	674	—	674
Purchase of 448,300 shares of treasury stock	—	—	—	(10,059)	—	—	—	(10,059)
Employee stock ownership plan shares earned	—	484	—	—	508	—	—	992
Tax Benefits of RRP Shares Vesting	—	49	—	—	—	—	—	49
Dividends declared ($.42 per share)	—	—	(1,827)	—	—	—	—	(1,827)

Balance at December 31, 2004	$54	$65,281	$37,385	$(17,180)	$(3,555)	$(2,594)	$—	$79,391

Comprehensive income:
Net income	—	—	1,149	—	—	—	—	1,149
Change in net unrealized loss on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(129)	(129)

Total comprehensive income								80,411

Stock awards earned	—	—	—	—	—	181	—	181
Employee stock ownership plan shares earned	—	156	—	—	127	—	—	283
Dividends declared ($.125 per share)	—	—	(544)	—	—	—	—	(544)

Balance at March 31, 2005	$54	$65,437	$37,990	$(17,180)	$(3,428)	$(2,413)	$(129)	$80,331

4.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(table amounts in thousands of dollars)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) as of March 31, 2005 and December 31, 2004 and for the three-month periods ended March 31, 2005 and March 31, 2004. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The December 31, 2004 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2005. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Standards:

EITF 03-1, Other-Than-Temporary Impairments: In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a final FASB Staff Position, FSP EITF Issue 03-01-1, which delays the effective date for the measurement and recognition guidance of EITF 03-01. We are currently evaluating the impact of adopting EITF 03-01.

5.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

SFAS 123R, “Accounting for Stock-Based Compensation, Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified as of the beginning of the first quarter or annual reporting period that begins after June 15, 2005. Compensation cost will also be recorded on the date of grant as the Company’s options vest immediately. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date and so cannot currently be predicted. In April of 2005, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS 123R delaying the effective date of the standard to the first annual reporting period after June 15, 2005.

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

Note 5 – Employee Stock Compensation

SOP Plan: A Stock Option Plan (“SOP”) provides for issue of options to directors, officers, and employees. The Company adopted the SOP in April of 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. As of March 31, 2005 the Company has awarded 512,500 options of which 24,000 were granted in the first quarter of 2005.

6.

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

Date of grant (2005)	January 25
Options granted	24,000
Estimated fair value of options granted	$2.47
Assumptions used:
Risk-free interest rate	3.71%
Expected option life	5 years
Expected stock price volatility	5.34%
Expected dividend yield	1.87%

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

	March 31, 2005 Three Months Ended	March 31, 2004 Three Months Ended
Net income as reported	$1,149	1,195
Pro forma net income	1,126	1,092
Earnings per share as reported
Basic	.27	.26
Diluted	.26	.26
Pro forma earnings per share
Basic	.27	.26
Diluted	.25	.26

RRP Plan: A Recognition and Retention Plan (“RRP”) provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares for the difference between exercise price and the market value at issue date. Pursuant to its 2003 stock-based incentive plan, the Company awarded 213,800 shares of restricted stock during 2003 and 2004 of which 12,000 shares were forfeited in 2004. These shares vest over a five year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity. Compensation expense for restricted stock awards totaled approximately $181,000 for the three months ended March 31, 2005 and $139,000 for the three months ended March 31, 2004.

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

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Net income as reported (in thousands)	$1,149	$1,195
Weighted average common shares outstanding	4,213,905	4,533,455

Basic earnings per share	$.27	$.26

Earnings per share assuming dilution
Net income available to common shareholders	$1,149	$1,195

Weighted average common shares outstanding	4,213,905	4,533,455
Dilutive effect of stock options	94,328	53,771
Dilutive effect of stock awards	26,329	19,212

Average common shares and dilutive potential common shares	4,334,562	4,606,438

Diluted earnings per share	$.26	$.26

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at March 31, 2005 to its financial condition at December 31, 2004 and the results of operations for the three-month period ended March 31, 2005 to the same period in 2004. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

8.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

The Company’s total assets increased by $25.8 million, or 3.8%, to $700.3 million at March 31, 2005 from $674.5 million at December 31, 2004. The increase primarily reflected the purchase of a $15.0 million bank-owned life insurance investment, growth in loans receivable in the amount of $5.9 million, and security purchases of $4.3 million.

The Company invested $15.0 million in a bank-owned life insurance (boli) investment during the first quarter of 2005 which was funded by overnight advances as well as increased deposits.

Net loans increased by $5.9 million, or 0.9%, to $634.6 million at March 31, 2005 from $628.7 million at December 31, 2004. The increase in loans resulted from increased volume of multi-family mortgage loan originations largely due to the continued low interest rate environment. The Company continues to utilize brokers as a primary source of loan growth.

Securities classified as available-for-sale increased by $4.1 million, or 40.9%, to $14.1 million at March 31, 2005 from $10.0 million at December 31, 2004. This was primarily due to security purchases in the amount of $4.3 million in 2005.

Total deposits increased by $17.1 million, or 3.8%, to $470.7 million at March 31, 2005 from $453.6 million at December 31, 2004. The increase primarily reflected growth in money market accounts, savings accounts and certificates of deposit. Money market accounts increased $13.4 million, or 17.7%, to $89.0 million. Savings accounts increased by $2.9 million, or 4.6% to $66.2 million and certificates of deposits increased $2.0 million, or 0.9%, to $231.1 million. The increase in deposits was primarily the result of competitive pricing and increased marketing efforts during the first quarter.

Federal Home Loan Bank advances increased $9.0 million, or 6.6%, to $144.5 million at March 31, 2005 from $135.5 million at December 31, 2004. The increase was primarily due to increased FHLB overnight borrowing to fund the purchase of boli. The Company interchanges the use of deposits or borrowings to fund assets depending on various factors including liquidity and asset liability management.

Equity increased $1.0 million to $80.3 million at March 31, 2005 from $79.4 million at December 31, 2004. The net increase resulted primarily from the net income of $1.1 million for the first quarter ended March 31, 2005, stock awards earned of $181,000, and ESOP shares earned of $283,000. This was reduced by the payment of dividends of $595,000 and change in accumulated other comprehensive income of $129,000.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

General. Net income for the three months ended March 31, 2005 was $1.1 million, a decrease of $46,000, or 3.9%, from the three months ended March 31, 2004. The decrease in net income resulted from the fluctuations as described below.

Interest income. Interest income increased by $542,000, or 7.0%, to $8.3 million for the three months ended March 31, 2005 from $7.7 million for the three months ended March 31, 2004. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $36.5 million, or 6.1%, from $599.7 million for the three months ended March 31, 2005 to $636.2 million for the quarter ended March 31, 2005. The growth consisted primarily of increases in multifamily and single family mortgages. The average yield on loans receivable remained relatively consistent increasing only 1 basis point over the prior year’s quarter to 5.09%.

Interest income on securities increased by $104,000, or 212.2%, to $153,000 for the three months ended March 31, 2005 due to the overall increase in the portfolio resulting from government and agency security purchases made in the later part of 2004 and first quarter of 2005. The average yield on the securities portfolio increased from 3.5% for the three months ended March 31, 2004 to 4.6% for the three months ended March 31, 2005.

Interest Expense. Interest expense increased $866,000, or 33.2%, to $3.5 million for the three months ended March 31, 2005. The increase in interest expense resulted from a significant increase in the Company’s cost of funds due to an increase in short term interest rates as well as an increase in the average balance of deposits from $398.8 million for the three months ended March 31, 2004 to $445.9 million for the three months ended March 31, 2005. Interest expense on deposits increased $779,000, or 45.9%, to $2.5 million for the three months ended March 31, 2005 from $1.7 million for the same period in 2004. Additionally, the average balance of Federal Home Loan Bank advances increased $10.3 million from $139.2 million for the three months ended March 31, 2004 to $149.5 million for the same period in 2005. Interest expense on Federal Home Loan Bank advances increased $87,000, or 9.6%, to $995,000 for the three months ended March 31, 2005 from $908,000 for the three months ended March 31, 2004.

9.

Net Interest Income. Net interest income before the provision for loan losses decreased $324,000, or 6.3%, to $4.8 million for the three months ended March 31, 2005 from $5.1 million for the three months ended March 31, 2004. Due to increasing interest rates, the net interest spread decreased 44 basis points to 2.64% and the net interest margin decreased 42 basis points during the period to 2.89%. The ratio of interest earning assets to interest bearing liabilities decreased from prior year largely due to the treasury stock purchases made.

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

Provisions of $80,000 and $108,000 were made for the three months ended March 31, 2005 and 2004, respectively. The provision decreased by $28,000 due to continued low levels of charge-offs and nonperforming assets as well as slower growth in loans during the first quarter compared to the prior year’s first quarter. This growth continues to be achieved primarily through the use of independent loan originators.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. We used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding was .71% both for the three months ended March 31, 2005 and for the same period in 2004. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2005 was maintained at a level that represented management’s best estimate of anticipated losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $155,000, or 46.8% to $486,000 for the three months ended March 31, 2005 from $331,000 for the three months ended March 31, 2004, primarily as a result of an increase of $129,000 in income related to the increase in cash surrender value of the boli investment made during the first quarter of 2005.

Noninterest Expense. Noninterest expense increased $302,000, or 9.7%, to $3.4 million for the three months ended March 31, 2005 from $3.1 million for the three months ended March 31, 2004. This increase was primarily the result of a $129,000 increase in salaries and employee benefits, a $113,000 increase in other administrative expenses and a $58,000 increase in advertising expenses.

Salaries and employee benefits represented 56.3% and 57.6% of total noninterest expense for the three months ended March 31, 2005 and March 31, 2004, respectively. Total salaries and employee benefits increased $129,000, or 7.2%, to $1.9 million for the three months ended March 31, 2005 from $1.8 million for the same period in 2004. The increase was primarily due to an increase of $31,000 in ESOP compensation expense resulting from an increase in the Company’s stock price, an increase of $42,000 in RRP compensation expense resulting from additional awards made in 2004, and an increase of $35,000 in employee taxes related to the bonus compensation expense for the quarter ended March 31, 2005.

Other administrative expenses increased $113,000 primarily due to a $99,000 loss on investment in an affordable housing fund as well as increases in various miscellaneous accounts related to the continued growth of the bank.

Advertising expenses increased $58,000 primarily due to increased marketing efforts made during the first quarter of 2005.

Income Tax Expense. Income tax expense decreased $397,000 to $661,000 for the three months ended March 31, 2005, from $1.1 million for the three months ended March 31, 2004. This decrease was primarily a result of increased tax benefits resulting from a $4.5 million equity investment in a tax credit fund made during 2004 as well as a $15.0 million boli investment made in the first quarter of 2005. The effective tax rate was 36.5% and 44.8% for the three months ended March 31, 2005 and 2004, respectively.

10.

Liquidity and Commitments

The Bank is required to have enough investments that qualify as liquid assets in order to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At March 31, 2005, the total approved loan origination commitments outstanding amounted to $4.4 million. At the same date, unused lines of credit were $24.3 million and outstanding letters of credit totaled $20,000. There were no securities scheduled to mature in one year or less at March 31, 2005. Certificates of deposit scheduled to mature in one year or less at March 31, 2005, totaled $131.3 million. Although the average cost of deposits has increased throughout 2005, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at March 31, 2005 to borrow an additional $134.8 million from the Federal Home Loan Bank of San Francisco as a funding source to meet commitments and for liquidity purposes.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $71.1 million at March 31, 2005, or 10.2% of total assets on that date. As of March 31, 2005, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank’s regulatory capital ratios at March 31, 2005 were as follows: core capital 10.18%; Tier 1 risk-based capital, 16.03%; and total risk-based capital, 17.05%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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

11.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of December 31, 2004, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 2% increase in interest rates was 178 basis points and would result in a $15.1 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2004, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. On December 31, 2004, the yield on the three-month Treasury bill was 2.18%. As a result, the net portfolio value analysis was unable to produce results for the minus 200 and minus 300 basis point scenario for the quarter ended December 31, 2004.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$66,086	(26,594)	(29)%	10.09%	(327) bp
+ 200 bp	77,604	(15,076)	(16)%	11.57%	(178) bp
+ 100 bp	86,789	(5,892)	(6)%	12.69%	(66) bp
0 bp	92,680	—	—	13.36%	0 bp
- 100 bp	95,232	2,552	3%	13.59%	23 bp

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e)of the Securities Exchange Act of 1934 (the “Act”) as of March 31, 2005 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and several other members of the company’s senior management. The Company’s Chief Executive Officer and

12.

Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting [as defined in Rule 13a-15(f) under the Activities] that occurred during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

PART II— OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
1/01/05-3/31/05	no activity for the period			126,895

On 5/14/04, a buyback totaling 237,800 shares was authorized by the Company’s board of directors to be conducted at prevailing market prices. As of March 31, 2005, 126,895 may still be purchased under this authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None

ITEM 5. OTHER INFORMATION.

(a)	None

(b)	None

13.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

10.2	Severance Agreement with Melanie Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**
10.6	Registrant’s Recognition and Retention Plan	**
10.7	Named Executive Officers Salary and Bonus Arrangements for 2005 and Director Fee Arrangements for 2005.	****
11.0	Statement regarding computation of ratios	None
14.0	Code of Ethics	***
16.0	Letter regarding change in certifying accountant	None
18.0	Letter regarding change in accounting principles	None
21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None
23.0	Consent of Crowe Chizek and Company LLP	****
24.0	Power of Attorney, included in signature pages	****
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32.0	Section 906 of The Sarbanes-Oxley Act Certification	32

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.

**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

(b) Exhibits – Included, see list in (a)(3).

(c) Financial Statement Schedules - None

****	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

(b) Exhibits – Included, see list in (a)(3).

(c) Financial Statement Schedules - None

14.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: May 10, 2005	/s/ Hans R. Ganz
Hans R. Ganz
President and Chief Executive Officer

Date: May 10, 2005	/s/ Regan Gallagher
Regan Gallagher
Senior Vice President/ Controller (Principal Financial and Accounting Officer)

15.