Form 10-K/A
period 2004-12-31
FIRST PACTRUST BANCORP INC
filed 2005-07-22
CIK 1169770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq System as of June 30, 2004, was $96.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of July 22, 2005, there were issued and outstanding 4,544,500 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K — Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during April 2005.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A filed by First PacTrust Bancorp, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2004 originally filed on March 16, 2005 and Amendment No. 1 filed on May 2, 2005.

The purpose of this Amendment No. 2 is to include the conformed signature of Crowe Chizek and Company LLP, independent registered public accounting firm, in its report included in Item 8 of Part II, which was inadvertently omitted in the original filing, and to provide updated certifications as Exhibits 31.1, 31.2 and 32.0.

This Amendment No. 2 does not amend or update the information in the Company’s Annual Report in any way other than to give effect to the amendments described above.

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

/s/ Crowe Chizek and Company LLP

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

(a)(3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

9.0 10.1	Voting Trust Agreement Severance Agreement with Hans Ganz	None ***

10.2	Severance Agreement with Melanie Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

10.7	Named Executive Officers Salary and Bonus Arrangements for 2005 and Director Fee Arrangements for 2005.	****

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Chizek and Company LLP	23.0

24.0	Power of Attorney, included in signature pages	None

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.0	Section 906 of The Sarbanes-Oxley Act Certification	32

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.
**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2003.
****	Filed as an Exhibit to the Original Filing of the Company’s annual report on Form 10-K for the year ended December 31, 2004

(b) Exhibits—Included, see list in (a)(3).

(c) Financial Statement Schedules—None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: July 22, 2005	By:	/s/ Hans R. Ganz
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