Form 10-Q
period 2005-06-30
FIRST PACTRUST BANCORP INC
filed 2005-08-02
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005 the Registrant had 4,544,500 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Cash and due from banks	$5,925	$5,783
Federal funds sold	—	670
Interest-bearing deposits	6,167	5,862

Total cash and cash equivalents	12,092	12,315

Interest-bearing deposit in other financial institution	2,491	2,490
Securities available-for-sale	14,345	10,019
Federal Home Loan Bank stock	8,343	7,784
Loans receivable, net of allowance of $4,699 at June 30, 2005 and $4,430 at December 31, 2004	666,940	628,724
Accrued interest receivable	2,666	2,255
Premises and equipment, net	5,315	5,279
Bank owned life insurance investment	15,316	—
Other assets	5,831	5,594

Total assets	$733,339	$674,460

LIABILITIES AND EQUITY

LIABILITIES
Deposits
Non-interest-bearing	$18,449	$15,561
Interest-bearing	459,272	438,020

Total deposits	477,721	453,581

Advances from Federal Home Loan Bank	172,200	135,500
Accrued expenses and other liabilities	4,358	5,988

Total liabilities	654,279	595,069

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	65,694	65,281
Retained earnings	38,509	37,385
Treasury stock, at cost (June 30, 2005 – 900,500 shares, December 31, 2004- 800,100 shares)	(19,665)	(17,180)
Unearned Employee Stock Ownership Plan shares (June 30, 2005- 275,080 shares, December 31, 2004- 296,240 shares)	(3,301)	(3,555)
Unearned employee stock award shares (June 30, 2005- 123,382 shares, December 31, 2004- 143,560 shares)	(2,232)	(2,594)
Accumulated other comprehensive income	1	—

Total shareholders’ equity	79,060	79,391

Total liabilities and shareholders’ equity	$733,339	$674,460

See accompanying notes to consolidated financial statements.

3.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income

(In thousands of dollars except share data)

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Interest and dividend income
Loans, including fees	$16,397	$15,301	$8,305	$7,687
Securities	310	96	157	47
Dividends and other interest-earning assets	159	173	119	93

Total interest income	16,866	15,570	8,581	7,827

Interest expense
Deposits	5,274	3,557	2,797	1,859
Federal Home Loan Bank advances	2,047	1775	1,052	867

Total interest expense	7,321	5,332	3,849	2,726

Net interest income	9,545	10,238	4,732	5,101

Provision for loan losses	252	256	172	148

Net interest income after provision for loan losses	9,293	9,982	4,560	4,953

Noninterest income
Customer service fees	621	601	322	319
Net gain on sale of securities available for sale	—	27	—	27
Mortgage Loan prepayment penalties	100	137	47	97
Income from Bank owned life insurance	316	—	187	—
Other income	16	18	11	9

Total noninterest income	1,053	783	567	452

Noninterest expense
Salaries and employee benefits	3,789	3,521	1,871	1,732
Occupancy and equipment	949	910	494	422
Advertising	217	168	101	110
Professional fees	283	177	177	75
Stationary, supplies, and postage	202	197	106	87
Data processing	423	386	212	193
ATM costs	245	242	128	126
Loss on Investment- Housing Fund	197	—	99	—
Other general and administrative	574	554	282	303

Total noninterest expense	6,879	6,155	3,470	3,048

Income before income taxes	3,467	4,610	1,657	2,357

Income tax expense	1,247	1,984	586	926

Net income	$2,220	$2,626	$1,071	$1,431

Comprehensive income	$2,221	$2,595	$1,201	$1,410

Earnings per share
Basic	$.53	$.60	$.26	$.34

Diluted	$.52	$.59	$.25	.33

See accompanying notes to consolidated financial statements.

4.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,220	$2,626
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization on securities	(10)	30
Provision for loan losses	252	256
Depreciation and amortization	251	234
Federal Home Loan Bank stock dividends	—	(162)
BOLI income	(316)	—
Employee stock ownership plan compensation expense	547	464
Stock award compensation expense	362	310
Net change in:
Deferred loan fees	(381)	(137)
Accrued interest receivable	(411)	(377)
Other Assets	(162)	—
Accrued interest payable and other liabilities	(1,510)	(2,450)

Net cash provided by operating activities	767	5,968

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and principal collections, net	(16,030)	(42,435)
Purchase of Loans	(22,057)	—
Increase in other interest bearing deposits	(1)	(200)
Purchase of Federal Home Loan Bank stock	(775)	—
Redemption of Federal Home Loan Bank stock	216	833
Purchase of securities available-for-sale	(4,316)	(5,498)
Proceeds from maturities and principal repayments of securities available-for-sale	1	1,267
Net gain on sales of securities available-for-sale	—	27
Sales of securities available-for-sale	—	5,012
Purchase of bank owned life insurance investment	(15,000)	—
Additions to premises and equipment	(287)	(154)

Net cash provided by investing activities	(58,249)	(41,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	24,140	46,777
Net change in Federal Home Loan Bank open line	46,700	2,000
Repayments of Federal Home Loan Bank advances	(10,000)	(4,000)
Purchase of treasury stock	(2,503)	(8,858)
Exercise of stock options	18	—
Dividends paid on common stock	(1,096)	(852)

Net cash provided by financing activities	57,259	35,067

Net change in cash and cash equivalents	(223)	(113)

Cash and cash equivalents at beginning of period	12,315	11,575

Cash and cash equivalents at end of period	$12,092	$11,462

See accompanying notes to consolidated financial statements.

5.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2004	$55	$64,966	$34,137	$(8,016)	$(4,063)	$(2,591)	$51	$84,539
Comprehensive income:
Net income	—	—	5,075	—	—	—	—	5,075
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(51)	(51)

Total comprehensive income								5,024

Forfeiture and retirement of Stock	(1)	(171)	—	(41)	—	212	—	(1)
Issuance of stock awards	—	(47)	—	936	—	(889)	—	—
Stock awards earned	—	—	—	—	—	674	—	674
Purchase of 448,300 shares of treasury stock	—	—	—	(10,059)	—	—	—	(10,059)
Employee stock ownership plan shares earned	—	484	—	—	508	—	—	992
Tax Benefits of RRP Shares Vesting	—	49	—	—	—	—	—	49
Dividends declared ($.42 per share)	—	—	(1,827)	—	—	—	—	(1,827)

Balance at December 31, 2004	$54	$65,281	$37,385	$(17,180)	$(3,555)	$(2,594)	$—	$79,391

Comprehensive income:
Net income	—	—	2,220	—	—	—	—	2,220
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	1	1

Total comprehensive income								2,221

Options exercised	—	2	—	18	—	—	—	20
Stock awards earned	—	—	—	—	—	362	—	362
Purchase of 101,400 shares of treasury stock	—	—	—	(2,503)	—	—	—	(2,503)
Employee stock ownership plan shares earned	—	293	—	—	254	—	—	547
Tax Benefits of RRP Shares Vesting	—	118	—	—	—	—	—	118
Dividends declared ($.26 per share)	—	—	(1,096)	—	—	—	—	(1,096)

Balance at June 30, 2005	$54	$65,694	$38,509	$(19,665)	$(3,301)	$(2,232)	$1	$79,060

6.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(table amounts in thousands of dollars)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) as of June 30, 2005 and December 31, 2004 and for the three and six-month periods ended June 30, 2005 and June 30, 2004. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Standards:

EITF 03-1, Other-Than-Temporary Impairments: In March 2004, the FASB Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board (“FASB”) issued a final FASB Staff Position, FSP EITF Issue 03-01-1, which delays the effective date for the measurement and recognition guidance of EITF 03-01. In June, 2005, the FASB decided to issue a proposed final FSP to supersede EITF Issue 03-1 and EITF Topic D-44 retitled FSP FAS 115-1 which is expected to be finalized in September, 2005, and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made.

7.

SFAS 123R, “Accounting for Stock-Based Compensation, Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified as of the beginning of the first quarter or annual reporting period that begins after June 15, 2005. Compensation cost will also be recorded on the date of grant as the Company’s options vest over five years. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date and so cannot currently be predicted. In April of 2005, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS 123R delaying the effective date of the standard to the annual reporting period that begins after June 15, 2005.

Note 3 – Employee Stock Ownership Plan

In connection with its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank in 2002, the Bank established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees. The Company issued 423,200 shares of common stock to the ESOP in exchange for a ten-year note in the amount of approximately $5.1 million. The $5.1 million for the ESOP purchase was borrowed from the Company.

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

Note 4 – Employee Stock Compensation

SOP Plan: A Stock Option Plan (“SOP”) provides for issue of options to directors, officers, and employees. The Company adopted the SOP in April of 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. As of June 30, 2005 the Company has 511,500 options outstanding of which 24,000 were granted and 1,000 exercised during the six months ending June 30, 2005. For those options currently awarded that will vest after January 1, 2006, (the effective date of SFAS 123R) the Company expects to incur compensation expense in the amount of approximately $162,000 per year for the years ended 2006, 2007 and 2008.

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

	June 30, 2005 Three Months Ended	June 30, 2005 Six Months Ended	June 30, 2004 Three Months Ended	June 30, 2004 Six Months Ended
Net income as reported	$1,071	$2,220	$1,431	$2,626
Pro forma net income	1,047	2,173	1,350	2,588
Earnings per share as reported
Basic	.26	.53	.34	.60
Diluted	.25	.52	.33	.59
Pro forma earnings per share
Basic	.25	.52	.33	.59
Diluted	.24	.49	.32	.57

RRP Plan: A Recognition and Retention Plan (“RRP”) provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares for the difference between exercise price and the market value at issue date. Pursuant to its 2003 stock-based incentive plan, the Company awarded 213,800 shares of restricted stock during 2003 and 2004 of which 12,000 shares were forfeited in 2004. These shares vest over a five year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of stockholders’ equity. Compensation expense for restricted stock awards totaled approximately $181,000 for three months ended June 30, 2005 and $362,000 for the six months ended June 30, 2005. Compensation expense for restricted stock awards totaled approximately $172,000 for the three months ended June 30, 2004 and $310,000 for the six months ended June 30, 2004.

8.

Note 5 – Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and stock awards. Computations for basic and diluted earnings per share are provided below.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Net income as reported (in thousands)	$1,071	$2,220	$1,431	$2,626
Weighted average common shares outstanding	4,161,726	4,187,671	4,254,640	4,390,453

Basic earnings per share	$.26	$.53	$.34	$.60

Earnings per share assuming dilution
Net income available to common shareholders	$1,071	$2,220	$1,269	$2,464

Weighted average common shares outstanding	4,161,726	4,187,671	4,254,640	4,390,453
Dilutive effect of stock options	83,653	87,087	49,263	55,111
Dilutive effect of stock awards	22,202	24,029	17,702	19,035

Average common shares and dilutive potential common shares	4,267,581	4,298,787	4,321,605	4,464,599

Diluted earnings per share	$.25	$.52	$.33	$.59

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at June 30, 2005 to its financial condition at December 31, 2004 and the results of operations for the three-month and six-month periods ended June 30, 2005 to the same period in 2004. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

The Company’s total assets increased by $58.9 million, or 8.7%, to $733.3 million at June 30, 2005 from $674.5 million at December 31, 2004. The increase primarily reflected the growth in loans receivable in the amount of $38.2 million and purchase of a $15.0 million bank-owned life insurance (BOLI) investment during the first quarter.

9.

Net loans increased by $38.2 million, or 6.1%, to $666.9 million at June 30, 2005 from $628.7 million at December 31, 2004. The increase in loans resulted from a $22.1 million loan purchase made during the second quarter and loan originations exceeding repayments.

Securities classified as available-for-sale increased by $4.3 million, or 43.2%, to $14.3 million at June 30, 2005 from $10.0 million at December 31, 2004. This was due to the purchase of agency fixed rate securities in the amount of $4.3 million during the first quarter of 2005.

Total deposits increased by $24.1 million, or 5.3%, to $477.7 million at June 30, 2005 from $453.6 million at December 31, 2004. The increase primarily reflected growth in money market accounts, certificates of deposit and savings accounts resulting from increased marketing efforts and competitive pricing during the second quarter. Money market accounts increased $17.6 million, or 23.3%, to $93.3 million. Certificates of deposit increased $5.7 million, or 2.5%, to $234.8 million. The growth in certificate of deposits primarily reflected increased customer deposits as our institutional certificate of deposits decreased $8.4 million to $26.9 million at June 30, 2005 from $35.3 million at December 31, 2004. Savings accounts increased by $1.6 million, or 2.6% to $64.9 million. NOW accounts decreased $3.6 million to $66.3 million at June 30, 2005 from $70.0 million at December 31, 2004.

Federal Home Loan Bank advances increased $36.7 million, or 27.1%, to $172.2 million at June 30, 2005 from $135.5 million at December 31, 2004. The increase was primarily due to increased FHLB overnight borrowing to fund the loan purchase and BOLI investment. The Company interchanges the use of deposits and borrowings to fund assets depending on various factors including liquidity and asset/liability management.

Equity decreased $331,000 to $79.1 million at June 30, 2005 from $79.4 million at December 31, 2004. The net decrease resulted primarily from the purchase of 101,400 shares of treasury stock for $2.5 million and the payment of dividends of $1.1 million. Equity was increased by net income of $2.2 million, ESOP shares earned of $547,000 and stock awards earned of $362,000.

Comparison of Operating Results for the Six Months Ended June 30, 2005 and 2004

General. Net income for the six months ended June 30, 2005 was $2.2 million, a decrease of $406,000, or 15.5%, from $2.6 million for the six months ended June 30, 2004. The decrease in net income resulted primarily due to an increase in short term interest rates as discussed below.

Interest income. Interest income increased by $1.3 million or 8.3%, to $16.9 million for the six months ended June 30, 2005 from $15.6 million for the six months ended June 30, 2004. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $31.8 million, or 5.2%, from $607.7 million for the six months ended June 30, 2004 to $639.5 million for the six months ended June 30, 2005. The growth consisted primarily of a $22.1 million loan purchase and increased originations of commercial, multi-family and construction loans completed at the end of the second quarter as well as loan originations exceeding repayments. The average yield on loans receivable increased by 9 basis points to 5.13% for the six months ended June 30, 2005 compared to 5.04% for the six months ending June 30, 2004.

Interest income on securities increased by $214,000, or 222.9%, to $310,000 for the six months ended June 30, 2005 due to the overall increase in the portfolio resulting from agency security purchases made in the first quarter of 2005. The average yield on the securities portfolio increased from 3.42% for the six months ended June 30, 2004 to 4.52% for the six months ended June 30, 2005.

Interest Expense. Interest expense increased $2.0 million or 37.3%, to $7.3 million for the six months ended June 30, 2005. The increase in interest expense resulted from an increase in the Company’s cost of funds due to an increase in short term interest rates as well as an increase in the average balance of deposits from $405.6 million for the six months ended June 30, 2004 to $449.9 million for the six months ended June 30, 2005. Interest expense on deposits increased $1.7 million or 48.3%, to $5.3 million for the six months ended June 30, 2005 from $3.6 million for the same period in 2004. Additionally, the average balance of Federal Home Loan Bank advances increased $9.4 million from $141.2 million for the six months ended June 30, 2004 to $150.6 million for the same period in 2005. Interest expense on Federal Home Loan Bank advances increased $272,000, or 15.3%, to $2.0 million for the six months ended June 30, 2005 from $1.8 million for the six months ended June 30, 2004.

Net Interest Income. As a result of the factors mentioned above, net interest income before the provision for loan losses decreased $693,000, or 6.8%, to $9.5 million for the six months ended June 30, 2005 from $10.2 million for the six months ended June 30, 2004. Due to the market environment, the Company’s margins have tightened with the net interest spread decreasing to 2.60% and the net interest margin decreasing to 2.85%. The ratio of interest earning assets to interest bearing liabilities has decreased 3.4% due to the continued use of interest earning assets to repurchase stock into treasury and to purchase

10.

the BOLI and housing fund investments. Although these investments have increased noninterest income by $316,000 for the six months ended June 30, 2005 and reduced the Company’s effective tax rate to 36.0% for the period, they have negatively impacted the Company’s net interest margin.

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

Provisions of $252,000 and $256,000 were made for the six months ended June 30, 2005 and 2004, respectively. Year-to-date the Company has incurred net charge-offs of approximately $13,000.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding was .70% both for the six months ended June 30, 2005 and for the same period in 2004. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2005 was maintained at a level that represented management’s best estimate of anticipated losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $270,000, or 34.5% to $1.1 million for the six months ended June 30, 2005 from $783,000 for the six months ended June 30, 2004, primarily as a result of a $316,000 increase in income related to the increase in cash surrender value of the BOLI investment for the six months ended June 30, 2005 and a decrease of $37,000 in prepayment penalties on mortgage loans.

Noninterest Expense. Noninterest expense increased $724,000, or 11.8%, to $6.9 million for the six months ended June 30, 2005 from $6.2 million for the six months ended June 30, 2004. This increase was primarily the result of a $268,000 increase in salaries and employee benefits, a $197,000 increase in the loss on the housing fund investment and a $106,000 increase in professional fees. The losses on the housing fund investment are expected to continue based on the nature of this investment. The investment is designed to provide tax credits and tax benefits while improving the community and allowing the Company to receive CRA benefit for regulatory purposes.

Salaries and employee benefits represented 55.1% and 57.2% of total noninterest expense for the six months ended June 30, 2005 and June 30, 2004, respectively. Total salaries and employee benefits increased $268,000, or 7.6%, to $3.8 million for the six months ended June 30, 2005 from $3.5 million for the same period in 2004. The increase was primarily due to an increase of $161,000 in salaries and employee benefits resulting from increased salaries and full time equivalents and an increase of $52,000 in ESOP compensation expense resulting from an increase in the Company’s stock price during the period.

Professional fees increased $106,000 primarily due to increased auditing fees as a result of compliance with Rule 404 of the recently enacted Sarbanes-Oxley regulation as well as increased legal fees associated with the development of a new loan product.

At the end of the second quarter of 2005, Pacific Trust Bank introduced a new loan product called the “Green Account”. The “Green Account” is America’s first mortgage account that combines the features of a mortgage loan, line of credit, and savings and checking accounts into a single package. The Company has incurred approximately $90,000 in expenses for the “Green Account” and is expected to incur an additional $80,000 related to the development and initial marketing of the product.

Income Tax Expense. Income tax expense decreased $737,000 to $1.2 million for the six months ended June 30, 2005, from $2.0 million for the six months ended June 30, 2004. The effective tax rate was 36.0% and 43.0% for the six months ended June 30, 2005 and 2004, respectively. The decrease in the effective tax rate is attributable to the tax exempt status of income from the BOLI investment purchased in February 2005 and tax credits from the affordable housing fund investment made in December 2004.

11.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004

General. Net income for the three months ended June 30, 2005 was $1.1 million, a decrease of $360,000, or 25.2%, from the three months ended June 30, 2004. The decrease in net income resulted from the fluctuations described below.

Interest income. Interest income increased by $754,000, or 9.6%, to $8.6 million for the three months ended June 30, 2005 from $7.8 million for the three months ended June 30, 2004. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $21.1 million, or 3.4%, from $620.5 million for the three months ended June 30, 2004 to $641.5 million for the quarter ended June 30, 2005. The increase was primarily the result of a $22.1 million loan purchase completed at the end of the second quarter, as well as loan originations exceeding repayments. The average yield on loans receivable increased 22 basis points from 4.96% for the three months ended June 30, 2004 to 5.18% for the three months ended June 30, 2005.

Interest income on securities increased by $110,000, or 234.0%, to $157,000 for the three months ended June 30, 2005 from $47,000 for the three months ended June 30, 2004 due to the overall increase in the securities portfolio resulting from agency security purchases made in the first quarter of 2005. The average yield on the securities portfolio was 4.38% for the three months ended June 30, 2005 compared to 3.52% for the same period in 2004.

Interest Expense. Interest expense increased $1.1 million or 41.2%, to $3.8 million for the three months ended June 30, 2005. The increase in interest expense resulted primarily from an increase in market interest rates and the average balance of deposits as compared to the prior year’s quarter from $419.7 million for the three months ended June 30, 2004 to $455.4 million for the three months ended June 30, 2005, and a $9.3 million increase in the average balance of FHLB advances from $140.9 million in 2004 to $150.2 million for the same period in 2005. Interest expense on deposits increased $938,000, or 50.5%, to $2.8 million for the three months ended June 30, 2005 from $1.9 million for the same period in 2004. Interest rates paid on money market accounts and certificates of deposit increased approximately one to two percent for similar terms compared to the same period in the prior year based on changes in general interest rate levels and in order to remain competitive in the local marketplace. Interest expense on Federal Home Loan Bank advances increased $185,000, or 21.3%, to $1.1 million for the three months ended June 30, 2005 from $867,000 for the three months ended June 30, 2004.

Net Interest Income. As a result of the factors mentioned above, net interest income before provision for loan losses decreased $369,000, or 7.2%, to $4.7 million for the three months ended June 30, 2005 from $5.1 million for the three months ended June 30, 2004. The net interest spread decreased to 2.56%, while the net interest margin decreased to 2.81%. The ratio of interest earning assets to interest bearing liabilities has decreased 3.4% due to the continued use of interest earning assets to repurchase stock into treasury and to purchase the BOLI and housing fund investments. Although these investments have increased noninterest income by $187,000 for the three months ended June 30, 2005 and reduced the Company’s effective tax rate to 35.4% for the period, they have negatively impacted the Company’s net interest margin.

Provision for Loan Losses. Provisions of $172,000 and $148,000 were made for the three months ended June 30, 2005 and 2004, respectively. The provision increased by $24,000 due to increased loan growth during the second quarter of 2005.

Noninterest Income. Noninterest income increased $115,000, or 25.4% to $567,000 for the three months ended June 30, 2005 from $452,000 for the three months ended June 30, 2004 primarily due to a $187,000 increase in income related to the increase in the cash surrender value of the BOLI investment made during the first quarter of 2005 and a decrease of $50,000 in prepayment penalties on mortgage loans.

Noninterest Expense. Noninterest expense increased $422,000, or 13.9%, to $3.5 million for the three months ended June 30, 2005 from $3.0 million for the three months ended June 30, 2004. This increase was primarily the result of a $139,000 increase in salaries and employee benefits, a $102,000 increase in professional fees, a $99,000 increase in the loss on the housing fund investment, and a $72,000 increase in occupancy and equipment expenses. The losses on the housing fund investment are expected to continue based on the nature of this investment. The investment is designed to provide tax credits and tax benefits while improving the community and allowing the Company to receive CRA benefit for regulatory purposes.

Salaries and employee benefits represented 53.9% and 56.8% of total noninterest expense for the three months ended June 30, 2005 and June 30, 2004, respectively. Total salaries and employee benefits increased $139,000, or 8.0%, to $1.9 million for the three months ended June 30, 2005 from $1.7 million for the same period in 2004. The increase was primarily due to an increase of $92,000 in salary expense due to an increase in salaries as well as increased staffing in preparation of the release of the new loan product. Other contributing factors included an increase of $21,000 in ESOP compensation expense resulting from an increase in the Company’s stock price for the quarter ended June 30, 2005 and an increase of $18,000 in employee taxes resulting from the increased salary expense.

12.

Professional fees increased $102,000 primarily due to increased auditing fees of $77,000 as a result of compliance with Rule 404 of the recently enacted Sarbanes-Oxley regulation as well as increased legal expenses associated with development of the new loan product.

Other occupancy expenses increased $72,000 due mainly to increased utility fees of $18,000 resulting from a large rebate received in the prior year’s period. Other increases in various accounts were contributable to equipment upgrades and purchases made during the second quarter.

Income Tax Expense. Income tax expense decreased $340,000 to $586,000 for the three months ended June 30, 2005, from $926,000 for the three months ended June 30, 2004. This decrease was primarily the result of lower pre-tax income as well as increased tax benefits resulting from a $4.5 million equity investment in a tax credit fund made in the fourth quarter of 2004 as well as a $15.0 million BOLI investment made during the first quarter of 2005. The effective tax rate was 35.4% and 39.3% for the three months ended June 30, 2005 and 2004, respectively.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At June 30, 2005, the total approved loan origination commitments outstanding amounted to $6.9 million. At the same date, unused lines of credit were $25.4 million and outstanding letters of credit totaled $20,000. There were no securities scheduled to mature in one year or less at June 30, 2005. Certificates of deposit scheduled to mature in one year or less at June 30, 2005, totaled $131.3 million. Although the average cost of deposits has increased throughout 2005, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at June 30, 2005 to borrow an additional $143.8 million from the Federal Home Loan Bank of San Francisco as a funding source to meet commitments and for liquidity purposes.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $73.0 million at June 30, 2005, or 10.0% of total assets on that date. As of June 30, 2005, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank’s regulatory capital ratios at June 30, 2005 were as follows: core capital 9.95%; Tier 1 risk-based capital, 15.61%; and total risk-based capital, 16.62%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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

13.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. As of March 31, 2005, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 2% increase in interest rates was 198 basis points and would result in a $17.0 million decrease in the NPV of the Bank. Accordingly, increases in interest rates would be expected to have a negative impact on the Bank’s operating results. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2005, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. On March 31, 2005, the yield on the three-month Treasury bill was 2.73%. As a result, the net portfolio value analysis was unable to produce results for the minus 300 basis point scenario for the quarter ended March 31, 2005.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$66,579	(28,873)	(30)%	9.81%	(346	)bp
+ 200 bp	78,432	(17,019)	(18)%	11.30%	(198	)bp
+ 100 bp	88,327	(7,124)	(7)%	12.48%	(80	)bp
0 bp	95,451	—	—	13.27%	0	bp
- 100 bp	99,515	4,064	4%	13.68%	41	bp
-200 bp	96,186	735	1%	13.21%	6	bp

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

14.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e)of the Securities Exchange Act of 1934 (the “Act”) as of June 30, 2005 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and several other members of the company’s senior management. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting [as defined in Rule 13a-15(f) under the Activities] that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, AND ISSUER PURCHASES OF

EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
4/1/05-4/30/05	101,400	24.69	101,400	25,400

On 5/24/05, a buyback totaling 225,000 shares was authorized by the Company’s board of directors to be conducted at prevailing market prices. As of June 30, 2005, 225,000 may still be purchased under this authorization.

15.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

The Annual Meeting of Shareholders for First PacTrust Bancorp, Inc. was held on April 20, 2005 in Bonita, California. At that meeting the shareholders elected the following persons to three-year terms to the Board of Directors: Kenneth W. Scholz by a vote of 4,185,508 for and 60,775 withheld, and Francis P. Burke by a vote of 4,185,258 for and 61,025 withheld. Hans R. Ganz, Donald Purdy, Francis P. Burke, Al Majors, Don Whitacre and Kenneth W. Scholz also continue to serve as directors after the meeting.

ITEM 5. OTHER INFORMATION.

(a) None

(b) None

ITEM 6. EXHIBITS.

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

16.

****	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

(b)	Exhibits – Included, see list in (a)(3).

(c)	Financial Statement Schedules - None

17.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: August 2, 2005	/s/ Hans R. Ganz
Hans R. Ganz
President and Chief Executive Officer

Date: August 2, 2005	/s/ Regan Gallagher
Regan Gallagher
Senior Vice President/ Controller
(Principal Financial and Accounting Officer)

18.