Form 10-Q
period 2005-09-30
FIRST PACTRUST BANCORP INC
filed 2005-11-03
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of October 31, 2005 the Registrant had 4,419,500 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$5,700	$5,783
Federal funds sold	235	670
Interest-bearing deposits	6,524	5,862

Total cash and cash equivalents	12,459	12,315
Interest-bearing deposit in other financial institution	1,501	2,490
Securities available-for-sale	14,100	10,019
Federal Home Loan Bank stock, at cost	8,426	7,784
Loans receivable, net of allowance of $4,661 at September 30, 2005 and $4,430 at December 31, 2004	669,153	628,724
Accrued interest receivable	2,714	2,255
Premises and equipment, net	5,284	5,279
Bank owned life insurance investment	15,508	—
Other assets	5,803	5,594

Total assets	$734,948	$674,460

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$17,658	$15,561
Interest-bearing	475,980	438,020

Total deposits	493,638	453,581
Advances from Federal Home Loan Bank	159,000	135,500
Accrued expenses and other liabilities	5,495	5,988

Total liabilities	658,133	595,069
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	65,842	65,281
Retained earnings	39,307	37,385
Treasury stock, at cost (September 30, 2005- 1,025,500 shares, December 31, 2004- 800,100 shares)	(23,017)	(17,180)
Unearned Employee Stock Ownership Plan shares (September 30, 2005- 264,500 shares, December 31, 2004- 296,240 shares)	(3,174)	(3,555)
Unearned employee stock award shares (September 30, 2005- 113,293 shares, December 31, 2004- 143,560 shares)	(2,052)	(2,594)
Accumulated other comprehensive income (loss)	(145)	—

Total shareholders’ equity	76,815	79,391

Total liabilities and shareholders’ equity	$734,948	$674,460

See accompanying notes to consolidated financial statements.

3.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income

(In thousands of dollars except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest and dividend income
Loans, including fees	$8,807	$7,913	$25,204	$23,214
Securities	157	3	467	99
Dividends and other interest-earning assets	212	112	371	285

Total interest income	9,176	8,028	26,042	23,598
Interest expense
Deposits	3,220	1,999	8,494	5,556
Federal Home Loan Bank advances	1,242	920	3,289	2,695

Total interest expense	4,462	2,919	11,783	8,251

Net interest income	4,714	5,109	14,259	15,347
Provision/(reduction) for loan losses	(44)	194	208	450

Net interest income after provision for loan losses	4,758	4,915	14,051	14,897
Noninterest income
Customer service fees	311	313	932	914
Net gain on sale of securities available for sale	—	66	—	93
Mortgage loan prepayment penalties	45	49	145	187
Income from bank owned life insurance	192	—	508	—
Other income	4	9	20	26

Total noninterest income	552	437	1,605	1,220
Noninterest expense
Salaries and employee benefits	1,816	1,736	5,605	5,257
Occupancy and equipment	496	436	1,445	1,346
Advertising	102	77	319	245
Professional fees	85	53	368	229
Stationary, supplies, and postage	105	88	307	285
Data processing	220	198	643	584
ATM costs	127	125	372	367
Loss on Investment - Housing Fund	99	—	297	—
Other general and administrative	245	249	818	804

Total noninterest expense	3,295	2,962	10,174	9,117

Income before income taxes	2,015	2,390	5,482	7,000
Income tax expense	661	1,033	1,908	3,017

Net income	$1,354	$1,357	$3,574	$3,983

Comprehensive income	$1,209	$1,356	$3,429	$3,951

Earnings per share
Basic	$.33	$.32	$.86	$.92

Diluted	$.32	.32	$.84	$.90

See accompanying notes to consolidated financial statements.

4.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,574	$3,983
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization on securities	(15)	32
Provision for loan losses	208	450
Depreciation and amortization	378	352
Federal Home Loan Bank stock dividends	—	(253)
Net gain on sales of securities available-for-sale	—	93
Bank owned life insurance income	(508)	—
Employee stock ownership plan compensation expense	826	713
Stock award compensation expense	542	492
Net change in:
Deferred loan fees	(550)	4
Accrued interest receivable	(459)	(100)
Other Assets	(209)	1,128
Accrued interest payable and other liabilities	(273)	705

Net cash provided by operating activities	3,514	7,599
CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and principal collections, net	(18,030)	(57,112)
Purchase of loans	(22,057)	—
Increase in other interest bearing deposits	989	(200)
Purchase of Federal Home Loan Bank stock	(858)	—
Redemption of Federal Home Loan Bank stock	216	833
Purchase of securities available-for-sale	(4,316)	(5,498)
Proceeds from maturities and principal repayments of securities available-for-sale	3	1,269
Sales of securities available-for-sale	—	10,463
Purchase of bank owned life insurance investment	(15,000)	—
Additions to premises and equipment	(383)	(156)

Net cash provided by investing activities	(59,436)	(50,401)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	40,057	60,521
Net change in Federal Home Loan Bank open line	34,500	2,500
Repayments of Federal Home Loan Bank advances	(11,000)	(14,000)
Proceeds from FHLB advances	—	7,000
Purchase of treasury stock	(5,880)	(10,059)
Exercise of stock options	41	—
Dividends paid on common stock	(1,652)	(1,302)

Net cash provided by financing activities	56,066	44,660

Net change in cash and cash equivalents	144	1,858

Cash and cash equivalents at beginning of period	12,315	11,575

Cash and cash equivalents at end of period	$12,459	$13,433

See accompanying notes to consolidated financial statements.

5.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2004	$55	$64,966	$34,137	$(8,016)	$(4,063)	$(2,591)	$51	$84,539
Comprehensive income:
Net income	—	—	5,075	—	—	—	—	5,075
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(51)	(51)

Total comprehensive income								5,024
Forfeiture and retirement of Stock	(1)	(171)	—	(41)	—	212	—	(1)
Issuance of stock awards	—	(47)	—	936	—	(889)	—	—
Stock awards earned	—	—	—	—	—	674	—	674
Purchase of 448,300 shares of treasury stock	—	—	—	(10,059)	—	—	—	(10,059)
Employee stock ownership plan shares earned	—	484	—	—	508	—	—	992
Tax Benefits of RRP Shares Vesting	—	49	—	—	—	—	—	49
Dividends declared ($.42 per share)	—	—	(1,827)	—	—	—	—	(1,827)

Balance at December 31, 2004	$54	$65,281	$37,385	$(17,180)	$(3,555)	$(2,594)	$—	$79,391

Comprehensive income:
Net income	—	—	3,574	—	—	—	—	3,574
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(145)	(145)

Total comprehensive income								3,429
Options exercised	—	(2)	—	43	—	—	—	41
Stock awards earned	—	—	—	—	—	542	—	542
Purchase of 227,400 shares of treasury stock	—	—	—	(5,880)	—	—	—	(5,880)
Employee stock ownership plan shares earned	—	445	—	—	381	—	—	826
Tax Benefits of RRP Shares Vesting	—	118	—	—	—	—	—	118
Dividends declared ($.39 per share)	—	—	(1,652)	—	—	—	—	(1,652)

Balance at September 30, 2005	$54	$65,842	$39,307	$(23,017)	$(3,174)	$(2,052)	$(145)	$76,815

See accompanying notes to consolidated financial statements.

6.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(table amounts in thousands of dollars)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) as of September 30, 2005 and December 31, 2004 and for the three and nine month periods ended September 30, 2005 and September 30, 2004. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The December 31, 2004 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the disclosures required by U.S. generally accepted accounting principles.

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

The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Summary of Significant Accounting Policies

Nature of Operations: The only business of the Company is the ownership of Pacific Trust Bank “the Bank”. The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (FHLB) system, and maintains insurance on deposit accounts with the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation. The Bank is engaged in the business of retail banking, with operations conducted through its main office and eight branches located in the San Diego and Riverside counties.

The accounting and reporting polices of the Company are based upon accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The collectibility of loans, fair value of financial instruments, and status of contingencies are particularly subject to change.

7.

New Accounting Standards:

SFAS 123R, “Accounting for Stock-Based Compensation, Revised,” requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified as of the beginning of the first quarter or annual reporting period that begins after June 15, 2005. Compensation cost will also be recorded on the date of grant as the Company’s options vest over five years. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date. See Note 4 for expected impact on operations based on current awards granted. In April of 2005, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS 123R delaying the effective date of the standard to the annual reporting period that begins after June 15, 2005.

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

Note 4 – Employee Stock Compensation

SOP Plan: A Stock Option Plan (“SOP”) provides for issue of options to directors, officers, and employees. The Company adopted the SOP in April of 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. As of September 30, 2005 the Company has 506,500 options outstanding of which 24,000 were granted, 4,000 forfeited, and 2,000 exercised during the nine months ending September 30, 2005. For those options currently awarded that will vest after January 1, 2006, (the effective date of SFAS 123R) the Company expects to incur compensation expense in the amount of approximately $160,000 per year for the years ended 2006 and 2007 and $85,000 for the year ended 2008.

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

	September 30, 2005 Three Months Ended	September 30, 2004 Three Months Ended	September 30, 2005 Nine Months Ended	September 30, 2004 Nine Months Ended
Net income as reported	$1,354	$1,357	$3,574	$3,983
Pro forma net income	1,330	1,335	3,504	3,923
Earnings per share as reported
Basic	.33	.32	.86	.92
Diluted	.32	.32	.84	.90
Pro forma earnings per share
Basic	.32	.32	.84	.91
Diluted	.31	.31	.80	.89

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

8.

Compensation expense for restricted stock awards totaled approximately $180,000 for the three months ended September 30, 2005 and $542,000 for the nine months ended September 30, 2005. Compensation expense for restricted stock awards totaled approximately $181,000 for the three months ended September 30, 2004 and $492,000 for the nine months ended September 30, 2004.

Note 5 – Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and restricted stock awards. Computations for basic and diluted earnings per share are provided below.

	Three Months Ended Sept. 30, 2005	Three Months Ended Sept. 30, 2004	Nine Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2004
Net income as reported (in thousands)	$1,354	$1,357	$3,574	$3,983
Weighted average common shares outstanding	4,112,679	4,200,624	4,162,399	4,325,774

Basic earnings per share	$.33	$.32	$.86	$.92

Earnings per share assuming dilution
Net income available to common shareholders	$1,354	$1,357	$3,574	$3,983

Weighted average common shares outstanding	4,112,679	4,200,624	4,162,399	4,325,774
Dilutive effect of stock options	90,820	69,806	88,421	60,366
Dilutive effect of restricted stock awards	21,713	23,954	22,899	20,850

Average common shares and dilutive potential common shares	4,225,213	4,294,384	4,273,718	4,406,990

Diluted earnings per share	$.32	$.32	$.84	$.90

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at September 30, 2005 to its financial condition at December 31, 2004 and the results of operations for the three-month and nine- month periods ended September 30, 2005 to the same periods in 2004. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

The Company’s total assets increased by $60.5 million, or 9.0%, to $734.9 million at September 30, 2005 from $674.4 million at December 31, 2004. The increase primarily reflected the growth in the balance of loans receivable in the amount of $40.4 million and the purchase of a $15.0 million bank-owned life insurance (“BOLI”) investment during the first quarter.

Net loans increased by $40.4 million, or 6.4%, to $669.1 million at September 30, 2005 from $628.7 million at December 31, 2004. The increase in loans resulted primarily from $22.1 million one- to- four residential loan purchases made during the second quarter as well as loan originations exceeding repayments during the period.

Securities classified as available-for-sale increased by $4.1 million, or 40.7%, to $14.1 million at September 30, 2005 from $10.0 million at December 31, 2004. This increase was primarily due to the purchase of agency fixed rate securities in the amount of $4.3 million during the first quarter of 2005.

9.

Total deposits increased by $40.0 million, or 8.8%, to $493.6 million at September 30, 2005 from $453.6 million at December 31, 2004. The increase primarily reflected growth in money market accounts and certificates of deposits resulting from increased marketing efforts and competitive pricing during the third quarter. Money market accounts increased $30.0 million, or 39.6%, to $105.6 million. Certificates of deposit increased $15.2 million, or 6.6%, to $244.3 million. The growth in certificates of deposits primarily reflected increased retail customer deposits as our institutional certificate of deposits decreased $10.7 million to $24.6 million at September 30, 2005 from $35.3 million at December 31, 2004 as marketing efforts have shifted to attract retail deposits. NOW accounts decreased $6.2 million to $63.8 million at September 30, 2005 from $70.0 million at December 31, 2004. Savings accounts decreased by $1.0 million to $62.3 million at September 30, 2005 from $63.3 million at December 31, 2004.

Federal Home Loan Bank advances increased $23.5 million, or 17.3%, to $159.0 million at September 30, 2005 from $135.5 million at December 31, 2004. The increase was primarily due to increased FHLB overnight borrowings used to fund the $22.1 million loan purchases made in the second quarter and the $15.0 million BOLI investment made in the first quarter. The Company interchanges the use of deposits and borrowings to fund assets depending on various factors including liquidity and asset/liability management.

Equity decreased $2.6 million to $76.8 million at September 30, 2005 from $79.4 million at December 31, 2004. The net decrease resulted primarily from the purchase of 227,400 shares of treasury stock for $5.9 million and the payment of dividends of $1.7 million. Equity was increased primarily by net income of $3.6 million, ESOP shares earned of $826,000 and stock awards earned of $542,000.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

General. Net income for the three months ended September 30, 2005 was $1.4 million, a decrease of $3,000, or .22%, from the three months ended September 30, 2004. The decrease in net income resulted from the fluctuations described below.

Interest income. Interest income increased by $1.2 million, or 14.3%, to $9.2 million for the three months ended September 30, 2005 from $8.0 million for the three months ended September 30, 2004. The primary factor for the increase in interest income was an increase in the average loans receivable balance of $28.1 million, or 4.4%, from $638.0 million for the three months ended September 30, 2004 to $666.1 million for the quarter ended September 30, 2005. The increase was primarily the result of $22.1 million in loan purchases completed at the end of the second quarter, as well as loan originations exceeding repayments during the period. The average yield on loans receivable increased 33 basis points from 4.96% for the three months ended September 30, 2004 to 5.29% for the three months ended September 30, 2005.

Interest income on securities increased by $154,000 to $157,000 for the three months ended September 30, 2005 from $3,000 for the three months ended September 30, 2004 due to the overall increase in the securities portfolio resulting from agency security purchases made in the first quarter of 2005. The average yield on the securities portfolio was 4.38% for the three months ended September 30, 2005 compared to .84% for the same period in 2004.

Interest Expense. Interest expense increased $1.5 million or 52.9%, to $4.4 million for the three months ended September 30, 2005. The increase in interest expense resulted primarily from an increase in market interest rates and an increase in the average balance of deposits from $428.6 million for the three months ended September 30, 2004 to $468.7 million for the three months ended September 30, 2005, as well as a $16.4 million increase in the average balance of FHLB advances from $145.3 million in 2004 to $161.7 million for the same period in 2005. Interest expense on deposits increased $1.2 million, or 61.1%, to $3.2 million for the three months ended September 30, 2005 from $2.0 million for the same period in 2004. Interest rates paid on money market accounts and certificates of deposit increased approximately one to two percent depending upon the deposit product for similar terms compared to the same period in the prior year based on changes in general interest rate levels and in order to remain competitive in the local marketplace. Interest expense on Federal Home Loan Bank advances increased $322,000, or 35.0%, to $1.2 million for the three months ended September 30, 2005 from $920,000 for the three months ended September 30, 2004.

Net Interest Income. As a result of the factors mentioned above, net interest income before provision for loan losses decreased $395,000, or 7.7%, to $4.7 million for the three months ended September 30, 2005 from $5.1 million for the three months ended September 30, 2004. At September 30, 2005 the net interest spread decreased 44 basis points to 2.40%, while the net interest margin decreased 42 basis points to 2.70% compared to the prior year’s quarter due to the continued flattening of the yield curve. The ratio of interest earning assets to interest bearing liabilities has decreased 3.5% due to the continued use of interest earning assets to repurchase stock into treasury and to purchase the BOLI and housing fund investments. Although these investments have increased noninterest income by $192,000 for the three months ended September 30, 2005 and reduced the Company’s effective tax rate for the period, they have negatively impacted the Company’s net interest margin.

10.

Provision for Loan Losses. A $44,000 provision reduction was made for the three months ended September 30, 2005, compared to a $194,000 loan provision made for the three months ended September 30, 2004. The provision decreased by $238,000 due to decreased loan growth during the third quarter compared to the prior year’s quarter as well as changes in the economic factors affecting the loan loss calculation.

Provisions for loan losses were charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, and classified loans, are evaluated individually for impairment

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding was .69% at September 30, 2005 and .70% for the same period in 2004. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2005 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $115,000, or 26.3% to $552,000 for the three months ended September 30, 2005 from $437,000 for the three months ended September 30, 2004 primarily due to a $192,000 increase in income related to the increase in the cash surrender value of the BOLI investment made during the first quarter of 2005, coupled by a decrease of $66,000 in the gain on sale of securities from sales made in the prior year’s quarter.

Noninterest Expense. Noninterest expense increased $333,000, or 11.2%, to $3.3 million for the three months ended September 30, 2005 from $3.0 million for the three months ended September 30, 2004. This increase was primarily the result of a $99,000 increase in the loss on the housing fund investment, an $80,000 increase in salaries and employee benefits, a $60,000 increase in occupancy and equipment expenses, a $32,000 increase in professional fees and a 25,000 increase in advertising expenses.

The losses on the housing fund investment are expected to continue based on the nature of this investment. The investment is designed to provide tax credits and tax benefits while improving the community and allowing the Company to receive CRA benefit for regulatory purposes.

Total salaries and employee benefits increased $80,000, or 4.6%, to $1.8 million for the three months ended September 30, 2005 from $1.7 million for the same period in 2004. Salaries and employee benefits represented 55.3% and 58.6% of total noninterest expense for the three months ended September 30, 2005 and September 30, 2004, respectively. The increase in salaries and employee benefits was primarily due to increased salary expense of $83,000 due to salary increases in the current year, increased ESOP compensation expense of $15,000 resulting from an increase in the Company’s stock price for the quarter ended September 30, 2005 and increased employee taxes of $14,000 resulting from the increased salary expense. Other contributing factors include an increase in employee health and insurance expenses of $14,000 due to premium increases incurred during the third quarter, a decrease of $50,000 in bonuses and incentives as well as miscellaneous decreases in other various benefit accounts.

Other occupancy expenses increased $60,000 due mainly to increased purchases of uncapitalized furniture and equipment of $20,000, an increase of $16,000 for the company’s bond insurance coverage and an increase of $13,000 in depreciation expense related to asset purchases made during the current year. Other increases in various accounts were attributed to equipment upgrades and maintenance done during the third quarter.

11.

Professional fees increased $32,000 primarily related to increased auditing fees as a result of compliance with Rule 404 of the recently enacted Sarbanes-Oxley regulation as well as increased legal fees associated with the development of a new loan product.

Advertising fees increased $25,000 due primarily to increased branch advertising and marketing efforts during the current year.

Income Tax Expense. Income tax expense decreased $372,000 to $661,000 for the three months ended September 30, 2005, from $1.0 million for the three months ended September 30, 2004. This decrease was primarily the result of lower pre-tax income as well as increased tax benefits resulting from a $4.5 million equity investment in a tax credit fund made in the fourth quarter of 2004 as well as a $15.0 million BOLI investment made during the first quarter of 2005. The effective tax rate was 32.8% and 43.2% for the three months ended September 30, 2005 and 2004, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004

General. Net income for the nine months ended September 30, 2005 was $3.6 million, a decrease of $409,000, or 10.3%, from $4.0 million for the nine months ended September 30, 2004. The decrease in net income resulted primarily from an increase in short term interest rates and a continued flattening of the yield curve as discussed below.

Interest income. Interest income increased by $2.4 million or 10.4%, to $26.0 million for the nine months ended September 30, 2005 from $23.6 million for the nine months ended September 30, 2004. The primary factor for the increase in interest income was a $29.7 million or 4.8% increase in the average loans receivable balance, from $617.6 million for the nine months ended September 30, 2004 to $647.3 million for the nine months ended September 30, 2005. The growth consisted primarily of $22.1 million in loan purchases as well as loan originations exceeding repayments. The average yield on loans receivable increased by 18 basis points to 5.19% for the nine months ended September 30, 2005 compared to 5.01% for the nine months ending September 30, 2004.

Interest income on securities increased by $368,000 to $467,000 for the nine months ended September 30, 2005 due to the overall increase in the balance of the portfolio resulting from agency security purchases made in the first quarter of 2005. The average yield on the securities portfolio increased from 3.35% for the nine months ended September 30, 2004 to 4.48% for the nine months ended September 30, 2005.

Interest Expense. Interest expense increased $3.5 million or 42.8%, to $11.8 million for the nine months ended September 30, 2005. Interest expense on deposits increased $2.9 million or 52.9%, to $8.5 million for the nine months ended September 30, 2005 from $5.6 million for the same period in 2004.The increase in interest expense resulted from an increase in the Company’s cost of funds due to an increase in short term interest rates as well as a $43.4 million increase in the average balance of deposits from $413.0 million for the nine months ended September 30, 2004 to $456.4 million for the nine months ended September 30, 2005. Interest expense on Federal Home Loan Bank advances increased approximately $594,000, or 22.0%, to $3.3 million for the nine months ended September 30, 2005 from $2.7 million for the nine months ended September 30, 2004 due to a $10.4 million increase in the average balance of Federal Home Loan Bank advances as well as an increase in the rates paid on advances.

Net Interest Income. As a result of the factors mentioned above, net interest income before the provision for loan losses decreased $1.1 million or 7.1%, to $14.2 million for the nine months ended September 30, 2005 from $15.3 million for the nine months ended September 30, 2004. Due to the continued flattening of the yield curve, the Company’s margins have significantly tightened with the net interest spread decreasing 40 basis points to 2.55% and the net interest margin decreasing 41 basis points to 2.80% compared to the prior year’s nine month period. The ratio of interest earning assets to interest bearing liabilities has also decreased 3.5% due to the continued use of interest earning assets to repurchase stock into treasury and to purchase the BOLI and housing fund investments. Although these investments have increased noninterest income for the nine months ended September 30, 2005 and reduced the Company’s effective tax rate for the period, they have negatively impacted the Company’s net interest margin.

Provision for Loan Losses. Provisions of $208,000 and $450,000 were made for the nine months ended September 30, 2005 and 2004, respectively. The provision decreased by $242,000 due to decreased loan growth during the nine month period compared to the prior year’s period as well as changes in the economic factors affecting the loan loss calculation. Year-to-date the Company has incurred net recoveries of approximately $19,000.

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

12.

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

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding was .69% at September 30, 2005 and .70% for the same period in 2004. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2005 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $385,000, or 31.6% to $1.6 million for the nine months ended September 30, 2005 from $1.2 million for the nine months ended September 30, 2004, primarily as a result of a $508,000 increase in income related to the increase in cash surrender value of the BOLI investment, a decrease of $93,000 from the sale of securities in the prior year’s period and a decrease of $42,000 in prepayment penalties on mortgage loans.

Noninterest Expense. Noninterest expense increased $1.1 million, or 11.6%, to $10.2 million for the nine months ended September 30, 2005 from $9.1 million for the nine months ended September 30, 2004. This increase was primarily the result of a $348,000 increase in salaries and employee benefits, a $297,000 increase in the loss on the housing fund investment, a $139,000 increase in professional fees, and a $74,000 increase in advertising fees.

Salaries and employee benefits represented 55.2% and 57.7% of total noninterest expense for the nine months ended September 30, 2005 and September 30, 2004, respectively. Total salaries and employee benefits increased $348,000, or 6.6%, to $5.6 million for the nine months ended September 30, 2005 from $5.3 million for the same period in 2004. The increase was primarily due to an increase of $192,000 in salary and employee benefit expense due to increased salaries in the current year and a $67,000 increase in employee taxes resulting from increased salaries. ESOP compensation expense increased $67,000 resulting from an increase in the Company’s stock price during the period.

The losses on the housing fund investment are expected to continue based on the nature of this investment. The investment is designed to provide tax credits and tax benefits while improving the community and allowing the Company to receive CRA benefit for regulatory purposes.

Professional fees increased $139,000 primarily due to increased auditing fees as a result of compliance with Rule 404 of the recently enacted Sarbanes-Oxley regulation as well as increased legal fees associated with the development of a new loan product.

Advertising fees increased $74,000 due primarily to increased branch advertising and marketing efforts during the current year.

Income Tax Expense. Income tax expense decreased $1.1 million to $1.9 million for the nine months ended September 30, 2005, from $3.0 million for the nine months ended September 30, 2004. The effective tax rate was 34.8% and 43.1% for the nine months ended September 30, 2005 and 2004, respectively. The decrease in the effective tax rate is attributable to the tax exempt status of income from the BOLI investment purchased during the first quarter of 2005 and tax credits from the affordable housing fund investment made in December 2004.

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

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment

13.

securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base and provide funds for its lending activities and to enhance its interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At September 30, 2005, the total approved loan origination commitments outstanding amounted to $5.6 million. At the same date, unused lines of credit were $25.6 million and outstanding letters of credit totaled $46,000. There were no securities scheduled to mature in one year or less at September 30, 2005. Certificates of deposit scheduled to mature in one year or less at September 30, 2005, totaled $139.2 million. Although the average cost of deposits has increased throughout 2005, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at September 30, 2005 to borrow an additional $156.4 million from the Federal Home Loan Bank of San Francisco as well as $1.0 million from Pacific Coast Bankers Bank as a funding source to meet commitments and for liquidity purposes. The Bank has Federal Home Loan Bank advances of $41.0 million maturing within the next 12 months.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $70.0 million at September 30, 2005, or 9.5% of total assets on that date. As of September 30, 2005, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank’s regulatory capital ratios at September 30, 2005 were as follows: core capital 9.50%; Tier 1 risk-based capital, 14.91%; and total risk-based capital, 15.91%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

Impact of Inflation

The consolidated financial statements presented herein have been prepared in accordance with U. S. generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose

14.

Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. Increases in interest rates would be expected to have a negative impact on the Bank’s operating results. As of June 30, 2005, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 2% increase in interest rates was a decrease of 159 basis points and would result in a $14.5 million decrease in the NPV of the Bank. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2005, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. On June 30, 2005, the yield on the three-month Treasury bill was 3.06%. The net portfolio value analysis was unable to produce results for the minus 300 basis point scenario for the quarter ended June 30, 2005.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$72,394	(25,535)	(26)%	10.07%	(290	)bp
+ 200 bp	83,478	(14,451)	(15)%	11.38%	(159	)bp
+ 100 bp	91,957	(5,972)	(6)%	12.34%	(64	)bp
0 bp	97,929	—	—	12.97%	0	bp
- 100 bp	101,002	3,073	3%	13.26%	29	bp
-200 bp	101,345	3,416	3%	13.23%	26	bp

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

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”) as of September 30, 2005 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
7/1/05-7/31/05	0	0	0	225,000
8/1/05-8/31/05	126,000	26.75	126,000	99,000
9/1/05-9/30/05	0	0	0	99,000

On 5/24/05, a buyback totaling 225,000 shares was authorized by the Company’s board of directors to be conducted at prevailing market prices. As of September 30, 2005, 99,000 may still be purchased under this authorization.

16.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

(a) None

(b) None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

10.2	Severance Agreement with Melanie Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

10.7	Named Executive Officers Salary and Bonus Arrangements for 2005 and Director Fee Arrangements for 2005.	****

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Chizek and Company LLP	****

24.0	Power of Attorney, included in signature pages	****

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.0	Section 906 of The Sarbanes-Oxley Act Certification	32

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.

**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

(b) Exhibits – Included, see list in (a)(3).

(c) Financial Statement Schedules - None

****	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2004.

(b) Exhibits – Included, see list in (a)(3).

(c) Financial Statement Schedules - None

17.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: November 3, 2005	/s/ Hans R. Ganz
Hans R. Ganz
President and Chief Executive Officer

Date: November 3, 2005	/s/ Regan Gallagher
Regan Gallagher
Senior Vice President/ Controller
(Principal Financial and Accounting Officer)

18.