Form 10-K
period 2005-12-31
FIRST PACTRUST BANCORP INC
filed 2006-03-09
CIK 1169770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒.    NO  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐.    NO  ☒.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒.    NO  ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq System as of June 30, 2005, was $101.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of March 9, 2006, there were issued and outstanding 5,445,000 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during April 2006.

FIRST PACTRUST BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2005

PART I

Item 1. Business

General

First PacTrust Bancorp, Inc. (“the Company”) was incorporated under Maryland law in March 2002 to hold all of the stock of Pacific Trust Bank (“the Bank”). Maryland was chosen as the state of incorporation because it provides protections similar to Delaware with respect to takeover, indemnification and limitations on liability, with reduced franchise taxes. First PacTrust Bancorp, Inc. is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision. First PacTrust Bancorp, Inc. is a unitary thrift holding company, which means that it owns one thrift institution. As a thrift holding company, First PacTrust Bancorp, Inc., activities are limited to banking, securities, insurance and financial services-related activities. See “How We Are Regulated—First PacTrust Bancorp, Inc”. First PacTrust Bancorp, Inc. is not an operating company and has no significant assets other than all of the outstanding shares of common stock of Pacific Trust Bank, the net proceeds retained from its initial public offering completed in August 2002, and its loan to the First PacTrust Bancorp, Inc. 401(k) Employee Stock Ownership Plan. First PacTrust Bancorp, Inc. has no significant liabilities. The management of the Company and the Bank is substantially the same. The Company utilizes the support staff and offices of the Bank and pays the Bank for these services. If the Company expands or changes its business in the future, the Company may hire the Company’s own employees. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

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

Forward-Looking Statements

This Form 10-K contains various forward-looking statements that are based on assumptions and describe our future plans and strategies and our expectations. These forward-looking statements are generally identified by words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could cause actual results to differ materially from those estimated include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of our loan and investment portfolios, demand for our loan products, deposit flows, our operating expenses, competition, demand for financial services in our market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and you should not rely too much on these statements. We do not undertake, and specifically disclaim, any obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities

General. The Company’s mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans generally are long-term and amortize on a monthly basis with principal and interest due each month. The Company also has loans in the portfolio which require only interest payments on a monthly basis or may have the potential for negative amortization. At December 31, 2005, the Company had a total of $308.3 million in interest only mortgage loans and $100.4 million in negative amortizing mortgage loans. At December 31, 2005, the Company’s net loan portfolio totaled $688.5 million, which constituted 91.1% of our total assets.

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

At December 31, 2005, the maximum amount, which the Company could have loaned to any one borrower and the borrower’s related entities, was approximately $11.4 million. The largest lending relationship to a single borrower or a group of related borrowers consisted of a $10.0 million participation loan of which $3.6 million has yet to be disbursed. The security for this loan is located in Mammoth Lakes, California and the loan was current as of December 31, 2005.

The following table presents information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate
One- to four-family	$559,193	80.87%	$517,564	81.90%	$496,253	84.07%	$330,579	81.41%	$185,391	71.61%
Commercial and multi-family	96,650	13.98	96,655	15.29	75,386	12.77	56,471	13.91	47,353	18.29
Construction	6,424	0.93	126	0.02	2,229	0.38	107	0.03	2,521	0.97

Total real estate loans	662,267	95.78	614,345	97.21	573,868	97.22	387,157	95.35	235,265	90.87

Other loans
Consumer:
Automobile	820	0.12	1,274	0.20	2,202	0.37	3,748	0.92	6,394	2.47
Home equity	25,550	3.69	12,905	2.04	10,738	1.82	11,219	2.76	12,563	4.85
Other	2,196	0.32	2,746	0.44	2,706	0.46	3,547	0.87	4,364	1.69
Commercial	622	0.09	681	0.11	752	0.13	415	0.10	303	0.12

Total other loans	29,188	4.22	17,606	2.79	16,398	2.78	18,929	4.65	23,624	9.13

Total loans	691,455	100.0%	631,951	100.00%	590,266	100.00%	406,086	100.00%	258,889	100.00%
Net deferred loan origination costs	1,733		1,203		1,217		599		69

Allowance for loan losses	(4,691)		(4,430)		(4,232)		(2,953)		(1,742)

Total loans receivable, net	$688,497		$628,724		$587,251		$403,732		$257,216

The following table shows the composition of the Company’s loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
FIXED-RATE LOANS
Real Estate
One- to four-family	$13,061	1.89%	$14,762	2.34%	$54,339	9.21%	$81,191	19.99%	$19,387	7.49%
Commercial and multi-family	47,253	6.83	33,684	5.33	3,884	0.66	6,369	1.57	4,288	1.66
Construction	—	—	—	—	—	—	—	—	—	—

Total real estate loans	60,314	8.72	48,446	7.67	58,223	9.87	87,560	21.56	23,675	9.15
Other loans
Consumer:
Automobile	721	0.10	1,003	0.16	1,727	0.29	3,189	0.79	5,540	2.14
Home equity	—	—	—	—	—	—	—	—	—	—
Other	369	0.05	401	0.06	725	0.12	2,207	0.54	3,253	1.26
Commercial	65	0.01	87	0.01	192	0.03	13	0.01	36	0.01

Total other loans	1,155	0.16	1,491	0.23	2,644	0.44	5,409	1.34	8,829	3.41

Total fixed-rate loans	61,469	8.88	49,937	7.90	60,867	10.31	92,969	22.90	32,504	12.56

ADJUSTABLE-RATE
Real Estate
One- to four-family	546,132	78.98	502,802	79.56	441,914	74.87	249,388	61.41	166,004	64.12
Commercial and multi-family	49,397	7.15	62,971	9.97	71,502	12.11	50,102	12.31	43,065	16.64
Construction	6,424	0.93	126	0.02	2,229	0.38	107	0.03	2,521	0.97

Total real estate loans	601,953	87.06	565,899	89.55	515,645	87.36	299,597	73.75	211,590	81.73

Other loans
Consumer:
Automobile	99	0.01	271	0.04	475	0.08	559	0.15	854	0.33
Home equity	25,550	3.70	12,905	2.04	10,738	1.82	11,219	2.77	12,563	4.85
Other	1,827	0.27	2,345	0.37	1,981	0.34	1,340	0.34	1,111	0.43
Commercial	557	0.08	594	0.10	560	0.09	402	0.09	267	0.10

Total other loans	28,033	4.06	16,115	2.55	13,754	2.33	13,520	3.35	14,795	5.71

Total adjustable-rate loans	629,986	91.12	582,014	92.10	529,399	89.69	313,117	77.10	226,385	87.44

Total loans	691,455	100.00%	631,951	100.00%	590,266	100.00%	406,086	100.00%	258,889	100.00%

Net deferred loan origination (fees) costs	1,733		1,203		1,217		599		69

Allowance for loan losses	(4,691)		(4,430)		(4,232)		(2,953)		(1,742)

Total loans receivable, net	$688,497		$628,724		$587,251		$403,732		$257,216

The following schedule illustrates the contractual maturity of the Company’s loan portfolio at December 31, 2005.

	Real Estate
	One- to Four-Family		Multi-family and Commercial		Construction		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
2006(1)	$5,693	4.84%	$20,131	5.38%	$—	—	$4,292	8.99%	$563	8.65%	$30,679	5.85%
2007	11,895	5.57	10,507	5.59	—	—	295	6.78	—	—	22,697	5.60
2008 and 2009	10,426	5.50	2,657	6.12	6,424	9.25%	816	6.74	—	—	20,323	6.81
2010 to 2014	6,846	5.86	9,832	7.25	—	—	6,371	7.14	59	9.03	23,108	6.81
2015 to 2029	26,251	5.53	20,946	6.46	—	—	16,792	6.37	—	—	63,989	6.05
2030 and following	498,082	5.22	32,577	5.97	—	—	—	—	—	—	530,659	5.27

Total	$559,193	5.25%	$96,650	6.05%	$6,424	9.25%	$28,566	6.95%	$622	8.69%	$691,455	5.47%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The following schedule illustrates the Company’s loan portfolio at December 31, 2005 as the loans reprice. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family		Multi-family and Commercial		Construction		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
2006(1)	$174,589	5.33%	$34,416	5.57%	—	—	$19,566	7.35%	$622	8.69%	$229,193	5.55%
2007	71,432	5.13	28,182	5.93	—	—	164	7.94	—	—	99,778	5.36
2008 and 2009	198,618	5.15	23,551	6.72	$6,424	9.25%	8,524	5.93	—	—	237,117	5.44
2010 to 2014	106,028	5.37	10,002	6.41	—	—	312	9.22	—	—	116,342	5.47
2015 to 2029	8,526	5.48	499	6.13	—	—	—	—	—	—	9,025	5.52

Total	$559,193	5.25%	$96,650	6.05%	$6,424	9.25%	$28,566	6.95%	$622	8.69%	$691,455	5.47%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2006 which have predetermined interest rates is $39.6 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $621.2 million.

One- to Four-Family Residential Real Estate Lending. The Company focuses lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in San Diego and Riverside counties, California. At December 31, 2005, one- to four-family residential mortgage loans totaled $559.2 million, or 80.9% of our gross loan portfolio.

The Company generally underwrites one- to four-family loans based on the applicant’s income and credit history and the appraised value of the subject property. Presently, the Company lends up to 90% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, the Company generally requires private mortgage insurance in order to reduce our exposure below 80% or alternatively, a higher interest rate is charged. Properties securing our one- to four-family loans are appraised by independent fee appraisers approved by the Management Loan Committee. Generally, the Company requires borrowers to obtain title insurance, hazard insurance, and flood insurance, if necessary.

The Company currently originates one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. The Company’s pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions.

Adjustable-rate mortgage, or “ARM” loans, are offered with flexible initial and periodic repricing dates, ranging from one month to seven years through the life of the loan. The Company uses a variety of indices to reprice ARM loans. During the year ended December 31, 2005, the Company originated $170.3 million of one- to four-family ARM loans and $15.5 million of one- to four-family fixed-rate mortgage loans with terms up to 15 years.

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

The Company also offers ARM loans which may provide for negative amortization of the principal balance. These loans have monthly interest rate adjustments after the specified introductory rate term, and annual maximum payment adjustments of 7 1/2% during the first five years of the loan. The principal balance on these loans may increase up to 110% of the original loan amount as a result of the payments not being sufficient to cover the interest due during the first five years of the loan term. These loans adjust to fully amortize after five years through contractual maturity, with up to a 30-year term. At December 31, 2005, the Company had a total of $100.4 million of negatively amortizing loans.

In order to remain competitive in our market areas, the Company generally originates ARM loans at initial rates below the fully indexed rate. The Company’s ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Company’s cost of funds.

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment rises, increasing the potential for default. The Company has not experienced significant delinquencies in these loans. However, the majority of these loans have been originated within the past three years. See “—Asset Quality—Non-performing Assets” and “—Classified Assets.” At December 31,

2005, the Company’s one- to four-family ARM loan portfolio totaled $546.1 million, or 79.0% of our gross loan portfolio. At that date, the fixed-rate one-to four-family mortgage loan portfolio totaled $13.1 million, or 1.9% of the Company’s gross loan portfolio.

In addition, the Bank currently offers interest only loans and expects originations of these loans to substantially increase. At December 31, 2005, the Company had a total of $308.3 million of interest only loans.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, and are generally fully amortizing, with payments due monthly.

Commercial and Multi-Family Real Estate Lending. The Company offers a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, and a limited amount of small retail establishments, hotels, motels, warehouses, and small office buildings located in the Company’s market area. At December 31, 2005, multi-family and commercial real estate loans totaled $96.7 million or 14.0% of the Company’s gross loan portfolio.

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

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. The largest multi-family or commercial real estate loan at December 31, 2005 was secured by property located in San Diego County with a principal balance of $4.4 million. At December 31, 2005, this loan was fully performing in accordance with the terms of the note.

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

Construction Lending. The Company has not historically originated a significant amount of construction loans. From time to time the Company does, however, purchase participations in real estate construction loans. In addition, the Company may in the future originate or purchase loans or participations in construction. At December 31, 2005, the Company had $6.4 million in construction loans outstanding, representing less than 1%

of our gross loan portfolio. The Company had a commitment to fund an additional $13.6 million of construction loans at December 31, 2005.

Consumer and Other Lending. Consumer loans generally have shorter terms to maturity or variable interest rates, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to the Company’s existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2005, the Company’s consumer and other loan portfolio totaled $29.2 million, or 4.2% of our gross loan portfolio. The Company offers a variety of secured consumer loans, including home equity lines of credit, new and used auto loans, boat and recreational vehicle loans, and loans secured by savings deposits. The Company also offers a limited amount of unsecured loans. The Company originates consumer and other loans primarily in its market area.

The Company’s home equity lines of credit totaled $25.6 million, and comprised 3.7% of our gross loan portfolio at December 31, 2005. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the value of the property securing the loan. Home equity lines of credit have a seven or ten year draw period and require the payment of 1.0% or 1.5% of the outstanding loan balance per month (depending on the terms) during the draw period, which amount may be re-borrowed at any time during the draw period. Home equity lines of credit with a 10 year draw period have a balloon payment due at the end of the draw period. Once the draw period has lapsed, generally the payment is fixed based on the loan balance at that time. At December 31, 2005, unfunded commitments on these lines of credit totaled $32.6 million. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

Auto loans totaled $820,000 at December 31, 2005, or .1% of the Company’s gross loan portfolio. Auto loans may be written for up to six years and usually have fixed rates of interest. Loan-to-value ratios are up to 100% of the sales price for new autos and 100% of retail value on used autos, based on valuation from official used car guides.

Loans for recreational vehicles, including boats and planes, totaled $77,000 at December 31, 2005, or approximately .01% of our gross loan portfolio. The Company will finance up to 100% of the purchase price for a new recreational vehicle and 100% of the value for a used recreational vehicle, based on the applicable official used recreational vehicle guides. The term to maturity for these types of loans is up to 10 years for recreational vehicles. These loans are generally written with fixed rates of interest.

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

At December 31, 2005, commercial business loans totaled $622,000 or .1% of the gross loan portfolio. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. The Company may obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than more traditional single-family loans.

Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). The Company’s commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Loan Originations, Purchases, Sales, Repayments, and Servicing

The Company originates real estate secured loans primarily through mortgage brokers and banking relationships. By originating most loans through brokers, the Company is better able to control overhead costs and efficiently utilize management resources. The Company is a portfolio lender of products not readily saleable to Fannie Mae and Freddie Mac, although they are saleable to private investors.

The Company also originates consumer and real estate loans on a direct basis through our marketing efforts, and our existing and walk-in customers. While the Company originates both adjustable-rate and fixed-rate loans, the ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by competition and the interest rate environment. During the last few years, the Company has significantly increased our origination of ARM loans. The Company has also purchased ARM loans secured by one-to- four family residences and participations in commercial real estate loans. Loans and participations purchased must conform to the Company’s underwriting guidelines or guidelines acceptable to the management loan committee. Furthermore, during the past few years, the Company, like many other financial institutions, has experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. During 2005, the Company introduced a new lending product called the “Green” account, America’s first fully transactional flexible mortgage account. Originations of this product totaled $9.7 million for the year ended December 31, 2005. Increased growth in this new product is expected to increase in 2006.

The following table shows loan origination, purchase, sale, and repayment activities for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Originations by type:
Adjustable rate:
Real estate—one- to four-family	$170,339	$181,148	$284,145
—multi-family and commercial	5,502	25,475	33,097
—construction or development	6,585	7,664	2,122
Non-real estate—consumer	26,291	14,238	4,097
—commercial business	1,973	4,335	2,743

Total adjustable-rate	210,690	232,860	326,204
Fixed rate:
Real estate—one- to four-family	15,514	13,461	38,036
—multi-family and commercial	28,125	26,340	—
Non-real estate—consumer	1,086	946	1,688
—commercial business	—	—	—

Total fixed-rate	44,725	40,747	39,724
Total loans originated	255,415	273,607	365,928

Purchases:
Real estate—one- to four-family	25,483	—	68
—multi-family and commercial	—	544	—
—construction or development	—	—	—
Non-real estate—consumer	—	—	—
—commercial business	—	—	—

Total loans purchased	25,483	544	68

Sales and Repayments:
Principal repayments	(221,394)	(232,466)	(181,489)
Total reductions	(221,394)	(232,466)	(181,489)
Increase (decrease) in other items, net	269	(212)	(988)

Net increase	$59,773	$41,473	$183,519

Asset Quality

Real estate loans are serviced in house in accordance with secondary market guidelines. When a borrower fails to make a payment on a mortgage loan on or before the default date, a late charge notice is mailed 16 days after the due date. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower prior to the loan becoming 30 days past due. If the loan becomes 60 days delinquent, the collector will generally contact by phone or send a personal letter to the borrower in order to identify the reason for the delinquency. Once the loan becomes 90 days delinquent, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. When a loan is between 100 and 120 days delinquent, a drive-by inspection is made. If the account becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, a collection officer will generally initiate foreclosure or refer the account to the Company’s counsel to initiate foreclosure proceedings.

For consumer loans a similar process is followed, with the initial written contact being made once the loan is 10 days past due with a follow-up notice at 16 days past due. Follow-up contacts are generally on an accelerated basis compared to the mortgage loan procedure.

Delinquent Loans. The following table sets forth our loan delinquencies by type, number, and amount at December 31, 2005.

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	6	$5,934	—	$—	6	$5,934
Home equity	1	9	—	—	1	9
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	6	24	2	3	8	27

	13	$5,967	2	$3	15	$5,970

Delinquent loans to total gross loans		0.87%		0%		0.87%

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

December 31,
	2005	2004	2003	2002	2001
(Dollars in Thousands)
Nonaccrual loans:
One- to four-family	$—	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	3	4	1	5	10

Total	3	4	1	5	10
Accruing loans delinquent more than 90 days:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	—
Non-performing loans	3	4	1	5	10

Foreclosed Assets	—	—	—	—	—

Total non-performing assets	$3	$4	$1	$5	$10

Non-performing loans to total loans	—%	—%	—%	—%	—%
Non-performing assets to total assets	—%	—%	—%	—%	—%

Other Loans of Concern. At December 31, 2005, loans of concern totaled $2.5 million, which primarily consisted of one residential loan totaling $2.0 million that was brought current as of January 31, 2006.

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

In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2005, the Company had classified $2.5 million of our assets as substandard, $0 as doubtful and $0 as loss. The total amount classified represented 3.2% of our equity capital and .3% of our assets at December 31, 2005.

Provision for Loan Losses. The Company recorded a provision for loan losses for the year ended December 31, 2005 of $250,000, compared to $238,000 for the year ended December 31, 2004. The provision for loan losses is charged to income to adjust our allowance for loan losses to reflect probable losses presently inherent in our loan portfolio based on the factors discussed below under “Allowance for Loan Losses.” The provision for loan losses for the year ended December 31, 2005 was based on management’s review of such factors which indicated that the allowance for loan losses reflected probable losses presently inherent in the loan portfolio as of the year ended December 31, 2005.

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

At December 31, 2005, our allowance for loan losses was $4.7 million or .68% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable presently inherent loan losses in our loan portfolios.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Balance at beginning of period	$4,430	$4,232	$2,953	$1,742	$1,699
Charge-offs
One- to four-family	—	—	—	—	(54)
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	(25)	(98)	(56)	(67)	(128)

	(25)	(98)	(56)	(67)	(182)
Recoveries
One- to four-family	—	—	—	28	61
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	36	58	63	141	96

	36	58	63	169	157
Net (charge-offs) recoveries	11	(40)	7	102	(25)

Provision for loan losses	250	238	1,272	1,109	68

Balance at end of period	$4,691	$4,430	$4,232	$2,953	$1,742
Net charge-offs to average loans during this period	—%	—%	—%	—%	0.13%
Net charge-offs to average non-performing loans during this period	—%	—%	—%	—%	58.14%
Allowance for loan losses to non-performing loans	156,367%	110,750%	423,200%	59,060%	17,420%
Allowance as a % of total loans (end of period)	0.68%	0.70%	0.72%	0.74%	0.67%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	2005			2004			2003			2002			2001
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans
	(Dollars in Thousands)
Secured by residential real estate	$3,702	78.92%	80.87%	$3,623	81.78%	81.90%	$3,474	82.09%	84.07%	$2,314	78.36%	81.41%	$964	55.34%	71.61%
Secured by commercial real estate	667	14.22	13.98	578	13.05	15.29	450	10.63	12.77	321	10.87	13.91	152	8.73	18.29
Construction	39	0.83	0.93	1.02		.02	12	0.28	0.38	—	—	0.03	8	0.46	0.97
Consumer	269	5.73	4.13	217	4.90	2.68	279	6.59	2.65	312	10.57	4.55	469	26.92	9.01
Commercial	14	0.30	0.09	11.25		.11	17	0.41	0.13	6	0.20	0.10	1	0.05	0.12
Unallocated	—	—	—	—	—	—	—	—	—	—	—	—	148	8.50	—

Total Allowance for Loan Losses	$4,691	100.00%	100.00%	$4,430	100.00%	100.00%	$4,232	100.00%	100.00%	$2,953	100.00%	100.00%	$1,742	100.00%	100.00%

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

The Company’s investment securities currently consist primarily of agency debt issues and agency callable issues, as well as structured mortgage-related securities issued by Fannie Mae, Ginnie Mae and Freddie Mac (also referred to as REMICs or CMOs). CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The term to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO. As a result of these factors, the estimated average lives of the CMOs may be shorter than the contractual maturities as shown on the table below. Although CMO tranches have been structured (through the use of cash flow priority and “support” tranches) to give somewhat more predictable cash flows, the actual future cash flow and hence the value of CMOs are subject to change.

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

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. Our securities portfolio at December 31, 2005, did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2005		2004		2003
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government and federal agencies	$14,003	99.94%	$9,921	99.02%	$5,104	79.52%
Collateralized mortgage obligations:
Fannie Mae	8	0.05%	10	0.10%	1,284	20.00%
Ginnie Mae	1	0.01%	2	0.02%	2	0.03%
Freddie Mac	—	—	—	—	—	—
Marketable equity securities	—	—	86	0.86%	29	0.45%

Total	$14,012	100.00%	$10,019	100.00%	$6,419	100.00%

Average remaining life of securities	4.9 years		4.9 years		2.0 years

Other interest earning assets:
Interest-earning deposits with banks	7,870	44.56%	8,352	49.69%	4,260	31.18%
Federal funds sold	1,270	7.19%	670	3.99%	1,110	8.12%
FHLB stock	8,523	48.25%	7,784	46.32%	8,293	60.70%

	$17,663	100.00%	$16,806	100.00%	$13,663	100.00%

The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock as of December 31, 2005 are indicated in the following table.

	December 31, 2005
	One Year or Less	One to Five Years	Five to 10 Years		Over 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost		Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
Agency Securities FHLB Note	$—	$9,963	$4,326	*	$—	$14,289	$14,003
Collateralized mortgage obligations	$—	$9	$—		$—	$9	$9
Total investment securities	$—	$9,972	$4,326		$—	$14,298	$14,012
Weighted average yield	0%	4.11%	4.98%		0%

*	As of December 31, 2005 $4.3 million is callable continuously.

Sources of Funds

General. The Company’s sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits. The Company offers a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. The Company’s deposits consist of savings accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. The Company solicits deposits primarily in our market area and from financial institutions. The Company has also accepted brokered deposits and held $23.4 million of brokered certificates of deposit at December 31, 2005. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain these deposits.

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

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Opening balance	$453,581	$389,925	$279,714
Deposits net of withdrawals	42,443	55,810	104,196
Interest credited	12,132	7,846	6,015

Ending balance	$508,156	$453,581	$389,925

Net increase	$54,575	$63,656	$110,211

Percent increase	12.03%	16.33%	39.40%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand	$16,706	3.29%	$15,561	3.43%	$12,327	3.16%
Savings	57,076	11.23	63,258	13.94	52,843	13.55
NOW	64,012	12.60	69,992	15.43	55,838	14.32
Money market	123,557	24.31	75,641	16.68	65,541	16.81
Certificates of deposit
0.00% - 2.99%	26,878	5.29	151,807	33.47	163,236	41.86
3.00% - 3.99%	152,039	29.92	60,442	13.33	22,411	5.75
4.00% - 4.99%	63,522	12.50	9,568	2.11	9,992	2.56
5.00% - 5.99%	4,366	0.86	5,711	1.26	5,636	1.45
6.00% - 6.99%	—	—	1,291	0.28	1,812	0.47
7.00% - 7.99%	—	—	310	0.07	289	0.07

Total Certificates of Deposit	$246,805	48.57	$229,129	50.52	$203,376	52.16

	$508,156	100.00%	$453,581	100.00%	$389,925	100.00%

The following table indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2005.

	2006	2007	2008	2009	2010	Total
0.00% - 2.99%	$22,267	$4,506	$87	$18	—	$26,878
3.00% - 3.99%	92,390	38,898	15,522	5,185	44	152,039
4.00% - 4.99%	28,105	22,908	7,824	3,090	1,595	63,522
5.00% - 5.99%	850	3,516	—	—	—	4,366
6.00% - 6.99%	—	—	—	—	—	—
7.00% - 7.99%	—	—	—	—	—	—

	$143,612	$69,828	$23,433	$8,293	$1,639	$246,805

$100,000 and over	$51,239	$39,382	$11,720	$4,705	$403	$107,449
Below $100,000	92,373	30,446	11,713	3,588	1,236	139,356

Total	$143,612	$69,828	$23,433	$8,293	$1,639	$246,805

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

The Company may obtain advances from the Federal Home Loan Bank of San Francisco upon the security of certain of the Company’s mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2005, the Company had $164.2 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $173.0 million. See also Note 7 (Item 8) containing the Company’s consolidated financial statements for additional information regarding FHLB advances.

The following table sets forth certain information as to our borrowings at the dates and for the years indicated.

	At or for the Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Average balance outstanding	$154,262	$141,515	$123,217
Maximum month-end balance	$172,200	$148,500	$164,400
Balance at end of period	$164,200	$135,500	$147,000
Weighted average interest rate during the period	3.04%	2.50%	2.54%
Weighted average interest rate at end of period	3.44%	2.62%	2.51%

Subsidiary and Other Activities

As a federally chartered savings bank, Pacific Trust Bank is permitted by the Office of Thrift Supervision to invest 2% of our assets or $15.1 million at December 31, 2005, in the stock of, or unsecured loans to, service corporation subsidiaries. The Company may invest an additional 1% of our assets in secure corporations where such additional funds are used for inner city or community development purposes. Pacific Trust Bank currently does not have any subsidiary service corporations.

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

The Company attracts deposits through the branch office system and through the internet. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Company competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data as of June 30, 2005 provided by the FDIC, Pacific Trust Bank’s share of deposits was 0.84% and 0.46% in San Diego and Riverside Counties, respectively.

Employees

At December 31, 2005, we had a total of 101 full-time employees and 13 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.

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

The Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus including allowance for loan losses (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2005, the Bank’s lending limit under this restriction was $11.4 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders’ equity and retained earnings, and certain noncumulative perpetual preferred stock and related earnings. In addition, generally all intangible assets, other than a limited amount of purchased mortgage servicing rights, and certain other items, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 2005, the Bank had no intangible assets.

At December 31, 2005, the Bank had tangible capital of $71.6 million, or 9.5% of adjusted total assets, which was approximately $60.3 million above the minimum requirement of $11.3 million or 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3.0% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such as to allow it to maintain a 3.0% ratio. At December 31, 2005, the Bank had no intangibles which were subject to these tests.

At December 31, 2005, the Bank had core capital equal to $71.6 million, or 9.5% of adjusted total assets, which was $41.4 million above the minimum requirement of 4.0% in effect on that date.

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

Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2005, the Bank had $4.7 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

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

On December 31, 2005, the Bank had total risk-based capital of $76.3 million and risk-weighted assets of $490.2 million; or total capital of 15.57% of risk-weighted assets. This amount was $37.1 million above the 8.0% requirement in effect on that date.

The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

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

The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability. At December 31, 2005, the Bank was considered a “well-capitalized” institution.

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

Qualified Thrift Lender Test

All savings institutions, including Pacific Trust Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2005, the Bank met the test and has always met the test since the requirement was applicable.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2005, Pacific Trust Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision. See “- Liquidity.”

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of San Francisco. At December 31, 2005, the Bank had $8.5 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its Federal Home Loan Bank stock. Over the past three fiscal years such dividends have averaged 4.32% and were 4.35% for 2005.

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

For the year ended December 31, 2005, dividends paid by the Federal Home Loan Bank of San Francisco to the Bank totaled $339,000, as compared to $324,000 for all of 2004.

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

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Pacific Trust Bank has not been subject to the alternative minimum tax, nor does the Company have any such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2005, Pacific Trust Bank had no net operating loss carryforwards for federal income tax purposes.

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

James P. Sheehy. Age 59 years. Mr. Sheehy serves as Executive Vice President, a position he has held since 1987, and Secretary and Treasurer for Pacific Trust Bank, and First Pactrust Bancorp, Inc. positions he has held since 1999 and 2002, respectively. He has been employed by Pacific Trust Bank since 1987.

Melanie M. Stewart. Age 45 years. Ms. Stewart is Executive Vice President of Lending at Pacific Trust Bank. She has served in this position since 1998, and started with Pacific Trust Bank in 1985.

Rachel M. Carrillo. Age 35 years. Ms. Carrillo is a Senior Vice President of Branch Operations. She has served in this capacity since 1998. Ms. Carrillo has served in various other capacities at Pacific Trust Bank since 1993.

Regan J. Gallagher. Age 36 years. Ms. Gallagher is currently serving as Senior Vice President –Controller of Pacific Trust Bank, and of First Pactrust Bancorp, Inc. a position she has held since 2000 and 2002, respectively. Prior to her position with Pacific Trust, Ms. Gallagher was an Accountant with Deloitte & Touche.

Lisa R. Goodwin. Age 36 years. Ms. Goodwin is currently serving as Senior Vice President Information Systems, a position she has held since 2001. Prior to serving as Vice President of Information Systems, Ms. Goodwin was an Assistant Vice President, and has been employed by Pacific Trust Bank since 1997. Prior to her position with Pacific Trust, Ms. Goodwin was an Associate Systems Engineer with Security Pacific Financial Services, a Bank of America Company, from 1993 to 1997.

Item 1A. Risk Factors

The following are certain risk factors that could impact our business, financial results and results of operations. Investing in our common stock involves risks, including those described below. These risk factors should be considered by prospective and current investors in our common stock when evaluating the disclosures in this Annual Report on Form 10-K (particularly the forward-looking statements.) These risk factors could cause actual results and conditions to differ materially from those projected in forward-looking statements. If the risks we face, including those listed below, actually occur, our business, financial condition or results of operations could be negatively impacted, and the trading price of our common stock could decline, which may cause you to lose all or part of your investment.

Rising interest rates may hurt our profits.

Interest rates are at historically low levels. If interest rates rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, mortgage-related and investment securities. For example, if we experienced an immediate 100 basis point rise in interest rates as of September 30, 2005, the market value of our portfolio equity could decrease by $7.3 million. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk.” In addition, rising interest rates may hurt our income because they may reduce the demand for loans and the value of our securities.

Our loan portfolio possesses increased risk due to our substantial number of multi-family, commercial real estate and consumer loans.

Our multi-family, commercial real estate and consumer loans accounted for approximately 5% of our total loan portfolio as of December 31, 2005. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. In addition, we plan to increase our emphasis on multi-family and commercial real estate lending. Because of our planned increased emphasis on and increased investment in multi-family and commercial real estate lending, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.

Our loan portfolio possesses increased risk due to its rapid expansion, unseasoned nature and amount of nonconforming loans.

Since January 1, 2000, when we converted from a credit union, our loan portfolio has grown by $542.4 million or 371.3%. As a result of this rapid expansion, a significant portion of our portfolio is unseasoned, with the risk that these loans may not have had sufficient time to perform to properly indicate the potential magnitude of losses. During this time frame we have also experienced a declining rate environment. Our unseasoned adjustable rate loans have not, therefore, been subject to an interest rate environment which causes them to adjust to the maximum level and may involve risks resulting from potentially increasing payment obligations by the borrower as a result of repricing. Most of our adjustable rate mortgage loans are also non-conforming, due mainly to the generally large loan size and are, therefore, not readily saleable to Freddie Mac or Fannie Mae. They are, however, saleable to other private investors. Since some of these loans have terms which may result in negative amortization, where the loan payments do not fully cover interest expense and result in an increasing loan principal balance, the portfolio is also subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently comes into effect upon repricing.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market.

The amount of common stock we control, our charter and bylaws, and state and federal statutory provisions could discourage hostile acquisitions of control.

Our board of directors and executive officers own approximately 12.5% of our common stock (as of December 31, 2005). In addition, the 401(k) Employee Stock Ownership Plan, as well as the restricted stock plan and potential acquisition of common stock through the stock option plan, has resulted in inside ownership of First PacTrust Bancorp, Inc. in excess of 24.4% of the total shares outstanding (including unallocated ESOP shares and options exercisable within 60 days of December 31, 2005). This inside ownership and provisions in our charter and bylaws may have the effect of discouraging attempts to acquire First PacTrust Bancorp, Inc., pursue a proxy contest for control of First PacTrust Bancorp, Inc., assume control of First PacTrust Bancorp, Inc. by a holder of a large block of common stock and remove First PacTrust Bancorp, Inc.’s management, all of which certain stockholders might think are in their best interests. These provisions include, among other things:

•	the staggered terms of the members of the board of directors;

•	an 80% shareholder vote requirement for the approval of any merger or consolidation of First PacTrust Bancorp, Inc. into any entity that directly or indirectly owns 5% or more of First PacTrust Bancorp, Inc. voting stock if the transaction is not approved in advance by at least a majority of the disinterested members of First PacTrust Bancorp, Inc.’s board of directors;

•	supermajority shareholder vote requirements for the approval of certain amendments to First PacTrust Bancorp, Inc.’s charter and bylaws;

•	a prohibition on any holder of common stock voting more than 10% of the outstanding common stock;

•	elimination of cumulative voting by shareholders in the election of directors;

•	restrictions on the acquisition of our equity securities; and

•	the authorization of 5,000,000 shares of preferred stock that could be issued without shareholder approval on terms or in circumstances that could deter a future takeover attempt.

In addition, the Maryland business corporation law, the state where First PacTrust Bancorp, Inc. is incorporated, provides for certain restrictions on acquisition of First PacTrust Bancorp, Inc., and federal law contains restrictions on acquisitions of control of savings and loan holding companies such as First PacTrust Bancorp, Inc.

If economic conditions deteriorate, our results of operations and financial condition could be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In this regard, approximately 95% of our loans are to individuals and businesses in southern California. The rate of unemployment increased in San Diego County from 4.1% at December, 2004 to 4.3% at November, 2005 and from 5.0 % to 5.1% in Riverside County over the corresponding time frame.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

At December 31, 2005, the Bank had six full service offices and three limited service offices. The Bank owns the office building in which our home office and executive offices are located. At December 31, 2005, we owned all but four of our other branch offices. The net book value of our investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $3.3 million at December 31, 2005.

The following table provides a list of Pacific Trust Bank’s main and branch offices and indicates whether the properties are owned or leased:

Location	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2005
			(Dollars in Thousands)
MAIN AND EXECUTIVE OFFICE
610 Bay Boulevard Chula Vista, CA 91910	Owned	N/A	$789

BRANCH OFFICES:
279 F Street Chula Vista, CA 91912	Owned	N/A	$459

850 Lagoon Drive Chula Vista, CA 91910	*	N/A	N/A

350 Fletcher Parkway El Cajon, CA 91910	Leased	December 2009	N/A

5508 Balboa Avenue San Diego, CA 92111	Leased	March 2007	N/A

27425 Ynez Road Temecula, CA 92591	Owned	N/A	$796

8200 Arlington Avenue Riverside, CA 92503	*	N/A	N/A

5030 Arlington Avenue Riverside, CA 92503	Owned	N/A	$255

16536 Bernardo Center Drive San Diego, CA	Leased	December, 2013	N/A

*	This site, which is on a Goodrich Aerostructures facility, is provided to the Company at no cost as an accommodation to their employees.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Isssuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq National Market under the symbol “FPTB.” The approximate number of holders of record of the Company’s common stock as of December 31, 2005 was 266. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for the Company’s common stock for the two periods ended December 31, 2005 and December 31, 2004.

	Market Price Range
2005	High	Low	Dividends
Quarter Ended
December 31, 2005	$28.08	$26.00	$.14
September 30, 2005	$26.83	$25.26	$.135
June 30, 2005	$25.60	$24.15	$.13
March 31, 2005	$27.60	$25.69	$.125

			$.53

	Market Price Range
2004	High	Low	Dividends
Quarter Ended
December 31,2004	$27.90	$24.90	$.12
September 30, 2004	$25.55	$22.02	$.11
June 30, 2004	$23.15	$19.53	$.10
March 31, 2004	$24.33	$21.98	$.09

			$.42

DIVIDEND POLICY

Dividends from First Pactrust Bancorp, Inc., will depend, in large part, upon receipt of dividends from Pacific Trust Bank, because First PacTrust Bancorp, Inc. will have limited sources of income other than dividends from Pacific Trust Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by First PacTrust Bancorp, Inc., and interest payments with respect to First PacTrust Bancorp, Inc.’s loan to the 401(k) Employee Stock Ownership Plan. During 2005, a $5.0 million dividend was made from the Bank to the First PacTrust Bancorp, Inc. A regulation of the Office of Thrift Supervision imposes limitations on “capital distributions” by savings institutions. See “How We Are Regulated—Limitations on Dividends and Other Capital Distributions.”

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
10/1/05-10/31/05	2,000	26.54	2,000	97,000
11/1/05-11/30/05	—	—	—	97,000
12/1/05-12/31/05	9,838	27.21	9,838	87,162

On May 24, 2005, a buyback totaling 225,000 shares was authorized by the Company’s board of directors to be conducted at prevailing market prices. As of December 31, 2005, 87,162 may still be purchased under this authorization.

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

SELECTED FINANCIAL AND OTHER DATA

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Selected Financial Condition Data:
Total assets	$755,177	$674,460	$623,964	$459,917	$310,076
Cash and cash equivalents	13,873	12,315	11,575	11,506	18,003
Loans receivable, net	688,497	628,724	587,251	403,732	257,216
Securities available-for-sale	14,012	10,019	6,419	18,733	13,661
BOLI	15,675	—	—	—	—
Other investments (interest-bearing term deposit)	1,507	2,490	500	—	—
FHLB stock	8,523	7,784	8,293	4,505	2,509
Servicing agent receivable	—	—	—	13,727	11,687
Deposits	508,156	453,581	389,925	279,714	251,954
Total borrowings	164,200	135,500	147,000	90,100	28,000
Total equity	77,769	79,391	84,539	88,881	28,721

Selected Operations Data:
Total interest income	35,651	31,733	27,721	$21,834	$21,822
Total interest expense	16,703	11,426	9,159	8,110	11,573
Net interest income	18,948	20,307	18,562	13,724	10,249
Provision for loan losses	250	238	1,272	1,109	68
Net interest income after provision for loan losses	18,698	20,069	17,290	12,615	10,181
Customer service charges	1,266	1,219	1,092	952	966
Gain/(Loss) on sales of securities avail-for-sale	18	93	—	—	(55)
Income from bank owned life insurance	675	—	—	—	—
Other non-interest income	185	238	189	55	120
Total non-interest income	2,144	1,550	1,281	1,007	1,031
Total non-interest expense	13,410	12,658	11,510	9,029	7,604
Income before taxes	7,432	8,961	7,061	4,593	3,608
Income tax provision	2,625	3,886	2,960	1,957	1,512
Net income	$4,807	$5,075	$4,101	$2,636	$2,096
Basic earnings per share(4)	$1.16	$1.18	$.86	$.23	N/A
Diluted earnings per share(4)	$1.13	$1.16	$.85	$.23	N/A

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.67%	0.77%	0.74%	0.66%	0.68%
Return on equity (ratio of net income to average equity)	6.10%	6.32%	4.66%	5.08%	7.50%
Dividend payout ratio	49.7%	39.1%	33.3%	N/A	N/A
Interest Rate Spread Information:
Average during period	2.49%	2.90%	3.17%	3.50%	3.37%
End of period	2.34%	2.85%	2.82%	4.29%	4.08%
Net interest margin(1)	2.76%	3.16%	3.49%	3.71%	3.58%
Ratio of operating expense to average total assets	1.86%	1.92%	2.09%	2.26%	2.46%
Efficiency ratio(2)	63.63%	56.73%	58.01%	61.29%	67.41%
Ratio of average interest-earning assets to average interest-bearing Liabilities	111.1%	114.72%	118.23%	109.43%	105.03%

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Quality Ratios:
Non-performing assets to total assets	—%	—%	—%	0.01%	—%
Allowance for loan losses to non-performing loans(3)	156,367%	110,750%	423,200%	59,060%	17,420%
Allowance for loans losses to gross loans(3)	0.68%	0.70%	0.72%	0.74%	0.67%

Capital Ratios:
Equity to total assets at end of period	10.3%	11.8%	13.55%	19.33%	9.26%
Average equity to average assets	11.0%	12.2%	15.98%	13.01%	9.05%

Other Data:
Number of full-service offices	8	8	8	7	7

(1)	Net interest income divided by average interest-earning assets.
(2)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income, exclusive of securities gains and losses and an impairment loss in 2004.
(3)	The allowance for loan losses at December 31, 2005, 2004, 2003, 2002, and 2001 was $4.7 million, $4.4 million, $4.2 million, $2.9 million, and $1.7 million, respectively.
(4)	Earnings per share of $.23 was reported for the period ended December 31, 2002 and was calculated beginning with the date of conversion. Therefore, approximately four months of earnings were reported.

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

First PacTrust Bancorp, Inc. is a savings and loan holding company that owns one thrift institution, Pacific Trust Bank. As a unitary thrift holding company, First PacTrust Bancorp, Inc. activities are limited to banking, securities, insurance and financial services-related activities. Pacific Trust Bank is a federally chartered stock savings bank, in continuous operation since 1941 as a profitable and successful financial institution. The Company is headquartered in Chula Vista, California, a suburb of San Diego, California, and has nine banking offices primarily serving residents of San Diego and Riverside Counties in California. The Company’s geographic market for loans and deposits is principally San Diego and Riverside counties.

The Bank’s principal business consists of attracting retail deposits from the general public and investing these funds and other borrowings in permanent loans primarily secured by first mortgages on owner-occupied, one-to four- family residences in San Diego and Riverside counties, California. At December 31, 2005, one- to four-family residential mortgage loans totaled $559.2 million, or 80.9% of our gross loan portfolio. During 2005, the Company introduced a new lending product called the “Green” account, America’s first fully transactional flexible mortgage account.

The Bank continues to develop strong deposit relationships with customers by providing quality service while offering a variety of competitive deposit products. During the year ended December 31, 2005, deposits increased $54.6 million primarily in the Company’s indexed money market accounts due to timely automatic reset of the interest rates.

The Company’s results of operations are dependent primarily on net interest income, which is the difference between interest income on earning assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings.

The Company’s interest income, which is primarily driven by interest income on residential first mortgage loans, increased by $3.9 million for the year ended December 31, 2005. Strong loan production contributed to a net growth in loans receivable of $59.8 million during the year. Relatively low mid- to long-term interest rate levels experienced throughout the year negatively impacted interest income by continuing to fuel significant prepayments and refinancing of higher yielding loans. Large volumes of prepayments on higher-yielding loans continued to occur as borrowers refinanced their mortgage loans, resulting in reinvestment of funds into lower yielding assets. However, a rising trend in short-term rates, which began in May 2004 and continued throughout the remainder of 2005, coupled with deposit growth, resulted in increased interest expense and a decrease to the Company’s net interest margin.

During the past year, the Company purchased two callable US agency debt securities in the first quarter of 2005. The Company also completed a $15.0 million bank-owned life insurance (BOLI) investment during the first quarter of 2005. The Company continues to evaluate potential enhancements to its investment portfolio, including other tax-advantaged investment opportunities. During 2004, the Company made a $4.5 million equity investment in an affordable housing fund for purposes of obtaining tax credits and for Community Reinvestment Act purposes.

The Company has continued to focus on improving shareholder value through a series of stock repurchases and increased dividends paid during the year. These stock repurchases resulted in increased earnings per share and a greater percentage of overall ownership of the Company by the remaining shareholders. The Company currently has an active stock repurchase plan and, at December 31, 2005, had the authority to purchase an additional 87,162 shares of common stock.

Future earnings of the Company are inherently tied to changes in interest rate levels, the relationship between short and long term interest rates, credit quality, and economic trends. If short term interest rates continue to increase, the Company’s interest expense on deposits will likely increase at a faster pace than the interest income received on earning assets due to the relatively shorter term repricing characteristics of the Company’s deposits than the maturity or repricing characteristics of its loan portfolio. The Company intends to mitigate the potential effects of rising interest rates by continuing to focus on the origination of adjustable rate loan products while securing longer term deposits and borrowings.

The plan for our on-going success is continued leveraging of the Company’s assets, mostly through continued loan portfolio growth to make better use of our current relatively high capital ratios. This growth is intended to be funded with deposit growth and borrowed funds with terms that are appropriate to manage interest rate risk while assuring an adequate net interest spread. The Company will continue its strategy of loan and deposit portfolio growth through high-quality customer service and the development and introduction of innovative financial products. This will be coupled with efforts to further improve our efficiency ratio through controlled operating expense growth, as well as exploring potential new sources of noninterest income.

The following is a discussion and analysis of the Company’s financial position and results of operations and should be read in conjunction with the information set forth under “General” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and the consolidated financial statements and notes thereto appearing under Item 8 of this report.

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

The Company’s total assets increased by $80.7 million, or 12.0%, to $755.2 million at December 31, 2005 from $674.5 million at December 31, 2004. The increase primarily reflected the growth in the balance of loans receivable in the amount of $59.8 million and the purchase of a $15.0 million bank-owned life insurance (“BOLI”) investment during the first quarter of 2005.

Net loans increased by $59.8 million, or 9.5%, to $688.5 million at December 31, 2005 from $628.7 million at December 31, 2004. The increase in loans resulted primarily from $25.5 million one- to- four residential loan purchases made during the second and fourth quarters of 2005 as well as loan originations exceeding repayments during the period.

Securities classified as available-for-sale increased by $4.0 million, or 39.9%, to $14.0 million at December 31, 2005 from $10.0 million at December 31, 2004. This increase was primarily due to the purchase of agency fixed rate securities in the amount of $4.3 million during the first quarter of 2005.

Total deposits increased by $54.6 million, or 12.0%, to $508.2 million at December 31, 2005 from $453.6 million at December 31, 2004. The increase primarily reflected growth in money market accounts and certificates of deposits resulting from increased marketing efforts and competitive pricing during the year. Money market accounts increased $47.9 million, or 63.3%, to $123.6 million. Certificates of deposit increased $17.7 million, or 7.7%, to $246.8 million. The growth in certificates of deposits primarily reflected increased retail customer deposits as our institutional certificate of deposits decreased $11.9 million to $23.4 million at December 31, 2005 from $35.3 million at December 31, 2004 as marketing efforts have shifted to attract retail deposits. NOW accounts decreased $6.0 million to $64.0 million at December 31, 2005 from $70.0 million at December 31, 2004. Savings accounts decreased by $6.2 million to $57.1 million at December 31, 2005 from $63.3 million at December 31, 2004.

Federal Home Loan Bank advances increased $28.7 million, or 21.2%, to $164.2 million at December 31, 2005 from $135.5 million at December 31, 2004. The increase was primarily due to increased FHLB overnight borrowings used to fund the $25.5 million loan purchases made during the year and the $15.0 million BOLI investment made in the first quarter. The Company interchanges the use of deposits and borrowings to fund assets depending on various factors including liquidity and asset/liability management.

Equity decreased $1.6 million to $77.8 million at December 31, 2005 from $79.4 million at December 31, 2004. The net decrease resulted primarily from the purchase of 239,238 shares of treasury stock for $6.2 million and the payment of dividends of $2.2 million. Equity was increased primarily by net income of $4.8 million, ESOP shares earned of $1.1 million and stock awards earned of $728,000.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2005. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	At December 31, 2005	2005			2004			2003
	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	5.57%	$654,317	34,510	5.27%	$621,628	31,188	5.02%	$504,092	$26,973	5.35%
Securities(2)	4.39%	14,007	623	4.45%	4,582	154	3.36%	12,547	435	3.47%
Other interest-earning assets(3)	3.29%	17,399	518	2.98%	16,625	391	2.35%	15,059	313	2.08%

Total interest-earning assets	5.49%	685,723	35,651	5.20%	642,835	31,733	4.94%	531,698	27,721	5.21%

Non-interest earning assets(5)		33,618			16,102			19,070

Total assets		$719,341			$658,937			$550,768

INTEREST-BEARING LIABILITIES
NOW	1.56%	65,685	959	1.46%	$67,792	768	1.13%	$43,469	$381	0.88%
Money market	3.35%	96,860	2,569	2.6%	70,655	1,081	1.53%	64,284	931	1.45%
Savings deposits	1.63%	63,081	998	1.58%	58,028	605	1.04%	52,142	495	0.95%
Certificates of deposit	3.70%	237,598	7,606	3.20%	222,340	5,392	2.43%	166,603	4,220	2.53%
FHLB advances	3.33%	154,262	4,571	2.96%	141,515	3,580	2.53%	123,217	3,132	2.54%

Total interest-bearing liabilities	3.15%	617,486	16,703	2.71%	560,330	11,426	2.04%	449,715	9,159	2.04%

Non-interest-bearing liabilities		23,086			18,309			13,050

Total liabilities		640,572			578,639			462,765
Equity		78,769			80,298			88,003

Total liabilities and equity		$719,341			$658,937			$550,768

Net interest/spread			18,948	2.49%		20,307	2.90%		$18,562	3.17%

Margin(4)				2.76%			3.16%			3.49%
Ratio of interest-earning assets to interest-bearing liabilities		111.1%			114.72%			118.23%

(1)	Calculated net of deferred fees and loss reserves.
(2)	Calculated based on amortized cost.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Net interest income dividend by interest-earning assets.
(5)	Includes BOLI investment of $15,675.

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

	2005 Compared to 2004			2004 Compared to 2003
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
	(In Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$3,322	$1,683	$1,639	$4,215	$5,980	$(1,765)
Securities	469	405	64	(281)	(268)	(13)
Other interest-earning assets	127	19	108	78	34	44
Total interest-earning assets	$3,918	$2,107	$1,811	$4,012	$5,746	$(1,734)

INTEREST-BEARING LIABILITIES
NOW	$191	$(25)	$216	$387	$254	$133
Money market	1,488	500	988	150	96	54
Savings deposits	393	57	336	110	59	51
Certificates of deposit	2,214	391	1,823	1,172	1,358	(186)
FHLB advances	991	342	649	448	463	(15)
Total interest-bearing liabilities	5,277	1,265	4,012	2,267	2,230	37
Net interest/spread	$(1,359)	$842	$(2,201)	$1,745	$3,516	$(1,771)

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004

General. Net income for the year ended December 31, 2005 was $4.8 million, a decrease of $268,000, or 5.3%, from $5.1 million for the year ended December 31, 2004. The decrease in net income resulted primarily from an increase in short term interest rates and a continued flattening of the yield curve as discussed below.

Interest income. Interest income increased by $3.9 million or 12.4%, to $35.7 million for the year ended December 31, 2005 from $31.7 million for the year ended December 31, 2004. The primary factor for the increase in interest income was a $32.7 million or 5.3% increase in the average loans receivable balance, from $621.6 million for the year ended December 31, 2004 to $654.3 million for the year ended December 31, 2005. The growth consisted primarily of $25.5 million in loan purchases as well as loan originations exceeding repayments. For the year ended December 31, 2005, the average yield on loans receivable increased by 25 basis points to 5.27% for the year ended December 31, 2005 compared to 5.02% for the year ending December 31, 2004.

Interest income on securities increased by $469,000 to $623,000 for the year ended December 31, 2005 due to the overall increase in the balance of the portfolio resulting from agency security purchases made in the first quarter of 2005. The average yield on the securities portfolio increased by 109 basis points from 3.36% for the year ended December 31, 2004 to 4.45% for the year ended December 31, 2005.

Interest Expense. Interest expense increased $5.3 million or 46.2%, to $16.7 million for the year ended December 31, 2005. Interest expense on deposits increased $4.3 million or 54.6%, to $12.1 million for the year ended December 31, 2005 from $7.8 million for the same period in 2004. The increase in interest expense resulted from a 67 basis point increase in the Company’s cost of funds due to an increase in short term interest rates as well as a $44.4 million increase in the average balance of deposits from $418.8 million for the year ended

December 31, 2004 to $463.2 million for the year ended December 31, 2005. Interest expense on Federal Home Loan Bank advances increased approximately $991,000, or 27.7%, to $4.6 million for the year ended December 31, 2005 from $3.6 million for the year ended December 31, 2004 due to a $12.7 million increase in the average balance of Federal Home Loan Bank advances in order to fund loan demand as well as an increase in the rates paid on advances.

Net Interest Income. As a result of the factors mentioned above, net interest income before the provision for loan losses decreased $1.4 million or 6.7%, to $18.9 million for the year ended December 31, 2005 from $20.3 million for the year ended December 31, 2004. Due to the continued flattening of the yield curve, the Company’s margins have significantly tightened with the net interest spread decreasing 41 basis points to 2.49% and the net interest margin decreasing 40 basis points to 2.76% compared to the prior year. The ratio of interest earning assets to interest bearing liabilities has also decreased 3.7% due to the continued use of interest earning assets to repurchase stock into treasury and to purchase the BOLI and housing fund investments. Although these investments have increased noninterest income for the year ended December 31, 2005 and reduced the Company’s effective tax rate for the period, they have negatively impacted the Company’s net interest margin.

Provision for Loan Losses. Provisions of $250,000 and $238,000 were made for the year ended December 31, 2005 and 2004, respectively. The provision increased by $12,000 due to increased loan growth during year end period compared to the prior year as well as changes in the economic factors affecting the loan loss calculation. For 2005 the Company has incurred net recoveries of approximately $11,000.

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

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding was .68% at December 31, 2005 and .70% for the same period in 2004. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2005 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $594,000, or 38.3% to $2.1 million for the year ended December 31, 2005 from $1.6 million for the year ended December 31, 2004, primarily as a result of a $675,000 increase in income related to the increase in cash surrender value of the BOLI investment, an increase of $47,000 in customer service fees, a decrease of $75,000 in gains from the sale of securities in the prior year’s period, and a decrease of $46,000 in prepayment penalties on mortgage loans.

Noninterest Expense. Noninterest expense increased $752,000 or 5.9%, to $13.4 million for the year ended December 31, 2005 from $12.7 million for the year ended December 31, 2004. This increase was primarily the result of a $213,000 increase in salaries and employee benefits, a $191,000 increase in occupancy and equipment expense, an $88,000 increase in professional fees, and an $85,000 increase in advertising fees.

Salaries and employee benefits represented 54.3% and 55.9% of total noninterest expense for the year ended December 31, 2005 and December 31, 2004, respectively. Total salaries and employee benefits increased $213,000, or 3.0%, to $7.3 million for the year ended December 31, 2005 from $7.1 million for the same period in 2004. Salary expense increased $253,000 due to the addition of 7 full time equivalents as well as increased salaries in the current year. Employee taxes increased $83,000, and 401k Company contributions increased $39,000, resulting from higher salaries during the year. Stock award expense increased by $56,000 due to the additional awards that were granted during the second quarter of 2004. Salaries and employee benefits was partially reduced by a decrease in bonus expenses of $172,000 as a result of lower year to date income for 2005 as well as a net $88,000 decrease in ESOP compensation expense primarily due to the sale of forfeited ESOP shares. Per the provisions of the ESOP plan, forfeited shares were sold out of the plan and used to reduce the Company’s contribution resulting in a reduction of compensation expense during the current year. Other miscellaneous fluctuations occurred in various other benefit accounts contributing to the overall net increase.

Total occupancy and equipment expenses increased $191,000 or 10.7% to $2.0 million for the year ended December 31, 2005 from $1.8 million for the same period in 2004. This was primarily due to an increase of $58,000 in furniture and equipment depreciation expenses, an increase of $50,000 in furniture and equipment maintenance expenses, an increase of $44,000 in building maintenance expenses and an increase of $43,000 in corporate bond insurance expenses. The increase in furniture and equipment maintenance expenses are primarily the result of equipment upgrades done during the third quarter of 2005. Building maintenance increased in 2005 primarily due to various building improvements and repairs. Corporate bond insurance increased due to higher insurance premiums in 2005.

Professional fees increased $88,000 primarily due to increased auditing fees as a result of compliance with Rule 404 of the recently enacted Sarbanes-Oxley regulation as well as increased legal fees associated with the development of a new loan product.

Advertising fees increased $85,000 due primarily to increased branch advertising and marketing efforts related to the new loan product introduced during the current year.

Income Tax Expense. Income tax expense decreased $1.3 million to $2.6 million for the year ended December 31, 2005, from $3.9 million for the year ended December 31, 2004. The effective tax rate was 35.3% and 43.4% for the year ended December 31, 2005 and 2004, respectively. The decrease in the effective tax rate is attributable to the tax exempt status of income from the BOLI investment purchased during the first quarter of 2005 and tax credits from the affordable housing fund investment made in December 2004.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer term basis, the Company maintains a strategy of investing in various lending products as described in greater detail under Item 1. “Business of Pacific Trust Bank—Lending Activities.” The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At December 31, 2005, the total approved loan origination commitments outstanding amounted to $14.6 million. At the same date, unused lines of credit were $32.6 million and outstanding letters of credit totaled $223,000. There are no investments and mortgage-backed securities scheduled to mature in one year or less at December 31, 2005. Certificates of deposit scheduled to mature in one year or less at December 31, 2005, totaled $143.6 million. Although the average cost of deposits increased throughout 2005, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. In addition, the Company has the ability at December 31, 2005 to borrow an additional $173.0 million from the Federal Home Loan Bank of San Francisco as a funding source to meet commitments and for liquidity purposes.

Commitments

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(in thousands)
Commitments to extend credit	$14,646	$11,070	$3,576	$—	$—
Standby letters of credit	223	—	203	—	20
Operating Lease Obligations	1,714	342	527	400	445
Unused lines of credit	32,604	149	116	2,155	30,184
Certificate of Deposits	246,805	143,612	93,261	9,932	—

	$295,992	$155,173	$97,683	$12,487	$30,649

Capital

Consistent with its goals to operate a sound and profitable financial organization, Pacific Trust Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $71.4 million at December 31, 2005, or 9.5% of total assets on that date. As of December 31, 2005, Pacific Trust Bank exceeded all capital requirements of the Office of Thrift Supervision. Pacific Trust Bank’s regulatory capital ratios at December 31, 2005 were as follows: core capital 9.50%; Tier I risk-based capital, 14.9%; and total risk-based capital, 15.9%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

Recent Accounting Pronouncements

Please see footnote 1 of the financial statements set forth at Item 8.

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

The Office of Thrift Supervision provides Pacific Trust Bank with the information presented in the following tables. They present the change in Pacific Trust Bank’s net portfolio value at December 31, 2005 and 2004, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without effect to any steps that management might take to counteract that change.

Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	December 31, 2005
	Net Portfolio Value			Net Portfolio Value as % of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	62,280	(27,572)	(31)%	8.51%	(318)bp
+200 bp	73,356	(16,495)	(18)%	9.83%	(186)bp
+100 bp	82,539	(7,313)	(8)%	10.89%	(80)bp
0 bp	89,852			11.69%	0 bp
-100 bp	95,214	5,362	+6%	12.25%	+56 bp
-200 bp	97,113	7,261	+8%	12.41%	+72 bp

Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	September 30, 2004
	Net Portfolio Value			Net Portfolio Value as % of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	63,160	(26,742)	(30)%	9.66%	(330)bp
+200 bp	74,494	(15,409)	(17)%	11.12%	(183)bp
+100 bp	83,730	(6,172)	(7)%	12.25%	(70)bp
0 bp	89,903			12.95%	0 bp
-100 bp	92,227	2,324	3%	13.16%	20 bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

December 31, 2005, 2004, and 2003

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control-Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Crowe Chizek and Company LLP, an independent registered public accounting firm. As stated in their attestation report, they express an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. See “Report of Independent Registered Public Accounting Firm on internal control over financial reporting.”

/s/ Hans R. Ganz	/s/ Regan J. Gallagher
Hans R. Ganz	Regan J. Gallagher
President and Chief Executive Officer	Senior Vice President/Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First PacTrust Bancorp, Inc.

Chula Vista, California

We have audited the accompanying consolidated statements of financial condition of First PacTrust Bancorp, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Oak Brook, Illinois	Crowe Chizek and Company LLP
February 27, 2006

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2005 and 2004

(Amounts in thousands, except share and per share data)

	2005	2004
ASSETS
Cash and due from banks	$6,240	$5,783
Federal funds sold	1,270	670
Interest-bearing deposits	6,363	5,862

Total cash and cash equivalents	13,873	12,315
Interest-bearing deposits in other financial institutions	1,507	2,490
Securities available-for-sale	14,012	10,019
Federal Home Loan Bank stock, at cost	8,523	7,784
Loans, net of allowance of $4,691 in 2005 and $4,430 in 2004	688,497	628,724
Accrued interest receivable	2,968	2,255
Premises and equipment, net	5,180	5,279
Bank owned life insurance	15,675	—
Other assets	4,942	5,594

Total assets	$755,177	$674,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$16,706	$15,561
Interest-bearing checking	64,012	69,992
Money market accounts	123,557	75,641
Savings accounts	57,076	63,258
Certificates of deposit	246,805	229,129

Total deposits	508,156	453,581

Advances from Federal Home Loan Bank	164,200	135,500
Accrued expenses and other liabilities	5,052	5,988

Total liabilities	677,408	595,069
Shareholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	66,127	65,281
Retained earnings	39,962	37,385
Treasury stock, at cost (2005—1,035,338 shares, 2004—800,100 shares)	(23,293)	(17,180)
Unearned employee stock ownership plan (2005—253,920 shares, 2004—296,240 shares)	(3,047)	(3,555)
Unearned employee stock award shares (2005—103,204 shares, 2004—143,560 shares)	(1,866)	(2,594)
Accumulated other comprehensive loss	(168)	—

Total shareholders’ equity	77,769	79,391

Total liabilities and shareholders’ equity	$755,177	$674,460

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

	2005	2004	2003
Interest and dividend income
Loans, including fees	$34,510	$31,188	$26,973
Securities	623	154	435
Dividends and other interest-earning assets	518	391	313

Total interest and dividend income	35,651	31,733	27,721
Interest expense
Savings	998	605	495
Checking	959	768	381
Money market	2,569	1,081	931
Certificates of deposit	7,606	5,392	4,220
Federal Home Loan Bank advances	4,571	3,580	3,132

Total interest expense	16,703	11,426	9,159

Net interest income	18,948	20,307	18,562
Provision for loan losses	250	238	1,272

Net interest income after provision for loan losses	18,698	20,069	17,290
Noninterest income
Customer service fees	1,266	1,219	1,092
Mortgage loan prepayment penalties	160	206	151
Income from bank owned life insurance	675	—	—
Net gain on sales of securities available-for-sale	18	93	—
Other	25	32	38

Total noninterest income	2,144	1,550	1,281
Noninterest expense
Salaries and employee benefits	7,282	7,069	6,004
Occupancy and equipment	1,969	1,778	1,847
Advertising	429	344	399
Professional fees	450	362	276
Stationary, supplies, and postage	422	393	458
Data processing	865	804	797
ATM costs	493	495	509
Impairment loss on equity investment	—	311	—
Operating loss on equity investment	386	—	—
Other general and administrative	1,114	1,102	1,220

Total noninterest expense	13,410	12,658	11,510

Income before income taxes	7,432	8,961	7,061
Income tax expense	2,625	3,886	2,960

Net income	$4,807	$5,075	$4,101

Basic earnings per share	$1.16	$1.18	$.86

Diluted earnings per share	$1.13	$1.16	$.85

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2003	$53	$61,833	$31,305	$—	$(4,571)	$—	$261	$88,881
Comprehensive income:
Net income	—	—	4,101	—	—	—	—	4,101
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(210)	(210)

Total comprehensive income								3,891
Issuance of stock awards	2	2,843	—	102	—	(2,947)	—	—
Employee stock ownership plan shares earned	—	290	—	—	508	—	—	798
Stock awards earned	—	—	—	—	—	356	—	356
Purchase of 398,600 shares of treasury stock	—	—	—	(8,118)	—	—	—	(8,118)
Dividends declared ($.26 per share)	—	—	(1,269)	—	—	—	—	(1,269)

Balance at December 31, 2003	55	64,966	34,137	(8,016)	(4,063)	(2,591)	51	84,539
Comprehensive income:
Net income	—	—	5,075	—	—	—	—	5,075
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(51)	(51)

Total comprehensive income								5,024

Forfeiture and retirement of stock	(1)	(171)	—	(41)	—	212	—	(1)
Issuance of stock awards	—	(47)	—	936	—	(889)	—	—
Stock awards earned	—	—	—	—	—	674	—	674
Purchase of 448,300 shares of treasury stock	—	—	—	(10,059)	—	—	—	(10,059)
Employee stock ownership plan shares earned	—	484	—	—	508	—	—	992
Tax benefits of RRP shares vesting	—	49	—	—	—	—	—	49
Dividends declared ($.42 per share)	—	—	(1,827)	—	—	—	—	(1,827)

Balance at December 31, 2004	54	65,281	37,385	(17,180)	(3,555)	(2,594)	$—	79,391
Comprehensive income:
Net income	—	—	4,807	—	—	—	—	4,807
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(168)	(168)

Total comprehensive income								4,639

ESOP forfeitures used to reduce ESOP contribution	—	103	—	—	—	—	—	103
Options exercised	—	—	—	88	—	—	—	88
Stock awards earned	—	—	—	—	—	728	—	728
Purchase of 239,238 shares of treasury stock	—	—	—	(6,201)	—	—	—	(6,201)
Employee stock ownership plan shares earned	—	622	—	—	508	—	—	1,130
Tax benefits of RRP shares vesting	—	121	—	—	—	—	—	121
Dividends declared ($.53 per share)	—	—	(2,230)	—	—	—	—	(2,230)

Balance at December 31, 2005	$54	$66,127	$39,962	$(23,293)	$(3,047)	$(1,866)	$(168)	$77,769

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

	2005	2004	2003
Cash flows from operating activities
Net income	$4,807	$5,075	$4,101
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	250	238	1,272
Net (accretion)/amortization of securities	(20)	30	220
Depreciation and amortization	508	472	415
Employee stock ownership plan compensation expense	1,130	992	798
Stock award compensation expense	728	674	356
Realized gain on sales of securities available-for-sale, net	(18)	(93)	—
Bank owned life insurance income	(675)	—	—
Impairment of equity investment	—	311	—
Operating Loss on equity investment	386	—	—
Loss on disposal of premises and equipment	—	37	8
Deferred income tax (benefit)/expense	569	(269)	(127)
Federal Home Loan Bank stock dividends	(339)	(324)	(276)
Net change in:
Deferred loan costs	(530)	14	(614)
Accrued interest receivable	(713)	(134)	(312)
Other assets	83	1,297	(802)
Accrued expenses and other liabilities	392	862	1,278

Net cash provided by operating activities	6,558	9,182	6,317
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	71	10,556	—
Proceeds from maturities and principal repayments of securities available-for-sale	3	1,270	11,755
Purchases of securities available-for-sale	(4,316)	(15,449)	(19)
Funding of equity investment	(1,474)	(1,791)	—
Loan originations and principal collections, net	(34,010)	(41,181)	(171,064)
Purchase of loans	(25,483)	(544)	—
Additions to premises and equipment	(409)	(416)	(632)
Net change in other interest-bearing deposits	983	(1,990)	(500)
Purchase of bank owned life insurance	(15,000)	—	—
Redemption of Federal Home Loan Bank stock	216	833	—
Purchase of Federal Home Loan Bank stock	(616)	—	(3,512)

Net cash used in investing activities	(80,035)	(48,712)	(163,972)
Cash flows from financing activities
Net increase in deposits	54,575	63,656	110,211
Net change in Federal Home Loan Bank open line	55,700	(500)	8,900
Repayments of Federal Home Loan Bank advances	(27,000)	(28,000)	(20,000)
Proceeds from Federal Home Loan Bank advances	—	17,000	68,000
ESOP forfeiture to reduce ESOP contribution	103	—	—
Exercise of stock options	88	—	—
Purchase of treasury stock	(6,201)	(10,059)	(8,118)
Dividends paid on common stock	(2,230)	(1,827)	(1,269)

Net cash provided by financing activities	75,035	40,270	157,724

Net change in cash and cash equivalents	$1,558	$740	$69
Cash and cash equivalents at beginning of year	12,315	11,575	11,506

Cash and cash equivalents at end of year	$13,873	$12,315	$11,575

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$16,366	$11,368	$8,941
Income taxes paid	2,434	2,547	4,466
Supplemental disclosure of noncash activities
Payable for additional equity investment	—	2,709	—

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

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

Nature of Operations: The only business of the Company is the ownership of the Bank. The Bank is a federally chartered stock savings bank and member of the Federal Home Loan Bank (FHLB) system, which maintains insurance on deposit accounts with the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation. The Bank is engaged in the business of retail banking with operations conducted through its main office and eight branches located in the San Diego and Riverside counties. There are no significant concentrations of loans to any one industry or customer. However, the customer’s ability to repay their loans is dependent on the real estate and general economic conditions in the area.

The accounting and reporting policies of the Company are based upon U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Significant accounting polices followed by the Company are presented below.

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

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

Securities: Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold those securities to maturity. Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. All other securities are classified as available for sale since the Company may decide to sell those securities in response to changes in market interest rates, liquidity needs, changes in yields or alternative investments, and for other reasons. These securities are carried at fair value with unrealized holding gains and losses, net of taxes, reported in other comprehensive income (loss).

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are recorded on the trade date and based on the amortized cost of the security sold. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.

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

Federal Home Loan Bank (FHLB) stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Affordable Housing Fund: The Company has a 19% equity investment in an affordable housing fund totaling $4.2 million, with a remaining payable to fund an additional $1.2 million, for purposes of obtaining tax credits and for Community Reinvestment Act purposes. This investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the Fund. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. In December 2004, the Company recognized an impairment charge on an equity investment in an affordable housing fund which was considered to have other than temporary loss. The Company adjusted the basis (carrying value) of the security to reflect its fair value at the date of impairment recognizing a loss of $311. During 2005, the fund had an operating loss of $386.

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on past loan loss experience adjusted for peer group information and other current factors including changes in underwriting standards, changes in products offered, rate and staffing changes, current economic conditions and experience history. The allowance is evaluated by management on a monthly basis.

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

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

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

	2005	2004	2003
Net income as reported	$4,807	$5,075	$4,101
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	94	82	49

Pro forma net income	$4,713	$4,993	$4,052

Basic earnings per share as reported	$1.16	$1.18	$.86
Pro forma basic earnings per share	1.14	1.16	.85
Diluted earnings per share as reported	1.13	1.16	.85
Pro forma diluted earnings per share	1.11	1.14	.84

The fair value of options granted and pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	Jan 25 2005	April 21 2004	May 14 2004
Date of grant
Options granted	24,000	101,050	5,000
Estimated fair value of stock options granted	$2.47	$1.58	$2.02
Assumptions used:
Risk-free interest rate	3.71%	3.52%	3.92%
Expected option life	5 years	5 years	5 years
Expected stock price volatility	5.34%	4.93%	5.71%
Dividend yield	1.87%	2.07%	2.01%

	April 24 2003	May 14 2003	June 24 2003	December 15 2003
Date of grant
Options granted	389,000	26,450	5,000	10,000
Estimated fair value of stock options granted	$1.51	$1.45	$1.31	$2.12
Assumptions used:
Risk-free interest rate	2.92%	2.47%	2.21%	3.26%
Expected option life	5 years	5 years	5 years	5 years
Expected stock price volatility	8.77%	7.81%	7.18%	9.65%
Dividend yield	1.41%	1.29%	1.29%	1.38%

For those options currently awarded that will vest after January 1, 2006, the Company expects to incur compensation expense in the amount of approximately $160,000 per year for the years ended 2006, 2007, and $85,000 for the year ended 2008.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

Income Taxes: The Company records income tax expense based on the amount of taxes due on its tax return, plus deferred taxes computed on the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities, using enacted tax rates. A valuation allowance, if needed reduces deferred tax assets to the amount expected to be realized.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of shareholders’ equity. Compensation expense is based on the average market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares first reduces retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. During 2005, 9,838 shares were forfeited. Per the provisions of the ESOP plan, forfeited shares were sold out of the plan and used to reduce the Company’s contribution resulting in a reduction of compensation expense during the current year.

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

New Accounting Standards: Statement of Position 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. SOP 03-3 was adopted in 2005, however, has not had any effect on the financial statements of the Company.

FAS123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot be currently predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense. Any income tax benefit for the exercise of stock options in excess of income tax expense for financial reporting purposes will be classified as a cash inflow for financing activities and a cash outflow for operating activities in the statement of cash flows.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These balances do not earn interest.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

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

NOTE 3—SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2005
Agency securities FNMA/FHLB notes	$14,003	$—	$(287)
Collateralized mortgage obligations
Federal National Mortgage Association	8	—	—
Government National Mortgage Association	1	—	—

	$14,012	$—	$(287)

Two FNMA notes totaling $10.0 million will mature in November, 2009. The remaining FNMA/FHLB notes will mature in 2013.

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2004
Agency securities FHLB note	$9,921	$—	$(32)
Collateralized mortgage obligations
Federal National Mortgage Association	10	—	—
Government National Mortgage Association	2	—	—
Equity Securities	86	32	—

Total securities available for sale	$10,019	$32	$(32)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

Sales of securities available-for-sale were as follows:

	2005	2004	2003
Proceeds from sales of securities	$71	$10,556	—
Gross realized gains	18	93	—

Securities with unrealized losses at year-end 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Agency Securities FNMA/FHLB Note	$14,003	$(287)	$—	$—	$14,003	$(287)

Total temporarily impaired	$14,003	$(287)	$—	$—	$14,003	$(287)

Securities with unrealized losses at year-end 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Agency Securities FNMA Note	$—	$—	$9,921	$(32)	$9,921	$(32)

Total temporarily impaired	$—	$—	$9,921	$(32)	$9,921	$(32)

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

As of December 31, 2005, the Company had recorded $287 of unrealized losses on four agency securities. The unrealized losses relate principally to the general change in interest rate levels that has occurred since the securities purchase dates, and such unrecognized losses will continue to vary with general interest rate level fluctuations in the future. As management has the ability to hold these debt securities, classified as available for sale, for the foreseeable future, no declines are deemed to be other than temporary.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS

Loans receivable consist of the following:

	2005	2004
One-to-four-family	$559,193	$517,564
Commercial real estate and multi-family	88,617	89,299
Construction loans	6,424	126
Home equity loans	25,550	12,905
Consumer	3,016	4,020
Commercial	622	681
Land	8,033	7,356

Total	691,455	631,951
Allowance for loan losses	(4,691)	(4,430)
Net deferred loan costs	1,733	1,203

Loans receivable, net	$688,497	$628,724

At December 31, 2005, the Company has a total of $308.3 million in interest only mortgage loans and $100.4 million in negatively amortizing mortgage loans. At December 31, 2004, the Company had a total of $243.7 in interest only mortgage loans and $73.8.million in negatively amortizing mortgage loans.

Activity in the allowance for loan losses is summarized as follows:

	2005	2004	2003
Balance at beginning of year	$4,430	$4,232	$2,953
Loans charged off	(25)	(98)	(56)
Recoveries of loans previously charged off	36	58	63
Provision for loan losses	250	238	1,272

Balance at end of year	$4,691	$4,430	$4,232

There were no loans individually classified as impaired loans in 2005 or 2004.

Nonperforming loans were as follows:

	2005	2004
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	$3	$4

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	2005	2004
Land and improvements	$1,638	$1,638
Buildings	3,774	3,625
Furniture, fixtures, and equipment	3,135	3,619
Leasehold improvements	973	973

Total	9,520	9,855
Less accumulated depreciation and amortization	(4,340)	(4,576)

Premises and equipment, net	$5,180	$5,279

Depreciation expense was $508, $472, and $415 for 2005, 2004, and 2003.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2005 pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows, before considering renewal options that generally are present.

2006	$342
2007	275
2008	252
2009	252
2010	148
Thereafter	445

Total	$1,714

Total rent expense for the years ended December 31, 2005, 2004, and 2003 amounted to $335, $335, and $229.

NOTE 6—DEPOSITS

Certificate of deposit accounts with balances of $100 or more totaled $107,449 and $82,809 at December 31, 2005 and 2004, respectively. Brokered certificates of deposit were $23.4 million and $35.3 million at December 31, 2005 and 2004, respectively.

The scheduled maturities of time deposits at December 31, 2005 are as follows:

2006	$143,612
2007	69,828
2008	23,433
2009	8,293
2010	1,639

Total	$246,805

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

NOTE 7—FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2005, the interest rates on the Bank’s advances from the FHLB ranged from 1.89% to 4.21% with a weighted average rate of 3.44%. At December 31, 2004, the interest rates on the Bank’s advances from the FHLB ranged from 1.80% to 4.05% with a weighted average rate of 2.62%. The contractual maturities by year of the Bank’s advances are as follows:

	2005	2004
2005	$—	$27,000
2006	50,000	50,000
2007	14,000	14,000
2008	20,000	20,000
Overnight borrowings	80,200	24,500

Total advances	$164,200	$135,500

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At December 31, 2005 and 2004, the Bank’s advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $540,046 and $575,836, certain mortgage-backed securities of $8 and $10, and the Bank’s investment of capital stock of FHLB of San Francisco of $8,523 and $7,784, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow an additional $173,000 at December 31, 2005.

NOTE 8—EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

The Bank maintains an ESOP for the benefit of its employees. The Company issued 423,200 shares of common stock to the ESOP in exchange for a ten-year note in the amount of approximately $5.1 million. The $5.1 million for the ESOP purchase was borrowed from the Company.

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

During 2005, 2004 and 2003, 42,320 shares of stock with an average fair value $26.32, $23.46, and $18.90 per share were committed to be released, resulting in ESOP compensation expense of $886, $974, and $798. During 2005, 9,838 shares were forfeited during the year. Per the terms of the ESOP plan, the forfeited shares were sold out of the plan and the proceeds were used to reduce the Company’s contribution resulting in a reduction of compensation expense of $165,000. Shares held by the ESOP at December 31, 2005 and 2004 are as follows:

Shares held by the ESOP were as follows:

	2005	2004
Allocated shares	149,210	118,322
Unearned shares	253,920	296,240

Total ESOP shares	403,130	414,562

Fair value of unearned shares at year end	$6,909	$8,102

NOTE 9—INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2005	2004	2003
Current tax provision
Federal	$1,537	$3,106	$2,294
State	519	1,049	793

	2,056	4,155	3,087
Deferred tax (benefit) expense
Federal	442	(209)	(96)
State	127	(60)	(31)

	569	(269)	(127)

	$2,625	$3,886	$2,960

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2005	2004	2003
Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	7.5	7.5	7.5
California housing fund investment	(4.4)	—	—
Bank owned life insurance	(3.1)	—	—
Other, net	1.3	1.9	0.4

Effective tax rates	35.3	43.4%	41.9%

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

The components of the net deferred tax asset, included in other assets, are as follows:

	2005	2004
Deferred tax assets
Allowance for loan losses	$1,520	$1,379
Unrealized loss on securities available-for-sale	119	—
RRP Plan	195	195
Deferred California tax	217	366
Impairment	158	128
Other	113	164

	2,322	2,232
Deferred tax liabilities
Deferred loan costs	(892)	(757)
FHLB stock dividends	(523)	(416)
Section 475 mark-to-market adjustment	(117)	—
Depreciation	(88)	(97)
Other	(262)	(71)

	(1,882)	(1,341)

Net deferred tax asset	$440	$891

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end:

	Contract Amount December 31,
	2005	2004
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$11,070	$7,716
Unused lines of credit	32,604	22,835
Construction loans in process	3,576	2,057
Standby letters of credit	223	20

At December 31, 2005 and 2004, fixed rate commitments to extend credit consisted of $0 and $5,910 respectively.

Financial instruments that potentially subject the Bank to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, and loans. At December 31, 2005 and 2004, the Bank had deposit accounts with balances totaling approximately $3,384 and $2,401 at Pacific Coast Bankers Bank.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2005 and 2004, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005
Total capital (to risk-weighted assets)	$76,345	15.57%	$39,214	8.00%	$49,018	10.00%
Tier 1 capital (to risk-weighted assets)	71,591	14.61	19,607	4.00	29,411	6.00
Tier 1 (core) capital (to adjusted tangible assets)	71,591	9.49	30,187	4.00	37,733	5.00
December 31,2004
Total capital (to risk-weighted assets)	$74,062	17.49%	$33,879	8.00%	$42,349	10.00%
Tier 1 capital (to risk-weighted assets)	69,590	16.43	16,940	4.00	25,410	6.00
Tier 1 (core) capital (to adjusted tangible assets)	69,590	10.33	26,950	4.00	33,688	5.00

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. At year-end 2005, approximately $8.6 million is available to pay dividends to the holding company.

NOTE 12—EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) plan whereby substantially all employees participate in the plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions, to be determined annually by the Board of Directors, on the first 4% of the employee’s compensation contributed to the plan. Matching contributions vest to the employee at the end of the calendar year in which the contribution was made. For the years ended December 31, 2005, 2004, and 2003, expense attributable to the plan amounted to $110, $70, and $67.

The Company has adopted a Deferred Compensation Plan under Section 401 of the Internal Revenue Code. The purpose of this plan is to provide specified benefits to a select group of management and highly compensated employees. Participants may elect to defer compensation, which accrues interest quarterly at the prime rate as reflected in The Wall Street Journal as of the last business day of the prior quarter. The Company does not make contributions to the Plan.

NOTE 13—EMPLOYEE STOCK COMPENSATION

RRP Plan: A Recognition and Retention Plan (RRP) provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value at date of grant. Pursuant to its 2003 stock-based incentive plan, total shares issuable under the plan are 211,600. See table below for the history of awarded and forfeited shares. No shares have been awarded during 2005. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of shareholders’ equity. Compensation expense for restricted stock awards totaled approximately $729, $674 and $356 for the years ended December 31, 2005, 2004 and 2003, respectively.

2003 Award	$170,000
2003 Forfeitures	(10,000)
2004 Award	43,800
2004 Forfeitures	(2,000)
2005 Award	—
2005 Forfeitures	—
Available for award	9,800

Total shares in plan	211,600

SOP Plan: A Stock Option Plan (SOP) provides for issue of options to directors, officers, and employees. The Company adopted the SOP during 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

A summary of the activity in the SOP is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of year	488,500	$17.99	425,450	$17.40	—	$—
Granted	24,000	26.45	106,050	20.32	430,450	17.40
Exercised	(4,000)	18.88	—	—	—	—
Forfeited or expired	(4,000)	20.29	(43,000)	17.79	(5,000)	18.61

Outstanding at end of year	504,500	$18.36	488,500	$17.99	425,450	$17.40

Options exercisable at year-end	171,190		77,690		—

Weighted-average fair value of options granted during year	$2.47		$1.57		$1.51

Options outstanding at year-end 2005 were as follows.

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17 - $22	480,500	7.53	17.96	171,190	17.68
$22 - $27	24,000	9.07	26.45	—	—

Outstanding at year end	504,500			171,190

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

NOTE 14—EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation follow.

	2005	2004	2003
Basic
Net income	$4,807	$5,075	$4,101

Weighted average common shares outstanding	4,134,151	4,292,473	4,796,897

Basic earnings per share	$1.16	$1.18	$.86

Diluted
Net income	$4,807	$5,075	$4,101

Weighted average common shares outstanding for basic earnings per common share	4,134,151	4,292,473	4,796,897
Add: Dilutive effects of stock options	90,590	67,715	13,769
Add: Dilutive effects of stock awards	22,595	20,984	5,750

Average shares and dilutive potential common shares	4,247,336	4,381,171	4,816,416

Diluted earnings per common share	$1.13	$1.16	$.85

NOTE 15—RELATED PARTY TRANSACTIONS

The Company has granted loans to certain officers and directors and their related interests.

Activity in the loan accounts of officers and directors and their related interests follows for the year ended December 31, 2005:

Balance at beginning of year	$1,507
Loans originated	34
Principal repayments	(1,018)

Balance at end of year	$523

Deposits from principal officers, directors, and their related interests at year-end 2005 and 2004 were $2,897 and $1,197.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

NOTE 16—FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments consist of the following:

	December 31, 2005		December 31,2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$13,873	$13,873	$12,315	$12,315
Interest-bearing deposits in other financial institutions	1,507	1,507	2,490	2,490
Securities available-for-sale	14,012	14,012	10,019	10,019
FHLB stock	8,523	8,523	7,784	7,784
Loans, net	688,497	688,411	628,724	631,080
Accrued interest receivable	2,968	2,968	2,255	2,255
Financial liabilities
Deposits	$508,156	$507,099	$453,581	$453,433
Federal Home Loan Bank Advances	164,200	162,221	135,500	134,333
Accrued interest payable	632	632	295	295

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits in other financial institutions, FHLB stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans and deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The fair value of advances from the FHLB is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or the cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance-sheet financial instruments is immaterial.

NOTE 17—OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

	2005	2004	2003
Unrealized holding gains/(losses) on securities available for sale	$(269)	$7	$(358)
Reclassification adjustments for gains recognized in income	(18)	(93)	—

Net unrealized gains (losses)	(287)	(86)	(358)
Tax effect	119	(35)	148

Other comprehensive income (loss)	$(168)	$(51)	$(210)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

NOTE 18—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31
2005
Interest income	$8,285	$8,581	$9,176	$9,609
Interest expense	3,472	3,849	4,462	4,920

Net interest income	4,813	4,732	4,714	4,689
Provision for loan losses	80	172	(44)	42
Noninterest income	486	567	552	539
Noninterest expense	3,409	3,470	3,295	3,236

Income before income taxes	1,810	1,657	2,015	1,950
Income tax expense	661	586	661	717

Net income	$1,149	$1,071	$1,354	$1,233

Basic Earnings per share	$.27	$.26	$.33	$.30

Diluted Earnings per share	$.26	$.25	$.32	$.30

2004
Interest income	$7,743	$7,827	$8,028	$8,135
Interest expense	2,606	2,726	2,919	3,175

Net interest income	5,137	5,101	5,109	4,960
Provision for loan losses	108	148	194	(212)
Noninterest income	331	452	437	330
Noninterest expense	3,107	3,048	2,962	3,541

Income before income taxes	2,253	2,357	2,390	1,961
Income tax expense	1,058	926	1,033	869

Net income	$1,195	$1,431	$1,357	$1,092

Basic Earnings per share	$.26	$.34	$.32	$.26

Diluted Earnings per share	$.26	$.33	$.32	$.25

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

NOTE 19—PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and cash equivalents	$2,712	$5,640
Interest-bearing deposits in other financial institution	515	505
Securities available-for-sale	—	86
ESOP loan	3,047	3,555
Investment in bank subsidiary	71,423	69,572
Accrued interest receivable and other assets	96	86

Total assets	$77,793	$79,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$24	$53
Shareholders’ equity	77,769	79,391

Total liabilities and shareholders’ equity	$77,793	$79,444

CONDENSED STATEMENTS OF INCOME

For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Income
Dividends from subsidiary	$5,000	$—	$—
ESOP loan	195	228	255
Deposits in other financial institutions	112	150	366
Other income	18	—	1

Total income	5,325	378	622
Other Expenses
Other operating expense	252	212	321

Income before income taxes and equity in undistributed earnings of bank subsidiary	5,073	166	301
Income taxes	28	68	69

Income before equity in undistributed earnings of bank subsidiary	5,045	98	232
Equity in undistributed earnings of bank subsidiary	(238)	4,977	3,869

Net income	$4,807	$5,075	$4,101

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, 2004, and 2003

(Amounts in thousands, except share and per share data)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities
Net income	$4,807	$5,075	$4,101
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	238	(4,977)	(3,869)
Realized gain on sales of securities available-for-sale, net	(18)	—	—
Change in other assets and liabilities	63	205	325

Net cash from operating activities	5,090	303	557
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	71	—	—
Increase in other interest-bearing deposits	(9)	(5)	(500)
Purchase of securities	—	(35)	(19)

Net cash from investing activities	62	(40)	(519)
Cash flows from financing activities
Capital contribution to the Bank	(157)	(158)	(97)
ESOP loan payments	508	1,015	—
Purchase of treasury stock	(6,201)	(10,059)	(8,118)
Dividends paid	(2,230)	(1,827)	(1,269)

Net cash from financing activities	(8,080)	(11,029)	(9,484)

Net change in cash and cash equivalents	(2,928)	(10,766)	(9,446)
Beginning cash and cash equivalents	5,640	16,406	25,852

Ending cash and cash equivalents	$2,712	$5,640	$16,406

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No disclosure is required under this Item.

Item 9A. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2005, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2005, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, the annual report of management on the effectiveness of internal control over financial reporting and the attestation report there on issued by our registered public accounting firm are set forth below under “Management’s Report on Internal Control over Financial Reporting” and “Report of the Independent Registered Public Accounting firm.”

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers. The information concerning directors of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year. Information concerning the executive officers of the Company who are not directors is incorporated herein by reference from Part I of this Form 10K under the caption “Executive Officers of the Registrant Who Are Not Directors.”

Audit Committee Financial Expert. Information concerning the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2006, except for information contained under the heading “Report of the Audit Committee,” a copy of which is filed not later than 120 days after the close of the fiscal year.

Code of Ethics. The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics applies to all of the Company’s directors, officers and employees. A copy of the Company’s Code of Ethics was filed with the SEC as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31,2004. You may obtain a copy of the Code of Ethics free of charge from the Company by writing to the Corporate Secretary of the Company, 610 Bay Boulevard, Chula Vista, California 91910 or by calling (619) 691-9741. These documents are also available in the corporate governance section of the Company’s website at www.firstpactrustbancorp.com/corporate governance.

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

Item 11. Executive Compensation

The information concerning executive compensation required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders, except for information contained under the headings “Compensation Committee report on Executive Compensation, “Shareholder Return Performance Presentation” and “Report of the Audit Committee,” a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	690,300	$17.98	30,300	(1)
Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 20,500 shares available for future grants under First PacTrust Bancorp, Inc’s stock option plan and 9,800 shares available for future grants under First PacTrust Bancorp, Inc’s recognition and retention plan.

Item 13. Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services

(a)	Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 2006 (excluding the information contained and the heading of “Report of the Audit/Compliance Committee”). A copy of such will be filed no later than 120 days after December 31, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data

(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

10.2	Severance Agreement with Melanie Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

10.7	Named Executive Officers Salary and Bonus Arrangements for 2006 and Director Fee Arrangements for 2006.	10.7

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Chizek and Company LLP	23.0

24.0	Power of Attorney, included in signature pages	24.0

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.0	Section 1350 of The Sarbanes-Oxley Act Certification	32

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.
**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31,2005.

(b)	Exhibits—Included, see list in (a)(3).

(c)	Financial Statement Schedules—None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: March 9, 2006	By:	/s/ HANS R. GANZ
Hans R. Ganz, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ HANS R. GANZ Hans R. Ganz, President, Chief Executive Officer and Director	/s/ ALVIN L. MAJORS Alvin L. Majors, Chairman of the Board

/s/ FRANCIS P. BURKE Francis P. Burke, Director	/s/ KENNETH SCHOLZ Kenneth Scholz, Director

/s/ DONALD PURDY Donald Purdy, Director	/s/ DONALD WHITACRE Donald Whitacre, Director

/s/ REGAN GALLAGHER Regan Gallagher, Senior Vice President/Controller (Principal Financial and Accounting Officer)