Form 10-Q
period 2006-03-31
FIRST PACTRUST BANCORP INC
filed 2006-05-10
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

FIRST PACTRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

000-49806

(Commission File Number)

Maryland

(State of incorporation)

04-3639825

(IRS Employer Identification No.)

610 Bay Boulevard, Chula Vista, California

(Address of Principal Executive Offices)

91910

(ZIP Code)

(619) 691-1519

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer; an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of May 8, 2006 the Registrant had 4,408,377 outstanding shares of common stock.

FIRST PACTRUST BANCORP, INC.

Form 10-Q Quarterly Report

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. First PacTrust Bancorp, Inc. (the Company) and Pacific Trust Bank (the Bank) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, as amended, and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company and the Bank, are generally identifiable by use of the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The ability of the Company and the Bank to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company, the Bank, and the Bank’s wholly owned subsidiaries include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Bank’s market area; and impact of new accounting pronouncements. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Cash and due from banks	$5,507	$6,240
Federal funds sold	3,515	1,270
Interest-bearing deposits	7,162	6,363

Total cash and cash equivalents	16,184	13,873
Interest-bearing deposit in other financial institution	1,512	1,507
Securities available-for-sale	13,829	14,012
Federal Home Loan Bank stock, at cost	8,623	8,523
Loans receivable, net of allowance of $4,760 at March 31, 2006 and $4,691 at December 31, 2005	707,994	688,497
Accrued interest receivable	3,209	2,968
Premises and equipment, net	5,073	5,180
Bank owned life insurance investment	15,849	15,675
Other assets	5,124	4,942

Total assets	$777,397	$755,177

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$16,337	$16,706
Interest-bearing	508,646	491,450

Total deposits	524,983	508,156
Advances from Federal Home Loan Bank	170,400	164,200
Accrued expenses and other liabilities	3,423	5,052

Total liabilities	698,806	677,408
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	64,565	66,127
Retained earnings	40,471	39,962
Treasury stock, at cost (March 31, 2006- 1,035,338 shares, December 31, 2005- 1,035,338 shares)	(23,300)	(23,293)
Unearned Employee Stock Ownership Plan shares (March 31, 2006- 243,340 shares, December 31, 2005- 253,920 shares)	(2,920)	(3,047)
Unearned employee stock award shares	—	(1,866)
Accumulated other comprehensive loss	(279)	(168)

Total shareholders’ equity	78,591	77,769

Total liabilities and shareholders’ equity	$777,397	$755,177

See accompanying notes to consolidated financial statements.

3.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income

(In thousands of dollars except share data)

(Unaudited)

	Three months ended March 31,
	2006	2005
Interest and dividend income
Loans, including fees	$10,002	$8,092
Securities	157	153
Dividends and other interest-earning assets	150	40

Total interest income	10,309	8,285
Interest expense
Deposits	3,999	2,477
Federal Home Loan Bank advances	1,561	995

Total interest expense	5,560	3,472

Net interest income	4,749	4,813
Provision/(reduction) for loan losses	71	80

Net interest income after provision for loan losses	4,678	4,733
Noninterest income
Customer service fees	328	299
Mortgage loan prepayment penalties	28	53
Income from bank owned life insurance	154	129
Other income	4	5

Total noninterest income	514	486
Noninterest expense
Salaries and employee benefits	1,853	1,918
Occupancy and equipment	466	455
Advertising	104	116
Professional fees	184	106
Stationary, supplies, and postage	110	96
Data processing	215	211
ATM costs	121	117
Operating loss on equity investment	98	99
Other general and administrative	290	291

Total noninterest expense	3,441	3,409

Income before income taxes	1,751	1,810
Income tax expense	639	661

Net income	$1,112	$1,149

Comprehensive income	$1,001	$1,020

Earnings per share
Basic	$.27	$.27

Diluted	$.27	.26

See accompanying notes to consolidated financial statements.

4.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,112	$1,149
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization on securities	(5)	5
Provision for loan losses	71	80
Depreciation and amortization	124	125
Federal Home Loan Bank stock dividends	(100)	—
Bank owned life insurance income	(154)	(129)
Employee stock ownership plan compensation expense	300	283
Stock award compensation expense	100	181
Stock option compensation expense	31	—
Operating Loss on Equity Investment	98	99
Deferred income tax (benefit)/expense	(118)	(126)
Net change in:
Deferred loan fees	11	(80)
Accrued interest receivable	(241)	(649)
Other Assets	(64)	(116)
Accrued interest payable and other liabilities	(644)	(861)

Net cash provided by operating activities	521	(39)
CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and principal collections, net	(19,579)	(5,917)
Increase in other interest bearing deposits	(5)	—
Purchase of Federal Home Loan Bank stock	—	(303)
Redemption of Federal Home Loan Bank stock	—	216
Purchase of securities available-for-sale	—	(4,316)
Funding of equity investment	(1,031)	—
Purchase of bank owned life insurance investment	—	(15,000)
Additions to premises and equipment	(17)	(112)

Net cash provided by investing activities	(20,632)	(25,432)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	16,827	17,101
Net change in Federal Home Loan Bank open line	16,200	19,000
Repayments of Federal Home Loan Bank advances	(10,000)	(10,000)
Purchase of treasury stock	(30)	—
Exercise of stock options	23	—
Tax benefits from exercise of stock options	5	—
Dividends paid on common stock	(603)	(544)

Net cash provided by financing activities	22,422	25,557

Net change in cash and cash equivalents	2,311	86

Cash and cash equivalents at beginning of period	13,873	12,315

Cash and cash equivalents at end of period	$16,184	$12,401

See accompanying notes to consolidated financial statements.

5.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2005	$54	$65,281	$37,385	$(17,180)	$(3,555)	$(2,594)	$—	$79,391
Comprehensive income:
Net income	—	—	4,807	—	—	—	—	4,807
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(168)	(168)

Total comprehensive income								4,639
Forfeiture and retirement of Stock	—	103	—	—	—	—	—	103
Options exercised	—	—	—	88	—	—	—	88
Stock awards earned	—	—	—	—	—	728	—	728
Purchase of 239,238 shares of treasury stock	—	—	—	(6,201)	—	—	—	(6,201)
Employee stock ownership plan shares earned	—	622	—	—	508	—	—	1,130
Tax Benefits of RRP Shares Vesting	—	121	—	—	—	—	—	121
Dividends declared ($.53 per share)	—	—	(2,230)	—	—	—	—	(2,230)

Balance at December 31, 2005	$54	$66,127	$39,962	$(23,293)	$(3,047)	$(1,866)	$(168)	$77,769

Comprehensive income:
Net income	—	—	1,112	—	—	—	—	1,112
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(111)	(111)

Total comprehensive income								1,001
Options exercised	—	—	—	23	—	—	—	23
Stock option comp expense	—	31	—	—	—	—	—	31
Purchase of 1,000 shares of treasury stock	—	—	—	(30)	—	—	—	(30)
Employee stock ownership plan shares earned	—	173	—	—	127	—	—	300
Dividends declared ($.145 per share)	—	—	(603)	—	—	—	—	(603)
Transferred to APIC (stock awards)	—	(1,866)	—	—	—	1,866	—	—

Balance at March 31, 2006	$54	$64,565	$40,471	$(23,300)	$(2,920)	$—	$(279)	$78,591

See accompanying notes to consolidated financial statements.

6.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(table amounts in thousands of dollars)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) as of March 31, 2006 and December 31, 2005 and for the three month periods ended March 31, 2006 and March 31, 2005. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The December 31, 2005 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the disclosures required by U.S. generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2006. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Summary of Significant Accounting Policies

Nature of Operations: The only business of the Company is the ownership of Pacific Trust Bank (“the Bank”). The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (FHLB) system, and maintains insurance on deposit accounts with the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation. The Bank is engaged in the business of retail banking, with operations conducted through its main office and eight branches located in San Diego and Riverside counties.

The accounting and reporting polices of the Company are based upon U.S. generally accepted accounting principles and conform to predominant practices within the banking industry.

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

7.

Note 4 – Employee Stock Compensation

Stock Options

SOP Plan: A Stock Option Plan (“SOP”) provides for issue of options to directors, officers, and employees. The Company adopted the SOP in April of 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. As of March 31, 2006 the Company has 503,500 options outstanding of which 1,000 were exercised during the three months ended March 31, 2006. No options were granted or forfeited during the three months ended March 31, 2006.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) the Company accounted for stock option grants in accordance with APB Opinion No. 25, “ Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock grants.

Under the modified prospective approach unvested awards, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share based payments granted prior to, but not yet vested as of March 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to March 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard. For those options currently awarded that will vest after January 1, 2006, (the effective date of SFAS 123R) the Company expects to incur compensation expense in the amount of approximately $125,000, $146,000 and $78,000 for the years ended 2006, 2007 and 2008, respectively.

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock option compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 9%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

As a result of adopting SFAS 123(R) on March 31, 2006, the Company’s income before taxes, net income and diluted earnings per share for the three months ended March 31, 2006, were $1.7 million, $1.1 million, and $0.01 lower, respectively, than if the Company had continued to account for stock-based compensation under APB opinion No.25 for stock option grants.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to adoption of SFAS 123(R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS 123(R), for the three months ended March 31, 2006, the Company revised the condensed consolidated statements of cash flows presentation to report the tax benefits from the exercise of stock options as financing cash flows. For the three months ended March 31, 2006, $5,000 of tax benefits were reported as financing cash flows rather than operating cash flows.

Net cash proceeds from the exercise of stock options were $23,000 for the three months ended March 31, 2006. The actual income tax benefit realized from the stock option exercises is $5,000 for the same period.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three months ended March 31, 2005 (in thousands, except per share amounts).

The Company applies Accounting Principles Board (APB) Opinion 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost had been recognized at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts in the table below. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period.

8.

March 31, 2005 Three Months Ended
Net income as reported	$1,149
Pro forma net income	1,126
Earnings per share as reported
Basic	.27
Diluted	.26
Pro forma earnings per share
Basic	.27
Diluted	.25

At March 31, 2006, there was $339,000 of unrecognized compensation cost related to stock option awards which is expected to be recognized over a weighted-average period of 2.8 years.

The following table represents stock option activity for the three months ended March 31, 2006 and March 31, 2005:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	504,500	$18.36	488,500	$17.99
Granted	—	—	24,000	26.45
Exercised	(1,000)	17.19	—	—
Forfeited or expired	—	—	—	—

Outstanding at end of period	503,500	$18.37	512,500	$18.38

Options exercisable at end of period	174,990		77,690

Weighted-average fair value of options granted during period	$—		$2.47

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the first quarter of 2006 and 2005 was $12,310 and $0, respectively. At March 31, 2006, the intrinsic value of options that were exercisable and outstanding were $2.1 million and $5.9 million, respectively. The Company recorded $31,277 in stock compensation expense during the three months ended March 31, 2006 to salaries and employee benefits. There were no options granted or modified during the three month period ended March 31, 2006.

The following table represents the shares that were granted and outstanding as of March 31, 2006:

	Jan 25 2005	April 21 2004	May 14 2004
Date of grant
Options granted	24,000	101,050	5,000
Estimated fair value of stock options granted	$2.47	$1.58	$2.02
Assumptions used:
Risk-free interest rate	3.71%	3.52%	3.92%
Expected option life	5 years	5 years	5 years
Expected stock price volatility	5.34%	4.93%	5.71%
Dividend yield	1.87%	2.07%	2.01%

9.

Options outstanding at March 31, 2006 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17 - $22	479,500	7.28	17.96	170,190	17.68
$22 - $27	24,000	8.82	26.45	4,800	26.45

Outstanding at year end	503,500			174,990

Restricted Stock

RRP Plan: A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Pursuant to its 2003 stock-based incentive plan, the Company awarded 213,800 shares of restricted stock during 2003, 2004 and 2005 of which 12,000 shares were forfeited in 2004. These shares vest over a five year period. Compensation expense for restricted stock awards totaled approximately $100,000 for three months ended March 31, 2006 and $181,000 for the three months ended March 31, 2005.

The plans, described in Note 13 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period the remaining restrictions lapse (generally one to five years). The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest and then amortized over the vesting period.

SFAS 123R requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 6%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

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

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Net income as reported (in thousands)	$1,112	$1,149
Weighted average common shares outstanding	4,061,343	4,213,905

Basic earnings per share	$.27	$.27

Earnings per share assuming dilution
Net income available to common shareholders	$1,112	$1,149

Weighted average common shares outstanding	4,061,343	4,213,905
Dilutive effect of stock options	94,953	94,328
Dilutive effect of restricted stock awards	19,707	26,329

Average common shares and dilutive potential common shares	4,176,003	4,334,562

Diluted earnings per share	$.27	$.26

10.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at March 31, 2006 to its financial condition at December 31, 2005 and the results of operations for the three month period ended March 31, 2006 to the same period in 2005. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

The Company’s total assets increased by $22.2 million, or 2.9%, to $777.4 million at March 31, 2006 from $755.2 million at December 31, 2005. The increase primarily reflected the growth in the balance of loans receivable in the amount of $19.5 million and a $2.3 million increase in cash and cash equivalents.

Net loans receivable increased by $19.5 million, or 2.8%, to $708.0 million at March 31, 2006 from $688.5 million at December 31, 2005. The increase in loans resulted primarily from loan originations exceeding repayments during the period. The loan growth primarily consisted of multi family loans increasing $7.0 million and the Company’s new Green account loan product increasing $6.9 million. The Green account is America’s first fully-transactional flexible mortgage account. Growth in this product is expected to continue.

Securities classified as available-for-sale decreased by $183,000, or 1.3%, to $13.8 million at March 31, 2006 from $14.0 million at December 31, 2005. This decrease was primarily due to the change in the market value of agency securities.

Total deposits increased by $16.8 million, or 3.3%, to $525.0 million at March 31, 2006 from $508.2 million at December 31, 2005. The increase primarily reflected growth in money market accounts and savings accounts resulting from increased marketing efforts and competitive pricing during the first quarter. Money market accounts increased $20.5 million, or 16.6%, to $144.1 million. Savings accounts increased $1.2 million, or 2.1%, to $58.2 million. Certificate of deposits decreased $4.6 million to $242.2 million at March 31, 2006 from $246.8 million at December 31, 2005 primarily due to customers moving funds from certificates of deposits into the Company’s rate sensitive indexed money market product.

Federal Home Loan Bank advances increased $6.2 million, or 3.8%, to $170.4 million at March 31, 2006 from $164.2 million at December 31, 2005. This was primarily due to increased FHLB overnight borrowings used to fund the increased loan originations. The Company interchanges the use of deposits and borrowings to fund assets depending on various factors including liquidity and asset/liability management strategies.

Equity increased $822,000 to $78.6 million at March 31, 2006 from $77.8 million at December 31, 2005. The net increase resulted primarily from the net income of $1.1 million, ESOP shares earned of $300,000 and stock awards earned of $100,000. Equity was decreased by the payment of dividends of $603,000.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

General. Net income for the three months ended March 31, 2006 was $1.1 million, reflecting a slight decrease from last year of $37,000, or 3.2%. The decrease in net income resulted from the fluctuations described below.

Interest income. Interest income increased by $2.0 million, or 24.4%, to $10.3 million for the three months ended March 31, 2006 from $8.3 million for the three months ended March 31, 2005. The primary factor for the increase in interest income was an increase in the average balance of loans receivable of $63.6 million, or 10.0%, from $636.2 million for the three months ended March 31, 2005 to $699.8 million for the quarter ended March 31, 2006. The increase was primarily the result of loan originations exceeding repayments during the period. In addition, the average yield on loans receivable increased 63 basis points from 5.09% for the three months ended March 31, 2005 to 5.72% for the three months ended March 31, 2006.

11.

Interest income on other interest-earning assets increased $110,000 to $150,000 for the three months ended March 31, 2006 from $40,000 for the three months ended March 31, 2005 primarily due to FHLB stock dividends recorded in the first quarter of 2006.

Interest income on securities increased by $4,000 to $157,000 for the three months ended March 31, 2006 from $153,000 for the three months ended March 31, 2005. The average yield on the securities portfolio was 4.39% for the three months ended March 31, 2006 compared to 4.62% for the same period in 2005.

Interest Expense. Interest expense increased $2.1 million or 60.1%, to $5.6 million for the three months ended March 31, 2006. Interest expense on deposits increased $1.5 million, or 61.5%, to $4.0 million for the three months ended March 31, 2006 from $2.5 million for the same period in 2005. This resulted from a 100 basis point increase in the Company’s cost of funds due to an increase in short term interest rates as well as a $52.2 million increase in the average balance of deposits from $445.9 million for the three months ended March 31, 2005 to $498.1 million for the three months ended March 31, 2006. The average balance of deposits increased as a result of continued competitive pricing and marketing efforts. Interest expense on Federal Home Loan Bank advances increased $566,000, or 56.9%, to $1.6 million for the three months ended March 31, 2006 from $995,000 for the three months ended March 31, 2005 primarily due to a $21.5 million increase in the average balance of FHLB advances which were used to fund loan demand as well as an increase in the rates paid on the advances. During the period ended March 31, 2006 the average rate paid on FHLB advances increased 99 basis points from the same period ended March 31, 2005.

Net Interest Income. As a result of the factors mentioned above, net interest income before provision for loan losses decreased $64,000, or 1.3%, to $4.7 million for the three months ended March 31, 2006 from $4.8 million for the three months ended March 31, 2005. Due to the continued flattening of the yield curve, the Company’s margins have significantly tightened with the net interest spread decreasing 32 basis points to 2.32%, and the net interest margin decreasing 30 basis points to 2.59%.

Provision for Loan Losses. Provisions of $71,000 and $80,000 were made for the three months ended March 31, 2006 and 2005 respectively. Although loans increased during the first quarter of 2006 compared to the first quarter of the prior year, the provision decreased by $9,000 due to continued low levels of charge-offs, adjustments made for current peer ratios as well as changes in other economic factors affecting the loan loss calculation.

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

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding was .67% at March 31, 2006 and .71% for the same period in 2005. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2006 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $28,000, or 5.8% to $514,000 for the three months ended March 31, 2006 from $486,000 for the three months ended March 31, 2005 primarily due to increased customer service fees.

Noninterest Expense. Noninterest expense increased $32,000, or 0.9%, to $3.4 million for the three months ended March 31, 2006. This increase was primarily the result of a $78,000 increase in professional fees, a $14,000 increase in stationary, supplies and postage, and an $11,000 increase in occupancy and equipment expenses. Additionally, salaries and employee benefits decreased $65,000 or 3.4%, to $1.9 million for the three months ended March 31, 2006.

12.

Total professional fees increased $78,000, or 73.6%, to $184,000 for the three months ended March 31, 2006 from $106,000 for the three months ended March 31, 2005 primarily due to increased auditing and legal fees.

Total stationary, supplies, and postage increased $14,000, or 14.6%, to $110,000 for the three months ended March 31, 2006 from $96,000 for the three months ended March 31, 2005.

Other occupancy expenses increased $11,000 due mainly to an increase in the Company’s bond insurance coverage.

Total salaries and employee benefits decreased $65,000, primarily resulting from the adoption of FAS 123(R) in 2006. Salaries and employee benefits represented 53.9% and 56.3% of total noninterest expense for the three months ended March 31, 2006 and March 31, 2005, respectively.

Income Tax Expense. Income tax expense decreased $22,000 to $639,000 for the three months ended March 31, 2006, from $661,000 for the three months ended March 31, 2005. This decrease was primarily the result of lower pre-tax income, continued tax benefits resulting from a $4.5 million equity investment in a tax credit fund made in the fourth quarter of 2004 as well as a $15.0 million BOLI investment made during the first quarter of 2005. The effective tax rate was 36.5% for both periods ending March 31, 2006 and 2005, respectively.

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

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base and provide funds for its lending activities and to enhance its interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At March 31, 2006, the total approved loan origination commitments outstanding amounted to $15.8 million. At the same date, unused lines of credit were $35.6 million and outstanding letters of credit totaled $223,000. There were no securities scheduled to mature in one year or less at March 31, 2006. Certificates of deposit scheduled to mature in one year or less at March 31, 2006, totaled $153.0 million. Although the average cost of deposits has increased throughout 2006, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at March 31, 2006 to borrow an additional $93.8 million from the Federal Home Loan Bank of San Francisco as well as $1.0 million from Pacific Coast Bankers Bank as a funding source to meet commitments and for liquidity purposes. The Bank has Federal Home Loan Bank advances of $48.0 million maturing within the next 12 months.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $72.9 million at March 31, 2006, or 9.4% of total assets on that date. As of March 31, 2006, the Bank exceeded all capital requirements of the Office of Thrift

13.

Supervision. The Bank’s regulatory capital ratios at March 31, 2006 were as follows: core capital 9.42%; Tier 1 risk-based capital, 14.30%; and total risk-based capital, 15.23%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

Impact of Inflation

The unaudited consolidated financial statements presented herein have been prepared in accordance with U.S. generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

The Company’s primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities structures of the Company’s assets and liabilities are critical to the maintenance of acceptable performance levels.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. Increases in interest rates would be expected to have a negative impact on the Bank’s operating results. As of December 31, 2005, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 2% increase in interest rates was a decrease of 186 basis points and would result in a $16.5 million decrease in the NPV of the Bank. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2005, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. On December 31, 2005, the yield on the three-month Treasury bill was 3.89%. The net portfolio value analysis was unable to produce results for the minus 300 basis point scenario for the quarter ended December 31, 2005.

14.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$62,280	(27,572)	(31)%	8.51%	(318	)bp
+ 200 bp	73,356	(16,495)	(18)%	9.83%	(186	)bp
+ 100 bp	82,539	(7,313)	(8)%	10.89%	(80	)bp
0 bp	89,852	—	—	11.69%	0	bp
- 100 bp	95,214	5,362	6%	12.25%	56	bp
- 200 bp	97,113	7,261	8%	12.41%	72	bp

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

15.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”) as of March 31, 2006 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
01/1/06-01/31/06	—	—	—	87,162
02/1/06-02/28/06	—	—	—	87,162
03/1/06-03/31/06	1,000	29.90	1,000	86,162

On 5/24/05, a buyback totaling 225,000 shares was authorized by the Company’s board of directors to be conducted at prevailing market prices. As of March 31, 2006, 86,162 may still be purchased under this authorization.

16.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

(a) None

(b) None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

10.2	Severance Agreement with Melanie Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

10.7	Named Executive Officers Salary and Bonus Arrangements for 2005 and Director Fee Arrangements for 2005.	****

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Chizek and Company LLP	****

24.0	Power of Attorney, included in signature pages	****

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.0	Section 1350 Certification – Chief Executive Officer and Chief Financial Officer	32

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.

**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

(b)	Exhibits – Included, see list in (a)(3).

(c)	Financial Statement Schedules - None

17.

****	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

(b)	Exhibits – Included, see list in (a)(3).

(c)	Financial Statement Schedules - None

18.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: May 10, 2006	/s/ Hans R. Ganz
Hans R. Ganz
President and Chief Executive Officer

Date: May 10, 2006	/s/ Regan Lauer
Regan Lauer
Senior Vice President/ Controller
(Principal Financial and Accounting Officer)

19.