Form 10-Q
period 2006-06-30
FIRST PACTRUST BANCORP INC
filed 2006-08-02
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 2, 2006 the Registrant had 4,398,941 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$5,966	$6,240
Federal funds sold	285	1,270
Interest-bearing deposits	6,973	6,363

Total cash and cash equivalents	13,224	13,873
Interest-bearing deposit in other financial institution	992	1,507
Securities available-for-sale	13,707	14,012
Federal Home Loan Bank stock, at cost	9,804	8,523
Loans receivable, net of allowance of $4,869 at June 30, 2006 and $4,691 at December 31, 2005	754,853	688,497
Accrued interest receivable	3,533	2,968
Premises and equipment, net	5,054	5,180
Bank owned life insurance investment	16,011	15,675
Other assets	5,036	4,942

Total assets	$822,214	$755,177

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$14,763	$16,706
Interest-bearing	524,280	491,450

Total deposits	539,043	508,156
Advances from Federal Home Loan Bank	199,800	164,200
Accrued expenses and other liabilities	4,012	5,052

Total liabilities	742,855	677,408
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	65,138	66,127
Retained earnings	40,951	39,962
Treasury stock, at cost (June 30, 2006 - 1,046,059 shares, December 31, 2005 - 1,035,338 shares)	(23,638)	(23,293)
Unearned Employee Stock Ownership Plan shares (June 30, 2006- 232,760 shares, December 31, 2005 - 253,920 shares)	(2,793)	(3,047)
Unearned employee stock award shares	—	(1,866)
Accumulated other comprehensive loss	(353)	(168)

Total shareholders’ equity	79,359	77,769

Total liabilities and shareholders’ equity	$822,214	$755,177

See accompanying notes to consolidated financial statements.

3.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income

(In thousands of dollars except share data)

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$20,972	$16,397	$10,970	$8,305
Securities	314	310	157	157
Dividends and other interest-earning assets	313	159	163	119

Total interest income	21,599	16,866	11,290	8,581
Interest expense
Deposits	8,570	5,274	4,571	2,797
Federal Home Loan Bank advances	3,495	2,047	1,934	1,052

Total interest expense	12,065	7,321	6,505	3,849

Net interest income	9,534	9,545	4,785	4,732
Provision for loan losses	183	252	112	172

Net interest income after provision for loan losses	9,351	9,293	4,673	4,560
Noninterest income
Customer service fees	662	621	334	322
Mortgage loan prepayment penalties	88	100	60	47
Income from bank owned life insurance	316	316	162	187
Other income	9	16	5	11

Total noninterest income	1,075	1,053	561	567
Noninterest expense
Salaries and employee benefits	3,809	3,789	1,956	1,871
Occupancy and equipment	885	949	419	494
Advertising	202	217	98	101
Professional fees	228	283	44	177
Stationary, supplies, and postage	211	202	101	106
Data processing	436	423	221	212
ATM costs	257	245	136	128
Operating loss on equity investment	197	197	99	99
Other general and administrative	739	574	449	282

Total noninterest expense	6,964	6,879	3,523	3,470

Income before income taxes	3,462	3,467	1,711	1,657
Income tax expense	1,228	1,247	589	586

Net income	$2,234	$2,220	$1,122	$1,071

Comprehensive income	$2,049	$2,221	$1,048	$1,201

Earnings per share
Basic	$.55	$.53	$.28	$.26

Diluted	$.53	$.52	.27	.25

See accompanying notes to consolidated financial statements.

4.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,234	$2,220
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization on securities	(10)	(10)
Provision for loan losses	183	252
Depreciation and amortization	241	251
Federal Home Loan Bank stock dividends	(206)	(159)
Bank owned life insurance income	(316)	(316)
Employee stock ownership plan compensation expense	608	547
Stock award/option expense	332	362
Operating loss on equity investment	197	197
Deferred income tax (benefit)/expense	(210)	(75)
Net change in:
Deferred loan fees	44	(381)
Accrued interest receivable	(565)	(411)
Other Assets	116	(162)
Accrued interest payable and other liabilities	(70)	(858)

Net cash provided by operating activities	2,578	1,457
CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and principal collections, net	(66,583)	(16,030)
Purchase of Loans	—	(22,057)
Net change in other interest bearing deposits	515	(1)
Purchase of Federal Home Loan Bank stock	(1,075)	(616)
Redemption of Federal Home Loan Bank stock	—	216
Purchase of securities available-for-sale	—	(4,316)
Proceeds from maturities and principal repayment of securities available-for-sale	1	1
Funding of equity investment	(1,077)	(852)
Purchase of bank owned life insurance investment	—	(15,000)
Additions to premises and equipment	(115)	(287)

Net cash provided by investing activities	(68,334)	(58,942)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	30,887	24,140
Net change in Federal Home Loan Bank open line	45,600	46,700
Repayments of Federal Home Loan Bank advances	(10,000)	(10,000)
Purchase of treasury stock	(435)	(2,503)
Exercise of stock options	91	18
Tax benefits from exercise of stock options	19	3
Tax benefit from RRP shares vesting	190	—
Dividends paid on common stock	(1,245)	(1,096)

Net cash provided by financing activities	65,107	57,262

Net change in cash and cash equivalents	(649)	(223)

Cash and cash equivalents at beginning of period	13,873	12,315

Cash and cash equivalents at end of period	$13,224	$12,092

See accompanying notes to consolidated financial statements.

5.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2005	$54	$65,281	$37,385	$(17,180)	$(3,555)	$(2,594)	$—	$79,391
Comprehensive income:
Net income	—	—	4,807	—	—	—	—	4,807
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(168)	(168)

Total comprehensive income								4,639
Forfeiture and retirement of Stock	—	103	—	—	—	—	—	103
Options exercised	—	—	—	88	—	—	—	88
Stock awards earned	—	—	—	—	—	728	—	728
Purchase of 239,238 shares of treasury stock	—	—	—	(6,201)	—	—	—	(6,201)
Employee stock ownership plan shares earned	—	622	—	—	508	—	—	1,130
Tax Benefits of RRP Shares Vesting	—	121	—	—	—	—	—	121
Dividends declared ($.53 per share)	—	—	(2,230)	—	—	—	—	(2,230)

Balance at December 31, 2005	$54	$66,127	$39,962	$(23,293)	$(3,047)	$(1,866)	$(168)	$77,769

Comprehensive income:
Net income	—	—	2,234	—	—	—	—	2,234
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(185)	(185)

Total comprehensive income								2,049
Options exercised	—	1	—	90	—	—	—	91
Stock option comp expense	—	62	—	—	—	—	—	62
Stock awards earned	—	270	—	—	—	—	—	270
Purchase of 14,721 shares of treasury stock	—	—	—	(435)	—	—	—	(435)
Employee stock ownership plan shares earned	—	354	—	—	254	—	—	608
Tax Benefits of RRP Shares Vesting	—	190	—	—	—	—	—	190
Dividends declared ($.30 per share)	—	—	(1,245)	—	—	—	—	(1,245)
Transferred to APIC (stock awards)	—	(1,866)	—	—	—	1,866	—	—

Balance at June 30, 2006	$54	$65,138	$40,951	$(23,638)	$(2,793)	$—	$(353)	$79,359

See accompanying notes to consolidated financial statements.

6.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(table amounts in thousands of dollars)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) as of June 30, 2006 and December 31, 2005 and for the three and six- month periods ended June 30, 2006 and June 30, 2005. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. Dividends on allocated and/or unearned shares first reduces accrued interest and secondly principal.

7.

Note 4 – Employee Stock Compensation

Stock Options

SOP Plan: A Stock Option Plan (“SOP”) provides for issue of options to directors, officers, and employees. The Company adopted the SOP in April of 2003 under the terms of which up to 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period beginning on their one year anniversary after the date of grant. The options expire ten years from the date of grant. As of June 30, 2006 the Company had 500,500 options outstanding, after 4,000 options were exercised during the six months ended June 30, 2006. No options were granted or forfeited during the six months ended June 30, 2006.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) the Company accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock grants.

Under the modified prospective approach unvested awards, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123(R). Compensation cost recognized in the first six months of 2006 includes compensation cost for all share based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123(R), and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard. For those options currently awarded that will vest after January 1, 2006, (the effective date of SFAS 123(R) the Company expects to incur compensation expense in the amount of approximately $63,000 for the remainder of 2006 and $146,000, $78,000, $20,000 and $1,000 for the years ended 2007, 2008, 2009 and 2010, respectively.

SFAS 123(R) requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock option compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 9%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s diluted earnings per share was $0.01 lower than if the Company had continued to account for stock-based compensation under APB opinion No. 25 for stock option grants. For the six months ended June 30, 2006 there was no change in the Company’s diluted earnings per share. The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to adoption of SFAS 123(R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS 123(R), for the six months ended June 30, 2006, the Company revised the condensed consolidated statements of cash flows presentation to report the tax benefits from the exercise of stock options as financing cash flows. For the six months ended June 30, 2006 and 2005, $19,000 and $3,000 of tax benefits were reported as financing cash flows rather than operating cash flows. Net cash proceeds from the exercise of stock options were $67,000 and $91,000 for the three and six month periods ended June 30, 2006, respectively.

The following table illustrates the effect on operating results and per share information had the company accounted for stock-based compensation in accordance with SFAS 123(R) for the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	June 30, 2005 Three Months Ended	June 30, 2005 Six Months Ended
Net income as reported	$1,071	$2,220
Pro forma net income	1,047	2,173
Earnings per share as reported
Basic	.26	.53
Diluted	.25	.52
Pro forma earnings per share
Basic	.25	.52
Diluted	.24	.49

8.

At June 30, 2006, there was $308,000 of unrecognized compensation cost related to stock option awards which is expected to be recognized over a weighted-average period of 2.6 years.

The following table represents stock option activity for the six months ended June 30, 2006 and June 30, 2005:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	504,500	$18.36	488,500	$17.99
Granted	—	—	24,000	26.45
Exercised	(4,000)	18.11	(1,000)	17.19
Forfeited or expired	—	—	—	—

Outstanding at end of period	500,500	$18.37	511,500	$18.39

Options exercisable at end of period	266,490		172,190

Weighted-average fair value of options granted during period	$—		$2.47

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the three month periods ended June 30, 2006 and 2005 was $31,000 and $8,000 respectively. The intrinsic value of options exercised during the six month periods ended June 30, 2006 and 2005 was $42,000 and $8,000, respectively. At June 30, 2006 the intrinsic value of options that were exercisable and outstanding were $2.8, million and $5.1 million, respectively. The Company recorded $63,000 in stock compensation expense as salary and employee benefits expense during the six months ended June 30, 2006. There were no options granted or modified during the six month period ended June 30, 2006.

Options outstanding at June 30, 2006 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17 - $22	476,500	7.03	17.96	261,690	17.75
$22 - $27	24,000	8.60	26.45	4,800	26.45

Outstanding at year end	500,500			266,490

Restricted Stock

RRP Plan: A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Pursuant to its 2003 stock-based incentive plan, the Company awarded 213,800 shares of restricted stock during 2003, 2004 and 2005, of which 12,000 shares were forfeited in 2004. No shares have been forfeited in 2005 or 2006. These

9.

shares vest over a five year period. Compensation expense for restricted stock awards totaled approximately $270,000 for the six months ended June 30, 2006 and $362,000 for the six months ended June 30, 2005.

As described in Note 13 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until the restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to five years). The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest and then amortized over the vesting period.

SFAS 123(R) requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 6%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

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

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported (in thousands)	$1,122	$2,234	$1,071	$2,220
Weighted average common shares outstanding	4,076,149	4,068,787	4,161,726	4,187,671

Basic earnings per share	$.28	$.55	$.26	$.53

Earnings per share assuming dilution
Net income available to common shareholders	$1,122	$2,234	$1,071	$2,220

Weighted average common shares outstanding	4,076,149	4,068,787	4,161,726	4,187,671
Dilutive effect of stock options	98,125	96,202	83,653	87,087
Dilutive effect of restricted stock awards	19,374	20,116	22,202	24,029

Average common shares and dilutive potential common shares	4,193,647	4,185,105	4,267,581	4,298,787

Diluted earnings per share	$.27	$.53	$.25	$.52

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at June 30, 2006 to its financial condition at December 31, 2005 and the results of operations for the three month and six month periods ended June 30, 2006 to the same periods in 2005. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

10.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

The Company’s total assets increased by $67.0 million, or 8.9%, to $822.2 million at June 30, 2006 from $755.2 million at December 31, 2005. The increase primarily reflected the growth in the balance of loans receivable in the amount of $66.4 million and a $1.3 million increase in FHLB stock.

Net loans receivable increased by $66.4 million, or 9.6%, to $754.9 million at June 30, 2006 from $688.5 million at December 31, 2005. The increase in loans resulted primarily from loan originations exceeding repayments during the period. The loan growth is primarily attributable to the Company’s new Green account loan product increasing $29.6 million, land loans increasing $12.4 million, 1-4 dwelling unit loans increasing $10.5 million and commercial real estate loans increasing $8.7 million. The Green account is America’s first fully-transactional flexible mortgage account, and growth in this product is expected to continue.

Securities classified as available-for-sale decreased by $305,000, or 2.2%, to $13.7 million at June 30, 2006 from $14.0 million at December 31, 2005. This decrease was primarily due to the change in the market value of agency securities as a result of increasing interest rates.

Total deposits increased by $30.9 million, or 6.1%, to $539.0 million at June 30, 2006 from $508.2 million at December 31, 2005. Deposits increased as a result of continued competitive pricing and marketing efforts and primarily reflected growth in money market accounts and certificate of deposit accounts. Money market accounts increased $42.4 million, or 34.3%, to $165.9 million, primarily in the Company’s indexed money market account due to very favorable rate terms. Certificate of deposit accounts increased $2.0 million, or 1.0%, to $248.8 million. NOW accounts decreased $8.5 million or 13.4% and savings accounts decreased $3.0 million or 5.2% due to customers shifting their funds into higher yielding products of the Company.

Federal Home Loan Bank advances increased $35.6 million, or 21.7%, to $199.8 million at June 30, 2006 from $164.2 million at December 31, 2005. This was primarily due to increased FHLB overnight borrowings used to fund significant loan growth during the period. The Company interchanges the use of deposits and borrowings to fund assets depending on various factors including liquidity and asset/liability management strategies.

Equity increased $1.6 million to $79.4 million at June 30, 2006 from $77.8 million at December 31, 2005. The net increase resulted primarily from net income of $2.2 million, ESOP shares earned of $608,000, stock awards earned of $270,000, and the tax benefit of vested stock awards of $190,000. Equity was decreased primarily by the payment of dividends of $1.2 million and the purchase of treasury stock of $435,000.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005

General. Net income for the six months ended June 30, 2006 was $2.2 million, reflecting a $14,000, or 0.6% increase over last year’s period. The increase in net income resulted from the fluctuations described below.

Interest income. Interest income increased by $4.7 million, or 28.1%, to $21.6 million for the six months ended June 30, 2006 from $16.9 million for the six months ended June 30, 2005. The primary factor for the increase in interest income was an increase in the average balance of loans receivable of $78.0 million, or 12.2%, from $639.5 million for the six months ended June 30, 2005 to $717.5 million for the six months ended June 30, 2006. The increase was primarily the result of loan originations exceeding repayments during the period. In addition, the average yield on loans receivable increased 72 basis points from 5.13% for the six months ended June 30, 2005 to 5.85% for the six months ended June 30, 2006 reflecting the overall increase in interest rates during the period.

Interest income on other interest-earning assets increased $154,000 to $313,000 for the six months ended June 30, 2006 from $159,000 for the six months ended June 30, 2005 primarily due to increased FHLB stock dividends resulting from an increase in Federal Home Loan Bank stock and higher dividend rates paid in 2006.

Interest income on securities increased by $4,000 to $314,000 for the six months ended June 30, 2006 from $310,000 for the six months ended June 30, 2005. The average yield on the securities portfolio was 4.39% for the six months ended June 30, 2006 compared to 4.52% for the same period in 2005.

Interest Expense. Interest expense increased $4.7 million or 64.8%, to $12.1 million for the six months ended June 30, 2006. Interest expense on deposits increased $3.3 million, or 62.5%, to $8.6 million for the six months ended June 30, 2006 from $5.3 million for the same period in 2005. This resulted from a 108 basis point increase in the Company’s cost of funds due to an increase in short term interest rates as well as a $55.7 million increase in the average balance of deposits from $449.9 million for the six months ended June 30, 2005 to $505.6 million for the six months ended June 30, 2006. The

11.

average balance of deposits increased as a result of continued competitive pricing and marketing efforts. Interest expense on Federal Home Loan Bank advances increased $1.4 million, or 70.7%, to $3.5 million for the six months ended June 30, 2006 from $2.0 million for the six months ended June 30, 2005 primarily due to a $30.8 million increase in the average balance of FHLB advances, which were used to fund loan demand, as well as an increase in the rates paid on the advances. During the period ended June 30, 2006 the average rate paid on FHLB advances increased 113 basis points from the same period ended June 30, 2005.

Net Interest Income. As a result of the factors mentioned above, net interest income before provision for loan losses decreased $11,000, or 0.1%, to $9.5 million for the six months ended June 30, 2006 from $9.5 million for the six months ended June 30, 2005. Due to the continued flattening of the yield curve, the Company’s margins have significantly tightened with the net interest spread decreasing 36 basis points to 2.24%, and the net interest margin decreasing 31 basis points to 2.54%.

Provision for Loan Losses. Provisions of $183,000 and $252,000 were made for the six months ended June 30, 2006 and 2005 respectively. Although loans increased during the first six months of 2006 compared to the first six months of the prior year, the provision decreased by $69,000 due to continued low levels of charge-offs, adjustments made for current peer ratios as well as changes in other economic factors affecting the loan loss analysis. The allowance for loan losses as a percentage of loans outstanding was .64% at June 30, 2006 compared to .70% at June 30, 2005.

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

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2006 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $22,000, or 2.1% to $1.1 million for the six months ended June 30, primarily due primarily to increased customer service fees.

Noninterest Expense. Noninterest expense increased $85,000, or 1.2%, to $7.0 million for the six months ended June 30, 2006. This increase was primarily the result of a $165,000 increase in other general and administrative expenses and a $20,000 increase in salaries and employee benefit expenses. Additionally, occupancy expenses decreased $64,000 and professional fees decreased $55,000.

Total other general and administrative expenses increased $165,000, or 28.8%, to $739,000 for the six months ended June 30, 2006 from $574,000 for the six months ended June 30, 2005 primarily due to increased debit card billing of $158,000 and fraud losses of $33,000 resulting from international debit card fraud. The Company does not expect these losses to continue and expects the billing expenses to decrease to previous levels as a result of a new debit card fraud monitoring program that the Company is implementing.

Salaries and employee benefits expenses increased $20,000, or 0.5% to $3.8 million for the six months ended June 30, 2006 primarily due to compensation expense recorded as a result of the adoption of FAS 123(R) in 2006.

Occupancy expenses decreased $64,000, or 6.7% to $885,000 for the six months ended June 30, 2006 from $949,000 for the six months ended June 30, 2005 primarily due to various building improvements and repairs completed in 2005.

12.

Professional fees decreased $55,000, or 19.4%, to $228,000 for the six months ended June 30, 2006 from $283,000 for the six months ended June 30, 2005 primarily due to increased legal fees incurred in 2005 associated with the development of the Green Account loan product.

Income Tax Expense. Income tax expense decreased $19,000 to $1.2 million for the six months ended June 30, 2006. This decrease was primarily the result of lower pre-tax income, continued tax benefits resulting from a $4.5 million equity investment made in a tax credit fund as well as a $15.0 million BOLI investment. The effective tax rate was 35.5% and 36.0% for periods ending June 30, 2006 and 2005, respectively.

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

General. Net income for the three months ended June 30, 2006 was $1.1 million, reflecting an increase over last year’s income for the three month period of $51,000, or 4.8%. The increase in net income resulted from the fluctuations described below.

Interest income. Interest income increased by $2.7 million, or 31.6%, to $11.3 million for the three months ended June 30, 2006 from $8.6 million for the three months ended June 30, 2005. The primary factor for the increase in interest income was an increase in the average balance of loans receivable of $91.3 million, or 14.2%, from $641.5 million for the three months ended June 30, 2005 to $732.8 million for the quarter ended June 30, 2006. The increase was primarily the result of loan originations exceeding repayments during the period. In addition, the average yield on loans receivable increased 81 basis points from 5.18% for the three months ended June 30, 2005 to 5.99% for the three months ended June 30, 2006.

Interest income on other interest-earning assets increased $44,000 to $163,000 for the three months ended June 30, 2006 from $119,000 for the three months ended June 30, 2005 primarily due to increased FHLB stock dividends resulting from an increase in the FHLB stock balance as well as higher dividend rates paid in 2006.

Interest income on securities for the three months ended June 30, 2006 and for the three months ended June 30, 2005 remained equal at $157,000. The average yield on the securities portfolio was 4.39% for the three months ended June 30, 2006 compared to 4.38% for the same period in 2005.

Interest Expense. Interest expense increased $2.7 million or 69.0%, to $6.5 million for the three months ended June 30, 2006. Interest expense on deposits increased $1.8 million, or 63.4%, to $4.6 million for the three months ended June 30, 2006 from $2.8 million for the same period in 2005. This resulted from a 116 basis point increase in the Company’s cost of funds due to an increase in short term interest rates as well as a $58.4 million increase in the average balance of deposits from $455.4 million for the three months ended June 30, 2005 to $513.8 million for the three months ended June 30, 2006. The average balance of deposits increased as a result of continued competitive pricing and marketing efforts. Interest expense on Federal Home Loan Bank advances increased $882,000, or 83.8%, to $1.9 million for the three months ended June 30, 2006 from $1.1 million for the three months ended June 30, 2005 primarily due to a $38.9 million increase in the average balance of FHLB advances which were used to fund loan demand, as well as an increase in the rates paid on the advances. During the period ended June 30, 2006 the average rate paid on FHLB advances increased 129 basis points from the same period ended June 30, 2005.

Net Interest Income. As a result of the factors mentioned above, net interest income before provision for loan losses increased $53,000, or 1.1%, to $4.8 million for the three months ended June 30, 2006 from $4.7 million for the three months ended June 30, 2005. Due to the continued flattening of the yield curve, the Company’s margins have significantly tightened with the net interest spread decreasing 40 basis points to 2.16%, and the net interest margin decreasing 31 basis points to 2.50%.

Provision for Loan Losses. Provisions of $112,000 and $172,000 were made for the three months ended June 30, 2006 and 2005, respectively. Although loans increased during the second quarter of 2006 compared to the second quarter of the prior year, the provision decreased by $60,000 due to continued low levels of charge-offs, adjustments made for current peer ratios as well as changes in other economic factors affecting the loan loss calculation.

Noninterest Income. Noninterest income decreased $6,000, or 1.1% to $561,000 for the three months ended June 30, 2006 from $567,000 for the three months ended June 30, 2005 primarily due to decreased BOLI investment income.

Noninterest Expense. Noninterest expense increased $53,000, or 1.5%, to $3.5 million for the three months ended June 30, 2006. This increase was primarily the result of a $167,000 increase in other general and administrative expenses and a $85,000 increase in salaries and employee benefits. Additionally, professional fees decreased $133,000 and occupancy expenses decreased $75,000 for the three months ended June 30, 2006.

13.

Total other general and administrative expenses increased $167,000, or 59.2%, to $449,000 for the three months ended June 30, 2006 from $282,000 for the three months ended June 30, 2005 primarily due to increased debit card billing of $105,000 and fraud losses of $33,000 resulting from increased international debit card fraud. The Company does not expect these losses to continue and expects the billing expenses to decrease to previous levels as a result of a new debit card fraud monitoring program that the Company is implementing.

Total salaries and employee benefits increased $85,000, or 4.5%, to $2.0 million for the three months ended June 30, 2006 from $1.9 million for the three months ended June 30, 2005. The increase was primarily due to a $36,000 increase in employee stock ownership compensation expenses and an $11,000 increase in stock award expenses both due to an increase in the market value of the Company’s stock. Additionally, stock option plan expenses increased $31,000 resulting from the adoption of FAS 123(R) in 2006. Salaries and employee benefits represented 55.5% and 53.9% of total noninterest expense for the three months ended June 30, 2006 and June 30, 2005, respectively.

Professional fees decreased $133,000, or 75.1%, to $44,000 for the three months ended June 30, 2006 from $177,000 for the three months ended June 30, 2005. The decrease was primarily due to higher auditing fees incurred in 2005 as a result of compliance with Sarbanes-Oxley legislation as well as higher legal fees associated with the development of the Green Account loan product in 2005.

Occupancy expenses decreased $75,000 primarily due to various building improvements and repairs completed in 2005.

Income Tax Expense. Income tax expense increased $3,000 to $589,000 for the three months ended June 30, 2006, from $586,000 for the three months ended June 30, 2005. This increase was primarily the result of higher pre-tax income, continued tax benefits resulting from a $4.5 million equity investment in a tax credit fund as well continued tax benefits received from a $15.0 million BOLI investment. The effective tax rate was 34.4% and 35.4% for periods ending June 30, 2006 and 2005, respectively.

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

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At June 30, 2006, the total approved loan origination commitments outstanding amounted to $13.9 million. At the same date, unused lines of credit were $40.0 million and outstanding letters of credit totaled $223,000. There were no securities scheduled to mature in one year or less at June 30, 2006. Certificates of deposit scheduled to mature in one year or less at June 30, 2006, totaled $177.6 million. Although the average cost of deposits has increased throughout 2006, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at June 30, 2006 to borrow an additional $72.1 million from the Federal Home Loan Bank of San Francisco as well as $1.0 million from Pacific Coast Bankers Bank as a funding source to meet commitments and for liquidity purposes. The Bank has Federal Home Loan Bank advances of $178.8 million maturing within the next 12 months.

14.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $74.7 million at June 30, 2006, or 9.1% of total assets on that date. As of June 30, 2006, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank’s regulatory capital ratios at June 30, 2006 were as follows: core capital 9.12%; Tier 1 risk-based capital, 13.40%; and total risk-based capital, 14.27%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

Impact of Inflation

The unaudited consolidated financial statements presented herein have been prepared in accordance with U. S. generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. Increases in interest rates would be expected to have a negative impact on the Bank’s operating results. As of March 31, 2006, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 2% increase in interest rates was a decrease of 202 basis points and would result in a $18.3 million decrease in the NPV of the Bank. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2006, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and

15.

300 basis points. The net portfolio value analysis was unable to produce results for the minus 300 basis point scenario for the quarter ended March 31, 2006.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$61,894	(30,562)	(33)%	8.22%	(346	)bp
+ 200 bp	74,195	(18,260)	(20)%	9.66%	(202	)bp
+ 100 bp	84,081	(8,374)	(9)%	10.77%	(91	)bp
0 bp	92,455	—	—	11.68%	0bp
- 100 bp	98,377	5,922	6%	12.29%	61bp
- 200 bp	101,441	8,986	10%	12.58%	90bp

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

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2006 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company intends to continually review and evaluate the design and effectiveness of it’s disclosure controls and procedures and to improve controls and procedures over time and to correct any deficiencies that may be discovered in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While the Company believes that the present design of it’s disclosure controls and procedures is effective to achieve this goal, future events affecting the Company’s business may cause modifications of disclosure controls and procedures.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

16.

ITEM 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended June 30, 2006 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
04/1/06-04/30/06	1,285	29.58	1,285	84,877
05/1/06-05/31/06	12,436	29.56	12,436	0
06/1/06-06/30/06	—	—	—	0

As of 5/25/06, the buyback plan totaling 225,000 shares that was authorized by the Company’s board of directors on May 24, 2005 expired. A total of 152,559 shares were purchased under this authorized buyback plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

(a)	None

(b)	None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

10.2	Severance Agreement with Melanie Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

10.7	Named Executive Officers Salary and Bonus Arrangements for 2005 and Director Fee Arrangements for 2005.	****

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

17.

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Chizek and Company LLP	****

24.0	Power of Attorney, included in signature pages	****

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.0	Section 1350 Certification – Chief Executive Officer and Chief Financial Officer	32

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.

**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

(b)	Exhibits – Included, see list in (a)(3).

(c)	Financial Statement Schedules - None

****	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

(a)	Exhibits – Included, see list in (a)(3).

(b)	Financial Statement Schedules - None

18.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: August 2, 2006	/s/ Hans R. Ganz
Hans R. Ganz
President and Chief Executive Officer

Date: August 2, 2006	/s/ Regan Lauer
Regan Lauer
Senior Vice President/ Controller
(Principal Financial and Accounting Officer)

19.