Form 10-Q
period 2006-09-30
FIRST PACTRUST BANCORP INC
filed 2006-11-07
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 7, 2006 the Registrant had 4,409,741 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$7,592	$6,240
Federal funds sold	1,250	1,270
Interest-bearing deposits	6,057	6,363

Total cash and cash equivalents	14,899	13,873
Interest-bearing deposit in other financial institution	992	1,507
Securities available-for-sale	13,998	14,012
Federal Home Loan Bank stock, at cost	9,922	8,523
Loans receivable, net of allowance of $4,788 at September 30, 2006 and $4,691 at December 31, 2005	744,037	688,497
Accrued interest receivable	3,578	2,968
Premises and equipment, net	4,978	5,180
Bank owned life insurance investment	16,175	15,675
Other assets	4,905	4,942

Total assets	$813,484	$755,177

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$14,930	$16,706
Interest-bearing	538,118	491,450

Total deposits	553,048	508,156
Advances from Federal Home Loan Bank	174,500	164,200
Accrued expenses and other liabilities	5,215	5,052

Total liabilities	732,763	677,408
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	65,500	66,127
Retained earnings	41,542	39,962
Treasury stock, at cost (September 30, 2006 - 1,041,059 shares, December 31, 2005 - 1,035,338 shares)	(23,525)	(23,293)
Unearned Employee Stock Ownership Plan shares (September 30, 2006 - 222,180 shares, December 31, 2005 - 253,920 shares)	(2,666)	(3,047)
Unearned employee stock award shares (December 31, 2005 – 103,204 shares)	—	(1,866)
Accumulated other comprehensive loss	(184)	(168)

Total shareholders’ equity	80,721	77,769

Total liabilities and shareholders’ equity	$813,484	$755,177

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income

(In thousands of dollars except share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$11,672	$8,807	$32,644	$25,204
Securities	156	157	470	467
Dividends and other interest-earning assets	184	212	497	371

Total interest income	12,012	9,176	33,611	26,042
Interest expense
Deposits	5,308	3,220	13,878	8,494
Federal Home Loan Bank advances	2,059	1,242	5,554	3,289

Total interest expense	7,367	4,462	19,432	11,783

Net interest income	4,645	4,714	14,179	14,259
Provision (benefit) for loan losses	(83)	(44)	100	208

Net interest income after provision for loan losses	4,728	4,758	14,079	14,051
Noninterest income
Customer service fees	362	311	1,024	932
Mortgage loan prepayment penalties	53	45	141	145
Income from bank owned life insurance	139	192	455	508
Other income	5	4	14	20

Total noninterest income	559	552	1,634	1,605
Noninterest expense
Salaries and employee benefits	1,864	1,834	5,673	5,623
Occupancy and equipment	444	478	1,329	1,427
Advertising	91	102	293	319
Professional fees	91	85	319	368
Stationary, supplies, and postage	125	105	336	307
Data processing	215	220	651	643
ATM costs	129	127	386	372
Operating loss on equity investment	79	99	276	297
Other general and administrative	354	245	1,093	818

Total noninterest expense	3,392	3,295	10,356	10,174

Income before income taxes	1,895	2,015	5,357	5,482
Income tax expense	640	661	1,868	1,908

Net income	$1,255	$1,354	$3,489	$3,574

Comprehensive income	$1,424	$1,209	$3,473	$3,429

Earnings per share
Basic	$.31	$.33	$.86	$.86

Diluted	$.30	$.32	$.83	$.84

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,489	$3,574
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization on securities	(15)	(15)
Provision for loan losses	100	208
Depreciation and amortization	352	378
Federal Home Loan Bank stock dividends	(324)	(243)
Bank owned life insurance income	(455)	(508)
Employee stock ownership plan compensation expense	909	826
Stock award/option expense	535	542
Operating loss on equity investment	276	297
Gain/Loss on sale of property & equipment	24	—
Deferred income tax (benefit)/expense	(185)	(70)
Net change in:
Deferred loan fees	(226)	(550)
Accrued interest receivable	(610)	(459)
Other Assets	222	(140)
Accrued interest payable and other liabilities	929	162

Net cash provided by operating activities	5,021	4,002
CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and principal collections, net	(55,414)	(18,030)
Purchase of Loans	—	(22,057)
Net change in other interest bearing deposits	515	989
Purchase of Federal Home Loan Bank stock	(1,075)	(615)
Redemption of Federal Home Loan Bank stock	—	216
Purchase of securities available-for-sale	—	(4,316)
Proceeds from maturities and principal repayment of securities available-for-sale	1	3
Funding of equity investment	(1,104)	(852)
Purchase of bank owned life insurance investment	—	(15,000)
Additions to premises and equipment	(174)	(383)

Net cash provided by investing activities	(57,251)	(60,045)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	44,892	40,057
Net change in Federal Home Loan Bank open line	15,300	34,500
Proceeds from Federal Home Loan Bank advances	10,000	—
Repayments of Federal Home Loan Bank advances	(15,000)	(11,000)
Purchase of treasury stock	(435)	(5,880)
Exercise of stock options	189	41
Tax benefits from exercise of stock options	29	3
Tax benefit from RRP shares vesting	190	118
Dividends paid on common stock	(1,909)	(1,652)

Net cash provided by financing activities	53,256	56,187

Net change in cash and cash equivalents	1,026	144

Cash and cash equivalents at beginning of period	13,873	12,315

Cash and cash equivalents at end of period	$14,899	$12,459

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2005	$54	$65,281	$37,385	$(17,180)	$(3,555)	$(2,594)	$—	$79,391
Comprehensive income:
Net income	—	—	4,807	—	—	—	—	4,807
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(168)	(168)

Total comprehensive income								4,639
Forfeiture and retirement of stock	—	103	—	—	—	—	—	103
Options exercised	—	—	—	88	—	—	—	88
Stock awards earned	—	—	—	—	—	728	—	728
Purchase of 239,238 shares of treasury stock	—	—	—	(6,201)	—	—	—	(6,201)
Employee stock ownership plan shares earned	—	622	—	—	508	—	—	1,130
Tax Benefits of RRP Shares Vesting	—	121	—	—	—	—	—	121
Dividends declared ($.53 per share)	—	—	(2,230)	—	—	—	—	(2,230)

Balance at December 31, 2005	$54	$66,127	$39,962	$(23,293)	$(3,047)	$(1,866)	$(168)	$77,769

Comprehensive income:
Net income	—	—	3,489	—	—	—	—	3,489
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(16)	(16)

Total comprehensive income								3,473
Options exercised	—	9	—	180	—	—	—	189
Stock option comp expense	—	94	—	—	—	—	—	94
Stock awards earned	—	441	—	—	—	—	—	441
Issuance of Stock Awards	—	(23)	—	23	—	—	—	—
Purchase of 14,721 shares of treasury stock	—	—	—	(435)	—	—	—	(435)
Employee stock ownership plan shares earned	—	528	—	—	381	—	—	909
Tax Benefits of RRP Shares Vesting	—	190	—	—	—	—	—	190
Dividends declared ($.46 per share)	—	—	(1,909)	—	—	—	—	(1,909)
Transferred to APIC (stock awards)	—	(1,866)	—	—	—	1,866	—	—

Balance at September 30, 2006	$54	$65,500	$41,542	$(23,525)	$(2,666)	$—	$(184)	$80,721

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(table amounts in thousands of dollars)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) as of September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and September 30, 2005. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Summary of Significant Accounting Policies

Nature of Operations: The only business of the Company is the ownership of Pacific Trust Bank (“the Bank”). The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (FHLB) system, and maintains insurance on deposit accounts with the Deposit Insurance Fund (DIF) of the Federal Deposit Insurance Corporation. The Bank is engaged in the business of retail banking, with operations conducted through its main office and eight branches located in San Diego and Riverside counties.

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

New Accounting Pronouncements: Effect of Newly Issued But Not Yet Effective Accounting Interpretation: In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the impact of the adoption of FIN 48, with respect to its results of operations, financial position and liquidity.

Under EITF 06-5: Accounting for Purchases of Life Insurance - Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance,” the Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The task forces agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The task force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The task force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual - life by individual life policy. The task force also noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy shall be included in the amount that could be realized under the insurance contract. The issue should be effective for fiscal years beginning after December 15, 2006, but early adoption is permitted. The Company is currently evaluation the impact of this interpretation on its financial condition and results of operations.

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

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. Dividends on allocated and/or unearned shares first reduce accrued interest and secondly principal.

Note 4 – Employee Stock Compensation

Stock Options

SOP Plan: A Stock Option Plan (“SOP”) provides for issue of options to directors, officers, and employees. The Company adopted the SOP in April of 2003 under the terms of which up to 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period beginning on their one year anniversary after the date of grant. The options expire ten years from the date of grant. As of September 30, 2006 the Company had 499,500 options outstanding, after 8,000 options were exercised during the nine months ended September 30, 2006. There were 10,000 options granted and 7,000 options forfeited during the nine months ended September 30, 2006.

The Black-Scholes option pricing valuation model was used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The following assumptions were used for those options that were granted during 2006:

Date of grant (2006)	September 12
Options granted	10,000
Estimated fair value of options granted	$4.94
Assumptions used:
Risk-free interest rate	4.71%
Expected option life	5 years
Expected stock price volatility	14.98%
Expected dividend yield	2.18%

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

Under the modified prospective approach unvested awards, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123(R). Compensation cost recognized in the first nine months of 2006 includes compensation cost for all share based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123(R), and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard. For those options currently awarded that will vest after January 1, 2006, (the effective date of SFAS 123(R) the Company expects to incur compensation expense in the amount of approximately $32,000 for the remainder of 2006 and $148,000, $80,000, $24,000 and $6,000 for the years ended 2007, 2008, 2009 and 2010, respectively.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s diluted earnings per share was $0.01 lower than if the Company had continued to account for stock-based compensation under APB opinion No. 25 for stock option grants. For the nine months ended September 30, 2006 there was no change in the Company’s diluted earnings per share. The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. Prior to adoption of SFAS 123(R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in our condensed consolidated statements of cash flows. In accordance with SFAS 123(R), for the nine months ended September 30, 2006, the Company revised the condensed consolidated statements of cash flows presentation to report the tax benefits from the exercise of stock options as financing cash flows. For the nine months ended September 30, 2006 and 2005, $29,000 and $3,000 of tax benefits were reported as financing cash flows rather than operating cash flows. Net cash proceeds from the exercise of stock options were $98,000 and $189,000 for the three and nine month periods ended September 30, 2006, respectively.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS 123(R) for the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	September 30, 2005 Three Months Ended	September 30, 2005 Nine months Ended
Net income as reported	$1,354	$3,574
Pro forma net income	1,330	3,504
Earnings per share as reported
Basic	.33	.86
Diluted	.32	.84
Pro forma earnings per share
Basic	.32	.84
Diluted	.31	.80

At September 30, 2006, there was approximately $290,000 of unrecognized compensation cost related to stock option awards which is expected to be recognized over a weighted-average period of 2.4 years.

The following table represents stock option activity for the nine months ended September 30, 2006 and September 30, 2005:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	504,500	$18.36	488,500	$17.99
Granted	10,000	28.50	24,000	26.45
Exercised	(8,000)	20.05	(2,000)	18.74
Forfeited or expired	(7,000)	23.81	(4,000)	20.29

Outstanding at end of period	499,500	$18.46	506,500	$18.37

Options exercisable at end of period	262,490		171,190

Weighted-average fair value of options granted during period	$3.17		$2.47

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of options exercised during the three month periods ended September 30, 2006 and 2005 was $26,000 and $6,000 respectively. The intrinsic value of options exercised during the nine month periods ended September 30, 2006 and 2005 was $67,000 and $14,000, respectively. At September 30, 2006 the intrinsic value of options that were exercisable and outstanding were $2.8 million and $5.0 million, respectively. The Company recorded $94,000 in stock compensation expense as salary and employee benefits expense during the nine months ended September 30, 2006.

Options outstanding at September 30, 2006 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17 - $22	469,500	6.79	17.91	257,690	17.68
$22 - $27	20,000	8.33	26.45	4,800	26.45
$28.50	10,000	10.00	28.50

Outstanding at year end	499,500			262,490

Restricted Stock

RRP Plan: A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Pursuant to its 2003 stock-based incentive plan, the Company awarded 214,800 shares of restricted stock during

2003, 2004, 2005 and 2006, of which 12,000 shares were forfeited in 2004. No shares have been forfeited in 2005 or 2006. For the nine months ended September 30, 2006, 1,000 shares were granted. These shares vest over a five year period. Compensation expense for restricted stock awards totaled approximately $441,000 for the nine months ended September 30, 2006 and $543,000 for the nine months ended September 30, 2005.

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

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine months Ended September 30, 2006	Nine months Ended September 30, 2005
Net income as reported (in thousands)	$1,255	$1,354	$3,489	$3,574
Weighted average common shares outstanding	4,092,481	4,112,679	4,076,772	4,162,399

Basic earnings per share	$.31	$.33	$.86	$.86

Earnings per share assuming dilution
Net income available to common shareholders	$1,255	$1,354	$3,489	$3,574

Weighted average common shares outstanding	4,092,481	4,112,679	4,076,772	4,162,399
Dilutive effect of stock options	94,530	90,820	96,196	88,421
Dilutive effect of restricted stock awards	16,470	21,714	18,892	22,898

Average common shares and dilutive potential common shares	4,203,481	4,225,213	4,191,860	4,273,718

Diluted earnings per share	$.30	$.32	$.83	$.84

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at September 30, 2006 to its financial condition at December 31, 2005 and the results of operations for the three month and nine month periods ended September 30, 2006 to the same periods in 2005. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

The Company’s total assets increased by $58.3 million, or 7.7%, to $813.5 million at September 30, 2006 from $755.2 million at December 31, 2005. The increase primarily reflected the growth in the balance of loans receivable in the amount of $55.5 million.

Net loans receivable increased by $55.5 million, or 8.1%, to $744.0 million at September 30, 2006 from $688.5 million at December 31, 2005. The increase in loans resulted primarily from loan originations exceeding repayments during the period. The loan growth was primarily attributable to the Company’s new Green account loan product increasing $45.4 million, land loans increasing $12.5 million, commercial real estate loans increasing $10.3 million and construction loans increasing $8.6 million. The Green account is America’s first fully-transactional flexible mortgage account, and growth in this product is expected to continue. Additionally, real estate mortgage loans decreased $13.2 million, multi-family loans decreased $6.4 million, home equity loans decreased $1.5 million and consumer loans decreased $200,000 during the nine months ended September 30, 2006.

Securities classified as available-for-sale of $14.0 million at September 30, 2006 was consistent with that at September 30, 2005.

Total deposits increased by $44.9 million, or 8.8%, to $553.0 million at September 30, 2006 from $508.2 million at December 31, 2005. Deposits increased as a result of continued competitive pricing and marketing efforts and primarily reflected growth in money market accounts and certificate of deposit accounts. Money market accounts increased $43.3 million, or 35.1%, to $166.9 million, primarily in the Company’s indexed money market account due to competitive rate terms. Certificate of deposit accounts increased $28.6 million, or 11.6%, to $275.4 million. NOW accounts decreased $15.3 million or 23.8% and savings accounts decreased $10.0 million or 17.5% due to customers shifting their funds into higher yielding products of the Company.

Federal Home Loan Bank advances increased $10.3 million or 6.3%, to $174.5 million at September 30, 2006 from $164.2 million at December 31, 2005. This was primarily due to increased FHLB overnight borrowings used to fund loan growth during the period. The Company interchanges the use of deposits and borrowings to fund assets depending on various factors including liquidity and asset/liability management strategies.

Equity increased $2.9 million to $80.7 million at September 30, 2006 from $77.8 million at December 31, 2005. The net increase resulted primarily from net income of $3.5 million, ESOP shares earned of $909,000, stock awards earned of $441,000, the exercise of stock options of $189,000 and the tax benefit of vested stock awards of $190,000. Equity was decreased primarily by the payment of dividends of $1.9 million and the purchase of treasury stock of $435,000.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

General. Net income for the nine months ended September 30, 2006 was $3.5 million, reflecting a $85,000, or 2.4% decrease over last year’s period. The decrease in net income resulted from the fluctuations described below.

Interest income. Interest income increased by $7.6 million, or 29.1%, to $33.6 million for the nine months ended September 30, 2006 from $26.0 million for the nine months ended September 30, 2005. The primary factor for the increase in interest income was an increase in the average balance of loans receivable of $79.3 million, or 12.2%, from $647.4 million for the nine months ended September 30, 2005 to $726.6 million for the nine months ended September 30, 2006. The increase was primarily the result of loan originations exceeding repayments during the period. In addition, the average yield on loans receivable increased 80 basis points from 5.19% for the nine months ended September 30, 2005 to 5.99% for the nine months ended September 30, 2006 reflecting the overall increase in interest rates during the period.

The Company has originated negatively amortizing loans since 2000 and currently has a balance of $85.7 million at September 30, 2006. Capitalized interest recognized in earnings that resulted from negative amortization within the portfolio totaled $1.2 million or 3.8% of loan interest income for the nine month period ended September 30, 2006 and $289,000 or 1.2% of loan interest income for the nine month period ended September 30, 2005. The Company has mitigated the risks associated with the negatively amortizing loans by using conservative underwriting standards as evidenced by experiencing no losses related to these loans.

Interest income on other interest-earning assets increased $126,000 to $497,000 for the nine months ended September 30, 2006 from $371,000 for the nine months ended September 30, 2005 primarily due to increased FHLB stock dividends resulting from an increase in Federal Home Loan Bank stock and higher dividend rates paid in 2006.

Interest income on securities of $470,000 for the nine months ended September 30, 2006 remains consistent with the same period from the prior year. The average yield on the securities portfolio was 4.38% for the nine months ended September 30, 2006 compared to 4.48% for the same period in 2005.

Interest Expense. Interest expense increased $7.6 million or 64.9%, to $19.4 million for the nine months ended September 30, 2006. Interest expense on deposits increased $5.4 million, or 63.4%, to $13.9 million for the nine months ended September 30, 2006 from $8.5 million for the same period in 2005. This resulted from a 115 basis point increase in the Company’s cost of funds due to an increase in short term interest rates as well as a $57.6 million increase in the average balance of deposits from $456.5 million for the nine months ended September 30, 2005 to $514.1 million for the nine months ended September 30, 2006. The average balance of deposits increased as a result of continued competitive pricing and marketing efforts. Interest expense on Federal Home Loan Bank advances increased $2.3 million, or 68.9%, to $5.6 million for the nine months ended September 30, 2006 from $3.3 million for the nine months ended September 30, 2005 partially due to a $28.8 million increase in the average balance of FHLB advances, which were used to fund loan demand, as well as an increase in the rates paid on the advances. During the period ended September 30, 2006 the average rate paid on FHLB advances increased 121 basis points from the same period ended September 30, 2005.

Net Interest Income. As a result of the factors mentioned above, net interest income before provision for loan losses decreased $80,000, or 0.6%, to $14.2 million for the nine months ended September 30, 2006 from $14.3 million for the nine months ended September 30, 2005. Due to the continued flattening of the yield curve, the Company’s margins have significantly tightened with the net interest spread decreasing 36 basis points to 2.19%, and the net interest margin decreasing 31 basis points to 2.49%.

Provision for Loan Losses. Provisions of $100,000 and $208,000 were made for the nine months ended September 30, 2006 and 2005 respectively. Although loans increased during the first nine months of 2006 compared to the first nine months of the prior year, the provision decreased by $108,000 due to continued low levels of charge-offs, adjustments made for current peer ratios and changes in other economic factors affecting the loan loss analysis. The allowance for loan losses as a percentage of loans outstanding was .64% at September 30, 2006 compared to .69% at September 30, 2005.

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

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2006 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $29,000, or 1.8% to $1.6 million for the nine months ended September 30, 2006 primarily due to increased customer service fees of $92,000. During the third quarter of 2006, the Company adjusted various customer service fees resulting in increased income. Additionally, BOLI income decreased $53,000 to $455,000 for the nine months ended September 30, 2006 from $508,000 for the same period ended September 30, 2005 due to market conditions related to the interest rate environment.

Noninterest Expense. Noninterest expense increased $182,000, or 1.8%, to $10.4 million for the nine months ended September 30, 2006. This increase was primarily the result of a $275,000 increase in other general and administrative expenses and a $50,000 increase in salaries and employee benefit expenses. Additionally, occupancy expenses decreased $98,000 and professional fees decreased $49,000.

Total other general and administrative expenses increased $275,000, or 33.6%, to $1.1 million for the nine months ended September 30, 2006 from $818,000 for the nine months ended September 30, 2005 primarily due to increased debit card servicing fees of $173,000 and debit card fraud losses of $58,000 resulting from international debit card fraud during the prior quarter. The Company does not expect these fees to continue and has implemented a new debit card fraud monitoring program that has already significantly reduced these costs effective in August, 2006.

Salaries and employee benefits expenses increased $50,000, or 0.9% to $5.7 million for the nine months ended September 30, 2006 primarily due to increased ESOP compensation expense resulting from an increase in the market value of the Company’s stock price during the period. Total salaries and benefit expenses represented 54.8% and 55.3% of total noninterest expense for the nine months ended September 30, 2006 and September 30, 2005, respectively.

Occupancy expenses decreased $98,000, or 6.9% to $1.3 million for the nine months ended September 30, 2006 from $1.4 million for the nine months ended September 30, 2005 primarily due to various building improvements and repairs completed in 2005.

Professional fees decreased $49,000, or 13.3%, to $319,000 for the nine months ended September 30, 2006 from $368,000 for the nine months ended September 30, 2005 primarily due to increased legal fees incurred in 2005 associated with the development of the Green Account loan product.

Income Tax Expense. Income tax expense decreased $40,000 to $1.9 million for the nine months ended September 30, 2006. This decrease was primarily the result of lower pre-tax income. The effective tax rate was 34.9% and 34.8% for periods ending September 30, 2006 and 2005, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

General. Net income for the three months ended September 30, 2006 was $1.3 million, reflecting a $99,000, or 7.3% decrease from last year’s income for the three month period. The decrease in net income resulted from the fluctuations described below.

Interest income. Interest income increased by $2.8 million, or 30.9%, to $12.0 million for the three months ended September 30, 2006 from $9.2 million for the three months ended September 30, 2005. The primary factor for the increase in interest income was an increase in the average balance of loans receivable of $83.5 million, or 12.5%, from $666.1 million for the three months ended September 30, 2005 to $749.6 million for the quarter ended September 30, 2006. The increase was primarily the result of loan originations exceeding repayments during the period. In addition, the average yield on loans receivable increased 94 basis points from 5.29% for the three months ended September 30, 2005 to 6.23% for the three months ended September 30, 2006.

The Company has originated negatively amortizing loans since 2000 and currently has a balance of $85.7 million at September 30, 2006. Capitalized interest recognized in earnings that resulted from negative amortization within the portfolio totaled $478,000 or 4.1% of loan interest income for the three month period ended September 30, 2006 and $162,000 or 1.9% of loan interest income for the three month period ended September 30, 2005. The Company has mitigated the risks associated with the negatively amortizing loans by using conservative underwriting standards as evidenced by experiencing no losses related to these loans.

Interest income on other interest-earning assets decreased $28,000 to $184,000 for the three months ended September 30, 2006 from $212,000 for the three months ended September 30, 2005 primarily due to the timing of the receipt of the FHLB dividends in 2005.

Interest income on securities for the three months ended September 30, 2006 of $156,000 was consistent with the three months ended September 30, 2005. The average yield on the securities portfolio was 4.36% for the three months ended September 30, 2006 compared to 4.38% for the same period in 2005.

Interest Expense. Interest expense increased $2.9 million or 65.1%, to $7.4 million for the three months ended September 30, 2006. Interest expense on deposits increased $2.1 million, or 64.8%, to $5.3 million for the three months ended September 30, 2006 from $3.2 million for the same period in 2005. This resulted from a 128 basis point increase in the Company’s cost of funds due to an increase in short term interest rates as well as a $62.8 million increase in the average balance of deposits from $468.7 million for the three months ended September 30, 2005 to $531.4 million for the three months ended September 30, 2006. The average balance of deposits increased as a result of continued competitive pricing and marketing efforts. Interest expense on Federal Home Loan Bank advances increased $817,000, or 65.8%, to $2.1 million for the three months ended September 30, 2006 from $1.2 million for the three months ended September 30, 2005. This was partially due to a $25.1 million increase in the average balance of FHLB advances which were used to fund loan demand, as well as an increase in the rates paid on the advances. During the period ended September 30, 2006 the average rate paid on FHLB advances increased 134 basis points to 4.41% from 3.07% from the same period ended September 30, 2005.

Net Interest Income. As a result of the factors mentioned above, net interest income before provision for loan losses decreased $69,000, or 1.5%, to $4.6 million for the three months ended September 30, 2006 from $4.7 million for the three months ended September 30, 2005. Due to the continued flattening of the yield curve, the Company’s margins have significantly tightened with the net interest spread decreasing 36 basis points to 2.04%, and the net interest margin decreasing 32 basis points to 2.38%.

Provision for Loan Losses. An $83,000 and a $44,000 provision reduction were made for the three months ended September 30, 2006 and 2005, respectively. Although loans increased during the third quarter of 2006 compared to the third quarter of the prior year, the provision for loan losses was reduced by $39,000 due to loan balances declining during the third quarter of the current year, continued low levels of charge-offs, a decrease in watch list loans, and adjustments made for current peer ratios as well as changes in other economic factors affecting the loan loss calculation.

Noninterest Income. Noninterest income increased $7,000, or 1.3% to $559,000 for the three months ended September 30, 2006 from $552,000 for the three months ended September 30, 2005 primarily due to increase in customer service fees. During the third quarter of 2006, the Company adjusted various customer service fees resulting in increased income. Additionally, BOLI income decreased $53,000 to $139,000 for the three months ended September 30, 2006 from $192,000 for the same period ended September 30, 2005 due to market conditions related to the interest rate environment.

Noninterest Expense. Noninterest expense increased $97,000, or 2.9%, to $3.4 million for the three months ended September 30, 2006. This increase was primarily the result of a $109,000 increase in other general and administrative expenses and a $30,000 increase in salaries and employee benefits. Additionally, occupancy and equipment expenses decreased $34,000.

Total other general and administrative expenses increased $109,000, or 44.5%, to $354,000 for the three months ended September 30, 2006 from $245,000 for the three months ended September 30, 2005 primarily due to increased debit card billing of $30,000 and fraud losses of $13,000 resulting from international debit card fraud and increases in various general and administrative expenses. The Company does not expect these fees to continue and implemented a new debit card fraud monitoring program that has significantly reduced these costs beginning in August, 2006.

Total salaries and employee benefits increased $30,000, or 1.6%, to $1.9 million for the three months ended September 30, 2006 from $1.8 million for the three months ended September 30, 2005. The increase was primarily due to an increase in stock option plan expenses by $31,000 resulting from the adoption of FAS 123(R) in 2006. Salaries and employee benefits represented 55.0% and 55.7% of total noninterest expense for the three months ended September 30, 2006 and September 30, 2005, respectively.

Occupancy expenses decreased $34,000, or 7.1% to $444,000 primarily due to various building improvements and repairs completed in 2005.

Income Tax Expense. Income tax expense decreased $21,000 to $640,000 for the three months ended September 30, 2006, from $661,000 for the three months ended September 30, 2005. This decrease was primarily the result of lower pre-tax income. The effective tax rate was 33.8% and 32.8% for periods ending September 30, 2006 and 2005, respectively.

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

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At September 30, 2006, the total approved loan origination commitments outstanding amounted to $11.7 million. At the same date, unused lines of credit were $45.5 million and outstanding letters of credit totaled $73,000. There were no securities scheduled to mature in one year or less at September 30, 2006. Certificates of deposit scheduled to mature in one year or less at September 30, 2006, totaled $220.9 million. Although the average cost of deposits has increased throughout 2006, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at September 30, 2006 to borrow an additional $113.2 million from the Federal Home Loan Bank of San Francisco as well as $1.0 million from Pacific Coast Bankers Bank as a funding source to meet commitments and for liquidity purposes. The Bank has Federal Home Loan Bank advances of $144.5 million maturing within the next 12 months.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $76.6 million at September 30, 2006, or 9.4% of total assets on that date. As of September 30, 2006, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank’s regulatory capital ratios at September 30, 2006 were as follows: core capital 9.44%; Tier 1 risk-based capital, 13.68%; and total risk-based capital, 14.53%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. Increases in interest rates would be expected to have a negative impact on the Bank’s operating results. As of June 30, 2006, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 2% increase in interest rates was a decrease of 229 basis points and would result in a $21.4 million decrease in the NPV of the Bank. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2006, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. The net portfolio value analysis was unable to produce results for the minus 300 basis point scenario for the quarter ended June 30, 2006.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$57,117	(34,975)	(38)%	7.20%	(383	)bp
+ 200 bp	70,724	(21,368)	(23)%	8.74%	(229	)bp
+ 100 bp	82,077	(10,015)	(11)%	9.98%	(105	)bp
0 bp	92,092	—	—	11.03%	0	bp
- 100 bp	99,640	7,548	8%	11.79%	76	bp
- 200 bp	104,291	12,199	13%	12.24%	121	bp

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

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2006 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure is met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended September 30, 2006 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
07/1/06-07/30/06	—	—	—	0
08/1/06-08/31/06	—	—	—	0
09/1/06-09/30/06	—	—	—	0

As of 5/25/06, the buyback plan totaling 225,000 shares that was authorized by the Company’s board of directors on May 24, 2005 expired. A total of 152,559 shares were purchased under this authorized buyback plan. As of 9/30/06, a new buyback plan has not been approved by the Company’s board of directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	None

(b)	None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

10.2	Severance Agreement with Melanie Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

10.7	Named Executive Officers Salary and Bonus Arrangements for 2005 and Director Fee Arrangements for 2005.	****

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Chizek and Company LLP	****

24.0	Power of Attorney, included in signature pages	****

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.0	Section 1350 Certification – Chief Executive Officer and Chief Financial Officer	32

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.

**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

(b)	Exhibits – Included, see list in (a)(3).

(c)	Financial Statement Schedules - None

****	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

(a)	Exhibits – Included, see list in (a)(3).

(b)	Financial Statement Schedules - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: November 7, 2006	/s/ Hans R. Ganz
Hans R. Ganz
President and Chief Executive Officer

Date: November 7, 2006	/s/ Regan Lauer
Regan Lauer
Senior Vice President/ Controller
(Principal Financial and Accounting Officer)