Form 10-K
period 2006-12-31
FIRST PACTRUST BANCORP INC
filed 2007-02-28
CIK 1169770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Common Stock, par value $0.01 per share

(Title of class)

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐.    NO  ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES.    ☒  NO.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq System as of February 27, 2007, was $101.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of February 27, 2007, there were issued and outstanding 4,405,754 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during April 2007.

FIRST PACTRUST BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2006

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

The principal business consists of attracting retail deposits from the general public and investing these funds primarily in permanent loans secured by first mortgages on owner-occupied, one-to four- family residences and a variety of consumer loans. The Company also originates loans secured by multi-family and commercial real estate and, to a limited extent, commercial business loans.

The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market deposits, certificate accounts and checking accounts. The Company solicits deposits in the Company’s market area and, to a lesser extent from institutional depositors nationwide, and has accepted brokered deposits.

The principal executive offices of First PacTrust Bancorp, Inc. are located at 610 Bay Boulevard, Chula Vista, California, and its telephone number is (619) 691-1519.

The Company’s reports, proxy statements and other information the Company files with the SEC, as well as news releases, are available free of charge through the Company’s Internet site at http://www.firstpactrustbancorp.com. This information can be found on the First PacTrust Bancorp, Inc. “News” or “SEC Filings” pages of our Internet site. The annual report on Form 10K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed and furnished pursuant to Section 13(a) of the Exchange Act are available as soon as reasonably practicable after they have been filed with the SEC. Reference to the Company’s Internet address is not intended to incorporate any of the information contained on our Internet site into this document.

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

Lending Activities

General. The Company’s mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans generally are long-term and amortize on a monthly basis with principal and interest due each month. The Company also has loans in the portfolio which require only interest payments on a monthly basis or may have the potential for negative amortization. At December 31, 2006, the Company had a total of $343.0 million in interest only mortgage loans and $77.8 million in mortgage loans with potential for negative amortization. At December 31, 2006, the Company’s net loan portfolio totaled $740.0 million, which constituted 91.6% of our total assets.

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

At December 31, 2006, the maximum amount which the Company could have loaned to any one borrower and the borrower’s related entities, was approximately $12.0 million. The largest lending relationship to a single borrower or a group of related borrowers consisted of two $10.0 million construction participation loans to each of two unrelated borrowers of which a combined total of $3.6 million has yet to be disbursed. The properties securing these loans are located in Mammoth Lakes, California and Reno, Nevada. These loans were current as of December 31, 2006.

The following table presents information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate
One- to four-family	$515,891	69.46%	$559,193	80.87%	$517,564	81.90%	$496,253	84.07%	$330,579	81.41%
Commercial and multi-family	106,310	14.31	96,650	13.98	96,655	15.29	75,386	12.77	56,471	13.91
Construction	16,409	2.21	6,424	0.93	126	0.02	2,229	0.38	107	0.03

Consumer:
Home equity-real estate secured*	100,545	13.54	25,550	3.69	12,905	2.04	10,738	1.82	11,219	2.76
Automobile	589	0.08	820	0.12	1,274	0.20	2,202	0.37	3,748	0.92
Other	2,355	0.32	2,196	0.32	2,746	0.44	2,706	0.46	3,547	0.87
Commercial	611	0.08	622	0.09	681	0.11	752	0.13	415	0.10

Total loans	742,710	100.00%	691,455	100.00%	631,951	100.00%	590,266	100.00%	406,086	100.00%
Net deferred loan origination costs	2,004		1,733		1,203		1,217		599

Allowance for loan losses	(4,670)		(4,691)		(4,430)		(4,232)		(2,953)

Total loans receivable, net	$740,044		$688,497		$628,724		$587,251		$403,732

*	At 12/31/06, this total includes $87.3 million of the Company’s Green account loans, of which $84.3 million is secured by one-to-four family, $1.3 million is secured by multi-family properties and $1.7 is secured by commercial properties.

The following table shows the composition of the Company’s loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
FIXED-RATE LOANS
Real Estate
One- to four-family	$10,750	1.45%	$13,061	1.89%	$14,762	2.34%	$54,339	9.21%	$81,191	19.99%
Commercial and multi- family	67,444	9.08	47,253	6.83	33,684	5.33	3,884	0.66	6,369	1.57
Construction	—	—	—	—	—	—	—	—	—	—

Other loans
Consumer:
Automobile	546.07		721	0.10	1,003	0.16	1,727	0.29	3,189	0.79
Home equity-real estate secured	—	—	—	—	—	—	—	—	—	—
Other	381.05		369	0.05	401	0.06	725	0.12	2,207	0.54
Commercial	—	—	65	0.01	87	0.01	192	0.03	13	0.01

Total fixed-rate loans	79,121	10.65	61,469	8.88	49,937	7.90	60,867	10.31	92,969	22.90

ADJUSTABLE-RATE
Real Estate
One- to four-family	505,141	68.01	546,132	78.98	502,802	79.56	441,914	74.87	249,388	61.41
Commercial and multi- family	38,866	5.23	49,397	7.15	62,971	9.97	71,502	12.11	50,102	12.31
Construction	16,409	2.21	6,424	0.93	126	0.02	2,229	0.38	107	0.03

Other loans
Consumer:
Automobile	43.01		99	0.01	271	0.04	475	0.08	559	0.15
Home equity-real estate secured	100,545	13.54	25,550	3.70	12,905	2.04	10,738	1.82	11,219	2.77
Other	1,974.27		1,827	0.27	2,345	0.37	1,981	0.34	1,340	0.34
Commercial	611.08		557	0.08	594	0.10	560	0.09	402	0.09

Total adjustable-rate loans	663,589	89.35	629,986	91.12	582,014	92.10	529,399	89.69	313,117	77.10

Total loans	742,710	100.00%	691,455	100.00%	631,951	100.00%	590,266	100.00%	406,086	100.00%

Net deferred loan origination (fees) costs	2,004		1,733		1,203		1,217		599

Allowance for loan losses	(4,670)		(4,691)		(4,430)		(4,232)		(2,953)

Total loans receivable, net	$740,044		$688,497		$628,724		$587,251		$403,732

The following schedule illustrates the contractual maturity of the Company’s loan portfolio at December 31, 2006.

	Real Estate
	One- to Four-Family		Multi-family and Commercial and Land		Construction		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
2007(1)	$12,611	6.28%	$41,123	6.83%	$16,409	9.82%	$3,330	10.25%	$587	9.99%	$74,060	7.58%
2008	4,470	4.90	503	7.08	—	—	196	7.17	—	—	5,169	5.20
2009 and 2010	1,638	7.00	5,691	7.19	—	—	1,550	7.53	—	—	8,879	7.22
2011 to 2015	5,862	5.85	5,470	7.15	—	—	8,665	8.21	24	10.44%	20,021	7.23
2016 to 2030	24,767	6.17	19,564	6.72	—	—	89,748	6.50	—	—	134,079	6.47
2031 and following	466,543	5.78	33,959	6.65	—	—	—	—	—	—	500,502	5.84

Total	$515,891	5.81%	$106,310	6.79%	$16,409	9.82%	$103,489	6.78%	$611	10.01%	$742,710	6.18%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The following schedule illustrates the Company’s loan portfolio at December 31, 2006 as the loans reprice. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family		Multi-family and Commercial and Land		Construction		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
2007(1)	$168,463	6.56%	$63,981	6.82%	$16,409	9.82%	$23,505	8.07%	$611	10.01%	$272,969	6.95%
2008	125,357	5.13	17,431	6.44	—	—	6,124	5.81	—	—	148,912	5.31
2009 and 2010	120,458	5.39	17,272	6.86	—	—	73,632	6.45	—	—	211,362	5.88
2011 to 2015	93,135	5.92	3,753	6.80	—	—	228	9.22	—	—	97,116	5.96
2016 to 2030	8,478	5.61	3,873	7.59	—	—	—	—	—	—	12,351	6.23

Total	$515,891	5.81%	$106,310	6.79%	$16,409	9.82%	$103,489	6.78%	$611	10.01%	$742,710	6.18%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2007 which have predetermined interest rates is $38.5 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $630.2 million.

One- to Four-Family Residential Real Estate Lending. The Company focuses lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in San Diego and Riverside counties, California. At December 31, 2006, one- to four-family residential mortgage loans totaled $515.9 million, or 69.5% of our gross loan portfolio.

The Company generally underwrites one- to four-family loans based on the applicant’s income and credit history and the appraised value of the subject property. Presently, the Company lends up to 90% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, the Company generally requires private mortgage insurance in order to reduce our exposure below 80% or alternatively, a higher interest rate is charged. Properties securing our one- to four-family loans are appraised by independent fee appraisers approved by management. Generally, the Company requires borrowers to obtain title insurance, hazard insurance, and flood insurance, if necessary.

The Company currently originates one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. The Company’s pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions.

Adjustable-rate mortgage, or “ARM” loans are offered with flexible initial and periodic repricing dates, ranging from one month to seven years through the life of the loan. The Company uses a variety of indices to reprice ARM loans. During the year ended December 31, 2006, the Company originated $89.3 million of one- to four-family ARM loans with terms up to 30 years, and $12.7 million of one- to four-family fixed-rate mortgage loans with terms up to 15 years.

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

The Company also offers ARM loans which may provide for negative amortization of the principal balance. These loans have monthly interest rate adjustments after the specified introductory rate term, and annual maximum payment adjustments of 7 1/2% during the first five years of the loan. The principal balance on these loans may increase up to 110% of the original loan amount as a result of the payments not being sufficient to cover the interest due during the first five years of the loan term. These loans adjust to fully amortize after five years through contractual maturity, or upon the outstanding loan balance reaching 110% of the original loan amount with up to a 30-year term. At December 31, 2006, the Company had a total of $77.8 million of negatively amortizing loans.

In addition, the Bank currently offers interest only loans and expects originations of these loans to continue. At December 31, 2006, the Company had a total of $343.0 million of interest only loans. These loans become fully amortized after the initial fixed rate period.

In order to remain competitive in our market areas, the Company generally originates ARM loans at initial rates below the fully indexed rate. The Company’s ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Company’s cost of funds.

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s minimum monthly payment rises, increasing the potential for default. The Company has not experienced significant delinquencies in these loans. However, the majority of these loans have been originated within the past four years. See “—Asset Quality—Non-performing Assets” and “—Classified Assets.” At December 31, 2006, the Company’s one- to four-family ARM loan portfolio totaled $505.1 million, or 68.0% of our gross loan portfolio. At that date, the fixed-rate one-to four-family mortgage loan portfolio totaled $10.8 million, or 1.5% of the Company’s gross loan portfolio.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 15 years, and are generally fully amortizing, with payments due monthly.

Commercial and Multi-Family Real Estate Lending. The Company offers a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, and a limited amount of small retail establishments, hotels, motels, warehouses, and small office buildings primarily located in the Company’s market area. At December 31, 2006, multi-family, commercial and land real estate loans totaled $106.3 million or 14.3% of the Company’s gross loan portfolio.

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

Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. The Company generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state licensed fee appraisers approved by management. See “—Loan Originations, Purchases, Sales and Repayments.”

The Company generally maintains a tax or insurance escrow account for loans secured by multi-family and commercial real estate. In order to monitor the adequacy of cash flows on income-producing properties, the borrower may be requested or required to provide periodic financial information.

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. The largest multi-family or commercial real estate loan at December 31, 2006 was secured by property located in Riverside County with a principal balance of $8.5 million. At December 31, 2006, this loan was performing in accordance with the terms of the note.

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

Construction Lending. The Company has not historically originated a significant amount of construction loans. From time to time the Company does, however, purchase participations in real estate construction loans. In addition, the Company may in the future originate or purchase loans or participations in construction. At December 31, 2006, the Company had $16.4 million in construction loans outstanding, representing less than 3% of our gross loan portfolio. The Company had a commitment to fund an additional $3.6 million of construction loans at December 31, 2006.

Consumer and Other Real Estate Lending. Consumer loans generally have shorter terms to maturity or variable interest rates, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do conventional one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to the Company’s existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2006, the Company’s consumer and other loan portfolio totaled $104.1 million, or 14.0% of our gross loan portfolio. The Company offers a variety of secured consumer loans, including the Company’s “Green Account” first and second trust deed home equity loans introduced in 2005, other home equity lines of credit, new and used auto loans, boat and recreational vehicle loans, and loans secured by savings deposits. The Company also offers a limited amount of unsecured loans. The Company originates consumer and other loans primarily in its market area.

The Company’s home equity lines of credit totaled $100.5 million, and comprised 13.5% of our gross loan portfolio at December 31, 2006. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 90% of the value of the property securing the loan. Green Account home equity loans have a fifteen year draw period with interest-only payment requirements, a balloon payment requirement at the end of the Draw Period and have a maximum 80% loan to value ratio. Other home equity lines of credit have a seven or ten year draw period and require the payment of 1.0% or 1.5% of the outstanding loan balance per month (depending on the terms) during the draw period, which amount may be re-borrowed at any time during the draw period. Home equity lines of credit with a 10 year draw period have a balloon payment due at the end of the draw period. For loans with shorter term draw periods, once the draw period has lapsed, generally the payment is fixed based on the loan balance at that time. At December 31, 2006, unfunded commitments on these lines of credit totaled $49.6 million. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

Auto loans totaled $589,000 at December 31, 2006, or 0.1% of the Company’s gross loan portfolio. Auto loans may be written for up to six years and usually have fixed rates of interest. Loan-to-value ratios are up to 100% of the sales price for new autos and 100% of retail value on used autos, based on valuation from official used car guides.

Loans for recreational vehicles, including boats and planes, totaled $78,000 at December 31, 2006, or approximately 0.01% of our gross loan portfolio. The Company will finance up to 80% of the purchase price for a new recreational vehicle and 80% of the value for a used recreational vehicle, based on the applicable official used recreational vehicle guides. The term to maturity for these types of loans is up to 10 years for recreational vehicles. These loans are generally written with fixed rates of interest.

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

At December 31, 2006, commercial business loans totaled $611,000 or 0.1% of the gross loan portfolio. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. The Company may obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than more traditional single-family home loans.

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

Loan Originations, Purchases, Repayments, and Servicing

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

The Company also originates consumer and real estate loans on a direct basis through our marketing efforts, and our existing and walk-in customers. While the Company originates both adjustable and fixed-rate loans, the ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by competition and the interest rate environment. During the last few years, the Company has significantly increased our origination of ARM loans. The Company has also purchased ARM loans secured by one-to four- family residences and participations in construction and commercial real estate loans. Loans and participations purchased must conform to the Company’s underwriting guidelines or guidelines acceptable to the management loan committee. Furthermore, during the past few years, the Company, like many other financial institutions, has experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. In periods of economic uncertainty, the ability of financial institutions to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. During 2005, the Company introduced a new lending product called the “Green Account”, America’s first fully transactional flexible mortgage account. Originations of this product totaled $77.6 million for the year ended December 31, 2006. Origination volume in this new product is expected to increase in 2007.

The following table shows loan origination, purchase, sale, and repayment activities for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Originations by type:
Adjustable rate:
Real estate—one- to four-family	$89,272	$170,339	$181,148
—multi-family and commercial	8,515	5,502	25,475
—construction or development	10,781	6,585	7,664
Consumer and other*	88,568	26,291	14,238
—commercial business	2,230	1,973	4,335

Total adjustable-rate	199,366	210,690	232,860
Fixed rate:
Real estate—one- to four-family	12,681	15,514	13,461
—multi-family and commercial	27,098	28,125	26,340
Non-real estate—consumer	883	1,086	946
—commercial business	—	—	—

Total fixed-rate	40,662	44,725	40,747
Total loans originated	240,028	255,415	273,607

Purchases:
Real estate—one- to four-family	—	25,483	—
—multi-family and commercial	—	—	544
—construction or development	—	—	—
Consumer and other	—	—	—
—commercial business	—	—	—

Total loans purchased	—	25,483	544

Repayments:
Principal repayments	(188,773)	(221,394)	(232,466)
Increase (decrease) in other items, net	292	269	(212)

Net increase	$51,547	$59,773	$41,473

*	Of this total, $87.3 million represents originations of the Company’s Green account product of which $84.3 million is secured one-to four-family properties, $1.3 million is secured by multi-family properties and $1.7 million is secured by commercial properties.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type, number, and amount at December 31, 2006.

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	6	$4,550	1	$1,950	7	$6,500
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	13	38	1	2	14	40

	19	$4,588	2	$1,952	21	$6,540

Delinquent loans to total gross loans		0.62%		0.26%		0.88%

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

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family	$1,950	$—	$—	$—	$—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	2	3	4	1	5

Total	1,952	3	4	1	5
Accruing loans delinquent more than 90 days:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	—
Non-performing loans	1,952	3	4	1	5

Foreclosed Assets	—	—	—	—	—

Total non-performing assets	$1,952	$3	$4	$1	$5

Non-performing loans to total loans	0.26%	—%	—%	—%	—%
Non-performing assets to total assets	0.24%	—%	—%	—%	—%

Other Loans of Concern. At December 31, 2006, loans of concern totaled $2.0 million, which primarily consisted of one residential loan totaling $2.0 million that is in the process of foreclosure as of December 31, 2006. However, the bank does not anticipate any losses from the foreclosure and, as a result, no allowance has been allocated for this loan.

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

In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2006, the Company had classified $5.4 million of our assets as substandard, $0 as doubtful and $0 as loss. The total amount classified represented 6.6% of our equity capital and 0.7% of our assets at December 31, 2006.

Provision for Loan Losses. The Company recorded a loan provision recovery for the year ended December 31, 2006 of $24,000, compared to a loan loss provision of $250,000 for the year ended December 31, 2005. The provision for loan losses is charged or credited to income to adjust our allowance for loan losses to reflect probable losses presently inherent in the loan portfolio based on the factors discussed below under “Allowance for Loan Losses.” The provision for loan losses for the year ended December 31, 2006 was based on management’s review of such factors which indicated that the allowance for loan losses reflected probable losses presently inherent in the loan portfolio as of the year ended December 31, 2006. The nominal loan provision recovery for 2006 reflects the credit quality of the loan portfolio including net recoveries for 2006 and a low level of non-performing loans.

Allowance for Loan Losses. The Company maintains an allowance for loan losses to absorb probable losses presently inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, home equity and consumer loans are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Geographic peer group data is obtained by general loan type and adjusted to reflect known differences between peers and the

Company, including loan seasoning, underwriting experience, local economic conditions and customer characteristics. More complex loans, such as multi-family and commercial real estate loans, are evaluated individually for impairment, primarily through the evaluation of collateral values and cash flows.

At December 31, 2006, our allowance for loan losses was $4.7 million or 0.63% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable losses presently inherent in our loan portfolios.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Balance at beginning of period	$4,691	$4,430	$4,232	$2,953	$1,742
Charge-offs
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	(15)	(25)	(98)	(56)	(67)

	(15)	(25)	(98)	(56)	(67)
Recoveries
One- to four-family	—	—	—	—	28
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	18	36	58	63	141

	18	36	58	63	169
Net (charge-offs) recoveries	3	11	(40)	7	102

Provision/(recovery) for loan losses	(24)	250	238	1,272	1,109

Balance at end of period	$4,670	$4,691	$4,430	$4,232	$2,953
Net charge-offs to average loans during this period	—%	—%	—%	—%	—%
Net charge-offs to average non-performing loans during this period	—%	—%	—%	—%	—%
Allowance for loan losses to non-performing loans	239.24%	156,367%	110,750%	423,200%	59,060%
Allowance as a % of total loans (end of period)	0.63%	0.68%	0.70%	0.72%	0.74%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	2006			2005			2004			2003			2002
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans
	(Dollars in Thousands)
Secured by residential real estate	$3,503	75.01%	69.56%	$3,702	78.92%	80.87%	$3,623	81.78%	81.90%	$3,474	82.09%	84.07%	$2,314	78.36%	81.41%
Secured by commercial real estate and land	615	13.17	14.34	667	14.22	13.98	578	13.05	15.29	450	10.63	12.77	321	10.87	13.91
Construction	69	1.48	2.21	39	0.83	0.93	1	0.02	0.02	12	0.28	0.38	—	—	0.03
Consumer	466	9.98	13.81	269	5.73	4.13	217	4.90	2.68	279	6.59	2.65	312	10.57	4.55
Commercial	17	0.36	0.08	14	0.30	0.09	11.25		0.11	17	0.41	0.13	6	0.20	0.10
Unallocated	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total Allowance for Loan Losses	$4,670	100.00%	100.00%	$4,691	100.00%	100.00%	$4,430	100.00%	100.00%	$4,232	100.00%	100.00%	$2,953	100.00%	100.00%

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

The Company’s investment securities currently consist primarily of agency debt issues and agency callable issues, as well as structured mortgage-related securities issued by Fannie Mae, Ginnie Mae or Freddie Mac (also referred to as REMICs or CMOs). CMOs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. The term to maturity of any particular tranche is dependent upon the prepayment speed of the underlying collateral as well as the structure of the particular CMO. As a result of these factors, the estimated average lives of the CMOs may be shorter than the contractual maturities as shown on the table below. Although CMO tranches have been structured (through the use of cash flow priority and “support” tranches) to give somewhat more predictable cash flows, the actual future cash flow and hence the value of CMOs are subject to change.

The Company may invest in CMOs as an alternative to mortgage loans and conventional mortgage-backed securities as part of our asset/liability management strategy. Management believes that CMOs can represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Company has from time to time concluded that short and intermediate duration CMOs (with an expected average life of five years or less) represent a better combination of rate and duration than adjustable rate mortgage-backed securities. All of the Company’s negotiable securities, including CMOs, are held as “available for sale.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. Our securities portfolio at December 31, 2006, did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	December 31,
	2006		2005		2004
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities Available for Sale:
Agency securities FNMA/FHLB notes	$13,982	99.95%	$14,003	99.94%	$9,921	99.02%
Collateralized mortgage obligations:
Federal National Mortgage Association	6	0.04%	8	0.05%	10	0.10%
Government National Mortgage Association	1	0.01%	1	0.01%	2	0.02%
Marketable equity securities		—	—	—	86	0.86%

Total	$13,989	100.00%	$14,012	100.00%	$10,019	100.00%

Average remaining life of securities	3.9 years		4.9 years		4.9 years

Other interest earning assets:
Interest-earning deposits with banks	7,808	43.75%	7,870	44.56%	8,352	49.69%
Federal funds sold	245	1.37%	1,270	7.19%	670	3.99%
FHLB stock	9,794	54.88%	8,523	48.25%	7,784	46.32%

	$17,847	100.00%	$17,663	100.00%	$16,806	100.00%

The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock as of December 31, 2006 are indicated in the following table.

	December 31, 2006
	One Year or Less	One to Five Years	Five to 10 Years		Over 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost		Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
Agency securities FNMA/FHLB Notes	$—	$9,972	$4,337	*	$—	$14,309	$13,982
Collateralized mortgage obligations	$—	$7	$—		$—	$7	$7
Total investment securities	$—	$9,979	$4,337		$—	$14,316	$13,989
Weighted average yield	0%	4.11%	4.98%		0%

*	As of December 31, 2006 $4.3 million is callable continuously.

Sources of Funds

General. The Company’s sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits. The Company offers a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. The Company’s deposits consist of savings accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. The Company solicits deposits primarily in our market area and from institutional investors. The Company has also accepted brokered deposits and held $21.7 million of brokered certificates of deposit at December 31, 2006. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain these deposits.

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

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Opening balance	$508,156	$453,581	$389,925
Deposits net of withdrawals	42,804	42,443	55,810
Interest credited	19,583	12,132	7,846

Ending balance	$570,543	$508,156	$453,581

Net increase	$62,387	$54,575	$63,656

Percent increase	12.28%	12.03%	16.33%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing demand	$14,362	2.52%	$16,706	3.29%	$15,561	3.43%
Savings	43,440	7.61	57,076	11.23	63,258	13.94
NOW	52,917	9.27	64,012	12.60	69,992	15.43
Money market	169,708	29.75	123,557	24.31	75,641	16.68
Certificates of deposit
0.00% - 2.99%	4,473	0.78	26,878	5.29	151,807	33.47
3.00% - 3.99%	31,052	5.44	152,039	29.92	60,442	13.33
4.00% - 4.99%	104,107	18.25	63,522	12.50	9,568	2.11
5.00% - 5.99%	150,484	26.38	4,366	0.86	5,711	1.26
6.00% - 6.99%	—	—	—	—	1,291	0.28
7.00% - 7.99%	—	—	—	—	310	0.07

Total Certificates of Deposit	290,116	50.85	246,805	48.57	229,129	50.52

	$570,543	100.00%	$508,156	100.00%	$453,581	100.00%

The following table (in thousands) indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2006.

	2007	2008	2009	2010	2011	Total
0.00% - 2.99%	$4,385	$88	—	—	—	$4,473
3.00% - 3.99%	19,348	6,935	4,723	46	—	31,052
4.00% - 4.99%	81,922	16,314	3,470	1,876	525	104,107
5.00% - 5.99%	142,922	5,701	562	191	1,108	150,484
6.00% - 6.99%	—	—	—	—	—	—
7.00% - 7.99%	—	—	—	—	—	—

	$248,577	$29,038	$8,755	$2,113	$1,633	$290,116

$100,000 and over	$117,603	$12,652	$5,038	$428	$758	$136,479
Below $100,000	130,974	16,386	3,717	1,685	875	153,637

Total	$248,577	$29,038	$8,755	$2,113	$1,633	$290,116

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

The Company may obtain advances from the Federal Home Loan Bank of San Francisco upon the security of certain of the Company’s mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2006, the Company had $151.2 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $133.5 million. See also Note 7 (Item 8) containing the Company’s consolidated financial statements for additional information regarding FHLB advances.

The following table sets forth certain information as to our borrowings at the dates and for the years indicated.

	At or for the Year Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Average balance outstanding	$176,769	$154,262	$141,515
Maximum month-end balance	$204,200	$172,200	$148,500
Balance at end of period	$151,200	$164,200	$135,500
Weighted average interest rate during the period	4.25%	3.04%	2.50%
Weighted average interest rate at end of period	4.64%	3.44%	2.62%

Subsidiary and Other Activities

As a federally chartered savings bank, Pacific Trust Bank is permitted by the Office of Thrift Supervision to invest 2% of our assets or $16.2 million at December 31, 2006, in the stock of, or unsecured loans to, service corporation subsidiaries. The Company may invest an additional 1% of our assets in secure corporations where such additional funds are used for inner city or community development purposes. Pacific Trust Bank currently does not have any subsidiary service corporations.

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

The Company attracts deposits through the branch office system and through the internet. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Company competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data as of June 30, 2006 provided by the FDIC, Pacific Trust Bank’s share of deposits was 0.92% and 0.52% in San Diego and Riverside Counties, respectively.

Employees

At December 31, 2006, we had a total of 105 full-time employees and 11 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.

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

If the Company fails the qualified thrift lender test, the Company must obtain the approval of the Office of Thrift Supervision prior to continuing after such failure, directly or through other subsidiaries, any business activity other than those approved for multiple thrift companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. See further discussion of the qualified thrift lender test below.

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

The Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus including allowance for loan losses (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2006, the Bank’s lending limit under this restriction was $12.0 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

The capital regulations require core capital equal to at least 4.0% of adjusted total assets. Core capital consists of tangible capital plus certain intangible assets including a limited amount of credit card relationships. At December 31, 2006, the Bank had core capital equal to $75.6 million, or 9.35% of adjusted total assets, which was $43.3 million above the minimum requirement of 4.0% in effect on that date.

The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2006, the Bank had $4.7 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

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

On December 31, 2006, the Bank had total risk-based capital of $80.2 million and risk-weighted assets of $573.2 million; or total risk-based capital of 14.00% of risk-weighted assets. This amount was $34.3 million above the 8.0% requirement in effect on that date.

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

Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered “significantly undercapitalized” must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes “critically undercapitalized” because it has a tangible capital ratio of 2.0% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the Office of Thrift Supervision must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OTS and the FDIC including the appointment of a conservator or receiver.

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

Generally, savings institutions, that before and after the proposed distribution remain well-capitalized, such as Pacific Trust Bank, may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision. The Bank may pay dividends in accordance with this general authority.

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

Qualified Thrift Lender Test

All savings institutions, including Pacific Trust Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2006, the Bank met the test and has always met the test since the requirement was applicable.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2006, Pacific Trust Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision. See “—Liquidity.”

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of San Francisco. At December 31, 2006, the Bank had $9.8 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its Federal Home Loan Bank stock. Over the past three fiscal years such dividends have averaged 4.53% and averaged 5.26% for 2006.

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

For the year ended December 31, 2006, dividends paid by the Federal Home Loan Bank of San Francisco to the Bank totaled $462,000, as compared to $339,000 for all of 2005.

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

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2006, Pacific Trust Bank had no net operating loss carryforwards for federal income tax purposes.

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

James P. Sheehy. Age 60 years. Mr. Sheehy serves as Executive Vice President, a position he has held since 1987, and Secretary and Treasurer for Pacific Trust Bank, and First Pactrust Bancorp, Inc. positions he has held since 1999 and 2002, respectively. He has been employed by Pacific Trust Bank since 1987.

Melanie M. Stewart. Age 46 years. Ms. Stewart is Executive Vice President of Lending at Pacific Trust Bank. She has served in this position since 1998, and started with Pacific Trust Bank in 1985.

Rachel M. Carrillo. Age 36 years. Ms. Carrillo is Senior Vice President of Branch Operations. She has served in this capacity since 1998. Ms. Carrillo has served in various other capacities at Pacific Trust Bank since 1993.

Regan J. Lauer. Age 37 years. Ms. Lauer is currently serving as Senior Vice President—Controller of Pacific Trust Bank, and of First Pactrust Bancorp, Inc. a position she has held since 2000 and 2002, respectively. Prior to her position with Pacific Trust, Ms. Lauer was an Accountant with Deloitte.

Lisa R. Goodwin. Age 37 years. Ms. Goodwin is currently serving as Senior Vice President Information Systems at Pacific Trust Bank, a position she has held since 2001. Prior to serving as Vice President of Information Systems, Ms. Goodwin was an Assistant Vice President, and has been employed by Pacific Trust Bank since 1997. Prior to her position with Pacific Trust, Ms. Goodwin was an Associate Systems Engineer with Security Pacific Financial Services, a Bank of America Company, from 1993 to 1997.

Item 1A. Risk Factors

The following are certain risk factors that could impact our business, financial results and results of operations. Investing in our common stock involves risks, including those described below. These risk factors should be considered by prospective and current investors in our common stock when evaluating the disclosures in this Annual Report on Form 10-K (particularly the forward-looking statements.) These risk factors could cause actual results and conditions to differ materially from those projected in forward-looking statements. If the risks the Company faces, including those listed below, actually occur, our business, financial condition or results of operations could be negatively impacted, and the trading price of our common stock could decline, which may cause you to lose all or part of your investment.

Rising interest rates may hurt the Company’s profits.

If interest rates rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, mortgage-related and investment securities. For example, if we experienced an immediate 100 basis point rise in interest rates as of September 30, 2006, the market value of our portfolio equity could decrease by $8.9 million. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk.” In addition, rising interest rates may hurt our income because they may reduce the demand for loans and the value of our securities.

The loan portfolio possesses increased risk due to the number of multi-family, commercial real estate and consumer loans.

Our multi-family, commercial real estate and consumer loans accounted for approximately 28.2% of our total loan portfolio as of December 31, 2006. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. In addition, we plan to increase our emphasis on multi-family and commercial real estate lending. Because of our planned increased emphasis on and increased investment in multi-family and commercial real estate lending, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.

The loan portfolio possesses increased risk due to expansion, unseasoned nature and amount of nonconforming loans.

Over the last three years our loan portfolio has grown by $152.8 million or 26.0%. As a result of this growth, a portion of our portfolio is considered to be unseasoned, with the risk that these loans may not have had sufficient time to perform to properly indicate the potential magnitude of losses. Our unseasoned adjustable rate loans have not, therefore, been subject to an interest rate environment which causes them to adjust to the maximum level and may involve risks resulting from potentially increasing payment obligations by the borrower as a result of repricing. Most of our adjustable rate mortgage loans are also non-conforming, due mainly to the generally large loan size and are, therefore, not readily saleable to Freddie Mac or Fannie Mae. They are, however, saleable to other private investors. Since some of these loans have terms which may result in negative amortization, where the loan payments do not fully cover interest expense and result in an increasing loan principal balance, the portfolio is also subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently comes into effect upon repricing.

Strong Competition Within The Company’s Market Area May Limit Our Growth and Profitability.

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

Our board of directors and executive officers own approximately 12.55% of our common stock (as of December 31, 2006). In addition, the 401(k) Employee Stock Ownership Plan, as well as the restricted stock plan and the common stock underlying the stock option plan, has resulted in inside ownership of First PacTrust Bancorp, Inc. in excess of 20.68% of the total shares outstanding (including unallocated ESOP shares). This level of inside ownership and the provisions in our charter and bylaws may have the effect of discouraging attempts to acquire First PacTrust Bancorp, Inc., pursue a proxy contest for control of First PacTrust Bancorp, Inc., or to assume control of First PacTrust Bancorp, Inc. by a holder of a large block of common stock and remove First PacTrust Bancorp, Inc.’s management, all of which certain stockholders might think are in their best interests. The charter and bylaw provisions include, among other things:

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

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In this regard, approximately 95% of our loans are to individuals and businesses in southern California. The rate of unemployment increased in San Diego County from 3.6% at December, 2005 to 3.7% at December, 2006 and from 4.2% to 4.6% in Riverside County over the corresponding time frame, based on reported preliminary data for 2006.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2006, the Bank had six full service offices and three limited service offices. The Bank owns the office building in which our home office and executive offices are located. At December 31, 2006, the Bank owned all but four of our other branch offices. The net book value of the Bank’s investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $3.0 million at December 31, 2006.

The following table provides a list of Pacific Trust Bank’s main and branch offices and indicates whether the properties are owned or leased:

Location	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2006
			(Dollars in Thousands)

MAIN AND EXECUTIVE OFFICE
610 Bay Boulevard Chula Vista, CA 91910	Owned	N/A	$744

BRANCH OFFICES:
279 F Street Chula Vista, CA 91912	Owned	N/A	$434

850 Lagoon Drive Chula Vista, CA 91910	*	N/A	N/A

350 Fletcher Parkway El Cajon, CA 91910	Leased	December, 2009	N/A

5508 Balboa Avenue San Diego, CA 92111	Leased	October, 2011	N/A

27425 Ynez Road Temecula, CA 92591	Owned	N/A	$790

8200 Arlington Avenue Riverside, CA 92503	*	N/A	N/A

5030 Arlington Avenue Riverside, CA 92503	Owned	N/A	$246

16536 Bernardo Center Drive San Diego, CA	Leased	December, 2013	N/A

*	This site, which is on a Goodrich Aerostructures facility, is provided to the Company at no cost as an accommodation to their employees.

The Bank believes that our current facilities are adequate to meet the present and immediately foreseeable needs of Pacific Trust Bank and First PacTrust Bancorp, Inc., however, the Company is curretly evaluating additional branch offices.

Item 3. Legal Proceedings

From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Isssuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “FPTB.” The approximate number of holders of record of the Company’s common stock as of December 31, 2006 was 250. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. At February 27, 2007 there were 4,405,754 shares of common stock (net of Treasury stock) issued and outstanding. The following table presents quarterly market information for the Company’s common stock for the two periods ended December 31, 2006 and December 31, 2005.

	Market Price Range
2006	High	Low	Dividends
Quarter Ended
December 31, 2006	$28.41	$27.71	$.17
September 30, 2006	$28.92	$27.68	$.16
June 30, 2006	$29.75	$27.65	$.155
March 31, 2006	$30.51	$27.21	$.145

			$.63

	Market Price Range
2005	High	Low	Dividends
Quarter Ended
December 31, 2005	$28.08	$26.00	$.14
September 30, 2005	$26.83	$25.26	$.135
June 30, 2005	$25.60	$24.15	$.13
March 31, 2005	$27.60	$25.69	$.125

			$.53

DIVIDEND POLICY

Dividends from First Pactrust Bancorp, Inc., will depend, in large part, upon receipt of dividends from Pacific Trust Bank, because First PacTrust Bancorp, Inc. will have limited sources of income other than dividends from Pacific Trust Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by First PacTrust Bancorp, Inc., and interest payments with respect to First PacTrust Bancorp, Inc.’s loan to the 401(k) Employee Stock Ownership Plan. During fiscal 2006, a $3.0 million dividend was paid from the Bank to First PacTrust Bancorp, Inc. A regulation of the Office of Thrift Supervision imposes limitations on “capital distributions” by savings institutions. See “How We Are Regulated—Limitations on Dividends and Other Capital Distributions.”

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
10/1/06-10/31/06	—			0
11/1/06-11/30/06	—	—	—	0
12/1/06-12/31/06	5,987	27.71	5,987	0

As of May 25, 2006, the buyback plan totaling 225,000 shares that was authorized by the Company’s board of directors on May 24, 2005 expired. A total of 158,546 shares were purchased under this authorized buyback plan. As of December 31, 2006, a new buyback plan has not been approved by the Company’s board of directors, however a 5,987 share purchase was made as a result of an annual customary purchase of forfeited ESOP shares.

Item 6. Selected Financial Data

SELECTED FINANCIAL AND OTHER DATA

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

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Selected Financial Condition Data:
Total assets	$808,343	$755,177	$674,460	$623,964	$459,917
Cash and cash equivalents	13,995	13,873	12,315	11,575	11,506
Loans receivable, net	740,044	688,497	628,724	587,251	403,732
Securities available-for-sale	13,989	14,012	10,019	6,419	18,733
Bank owned life insurance	16,349	15,675	—	—	—
Other investments (interest-bearing term deposit)	992	1,507	2,490	500	—
FHLB stock	9,794	8,523	7,784	8,293	4,505
Servicing agent receivable	—	—	—	—	13,727
Deposits	570,543	508,156	453,581	389,925	279,714
Total borrowings	151,200	164,200	135,500	147,000	90,100
Total equity	81,741	77,769	79,391	84,539	88,881

Selected Operations Data:
Total interest income	45,514	35,651	31,733	27,721	$21,834
Total interest expense	26,945	16,703	11,426	9,159	8,110
Net interest income	18,569	18,948	20,307	18,562	13,724
Provision for loan losses	(24)	250	238	1,272	1,109
Net interest income after provision for loan losses	18,593	18,698	20,069	17,290	12,615
Customer service charges	1,397	1,266	1,219	1,092	952
Net gain on sales of securities available-for-sale	—	18	93	—	—
Income from bank owned life insurance	628	675	—	—	—
Other non-interest income	192	185	238	189	55
Total non-interest income	2,217	2,144	1,550	1,281	1,007
Total non-interest expense	13,565	13,410	12,658	11,510	9,029
Income before taxes	7,245	7,432	8,961	7,061	4,593
Income tax provision	2,531	2,625	3,886	2,960	1,957
Net income	$4,714	$4,807	$5,075	$4,101	$2,636
Basic earnings per share(4)	$1.15	$1.16	$1.18	$.86	$.23
Diluted earnings per share(4)	$1.12	$1.13	$1.16	$.85	$.23

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.59%	0.67%	0.77%	0.74%	0.66%
Return on equity (ratio of net income to average equity)	5.91%	6.10%	6.32%	4.66%	5.08%
Dividend payout ratio	58.9%	49.7%	39.1%	33.3%	N/A

Interest Rate Spread Information:
Average during period	2.11%	2.49%	2.90%	3.17%	3.50%
End of period	1.78%	2.34%	2.85%	2.82%	4.29%
Net interest margin(1)	2.44%	2.76%	3.16%	3.49%	3.71%
Ratio of operating expense to average total assets	1.70%	1.86%	1.92%	2.09%	2.26%
Efficiency ratio(2)	65.26%	63.63%	56.73%	58.01%	61.29%
Ratio of average interest-earning assets to average interest-bearing Liabilities	109.15%	111.1%	114.72%	118.23%	109.43%

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Quality Ratios:
Non-performing assets to total assets	0.24%	—%	—%	—%	0.01%
Allowance for loan losses to non-performing loans(3)	239.24%	156,367%	110,750%	423,200%	59,060%
Allowance for loans losses to gross loans(3)	0.63%	0.68%	0.70%	0.72%	0.74%

Capital Ratios:
Equity to total assets at end of period	10.1%	10.3%	11.8%	13.6%	19.3%
Average equity to average assets	10.0%	11.0%	12.2%	16.0%	13.0%

Other Data:
Number of full-service offices	8	8	8	8	7

(1)	Net interest income divided by average interest-earning assets.
(2)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income, exclusive of securities gains and losses and an impairment loss in 2004.
(3)	The allowance for loan losses at December 31, 2006, 2005, 2004, 2003, and 2002 was $4.7 million, $4.7 million, $4.4 million, $4.2 million, and $2.9 million, respectively.
(4)	Earnings per share of $.23 was reported for the period ended December 31, 2002 and was calculated beginning with the date of conversion which was August 22, 2002. Therefore, approximately four months of earnings were reported.

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

The Company’s principal business consists of attracting retail deposits from the general public and investing these funds and other borrowings in loans primarily secured by first mortgages on owner-occupied, one-to four- family residences in San Diego and Riverside counties, California. At December 31, 2006, one- to four-family residential mortgage loans totaled $515.9 million, or 69.5% of our gross loan portfolio. During 2005, the Company introduced a new lending product called the “Green Account”, America’s first fully transactional flexible mortgage account. During 2006, the Company originated $77.6 million Green Account loans and growth in this product is expected to continue.

The Company continues to develop strong deposit relationships with customers by providing quality service while offering a variety of competitive deposit products. During the year ended December 31, 2006, deposits increased $62.4 million primarily in the Company’s indexed money market accounts due to timely automatic reset of the interest rates.

The Company is currently looking for new branch locations within San Diego County and expects to open one branch during 2007. The Company has also recently purchased and implemented software that will facilitate the opening of commercial deposit accounts and will begin servicing commercial deposit accounts in the first quarter of 2007. This has been announced in the Company’s most recent newsletter and growth in these accounts is expected in 2007.

The Company’s results of operations are dependent primarily on net interest income, which is the difference between interest income on earning assets such as loans and securities, and interest expense paid on liabilities such as deposits and borrowings.

The Company’s interest income, which is primarily driven by interest income on residential first mortgage loans, increased by $9.9 million for the year ended December 31, 2006. Strong loan production as a result of the introduction of a new loan product contributed to a net growth in loans receivable of $51.5 million during the year. Relatively low mid- to long-term interest rate levels experienced throughout the year negatively impacted interest income by continuing to fuel significant prepayments and refinancing of higher yielding loans. Large volumes of prepayments on higher-yielding loans continued to occur as borrowers refinanced their mortgage loans, resulting in reinvestment of funds into lower yielding assets. However, a rising trend in short-term rates, which began in May 2004 and continued throughout 2006, coupled with deposit growth, resulted in increased interest expense and a resulting decrease in the Company’s net interest margin.

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

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

The Company’s total assets increased by $53.2 million, or 7.0%, to $808.3 million at December 31, 2006 from $755.2 million at December 31, 2005. The increase primarily reflected the growth in the balance of loans receivable in the amount of $51.5 million.

Net loans increased by $51.5 million, or 7.5%, to $740.0 million at December 31, 2006 from $688.5 million at December 31, 2005. The increase in loans resulted primarily from loan originations exceeding repayments during the year. The loan growth was primarily attributable to the Company’s new Green Account loan product increasing $77.6 million, land loans increasing $12.1 million and construction loans increasing $10.0 million. The Green Account is America’s first fully-transactional flexible mortgage account, and growth in this product is expected to continue. Additionally, one-to four-family mortgage loans decreased $43.3 million, multi-family loans decreased $10.2 million and home equity loans decreased $2.6 million.

Securities classified as available-for-sale of $14.0 million at December 31, 2006 was consistent with that at December 31, 2005.

Total deposits increased by $62.3 million, or 12.3%, to $570.5 million at December 31, 2006 from $508.2 million at December 31, 2005. The increase primarily reflected growth in money market accounts and certificates of deposit resulting from increased marketing efforts and deposit growth in branches during the year. Money market accounts increased $46.2 million, or 37.4%, to $169.7 million. Certificates of deposit increased $43.3 million, or 17.6%, to $290.1 million. The growth in certificates of deposits primarily reflected increased retail customer deposits. During the year the Company’s institutional certificates of deposit decreased $1.7 million to $21.7 million at December 31, 2006 from $23.4 million at December 31, 2005, as marketing efforts have shifted to attract retail deposits. Savings accounts decreased by $13.6 million to $43.4 million at December 31, 2006 from $57.1 million at December 31, 2005 and NOW accounts decreased $11.1 million to $52.9 million at December 31, 2006 from $64.0 million at December 31, 2005 due to customers shifting their funds into higher yielding products of the Company.

Federal Home Loan Bank advances decreased $13.0 million, or 7.9%, to $151.2 million at December 31, 2006 from $164.2 million at December 31, 2005. The decrease was primarily due to increased deposit balances. The Company interchanges the use of deposits and borrowings to fund assets depending on various factors including liquidity and asset/liability management strategies.

Equity increased $3.9 million to $81.7 million at December 31, 2006 from $77.8 million at December 31, 2005. The net increase resulted primarily from net income of $4.7 million, ESOP shares earned of $1.2 million, stock awards earned of $612,000, the exercise of stock options of $365,000 and the tax benefit of vested stock awards of $193,000. Equity was primarily decreased by the declaration of dividends of $2.7 million and the purchase of treasury stock of $602,000.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2006. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	At December 31, 2006	2006			2005			2004
	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	6.20%	$730,006	44,202	6.06%	$654,317	34,510	5.27%	$621,628	31,188	5.02%
Securities(2)	4.38%	14,307	627	4.38%	14,007	623	4.45%	4,582	154	3.36%
Other interest-earning assets(3)	4.07%	18,205	685	3.76%	17,399	518	2.98%	16,625	391	2.35%

Total interest-earning assets	6.11%	762,518	45,514	5.97%	685,723	35,651	5.20%	642,835	31,733	4.94%

Non-interest earning assets(4)		35,178			33,618			16,102

Total assets		$797,696			$719,341			$658,937

INTEREST-BEARING LIABILITIES
NOW	1.99%	54,913	961	1.75%	65,685	959	1.46%	$67,792	768	1.13%
Money market	4.60%	155,448	6,744	4.34%	96,860	2,569	2.65%	70,655	1,081	1.53%
Savings deposits	1.74%	51,668	854	1.65%	63,081	998	1.58%	58,028	605	1.04%
Certificates of deposit	4.80%	259,771	11,024	4.24%	237,598	7,606	3.20%	222,340	5,392	2.43%
FHLB advances	4.68%	176,769	7,362	4.16%	154,262	4,571	2.96%	141,515	3,580	2.53%

Total interest-bearing liabilities	4.33%	698,569	26,945	3.86%	617,486	16,703	2.71%	560,330	11,426	2.04%

Non-interest-bearing liabilities		19,336			23,086			18,309

Total liabilities		717,905			640,572			578,639
Equity		79,791			78,769			80,298

Total liabilities and equity		$797,696			$719,341			$658,937

Net interest/spread			18,569	2.11%		18,948	2.49%		20,307	2.90%

Margin(5)				2.44%			2.76%			3.16%
Ratio of interest-earning assets to interest-bearing liabilities		109.15%			111.05%			114.72%

(1)	Calculated net of deferred fees and loss reserves.
(2)	Calculated based on amortized cost.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Includes BOLI investment of $16,349.
(5)	Net interest income divided by interest-earning assets.

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

	2006 Compared to 2005			2005 Compared to 2004
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
	(In Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$9,692	$4,251	$5,441	$3,322	$1,683	$1,639
Securities	4	13	(9)	469	405	64
Other interest-earning assets	167	25	142	127	19	108

Total interest-earning assets	$9,863	$4,289	$5,574	$3,918	$2,107	$1,811

INTEREST-BEARING LIABILITIES
NOW	$2	$(171)	$173	$191	$(25)	$216
Money market	4,175	2,036	2,139	1,488	500	988
Savings deposits	(144)	(187)	43	393	57	336
Certificates of deposit	3,418	761	2,657	2,214	391	1,823
FHLB advances	2,791	738	2,053	991	342	649
Total interest-bearing liabilities	10,242	3,177	7,065	5,277	1,265	4,012

Net interest/spread	$(379)	$1,112	$(1,491)	$(1,359)	$842	$(2,201)

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

General. Net income for the year ended December 31, 2006 was $4.7 million, a decrease of $93,000, or 1.9%, from $4.8 million for the year ended December 31, 2005. The decrease in net income resulted primarily from continued margin compression due to an increase in short term interest rates and a continued flattening and inversion of the yield curve as discussed below.

Interest income. Interest income increased by $9.9 million or 27.7%, to $45.5 million for the year ended December 31, 2006 from $35.7 million for the year ended December 31, 2005. The primary factor for the increase in interest income was an increase in the average yield on loans receivable by 79 basis points to 6.06% for the year ended December 31, 2006 compared to 5.27% for the year ending December 31, 2005. In addition , total loans receivable increased $75.7 million or 11.6% from $654.3 million for the year ended December 31, 2005 to $730.0 million for the year ended December 31, 2006. The growth was primarily the result of loan originations exceeding repayments during the year.

The Company has originated loans with potential for negative amortization since 2000 and currently has a balance of $77.8 million at December 31, 2006 of such loans. Capitalized interest recognized in earnings that resulted from negative amortization within the portfolio totaled $1.7 million or 3.9% of loan interest income for the year ended December 31, 2006 and $519,000 or 1.5% of loan interest income for the year ended December 31, 2005. The Company has mitigated the risks associated with the negatively amortizing loans by using conservative underwriting standards as evidenced by experiencing no losses related to these loans.

Interest income on other interest-earning assets increased $167,000, or 32.2% to $685,000 for the year ended December 31, 2006 from $518,000 for the year ended December 31, 2005 primarily due to increased

FHLB stock dividends resulting from an increase in the average balances of Federal Home Loan Bank stock during the year and higher dividend rates paid. Additional Federal Home Loan Bank stock was purchased due to an increase in the average balances of Federal Home Loan Bank advances which were needed to fund loan originations.

Interest income on securities of $627,000 for the year ended December 31, 2006 remained relatively consistent with the prior year increasing only $4,000. The average yield on the securities portfolio was 4.38% for the year ended December 31, 2006 compared to 4.45% for the same period in 2005.

Interest Expense. Interest expense increased $10.2 million or 61.3%, to $26.9 million for the year ended December 31, 2006. The increase in interest expense resulted from a 115 basis point increase in the Company’s cost of funds due to an increase in short term interest rates, as well as a $58.6 million increase in the average balance of deposits from $463.2 million for the year ended December 31, 2005 to $521.8 million for the year ended December 31, 2006. Interest expense on deposits increased $7.5 million or 61.4%, to $19.6 million for the year ended December 31, 2006 from $12.1 million for the same period in 2005. Interest expense on Federal Home Loan Bank advances increased approximately $2.8 million, or 61.1%, to $7.4 million for the year ended December 31, 2006 from $4.6 million for the year ended December 31, 2005 due to a $22.5 million increase in the average balance of Federal Home Loan Bank advances in order to fund loan demand, as well as an increase in the rates paid on advances.

Net Interest Income. As a result of the factors mentioned above, net interest income before the provision for loan losses decreased $379,000 or 2.0%, to $18.6 million for the year ended December 31, 2006 from $18.9 million for the year ended December 31, 2005. Due to the continued flattening and subsequent inversion of the yield curve, the Company’s margins have continued to tighten with the net interest spread decreasing 38 basis points to 2.11% and the net interest margin decreasing 32 basis points to 2.44% compared to the prior year. The ratio of interest earning assets to interest bearing liabilities has also decreased 1.9% due to the continued use of interest earning assets to repurchase stock into treasury.

Provision for Loan Losses. A net recovery provision of $24,000 was made for the year ended December 31, 2006 compared to a $250,000 provision made for the year ended December 31, 2005. The provision decreased by $274,000 due to the continued low level of charge-offs, adjustments made for current peer ratios and changes in other economic factors affecting the loan loss analysis. The allowance for loan losses as a percentage of loans outstanding was 0.63% at December 31, 2006. During the year ended December 31, 2006 the Company had net recoveries of approximately $3,000.

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

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding was 0.63% at December 31, 2006 and 0.68% at December 31, 2005. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2006 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $73,000, or 3.4% to $2.2 million for the year ended December 31, 2006 from $2.1 million for the year ended December 31, 2005, primarily due to increased customer service fees of $131,000. During the third quarter of 2006, the Company adjusted various service fees to its customers resulting in increased service fee income. Additionally, BOLI income decreased $47,000 to $628,000 for the year ended December 31, 2006 from $675,000 for the year ended December 31, 2005 due to market conditions related to the interest rate environment. Other miscellaneous fluctuations occurred in various other accounts contributing to the overall net increase.

Noninterest Expense. Noninterest expense increased $155,000 or 1.2%, to $13.6 million for the year ended December 31, 2006 from $13.4 million for the year ended December 31, 2005. This increase was primarily the result of a $266,000 increase in other general and administrative expenses and a $131,000 increase in salaries and employee benefit expenses. Additionally, occupancy and equipment expenses decreased $163,000 and advertising expenses decreased $65,000. Other miscellaneous fluctuations occurred in various other accounts contributing to the overall net increase.

Total other general and administrative expenses increased $266,000, or 23.9%, to $1.4 million for the year ended December 31, 2006 from $1.1 million for the year ended December 31, 2005 primarily due to increased debit card servicing fees of $162,000 and debit card fraud losses of $81,000 resulting from international debit card fraud during the second quarter of 2006. The Company does not expect these fees to continue, and has implemented a new debit card fraud monitoring program that has already significantly reduced these costs effective in August, 2006.

Salaries and employee benefits represented 54.9% and 54.6% of total noninterest expense for the year ended December 31, 2006 and December 31, 2005, respectively. Total salaries and employee benefits increased $131,000, or 1.8%, to $7.4 million for the year ended December 31, 2006 from $7.3 million for the same period in 2005. Total Stock Option and Incentive Plan (“SOP”) expenses increased $162,000 primarily resulting from the adoption of SFAS 123R in 2006. ESOP compensation expense increased $85,000 primarily resulting from an increase in the market value of the Company’s stock price during the period. Salary expense increased $58,000 due to the addition of 4 full time equivalent employees as well as increased salaries in the current year. Salaries and employee benefits expense was partially reduced by a decrease in stock award expense of $116,000 due to the application of SFAS 123R. Other miscellaneous fluctuations occurred in various other benefit accounts contributing to the overall net increase.

Total occupancy and equipment expenses decreased $163,000 or 8.4% to $1.8 million for the year ended December 31, 2006 from $1.9 million for the same period in 2005 primarily due to various building improvements and repairs completed in 2005.

Advertising fees decreased $65,000 due primarily to higher costs incurred during 2005 to introduce and market the Green Account product.

Income Tax Expense. Income tax expense decreased $94,000 to $2.5 million for the year ended December 31, 2006, from $2.6 million for the year ended December 31, 2005. The effective tax rate was 34.9% and 35.3% for the years ended December 31, 2006 and 2005, respectively. The decrease in the effective tax rate was attributable to the tax exempt status of income from the BOLI investment purchased during the first quarter of 2005 and tax credits from the affordable housing fund investment made in December 2004.

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

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The allowance for loan losses as a percentage of loans outstanding was 0.68% at December 31, 2005 and 0.70% for the same period in 2004. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

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

Advertising fees increased $85,000 due primarily to increased branch advertising and marketing efforts related to the new loan product introduced during 2005.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer term basis, the Company maintains a strategy of investing in various lending products as described in greater detail under Item 1. “Business of Pacific Trust Bank—Lending Activities.” The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At December 31, 2006, the total approved loan origination commitments outstanding amounted to $6.4 million. At the same date, unused lines of credit were $49.6 million and outstanding letters of credit totaled $73,000. There are no investments and mortgage-backed securities scheduled to mature in one year or less at December 31, 2006. Certificates of deposit scheduled to mature in one year or less at December 31, 2006, totaled $248.6 million. Although the average cost of deposits increased throughout 2006, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. In addition, the Company has the ability at December 31, 2006 to borrow an additional $133.5 million from the Federal Home Loan Bank of San Francisco as a funding source to meet commitments and for liquidity purposes.

Commitments

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(in thousands)
Commitments to extend credit	$6,358	$6,358	$—	$—	$—
Standby letters of credit	73	53	—	—	20
Operating Lease Obligations	1,802	345	691	468	298
Unused lines of credit	49,551	127	16	3,697	45,711
Maturing Certificate of Deposits	290,116	248,577	37,793	3,746	—

	$347,900	$255,460	$38,500	$7,911	$46,029

Capital

Consistent with its goals to operate a sound and profitable financial organization, Pacific Trust Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $75.4 million at December 31, 2006, or 9.3% of total assets on that date. As of December 31, 2006, Pacific Trust Bank exceeded all capital requirements of the Office of Thrift Supervision. Pacific Trust Bank’s regulatory capital ratios at December 31, 2006 were as follows: core capital 9.35%; Tier I risk-based capital, 13.19%; and total risk-based capital, 14.0%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by the asset and liability management committee. The asset and liability management committee is chaired by the treasurer and is comprised of members of our senior management. The asset and liability management committee establishes guidelines for and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The asset and liability management committee meets periodically to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to net present value of portfolio equity analysis. At each meeting, the asset and liability management committee recommends appropriate strategy changes based on this review. The treasurer or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors on a monthly basis.

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

The Office of Thrift Supervision provides Pacific Trust Bank with the information presented in the following tables. They present the projected change in Pacific Trust Bank’s net portfolio value at September 30, 2006 and December 31, 2005, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change.

Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	September 30, 2006			Net Portfolio Value as % of PV of Assets
	Net Portfolio Value
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	59,550	(29,592)	(33)%	7.56%	(326	)bp
+200 bp	70,256	(18,886)	(21)%	8.78%	(205	)bp
+100 bp	80,234	(8,908)	(10)%	9.87%	(95	)bp
0 bp	89,142			10.82%	0	bp
-100 bp	95,622	6,480	+7%	11.49%	+66	bp
-200 bp	100,945	11,803	+13%	12.01%	+119	bp

Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	December 31, 2005			Net Portfolio Value as % of PV of Assets
	Net Portfolio Value
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	62,280	(27,572)	(31)%	8.51%	(318	)bp
+200 bp	73,356	(16,495)	(18)%	9.83%	(186	)bp
+100 bp	82,539	(7,313)	(8)%	10.89%	(80	)bp
0 bp	89,852			11.69%	0	bp
-100 bp	95,214	5,362	+6%	12.25%	56	bp
-200 bp	97,113	7,261	+8%	12.41%	72	bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

December 31, 2006, 2005, and 2004

MANAGEMENT’S REPORT ON INTERNAL CONTROL

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Crowe Chizek and Company LLP, an independent registered public accounting firm. As stated in their attestation report, they express an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. See “Report of Independent Registered Public Accounting Firm.”

/s/ Hans R. Ganz	/s/ Regan J. Lauer
Hans R. Ganz President and Chief Executive Officer	Regan J. Lauer Senior Vice President/Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First PacTrust Bancorp, Inc.

Chula Vista, California

We have audited the accompanying consolidated statements of financial condition of First PacTrust Bancorp, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Chizek and Company LLP

Oak Brook, IL February 17, 2007

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2006 and 2005

(Amounts in thousands, except share and per share data)

	2006	2005
ASSETS
Cash and due from banks	$6,934	$6,240
Federal funds sold	245	1,270
Interest-bearing deposits	6,816	6,363

Total cash and cash equivalents	13,995	13,873
Interest-bearing deposits in other financial institutions	992	1,507
Securities available-for-sale	13,989	14,012
Federal Home Loan Bank stock, at cost	9,794	8,523
Loans, net of allowance of $4,670 in 2006 and $4,691 in 2005	740,044	688,497
Accrued interest receivable	3,958	2,968
Premises and equipment, net	4,910	5,180
Bank owned life insurance	16,349	15,675
Other assets	4,312	4,952

Total assets	$808,343	$755,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$14,362	$16,706
Interest-bearing checking	52,917	64,022
Money market accounts	169,708	123,557
Savings accounts	43,440	57,076
Certificates of deposit	290,116	246,805

Total deposits	570,543	508,166

Advances from Federal Home Loan Bank	151,200	164,200
Accrued expenses and other liabilities	4,859	5,052

Total liabilities	726,602	677,418
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	65,940	66,127
Retained earnings	41,993	39,962
Treasury stock, at cost (2006—1,039,246 shares, 2005—1,035,338 shares)	(23,515)	(23,293)
Unearned employee stock ownership plan (2006—211,600 shares, 2005—253,920 shares)	(2,539)	(3,047)
Unearned employee stock award shares (December 31, 2005—103,204 shares)	—	(1,866)
Accumulated other comprehensive loss	(192)	(168)

Total shareholders’ equity	81,741	77,769

Total liabilities and shareholders’ equity	$808,343	$755,187

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

	2006	2005	2004
Interest and dividend income
Loans, including fees	$44,202	$34,510	$31,188
Securities	627	623	154
Dividends and other interest-earning assets	685	518	391

Total interest and dividend income	45,514	35,651	31,733
Interest expense
Savings	854	998	605
Checking	961	959	768
Money market	6,744	2,569	1,081
Certificates of deposit	11,024	7,606	5,392
Federal Home Loan Bank advances	7,362	4,571	3,580

Total interest expense	26,945	16,703	11,426

Net interest income	18,569	18,948	20,307
Provision for loan losses	(24)	250	238

Net interest income after provision for loan losses	18,593	18,698	20,069
Noninterest income
Customer service fees	1,397	1,266	1,219
Mortgage loan prepayment penalties	172	160	206
Income from bank owned life insurance	628	675	—
Net gain on sales of securities available-for-sale	—	18	93
Other	20	25	32

Total noninterest income	2,217	2,144	1,550
Noninterest expense
Salaries and employee benefits	7,449	7,318	7,069
Occupancy and equipment	1,770	1,933	1,778
Advertising	364	429	344
Professional fees	412	450	362
Stationary, supplies, and postage	437	422	393
Data processing	853	865	804
ATM costs	505	493	495
Impairment loss on equity investment	—	—	311
Operating loss on equity investment	395	386	34
Other general and administrative	1,380	1,114	1,068

Total noninterest expense	13,565	13,410	12,658

Income before income taxes	7,245	7,432	8,961
Income tax expense	2,531	2,625	3,886

Net income	$4,714	$4,807	$5,075

Basic earnings per share	$1.15	$1.16	$1.18

Diluted earnings per share	$1.12	$1.13	$1.16

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2004	$55	$64,966	$34,137	$(8,016)	$(4,063)	$(2,591)	$51	$84,539
Comprehensive income:
Net income	—	—	5,075	—	—	—	—	5,075
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(51)	(51)

Total comprehensive income								5,024
Forfeitures and retirement of stock	(1)	(171)	—	(41)	—	212	—	(1)
Issuance of stock awards	—	(47)	—	936	—	(889)	—	—
Employee stock ownership plan shares earned	—	484	—	—	508	—	—	992
Stock awards earned	—	—	—	—	—	674	—	674
Purchase of 448,300 shares of treasury stock	—	—	—	(10,059)	—	—	—	(10,059)
Tax benefits of RRP shares vesting	—	49	—	—	—	—	—	49
Dividends declared ($.42 per share)	—	—	(1,827)	—	—	—	—	(1,827)

Balance at December 31, 2004	54	65,281	37,385	(17,180)	(3,555)	(2,594)	—	79,391
Comprehensive income:
Net income	—	—	4,807	—	—	—	—	4,807
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(168)	(168)

Total comprehensive income								4,639

ESOP forfeitures used to reduce ESOP contribution	—	103	—	—	—	—	—	103
Options exercised	—	—	—	88	—	—	—	88
Stock awards earned	—	—	—	—	—	728	—	728
Purchase of 239,238 shares of treasury stock	—	—	—	(6,201)	—	—	—	(6,201)
Employee stock ownership plan shares earned	—	622	—	—	508	—	—	1,130
Tax benefits of RRP shares vesting	—	121	—	—	—	—	—	121
Dividends declared ($.53 per share)	—	—	(2,230)	—	—	—	—	(2,230)

Balance at December 31, 2005	54	66,127	39,962	(23,293)	(3,047)	(1,866)	(168)	77,769
Comprehensive income:
Net income	—	—	4,714	—	—	—	—	4,714
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(24)	(24)

Total comprehensive income								4,690

ESOP forfeitures used to reduce ESOP contribution	—	26	—	—	—	—	—	26
Options exercised	—	8	—	357	—	—	—	365
Stock option compensation expense	—	162	—	—	—	—	—	162
Stock awards earned	—	612	—	—	—	—	—	612
Issuance of stock awards	—	(23)	—	23	—	—	—	—
Purchase of 20,708 shares of treasury stock	—	—	—	(602)	—	—	—	(602)
Employee stock ownership plan shares earned	—	701	—	—	508	—	—	1,209
Tax benefits of RRP shares vesting	—	193	—	—	—	—	—	193
Dividends declared ($.63 per share)	—	—	(2,683)	—	—	—	—	(2,683)
Transferred to APIC (stock awards)	—	(1,866)	—	—	—	1,866	—	—

Balance at December 31, 2006	$54	$65,940	$41,993	$(23,515)	$(2,539)	$—	$(192)	$81,741

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

	2006	2005	2004
Cash flows from operating activities
Net income	$4,714	$4,807	$5,075
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	(24)	250	238
Net (accretion)/amortization of securities	(20)	(20)	30
Depreciation and amortization	461	508	472
Employee stock ownership plan compensation expense	1,209	1,130	992
Stock option compensation expense	162	—	—
Stock award compensation expense	612	728	674
Realized gain on sales of securities available-for-sale, net	—	(18)	(93)
Bank owned life insurance income	(628)	(675)	—
Impairment of equity investment	—	—	311
Operating Loss on equity investment	395	386	34
Loss on sale of property & equipment	25	—	37
Deferred income tax (benefit)/expense	166	569	(269)
Federal Home Loan Bank stock dividends	(462)	(339)	(324)
Net change in:
Deferred loan costs	(272)	(530)	14
Accrued interest receivable	(990)	(713)	(134)
Other assets	474	83	1,263
Accrued interest payable and other liabilities	(322)	259	803

Net cash provided by operating activities	5,500	6,425	9,123
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	—	71	10,556
Proceeds from maturities and principal repayments of securities available-for-sale	3	3	1,270
Purchases of securities available-for-sale	—	(4,316)	(15,449)
Funding of equity investment	(1,104)	(1,474)	(1,791)
Loan originations and principal collections, net	(51,251)	(34,010)	(41,181)
Purchase of loans	—	(25,483)	(544)
Additions to premises and equipment	(216)	(409)	(416)
Net change in other interest-bearing deposits	515	983	(1,990)
Purchase of bank owned life insurance	—	(15,000)	—
Redemption of Federal Home Loan Bank stock	266	216	833
Purchase of Federal Home Loan Bank stock	(1,075)	(616)	—

Net cash used in investing activities	(52,862)	(80,035)	(48,712)
Cash flows from financing activities
Net increase in deposits	62,377	54,575	63,656
Net change in Federal Home Loan Bank open line	(3,000)	55,700	(500)
Repayments of Federal Home Loan Bank advances	(50,000)	(27,000)	(28,000)
Proceeds from Federal Home Loan Bank advances	40,000	—	17,000
ESOP forfeiture to reduce ESOP contribution	26	103	—
Exercise of stock options	365	88	—
Tax benefits from exercise of stock options	58	12	—
Tax benefit from RRP shares vesting	193	121	59
Purchase of treasury stock	(602)	(6,201)	(10,059)
Dividends paid on common stock	(1,933)	(2,230)	(1,827)

Net cash provided by financing activities	46,484	75,168	40,329

Net change in cash and cash equivalents	$122	$1,558	$740
Cash and cash equivalents at beginning of year	13,873	12,315	11,575

Cash and cash equivalents at end of year	$13,995	$13,873	$12,315

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$26,663	$16,366	$11,368
Income taxes paid	1,750	2,434	2,547
Supplemental disclosure of noncash activities
Payable for additional equity investment	—	—	2,709

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

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

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan losses and fair value of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash on hand, deposits with other financial institutions under 90 days, and daily federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased, including overnight borrowings with the Federal Home Loan Bank.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

Interest-bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Securities: Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold those securities to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value with unrealized holding gains and losses, net of taxes, reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

Affordable Housing Fund: The Company has a 19% equity investment in an affordable housing fund totaling $4,187 million, with a remaining payable to fund an additional $131 for purposes of obtaining tax credits and for Community Reinvestment Act purposes. This investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the Fund. The Company obtains tax credits from these investments which reduce income tax expense for a period of 10 years. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. In December 2004, the Company recognized an impairment charge on an equity investment in an affordable housing fund which was considered to have other than temporary loss. The Company adjusted the basis (carrying value) of the security to reflect its fair value at the date of impairment recognizing a loss of $311. For year ending 2006, 2005 and 2004 the fund had an operating loss of $395, $386 and $34 respectively. The balance of the investment at December 31, 2006 and December 31, 2005 was $3.4 million and $3.8 million, respectively, and is included in other assets.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance and includes amortization of net deferred loan fees and costs over the loan term.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 91 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged- off at an earlier date if collection of principal or interest is considered doubtful.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for peer group information and other current factors including changes in underwriting standards, changes in products offered, rate and staffing changes, current economic conditions and experience history. The allowance is evaluated by management on a monthly basis.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature, such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method with an average useful lives ranging from five to forty years. Building and leasehold improvements are depreciated using the straight-line method over estimated useful lives not to exceed the lease term. Lease terms range up to ten years. Furniture, fixtures, and equipment are depreciated using the straight-line method with useful lives ranging from five to seven years. Maintenance and repairs are charged to expense as incurred, and improvements that extend the useful lives of assets are capitalized.

Company Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value (or the amount that can be realized).

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

Stock Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard resulted in a reduction of income before income taxes of $162, a reduction in net income of $95, a decrease in basic and diluted earnings per share of $.02 and $.02.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the years ending December 31.

	2005	2004
Net income as reported	$4,807	$5,075
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	205	179

Pro forma net income	$4,602	$4,896

Basic earnings per share as reported	$1.16	$1.18
Pro forma basic earnings per share	1.11	1.14
Diluted earnings per share as reported	1.13	1.16
Pro forma diluted earnings per share	1.08	1.12

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of shareholders’ equity. Compensation expense is based on the average market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares first reduces retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. During 2006 and 2005, 5,987 and 9,838 shares were forfeited. Per the provisions of the ESOP plan, forfeited shares were sold out of the plan and used to reduce the Company’s contribution resulting in a reduction of compensation expense in 2006 and 2005 of $140 and $165, respectively.

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

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

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment. See “Stock Compensation” above for further discussion of the effect of adopting this standard.

SAB 108: In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ending December 31, 2006.

Effect of Newly Issued But Not Yet Effective Accounting Standards: In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will result in an increase to retained earnings of $328 effective January 1, 2007.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on the financial statements.

NOTE 3—SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2006
Agency securities FNMA/FHLB notes	$13,982	$—	$(327)
Collaterized mortgage obligations	—	—	—
Federal National Mortgage Association	6	—	—
Government National Mortgage Association	1	—	—

Total debt securities	$13,989	—	(327)

Two FNMA notes totaling $10.0 million will mature in November, 2009. The remaining FNMA/FHLB notes will mature in 2013.

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2005
Agency securities FNMA/FHLB notes	$14,003	$—	$(287)
Collaterized mortgage obligations	—	—	—
Federal National Mortgage Association	8	—	—
Government National Mortgage Association	1	—	—

Total securities available for sale	$14,012	$—	$(287)

Sales of securities available-for-sale were as follows:

	2006	2005	2004
Proceeds from sales of securities	$—	$71	$10,556
Gross realized gains	$—	18	93

At year end 2006 and 2005, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The tax provision related to these net realized gains was $0, $7, and $38 respectively.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

Securities with unrealized losses at year-end 2006, which represent all debt securities held by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency securities FNMA/FHLB notes	$—	$—	$13,982	$(327)	$13,982	$(327)

Total temporary impaired	$—	$—	$13,982	$(327)	$13,982	$(327)

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

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

As of December 31, 2006, the Company had recorded $327 of unrealized losses on four agency securities. The unrealized losses relate principally to the general change in interest rate levels that has occurred since the securities purchase dates, and such unrecognized losses will continue to vary with general interest rate level fluctuations in the future. As management has the ability to hold these debt securities, classified as available for sale, until their forecasted recovery date which may be maturity, no declines are deemed to be other than temporary.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

NOTE 4—LOANS

Loans receivable consist of the following:

	2006	2005
One-to-four-family	$515,891	$559,193
Commercial real estate and multi-family	86,202	88,617
Construction loans	16,409	6,424
Home equity real estate secured loans	100,545	25,550
Consumer	2,944	3,016
Commercial	611	622
Land	20,108	8,033

Total	742,710	691,455
Allowance for loan losses	(4,670)	(4,691)
Net deferred loan costs	2,004	1,733

Loans receivable, net	$740,044	$688,497

At December 31, 2006, the Company has a total of $343.0 million in interest only mortgage loans and $77.8 million in loans with potential for negative amortization. At December 31, 2005, the Company had a total of $308.3 in interest only mortgage loans and $100.4 million in potentially negatively amortizing mortgage loans. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes the risk is mitigated through the company’s loan terms and underwriting standards, including its policies on loan-to-value ratios. At December 31, 2006 the home equity real estate secured loans includes $87.3 million of the Company’s Green account loans of which $84.3 million is secured by one-to-four-family loans, $1.3 million is secured by multi-family properties and $1.7 is secured by commercial properties. At December 31, 2005 this total includes $9.7 million secured by one-to-four- family properties.

Activity in the allowance for loan losses is summarized as follows:

	2006	2005	2004
Balance at beginning of year	$4,691	$4,430	$4,232
Loans charged off	(15)	(25)	(98)
Recoveries of loans previously charged off	18	36	58
Provision for loan losses	(24)	250	238

Balance at end of year	$4,670	$4,691	$4,430

Nonperforming loans were as follows:

	2006	2005
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	$1,952	$3

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

At December 31, 2006, the non-accrual loan of $2.0 million is considered impaired. The amount of allowance allocated is zero since no loss is expected. There were no loans individually classified as impaired loans in 2005. Other disclosures for impaired loans are not material for presentation.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	2006	2005
Land and improvements	$1,638	$1,638
Buildings	3,809	3,774
Furniture, fixtures, and equipment	3,191	3,135
Leasehold improvements	982	973

Total	9,620	9,520
Less accumulated depreciation and amortization	(4,710)	(4,340)

Premises and equipment, net	$4,910	$5,180

Depreciation expense was $461, $508, and $472 for 2006, 2005, and 2004.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2006 pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows, before considering renewal options that generally are present.

2007	$345
2008	345
2009	345
2010	242
2011	226
Thereafter	299

Total	$1,802

Total rent expense for the years ended December 31, 2006, 2005, and 2004 amounted to $347, $335, and $335.

NOTE 6—DEPOSITS

Certificate of deposit accounts with balances of $100 or more totaled $136.5 million and $107.4 million at December 31, 2006 and 2005, respectively. Brokered certificates of deposit were $21.7 million and $23.4 million at December 31, 2006 and 2005, respectively.

The scheduled maturities of time deposits at December 31, 2006 are as follows:

2007	$248,577
2008	29,038
2009	8,755
2010	2,113
2011	1,633

Total	$290,116

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

NOTE 7—FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2006, the interest rates on the Bank’s advances from the FHLB ranged from 2.24% to 5.40% with a weighted average rate of 4.64%. At December 31, 2005, the interest rates on the Bank’s advances from the FHLB ranged from 1.89% to 4.21% with a weighted average rate of 3.44%. The contractual maturities by year of the Bank’s advances are as follows:

	2006	2005
2006	$—	$50,000
2007	14,000	14,000
2008	45,000	20,000
2009	15,000	—
Overnight borrowings	77,200	80,200

Total advances	$151,200	$164,200

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At December 31, 2006 and 2005, the Bank’s advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $531,347 and $540,046, and the Bank’s investment of capital stock of FHLB of San Francisco of $9,794 and $8,523, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $133,473 at December 31, 2006.

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

During 2006, 2005 and 2004, 42,320 shares of stock with an average fair value $28.48, $26.32, and $23.46 per share were committed to be released, resulting in ESOP compensation expense of $970, $886, and $974. During 2006 and 2005, 5,987 and 9,838 shares were forfeited. Per the terms of the ESOP plan, the forfeited shares were sold out of the plan and the proceeds were used to reduce the Company’s contribution resulting in a reduction of compensation expense during 2006 and 2005 of $140 and $165, respectively. Shares held by the ESOP at December 31, 2006 and 2005 are as follows:

Shares held by the ESOP were as follows:

	2006	2005
Allocated shares to participants	183,191	149,210
Unearned shares	211,600	253,920

Total ESOP shares	394,791	403,130

Fair value of unearned shares at year end	$5,863	$6,909

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

NOTE 9—INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2006	2005	2004
Current tax provision
Federal	$1,734	$1,537	$3,106
State	631	519	1,049

	2,365	2,056	4,155
Deferred tax (benefit) expense
Federal	98	442	(209)
State	68	127	(60)

	166	569	(269)

	$2,531	$2,625	$3,886

NOTE 9—INCOME TAXES

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2006	2005	2004
Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	6.9	7.5	7.5
California housing fund investment	(4.1)	(4.4)	—
Bank owned life insurance	(2.9)	(3.1)	—
Other, net	1.0	1.3	1.9

Effective tax rates	34.9%	35.3%	43.4%

The components of the net deferred tax asset, included in other assets, are as follows:

	2006	2005
Deferred tax assets
Allowance for loan losses	$1,555	$1,520
Unrealized loss on securities available-for-sale	135	119
RRP Plan	150	195
SOP Plan	67	—
Deferred California tax	212	217
Investment in Partnership	126	158
Other	91	113

	2,336	2,322
Deferred tax liabilities
Deferred loan costs	(932)	(892)
FHLB stock dividends	(710)	(523)
Section 475 mark-to-market adjustment	(134)	(117)
Depreciation	(38)	(88)
Other	(233)	(262)

	(2,047)	(1,882)

Net deferred tax asset	$289	$440

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

At December 31, 2006 and 2005, the Company has a tax-related contingent liability of $437 related to the bad debt deduction for tax purposes.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end:

	Contract Amount December 31,
	2006	2005
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$2,766	$11,070
Unused lines of credit	49,551	32,604
Construction loans in process	3,592	3,576
Standby letters of credit	73	223

At December 31, 2006 and 2005, there were no fixed rate commitments to extend credit. Commitments to make loans are generally made for periods of 30 days or less.

Financial instruments that potentially subject the Bank to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, and loans. At December 31, 2006 and 2005 respectively, the Bank had deposit accounts with balances totaling approximately $4,044 and $3,384 held at Pacific Coast Bankers Bank and Bank of the West.

NOTE 11—REGULATORY CAPITAL MATTERS

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2006 and 2005, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Total capital (to risk- weighted assets)	$80,245	14.00%	$45,852	8.00%	$57,315	10.00%
Tier 1 capital (to risk- weighted assets)	75,576	13.19	22,926	4.00	34,389	6.00
Tier 1 (core) capital (to adjusted tangible assets)	75,576	9.35	32,338	4.00	40,422	5.00
December 31,2005
Total capital (to risk- weighted assets)	$76,345	15.57%	$39,214	8.00%	$49,018	10.00%
Tier 1 capital (to risk- weighted assets)	71,591	14.61	19,607	4.00	29,411	6.00
Tier 1 (core) capital (to adjusted tangible assets)	71,591	9.49	30,187	4.00	37,733	5.00

NOTE 11—MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met.

Dividend Restrictions—The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. At December 31, 2006, approximately $6.4 million was available to pay dividends to the holding company.

NOTE 12—EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) plan whereby substantially all employees participate in the plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions, to be determined annually by the Board of Directors, on the first 4% of the employee’s compensation contributed to the plan. Matching contributions vest to the employee at the end of the calendar year in which the contribution was made. For the years ended December 31, 2006, 2005, and 2004, expense attributable to the plan amounted to $115, $110, and $70.

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

NOTE 13—EMPLOYEE STOCK COMPENSATION

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $774, $729, and $674 for 2006, 2005 and 2004. The total income tax benefit was $251, $133, and $59.

RRP Plan: A Recognition and Retention Plan (RRP) provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value at date of grant. Pursuant to its 2003 stock-based incentive plan, total shares issuable under the plan are 211,600. See table below for the history of awarded and forfeited shares. There were 1,000 shares awarded during 2006. These shares vest over a five-year period. The unamortized cost of shares not yet earned (vested) is reported as a reduction of shareholders’ equity. Compensation expense for restricted stock awards totaled approximately $612, $729 and $674 for the years ended December 31, 2006, 2005 and 2004, respectively.

2003 Award	170,000
2003 Forfeitures	(10,000)
2004 Award	43,800
2004 Forfeitures	(2,000)
2005 Award	—
2005 Forfeitures	—
2006 Award	1,000
2006 Forfeitures	—
Available for award	8,800

Total shares in plan	211,600

As of December 31, 2006, there was $1,108 of total unrecognized compensation cost related to 90,080 nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $1,699, $1,025 and $605.

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

The fair value of options granted and pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Sept 12 2006	Jan 25 2005	April 21 2004	May 14 2004
Date of grant
Options granted	10,000	24,000	101,050	5,000
Estimated fair value of stock options granted	$4.94	$4.93	$3.36	$4.00
Assumptions used:
Risk-free interest rate	4.71%	3.71%	3.52%	3.92%
Expected option life	5 years	5 years	5 years	5 years
Expected stock price volatility	14.98%	18.50%	17.09%	19.25%
Dividend yield	2.18%	1.87%	2.07%	2.01%

A summary of the activity for 2006 in the SOP is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Beginning of year	504,500	$18.36
Granted	10,000	28.50
Exercised	(15,800)	19.40
Forfeited or expired	(7,000)	23.81

Outstanding at end of year	491,700	$18.46	6.67	$4,548,225

Options exercisable at year-end	256,690	$17.85	6.51	$2,530,963

Information related to the stock option plan during each year follows:

	2006	2005	2004
Intrinsic value of options exercised	$143	$33	$—
Cash received from option exercises	307	76	—
Tax benefit realized from option exercises	58	12	—

As of December 31, 2006, there was $550 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.15 years.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

NOTE 14—EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation follow.

	2006	2005	2004
Basic
Net income	$4,714	$4,807	$5,075

Weighted average common shares outstanding	4,088,126	4,134,151	4,292,473

Basic earnings per share	$1.15	$1.16	$1.18

Diluted
Net income	$4,714	$4,807	$5,075

Weighted average common shares outstanding for basic earnings per common share	4,088,126	4,134,151	4,292,473
Add: Dilutive effects of stock options	96,488	90,590	67,715
Add: Dilutive effects of stock awards	17,607	22,595	20,984

Average shares and dilutive potential common shares	4,202,221	4,247,336	4,381,171

Diluted earnings per common share	$1.12	$1.13	$1.16

Stock options for 10,000 shares of common stock were not considered in computing diluted earnings per common share for 2006 because they were antidilutive.

NOTE 15—RELATED PARTY TRANSACTIONS

The Company has granted loans to certain officers and directors and their related interests.

Activity in the loan accounts of officers and directors and their related interests follows for the year ended December 31, 2006:

Balance at beginning of year	$523
Loans originated	22
Principal repayments	(23)

Balance at end of year	$522

Deposits from principal officers, directors, and their related interests at year-end 2006 and 2005 were $2,592 and $2,897.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

NOTE 16—FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments consist of the following:

	December 31, 2006		December 31, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$13,995	$13,995	$13,873	$13,873
Interest-bearing deposits in other financial institutions	992	992	1,507	1,507
Securities available- for- sale	13,989	13,989	14,012	14,012
FHLB stock	9,794	9,794	8,523	8,523
Loans, net	740,044	739,918	688,497	688,411
Accrued interest receivable	3,958	3,958	2,968	2,968
Financial liabilities
Deposits	$570,543	$570,188	$508,156	$507,099
Federal Home Loan Bank Advances	151,200	150,313	164,200	162,221
Accrued interest payable	914	914	632	632

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

NOTE 17—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income components and related taxes were as follows:

	2006	2005	2004
Unrealized holding gains/(losses) on securities available for sale	$(40)	$(269)	$7
Reclassification adjustments for gains recognized in income	(—)	(18)	(93)

Net unrealized gains (losses)	(40)	(287)	(86)
Tax effect	16	119	(35)

Other comprehensive income (loss)	$(24)	$(168)	$(51)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

NOTE 18—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31
2006
Interest income	$10,309	$11,290	$12,012	$11,903
Interest expense	5,560	6,505	7,367	7,513

Net interest income	4,749	4,785	4,645	4,390
Provision for loan losses	71	112	(83)	(124)
Noninterest income	514	561	559	583
Noninterest expense	3,441	3,523	3,392	3,209

Income before income taxes	1,751	1,711	1,895	1,888
Income tax expense	639	589	640	663

Net income	$1,112	$1,122	$1,255	$1,225

Basic Earnings per share	$.27	$.28	$.31	$.30

Diluted Earnings per share	$.27	$.27	$.30	$.29

2005
Interest income	$8,285	$8,581	$9,176	$9,609
Interest expense	3,472	3,849	4,462	4,920

Net interest income	4,813	4,732	4,714	4,689
Provision for loan losses	80	172	(44)	42
Noninterest income	486	567	552	539
Noninterest expense	3,409	3,470	3,295	3,236

Income before income taxes	1,810	1,657	2,015	1,950
Income tax expense	661	586	661	717

Net income	$1,149	$1,071	$1,354	$1,233

Basic Earnings per share	$.27	$.26	$.33	$.30

Diluted Earnings per share	$.26	$.25	$.32	$.30

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

NOTE 19—PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
ASSETS
Cash and cash equivalents	$4,490	$2,712
Interest-bearing deposits in other financial institution	—	515
ESOP loan	2,539	3,047
Investment in bank subsidiary	75,383	71,423
Accrued interest receivable and other assets	90	96

Total assets	$82,502	$77,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$761	$24
Shareholders’ equity	81,741	77,769

Total liabilities and shareholders’ equity	$82,502	$77,793

CONDENSED STATEMENTS OF INCOME

For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Income
Dividends from subsidiary	$3,000	$5,000	$—
ESOP loan	167	195	228
Deposits in other financial institutions	93	112	150
Other income	—	18	—

Total income	3,260	5,325	378
Other Expenses
Other operating expense	222	252	212

Income before income taxes and equity in undistributed earnings of bank subsidiary	3,038	5,073	166
Income taxes	16	28	68

Income before equity in undistributed earnings of bank subsidiary	3,022	5,045	98
Equity in undistributed earnings of bank subsidiary	1,692	(238)	4,977

Net income	$4,714	$4,807	$5,075

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006, 2005, and 2004

(Amounts in thousands, except share and per share data)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$4,714	$4,807	$5,075
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	(1,692)	238	(4,977)
Realized gain on sales of securities available-for-sale, net	—	(18)	—
Change in other assets and liabilities	(374)	63	205

Net cash from operating activities	2,648	5,090	303
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	—	71	—
Decrease in other interest-bearing deposits	515	(9)	(5)
Purchase of securities	—	—	(35)

Net cash from investing activities	515	62	(40)
Cash flows from financing activities
Capital contribution to the subsidiary	(91)	(157)	(158)
ESOP loan payments	508	508	1,015
Purchase of treasury stock	(602)	(6,201)	(10,059)
Dividends paid	(1,933)	(2,230)	(1,827)

Net cash from financing activities	(1,385)	(8,080)	(11,029)

Net change in cash and cash equivalents	1,778	(2,928)	(10,766)
Beginning cash and cash equivalents	2,712	5,640	16,406

Ending cash and cash equivalents	$4,490	$2,712	$5,640

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No disclosure is required under this Item.

Item 9A. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2006, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2006, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, the annual report of management on the effectiveness of internal control over financial reporting and the attestation report there on issued by our registered public accounting firm are set forth below under “Management’s Report on Internal Control over Financial Reporting” and “Report of the Independent Registered Public Accounting firm.”

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers. The information concerning directors of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year. Information concerning the executive officers of the Company who are not directors is incorporated herein by reference from Part I of this Form 10K under the caption “Executive Officers of the Registrant Who Are Not Directors.”

Audit Committee Financial Expert. Information concerning the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2007, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics. The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics applies to all of the Company’s directors, officers and employees. A copy of the Company’s Code of Ethics was filed with the SEC as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2004. You may obtain a copy of the Code of Ethics free of charge from the Company by writing to the Corporate Secretary of the Company, 610 Bay Boulevard, Chula Vista, California 91910 or by calling (619) 691-9741. These documents are also available in the corporate governance section of the Company’s website at www.firstpactrustbancorp.com/corporate governance.

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

Nomination Procedures. There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Audit Committee Matters. The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Alvin L. Majors (Chairman), Kenneth W. Scholz, and Donald A. Whitacre, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Alvin L. Majors is an “audit committee financial expert” as defined in applicable SEC rules.

Item 11. Executive Compensation

The information concerning executive compensation required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders, except for information contained under the headings “Compensation Committee report on Executive Compensation, “Shareholder Return Performance Presentation” and “Report of the Audit Committee,” a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	690,300	$17.98	19,300	(1)
Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 10,500 shares available for future grants under First PacTrust Bancorp, Inc’s stock option plan and 8,800 shares available for future grants under First PacTrust Bancorp, Inc’s recognition and retention plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2007, except for information contained under the headings “Compensation Committee Report on Executive Compensation” and “Report of the Audit Committee”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The Company has six directors: Alvin L. Majors, Francis P. Burke, Kenneth W. Scholz, Donald M. Purdy, Donald A. Whitacre and Hans R. Ganz. The Board of Directors has determined that Directors Alvin L. Majors, Francis P. Burke, Kenneth W. Scholz, Donald M. Purdy and Donald A. Whitacre, who constitute a majority of the Board members, are “independent directors” as defined in the Nasdaq listing standards. All the members of the Company’s standing Audit/Compliance, Compensation and Nominating Committees are independent under these standards and the independence standards set for each of those committees in their charters. These committee charters are available on the Company’s website at www.pacifictrustbank.com.

Item 14. Principal Accountant Fees and Services

(a)	Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 18, 2007 (excluding the information contained and the heading of “Report of the Audit/Compliance Committee”). A copy of such will be filed no later than 120 days after December 31, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data
(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3)	Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

10.2	Severance Agreement with Melanie Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

10.7	Named Executive Officers Salary and Bonus Arrangements for 2007 and Director Fee Arrangements for 2007.	10.7

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Chizek and Company LLP	23.0

24.0	Power of Attorney, included in signature pages	24.0

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.0	Section 1350 of The Sarbanes-Oxley Act Certification	32

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.
**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31,2005.
(b)	Exhibits—Included, see list in (a)(3).
(c)	Financial Statement Schedules—None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: February 28, 2007	By:	/s/ HANS R. GANZ
Hans R. Ganz, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ HANS R. GANZ	/S/ ALVIN L. MAJORS
Hans R. Ganz, President, Chief Executive Officer and Director	Alvin L. Majors, Chairman of the Board

/S/ FRANCIS P. BURKE	/S/ KENNETH W. SCHOLZ
Francis P. Burke, Director	Kenneth W. Scholz, Director

/S/ DONALD M. PURDY	/S/ DONALD A. WHITACRE
Donald M. Purdy, Director	Donald A. Whitacre, Director

/S/ REGAN J. LAUER
Regan J. Lauer, Senior Vice President/Controller (Principal Financial and Accounting Officer)