Form 10-Q
period 2007-03-31
FIRST PACTRUST BANCORP INC
filed 2007-05-04
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 3, 2007 the Registrant had 4,403,783 outstanding shares of common stock.

FIRST PACTRUST BANCORP, INC.

Form 10-Q Quarterly Report

Index

		Page
PART I - Financial Information

Item 1
	Financial Statements	4
Item 2
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3
	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4
	Controls and Procedures	15

PART II - Other Information

Item 1
	Legal Proceedings	16
Item 1A
	Risk Factors	16
Item 2
	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3
	Defaults Upon Senior Securities	16
Item 4
	Submission of Matters to a Vote of Security Holders	16
Item 5
	Other Information	17
Item 6
	Exhibits	17

SIGNATURES		18

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$6,279	$6,934
Federal funds sold	3,025	245
Interest-bearing deposits	9,320	6,816

Total cash and cash equivalents	18,624	13,995
Interest-bearing deposit in other financial institution	992	992
Securities available-for-sale	14,086	13,989
Federal Home Loan Bank stock, at cost	8,679	9,794
Loans receivable, net of allowance of $4,653 at March 31, 2007 and $4,670 at December 31, 2006	715,775	740,044
Accrued interest receivable	3,575	3,958
Premises and equipment, net	4,893	4,910
Bank owned life insurance investment	16,503	16,349
Other assets	4,651	4,312

Total assets	$787,778	$808,343

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$15,859	$14,362
Interest-bearing	563,038	556,181

Total deposits	578,897	570,543
Advances from Federal Home Loan Bank	121,200	151,200
Accrued expenses and other liabilities	4,525	4,859

Total liabilities	704,622	726,602

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	66,333	65,940
Retained earnings	42,601	41,993
Treasury stock, at cost (March 31, 2007 - 1,028,942 shares, December 31, 2006 - 1,039,246 shares)	(23,282)	(23,515)
Unearned Employee Stock Ownership Plan shares (March 31, 2007—201,020 shares, December 31, 2006 - 211,600 shares)	(2,412)	(2,539)
Accumulated other comprehensive loss	(138)	(192)

Total shareholders’ equity	83,156	81,741

Total liabilities and shareholders’ equity	$787,778	$808,343

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income

(In thousands of dollars except per share data)

(Unaudited)

	Three months ended March 31,
	2007	2006
Interest and dividend income
Loans, including fees	$11,608	$10,002
Securities	157	157
Dividends and other interest-earning assets	173	150

Total interest income	11,938	10,309

Interest expense
Deposits	5,893	3,999
Federal Home Loan Bank advances	1,556	1,561

Total interest expense	7,449	5,560

Net interest income	4,489	4,749
Provision/(reduction) for loan losses	(16)	71

Net interest income after provision for loan losses	4,505	4,678

Noninterest income
Customer service fees	377	328
Mortgage loan prepayment penalties	30	28
Income from bank owned life insurance	169	154
Other income	4	4

Total noninterest income	580	514

Noninterest expense
Salaries and employee benefits	1,970	1,853
Occupancy and equipment	453	466
Advertising	100	104
Professional fees	128	184
Stationary, supplies, and postage	121	110
Data processing	221	215
ATM costs	114	121
Operating loss on equity investment	86	98
Other general and administrative	305	290

Total noninterest expense	3,498	3,441

Income before income taxes	1,587	1,751
Income tax expense	549	639

Net income	$1,038	$1,112

Comprehensive income	$1,092	$1,001

Earnings per share
Basic	$.25	$.27

Diluted	$.25	$.27

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,038	$1,112
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization on securities	(5)	(5)
Provision for loan losses	(16)	71
Depreciation and amortization	103	124
Federal Home Loan Bank stock dividends	(144)	(100)
Bank owned life insurance income	(169)	(154)
Employee stock ownership plan compensation expense	289	300
Stock award compensation expense	172	100
Stock option compensation expense	78	31
Operating loss on equity investment	86	98
Deferred income tax (benefit)/expense	(288)	(113)
Interest capitalized on negative amortizing loans	(493)	(348)
Net change in:
Deferred loan fees	84	11
Accrued interest receivable	383	(241)
Other assets	314	(64)
Accrued interest payable and other liabilities	(480)	(644)

Net cash provided by operating activities	952	178

CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and principal collections, net	24,694	(19,231)
Increase in other interest bearing deposits	—	(5)
Redemption of Federal Home Loan Bank stock	1,259	—
Funding of equity investment	—	(1,031)
Additions to premises and equipment	(86)	(17)

Net cash provided by investing activities	25,867	(20,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	8,354	16,827
Net change in Federal Home Loan Bank open line	(22,000)	16,200
Repayments of Federal Home Loan Bank advances	(8,000)	(10,000)
Purchase of treasury stock	—	(30)
Exercise of stock options	214	23
Dividends paid on common stock	(758)	(603)

Net cash provided by financing activities	(22,190)	22,417

Net change in cash and cash equivalents	4,629	2,311

Cash and cash equivalents at beginning of period	13,995	13,873

Cash and cash equivalents at end of period	$18,624	$16,184

Supplemental disclosures of cash flow information
Adjustment to adopt FIN 48	$328	$—

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2006	$54	$66,127	$39,962	$(23,293)	$(3,047)	$(1,866)	$(168)	$77,769
Comprehensive income:
Net income	—	—	4,714	—	—	—	—	4,714
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(24)	(24)

Total comprehensive income								4,690

ESOP forfeitures used to reduce ESOP contribution	—	26	—	—	—	—	—	26
Options exercised	—	8	—	357	—	—	—	365
Stock option compensation expense	—	162	—	—	—	—	—	162
Stock awards earned	—	612	—	—	—	—	—	612
Issuance of stock awards	—	(23)	—	23	—	—	—	—
Purchase of 20,708 shares of treasury stock	—	—	—	(602)	—	—	—	(602)
Employee stock ownership plan shares earned	—	701	—	—	508	—	—	1,209
Tax benefits of RRP shares vesting	—	193	—	—	—	—	—	193
Dividends declared ($.63 per share)	—	—	(2,683)	—	—	—	—	(2,683)
Transferred to APIC (stock awards)	—	(1,866)	—	—	—	1,866	—	—

Balance at December 31, 2006	$54	$65,940	$41,993	$(23,515)	$(2,539)	$—	$(192)	$81,741

Adjustment to adopt FIN 48	—	—	328	—	—	—	—	328
Comprehensive income:
Net income	—	—	1,038	—	—	—	—	1,038
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	54	54

Total comprehensive income								1,092

Options exercised	—	(19)	—	233	—	—	—	214
Stock option compensation expense	—	78	—	—	—	—	—	78
Stock awards earned	—	172	—	—	—	—	—	172
Employee stock ownership plan shares earned	—	162	—	—	127	—	—	289
Dividends declared ($.18 per share)	—	—	(758)	—	—	—	—	(758)

Balance at March 31, 2007	$54	$66,333	$42,601	$(23,282)	$(2,412)	$—	$(138)	$83,156

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(amounts in thousands of dollars)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) and its wholly owned subsidiary Pacific Trust Bank (the Bank) as of March 31, 2007 and December 31, 2006 and for the three month periods ended March 31, 2007 and March 31, 2006. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The December 31, 2006 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the disclosures required by U.S. generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2007. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Summary of Significant Accounting Policies

Nature of Operations: The only business of the Company is the ownership of the Bank. The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (FHLB) system and with the Federal Deposit Insurance Corporation. The Bank is engaged in the business of retail banking, with operations conducted through its main office and eight branches located in San Diego and Riverside counties. There are no significant concentrations of loans to any one industry or customer. However, the customer’s ability to repay their loans is dependent on the real estate market and general economic conditions in the area.

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

New Accounting Pronouncements: The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

As a result of adoption, the Company recognized an increase to deferred tax assets of $328 for uncertain tax positions. This amount was accounted for by increasing the beginning balance of retained earnings on the balance sheet. After recording the cumulative effect, at the beginning of 2007 the Company had approximately $109 of total gross unrecognized tax benefits at March 31, 2007. Of this total, $109 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2002 and for all state income taxes through 2000. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at March 31, 2007.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). The Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The task forces agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The task force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The task force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual—life by individual life policy. The task force also noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy shall be included in the amount that could be realized under the insurance contract. The issue should be effective for fiscal years beginning after December 15, 2006, but early adoption is permitted. The adoption of this standard did not have a material impact on the financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this standard.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows companies to record certain financial assets and liabilities at full fair value if they so choose. This statement was issued to mitigate volatility in reporting earnings caused by an accounting model using multiple measurement attributes. The effective date is the beginning of the first fiscal year after November 15, 2007. Early adoption must be made within 120 days of the beginning of the fiscal year of adoption. Early adoption also requires the adoption of the requirements of Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact of the adoption of this standard.

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

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. Dividends on allocated and/or unearned shares first reduce accrued interest and second reduce principal.

Note 4 – Employee Stock Compensation

Stock Options

A Stock Option Plan (“SOP”) provides for issue of options to directors, officers, and employees. The Company adopted the SOP in April of 2003 under the terms of which up to 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period beginning on their one year anniversary after the date of grant. The options expire ten years from the date of grant. As of March 31, 2007 the Company had 474,396 options outstanding, after 10,304 options were exercised during the three months ended March 31, 2007. There were no options granted during the three months ended March 31, 2007, however, 7,000 options were forfeited during the period.

The following table represents stock option activity for the three months ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	491,700	$18.46
Granted	—	—
Exercised	(10,304)	$17.19		$89,748
Forfeited or expired	(7,000)	$25.27

Outstanding at end of period	474,396	$18.39	6.31	$3,562,714

Options exercisable at end of period	250,186	$18.00	6.21	$1,976,469

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. SFAS 123(R) requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5% for senior management and the board of directors and 36% for all other employees. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. The Company recorded stock compensation expense of $78 and $31as salary and employee benefits expense during the three months ended March 31, 2007 and March 31, 2006 respectively. As of March 31, 2007, there was a total of $438 of total unrecognized compensation cost related to 224,210 nonvested options in the plan.

Options outstanding at March 31, 2007 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17 - $22	449,396	6.22	17.91	241,586	17.70
$22 - $25	—	—	—	—	—
$25 - $29	25,000	8.08	26.86	8,600	26.45

Outstanding at year end	474,396			250,186

Recognition and Retention Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Pursuant to its 2003 stock-based incentive plan, the Company awarded 214,800 shares of RRP awards since inception of the plan. There were no shares granted during the three months ended March 31, 2007. There were no shares forfeited in 2006 or during the first quarter of 2007. Compensation expense for RRP awards totaled approximately $172 for the three months ended March 31, 2007 and $100 for the three months ended March 31, 2006. As of March 31, 2007, there was a total of $937 unrecognized compensation cost related to 90,080 nonvested RRP awards granted under the plan.

As described in Note 13 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the plan allows for the issuance of RRP awards that may not be sold or otherwise transferred until the restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally one to five years). The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest and then amortized over the vesting period.

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

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Basic
Net income	$1,038	$1,112

Weighted average common shares outstanding	4,141,252	4,061,343

Basic earnings per share	$.25	$.27

Diluted
Net income	$1,038	$1,112

Weighted average common shares outstanding for basic earnings per common share	4,141,252	4,061,343
Add: Dilutive effects of stock options	78,826	94,953
Add: Dilutive effects of stock awards	11,170	19,707

Average shares and dilutive potential common shares	4,231,248	4,176,003

Diluted earnings per common share	$.25	$.27

Stock options for 5,000 and 10,000 shares of common stock were not considered in computing diluted earnings per common share for the period ending March 31, 2007 and 2006 because they were anti-dilutive.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at March 31, 2007 to its financial condition at December 31, 2006 and the results of operations for the three month period ended March 31, 2007 to the same period in 2006. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

The Company’s total assets decreased 2.5%, to $787.8 million at March 31, 2007 from $808.3 million at December 31, 2006. The decrease primarily reflected the reduction in the balance of loans receivable in the amount of $24.2 million.

Net loans receivable decreased by $24.2 million, or 3.3%, to $715.8 million at March 31, 2007 from $740.0 million at December 31, 2006. The decrease in loans resulted primarily from repayments exceeding loan originations during the period. One-to four- family loans decreased $30.2 million, multifamily loans decreased $5.4 million and home equity loans decreased $1.1 million during the three months ended March 31, 2007 due to loan payoffs experienced during the quarter. In order to prevent further margin compression, the bank has not been pursuing one-to four- family loan originations. Loan production was $34.8 million for the quarter and was primarily attributable to growth of the Company’s Green account transactional flexible mortgage loan product which increased $9.9 million. Commercial real estate loans increased $1.6 million and consumer loans increased $165,000. At March 31, 2007, the Company has a total of $330.4 million in interest only mortgage loans and $67.8 million in loans with potential for negative amortization. At December 31, 2006, the Company has a total of $343.0 million in interest only mortgage loans and $77.8 million in loans with potential for negative amortization. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

Securities classified as available-for-sale of $14.1 million at March 31, 2007 increased $97,000 from December 31, 2006 due to an increase in the market value of agency securities.

Total deposits increased by $8.4 million, or 1.5%, to $578.9 million at March 31, 2007 from $570.5 million at December 31, 2006. Deposits increased as a result of continued competitive pricing and marketing efforts and primarily reflected growth in money market accounts. Money market accounts increased $14.8 million, or 8.7%, to $184.5 million, chiefly in the Company’s indexed money market account due to competitive rate terms. Savings accounts increased $1.1 million or 2.4%. Certificate of deposit accounts decreased $7.8 million, or 2.7%, to $282.3 million and NOW accounts decreased $1.2 million, or 2.3% to $51.7 million due to customers shifting their funds into higher yielding products of the Company. Due to the increase in retail deposit balances the Bank became less reliant on wholesale funding including Federal Home Loan Bank advances, which decreased $30.0 million, and brokered certificates of deposit, which decreased $15.1 million.

Equity increased $1.5 million to $83.2 million at March 31, 2007 from $81.7 million at December 31, 2006. The net increase resulted primarily from net income of $1.0 million, an increase in retained earnings in the amount of $328,000 resulting from the adoption of the new accounting standard FIN 48, ESOP shares earned of $289,000, the exercise of stock options of $214,000 and stock awards earned of $172,000. The payment of dividends during the quarter resulted in a decrease to equity in the amount of $758,000.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

General. Net income for the three months ended March 31, 2007 was $1.0 million, reflecting a $74,000, or 6.7% decrease over last year’s quarter. The decrease resulted from the fluctuations described below.

Interest income. Interest income increased by $1.6 million, or 15.8%, to $11.9 million for the three months ended March 31, 2007 from $10.3 million for the three months ended March 31, 2006. The primary factor for the increase in interest income was an increase in the average balance of loans receivable of $30.9 million, or 4.4%, from $699.8 million for the three months ended March 31, 2006 to $730.7 million for the three months ended March 31, 2007. The increase was primarily the result of loan originations exceeding repayments for the three months ended March 31, 2007. In addition, the average yield on loans receivable increased 63 basis points from 5.72% for the three months ended March 31, 2006 to 6.35% for the three months ended March 31, 2007 reflecting the overall increase in interest rates compared to the prior period.

The Company currently has a balance of loans with the potential for negative amortization of $67.8 million at March 31, 2007. Capitalized interest recognized in earnings that resulted from negative amortization within the portfolio totaled $493,000 or 4.3% of loan interest income for the three month period ended March 31, 2007 and $348,000 or 3.5% of loan interest income for the three month period ended March 31, 2006.

Interest income on securities of $157,000 for the three months ended March 31, 2007 remained consistent with the same period from the prior year. The average yield on the securities portfolio was also consistent at 4.39% for the three months ended March 31, 2007 and 2006.

Interest income on other interest-earning assets increased $23,000 to $173,000 for the three months ended March 31, 2007 from $150,000 for the three months ended March 31, 2006 primarily due to increased FHLB stock dividends resulting from higher dividend rates paid in 2007.

Interest Expense. Interest expense increased $1.9 million or 34.0%, to $7.4 million for the three months ended March 31, 2007. Interest expense on deposits increased $1.9 million, or 47.4%, to $5.9 million for the three months ended March 31, 2007 from $4.0 million for the same period in 2006. This resulted from a 96 basis point increase in the Company’s cost of funds due to an increase in short term interest rates as well as a $62.7 million increase in the average balance of deposits from $498.1 million for the three months ended March 31, 2006 to $560.8 million for the three months ended March 31, 2007. The average balance of deposits increased as a result of continued competitive pricing and marketing efforts. Interest expense on Federal Home Loan Bank advances essentially remained unchanged, however, the average balance of Federal Home Loan Bank advances decreased $34.3 million resulting from increased deposit balances and decreased loan balances. Although Federal Home Loan Bank advances substantially decreased during the period ended March 31, 2007 the average rate paid on FHLB advances increased 90 basis points from the same period ended March 31, 2006.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before provision for loan losses decreased $260,000, or 5.5%, to $4.5 million for the three months ended March 31, 2007 from $4.7 million for the three months ended March 31, 2006. Due to the continued flat yield curve environment, the Company’s margins continue to further tighten with the net interest spread decreasing 32 basis points to 2.00%, and the net interest margin decreasing 24 basis points to 2.35%.

Provision for Loan Losses. A negative provision of $16,000 and a provision of $71,000 were made for the three months ended March 31, 2007 and 2006 respectively. A negative provision was made during the quarter as a result of decreased loan balances, a continued low level of charge-offs and loan delinquencies, adjustments made for current peer ratios, and changes in other economic factors affecting the loan loss analysis. The allowance for loan losses as a percentage of loans outstanding was .65% at March 31, 2007 compared to .67% at March 31, 2006.

Provisions of loan losses were made at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogenous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, and classified loans, are evaluated individually for impairment.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2007 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $66,000, or 12.8% to $580,000 for the three months ended March 31, 2007 primarily due to increased customer service fees of $49,000. During the third quarter of 2006, the Company adjusted various customer service fees resulting in increased service fee income compared to the prior period. Additionally, bank owned life insurance income increased $15,000 to $169,000 for the three months ended March 31, 2007 from $154,000 for the same period ended March 31, 2006 due to improved performance of the investment.

Noninterest Expense. Noninterest expense increased $57,000, or 1.7%, to $3.5 million for the three months ended March 31, 2007. This net increase was primarily the result of a $117,000 increase in salaries and employee benefit expenses and a decrease in professional fees of $56,000.

Salaries and employee benefits expense of $2.0 million for the three months ended March 31, 2007 was $117,000 or 6.3% higher than for the same quarter of the prior year due to increased stock compensation expense. Total salaries and benefit expenses represented 56.3% and 53.9% of total noninterest expense for the three months ended March 31, 2007 and March 31, 2006, respectively.

Professional fees decreased $56,000, or 30.4%, to $128,000 for the three months ended March 31, 2007 from $184,000 for the three months ended March 31, 2006 primarily due to decreased legal fees incurred in 2007.

Income Tax Expense. Income tax expense decreased $90,000 to $549,000 for the three months ended March 31, 2007. This decrease was primarily the result of lower pre-tax income. The effective tax rate was 34.6% and 36.5% for periods ending March 31, 2007 and 2006, respectively.

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

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At March 31, 2007, the total approved loan origination commitments outstanding amounted to $4.1 million. At the same date, unused lines of credit were $53.3 million and outstanding letters of credit totaled $73,000. There were no securities scheduled to mature in one year or less at March 31, 2007. Certificates of deposit scheduled to mature in one year or less at March 31, 2007, totaled $246.2 million. Although the average cost of deposits has increased during the first quarter of 2007, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at March 31, 2007 to borrow an additional $161.7 million from the Federal Home Loan Bank of San Francisco as well as $10.0 million from Pacific Coast Bankers Bank and $2.0 million from Bank of the West as funding sources to meet commitments and for liquidity purposes. The Bank has Federal Home Loan Bank advances of $66.2 million maturing within the next 12 months.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $77.4 million at March 31, 2007, or 9.8% of total assets on that date. As of March 31, 2007, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank’s regulatory capital ratios at March 31, 2007 were as follows: core capital 9.84%; Tier 1 risk-based capital, 13.79%; and total risk-based capital, 14.61%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. Increases in interest rates would be expected to have a negative impact on the Bank’s operating results. As of December 31, 2006, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 2% increase in interest rates was a decrease of 164 basis points and would result in a $15.9 million decrease in the NPV of the Bank. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2006, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. The net portfolio value analysis was unable to produce results for the minus 300 basis point scenario for the quarter ended December 31, 2006.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$75,489	(26,909)	(26)%	9.44%	(284)bp
+ 200 bp	86,485	(15,914)	(16)%	10.65%	(164)bp
+ 100 bp	95,134	(7,265)	(7)%	11.55%	(74)bp
0 bp	102,399	—	—	12.29%	0 bp
- 100 bp	104,127	1,729	2%	12.43%	14 bp
- 200 bp	106,446	4,047	4%	12.63%	35 bp

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

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2007 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended March 31, 2007 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
01/1/07-01/31/07	—	—	—	0
02/1/07-02/28/07	—	—	—	0
03/1/07-03/31/07	—	—	—	0

As of May 25, 2006, the buyback plan totaling 225,000 shares that was authorized by the Company’s board of directors on May 24, 2005 expired. A total of 152,559 shares were purchased under this authorized buyback plan. As of March 31, 2007, a new buyback plan has not been approved by the Company’s board of directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	None

(b)	None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

10.2	Severance Agreement with Melanie Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

10.7	Named Executive Officers Salary and Bonus Arrangements for 2005 and Director Fee Arrangements for 2005.	****

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Chizek and Company LLP	****

24.0	Power of Attorney, included in signature pages	****

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.0	Section 1350 Certification – Chief Executive Officer and Chief Financial Officer	32

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.
**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2003.
(b)	Exhibits – Included, see list in (a)(3).
(c)	Financial Statement Schedules - None
****	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2006.
(a)	Exhibits – Included, see list in (a)(3).
(b)	Financial Statement Schedules - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: May 4, 2007	/s/ Hans R. Ganz
Hans R. Ganz
President and Chief Executive Officer

Date: May 4, 2007	/s/ Regan Lauer
Regan Lauer
Senior Vice President/ Controller
(Principal Financial and Accounting Officer)