Form 10-Q
period 2007-06-30
FIRST PACTRUST BANCORP INC
filed 2007-08-03
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 16, 2007 the Registrant had 4,403,783 outstanding shares of common stock.

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

ITEM 1—FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$6,593	$6,934
Federal funds sold	2,105	245
Interest-bearing deposits	7,427	6,816

Total cash and cash equivalents	16,125	13,995
Interest-bearing deposit in other financial institution	992	992
Securities available-for-sale	13,976	13,989
Federal Home Loan Bank stock, at cost	6,660	9,794
Loans receivable, net of allowance of $4,571 at June 30, 2007 and $4,670 at December 31, 2006	701,627	740,044
Accrued interest receivable	3,481	3,958
Premises and equipment, net	4,917	4,910
Bank owned life insurance investment	16,693	16,349
Other assets	4,681	4,312

Total assets	$769,152	$808,343

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$15,776	$14,362
Interest-bearing	567,207	556,181

Total deposits	582,983	570,543
Advances from Federal Home Loan Bank	97,500	151,200
Accrued expenses and other liabilities	5,227	4,859

Total liabilities	685,710	726,602
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	66,847	65,940
Retained earnings	42,623	41,993
Treasury stock, at cost (June 30, 2007—1,041,217 shares, December 31, 2006—1,039,246 shares)	(23,592)	(23,515)
Unearned Employee Stock Ownership Plan shares (June 30, 2007—190,440 shares, December 31, 2006—211,600 shares)	(2,285)	(2,539)
Accumulated other comprehensive loss	(205)	(192)

Total shareholders’ equity	83,442	81,741

Total liabilities and shareholders’ equity	$769,152	$808,343

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income

(In thousands of dollars except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$10,985	$10,970	$22,593	$20,972
Securities	157	157	314	314
Dividends and other interest-earning assets	155	163	328	313

Total interest income	11,297	11,290	23,235	21,599
Interest expense
Deposits	5,999	4,571	11,892	8,570
Federal Home Loan Bank advances	1,152	1,934	2,708	3,495

Total interest expense	7,151	6,505	14,600	12,065

Net interest income	4,146	4,785	8,635	9,534
(Negative) provision for loan losses	(74)	112	(90)	183

Net interest income after provision for loan losses	4,220	4,673	8,725	9,351
Noninterest income
Customer service fees	422	334	799	662
Mortgage loan prepayment penalties	7	60	37	88
Income from bank owned life insurance	195	162	364	316
Other income	5	5	9	9

Total noninterest income	629	561	1,209	1,075
Noninterest expense
Salaries and employee benefits	1,942	1,956	3,912	3,809
Occupancy and equipment	462	419	915	885
Advertising	92	98	192	202
Professional fees	131	44	259	228
Stationary, supplies, and postage	124	101	245	211
Data processing	263	221	484	436
ATM costs	126	136	240	257
Operating loss on equity investment	86	99	172	197
Other general and administrative	450	449	755	739

Total noninterest expense	3,676	3,523	7,174	6,964

Income before income taxes	1,173	1,711	2,760	3,462
Income tax expense	373	589	922	1,228

Net income	$800	$1,122	$1,838	$2,234

Comprehensive income	$733	$1,048	$1,825	$2,049

Earnings per share
Basic	$.19	$.28	$.44	$.55

Diluted	$.19	$.27	$.43	$.53

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,838	$2,234
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization on securities	(9)	(10)
(Negative) provision for loan losses	(90)	183
Depreciation and amortization	218	241
Federal Home Loan Bank stock dividends	(253)	(206)
Bank owned life insurance income	(364)	(316)
Employee stock ownership plan compensation expense	559	608
Stock award compensation expense	343	270
Stock option compensation expense	158	62
Operating loss on equity investment	172	197
Deferred income tax (benefit)/expense	(251)	(1)
Interest capitalized on negative amortizing loans	(917)	(746)
Net change in:
Deferred loan fees	(187)	44
Accrued interest receivable	477	(565)
Other assets	367	116
Accrued interest payable and other liabilities	244	(70)

Net cash provided by operating activities	2,305	2,041
CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and principal collections, net	39,611	(65,837)
Increase in other interest bearing deposits	—	515
Purchase of Federal Home Loan Bank stock	—	(1,075)
Proceeds from maturities and principal repayment of securities available-for-sale	—	1
Redemption of Federal Home Loan Bank stock	3,387	—
Funding of equity investment	(56)	(1,077)
Additions to premises and equipment	(225)	(115)

Net cash provided by investing activities	42,717	(67,588)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,440	30,887
Net change in Federal Home Loan Bank open line	(40,700)	45,600
Repayments of Federal Home Loan Bank advances	(13,000)	(10,000)
Purchase of treasury stock	(310)	(435)
Exercise of stock options	214	91
Dividends paid on common stock	(1,536)	(1,245)

Net cash provided by financing activities	(42,892)	64,898

Net change in cash and cash equivalents	2,130	(649)

Cash and cash equivalents at beginning of period	13,995	13,873

Cash and cash equivalents at end of period	$16,125	$13,224

Supplemental disclosures of cash flow information Adjustment to adopt FIN 48	$328	$—

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2006	$54	$66,127	$39,962	$(23,293)	$(3,047)	$(1,866)	$(168)	$77,769
Comprehensive income:
Net income	—	—	4,714	—	—	—	—	4,714
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(24)	(24)

Total comprehensive income								4,690

ESOP forfeitures used to reduce ESOP contribution	—	26	—	—	—	—	—	26
Options exercised	—	8	—	357	—	—	—	365
Stock option compensation expense	—	162	—	—	—	—	—	162
Stock awards earned	—	612	—	—	—	—	—	612
Issuance of stock awards	—	(23)	—	23	—	—	—	—
Purchase of 20,708 shares of treasury stock	—	—	—	(602)	—	—	—	(602)
Employee stock ownership plan shares earned	—	701	—	—	508	—	—	1,209
Tax benefits of RRP shares vesting	—	193	—	—	—	—	—	193
Dividends declared ($.63 per share)	—	—	(2,683)	—	—	—	—	(2,683)
Transferred to APIC (stock awards)	—	(1,866)	—	—	—	1,866	—	—

Balance at December 31, 2006	$54	$65,940	$41,993	$(23,515)	$(2,539)	$—	$(192)	$81,741

Adjustment to adopt FIN 48	—	—	328	—	—	—	—	328
Comprehensive income:
Net income	—	—	1,838	—	—	—	—	1,838
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(13)	(13)

Total comprehensive income								1,825

Options exercised	—	(19)	—	233	—	—	—	214
Stock option compensation expense	—	158	—	—	—	—	—	158
Stock awards earned	—	343	—	—	—	—	—	343
Purchase of 12,275 shares of treasury stock	—	—	—	(310)	—	—	—	(310)
Employee stock ownership plan shares earned	—	305	—	—	254	—	—	559
Tax Benefits of RRP Shares Vesting	—	120	—	—	—	—	—	120
Dividends declared ($.37 per share)	—	—	(1,536)	—	—	—	—	(1,536)

Balance at June 30, 2007	$54	$66,847	$42,623	$(23,592)	$(2,285)	$—	$(205)	$83,442

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) and its wholly owned subsidiary Pacific Trust Bank (the Bank) as of June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007 and June 30, 2006. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

As a result of adoption, the Company recognized an increase to deferred tax assets of $328,000 for uncertain tax positions. This amount was accounted for by increasing the beginning balance of retained earnings on the balance sheet. After recording the cumulative effect at the beginning of 2007 the Company had approximately $109,000 of total gross unrecognized tax benefits at June 30, 2007. Of this total, $109,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at June 30, 2007.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). The Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The task forces agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The task force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The task force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual—life by individual life policy. The task force also noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy shall be included in the amount that could be realized under the insurance contract. The issue was effective for fiscal years beginning after December 15, 2006, but early adoption is permitted. The adoption of this standard did not have a material impact on the financial statements.

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

Note 4 – Employee Stock Compensation

Stock Options

A Stock Option Plan (“SOP”) provides for issue of options to directors, officers, and employees. The Company adopted the SOP in April of 2003 under the terms of which up to 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period beginning on their one year anniversary after the date of grant. The options expire ten years from the date of grant. As of June 30, 2007 the Company had 474,396 options outstanding, after 10,304 options were exercised during the six months ended June 30, 2007. There were no options granted during the six months ended June 30, 2007, however, 7,000 options were forfeited during the period.

The following table represents stock option activity for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	491,700	$18.46
Granted	—	—
Exercised	(10,304)	$17.19		$80,268
Forfeited or expired	(7,000)	$25.27

Outstanding at end of period	474,396	$18.39	6.15	$3,126,270

Options exercisable at end of period	342,686	$17.97	6.04	$2,402,229

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. SFAS 123(R) requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5% for senior management and the board of directors and 36% for all other employees. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. The Company recorded stock compensation expense of $158,000 and $63,000 as salary and employee benefits expense during the six months ended June 30, 2007 and 2006 respectively. As of June 30, 2007, there was $375,000 of unrecognized compensation cost related to 131,710 nonvested options in the plan.

Options outstanding at June 30, 2007 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17 - $22	449,396	6.05	17.91	334,086	17.75
$22 - $25	—	—	—	—	—
$25 - $29	25,000	7.92	26.86	8,600	26.45

Outstanding at period end	474,396			342,686

Recognition and Retention Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Pursuant to its 2003 stock-based incentive plan, the Company awarded 214,800 shares of RRP awards since inception of the plan. There were no shares granted during the six months ended June 30, 2007. There were no shares forfeited in 2006 or during the first and second quarter of 2007. Compensation expense for RRP awards totaled approximately $343,000 for the six months ended June 30, 2007 and $270,000 for the six months ended June 30, 2006. As of June 30, 2007, there was a total of $765,000 unrecognized compensation cost related to 50,720 nonvested RRP awards granted under the plan.

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

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Basic
Net income	$800	$1,122	$1,838	$2,234

Weighted average common shares outstanding	4,160,950	4,076,149	4,151,155	4,068,787

Basic earnings per share	$.19	$.28	$.44	$.55

Diluted
Net income	$800	$1,122	$1,838	$2,234

Weighted average common shares outstanding for basic earnings per common share	4,160,950	4,076,149	4,151,155	4,068,787
Add: Dilutive effects of stock options	66,482	98,125	73,755	96,202
Add: Dilutive effects of stock awards	7,818	19,374	9,439	20,116

Average shares and dilutive potential common shares	4,235,249	4,193,647	4,234,349	4,185,105

Diluted earnings per common share	$.19	$.27	$.43	$.53

Stock options for 25,000 and 0 shares of common stock were not considered in computing diluted earnings per common share for the period ending June 30, 2007 and 2006 because they were anti-dilutive.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at June 30, 2007 to its financial condition at December 31, 2006 and the results of operations for the three month and six month periods ended June 30, 2007 to the same period in 2006. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

The Company’s total assets decreased 4.9%, to $769.2 million at June 30, 2007 from $808.3 million at December 31, 2006. The decrease primarily reflected a reduction in the balance of loans receivable in the amount of $38.4 million and a $3.1 million decrease in FHLB stock.

Net loans receivable decreased by $38.4 million, or 5.2%, to $701.6 million at June 30, 2007 from $740.0 million at December 31, 2006. The decrease in loans resulted primarily from repayments exceeding loan originations during the period as loan production substantially decreased over the prior period. One-to-four- family loans decreased $64.4 million, multifamily loans decreased $10.2 million, commercial loans decreased $2.8 million and home equity loans decreased $1.4 million during the six months ended June 30, 2007 due to loan payoffs experienced during the quarter. In order to prevent further margin compression, the bank has been yield conscious when pursuing one-to-four- family loans. Loan production of

$88.1 million year-to-date was primarily attributable to $52.9 million of originations of the Company’s transactional flexible mortgage loan product. The net increase in this product during the period was $36.5 million. Commercial real estate loans increased $1.1 million and consumer loans increased $175,000. At June 30, 2007, the Company has a total of $310.6 million in interest only mortgage loans and $61.7 million in loans with potential for negative amortization. At December 31, 2006, the Company had a total of $343.0 million in interest only mortgage loans and $77.8 million in loans with potential for negative amortization. These loans could pose a higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

Securities classified as available-for-sale of $14.0 million at June 30, 2007 decreased $13,000 from December 31, 2006 due to a decrease in the market value of agency securities.

Total deposits increased by $12.4 million, or 2.2%, to $583.0 million at June 30, 2007 from $570.5 million at December 31, 2006. Deposits increased as a result of marketing efforts and newly originated business deposits and primarily reflected growth in money market accounts. Money market accounts increased $20.5 million, or 12.1%, to $190.2 million, chiefly in the Company’s indexed money market account due to competitive rate terms. Certificates of deposit increased $2.0 million or 1.0% to $292.1 million. NOW accounts decreased $8.6 million or 16.3% to $44.3 million and savings accounts decreased $2.8 million or 6.5% to $40.6 million due to customers shifting their funds into higher yielding products of the Company. Due to the increase in retail deposit balances and the reduction in outstanding loans, the Bank became less reliant on wholesale funding including Federal Home Loan Bank advances, which decreased $53.7 million to $97.5 million, and brokered certificates of deposit, which decreased $15.4 million to $6.3 million at June 30, 2007.

Equity increased $1.7 million to $83.4 million at June 30, 2007 from $81.7 million at December 31, 2006. The net increase resulted primarily from net income of $1.8 million, an increase in ESOP shares earned of $559,000, stock awards shares earned of $343,000 and an increase in retained earnings in the amount of $328,000 resulting from the adoption of the new accounting standard FIN 48. Equity was decreased primarily by the payment of dividends of $1.5 million and the purchase of treasury stock in the amount of $310,000.

Comparison of Operating Results for the Six months ended June 30, 2007 and 2006

General. Net income for the six months ended June 30, 2007 was $1.8 million, reflecting a 17.7% decrease over the same period of the prior year. The decrease resulted from the fluctuations described below.

Interest income. Interest income increased by $1.6 million, or 7.6%, to $23.2 million for the six months ended June 30, 2007 from $21.6 million for the six months ended June 30, 2006. The primary factor for the increase in interest income was an increase in the average yield on loans receivable increasing 43 basis points from 5.85% for the six months ended June 30, 2006 to 6.28% for the six months ended June 30, 2007 reflecting the overall increase in interest rates compared to the prior period. Additionally, the average balance of loans receivable increased $2.2 million, or 0.3%, from $717.5 million for the six months ended June 30, 2006 to $719.7 million for the six months ended June 30, 2007. In addition, the Company currently has a balance of loans with the potential for negative amortization of $61.7 million at June 30, 2007. Capitalized interest recognized in earnings that resulted from negative amortization within the portfolio totaled $917,000 or 4.1% of loan interest income for the six month period ended June 30, 2007 and $746,000 or 3.6% of loan interest income for the six month period ended June 30, 2006.

Interest income on securities of $314,000 for the six months ended June 30, 2007 remained consistent with the same period from the prior year. The average yield on the securities portfolio decreased to 4.38% for the six months ended June 30, 2007 from 4.39% for the six months ended June 30, 2006.

Interest Expense. Interest expense increased $2.5 million or 21.0%, to $14.6 million for the six months ended June 30, 2007. Interest expense on deposits increased $3.3 million, or 38.8%, to $11.9 million for the six months ended June 30, 2007 from $8.6 million for the same period in 2006. This resulted from a 74 basis point increase in the Company’s cost of funds due to an increase in short term interest rates as well as a $56.4 million increase in the average balance of deposits from $505.6 million for the six months ended June 30, 2006 to $561.9 million for the six months ended June 30, 2007. The average balance of deposits increased as a result of marketing efforts and newly originated business deposits. Interest expense on Federal Home Loan Bank advances decreased $787,000 or 22.5% to $2.7 million for the six months ended June 30, 2007 from $3.5 million for the six months ended June 30, 2006 primarily due to a $58.2 million decrease in the average balance of Federal Home Loan Bank advances resulting from growth in deposit balances and decreased loan balances. Although Federal Home Loan Bank advances substantially decreased during the period ended June 30, 2007 the average rate paid on FHLB advances increased 54 basis points from the same period ended June 30, 2006.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before provision for loan losses decreased $899,000 or 9.4%, to $8.6 million for the six months ended June 30, 2007 from $9.5 million for the six months ended June 30, 2006. Due to the continued flat yield curve environment, the Company’s margins continue to further tighten with the net interest spread decreasing 32 basis points to 1.9%, and the net interest margin decreasing 24 basis points to 2.3%.

Provision for Loan Losses. A negative provision of $90,000 and a provision of $183,000 was made for the six months ended June 30, 2007 and 2006 respectively. A negative provision was made during the year as a result of decreased loan balances, continued low level of charge-offs, and adjustments made for current peer ratios and changes in other economic factors affecting the loan loss analysis. The Company reduced the growth factors in the allowance due to the overall reduction of loan balances from the prior period and the expectation that net loan balances will not exceed the total balances that existed at the beginning of the year. The economic factors for the Company’s construction loans was increased due primarily to the credit weaknesses the Company is experiencing in the residential construction loan segment of the loan portfolio. During the quarter ended June 30, 2007 one construction loan totaling $10 million, which represents the Company’s one-third participant amount, was placed on non-accrual, was determined to be impaired, and a specific loss allocation of $786,000 was established. The loss allocation was established based on information obtained from the lead lender that the project has not been progressing as planned and the financial viability of the project, as currently structured, is uncertain. Other than this construction loan the Company’s delinquencies and classified assets have remained low. The Company’s construction loan portfolio, including the non-accrual construction loan, currently totals $19.5 million or 2.8% of the Company’s total loan portfolio. At this time the Company does not anticipate elevated levels of non-accrual loans and classified assets in the remaining construction loan segment of the portfolio. Year-to-date charge-offs totaled $13,000 and recoveries totaled $10,000 resulting in net charge-offs of $3,000 for the six month period ending June 30, 2007. For the same period of the prior year net charge-offs totaled $6,000. Total non-performing loans, including the impaired loan mentioned above, totaled $16.5 million at June 30, 2007. At June 30, 2006, non-performing loans totaled $2.0 million with no loans considered impaired. The allowance for loan losses as a percentage of loans outstanding was .65% at June 30, 2007 compared to .64% at June 30, 2006.

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

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2007 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $134,000 or 12.5% to $1.2 million for the six months ended June 30, 2007 primarily due to increased customer service fees of $137,000. During 2006, the Company adjusted various customer service fees resulting in increased service fee income compared to the prior period. Additionally, bank owned life insurance income increased $48,000 to $364,000 for the six months ended June 30, 2007 from $316,000 for the same period ended June 30, 2006 due to improved performance of the investment. The net increase in noninterest income was reduced by a $51,000 decrease in prepayment penalties and miscellaneous decreases in various accounts.

Noninterest Expense. Noninterest expense increased $210,000 or 3.0%, to $7.2 million for the six months ended June 30, 2007. This net increase was primarily the result of a $103,000 increase in salaries and employee benefit expenses, an increase in data processing costs of $48,000 and an increase of $34,000 in stationary, supplies and postage expenses.

Salaries and employee benefits expense of $3.9 million for the six months ended June 30, 2007 were $103,000 or 2.7% higher than for the same period of the prior year due to increased stock compensation expenses. Total salaries and benefit expenses represented 54.5% and 54.7% of total noninterest expense for the six months ended June 30, 2007 and June 30, 2006, respectively.

Data processing costs increased $48,000 or 11.0%, to $484,000 for the six months ended June 30, 2007 from $436,000 for the six months ended June 30, 2006 primarily due to increased software maintenance expenses and fees related to increased processing volume resulting from new commercial business accounts.

Stationary, supplies and postage expenses increased $34,000 or 16.1% to $245,000 for the six months ended June 30, 2007 from $211,000 for the six months ended June 30, 2006 due to increased supplies, forms and disclosures related to the new commercial business accounts.

Income Tax Expense. Income tax expense decreased $306,000 to $922,000 for the six months ended June 30, 2007. This decrease was primarily the result of lower pre-tax income. The effective tax rate was 33.4% and 35.5% for periods ending June 30, 2007 and 2006, respectively.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

General. Net income for the three months ended June 30, 2007 was $800,000 reflecting a $322,000 or 28.7% decrease over last year’s quarter. The decrease resulted from the fluctuations described below.

Interest income. Interest income for the three months ended June 30, 2007 of $11.3 million remained consistent with the same period from the prior year. The average balance of loans receivable decreased by $25.2 million or 3.4%, from $732.8 million for the three months ended June 30, 2006 to $707.6 million for the three months ended June 30, 2007. The average yield on loans receivable increased 22 basis points from 5.99% for the three months ended June 30, 2006 to 6.21% for the three months ended June 30, 2007 reflecting the overall increase in interest rates compared to the prior period.

The Company currently has a balance of loans with the potential for negative amortization of $61.7 million at June 30, 2007. Capitalized interest recognized in earnings that resulted from negative amortization within the portfolio totaled $424,000 or 3.9% of loan interest income for the three month period ended June 30, 2007 and $398,000 or 3.6% of loan interest income for the three month period ended June 30, 2006.

Interest income on securities of $157,000 for the three months ended June 30, 2007 remained consistent with the same period from the prior year. The average yield on the securities portfolio was 4.38% for the six months ended June 30, 2007 down from 4.39% for the six months ended June 30, 2006.

Interest Expense. Interest expense increased $646,000 or 9.9%, to $7.2 million for the three months ended June 30, 2007. Interest expense on deposits increased $1.4 million, or 31.2%, to $6.0 million for the three months ended June 30, 2007 from $4.6 million for the same period in 2006. This resulted from a 52 basis point increase in the Company’s cost of funds due to an increase in short term interest rates as well as a $49.5 million increase in the average balance of deposits from $513.8 million for the three months ended June 30, 2006 to $563.3 million for the three months ended June 30, 2007. The average balance of deposits increased as a result of marketing efforts and newly originated business deposits. Interest expense on Federal Home Loan Bank advances decreased $782,000 or 40.4% from $1.9 million for the three months ended June 30, 2006 to $1.2 million for the three months ended June 30, 2007 primarily due to a $79.9 million decrease in the average balance of FHLB advances resulting from increased deposit balances and decreased loan balances. Although Federal Home Loan Bank advances substantially decreased during the period ended June 30, 2007 the average rate paid on FHLB advances increased 13 basis points from the same period ended June 30, 2006.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before provision for loan losses decreased $639,000, or 13.4%, to $4.1 million for the three months ended June 30, 2007 from $4.8 million for the three months ended June 30, 2006. Due to the continued flat yield curve environment, the Company’s margins continue to further tighten with the net interest spread decreasing 28 basis points to 1.9%, and the net interest margin decreasing 26 basis points to 2.2%.

Provision for Loan Losses. A negative provision of $74,000 and a provision of $112,000 was made for the three months ended June 30, 2007 and 2006 respectively. A negative provision was made during the quarter as a result of decreased loan balances, continued low level of charge-offs, and adjustments made for current peer ratios and changes in other economic factors affecting the loan loss analysis. The Company reduced the growth factors in the allowance due to the overall reduction of loan balances from the prior period and the expectation that net loan balances will not exceed the total balances that existed at the beginning of the year. The economic factors for the Company’s construction loans was increased due primarily to the credit weaknesses the Company is experiencing in the residential construction loan segment of the loan portfolio. During the quarter ended June 30, 2007 one construction loan totaling $10.0 million, which represents the Company’s one-third participant amount, was placed on non-accrual, was considered to be impaired, and a loss allocation of $786,000 was established. The loss allocation was established based on information obtained from the lead lender that the project has not been progressing as planned and the financial viability of the project, as currently structured, is uncertain. Other than this construction loan the Company’s delinquencies and classified assets have remained low. The Company’s construction loan portfolio, including the non-accrual construction loan, currently totals $19.5 million or 2.8% of the Company’s total loan portfolio, At this time the Company does not anticipate elevated levels of non-accrual loans and classified assets in the remaining construction loan segment of the portfolio in the near future. For the quarter ending June 30, 2007 charge-offs totaled $10,000 and recoveries totaled $2,000 resulting in net charge-offs of approximately $8,000. For the second quarter of the prior year, net charge-offs totaled $3,000. Total non-performing loans, including the impaired loan mentioned above, totaled $16.5 million at June 30, 2007. At June 30, 2006, non-performing loans totaled $2.0 million with no loans considered impaired. The allowance for loan losses as a percentage of loans outstanding was .65% at June 30, 2007 compared to .64% at June 30, 2006.

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

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2007 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $68,000, or 12.1% to $629,000 for the three months ended June 30, 2007 primarily due to increased customer service fees of $88,000 and an increase in BOLI investment income of $33,000. Noninterest income was reduced by a $53,000 decrease in mortgage loan prepayment penalties.

Noninterest Expense. Noninterest expense increased $153,000, or 4.3%, to $3.7 million for the three months ended June 30, 2007. This increase was primarily the result of a $87,000 increase in professional fees, an increase of $43,000 in occupancy and equipment expenses and an increase of $42,000 in data processing costs.

Professional fees were $131,000 for the three months ended June 30, 2007 compared to $44,000 for the same quarter of the prior year due to increased legal fees during the period.

Occupancy and equipment expense increased $43,000, or 10.3%, to $462,000 for the three months ended June 30, 2007 from $419,000 for the three months ended June 30, 2006 primarily due to increased furniture and equipment expenses.

Data processing costs increased $42,000 or 19.0% to 263,000 for the three months ended June 30, 2007 from $221,000 for the three months ended June 30, 2006 primarily due to increased software maintenance expenses and increased volume resulting from new commercial business accounts.

Income Tax Expense. Income tax expense decreased $216,000 to $373,000 for the three months ended June 30, 2007. This decrease was primarily the result of lower pre-tax income. The effective tax rate was 31.8% and 34.4% for periods ending June 30, 2007 and 2006, respectively.

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

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At June 30, 2007, the total approved loan origination commitments outstanding amounted to $5.4 million. At the same date, unused lines of credit were $66.1 million and outstanding letters of credit totaled $773,000. There were no securities scheduled to mature in one year or less at June 30, 2007. Certificates of deposit scheduled to mature in one year or less at June 30, 2007, totaled $258.3 million. Although the average cost of deposits has increased during the second quarter of 2007, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at June 30, 2007 to borrow an additional $178.2 million from the Federal Home Loan Bank of San Francisco as well as $10.0 million from Pacific Coast Bankers Bank and $2.0 million from the Bank of the West as funding sources to meet commitments and for liquidity purposes. The Bank has Federal Home Loan Bank advances of $72.5 million maturing within the next 12 months.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $78.8 million at June 30, 2007, or 10.25% of total assets on that date. As of June 30, 2007, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank’s regulatory capital ratios at June 30, 2007 were as follows: core capital 10.27%; Tier 1 risk-based capital, 13.91%; and total risk-based capital, 14.57%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. Increases in interest rates would be expected to have a negative impact on the Bank’s operating results. As of March 31, 2007, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 2% increase in interest rates was a decrease of 157 basis points and would result in a $14.8 million decrease in the NPV of the Bank. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2007, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. The net portfolio value analysis was unable to produce results for the minus 300 basis point scenario for the quarter ended March 31, 2007.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$75,498	(25,544)	(25)%	9.70%	(277	)bp
+ 200 bp	86,239	(14,802)	(15)%	10.91%	(157	)bp
+ 100 bp	94,552	(6,490)	(6)%	11.80%	(67	)bp
0 bp	101,041	—	—	12.47%	0	bp
- 100 bp	102,765	1,724	2%	12.62%	15	bp
- 200 bp	104,532	3,491	3%	12.77%	30	bp

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

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2007 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended June 30, 2007 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
04/1/07-04/30/07	12,275	$25.28	0	0
05/1/07-05/31/07	—	—	—	0
06/1/07-06/30/07	—	—	—	0

A total of 12,275 shares were repurchased during the quarter ended June 30, 2007 from insiders as payment of related tax liability in lieu of cash by delivering or withholding securities incident to vesting of securities issued in accordance with Rule 16b-3.

As of May 25, 2006, the buyback plan totaling 225,000 shares that was authorized by the Company’s board of directors on May 24, 2005 expired. A total of 152,559 shares were purchased under this authorized buyback plan. As of June 30, 2007, a new buyback plan has not been approved by the Company’s board of directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	None

(b)	None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

10.2	Severance Agreement with Melanie Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

10.7	Named Executive Officers Salary and Bonus Arrangements for 2005 and Director Fee Arrangements for 2005.	****

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Chizek and Company LLP	****

24.0	Power of Attorney, included in signature pages	****

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.0	Section 1350 Certification – Chief Executive Officer and Chief Financial Officer	32

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.

**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2003.
(b)	Exhibits – Included, see list in (a)(3).
(c)	Financial Statement Schedules—None
****	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2006.
(a)	Exhibits – Included, see list in (a)(3).
(b)	Financial Statement Schedules—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: August 3, 2007	/s/ Hans R. Ganz
Hans R. Ganz
President and Chief Executive Officer

Date: August 3, 2007	/s/ Regan Lauer
Regan Lauer
Senior Vice President/ Controller
(Principal Financial and Accounting Officer)