Form 10-Q
period 2007-09-30
FIRST PACTRUST BANCORP INC
filed 2007-11-02
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 2, 2007 the Registrant had 4,403,698 outstanding shares of common stock.

FIRST PACTRUST BANCORP, INC.

Form 10-Q Quarterly Report

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. First PacTrust Bancorp, Inc. (the Company) and Pacific Trust Bank (the Bank) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, as amended, and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company and the Bank, are generally identifiable by use of the words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The ability of the Company and the Bank to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations and future prospects of the Company, the Bank, and the Bank’s wholly owned subsidiaries include, but are not limited to, changes in: interest rates; the economic health of the local real estate market; general economic conditions; legislative/regulatory provisions; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan and securities portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Bank’s market area; and impact of new accounting pronouncements. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 1—FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$6,245	$6,934
Federal funds sold	1,605	245
Interest-bearing deposits	5,392	6,816

Total cash and cash equivalents	13,242	13,995
Interest-bearing deposit in other financial institution	992	992
Securities available-for-sale	14,208	13,989
Federal Home Loan Bank stock, at cost	6,753	9,794
Loans receivable, net of allowance of $5,372 at September 30, 2007 and $4,670 at December 31, 2006	704,745	740,044
Accrued interest receivable	3,996	3,958
Premises and equipment, net	4,849	4,910
Bank owned life insurance investment	16,861	16,349
Other assets	4,830	4,312

Total assets	$770,476	$808,343

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$14,867	$14,362
Interest-bearing	567,323	556,181

Total deposits	582,190	570,543
Advances from Federal Home Loan Bank	99,500	151,200
Accrued expenses and other liabilities	5,209	4,859

Total liabilities	686,899	726,602
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	67,218	65,940
Retained earnings	42,129	41,993
Treasury stock, at cost (September 30, 2007—1,041,302 shares, December 31, 2006—1,039,246 shares)	(23,594)	(23,515)
Unearned Employee Stock Ownership Plan shares (September 30, 2007—179,860 shares, December 31, 2006—211,600 shares)	(2,158)	(2,539)
Accumulated other comprehensive loss	(72)	(192)

Total shareholders’ equity	83,577	81,741

Total liabilities and shareholders’ equity	$770,476	$808,343

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income

(In thousands of dollars except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$10,972	$11,672	$33,565	$32,644
Securities	156	156	470	470
Dividends and other interest-earning assets	134	184	462	497

Total interest income	11,262	12,012	34,497	33,611
Interest expense
Deposits	6,143	5,308	18,035	13,878
Federal Home Loan Bank advances	1,160	2,059	3,868	5,554

Total interest expense	7,303	7,367	21,903	19,432

Net interest income	3,959	4,645	12,594	14,179
Provision for loan losses	804	(83)	714	100

Net interest income after provision for loan losses	3,155	4,728	11,880	14,079
Noninterest income
Customer service fees	392	360	1,191	1,022
Mortgage loan prepayment penalties	31	55	68	143
Income from bank owned life insurance	166	139	530	455
Other income	4	5	13	14

Total noninterest income	593	559	1,802	1,634
Noninterest expense
Salaries and employee benefits	1,741	1,864	5,653	5,673
Occupancy and equipment	470	444	1,385	1,329
Advertising	101	91	293	293
Professional fees	165	91	424	319
Stationary, supplies, and postage	96	125	341	336
Data processing	272	215	756	651
ATM costs	118	129	358	386
Operating loss on equity investment	259	79	431	276
Other general and administrative	398	354	1,153	1,093

Total noninterest expense	3,620	3,392	10,794	10,356

Income before income taxes	128	1,895	2,888	5,357
Income tax expense (benefit)	(155)	640	767	1,868

Net income	$283	$1,255	$2,121	$3,489

Comprehensive income	$416	$1,424	$2,241	$3,473

Earnings per share
Basic	$.07	$.31	$.51	$.86

Diluted	$.07	$.30	$.50	$.83

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,121	$3,489
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization on securities	(15)	(15)
Provision for loan losses	714	100
Depreciation and amortization	335	352
Federal Home Loan Bank stock dividends	(347)	(324)
Bank owned life insurance income	(530)	(455)
Employee stock ownership plan compensation expense	806	909
Stock award compensation expense	515	441
Stock option compensation expense	237	94
Operating loss on equity investment	431	276
Loss on sale of property & equipment	4	24
Deferred income tax (benefit)/expense	(236)	34
Interest capitalized on negative amortizing loans	(1,273)	(1,225)
Net change in:
Deferred loan fees	(157)	(226)
Accrued interest receivable	(38)	(610)
Other assets	203	222
Accrued interest payable and other liabilities	(129)	929

Net cash provided by operating activities	2,641	4,015
CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations and principal collections, net	37,073	(54,189)
Increase in other interest bearing deposits	—	515
Purchase of Federal Home Loan Bank stock	—	(1,075)
Purchase of Loans	(1,058)	—
Proceeds from maturities and principal repayment of securities available-for-sale	1	1
Redemption of Federal Home Loan Bank stock	3,388	—
Funding of equity investment	(56)	(1,104)
Additions to premises and equipment	(278)	(174)

Net cash provided by investing activities	39,070	(56,026)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	11,647	44,892
Net change in Federal Home Loan Bank open line	(37,700)	15,300
Proceeds from Federal Home Loan Bank advances	—	10,000
Repayments of Federal Home Loan Bank advances	(14,000)	(15,000)
Purchase of treasury stock	(312)	(435)
Exercise of stock options	214	189
Dividends paid on common stock	(2,313)	(1,909)

Net cash provided by financing activities	(42,464)	53,037

Net change in cash and cash equivalents	(753)	1,026

Cash and cash equivalents at beginning of period	13,995	13,873

Cash and cash equivalents at end of period	$13,242	$14,899

Supplemental disclosures of non-cash information adjustment to adopt FIN 48	$328	$—

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2006	$54	$66,127	$39,962	$(23,293)	$(3,047)	$(1,866)	$(168)	$77,769
Comprehensive income:
Net income	—	—	4,714	—	—	—	—	4,714
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(24)	(24)

Total comprehensive income								4,690

ESOP forfeitures used to reduce ESOP contribution	—	26	—	—	—	—	—	26
Options exercised	—	8	—	357	—	—	—	365
Stock option compensation expense	—	162	—	—	—	—	—	162
Stock awards earned	—	612	—	—	—	—	—	612
Issuance of stock awards	—	(23)	—	23	—	—	—	—
Purchase of 20,708 shares of treasury stock	—	—	—	(602)	—	—	—	(602)
Employee stock ownership plan shares earned	—	701	—	—	508	—	—	1,209
Tax benefits of RRP shares vesting	—	193	—	—	—	—	—	193
Dividends declared ($.63 per share)	—	—	(2,683)	—	—	—	—	(2,683)
Transferred to APIC (stock awards)	—	(1,866)	—	—	—	1,866	—	—

Balance at December 31, 2006	$54	$65,940	$41,993	$(23,515)	$(2,539)	$—	$(192)	$81,741

Adjustment to adopt FIN 48	—	—	328	—	—	—	—	328
Comprehensive income:
Net income	—	—	2,121	—	—	—	—	2,121
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	120	120

Total comprehensive income								2,241

Options exercised	—	(19)	—	233	—	—	—	214
Stock option compensation expense	—	237	—	—	—	—	—	237
Stock awards earned	—	515	—	—	—	—	—	515
Purchase of 12,360 shares of treasury stock	—	—	—	(312)	—	—	—	(312)
Employee stock ownership plan shares earned	—	425	—	—	381	—	—	806
Tax benefits of RRP Shares Vesting	—	120	—	—	—	—	—	120
Dividends declared ($.55 per share)	—	—	(2,313)	—	—	—	—	(2,313)

Balance at September 30, 2007	$54	$67,218	$42,129	$(23,594)	$(2,158)	$—	$(72)	$83,577

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) and its wholly owned subsidiary Pacific Trust Bank (the Bank) as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and September 30, 2006. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Summary of Significant Accounting Policies

Nature of Operations: The only business of the Company is the ownership of the Bank. The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (FHLB) system and it’s deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits. The Bank is engaged in the business of retail banking, with operations conducted through its main office and eight branches located in San Diego and Riverside counties. There are no significant concentrations of loans to any one industry or customer. However, the customer’s ability to repay their loans is dependent on the real estate market and general economic conditions in the area.

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

As a result of adoption, the Company recognized an increase to deferred tax assets of $328,000 for uncertain tax positions. This amount was accounted for by increasing the beginning balance of retained earnings on the balance sheet. After recording the cumulative effect at the beginning of 2007 the Company had approximately $109,000 of total gross unrecognized tax benefits at September 30, 2007. Of this total, $109,000 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2002 and for all state income taxes through 2000. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at September 30, 2007.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). The Task Force reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The Task Force agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The Task Force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The Task Force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual—life by individual life policy. The Task Force also noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy shall be included in the amount that could be realized under the insurance contract. The issue was effective for fiscal years beginning after December 15, 2006, but early adoption is permitted. The adoption of this standard did not have a material impact on the financial statements.

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

Note 4 – Employee Stock Compensation

Stock Options

A Stock Option Plan (“SOP”) provides for issue of options to directors, officers, and employees. The Company adopted the SOP in April of 2003 under the terms of which up to 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period beginning on their one year anniversary after the date of grant. The options expire ten years from the date of grant. As of September 30, 2007 the Company had 474,396 options outstanding, after 10,304 options were exercised during the nine months ended September 30, 2007. There were no options granted during the nine months ended September 30, 2007, however, 7,000 options were forfeited during the period.

The following table represents stock option activity for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	491,700	$18.46
Granted	—	—
Exercised	(10,304)	$17.19		$72,746
Forfeited or expired	(7,000)	$25.27

Outstanding at end of period	474,396	$18.39	5.90	$2,779,961

Options exercisable at end of period	343,686	$18.00	5.80	$2,148,038

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date. SFAS 123(R) requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5% for senior management and the board of directors and 36% for all other employees. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. The Company recorded stock compensation expense of $237,000 and $94,000 as salary and employee benefits expense during the nine months ended September 30, 2007 and 2006 respectively. As of September 30, 2007, there was $296,000 of unrecognized compensation cost related to 130,710 nonvested options in the plan.

Options outstanding at September 30, 2007 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17 - $22	449,396	5.80	17.92	334,086	17.75
$22 - $25	—	—	—	—	—
$25 - $29	25,000	7.67	26.86	9,600	26.66

Outstanding at period end	474,396			343,686

Recognition and Retention Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Pursuant to its 2003 stock-based incentive plan, the Company awarded 214,800 shares of RRP awards since inception of the plan. There were no shares granted during the nine months ended September 30, 2007. There were no shares forfeited in 2006 or 2007. Compensation expense for RRP awards totaled approximately $515,000 for the nine months ended September 30, 2007 and $441,000 for the nine months ended September 30, 2006. As of September 30, 2007, there was a total of $594,000 unrecognized compensation cost related to 50,520 nonvested RRP awards granted under the plan.

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

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine months Ended September 30, 2007	Nine months Ended September 30, 2006
Basic
Net income	$283	$1,255	$2,121	$3,489

Weighted average common shares outstanding	4,178,597	4,092,481	4,160,403	4,076,772

Basic earnings per share	$.07	$.31	$.51	$.86

Diluted
Net income	$283	$1,255	$2,121	$3,489

Weighted average common shares outstanding for basic earnings per common share	4,178,597	4,092,481	4,160,403	4,076,772
Add: Dilutive effects of stock options	51,201	94,530	68,217	96,196
Add: Dilutive effects of stock awards	4,549	16,470	7,692	18,892

Average shares and dilutive potential common shares	4,234,347	4,203,481	4,236,312	4,191,860

Diluted earnings per common share	$.07	$.30	$.50	$.83

Stock options for 25,000 and 0 shares of common stock were not considered in computing diluted earnings per common share for the period ending September 30, 2007 and 2006, respectively because they were anti-dilutive.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at September 30, 2007 to its financial condition at December 31, 2006 and the results of operations for the three month and nine month periods ended September 30, 2007 to the same periods in 2006. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

The Company’s total assets decreased 4.7%, to $770.5 million at September 30, 2007 from $808.3 million at December 31, 2006. The decrease primarily reflected a reduction in the balance of loans receivable in the amount of $35.3 million and a $3.0 million decrease in FHLB stock.

Net loans receivable decreased by $35.3 million, or 4.8%, to $704.7 million at September 30, 2007 from $740.0 million at December 31, 2006. The decrease in loans resulted primarily from repayments exceeding loan originations during the period as loan production substantially decreased from the prior period. One-to four- family loans decreased $81.3 million, multifamily loans decreased $12.1 million, home equity loans decreased $1.5 million and commercial loans decreased $1.2 million during the nine months ended September 30, 2007 due to loan payoffs experienced during the quarter. Loan balances in the Company’s transactional flexible mortgage loan product increased $54.5 million. In order to prevent further margin compression, the Bank has been yield conscious when pursuing one-to four- family loans. Loan production of $141.1 million year-to-date was primarily attributable to $79.6 million of originations of the Company’s transactional flexible mortgage loan product. At September 30, 2007, the Company had a total of $301.6 million in interest-only mortgage loans, $141.8 million in interest-only transactional flexible mortgage loans and $50.5 million in loans with potential for negative amortization. At December 31, 2006, the Company had a total of $343.0 million in interest-only mortgage loans, $87.3 million in interest-only transactional flexible mortgage loans and $77.8 million in loans with potential for negative amortization. These loans could pose a higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

Securities classified as available-for-sale of $14.2 million at September 30, 2007 increased $219,000 from December 31, 2006 due to an increase in the market value of the agency securities.

Total deposits increased by $11.6 million, or 2.0%, to $582.2 million at September 30, 2007 from $570.5 million at December 31, 2006. Deposits increased as a result of marketing efforts and newly originated business deposits and primarily reflected growth in savings and certificate of deposit accounts. Savings accounts increased $21.3 million, or 49.1%, to $64.8 million, chiefly in the Company’s high yield savings account due to competitive rate terms. Certificates of deposit increased $17.8 million or 6.2% to $308.0 million due also to competitive rate terms. Money market accounts decreased $15.8 million or 9.3% to $153.9 million and NOW accounts decreased $12.2 million or 23.0% to $40.7 million due to customers shifting their funds into higher yielding products of the Company. Due to the increase in retail deposit balances and the reduction in outstanding loans, the Bank became less reliant on wholesale funding including Federal Home Loan Bank advances, which decreased $51.7 million to $99.5 million, and brokered certificates of deposit, which decreased $15.5 million to $6.2 million at September 30, 2007.

Equity increased $1.8 million to $83.6 million at September 30, 2007 from $81.7 million at December 31, 2006. The net increase resulted primarily from net income of $2.1 million, an increase in ESOP shares earned of $806,000, stock award shares earned of $515,000 and an increase in retained earnings in the amount of $328,000 resulting from the adoption of the new accounting standard FIN 48. Equity decreased primarily as a result of the payment of dividends of $2.3 million and the purchase of treasury stock in the amount of $312,000.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

General. Net income for the nine months ended September 30, 2007 was $2.1 million, reflecting a 39.2% decrease over the same period of the prior year. The decrease resulted from the fluctuations described below.

Interest Income. Interest income increased by $886,000, or 2.6%, to $34.5 million for the nine months ended September 30, 2007 from $33.6 million for the nine months ended September 30, 2006. This was primarily due to an increase in the average yield on loans receivable of 26 basis points from 5.99% for the nine months ended September 30, 2006 to 6.25% for the nine months ended September 30, 2007, reflecting the overall increase in interest rates compared to the prior period. Interest income was partially reduced by a decrease in the average balance of loans receivable of $11.1 million, or 1.5%, from $726.6 million for the nine months ended September 30, 2006 to $715.5 million for the nine months ended September 30, 2007. The Company currently has a balance of loans with the potential for negative amortization of $50.5 million at September 30, 2007. Capitalized interest recognized in earnings that resulted from negative amortization within the portfolio totaled $1.3 million or 3.8% of loan interest income for the nine month period ended September 30, 2007 and $1.2 million or 3.8% of loan interest income for the nine month period ended September 30, 2006.

Interest income on securities of $470,000 for the nine months ended September 30, 2007 remained consistent with the same period from the prior year. The average yield on the securities portfolio was 4.38% for the nine months ended September 30, 2007 and September 30, 2006.

Interest Expense. Interest expense increased $2.5 million or 12.7%, to $21.9 million for the nine months ended September 30, 2007 primarily due to an increase in interest expense on deposits reduced by a decrease in interest expense on Federal Home Loan Bank advances. Interest expense on deposits increased $4.2 million, or 30.0%, to $18.0 million for the nine months ended September 30, 2007 from $13.9 million for the same period in 2006. This resulted from a 57 basis point increase in the Company’s cost of funds due to an increase in short term interest rates as well as a $49.8 million increase in the average balance of deposits from $514.1 million for the nine months ended September 30, 2006 to $563.8 million for the nine months ended September 30, 2007. The average balance of deposits increased as a result of marketing efforts and newly originated business deposits. Interest expense on Federal Home Loan Bank advances decreased $1.7 million or 30.4% to $3.9 million for the nine months ended September 30, 2007 from $5.6 million for the nine months ended September 30, 2006 primarily due to a $65.3 million decrease in the average balance of Federal Home Loan Bank advances resulting from growth in deposit balances and decreased loan balances. Although Federal Home Loan Bank advances substantially decreased during the period ended September 30, 2007, due to maturing lower cost fixed-rate advances, the average rate paid on Federal Home Loan Bank advances increased 35 basis points from the same period ended September 30, 2006.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before provision for loan losses decreased $1.6 million or 11.2%, to $12.6 million for the nine months ended September 30, 2007 from $14.2 million for the nine months ended September 30, 2006. Due to the relatively flat yield curve environment in effect during the period, the Company’s margins continued to tighten further with the net interest spread decreasing 32 basis points to 1.9%, and the net interest margin decreasing 24 basis points to 2.3%.

Provision for Loan Losses. A provision for loan losses of $714,000 and a provision of $100,000 was made for the nine months ended September 30, 2007 and 2006, respectively. The increase in the provision for loan losses made during the current period was primarily the result of increasing the allowance for loan losses for one non-accrual construction loan in which the Company is a one-third participant. During the quarter ended June 30, 2007, the Company determined that this $10.0 million loan was impaired and a specific loss allocation of $786,000 was established. The loss allocation was established based on information obtained from the lead lender that the project had not been progressing as planned and the financial viability of the project was uncertain. During the quarter ended September 30, 2007, the Company determined that the loan should be classified as doubtful and that an additional reserve of $731,000 was needed given current market conditions. The Company’s construction loan portfolio, including the non-accrual construction loan, currently totals $20.8 million or 3.0% of the Company’s total loan portfolio. At this time the Company does not anticipate elevated levels of non-accrual loans and classified assets in the remaining construction loan segment of the portfolio in the near future. Year-to-date charge-offs totaled $16,000 and recoveries totaled $4,000 resulting in net charge-offs of $12,000 for the nine month period ending September 30, 2007. For the same period of the prior year net charge-offs totaled $3,000. Total non-performing loans, including the impaired loan mentioned above, totaled $12.7 million at September 30, 2007. At September 30, 2006, the Company did not have any non-performing loans. Despite the devastating fires experienced in San Diego County in late October 2007, the Company does not anticipate any losses resulting from those fires at this time. The allowance for loan losses as a percentage of loans outstanding was .76% at September 30, 2007 compared to .64% at September 30, 2006.

Provisions for loan losses were made at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, and classified loans, are evaluated individually for impairment.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2007 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $168,000 or 10.3% to $1.8 million for the nine months ended September 30, 2007 primarily due to increased customer service fees of $169,000. During 2006, the Company adjusted various customer service fees resulting in increased service fee income compared to the prior period. Additionally, bank owned life insurance income increased $75,000 to $530,000 for the nine months ended September 30, 2007 from $455,000 for the same period ended September 30, 2006 due to improved performance of the investment. The net increase in noninterest income was reduced by a $75,000 decrease in prepayment penalties and miscellaneous decreases in various accounts.

Noninterest Expense. Noninterest expense increased $438,000 or 4.2%, to $10.8 million for the nine months ended September 30, 2007. This net increase was primarily the result of an additional $155,000 loss on the housing fund investment, a $105,000 increase in professional fees and a $105,000 increase in data processing costs.

The total loss on the California Affordable Housing Fund investment of $431,000 for the nine months ended September 30, 2007 increased $155,000 or 56.2% over the prior year’s period primarily due to a revised loss adjustment recorded in the third quarter. A re-evaluation of the housing fund was completed by the issuing bank in September which resulted in higher than anticipated losses for the year due to the delay in construction in one of the underlying properties of the investment. The total yield on the investment is expected to remain unchanged at 6.40%, however, the tax losses associated with this particular property have been accelerated in 2007.

Professional fees increased $105,000 or 32.9%, to $424,000 for the nine months ended September 30, 2007 from $319,000 for the nine months ended September 30, 2006 primarily due to increased legal fees.

Data processing costs increased $105,000 or 16.1% to $756,000 for the nine months ended September 30, 2007 from $651,000 for the nine months ended September 30, 2006 due to increased software maintenance expenses and fees related to increased processing volume resulting from new commercial business accounts.

Income Tax Expense. Income tax expense decreased $1.1 million to $767,000 for the nine months ended September 30, 2007 from $1.9 million for the same period of the prior year due to lower pre-tax income. The effective tax rate was 26.6% and 34.9% for periods ending September 30, 2007 and 2006, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

General. Net income for the three months ended September 30, 2007 was $283,000 reflecting a $972,000 or 77.5% decrease over last year’s quarter. The decrease resulted from the fluctuations described below.

Interest Income. Interest income decreased by $750,000, or 6.2% to $11.3 million for the three months ended September 30, 2007 from $12.0 million for the three months ended September 30, 2006 primarily due to a decrease of $44.8 million or 6.0% in the average balance of loans receivable from $749.6 million for the three months ended September 30, 2006 to $704.8 million for the three months ended September 30, 2007. The average yield on loans receivable was 6.23% for both the three months ended September 30, 2007 and September 30, 2006.

The Company currently has a balance of loans with the potential for negative amortization of $50.5 million at September 30, 2007. Capitalized interest recognized in earnings that resulted from negative amortization within the portfolio totaled $356,000 or 3.2% of loan interest income for the three month period ended September 30, 2007 and $478,000 or 4.1% of loan interest income for the three month period ended September 30, 2006.

For the three months ended September 30, 2007 interest income on securities of $156,000 and the average yield on the securities portfolio of 4.36% remained consistent with the same period from the prior year.

Interest Expense. Interest expense decreased $64,000 or 0.9%, to $7.3 million for the three months ended September 30, 2007 due to a decrease in interest expense on FHLB advances exceeding an increase in interest expense on deposits. Interest expense on Federal Home Loan Bank advances decreased $899,000 or 43.7% from $2.1 million for the three months ended September 30, 2006 to $1.2 million for the three months ended September 30, 2007 primarily due to an $86.9 million decrease in the average balance of FHLB advances resulting from increased deposit balances and decreased loan balances. Although Federal Home Loan Bank advances substantially decreased during the period ended September 30, 2007 the average rate paid on FHLB advances increased 24 basis points from the same period ended September 30, 2006. Interest expense on deposits increased $835,000, or 15.7%, to $6.1 million for the three months ended September 30, 2007 from $5.3 million for the same period in 2006. This resulted from a 24 basis point increase in the Company’s cost of funds due to an increase in short term interest rates as well as a $36.5 million increase in the average balance of deposits from $531.4 million for the three months ended September 30, 2006 to $568.0 million for the three months ended September 30, 2007. The average balance of deposits increased as a result of marketing efforts and newly originated business deposits.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before provision for loan losses decreased $686,000, or 14.8%, to $4.0 million for the three months ended September 30, 2007 from $4.6 million for the three months ended September 30, 2006. Due to the relatively flat yield curve environment in effect during most of the period, the Company’s margins continued to tighten further with the net interest spread decreasing 28 basis points to 1.8%, and the net interest margin decreasing 22 basis points to 2.2%.

Provision for Loan Losses. A provision for loan losses of $804,000 and a negative provision of $83,000 were made for the three months ended September 30, 2007 and 2006 respectively. The increase in the provision for loan losses made during the quarter was primarily the result of increasing the allowance for loan losses for one non-accrual construction loan in which the Company is a one-third participant. During the quarter ended June 30, 2007, the Company determined that this $10.0 million loan was impaired and a specific loss allocation of $786,000 had been established. The loss allocation was established based on information obtained from the lead lender that the project had not been progressing as planned and the financial viability of the project was uncertain. During the quarter ended September 30, 2007, the Company determined that the loan should be classified as doubtful and that an additional reserve of $731,000 was needed given current market conditions. The Company’s construction loan portfolio, including the non-accrual construction loan, currently totals $20.8 million or 3.0% of the Company’s total loan portfolio, At this time the Company does not anticipate elevated levels of non-accrual loans and classified assets in the remaining construction loan segment of the portfolio in the near future. For the quarter ending September 30, 2007 net charge-offs totaled $2,000. For the third quarter of the prior year, net charge-offs totaled $5,000. Total non-performing loans, including the impaired loan mentioned above, totaled $12.7 million at September 30, 2007. At September 30, 2006, the Company did not have any non-performing loans. Despite the devastating fires experienced in San Diego County in late October 2007, the Company does not anticipate any losses resulting from those fires at this time. The allowance for loan losses as a percentage of loans outstanding was .76% at September 30, 2007 compared to .64% at September 30, 2006.

Provisions for loan losses were made at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family and commercial real estate loans, and classified loans, are evaluated individually for impairment.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2007 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $34,000, or 6.1% to $593,000 for the three months ended September 30, 2007 primarily due to increased customer service fees of $32,000 and an increase in BOLI investment income of $27,000. Noninterest income was reduced by a $24,000 decline in loan prepayment penalties.

Noninterest Expense. Noninterest expense increased $228,000, or 6.7%, to $3.6 million for the three months ended September 30, 2007. This increase was primarily the result of a $180,000 loss to the housing fund investment, an increase of $74,000 in professional fees, and an increase of $57,000 in data processing costs. Noninterest expense was reduced by a decrease in salaries and employee benefit expenses of $123,000.

The total loss on the California Affordable Housing Fund investment of $259,000 for the three months ended September 30, 2007 increased $180,000 or 227.9% over the prior year’s period primarily due to a revised loss adjustment recorded in third quarter. A re-evaluation of the housing fund was completed by the issuing bank in September which resulted in higher than anticipated losses for the year due to the delay in construction in one of the underlying properties of the investment. The total yield on the investment is expected to remain unchanged at 6.40%, however, the tax losses associated with this particular property have been accelerated in 2007.

Professional fees were $165,000 for the three months ended September 30, 2007 compared to $91,000 for the same quarter of the prior year due to increased legal fees during the period.

Data processing costs increased $57,000 or 26.5% to 272,000 for the three months ended September 30, 2007 from $215,000 for the three months ended September 30, 2006 primarily due to increased software maintenance expenses and increased data processing volume resulting from new commercial business accounts.

Salaries and employee benefit expenses decreased $123,000 or 6.6% to $1.7 million for the three months ended September 30, 2007 from $1.9 million for the three months ended September 30, 2006 primarily due to a reduction in total employees of the bank and lower bonus expenses resulting from lower net income in the third quarter of 2007.

Income Tax Expense. Income tax expense decreased $795,000 for the three months ended September 30, 2007 due to lower pre-tax income over the prior period. The effective tax rate was (121.1%) and 33.8% for periods ending September 30, 2007 and 2006, respectively. The negative effective tax rate for the quarter ended September 30, 2007 was the result of a reduction in income tax expense due to lower pre-tax income for the period.

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

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At September 30, 2007, the total approved loan origination commitments outstanding amounted to $2.2 million. At the same date, unused lines of credit were $67.4 million and outstanding letters of credit totaled $747,000. There were no securities scheduled to mature in one year or less at September 30, 2007. Certificates of deposit scheduled to mature in one year or less at September 30, 2007 totaled $278.1 million. Although the average cost of deposits has increased during the third quarter of 2007, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at September 30, 2007 to borrow an additional $169.6 million from the Federal Home Loan Bank of San Francisco as well as $10.0 million from Pacific Coast Bankers Bank and $2.0 million from the Bank of the West as funding sources to meet commitments and for liquidity purposes. The Bank has Federal Home Loan Bank advances of $84.5 million maturing within the next 12 months.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $76.5 million at September 30, 2007, or 9.93% of total assets on that date. As of September 30, 2007, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank’s regulatory capital ratios at September 30, 2007 were as follows: core capital 9.94%; Tier 1 risk-based capital, 13.21%; and total risk-based capital, 13.87%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

Impact of Inflation

The unaudited consolidated financial statements presented herein have been prepared in accordance with U. S. generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

The Company’s primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturity structures of the Company’s assets and liabilities are critical to the maintenance of acceptable performance levels.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. Increases in interest rates would be expected to have a negative impact on the Bank’s operating results. As of June 30, 2007, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 2% increase in interest rates was a decrease of 185 basis points and would result in a $16.8 million decrease in the NPV of the Bank. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2007, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 50, 100, 200, and 300 basis points. The net portfolio value analysis was unable to produce results for the minus 300 basis point scenario for the quarter ended June 30, 2007.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

Change in Rates	Net Portfolio Value			NPV as a % of PV of Assets
	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$68,793	(28,246)	(29)%	9.15%	(319	)bp
+ 200 bp	80,287	(16,753)	(17)%	10.50%	(185	)bp
+ 100 bp	89,126	(7,913)	(8)%	11.49%	(86	)bp
+ 50 bp	93,197	(3,842)	(4)%	11.93%	(41	)bp
0 bp	97,040	—	—	12.35%	0	bp
- 50 bp	100,061	3,021	3%	12.67%	32	bp
- 100 bp	101,753	4,713	5%	12.83%	49	bp
- 200 bp	104,182	7,142	7%	13.06%	72	bp

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

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2007 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended September 30, 2007 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
07/1/07-07/31/07	—	—	—	0
08/1/07-08/31/07	—	—	—	0
09/1/07-09/30/07	85	$23.03	0	0

A total of 85 shares were repurchased during the quarter ended September 30, 2007 from insiders as payment of related tax liability in lieu of cash by delivering or withholding securities incident to vesting of securities issued in accordance with Rule 16b-3.

As of September 30, 2007, the Company does not have a buyback plan in place, however, shares may be acquired due to employee option exercises and/or resulting from tax liabilities on employee retention awards.

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

FIRST PACTRUST BANCORP, INC.

Date: November 2, 2007	/s/ Hans R. Ganz
Hans R. Ganz
President and Chief Executive Officer

Date: November 2, 2007	/s/ Regan Lauer
Regan Lauer
Senior Vice President/Controller
(Principal Financial and Accounting Officer)