Form 10-K
period 2007-12-31
FIRST PACTRUST BANCORP INC
filed 2008-03-10
CIK 1169770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES.    ☒  NO.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq System as of June 30, 2007, was $68.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of March 7, 2008, there were issued and outstanding 4,372,238 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during April 2008.

FIRST PACTRUST BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2007

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

Lending Activities

General. The Company’s mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans generally are long-term and amortize on a monthly basis with principal and interest due each month. The Company also has loans in the portfolio which require only interest payments on a monthly basis or may have the potential for negative amortization. At December 31, 2007, the Company had a total of $294.3 million in interest only mortgage loans and $48.2 million in mortgage loans with potential for negative amortization. In 2005, the Company introduced a new lending product called the “Green Account.” This product is America’s first fully-transactional flexible mortgage account. The Green account is a first mortgage line of credit with an associated “clearing account” that allows all types of deposits and withdrawals to be performed, including direct deposit, check, debit card, ATM, ACH debits and credits, and internet banking and bill payment transactions. At December 31, 2007, the balance of the Company’s Green account loans totaled $164.0 million. For further detailed information on this product, visit the Company’s website at www.pacifictrustbank.com. At December 31, 2007, the Company’s net loan portfolio totaled $710.6 million, which constituted 91.7% of our total assets.

Senior loan officers may approve loans to one borrower or group of related borrowers up to $1.5 million. The Executive Vice President of Lending may approve loans to one borrower or group of related borrowers up to $2.0 million. The President/CEO may approve loans to one borrower or group of related borrowers up to $2.5 million. The Management Loan Committee may approve loans to one borrower or group of related borrowers up to $8.0 million, with no single loan exceeding $4.0 million. The Board Loan Committee must approve loans over these amounts or outside our general loan policy.

At December 31, 2007, the maximum amount which the Company could have loaned to any one borrower and the borrower’s related entities, was approximately $12.3 million. The largest lending relationship to a single borrower or a group of related borrowers was a combination of commercial real estate, multi-family and single family loans totaling an aggregate amount of $12.5 million. At the time of origination, the total exposure was within the bank’s maximum loan to one borrower amount which has since declined primarily due to a reduction of capital. The properties securing these loans are located in Anaheim and San Diego, California. These loans were current as of December 31, 2007 and have never been delinquent.

The following table presents information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate
One- to four-family	$421,064	58.96%	$515,891	69.46%	$559,193	80.87%	$517,564	81.90%	$496,253	84.07%
Commercial and multi-family	94,544	13.24	106,310	14.31	96,650	13.98	96,655	15.29	75,386	12.77
Construction	18,866	2.64	16,409	2.21	6,424	0.93	126	0.02	2,229	0.38

Consumer:
Home equity-real estate secured*	175,702	24.60	100,545	13.54	25,550	3.69	12,905	2.04	10,738	1.82
Automobile	430	0.06	589	0.08	820	0.12	1,274	0.20	2,202	0.37
Other	2,123	0.30	2,355	0.32	2,196	0.32	2,746	0.44	2,706	0.46
Commercial	1,398	0.20	611	0.08	622	0.09	681	0.11	752	0.13

Total loans	714,127	100.00%	742,710	100.00%	691,455	100.00%	631,951	100.00%	590,266	100.00%
Net deferred loan origination costs	2,208		2,004		1,733		1,203		1,217

Allowance for loan losses	(6,240)		(4,670)		(4,691)		(4,430)		(4,232)

Total loans receivable, net	$710,095		$740,044		$688,497		$628,724		$587,251

*	At 12/31/07, this total includes $164.0 million of the Company’s Green account loans, of which $155.0 million is secured by one-to-four family properties, $6.2 million is secured by commercial properties, $2.3 million is secured by multi-family properties and $429 thousand is secured by land. At 12/31/06, this total included $87.3 million of the Company’s Green account loans, of which $84.4 million was secured by one-to four- family properties, $1.3 million was secured by multi-family properties and $1.7 million was secured by commercial properties. At 12/31/05, this total included $9.7 million of the Company’s Green account loans all of which were secured by one-to four-family properties.

The following table shows the composition of the Company’s loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
FIXED-RATE LOANS
Real Estate
One- to four-family	$10,440	1.46%	$10,750	1.45%	$13,061	1.89%	$14,762	2.34%	$54,339	9.21%
Commercial and multi-family	70,061	9.81	67,444	9.08	47,253	6.83	33,684	5.33	3,884	0.66
Construction	—	—	—	—	—	—	—	—	—	—

Other loans
Consumer:
Automobile	420.06		546.07		721	0.10	1,003	0.16	1,727	0.29
Home equity-real estate secured	429.06		—	—	—	—	—	—	—	—
Other	448.06		381.05		369	0.05	401	0.06	725	0.12
Commercial	500.07		—	—	65	0.01	87	0.01	192	0.03

Total fixed-rate loans	82,298	11.52	79,121	10.65	61,469	8.88	49,937	7.90	60,867	10.31

ADJUSTABLE-RATE
Real Estate
One- to four-family	410,624	57.50	505,141	68.01	546,132	78.98	502,802	79.56	441,914	74.87
Commercial and multi-family	24,483	3.43	38,866	5.23	49,397	7.15	62,971	9.97	71,502	12.11
Construction	18,866	2.64	16,409	2.21	6,424	0.93	126	0.02	2,229	0.38

Other loans
Consumer:
Automobile	10.00		43.01		99	0.01	271	0.04	475	0.08
Home equity-real estate secured	175,273	24.54	100,545	13.54	25,550	3.70	12,905	2.04	10,738	1.82
Other	1,675.24		1,974.27		1,827	0.27	2,345	0.37	1,981	0.34
Commercial	898.13		611.08		557	0.08	594	0.10	560	0.09

Total adjustable-rate loans	631,829	88.48	663,589	89.35	629,986	91.12	582,014	92.10	529,399	89.69

Total loans	714,127	100.00%	742,710	100.00%	691,455	100.00%	631,951	100.00%	590,266	100.00%

Net deferred loan origination costs	2,208		2,004		1,733		1,203		1,217

Allowance for loan losses	(6,240)		(4,670)		(4,691)		(4,430)		(4,232)

Total loans receivable, net	$710,095		$740,044		$688,497		$628,724		$587,251

The following schedule illustrates the contractual maturity of the Company’s loan portfolio at December 31, 2007.

	Real Estate
	One- to Four-Family		Multi-family and Commercial and Land		Construction		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
2008(1)	$4,881	5.16%	$26,768	8.16%	$18,866	9.42%	$2,884	10.12%	$597	12.22%	$53,996	8.48%
2009	1,681	7.06	1,557	7.29	—	—	181	7.19	—	—	3,419	7.17
2010 and 2011	1,934	6.59	7,225	7.54	—	—	3,824	7.67	775	10.25	13,758	7.60
2012 to 2016	6,473	5.76	779	7.73	—	—	5,881	7.42	26	9.64	13,159	6.63
2017 to 2031	26,178	6.15	24,622	7.23	—	—	165,485	6.59	—	—	216,285	6.61
2032 and following	379,917	5.92	33,593	6.79	—	—	—	—	—	—	413,510	5.99

Total	$421,064	5.93%	$94,544	7.36%	$18,866	9.42%	$178,255	6.70%	$1,398	11.08%	$714,127	6.42%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The following schedule illustrates the Company’s loan portfolio at December 31, 2007 as the loans reprice. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family		Multi-family and Commercial and Land		Construction		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
2008(1)	$179,917	6.09%	$50,951	7.65%	$18,866	9.42%	$27,502	7.34%	$1,398	11.08%	$278,634	6.75%
2009	54,782	5.60	10,819	6.96	—	—	65,196	6.36	—	—	130,797	6.09
2010 and 2011	116,663	5.64	23,604	6.98	—	—	85,429	6.75	—	—	225,696	6.20
2012 to 2016	62,612	6.31	6,201	7.17	—	—	128	9.32	—	—	68,941	6.40
2017 to 2031	7,090	5.77	2,969	7.41	—	—	—	—	—	—	10,059	6.26

Total	$421,064	5.93%	$94,544	7.36%	$18,866	9.42%	$178,255	6.70%	$1,398	11.08%	$714,127	6.42%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2008 which have predetermined interest rates is $55.1 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $605.0 million.

One- to Four-Family Residential Real Estate Lending. The Company focuses lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in San Diego and Riverside counties, California. At December 31, 2007, one- to four-family residential mortgage loans totaled $421.1 million, or 59.0% of our gross loan portfolio.

The Company generally underwrites one- to four-family loans based on the applicant’s income and credit history and the appraised value of the subject property. Presently, the Company lends up to 90% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, the Company generally charges a higher interest rate. The Company currently has a very limited quantity of loans with a loan-to-value ratio in excess of 80%. Properties securing our one- to four-family loans are appraised by independent fee appraisers approved by management. Generally, the Company requires borrowers to obtain title insurance, hazard insurance, and flood insurance, if necessary.

National and regional indicators of real estate values show declining prices in the Company’s general market area, however, the Company believes that the current loan loss reserves are adequate to cover current expected losses. Further, the Company generally adjusts underwriting criteria by decreasing the appraisal value by 5.0% when underwriting mortgages in declining market areas.

The Company currently originates one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. The Company’s pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions.

Adjustable-rate mortgages, or “ARM” loans are offered with flexible initial and periodic repricing dates, ranging from one month to seven years through the life of the loan. The Company uses a variety of indices to reprice ARM loans. During the year ended December 31, 2007, the Company originated $31.4 million of one- to four-family ARM loans with terms up to 30 years, and $2.1 million of one- to four-family fixed-rate mortgage loans with terms up to 15 years.

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

The Company no longer offers ARM loans which may provide for negative amortization of the principal balance. At December 31, 2007, the existing negative amortizing loans in the portfolio totaling $48.2 million have monthly interest rate adjustments after the specified introductory rate term, and annual maximum payment adjustments of 7.5% during the first five years of the loan. The principal balance on these loans may increase up to 110% of the original loan amount as a result of the payments not being sufficient to cover the interest due during the first five years of the loan term. These loans adjust to fully amortize after five years through contractual maturity, or upon the outstanding loan balance reaching 110% of the original loan amount with up to a 30-year term.

In addition, the Bank currently offers interest only loans and expects originations of these loans to continue. At December 31, 2007, the Company had a total of $294.3 million of interest only loans. These loans become fully amortized after the initial fixed rate period.

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

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s minimum monthly payment rises, increasing the potential for default. The Company has not experienced significant delinquencies in these loans. However, the majority of these loans have been originated within the past four years. See “—Asset Quality—Non-performing Assets” and “—Classified Assets.” At December 31, 2007, the Company’s one- to four-family ARM loan portfolio totaled $410.6 million, or 57.5% of our gross loan portfolio. At that date, the fixed-rate one-to four-family mortgage loan portfolio totaled $10.4 million, or 1.5% of the Company’s gross loan portfolio. The composition of the Company’s loan portfolio has not significantly changed during 2007. Further, the Company does not originate sub prime loans and has no plans to originate sub prime loans.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 15 years, and are generally fully amortizing, with payments due monthly.

Commercial and Multi-Family Real Estate Lending. The Company offers a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, and a limited amount of small retail establishments, hotels, motels, warehouses, and small office buildings primarily located in the Company’s market area. At December 31, 2007, multi-family, commercial and land real estate loans totaled $94.5 million or 13.2% of the Company’s gross loan portfolio.

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

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. The largest multi-family or commercial real estate loan at December 31, 2007 was secured by property located in Riverside County with a principal balance of $9.4 million. At December 31, 2007, this loan was performing in accordance with the terms of the note.

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

Construction Lending. The Company has not historically originated a significant amount of construction loans. From time to time the Company does, however, purchase participations in real estate construction loans. In addition, the Company may in the future originate or purchase loans or participations in construction. At December 31, 2007, the Company had $18.9 million in construction loans outstanding, representing less than 3% of our gross loan portfolio. At December 31, 2007, one construction loan in the amount of $9.9 million was in the process of foreclosure and a specific loan loss reserve of $1.6 million was made based on current loss expectations. The Company had a commitment to fund an additional $35 thousand of construction loans at December 31, 2007.

Consumer and Other Real Estate Lending. Consumer loans generally have shorter terms to maturity or variable interest rates, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do conventional one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to the Company’s existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2007, the Company’s consumer and other loan portfolio totaled $179.7 million, or 25.2% of our gross loan portfolio. The Company offers a variety of secured consumer loans, including the Company’s “Green Account” first and second trust deed home equity loans introduced in 2005, which comprises the majority of the consumer and other real estate real estate portfolio, other home equity lines of credit, new and used auto loans, boat and recreational vehicle loans, and loans secured by savings deposits. The Company also offers a limited amount of unsecured loans. The Company originates consumer and other real estate loans primarily in its market area.

The Company’s home equity lines of credit totaled $175.7 million, and comprised 24.6% of the gross loan portfolio at December 31, 2007. Of these, $164.0 million represent the Company’s “Green Account” loans which represented 22.9% of the gross loan portfolio at December 31, 2007. Green Account home equity loans have a fifteen year draw period with interest-only payment requirements, a balloon payment requirement at the end of the Draw Period and a maximum 80% loan to value ratio. Home equity lines of credit, other than the Green Account loans, may be originated in amounts, together with the amount of the existing first mortgage, up to 90% of the value of the property securing the loan. Other home equity lines of credit have a seven or ten year draw period and require the payment of 1.0% or 1.5% of the outstanding loan balance per month (depending on the terms) during the draw period, which amount may be re-borrowed at any time during the draw period. Home equity lines of credit with a 10 year draw period have a balloon payment due at the end of the draw period. For loans with shorter term draw periods, once the draw period has lapsed, generally the payment is fixed based on the loan balance at that time. At December 31, 2007, unfunded commitments on these lines of credit totaled $68.3 million. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

Auto loans totaled $430 thousand at December 31, 2007, or 0.1% of the Company’s gross loan portfolio. Auto loans may be written for up to six years and usually have fixed rates of interest. Loan-to-value ratios are up to 100% of the sales price for new autos and 100% of retail value on used autos, based on valuation from official used car guides.

Consumer and other real estate loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

Commercial Business Lending. At December 31, 2007, commercial business loans totaled $1.4 million or 0.2% of the gross loan portfolio. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. The Company may obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than more traditional single-family home loans.

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

Loan Originations, Purchases, Repayments, and Servicing

The Company originates real estate secured loans primarily through mortgage brokers and banking relationships. By originating most loans through brokers, the Company is better able to control overhead costs and efficiently utilize management resources. The Company is a portfolio lender of products not readily saleable to Fannie Mae and Freddie Mac, although they are saleable to private investors. The Company did not attempt to sell any of its loans during 2007 and is not planning to do so in the near future.

The Company also originates consumer and real estate loans on a direct basis through our marketing efforts, and our existing and walk-in customers. While the Company originates both adjustable and fixed-rate loans, the ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by competition and the interest rate environment. During the last few years, the Company has significantly increased our origination of ARM loans. The Company has also purchased ARM loans secured by one-to four- family residences and participations in construction and commercial real estate loans. Loans and participations purchased must conform to the Company’s underwriting guidelines or guidelines acceptable to the management loan committee. Furthermore, during the past few years, the Company, like many other financial institutions, has experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States. The Company expects loan prepayments to decrease in 2008. In periods of economic uncertainty, the ability of financial institutions to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. During 2005, the Company introduced a new lending product called the “Green Account”, America’s first fully transactional flexible mortgage account. Originations of this product totaled $139.6 million and $77.6 million for the years ended December 31, 2007 and 2006, respectively. Origination volume in this new product is expected to increase in 2008.

The following table shows loan origination, purchase, sale, and repayment activities for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Originations by type:
Adjustable rate:
Real estate—one- to four-family	$31,382	$89,272	$170,339
—multi-family and commercial	14,613	8,515	5,502
—construction or development	5,216	10,781	6,585
Consumer and other	148,488 *	88,568	26,291
—commercial business	860	2,230	1,973

Total adjustable-rate	200,559	199,366	210,690
Fixed rate:
Real estate—one- to four-family	2,116	12,681	15,514
—multi-family and commercial	14,856	27,098	28,125
Non-real estate—consumer	655	883	1,086
—commercial business	3,832	—	—

Total fixed-rate	21,459	40,662	44,725
Total loans originated	222,018	240,028	255,415

Purchases:
Real estate—one- to four-family	1,058	—	25,483
—multi-family and commercial	—	—	—
—construction or development	—	—	—
Consumer and other	—	—	—
—commercial business	—	—	—

Total loans purchased	1,058	—	25,483

Repayments:
Principal repayments	(251,658)	(188,773)	(221,394)
Increase (decrease) in other items, net	(1,367)	292	269

Net increase (decrease)	$(29,949)	$51,547	$59,773

*	Of this total, $139.6 million represents originations of the Company’s Green account product of which $137.2 million is secured one-to four-family properties, $1.2 million is secured by multi-family properties, $744 thousand is secured by commercial properties and $429 thousand is secured by land.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type, number, and amount at December 31, 2007.

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	7	$2,014	4	$1,941	11	$3,955
Commercial and multi-family real estate	—	—	1	57	1	57
Home equity	4	1,432	2	1,402	6	2,834
Construction	—	—	1	9,957	1	9,957
Commercial	—	—	1	775	1	775
Consumer	23	109	—	—	23	109

	34	$3,555	9	$14,132	43	$17,687

Delinquent loans to total gross loans		0.50%		1.98%		2.48%

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

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Nonaccrual loans:
One- to four-family	$1,941	$1,950	$—	$—	$—
Commercial and Multi-family real estate	57	—	—	—	—
Home equity	1,402	—	—	—	—
Construction	9,957	—	—	—	—
Commercial	775	—	—	—	—
Consumer	—	2	3	4	1

Total	14,132	1,952	3	4	1
Accruing loans delinquent more than 90 days:					`
One- to four-family	—	—	—	—	—
Commercial and Multi-family real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	—
Non-performing loans	14,132	1,952	3	4	1

Foreclosed Assets	—	—	—	—	—

Total non-performing assets	$14,132	$1,952	$3	$4	$1

Non-performing loans to total loans	1.98%	0.26%	—%	—%	—%
Non-performing assets to total assets	1.82%	0.24%	—%	—%	—%

Due to recent deterioration of the housing and credit markets, the Company’s nonaccrual loans increased $12.2 million over the prior year. At December 31, 2007, nonaccrual loans totaled $14.1 million, which consisted of nine loans: eight loans in the process of foreclosure and one delinquent commercial loan as of December 31, 2007. This balance of nonaccrual loans is primarily comprised of one construction loan in foreclosure with a loan balance of $9.9 million. The Company has allocated specific reserves totaling $2.3 million for four of the nine nonaccrual loans based on current expected losses. The Company does not anticipate any losses on the remaining five loans at this time.

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

In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2007, the Company had classified assets totaling $18.7 million of which $8.7 million was classified as substandard, $10.0 million as doubtful and $0 as loss. The total amount classified represented 22.2% of our equity capital and 2.4% of our assets at December 31, 2007.

Provision for Loan Losses. The Company recorded a loan provision for the year ended December 31, 2007 of $1.6 million, compared to a loan provision recovery of $24 thousand for the year ended December 31, 2006. The provision for loan losses is charged or credited to income to adjust our allowance for loan losses to reflect probable losses presently inherent in the loan portfolio based on the factors discussed below under “Allowance for Loan Losses.” The provision for loan losses for the year ended December 31, 2007 was based on management’s review of such factors which indicated that the allowance for loan losses reflected probable losses presently inherent in the loan portfolio as of the year ended December 31, 2007.

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

At December 31, 2007, our allowance for loan losses was $6.2 million or 0.87% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable losses presently inherent in our loan portfolios.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Balance at beginning of period	$4,670	$4,691	$4,430	$4,232	$2,953
Charge-offs
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	(24)	(15)	(25)	(98)	(56)

	(24)	(15)	(25)	(98)	(56)
Recoveries
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	6	18	36	58	63

	6	18	36	58	63
Net (charge-offs) recoveries	(18)	3	11	(40)	7

Provision/(recovery) for loan losses	1,588	(24)	250	238	1,272

Balance at end of period	$6,240	$4,670	$4,691	$4,430	$4,232
Net charge-offs to average loans during this period	—%	—%	—%	—%	—%
Net charge-offs to average non-performing loans during this period	—%	—%	—%	—%	—%
Allowance for loan losses to non-performing loans	44.16%	239.24%	156,367%	110,750%	423,200%
Allowance as a % of total loans (end of period)	0.87%	0.63%	0.68%	0.70%	0.72%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	2007			2006			2005			2004			2003
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans
	(Dollars in Thousands)
Secured by residential real estate	$2,078	33.30%	59.04%	$3,503	75.01%	69.56%	$3,702	78.92%	80.87%	$3,623	81.78%	81.90%	$3,474	82.09%	84.07%
Secured by commercial real estate and land	499	8.00	13.25	615	13.17	14.34	667	14.22	13.98	578	13.05	15.29	450	10.63	12.77
Construction	1,702	27.27	2.65	69	1.48	2.21	39	0.83	0.93	1	0.02	0.02	12	0.28	0.38
Consumer	1,362	21.83	24.86	466	9.98	13.81	269	5.73	4.13	217	4.90	2.68	279	6.59	2.65
Commercial	599	9.60	0.20	17	0.36	0.08	14	0.30	0.09	11.25		0.11	17	0.41	0.13
Unallocated	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total Allowance for Loan Losses	$6,240	100.00%	100.00%	$4,670	100.00%	100.00%	$4,691	100.00%	100.00%	$4,430	100.00%	100.00%	$4,232	100.00%	100.00%

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

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. Our securities portfolio at December 31, 2007, did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies. In February, 2008 the two agency notes totaling $4.4 million were called.

	December 31,
	2007		2006		2005
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities Available for Sale:
Agency securities FNMA/FHLB notes	$4,361	99.86%	$13,982	99.95%	$14,003	99.94%
Collateralized mortgage obligations:
Federal National Mortgage Association	5	0.12%	6	0.04%	8	0.05%
Government National Mortgage Association	1	0.02%	1	0.01%	1	0.01%
Marketable equity securities		—		—	—	—

Total	$4,367	100.00%	$13,989	100.00%	$14,012	100.00%

Average remaining life of securities	5.2 years		3.9 years		4.9 years

Other interest earning assets:
Interest-earning deposits with banks	7,602	32.94%	7,808	43.75%	7,870	44.56%
Federal funds sold	8,635	37.41%	245	1.37%	1,270	7.19%
FHLB stock	6,842	29.65%	9,794	54.88%	8,523	48.25%

	$23,079	100.00%	$17,847	100.00%	$17,663	100.00%

The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock as of December 31, 2007 are indicated in the following table.

	December 31, 2007
	One Year or Less	One to Five Years	Five to 10 Years	Over 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
Agency securities FNMA/FHLB Notes	$—	$—	$4,347	$—	$4,347	$4,361
Collateralized mortgage obligations	$—	$5	$—	$—	$5	$6
Total investment securities	$—	$5	$4,347	$—	$4,352	$4,367
Weighted average yield	0%	6.37%	4.98%	0%

In February, 2008 the two agency notes totaling $4.4 million were called.

Sources of Funds

General. The Company’s sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits. The Company offers a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. The Company’s deposits consist of savings accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit. The Company solicits deposits primarily in our market area and from institutional investors. The Company has also accepted brokered deposits and held $3.8 million of brokered certificates of deposit at December 31, 2007. This represents a reduction of $17.9 million from the prior year as the Company continues to reduce it’s reliance on brokered deposits. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain deposits.

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

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Opening balance	$570,543	$508,156	$453,581
Deposits net of withdrawals	(20,255)	42,804	42,443
Interest credited	23,863	19,583	12,132

Ending balance	$574,151	$570,543	$508,156

Net increase	$3,608	$62,387	$54,575

Percent increase	.63%	12.28%	12.03%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Noninterest-bearing demand	$17,873	3.11%	$14,362	2.52%	$16,706	3.29%
Savings	80,625	14.04	43,440	7.61	57,076	11.23
NOW	41,115	7.16	52,917	9.27	64,012	12.60
Money market	129,466	22.55	169,708	29.75	123,557	24.31

	269,079	46.86	280,427	49.15	261,351	51.43
Certificates of deposit
0.00% - 2.99%	89	0.02	4,473	0.78	26,878	5.29
3.00% - 3.99%	15,119	2.63	31,052	5.44	152,039	29.92
4.00% - 4.99%	135,639	23.63	104,107	18.25	63,522	12.50
5.00% - 5.99%	154,225	26.86	150,484	26.38	4,366	0.86
6.00% - 6.99%	—	—	—	—	—	—
7.00% - 7.99%	—	—	—	—	—	—

Total Certificates of Deposit	305,072	53.14	290,116	50.85	246,805	48.57

	$574,151	100.00%	$570,543	100.00%	$508,156	100.00%

The following table (in thousands) indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2007.

	2008	2009	2010	2011	2012	Total
0.00% - 2.99%	$88	$—	1	—	—	$89
3.00% - 3.99%	9,910	4,827	382	—	—	15,119
4.00% - 4.99%	113,025	10,524	8,652	1,244	2,194	135,639
5.00% - 5.99%	151,372	1,113	416	1,125	199	154,225
6.00% - 6.99%	—	—	—	—	—	—
7.00% - 7.99%	—	—	—	—	—	—

	$274,395	$16,464	$9,451	$2,369	$2,393	$305,072

$100,000 and over	$122,970	$7,362	$2,733	$1,161	$1,493	$135,719
Below $100,000	151,425	9,102	6,718	1,208	900	169,353

Total	$274,395	$16,464	$9,451	$2,369	$2,393	$305,072

Borrowings. Although deposits are our primary source of funds, the Company may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when the Company desires additional capacity to fund loan demand or when they meet our asset/liability management goals. The Company’s borrowings historically have consisted of advances from the Federal Home Loan Bank of San Francisco (FHLB).

The Company may obtain advances from the FHLB upon the security of certain of the Company’s mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2007, the Company had $111.7 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $157.9 million. See also Note 7 (Item 8) of the Notes to the Company’s consolidated financial statements for additional information regarding FHLB advances.

The following table sets forth certain information as to our borrowings at the dates and for the years indicated.

	At or for the Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Average balance outstanding	$114,562	$176,769	$154,262
Maximum month-end balance	$147,200	$204,200	$172,200
Balance at end of period	$111,700	$151,200	$164,200
Weighted average interest rate during the period	4.06%	4.25%	3.04%
Weighted average interest rate at end of period	4.55%	4.64%	3.44%

Subsidiary and Other Activities

As a federally chartered savings bank, Pacific Trust Bank is permitted by the Office of Thrift Supervision to invest 2% of our assets or $15.5 million at December 31, 2007, in the stock of, or unsecured loans to, service corporation subsidiaries. The Company may invest an additional 1% of our assets in secure corporations where such additional funds are used for inner city or community development purposes. Pacific Trust Bank currently does not have any subsidiary service corporations.

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

The Company attracts deposits through the branch office system and through the internet. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Company competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data as of June 30, 2007 provided by the FDIC, Pacific Trust Bank’s share of deposits was 2.28% and 0.57% in San Diego and Riverside Counties, respectively.

Employees

At December 31, 2007, we had a total of 90 full-time employees and 17 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.

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

The Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500 thousand or 15% of unimpaired capital and surplus including allowance for loan losses (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2007, the Bank’s lending limit under this restriction was $12.3 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

The capital regulations require core capital equal to at least 4.0% of adjusted total assets. Core capital consists of tangible capital plus certain intangible assets including a limited amount of credit card relationships. At December 31, 2007, the Bank had core capital equal to $77.9 million, or 10.05% of adjusted total assets, which was $46.9 million above the minimum requirement of 4.0% in effect on that date.

The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2007, the Bank had $4.0 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

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

On December 31, 2007, the Bank had total risk-based capital of $81.8 million and risk-weighted assets of $592.7 million; or total risk-based capital of 13.8% of risk-weighted assets. This amount was $34.4 million above the 8.0% requirement in effect on that date.

The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.

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

Qualified Thrift Lender Test

All savings institutions, including Pacific Trust Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2007, the Bank met the test and has always met the test since the requirement was applicable.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2007, Pacific Trust Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision. See “—Liquidity.”

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of San Francisco. At December 31, 2007, the Bank had $6.8 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its Federal Home Loan Bank stock. Over the past three fiscal years such dividends have averaged 5.00% and averaged 5.10% for 2007.

For the year ended December 31, 2007, dividends paid by the Federal Home Loan Bank of San Francisco to the Bank totaled $436 thousand as compared to $462 thousand for 2006.

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

Method of Accounting. For federal income tax purposes, Pacific Trust Bank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31, for filing its federal income tax return.

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

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2007, Pacific Trust Bank had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

First PacTrust Bancorp, Inc. and Pacific Trust Bank are subject to the California corporate franchise (income) tax which is assessed at the rate of 10.84%. For this purpose, California taxable income generally means federal taxable income subject to certain modifications provided for in the California law.

Executive Officers Who are Not Directors

The business experience for at least the past five years for each of our executive officers who do not serve as directors is set forth below.

James P. Sheehy. Age 61 years. Mr. Sheehy serves as Executive Vice President, a position he has held since 1987, and Secretary and Treasurer for Pacific Trust Bank, and First PacTrust Bancorp, Inc. positions he has held since 1999 and 2002, respectively. He has been employed by Pacific Trust Bank since 1987.

Melanie M. Stewart. Age 47 years. Ms. Stewart is Executive Vice President of Lending at Pacific Trust Bank. She has served in this position since 1998, and started with Pacific Trust Bank in 1985.

Rachel M. Carrillo. Age 37 years. Ms. Carrillo is Senior Vice President of Branch Operations. She has served in this capacity since 1998. Ms. Carrillo has served in various other capacities at Pacific Trust Bank since 1993.

Regan J. Lauer. Age 38 years. Ms. Lauer is currently serving as Senior Vice President—Controller of Pacific Trust Bank, and of First PacTrust Bancorp, Inc. a position she has held since 2000 and 2002, respectively. Prior to her position with Pacific Trust, Ms. Lauer was an Accountant with Deloitte.

Lisa R. Goodwin. Age 38 years. Ms. Goodwin is currently serving as Senior Vice President Information Systems at Pacific Trust Bank, a position she has held since 2001. Prior to serving as Vice President of Information Systems, Ms. Goodwin was an Assistant Vice President, and has been employed by Pacific Trust Bank since 1997. Prior to her position with Pacific Trust, Ms. Goodwin was an Associate Systems Engineer with Security Pacific Financial Services, a Bank of America Company, from 1993 to 1997.

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

Economic changes may adversely affect the financial condition of the Company.

If economic conditions continue to deteriorate, our results of operations and financial condition could continue to be adversely impacted as borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In this regard, approximately 95% of our loans are to individuals and businesses in southern California. California, in general, and more specifically, San Diego, are considered to be amongst the most severely distressed real estate markets in the country. The rate of unemployment increased in San Diego County from 3.7% at December, 2006 to 4.9% at December, 2007 and from 4.6% to 6.6%, respectively, in Riverside County over the corresponding time frame, based on reported preliminary data for 2007.

Rising interest rates may hurt the Company’s profits.

If interest rates rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, mortgage-related and investment securities. For example, if we experienced an immediate 100 basis point rise in interest rates as of December 31, 2007, the market value of our portfolio equity could decrease by $3.2 million. See Item 7A—“Quantitative and Qualitative Disclosures About Market Risk.” In addition, rising interest rates may hurt our income because they may reduce the demand for loans and the value of our securities.

The loan portfolio possesses increased risk due to the number of multi-family, construction, commercial real estate and consumer loans.

Our multi-family, commercial real estate and consumer loans accounted for approximately 38.2% of our total loan portfolio as of December 31, 2007. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. In addition, we plan to increase our emphasis on multi-family and commercial real estate lending. Because of our planned increased emphasis on and increased investment in multi-family and commercial real estate lending, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits. At December 31, 2007, the Company had $18.9 million in construction loans outstanding, representing less than 3% of our gross loan portfolio. The Company does not expect construction loan originations to increase during the coming year.

The loan portfolio possesses increased risk due to expansion, unseasoned nature and amount of nonconforming loans.

Over the last three years our loan portfolio has grown by $81.4 million or 12.9%. As a result of this growth, a portion of our portfolio is considered to be unseasoned, with the risk that these loans may not have had sufficient time to perform to properly indicate the potential magnitude of losses. Our unseasoned adjustable rate loans have not, therefore, been subject to an interest rate environment which causes them to adjust to the maximum level and may involve risks resulting from potentially increasing payment obligations by the borrower as a result of repricing. Most of our adjustable rate mortgage loans are also non-conforming, due mainly to the generally large loan size and are, therefore, not readily saleable to Freddie Mac or Fannie Mae. Since some of these loans have terms which may result in negative amortization, where the loan payments do not fully cover interest expense and result in an increasing loan principal balance, the portfolio is also subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently comes into effect upon repricing.

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

Our board of directors and executive officers own approximately 12.65% of our common stock (as of December 31, 2007). In addition, the 401(k) Employee Stock Ownership Plan, as well as the restricted stock plan and the common stock underlying the stock option plan, has resulted in inside ownership of First PacTrust Bancorp, Inc. in excess of 27.41% of the total shares outstanding (including unallocated ESOP shares). This level of inside ownership and the provisions in our charter and bylaws may have the effect of discouraging attempts to acquire First PacTrust Bancorp, Inc., pursue a proxy contest for control of First PacTrust Bancorp, Inc., or to assume control of First PacTrust Bancorp, Inc. by a holder of a large block of common stock and remove First PacTrust Bancorp, Inc.’s management, all of which certain stockholders might think are in their best interests. The charter and bylaw provisions include, among other things:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2007, the Bank had six full service offices and three limited service offices. The Bank owns the office building in which our home office and executive offices are located. At December 31, 2007, the Bank owned all but four of our other branch offices. The net book value of the Bank’s investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $4.5 million at December 31, 2007.

The following table provides a list of Pacific Trust Bank’s main and branch offices and indicates whether the properties are owned or leased:

Location	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2007
			(Dollars in Thousands)

MAIN AND EXECUTIVE OFFICE
610 Bay Boulevard Chula Vista, CA 91910	Owned	N/A	$711

BRANCH OFFICES:
279 F Street Chula Vista, CA 91912	Owned	N/A	$487

850 Lagoon Drive Chula Vista, CA 91910	*	N/A	N/A

350 Fletcher Parkway El Cajon, CA 91910	Leased	December, 2009	N/A

5508 Balboa Avenue San Diego, CA 92111	Leased	October, 2011	N/A

27425 Ynez Road Temecula, CA 92591	Owned	N/A	$779

8200 Arlington Avenue Riverside, CA 92503	*	N/A	N/A

5030 Arlington Avenue Riverside, CA 92503	Owned	N/A	$236

16536 Bernardo Center Drive San Diego, CA	Leased	December, 2013	N/A

*	This site, which is on a Goodrich Aerostructures facility, is provided to the Company at no cost as an accommodation to their employees.

The Bank believes that our current facilities are adequate to meet the present and immediately foreseeable needs of Pacific Trust Bank and First PacTrust Bancorp, Inc.; however, the Company is currently evaluating additional branch offices.

Item 3. Legal Proceedings

From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “FPTB.” The approximate number of holders of record of the Company’s common stock as of December 31, 2007 was 240. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. At March 7, 2008 there were 4,372,238 shares of common stock (net of Treasury stock) issued and outstanding. The following table presents quarterly market information for the Company’s common stock for the two years ended December 31, 2007 and December 31, 2006.

	Market Price Range
2007	High	Low	Dividends
Quarter Ended
December 31, 2007	$25.61	$18.21	$.185
September 30, 2007	$26.00	$21.48	$.185
June 30, 2007	$27.50	$24.12	$.185
March 31, 2007	$28.08	$25.86	$.180

			$.735

	Market Price Range
2006	High	Low	Dividends
Quarter Ended
December 31, 2006	$28.41	$27.71	$.17
September 30, 2006	$28.92	$27.68	$.16
June 30, 2006	$29.75	$27.65	$.155
March 31, 2006	$30.51	$27.21	$.145

			$.63

DIVIDEND POLICY

Dividends from First Pactrust Bancorp, Inc., will depend, in large part, upon receipt of dividends from Pacific Trust Bank, because First PacTrust Bancorp, Inc. will have limited sources of income other than dividends from Pacific Trust Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by First PacTrust Bancorp, Inc., and interest payments with respect to First PacTrust Bancorp, Inc.’s loan to the 401(k) Employee Stock Ownership Plan. During fiscal 2007, a $3.3 million dividend was paid from the Bank to First PacTrust Bancorp, Inc. A regulation of the Office of Thrift Supervision imposes limitations on “capital distributions” by savings institutions. See “How We Are Regulated—Limitations on Dividends and Other Capital Distributions.”

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
10/1/07-10/31/07	—			0
11/1/07-11/30/07	—	—	—	0
12/1/07-12/31/07	4,960	18.37	4,960	0

During 2007 a buyback plan was not approved by the Company’s board of directors, however a 4,558 share purchase was made during the quarter ended December 31, 2007, as a result of an annual customary purchase of forfeited ESOP shares and a total of 402 shares were repurchased from insiders as payment of related tax liability in lieu of cash by delivering or withholding securities incident to vesting of securities issued in accordance with Rule 16b-3. As of January 23, 2008, a new buyback plan totaling 150,000 shares was authorized by the Company’s board of directors to be conducted at prevailing market prices. A total of 32,300 shares were purchased in 2008 under this authorized buyback plan.

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

	December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$774,720	$808,343	$755,177	$674,460	$623,964
Cash and cash equivalents	21,796	13,995	13,873	12,315	11,575
Loans receivable, net	710,095	740,044	688,497	628,724	587,251
Securities available-for-sale	4,367	13,989	14,012	10,019	6,419
Bank owned life insurance	17,042	16,349	15,675	—	—
Other investments (interest-bearing term deposit)	992	992	1,507	2,490	500
FHLB stock	6,842	9,794	8,523	7,784	8,293
Deposits	574,151	570,543	508,156	453,581	389,925
Total borrowings	111,700	151,200	164,200	135,500	147,000
Total equity	84,075	81,741	77,769	79,391	84,539

Selected Operations Data:
Total interest income	45,711	45,514	35,651	31,733	27,721
Total interest expense	28,847	26,945	16,703	11,426	9,159
Net interest income	16,864	18,569	18,948	20,307	18,562
Provision for loan losses	1,588	(24)	250	238	1,272
Net interest income after provision for loan losses	15,276	18,593	18,698	20,069	17,290
Customer service charges	1,573	1,397	1,266	1,219	1,092
Net gain on sales of securities available-for-sale	—	—	18	93	—
Income from bank owned life insurance	711	628	675	—	—
Other non-interest income	107	192	185	238	189
Total non-interest income	2,391	2,217	2,144	1,550	1,281
Total non-interest expense	14,082	13,565	13,410	12,658	11,510
Income before taxes	3,585	7,245	7,432	8,961	7,061
Income tax provision	624	2,531	2,625	3,886	2,960
Net income	2,961	4,714	4,807	5,075	4,101
Basic earnings per share	.71	1.15	1.16	1.18	.86
Diluted earnings per share	.70	1.12	1.13	1.16	.85

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.38%	0.59%	0.67%	0.77%	0.74%
Return on equity (ratio of net income to average equity)	3.54%	5.91%	6.10%	6.32%	4.66%
Dividend payout ratio	109.3%	58.9%	49.7%	39.1%	33.3%

Interest Rate Spread Information:
Average during period	1.89%	2.11%	2.49%	2.90%	3.17%
End of period	2.18%	1.78%	2.34%	2.85%	2.82%
Net interest margin(1)	2.27%	2.44%	2.76%	3.16%	3.49%
Ratio of operating expense to average total assets	1.81%	1.70%	1.86%	1.92%	2.09%
Efficiency ratio(2)	73.13%	65.26%	63.63%	56.73%	58.01%
Ratio of average interest-earning assets to average interest-bearing Liabilities	109.84%	109.15%	111.1%	114.72%	118.23%

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Quality Ratios:
Non-performing assets to total assets	1.82%	0.24%	—%	—%	—%
Allowance for loan losses to non-performing loans(3)	44.16%	239.24%	156,367%	110,750%	423,200%
Allowance for loans losses to gross loans(3)	0.87%	0.63%	0.68%	0.70%	0.72%

Capital Ratios:
Equity to total assets at end of period	10.9%	10.1%	10.3%	11.8%	13.6%
Average equity to average assets	10.7%	10.0%	11.0%	12.2%	16.0%

Other Data:
Number of full-service offices	6	6	6	6	6

(1)	Net interest income divided by average interest-earning assets.
(2)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income, exclusive of securities gains and losses and an impairment loss in 2004.
(3)	The allowance for loan losses at December 31, 2007, 2006, 2005, 2004, and 2003 was $6.2 million, $4.7 million, $4.7 million, $4.4 million, and $4.2 million, respectively.

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

First PacTrust Bancorp, Inc. is a savings and loan holding company that owns one thrift institution, Pacific Trust Bank. As a unitary thrift holding company, First PacTrust Bancorp, Inc. activities are limited to banking, securities, insurance and financial services-related activities. Pacific Trust Bank is a federally chartered stock savings bank, in continuous operation since 1941 as a profitable and successful financial institution. The Company is headquartered in Chula Vista, California, a suburb of San Diego, California, and has six full service and three limited service banking offices primarily serving residents of San Diego and Riverside Counties in California. The Company’s geographic market for loans and deposits is principally San Diego and Riverside counties.

The Company’s principal business consists of attracting retail deposits from the general public and investing these funds and other borrowings in loans primarily secured by first mortgages on owner-occupied, one-to four- family residences in San Diego and Riverside counties, California. At December 31, 2007, one- to four-family residential mortgage loans totaled $421.1 million, or 59.0% of our gross loan portfolio. During 2005, the Company introduced a new lending product called the “Green Account”, America’s first fully transactional flexible mortgage account. The Company experienced significant growth in this product during 2007 and originated $139.6 million Green Account loans. The Company anticipates that growth in this product will continue.

The Company continues to develop strong deposit relationships with customers by providing quality service while offering a variety of competitive deposit products. During 2007, the Company introduced commercial deposit accounts and had $12.8 million of commercial deposit accounts at December 31, 2007. Total net deposits increased $3.6 million primarily in the Company’s high yield savings and certificate of deposit accounts due to customers shifting their funds into higher yielding accounts.

The Company’s results of operations are dependent primarily on net interest income, which is the difference between interest income on earning assets such as loans and securities, and interest expense paid on liabilities such as deposits and borrowings. The past year proved to be an extremely challenging operating environment given the deterioration in the housing and credit markets along with the unsustainably high deposit pricing. The Company’s interest income, which is primarily driven by interest income on residential first mortgage loans, increased by $197 thousand for the year ended December 31, 2007. Relatively low mid- to long-term interest rate levels experienced throughout the year negatively impacted interest income by continuing to fuel significant prepayments and refinancing of higher yielding loans. However, current market conditions, including declining short term interest rates, are starting to have a positive effect on the Company’s yield on earning assets versus deposit costs in 2008. Margins on jumbo loans, which the Company specializes in, have increased in 2008 and, therefore, the Company expects an abatement to the margin compression in the coming year.

Future earnings of the Company are inherently tied to changes in interest rate levels, the relationship between short and long term interest rates, credit quality, and economic trends. If short term interest rates continue to decrease, the Company’s interest expense on deposits will likely decrease at a faster pace than the interest income received on earning assets due to the relatively shorter term repricing characteristics of the Company’s deposits than the maturity or repricing characteristics of its loan portfolio. The Company intends to continue to focus on the origination of adjustable rate loan products while securing longer term deposits and borrowings.

The plan for our on-going success is continued leveraging of the Company’s assets, mostly through continued loan portfolio and deposit growth to make better use of our current relatively high capital ratios. This growth is intended to be funded with deposit growth and borrowed funds if needed with terms that are appropriate to manage interest rate risk while assuring an adequate net interest spread. The Company will continue its strategy of loan and deposit portfolio growth through high-quality customer service and the development and introduction of innovative financial products. This will be coupled with efforts to further improve our efficiency ratio through controlled operating expense growth, as well as exploring potential new sources of noninterest income. The Company continues to look for opportunities to open an additional branch location in San Diego County if the right location can be found. Given the difficult operating environment during 2007 and in order to prevent further margin compression, the Company did not aggressively pursue one-to four-family loan originations. However, margins on real estate jumbo loans, in which the Company specializes in, have begun to widen in 2008 and the Company plans to pursue growth in these loans.

The following is a discussion and analysis of the Company’s financial position and results of operations and should be read in conjunction with the information set forth under “General” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and the consolidated financial statements and notes thereto appearing under Item 8 of this report. Dollar amounts are in thousands with the exception of share and per share data.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

The Company’s total assets decreased by $33.6 million, or 4.2%, to $774.7 million at December 31, 2007 from $808.3 million at December 31, 2006. The decrease primarily reflected a reduction in the balance of loans receivable in the amount of $29.9 million.

Net loans receivable decreased by $29.9 million, or 4.1%, to $710.1 million at December 31, 2007 from $740.0 million at December 31, 2006. The decrease in loans resulted primarily from repayments exceeding loan originations during the year as loan production substantially decreased from the prior period. One-to four-family loans decreased $94.8 million and commercial and multi- family loans decreased $13.4 million. In order to prevent further margin compression, the Bank has not been aggressively pursuing one-to four- family loans. Loan balances in the Company’s transactional flexible mortgage loan product, which is included in the home equity balance, increased $75.2 million, construction loans increased $2.5 million and land loans increased $1.6 million. Loan production of $222.0 million year-to-date was primarily attributable to $139.6 million of originations of the Company’s Green Account. Growth in the Company’s Green Account is expected to continue. At December 31, 2007, the Company had a total of $294.3 million in interest-only mortgage loans, $164.0 million in interest-only transactional flexible mortgage loans and $48.2 million in loans with potential for negative amortization. At December 31, 2006, the Company had a total of $343.0 million in interest-only mortgage loans, $87.3 million in interest-only transactional flexible mortgage loans and $77.8 million in loans with potential for negative amortization. These loans could pose a higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios. Additionally, the Company no longer originates negatively amortizing loans.

Securities classified as available-for-sale of $4.4 million at December 31, 2007 decreased $9.6 million from December 31, 2006 due to the sale of two agency securities during the period at par.

Total deposits increased by $3.6 million, or 0.6%, to $574.2 million at December 31, 2007 from $570.5 million at December 31, 2006. Deposits increased as a result of marketing efforts and newly originated business deposits and primarily reflected growth in savings and certificate of deposit accounts. Savings accounts increased $37.2 million, or 85.6%, to $80.6 million, chiefly in the Company’s high yield savings account due to competitive rate terms. Certificates of deposit increased $15.0 million or 5.2% to $305.1 million due also to competitive rate terms. Money market accounts decreased $40.2 million or 23.7% to $129.5 million and NOW accounts decreased $11.8 million or 22.3% to $41.1 million due to customers shifting their funds into higher yielding products of the Company. Due to the increase in retail deposit balances and the reduction in outstanding loans, the Bank became less reliant on wholesale funding including Federal Home Loan Bank advances, which decreased $39.5 million to $111.7 million, and brokered certificates of deposit, which decreased $17.9 million to $3.8 million at December 31, 2007.

Equity increased $2.3 million to $84.1 million at December 31, 2007 from $81.7 million at December 31, 2006. The net increase resulted primarily from net income of $3.0 million, ESOP shares earned of $1.0 million, stock awards earned of $686 thousand, and an increase in retained earnings in the amount of $328 thousand, resulting from the adoption of the new accounting standard FIN 48. Equity decreased primarily as a result of the payment of dividends of $3.1 million and the purchase of treasury stock in the amount of $403 thousand.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2007. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	At December 31, 2007	2007			2006			2005
	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	6.46%	$713,548	$44,632	6.25%	$730,006	$44,202	6.06%	$654,317	$34,510	5.27%
Securities(2)	4.99%	12,789	567	4.43%	14,307	627	4.38%	14,007	623	4.45%
Other interest-earning assets(3)	.94%	17,378	512	2.95%	18,205	685	3.76%	17,399	518	2.98%

Total interest-earning assets	6.28%	743,715	45,711	6.16%	762,518	45,514	5.97%	685,723	35,651	5.20%

Non-interest earning assets(4)		36,199			35,178			33,618

Total assets		$779,914			$797,696			$719,341

INTEREST-BEARING LIABILITIES
NOW	1.69%	45,570	768	1.69%	54,913	961	1.75%	65,685	959	1.46%
Money market	3.59%	167,888	7,280	4.34%	155,448	6,744	4.34%	96,860	2,569	2.65%
Savings deposits	3.26%	54,436	1,353	2.49%	51,668	854	1.65%	63,081	998	1.58%
Certificates of deposit	4.97%	294,612	14,461	4.91%	259,771	11,024	4.24%	237,598	7,606	3.20%
FHLB advances	3.83%	114,562	4,985	4.35%	176,769	7,362	4.16%	154,262	4,571	2.96%

Total interest-bearing liabilities	4.10%	677,068	28,847	4.26%	698,569	26,945	3.86%	617,486	16,703	2.71%

Non-interest-bearing liabilities		19,319			19,336			23,086

Total liabilities		696,387			717,905			640,572
Equity		83,527			79,791			78,769

Total liabilities and equity		$779,914			$797,696			$719,341

Net interest/spread	2.18%		$16,864	1.89%		$18,569	2.11%		$18,948	2.49%

Margin(5)				2.27%			2.44%			2.76%
Ratio of interest-earning assets to interest-bearing liabilities		109.84%			109.15%			111.05%

(1)	Calculated net of deferred fees and loss reserves.
(2)	Calculated based on amortized cost.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Includes BOLI investment of $17.0 million.
(5)	Net interest income divided by interest-earning assets.

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

	2007 Compared to 2006			2006 Compared to 2005
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
	(In Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$430	$(1,010)	$1,440	$9,692	$4,251	$5,441
Securities	(60)	(67)	7	4	13	(9)
Other interest-earning assets	(173)	(30)	(143)	167	25	142

Total interest-earning assets	$197	$(1,107)	$1,304	$9,863	$4,289	$5,574

INTEREST-BEARING LIABILITIES
NOW	$(193)	$(159)	$(34)	$2	$(171)	$173
Money market	536	539	(3)	4,175	2,036	2,139
Savings deposits	499	48	451	(144)	(187)	43
Certificates of deposit	3,437	1,585	1,852	3,418	761	2,657
FHLB advances	(2,377)	(2,694)	317	2,791	738	2,053

Total interest-bearing liabilities	1,902	(681)	2,583	10,242	3,177	7,065

Net interest/spread	$(1,705)	$(426)	$(1,279)	$(379)	$1,112	$(1,491)

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006

General. Net income for the year ended December 31, 2007 was $3.0 million, a decrease of $1.7 million, or 37.2%, from $4.7 million for the year ended December 31, 2006. The decrease in net income resulted primarily from an increase in the provision for loan losses and margin compression due to an increase in short term interest rates and a continued flattening and inversion of the yield curve as discussed below.

Interest Income. Interest income increased by $197 thousand or .43%, to $45.7 million for the year ended December 31, 2007 from $45.5 million for the year ended December 31, 2006. The primary factor for the increase in interest income was an increase in the average yield on loans receivable of 19 basis points to 6.25% for the year ended December 31, 2007 compared to 6.06% for the year ending December 31, 2006, reflecting the overall increase in interest rates compared to the prior period. Interest income was partially reduced by a decrease in the average balance of loans receivable of $16.5 million or 2.3% from $730.0 million for the year ended December 31, 2006 to $713.5 million for the year ended December 31, 2007. Interest income was also reduced as a result of reversed loan interest income in the amount of $994 thousand related to loans on non-accrual status.

The Company has originated loans with potential for negative amortization since 2000 and had a balance of $48.2 million at December 31, 2007. The Company is no longer offering loans with the potential for negative amortization. Capitalized interest recognized in earnings that resulted from negative amortization within the portfolio totaled $1.6 million or 3.6% of loan interest income for the year ended December 31, 2007 and $1.7 million or 3.9% of loan interest income for the year ended December 31, 2006. The Company has mitigated the risks associated with the negatively amortizing loans by using conservative underwriting standards and has experienced no losses to date related to these loans.

Interest income on other interest-earning assets decreased $173 thousand, or 25.3% to $512 thousand for the year ended December 31, 2007 from $685 thousand for the year ended December 31, 2006 primarily due to decreased FHLB stock dividends resulting from a decrease in the average balances of Federal Home Loan Bank stock due to a reduction in loan growth during the year.

Interest income on securities decreased $60 thousand, or 9.6% to $567 thousand for the year ended December 31, 2007 from $627 thousand for the year ended December 31, 2006 due to the sale of two agency securities during the fourth quarter of 2007. The average yield on the securities portfolio increased by 5 basis points from 4.38% for the year ended December 31, 2006 to 4.43% for the year ended December 31, 2007.

Interest Expense. Interest expense increased $1.9 million or 7.1%, to $28.8 million for the year ended December 31, 2007 primarily due to an increase in interest expense on deposits reduced by a decrease in interest expense on Federal Home Loan Bank advances. Interest expense on deposits increased $4.3 million, or 21.9% to $23.9 million for the year ended December 31, 2007 from $19.6 million. This resulted from a 40 basis point increase in the Company’s cost of funds due to an increase in short term interest rates as well as a $40.7 million increase in the average balance of deposits from $521.8 million for the year ended December 31, 2006 to $562.5 million for the year ended December 31, 2007. The average balance of deposits increased as a result of marketing efforts and newly originated business deposits. Interest expense on Federal Home Loan Bank advances decreased approximately $2.4 million, or 32.3%, to $5.0 million for the year ended December 31, 2007 from $7.4 million for the year ended December 31, 2006 primarily due to a $62.2 million decrease in the average balance of Federal Home Loan Bank advances as the company utilized the growth in deposit balances to fund loan demand which also decreased during the year. Although Federal Home Loan Bank advances substantially decreased during the year ended December 31, 2007, due to maturing lower cost fixed-rate advances, the average rate paid on Federal Home Loan Bank advances increased 19 basis points from the same period for the year ended December 31, 2006.

Net Interest Income. As a result of the factors mentioned above, net interest income before the provision for loan losses decreased $1.7 million, or 9.2%, to $16.9 million for the year ended December 31, 2007 from $18.6 million for the year ended December 31, 2006. Due to the relatively flat, and at times, inverted yield curve environment and the resulting higher cost of funds in effect during the year, the Company’s margins continued to tighten further with the net interest spread decreasing 22 basis points to 1.9% and the net interest margin decreasing 17 basis points to 2.3%.

Provision for Loan Losses. A provision for loan losses of $1.6 million was recorded for the year ended December 31, 2007 compared to a $24 thousand net reduction recorded for the year ended December 31, 2006. The increase in the provision for loan losses during the current year was primarily to increase the allowance for loan losses for two impaired loans. During the year ended December 31, 2007, the Company determined that a $10.0 million construction loan was impaired and a specific loss allocation of $1.6 million was established. The Company’s construction loan portfolio, including the non-accrual construction loan, currently totals $18.9 million or 2.7% of the Company’s total loan portfolio.

In addition, a specific loss allocation of $580 thousand was established in December, 2007 for one commercial non- real estate loan totaling $775 thousand. This is the only loan of this type in the Company’s portfolio. Year-to-date charge-offs totaled $24 thousand and recoveries totaled $6 thousand resulting in net charge-offs of $18 thousand for the year ending December 31, 2007. For the same period of the prior year there were net recoveries of $3 thousand. Total non-performing loans, including the two impaired loans mentioned above, totaled $14.1 million at year end December 31, 2007 compared to $2.0 million of non-performing loans for the year ended December 31, 2006. The allowance for loan losses as a percentage of loans outstanding was 0.87% at December 31, 2007 compared to 0.63% at December 31, 2006.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, declining property values and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family, construction, and commercial real estate loans, and classified loans, are evaluated individually for impairment.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2007 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income increased $174 thousand, or 7.9% to $2.4 million for the year ended December 31, 2007 from $2.2 million for the year ended December 31, 2006, primarily due to increased customer service fees of $180 thousand. During the third quarter of 2006, the Company adjusted various service fees to its customers resulting in increased service fee income for the current year. Additionally, bank owned life insurance income increased $83 thousand to $711 thousand for the year ended December 31, 2007 from $628 thousand for the year ended December 31, 2006 due to improved performance of the investment. The net increase in noninterest income was reduced by an $86 thousand decrease in prepayment penalties and miscellaneous decreases in various accounts.

Noninterest Expense. Noninterest expense increased $517 thousand or 3.8%, to $14.1 million for the year ended December 31, 2007 from $13.6 million for the year ended December 31, 2006. This increase was primarily the result of a $244 thousand increase in other general and administrative expenses, a $172 thousand increase in data processing expenses, a $119 thousand increase in professional fees and a $117 thousand increase in the operating loss on the housing fund investment. Additionally, salaries and employee benefits decreased $178 thousand.

Total other general and administrative expenses increased $244 thousand, or 17.7%, to $1.6 million for the year ended December 31, 2007 from $1.4 million for the year ended December 31, 2006 primarily due to increased FDIC deposit insurance premiums assessed effective January, 2007 for all FDIC insured financial institutions.

Data processing cost increased $172 thousand, or 20.2% to $1.0 million for the year ended December 31, 2007 from $853 thousand for the year ended December 31, 2006 due to increased software maintenance expenses and fees related to increased processing volume resulting from new commercial business accounts.

Professional fees increased $119 thousand, or 28.9% to $531 thousand for the year ended December 31, 2007 from $412 thousand for the year ended December 31, 2006 primarily due to increased fees resulting from the analysis of various strategic alternatives.

The total loss on the California Affordable Housing Fund investment of $512 thousand for the year ended December 31, 2007 increased $117 thousand or 29.6% over the prior year’s period primarily due to a revised loss adjustment recorded in the third quarter of 2007. A re-evaluation of the housing fund was completed by the issuing bank in September which resulted in higher than anticipated losses for the year due to the delay in construction in one of the underlying properties of the investment. The total yield on the investment is expected to remain unchanged at 6.40%, however, the tax losses associated with this particular property have been accelerated in 2007.

Salaries and employee benefits represented 51.6% and 54.9% of total noninterest expense for the year ended December 31, 2007 and December 31, 2006, respectively. Total salaries and employee benefits decreased $178 thousand, or 2.4%, to $7.3 million for the year ended December 31, 2007 from $7.4 million for the same period in 2006 primarily due to lower bonus expenses resulting from lower net income.

Income Tax Expense. Income tax expense decreased $1.9 million to $624 thousand for the year ended December 31, 2007, from $2.5 million for the year ended December 31, 2006 due to lower pre-tax income for the period. The effective tax rate was 17.4% and 34.9% for the years ended December 31, 2007 and 2006, respectively. The decrease in the effective tax rate was attributable to the tax exempt status of income from the BOLI investment purchased during the first quarter of 2005 and tax credits from the affordable housing fund investment made in December 2004.

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005

General. Net income for the year ended December 31, 2006 was $4.7 million, a decrease of $93 thousand, or 1.9%, from $4.8 million for the year ended December 31, 2005. The decrease in net income resulted primarily from continued margin compression due to an increase in short term interest rates and a continued flattening and inversion of the yield curve as discussed below.

Interest Income. Interest income increased by $9.9 million or 27.7%, to $45.5 million for the year ended December 31, 2006 from $35.7 million for the year ended December 31, 2005. The primary factor for the increase in interest income was an increase in the average yield on loans receivable by 79 basis points to 6.06% for the year ended December 31, 2006 compared to 5.27% for the year ending December 31, 2005. In addition, total loans receivable increased $75.7 million or 11.6% from $654.3 million for the year ended December 31, 2005 to $730.0 million for the year ended December 31, 2006. The growth was primarily the result of loan originations exceeding repayments during the year.

The Company has originated loans with potential for negative amortization since 2000 and currently has a balance of $77.8 million at December 31, 2006 of such loans. Capitalized interest recognized in earnings that resulted from negative amortization within the portfolio totaled $1.7 million or 3.9% of loan interest income for the year ended December 31, 2006 and $519 thousand or 1.5% of loan interest income for the year ended December 31, 2005. The Company has mitigated the risks associated with the negatively amortizing loans by using conservative underwriting standards as evidenced by experiencing no losses related to these loans.

Interest income on other interest-earning assets increased $167 thousand, or 32.2% to $685 thousand for the year ended December 31, 2006 from $518 thousand for the year ended December 31, 2005 primarily due to increased FHLB stock dividends resulting from an increase in the average balances of Federal Home Loan Bank stock during the year and higher dividend rates paid. Additional Federal Home Loan Bank stock was purchased due to an increase in the average balances of Federal Home Loan Bank advances which were needed to fund loan originations.

Interest income on securities of $627 thousand for the year ended December 31, 2006 remained relatively consistent with the prior year increasing only $4 thousand. The average yield on the securities portfolio was 4.38% for the year ended December 31, 2006 compared to 4.45% for the same period in 2005.

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

Net Interest Income. As a result of the factors mentioned above, net interest income before the provision for loan losses decreased $379 thousand or 2.0%, to $18.6 million for the year ended December 31, 2006 from $18.9 million for the year ended December 31, 2005. Due to the continued flattening and subsequent inversion of the yield curve, the Company’s margins have continued to tighten with the net interest spread decreasing 38 basis points to 2.11% and the net interest margin decreasing 32 basis points to 2.44% compared to the prior year. The ratio of interest earning assets to interest bearing liabilities has also decreased 1.9% due to the continued use of interest earning assets to repurchase stock into treasury.

Provision for Loan Losses. A net recovery provision of $24 thousand was recorded for the year ended December 31, 2006 compared to a $250 thousand provision recorded for the year ended December 31, 2005. The provision decreased by $274 thousand due to the continued low level of charge-offs, adjustments made for current peer ratios and changes in other economic factors affecting the loan loss analysis. The allowance for loan losses as a percentage of loans outstanding was 0.63% at December 31, 2006. During the year ended December 31, 2006 the Company had net recoveries of approximately $3 thousand.

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

Noninterest Income. Noninterest income increased $73 thousand, or 3.4% to $2.2 million for the year ended December 31, 2006 from $2.1 million for the year ended December 31, 2005, primarily due to increased customer service fees of $131 thousand. During the third quarter of 2006, the Company adjusted various service fees to its customers resulting in increased service fee income for the current year. Additionally, BOLI income decreased $47 thousand to $628 thousand for the year ended December 31, 2006 from $675 thousand for the year ended December 31, 2005 due to market conditions related to the interest rate environment. Other miscellaneous fluctuations occurred in various other accounts contributing to the overall net increase.

Noninterest Expense. Noninterest expense increased $155 thousand or 1.2%, to $13.6 million for the year ended December 31, 2006 from $13.4 million for the year ended December 31, 2005. This increase was primarily the result of a $266 thousand increase in other general and administrative expenses and a $131 thousand increase in salaries and employee benefit expenses. Additionally, occupancy and equipment expenses decreased $163 thousand and advertising expenses decreased $65 thousand. Other miscellaneous fluctuations occurred in various other accounts contributing to the overall net increase.

Total other general and administrative expenses increased $266 thousand, or 23.9%, to $1.4 million for the year ended December 31, 2006 from $1.1 million for the year ended December 31, 2005 primarily due to increased debit card servicing fees of $162 thousand and debit card fraud losses of $81 thousand resulting from international debit card fraud during the second quarter of 2006. The Company does not expect these fees to continue, and has implemented a new debit card fraud monitoring program that has already significantly reduced these costs effective in August, 2006.

Salaries and employee benefits represented 54.9% and 54.6% of total noninterest expense for the year ended December 31, 2006 and December 31, 2005, respectively. Total salaries and employee benefits increased $131 thousand, or 1.8%, to $7.4 million for the year ended December 31, 2006 from $7.3 million for the same period in 2005. Total Stock Option and Incentive Plan (“SOP”) expenses increased $162 thousand primarily resulting from the adoption of SFAS 123R in 2006. ESOP compensation expense increased $85 thousand primarily resulting from an increase in the market value of the Company’s stock price during the period. Salary expense increased $58 thousand due to the addition of 4 full time equivalent employees as well as increased salaries in the current year. Salaries and employee benefits expense was partially reduced by a decrease in stock award expense of $116 thousand due to the application of SFAS 123R. Other miscellaneous fluctuations occurred in various other benefit accounts contributing to the overall net increase.

Total occupancy and equipment expenses decreased $163 thousand or 8.4% to $1.8 million for the year ended December 31, 2006 from $1.9 million for the same period in 2005 primarily due to various building improvements and repairs completed in 2005.

Advertising fees decreased $65 thousand due primarily to higher costs incurred during 2005 to introduce and market the Green Account product.

Income Tax Expense. Income tax expense decreased $94 thousand to $2.5 million for the year ended December 31, 2006, from $2.6 million for the year ended December 31, 2005. The effective tax rate was 34.9% and 35.3% for the years ended December 31, 2006 and 2005, respectively. The decrease in the effective tax rate was attributable to the tax exempt status of income from the BOLI investment purchased during the first quarter of 2005 and tax credits from the affordable housing fund investment made in December 2004.

Critical Accounting Policies

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by chargeoffs less recoveries. Management estimates the allowance balance required using past loan loss experience, peer group information, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed.

The Company believes that the allowance for loan losses and related provision expense are particularly susceptible to change in the near term, as a result of changes in the credit quality, which are evidenced by charge-offs and nonperforming loan trends. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact the level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents the best estimate of probably losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, banking regulators, as an integral part of their examination process, periodically review the allowance for loan losses. These regulatory agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectibility of amounts due, according to the contractual terms of the loan agreement, is in doubt. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer term basis, the Company maintains a strategy of investing in various lending products as described in greater detail under Item 1. “Business of Pacific Trust Bank—Lending Activities.” The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At December 31, 2007, the total approved loan commitments outstanding amounted to $2.5 million. At the same date, unused lines of credit were $68.3 million and outstanding letters of credit totaled $746 thousand. There are no investments and mortgage-backed securities scheduled to mature in one year or less at December 31, 2007, however in February 2008 two agency notes totaling $4.4 million were called at par. Certificates of deposit scheduled to mature in one year or less at December 31, 2007, totaled $274.4 million. Although the average cost of deposits increased throughout 2007, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. In addition, the Company has the ability at December 31, 2007 to borrow an additional $157.9 million from the Federal Home Loan Bank of San Francisco as a funding source to meet commitments and for liquidity purposes.

Commitments

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(in thousands)
Commitments to extend credit	$2,546	$2,546	$—	$—	$—
Standby letters of credit	746	26	—	—	720
Federal Home Loan Bank Advances	111,700	81,700	30,000	—	—
Operating Lease Obligations	1,556	364	622	406	164
Unused lines of credit	68,256	3	1,689	6,702	59,862
Maturing Certificates of Deposit	305,072	274,395	25,915	4,762	—

	$489,876	$359,034	$58,226	$11,870	$60,746

Capital

Consistent with its goals to operate a sound and profitable financial organization, Pacific Trust Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total capital was $77.9 million at December 31, 2007, or 10.1% of total assets on that date. As of December 31, 2007, Pacific Trust Bank exceeded all capital requirements of the Office of Thrift Supervision. Pacific Trust Bank’s regulatory capital ratios at December 31, 2007 were as follows: core capital 10.05%; Tier I risk-based capital, 13.14%; and total risk-based capital, 13.81%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase or decrease in the dollar value of the collateral securing loans that we have made. The Company is unable to determine the extent, if any, to which properties securing our loans have appreciated or depreciated in dollar value due to inflation or other economic conditions.

Recent Accounting Pronouncements

Please see Note 1 of the Notes to Consolidated Financial Statements set forth at Item 8.

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

The Office of Thrift Supervision provides Pacific Trust Bank with the information presented in the following tables. They present the projected change in Pacific Trust Bank’s net portfolio value at December 31, 2007 and December 31, 2006, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change.

Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	December 31, 2007			Net Portfolio Value as % of PV of Assets
	Net Portfolio Value
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	81,429	(16,244)	(17)%	10.52%	(175	)bp
+200 bp	88,135	(9,538)	(10)%	11.26%	(101	)bp
+100 bp	94,464	(3,209)	(3)%	11.94%	(32	)bp
0 bp	97,673			12.27%	0	bp
-100 bp	98,742	1,069	+1%	12.35%	+9	bp
-200 bp	98,391	718	+1%	12.28%	+1	bp

Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	December 31, 2006			Net Portfolio Value as % of PV of Assets
	Net Portfolio Value
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	75,489	(26,909)	(26)%	9.44%	(284	)bp
+200 bp	86,485	(15,914)	(16)%	10.65%	(164	)bp
+100 bp	95,134	(7,265)	(7)%	11.55%	(74	)bp
0 bp	102,399			12.29%	0	bp
-100 bp	104,127	1,729	+2%	12.43%	14	bp
-200 bp	106,446	4,047	+4%	12.63%	35	bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

December 31, 2007, 2006, and 2005

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by Crowe Chizek and Company LLP, an independent registered public accounting firm. As stated in their audit report, they express an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. See “Report of Independent Registered Public Accounting Firm.”

/s/ Hans R. Ganz	/s/ Regan J. Lauer
Hans R. Ganz President and Chief Executive Officer	Regan J. Lauer Senior Vice President/Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First PacTrust Bancorp, Inc.

Chula Vista, California

We have audited the accompanying consolidated statements of financial condition of First PacTrust Bancorp, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Chizek and Company LLP

Oak Brook, IL

March 5, 2008

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2007 and 2006

(Amounts in thousands, except share and per share data)

	2007	2006
ASSETS
Cash and due from banks	$6,551	$6,934
Federal funds sold	8,635	245
Interest-bearing deposits	6,610	6,816

Total cash and cash equivalents	21,796	13,995
Interest-bearing deposits in other financial institutions	992	992
Securities available-for-sale	4,367	13,989
Federal Home Loan Bank stock, at cost	6,842	9,794
Loans, net of allowance of $6,240 in 2007 and $4,670 in 2006	710,095	740,044
Accrued interest receivable	3,853	3,958
Premises and equipment, net	4,755	4,910
Bank owned life insurance	17,042	16,349
Other assets	4,978	4,312

Total assets	$774,720	$808,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$17,873	$14,362
Interest-bearing checking	41,115	52,917
Money market accounts	129,466	169,708
Savings accounts	80,625	43,440
Certificates of deposit	305,072	290,116

Total deposits	574,151	570,543

Advances from Federal Home Loan Bank	111,700	151,200
Accrued expenses and other liabilities	4,794	4,859

Total liabilities	690,645	726,602
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	67,537	65,940
Retained earnings	42,192	41,993
Treasury stock, at cost (2007—1,046,262 shares, 2006—1,039,246 shares)	(23,685)	(23,515)
Unearned employee stock ownership plan (2007—169,280 shares, 2006—211,600 shares)	(2,031)	(2,539)
Accumulated other comprehensive income/(loss)	8	(192)

Total shareholders’ equity	84,075	81,741

Total liabilities and shareholders’ equity	$774,720	$808,343

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

	2007	2006	2005
Interest and dividend income
Loans, including fees	$44,632	$44,202	$34,510
Securities	567	627	623
Dividends and other interest-earning assets	512	685	518

Total interest and dividend income	45,711	45,514	35,651
Interest expense
Savings	1,353	854	998
Checking	768	961	959
Money market	7,280	6,744	2,569
Certificates of deposit	14,461	11,024	7,606
Federal Home Loan Bank advances	4,985	7,362	4,571

Total interest expense	28,847	26,945	16,703

Net interest income	16,864	18,569	18,948
Provision for loan losses	1,588	(24)	250

Net interest income after provision for loan losses	15,276	18,593	18,698
Noninterest income
Customer service fees	1,573	1,393	1,266
Mortgage loan prepayment penalties	90	176	160
Income from bank owned life insurance	711	628	675
Net gain on sales of securities available-for-sale	—	—	18
Other	17	20	25

Total noninterest income	2,391	2,217	2,144
Noninterest expense
Salaries and employee benefits	7,271	7,449	7,318
Occupancy and equipment	1,840	1,770	1,933
Advertising	353	364	429
Professional fees	531	412	450
Stationery paper, supplies, and postage	450	437	422
Data processing	1,025	853	865
ATM costs	476	505	493
Operating loss on equity investment	512	395	386
Other general and administrative	1,624	1,380	1,114

Total noninterest expense	14,082	13,565	13,410

Income before income taxes	3,585	7,245	7,432
Income tax expense	624	2,531	2,625

Net income	$2,961	$4,714	$4,807

Basic earnings per share	$.71	$1.15	$1.16

Diluted earnings per share	$.70	$1.12	$1.13

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2005	$54	$65,281	$37,385	$(17,180)	$(3,555)	$(2,594)	$—	$79,391
Comprehensive income:
Net income	—	—	4,807	—	—	—	—	4,807
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(168)	(168)

Total comprehensive income								4,639

ESOP forfeitures used to reduce ESOP contribution	—	103	—	—	—	—	—	103
Options exercised	—	—	—	88	—	—	—	88
Stock awards earned	—	—	—	—	—	728	—	728
Purchase of 239,238 shares of treasury stock	—	—	—	(6,201)	—	—	—	(6,201)
Employee stock ownership plan shares earned	—	622	—	—	508	—	—	1,130
Tax benefits of RRP shares vesting	—	121	—	—	—	—	—	121
Dividends declared ($.53 per share)	—	—	(2,230)	—	—	—	—	(2,230)

Balance at December 31, 2005	54	66,127	39,962	(23,293)	(3,047)	(1,866)	(168)	77,769
Comprehensive income:
Net income	—	—	4,714	—	—	—	—	4,714
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(24)	(24)

Total comprehensive income								4,690

ESOP forfeitures used to reduce ESOP contribution	—	26	—	—	—	—	—	26
Options exercised	—	8	—	357	—	—	—	365
Stock option compensation expense	—	162	—	—	—	—	—	162
Stock awards earned	—	612	—	—	—	—	—	612
Issuance of stock awards	—	(23)	—	23	—	—	—	—
Purchase of 20,708 shares of treasury stock	—	—	—	(602)	—	—	—	(602)
Employee stock ownership plan shares earned	—	701	—	—	508	—	—	1,209
Tax benefits of RRP shares vesting	—	193	—	—	—	—	—	193
Dividends declared ($.63 per share)	—	—	(2,683)	—	—	—	—	(2,683)
Transferred to APIC (stock awards)	—	(1,866)	—	—	—	1,866	—	—

Balance at December 31, 2006	54	65,940	41,993	(23,515)	(2,539)	—	(192)	81,741
Adjustment to adopt FIN 48	—	—	328	—	—	—	—	328
Comprehensive income:
Net income	—	—	2,961	—	—	—	—	2,961
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	200	200

Total comprehensive income								3,161

ESOP forfeitures used to reduce ESOP contribution	—	(41)	—	—	—	—	—	(41)
Options exercised	—	(19)	—	233	—	—	—	214
Stock option compensation expense	—	316	—	—	—	—	—	316
Stock awards earned	—	686	—	—	—	—	—	686
Purchase of 17,320 shares of treasury stock	—	—	—	(403)	—	—	—	(403)
Employee stock ownership plan shares earned	—	536	—	—	508	—	—	1,044
Tax benefits of RRP shares vesting	—	119	—	—	—	—	—	119
Dividends declared ($.74 per share)	—	—	(3,090)	—	—	—	—	(3,090)

Balance at December 31, 2007	$54	$67,537	$42,192	$(23,685)	$(2,031)	$—	$8	$84,075

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006, and 2005

(Amounts in thousands)

	2007	2006	2005
Cash flows from operating activities
Net income	$2,961	$4,714	$4,807
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,588	(24)	250
Net accretion of securities	(18)	(20)	(20)
Depreciation and amortization	452	461	508
Employee stock ownership plan compensation expense	1,044	1,209	1,130
Stock option compensation expense	316	162	—
Stock award compensation expense	686	612	728
Realized gain on sales of securities available-for-sale, net	—	—	(18)
Bank owned life insurance income	(711)	(628)	(675)
Operating loss on equity investment	512	395	386
Loss on sale of property and equipment	—	25	—
Deferred income tax (benefit)/expense	(1,181)	166	569
Interest capitalized on negative amortizing loans	(1,589)	(1,733)	(519)
Federal Home Loan Bank stock dividends	(436)	(462)	(339)
Net change in:
Deferred loan costs	(203)	(272)	(530)
Accrued interest receivable	(91)	(990)	(713)
Other assets	843	474	83
Accrued interest payable and other liabilities	(636)	(322)	259

Net cash provided by operating activities	3,537	3,767	5,906
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	10,176	—	71
Proceeds from maturities and principal repayments of securities available-for-sale	1	3	3
Purchases of securities available-for-sale	—	—	(4,316)
Funding of equity investment	(166)	(1,104)	(1,474)
Loan originations and principal collections, net	31,211	(49,518)	(33,491)
Purchase of loans	(1,058)	—	(25,483)
Additions to premises and equipment	(300)	(216)	(409)
Proceeds from sale of equipment	3	—	—
Net change in other interest-bearing deposits	—	515	983
Purchase of bank owned life insurance	—	—	(15,000)
Redemption of Federal Home Loan Bank stock	3,388	266	216
Purchase of Federal Home Loan Bank stock	—	(1,075)	(616)

Net cash provided by (used in) investing activities	43,255	(51,129)	(79,516)
Cash flows from financing activities
Net increase in deposits	3,608	62,377	54,575
Net change in Federal Home Loan Bank open line	(40,500)	(3,000)	55,700
Repayments of Federal Home Loan Bank advances	(14,000)	(50,000)	(27,000)
Proceeds from Federal Home Loan Bank advances	15,000	40,000	—
ESOP forfeiture to reduce ESOP contribution	(41)	26	103
Exercise of stock options	214	365	88
Tax benefits from exercise of stock options	37	58	12
Tax benefit from RRP shares vesting	119	193	121
Purchase of treasury stock	(403)	(602)	(6,201)
Dividends paid on common stock	(3,025)	(1,933)	(2,230)

Net cash provided by (used in) financing activities	(38,991)	47,484	75,168

Net change in cash and cash equivalents	$7,801	$122	$1,558
Cash and cash equivalents at beginning of year	13,995	13,873	12,315

Cash and cash equivalents at end of year	$21,796	$13,995	$13,873

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$29,093	$26,663	$16,366
Income taxes paid	1,280	1,750	2,434
Supplemental disclosure of noncash activities
Adjustment to adopt FIN 48	328	—	—

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

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

Nature of Operations: The only business of the Company is the ownership of the Bank. The Bank is a federally chartered stock savings bank and member of the Federal Home Loan Bank (FHLB) system, which maintains insurance on deposit accounts with the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation. The Bank is engaged in the business of retail banking with operations conducted through its main office and eight branches located in the San Diego and Riverside counties. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

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

December 31, 2007, 2006, and 2005

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

Affordable Housing Fund: The Company has a 19% equity investment in an affordable housing fund originally totaling $4.2 million for purposes of obtaining tax credits and for Community Reinvestment Act purposes. This investment is recorded in other assets on the balance sheet and is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the Fund. The Company obtains tax credits from these investments which reduce income tax expense for a period of 10 years. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. For year ending 2007, 2006 and 2005 the fund had an operating loss of $512 thousand, $395 thousand and $386 thousand respectively. The balance of the investment at December 31, 2007 and December 31, 2006 was $2.9 million and $3.4 million, respectively, and is included in other assets.

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

Interest income on mortgage and commercial loans is discontinued at the time the loan is 91 days delinquent./ Consumer loans, other than those secured by real estate, are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged- off at an earlier date if collection of principal or interest is considered doubtful.

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

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

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value (or the amount that can be realized).

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ending December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the year ending December 31, 2005.

2005
Net income as reported	$4,807
Deduct: Stock-based compensation expense determined under fair value based method, net of tax	205

Pro forma net income	$4,602

Basic earnings per share as reported	$1.16
Pro forma basic earnings per share	1.11
Diluted earnings per share as reported	1.13
Pro forma diluted earnings per share	1.08

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

Employee Stock Ownership Plan: The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of shareholders’ equity. Compensation expense is based on the average market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduces retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. During 2007, 2006 and 2005, 4,558, 5,987 and 9,838 shares were forfeited. Per the provisions of the ESOP plan, forfeited shares were sold out of the plan and used to reduce the Company’s contribution resulting in a reduction of compensation expense in 2007, 2006 and 2005 of $124 thousand, $140 thousand, and $165 thousand respectively.

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

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

As a result of adoption, the Company recognized an increase to deferred tax assets of $328 thousand for uncertain tax positions. This amount was accounted for by increasing the beginning balance of retained earnings on the balance sheet. After recording the cumulative effect at the beginning of 2007, the Company had approximately $109 thousand of total gross unrecognized tax benefits at December 31, 2007. Of this total, $109 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2004 and for all state income taxes through 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at December 31, 2007.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). The Task Force reached a consensus

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The Task Force agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The Task Force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The Task Force also reached a consensus that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual—life by individual life policy. The Task Force also noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy shall be included in the amount that could be realized under the insurance contract. The issue was effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material impact on the financial statements.

New Accounting Pronouncements: In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows companies to record certain financial assets and liabilities at full fair value if they so choose. This statement was issued to mitigate volatility in reporting earnings caused by an accounting model using multiple measurement attributes. The effective date is the beginning of the first fiscal year after November 15, 2007. Early adoption must be made within 120 days of the beginning of the fiscal year of adoption. Early adoption also requires the adoption of the requirements of Statement No. 157, Fair Value Measurements. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

NOTE 3—SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2007
Agency securities FNMA/FHLB notes	$4,361	$14	$—
Collateralized mortgage obligations	—	—	—
Federal National Mortgage Association	5	—	—
Government National Mortgage Association	1	—	—

Total securities available for sale	$4,367	14	—

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

Two FNMA notes totaling $10.0 million were sold in November, 2007. The remaining FNMA/FHLB notes were called in February, 2008.

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2006
Agency securities FNMA/FHLB notes	$13,982	$—	$(327)
Collateralized mortgage obligations	—	—	—
Federal National Mortgage Association	6	—	—
Government National Mortgage Association	1	—	—

Total securities available for sale	$13,989	$—	$(327)

Sales of securities available-for-sale were as follows:

	2007	2006	2005
Proceeds from sales of securities	$10,176	$—	$71
Net realized gains/losses	$—	$—	18

At year end 2007 and 2006, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity. The tax provision related to these net realized gains was $0, $0, and $7 thousand, respectively.

There were no securities with unrealized losses at year-end 2007.

Securities with unrealized gains or losses at year-end 2006 which represent all debt securities held by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Agency securities FNMA/FHLB Note	$—	$—	$13,982	$(327)	$13,982	$(327)

Total temporarily impaired	$—	$—	$13,982	$(327)	$13,982	$(327)

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

As of December 31, 2007, the Company had recorded $14 thousand of unrealized gains on two agency securities. As of December 31, 2006, the Company had recorded $327 thousand unrealized losses on four agency securities. The unrealized gains and/or losses relate principally to the general change in interest rate levels that has occurred since the securities purchase dates, and such unrecognized losses will continue to vary with general interest rate level fluctuations in the future. As management has the ability to hold these debt securities, classified as available for sale, until their forecasted recovery date which may be maturity, no declines are deemed to be other than temporary.

NOTE 4—LOANS

Loans receivable consist of the following:

	2007	2006
One-to-four-family	$421,064	$515,891
Commercial real estate and multi-family	72,839	86,202
Construction loans	18,866	16,409
Home equity real estate secured loans	175,702	100,545
Consumer	2,553	2,944
Commercial	1,398	611
Land	21,705	20,108

Total	714,127	742,710
Allowance for loan losses	(6,240)	(4,670)
Net deferred loan costs	2,208	2,004

Loans receivable, net	$710,095	$740,044

At December 31, 2007, the Company has a total of $294.3 million in interest only mortgage loans and $48.2 million in loans with potential for negative amortization. At December 31, 2006, the Company had a total of $343.0 in interest only mortgage loans and $77.8 million in potentially negatively amortizing mortgage loans. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes the risk is mitigated through the company’s loan terms and underwriting standards, including its policies on loan-to-value ratios. At December 31, 2007 the home equity real estate secured loans includes $164.0 million of the Company’s Green account loans of which $155.0 million is secured by one-to-four-family loans, $2.3 million is secured by multi-family properties, $6.2 million is secured by commercial properties and $429 thousand is secured by land. At December 31, 2006 the home equity real estate secured loans includes $84.3 million which was secured by one-to-four-family loans, $1.3 million is secured by multi-family properties and $1.7 million was secured by commercial properties.

Activity in the allowance for loan losses is summarized as follows:

	2007	2006	2005
Balance at beginning of year	$4,670	$4,691	$4,430
Loans charged off	(24)	(15)	(25)
Recoveries of loans previously charged off	6	18	36
Provision for loan losses	1,588	(24)	250

Balance at end of year	$6,240	$4,670	$4,691

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

Individually impaired loans were as follows:

	2007	2006
Year-end loans with no allocated allowance for loan losses	$—	$1,952
Year-end loans with allocated allowance for loan losses	11,559	—

Total	11,559	1,952

Amount of the allowance for loan losses allocated	$2,278	$—

	2007	2006	2005
Average of individually impaired loans during year	$5,942	$163	$—
Interest income recognized during impairment	—	—	—
Cash-basis interest income recognized	—	—	—

Nonperforming loans were as follows:

	2007	2006
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	$14,132	$1,952

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

At December 31, 2007, of the nonaccrual loans of $14.1 million, five loans totaling $11.6 million are considered impaired. The balance of 2007 nonaccrual and impaired loans is primarily comprised of one construction loan in foreclosure with a loan balance of $9.9 million. The amount of allowance allocated for these loans is $2.3 million. At December 31, 2006, the non-accrual loan of $2.0 million was considered impaired. The amount of allowance allocated was zero since no loss was expected.

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	2007	2006
Land and improvements	$1,638	$1,638
Buildings	3,930	3,809
Furniture, fixtures, and equipment	3,115	3,191
Leasehold improvements	1,033	982

Total	9,716	9,620
Less accumulated depreciation and amortization	(4,961)	(4,710)

Premises and equipment, net	$4,755	$4,910

Depreciation expense was $453 thousand, $461 thousand, and $508 thousand for 2007, 2006, and 2005.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2007 pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows, before considering renewal options that generally are present.

2008	$364
2009	364
2010	258
2011	242
2012	164
Thereafter	164

Total	$1,556

Total rent expense for the years ended December 31, 2007, 2006, and 2005 amounted to $369 thousand, $347 thousand, and $335 thousand.

NOTE 6—DEPOSITS

Certificate of deposit accounts with balances of $100 thousand or more totaled $135.7 million and $136.5 million at December 31, 2007 and 2006, respectively. Brokered certificates of deposit were $3.8 million and $21.7 million at December 31, 2007 and 2006, respectively.

The scheduled maturities of time deposits at December 31, 2007 are as follows:

2008	$274,395
2009	16,464
2010	9,451
2011	2,369
2012	2,393

Total	$305,072

NOTE 7—FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2007, the interest rates on the Bank’s advances from the FHLB ranged from 2.67% to 5.00% with a weighted average rate of 4.06%. At December 31, 2006, the interest rates on the Bank’s advances from the FHLB ranged from 2.24% to 5.40% with a weighted average rate of 4.64%. The contractual maturities by year of the Bank’s advances are as follows:

	2007	2006
2007	$—	$14,000
2008	45,000	45,000
2009	30,000	15,000
Overnight borrowings	36,700	77,200

Total advances	$111,700	$151,200

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At December 31, 2007 and 2006, the Bank’s advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $416.1 million and $531.3 million, and the Bank’s investment of capital stock of FHLB of San Francisco of $6.8 million and $9.8 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $157.9 million at December 31, 2007.

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

During 2007, 2006 and 2005, 42,320 shares of stock with an average fair value $24.49, $28.48, and $26.32 per share were committed to be released, resulting in ESOP compensation expense of $778 thousand, $970 thousand, and $886 thousand, respectively for each year. During 2007 and 2006, 4,558 and 5,987 shares were forfeited. Per the terms of the ESOP plan, the forfeited shares were sold out of the plan and the proceeds were used to reduce the Company’s contribution resulting in a reduction of compensation expense during 2007 and 2006 of $124 thousand and $140 thousand, respectively. Shares held by the ESOP at December 31, 2007 and 2006 are as follows:

Shares held by the ESOP were as follows:

	2007	2006
Allocated shares to participants	209,273	183,191
Unearned shares	169,280	211,600

Total ESOP shares	378,553	394,791

Fair value of unearned shares at year end	$3,083	$5,863

NOTE 9—INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2007	2006	2005
Current tax provision
Federal	$1,259	$1,734	$1,537
State	636	631	519

	1,895	2,365	2,056
Deferred tax (benefit) expense
Federal	(1,054)	98	442
State	(217)	68	127

	(1,271)	166	569

	$624	$2,531	$2,625

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2007	2006	2005
Statutory federal tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	6.2	6.9	7.5
California housing fund investment	(11.9)	(4.1)	(4.4)
Bank owned life insurance	(6.7)	(2.9)	(3.1)
Other, net	(4.2)	1.0	1.3

Effective tax rates	17.4%	34.9%	35.3%

The components of the net deferred tax asset, included in other assets, are as follows:

	2007	2006
Deferred tax assets
Allowance for loan losses	$2,517	$1,555
Unrealized loss on securities available-for-sale	—	135
RRP Plan	136	150
Section 475 mark-to-market adjustment	6	—
SOP Plan	197	67
Deferred California tax	179	212
Investment in Partnership	81	126
Other	137	91

	3,253	2,336

Deferred tax liabilities
Deferred loan costs	(926)	(932)
FHLB stock dividends	(637)	(710)
Section 475 mark-to-market adjustment	—	(134)
Unrealized gain on securities available-for-sale	(6)	—
Depreciation	(8)	(38)
Other	(256)	(233)

	(1,833)	(2,047)

Net deferred tax asset	$1,420	$289

At December 31, 2006 and 2005, the Company has a tax-related contingent liability of $109 thousand and $437 thousand related to the bad debt deduction for tax purposes. See Note 1 for further discussion.

NOTE 10—LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments such as loan commitments, credit lines, letters of credit, and overdraft protection are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contact are met, and usually have expiration dates. Commitments

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

may expire without being used. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end:

	Contract Amount December 31,
	2007	2006
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$2,511	$2,766
Unused lines of credit	68,256	49,551
Construction loans in process	35	3,592
Standby letters of credit	746	73

At December 31, 2007 and 2006, there were no fixed rate commitments to extend credit. Commitments to make loans are generally made for periods of 30 days or less.

Financial instruments that potentially subject the Bank to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, and loans. At December 31, 2007 and 2006 respectively, the Bank had deposit accounts with balances totaling approximately $3.1 million and $4.0 million held at Pacific Coast Bankers Bank and Bank of the West.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2007 and 2006, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Total capital (to risk - weighted assets)	$81,826	13.81%	$47,415	8.00%	$59,269	10.00%
Tier 1 capital (to risk- weighted assets)	77,875	13.14	23,708	4.00	35,562	6.00
Tier 1 (core) capital (to adjusted tangible assets)	77,875	10.05	30,985	4.00	38,732	5.00
December 31, 2006
Total capital (to risk- weighted assets)	$80,245	14.00%	$45,852	8.00%	$57,315	10.00%
Tier 1 capital (to risk- weighted assets)	75,576	13.19	22,926	4.00	34,389	6.00
Tier 1 (core) capital (to adjusted tangible assets)	75,576	9.35	32,338	4.00	40,422	5.00

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. At December 31, 2007, approximately $1.4 million was available to pay dividends to the holding company.

NOTE 12—EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) plan whereby substantially all employees participate in the plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions, to be determined annually by the Board of Directors, on the first 4% of the employee’s compensation contributed to the plan. Matching contributions vest to the employee at the end of the calendar year in which the contribution was made. For the years ended December 31, 2007, 2006, and 2005, expense attributable to the plan amounted to $115 thousand, $115 thousand, and $110 thousand.

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

NOTE 13—EMPLOYEE STOCK COMPENSATION

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for both plans was $1.0 million, $774 thousand, and $729 thousand for 2007, 2006 and 2005. The total income tax benefit was $156 thousand, $251 thousand, and $133 thousand.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

RRP Plan: A Recognition and Retention Plan (RRP) provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value at date of grant. Pursuant to its 2003 stock-based incentive plan, total shares issuable under the plan are 211,600. See table below for the history of awarded and forfeited shares. There were no shares awarded during 2007. These shares vest over a five-year period. Compensation expense for restricted stock awards totaled approximately $686 thousand, $612 thousand and $729 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at January 1, 2007	90,080	$18.27
Granted	—	—
Vested	40,560	$18.00
Forfeited	—	—

Nonvested at December 31, 2007	49,520	$18.48

As of December 31, 2007, there was $422 thousand of total unrecognized compensation cost related to 49,520 nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of less than 1 year. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $993 thousand, $1.7 million and $1.0 million.

SOP Plan: A Stock Option Plan (SOP) provides for issue of options to directors, officers, and employees. The Company adopted the SOP during 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant.

The fair value of options granted and pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2007.

	Sept 12 2006	Jan 25 2005
Date of grant
Options granted	10,000	24,000
Estimated fair value of stock options granted	$4.94	$4.93
Assumptions used:
Risk-free interest rate	4.71%	3.71%
Expected option life	5 years	5 years
Expected stock price volatility	14.98%	18.50%
Dividend yield	2.18%	1.87%

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

A summary of the activity for 2007 in the SOP is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Beginning of year	491,700	$18.46
Granted	0	0
Exercised	(10,304)	17.19
Forfeited or expired	(10,000)	24.39

Outstanding at end of year	471,396	$18.36	5.64	$—

Options exercisable at year-end	342,686	$17.98	5.55	$78,818

Information related to the stock option plan during each year follows:

	2007	2006	2005
Intrinsic value of options exercised	$89	$143	$33
Cash received from option exercises	177	307	76
Tax benefit realized from option exercises	37	58	12

As of December 31, 2007, there was $217 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of less than one year.

NOTE 14—EARNINGS PER COMMON SHARE

The factors used in the earnings per share computation follow.

	2007	2006	2005
Basic
Net income	$2,961	$4,714	$4,807

Weighted average common shares outstanding	4,170,185	4,088,126	4,134,151

Basic earnings per share	$0.71	$1.15	$1.16

Diluted
Net income	$2,961	$4,714	$4,807

Weighted average common shares outstanding for basic earnings per common share	4,170,185	4,088,126	4,134,151
Add: Dilutive effects of stock options	63,752	96,488	90,590
Add: Dilutive effects of stock awards	6,178	17,607	22,595

Average shares and dilutive potential common shares	4,240,115	4,202,221	4,247,336

Diluted earnings per common share	$0.70	$1.12	$1.13

Stock options for 24,000 and 10,000 shares of common stock were not considered in computing diluted earnings per common share for 2007 and 2006 because they were antidilutive.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

NOTE 15—RELATED-PARTY TRANSACTIONS

The Company has granted loans to certain officers and directors and their related interests.

Activity in the loan accounts of officers and directors and their related interests follows for the year ended December 31, 2007:

Balance at beginning of year	$522
Loans originated	113
Principal repayments	(133)

Balance at end of year	$502

Deposits from principal officers, directors, and their related interests at year-end 2007 and 2006 were $3.9 million and $2.6 million, respectively.

NOTE 16—FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair value of financial instruments consist of the following:

	December 31, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$21,796	$21,796	$13,995	$13,995
Interest-bearing deposits in other financial institutions	992	992	992	992
Securities available- for- sale	4,367	4,367	13,989	13,989
FHLB stock	6,842	6,842	9,794	9,794
Loans, net	710,095	714,313	740,044	739,918
Accrued interest receivable	3,853	3,853	3,958	3,958
Financial liabilities
Deposits	$574,151	$574,786	$570,543	$570,188
Federal Home Loan Bank Advances	111,700	111,932	151,200	150,313
Accrued interest payable	668	668	914	914

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

NOTE 17—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income components and related taxes were as follows:

	2007	2006	2005
Unrealized holding gains/(losses) on securities available for sale	$341	$(40)	$(269)
Reclassification adjustments for gains/(losses) recognized in income	(—)	(—)	(18)

Net unrealized gains (losses)	341	(40)	(287)
Tax effect	(141)	16	119

Other comprehensive income (loss)	$200	$(24)	$(168)

NOTE 18—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31
2007
Interest income	$11,938	$11,297	$11,262	$11,214
Interest expense	7,449	7,151	7,303	6,944

Net interest income	4,489	4,146	3,959	4,270
Provision for loan losses	(16)	(74)	804	874
Noninterest income	580	629	593	589
Noninterest expense	3,498	3,676	3,620	3,288

Income before income taxes	1,587	1,173	128	697
Income tax expense	549	373	(155)	(143)

Net income	$1,038	$800	$283	$840

Basic Earnings per share	$.25	$.19	$.07	$.20

Diluted Earnings per share	$.25	$.19	$.07	$.20

2006
Interest income	$10,309	$11,290	$12,012	$11,903
Interest expense	5,560	6,505	7,367	7,513

Net interest income	4,749	4,785	4,645	4,390
Provision for loan losses	71	112	(83)	(124)
Noninterest income	514	561	559	583
Noninterest expense	3,441	3,523	3,392	3,209

Income before income taxes	1,751	1,711	1,895	1,888
Income tax expense	639	589	640	663

Net income	$1,112	$1,122	$1,255	$1,225

Basic Earnings per share	$.27	$.28	$.31	$.30

Diluted Earnings per share	$.27	$.27	$.30	$.29

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

NOTE 19—PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and cash equivalents	$4,916	$4,490
ESOP loan	2,031	2,539
Investment in bank subsidiary	77,883	75,383
Accrued interest receivable and other assets	81	90

Total assets	$84,911	$82,502

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$836	$761
Shareholders’ equity	84,075	81,741

Total liabilities and shareholders’ equity	$84,911	$82,502

CONDENSED STATEMENTS OF INCOME

For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income
Dividends from subsidiary	$3,300	$3,000	$5,000
ESOP loan	140	167	195
Deposits in other financial institutions	164	93	112
Other income	—	—	18

Total income	3,604	3,260	5,325
Other Expenses
Other operating expense	311	222	252

Income before income taxes and equity in undistributed earnings of bank subsidiary	3,293	3,038	5,073
Income taxes	32	16	28

Income before equity in undistributed earnings of bank subsidiary	3,261	3,022	5,045
Equity in undistributed earnings of bank subsidiary	(300)	1,692	(238)

Net income	$2,961	$4,714	$4,807

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

(Amounts in thousands, except share and per share data)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities
Net income	$2,961	$4,714	$4,807
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	300	(1,692)	238
Realized gain on sales of securities available-for-sale, net	—	—	(18)
Change in other assets and liabilities	232	359	63

Net cash from operating activities	3,493	3,381	5,090
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	—	—	71
Decrease in other interest-bearing deposits		515	(9)

Net cash from investing activities	—	515	62
Cash flows from financing activities
Capital contribution to the subsidiary	(147)	(91)	(157)
ESOP loan payments	508	508	508
Purchase of treasury stock	(403)	(602)	(6,201)
Dividends paid	(3,025)	(1,933)	(2,230)

Net cash from financing activities	(3,067)	(2,118)	(8,080)

Net change in cash and cash equivalents	426	1,778	(2,928)
Beginning cash and cash equivalents	4,490	2,712	5,640

Ending cash and cash equivalents	$4,916	$4,490	$2,712

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No disclosure is required under this Item.

Item 9A. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2007, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers. The information concerning directors of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year. Information concerning the executive officers of the Company who are not directors is incorporated herein by reference from Part I of this Form 10-K under the caption “Executive Officers of the Registrant Who Are Not Directors.”

Audit Committee Financial Expert. Information concerning the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2008, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11. Executive Compensation

The information concerning executive compensation required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders, except for information contained under the headings “Compensation Committee report on Executive Compensation, and “Report of the Audit Committee,” a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2007.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in April 2008, except for information contained under the headings “Compensation Committee Report on Executive Compensation” and “Report of the Audit Committee”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 14. Principal Accountant Fees and Services

(a)	Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 18, 2008 (excluding the information contained and the heading of “Report of the Audit/Compliance Committee”). A copy of such will be filed no later than 120 days after December 31, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data
(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3)	Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

10.2	Severance Agreement with Melanie Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

10.7	Named Executive Officers Salary and Bonus Arrangements for 2008 and Director Fee Arrangements for 2008.	10.7

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Chizek and Company LLP	23.0

24.0	Power of Attorney, included in signature pages	24.0

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.0	Section 1350 of The Sarbanes-Oxley Act Certification	32

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.
**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31,2005.
(b)	Exhibits—Included, see list in (a)(3).
(c)	Financial Statement Schedules—None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: March 10, 2008	By:	/s/ HANS R. GANZ
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