Form 10-Q
period 2008-03-31
FIRST PACTRUST BANCORP INC
filed 2008-05-06
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 6, 2008 the Registrant had 4,320,514 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$5,782	$6,551
Federal funds sold	2,405	8,635
Interest-bearing deposits	7,835	6,610

Total cash and cash equivalents	16,022	21,796
Interest-bearing deposit in other financial institution	992	992
Securities available-for-sale	5	4,367
Federal Home Loan Bank stock, at cost	6,935	6,842
Loans receivable, net of allowance of $5,914 at March 31, 2008 and $6,240 at December 31, 2007	742,519	710,095
Accrued interest receivable	3,764	3,853
Real estate owned, net	436	—
Premises and equipment, net	4,657	4,755
Bank owned life insurance investment	17,213	17,042
Other assets	4,987	4,978

Total assets	$797,530	$774,720

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$16,324	$17,873
Interest-bearing	559,742	556,278

Total deposits	576,066	574,151
Advances from Federal Home Loan Bank	133,300	111,700
Accrued expenses and other liabilities	4,325	4,794

Total liabilities	713,691	690,645
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	67,716	67,537
Retained earnings	42,587	42,192
Treasury stock, at cost (March 31, 2008 - 1,102,762 shares, December 31, 2007 - 1,046,262 shares)	(24,614)	(23,685)
Unearned employee stock ownership plan shares (March 31, 2008 - 158,700 shares, December 31, 2007 – 169,280 shares)	(1,904)	(2,031)
Accumulated other comprehensive income	—	8

Total shareholders’ equity	83,839	84,075

Total liabilities and shareholders’ equity	$797,530	$774,720

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income

(In thousands of dollars except per share data)

(Unaudited)

	Three months ended March 31,
	2008	2007
Interest and dividend income
Loans, including fees	$11,129	$11,608
Securities	75	157
Dividends and other interest-earning assets	135	173

Total interest income	11,339	11,938
Interest expense
Deposits	5,165	5,893
Federal Home Loan Bank advances	1,049	1,556

Total interest expense	6,214	7,449

Net interest income	5,125	4,489
Provision/(reduction) for loan losses	405	(16)

Net interest income after provision/(reduction) for loan losses	4,720	4,505
Noninterest income
Customer service fees	374	377
Mortgage loan prepayment penalties	32	30
Income from bank owned life insurance	171	169
Other income	3	4

Total noninterest income	580	580
Noninterest expense
Salaries and employee benefits	1,914	1,970
Occupancy and equipment	446	453
Advertising	86	100
Professional fees	130	128
Stationary, supplies, and postage	108	121
Data processing	258	221
ATM costs	110	114
Operating loss on equity investment	89	86
Other general and administrative	445	305

Total noninterest expense	3,586	3,498

Income before income taxes	1,714	1,587
Income tax expense	548	549

Net income	$1,166	$1,038

Comprehensive income	$1,158	$1,092

Earnings per share
Basic	$.28	$.25

Diluted	$.28	$.25

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,166	$1,038
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization on securities	(53)	(5)
Provision for loan losses	405	(16)
Depreciation and amortization	109	103
Federal Home Loan Bank stock dividends	(93)	(144)
Bank owned life insurance income	(171)	(169)
Employee stock ownership plan compensation expense	181	289
Stock award compensation expense	177	172
Stock option compensation expense	79	78
Operating loss on equity investment	89	86
Deferred income tax (benefit)/expense	(78)	(288)
Interest capitalized on negative amortizing loans	(276)	(493)
Net change in:
Deferred loan fees	(216)	84
Accrued interest receivable	14	383
Other assets	69	314
Accrued interest payable and other liabilities	(540)	(480)

Net cash provided by (used in) operating activities	862	952
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities/calls of available-for-sale securities	4,476	—
Loan originations and principal collections, net	(33,101)	24,694
Redemption of Federal Home Loan Bank stock	—	1,259
Proceeds from sale of other real estate owned	328	—
Additions to premises and equipment	(11)	(86)

Net cash provided by (used in) investing activities	(28,308)	25,867
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,915	8,354
Net change in Federal Home Loan Bank open line	(23,400)	(22,000)
Repayments of Federal Home Loan Bank advances	(5,000)	(8,000)
Proceeds from Federal Home Loan Bank advances	50,000	—
Purchase of treasury stock	(1,060)	—
Exercise of stock options	—	214
Dividends paid on common stock	(783)	(758)

Net cash provided by (used in) financing activities	21,672	(22,190)

Net change in cash and cash equivalents	(5,774)	4,629

Cash and cash equivalents at beginning of period	21,796	13,995

Cash and cash equivalents at end of period	$16,022	$18,624

Supplemental disclosures of cash flow information
Adjustment to adopt FIN 48	$—	$328
Transfers of loans to other real estate owned	764	—

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars, except share and per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2007	$54	$65,940	$41,993	$(23,515)	$(2,539)	$(192)	$81,741
Adjustment to adopt FIN 48	—	—	328	—	—	—	328
Comprehensive income:
Net income	—	—	2,961	—	—	—	2,961
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	200	200

Total comprehensive income							3,161

ESOP forfeitures used to reduce ESOP contribution	—	(41)	—	—	—	—	(41)
Options exercised	—	(19)	—	233	—	—	214
Stock option compensation expense	—	316	—	—	—	—	316
Stock awards earned	—	686	—	—	—	—	686
Purchase of 17,320 shares of treasury stock	—	—	—	(403)	—	—	(403)
Employee stock ownership plan shares earned	—	536	—	—	508	—	1, 044
Tax benefits of RRP shares vesting	—	119	—	—	—	—	119
Dividends declared ($.74 per share)	—	—	(3,090)	—	—	—	(3,090)

Balance at December 31, 2007	$54	$67,537	$42,192	$(23,685)	$(2,031)	$8	$84,075

Comprehensive income:
Net income	—	—	1,166	—	—	—	1,166
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	(8)	(8)

Total comprehensive income							1,158

Stock option compensation expense	—	79	—	—	—	—	79
Stock awards earned	—	177	—	—	—	—	177
Issuance of stock awards	—	(131)	—	131	—	—	—
Purchase of 62,300 shares of treasury stock	—	—	—	(1,060)	—	—	(1,060)
Employee stock ownership plan shares earned	—	54	—	—	127	—	181
Dividends declared ($.19 per share)	—	—	(771)	—	—	—	(771)

Balance at March 31, 2008	$54	$67,716	$42,587	$(24,614)	$(1,904)	$—	$83,839

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(amounts in thousands of dollars)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) and its wholly owned subsidiary Pacific Trust Bank (the Bank) as of March 31, 2008 and December 31, 2007 and for the three month periods ended March 31, 2008 and March 31, 2007. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The December 31, 2007 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the disclosures required by U.S. generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2008. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Summary of Significant Accounting Policies

Nature of Operations: The only business of the Company is the ownership of the Bank. The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (FHLB) system, which maintains insurance on deposit accounts with the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation. The Bank is engaged in the business of retail banking, with operations conducted through its main office and eight branches located in San Diego and Riverside counties. There are no significant concentrations of loans to any one industry or customer. However, the customer’s ability to repay their loans is dependent on the real estate market and general economic conditions in the area.

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

Accounting for Uncertainty in Income Taxes (“FIN 48”): The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

As a result of adoption, the Company recognized an increase to deferred tax assets of $328 thousand for uncertain tax positions. This amount was accounted for by increasing the beginning balance of retained earnings on the balance sheet. After recording the cumulative effect at the beginning of 2007, the Company had approximately $109 thousand of total gross unrecognized tax benefits at March 31, 2008, which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at March 31, 2008.

New Accounting Pronouncements: In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

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

The Black-Scholes option pricing valuation model was used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The following assumptions were used for those options that were granted during 2008:

Date of grant (2008)	January 22
Options granted	13,000
Estimated fair value of options granted	$1.89
Assumptions used:
Risk-free interest rate	2.64%
Expected option life	5 years
Expected stock price volatility	11.14%
Expected dividend yield	4.24%

The following table represents stock option activity for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	471,396	$18.36
Granted	13,000	17.00
Exercised	—	—
Forfeited or expired	(1,000)	17.19

Outstanding at end of period	483,396	$18.33	5.51	$—

Options exercisable at end of period	345,486	$18.08	5.31	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. SFAS 123(R) requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5% for senior management and the board of directors and 45% for all other employees. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. The Company recorded stock compensation expense of $79 thousand and $78 thousand as salary and employee benefits expense during the three months ended March 31, 2008 and March 31, 2007 respectively. As of March 31, 2008, there was a total of $159 thousand of total unrecognized compensation costs related to 137,910 nonvested options in the plan.

Options outstanding at March 31, 2008 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17 - $22	459,396	5.42	17.88	333,086	17.76
$22 - $25	—	—	—	—	—
$25 - $29	24,000	7.18	26.88	12,400	26.62

Outstanding at year end	483,396			345,486

Recognition and Retention Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Pursuant to its 2003 stock-based incentive plan, the Company awarded 214,800 shares of RRP awards since inception of the plan. There were 5,800 shares granted during the three months ended March 31, 2008. There were no shares forfeited in 2007 or during the first quarter of 2008. Compensation expense for RRP awards totaled approximately $177 thousand for the three months ended March 31, 2008 and $172 thousand for the three months ended March 31, 2007. As of March 31, 2008, there was a total of $338 thousand unrecognized compensation cost related to 55,320 nonvested RRP awards granted under the plan.

As described in Note 13 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the plan allows for the issuance of RRP awards that may not be sold or otherwise transferred until the restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally one to five years). The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest and then amortized over the vesting period.

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

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Basic
Net income	$1,166	$1,038

Weighted average common shares outstanding	4,191,734	4,141,252

Basic earnings per share	$.28	$.25

Diluted
Net income	$1,166	$1,038

Weighted average common shares outstanding for basic earnings per common share	4,191,734	4,141,252
Add: Dilutive effects of stock options	—	78,826
Add: Dilutive effects of stock awards	1	11,170

Average shares and dilutive potential common shares	4,191,735	4,231,248

Diluted earnings per common share	$.28	$.25

Stock options for 470,396 shares and 25,000 shares of common stock were not considered in computing diluted earnings per common share for the period ending March 31, 2008 and 2007 because they were anti-dilutive.

Note 6 – Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $17.4 million. Of the $17.4 million, $10.6 had an allowance allocation of $1.8 million. During the current quarter an additional provision for loan losses of $176 thousand was made for those loans (Level 3 inputs).

Real estate owned of $436 thousand was based on the fair value of the collateral (Level 3 inputs).

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at March 31, 2008 to its financial condition at December 31, 2007 and the results of operations for the three month period ended March 31, 2008 to the same period in 2007. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

The Company’s total assets increased 2.9%, to $797.5 million at March 31, 2008 from $774.7 million at December 31, 2007. The increase primarily reflected the growth in the balance of loans receivable in the amount of $32.4 million.

Two agency securities totaling $4.3 million were called at par during the quarter which decreased the balance of securities classified as available-for-sale to $5 thousand at March 31, 2008 from $4.4 million at December 31, 2007.

Net loans receivable increased by $32.4 million, or 4.6%, to $742.5 million at March 31, 2008 from $710.1 million at December 31, 2007. The increase in loans resulted primarily from loan originations exceeding repayments during the period. Loan production was $74.0 million for the quarter and was primarily attributable to growth of one-to four- family loans and the Company’s Green account loan product. Despite a large increase in loan production during the current quarter, the Company does not expect this trend to continue throughout the year.

At March 31, 2008, the Company had a total of $322.9 million in interest only mortgage loans and $45.0 million in loans with the potential for negative amortization. At December 31, 2007, the Company had a total of $294.3 million in interest only mortgage loans and $48.2 million in loans with the potential for negative amortization. The Company no longer originates loans with the potential for negative amortization. The Company continues to originate interest only loans and growth in those loans is primarily attributable to growth in the Company’s Green account loan product, which by its nature, is an interest only product. Negatively amortizing and interest only loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization which could result in a larger amount outstanding. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards.

At March 31, 2008, real estate acquired in settlement of loans totaled $436 thousand which consisted of one, one-to four- family property currently held for sale.

Total deposits increased by $1.9 million, or 0.3%, to $576.1 million at March 31, 2008 from $574.2 million at December 31, 2007. Deposits increased as a result of marketing efforts and newly originated business deposits and primarily reflected growth in savings and NOW accounts. Savings accounts increased $12.3 million, or 15.3%, to $93.0 million, chiefly in the Company’s high yield savings account due to competitive rate terms. Now accounts increased $2.9 million or 7.0% to $44.0 million. Money market accounts decreased $9.4 million or 7.2% to $120.1 million and certificate of deposit accounts decreased $2.4 million, or 0.8%, to $302.7 million due to customers shifting their funds into higher yielding products of the Company and moving to substantially higher rates paid by competitors. Brokered certificates of deposit increased $11.5 million to $15.3 million at March 31, 2008.

Due to the increase in loan production, the Company’s Federal Home Loan Bank advances increased $21.6 million to $133.3 million.

Equity decreased $236 thousand to $83.8 million at March 31, 2008 from $84.1 million at December 31, 2007. The net decrease resulted primarily from the purchase of outstanding shares of stock in the amount of $1.1 million as well as a result of the payment of dividends in the amount of $771 thousand. Equity increased primarily as a result of net income of $1.2 million, ESOP shares earned of $181 thousand and stock awards earned of $177 thousand.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General. Net income for the three months ended March 31, 2008 was $1.2 million, reflecting a $128,000, or 12.3% increase over last year’s quarter. The increase resulted from the fluctuations described below.

Interest income. Interest income decreased by $599,000, or 5.0%, to $11.3 million for the three months ended March 31, 2008 from $11.9 million for the three months ended March 31, 2007. The decrease in interest income was due to a reversal of loan interest income in the amount of $362 thousand related to loans on non-accrual status, an $8.0 million decrease in the average balance of loans receivable from $730.7 million for the three months ended March 31, 2007 to $722.7 million for the three months ended March 31, 2008, and a 19 basis point decrease in the average yield on loans receivable to 6.16% for the three months ended March 31, 2008 reflecting the overall decrease in interest rates compared to the prior period.

The Company’s loans with the potential of negative amortization totaled $45.0 million for the three months ended March 31, 2008. The Company is no longer offering loans with the potential for negative amortization. Capitalized interest recognized in earnings that resulted from negative amortization within the portfolio totaled $276 thousand or 2.5% of loan interest income for the three months ended March 31, 2008 and $493 thousand or 4.3% of loan interest income for the three months ended March 31, 2007. The Company has mitigated the risks associated with the negatively amortizing loans by using conservative underwriting standards.

Interest income on securities decreased $82 thousand, or 52.2%, to $75 thousand for the three months ended March 31, 2008 from $157 thousand for the three months ended March 31, 2007 primarily due to a $12.1 million decrease in the average balance of securities available for sale from $14.3 million for the three months ended March 31, 2007 to $2.1 million for the three months ended March 31, 2008.

Interest income on other interest-earning assets decreased $38 thousand to $135 thousand for the three months ended March 31, 2008 from $173 thousand for the three months ended March 31, 2007 primarily due to lower FHLB stock dividends resulting from a decrease in the balances of Federal Home Loan Bank stock.

Interest Expense. Interest expense decreased $1.2 million or 16.6%, to $6.2 million for the three months ended March 31, 2008. Interest expense on deposits decreased $728 thousand, or 12.4%, to $5.2 million for the three months ended March 31, 2008 from $5.9 million for the same period in 2007. This resulted from a 60 basis point decrease in the Company’s cost of funds due to a decrease in short term interest rates as well as a $322 thousand decrease in the average balance of deposits from $560.8 million for the three months ended March 31, 2007 to $560.5 million for the three months ended March 31, 2008. Interest expense on Federal Home Loan Bank advances decreased approximately $507 thousand, or 32.6%, to $1.0 million for the three months ended March 31, 2008 from $1.6 million for the three months ended March 31, 2007 primarily due to a $20.3 million decrease in the average balance of Federal Home Loan Bank advances as well as a 95 basis point decrease in rates paid on those advances.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses increased $636 thousand, or 14.2%, to $5.1 million for the three months ended March 31, 2008 from $4.5 million for the three months ended March 31, 2007. Due to the recent decrease in short term interest rates, the Company’s margins have substantially increased with the net interest spread increasing 40 basis points to 2.40%, and the net interest margin increasing 40 basis points to 2.75%.

Provision for Loan Losses. Non-performing loans, which are those loans that are 90 days or more delinquent and troubled debt restructured loans, were $18.4 million at March 31, 2008 compared to $5 thousand at March 31, 2007. Of the $18.4 million non-performing loan balance, $11.7 million is considered to be impaired with an allowance allocation of $1.8 million. The remaining $6.7 million non-performing loans are also considered to be impaired. However, an allowance allocation is not warranted at this time. The $18.4 million non-performing loan balance primarily consists of a $10.0 million construction loan that was placed on non-accrual status during the second quarter of 2007. An allowance allocation of $1.6 million was established in 2007. Loans totaling $1.1 million were restructured during the quarter ended March 31, 2008 and are considered troubled debt restructurings. These loans were previously delinquent and were brought current by way of modification that required guideline exceptions beyond the normal scope. These loans are included in the $18.4 million non-performing loan balance and have been placed on non-accrual status even though the interest rate following modification was no less than that afforded new borrowers. Once the borrowers perform pursuant to the modified terms for six consecutive months, the loans will be placed back on accrual status and, while still reported as troubled debt restructurings, they will no longer be classified as non-performing assets because the borrower will have demonstrated an ability to perform in accordance with the loan modification. Income will be recognized when received during the six month non-accrual period. At March 31, 2008, real estate acquired in settlement of loans totaled $436 thousand, based on the fair value of the collateral, and consisted of one single family property currently held for sale.

A provision for loan losses of $405 thousand was recorded for the three months ended March 31, 2008 compared to a $16 thousand net recovery recorded for the three months ended March 31, 2007. The increase during the current quarter was primarily due to the overall increase in loan balances as well as specific loss allocations of $165 thousand for two impaired loans. Net loan charge-offs totaled $731 thousand for the current quarter compared to $2 thousand in the prior year’s quarter. The current quarter net charge-offs consisted primarily of one commercial non-real estate loan totaling $653 thousand which was the only loan of this type in the Company’s portfolio. The Company established an allowance allocation for this loan during 2007. The allowance for loan losses as a percentage of loans outstanding was 0.79% at March 31, 2008 compared to 0.65% at March 31, 2007. The decrease in the total allowance to non-performing loans ratio is the result of the increased non-performing loan balances. However, management believes that at this time the current allowance for loan losses covers probable incurred loan losses.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, declining property values and prevailing economic conditions. In this regard, approximately 95% of our loans are to individuals and businesses in southern California. California, in general, and more specifically, San Diego and Riverside counties, are considered to be amongst the most severely distressed real estate markets in the country. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Large balance and/or more complex loans, such as multi-family, construction, and commercial real estate loans, and classified loans, are evaluated individually for impairment.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company used the same methodology and generally similar assumptions in assessing the allowance for both periods. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2008 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable.

Noninterest Income. Noninterest income of $580 thousand for the three months ended March 31, 2008 remained consistent with the same period from the prior year.

Noninterest Expense. Noninterest expense increased $88 thousand, or 2.5%, to $3.6 million for the three months ended March 31, 2008. This net increase was primarily the result of a $140 thousand increase due to increased FDIC deposit insurance premiums assessed for all FDIC insured financial institutions as well as increased foreclosure expenses in the amount of $46 thousand and a $37 thousand increase in data processing expenses. Additionally, salaries and employee benefits decreased $56 thousand.

Data processing cost increased $37 thousand, or 16.7% to $258 thousand for the three months ended March 31, 2008 from $221 thousand for the three months ended March 31, 2007 due to increased software maintenance expenses and fees related to increased processing volume.

Salaries and employee benefits represented 53.4% and 56.3% of total noninterest expense for the three months ended March 31, 2008 and March 31, 2007, respectively. Total salaries and employee benefits decreased $56 thousand, or 2.8%, to $1.9 million for the three months ended March 31, 2008 from $2.0 million for the same period in 2007 primarily due to lower ESOP and stock compensation expenses resulting from a decrease in the fair market value of the Company’s stock during the period.

Income Tax Expense. Income tax expense increased of $548 thousand remained consistent with the same period from the prior year. The effective tax rate was 32.0% and 34.6% for periods ending March 31, 2008 and 2007, respectively.

Liquidity and Commitments

The Bank is required to have enough liquid assets in order to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained.

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

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At March 31, 2008, the total approved loan origination commitments outstanding amounted to $7.4 million. At the same date, unused lines of credit were $67.1 million and outstanding letters of credit totaled $671 thousand. There were no securities scheduled to mature in one year or less at March 31, 2008. Certificates of deposit scheduled to mature in one year or less at March 31, 2008, totaled $268.8 million. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at March 31, 2008 to borrow an additional $137.7 million from the Federal Home Loan Bank of San Francisco as well as $10.0 million from Pacific Coast Bankers Bank and $2.0 million from Bank of the West as funding sources to meet commitments and for liquidity purposes. The Bank has Federal Home Loan Bank advances of $63.3 million maturing within the next 12 months. The Bank intends to replace these advances with new borrowings from the Federal Home Loan Bank or deposits depending on market conditions. To management’s knowledge, there are no current events that will result or are reasonably likely to result in a material increase or decrease in our liquidity.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $77.9 million at March 31, 2008, or 9.8% of total assets on that date. As of March 31, 2008, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank’s regulatory capital ratios at March 31, 2008 were as follows: core capital 9.77%; Tier 1 risk-based capital, 13.37%; and total risk-based capital, 14.07%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. Increases in interest rates would be expected to have a negative impact on the Bank’s operating results. As of December 31, 2007, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 2% increase in interest rates was a decrease of 100 basis points and would result in a $9.5 million decrease in the NPV of the Bank. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2007, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. The net portfolio value analysis was unable to produce results for the minus 300 basis point scenario for the quarter ended December 31, 2007.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$81,559	(16,226)	(17)%	10.54%	(174	)bp
+ 200 bp	88,335	(9,450)	(10)%	11.28%	(100	)bp
+ 100 bp	94,594	(3,191)	(3)%	11.96%	(32	)bp
0 bp	97,785	—	—	12.28%	0	bp
- 100 bp	98,851	1,066	1%	12.36%	9	bp
- 200 bp	98,496	711	1%	12.29%	1	bp

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

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2008 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

There are no material changes to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended March 31, 2008 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
01/1/08-01/31/08	6,300	17.15	6,300	143,700
02/1/08-02/29/08	26,000	17.17	26,000	117,700
03/1/08-03/31/08	30,000	16.85	30,000	87,700

As of January 23, 2008, a new buyback plan totaling 150,000 shares was authorized by the Company’s board of directors to be conducted at prevailing market prices. A total of 62,300 shares were purchased under this authorized buyback plan as of March 31, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) None

(b) None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

10.2	Severance Agreement with Melanie Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

10.7	Named Executive Officers Salary and Bonus Arrangements for 2005 and Director Fee Arrangements for 2005.	****

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Chizek and Company LLP	****

24.0	Power of Attorney, included in signature pages	****

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.0	Section 1350 Certification – Chief Executive Officer and Chief Financial Officer	32

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.

**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

(b) Exhibits – Included, see list in (a)(3).

(c)	Financial Statement Schedules - None

****	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2007.

(a)	Exhibits – Included, see list in (a)(3).

(b)	Financial Statement Schedules - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: May 6, 2008	/s/ Hans R. Ganz
Hans R. Ganz
President and Chief Executive Officer

Date: May 6, 2008	/s/ Regan Lauer
Regan Lauer
Senior Vice President/ Controller
(Principal Financial and Accounting Officer)