Form 10-Q
period 2008-06-30
FIRST PACTRUST BANCORP INC
filed 2008-08-08
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 7, 2008 the Registrant had 4,304,514 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$5,779	$6,551
Federal funds sold	350	8,635
Interest-bearing deposits	6,108	6,610

Total cash and cash equivalents	12,237	21,796
Interest-bearing deposit in other financial institution	992	992
Securities available-for-sale	5	4,367
Federal Home Loan Bank stock, at cost	8,192	6,842
Loans receivable, net of allowance of $11,389 at June 30, 2008 and $6,240 at December 31, 2007	771,707	710,095
Accrued interest receivable	3,803	3,853
Real estate owned, net	436	—
Premises and equipment, net	4,555	4,755
Bank owned life insurance investment	17,358	17,042
Other assets	5,402	4,978

Total assets	$824,687	$774,720

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$14,823	$17,873
Interest-bearing	550,404	556,278

Total deposits	565,227	574,151
Advances from Federal Home Loan Bank	174,000	111,700
Accrued expenses and other liabilities	4,430	4,794

Total liabilities	743,657	690,645
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	67,866	67,537
Retained earnings	40,025	42,192
Treasury stock, at cost (June 30, 2008 - 1,135,486 shares, December 31, 2007 - 1,046,262 shares)	(25,138)	(23,685)
Unearned employee stock ownership plan shares (June 30, 2008 - 148,120 shares, December 31, 2007 - 169,280 shares)	(1,777)	(2,031)
Accumulated other comprehensive income	—	8

Total shareholders’ equity	81,030	84,075

Total liabilities and shareholders’ equity	$824,687	$774,720

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income

(In thousands of dollars except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$11,079	$10,985	$22,208	$22,593
Securities	—	157	75	314
Dividends and other interest-earning assets	151	155	286	328

Total interest income	11,230	11,297	22,569	23,235
Interest expense
Deposits	4,217	5,999	9,382	11,892
Federal Home Loan Bank advances	1,306	1,152	2,355	2,708

Total interest expense	5,523	7,151	11,737	14,600

Net interest income	5,707	4,146	10,832	8,635
Provision/(reduction) for loan losses	5,486	(74)	5,891	(90)

Net interest income after provision/(reduction) for loan losses	221	4,220	4,941	8,725
Noninterest income
Customer service fees	400	422	774	799
Mortgage loan prepayment penalties	15	7	47	37
Income from bank owned life insurance	145	195	316	364
Other income	3	5	6	9

Total noninterest income	563	629	1,143	1,209
Noninterest expense
Salaries and employee benefits	1,630	1,942	3,544	3,912
Occupancy and equipment	460	462	906	915
Advertising	97	92	183	192
Professional fees	126	131	256	259
Stationary, supplies, and postage	84	124	192	245
Data processing	265	263	523	484
ATM costs	92	126	202	240
Operating loss on equity investment	89	86	178	172
Other general and administrative	422	450	867	755

Total noninterest expense	3,265	3,676	6,851	7,174

Income/(loss) before income tax expense/(benefit)	(2,481)	1,173	(767)	2,760
Income tax expense/(benefit)	(685)	373	(137)	922

Net income/(loss)	$(1,796)	$800	$(630)	$1,838

Comprehensive income/(loss)	$(1,796)	$733	$(638)	$1,825

Earnings/(loss) per share
Basic	$(.43)	$.19	$(.15)	$.44

Diluted	$(.43)	$.19	($(.15)	$.43

See accompanying notes to consolidated financial statements

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(630)	$1,838
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Net amortization on securities	(53)	(9)
Provision for loan losses	5,891	(90)
Depreciation and amortization	228	218
Federal Home Loan Bank stock dividends	(191)	(253)
Bank owned life insurance income	(316)	(364)
Employee stock ownership plan compensation expense	346	559
Stock award compensation expense	242	343
Stock option compensation expense	122	158
Operating loss on equity investment	178	172
Deferred income tax benefit	(114)	(408)
Interest capitalized on negative amortizing loans	(441)	(917)
Net change in:
Deferred loan fees	(374)	(187)
Accrued interest receivable	(25)	477
Other assets	(310)	367
Accrued interest payable and other liabilities	(518)	244

Net cash provided by (used in) operating activities	4,035	2,148
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities/calls of available-for-sale securities	4,476	—
Loan originations and principal collections, net	(67,452)	39,611
Redemption/(purchase) of Federal Home Loan Bank stock	(1,159)	3,387
Proceeds from sale of other real estate owned	328	—
Funding of equity investment	—	(56)
Additions to premises and equipment	(28)	(225)

Net cash provided by (used in) investing activities	(63,835)	42,717
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(8,924)	12,440
Net change in Federal Home Loan Bank open line	7,300	(40,700)
Repayments of Federal Home Loan Bank advances	(35,000)	(13,000)
Proceeds from Federal Home Loan Bank advances	90,000	—
Purchase of treasury stock	(1,580)	(310)
Exercise of stock options	—	214
Tax Benefit from exercise of stock options	—	37
Tax Benefit from RRP shares vesting	—	120
Dividends paid on common stock	(1,555)	(1,536)

Net cash provided by (used in) financing activities	50,241	(42,735)

Net change in cash and cash equivalents	(9,559)	2,130

Cash and cash equivalents at beginning of period	21,796	13,995

Cash and cash equivalents at end of period	$12,237	$16,125

Supplemental disclosures of cash flow information
Adjustment to adopt FIN 48	$—	$328
Transfers of loans to other real estate owned	764	—

See accompanying notes to consolidated financial statements

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars, except share and per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2007	$54	$65,940	$41,993	$(23,515)	$(2,539)	$(192)	$81,741
Adjustment to adopt FIN 48	—	—	328	—	—	—	328
Comprehensive income:
Net income	—	—	2,961	—	—	—	2,961
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	200	200

Total comprehensive income							3,161

ESOP forfeitures used to reduce ESOP contribution	—	(41)	—	—	—	—	(41)
Options exercised	—	(19)	—	233	—	—	214
Stock option compensation expense	—	316	—	—	—	—	316
Stock awards earned	—	686	—	—	—	—	686
Purchase of 17,320 shares of treasury stock	—	—	—	(403)	—	—	(403)
Employee stock ownership plan shares earned	—	536	—	—	508	—	1, 044
Tax benefits of RRP shares vesting	—	119	—	—	—	—	119
Dividends declared ($.74 per share)	—	—	(3,090)	—	—	—	(3,090)

Balance at December 31, 2007	$54	$67,537	$42,192	$(23,685)	$(2,031)	$8	$84,075

Comprehensive loss:
Net loss	—	—	(630)	—	—	—	(630)
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	(8)	(8)

Total comprehensive loss							(638)

Forfeiture and retirement of Stock	—	4	—	(4)	—	—	—
Stock option compensation expense	—	122	—	—	—	—	122
Stock awards earned	—	242	—	—	—	—	242
Issuance of stock awards	—	(131)	—	131	—	—	—
Purchase of 94,824 shares of treasury stock	—	—	—	(1,580)	—	—	(1,580)
Employee stock ownership plan shares earned	—	92	—	—	254	—	346
Dividends declared ($.37 per share)	—	—	(1,537)	—	—	—	(1,537)

Balance at June 30, 2008	$54	$67,866	$40,025	$(25,138)	$(1,777)	$—	$81,030

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(amounts in thousands of dollars)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) and its wholly owned subsidiary Pacific Trust Bank (the Bank) as of June 30, 2008 and December 31, 2007 and for the three and six month periods ended June 30, 2008 and June 30, 2007. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Summary of Significant Accounting Policies

Nature of Operations: The only business of the Company is the ownership of the Bank. The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (FHLB) system, which maintains insurance on deposit accounts with the Deposit Insurance Fund (DIF).

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

As a result of adoption, the Company recognized an increase to deferred tax assets of $328 thousand for uncertain tax positions. This amount was accounted for by increasing the beginning balance of retained earnings on the balance sheet. After recording the cumulative effect at the beginning of 2007, the Company had approximately $109 thousand of total gross unrecognized tax benefits at June 30, 2008, which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at June 30, 2008.

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The Company is required to adopt SFAS No. 141(R) no later than January 1, 2009. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position or results of operations.

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

Date of grant (2008)	January 22
Options granted	13,000
Estimated fair value of options granted	$1.89
Assumptions used:
Risk-free interest rate	2.64%
Expected option life	5 years
Expected stock price volatility	11.14%
Expected dividend yield	4.24%

The following table represents stock option activity for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	471,396	$18.36
Granted	13,000	17.00
Exercised	—	—
Forfeited or expired	(1,200)	17.71

Outstanding at end of period	483,196	$18.33	5.26	$—

Options exercisable at end of period	437,986	$18.03	5.06	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. SFAS 123(R) requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5% for senior management and the board of directors and 45% for all other employees. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. The Company recorded stock compensation expense of $122 thousand and $158 thousand as salary and employee benefits expense during the six months ended June 30, 2008 and June 30, 2007 respectively. As of June 30, 2008, there was a total of $117 thousand of total unrecognized compensation costs related to 45,210 nonvested options in the plan.

Options outstanding at June 30, 2008 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17 - $22	459,196	5.17	17.88	425,586	17.78
$22 - $25	—	—	—	—	—
$25 - $29	24,000	6.93	26.88	12,400	26.62

Outstanding at quarter end	483,196			437,986

Recognition and Retention Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Pursuant to its 2003 stock-based incentive plan, the Company awarded 220,600 shares of RRP awards since inception of the plan. There were 5,800 shares granted during the six months ended June 30, 2008. There were 200 shares forfeited in 2008 and no shares forfeited in 2007. Compensation expense for RRP awards totaled approximately $267 thousand for the six months ended June 30, 2008 and $343 thousand for the six months ended June 30, 2007. As of June 30, 2008, there was a total of $245 thousand unrecognized compensation cost related to 15,760 nonvested RRP awards granted under the plan.

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

Note 5 – Earnings/(loss) Per Share

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

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Basic
Net income/(loss)	$(1,796)	$800	$(630)	$1,838

Weighted average common shares outstanding	4,151,151	4,160,950	4,171,443	4,151,155

Basic earnings/(loss) per share	$(.43)	$.19	$(.15)	$.44

Diluted
Net income	$(1,796)	$800	$(630)	$1,838

Weighted average common shares outstanding for basic earnings per common share	4,151,151	4,160,950	4,171,443	4,151,155
Add: Dilutive effects of stock options	0	66,482	0	73,755
Add: Dilutive effects of stock awards	0	7,818	0	9,439

Average shares and dilutive potential common shares	4,151,151	4,235,249	4,171,443	4,234,349

Diluted earnings/(loss) per common share	$(.43)	$.19	$(.15)	$.43

Stock options for 483,616 shares and 18,199 shares of common stock were not considered in computing diluted earnings per common share for the period ending June 30, 2008 and 2007 because they were anti-dilutive.

Note 6 – Fair Value

Fair Value Hierarchy. Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Investment Securities Available for Sale. The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value of securities available for sale totaled $5 thousand. (Level 1 inputs)

Impaired Loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, have loan balances of $28.2 million and an allowance allocation of $7.0 million as of June 30, 2008. During the current a provision for loan losses of $5.9 million was made for those loans. The fair values are based on current appraised values adjusted as deemed appropriate by management. (Level 2 inputs).

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at June 30, 2008 to its financial condition at December 31, 2007 and the results of operations for the three month and six month periods ended June 30, 2008 to the same periods in 2007. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

The Company is a community-oriented financial institution deriving substantially all of its revenue from providing banking services to individuals within its market area, primarily San Diego County and portions of Riverside County, CA. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to maintain and grow net interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and surrounding areas. The Company’s primary market risk exposure is interest rate risk and credit risk.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

The Company’s total assets increased 6.5%, to $824.7 million at June 30, 2008 from $774.7 million at December 31, 2007. The increase reflected the growth in the balance of loans receivable in the amount of $61.6 million.

Two agency securities totaling $4.3 million were called at par during the first quarter which decreased the balance of securities classified as available-for-sale to $5 thousand at June 30, 2008 from $4.4 million at December 31, 2007.

Net loans receivable increased by $61.6 million, or 8.7%, to $771.7 million at June 30, 2008 from $710.1 million at December 31, 2007. The increase in loans resulted from loan originations exceeding repayments during the period. Loan production for the year to date was $160.0 million as of June 30, 2008 and was primarily attributable to growth of one-to four- family loans and the Company’s Green account loan product. The Company’s ability to originate loans has been largely unaffected by the turmoil in the secondary mortgage markets given that all loans originated are kept in portfolio. The Company’s strong capital ratios coupled with being a portfolio lender have allowed the Company to take advantage of the current market and compete with other lenders who have liquidity or capital constraints and have reduced lending operations. The Company will continue to originate good quality loans that have appropriate margins.

The following table presents information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	June 2008		March 2008		December 2007
	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate
One- to four-family	$459,349	58.85%	$444,457	59.58%	$421,064	58.96%
Commercial and multi-family	94,100	12.06	93,612	12.55	94,544	13.24
Construction	17,835	2.28	17,835	2.39	18,866	2.64
Consumer:
Real estate secured-first trust deeds (Green acct)*	180,598	23.14	161,929	25.05	149,396	24.60
Real estate secured-second trust deeds (Green acct)*	5,858	0.75	5,302	0.71	5,631.79
Other real estate and land secured (Green acct)*	8,903	1.14	8,669	1.16	8,935	1.25

Green account subtotal	195,359	25.03	175,900	23.58	163,962	22.96
Other	13,183	1.69	13,303	1.78	14,293	2.00
Commercial	688	0.09	902	0.12	1,398	0.20

	June 2008		March 2008		December 2007
	Amount	Percent	Amount	Percent	Amount	Percent
Total loans	780,514	100.00%	746,008	100.00%	714,127	100.00%
Net deferred loan origination costs	2,582		2,425		2,208

Allowance for loan losses	(11,389)		(5,914)		(6,240)

Total loans receivable, net	$771,707		$742,519		$710,095

*	At 6/30/08, this total includes $195.4 million of the Company’s Green account loans, of which $177.7 million is secured by one-to-four family properties, $14.7 million is secured by commercial properties, $2.3 million is secured by multi-family properties and $625 thousand is secured by land. At 3/31/08, this total included $175.9 million of the Company’s Green account loans, of which $167.2 million was secured by one-to-four-family properties, $2.3 million was secured by multi-family properties, $5.9 million was secured by commercial properties and $507 thousand was secured by land. At 12/31/07, this total included $164.0 million of the Company’s Green account loans, of which $155.0 million was secured by one-to four- family properties, $6.2 million was secured by commercial properties, $2.3 million was secured by multi-family properties and $429 thousand was secured by land.

At June 30, 2008, the Company had a total of $347.4 million in interest only mortgage loans and $38.3 million in loans with the potential for negative amortization. At December 31, 2007, the Company had a total of $294.3 million in interest only mortgage loans and $48.2 million in loans with the potential for negative amortization. The Company no longer originates loans with the potential for negative amortization. The Company continues to originate interest only loans and growth in those loans is primarily attributable to growth in the Company’s Green account loan product, which by its nature, is an interest only product. Negatively amortizing and interest only loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization which could result in a larger amount outstanding. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards.

Non-performing loans increased $21.3 million to $35.4 million at June 30, 2008 compared to $14.1 million at December 31, 2007. The increase in non-performing loans during the current year was primarily related to three two construction and one land development loans totaling $27.2 million. Estimated loan loss allowances totaling $6.6 million were provided for these loans. The Company’s construction and land loan portfolio at June 30, 2008 totaled $39.7 million, representing 5.1% of the Company’s total loan portfolio. The remaining non-performing loan balance of $7.2 million primarily consists of residential real estate loans. The Company established allowance for loan losses totaling $376 thousand for these loans. Non-performing loans are measured and allowance for loan losses for loan impairments are established on a loan-by-loan basis using either the present value of expected future cash flows discounted at a loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. The Company classifies as non-performing, any loan as to which principal or interest has been in default for a period of greater than 90 days in which interest is no longer accrued, loans in which repayment in full of interest or principal is not expected, and those loans restructured by way of modification that is beyond the Company’s normal scope. At June 30, 2008, real estate acquired in settlement of loans totaled $436 thousand, based on the fair value of the collateral, and consisted of one single family property currently held for sale.

Year-to-date charge-offs for the six months totaled $743 thousand compared to $13 thousand for the same period of the prior year. The current year net charge-offs consisted primarily of one commercial non-real estate loan totaling $653 thousand which was the only loan of this type in the Company’s portfolio. The allowance for loan losses as a percentage of loans outstanding was 1.46% at June 30, 2008 compared to 0.87% at December 31, 2007, reflecting the increase in non-performing loans.

Delinquent Loans. The following table sets forth our loan delinquencies by type, number, and amount at June 30, 2008.

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		Greater than 90 days
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	3	$1,966	5	$4,611	8	$6,577
Commercial and multi-family real estate	—	—	—	—	—	—
Home equity	—	—	2	1,471	2	1,471
Construction	—	—	2	17,835	2	17,835
Commercial	—	—	—	—	—	—
Land	—	—	1	9,378	1	9,378
Consumer	—	—	2	3	2	3

	3	$1,966	12	$33,298	15	$35,264

Delinquent loans to total gross loans		0.25%		4.27%		4.52%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the loan becomes more than 90 days delinquent. Foreclosed assets owned include assets acquired in settlement of loans.

	June, 2008	March, 2008	December, 2007
Nonaccrual loans:
One- to four-family	$6,602	$4,929	$1,941
Commercial and Multi-family real estate	—	3,495	57
Home equity	1,471	—	1,402
Construction	17,835	9,957	9,957
Commercial	48	52	775
Land	9,378	—	—
Consumer	3	3	—

Total	35,337	18,436	14,132

Total non-performing loans	$35,337	$18,872	$14,132

Non-performing loans to total loans	4.53%	2.47%	1.98%
Non-performing assets to total assets	4.28%	2.31%	1.82%

Total deposits decreased by $9.0 million, or 1.6%, to $565.2 million at June 30, 2008 from $574.2 million at December 31, 2007. Money market accounts decreased $24.8 million, or 19.2%, to $104.7 million as customers moved to substantially higher rates paid by competitors. Certificate of deposit accounts decreased $8.3 million, or 2.7%, to $296.8 million and consisted mainly of institutional certificates of deposit which the Company did not want to maintain due to unreasonably high interest rates being paid by competitors. Although these deposits could be replaced with similar certificates of deposit, the Company feels that the current interest rate environment does not warrant attracting additional brokered deposits. Savings accounts increased $23.5 million, or 29.1%, to $104.1 million and interest bearing checking accounts increased $3.7 million or 9.1% to $44.9 million.

Due to the increase in loan production, and the decrease in deposits the Company’s Federal Home Loan Bank advances increased $62.3 million to $174.0 million.

Equity decreased $3.1 million to $81.0 million at June 30, 2008 from $84.1 million at December 31, 2007. The net decrease resulted primarily from the purchase of outstanding shares of stock in the amount of $1.6 million, the payment of dividends in the amount of $1.5 million as well as the net loss incurred of $630 thousand. Equity increased primarily due to ESOP shares earned of $346 thousand and stock awards earned of $267 thousand.

Comparison of Operating Results for the Six months ended June 30, 2008 and 2007

General. Net loss for the six months ended June 30, 2008 was $630 thousand, reflecting a $2.5 million, or 134.3% decrease over the same period of the prior year. The decrease resulted from the fluctuations described below.

Interest income. Interest income decreased by $666 thousand, or 2.9%, to $22.6 million for the six months ended June 30, 2008 from $23.2 million for the six months ended June 30, 2007. This decrease was due to a reversal of loan interest income in the amount of $1.0 million related to loans on non-accrual status and a 28 basis point reduction in the average yield on loans receivable to 6.00% due to a reduction of market rates of interest.

The Company’s loans with the potential of negative amortization totaled $38.3 million at June 30, 2008. The Company is no longer offering loans with the potential for negative amortization. Capitalized interest recognized in earnings that resulted from negative amortization within the portfolio totaled $441 thousand or 2.0% of loan interest income for the six months ended June 30, 2008 and $917 thousand or 4.1% of loan interest income for the six months ended June 30, 2007. Negatively amortizing and interest only loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization which could result in a larger amount outstanding. However, management believes that the risk is mitigated through the Company’s loan terms and conservative underwriting standards.

Interest income on securities decreased $239 thousand, or 76.1%, to $75 thousand for the six months ended June 30, 2008 from $314 thousand for the six months ended June 30, 2007. The decrease was primarily due to the two agency securities totaling $4.3 million that were called at par during the first quarter which decreased the balance of securities classified as available-for-sale to $5 thousand at June 30, 2008.

Interest income on other interest-earning assets decreased $42 thousand to $286 thousand for the six months ended June 30, 2008 from $328 thousand for the six months ended June 30, 2007. This was primarily due to lower interest rates paid on interest bearing deposits and the FHLB stock investment.

Interest Expense. Interest expense decreased $2.9 million or 19.6%, to $11.7 million for the six months ended June 30, 2008. Interest expense on deposits decreased $2.5 million, or 21.1%, to $9.4 million for the six months ended June 30, 2008 from $11.9 million for the same period in 2007. This resulted from an 88 basis point decrease in the Company’s cost of funds due to a decrease in short term interest rates as well as a $4.5 million decrease in the average balance of deposits from $561.9 million for the six months ended June 30, 2007 to $557.4 million for the six months ended June 30, 2008. Although the FHLB advances average balance increased $13.4 million to $136.5 million for the six months ended June 30, 2008, interest expense on Federal Home Loan Bank advances decreased approximately $353 thousand, or 13.0%, to $2.4 million due to a 95 basis point decrease in rates paid on those advances. This decline reflected the substantial decrease in short term market interest rates as a result of the Federal Open Market Committee of the Federal Reserve Board’s (“FOMC”) decision to reduce the overnight lending rate in response to the continued liquidity crisis in the credit markets and recessionary concerns.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses increased $2.2 million, or 25.4%, to $10.8 million for the six months ended June 30, 2008 from $8.6 million for the six months ended June 30, 2007. Due to the substantial decline in the Company’s cost of funds as a result of the decrease in short term market interest rates, the Company’s margins have substantially increased over the prior period with the net interest spread increasing 64 basis points to 2.56%, and the net interest margin increasing 55 basis points to 2.85%.

Provision for Loan Losses. Management assesses the allowance for loan losses on a monthly basis. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2008 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable

A record provision for loan losses of $5.9 million was recorded for the six months ended June 30, 2008 compared to a $90 thousand net recovery recorded for the six months ended June 30, 2007. Increased provision levels reflect the deterioration in the housing markets during the period and the resulting increase in the Company’s non-performing loan balances, as well as an increase in loans charged off.

Year-to-date charge-offs totaled $743 thousand compared to $13 thousand at June 30, 2007. The current year net charge-offs consisted primarily of one commercial non-real estate loan totaling $653 thousand which was the only loan of this type in the Company’s portfolio.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, declining property values and prevailing economic conditions. In this regard, approximately 95% of our loans are to individuals and businesses in southern California. California, in general, and more specifically, San Diego and Riverside countries, are considered to be amongst the most distressed real estate markets in the country. Despite current financial market and economic conditions, the Company has not experienced significant exposure in the residential loan portfolio and has actively addressed credit related issues. The Company’s loss provisions have primarily been related to construction and land development loans. In assessing loan loss provisions, the Company utilizes current market values for collateral dependent loans. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions as experienced by the Company. Large balance and/or more complex loans, such as multi-family, construction, and commercial real estate loans, and classified loans, are evaluated individually for impairment. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Noninterest Income. Noninterest income decreased $66 thousand, or 5.5%, to $1.1 million for the six months ended June 30, 2008 compared to $1.2 million for the same period of the prior year primarily due to a decreased performance of the bank owned life insurance investment as a result of current market conditions.

Noninterest Expense. Noninterest expense decreased $323 thousand, or 4.5%, to $6.9 million for the six months ended June 30, 2008. This net decrease was primarily the result of a $368 thousand decrease in salaries and employee benefits expenses and a $53 thousand decrease in stationary, supplies and postage. Additionally, other general and administrative expenses increased $112 thousand.

Salaries and employee benefits represented 51.7% and 54.5% of total noninterest expense for the six months ended June 30, 2008 and June 30, 2007, respectively. Total salaries and employee benefits decreased $368 thousand, or 9.4%, to $3.5 million for the six months ended June 30, 2008 from $3.9 million for the same period in 2007 primarily due to lower ESOP compensation expenses resulting from a decrease in the fair market value of the Company’s stock during the current year. Additionally, stock award and option expenses decreased as a result of a large portion of the awards fully vesting in April, 2008 and a decrease in bonus expenses resulting from the decrease in net income.

Total stationary, supplies and postage expenses decreased $53 thousand, or 21.6% to $192 thousand for the six months ended June 30, 2008 primarily due to less usage in 2008.

Increases in other general and administrative expenses of $112 thousand, or 14.8% to $867 thousand was primarily due to increased foreclosure expenses and increased FDIC insurance premiums.

Income Tax Expense. An income tax benefit of $137 thousand was recorded for the six months ended June 30, 2008 due to the net loss incurred. The effective tax rate was (17.8%) and 33.4% for the periods ending June 30, 2008 and 2007, respectively. The effective tax rate for the current period was based on projected net income for the year under the guidelines of FIN18.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

General. For the quarter ended June 30, 2008, a net loss of $1.8 million was recorded, reflecting a $2.6 million, or 324.5% decrease over last year’s quarter. The decrease resulted from the fluctuations described below.

Interest Income. Interest income decreased by $67 thousand, or 0.6%, to $11.2 million for the three months ended June 30, 2008 from $11.3 million for the three months ended June 30, 2007. The primary factor for the decrease in interest income was a decrease in the average balance of securities available-for-sale from $14.3 million for the three months ended June 30, 2007 to $5 thousand for the three months ended June 30, 2008. As a result, interest income on securities available-for-sale decreased $157 thousand.

In addition, interest income on loans receivable increased $94 thousand, or 0.9% to $11.1 million for the three months ended June 30, 2008 due to a $51.6 million increase in the average balance of loans receivable from $707.6 million for the three months ended June 30, 2007 to $759.2 million for the same period of the current year and was primarily attributable to growth in the Company’s Green account loan product. Interest income on loans receivable was partially reduced by $649 thousand due to a reversal of loan interest income related to loans on non-accrual status and a 37 basis point decrease in the average yield on loans receivable reflecting the overall decrease in interest rates compared to the prior period.

The Company’s loans with the potential of negative amortization totaled $38.3 million at June 30, 2008. The Company is no longer offering loans with the potential for negative amortization. Capitalized interest recognized in earnings that resulted from negative amortization within the portfolio totaled $166 thousand or 1.5% of loan interest income for the three months ended June 30, 2008 and $424 thousand or 3.9% of loan interest income for the three months ended June 30, 2007. The Company has mitigated the risks associated with the negatively amortizing loans by using conservative underwriting standards.

Interest income on other interest-earning assets decreased $4 thousand to $151 thousand for the three months ended June 30, 2008 from $155 thousand for the three months ended June 30, 2007 primarily due to a lower interest rates paid on interest bearing deposits.

Interest Expense. Interest expense decreased $1.7 million or 22.8%, to $5.5 million for the three months ended June 30, 2008 from $7.2 million for the same period of the prior year. Interest expense on deposits decreased $1.8 million, or 29.7%, to $4.2 million for the three months ended June 30, 2008 from $6.0 million for the same period in 2007. This resulted from a 112 basis point decrease in the Company’s cost of funds due to a decrease in short term interest rates as well as a $8.5 million decrease in the average balance of deposits from $563.3 million for the three months ended June 30, 2007 to $554.8 million for the three months ended June 30, 2008. Interest expense on Federal Home Loan Bank advances increased approximately $154 thousand, or 13.4%, to $1.3 million for the three months ended June 30, 2008 from $1.2 million for the three months ended June 30, 2007 primarily due to a $46.7 million increase in the average balance of Federal Home Loan Bank advances.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses increased $1.6 million, or 37.7%, to $5.7 million for the three months ended June 30, 2008 from $4.1 million for the three months ended June 30, 2007. Due to the recent decrease in short term interest rates, the Company’s margins have substantially increased with the net interest spread increasing 80 basis points to 2.68%, and the net interest margin increasing 70 basis points to 2.94%.

Provision for Loan Losses. Management assesses the allowance for loan losses quarterly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2008 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable.

A record provision for loan losses of $5.5 million was recorded for the three months ended June 30, 2008 compared to a $74 thousand net recovery recorded for the three months ended June 30, 2007. Increased provision levels reflect the deterioration in the housing markets during the period and the resulting increase in the Company’s non-performing loan balances. Net loan charge-offs totaled $12 thousand for the current quarter compared to $10 thousand in the prior year’s quarter.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, declining property values and prevailing economic conditions. In this regard, approximately 95% of our loans are to individuals and businesses in southern California. California, in general, and more specifically, San Diego and Riverside counties, are considered to be amongst the most distressed real estate markets in the country. Despite current financial market and economic conditions, the Company has not experienced significant exposure in the residential loan portfolio and has actively addressed credit related issues. The Company’s loss provisions have primarily been related to construction and land development loans. In assessing loan loss provisions, the Company utilizes current market values for collateral dependent loans. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate and home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions as experienced by the Company. Large balance and/or more complex loans, such as multi-family, construction, and commercial real estate loans, and classified loans, are evaluated individually for impairment. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Noninterest Income. Noninterest income decreased $66 thousand, or 10.5% to $563 thousand for the three months ended June 30, 2008 from $629 thousand for the three months ended June 30, 2007 primarily due to decreased performance of the bank owned life insurance investment due to current market conditions.

Noninterest Expense. Noninterest expense decreased $411 thousand, or 11.2%, to $3.3 million for the three months ended June 30, 2008 from $3.7 million for the same period of the prior year. This net decrease was primarily the result of a $312 thousand decrease in salaries and employee benefit expenses.

Salaries and employee benefits represented 49.9% and 52.8% of total noninterest expense for the three months ended June 30, 2008 and June 30, 2007, respectively. Total salaries and employee benefits decreased $312 thousand, or 16.1%, to $1.6 million for the three months ended June 30, 2008 from $1.9 million for the same period in 2007 primarily due to lower ESOP and stock compensation expenses resulting from a decrease in the fair market value of the Company’s stock during the period. Additionally, stock award and option expenses decreased as a result of a large portion of the awards fully vesting in April, 2008 and lower bonus expenses resulting from a decrease in net income.

Income Tax Expense. An income tax benefit of $685 thousand was recorded primarily due to a net operating loss for the three months ended June 30, 2008. The effective tax rate was (27.6%) and 31.8% for the periods ending June 30, 2008 and 2007, respectively. The effective tax rate for the current period was based on projected net income for the year under the guidelines of FIN18.

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

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management.

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At June 30, 2008, the total approved loan origination commitments outstanding amounted to $4.2 million. At the same date, unused lines of credit were $66.0 million and outstanding letters of credit totaled $671 thousand. There were no securities scheduled to mature in one year or less at June 30, 2008. Certificates of deposit scheduled to mature in one year or less at June 30, 2008, totaled $259.9 million. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at June 30, 2008 to borrow an additional $105.1 million from the Federal Home Loan Bank of San Francisco as well as

$10.0 million from Pacific Coast Bankers Bank as funding sources to meet commitments and for liquidity purposes. The Bank has Federal Home Loan Bank advances of $79.0 million maturing within the next 12 months. The Bank intends to replace these advances with new borrowings from the Federal Home Loan Bank or deposits depending on market conditions. To management’s knowledge, there are no current events that will result or are reasonably likely to result in a material increase or decrease in our liquidity.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity was $76.9 million at June 30, 2008, or 9.3% of total assets on that date. As of June 30, 2008, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank’s regulatory capital ratios at June 30, 2008 were as follows: core capital 9.33%; Tier 1 risk-based capital, 12.29%; and total risk-based capital, 12.99%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. Increases in interest rates would be expected to have a negative impact on the Bank’s operating results. As of March 31, 2008, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 2% increase in interest rates was a decrease of 17 basis points and would result in a $2.4 million decrease in the NPV of the Bank. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2008, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. The net portfolio value analysis was unable to produce results for the minus 200 and 300 basis point scenario for the quarter ended March 31, 2008.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$90,577	(7,897)	(8)%	11.21%	(74)bp
+ 200 bp	96,095	(2,379)	(2)%	11.78%	(17)bp
+ 100 bp	98,389	(85)	0%	11.98%	3bp
0 bp	98,474	—	—	11.95%	0bp
- 100 bp	97,738	(736)	(1)%	11.83%	(12)bp

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2008 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In addition to the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2007 we have the following additional risk factors.

Changes in economic conditions, particularly a further economic slowdown in California, could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008. Further deterioration in economic conditions, particularly within the State of California, could result in the following consequences, among others, any of which could hurt our business materiality:

•	loan delinquency rise

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline; and

•	collateral for our loans may decline in value, in turn reducing a customer’s borrowing power and reducing the value of assets and collateral securing our loans.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantially increased oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008. Many lending institutions, including us, have experienced declines in the performance of their loans, including construction and land loans, and commercial and multi-family real estate loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new federal and state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate loans, and adversely impact our results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended June 30, 2008 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
04/1/08-04/30/08	21,724	16.34	21,724	65,976
05/1/08-05/31/08	—	—	—	65,976
06/1/08-06/30/08	10,800	15.30	10,800	55,176

As of January 23, 2008, a new buyback plan totaling 150,000 shares was authorized by the Company’s board of directors to be conducted at prevailing market prices. A total of 94,824 shares were purchased under this authorized buyback plan as of June 30, 2008.

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

FIRST PACTRUST BANCORP, INC.

Date: August 8, 2008	/s/ Hans R. Ganz
Hans R. Ganz
President and Chief Executive Officer

Date: August 8, 2008	/s/ Regan Lauer
Regan Lauer
Senior Vice President/ Controller
(Principal Financial and Accounting Officer)