Form 10-Q
period 2008-09-30
FIRST PACTRUST BANCORP INC
filed 2008-11-04
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 3, 2008 the Registrant had 4,304,314 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$5,965	$6,551
Federal funds sold	400	8,635
Interest-bearing deposits	5,338	6,610

Total cash and cash equivalents	11,703	21,796
Interest-bearing deposit in other financial institution	893	992
Securities available-for-sale	5	4,367
Federal Home Loan Bank stock, at cost	9,278	6,842
Loans receivable, net of allowance of $12,660 at September 30, 2008 and $6,240 at December 31, 2007	791,784	710,095
Accrued interest receivable	3,936	3,853
Real estate owned, net	436	—
Premises and equipment, net	4,514	4,755
Bank owned life insurance investment	17,526	17,042
Other assets	5,474	4,978

Total assets	$845,549	$774,720

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$14,815	$17,873
Interest-bearing	560,921	556,278

Total deposits	575,736	574,151
Advances from Federal Home Loan Bank	183,300	111,700
Accrued expenses and other liabilities	4,664	4,794

Total liabilities	763,700	690,645
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	67,941	67,537
Retained earnings	40,703	42,192
Treasury stock, at cost (September 30, 2008 - 1,140,686 shares, December 31, 2007 - 1,046,262 shares)	(25,199)	(23,685)
Unearned employee stock ownership plan shares (September 30, 2008 - 137,540 shares, December 31, 2007 - 169,280 shares)	(1,650)	(2,031)
Accumulated other comprehensive income	—	8

Total shareholders’ equity	81,849	84,075

Total liabilities and shareholders’ equity	$845,549	$774,720

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income

(In thousands of dollars except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$11,513	$10,972	$33,721	$33,565
Securities	—	156	75	470
Dividends and other interest-earning assets	132	134	418	462

Total interest income	11,645	11,262	34,214	34,497
Interest expense
Deposits	4,031	6,143	13,413	18,035
Federal Home Loan Bank advances	1,630	1,160	3,985	3,868

Total interest expense	5,661	7,303	17,398	21,903

Net interest income	5,984	3,959	16,816	12,594
Provision for loan losses	1,479	804	7,370	714

Net interest income after provision for loan losses	4,505	3,155	9,446	11,880
Noninterest income
Customer service fees	412	392	1,186	1,191
Mortgage loan prepayment penalties	—	31	47	68
Income from bank owned life insurance	169	166	485	530
Other income	4	4	10	13

Total noninterest income	585	593	1,728	1,802
Noninterest expense
Salaries and employee benefits	1,616	1,741	5,160	5,653
Occupancy and equipment	454	470	1,360	1,385
Advertising	73	101	256	293
Professional fees	184	165	440	424
Stationary, supplies, and postage	106	96	298	341
Data processing	268	272	791	756
ATM costs	96	118	298	358
Operating loss on equity investment	89	259	267	431
Other general and administrative	420	398	1,287	1,153

Total noninterest expense	3,306	3,620	10,157	10,794

Income before income tax expense/(benefit)	1,784	128	1,017	2,888
Income tax expense/(benefit)	340	(155)	203	767

Net income	$1,444	$283	$814	$2,121

Comprehensive income	$1,444	$416	$806	$2,241

Earnings per share
Basic	$.35	$.07	$.20	$.51

Diluted	$.35	$.07	$.20	$.50

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$814	$2,121
Adjustments to reconcile net income to net cash provided by operating activities
Net amortization on securities	(53)	(15)
Provision for loan losses	7,370	714
Depreciation and amortization	337	335
Federal Home Loan Bank stock dividends	(306)	(347)
Bank owned life insurance income	(484)	(530)
Employee stock ownership plan compensation expense	477	806
Stock award compensation expense	318	515
Stock option compensation expense	144	237
Operating loss on equity investment	267	431
Loss on sale of property & equipment	—	4
Deferred income tax benefit	(262)	(393)
Write down of other real estate owned	89	—
Interest capitalized on negative amortizing loans	(535)	(1,273)
Net change in:
Deferred loan fees	(400)	(157)
Accrued interest receivable	(158)	(38)
Other assets	(234)	203
Accrued interest payable and other liabilities	(373)	(129)

Net cash provided by operating activities	7,011	2,484
CASH FLOWS FROM INVESTING ACTIVITIES
Maturities/calls of available-for-sale securities	4,476	—
Loan originations and principal collections, net	(89,081)	37,073
Redemption/(purchase) of Federal Home Loan Bank stock	(2,130)	3,388
Net increase in other interest bearing deposits	99	—
Purchase of loans	—	(1,058)
Proceeds from sale of real estate owned	432	—
Proceeds from maturities & principal repayments of securities available-for-sale	—	1
Funding of equity investment	—	(56)
Additions to premises and equipment	(96)	(278)

Net cash provided by (used in) investing activities	(86,300)	39,070
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	1,585	11,647
Net change in Federal Home Loan Bank open line	(28,400)	(37,700)
Repayments of Federal Home Loan Bank advances	(45,000)	(14,000)
Proceeds from Federal Home Loan Bank advances	145,000	—
Purchase of treasury stock	(1,641)	(312)
Exercise of stock options	—	214
Tax Benefit from exercise of stock options	—	37
Tax Benefit from RRP shares vesting	(27)	120
Dividends paid on common stock	(2,321)	(2,313)

Net cash provided by (used in) financing activities	69,196	(42,307)

Net change in cash and cash equivalents	(10,093)	(753)

Cash and cash equivalents at beginning of period	21,796	13,995

Cash and cash equivalents at end of period	$11,703	$13,242

Supplemental disclosures of cash flow information
Adjustment to adopt FIN 48	$—	$328
Transfers of loans to other real estate owned	867	—

See accompanying notes to consolidated financial statements

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars, except share and per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2007	$54	$65,940	$41,993	$(23,515)	$(2,539)	$(192)	$81,741
Adjustment to adopt FIN 48	—	—	328	—	—	—	328
Comprehensive income:
Net income	—	—	2,961	—	—	—	2,961
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	200	200

Total comprehensive income							3,161

ESOP forfeitures used to reduce ESOP contribution	—	(41)	—	—	—	—	(41)
Options exercised	—	(19)	—	233	—	—	214
Stock option compensation expense	—	316	—	—	—	—	316
Stock awards earned	—	686	—	—	—	—	686
Purchase of 17,320 shares of treasury stock	—	—	—	(403)	—	—	(403)
Employee stock ownership plan shares earned	—	536	—	—	508	—	1, 044
Tax benefits of RRP shares vesting	—	119	—	—	—	—	119
Dividends declared ($.74 per share)	—	—	(3,090)	—	—	—	(3,090)

Balance at December 31, 2007	$54	$67,537	$42,192	$(23,685)	$(2,031)	$8	$84,075

Comprehensive income:
Net income	—	—	814	—	—	—	814
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	(8)	(8)

Total comprehensive income							806

Forfeiture and retirement of Stock	—	4	—	(4)	—	—	—
Stock option compensation expense	—	144	—	—	—	—	144
Stock awards earned	—	318	—	—	—	—	318
Issuance of stock awards	—	(131)	—	131	—	—	—
Purchase of 100,024 shares of treasury stock	—	—	—	(1,641)	—	—	(1,641)
Employee stock ownership plan shares earned	—	96	—	—	381	—	477
Tax benefits of RRP shares vesting	—	(27)	—	—	—	—	(27)
Dividends declared ($.56 per share)	—	—	(2,303)	—	—	—	(2,303)

Balance at September 30, 2008	$54	$67,941	$40,703	$(25,199)	$(1,650)	$—	$81,849

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(amounts in thousands of dollars)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) and its wholly owned subsidiary Pacific Trust Bank (the Bank) as of September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and September 30, 2007. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

As a result of adoption, the Company recognized an increase to deferred tax assets of $328 thousand for uncertain tax positions. This amount was accounted for by increasing the beginning balance of retained earnings on the balance sheet. After recording the cumulative effect at the beginning of 2007, the Company had approximately $109 thousand of total gross unrecognized tax benefits at September 30, 2008, which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at September 30, 2008.

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

Date of grant (2008)	January 22
Options granted	13,000
Estimated fair value of options granted	$1.89
Assumptions used:
Risk-free interest rate	2.64%
Expected option life	5 years
Expected stock price volatility	11.14%
Expected dividend yield	4.24%

The following table represents stock option activity for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	471,396	$18.36
Granted	13,000	17.00
Exercised	—	—
Forfeited or expired	(1,200)	17.71

Outstanding at end of period	483,196	$18.33	5.01	$—

Options exercisable at end of period	438,986	$18.06	4.82	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. SFAS 123(R) requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5% for senior management and the board of directors and 45% for all other employees. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. The Company recorded stock compensation expense of $144 thousand and $237 thousand as salary and employee benefits expense during the nine months ended September 30, 2008 and September 30, 2007 respectively. As of September 30, 2008, there was a total of $94 thousand of total unrecognized compensation costs related to 44,210 nonvested options in the plan.

Options outstanding at September 30, 2008 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17 - $22	459,196	4.92	17.88	425,586	17.78
$22 - $25	—	—	—	—	—
$25 - $29	24,000	6.68	26.88	13,400	26.76

Outstanding at quarter end	483,196			438,986

Recognition and Retention Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Pursuant to its 2003 stock-based incentive plan, the Company awarded 220,600 shares of RRP awards since inception of the plan. There were 5,800 shares granted during the nine months ended September 30, 2008. There were 200 shares forfeited in 2008 and no shares forfeited in 2007. Compensation expense for RRP awards totaled approximately $318 thousand for the nine months ended September 30, 2008 and $515 thousand for the nine months ended September 30, 2007. As of September 30, 2008, there was a total of $194 thousand unrecognized compensation cost related to 15,560 nonvested RRP awards granted under the plan.

As described in Note 13 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the plan allows for the issuance of RRP awards that may not be sold or otherwise transferred until the restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally five years). The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest and then amortized over the vesting period.

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

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Basic
Net income	$1,444	$283	$814	$2,121

Weighted average common shares outstanding	4,150,217	4,178,597	4,164,316	4,160,403

Basic earnings per share	$.35	$.07	$.20	$.51

Diluted
Net income	$1,444	$283	$814	$2,121

Weighted average common shares outstanding for basic earnings per common share	4,150,217	4,178,597	4,164,316	4,160,403
Add: Dilutive effects of stock options	0	51,201	0	68,217
Add: Dilutive effects of stock awards	0	4,549	0	7,692

Average shares and dilutive potential common shares	4,150,217	4,234,347	4,164,316	4,236,312

Diluted earnings per common share	$.35	$.07	$.20	$.50

Stock options for 483,616 shares and 18,199 shares of common stock were not considered in computing diluted earnings per common share for the period ending September 30, 2008 and 2007 because they were anti-dilutive.

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

Investment Securities Available for Sale. The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value of securities available for sale totaled $5 thousand. (Level 1 inputs)

Impaired Loans. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, have loan balances of $36.0 million and an allowance allocation of $8.2 million as of September 30, 2008. The fair values are based on current appraised values. (Level 2 inputs).

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at September 30, 2008 to its financial condition at December 31, 2007 and the results of operations for the three month and nine month periods ended September 30, 2008 to the same periods in 2007. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Assets. The Company’s total assets increased 9.1%, to $845.5 million at September 30, 2008 from $774.7 million at December 31, 2007. The increase reflected the growth in the balance of loans receivable in the amount of $81.7 million.

Investments. Two agency securities totaling $4.3 million were called at par during the first quarter which decreased the balance of securities classified as available-for-sale to $5 thousand at September 30, 2008 from $4.4 million at December 31, 2007.

Loans. Net loans receivable increased by $81.7 million, or 11.5%, to $791.8 million at September 30, 2008 from $710.1 million at December 31, 2007. The increase in loans resulted from loan originations exceeding repayments during the period. Loan production for the year to date was $214.1 million as of September 30, 2008 and was primarily attributable to growth of one-to four- family loans and the Company’s Green account loan product. The Company’s ability to originate loans has been largely unaffected by the turmoil in the secondary mortgage markets given that all loans originated are kept in portfolio. The Company’s strong capital ratios coupled with being a portfolio lender has allowed the Company to take advantage of the current market and compete with other lenders who have liquidity or capital constraints and have reduced lending operations. The Company will continue to originate quality loans that have appropriate margins.

The following table presents the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	September 2008		June 2008		March 2008		December 2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate
One- to four-family	$461,983	57.62%	$459,349	58.85%	$444,457	59.58%	$421,064	58.96%
Commercial and multi-family	98,935	12.34	94,100	12.06	93,612	12.55	94,544	13.24
Construction	17,835	2.22	17,835	2.28	17,835	2.39	18,866	2.64
Consumer:
Real estate secured-first trust deeds (Green acct)*	185,271	23.11	171,853	22.02	161,929	25.05	149,396	24.60
Real estate secured-second trust deeds (Green acct)*	6,499	0.81	5,858	0.75	5,302	0.71	5,631	0.79
Other real estate and land secured (Green acct)*	17,819	2.22	17,647	2.26	8,669	1.16	8,935	1.25

Green account subtotal	209,589	26.14	195,359	25.03	175,900	23.58	163,962	22.96
Other	12,928	1.61	13,183	1.69	13,303	1.78	14,293	2.00
Commercial	567	0.07	688	0.09	902	0.12	1,398	0.20
Total loans	801,837	100.00%	780,514	100.00%	746,008	100.00%	714,127	100.00%

Net deferred loan origination costs	2,607		2,582		2,425		2,208

Allowance for loan losses	(12,660)		(11,389)		(5,914)		(6,240)

Total loans receivable, net	$791,784		$771,707		$742,519		$710,095

*	At 9/30/08, these totals included $209.6 million of the Company’s Green account loans, of which $191.8 million is secured by one-to four- family properties, $14.8 million is secured by commercial properties, $2.3 million is secured by multi-family properties and $729 thousand is secured by land. At 6/30/08, these totals included $195.4 million of the Company’s Green account loans, of which $177.7 million is secured by one-to four- family properties, $14.7 million is secured by commercial properties, $2.3 million is secured by multi-family properties and $625 thousand is secured by land. At 3/31/08, these totals included $175.9 million of the Company’s Green account loans, of which $167.2 million was secured by one-to four-family properties, $2.3 million was secured by multi-family properties, $5.9 million was secured by commercial properties and $507 thousand was secured by land. At 12/31/07, these totals included $164.0 million of the Company’s Green account loans, of which $155.0 million was secured by one-to four- family properties, $6.2 million was secured by commercial properties, $2.3 million was secured by multi-family properties and $429 thousand was secured by land.

At September 30, 2008, the Company had a total of $349.6 million in interest-only mortgage loans and $38.1 million in loans with the potential for negative amortization. At December 31, 2007, the Company had a total of $294.3 million in interest-only mortgage loans and $48.2 million in loans with the potential for negative amortization. The Company no longer originates loans with the potential for negative amortization. The Company continues to originate interest-only loans and growth in those loans is primarily attributable to growth in the Company’s Green account loan product, which by its nature, is an interest-only product. Negatively amortizing and interest-only loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization which could result in a larger amount outstanding. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards.

Allowance for Loan Losses. The allowance for loan losses at September 30, 2008 was $12.7 million, which represented 1.58% of the loans outstanding at September 30, 2008, as compared to $6.2 million, or 0.87%, of the loans outstanding at December 31, 2007.

Management assesses the allowance for loan losses monthly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2008 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. See further discussion in subsection entitled “Operating Results-Provision for Loan Losses.”

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the nine months ended September 30, 2008 and the year ended December 31, 2007:

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
Balance, beginning of period	$6,240	$4,670
Provision for loan losses	7,370	1,588
Total loans charged off	(992)	(24)
Total recoveries	42	6

Balance, end of period	12,660	6,240

Year-to-date charge-offs totaled $992 thousand and consisted primarily of one commercial business loan totaling $653 thousand, which was the only loan of this type in the Company’s portfolio.

Delinquent Loans. The following table sets forth our loan delinquencies by type, number, and amount at September 30, 2008. Loans are placed on non-accrual status when the loan becomes greater than 90 days delinquent.

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		Greater than 90 days
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	2	$967	6	$5,268	8	$6,235
Commercial and multi-family real estate	—	—	—	—	—	—
Home equity	—	—	1	1,353	1	1,353
Construction	—	—	2	17,835	2	17,835
Commercial	—	—	—	—	—	—
Land	—	—	1	9,377	1	9,377
Consumer	2	6	—	—	2	6

	4	$973	10	$33,833	14	$34,806

Delinquent loans to total gross loans		0.12%		4.22%		4.34%

Nonperforming Loans. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio and includes those loans on nonaccrual status (which are listed above in the nonaccrual loan table), loans that have been restructured resulting in a troubled debt classification and impaired loans. The Company ceases accruing interest, and therefore classifies as nonaccrual, any loan as to which principal or interest has been in default for a period of greater than 90 days, or if repayment in full of interest or principal is not expected. Of the nonperforming loan balance, four loans totaling $6.7 million were current as of September 30, 2008 but were still considered impaired.

	September, 2008	December, 2007
Nonperforming loans:
One- to four-family	$9,595	$1,941
Commercial and Multi-family real estate	5,412	57
Home equity	1,353	1,402
Construction	17,835	9,957
Commercial	—	775
Land	9,377	—
Consumer	—	—

Total nonperforming loans	$43,572	$14,132

Nonperforming loans to total loans	5.43%	1.98%

Nonperforming loans increased $29.5 million to $43.6 million at September 30, 2008 compared to $14.1 million at December 31, 2007. The increase in nonperforming loans for the nine month period ended September 30, 2008 was primarily related to two construction loans, one land development loan and one multi-family loan totaling $32.6 million. Loan loss reserves totaling $7.4 million have been established for these loans. The remaining nonperforming loan balance of $11.0 million primarily consists of residential real estate loans. Loan loss reserves totaling $783 thousand were established for these loans. The Company utilizes estimated current market values when assessing loan loss provisions for collateral dependent loans. Troubled debt restructured loans totaled $2.7 million at September 30, 2008 and are included in the nonperforming loan balance. These loans were previously delinquent and were brought current by way of modification that required guideline exceptions beyond the normal scope. They have been placed on nonaccrual status even though the interest rate following modification was no less than that afforded new borrowers. Once the borrowers perform pursuant to the modified terms for six consecutive months, the loans will be placed back on accrual status and they will no longer be classified as nonperforming assets because the borrower will have demonstrated an ability to perform in accordance with the loan modification. Income is recognized when received during the six month nonaccrual period.

Real estate owned assets. At September 30, 2008, other real estate acquired in settlement of loans totaled $436 thousand, based on the fair value of the collateral, and consisted of one single family property currently held for sale.

Deposits. Total deposits increased by $1.6 million, or 0.3%, to $575.7 million at September 30, 2008 from $574.2 million at December 31, 2007. Certificate of deposit accounts increased $24.3 million, or 8.0%, to $329.4 million and savings accounts increased $16.9, or 21.0%, to $97.6 million due to competitive rate terms. Money market accounts decreased $34.4 million, or 26.5%, to $95.1 million as customers continue to move to substantially higher rates paid by competitors.

FHLB Advances. Due to the increase in loan production, the Company’s Federal Home Loan Bank advances increased $71.6 million to $183.3 million.

Equity. Equity decreased $2.3 million to $81.8 million at September 30, 2008 from $84.1 million at December 31, 2007. The net decrease resulted primarily from the payment of dividends in the amount of $2.3 million and the purchase of outstanding shares of stock in the amount of $1.6 million. Equity increased primarily due to net income of $814 thousand, ESOP shares earned of $477 thousand and stock awards earned of $318 thousand.

Comparison of Operating Results for the Nine Months ended September 30, 2008 and 2007

General. Net income for the nine months ended September 30, 2008 was $814 thousand, reflecting a $1.3 million, or 61.6% decrease over the same period of the prior year. The decrease resulted from the fluctuations described below.

Interest income. Interest income decreased by $283 thousand, or 0.8%, to $34.2 million for the nine months ended September 30, 2008 from $34.5 million for the nine months ended September 30, 2007. This decrease was due to a reversal of loan interest income in the amount of $1.6 million related to loans placed on nonaccrual status during the period and a 28 basis point reduction in the average yield on loans receivable to 5.97% due to a general decline in market interest rates. Capitalized interest recognized in earnings that resulted from negative amortization within the portfolio totaled $535 thousand or 1.6% of loan interest income for the nine months ended September 30, 2008 and $917 thousand or 4.1% of loan interest income for the nine months ended September 30, 2007.

Interest income on securities decreased $395 thousand, or 84.0%, to $75 thousand for the nine months ended September 30, 2008 from $470 thousand for the nine months ended September 30, 2007. The decrease was due to the two agency securities totaling $4.3 million that were called at par during the first quarter which decreased the balance of securities classified as available-for-sale to $5 thousand at September 30, 2008.

Interest income on other interest-earning assets decreased $44 thousand to $418 thousand for the nine months ended September 30, 2008 from $462 thousand for the nine months ended September 30, 2007. This was primarily due to lower interest rates paid on interest bearing deposits as market interest rates declined.

Interest Expense. Interest expense decreased $4.5 million or 20.6%, to $17.4 million for the nine months ended September 30, 2008. Interest expense on deposits decreased $4.6 million, or 25.6%, to $13.4 million for the nine months ended September 30, 2008 from $18.0 million for the same period in 2007. This resulted from a 101 basis point decrease in the Company’s cost of funds due to a decrease in short term interest rates as well as a $7.9 million decrease in the average balance of deposits from $563.8 million for the nine months ended September 30, 2007 to $555.9 million for the nine months ended September 30, 2008. Interest expense on Federal Home Loan Bank advances increased $117 thousand, or 3.02%, to $4.0 million for the nine months ended September 30, 2008 from $3.9 million for the same period in 2007 due to a $34.7 million increase in the average balance of the Federal Home Loan Bank advances which were used to fund loan demand. Although interest expense on Federal Home Loan Bank advances increased, rates paid on those advances decreased by 91 basis points. This decline reflected the substantial decrease in short term market interest rates as a result of the Federal Open Market Committee of the Federal Reserve Board’s (“FOMC”) decision to reduce the overnight lending rate in response to the continued liquidity crisis in the credit markets and recessionary concerns.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses increased $4.2 million, or 33.5%, to $16.8 million for the nine months ended September 30, 2008 from $12.6 million for the nine months ended September 30, 2007. Due to the substantial decline in the Company’s cost of funds as a result of the decrease in short term market interest rates, the Company’s margins have substantially improved over the prior period with the net interest spread increasing 76 basis points to 2.63%, and the net interest margin increasing 65 basis points to 2.90%.

Provision for Loan Losses. Management assesses the allowance for loan losses on a monthly basis. Management uses available information to recognize losses on loans, however, future loan loss provisions may be necessary based on changes in economic conditions. The allowance for loan losses as of September 30, 2008 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable.

A provision for loan losses of $7.4 million was recorded for the nine months ended September 30, 2008 compared to a $714 thousand provision recorded for the nine months ended September 30, 2007. Increased provision levels reflect the deterioration in the housing markets during the period and the resulting increase in the Company’s nonperforming loan balances, as well as an increase in loans charged off.

Year-to-date charge-offs totaled $992 thousand compared to $16 thousand at September 30, 2007. The current year net charge-offs consisted primarily of one commercial business loan totaling $653 thousand which was the only loan of this type in the Company’s portfolio.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, declining property values and prevailing economic conditions. In this regard, approximately 95% of our loans are to individuals and businesses in southern California. California, in general, and more specifically, San Diego and Riverside countries, which are considered to be amongst distressed real estate markets in the country. Despite current financial market and economic conditions, the Company has not experienced significant exposure in the residential loan portfolio and has actively addressed credit related issues. The Company’s loss provisions have primarily been related to construction and land development loans. In assessing loan loss provisions, the Company utilizes current market values for collateral dependent loans. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions as experienced by the Company. Large balance and/or more complex loans, such as multi-family, construction, and commercial real estate loans, and classified loans, are evaluated individually for impairment. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Noninterest Income. Noninterest income decreased $74 thousand, or 4.1%, to $1.7 million for the nine months ended September 30, 2008 compared to $1.8 million for the same period of the prior year primarily due to decreased performance in the bank owned life insurance investment as a result of current market conditions.

Noninterest Expense. Noninterest expense decreased $637 thousand, or 5.9%, to $10.2 million for the nine months ended September 30, 2008. This net decrease was primarily the result of a $493 thousand decrease in salaries and employee benefits expenses and a $164 thousand decrease in the operating loss of the California Affordable Housing Fund investment. Additionally, other general and administrative expenses increased $134 thousand.

Salaries and employee benefits represented 50.8% and 52.4% of total noninterest expense for the nine months ended September 30, 2008 and September 30, 2007, respectively. Total salaries and employee benefits decreased $493 thousand, or 8.7%, to $5.2 million for the nine months ended September 30, 2008 from $5.7 million for the same period in 2007 primarily due to lower ESOP compensation expense resulting from a decrease in the fair market value of the Company’s stock during the current year. Additionally, stock award and option expenses decreased as a result of a large portion of the awards fully vesting in April, 2008 and a decrease in bonus expenses resulting from the decrease in net income.

The operating loss on the California Affordable Housing Fund investment decreased $164 thousand, or 38.1%, to $267 thousand for the nine months ended September 30, 2008 from $431 thousand for the same period in 2007 primarily due to a revision on the loss adjustment recorded in the third quarter of 2007.

Increases in other general and administrative expenses of $134 thousand, or 11.6% to $1.3 million were primarily due to increases in loan servicing and foreclosure expenses along with increased FDIC insurance premiums.

Income Tax Expense. Income tax expense decreased $564 thousand to $203 thousand for the nine months ended September 30, 2008 from $767 thousand for the same period of the prior year due to lower pre-tax income. The effective tax rate was 19.0% and 26.6% for the periods ending September 30, 2008 and 2007, respectively. The effective tax rate for the current period was based on projected net income for the year under the guidelines of FIN18.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

General. For the quarter ended September 30, 2008, record net income of $1.4 million was reported, reflecting a $1.2 million, or 410.3% increase over last year’s quarter. The increase resulted from the fluctuations described below.

Interest Income. Interest income increased by $383 thousand, or 3.4%, to $11.6 million for the three months ended September 30, 2008 from $11.3 million for the three months ended September 30, 2007. The primary factor for the increase in interest income was a $76.2 million increase in the average balance of loans receivable from $704.8 million for the three months ended September 30, 2007 to $781.0 million for the same period of the current year and was primarily attributable to growth in the Company’s Green account loan product. As a result, interest income on loans receivable increased $541 thousand. Interest income on loans receivable was partially reduced by $589 thousand due to a reversal of loan interest income related to loans on nonaccrual status and a 33 basis point decrease in the average yield on loans receivable reflecting the overall decrease in interest rates compared to the prior period. Capitalized interest recognized in earnings that resulted from negative amortization within the portfolio totaled $93 thousand or less than 1.0% of loan interest income for the three months ended September 30, 2008 and $356 thousand or 3.2% of loan interest income for the three months ended September 30, 2007.

Interest income on securities decreased $156 thousand for the three months ended September 30, 2008 primarily due to the two agency securities totaling $4.3 million that were called at par during the first quarter which decreased the balance of securities classified as available-for-sale to $5 thousand at September 30, 2008.

Interest income on other interest-earning assets decreased $2 thousand to $132 thousand for the three months ended September 30, 2008 from $134 thousand for the three months ended September 30, 2007 primarily due to lower interest rates paid on interest bearing deposits.

Interest Expense. Interest expense decreased $1.6 million or 22.5%, to $5.7 million for the three months ended September 30, 2008 from $7.3 million for the same period of the prior year. Interest expense on deposits decreased $2.1 million, or 34.4%, to $4.0 million for the three months ended September 30, 2008 from $6.1 million for the same period in 2007. This resulted from a 128 basis point decrease in the Company’s cost of funds due to a decrease in short term market interest rates as well as a $15.9 million decrease in the average balance of deposits from $568.0 million for the three months ended September 30, 2007 to $552.1 million for the three months ended September 30, 2008. Interest expense on Federal Home Loan Bank advances increased approximately $470 thousand, or 40.5%, to $1.6 million for the three months ended September 30, 2008 from $1.2 million for the three months ended September 30, 2007 primarily due to an $82.5 million increase in the average balance of Federal Home Loan Bank advances which were used to fund loan growth. However, the Company’s cost of funds has continued to decrease with a decrease of 107 basis points in the average rate paid on Federal Home Loan Bank advances during the quarter ended September 30, 2008 compared to the prior year’s quarter.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses increased $2.0 million, or 51.2%, to $6.0 million for the three months ended September 30, 2008 from $4.0 million for the three months ended September 30, 2007. Due to the decrease in short term market interest rates, the Company’s margins have substantially improved with the net interest spread increasing 100 basis points to 2.76%, and the net interest margin increasing 85 basis points to 3.00%.

Provision for Loan Losses. Management assesses the allowance for loan losses monthly. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2008 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable.

A provision for loan losses of $1.5 million was recorded for the three months ended September 30, 2008 compared to a $804 thousand provision recorded for the three months ended September 30, 2007. Increased provision levels reflect the deterioration in the housing markets during the period and the resulting increase in the Company’s nonperforming loan balances. Net loan charge-offs totaled $208 thousand for the current quarter compared to $2 thousand in the prior year’s quarter.

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

Noninterest Income. Noninterest income decreased $8 thousand, or 1.4% to $585 thousand for the three months ended September 30, 2008 from $593 thousand for the three months ended September 30, 2007 primarily due to decreased mortgage prepayment penalties.

Noninterest Expense. Noninterest expense decreased $314 thousand, or 8.7%, to $3.3 million for the three months ended September 30, 2008 from $3.6 million for the same period of the prior year. This was primarily the result of a decrease of $170 thousand in the operating loss in the California Affordable Housing fund investment as well as a decrease of $125 thousand in salaries and employee benefit expenses compared to the prior year’s period.

The total loss on the California Affordable Housing fund investment of $89 thousand for the three months ended September 30, 2008 decreased $170 thousand, or 65.6% over the prior year’s period primarily due to a revision of the loss adjustment of the housing fund recorded during the third quarter of 2007.

Salaries and employee benefits represented 48.9% and 48.1% of total noninterest expense for the three months ended September 30, 2008 and September 30, 2007, respectively. Total salaries and employee benefits decreased $125 thousand, or 7.2%, to $1.6 million for the three months ended September 30, 2008 from $1.7 million for the same period in 2007 primarily due to lower ESOP and stock compensation expenses resulting from a decrease in the fair market value of the Company’s stock during the period. Additionally, stock award and option expenses decreased as a result of a large portion of the awards fully vesting in April, 2008.

Income Tax Expense. Income tax expense increased $495 thousand to $340 thousand for the three months ended September 30, 2008 from income tax benefit of $155 thousand for the three months ended September 30, 2007. The effective tax rate was 19.0% for the period ending September 30, 2008. The effective tax rate for the current period was based on projected net income for the year under the guidelines of FIN18.

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

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At September 30, 2008, the total approved loan origination commitments outstanding amounted to $875 thousand. At the same date, unused lines of credit were $66.4 million and outstanding letters of credit totaled $645 thousand. There were no securities scheduled to mature in one year or less at September 30, 2008. Certificates of deposit scheduled to mature in one year or less at September 30, 2008, totaled $277.2 million. Based on the competitive rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at September 30, 2008 to borrow an additional $105.3 million from the Federal Home Loan Bank of San Francisco as well as $10.0 million from Pacific Coast Bankers Bank as funding sources to meet commitments and for liquidity purposes. The Bank has Federal Home Loan Bank advances of $53.3 million maturing within the next 12 months. The Bank intends to replace these advances with new borrowings from the Federal Home Loan Bank or deposits depending on market conditions. To management’s knowledge, there are no current events that will result or are reasonably likely to result in a material increase or decrease in the Bank’s liquidity.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity of the Bank was $76.9 million at September 30, 2008, or 9.1% of total assets on that date. As of September 30, 2008, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank’s regulatory capital ratios at September 30, 2008 were as follows: core capital 9.09%; Tier 1 risk-based capital, 11.89%; and total risk-based capital, 12.58%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2%

increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. Increases in interest rates would be expected to have a negative impact on the Bank’s operating results. As of June 30, 2008, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 2% increase in interest rates was a decrease of 60 basis points and would result in a $6.7 million decrease in the NPV of the Bank. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2008, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. The net portfolio value analysis was unable to produce results for the minus 200 and 300 basis point scenario for the quarter ended June 30, 2008.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$87,396	(13,884)	(14)%	10.57%	(133	)bp
+ 200 bp	94,611	(6,669)	(7)%	11.29%	(60	)bp
+ 100 bp	99,729	(1,550)	(2)%	11.78%	(11	)bp
0 bp	101,280	—	—	11.89%	0	bp
- 100 bp	101,203	(77)	—	11.83%	(6	)bp

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

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2008 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Difficult market conditions and economic trends have adversely affected our industry and our business.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits or borrowings.

The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. We also expect to face increased regulation and government oversight as a result of these downward trends. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher Federal Deposit Insurance Corporation premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

We do not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the United States Department of the Treasury, hereafter the Treasury Department, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. The purpose of the troubled asset relief program is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the troubled asset relief capital purchase program. Under the capital purchase program, the Treasury Department will purchase debt or equity securities from participating institutions. The troubled asset relief program is also expected to include direct purchases or guarantees of troubled assets of financial institutions.

EESA also increased Federal Deposit Insurance Corporation deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry. In addition, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. Financial institutions have until November 12, 2008 to opt out of these two programs. The purpose of these legislative and regulatory actions is to stabilize the volatility in the U.S. banking system.

EESA. the troubled asset relief program and Federal Deposit Insurance Corporation’s recent regulatory initiatives may not stabilize the U.S. banking system or financial markets. If the volatility in the market and the economy continue or worsen, our business, financial condition, results of operations, access to funds and the price of our stock could be materially and adversely impacted.

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

Our business is directly affected by market conditions, trends in industry and finance legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008. Further deterioration in economic conditions, particularly within the State of California, could result in the following consequences, among others, any of which could hurt our business materiality:

•	loan delinquency may continue to rise

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline; and

•	collateral for our loans may continue to decline in value, in turn reducing a customer’s borrowing power and reducing the value of assets and collateral securing our loans.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended September 30, 2008 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
07/1/08-07/31/08	5,000	11.80	5,000	50,176
08/1/08-08/31/08	—	—	—	50,176
09/1/08-09/30/08	200	12.09	200	49,976

As of January 23, 2008, a buyback plan totaling 150,000 shares was authorized by the Company’s board of directors to be conducted at prevailing market prices. A total of 100,024 shares were purchased under this authorized buyback plan as of September 30, 2008.

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

FIRST PACTRUST BANCORP, INC.

Date: November 4, 2008	/s/ Hans R. Ganz
Hans R. Ganz
President and Chief Executive Officer

Date: November 4, 2008	/s/ Regan Lauer
Regan Lauer
Senior Vice President/ Controller
(Principal Financial and Accounting Officer)