Form 10-K
period 2008-12-31
FIRST PACTRUST BANCORP INC
filed 2009-03-06
CIK 1169770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  YES.    ☒  NO.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq System as of June 30, 2008, was $34.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of March 5, 2009, there were issued and outstanding 4,232,465 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during April 2009.

FIRST PACTRUST BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2008

PART I

Item 1. Business

General

First PacTrust Bancorp, Inc. (“the Company”) was incorporated under Maryland law in March 2002 to hold all of the stock of Pacific Trust Bank (“the Bank”). Maryland was chosen as the state of incorporation because it provides protections similar to Delaware with respect to takeover, indemnification and limitations on liability, with reduced franchise taxes. First PacTrust Bancorp, Inc. is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision. First PacTrust Bancorp, Inc. is a unitary thrift holding company, which means that it owns one thrift institution. As a thrift holding company, First PacTrust Bancorp, Inc., activities are limited to banking, securities, insurance and financial services-related activities. See “How We Are Regulated—First PacTrust Bancorp, Inc.” First PacTrust Bancorp, Inc. is not an operating company and has no significant assets other than all of the outstanding shares of common stock of Pacific Trust Bank, the net proceeds retained from its initial public offering completed in August 2002, and its loan to the First PacTrust Bancorp, Inc. 401(k) Employee Stock Ownership Plan. First PacTrust Bancorp, Inc. has no significant liabilities. The management of the Company and the Bank is substantially the same. The Company utilizes the support staff and offices of the Bank and pays the Bank for these services. If the Company expands or changes its business in the future, the Company may hire the Company’s own employees. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

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

On November 21, 2008, pursuant to the Troubled Asset Relief Program Capital Purchase Program of the United States Department of the Treasury (“Treasury”), the Company sold to Treasury 19,300 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Series A Preferred Stock”), liquidation preference amount of $1,000 per share, for an aggregate purchase price of $19.3 million, and concurrently issued to Treasury a ten-year warrant to purchase up to 280,795 shares of the Company’s common stock at an exercise price of $10.31 per share. By leveraging the funds received, the Company, since the November 19, 2008 funding date and through February 27, 2009, has purchased a total of $35.5 million of mortgage-backed securities that are collateralized with one-to four- family residential loans, and has originated $20.9 million of residential real estate first and second trust deed mortgage loans.

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

Lending Activities

General. The Company’s mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans generally are long-term and amortize on a monthly basis with principal and/or interest due each month. The Company also has loans in the portfolio which require interest only payments on a monthly basis or may have the potential for negative amortization. At December 31, 2008, the Company had a total of $347.6 million in interest only mortgage loans and $37.3 million in mortgage loans with potential for negative amortization. In 2005, the Company introduced a fully-transactional flexible mortgage product called the “Green Account.” The Green account is a first mortgage line of credit with an associated “clearing account” that allows all types of deposits and withdrawals to be performed, including direct deposit, check, debit card, ATM, ACH debits and credits, and internet banking and bill payment transactions. At December 31, 2008, the balance of the Company’s Green account loans totaled $219.1 million, or 27.5% of the company’s total loan portfolio. At December 31, 2008, the Company’s net loan portfolio totaled $793.0 million, which constituted 90.5% of our total assets. For further detailed information on the Green account, visit the Company’s website at www.pacifictrustbank.com.

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

At December 31, 2008, the maximum amount which the Company could have loaned to any one borrower and the borrower’s related entities, was approximately $12.1 million. The largest lending relationship to a single borrower or a group of related borrowers was a combination of commercial real estate, multi-family and single family loans totaling an aggregate loan exposure amount of $12.2 million. At the time of origination, total exposure was within the Company’s maximum loan to one borrower amount which has since declined primarily due to a reduction in capital. The properties securing these loans are located in Anaheim and San Diego, California. These loans were current as of December 31, 2008.

The following table presents information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate
One- to four-family	$460,316	56.92%	$421,064	58.96%	$515,891	69.46%	$559,193	80.87%	$517,564	81.90%
Commercial, multi-family and land	98,062	12.12	94,544	13.24	106,310	14.31	96,650	13.98	96,655	15.29
Construction	17,835	2.21	18,866	2.64	16,409	2.21	6,424	0.93	126	0.02

Consumer:
Home equity-real estate secured*	229,518	28.38	175,702	24.60	100,545	13.54	25,550	3.69	12,905	2.04
Automobile	240	0.03	430	0.06	589	0.08	820	0.12	1,274	0.20
Other	1,646	0.20	2,123	0.30	2,355	0.32	2,196	0.32	2,746	0.44
Commercial	1,133	0.14	1,398	0.20	611	0.08	622	0.09	681	0.11

Total loans	808,750	100.00%	714,127	100.00%	742,710	100.00%	691,455	100.00%	631,951	100.00%
Net deferred loan origination costs	2,581		2,208		2,004		1,733		1,203

Allowance for loan losses	(18,286)		(6,240)		(4,670)		(4,691)		(4,430)

Total loans receivable, net	$793,045		$710,095		$740,044		$688,497		$628,724

*	At 12/31/08, this total includes $219.1 million of the Company’s Green account loans, of which $200.8 million is secured by one-to four- family properties, $14.9 million is secured by commercial properties, $2.5 million is secured by multi-family properties and $798 thousand is secured by land. At 12/31/07, this total includes $164.0 million of the Company’s Green account loans, of which $155.0 million is secured by one-to four- family properties, $6.2 million is secured by commercial properties, $2.3 million is secured by multi-family properties and $429 thousand is secured by land. At 12/31/06, this total included $87.3 million of the Company’s Green account loans, of which $84.4 million was secured by one- to four- family properties, $1.3 million was secured by multi-family properties and $1.7 million was secured by commercial properties. At 12/31/05, this total included $9.7 million of the Company’s Green account loans all of which were secured by one- to four- family properties.

The following table shows the composition of the Company’s loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
FIXED-RATE LOANS
Real Estate
One- to four-family	$7,740	0.96%	$10,440	1.46%	$10,750	1.45%	$13,061	1.89%	$14,762	2.34%
Commercial, multi-family and land	69,915	8.64	70,061	9.81	67,444	9.08	47,253	6.83	33,684	5.33
Construction	—	—	—	—	—	—	—	—	—	—

Other loans
Consumer:
Automobile	240.03		420.06		546	0.07	721	0.10	1,003	0.16
Home equity-real estate secured	799.10		429.06		—	—	—	—	—	—
Other	125.02		448.06		381	0.05	369	0.05	401	0.06
Commercial	525.06		500.07		—	—	65	0.01	87	0.01

Total fixed-rate loans	79,344	9.81	82,298	11.52	79,121	10.65	61,469	8.88	49,937	7.90

ADJUSTABLE-RATE
Real Estate
One- to four-family	452,576	55.96	410,624	57.50	505,141	68.01	546,132	78.98	502,802	79.56
Commercial, multi-family and land	28,147	3.48	24,483	3.43	38,866	5.23	49,397	7.15	62,971	9.97
Construction	17,835	2.21	18,866	2.64	16,409	2.21	6,424	0.93	126	0.02

Other loans
Consumer:
Automobile	—	—	10.00		43	0.01	99	0.01	271	0.04
Home equity-real estate secured	228,719	28.28	175,273	24.54	100,545	13.54	25,550	3.70	12,905	2.04
Other	1,521.19		1,675.24		1,974	0.27	1,827	0.27	2,345	0.37
Commercial	608.07		898.13		611	0.08	557	0.08	594	0.10

Total adjustable-rate loans	729,406	90.19	631,829	88.48	663,589	89.35	629,986	91.12	582,014	92.10

Total loans	808,750	100.00%	714,127	100.00%	742,710	100.00%	691,455	100.00%	631,951	100.00%

Net deferred loan origination costs	2,581		2,208		2,004		1,733		1,203

Allowance for loan losses	(18,286)		(6,240)		(4,670)		(4,691)		(4,430)

Total loans receivable, net	$793,045		$710,095		$740,044		$688,497		$628,724

The following schedule illustrates the contractual maturity of the Company’s loan portfolio at December 31, 2008.

	Real Estate
	One- to Four-Family		Multi-family and Commercial and Land		Construction		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
2009(1)	$1,122	7.00%	$22,977	7.80%	$17,835	9.26%	$2,272	8.32%	$489	12.90%	$44,695	8.44%
2010	1,283	6.44	5,423	7.11	—	—	574	4.54	—	—	7,280	6.79
2011 and 2012	695	6.11	1,409	6.34	—	—	3,238	5.62	608	6.53	5,950	5.94
2013 to 2017	5,927	5.50	9,510	5.32	—	—	6,369	4.14	36	7.50	21,842	5.03
2018 to 2032	41,106	5.51	32,774	6.95	—	—	218,951	6.32	—	—	292,831	6.28
2033 and following	410,183	5.69	25,969	6.03	—	—	—	—	—	—	436,152	5.71

Total	$460,316	5.67%	$98,062	6.75%	$17,835	9.26%	$231,404	6.27%	$1,133	9.31%	$808,750	6.06%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The following schedule illustrates the Company’s loan portfolio at December 31, 2008 as the loans reprice. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family		Multi-family and Commercial and Land		Construction		Consumer		Commercial Business		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
2009(1)	$166,655	5.19%	$59,429	6.82%	$17,835	9.26%	$87,946	5.77%	$1,097	9.37%	$332,962	5.87%
2010	68,690	5.56	21,023	6.47	—	—	76,362	6.74	—	—	166,075	6.22
2011 and 2012	86,061	6.03	4,748	6.80	—	—	66,986	6.39	—	—	157,795	6.20
2013 to 2017	134,113	6.09	12,862	6.81	—	—	42	7.90	36	6.16	147,053	6.16
2018 to 2032	4,797	6.02	—	—	—	—	68	5.00	—	—	4,865	6.00

Total	$460,316	5.67%	$98,062	6.75%	$17,835	9.26%	$231,404	6.27%	$1,133	9.31%	$808,750	6.06%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2008 which have predetermined interest rates is $56.9 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $707.2 million.

One- to Four-Family Residential Real Estate Lending. The Company focuses lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in San Diego and Riverside counties, California. At December 31, 2008, one- to four-family residential mortgage loans totaled $652.9 million, or 80.7% of our gross loan portfolio including the portion of the Company’s “Green” account home equity loan portfolio that are first trust deeds. If the home equity “Green” account loans in first position are excluded, total one- to four-family residential mortgage loans totaled $460.3 million, or 56.9% of our gross loan portfolio.

The Company generally underwrites one- to four-family loans based on the applicant’s income and credit history and the appraised value of the subject property. Generally the Company lends up to 90% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, the Company generally charges a higher interest rate. The Company currently has a very limited quantity of loans with a loan-to-value ratio in excess of 80%. Properties securing our one- to four-family loans are appraised by independent fee appraisers approved by management. Generally, the Company requires borrowers to obtain title insurance, hazard insurance, and flood insurance, if necessary.

National and regional indicators of real estate values show declining prices in the Company’s general market area, however, the Company believes that the current loan loss reserves are adequate to cover current known losses. Further, the Company generally adjusts underwriting criteria by decreasing the appraisal value by 5.0% when underwriting mortgages in declining market areas.

The Company currently originates one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. The Company’s pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions.

Adjustable-rate mortgages, or “ARM” loans are offered with flexible initial and periodic repricing dates, ranging from one year to seven years through the life of the loan. The Company uses a variety of indices to reprice ARM loans. During the year ended December 31, 2008, the Company originated $103.8 million of one- to four-family ARM loans with terms up to 30 years, and $1.3 million of one- to four-family fixed-rate mortgage loans with terms up to 15 years.

One- to four-family loans may be assumable, subject to the Company’s approval, and may contain prepayment penalties. Most ARM loans are written using generally accepted underwriting guidelines. Mainly, due to the generally large loan size, these loans may not be readily saleable to Freddie Mac or Fannie Mae, but are saleable to other private investors. The Company’s real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

The Company no longer offers ARM loans which may provide for negative amortization of the principal balance. At December 31, 2008, the existing negative amortizing loans in the portfolio totaling $37.3 million have monthly interest rate adjustments after the specified introductory rate term, and annual maximum payment adjustments of 7.5% during the first five years of the loan. The principal balance on these loans may increase up to 110% of the original loan amount as a result of the payments not being sufficient to cover the interest due during the first five years of the loan term. These loans adjust to fully amortize after five years through contractual maturity, or upon the outstanding loan balance reaching 110% of the original loan amount with up to a 30-year term.

In addition, the Bank currently offers interest only loans and expects originations of these loans to continue. At December 31, 2008, the Company had a total of $347.6 million of interest only loans. These loans become fully amortized after the initial fixed rate period.

In order to remain competitive in our market areas, the Company, at times, originates ARM loans at initial rates below the fully indexed rate. The Company’s ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Company’s cost of funds.

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s minimum monthly payment rises, increasing the potential for default.( See “Asset Quality—Non-performing Assets” and “Classified Assets.”) At December 31, 2008, the Company’s one- to four-family ARM loan portfolio totaled $452.6 million, or 56.0% of our gross loan portfolio. At that date, the fixed-rate one-to four-family mortgage loan portfolio totaled $7.7 million, or 1.0% of the Company’s gross loan portfolio. The composition of the Company’s loan portfolio has not significantly changed during 2008. Further, the Company does not originate subprime loans and has no plans to originate subprime loans.

Commercial and Multi-Family Real Estate Lending. The Company offers a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, and a limited amount of small retail establishments, hotels, motels, warehouses, and small office buildings primarily located in the Company’s market area. At December 31, 2008, multi-family, commercial and land real estate loans totaled $98.1 million or 12.1% of the Company’s gross loan portfolio.

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

Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. The Company generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state licensed fee appraisers approved by management. See “—Loan Originations, Purchases, Sales and Repayments.” The Company generally maintains a tax or insurance escrow account for loans secured by multi-family and commercial real estate. In order to monitor the adequacy of cash flows on income-producing properties, the borrower may be required to provide periodic financial information.

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. The largest multi-family or commercial real estate loan at December 31, 2008 was secured by a bulk of six 1-4 unit properties located in San Diego County with a principal balance of $8.9 million and a line of credit limit of $10.8 million. At December 31, 2008, this loan was performing in accordance with the terms of the note.

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

Construction Lending. The Company has not historically originated a significant amount of construction loans. From time to time the Company does, however, purchase participations in real estate construction loans. In addition, the Company may in the future originate or purchase loans or participations in construction. At December 31, 2008, the Company had two construction loans totaling $17.8 million representing less than 3% of our gross loan portfolio. At December 31, 2008, both construction loans were nonperforming loans, and specific loan loss reserves of $8.9 million was made based on current loss expectations. See “Asset Quality—Non-performing Loans” and “Allowance for Loan Losses.”

Consumer and Other Real Estate Lending. Consumer loans generally have shorter terms to maturity or variable interest rates, which reduce our exposure to changes in interest rates, and carry higher rates of interest than do conventional one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to the Company’s existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2008, the Company’s consumer and other loan portfolio totaled $231.4 million, or 28.6% of our gross loan portfolio. The Company offers a variety of secured consumer loans, including the Company’s “Green Account” first and second trust deed home equity loans, which comprises the majority of the consumer and other real estate portfolio, other home equity lines of credit and loans secured by savings deposits. The Company also offers a limited amount of unsecured loans. The Company originates consumer and other real estate loans primarily in its market area.

The Company’s home equity lines of credit totaled $229.5 million, and comprised 28.4% of the gross loan portfolio at December 31, 2008. Of these, $219.1 million represent the Company’s “Green Account” loans which represented 27.1% of the gross loan portfolio at December 31, 2008. Of the Company’s “Green Account” loans, $192.6 million were home equity loans secured by one-to four- family properties and were in first position. Green Account home equity loans have a fifteen year draw period with interest-only payment requirements, a balloon payment requirement at the end of the Draw Period and a maximum 80% loan to value ratio. Home equity lines of credit, other than the Green Account loans, may be originated in amounts, together with the amount of the existing first mortgage, up to 80% of the value of the property securing the loan. Other home equity lines of credit have a seven or ten year draw period and require the payment of 1.0% or 1.5% of the outstanding loan balance per month (depending on the terms) during the draw period, which amount may be re-borrowed at any time during the draw period. Home equity lines of credit with a 10 year draw period have a balloon payment due at the end of the draw period. For loans with shorter term draw periods, once the draw period has lapsed, generally the payment is fixed based on the loan balance at that time. At December 31, 2008, unfunded commitments on these lines of credit totaled $40.2 million. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

Auto loans totaled $240 thousand at December 31, 2008, or 0.03% of the Company’s gross loan portfolio. Loan-to-value ratios were up to 100% of the sales price for new autos and 100% of retail value on used autos, based on valuations from official used car guides. The Company no longer originates auto loans.

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

Commercial Business Lending. At December 31, 2008, commercial business loans totaled $1.1 million or 0.1% of the gross loan portfolio. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. The Company may obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than more traditional single-family home loans.

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

Loan Originations, Purchases, Repayments, and Servicing

The Company originates real estate secured loans primarily through mortgage brokers and banking relationships. By originating most loans through brokers, the Company is better able to control overhead costs and efficiently utilize management resources. The Company is a portfolio lender of products not readily saleable to Fannie Mae and Freddie Mac, although they are saleable to private investors. The Company did not attempt to sell any of its loans during 2008 and is not planning to do so in the near future.

The Company also originates consumer and real estate loans on a direct basis through our marketing efforts, and our existing and walk-in customers. While the Company originates both adjustable and fixed-rate loans, the ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by competition and the interest rate environment. During the last few years, the Company has significantly increased origination of ARM loans. The Company has also purchased ARM loans secured by one-to four- family residences and participations in construction and commercial real estate loans in the past, but none in 2008. Loans and participations purchased must conform to the Company’s underwriting guidelines or guidelines acceptable to the management loan committee. In periods of economic uncertainty, the ability of financial institutions to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. During 2005, the Company introduced a new lending product called the “Green Account”, America’s first fully transactional flexible mortgage account. Originations of this product totaled $122.7 million and $139.6 million for the years ended December 31, 2008 and 2007, respectively. Origination volume in this product is expected to increase in 2009.

The following table shows loan origination, purchase, sale, and repayment activities for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Originations by type:
Adjustable rate:
Real estate—one- to four-family	$103,790	$31,382	$89,272
—multi-family, commercial and land	8,666	14,613	8,515
—construction or development	35	5,216	10,781
Consumer and other	129,195 *	148,488	88,568
—commercial business	111	860	2,230

Total adjustable-rate	241,797	200,559	199,366
Fixed rate:
Real estate—one- to four-family	1,252	2116	12,681
—multi-family, commercial and land	3,561	14,856	27,098
Non-real estate—consumer	529	655	883
—commercial business	2,119	3,832	—

Total fixed-rate	7,461	21,459	40,662
Total loans originated	249,258	222,018	240,028

Purchases:
Real estate—one- to four-family	—	1,058	—
—multi-family, commercial and land	—	—	—
—construction or development	—	—	—
Consumer and other	—	—	—
—commercial business	—	—	—

Total loans purchased	—	1,058	—

Repayments:
Principal repayments	(154,635)	(251,658)	(188,773)
Increase (decrease) in other items, net	(11,673)	(1,367)	292

Net increase (decrease)	$82,950	$(29,949)	$51,547

*	Of this total, $122.7 million represents originations of the Company’s Green account product, of which $117.3 million is secured by one-to four-family properties, $4.5 is secured by commercial properties, $359 thousand is secured by multi-family properties and $370 thousand is secured by land.

Asset Quality

Real estate loans are serviced in house in accordance with secondary market guidelines. When a borrower fails to make a payment on a mortgage loan on or before the default date, a late charge notice is mailed 16 days after the due date. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower prior to the loan becoming 30 days past due. If the loan becomes 60 days delinquent, the collector will generally contact by phone or send a personal letter to the borrower in order to identify the reason for the delinquency. Once the loan becomes 90 days delinquent, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. When a loan becomes 90 days delinquent, a drive-by inspection is made. If the account becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, a collection officer will generally initiate foreclosure or refer the account to the Company’s counsel to initiate foreclosure proceedings.

For consumer loans a similar process is followed, with the initial written contact being made once the loan is 10 days past due with a follow-up notice at 16 days past due. Follow-up contacts are generally on an accelerated basis compared to the mortgage loan procedure.

Delinquent Loans. The following table sets forth our loan delinquencies by type, number, and amount at December 31, 2008.

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	1	$1,825	12	$8,942	13	$10,767
Commercial, multi-family real estate and land	1	345	1	9,377	2	9,722
Home equity	2	1,854	1	92	3	1,946
Construction	—	—	2	17,835	2	17,835
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	4	$4,024	16	$36,246	20	$40,270

Delinquent loans to total gross loans		0.50%		4.48%		4.98%

Non-performing Assets. The table below sets forth the amounts and categories of nonperforming assets in our loan portfolio and includes those loans on nonaccrual status (which are listed above in the delinquent loan table), loans that have been restructured resulting in a troubled debt classification and impaired loans. The Company ceases accruing interest, and therefore classifies as nonaccrual, any loan as to which principal or interest has been in default for a period of greater than 90 days, or if repayment in full of interest or principal is not expected. Of the nonperforming loan balance, eight loans totaling $9.9 million were current as of December 31, 2008 but were still considered impaired. Interest that would have been accrued if the non-performing loans would have been performing totaled $3.2 million at December 31, 2008.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Nonperforming loans:
One- to four-family	$9,745	$1,941	$1,950	$—	$—
Commercial and Multi-family real estate	—	57	—	—	—
Home equity	882	1,402	—	—	—
Construction	17,835	9,957	—	—	—
Land	9,377	—	—	—	—
Commercial	—	775	—	—	—
Consumer	—	—	2	3	4

Total	37,839	14,132	1,952	3	4
Troubled Debt Restructured Loans:				`	`
One- to four-family	3,538	—	—	—	—
Commercial and Multi-family real estate	5,412	—	—	—	—
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	8,950	—	—	—	—

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Accruing loans delinquent more than 90 days:					`
One- to four-family	—	—	—	—	—
Commercial and Multi-family real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	—
Non-performing loans	46,789	14,132	1,952	3	4

Real estate owned, net	158	—	—	—	—

Total non-performing assets	$46,947	$14,132	$1,952	$3	$4

Non-performing loans to total loans	5.79%	1.98%	0.26%	—%	—%
Non-performing assets to total assets	5.36%	1.82%	0.24%	—%	—%

Nonperforming loans increased $32.7 million to $46.8 million at December 31, 2008 compared to $14.1 million at December 31, 2007. Loan loss reserves totaling $13.8 million have been established for these loans. The Company utilizes estimated current market values when assessing loan loss provisions for collateral dependent loans. Troubled debt restructured loans totaled $8.9 million at December 31, 2008 and are included in the nonperforming loan balance above. These loans were modified in a way that required guideline exceptions beyond the Company’s normal scope. They have been placed on nonaccrual status even though the interest rate following modification was no less than that afforded to new borrowers. Once the borrowers perform pursuant to the modified terms for six consecutive months, the loans will be placed back on accrual status. Income is recognized when received during the six month nonaccrual period.

Real Estate Owned. At December 31, 2008 other real estate acquired in settlement of loans totaled $158 thousand, based on the fair value of the collateral less estimated costs to sell consisted of one single family property currently held for sale.

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the Board of Directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but , unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the FDIC, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2008, the Company had classified assets totaling $46.8 million of which $498 thousand was classified as special mention, $36.3 million was classified as substandard, $10.0 million as doubtful and $0 as loss. The total amount classified represented 47.0% of our equity capital and 5.3% of our total assets at December 31, 2008.

Provision for Loan Losses. The past year proved to be an extremely challenging operating environment, as witnessed by the continued deterioration of the housing market including declining home prices, increasing delinquencies and foreclosures, and a significant increase in unemployment. These combined factors have resulted in a substantial increase to the Company’s non-performing assets and loan loss provisions. The Company recorded a loan loss provision for the year ended December 31, 2008 of $13.5 million, compared to a loan loss provision of $1.6 million for the year ended December 31, 2007. The provision for loan losses is charged or credited to income to adjust our allowance for loan losses to reflect probable losses presently inherent in the loan portfolio based on the factors discussed below under “Allowance for Loan Losses.” The provision for loan losses for the year ended December 31, 2008 was based on management’s review of such factors which indicated that the allowance for loan losses reflected probable losses presently inherent in the loan portfolio as of the year ended December 31, 2008.

Allowance for Loan Losses. The Company maintains an allowance for loan losses to absorb probable losses presently inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. Large groups of smaller balance homogeneous loans, such as residential real estate, home equity and consumer loans are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Geographic peer group data is obtained by general loan type and adjusted to reflect known differences between peers and the Company, including loan seasoning, underwriting experience, local economic conditions and customer characteristics. The Company evaluates all impaired loans individually, primarily through the evaluation of collateral values and cash flows.

At December 31, 2008, our allowance for loan losses was $18.3 million or 2.3% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable losses presently inherent in our loan portfolios.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$6,240	$4,670	$4,691	$4,430	$4,232
Charge-offs
One- to four-family	(658)	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	(647)	—	—	—	—
Consumer	(246)	(24)	(15)	(25)	(98)

	(1,551)	(24)	(15)	(25)	(98)
Recoveries
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	50	6	18	36	58

	50	6	18	36	58
Net (charge-offs) recoveries	(1,501)	(18)	3	11	(40)

Provision/(recovery) for loan losses	13,547	1,588	(24)	250	238

Balance at end of period	$18,286	$6,240	$4,670	$4,691	$4,430

Net charge-offs to average loans during this period	0.20%	—%	—%	—%	—%
Net charge-offs to average non-performing loans during this period	4.74%	—%	—%	—%	—%
Allowance for loan losses to non-performing loans	39.08%	44.16%	239.24%	156,367%	110,750%
Allowance as a % of total loans (end of period)	2.26%	0.87%	0.63%	0.68%	0.70%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	2008			2007			2006			2005			2004
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans
	(Dollars in Thousands)
Secured by residential real estate	$3,372	18.44%	56.96%	$2,078	33.30%	59.04%	$3,503	75.01%	69.56%	$3,702	78.92%	80.87%	$3,623	81.78%	81.90%
Secured by commercial real estate and land	3,888	21.26	12.13	499	8.00	13.25	615	13.17	14.34	667	14.22	13.98	578	13.05	15.29
Construction	8,877	48.54	2.21	1,702	27.27	2.65	69	1.48	2.21	39	0.83	0.93	1	0.02	0.02
Consumer	2,116	11.58	28.56	1,362	21.83	24.86	466	9.98	13.81	269	5.73	4.13	217	4.90	2.68
Commercial	33	0.18	0.14	599	9.60	0.20	17	0.36	0.08	14	0.30	0.09	11.25		0.11
Unallocated	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total Allowance for Loan Losses	$18,286	100.00%	100.00%	$6,240	100.00%	100.00%	$4,670	100.00%	100.00%	$4,691	100.00%	100.00%	$4,430	100.00%	100.00%

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

The Company may invest in CMOs as an alternative to mortgage loans and conventional mortgage-backed securities as part of our asset/liability management strategy. Management believes that CMOs can represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Company has from time to time concluded that short and intermediate duration CMOs (with an expected average life of less than ten years) represent a better combination of rate and duration than adjustable rate mortgage-backed securities. All of the Company’s negotiable securities, including CMOs, are held as “available for sale.”

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. Our securities portfolio at December 31, 2008, did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies. In February, 2008 the two agency notes totaling $4.4 million were called at par. Four collateralized mortgage obligations totaling $17.2 million were purchased during the months of November and December of 2008. These mortgage-backed securities are collateralized with one-to four- family residential loans.

	December 31,
	2008		2007		2006
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities Available for Sale:
Agency securities FNMA/FHLB notes	$—	—	$4,361	99.86%	$13,982	99.95%
Collateralized mortgage obligations	17,560	99.97%	5	0.12%	6	0.04%
Federal National Mortgage Association	4	0.02%	5	0.12%	6	0.04%
Government National Mortgage Association	1	0.01%	1	0.02%	1	0.01%

Total	$17,565	100.00%	$4,367	100.00%	$13,989	100.00%

Average remaining life of securities	4.2 years		5.2 years		3.9 years

Other interest earning assets:
Interest-earning deposits with banks	4,666	20.41%	7,602	32.94%	7,808	43.75%
Federal funds sold	8,835	38.64%	8,635	37.41%	245	1.37%
FHLB stock	9,364	40.95%	6,842	29.65%	9,794	54.88%

	$22,865	100.00%	$23,079	100.00%	$17,847	100.00%

The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock, as of December 31, 2008 are indicated in the following table.

	December 31, 2008
	One Year or Less	One to Five Years	Five to 10 Years	Over 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities Available for Sale:
Collateralized mortgage obligations	$—	$14,346	$2,859	$—	$17,205	$17,560
Federal National Mortgage Association		4	—	—	4	4
Government National Mortgage Association		1	—	—	1	1
Total investment securities	$—	$14,351	$2,859	$—	$17,210	$17,565
Weighted average yield	0%	10.93%	13.63%	0%

Sources of Funds

General. The Company’s sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management.

Deposits. The Company offers a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. The Company’s deposits consist of savings accounts, money market deposit accounts, NOW and demand accounts, and certificates of deposit. The Company solicits deposits primarily in our market area and from institutional investors. The Company also holds $20.0 million of brokered certificates of deposit at December 31, 2008, an increase of $16.2 million from the prior year. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain deposits.

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

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Opening balance	$574,151	$570,543	$508,156
Deposits net of withdrawals	6,514	(20,255)	42,804
Interest credited	17,512	23,863	19,583

Ending balance	$598,177	$574,151	$570,543

Net increase	$24,026	$3,608	$62,387

Percent increase	4.18%	.63%	12.28%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Noninterest-bearing demand	$14,697	2.46%	$17,873	3.11%	$14,362	2.52%
Savings	96,864	16.19	80,625	14.04	43,440	7.61
NOW	39,448	6.60	41,115	7.16	52,917	9.27
Money market	81,837	13.68	129,466	22.55	169,708	29.75

	232,846	38.93	269,079	46.86	280,427	49.15
Certificates of deposit
0.00% - 2.99%	80,992	13.54	89	0.02	4,473	0.78
3.00% - 3.99%	215,064	35.95	15,119	2.63	31,052	5.44
4.00% - 4.99%	66,629	11.14	135,639	23.63	104,107	18.25
5.00% - 5.99%	2,646	0.44	154,225	26.86	150,484	26.38
6.00% - 6.99%	—	—	—	—	—	—
7.00% - 7.99%	—	—	—	—	—	—

Total Certificates of deposit	365,331	61.07	305,072	53.14	290,116	50.85

	$598,177	100.00%	$574,151	100.00%	$570,543	100.00%

The following table (in thousands) indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2008.

	2009	2010	2011	2012	2013	Total
0.00% - 2.99%	$77,083	$3,065	744	100	—	$80,992
3.00% - 3.99%	191,939	17,386	3,713	523	1,503	215,064
4.00% - 4.99%	47,069	12,404	1,816	2,191	3,149	66,629
5.00% - 5.99%	868	421	1,158	199	—	2,646
6.00% - 6.99%	—	—	—	—	—	—
7.00% - 7.99%	—	—	—	—	—	—

	$316,959	$33,276	$7,431	$3,013	$4,652	$365,331

$100,000 and over	$162,891	$13,499	$3,046	$1,495	$2,853	$183,784
Below $100,000	154,068	19,777	4,385	1,518	1,799	181,547

Total	$316,959	$33,276	$7,431	$3,013	$4,652	$365,331

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

The Company may obtain advances from the FHLB by collateralizing the advances with certain of the Company’s mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2008, the Company had $175.0 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $120.9 million. See also Note 7 of the Notes to the Company’s consolidated financial statements at Item 8 of this report for additional information regarding FHLB advances.

The following table sets forth certain information as to our borrowings at the dates and for the years indicated.

	At or for the Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Average balance outstanding	$157,569	$114,562	$176,769
Maximum month-end balance	$229,000	$147,200	$204,200
Balance at end of period	$175,000	$111,700	$151,200
Weighted average interest rate during the period	3.52%	4.06%	4.25%
Weighted average interest rate at end of period	3.43%	4.55%	4.64%

Subsidiary and Other Activities

As a federally chartered savings bank, Pacific Trust Bank is permitted by the Office of Thrift Supervision to invest 2% of our assets or $17.5 million at December 31, 2008, in the stock of, or unsecured loans to, service corporation subsidiaries. The Company may invest an additional 1% of our assets in secure corporations where such additional funds are used for inner city or community development purposes. Pacific Trust Bank currently does not have any subsidiary service corporations.

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

The Company attracts deposits through the branch office system and through the internet. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Company competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data as of June 30, 2008 provided by the FDIC, Pacific Trust Bank’s share of deposits was 0.97% and 0.53% in San Diego and Riverside Counties, respectively.

Employees

At December 31, 2008, we had a total of 95 full-time employees and 12 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.

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

The Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500 thousand or 15% of unimpaired capital and surplus including allowance for loan losses (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2008, the Bank’s lending limit under this restriction was $12.1 million. The Bank is in compliance with the loans-to-one-borrower limitation.

The OTS’ oversight of Pacific Trust Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 and the anti-money laundering provisions of the USA Patriot Act. The Gramm-Leach-Bliley privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to “opt out” of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

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

FDIC Regulation and Insurance of Accounts. Pacific Trust Bank’s deposits are insured up to the applicable limits by the FDIC, and this insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for 2008 were $475 thousand. The FDIC may prohibit any FDIC-insured institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund. The FDIC also has the authority to initiate enforcement actions against Pacific Trust Bank and may terminate our deposit insurance if it determines that we have engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the Depositors Insurance Fund (“DIF”). Under the FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

The rule also includes authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC has adopted a rule imposing on every insured institution a special assessment equal to 20 basis points of its assessment base as of June 30, 2009, to be collected on September 30, 2009. The special assessment rule also authorizes the FDIC to impose additional special assessments if the reserve ratio of the DIF is estimated to fall to a level that the FDIC’s board believes would adversely affect public confidence or that is close to zero or negative. Any additional special assessment would be in amount up to 10 basis points on the assessment base for the quarter in which it is imposed and would be collected at the end of the following quarter.

Following a systemic risk determination, the FDIC established its Temporary Liquidity Guarantee Program (TLGP) in October 2008. Under the interim rule for the TLGP, there are two parts to the program: the Debt Guarantee Program (DGP) and the Transaction Account Guarantee Program (TAGP). Eligible entities continue to participate unless they opted out on or before December 5, 2008.

For the DGP, eligible entities are generally US bank holding companies, savings and loan holding companies, and FDIC-insured institutions. Under the DGP, the FDIC guarantees new senior unsecured debt of an eligible entity issued not later than June 30, 2009, and, if an application is approved, guarantees certain mandatory convertible debt. Pacific Trust Bank and the Company opted out of the DGP.

For the TAGP, eligible entities are FDIC-insured institutions. Under the TAGP, the FDIC provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into noninterest-bearing savings accounts. Pacific Trust Bank opted out of the TAGP.

FDIC-insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For 2008, the Financing Corporation assessment equaled 1.12 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

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

The capital regulations require core capital equal to at least 4.0% of adjusted total assets. Core capital consists of tangible capital plus certain intangible assets including a limited amount of credit card relationships. At December 31, 2008, the Bank had core capital equal to $75.7 million, or 8.6% of adjusted total assets, which was $40.6 million above the minimum requirement of 4.0% in effect on that date.

The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2008, the Bank had $4.5 million of general loan loss reserves, which was less than 1.3% of risk-weighted assets.

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

On December 31, 2008, the Bank had total risk-based capital of $80.2 million and risk-weighted assets of $658.3 million; or total risk-based capital to risk-weighted assets of 12.2%. This amount was $27.6 million above the 8.0% requirement in effect on that date.

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

Emergency Economic Stabilization Act of 2008.

In October 2008, the EESA was enacted. For more information regarding the EESA, see “Risk Factors-Risks Related to the U.S. Financial Industry- There can be no assurance that recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies will help stabilize the U.S. financial system or improve the housing market.”

Initiatives Prompted by the Subprime Mortgage Crisis.

In response to the recent “subprime mortgage crisis,” federal and state regulatory agencies have focused attention on subprime and nontraditional mortgage products both with an aim toward enhancing the regulation of such loans and providing relief to adversely affected borrowers.

Guidance on Subprime Mortgage Lending.

On June 29, 2007, the federal banking agencies issued guidance on subprime mortgage lending to address issues related to certain mortgage products marketed to subprime borrowers, particularly adjustable rate mortgage products that can involve “payment shock” and other risky characteristics. Although the guidance focuses on subprime borrowers, the banking agencies note that institutions should look to the principles contained in the guidance when offering such adjustable rate mortgages to non-subprime borrowers. The guidance prohibits predatory lending programs; provides that institutions should underwrite a mortgage loan on the borrower’s ability to repay the debt by its final maturity at the fully-indexed rate, assuming a fully amortizing repayment schedule; encourages reasonable workout arrangements with borrowers who are in default; mandates clear and balanced advertisements and other communications; encourages arrangements for the escrowing of real estate taxes and insurance; and states that institutions should develop strong control and monitoring systems. The guidance recommends that institutions refer to the Real Estate Lending Standards (discussed above) which provide underwriting standards for all real estate loans.

The federal banking agencies announced their intention to carefully review the risk management and consumer compliance processes, policies and procedures of their supervised financial institutions and their intention to take action against institutions that engage in predatory lending practices, violate consumer protection laws or fair lending laws, engage in unfair or deceptive acts or practices, or otherwise engage in unsafe or unsound lending practices.

Guidance on Loss Mitigation Strategies for Servicers of Residential Mortgages.

On September 5, 2007, the federal banking agencies issued a statement encouraging regulated institutions and state-supervised entities that service residential mortgages to pursue strategies to mitigate losses while preserving homeownership to the extent possible and appropriate. The guidance recognizes that many mortgage loans, including subprime loans, have been transferred into securitization trusts and servicing for such loans is governed by contract documents. The guidance advises servicers to review governing documentation to determine the full extent of their authority to restructure loans that are delinquent or are in default or are in imminent risk of default.

The guidance encourages that servicers take proactive steps to preserve homeownership in situations where there are heightened risks to homeowners losing their homes to foreclosures. Such steps may include loan modification; deferral of payments; extensions of loan maturities; conversion of adjustable rate mortgages into fixed rate or fully indexed, fully amortizing adjustable rate mortgages; capitalization of delinquent amounts; or any combination of these actions. Servicers are instructed to consider the borrower’s ability to repay the modified obligation to final maturity according to its terms, taking into account the borrower’s total monthly housing-related payments as a percentage of the borrower’s gross monthly income, the borrower’s other obligations, and any additional tax liabilities that may result from loan modifications. Where appropriate, servicers are encouraged to refer borrowers to qualified non-profit and other homeownership counseling services and/or to government programs that are able to work with all parties and avoid unnecessary foreclosures. The guidance states that servicers are expected to treat consumers fairly and to adhere to all applicable legal requirements.

Consumer Relief Initiative for Borrowers.

In October 2007, the Treasury Secretary announced the Homeowner Assistance Initiative to encourage mortgage servicers, mortgage counselors, government officials and non-profit groups to coordinate their efforts to help struggling borrowers restructure their mortgage payments and stay in their homes. The initiative, called HOPE NOW, is aimed at coordinating and improving outreach to borrowers, developing best practices for mortgage counselors across the country and ensuring that groups able to help homeowners work out new loan arrangements with lenders have adequate resources to carry out this mission.

Economic Stimulus Act of 2008 and Housing and Economic Recovery Act of 2008.

President Bush signed the Economic Stimulus Act of 2008 into law on February 13, 2008. While the main thrust of the act is to stimulate the economy, the act also temporarily increased the maximum size of mortgage loans (the conforming loan limit) that Fannie Mae and Freddie Mac may purchase from the current $417,000 cap to a maximum of $729,750 for certain loans made during the July 1, 2007 – December 31, 2008 period. The cap on the FHA’s conforming loan limit was raised from $362,000 to $729,750 for certain loans made on or before December 31, 2008. These changes are intended, among other purposes, to provide more liquidity and stability for the jumbo loan market. The Housing and Economic Recovery Act of 2008, signed by President Bush on July 30, 2008, was designed to address a variety of issues relating to the subprime mortgage crises. This act established a new conforming loan limit for Fannie Mae and Freddie Mac in high cost areas to 150% of the conforming loan limit, to take effect after the limits established by the Economic Stimulus Act of 2008 expire. The FHA’s conforming loan limit has been increased from 95% to 110% of the area median home price up to 150% of the Fannie Mae/Freddie Mac conforming loan limit, to take effect at the same time. Among other things, the Housing and Economic Recovery Act of 2008 enhanced the regulation of Fannie Mae, Freddie Mac and Federal Housing Administration loans; established a new Federal Housing Finance Agency to replace the prior Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight; will require enhanced mortgage disclosures; and will require a comprehensive licensing, supervisory, and tracking system for mortgage originators. Using its new powers, on September 7, 2008 the Federal Housing Finance Agency announced that it had put Fannie Mae and Freddie Mac under conservatorship. The Housing and Economic Recovery Act of 2008 also establishes the HOPE for Homeowners program, which is a new, temporary, voluntary program to back Federal Housing Administration-insured mortgages to distressed borrowers. The new mortgages offered by Federal Housing Administration-approved lenders will refinance distressed loans at a significant discount for owner-occupants at risk of losing their homes to foreclosure.

The American Recovery and Reinvestment Act of 2009 (Stimulus Act), which was signed into law on February 17, 2009, imposes extensive new restrictions on participants in the TARP Capital Purchase Program. The new restrictions include additional limits on executive compensation such as prohibiting the payment or accrual of any bonus, retention award or incentive compensation to our senior executive officers except for the payment of long-term restricted stock and prohibiting any compensation plan that would encourage the manipulation of earnings. The Stimulus Act also requires compliance with new corporate governance standards including an annual “say on pay” shareholder vote, the adoption of policies regarding excessive or luxury expenditures, and a certification by our Chief Executive Officer and Chief Financial Officer that we have complied with the standards in the Stimulus Act. The full impact of the Stimulus Act is not yet certain because it calls for additional regulatory action. The Company will continue to monitor the effect of the Stimulus Act and the anticipated regulations.

Temporary Liquidity Guaranty Program.

Following a systemic risk determination, the FDIC established a TLGP on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program, or TAGP, which provides unlimited deposit insurance coverage through December 31, 2009 for non-interest bearing transaction accounts (typically business checking accounts) and certain funds swept into non-interest bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program, or DGP, under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. Pacific Trust Bank did opt out of these programs.

New Regulations Establishing Protections for Consumers in the Residential Mortgage Market.

The Federal Reserve Board has issued new regulations under the federal Truth-in-Lending Act and the Home Ownership and Equity Protection Act. For mortgage loans governed by the Home Ownership and Equity Protection Act, the new regulations further restrict prepayment penalties, and enhance the standards relating to the consumer’s ability to repay. For a new category of closed-end “higher-priced” mortgage loans, the new regulations restrict prepayment penalties, and require escrows for property taxes and property-related insurance for most first lien mortgage loans. For all closed-end loans secured by a principal dwelling, the new regulations prohibit the coercion of appraisers; require the prompt crediting of payments; prohibit the pyramiding of late fees; require prompt responses to requests for pay-off figures; and require the delivery of transaction-specific Truth-in-Lending Act disclosures within three business days following the receipt of an application for a closed-end home loan. The new regulations also impose new restrictions on mortgage loan advertising for both open-end and closed-end products. In general, the new regulations are effective October 1, 2009, but the rules governing escrows for higher-priced mortgages are effective on April 1, 2010, and for higher-priced mortgage loans secured by manufactured housing, on October 1, 2010.

Pending Legislation and Regulatory Proposals.

As a result of the subprime mortgage crisis, federal and state legislative agencies are considering a broad variety of legislative and regulatory proposals covering mortgage loan products, loan terms and underwriting standards, risk management practices and consumer protection. It is unclear which, if any, of these initiatives will be adopted, what effect they will have on First PacTrust and Pacific Trust Bank and whether any of these initiatives will change the competitive landscape in the mortgage industry.

Guidance on Nontraditional Mortgage Product Risks.

On September 29, 2006, the federal banking agencies issued guidance to address the risks posed by nontraditional residential mortgage products, that is, mortgage products that allow borrowers to defer repayment of principal or interest. The guidance instructs institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s ability to repay the debt by final maturity at the fully indexed rate and assuming a fully amortizing repayment schedule; requires institutions to recognize, for higher risk loans, the necessity of verifying the borrower’s income, assets and liabilities; requires institutions to address the risks associated with simultaneous second-lien loans, introductory interest rates, lending to subprime borrowers, non-owner-occupied investor loans, and reduced documentation loans; requires institutions to recognize that nontraditional mortgages, particularly those with risk-layering features, are untested in a stressed environment; requires institutions to recognize that nontraditional mortgage products warrant strong controls and risk management standards, capital levels commensurate with that risk, and allowances for loan and lease losses that reflect the collectibility of the portfolio; and ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making product and payment choices. The guidance recommends practices for addressing the risks raised by nontraditional mortgages, including enhanced communications with consumers, beginning when the consumer is first shopping for a mortgage; promotional materials and other product descriptions that provide information about the costs, terms, features and risks of nontraditional mortgages, including with respect to payment shock, negative amortization, prepayment penalties, and the cost of reduced documentation loans; more informative monthly statements for payment option adjustable rate mortgages; and specified practices to avoid. Subsequently, the federal banking agencies produced model disclosures that are designed to provide information about the costs, terms, features and risks of nontraditional mortgages.

Guidance on Real Estate Concentrations.

On December 6, 2006, the federal banking agencies issued a guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The FDIC and other bank regulatory agencies will be focusing their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

Total reported loans for construction, land development and other land represent 100% or more of the bank’s capital; or

Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory evaluation of capital adequacy.

On March 17, 2008, the FDIC issued a release to re-emphasize the importance of strong capital and loan loss allowance levels and robust credit risk management practices for institutions with concentrated commercial real estate exposures. The FDIC suggested that institutions with significant construction and development and commercial real estate loan concentrations increase or maintain strong capital levels; ensure that loan loss allowances are appropriately strong; manage construction and development and commercial real estate loan portfolios closely; maintain updated financial and analytical information on their borrowers and collateral; and bolster the loan workout infrastructure.

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

Qualified Thrift Lender Test

All savings institutions, including Pacific Trust Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2008, the Bank met the test and has always met the test since the requirement was applicable.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2008, Pacific Trust Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision. See “—Liquidity.”

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of San Francisco. At December 31, 2008, the Bank had $9.4 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its Federal Home Loan Bank stock. Over the past three fiscal years such dividends have averaged 5.3% and averaged 5.3% for 2008. For the year ended December 31, 2008, dividends paid by the Federal Home Loan Bank of San Francisco to the Bank totaled $392 thousand as compared to $436 thousand for 2007. The Federal Home Loan Bank of San Francisco has recently announced that a dividend will not be paid for the first quarter of 2009. Future dividends received will be subject to economic conditions and the ability of the Federal Home Loan Bank to pay them.

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

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2008, Pacific Trust Bank had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

First PacTrust Bancorp, Inc. and Pacific Trust Bank are subject to the California corporate franchise (income) tax which is assessed at the rate of 10.8%. For this purpose, California taxable income generally means federal taxable income subject to certain modifications provided for in the California law.

Executive Officers Who are Not Directors

The business experience for at least the past five years for each of our executive officers who do not serve as directors is set forth below.

James P. Sheehy. Age 62 years. Mr. Sheehy serves as Executive Vice President, a position he has held since 1987, and Secretary and Treasurer for Pacific Trust Bank, and First PacTrust Bancorp, Inc. positions he has held since 1999 and 2002, respectively. He has been employed by Pacific Trust Bank since 1987.

Melanie M. Yaptangco. Age 48 years. Ms. Yaptangco is Executive Vice President of Lending at Pacific Trust Bank. She has served in this position since 1998, and started with Pacific Trust Bank in 1985.

Item 1A. Risk Factors

RISK FACTORS

An investment in our securities is subject to certain risks. These risk factors should be considered by prospective and current investors in our securities when evaluating the disclosures in this Annual Report on Form 10-K (particularly the forward-looking statements.) The risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event, the value of our securities could decline, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ materially from those discussed in these forward-looking statements.

Risks Relating to First PacTrust

Difficult market conditions and economic trends have adversely affected our industry and our business.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings.

The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. We also expect to face increased regulation and government oversight as a result of these downward trends. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

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

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) authorizes the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $350 billion towards the TARP Capital Purchase Program. Under the TARP Capital Purchase Program, the Treasury is purchasing equity securities from participating institutions. The Series A Preferred Stock and warrants were issued by us to Treasury pursuant to the TARP Capital Purchase Program. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Changes in economic conditions, particularly a further economic slowdown in California, could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2007, the housing and real estate sectors experienced an economic slowdown that has continued through 2008. Further deterioration in economic conditions, particularly within the State of California, could result in the following consequences, among others, any of which could hurt our business materially:

•	loan delinquency may continue to rise;

•	problem assets and foreclosures may continue to increase;

•	demand for our products and services may decline; and

•	collateral for our loans may continue to decline in value, in turn reducing a customer’s borrowing power and reducing the value of assets and collateral securing our loans.

As of December 31, 2008, substantially all of our loans were to individuals and business in southern California. If real estate values continue to decline in this area, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Negative developments in the sub-prime mortgage market and the securitization markets for these loans, together with substantial volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn. Many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction and land loans, multi-family loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multi-family and other commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders. Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital in response to a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

If our allowance for loan losses is not sufficient to cover actual loan losses or if we are required to increase our provision for loan losses, our results of operations and financial condition could be materially adversely affected.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Material additions to the allowance or increases in our provision for loan losses could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

The maturity and repricing characteristics of our assets and liabilities are mismatched and subject us to interest rate risk which could adversely affect our results of operations and financial condition.

Our financial condition and results of operations are influenced significantly by general economic conditions, including the absolute level of interest rates, as well as changes in interest rates and the slope of the yield curve. Our ability to operate profitably is dependent to a large extent on our net interest income, which is the difference between the interest received from our interest-earning assets and the interest expense incurred on our interest-bearing liabilities. Significant changes in market interest rates or errors or misjudgments in our interest rate risk management procedures could have a material adverse effect on our results of operations and financial condition.

Our activities, like other financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that changes in market interest rates will have an adverse impact on our financial condition and results of operations. Interest rate risk is determined by the maturity and repricing characteristics of our assets, liabilities and off-balance-sheet contracts. Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates. Interest rate risk is the primary market risk affecting our financial performance.

We believe that the greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for our rate sensitive assets, liabilities and off-balance-sheet contracts. This mismatch, or “gap,” is generally characterized by a substantially shorter maturity structure for interest-bearing liabilities than interest-earning assets. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.

Our primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling, which is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income and net market value of equity resulting from those movements under different rate environments. We update and prepare our simulation modeling at least quarterly for review by senior management and our directors. Nonetheless, the interest rate sensitivity of our net interest income and net market value of our equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used and, as a result, our interest rate risk management strategies may prove to be inadequate.

Our loan portfolio possesses increased risk due to the number of multi-family, construction, commercial real estate and consumer loans.

Our multi-family, construction and commercial real estate loans accounted for approximately 40.7% of our total loan portfolio as of December 31, 2008. Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties. In addition, we plan to increase our emphasis on multi-family and commercial real estate lending. Because of our planned increased emphasis on and increased investment in multi-family and commercial real estate lending, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.

The loan portfolio possesses increased risk due to expansion, unseasoned nature and amount of nonconforming loans.

Over the last three years our loan portfolio has grown by $107.9 million or 15.7%. As a result of this growth, a portion of our loan portfolio is considered to be unseasoned, with the risk that these loans may not have had sufficient time to perform to properly indicate the potential magnitude of losses. Our unseasoned adjustable rate loans have not, therefore, been subject to an interest rate environment which causes them to adjust to the maximum level and may involve risks resulting from potentially increasing payment obligations by the borrower as a result of repricing. Most of our adjustable rate mortgage loans are also non-conforming, due mainly to the generally large loan size and are, therefore, not readily saleable to Freddie Mac or Fannie Mae. Since some of these loans have terms which may result in negative amortization, where the loan payments do not fully cover interest and result in an increasing loan principal balance, the portfolio is also subject to increased risk of delinquency or default as the higher, fully indexed rate of interest subsequently comes into effect upon repricing.

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

We encounter continuous technological change in our industry.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

We are subject to extensive government regulation and supervision.

We are subject to extensive regulation and supervision, primarily through the Bank. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, and not holders of our common stock. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. In addition, we may be subject to new legislation in response to negative developments in the financial industry and the economy as described under “—Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations,” which also could have a material adverse effect on our results of operations and financial condition.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We rely on dividends from the Bank for substantially all of our revenue.

First PacTrust Bancorp receives substantially all of its revenue as dividends from Pacific Trust Bank. Federal regulations limit the amount of dividends that the Bank may pay to First PacTrust Bancorp. See “Regulatory Considerations.” In the event the Bank becomes unable to pay dividends to First PacTrust Bancorp, First PacTrust Bancorp may not be able to service its debt, pay its other obligations or pay dividends on the Series A Preferred Stock or our common stock. Accordingly, our inability to receive dividends from the Bank could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in the Series A Preferred Stock or our common stock.

Risks Relating to Both the Series A Preferred Stock and Our Common Stock

The Series A Preferred Stock is equity and is subordinate to all of our existing and future indebtedness; regulatory and contractual restrictions may limit or prevent us from paying dividends on the Series A Preferred Stock and our common stock; and the Series A Preferred Stock places no limitations on the amount of indebtedness we and our subsidiaries may incur in the future.

Shares of the Series A Preferred Stock are equity interests in First PacTrust Bancorp and do not constitute indebtedness. As such, the Series A Preferred Stock, like our common stock, ranks junior to all indebtedness and other non-equity claims on First PacTrust Bancorp with respect to assets available to satisfy claims on First PacTrust Bancorp, including in a liquidation of First PacTrust Bancorp. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred stock like the Series A Preferred Stock, as with our common stock, (1) dividends are payable only when, as and if authorized and declared by, our Board of Directors and depend on, among other things, our results of operations, financial condition, debt service requirements, other cash needs and any other factors our Board of Directors deems relevant, and (2) as a Maryland corporation, under Maryland law we are subject to restrictions on payments of dividends out of lawfully available funds. See “Regulatory Considerations.”

First PacTrust Bancorp is an entity separate and distinct from its principal subsidiary, Pacific Trust Bank, and derives substantially all of its revenue in the form of dividends from that subsidiary. Accordingly, First PacTrust Bancorp is and will be dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on the Series A Preferred Stock and its common stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to First PacTrust Bancorp, First PacTrust Bancorp may not be able to pay dividends on its common stock or the Series A Preferred Stock. See Note 11 of the Notes to Consolidated Financial Statements included in this Form 10-K for the year ended December 31, 2008. Also, First PacTrust Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. This includes claims under the liquidation account maintained for the benefit of certain eligible deposit account holders of the Bank established in connection with the Bank’s conversion from the mutual to the stock form of ownership.

In addition, the Series A Preferred Stock does not limit the amount of debt or other obligations we or our subsidiaries may incur in the future. Accordingly, we and our subsidiaries may incur substantial amounts of additional debt and other obligations that will rank senior to the Series A Preferred Stock or to which the Series A Preferred Stock will be structurally subordinated.

The prices of the Series A Preferred Stock and our common stock may fluctuate significantly, and this may make it difficult for you to resell the Series A Preferred Stock and/or common stock when you want or at prices you find attractive.

There currently is no market for the Series A Preferred Stock, and we cannot predict how the Series A Preferred Stock or our common stock will trade in the future. The market value of the Series A Preferred Stock and our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

•	actual or anticipated quarterly fluctuations in our operating and financial results;

•	developments related to investigations, proceedings or litigation that involve us;

•	changes in financial estimates and recommendations by financial analysts;

•	dispositions, acquisitions and financings;

•	actions of our current stockholders, including sales of common stock by existing stockholders and our directors and executive officers;

•	fluctuations in the stock price and operating results of our competitors;

•	regulatory developments; and

•	developments related to the financial services industry.

The market value of the Series A Preferred Stock and our common stock may also be affected by conditions affecting the financial markets in general, including price and trading fluctuations. These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, the Series A Preferred Stock and our common stock and (ii) sales of substantial amounts of the Series A Preferred Stock or our common stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance. These broad market fluctuations may adversely affect the market value of the Series A Preferred Stock and our common stock.

There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock or the Series A Preferred Stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market value of our common stock or the Series A Preferred Stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

Anti-takeover provisions could negatively impact our stockholders.

Provisions in our charter and bylaws, the corporate law of the State of Maryland and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of any class of our equity securities, including our common stock and the Series A Preferred Stock. These provisions include: a prohibition on voting shares of common stock beneficially owned in excess of 10% of total shares outstanding, supermajority voting requirements for certain business combinations with any person who beneficially owns 10% or more of our outstanding common stock; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our Board of Directors and for proposing matters that stockholders may act on at stockholder meetings, a requirement that only directors may fill a vacancy in our Board of Directors, supermajority voting requirements to remove any of our directors and the other provisions described under “Description of Capital Stock—Anti-Takeover Effects.” Our charter also authorizes our Board of Directors to issue preferred stock, and preferred stock could be issued as a defensive measure in response to a takeover proposal. For further information, see “Description of Capital Stock—Preferred Stock.” In addition, pursuant to OTS regulations, as a general matter, no person or company, acting individually or in concert with others, may acquire more than 10% of our common stock without prior approval from the OTS.

These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for holders of our common stock to elect directors other than the candidates nominated by our Board of Directors.

Risks Specific to the Series A Preferred Stock

An active trading market for the Series A Preferred Stock may not develop.

The Series A Preferred Stock is not currently listed on any securities exchange and we do not anticipate listing the Series A Preferred Stock on an exchange unless we are requested to do so by Treasury pursuant to the securities purchase agreement between us and Treasury. There can be no assurance that an active trading market for the Series A Preferred Stock will develop, or, if developed, that an active trading market will be maintained. If an active market is not developed or sustained, the market value and liquidity of the Series A Preferred Stock may be adversely affected.

The Series A Preferred Stock may be junior in rights and preferences to our future preferred stock.

Subject to approval by the holders of at least 66 2/3% of the shares of Series A Preferred Stock then outstanding, voting together as a separate class, we may issue preferred stock in the future the terms of which are expressly senior to the Series A Preferred Stock. The terms of any such future preferred stock expressly senior to the Series A Preferred Stock may restrict dividend payments on the Series A Preferred Stock. For example, the terms of any such senior preferred stock may provide that, unless full dividends for all of our outstanding preferred stock senior to the Series A Preferred Stock have been paid for the relevant periods, no dividends will be paid on the Series A Preferred Stock, and no shares of the Series A Preferred Stock may be repurchased, redeemed, or otherwise acquired by us. This could result in dividends on the Series A Preferred Stock not being paid when contemplated. In addition, in the event of our liquidation, dissolution or winding-up, the terms of the senior preferred stock may prohibit us from making payments on the Series A Preferred Stock until all amounts due to holders of the senior preferred stock in such circumstances are paid in full.

Holders of the Series A Preferred Stock have limited voting rights.

Until and unless we are in arrears on our dividend payments on the Series A Preferred Stock for six dividend periods, whether or not consecutive, the holders of the Series A Preferred Stock will have no voting rights except with respect to certain fundamental changes in the terms of the Series A Preferred Stock and certain other matters and except as may be required by Maryland law. If dividends on the Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the total number of positions on the First PacTrust Bancorp Board of Directors will automatically increase by two and the holders of the Series A Preferred Stock, acting as a class with any other parity securities having similar voting rights, will have the right to elect two individuals to serve in the new director positions. This right and the terms of such directors will end when we have paid in full all accrued and unpaid dividends for all past dividend periods. See “Description of Series A Preferred Stock—Voting Rights.” Based on the current number of members of the First PacTrust Bancorp Board of Directors (six), directors elected by the holders of the common stock would have a controlling majority of the Board and would be able to take any action approved by them notwithstanding any objection by the directors elected by the holders of the Series A Preferred Stock.

If we are unable to redeem the Series A Preferred Stock after five years, the cost of this capital to us will increase substantially.

If we are unable to redeem the Series A Preferred Stock prior to February 15, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% per annum (approximately $965,000 annually) to 9.0% per annum (approximately $1.7 million annually). See “Description of Series A Preferred Stock—Redemption and Repurchases.” Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity.

Risks Specific to the Common Stock

The securities purchase agreement between us and the Treasury limits our ability to pay dividends on and repurchase our common stock.

The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) November 21, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock or trust preferred securities. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

The Series A Preferred Stock impacts net income available to our common stockholders and earnings per common share, and the warrants we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared and the accretion on discount on the Series A Preferred Stock will reduce the net income available to common stockholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of First PacTrust Bancorp. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series A Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 6.1% of the shares of our common stock outstanding (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

The voting limitation provision in our charter could limit your voting rights as a holder of our common stock.

Our charter provides that any person or group who acquires beneficial ownership of our common stock in excess of 10% of the outstanding shares may not vote the excess shares. Accordingly, if you acquire beneficial ownership of more than 10% of the outstanding shares of our common stock, your voting rights with respect to the common stock will not be commensurate with your economic interest in our company.

In addition, the Maryland business corporation law, the state where First PacTrust Bancorp, Inc. is incorporated, provides for certain restrictions on acquisition of First PacTrust Bancorp, Inc., and federal law contains restrictions on acquisitions of control of savings and loan holding companies such as First PacTrust Bancorp, Inc.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2008, the Bank had six full service offices and three limited service offices. The Bank owns the office building in which our home office and executive offices are located. At December 31, 2008, the Bank owned all but five of our other branch offices. The net book value of the Bank’s investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $4.3 million at December 31, 2008.

The following table provides a list of Pacific Trust Bank’s main and branch offices and indicates whether the properties are owned or leased:

Location	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2008
			(Dollars in Thousands)

MAIN AND EXECUTIVE OFFICE
610 Bay Boulevard Chula Vista, CA 91910	Owned	N/A	$656

BRANCH OFFICES:
279 F Street Chula Vista, CA 91912	Owned	N/A	$455

850 Lagoon Drive Chula Vista, CA 91910	*	N/A	N/A

350 Fletcher Parkway El Cajon, CA 91910	Leased	December, 2009	N/A

5508 Balboa Avenue San Diego, CA 92111	Leased	October, 2011	N/A

27425 Ynez Road Temecula, CA 92591	Owned	N/A	$759

8200 Arlington Avenue Riverside, CA 92503	*	N/A	N/A

5030 Arlington Avenue Riverside, CA 92503	Owned	N/A	$225

16536 Bernardo Center Drive San Diego, CA	Leased	December, 2013	N/A

*	These sites, which are on Goodrich Aerostructures facilities, are provided to the Company at no cost as an accommodation to their employees.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “FPTB.” The approximate number of holders of record of the Company’s common stock as of December 31, 2008 was 247. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. At March 5, 2009 there were 4,232,465 shares of common stock (net of Treasury stock) issued and outstanding. The following table presents quarterly market information for the Company’s common stock for the two years ended December 31, 2008 and December 31, 2007.

	Market Price Range
2008	High	Low	Dividends
Quarter Ended
December 31, 2008	$12.37	$8.09	$.185
September 30, 2008	$13.45	$11.00	$.185
June 30, 2008	$17.09	$12.90	$.185
March 31, 2008	$17.88	$16.31	$.185

			$.740

	Market Price Range
2007	High	Low	Dividends
Quarter Ended
December 31, 2007	$25.61	$18.21	$.185
September 30, 2007	$26.00	$21.48	$.185
June 30, 2007	$27.50	$24.12	$.185
March 31, 2007	$28.08	$25.86	$.180

			$.735

DIVIDEND POLICY

Dividends from First Pactrust Bancorp, Inc., will depend, in large part, upon receipt of dividends from Pacific Trust Bank, because First PacTrust Bancorp, Inc. will have limited sources of income other than dividends from Pacific Trust Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by First PacTrust Bancorp, Inc., and interest payments with respect to First PacTrust Bancorp, Inc.’s loan to the 401(k) Employee Stock Ownership Plan. During fiscal 2008, a $2.9 million dividend was paid from the Bank to First PacTrust Bancorp, Inc. A regulation of the Office of Thrift Supervision imposes limitations on “capital distributions” by savings institutions. See “How We Are Regulated—Limitations on Dividends and Other Capital Distributions.”

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
10/1/08-10/31/08	—			0
11/1/08-11/30/08	49,900	10.33	49,900	76
12/1/08-12/31/08	2,246	9.54	2,246	0

On January 23, 2008, a buyback plan totaling 150,000 shares was authorized by the Company’s board of directors to be conducted at prevailing market prices. A total of 152,170 shares were purchased in 2008. The amounts purchased in excess of the buyback plan represent shares purchased resulting from tax liabilities of employees of the Company. The Company has terminated the buyback plan in connection with its participation in the TARP Capital Purchase program however, future purchases may be made by the Company if they are related to employee stock benefit plans, consistent with past practices.

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

	December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$876,520	$774,720	$808,343	$755,177	$674,460
Cash and cash equivalents	19,237	21,796	13,995	13,873	12,315
Loans receivable, net	793,045	710,095	740,044	688,497	628,724
Securities available-for-sale	17,565	4,367	13,989	14,012	10,019
Bank owned life insurance	17,565	17,042	16,349	15,675	—
Other investments (interest-bearing term deposit)	893	992	992	1,507	2,490
FHLB stock	9,364	6,842	9,794	8,523	7,784
Deposits	598,177	574,151	570,543	508,156	453,581
Total borrowings	175,000	111,700	151,200	164,200	135,500
Total equity	98,723	84,075	81,741	77,769	79,391

Selected Operations Data:
Total interest income	45,896	45,711	45,514	35,651	31,733
Total interest expense	23,021	28,847	26,945	16,703	11,426
Net interest income	22,875	16,864	18,569	18,948	20,307
Provision for loan losses	13,547	1,588	(24)	250	238
Net interest income after provision for loan losses	9,328	15,276	18,593	18,698	20,069
Customer service fees	1,579	1,573	1,397	1,266	1,219
Net gain on sales of securities available-for-sale	—	—	—	18	93
Income from bank owned life insurance	540	711	628	675	—
Other non-interest income	83	107	192	185	238
Total non-interest income	2,202	2,391	2,217	2,144	1,550
Total non-interest expense	13,522	14,082	13,565	13,410	12,658
Income/(loss) before taxes	(1,992)	3,585	7,245	7,432	8,961
Income tax expense/(benefit)	(1,463)	624	2,531	2,625	3,886
Net income/(loss)	(529)	2,961	4,714	4,807	5,075
Basic earnings/(loss) per share	(.15)	.71	1.15	1.16	1.18
Diluted earnings/(loss) per share	(.15)	.70	1.12	1.13	1.16

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	(0.06)%	0.38%	0.59%	0.67%	0.77%
Return on equity (ratio of net income to average equity)	(0.62)%	3.54%	5.91%	6.10%	6.32%
Dividend payout ratio	n/a *	109.3%	58.9%	49.7%	39.1%

Interest Rate Spread Information:
Average during period	2.64%	1.89%	2.11%	2.49%	2.90%
End of period	2.75%	2.18%	1.78%	2.34%	2.85%
Net interest margin(1)	2.92%	2.27%	2.44%	2.76%	3.16%
Ratio of operating expense to average total assets	1.64%	1.81%	1.70%	1.86%	1.92%
Efficiency ratio(2)	53.92%	73.13%	65.26%	63.63%	56.73%
Ratio of average interest-earning assets to average interest-bearing liabilities	109.36%	109.84%	109.15%	111.1%	114.72%

*	Not applicable due to the net loss reported for the twelve months ended December 31, 2008.

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Quality Ratios:
Non-performing assets to total assets	5.36%	1.82%	0.24%	—%	—%
Allowance for loan losses to non-performing loans(3)	39.08%	44.16%	239.24%	156,367%	110,750%
Allowance for loans losses to gross loans(3)	2.26%	0.87%	0.63%	0.68%	0.70%

Capital Ratios:
Equity to total assets at end of period	11.3%	10.9%	10.1%	10.3%	11.8%
Average equity to average assets	10.5%	10.7%	10.0%	11.0%	12.2%

Other Data:
Number of full-service offices	6	6	6	6	6

(1)	Net interest income divided by average interest-earning assets.
(2)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income, exclusive of securities gains and losses and an impairment loss in 2004-related to the housing fund investment.
(3)	The allowance for loan losses at December 31, 2008, 2007, 2006, 2005, and 2004 was $18.3 million , $6.2 million, $4.7 million, $4.7 million, and $4.4 million, respectively.

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

The Company’s principal business consists of attracting retail deposits from the general public and investing these funds and other borrowings in loans primarily secured by first mortgages on owner-occupied, one-to four-family residences in San Diego and Riverside counties, California. During 2005, the Company introduced a new lending product called the “Green Account”, America’s first fully transactional flexible mortgage account. The Company experienced significant growth in this product during 2008 and originated $122.7 million Green Account loans. The Company anticipates that growth in this product will continue. At December 31, 2008, one- to four-family residential mortgage loans totaled $652.9 million, or 80.7% of our gross loan portfolio including the portion of the Company’s “Green” account home equity loan portfolio that are first trust deeds. If the home equity “Green” account loans in first position are excluded, total one- to four-family residential mortgage loans totaled $460.3 million, or 56.9% of our gross loan portfolio.

The Company continues to develop strong deposit relationships with customers by providing quality service while offering a variety of competitive deposit products. During 2007, the Company introduced commercial deposit accounts and had a total of $14.4 million of commercial deposit accounts at December 31, 2008. Total net deposits increased $24.0 million and consisted of growth in the Company’s high yield savings and certificate of deposit accounts.

The Company’s results of operations are dependent primarily on net interest income, which is the difference between interest income on earning assets such as loans and securities, and interest expense paid on liabilities such as deposits and borrowings. The Company’s net interest income, which is primarily driven by interest income on residential first mortgage loans, increased by $6.0 million for the year ended December 31, 2008. The decline in interest rate levels experienced throughout the year negatively impacted loan interest income, however, positively contributed to a significant reduction in the Company’s cost of funds increasing the Company’s net interest margin by 65 basis points to 2.92%.

The past year proved to be an extremely challenging operating environment, as witnessed by the continued declines in the housing market along with decreasing home prices, increasing delinquencies and foreclosures and reduced availability of commercial and consumer credit, which have negatively affected the performance of consumer and commercial credit and resulted in significant write-downs of assets by the majority of financial institutions. The Company’s non-performing assets have increased $32.8 million over the prior year while the provision for loan losses were $13.5 million for the year ended December 31, 2008 as a result of these factors. The Company expects that the continued economic pressures on consumers and businesses and the lack of confidence in the financial markets may continue to adversely affect the Company’s results of operations in the coming year.

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

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

The Company’s total assets increased by $101.8 million, or 13.1%, to $876.5 million at December 31, 2008 from $774.7 million at December 31, 2007. The increase primarily reflected the growth in the balance of net loans receivable and in the available-for-sale securities portfolio in the amounts of $82.9 million and $13.2 million, respectively.

Net loans receivable increased by $82.9 million, or 11.7%, to $793.0 million at December 31, 2008 from $710.1 million at December 31, 2007. The increase in loans resulted primarily from loan originations exceeding repayments during the year. The Company’s ability to originate loans has been largely unaffected by the turmoil in the secondary mortgage markets given that all loans originated are kept in portfolio. The Company’s strong capital ratios coupled with being a portfolio lender has allowed the Company to take advantage of current market conditions and compete with other lenders who have liquidity or capital constraints and have reduced lending operations. Loan production of $249.3 million during 2008 was primarily attributable to $122.7 million of originations of the Company’s Green account loan product and $105.0 million of originations of the Company’s one-to-four-family loans. At December 31, 2008, the Company had a total of $347.6 million in interest-only mortgage loans, $219.1 million in interest-only transactional flexible mortgage “Green account” loans and $37.3 million in loans with potential for negative amortization. At December 31, 2007, the Company had a total of $294.3 million in interest-only mortgage loans, $164.0 million in interest-only transactional flexible mortgage loans and $48.2 million in loans with potential for negative amortization. These loans could pose a higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios. The Company no longer originates negatively amortizing loans.

Securities classified as available-for-sale of $17.6 million at December 31, 2008 increased $13.2 million from December 31, 2007 primarily due to the purchase of four new collateralized mortgage obligation securities during the period totaling $17.2 million. Two agency securities totaling $4.3 million were called at par during the first quarter of 2008.

Total deposits increased by $24.0 million, or 4.2%, to $598.2 million at December 31, 2008 from $574.2 million at December 31, 2007. Deposits increased as a result of marketing efforts and newly originated business deposits and primarily reflected growth in certificates of deposit and savings accounts. Certificates of deposit increased $60.3 million or 19.8% to $365.3 million due to competitive rates offered by the Bank. The certificates of deposit growth consisted of a $20.0 million increase in brokered deposits as well as a $15.0 million increase in institutional jumbo certificates of deposit. Savings accounts increased $16.2 million, or 20.1%, to $96.9 million, chiefly in the Company’s high yield savings account due to competitive rate terms. Money market accounts decreased $47.6 million or 36.8% to $81.8 million as customers moved to substantially higher rates paid by competitors. The overall increase in retail deposits was not sufficient to fund the increase in loans, and additional funding in the form of Federal Home Loan Bank advances was necessary to cover the increased loan originations. As a result, Federal Home Loan Bank advances increased by $63.3 million, or 56.7%, to $175.0 million at December 31, 2008 from $111.7 million at December 31, 2007.

Equity increased $14.6 million to $98.7 million at December 31, 2008 from $84.1 million at December 31, 2007. During the year, the company received $19.3 million from the U.S Treasury in exchange for the sale of 19,300 shares of the Company’s newly authorized fixed rate cumulative perpetual preferred stock, series A, as part of the federal government’s TARP capital purchase program. The increase in equity was due to the following; the issuance of preferred stock and warrants, net of filing fees and costs, in the amount of $19.1 million; ESOP shares earned of $586 thousand; and an increase in stock awards earned of $369 thousand. Equity decreased primarily due to the payment of dividends of $3.2 million, the purchase of treasury stock in the amount of $2.2 million and total net loss for the year of $529 thousand.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2008. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	At December 31, 2008	2008			2007			2006
	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	5.89%	$763,331	$45,234	5.93%	$713,548	$44,632	6.25%	$730,006	$44,202	6.06%
Securities(2)	4.48%	2,219	141	6.35%	12,789	567	4.43%	14,307	627	4.38%
Other interest-earning assets(3)	.37%	18,593	521	2.80%	17,378	512	2.95%	18,205	685	3.76%

Total interest-earning assets	5.71%	784,143	45,896	5.85%	743,715	45,711	6.15%	762,518	45,514	5.97%

Non-interest earning assets(4)		38,371			36,199			35,178

Total assets		$822,514			$779,914			$797,696

INTEREST-BEARING LIABILITIES
NOW	0.86%	42,758	471	1.10%	45,570	768	1.69%	54,913	961	1.75%
Money market	1.55%	105,498	2,351	2.23%	167,888	7,280	4.34%	155,448	6,744	4.34%
Savings	1.97%	95,724	2,225	2.32%	54,436	1,353	2.49%	51,668	854	1.65%
Certificates of deposit	3.51%	315,463	12,465	3.95%	294,612	14,461	4.91%	259,771	11,024	4.24%
FHLB advances	3.49%	157,569	5,509	3.50%	114,562	4,985	4.35%	176,769	7,362	4.16%

Total interest-bearing liabilities	2.96%	717,012	23,021	3.21%	677,068	28,847	4.26%	698,569	26,945	3.86%

Non-interest-bearing liabilities		19,526			19,319			19,336

Total liabilities		736,538			696,387			717,905
Equity		85,976			83,527			79,791

Total liabilities and equity		$822,514			$779,914			$797,696

Net interest/spread	2.75%		$22,875	2.64%		$16,864	1.89%		$18,569	2.11%

Margin(5)				2.92%			2.27%			2.44%
Ratio of interest-earning assets to interest-bearing liabilities		109.36%			109.84%			109.15%

(1)	Calculated net of deferred fees and loss reserves.
(2)	Calculated based on amortized cost.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Includes BOLI investment of $17.6 million.
(5)	Net interest income divided by interest-earning assets.

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

	2008 Compared to 2007			2007 Compared to 2006
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
	(In Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$602	$3,021	$(2,419)	$430	$(1,010)	$1,440
Securities	(426)	(602)	176	(60)	(67)	7
Other interest-earning assets	9	35	(26)	(173)	(30)	(143)

Total interest-earning assets	$185	$2,454	$(2,269)	$197	$(1,107)	$1,304

INTEREST-BEARING LIABILITIES
NOW	$(297)	$(45)	$(252)	$(193)	$(159)	$(34)
Money market	(4,929)	(2,136)	(2,793)	536	539	(3)
Savings	872	965	(93)	499	48	451
Certificates of deposit	(1,996)	970	(2,966)	3,437	1,585	1,852
FHLB advances	524	1,630	(1,106)	(2,377)	(2,694)	317

Total interest-bearing liabilities	(5,826)	1,384	(7,210)	1,902	(681)	2,583

Net interest/spread	$6,011	$1,070	$4,941	$(1,705)	$(426)	$(1,279)

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

General. Net loss for the year ended December 31, 2008 was $529 thousand, a decrease of $3.5 million, or 117.9%, from net income of $3.0 million for the year ended December 31, 2007. The decrease in net income resulted primarily from an increase in the provision for loan losses and a reduction in short term interest rates as discussed below.

Interest Income. Interest income increased by $185 thousand or 0.4%, to $45.9 million for the year ended December 31, 2008 from $45.7 million for the year ended December 31, 2007. The primary factor for the increase in interest income was a $49.8 million increase in the average balance of loans receivable from $713.5 million at December 31, 2007 to $763.3 million at December 31, 2008. In addition, total interest income was reduced by $2.4 million due to a reversal of loan interest income related to loans placed on nonaccrual status during the period. Due to a general decline in market interest rates the average yield on loans receivable decreased 32 basis points to 5.9% for the year ended December 31, 2008 compared to 6.3% for the year ending December 31, 2007. Interest income was also reduced by a decrease in the average balance of securities of $10.6 million or 82.6% from $12.8 million for the year ended December 31, 2007 to $2.2 million for the year ended December 31, 2008.

The Company had originated loans with potential for negative amortization from 2000 until 2005 which had a balance of $37.3 million at December 31, 2008. The Company has mitigated the risks associated with the negatively amortizing loans by using conservative underwriting standards. The Company no longer originates loans with the potential for negative amortization. Capitalized interest recognized in earnings that resulted from negative amortization within the portfolio totaled $571 thousand or 1.3% of loan interest income for the year ended December 31, 2008 and $1.6 million or 3.6% of loan interest income for the year ended December 31, 2007.

Interest income on other interest-earning assets increased $9 thousand, or 1.8% to $521 thousand for the year ended December 31, 2008 from $512 thousand for the year ended December 31, 2007 primarily due to an increase in Federal Home Loan Bank (“FHLB”) stock dividends resulting from an increase in the required average FHLB stock holdings due to an increase in FHLB advances during the year. The Federal Home Loan Bank of San Francisco has recently announced that a dividend will not be paid for the first quarter of 2009 and that future dividends will be subject to economic conditions and the ability of the FHLB to pay them.

Interest income on securities decreased $426 thousand, or 75.1% to $141 thousand for the year ended December 31, 2008 from $567 thousand for the year ended December 31, 2007. The decrease was due to the two agency securities totaling $4.3 million that were called at par during the first quarter of 2008. The average yield on the securities portfolio increased by 192 basis points from 4.4% for the year ended December 31, 2007 to 6.4% for the year ended December 31, 2008. The collateralized mortgage obligations purchased during 2008 were purchased at the end of the year and, therefore, had a minimal impact on interest income during the year.

Interest Expense. Interest expense decreased $5.8 million or 20.2%, to $23.0 million for the year ended December 31, 2008 compared to December 31, 2007 primarily due to a decrease in interest expense on deposits resulting from the overall decrease in interest rates during the period. Interest expense on deposits decreased $6.4 million, or 26.6% to $17.5 million for the year ended December 31, 2008 from $23.9 million for 2007. This resulted from a 105 basis point decrease in the Company’s cost of funds due to a decrease in short term interest rates as well as a $3.1 million decrease in the average balance of deposits from $562.5 million for the year ended December 31, 2007 to $559.4 million for the year ended December 31, 2008. Interest expense on Federal Home Loan Bank advances increased approximately $524 thousand, or 10.5%, to $5.5 million for the year ended December 31, 2008 from $5.0 million for the year ended December 31, 2007 primarily due to a $43.0 million increase in the average balance of Federal Home Loan Bank advances which were used to fund loan demand. Although interest expense on Federal Home Loan Bank advances increased, rates paid on those advances decreased by 85 basis points. This decline reflected the substantial decrease in short term market interest rates as a result of the Federal Open Market Committee of the Federal Reserve Board’s (“FOMC”) decision to reduce the overnight lending rate in response to the continued liquidity crisis in the credit markets and recessionary concerns.

Net Interest Income. As a result of the factors mentioned above, net interest income before the provision for loan losses increased $6.0 million, or 35.6%, to $22.9 million for the year ended December 31, 2008 from $16.9 million for the year ended December 31, 2007. Due to the substantial decline in the Company’s cost of funds, as a result of the decrease in short term market interest rates, the Company’s margins have substantially improved over the prior period with the net interest spread increasing 75 basis points to 2.6%, and the net interest margin increasing 65 basis points to 2.9%.

Provision for Loan Losses. Management assesses the allowance for loan losses on a monthly basis. Management uses available information to recognize losses on loans, however, future loan loss provisions may be necessary based on changes in economic conditions. The allowance for loan losses as of December 31, 2008 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable.

A provision for loan losses of $13.5 million was recorded for the year ended December 31, 2008 compared to a $1.6 million provision recorded for the year ended December 31, 2007. Increased provision levels reflect the deterioration in the housing markets during the period and the resulting increase in the Company’s nonperforming loan balances, as well as an increase in loans charged off.

Total charge-offs for the year ended December 31, 2008 were $1.6 million compared to $24 thousand for the year ended December 31, 2007. The current year charge-offs consisted primarily of eight one-to four- loans totaling $658 thousand, one commercial business loan totaling $653 thousand and two home equity line of credit loans totaling $197 thousand.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, declining property values and prevailing economic conditions. In this regard, approximately 95% of our loans are to individuals and businesses in southern California. California, in general, and more specifically, San Diego and Riverside counties, are considered to be the most distressed real estate markets in the country. Despite current financial market and economic conditions, the Company has not experienced significant exposure in the residential loan portfolio and has actively addressed credit related issues. The Company’s loss provisions have primarily been related to construction and land development loans. In assessing loan loss provisions, the Company utilizes current market values for collateral dependent loans. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions as experienced by the Company. Large balance and/or more complex loans, such as multi-family, construction, and commercial real estate loans, and classified loans, are evaluated individually for impairment. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Noninterest Income. Noninterest income decreased $189 thousand, or 7.9% to $2.2 million for the year ended December 31, 2008 from $2.4 million for the year ended December 31, 2007, primarily due to a decrease in loan prepayment penalties as well as decreased performance in the bank owned life insurance investment as a result of current market conditions.

Noninterest Expense. Noninterest expense decreased $560 thousand or 4.0%, to $13.5 million for the year ended December 31, 2008 from $14.1 million for the year ended December 31, 2007. This net decrease was primarily the result of a $544 thousand decrease in salaries and employee benefit expense, a $155 thousand decrease in the operating loss of the California Affordable Housing Fund investment, an $89 thousand decrease in ATM costs and a $73 thousand decrease in stationary, supplies, and postage expenses. Additionally, other general and administrative expenses increased $238 thousand, professional fees increased $56 thousand and data processing costs increased $55 thousand.

Salaries and employee benefits represented 49.7% and 51.6% of total noninterest expense for the year ended December 31, 2008 and December 31, 2007 respectively. Total salaries and employee benefits decreased $544 thousand, or 7.5%, to $6.7 million for the year ended December 31, 2008 from $7.3 million for the year ended December 31, 2007 primarily due to lower ESOP compensation expense resulting from a decrease in the fair market value of the Company’s stock during the current year. Additionally, stock award and option expenses decreased as a result of a large portion of the awards fully vesting in April 2008 and a decrease in bonus expenses due to decreased net income.

The operating loss on the California Affordable Housing Fund investment decreased $155 thousand, or 30.3%, to $357 thousand for the year ended December 31, 2008 from $512 thousand for the year ended December 31, 2007 primarily due to a revised loss adjustment recorded in the prior year. A re-evaluation of the housing fund was completed in the prior year due to the delay of one of the underlying properties of the investment. The total yield on the investment is expected to remain unchanged, however, the tax losses associated with this particular property have been accelerated.

ATM costs decreased $89 thousand, or 18.7%, to $387 thousand for the year ended December 31, 2008 from $476 thousand for the year ended December 31, 2007 due to reduction in the processing of COOP transactions as well as a reduction of fees associated with those transactions.

Stationary, supplies, and postage decreased $73 thousand, or 16.2%, to $377 thousand for the year ended December 31, 2008 from $450 thousand for the year ended December 31, 2007 due to overall less usage during the period. Newsletters sent to customers in the prior year were eliminated during 2008 in order to reduce expenses.

Other general and administrative expenses increased $238 thousand, or 14.7% to $1.9 million for the year ended December 31, 2008 from $1.6 million for the year ended December 31, 2007 primarily due to increases in loan servicing and foreclosure expenses along with increased FDIC insurance premiums.

Professional fees increased $56 thousand, or 10.6%, to $587 thousand for the year ended December 31, 2008 from $531 thousand for the year ended December 31, 2007 primarily due to increased legal fees resulting from the Company successfully defending an employee claim.

Data processing costs increased $55 thousand, or 5.4% to $1.1 million for the year ended December 31, 2008 from $1.0 million for the year ended December 31, 2007 due to increased software maintenance expenses and fees related to an increase in processing volume.

Income Tax Expense. An income tax benefit of $1.5 million was recorded for the year ended December 31, 2008 due to the net loss incurred. The effective tax rate was (73.44%) and 17.4% for the years ended December 31, 2008 and 2007, respectively. The negative effective tax rate for the year ended December 31, 2008 was the result of a pre-tax loss for the period as well as tax free income and tax credits.

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

The Company had originated loans with potential for negative amortization since 2000 and had a balance of $48.2 million at December 31, 2007. The Company is no longer offering loans with the potential for negative amortization. Capitalized interest recognized in earnings that resulted from negative amortization within the portfolio totaled $1.6 million or 3.6% of loan interest income for the year ended December 31, 2007 and $1.7 million or 3.9% of loan interest income for the year ended December 31, 2006. The Company has mitigated the risks associated with the negatively amortizing loans by using conservative underwriting standards and has experienced no losses to date related to these loans.

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

In addition, a specific loss allocation of $580 thousand was established in December 2007 for one commercial non- real estate loan totaling $775 thousand. This is the only loan of this type in the Company’s portfolio. Year-to-date charge-offs totaled $24 thousand and recoveries totaled $6 thousand resulting in net charge-offs of $18 thousand for the year ending December 31, 2007. For the same period of the prior year there were net recoveries of $3 thousand. Total non-performing loans, including the two impaired loans mentioned above, totaled $14.1 million at year end December 31, 2007 compared to $2.0 million of non-performing loans for the year ended December 31, 2006. The allowance for loan losses as a percentage of loans outstanding was 0.87% at December 31, 2007 compared to 0.63% at December 31, 2006.

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

Total other general and administrative expenses increased $244 thousand, or 17.7%, to $1.6 million for the year ended December 31, 2007 from $1.4 million for the year ended December 31, 2006 primarily due to increased FDIC deposit insurance premiums assessed effective January 2007 for all FDIC insured financial institutions.

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

The Company believes that the allowance for loan losses and related provision expense are particularly susceptible to change in the near term, as a result of changes in the credit quality, which are evidenced by charge-offs and nonperforming loan trends. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact the level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents the best estimate of probable losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, banking regulators, as an integral part of their examination process, periodically review the allowance for loan losses. These regulatory agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectibility of amounts due, according to the contractual terms of the loan agreement, is in doubt. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. Agency securities. On a longer term basis, the Company maintains a strategy of investing in various lending products as described in greater detail under Item 1. “Business of Pacific Trust Bank—Lending Activities.” The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain its portfolio of mortgage-backed securities and investment securities. At December 31, 2008, the total approved loan commitments outstanding amounted to $983 thousand. At the same date, unused lines of credit were $60.8 million and outstanding letters of credit totaled $645 thousand. There were no investments or mortgage-backed securities scheduled to mature in one year or less at December 31, 2008. Certificates of deposit scheduled to mature in one year or less at December 31, 2008, totaled $317.0 million. Although the average cost of deposits decreased throughout 2008, management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on the competitive rates and on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. In addition, the Company has the ability at December 31, 2008 to borrow an additional $120.9 million from the Federal Home Loan Bank of San Francisco as a funding source to meet commitments and for liquidity purposes.

Commitments

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(in thousands)
Commitments to extend credit	$983	$983	$—	$—	$—
Standby letters of credit	645	—	—	—	645
Federal Home Loan Bank advances	175,000	60,000	115,000	—	—
Operating lease obligations	1,185	369	498	318	—
Unused lines of credit	60,801	28	3,905	1,677	55,191
Maturing certificates of deposit	365,331	316,959	40,707	7,665	—

	$603,945	$378,339	$160,110	$9,660	$55,836

Capital

Consistent with its goals to operate a sound and profitable financial organization, Pacific Trust Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total capital was $75.7 million at December 31, 2008, or 8.64% of total assets on that date. As of December 31, 2008, Pacific Trust Bank exceeded all capital requirements of the Office of Thrift Supervision. Pacific Trust Bank’s regulatory capital ratios at December 31, 2008 were as follows: core capital 8.64%; Tier I risk-based capital, 11.50%; and total risk-based capital, 12.18%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

Recent Accounting Pronouncements

Please see Note 1 of the Notes to Consolidated Financial Statements set forth at Item 8 of this report.

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

The Office of Thrift Supervision provides Pacific Trust Bank with the information presented in the following tables. They present the projected change in Pacific Trust Bank’s net portfolio value at September 30, 2008 and December 31, 2007, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. The net portfolio value analysis was unable to produce results for the minus 200 basis point scenario for the quarter ended September 30, 2008.

Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	September 30, 2008			Net Portfolio Value as % of PV of Assets
	Net Portfolio Value
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	79,164	(16,228)	(17)%	9.46%	(155	)bp
+200 bp	86,630	(8,761)	(9)%	10.21%	(80	)bp
+100 bp	92,923	(2,469)	(3)%	10.81%	(20	)bp
0 bp	95,392			11.01%	0	bp
-100 bp	94,374	(1,018)	(1)%	10.85%	(16	)bp

Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	December 31, 2007			Net Portfolio Value as % of PV of Assets
	Net Portfolio Value
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	81,429	(16,244)	(17)%	10.52%	(175	)bp
+200 bp	88,135	(9,538)	(10)%	11.26%	(101	)bp
+100 bp	94,464	(3,209)	(3)%	11.94%	(32	)bp
0 bp	97,673			12.27%	0	bp
-100 bp	98,742	1,069	+1%	12.35%	+9	bp
-200 bp	98,391	718	+1%	12.28%	+1	bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

December 31, 2008, 2007, and 2006

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by Crowe Horwath LLP, an independent registered public accounting firm. As stated in their audit report, they express an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. See “Report of Independent Registered Public Accounting Firm.”

/s/ Hans R. Ganz	/s/ Regan J. Lauer
Hans R. Ganz President and Chief Executive Officer	Regan J. Lauer Senior Vice President/Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First PacTrust Bancorp, Inc.

Chula Vista, California

We have audited the accompanying consolidated statements of financial condition of First PacTrust Bancorp, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Oak Brook, Illinois

March 5, 2009

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2008 and 2007

(Amounts in thousands, except share and per share data)

	2008	2007
ASSETS
Cash and due from banks	$6,629	$6,551
Federal funds sold	8,835	8,635
Interest-bearing deposits	3,773	6,610

Total cash and cash equivalents	19,237	21,796
Interest-bearing deposits in other financial institutions	893	992
Securities available-for-sale	17,565	4,367
Federal Home Loan Bank stock, at cost	9,364	6,842
Loans, net of allowance of $18,286 in 2008 and $6,240 in 2007	793,045	710,095
Accrued interest receivable	4,008	3,853
Premises and equipment, net	4,448	4,755
Real estate owned, net	158	—
Bank owned life insurance	17,565	17,042
Other assets	10,237	4,978

Total assets	$876,520	$774,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing	$14,697	$17,873
Interest-bearing checking	39,448	41,115
Money market accounts	81,837	129,466
Savings accounts	96,864	80,625
Certificates of deposit	365,331	305,072

Total deposits	598,177	574,151

Advances from Federal Home Loan Bank	175,000	111,700
Accrued expenses and other liabilities	4,620	4,794

Total liabilities	777,797	690,645
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference, 5,000,000 shares authorized, 19,300 shares issued and outstanding at December 31, 2008, no shares issued and outstanding at December 31, 2007	19,068	—
Common stock, $.01 par value; 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	68,155	67,537
Retained earnings	38,496	42,192
Treasury stock, at cost (2008—1,192,832 shares, 2007—1,046,262 shares)	(25,736)	(23,685)
Unearned employee stock ownership plan (2008—126,960 shares, 2007—169,280 shares)	(1,523)	(2,031)
Accumulated other comprehensive income	209	8

Total shareholders’ equity	98,723	84,075

Total liabilities and shareholders’ equity	$876,520	$774,720

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

	2008	2007	2006
Interest and dividend income
Loans, including fees	$45,234	$44,632	$44,202
Securities	141	567	627
Dividends and other interest-earning assets	521	512	685

Total interest and dividend income	45,896	45,711	45,514
Interest expense
Savings	2,225	1,353	854
NOW	471	768	961
Money market	2,351	7,280	6,744
Certificates of deposit	12,465	14,461	11,024
Federal Home Loan Bank advances	5,509	4,985	7,362

Total interest expense	23,021	28,847	26,945

Net interest income	22,875	16,864	18,569
Provision for loan losses	13,547	1,588	(24)

Net interest income after provision for loan losses	9,328	15,276	18,593
Noninterest income
Customer service fees	1,579	1,573	1,393
Mortgage loan prepayment penalties	70	90	176
Income from bank owned life insurance	540	711	628
Other	13	17	20

Total noninterest income	2,202	2,391	2,217
Noninterest expense
Salaries and employee benefits	6,727	7,271	7,449
Occupancy and equipment	1,826	1,840	1,770
Advertising	319	353	364
Professional fees	587	531	412
Stationery paper, supplies, and postage	377	450	437
Data processing	1,080	1,025	853
ATM costs	387	476	505
Operating loss on equity investment	357	512	395
Other general and administrative	1,862	1,624	1,380

Total noninterest expense	13,522	14,082	13,565

Income/(loss) before income taxes	(1,992)	3,585	7,245
Income tax expense/(benefit)	(1,463)	624	2,531

Net income/(loss)	$(529)	$2,961	$4,714
Dividends and discount accretion on preferred stock	109	—	—
Net income/(loss) available to common shareholders	$(638)	$2,961	$4,714

Basic earnings/(loss) per share	$(.15)	$.71	$1.15

Diluted earnings/(loss) per share	$(.15)	$.70	$1.12

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2006	—	$54	$66,127	$39,962	$(23,293)	$(3,047)	(1,866)	$(168)	$77,769
Comprehensive income:
Net income	—	—	—	4,714	—	—	—	—	4,714
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	(24)	(24)

Total comprehensive income									4,690

ESOP forfeitures used to reduce ESOP contribution	—	—	26	—	—	—	—	—	26
Options exercised	—	—	8	—	357	—	—	—	365
Stock option compensation expense	—	—	162	—	—	—	—	—	162
Stock awards earned	—	—	612	—	—	—	—	—	612
Issuance of stock awards	—	—	(23)	—	23	—	—	—	—
Purchase of 20,708 shares of treasury stock	—	—	—	—	(602)	—	—	—	(602)
Employee stock ownership plan shares earned	—	—	701	—	—	508	—	—	1,209
Tax benefits of RRP shares vesting	—	—	193	—	—	—	—	—	193
Dividends declared ($.63 per share)	—	—	—	(2,683)	—	—	—	—	(2,683)
Transferred to APIC (stock awards)	—	—	(1,866)	—	—	—	1,866	—	—

Balance at December 31, 2006	—	54	65,940	41,993	(23,515)	(2,539)	—	(192)	81,741
Adjustment to adopt FIN 48	—	—	—	328	—	—	—	—	328
Comprehensive income:
Net income	—	—	—	2,961	—	—	—	—	2,961
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	200	200

Total comprehensive income									3,161

ESOP forfeitures used to reduce ESOP contribution	—	—	(41)	—	—	—	—	—	(41)
Options exercised	—	—	(19)	—	233	—	—	—	214
Stock option compensation expense	—	—	316	—	—	—	—	—	316
Stock awards earned	—	—	686	—	—	—	—	—	686
Purchase of 17,320 shares of treasury stock	—	—	—	—	(403)	—	—	—	(403)
Employee stock ownership plan shares earned	—	—	536	—	—	508	—	—	1,044
Tax benefits of RRP shares vesting	—	—	119	—	—	—	—	—	119
Dividends declared ($.74 per share)	—	—	—	(3,090)	—	—	—	—	(3,090)

Balance at December 31, 2007	—	54	67,537	42,192	(23,685)	(2,031)	—	8	84,075
Comprehensive income (loss):
Net loss	—	—	—	(529)	—	—	—	—	(529)
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	201	201

Total comprehensive loss									(328)

Forfeiture and retirement of RRP	—	—	4	—	(4)	—	—	—	—
ESOP forfeiture used to reduce ESOP contribution	—	—	(35)	—	—	—	—	—	(35)
Stock option compensation expense	—	—	167	—	—	—	—	—	167
Stock awards earned	—	—	369	—	—	—	—	—	369
Issuance of stock awards	—		(131)		131	—	—	—	—
Issuance of 19,300 shares of preferred stock, net of issuance costs of $42	19,258	—	—	—	—	—	—	—	19,258
Issuance of warrants for 280,795 shares of common stock and amortization of preferred stock discount	(190)	—	193	(3)	—	—	—	—	—
Purchase of 149,924 shares of treasury stock	—	—	—	—	(2,178)	—	—	—	(2,178)
Employee stock ownership plan shares earned	—	—	78	—	—	508	—	—	586
Tax benefit/(loss) of RRP shares vesting	—	—	(27)	—	—	—	—	—	(27)
Dividends declared ($.74 per common share)	—	—	—	(3,058)	—	—	—	—	(3,058)
Preferred stock dividends	—	—	—	(106)	—	—	—	—	(106)

Balance at December 31, 2008	$19,068	$54	$68,155	$38,496	$(25,736)	$(1,523)	$—	$209	$98,723

See accompanying notes to consolidated financial statements

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007, and 2006

(Amounts in thousands)

	2008	2007	2006
Cash flows from operating activities
Net income/(loss)	$(529)	$2,961	$4,714
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Provision for loan losses	13,547	1,588	(24)
Net accretion of securities	(71)	(18)	(20)
Depreciation and amortization	447	452	461
Employee stock ownership plan compensation expense	586	1,044	1,209
Stock option compensation expense	167	316	162
Stock award compensation expense	369	686	612
Bank owned life insurance income	(540)	(711)	(628)
Operating loss on equity investment	357	512	395
Loss on sale of property and equipment	—	—	25
Impairment of securities	16	—	—
Deferred income tax (benefit)/expense	(5,398)	(1,271)	166
Interest capitalized on negative amortizing loans	(571)	(1,589)	(1,733)
Loss on sale of other real estate owned	42	—	—
Federal Home Loan Bank stock dividends	(392)	(436)	(462)
Net change in:
Deferred loan costs	(373)	(203)	(272)
Accrued interest receivable	(230)	(91)	(990)
Other assets	(152)	843	474
Accrued interest payable and other liabilities	(336)	(546)	(322)

Net cash provided by operating activities	6,939	3,537	3,767
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	—	10,176	—
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	4,517	1	3
Purchases of securities available-for-sale	(17,244)	—	—
Funding of equity investment	—	(166)	(1,104)
Loan originations and principal collections, net	(96,794)	31,211	(49,518)
Purchase of loans	—	(1,058)	—
Additions to premises and equipment	(140)	(300)	(216)
Proceeds from sale of real estate owned	1,041	—	—
Proceeds from sale of equipment	—	3	—
Net change in other interest-bearing deposits	99	—	515
Redemption of Federal Home Loan Bank stock	—	3,388	266
Purchase of Federal Home Loan Bank stock	(2,130)	—	(1,075)

Net cash provided by (used in) investing activities	(110,651)	43,255	(51,129)
Cash flows from financing activities
Net increase in deposits	24,026	3,608	62,377
Net change in Federal Home Loan Bank open line	(36,700)	(40,500)	(3,000)
Repayments of Federal Home Loan Bank advances	(45,000)	(14,000)	(50,000)
Proceeds from Federal Home Loan Bank advances	145,000	15,000	40,000
ESOP forfeiture to reduce ESOP contribution	(35)	(41)	26
Exercise of stock options	—	214	365
Tax benefits from exercise of stock options	—	37	58
Tax benefit/(loss) from RRP shares vesting	(27)	119	193
Purchase of treasury stock	(2,178)	(403)	(602)
Issuance of preferred stock and common stock warrants, net of issuance costs	19,258	—	—
Dividends paid on preferred stock	(106)	—	—
Dividends paid on common stock	(3,085)	(3,025)	(1,933)

Net cash provided by (used in) financing activities	101,153	(38,991)	47,484

Net change in cash and cash equivalents	(2,559)	7,801	122
Cash and cash equivalents at beginning of year	21,796	13,995	13,873

Cash and cash equivalents at end of year	$19,237	$21,796	$13,995

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$23,106	$29,093	$26,663
Income taxes paid	3,792	1,280	1,750
Supplemental disclosure of noncash activities
Adjustment to adopt FIN 48	—	328	—
Transfer from loans to real estate owned, net	1,241	—	—

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

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

December 31, 2008, 2007, and 2006

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

Affordable Housing Fund: The Company has a 19% equity investment in an affordable housing fund originally totaling $4.2 million for purposes of obtaining tax credits and for Community Reinvestment Act purposes. This investment is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the Fund. The Company obtains tax credits from these investments which reduce income tax expense for a period of 10 years. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. For year ending 2008, 2007 and 2006 our share of the fund’s operating loss was $357 thousand, $512 thousand and $395 thousand respectively. The balance of the investment at December 31, 2008 and December 31, 2007 was $2.5 million and $2.9 million, respectively, and is included in other assets.

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

Interest income on mortgage and commercial loans is discontinued at the time the loan is 91 days delinquent unless the loan is well secured and in process of collection. Consumer loans, other than those secured by real estate, are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged- off at an earlier date if collection of principal or interest is considered doubtful.

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within San Diego and Riverside Counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in San Diego and Riverside County area.

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value (or the amount that can be realized). In accordance with EITF 06-05, Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

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

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

As a result of adoption, the Company recognized an increase to deferred tax assets of $328 thousand for uncertain tax positions. This amount was accounted for by increasing the beginning balance of retained earnings on the balance sheet. After recording the cumulative effect at the beginning of 2007, the Company had approximately $109 thousand of total gross unrecognized tax benefits. At December 31, 2008, the total gross unrecognized tax befit remained at $109 thousand. Of this total, $109 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at December 31, 2008 and 2007.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of shareholders’ equity. Compensation expense is based on the average market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduces retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. During 2008, 2007 and

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

2006, 1,820, 4,558 and 5,987 shares were forfeited. Per the provisions of the ESOP plan, forfeited shares were sold out of the plan and used to reduce the Company’s contribution resulting in a reduction of compensation expense in 2008, 2007 and 2006 of $52 thousand, $124 thousand, and $140 thousand respectively.

Earnings Per Common Share: Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock awards. Dividends paid and the accretion of discount on the Company’s preferred stock reduce the earnings available to common shareholders.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders. Subject to certain limited exceptions, until November 21, 2012, or such earlier time as all Series A Preferred Stock has been redeemed or transferred by the United States Department of the Treasury (“Treasury”), the Company will not, without Treasury’s consent, be able to increase its dividend rate per share of common stock or repurchase its common stock.

Adoption of New Accounting Standards: In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The impact of adoption was not material.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption was not material.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

NOTE 3—SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2008
Collateralized mortgage obligations	$17,560	$438	$(83)
Federal National Mortgage Association	4	—	—
Government National Mortgage Association	1	—	—

Total securities available for sale	$17,565	$438	$(83)

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2007
Agency securities FNMA/FHLB notes	$4,361	$14	$—
Collateralized mortgage obligations:
Federal National Mortgage Association	5	—	—
Government National Mortgage Association	1	—	—

Total securities available for sale	$4,367	$14	$—

Sales of securities available-for-sale were as follows:

	2008	2007	2006
Proceeds from sales of securities	$—	$10,176	$—
Net realized gains/losses	$—	$—	$—

At year end 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity. All of the Company’s securities available for sale are mortgage backed securities and are not due at a single maturity date.

Securities with unrealized gains or losses at year-end 2008 which represent all debt securities held by the Company, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Collaterized mortgage obligations	$5,186	$(83)	$—	$—	$5,186	$(83)

Total temporarily impaired	$5,186	$(83)	$—	$—	$5,186	$(83)

There were no securities with unrealized losses at year-end 2007.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. In December 2008 the Company determined that a security with a book value of $16 thousand was other-than-temporarily impaired due to current market conditions and the restricted ability to sell the security and was written off.

As of December 31, 2008, the Company had recorded $438 thousand of gross unrealized gains and $83 gross unrealized losses on CMO securities. As of December 31, 2007, the Company had recorded $14 thousand of unrealized gains on two agency securities. The unrealized gains and/or losses relate principally to the general change in interest rate levels that has occurred since the securities purchase dates, and such unrecognized losses will continue to vary with general interest rate level fluctuations in the future. Management has the ability to hold these debt securities, classified as available for sale, until their forecasted recovery date which may be maturity.

NOTE 4—LOANS

Loans receivable consist of the following:

	2008	2007
One-to-four-family	$460,316	$421,064
Commercial real estate and multi-family	76,328	72,839
Construction loans	17,835	18,866
Home equity real estate secured loans	229,518	175,702
Consumer	1,886	2,553
Commercial	1,133	1,398
Land	21,734	21,705

Total	808,750	714,127
Allowance for loan losses	(18,286)	(6,240)
Net deferred loan costs	2,581	2,208

Loans receivable, net	$793,045	$710,095

At December 31, 2008, the Company has a total of $347.6 million in interest only mortgage loans and $37.3 million in loans with potential for negative amortization. At December 31, 2007, the Company had a total of $294.3 in interest only mortgage loans and $48.2 million in potentially negatively amortizing mortgage loans. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios. At December 31, 2008 the home equity real estate secured loans includes $219.1 million of the Company’s Green account loans of which $200.8 million is secured by one-to-four-family loans, $2.5 million is secured by multi-family properties, $14.9 million is secured by commercial properties and $798 thousand is secured by land. At December 31, 2007 the home equity real estate secured loans includes $164.0 million of the Company’s Green account of which $155.0 million which is secured by one-to-four-family loans, $2.3 million is secured by multi-family properties, $6.2 million is secured by commercial properties and $429 thousand is secured by land.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

Activity in the allowance for loan losses is summarized as follows:

	2008	2007	2006
Balance at beginning of year	$6,240	$4,670	$4,691
Loans charged off	(1,551)	(24)	(15)
Recoveries of loans previously charged off	50	6	18
Provision for loan losses	13,547	1,588	(24)

Balance at end of year	$18,286	$6,240	$4,670

Individually impaired loans were as follows:

	2008	2007
Year-end loans with no allocated allowance for loan losses	$7,071	$—
Year-end loans with allocated allowance for loan losses	39,718	11,559

Total	46,789	11,559

Amount of the allowance for loan losses allocated	$13,762	$2,278

	2008	2007	2006
Average of individually impaired loans during year	$26,193	$5,942	$163
Interest income recognized during impairment	732	—	—
Cash-basis interest income recognized	732	—	—

Nonperforming loans were as follows:

	2008	2007
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	$44,219	$14,132

At December 31, 2008, nonaccrual loans totaling $44.2 million consists primarily of two construction, one land, one multi-family and 19 one-to-four family loans. At December 31, 2007, total nonaccrual loans totaled $14.1 million. The amount of allowance allocated for these loans are $13.2 million and $2.3 million as of December 31, 2008 and 2007, respectively.

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	2008	2007
Land and improvements	$1,638	$1,638
Buildings	3,947	3,930
Furniture, fixtures, and equipment	3,160	3,115
Leasehold improvements	1,038	1,033

Total	9,783	9,716
Less accumulated depreciation and amortization	(5,335)	(4,961)

Premises and equipment, net	$4,448	$4,755

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

Depreciation expense was $447 thousand, $452 thousand, and $461 thousand for 2008, 2007, and 2006, respectively.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2008 pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows, before considering renewal options that generally are present.

2009	$369
2010	257
2011	241
2012	159
2013	159

Total	$1,185

Total rent expense for the years ended December 31, 2008, 2007, and 2006 amounted to $349 thousand, $369 thousand, and $347 thousand, respectively.

NOTE 6—DEPOSITS

Certificate of deposit accounts with balances of $100 thousand or more totaled $183.8 million and $135.7 million at December 31, 2008 and 2007, respectively. Brokered certificates of deposit were $20.0 million and $0 at December 31, 2008 and 2007.

The scheduled maturities of time deposits at December 31, 2008 are as follows:

2009	$316,959
2010	33,276
2011	7,431
2012	3,013
2013	4,652

Total	$365,331

NOTE 7—FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2008, the interest rates on the Bank’s advances from the FHLB ranged from 2.42% to 4.82% with a weighted average rate of 3.43%. At December 31, 2007, the interest rates on the Bank’s advances from the FHLB ranged from 2.67% to 5.00% with a weighted average rate of 4.06%. The contractual maturities by year of the Bank’s advances are as follows:

	2008	2007
2008	$—	$45,000
2009	60,000	30,000
2010	60,000	—
2011	55,000	—
Overnight borrowings	—	36,700

Total advances	$175,000	$111,700

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At December 31, 2008 and 2007, the Bank’s advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $437.3 million and $416.1 million, respectively, and the Bank’s investment of capital stock of FHLB of San Francisco of $9.4 million and $6.8 million, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $120.9 million at December 31, 2008.

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

During 2008, 2007, and 2006, 42,320 shares of stock with an average fair value $13.67, $24.49, and $28.48 per share were committed to be released, resulting in ESOP compensation expense of $374 thousand, $778 thousand, and $970 thousand, respectively for each year. During 2008 and 2007, 1,820 and 4,558 shares were forfeited. Per the terms of the ESOP plan, the forfeited shares were sold out of the plan and the proceeds were used to reduce the Company’s contribution resulting in a reduction of compensation expense during 2008, 2007 and 2006 of $52 thousand, $124 thousand and $140 thousand, respectively. Shares held by the ESOP at December 31, 2008 and 2007 are as follows:

Shares held by the ESOP were as follows:

	2008	2007
Allocated shares to participants	247,580	209,273
Unearned shares	126,960	169,280

Total ESOP shares	374,540	378,553

Fair value of unearned shares at year end	$1,225	$3,083

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

NOTE 9—INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2008	2007	2006
Current tax provision
Federal	$2,904	$1,259	$1,734
State	1,031	636	631

	3,935	1,895	2,365
Deferred tax (benefit) expense
Federal	(4,101)	(1,054)	98
State	(1,297)	(217)	68

	(5,398)	(1,271)	166

	$(1,463)	$624	$2,531

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2008	2007	2006
Statutory federal tax rate	(34.0)%	34.0%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(8.5)	6.2	6.9
California housing fund investment	(21.3)	(11.9)	(4.1)
Bank owned life insurance	(9.2)	(6.7)	(2.9)
Other, net	(.4)	(4.2)	1.0

Effective tax rates	(73.4)%	17.4%	34.9%

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

The components of the net deferred tax asset, included in other assets, are as follows:

	2008	2007
Deferred tax assets
Allowance for loan losses	$7,467	$2,517
RRP Plan	—	136
Section 475 mark-to-market adjustment	38	6
SOP Plan	266	197
Deferred California tax	350	179
Investment in Partnership	59	81
Depreciation	67	—
Other	400	137

	8,647	3,253

Deferred tax liabilities
Deferred loan costs	(755)	(926)
FHLB stock dividends	(761)	(637)
FAS115 Deferred tax asset adjustment	(146)	—
Unrealized gain on securities available-for-sale	(38)	(6)
RRP Plan	(11)	(8)
Depreciation	—	(8)
Other	(264)	(256)

	(1,975)	(1,833)

Net deferred tax asset	$6,672	$1,420

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end:

	Contract Amount December 31,
	2008	2007
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$983	$2,511
Unused lines of credit	60,801	68,256
Construction loans in process	—	35
Standby letters of credit	645	746

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

Commitments to make loans are generally made for periods of 30 days or less. At December 31, 2008 and 2007, fixed rate commitments to extend credit included in the balances above were $122 thousand and $0. The fixed rate commitments have interest rates of 5.38% and 7 year maturities.

Financial instruments that potentially subject the Bank to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, and loans. At December 31, 2008 and 2007, the Bank had deposit accounts with balances totaling approximately $3.8 million and $6.6 million, respectively, in other financial institutions.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2008 and 2007, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Total capital (to risk- weighted assets)	$80,218	12.18%	$52,667	8.00%	$65,833	10.00%
Tier 1 capital (to risk- weighted assets)	75,694	11.50	26,333	4.00	39,500	6.00
Tier 1 (core) capital (to adjusted tangible assets)	75,694	8.64	35,053	4.00	43,816	5.00
December 31, 2007
Total capital (to risk- weighted assets)	$81,826	13.81%	$47,415	8.00%	$59,269	10.00%
Tier 1 capital (to risk- weighted assets)	77,875	13.14	23,708	4.00	35,562	6.00
Tier 1 (core) capital (to adjusted tangible assets)	77,875	10.05	30,985	4.00	38,732	5.00

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. At December 31, 2008, no funds were available to pay dividends to the holding company.

NOTE 12—PREFERRED STOCK

On November 21, 2008, as part of the United States Department of the Treasury’s (the “Treasury”) Capital Purchase Program made available to certain financial institutions in the U.S. pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company and the Treasury entered into a Letter Agreement including the Securities Purchase Agreement – Standard Terms Incorporated therein (the “Purchase Agreement”) pursuant to which the Company issued to the Treasury in exchange for aggregate consideration of $19.3 million, (i) 19,300 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 280,795 shares (the “Warrant Common Stock”), of the Company’s common stock, par value $0.01 per share, with an exercise price of $10.31 per share.

The proceeds from the Series A Preferred Stock qualifies as Tier 1 capital to the extent that the proceeds are infused into the Bank, and pays cumulative cash dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock may be redeemed by the Company at par at any time, subject to Treasury consulting with our primary federal regulator, the OTS. Subject to certain limited exceptions, until November 21, 2011, or such earlier time as all Series A Preferred Stock has been redeemed or transferred by Treasury, the Company will not, without Treasury’s consent, be able to increase its dividend rate per share of common stock or repurchase its common stock.

The Warrant is immediately exercisable and has a 10-year term. The Treasury will not exercise voting power with respect to any shares of Warrant Common Stock. If the Company receives aggregate gross cash proceeds of not less than $19.3 million from one or more Qualified Equity Offerings on or prior to November 21, 2009, the number of shares of Warrant Common Stock underlying the Warrant then held by Treasury will be reduced by one half of the original number of shares underlying the Warrant.

Upon receipt of the aggregate consideration from the Treasury on November 21, 2008, the Company allocated $19.3 million proceeds on a pro rata basis to the Series A Preferred Stock and the Warrant based on relative fair values. In estimating the fair value of the Warrant, the Company utilized the Black-Scholes model which includes assumptions regarding the Company’s common stock prices, stock price volatility, dividend yield, the risk free interest rate and the estimated life of the Warrant. The fair value of the Series A Preferred Stock was determined using a discounted cash flow methodology and a discount rate of 13.0%. As a result, the Company assigned $193 thousand of the aggregate proceeds to the Warrant and $19.1 million to the Series A

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

Preferred Stock. The value assigned to the Series A Preferred Stock will be amortized up to the $19.3 million liquidation value of the Series A Preferred Stock, with the cost of such amortization being reported as additional preferred stock dividends. This results in a total dividend with a consistent effective yield of 8.41% over a five year period, which is the expected life of the Series A Preferred Stock.

In addition, the Purchase Agreement (i) grants the holders of the Series A Preferred Stock, the Warrant and the Warrant Common Stock certain registration rights, (ii) subjects the Company to certain of the executive compensation limitations included in the EESA (which are discussed below) and (iii) allows the Treasury to unilaterally amend any of the terms of the Purchase Agreement to the extent required to comply with any changes in applicable federal statutes.

On December 19, 2008, the Company filed a registration statement with the Securities and Exchange Commission (the “Commission”) for the purpose of registering the Warrant and the Warrant Common Stock in order to permit the sale of such securities by the U.S. Treasury at any time after effectiveness of the registration statement. On February 3, 2009, the registration statement was deemed effective by the Commission.

NOTE 13—EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) plan whereby substantially all employees participate in the plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions, to be determined annually by the Board of Directors, on the first 4% of the employee’s compensation contributed to the plan. Matching contributions vest to the employee at the end of the calendar year in which the contribution was made. For the years ended December 31, 2008, 2007, and 2006, expense attributable to the plan amounted to $126 thousand, $115 thousand, and $115 thousand.

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

NOTE 14—EMPLOYEE STOCK COMPENSATION

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for both plans was $536 thousand, $1.0 million, and $774 thousand for 2008, 2007 and 2006. The total income tax benefit and/or recovery was $27 thousand, $156 thousand, and $251 thousand.

RRP Plan: A Recognition and Retention Plan (RRP) provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value at date of grant. Pursuant to its 2003 stock-based incentive plan, total shares issuable under the plan are 211,600. At December 31, 2008, 2,300 shares remain for issuance. There were 5,800 shares granted during 2008. There were 200 shares forfeited in 2008 and no shares forfeited in 2007. These shares vest over a five-year period. Compensation expense for restricted stock awards totaled approximately $369 thousand, $686 thousand and $612 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at January 1, 2008	49,520	$18.48
Granted	5,800	17.00
Vested	40,560	$18.45
Forfeited	200	20.29

Nonvested at December 31, 2008	14,560	$18.24

As of December 31, 2008, there was $143 thousand of total unrecognized compensation cost related to 14,560 nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of less than 1 year. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $554 thousand, $993 thousand, and $1.7 million.

SOP Plan: A Stock Option Plan (SOP) provides for issue of options to directors, officers, and employees. The Company adopted the SOP during 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. At December 31, 2008, the number of shares available for future awards was 15,700. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant.

The fair value of options granted and pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were 13,000 options granted in 2008.

January 22, 2008
Date of grant
Options granted	13,000
Estimated fair value of stock options granted	$1.89
Assumptions used:
Risk-free interest rate	2.64%
Expected option life	5 years
Expected stock price volatility	11.14%
Dividend yield	4.24%

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

A summary of the activity for 2008 in the SOP is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Beginning of year	471,396	$18.36
Granted	13,000	17.00
Exercised	0	0
Forfeited or expired	(1,200)	17.71

Outstanding at end of year	483,196	$18.33	4.76	$—

Options exercisable at year-end	440,986	$18.07	4.57	$—

Information related to the stock option plan during each year follows:

	2008	2007	2006
Intrinsic value of options exercised	$—	$89	$143
Cash received from option exercises	—	177	307
Tax benefit realized from option exercises	—	37	58

As of December 31, 2008, there was $71 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of less than one year.

NOTE 15—EARNINGS/(LOSS) PER COMMON SHARE

The factors used in the earnings/(loss) per share computation follow.

	2008	2007	2006
Basic
Net income/(loss)	(529)	2,961	4,714
Less: Dividends on preferred stock	(106)	0	0
Less: Imputed dividends	(3)	0	0
Net income/(loss) available to common shareholders	$(638)	$2,961	$4,714

Weighted average common shares outstanding	4,160,263	4,170,185	4,088,126

Basic earnings/(loss) per share	$(0.15)	$0.71	$1.15

Diluted
Net income/(loss) available to common shareholders	$(638)	$2,961	$4,714

Weighted average common shares outstanding for basic earnings/(loss) per common share	4,160,263	4,170,185	4,088,126
Add: Dilutive effects of stock options	0	63,752	96,488
Add: Dilutive effects of stock awards	0	6,178	17,607
Add: Dilutive effects of warrants	0	0	0

Average shares and dilutive potential common shares	4,160,263	4,240,115	4,202,221

Diluted earnings/(loss) per common share	$(0.15)	$0.70	$1.12

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

Stock options for 483,196, 24,000 and 10,000 shares of common stock were not considered in computing diluted earnings per common share for 2008, 2007 and 2006 respectively, because they were antidilutive. The warrants issued in 2008 totaling 280,795 were not considered in computing diluted earnings per common share because they were antidilutive.

NOTE 16—RELATED-PARTY TRANSACTIONS

The Company has granted loans to certain officers and directors and their related interests.

Activity in the loan accounts of officers and directors and their related interests follows for the year ended December 31, 2008:

Balance at beginning of year	$502
Loans originated	161
Principal repayments	(166)

Balance at end of year	$497

Deposits from principal officers, directors, and their related interests at year-end 2008 and 2007 were $2.8 million and $3.9 million, respectively.

NOTE 17—FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Investment Securities Available for Sale. The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Impaired Loans. The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

Assets and Liabilities Measured on a Recurring and Non Recurring Basis

Available for sale securities are measured at fair value on a recurring basis, impaired loans are measured at fair value on a non-recurring basis.

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Tow)	Significant Unobservable Inputs (Level Three)
Assets
Available for sale securities (recurring)	—	17,565	—
Impaired loans (non recurring)	—	—	25,956

The following represent impairment charges recognized during 2008:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $39.7 million, with a valuation allowance of $13.8 million, resulting in an additional provision for loan losses of $12.1 million for 2008.

Carrying amount and estimated fair value of financial instruments not previously presented consist of the following:

	December 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$19,237	$19,237	$21,796	$21,796
Interest-bearing deposits in other financial institutions	893	893	992	992
FHLB stock	9,364	N/A	6,842	N/A
Loans, net (including impaired loans)	793,045	800,422	710,095	714,313
Accrued interest receivable	4,008	4,008	3,853	3,853
Financial liabilities
Deposits	$598,177	$601,262	$574,151	$574,786
Advances from Federal Home Loan Bank	175,000	179,761	111,700	111,932
Accrued interest payable	583	583	668	668

The methods and assumptions used to estimate fair value in the above table are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits in other financial institutions, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently. For fixed rate loans and deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The fair value of advances from the FHLB is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is based on the current fees or the cost that would be charged to enter into or terminate such arrangements. The fair value of off-balance-sheet financial instruments is immaterial.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

NOTE 18—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income components and related taxes were as follows:

	2008	2007	2006
Unrealized holding gains/(losses) on securities available for sale	$325	$341	$(40)
Less: Reclassification adjustments for gains/(losses) recognized in income	(16)	(—)	(—)

Net unrealized gains (losses)	341	341	(40)
Tax effect	(140)	(141)	16

Other comprehensive income (loss)	$201	$200	$(24)

NOTE 19—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31
2008
Interest income	$11,339	$11,230	$11,645	$11,682
Interest expense	6,214	5,523	5,661	5,623

Net interest income	5,125	5,707	5,984	6,059
Provision for loan losses	405	5,486	1,479	6,177
Noninterest income	580	221	585	474
Noninterest expense	3,586	3,265	3,306	3,365

Income/(loss) before income taxes	1,714	(2,481)	1,784	(3,009)
Income tax expense/(benefit)	548	(685)	340	(1,666)

Net income/(loss)	$1,166	$(1,796)	$1,444	$(1,343)

Basic earnings/(loss) per share	$.28	$(.43)	$.35	$(.35)

Diluted earnings/(loss) per share	$.28	$(.43)	$.35	$(.35)

2007
Interest income	$11,938	$11,297	$11,262	$11,214
Interest expense	7,449	7,151	7,303	6,944

Net interest income	4,489	4,146	3,959	4,270
Provision for loan losses	(16)	(74)	804	874
Noninterest income	580	629	593	589
Noninterest expense	3,498	3,676	3,620	3,288

Income before income taxes	1,587	1,173	128	697
Income tax expense	549	373	(155)	(143)

Net income	$1,038	$800	$283	$840

Basic earnings per share	$.25	$.19	$.07	$.20

Diluted earnings per share	$.25	$.19	$.07	$.20

The net losses during the second and fourth quarters of 2008 were primarily due to increased loan loss provisions.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

NOTE 20—PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and cash equivalents	$22,230	$4,916
ESOP loan	1,524	2,031
Investment in bank subsidiary	75,903	77,883

Total assets	$99,657	$84,911

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$934	$836
Shareholders’ equity	98,723	84,075

Total liabilities and shareholders’ equity	$99,657	$84,911

CONDENSED STATEMENTS OF INCOME

For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Income
Dividends from subsidiary	$2,850	$3,300	$3,000
ESOP loan	112	140	167
Deposits in other financial institutions	150	164	93
Other income	—	—	—

Total income	3,112	3,604	3,260
Other Expenses
Other operating expense	282	311	222

Income before income taxes and equity in undistributed earnings/(excess distributions) of bank subsidiary	2,830	3,293	3,038
Income tax/(benefit)	(8)	32	16

Income before equity in undistributed earnings/(excess distributions) of bank subsidiary	2,838	3,261	3,022
Equity in undistributed earnings/(loss) of bank subsidiary	(3,367)	(300)	1,692

Net income/(loss)	$(529)	$2,961	$4,714

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

(Amounts in thousands, except share and per share data)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities
Net income/(loss)	$(529)	$2,961	$4,714
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Equity in undistributed subsidiary (income) excess distributions	3,367	300	(1,692)
Change in other assets and liabilities	205	232	359

Net cash from operating activities	3,043	3,493	3,381
Cash flows from investing activities
Decrease in other interest-bearing deposits	—	—	515

Net cash from investing activities	—	—	515
Cash flows from financing activities
Capital contribution to the subsidiary	(126)	(147)	(91)
ESOP loan payments	508	508	508
Issuance of preferred stock and warrants, net of costs	19,258	—	—
Purchase of treasury stock	(2,178)	(403)	(602)
Dividends paid on common stock	(3,085)	(3,025)	(1,933)
Dividends paid on preferred stock	(106)	—	—

Net cash from financing activities	(14,271)	(3,067)	(2,118)

Net change in cash and cash equivalents	17,314	426	1,778
Beginning cash and cash equivalents	4,916	4,490	2,712

Ending cash and cash equivalents	$22,230	$4,916	$4,490

Item  9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No disclosure is required under this Item.

Item 9A. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2008, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The annual report of management on the effectiveness of our internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” under “Item 8. Financial Statements and Supplementary Data.”

Item 9B. Other Information

None.

PART III

Item  10. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Acts of the Registrant

Directors and Executive Officers. The information concerning directors of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year. Information concerning the executive officers of the Company who are not directors is incorporated herein by reference from Part I of this Form 10-K under the caption “Executive Officers of the Registrant Who Are Not Directors.”

Audit Committee Financial Expert. Information concerning the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2009, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	691,596	$18.07	18,900	(1)
Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 15,700 shares available for future grants under First PacTrust Bancorp, Inc’s stock option plan and 3,200 shares available for future grants under First PacTrust Bancorp, Inc’s recognition and retention plan.

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

The Company has six directors: Alvin L. Majors, Francis P. Burke, Kenneth W. Scholz, Donald M. Purdy, Donald A. Whitacre and Hans R. Ganz. The Board of Directors has determined that Directors Alvin L. Majors, Francis P. Burke, Kenneth W. Scholz, Donald M. Purdy and Donald A. Whitacre, who constitute a majority of the Board members, are “independent directors” as defined in the Nasdaq listing standards. All the members of the Company’s standing Audit/Compliance, Compensation and Nominating Committees are independent under these standards and the independence standards set for each of those committees in their charters. These committee charters are available on the Company’s website at www.firstpactrustbancorp.com.

Item 14. Principal Accountant Fees and Services

(a)	Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 22, 2009 (excluding the information contained and the heading of “Report of the Audit/Compliance Committee”). A copy of such will be filed no later than 120 days after December 31, 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data
(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3)	Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A.	****

3.3	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

4.1	Form of Preferred Stock Certificate of First PacTrust Bancorp, Inc.	****

4.2	Warrant to purchase shares of the Registrant’s common stock dated November 21, 2008	****

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

10.2	Severance Agreement with Melanie Yaptangco, formerly Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

10.7	Named Executive Officers Salary and Bonus Arrangements for 2008 and Director Fee Arrangements for 2008.	10.7

10.8	Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated November 21, 2008, between First PacTrust Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the warrant.	****

10.9	Form of Compensation Modification Agreement and Waiver, executed by each of Hans R. Ganz, James P. Sheehy, Melanie M. Yaptangco, Regan J. Lauer, Rachel M. Carillo, and Lisa R. Goodwin.	****

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Horwath LLP	23.0

24.0	Power of Attorney, included in signature pages	24.0

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.0	Section 1350 of The Sarbanes-Oxley Act Certification	32

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.
**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2005.
****	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K. Filed on November 21, 2008. Such information is hereby incorporated by reference.
(b)	Exhibits—Included, see list in (a)(3).
(c)	Financial Statement Schedules—None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: March 6, 2009	By:	/s/ HANS R. GANZ
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