Form 10-Q
period 2009-03-31
FIRST PACTRUST BANCORP INC
filed 2009-05-15
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

FIRST PACTRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

000-49806

(Commission File Number)

Maryland

(State of incorporation)

04-3639825

(IRS Employer Identification No.)

610 Bay Boulevard, Chula Vista, California

(Address of Principal Executive Offices)

91910

(ZIP Code)

(619) 691-1519

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (p232.405) of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer; an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12B-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of May 15, 2009 the Registrant had 4,248,621 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$5,553	$6,629
Federal funds sold	—	8,835
Interest-bearing deposits	5,842	3,773

Total cash and cash equivalents	11,395	19,237
Interest-bearing deposit in other financial institution	893	893
Securities available-for-sale	38,394	17,565
Federal Home Loan Bank stock, at cost	9,364	9,364
Loans receivable, net of allowance of $20,360 at March 31, 2009 and $18,286 at December 31, 2008	792,134	793,045
Accrued interest receivable	4,276	4,008
Real estate owned, net	5,888	158
Premises and equipment, net	4,415	4,448
Bank owned life insurance investment	17,607	17,565
Other assets	11,925	10,237

Total assets	$896,291	$876,520

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$16,440	$14,697
Interest-bearing	613,683	583,480

Total deposits	630,123	598,177
Advances from Federal Home Loan Bank	166,895	175,000
Accrued expenses and other liabilities	3,915	4,620

Total liabilities	800,933	777,797
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference, 5,000,000 shares authorized, 19,300 shares issued and outstanding at March 31, 2009 and December 31, 2008	19,065	19,068
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	68,171	68,155
Retained earnings	35,288	38,496
Treasury stock, at cost (March 31, 2009 - 1,193,235 shares, December 31, 2008 - 1,192,832 shares)	(25,739)	(25,736)
Unearned employee stock ownership plan shares (March 31, 2009 - 116,380 shares, December 31, 2008 - 126,960 shares)	(1,396)	(1,523)
Accumulated other comprehensive income/(loss)	(85)	209

Total shareholders’ equity	95,358	98,723

Total liabilities and shareholders’ equity	$896,291	$876,520

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income

(In thousands of dollars except per share data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Interest and dividend income
Loans, including fees	$11,331	$11,129
Securities	717	75
Dividends and other interest-earning assets	16	135

Total interest income	12,064	11,339
Interest expense
Deposits	3,721	5,165
Federal Home Loan Bank advances	1,449	1,049

Total interest expense	5,170	6,214

Net interest income	6,894	5,125
Provision for loan losses	6,998	405

Net interest income/(loss) after provision for loan losses	(104)	4,720
Noninterest income
Customer service fees	333	374
Mortgage loan prepayment penalties	—	32
Income from bank owned life insurance	44	171
Other income	8	3

Total noninterest income	385	580
Noninterest expense
Salaries and employee benefits	1,771	1,914
Occupancy and equipment	498	446
Advertising	49	86
Professional fees	151	130
Stationary, supplies, and postage	92	108
Data processing	266	258
ATM costs	85	110
Operating loss on equity investment	87	89
Other general and administrative	580	445

Total noninterest expense	3,579	3,586

Income/(loss) before income taxes	(3,298)	1,714
Income tax expense/(benefit)	(720)	548

Net income/(loss)	$(2,578)	$1,166

Dividends and discount accretion on preferred stock	$250	—

Net income/(loss) available to common shareholders	(2,828)	445
Basic	$(.68)	$.28

Diluted	$(.68)	$.28

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(2,578)	$1,166
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	6,998	405
Net accretion of securities	(289)	(53)
Depreciation and amortization	109	109
Employee stock ownership plan compensation expense	80	181
Stock option compensation expense	21	79
Stock award compensation expense	46	177
Bank owned life insurance income	(44)	(171)
Operating loss on equity investment	87	89
Impairment of securities	15	—
Deferred income tax (benefit)/expense	(977)	(78)
Interest capitalized on negative amortizing loans	(12)	(276)
Federal Home Loan Bank stock dividends	—	(93)
Net change in:
Deferred loan costs	(32)	(216)
Accrued interest receivable	(179)	14
Other assets	(597)	69
Accrued interest payable and other liabilities	(223)	(540)

Net cash provided by operating activities	2,425	862
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	1,357	4,476
Purchases of securities available-for-sale	(22,500)	—
Loan originations and principal collections, net	(12,277)	(33,101)
Proceeds from sale of real estate owned	390	328
Additions to premises and equipment	(76)	(11)

Net cash provided by (used in) investing activities	(33,106)	(28,308)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	31,946	1,915
Net change in Federal Home Loan Bank open line	1,895	(23,400)
Repayments of Federal Home Loan Bank advances	(10,000)	(5,000)
Proceeds from Federal Home Loan Bank advances	—	50,000
Purchase of treasury stock	(3)	(1,060)
Issuance costs on preferred stock	(13)	—
Tax benefit/(loss) from RRP shares vesting	(4)	—
Dividends paid on preferred stock	(240)	—
Dividends paid on common stock	(742)	(783)

Net cash provided by (used in) financing activities	22,839	21,672

Net change in cash and cash equivalents	(7,842)	(5,774)

Cash and cash equivalents at beginning of period	19,237	21,796

Cash and cash equivalents at end of period	$11,395	$16,022

Supplemental disclosures of cash flow information
Transfers of loans to other real estate owned	6,234	764

See accompanying notes to consolidated financial statements

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2008	—	$54	$67,537	$42,192	$(23,685)	$(2,031)	$—	$8	$84,075
Comprehensive income:
Net loss	—	—	—	(529)	—	—	—	—	(529)
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	201	201

Total comprehensive loss									(328)

Forfeiture and retirement of RRP	—	—	4	—	(4)	—	—	—	—
ESOP forfeitures used to reduce ESOP contribution	—	—	(35)	—	—	—	—	—	(35)
Stock option compensation expense	—	—	167	—	—	—	—	—	167
Stock awards earned	—	—	369	—	—	—	—	—	369
Issuance of stock awards	—	—	(131)	—	131	—	—	—	—
Issuance of 19,300 shares of preferred stock, net of issuance costs of $42	$19,258	—	—	—	—	—	—	—	19,258
Issuance of warrants for 280,795 shares of common stock and amortization of preferred stock discount	$(190)	—	193	(3)	—	—	—	—	—
Purchase of 149,924 shares of treasury stock	—	—	—	—	(2,178)	—	—	—	(2,178)
Employee stock ownership plan shares earned	—	—	78	—	—	508	—	—	586
Tax benefit/(loss) of RRP shares vesting	—	—	(27)	—	—	—	—	—	(27)
Dividends declared ($.74 per common share)	—	—	—	(3,058)	—	—	—	—	(3,058)
Preferred stock dividends	—	—	—	(106)	—	—	—	—	(106)

Balance at December 31, 2008	$19,068	$54	$68,155	$38,496	$(25,736)	$(1,523)	$—	$209	$98,723
Comprehensive income (loss):
Net loss	—	—	—	(2,578)	—	—	—	—	(2,578)
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	(294)	(294)

Total comprehensive loss									(2,872)

Stock option compensation expense	—	—	21	—	—	—	—	—	21
Stock awards earned	—	—	46	—	—	—	—	—	46
Additional issuance costs on preferred stock	$(13)	—	—	—	—	—	—	—	(13)
Amortization of preferred stock discount	$10	—	—	(10)	—	—	—	—	—
Purchase of 403 shares of treasury stock	—	—	—	—	(3)	—	—	—	(3)
Employee stock ownership plan shares earned	—	—	(47)	—	—	127	—	—	80
Tax benefit/(loss) of RRP shares vesting	—	—	(4)	—	—	—	—	—	(4)
Dividends declared ($.10 per common share)	—	—	—	(380)	—	—	—	—	(380)
Preferred stock dividends	—	—	—	(240)	—	—	—	—	(240)

Balance at March 31, 2009	$19,065	$54	$68,171	$35,288	$(25,739)	$(1,396)	$—	$(85)	$95,358

See accompanying notes to consolidated financial statements

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Amounts in thousands of dollars, except share and per share data)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) and its wholly owned subsidiary Pacific Trust Bank (the Bank) as of March 31, 2009 and December 31, 2009 and for the three month periods ended March 31, 2009 and March 31, 2008. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The December 31, 2008 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the disclosures required by U.S. generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2009. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Summary of Significant Accounting Policies

Nature of Operations: The principal business of the Company is the ownership of the Bank. The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (FHLB) system, which maintains insurance on deposit accounts with the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation.

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

Accounting for Uncertainty in Income Taxes (“FIN 48”): A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has approximately $109 thousand of total gross unrecognized tax benefits at March 31, 2009, which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2004 and for all state income taxes through 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at March 31, 2009.

New Accounting Pronouncements: In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. (FSP EITF 03-6-1). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method of FASB Statement No. 128, Earnings Per Share. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Impact of adoption had no material impact on the current or comparative period earnings per share calculation.

Recently Issued and Not Yet Effective Accounting Pronouncements : In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter.

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

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and is being repaid by the ESOP with funds from the Bank’s contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. Dividends on allocated and/or unearned shares first reduce accrued interest and second reduce principal.

Note 4 – Employee Stock Compensation

Stock Options

A Stock Option Plan (“SOP”) provides for issue of options to directors, officers, and employees. The Company adopted the SOP in April of 2003 under the terms of which up to 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period beginning on their one year anniversary after the date of grant. The options expire ten years from the date of grant. As of March 31, 2009, the Company had 483,196 options outstanding. There were no options granted during the three months ended March 31, 2009. There were no shares forfeited for the three months ended March 31, 2009 and 1,000 shares forfeited for the three months ended March 31, 2008.

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

The following table represents stock option activity for the three months ended March 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	483,196	$18.33
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period	483,196	$18.33	4.51	$—

Options exercisable at end of period	447,386	$18.14	4.36	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. SFAS 123(R) requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5% for senior management and the board of directors and 45% for all other employees. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. The Company recorded stock compensation expense of $21 thousand and $79 thousand as salary and employee benefits expense during the three months ended March 31, 2009 and March 31, 2008 respectively. As of March 31, 2009, there was a total of $50 thousand of total unrecognized compensation costs related to 35,810 nonvested options in the plan.

Options outstanding at March 31, 2009 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17 - $22	459,196	4.42	17.88	430,186	17.80
$22 - $25	—	—	—	—	—
$25 - $29	24,000	6.18	26.88	17,200	26.69

Outstanding at quarter end	483,196			447,386

Recognition and Retention Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Pursuant to its 2003 stock-based incentive plan, the Company awarded 220,600 shares of RRP awards since inception of the plan. There were no shares granted during the three months ended March 31, 2009. There were no shares forfeited for the three months ended March 31, 2009 and 2008. Compensation expense for RRP awards totaled approximately $46 thousand for the three months ended March 31, 2009 and $177 thousand for the three months ended March 31, 2008. As of March 31, 2009, there was a total of $97 thousand unrecognized compensation cost related to 13,400 nonvested RRP awards granted under the plan.

As described in Note 14 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the plan allows for the issuance of RRP awards that may not be sold or otherwise transferred until the restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally five years). The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest and then amortized over the vesting period.

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

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Basic
Net income/(loss)	(2,578)	1,166
Less: Dividends on preferred stock	(240)	0
Less Imputed dividends	(10)	0
Net income/(loss) available to common shareholders	$(2,828)	$1,166

Weighted average common shares outstanding	4,142,414	4,191,734

Basic earnings per share	$(.68)	$.28

Diluted
Net income	$(2,829)	$1,166

Weighted average common shares outstanding for basic earnings per common share	4,142,414	4,191,734
Add: Dilutive effects of stock options	0	0
Add: Dilutive effects of stock awards	0	1

Average shares and dilutive potential common shares	4,142,414	4,191,735

Diluted earnings per common share	$(.68)	$.28

All outstanding options and shares of common stock were not considered in computing diluted earnings per common share for the period ending March 31, 2009 because they were anti-dilutive. Stock options for 470,396 shares and 25,000 shares of common stock were not considered in computing diluted earnings per common share for the period ending March 31, 2008 because they were anti-dilutive.

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

Real Estate Owned Assets. Real estate owned assets are recorded at fair value at the time of foreclosure. The fair value of real estate owned assets is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring and Non Recurring Basis

Available for sale securities are measured at fair value on a recurring basis, impaired loans and real estate owned are measured at fair value on a non-recurring basis.

	Fair Value Measurements at March 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
Available for sale securities (recurring)	—	38,394	—
Impaired loans (non recurring)	—	—	19,946
Real estate owned assets (non recurring)	—	—	5,888

The following represent impairment charges recognized during 2009:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $34.2 million, net of a valuation allowance of $14.3 million at March 31, 2009. During the quarter ended March 31, 2009, a net provision of $5.4 million was made for these loans. At December 31, 2008, impaired loans had a carrying amount of $39.7 million, net of a valuation allowance of $13.8 million, During the year ended December 31, 2008, a provision of $12.1 million was made for those loans.

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Tow)	Significant Unobservable Inputs (Level Three)
Assets
Available for sale securities (recurring)	—	17,565	—
Impaired loans (non recurring)	—	—	25,956

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. During the quarter ended March 31, 2009, the Company determined that securities with a book value of $15 thousand was other-than-temporarily impaired due to current market conditions and the restricted ability to sell the security and was written off.

NOTE 7—Preferred Stock

On November 21, 2008, as part of the United States Department of the Treasury’s (the “Treasury”) Capital Purchase Program made available to certain financial institutions in the U.S. pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company and the Treasury entered into a Letter Agreement including the Securities Purchase Agreement – Standard Terms Incorporated therein (the “Purchase Agreement”) pursuant to which the Company issued to the Treasury in exchange for aggregate consideration of $19.3 million, (i) 19,300 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 280,795 shares (the “Warrant Common Stock”), of the Company’s common stock, par value $0.01 per share, with an exercise price of $10.31 per share.

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

Upon receipt of the aggregate consideration from the Treasury on November 21, 2008, the Company allocated $19.3 million proceeds on a pro rata basis to the Series A Preferred Stock and the Warrant based on relative fair values. In estimating the fair value of the Warrant, the Company utilized the Black-Scholes model which includes assumptions regarding the Company’s common stock prices, stock price volatility, dividend yield, the risk free interest rate and the estimated life of the Warrant. The fair value of the Series A Preferred Stock was determined using a discounted cash flow methodology and a discount rate of 13.0%. As a result, the Company assigned $193 thousand of the aggregate proceeds to the Warrant and $19.1 million to the Series A Preferred Stock. The value assigned to the Series A Preferred Stock will be amortized up to the $19.3 million liquidation value of the Series A Preferred Stock, with the cost of such amortization being reported as additional preferred stock dividends. This results in a total dividend with a consistent effective yield of 8.41% over a five year period, which is the expected life of the Series A Preferred Stock.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at March 31, 2009 to its financial condition at December 31, 2008 and the results of operations for the three month ended March 31, 2009 to the same period in 2008. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Assets. The Company’s total assets increased by $19.8 million, or 2.3%, to $896.3 million at March 31, 2009 from $876.5 million at December 31, 2008. The increase primarily reflected the growth in the balance of available-for-sale securities portfolio in the amount of $20.8 million.

Investments. Securities classified as available-for-sale of $38.4 million at March 31, 2009 increased $20.8 million from December 31, 2008 due to the purchase of mortgage-backed securities during the period totaling $22.5 million.

Loans. Loans receivable, net of valuation allowances, decreased by $911 thousand, or 0.11%, to $792.1 million at March 31, 2009 from $793.0 million at December 31, 2008. This was the result of an increase in the allowance for loan losses (general valuation allowances plus allowances for impaired loans) of $2.1 million. Total loans receivable before the allowance for loan losses increased $1.2 million and loan production for the period ending March 31, 2009 was $32.2 million. The loan production was primarily attributable to growth in the Company’s Green account loan product. The Company’s ability to originate loans has been largely unaffected by the turmoil in the secondary mortgage markets given that all loans originated are kept in portfolio. The Company’s strong capital ratios coupled with being a portfolio lender has allowed the Company to take advantage of the current market and compete with other lenders who have liquidity or capital constraints and have reduced lending operations.

The following table presents the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	March 2009		December 2008
	Amount	Percent	Amount	Percent
Real Estate
One- to four-family	$459,241	56.71%	$460,316	56.92%
Commercial and multi-family	97,568	12.05	98,062	12.12
Construction	7,877	0.97	17,835	2.21
Consumer:
Real estate secured-first trust deeds (Green acct)*	203,157	25.08	192,586	23.81
Real estate secured-second trust deeds (Green acct)*	9,317	1.15	8,252	1.02
Other real estate and land secured (Green acct)*	19,072	2.35	18,253	2.26

Green account subtotal	231,546	28.58	219,091	27.09
Other	12,529	1.55	12,313	1.52
Commercial	1,121	0.14	1,133	0.14
Total loans	809,882	100.00%	808,750	100.00%

Net deferred loan origination costs	2,612		2,581

Allowance for loan losses	(20,360)		(18,286)

Total loans receivable, net	$792,134		$793,045

*	At 3/31/09, these totals included $231.5 million of the Company’s Green account loans, of which $212.5 million was secured by one-to four- family properties, $15.0 million was secured by commercial properties, $2.7 million was secured by multi-family properties and $1.3 million was secured by land. At 12/31/08, these totals included $219.1 million of the Company’s Green account loans, of which $200.8 million was secured by one-to four- family properties, $14.9 million was secured by commercial properties, $2.5 million was secured by multi-family properties and $798 thousand was secured by land.

At March 31, 2009, the Company had a total of $348.5 million in interest-only mortgage loans (including Green accounts) and $36.7 million in loans with the potential for negative amortization. At December 31, 2008, the Company had a total of $347.6 million in interest-only mortgage loans and $37.3 million in loans with the potential for negative amortization. The Company no longer originates loans with the potential for negative amortization. The Company continues to originate interest-only loans and growth in those loans is primarily attributable to growth in the Company’s Green account loan product, which by its nature, is an interest-only product. Negatively amortizing and interest-only loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization which could result in a larger amount outstanding. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards.

Allowance for Loan Losses. The allowance for loan losses at March 31, 2009 was $20.4 million, which represented 2.5% of the loans outstanding at March 31, 2009, as compared to $18.3 million, or 2.3%, of the loans outstanding at December 31, 2008.

Management assesses the allowance for loan losses monthly. While management uses available information to recognize losses on loans future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2009 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. See further discussion in subsection entitled “Operating Results-Provision for Loan Losses.”

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the three months ended March 31, 2009 and the year ended December 31, 2008:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Balance, beginning of period	$18,286	$6,240
Provision for loan losses	6,998	13,547
Total loans charged off	(4,924)	(1,551)
Total recoveries	—	50

Balance, end of period	20,360	18,286

Charge-offs totaled $4.9 million for the period ending March 31, 2009 and consisted primarily of a $4.7 million write down to fair value at the time of foreclosure on one construction loan that is included in the Company’s real estate owned balance at March 31, 2009.

Delinquent Loans. The following table sets forth our loan delinquencies by type, number, and amount at March 31, 2009.

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		Greater than 90 days
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
One- to four-family	2	$1,471	11	$5,989	13	$7,460
Commercial and multi-family real estate	—	—	—	—	—	—
Home equity	—	—	1	92	1	92
Real estate secured-first trust deeds (Green acct)	—	—	4	6,554	4	6,554
Real estate secured-second trust deeds (Green acct)	—	—	1	165	1	165
Construction	—	—	1	7,877	1	7,877
Commercial	—	—	—	—	—	—
Land	1	345	—	—	1	345
Consumer	—	—	—	—	—	—

	3	$1,816	18	$20,677	21	$22,493

Delinquent loans to total gross loans		0.22%		2.55%		2.78%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio and includes those loans on nonaccrual status (which are listed above in the nonaccrual loan table), loans that have been restructured resulting in a troubled debt classification and impaired loans. The Company ceases accruing interest, and therefore classifies as nonaccrual, any loan as to which principal or interest has been in default for a period of greater than 90 days, or if repayment in full of interest or principal is not expected. Of the non-performing loan balance, six loans totaling $4.0 million were current as of March 31, 2009 but were still considered impaired.

	March, 2009	December, 2008
Non-performing loans:
One- to four-family	$13,517	$13,283
Commercial and Multi-family real estate	5,412	5,412
Home equity	92	92
Real estate secured-first trust deeds (Green acct)	6,907	790
Real estate secured-second trust deeds (Green acct)	606	—
Construction	7,877	17,835
Commercial	—	—
Land	11,163	9,377
Consumer	—	—

Total non-performing loans	$45,574	$46,789

Real estate owned, net	5,888	158
Total non-performing assets	$51,462	$46,947

Non-performing assets to total assets	5.74%	5.36%

Total non-performing loans decreased $1.2 million to $45.6 million at March 31, 2009 compared to $46.8 million at December 31, 2008. The Company utilizes estimated current market values when assessing loan loss provisions for collateral dependent loans. Troubled debt restructured loans totaled $15.8 million at March 31, 2009 compared to $9.0 million at December 31, 2008 and are included in the non-performing loan balance. These loans were previously delinquent and were brought current by way of modification that required guideline exceptions beyond the normal scope.

Real estate owned assets. At March 31, 2009, other real estate acquired in settlement of loans totaled $5.9 million, compared to $158 thousand at December 31, 2008, based on the fair value of the collateral, and primarily consisted of one construction loan totaling $5.3 million and two single family properties totaling $610 thousand currently held for sale. The lead lender is currently performing a re-evaluation of the $5.3 million construction project and future adjustments to the property value will be made as deemed necessary.

Deposits. Total deposits increased by $31.9 million, or 5.3%, to $630.1 million at March 31, 2009 from $598.2 million at December 31, 2008. Certificate of deposit accounts increased $22.2 million, or 6.1%, to $387.5 million and savings accounts increased $12.6, or 13.0%, to $109.4 million due to competitive rate offering terms. Money market accounts decreased $8.2 million, or 10.0%, to $73.7 million as customers continue to move to accounts offering substantially higher rates paid by the Bank and its’ competitors.

FHLB Advances. Due to the increase in deposit balances, the Company’s Federal Home Loan Bank advances decreased $8.1 million to $166.9 million.

Equity. Equity decreased $3.3 million, or 3.4% to $95.4 million at March 31, 2009 from $98.7 million at December 31, 2008. The net decrease was primarily due to total net loss of $2.6 million, the payment of dividends on common stock in the amount of $380 thousand and the payment of dividends on preferred stock in the amount of $240 thousand. Equity increased primarily due to ESOP shares earned of $80 thousand and stock awards earned of $46 thousand.

Comparison of Operating Results for the Three Months ended March 31, 2009 and 2008

General. Net loss for the three months ended March 31, 2009 was $2.6 million, reflecting a $3.7 million decrease over the same period of the prior year. The decrease resulted from the fluctuations described below.

Interest income. Interest income increased by $725 thousand, or 6.4%, to $12.1 million for the three months ended March 31, 2009 from $11.3 million for the three months ended March 31, 2008. This was due to a $103.8 million increase in average interest earning assets from $744.5 million at March 31, 2008 to $848.3 million at March 31, 2009.

Interest income on securities increased $642 thousand to $717 thousand for the three months ended March 31, 2009 from $75 thousand for the three months ended March 31, 2008 due to a $26.5 million increase in the average balance of the securities portfolio resulting from mortgage backed security purchases made during the period.

Interest income on loans increased $202 thousand, or 1.8% to $11.3 million for the three months ended March 31, 2009 from $11.1 million for the three months ended March 31, 2008. The primary factor for the increase in interest income was a $74.6 million increase in the average balance of loans receivable from $722.7 million at March 31, 2008 to $797.3 million at March 31, 2009. The increase in interest income on loans receivable was partially reduced by a 48 basis point reduction in the average yield on loans receivable to 5.68% due to a general decline in market interest rates.

Interest income on other interest-earning assets decreased $119 thousand to $16 thousand for the three months ended March 31, 2009 from $135 thousand for the three months ended March 31, 2008 as the Federal Home Loan Bank of San Francisco did not pay stock dividends for the first quarter of 2009. Future dividends received will be subject to economic conditions and the ability of the Federal Home Loan Bank to pay them.

Interest Expense. Interest expense decreased $1.0 million or 16.8%, to $5.2 million for the three months ended March 31, 2009 compared to $6.2 million for the three months ended March 31, 2008. Interest expense on deposits decreased approximately $1.5 million, or 28.0%, to $3.7 million for the three months ended March 31, 2009 from $5.2 million for the same period in 2008. Although the average balance of deposits increased $43.4 million from $560.5 million at March 31, 2008 to $603.9 million at March 31, 2009, interest expense was reduced by a 100 basis point decrease in the Company’s cost of funds resulting from a decrease in short term interest rates. Interest expense on Federal Home Loan Bank advances increased $400 thousand, or 38.1%, to $1.4 million for the three months ended March 31, 2009 from $1.0 million for the same period in 2008 due to a $54.0 million increase in the average balance of the Federal Home Loan Bank advances which were used to fund loan demand. Although interest expense on Federal Home Loan Bank advances increased, rates paid on those advances decreased by 20 basis points. This decline reflected the substantial decrease in short term market interest rates as a result of the Federal Open Market Committee of the Federal Reserve Board’s (“FOMC”) decision to reduce the overnight lending rate in response to the continued liquidity crisis in the credit markets and recessionary concerns.

Net Interest Income. Net interest income before the provision for loan losses increased $1.8 million, or 34.5%, to $6.9 million for the three months ended March 31, 2009 from $5.1 million for the three months ended March 31, 2008. This was due to a $103.8 million increase in average interest earning assets as well as a 100 basis point decline in the Company’s average cost of funds. As a result, the Company’s margins have substantially increased with the net interest spread increasing 60 basis points to 3.00%, and the net interest margin increasing 50 basis points to 3.25%.

Provision for Loan Losses. A provision for loan losses of $7.0 million was recorded for the three months ended March 31, 2009 compared to a $405 thousand provision recorded for the three months ended March 31, 2008. Increased provision levels reflect the continued challenges in the real estate market as well as the continued high level of non-performing loan balances and loans charged-off. Year-to-date charge-offs totaled $4.9 million compared to $731 thousand at March 31, 2008. The current year net charge-offs consisted primarily of one construction loan totaling $4.7 million. In addition, the Company increased the FAS 5 factors related to certain home equity loan products due to the continued market deterioration.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, declining property values and prevailing economic conditions. In this regard, approximately 95% of our loans are to individuals and businesses in southern California. California, in general, and more specifically, San Diego and Riverside counties, are considered to be among the most distressed real estate markets in the country. The Company’s loss provisions have primarily been attributable to construction and land development loans. In assessing loan loss provisions, the Company utilizes current market values for collateral dependent loans. Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, and home equity and consumer loans, are evaluated in the aggregate using historical loss factors adjusted for current economic conditions as experienced by the Company. Large balance and/or more complex loans, such as multi-family, construction, and commercial real estate loans, and classified loans, are evaluated individually for impairment. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Noninterest Income. Noninterest income decreased $195 thousand, or 33.6%, to $385 thousand for the three months ended March 31, 2009 compared to $580 thousand for the same period of the prior year primarily due to decreased performance in the bank owned life insurance investment as a result of current market conditions.

Noninterest Expense. Noninterest expense decreased $7 thousand, or 0.2%, to $3.6 million for the three months ended March 31, 2009. This net decrease was primarily the result of a $143 thousand decrease in salaries and employee benefits and a $37 thousand decrease in advertising expenses. Additionally, other general and administrative expenses increased $135 thousand and occupancy expenses increased $52 thousand.

Salaries and employee benefits represented 49.5% and 53.4% of total noninterest expense for the three months ended March 31, 2009 and March 31, 2008, respectively. Total salaries and employee benefits decreased $143 thousand, or 7.5%, to $1.8 million for the three months ended March 31, 2009 from $1.9 million for the same period in 2008 primarily due to lower ESOP compensation expense resulting from a decrease in the fair market value of the Company’s stock during the current year. Additionally, stock award and option expenses have decreased as a majority of the awards finished vesting in 2008.

Advertising expenses decreased $37 thousand, or 43.0 % to $49 thousand resulting from less marketing and radio ads for the first quarter of 2009.

Increases in other general and administrative expenses of $135 thousand, or 30.3% to $580 thousand for the three months ended March 31, 2009 compared to $445 thousand for the same period in the prior year were primarily due to increases in loan servicing expenses, foreclosure expenses as well as increases security impairment charges.

Occupancy expenses increased $52 thousand, or 11.7% to $498 thousand for the three months ended March 31, 2009 compared to $446 thousand for the three months ended March 31, 2008 primarily due to increased maintenance expenses and uncapitalized equipment purchases.

Income Tax Expense. An income tax benefit of $720 thousand was recorded for the three months ended March 31, 2009 due to the net loss incurred. The effective tax rate was (21.8)% and 32.0% for the periods ending March 31, 2009 and 2008, respectively. The effective tax rate for the current period was based on projected net income for the year under the guidelines of FIN18.

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

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At March 31, 2009, the total approved loan origination commitments outstanding amounted to $1.4 million. At the same date, unused lines of credit were $58.7 million and outstanding letters of credit totaled $645 thousand. There were no securities scheduled to mature in one year or less at March 31, 2009. Certificates of deposit scheduled to mature in one year or less at March 31, 2009, totaled $341.0 million. Based on the competitive rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at March 31, 2009 to borrow an additional $135.7 million from the Federal Home Loan Bank of San Francisco as well as $6.1 million from Pacific Coast Bankers Bank as additional funding sources to meet commitments and for liquidity purposes. The Bank has Federal Home Loan Bank advances of $76.9 million maturing within the next 12 months. The Bank intends to replace these advances with new borrowings from the Federal Home Loan Bank or deposits depending on market conditions. To management’s knowledge, there are no current events that will result or are reasonably likely to result in a material increase or decrease in the Bank’s liquidity.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total equity of the Bank was $73.2 million at March 31, 2009, or 8.2% of total assets on that date. As of March 31, 2009, the Bank exceeded all capital requirements of the Office of Thrift Supervision and is deemed “well-capitalized.” The Bank’s regulatory capital ratios at March 31, 2009 were as follows: core capital 8.09%; Tier 1 risk-based capital, 10.69%; and total risk-based capital, 11.59%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively. The Bank’s regulatory capital ratios at December 31, 2008 were as follows: core capital 8.64%, Tier I risk-based capital, 11.50% and total risk-based capital, 12.18%.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. Increases in interest rates would be expected to have a negative impact on the Bank’s operating results. As of December 31, 2008, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 2% increase in interest rates was a decrease of 49 basis points and would result in a $3.9 million decrease in the NPV of the Bank. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2008, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. The net portfolio value analysis was unable to produce results for the minus 200 and 300 basis point scenario for the quarter ended December 31, 2008.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$83,990	579	1%	9.51%	20bp
+ 200 bp	87,284	3,873	5%	9.80%	49bp
+ 100 bp	87,062	3,651	4%	9.73%	42bp
0 bp	83,411	—	—	9.31%	0bp
- 100 bp	82,381	(1,030)	(1)%	9.17%	(14)bp

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

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2009 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

See the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended March 31, 2009 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
01/1/09-01/31/09	403	8.22	—	0
02/1/09-0/28/09	—	—	—	0
03/1/09-03/31/09	—	—	—	0

The Company has terminated the buyback plan in connection with its participation in the TARP Capital Purchase program however, future purchases may be made by the Company if they are related to employee stock benefit plans, consistent with past practices. The purchases made during the period were tax liability sales related to employee stock benefit plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	None

(b)	None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data

(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A.	****

3.3	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

4.1	Form of Preferred Stock Certificate of First PacTrust Bancorp, Inc.	****

4.2	Warrant to purchase shares of the Registrant’s common stock dated November 21, 2008	****

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

10.2	Severance Agreement with Melanie Yaptangco, formerly Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

10.7	Named Executive Officers Salary and Bonus Arrangements for 2009 and Director Fee Arrangements for 2009.	*****

10.8	Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated November 21, 2008, between First PacTrust Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the warrant.	****

10.9	Form of Compensation Modification Agreement and Waiver, executed by each of Hans R. Ganz, James P. Sheehy, Melanie M. Yaptangco, Regan J. Lauer, Rachel M. Carillo, and Lisa R. Goodwin.	****

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Horwath LLP	None

24.0	Power of Attorney, included in signature pages	None

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.0	Section 1350 of The Sarbanes-Oxley Act Certification	32

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.

**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

****	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K. Filed on November 21, 2008. Such information is hereby incorporated by reference.

*****	Included in the Registrant’s definitive proxy statement filed on March 23, 2009. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)	Exhibits—Included, see list in (a)(3).

(c)	Financial Statement Schedules—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: May 15, 2009	/s/ Hans R. Ganz
Hans R. Ganz President and Chief Executive Officer

Date: May 15, 2009	/s/ Regan Lauer
Regan Lauer Senior Vice President/ Controller (Principal Financial and Accounting Officer)