Form 10-K/A
period 2008-12-31
FIRST PACTRUST BANCORP INC
filed 2009-07-02
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 000-49806

First PacTrust Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	04-3639825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

610 Bay Boulevard, Chula Vista, California	91910
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (619) 691-9741

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐     NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐      NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one)

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer___	Smaller reporting company filer X
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sale price of such stock on the Nasdaq Global Market as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $34.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 6, 2009, there were 4,232,465 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

The purpose of this amendment (Amendment No. 1) on Form 10-K/A to the Annual Report on Form 10-K of First PacTrust Bancorp, Inc. for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission on March 6, 2009, is to include the correct consent of our independent registered public accounting firm in Exhibit 23, which was inadvertently omitted from the original 10-K filing.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any other disclosures. Information not affected by the amendment is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First PacTrust Bancorp, Inc.

Date: July 2, 2009	By:	/s/ Hans R. Ganz
Hans R. Ganz, President and Chief Executive Officer Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Hans R. Ganz	/s/ Alvin L. Majors
Hans R. Ganz, President and Director (Principal Executive Officer)	Alvin L. Majors, Chairman of the Board

Date: July 2, 2009	Date: July 2, 2009

/s/ Donald M. Purdy	/s/ Donald A. Whitacre
Donald M. Purdy, Director	Donald A. Whitacre, Director

Date: July 2, 2009	Date: July 2, 2009

/s/ Francis P. Burke	/s/ Kenneth W. Scholz
Francis P. Burke, Director	Kenneth W. Scholz, Director

Date: July 2, 2009	Date: July 2, 2009

/s/ Regan J. Lauer
Regan J. Lauer
Senior Vice President/Controller (Principal Financial and Accounting Officer)

July 2, 2009

INDEX TO EXHIBITS

23	Consent of Accountants

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certification