Form 10-Q
period 2009-06-30
FIRST PACTRUST BANCORP INC
filed 2009-08-06
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 6, 2009 the Registrant had 4,248,621 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$5,103	$6,629
Federal funds sold	705	8,835
Interest-bearing deposits	5,850	3,773

Total cash and cash equivalents	11,658	19,237
Interest-bearing deposit in other financial institution	893	893
Securities available-for-sale	43,542	17,565
Federal Home Loan Bank stock, at cost	9,364	9,364
Loans receivable, net of allowance of $14,603 at June 30, 2009 and $18,286 at December 31, 2008	781,558	793,045
Accrued interest receivable	4,223	4,008
Real estate owned, net	8,147	158
Premises and equipment, net	4,344	4,448
Bank owned life insurance investment	17,751	17,565
Other assets	12,158	10,237

Total assets	$893,638	$876,520

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$14,959	$14,697
Interest-bearing	613,631	583,480

Total deposits	628,590	598,177
Advances from Federal Home Loan Bank	165,500	175,000
Accrued expenses and other liabilities	3,906	4,620

Total liabilities	797,996	777,797
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference, 5,000,000 shares authorized, 19,300 shares issued and outstanding at June 30, 2009 and December 31, 2008	19,075	19,068
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	68,114	68,155
Retained earnings	35,535	38,496
Treasury stock, at cost (June 30, 2009 - 1,196,379 shares, December 31, 2008 - 1,192,832 shares)	(25,763)	(25,736)
Unearned employee stock ownership plan shares (June 30, 2009 - 105,800 shares, December 31, 2008 - 126,960 shares)	(1,270)	(1,523)
Accumulated other comprehensive income/(loss)	(103)	209

Total shareholders’ equity	95,642	98,723

Total liabilities and shareholders’ equity	$893,638	$876,520

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income (Loss)

(In thousands of dollars except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$10,964	$11,079	$22,295	$22,208
Securities	1,098	—	1,815	75
Dividends and other interest-earning assets	32	151	48	286

Total interest income	12,094	11,230	24,158	22,569
Interest expense
Deposits	3,444	4,217	7,165	9,382
Federal Home Loan Bank advances	1,372	1,306	2,821	2,355

Total interest expense	4,816	5,523	9,986	11,737

Net interest income	7,278	5,707	14,172	10,832
Provision for loan losses	2,688	5,486	9,686	5,891

Net interest income after provision for loan losses	4,590	221	4,486	4,941
Noninterest income
Customer service fees	349	400	682	774
Mortgage loan prepayment penalties	10	15	10	47
Income from bank owned life insurance	144	145	188	316
Other income	5	3	13	6

Total noninterest income	508	563	893	1,143
Noninterest expense
Salaries and employee benefits	1,616	1,630	3,387	3,544
Occupancy and equipment	482	460	980	906
Advertising	46	97	95	183
Professional fees	148	126	299	256
Stationary, supplies, and postage	83	84	175	192
Data processing	230	265	496	523
ATM costs	92	92	177	202
FDIC expense	769	119	894	238
Operating loss on equity investment	87	89	174	178
Other general and administrative	663	303	1,118	629

Total noninterest expense	4,216	3,265	7,795	6,851

Income/(loss) before income tax expense/(benefit)	882	(2,481)	(2,416)	(767)
Income tax expense/(benefit)	197	(685)	(523)	(137)

Net income/(loss)	$685	$(1,796)	$(1,893)	$(630)

Dividends and discount on preferred stock	$251	$—	$501	$—

Net income/(loss) available to common shareholders	434	(1,796)	(2,394)	(630)
Basic	$.10	$(.43)	$(.58)	$(.15)

Diluted	$.10	$(.43)	$(.58)	$(.15)

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars) (Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(1,893)	$(630)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Provision for loan losses	9,686	5,891
Net accretion of securities	(782)	(53)
Depreciation and amortization	223	228
Employee stock ownership plan compensation expense	159	346
Stock option compensation expense	32	122
Stock award compensation expense	65	267
Bank owned life insurance income	(188)	(316)
Operating loss on equity investment	174	178
Impairment of securities	15	—
Loss on sale of property and equipment	2	—
Deferred income tax (benefit)/expense	(1,026)	(114)
Interest capitalized on negative amortizing loans	(15)	(441)
Federal Home Loan Bank stock dividends	—	(191)
Net change in:
Deferred loan costs	(25)	(374)
Accrued interest receivable	(32)	(25)
Other assets	(737)	(310)
Accrued interest payable and other liabilities	(93)	(518)

Net cash provided by operating activities	5,565	4,060
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	4,371	4,476
Purchases of securities available-for-sale	(30,294)	—
Loan originations and principal collections, net	(9,946)	(67,452)
Redemption/(purchase) of Federal Home Loan Bank stock	—	(1,159)
Proceeds from sale of real estate owned	3,640	328
Additions to premises and equipment	(121)	(28)

Net cash provided by (used in) investing activities	(32,350)	(63,835)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	30,413	(8,924)
Net change in Federal Home Loan Bank open line	15,500	7,300
Repayments of Federal Home Loan Bank advances	(25,000)	(35,000)
Proceeds from Federal Home Loan Bank advances	—	90,000
Purchase of treasury stock	(27)	(1,580)
Issuance costs on preferred stock	(13)	—
Tax benefit/(loss) from RRP shares vesting	(44)	(25)
Dividends paid on preferred stock	(481)	—
Dividends paid on common stock	(1,142)	(1,555)

Net cash provided by (used in) financing activities	19,206	50,216

Net change in cash and cash equivalents	(7,579)	(9,559)

Cash and cash equivalents at beginning of period	19,237	21,796

Cash and cash equivalents at end of period	$11,658	$12,237

Supplemental disclosures of cash flow information
Transfers of loans to other real estate owned	11,787	764

See accompanying notes to consolidated financial statements

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Unearned Stock Awards	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2008	—	$54	$67,537	$42,192	$(23,685)	$(2,031)	$—	$8	$84,075
Comprehensive income:
Net loss	—	—	—	(529)	—	—	—	—	(529)
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	201	201

Total comprehensive loss									(328)

Forfeiture and retirement of RRP	—	—	4	—	(4)	—	—	—	—
ESOP forfeitures used to reduce ESOP contribution	—	—	(35)	—	—	—	—	—	(35)
Stock option compensation expense	—	—	167	—	—	—	—	—	167
Stock awards earned	—	—	369	—	—	—	—	—	369
Issuance of stock awards	—	—	(131)	—	131	—	—	—	—
Issuance of 19,300 shares of preferred stock, net of issuance costs of $42	$19,258	—	—	—	—	—	—	—	19,258
Issuance of warrants for 280,795 shares of common stock and amortization of preferred stock discount	$(190)	—	193	(3)	—	—	—	—	—
Purchase of 149,924 shares of treasury stock	—	—	—	—	(2,178)	—	—	—	(2,178)
Employee stock ownership plan shares earned	—	—	78	—	—	508	—	—	586
Tax benefit/(loss) of RRP shares vesting	—	—	(27)	—	—	—	—	—	(27)
Dividends declared ($.74 per common share)	—	—	—	(3,058)	—	—	—	—	(3,058)
Preferred stock dividends	—	—	—	(106)	—	—	—	—	(106)

Balance at December 31, 2008	$19,068	$54	$68,155	$38,496	$(25,736)	$(1,523)	$—	$209	$98,723
Comprehensive income (loss):
Net loss	—	—	—	(1,893)	—	—	—	—	(1,893)
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	(312)	(312)

Total comprehensive loss									(2,205)

Stock option compensation expense	—	—	32	—	—	—	—	—	32
Stock awards earned	—	—	65	—	—	—	—	—	65
Additional issuance costs on preferred stock	$(13)	—	—	—	—	—	—	—	(13)
Amortization of preferred stock discount	$20	—	—	(20)	—	—	—	—	—
Purchase of 3,547 shares of treasury stock	—	—	—	—	(27)	—	—	—	(27)
Employee stock ownership plan shares earned	—	—	(94)	—	—	253	—	—	159
Tax benefit/(loss) of RRP shares vesting	—	—	(44)	—	—	—	—	—	(44)
Dividends declared ($.15 per common share)	—	—	—	(567)	—	—	—	—	(567)
Preferred stock dividends	—	—	—	(481)	—	—	—	—	(481)

Balance at June 30, 2009	$19,075	$54	$68,114	$35,535	$(25,763)	$(1,270)	$—	$(103)	$95,642

See accompanying notes to consolidated financial statements

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Amounts in thousands of dollars, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) and its wholly owned subsidiary Pacific Trust Bank (the Bank) as of June 30, 2009 and December 31, 2008 and for the three and six month periods ended June 30, 2009 and June 30, 2008. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan losses, other real estate owned and the fair value of financial instruments are particularly subject to change.

Accounting for Uncertainty in Income Taxes (“FIN 48”): A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has approximately $109 thousand of total gross unrecognized tax benefits at June 30, 2009, which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2004 and for all state income taxes through 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at June 30, 2009.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. (FSP EITF 03-6-1). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method of FASB Statement No. 128, Earnings Per Share. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. The adoption of this FSP did not have a material impact on the current or comparative period earnings per share calculation.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material effect on the results of operations or financial position.

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

NOTE 4 – EMPLOYEE STOCK COMPENSATION

Stock Options

A Stock Option Plan (“SOP”) provides for issue of options to directors, officers, and employees. The Company adopted the SOP in April of 2003 under the terms of which up to 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period beginning on their one year anniversary after the date of grant. The options expire ten years from the date of grant. As of June 30, 2009, the Company had 465,196 exercisable options outstanding. There were no options granted during the six months ended June 30, 2009. There were 800 shares forfeited for the six months ended June 30, 2009 and 1,200 shares forfeited for the six months ended June 30, 2008.

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

The following table represents stock option activity for the six months ended June 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	483,196	$18.33
Granted	—	—
Exercised	—	—
Forfeited or expired	(800)	20.29

Outstanding at end of period	482,396	$18.32	4.24	$—

Options exercisable at end of period	465,196	$18.22	4.12	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. SFAS 123(R) requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5% for senior management and the board of directors and 45% for all other employees. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. The Company recorded stock compensation expense of $32 thousand and $122 thousand as salary and employee benefits expense during the six months ended June 30, 2009 and June 30, 2008 respectively. As of June 30, 2009, there was a total of $39 thousand of total unrecognized compensation costs related to 17,200 nonvested options in the plan.

Options outstanding at June 30, 2009 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17 - $22	458,396	4.16	17.88	447,996	17.90
$22 - $25	—	—	—	—	—
$25 - $29	24,000	5.92	26.88	17,200	26.69

Outstanding at quarter end	482,396			465,196

Recognition and Retention Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Pursuant to its 2003 stock-based incentive plan, the Company awarded 220,600 shares of RRP awards since inception of the plan. There were no shares granted during the six months ended June 30, 2009. There were no shares forfeited for the six months ended June 30, 2009 and 200 shares forfeited in 2008. Compensation expense for RRP awards totaled approximately $65 thousand for the six months ended June 30, 2009 and $267 thousand for the six months ended June 30, 2008. As of June 30, 2009, there was a total of $78 thousand unrecognized compensation cost related to 5,240 nonvested RRP awards granted under the plan.

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

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Basic
Net income/(loss)	$685	$(1,796)	$(1,893)	$(630)
Less: Dividends on preferred stock	(241)	0	(481)	0
Less Imputed dividends	(10)	0	(20)	0

Net income/(loss) available to common shareholders	$434	$(1,796)	$(2,394)	$(630)

Weighted average common shares outstanding	4,152,627	4,151,151	4,147,549	4,171,443

Basic earnings/(loss) per share	$.10	$(.43)	$(.58)	$(.15)

Diluted
Net income/(loss)	$434	$(1,796)	$(2,394))	$(630)

Weighted average common shares outstanding for basic earnings per common share	4,152,627	4,151,151	4,147,549	4,171,443
Add: Dilutive effects of stock options	0	0	0	0
Add: Dilutive effects of stock awards	0	0	0	0
Add: Dilutive effects of assumed exercised common stock warrants	0	0	0	0

Average shares and dilutive potential common shares	4,152,627	4,151,151	4,147,549	4,171,443

Diluted earnings/(loss) per common share	$.10	$(.43)	$(.58)	$(.15)

All outstanding options, shares of common stock and outstanding warrants were not considered in computing diluted earnings per common share for the period ending June 30, 2009 because they were anti-dilutive. They were anti-dilutive since the exercise prices were greater than the average market price of the common stock. Stock options for 470,396 shares and 25,000 shares of common stock were not considered in computing diluted earnings per common share for the period ending June 30, 2008 because they were anti-dilutive.

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

Investment Securities Available for Sale. The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

	Fair Value Measurements at June 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
Mortgage-backed securities (recurring)	—	38,370	—
U.S. government sponsored entities and agency securities (recurring)	—	5,172	—
Impaired loans (non recurring)	—	—	21,497

The following represent impairment charges recognized during 2009:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $35.8 million, net of a valuation allowance of $8.5 million at June 30, 2009, and prior charge-offs in the amount of $5.8 million. During the quarter and six month periods ended June 30, 2009, a net provision of $1.1 million and $3.9 million was made for these loans, respectively.

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
Mortgage-backed securities (recurring)	—	17,565	—
Impaired loans (non recurring)	—	—	25,956

At December 31, 2008, impaired loans had a carrying amount of $39.7 million, net of a valuation allowance of $13.8 million. During the year ended December 31, 2008, a provision of $12.1 million was made for those loans.

NOTE 7 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale portfolio at June 30, 2009 and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for sale
U.S. government-sponsored entities and agencies	$5,193	—	$(21)	$5,172
Mortgage-backed securities	38,524	298	(452)	38,370

Total available-for-sale securities	$43,717	$298	$(473)	$43,542

The fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s mortgage-backed securities are available-for-sale and have varying maturity dates. The Company’s agency security has a fixed maturity date of May, 2011.

The following table summarizes the investment securities with unrealized losses at June 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. government-sponsored entities and agencies	$5,172	$(21)	$—	$—	$5,172	$(21)
Mortgage-backed securities	23,717	(452)	—	—	23,717	(452)

Total available-for-sale	$28,889	$(473)	$—	$—	$28,889	$(473)

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. During the six months ended June 30, 2009, the Company determined that securities with a book value of $15 was other-than-temporarily impaired due to current market conditions and the restricted ability to sell the security and was written off. Proceeds from principal repayments, sales and calls of securities available for sale were $4.5 million for the six months ended June 30, 2008. There were no sales or calls of securities during the six months ended June 30, 2009.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of June 30, 2009, the Company’s security portfolio consisted of 14 securities, 8 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and other securities, as discussed below:

Investment Securities

At June 30, 2009, approximately 12%, or $5.2 million, of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the $21 decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

The Company’s mortgage-backed securities portfolio includes non-agency securities with a market value of $28.9 million which had unrealized losses of approximately $473 at June 30, 2009. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of EITF 99-20. The Company monitors to insure it has adequate credit support and as of June 30, 2009, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments, at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash, due from banks, federal funds sold and interest-bearing deposits	$11,658	$11,658	$19,237	$19,237
Interest-bearing deposits in other financial institutions	893	893	893	893
Securities available-for-sale	43,542	43,542	17,565	17,565
Federal Home Loan Bank stock	9,364	N/A	9,364	N/A
Loans, net	781,558	789,326	793,045	800,422
Accrued interest receivable	4,223	4,223	4,008	4,008
Financial liabilities
Deposits	$628,590	630,858	$598,177	$601,262
Advances from the FHLB	165,500	184,526	175,000	179,761
Accrued interest payable	473	473	583	583

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not consider material (or is based on the current fees or cost that would be charged to enter into or terminate such arrangements).

NOTE 8 – Preferred Stock

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

The proceeds from the Series A Preferred Stock qualifies as Tier 1 capital to the extent that the proceeds are infused into the Bank, and pays cumulative cash dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock may be redeemed by the Company at par at any time, subject to Treasury consulting with our primary federal regulator, the OTS. Subject to certain limited exceptions, until November 21, 2011, or such earlier time as all Series A Preferred Stock has been redeemed or transferred by Treasury, the Company will not, without Treasury’s consent, be able to increase its dividend rate per share of common stock or repurchase its common stock other than for employee tax liability sales.

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

In addition, the Purchase Agreement (i) grants the holders of the Series A Preferred Stock, the Warrant and the Warrant Common Stock certain registration rights, (ii) subjects the Company to certain of the executive compensation limitations included in the EESA and (iii) allows the Treasury to unilaterally amend any of the terms of the Purchase Agreement to the extent required to comply with any changes in applicable federal statutes.

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

NOTE 9 – Subsequent Events

As defined in FAS 165, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with GAAP. The Company has evaluated subsequent events through August 6, 2009, which is the date that the Company’s financial statements are being issued.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at June 30, 2009 to its financial condition at December 31, 2008 and the results of operations for the three month and six months ended June 30, 2009 to the same periods in 2008. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Assets. The Company’s total assets increased by $17.1 million, or 2.0%, to $893.6 million at June 30, 2009 from $876.5 million at December 31, 2008. The increase primarily reflected the growth in the balance of available-for-sale securities portfolio in the amount of $26.0 million, and an increase in other real estate owned of $8.0 million, reduced by a decrease in loans of $11.5 million.

Investments. Securities classified as available-for-sale of $43.5 million at June 30, 2009 increased $26.0 million from December 31, 2008 due to the purchase of mortgage-backed securities during the period totaling $30.3 million.

Loans. Loans receivable, net of valuation allowances, decreased by $11.5 million, or 1.5%, to $781.6 million at June 30, 2009 from $793.0 million at December 31, 2008. This was the result of loan principal repayments, charge offs and foreclosures exceeding loan production during the six months ended June 30, 2009. Loan production for the period ended June 30, 2009 was $42.7 million. The loan production was primarily attributable to growth in the Company’s Green account loan product. The Company’s ability to originate loans has been largely unaffected by the turmoil in the secondary mortgage markets given that all loans originated are kept in portfolio. The Company’s strong capital ratios coupled with being a portfolio lender has allowed the Company to take advantage of the current market and compete with other lenders who have liquidity or capital constraints and have reduced lending operations.

The following table presents the composition of the Company’s loan portfolio in thousands of dollars and in percentages as of the dates indicated.

	June 2009		December 2008
	Amount	Percent	Amount	Percent
Real Estate:
One- to four-family	$445,163	56.09%	$460,316	56.92%
Commercial and multi-family	94,056	11.85	98,062	12.12
Construction	2,472	0.31	17,835	2.21
Consumer:
Real estate secured-first trust deeds (Green acct)*	210,744	26.56	192,586	23.81
Real estate secured-second trust deeds (Green acct)*	8,949	1.13	8,252	1.02
Other real estate and land secured (Green acct)*	19,845	2.50	18,253	2.26

Green account subtotal	239,538	30.19	219,091	27.09
Other	11,785	1.49	12,313	1.52
Commercial	592	0.07	1,133	0.14
Total loans	793,606	100.00%	808,750	100.00%

Net deferred loan origination costs	2,555		2,581

Allowance for loan losses	(14,603)		(18,286)

Total loans receivable, net	$781,558		$793,045

*	At 6/30/09, these totals included $239.5 million of the Company’s Green account loans, of which $219.7 million was secured by one-to four- family properties, $15.1 million was secured by commercial properties, $2.9 million was secured by multi-family properties and $1.8 million was secured by land. At 12/31/08, these totals included $219.1 million of the Company’s Green account loans, of which $200.8 million was secured by one-to four- family properties, $14.9 million was secured by commercial properties, $2.5 million was secured by multi-family properties and $798 thousand was secured by land.

At June 30, 2009, the Company had a total of $325.7 million in interest-only mortgage loans (including Green accounts) and $36.3 million in loans with the potential for negative amortization. At December 31, 2008, the Company had a total of $347.6 million in interest-only mortgage loans and $37.3 million in loans with the potential for negative amortization. The Company no longer originates loans with the potential for negative amortization. The Company continues to originate interest-only loans and growth in those loans is primarily attributable to growth in the Company’s Green account loan product which, by its nature, is an interest-only product. Negatively amortizing and interest-only loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization which could result in a larger amount outstanding. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards.

Allowance for Loan Losses. The allowance for loan losses at June 30, 2009 was $14.6 million, which represented 1.8% of the loans outstanding at June 30, 2009, as compared to $18.3 million, or 2.3%, of the loans outstanding at December 31, 2008. The decline in the percentage of allowance to loans outstanding was a direct result of the increase in loan charge-offs during the period for which specific reserves had been previously provided.

Management assesses the allowance for loan losses monthly. While management uses available information to recognize losses on loans future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2009 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. See further discussion in subsection entitled “Operating Results-Provision for Loan Losses.”

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the six months ended June 30, 2009 and the year ended December 31, 2008:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Balance, beginning of period	$18,286	$6,240
Provision for loan losses	9,686	13,547
Total loans charged off	(13,370)	(1,551)
Total recoveries	1	50

Balance, end of period	14,603	18,286

Charge-offs totaled $13.4 million for the period ending June 30, 2009 of which $10.4 million was attributed to two construction loans that were written down to current estimated fair values.

Delinquent Loans. The following table sets forth, in thousands of dollars, our loan delinquencies by type, number, and amount at June 30, 2009.

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		Greater than 90 days
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
One- to four-family	8	$6,885	13	$12,141	21	$19,026
Commercial and multi-family real estate	—	—	—	—	—	—
Home equity	3	196	—	—	3	196
Real estate secured-first trust deeds (Green acct)	1	1,049	2	2,019	3	3,068
Real estate secured-second trust deeds (Green acct)	—	—	1	514	1	514
Construction	—	—	1	2,472	1	2,472
Commercial	—	—	—	—	—	—
Land	—	—	3	1,812	3	1,812
Consumer	—	—	1	5	1	5

	12	$8,130	21	$18,963	33	$27,093

Delinquent loans to total gross loans		1.02%		2.39%		3.41%

Non-performing Assets. The table below, in thousands of dollars, sets forth the amounts and categories of non-performing assets and includes those loans on nonaccrual status (which are listed above in the nonaccrual loan table), loans that have been restructured resulting in a troubled debt classification and impaired loans. The Company ceases accruing interest, and therefore classifies as nonaccrual, any loan as to which principal or interest has been in default for a period of greater than 90 days, or if repayment in full of interest or principal is not expected. Of the non-performing loan balance, six loans totaling $3.1 million were current as of June 30, 2009 but were still considered impaired.

	June, 2009	December, 2008
Non-performing loans:
One- to four-family	$15,886	$9,745
Commercial and Multi-family real estate	—	—
Home equity	—	92
Real estate secured-first trust deeds (Green acct)	2,373	790
Real estate secured-second trust deeds (Green acct)	514	—
Construction	2,472	17,835
Commercial	—	—
Land	1,812	9,377
Consumer	—	—

Total	$23,057	$37,839
Troubled debt restructured loans:
One- to four-family	$409	$3,538
Commercial and Multi-family real estate	8,502	5,412
Home equity	—	—
Real estate secured-first trust deeds (Green acct)	320	—
Real estate secured-second trust deeds (Green acct)	—	—
Construction	—	—
Commercial	—	—
Land	9,378	—
Consumer	—	—

Total	$18,609	$8,950

Total non-performing loans	$41,666	$46,789

Real estate owned, net	8,147	158
Total non-performing assets	$49,813	$46,947

Non-performing assets to total assets	5.57%	5.36%

Total non-performing loans decreased $5.1 million to $41.7 million at June 30, 2009 compared to $46.8 million at December 31, 2008. The Company utilizes estimated current fair values when assessing loan loss provisions for non-performing collateral dependent loans. During the six months ended June 30, 2009, the Company charged off any specific loan allowances that have been outstanding for at least 180 days or any that management deemed as loss.

Real estate owned assets. At June 30, 2009, other real estate acquired in settlement of loans totaled $8.1 million, compared to $158 thousand at December 31, 2008, based on the estimated fair value of the collateral, and primarily consisted of one participation construction property and five single family properties totaling $2.8 million currently held for sale. The Company’s share of the participation construction property totals $5.3 million. As a result of recent actions taken by the FDIC, a new lead lender has been established on the construction property in which the Bank is a participant. The Company is hopeful that these recent developments will prompt a timely resolution.

Deposits. Total deposits increased by $30.4 million, or 5.1%, to $628.6 million at June 30, 2009 from $598.2 million at December 31, 2008. Savings accounts increased $24.4 million, or 25.2%, to $121.3 million and certificate of deposit accounts increased $15.4 million, or 4.2%, to $380.8 million due to competitive rate offering terms. Money market accounts decreased $11.8 million, or 14.5%, to $70.0 million as customers shifted funds into accounts offering substantially higher rates paid by the Bank as well as other competitors.

FHLB Advances. Due to the increase in deposit balances, the Company’s Federal Home Loan Bank advances decreased $9.5 million to $165.5 million.

Equity. Equity decreased $3.1 million, or 3.1% to $95.6 million at June 30, 2009 from $98.7 million at December 31, 2008. The net decrease was primarily due to total net loss of $1.9 million, the payment of dividends on common stock in the amount of $567 thousand and the payment of dividends on preferred stock in the amount of $481 thousand. Equity increased primarily due to ESOP shares earned of $159 thousand and stock awards earned of $65 thousand.

Comparison of Operating Results for the Six Months ended June 30, 2009 and 2008

General. Net loss for the six months ended June 30, 2009 was $1.9 million, reflecting a $1.3 million, or 200.5% decrease over the same period of the prior year. The decrease resulted from the fluctuations described below.

Interest Income. Interest income increased by $1.6 million, or 7.0%, to $24.2 million for the six months ended June 30, 2009 from $22.6 million for the six months ended June 30, 2008. This was due to an $87.7 million increase in average interest earning assets from $760.0 million for the six months ended June 30, 2008 to $847.7 million for the six months ended June 30, 2009.

Interest income on securities increased $1.7 million to $1.8 million for the six months ended June 30, 2009 from $75 thousand for the six months ended June 30, 2008. This increase was due to a $33.5 million increase in the average balance of the securities portfolio directly resulting from the security purchases made during the period.

Interest income on loans increased $87 thousand, or 0.4% to $22.3 million for the six months ended June 30, 2009 from $22.2 million for the six months ended June 30, 2008. The primary factor for the increase was a $52.5 million increase in the average balance of loans receivable from $740.7 million for the six months ended June 30, 2008 to $793.2 million for the six months ended June 30, 2009. The increase in interest income on loans receivable was partially reduced by a 38 basis point reduction in the average yield on loans receivable to 5.62% due to a general decline in market interest rates from the prior period. Loan interest income was also reduced by the loans on nonaccrual status in which the Company ceased to accrue interest.

Interest income on other interest-earning assets decreased $238 thousand to $48 thousand for the six months ended June 30, 2009 from $286 thousand for the six months ended June 30, 2008 as the Federal Home Loan Bank of San Francisco did not pay stock dividends for the six months ended June 30, 2009. Future dividends received will be subject to economic conditions and the ability of the Federal Home Loan Bank of San Francisco to pay them.

Interest Expense. Interest expense decreased $1.8 million or 14.9%, to $10.0 million for the six months ended June 30, 2009. Interest expense on deposits decreased $2.2 million, or 23.6%, to $7.2 million for the six months ended June 30, 2009 from $9.4 million for the same period in 2008. Although the average balance of deposits increased $51.6 million from $557.4 million for the six months ended June 30, 2008 to $609.0 million for the six months ended June 30, 2009, interest expense was reduced by an 82 basis point decrease in the Company’s cost of funds. This decline in the Company’s cost of funds reflects the overall decrease in short term market interest rates as a result of the Federal Open Market Committee of the Federal Reserve Board’s (“FOMC”) decision in 2008 to substantially reduce the overnight lending rate in response to the continued liquidity crisis in the credit markets and recessionary concerns.

Interest expense on Federal Home Loan Bank advances increased $466 thousand, or 19.8%, to $2.8 million for the six months ended June 30, 2009 from $2.4 million for the same period in 2008 due to a $32.7 million increase in the average balance of the Federal Home Loan Bank advances which were used to fund loan demand. Although interest expense on Federal Home Loan Bank advances increased, rates paid on those advances decreased by 12 basis points again due to the decrease in market interest rates.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses increased $3.4 million, or 30.8%, to $14.2 million for the six months ended June 30, 2009 from $10.8 million for the six months ended June 30, 2008. Due to the substantial decline in the Company’s cost of funds as a result of the decrease in short term market interest rates, the Company’s margins have substantially increased over the prior period with the net interest spread increasing 58 basis points to 3.14%, and the net interest margin increasing 49 basis points to 3.34%.

Provision for Loan Losses. Management assesses the allowance for loan losses on a monthly basis. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, bank regulatory guidelines, declining property values and prevailing economic conditions. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2009 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, approximately 95% of the Company’s loans are to individuals and businesses in southern California. California, in general, and more specifically, San Diego and Riverside Counties, continue to be amongst the distressed real estate markets in the country. A provision for loan losses of $9.7 million was recorded for the six months ended June 30, 2009 compared to a $5.9 million provision for loan losses recorded for the six months ended June 30, 2008. Increased provision levels reflect the continued deterioration in the housing markets during the period and the resulting increase in the Company’s non-performing loan balances, as well as an increase in loans charged off. Year-to-date net charge-offs totaled $13.4 million compared to $742 thousand at June 30, 2008. The current year net charge-offs consisted primarily of two construction loans totaling $10.1 million. During the period the Company charged off any specific loan allowances that have been outstanding for at least 180 days or any that management deemed as loss. In addition, the Company increased the FAS 5 factors related to certain home equity loan products due to the continued market deterioration.

Noninterest Income. Noninterest income decreased $250 thousand, or 21.9%, to $893 thousand for the six months ended June 30, 2009 compared to $1.1 million for the same period of the prior year primarily due to decreased performance of the bank owned life insurance investment as a result of current market conditions, as well as a decrease in various customer service fees.

Noninterest Expense. Noninterest expense increased $944 thousand, or 13.8%, to $7.8 million for the six months ended June 30, 2009 compared to $6.9 million for the same period of the prior year. This net increase was primarily the result of a $656 thousand increase in FDIC expenses and a $489 thousand increase in other general and administrative expenses. Additionally, salaries and employee benefit expenses decreased $157 thousand and advertising expenses decreased $88 thousand.

The FDIC expenses increased $656 thousand due to an increase in FDIC deposit insurance premiums, including a special assessment of approximately $400 thousand. The strains recently experienced in the financial markets have resulted in the FDIC imposing an emergency special assessment of five basis points on each insured depository institution’s total assets minus Tier 1 Capital as of June 30, 2009.

Other general and administrative expenses increased $489 thousand during the six months ended June 30, 2009, and was primarily the result of an increase in loan servicing and foreclosure expenses of $427 thousand during the period.

Salaries and employee benefits represented 43.5% and 51.7% of total noninterest expense for the six months ended June 30, 2009 and June 30, 2008, respectively. Total salaries and employee benefits decreased $157 thousand, or 4.4%, to $3.4 million for the six months ended June 30, 2009 from $3.5 million for the same period in 2008 primarily due to lower ESOP compensation expenses resulting from a decrease in the fair market value of the Company’s stock compared to the prior year. Additionally, stock award and option expenses decreased as a result of a large portion of the awards fully vesting in April, 2009.

Advertising expenses decreased $88 thousand, or 48.1% to $95 thousand resulting from fewer marketing and radio ads for the period ending June 30, 2009.

Income Tax Expense/(Benefit). An income tax benefit of $523 thousand was recorded for the six months ended June 30, 2009 due to the net loss incurred. The effective tax rate was (21.6%) and (17.8%) for the periods ending June 30, 2009 and 2008, respectively. The effective tax rate for the current period was based on projected net income for the year under the guidelines of FIN18.

Comparison of Operating Results for the Three Months ended June 30, 2009 and 2008

General. Net income for the three months ended June 30, 2009 was $685 thousand, reflecting a $2.5 million increase over the same period of the prior year. The increase resulted from the fluctuations described below.

Interest Income. Interest income increased by $864 thousand, or 7.7%, to $12.1 million for the three months ended June 30, 2009 from $11.2 million for the three months ended June 30, 2008. This was due to a $71.1 million increase in the average balance of interest earning assets from $775.7 million for the six months ended June 30, 2008 to $846.8 million for the six months ended June 30, 2009.

Interest income on securities increased to $1.1 million for the three months ended June 30, 2009 primarily due to a $41.8 million increase in the average balance of the securities portfolio resulting from mortgage backed security purchases made during the current year.

Interest income on loans decreased $115 thousand, or 1.0% to $11.0 million for the three months ended June 30, 2009 from $11.1 million for the three months ended June 30, 2008. Although the average balance of loans receivable increased $29.7 million, interest income on loans decreased primary due to an $14.5 million increase in the non-performing loan balance on which the Company ceased to accrue interest during the three months ended June 30, 2009 compared to the prior’s year quarter, as well as a 28 basis point reduction in the average yield on loans receivable to 5.56% due to a general decline in market interest rates during the same period.

Interest income on other interest-earning assets decreased $119 thousand to $32 thousand for the three months ended June 30, 2009 from $151 thousand for the three months ended June 30, 2008 as the Federal Home Loan Bank of San Francisco did not pay stock dividends for the second quarter of 2009. Future dividends received will be subject to economic conditions and the ability of the Federal Home Loan Bank of San Francisco to pay them.

Interest Expense. Interest expense decreased $707 thousand or 12.8%, to $4.8 million for the three months ended June 30, 2009 compared to $5.5 million for the three months ended June 30, 2008. Interest expense on deposits decreased approximately $773 thousand, or 18.3%, to $3.4 million for the three months ended June 30, 2009 from $4.2 million for the same period in 2008. Although the average balance of deposits increased $60.5 million from $554.8 million for the three months ended June 30, 2008 to $615.3 million for the three months ended June 30, 2009, interest expense was reduced by a 64 basis point decrease in the Company’s cost of funds resulting from a decrease in short term interest rates. This decline in the Company’s cost of funds reflected the substantial decrease in short term market interest rates as a result of the Federal Open Market Committee of the Federal Reserve Board’s (“FOMC”) decision in 2008 to reduce the overnight lending rate in response to the continued liquidity crisis in the credit markets and recessionary concerns.

Interest expense on Federal Home Loan Bank advances increased $66 thousand, or 5.1%, to $1.4 million for the three months ended June 30, 2009 from $1.3 million for the same period in 2008 due to an $11.6 million increase in the average balance of the Federal Home Loan Bank (“FHLB”) advances which were used to fund loan demand. Interest expense was reduced by a 7 basis point decline in rates paid on FHLB advances as a result of the overall decline in market interest rates.

Net Interest Income. Net interest income before the provision for loan losses increased $1.6 million, or 27.5%, to $7.3 million for the three months ended June 30, 2009 from $5.7 million for the three months ended June 30, 2008. This was due to a $71.1 million increase in average interest earning assets as well as a 64 basis point decline in the Company’s average cost of funds. As a result, the Company’s margins have substantially increased with the net interest spread increasing 56 basis points to 3.24%, and the net interest margin increasing 50 basis points to 3.44%.

Provision for Loan Losses. Management assesses the allowance for loan losses on a monthly basis. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, bank regulatory guidelines, declining property values and prevailing economic conditions. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2009 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, approximately 95% of the Company’s loans are to individuals and businesses in southern California. California, in general, and more specifically, San Diego and Riverside Counties, continue to be amongst the more distressed real estate markets in the country. A provision for loan losses of $2.7 million was recorded for the three months ended June 30, 2009 compared to a $5.5 million provision for loan losses recorded for the three months ended June 30, 2008. Continued high provision levels reflect the continued deterioration in the housing markets during the period and the resulting increase in the Company’s non-performing loan balances, as well as an increase in loans charged off. Net charge-offs totaled $8.4 million for the current quarter compared to $12 thousand in the prior year’s quarter. During the period the Company charged off any specific loan allowances that have been outstanding for at least 180 days or any that management deemed as loss. In addition, the Company increased the FAS 5 factors related to certain home equity loan products due to the continued market deterioration.

Noninterest Income. Noninterest income decreased $55 thousand, or 9.8%, to $508 thousand for the three months ended June 30, 2009 compared to $563 thousand for the same period of the prior year primarily due to a decrease in various customer service fees.

Noninterest Expense. Noninterest expense increased $951 thousand, or 29.1%, to $4.2 million for the three months ended June 30, 2009 from $3.3 million from prior year’s quarter. This net increase was primarily the result of a $650 thousand increase in FDIC expenses and a $360 thousand increase in other general and administrative expenses. In addition, advertising expenses decreased $51 thousand and data processing expenses decreased $35 thousand.

FDIC expenses increased $650 due to an increase in FDIC deposit insurance premiums, including a special assessment of approximately $400 thousand. The strains recently experienced in the financial markets have resulted in the FDIC imposing an emergency special assessment of five basis points on each insured depository institution’s total assets minus Tier 1 Capital as of June 30, 2009.

Other general and administrative expenses increased $360 thousand due primarily to a $355 thousand increase in loan servicing and foreclosure expenses during the period due to increased activity during the period.

Advertising expenses decreased $51 thousand, or 52.6 % to $46 thousand compared to $97 thousand for the three months ended June 30, 2008 resulting from less marketing and radio ads for the second quarter of 2009.

Data processing expenses decreased $35 thousand, or 13.2% to $230 thousand for the three months ended June 30, 2009 compared to $265 thousand for the three months ended June 30, 2008 primarily due to decreased software maintenance expenses and fees related to a decrease in processing volume.

Income Tax Expense/(Benefit). An income tax expense of $197 thousand was recorded for the three months ended June 30, 2009 compared to $685 thousand income tax benefit for the three months ended June 30, 2008. The effective tax rate was 22.3% and (27.6%) for the periods ending June 30, 2009 and 2008, respectively. The effective tax rate for the current period was based on projected net income for the year under the guidelines of FIN18.

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

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank has the ability to obtain brokered certificates of deposit, however, historically has not issued significant amounts. The Bank has a brokered certificate of deposit balance of $20.0 million as of June 30, 2009, and has agreed to limit future brokered deposit activity to the current balance.

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At June 30, 2009, the total approved loan origination commitments outstanding amounted to $1.7 million. At the same date, unused lines of credit were $58.2 million and outstanding letters of credit totaled $20 thousand. There were no securities scheduled to mature in one year or less at June 30, 2009. Certificates of deposit scheduled to mature in one year or less at June 30, 2009, totaled $340.7 million. Based on the competitive rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at June 30, 2009 to borrow an additional $126.3 million from the Federal Home Loan Bank of San Francisco as well as $8.0 million from Pacific Coast Bankers Bank as additional funding sources to meet commitments and for liquidity purposes. The Bank has Federal Home Loan Bank advances of $85.5 million maturing within the next 12 months. The Bank intends to replace these advances with new borrowings from the Federal Home Loan Bank or deposits depending on market conditions. The Bank is in the process of establishing established a discount window borrowing agreement with the Federal Reserve Bank of San Francisco in order to diversify access to liquid funds. To management’s knowledge, there are no current events that will result or are reasonably likely to result in a material decrease in the Bank’s liquidity.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to be a “well capitalized” institution in accordance with regulatory standards. Total equity of the Bank was $82.0 million at June 30, 2009, or 9.2% of total assets on that date. As of June 30, 2009, the Bank exceeded all capital requirements of the Office of Thrift Supervision and is deemed “well-capitalized.” The Bank’s regulatory capital ratios at June 30, 2009 were as follows: core capital 9.07%; Tier 1 risk-based capital, 11.84%; and total risk-based capital, 12.74%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively. The Bank’s regulatory capital ratios at December 31, 2008 were as follows: core capital 8.64%, Tier I risk-based capital, 11.50% and total risk-based capital, 12.18%. The Bank has committed to maintaining core and risk-based capital ratios of 8.0 and 12.0 percent, respectively, while the Bank is facing adverse market conditions.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. Increases in interest rates would be expected to have a negative impact on the Bank’s operating results. As of March 31, 2009, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 2% increase in interest rates was an increase of 25 basis points and would result in a $1.7 million increase in the NPV of the Bank. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2009, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. The net portfolio value analysis was unable to produce results for the minus 200 and 300 basis point scenario for the quarter ended March 31, 2009.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$87,174	(887)	(1)%	9.60%	4bp
+ 200 bp	89,714	1,653	2%	9.81%	25bp
+ 100 bp	89,295	1,235	1%	9.73%	17bp
0 bp	88,061	—	—	9.56%	0bp
- 100 bp	85,753	(2,308)	(3)%	9.30%	(26)bp

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

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2009 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve controls and procedures over time and to correct any deficiencies that may be discovered in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business. While the Company believes that the present design of its disclosure controls and procedures is effective to achieve this goal, future events affecting the Company’s business may cause modifications of disclosure controls and procedures.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

See the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended June 30, 2009 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
04/1/09-04/30/09	3,144	7.54	—	0
05/1/09-05/31/09	—	—	—	0
06/1/09-06/30/09	—	—	—	0

The Company has terminated the buyback plan in connection with its participation in the TARP Capital Purchase Program, however, future purchases may be made by the Company if they are related to employee stock benefit plans, consistent with past practices. The purchases made during the period were tax liability sales related to employee stock benefit plans and are consistent with past practices.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	None

(b)	None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data

(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A.	****

3.3	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

4.1	Form of Preferred Stock Certificate of First PacTrust Bancorp, Inc.	****

4.2	Warrant to purchase shares of the Registrant’s common stock dated November 21, 2008	****

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

10.2	Severance Agreement with Melanie Yaptangco, formerly Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

10.7	Named Executive Officers Salary and Bonus Arrangements for 2009 and Director Fee Arrangements for 2009.	*****

10.8	Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated November 21, 2008, between First PacTrust Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the warrant.	****

10.9	Form of Compensation Modification Agreement and Waiver, executed by each of Hans R. Ganz, James P. Sheehy, Melanie M. Yaptangco, Regan J. Lauer, Rachel M. Carrillo, and Lisa R. Goodwin.	****

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Horwath LLP	None

24.0	Power of Attorney, included in signature pages	None

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.0	Section 1350 of The Sarbanes-Oxley Act Certification	32

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.

**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

****	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K. Filed on November 21, 2008. Such information is hereby incorporated by reference.

*****	Included in the Registrant’s definitive proxy statement filed on March 23, 2009. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)	Exhibits—Included, see list in (a)(3).

(c)	Financial Statement Schedules—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: August 6, 2009	/s/ Hans R. Ganz
Hans R. Ganz President and Chief Executive Officer

Date: August 6, 2009	/s/ Regan Lauer
Regan Lauer Senior Vice President/ Controller (Principal Financial and Accounting Officer)