Form 10-Q
period 2009-09-30
FIRST PACTRUST BANCORP INC
filed 2009-11-06
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 6, 2009 the Registrant had 4,248,135 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$7,501	$6,629
Federal funds sold	14,175	8,835
Interest-bearing deposits	3,714	3,773

Total cash and cash equivalents	25,390	19,237
Interest-bearing deposit in other financial institution	—	893
Securities available-for-sale	48,751	17,565
Federal Home Loan Bank stock, at cost	9,364	9,364
Loans receivable, net of allowance of $11,188 at September 30, 2009 and $18,286 at December 31, 2008	767,970	793,045
Accrued interest receivable	3,665	4,008
Real estate owned, net	5,277	158
Premises and equipment, net	4,268	4,448
Bank owned life insurance investment	17,846	17,565
Other assets	11,922	10,237

Total assets	$894,453	$876,520

LIABILITIES AND EQUITY
LIABILITIES
Deposits
Noninterest-bearing	$14,580	$14,697
Interest-bearing	622,545	583,480

Total deposits	637,125	598,177
Advances from Federal Home Loan Bank	150,000	175,000
Due to broker	5,875	—
Accrued expenses and other liabilities	4,439	4,620

Total liabilities	797,439	777,797
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference, 5,000,000 shares authorized, 19,300 shares issued and outstanding at September 30, 2009 and December 31, 2008	19,085	19,068
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	68,076	68,155
Retained earnings	36,573	38,496
Treasury stock, at cost (September 30, 2009 - 1,196,865 shares, December 31, 2008 - 1,192,832 shares)	(25,771)	(25,736)
Unearned employee stock ownership plan shares (September 30, 2009 - 95,220 shares, December 31, 2008 - 126,960 shares)	(1,142)	(1,523)
Accumulated other comprehensive income	139	209

Total shareholders’ equity	97,014	98,723

Total liabilities and shareholders’ equity	$894,453	$876,520

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income (Loss)

(In thousands of dollars except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$10,212	$11,513	$32,507	$33,721
Securities	1,278	—	3,093	75
Dividends and other interest-earning assets	25	132	73	418

Total interest income	11,515	11,645	35,673	34,214
Interest expense
Deposits	3,036	4,031	10,201	13,413
Federal Home Loan Bank advances	1,212	1,630	4,033	3,985

Total interest expense	4,248	5,661	14,234	17,398

Net interest income	7,267	5,984	21,439	16,816
Provision for loan losses	2,709	1,479	12,395	7,370

Net interest income after provision for loan losses	4,558	4,505	9,044	9,446
Noninterest income
Customer service fees	343	412	1,025	1,186
Mortgage loan prepayment penalties	11	—	21	47
Income from bank owned life insurance	95	169	283	485
Other income	3	4	16	10

Total noninterest income	452	585	1,345	1,728
Noninterest expense
Salaries and employee benefits	1,625	1,616	5,012	5,160
Occupancy and equipment	494	454	1,474	1,360
Advertising	43	73	138	256
Professional fees	128	184	427	440
Stationary, supplies, and postage	86	106	261	298
Data processing	255	268	751	791
ATM costs	91	96	268	298
FDIC expense	337	119	1,231	357
Loan servicing & foreclosure	20	41	575	169
Operating loss on equity investment	87	89	261	267
Other general and administrative	278	260	841	761

Total noninterest expense	3,444	3,306	11,239	10,157

Income/(loss) before income tax expense/(benefit)	1,566	1,784	(850)	1,017
Income tax expense/(benefit)	71	340	(452)	203

Net income/(loss)	$1,495	$1,444	$(398)	$814

Dividends and discount on preferred stock	$251	$—	$752	$—

Net income/(loss) available to common shareholders.	1,244	1,444	(1,150)	814
Basic	$.30	$.35	$(.28)	$.20

Diluted	$.30	$.35	$(.28)	$.20

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars) (Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(398)	$814
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Provision for loan losses	12,395	7,370
Net accretion of securities	(1,431)	(53)
Depreciation and amortization	334	337
Employee stock ownership plan compensation expense	231	477
Stock option compensation expense	39	144
Stock award compensation expense	71	318
Bank owned life insurance income	(283)	(485)
Operating loss on equity investment	261	267
Impairment of securities	15	—
Loss on sale of property and equipment	2	—
Deferred income tax (benefit)/expense	(1,320)	(262)
Write down of other real estate owned	—	89
Interest capitalized on negative amortizing loans	(16)	(534)
Federal Home Loan Bank stock dividends	—	(306)
Net change in:
Deferred loan costs	181	(400)
Accrued interest receivable	526	(158)
Other assets	(207)	(234)
Accrued interest payable and other liabilities	6,059	(373)

Net cash provided by operating activities	16,459	7,011
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	7,500	4,476
Purchases of securities available-for-sale	(37,572)	—
Loan originations and principal collections, net	(312)	(89,081)
Redemption/(purchase) of Federal Home Loan Bank stock	—	(2,130)
Net decrease in other interest bearing deposits	893	99
Proceeds from sale of real estate owned	7,550	432
Additions to premises and equipment	(156)	(96)

Net cash used in investing activities	(22,097)	(86,300)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	38,948	1,585
Net change in Federal Home Loan Bank open line	—	(28,400)
Repayments of Federal Home Loan Bank advances	(45,000)	(45,000)
Proceeds from Federal Home Loan Bank advances	20,000	145,000
Purchase of treasury stock	(28)	(1,641)
Issuance costs on preferred stock	(13)	—
Tax loss from RRP shares vesting	(46)	(27)
Dividends paid on preferred stock	(722)	—
Dividends paid on common stock	(1,348)	(2,321)

Net cash provided by financing activities	11,791	69,196

Net change in cash and cash equivalents	6,153	(10,093)

Cash and cash equivalents at beginning of period	19,237	21,796

Cash and cash equivalents at end of period	$25,390	$11,703

Supplemental disclosures of cash flow information
Transfers of loans to other real estate owned	12,827	867
Dure to broker	5,875	—

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2008	$—	$54	$67,537	$42,192	$(23,685)	$(2,031)	$8	$84,075
Comprehensive income:
Net loss	—	—	—	(529)	—	—	—	(529)
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	201	201

Total comprehensive loss								(328)

Forfeiture and retirement of RRP	—	—	4	—	(4)	—	—	—
ESOP forfeitures used to reduce ESOP contribution	—	—	(35)	—	—	—	—	(35)
Stock option compensation expense	—	—	167	—	—	—	—	167
Stock awards earned	—	—	369	—	—	—	—	369
Issuance of stock awards	—	—	(131)	—	131	—	—	—
Issuance of 19,300 shares of preferred stock, net of issuance costs of $42	19,258	—	—	—	—	—	—	19,258
Issuance of warrants for 280,795 shares of common stock and amortization of preferred stock discount	(190)	—	193	(3)	—	—	—	—
Purchase of 149,924 shares of treasury stock	—	—	—	—	(2,178)	—	—	(2,178)
Employee stock ownership plan shares earned	—	—	78	—	—	508	—	586
Tax benefit/(loss) of RRP shares vesting	—	—	(27)	—	—	—	—	(27)
Dividends declared ($.74 per common share)	—	—	—	(3,058)	—	—	—	(3,058)
Preferred stock dividends	—	—	—	(106)	—	—	—	(106)

Balance at December 31, 2008	19,068	54	68,155	38,496	(25,736)	(1,523)	209	98,723
Comprehensive income (loss):
Net loss	—	—	—	(398)	—	—	—	(398)
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	(70)	(70)

Total comprehensive loss								(468)

Forfeiture and retirement of stock	—	—	7	—	(7)	—	—	—
Stock option compensation expense	—	—	39	—	—	—	—	39
Stock awards earned	—	—	71	—	—	—	—	71
Additional issuance costs on preferred stock	(13)	—	—	—	—	—	—	(13)
Amortization of preferred stock discount	30	—	—	(30)	—	—	—	—
Purchase of 3,633 shares of treasury stock	—	—	—	—	(28)	—	—	(28)
Employee stock ownership plan shares earned	—	—	(150)	—	—	381	—	231
Tax benefit/(loss) of RRP shares vesting	—	—	(46)	—	—	—	—	(46)
Dividends declared ($.20 per common share)	—	—	—	(773)	—	—	—	(773)
Preferred stock dividends	—	—	—	(722)	—	—	—	(722)

Balance at September 30, 2009	$19,085	$54	$68,076	$36,573	$(25,771)	$(1,142)	$139	$97,014

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Amounts in thousands of dollars, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) and its wholly owned subsidiary Pacific Trust Bank (the Bank) as of September 30, 2009 and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and September 30, 2008. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Accounting for Uncertainty in Income Taxes (“ASC 740”): A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has approximately $109 thousand of total gross unrecognized tax benefits at September 30, 2009, which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities through 2005 and for all state income taxes through 2003. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at September 30, 2009.

New Accounting Pronouncements: On July 1, 2009, the FASB’s GAAP Codification became effective as the sole authoritative source of US GAAP. This codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic. Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF) statements, FASB Staff Positions

(FSP), FASB Interpretations (FIN), FASB Derivative Implementation Guides (DIG), American Institute of Certified Public Accountants (AICPA) Statement of Positions (SOPS), Accounting Principals Board (APB) Opinions and Accounting Research Bulletins (ARBs) along with the remaining body of GAAP effective as of June 30, 2009. Financial Statements issued for all interim and annual periods ending after September 15, 2009 will need to reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements. Accounting literature included in the codification is referenced by Topic, Subtopic, Section and paragraph.

In June 2009, the FASB issued SFAS No. 166, Accounting for the Transfer of Financial Assets and Amendment of FASB Statement No. 140 Instruments (“SFAS 166”). Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 166 will remain authoritative until integrated into the FASB Codification. SFAS 166 removes the concept of a special purpose entity (SPE) from Statement 140 and removes the exception of applying FASB Interpretation 46 Variable Interest Entities, to Variable Interest Entities that are SPEs. It limits the circumstances in which a transferor derecognizes a financial asset. SFAS 166 amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting. The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). Under FASB’s Codification at ASC 105-10-65-1-d, SFAS 167 will remain authoritative until integrated into the FASB Codification. SFAS 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest give it a controlling financial interest in the variable interest entity. SFAS 167 is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued ASC 805, Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

In June 2008, ASC 260-10—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities was issued, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method of FASB Statement No. 128, Earnings Per Share. ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This topic was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this topic. The adoption of this topic did not have a material impact on the current or comparative period earnings per share calculation.

In April 2009, the FASB issued ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The topic requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the topic expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This topic is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this topic did not have a material effect on the results of operations or financial position.

In April 2009, the FASB issued ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This topic emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The topic provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The topic also requires increased disclosures. This topic is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this topic did not have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments. This topic amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This topic is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this topic did not have a material effect on the results of operations or financial position.

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

Shares issued to the ESOP are allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and is being repaid by the ESOP with funds from the Bank’s contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. Dividends on unallocated and/or unearned shares first reduce accrued interest and second reduce principal.

NOTE 4 – EMPLOYEE STOCK COMPENSATION

Stock Options

A Stock Option Plan (“SOP”) provides for the issuance of options to directors, officers, and employees. The Company adopted the SOP in April of 2003 under the terms of which up to 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period beginning on their one year anniversary after the date of grant. The options expire ten years from the date of grant. As of September 30, 2009, the Company had 466,196 exercisable options outstanding. There were no options granted during the nine months ended September 30, 2009. There were 800 shares forfeited during the nine months ended September 30, 2009 and 1,200 shares forfeited during the nine months ended September 30, 2008.

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

The following table represents stock option activity during the nine months ended September 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	483,196	$18.33
Granted	—	—
Exercised	—	—
Forfeited or expired	(800)	20.29

Outstanding at end of period	482,396	$18.32	4.01	$—

Options exercisable at end of period	466,196	$18.24	3.89	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. ASC 718 and 505 requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5% for senior management and the board of directors and 45% for all other employees. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. The Company recorded stock compensation expense of $39 thousand and $144 thousand as salary and employee benefits expense during the nine months ended September 30, 2009 and September 30, 2008 respectively. As of September 30, 2009, there was a total of $32 thousand of total unrecognized compensation costs related to 16,200 nonvested options in the plan.

Options outstanding at September 30, 2009 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17 - $22	458,396	3.92	17.88	447,996	17.90
$22 - $25	—	—	—	—	—
$25 - $29	24,000	5.68	26.88	18,200	26.79

Outstanding at quarter end	482,396			466,196

Recognition and Retention Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Pursuant to its 2003 stock-based incentive plan, the Company granted 220,600 shares of RRP awards since the inception of the plan. There were no shares granted during the nine months ended September 30, 2009. There were 400 shares forfeited during the nine months ended September 30, 2009 and 200 shares forfeited during the nine months ended September 30, 2008. Compensation expense for RRP awards totaled approximately $71 thousand for the nine months ended September 30, 2009 and $318 thousand for the nine months ended September 30, 2008. As of September 30, 2009, there was a total of $72 thousand unrecognized compensation cost related to 4,640 nonvested RRP awards granted under the plan.

As described in Note 14 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the plan allows for the issuance of RRP awards that may not be sold or otherwise transferred until the restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally five years). The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest and then amortized over the vesting period. ASC 718 and 505 requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 6%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

NOTE 5 – EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share were computed by dividing net income/(loss) by the weighted average number of shares outstanding. Diluted earnings/(loss) per share were computed by dividing net income/(loss) by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and restricted stock awards. Computations for basic and diluted earnings/(loss) per share are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic
Net income/(loss)	$1,495	$1,444	$(398)	$814
Less: Dividends on preferred stock	(241)	0	(722)	0
Less Imputed dividends	(10)	0	(30)	0

Net income/(loss) available to common shareholders	$1,244	$1,444	$(1,150)	$814

Weighted average common shares outstanding	4,162,914	4,150,217	4,152,727	4,164,316

Basic earnings/(loss) per share	$.30	$.35	$(.28)	$.20

Diluted
Net income/(loss) available to common shareholders	$1,244	$1,444	$(1,150)	$814

Weighted average common shares outstanding for basic earnings per common share	4,162,914	4,150,217	4,152,727	4,164,316
Add: Dilutive effects of stock options	0	0	0	0
Add: Dilutive effects of stock awards	0	0	0	0
Add: Dilutive effects of assumed exercised common stock warrants	0	0	0	0

Average shares and dilutive potential common shares	4,162,914	4,150,217	4,152,72	7 4,164,316

Diluted earnings/(loss) per common share	$.30	$.35	$(.28)	$.20

All outstanding options, stock awards and outstanding warrants were not considered in computing diluted earnings per common share for the period ending September 30, 2009 because they were anti-dilutive. They were anti-dilutive since the exercise prices were greater than the average market price of the common stock. Stock options for 483,616 shares of common stock were not considered in computing diluted earnings per common share for the period ending September 30, 2008 because they were anti-dilutive.

NOTE 6 – FAIR VALUE

Fair Value Hierarchy. ASC 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The topic describes three levels of inputs that may be used to measure fair value:

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

	Fair Value Measurements at September 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
U.S. government sponsored entities and agency securities (recurring)	—	$5,160	—
Residential mortgage-backed securities (recurring)	—	$43,591	—
Impaired loans (non recurring)	—	—	$42,244
Real estate owned assets (non recurring)	—	—	$5,277

The following represent impairment charges recognized during 2009:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $47.2 million, net of a valuation allowance of $5.0 million at September 30, 2009, and prior charge-offs in the amount of $12.3 million. During the quarter and nine month periods ended September 30, 2009, a provision of $2.0 million and $4.3 million was made for these loans, net of charge-offs previously provided, respectively.

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
Residential mortgage-backed securities securities (recurring)	—	$17,565	—
Impaired loans (non recurring)	—	—	$25,956
Real estate owned assets (non recurring)	—	—	$158

At December 31, 2008, impaired loans had a carrying amount of $39.7 million, net of a valuation allowance of $13.8 million. During the year ended December 31, 2008, a provision of $12.1 million was made for those loans.

In accordance with ASC 825-10, the carrying amounts and estimated fair values of financial instruments, at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$25,390	$25,390	$19,237	$19,237
Interest-bearing deposits in other financial institutions	—	—	893	893
Securities available-for-sale	48,751	48,751	17,565	17,565
FHLB stock	9,364	N/A	9,364	N/A
Loans receivable, net	767,970	773,685	793,045	800,422
Accrued interest receivable	3,665	3,665	4,008	4,008
Financial liabilities
Deposits	$637,125	639,184	$598,177	$601,262
Advances from the FHLB	150,000	153,256	175,000	179,761
Accrued interest payable	373	373	583	583

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits in other financial institutions, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material (or is based on the current fees or cost that would be charged to enter into or terminate such arrangements).

NOTE 7 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale portfolio at September 30, 2009 and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for sale
U.S. government-sponsored entities and agencies	$5,167	—	$(7)	$5,160
Residential mortgage-backed securities	43,348	515	(272)	43,591
Total available-for-sale

Securities	$48,515	$515	$(279)	$48,751

The fair value of the investment securities portfolio in the table above is shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. All of the Company’s mortgage-backed securities are available-for-sale and have varying maturity dates. The Company’s agency security has a fixed maturity date of May 2011.

The following table summarizes the amortized cost and fair value of the available-for-sale portfolio at December 31, 2008 and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for sale
Residential mortgage-backed securities	17,210	438	(83)	17,565

Total available-for-sale securities	$17,210	$438	$(83)	$17,565

The following table summarizes the investment securities with unrealized losses at September 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. government-sponsored entities and agencies	$5,160	$(7)	$—	$—	$5,160	$(7)
Residential mortgage-backed securities	12,284	(272)	—	—	12,284	(272)

Total available-for-sale	$17,444	$(279)	$—	$—	$17,444	$(279)

During the nine months ended September 30, 2009, the Company determined that securities with a book value of $15 thousand was other-than-temporarily impaired due to current market conditions and the restricted ability to sell the security and was written off. There were no sales or calls of securities during the nine months ended September 30, 2009 and 2008.

The following table summarizes the investment securities with unrealized losses at December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Residential mortgage-backed securities	5,186	(83)	—	—	5,186	(83)

Total available-for-sale	$5,186	$(83)	$—	$—	$5,186	$(83)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards ASC 320, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

In determining OTTI under the ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance provided by ASC 325 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the ASC 325 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

As of September 30, 2009, the Company’s security portfolio consisted of seventeen securities, six of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and other securities, as discussed below.

At September 30, 2009, approximately 12%, or $5.2 million, of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the $7 thousand decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

The Company’s mortgage-backed securities portfolio that are in a loss position had a market value of $12.3 million with unrealized losses of approximately $272 thousand at September 30, 2009. These non-agency mortgage-backed securities were rated AAA at purchase and are not within the scope of ASC 325. The Company monitors to insure it has adequate credit support and as of September 30, 2009, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

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

NOTE 9 – Subsequent Events

As defined in ASC 855-10, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with GAAP. The Company has evaluated subsequent events through November 6, 2009, which is the date that the Company’s financial statements are being issued.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at September 30, 2009, to its financial condition at December 31, 2008, and the results of operations for the three months and nine months ended September 30, 2009 to the same periods in 2008. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Assets. The Company’s total assets increased by $17.9 million, or 2.1%, to $894.5 million at September 30, 2009 from $876.5 million at December 31, 2008. The increase primarily reflected the growth in the balance of available-for-sale securities portfolio in the amount of $31.2 million, an increase in total cash and cash equivalents of $6.2 million, and an increase in other real estate owned of $5.1 million, reduced by a decrease in loans of $25.1 million.

Investments. Securities classified as available-for-sale of $48.8 million at September 30, 2009 increased $31.2 million from December 31, 2008 due to the purchase of U.S. agency debentures and mortgage-backed securities during the period totaling $37.6 million.

Loans. Loans receivable, net of valuation allowances, decreased by $25.1 million, or 3.2%, to $768.0 million at September 30, 2009 from $793.0 million at December 31, 2008. This was the result of loan principal repayments, charge offs and foreclosures exceeding loan production during the nine months ended September 30, 2009. Loan production for the period ended September 30, 2009 was $54.4 million. The loan production was primarily attributable to growth in the Company’s Green account loan product. The Company’s ability to originate loans has been largely unaffected by the turmoil in the secondary mortgage markets given that all loans originated are kept in portfolio. The Company’s strong capital ratios coupled with being a portfolio lender has allowed the Company to take advantage of the current market and compete with other lenders who have liquidity or capital constraints and have reduced lending operations.

The following table presents the composition of the Company’s loan portfolio in thousands of dollars and in percentages as of the dates indicated.

	September 2009		December 2008
	Amount	Percent	Amount	Percent
Real Estate
One- to four-family	$432,347	55.66%	$460,316	56.92%
Commercial and multi-family	89,908	11.57	98,062	12.12
Construction	2,472	0.32	17,835	2.21
Consumer
Real estate secured-first trust deeds (Green acct)*	212,431	27.34	192,586	23.81
Real estate secured-second trust deeds (Green acct)*	8,593	1.11	8,252	1.02
Other real estate and land secured (Green acct)*	19,071	2.46	18,253	2.26

Green account subtotal	240,095	30.91	219,091	27.09
Other consumer	11,368	1.46	12,313	1.52
Commercial	569	0.08	1,133	0.14

Total loans	776,759	100.00%	808,750	100.00%

Net deferred loan origination costs	2,399		2,581

Allowance for loan losses	(11,188)		(18,286)

Total loans receivable, net	$767,970		$793,045

*

At 9/30/09, these totals included $240.1 million of the Company’s Green account loans, of which $221.0 million was secured by one-to four- family properties, $14.2 million was secured by commercial properties, $2.6 million was secured by land, and $2.3 million was secured by multi-family properties. At 12/31/08, these totals included $219.1 million of the Company’s Green account loans, of which $200.8 million was secured by one-to four- family properties, $14.9 million was secured by commercial properties, $2.5 million was secured by multi-family properties and $798 thousand was secured by land.

At September 30, 2009, the Company had a total of $319.3 million in interest-only mortgage loans (including Green accounts) and $34.5 million in loans with the potential for negative amortization. At December 31, 2008, the Company had a total of $347.6 million in interest-only mortgage loans and $37.3 million in loans with the potential for negative amortization. The Company no longer originates loans with the potential for negative amortization. The Company continues to originate interest-only loans and growth in those loans is primarily attributable to growth in the Company’s Green account loan product which, by its nature, is an interest-only product. Negatively amortizing and interest-only loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization which could result in a larger amount outstanding. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards.

Allowance for Loan Losses. The allowance for loan losses at September 30, 2009 was $11.2 million, which represented 1.4% of the loans, outstanding at September 30, 2009, as compared to $18.3 million, or 2.3%, of the loans outstanding at December 31, 2008. The decline in the percentage of allowance to loans outstanding was a direct result of the increase in loan charge-offs during the period for which specific reserves had been previously provided.

Management assesses the allowance for loan losses monthly. While management uses available information to recognize losses on loans future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2009 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. See further discussion in subsection entitled “Operating Results-Provision for Loan Losses.”

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the nine months ended September 30, 2009 and the year ended December 31, 2008:

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Balance, beginning of period	$18,286	$6,240
Provision for loan losses	12,395	13,547
Total loans charged off	(19,494)	(1,551)
Total recoveries	1	50

Balance, end of period	$11,188	$18,286

Charge-offs totaled $19.5 million for the period ending September 30, 2009, of which $16.3 million was attributed to two construction loans and one land loan that were written down to current estimated fair values.

Delinquent Loans. The following table sets forth, in thousands of dollars, our loan delinquencies by type, number, and amount at September 30, 2009, and December 31, 2008.

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		Greater than 90 days
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
September 30, 2009
One- to four-family	8	$5,924	17	$14,870	25	$20,794
Commercial and multi-family real estate	—	—	7	5,107	7	5,107
Home equity	—	—	—	—	—	—
Real estate secured-first trust deeds (Green acct)	1	1,050	4	4,594	5	5,644
Real estate secured-second trust deeds (Green acct)	1	269	—	—	1	269
Construction	—	—	1	2,472	1	2,472
Commercial	—	—	—	—	—	—
Land	—	—	2	1,466	2	1,466
Consumer	1	7	4	30	5	37

	11	$7,250	35	$28,539	46	$35,789

Delinquent loans to total gross loans		.93%		3.67%		4.60%

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		Greater than 90 days
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
December 31, 2008
One- to four-family	1	$1,825	12	$8,942	13	$10,767
Commercial, multi-family real estate and land	1	345	1	9,377	2	9,722
Home equity	2	1,854	1	92	3	1,946
Construction	—	—	2	17,835	2	17,835
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	4	$4,024	16	$36,246	20	$40,270

Delinquent loans to total gross loans		0.50%		4.48%		4.98%

Non-performing Assets. The table below, in thousands of dollars, sets forth the amounts and categories of non-performing assets and includes those loans on nonaccrual status, loans that have been restructured resulting in a troubled debt classification and impaired loans. The Company ceases accruing interest, and therefore classifies as nonaccrual, any loan as to which principal or interest has been in default for a period of greater than 90 days, or if repayment in full of interest or principal is not expected. Of the non-performing loan balance, five loans totaling $3.0 million were current as of September 30, 2009 but were still considered impaired.

	September, 2009	December, 2008
Non-performing loans:
One- to four-family	$17,537	$9,745
Commercial and multi-family real estate	2,017	—
Home equity	—	92
Real estate secured-first trust deeds (Green acct)	4,948	790
Real estate secured-second trust deeds (Green acct)	—	—
Construction	2,472	17,835
Commercial	—	—
Land	1,466	9,377
Consumer	—	—

Total non-performing loans	$28,440	$37,839
Troubled debt restructured loans:
One- to four-family	$5,720	$3,538
Commercial and Multi-family real estate	8,502	5,412
Home equity	202	—
Real estate secured-first trust deeds (Green acct)	320	—
Real estate secured-second trust deeds (Green acct)	—	—
Construction	—	—
Commercial	—	—
Land	4,047	—
Consumer	—	—

Total troubled debt restructured loans	$18,791	$8,950

Total non-performing and troubled debt restructured loans	$47,231	$46,789

Real estate owned, net	5,277	158
Total non-performing assets	$52,508	$46,947

Non-performing assets to total assets	5.91%	5.36%

Total non-performing loans increased $400 thousand to $47.2 million at September 30, 2009 compared to $46.8 million at December 31, 2008. The Company utilizes estimated current fair values when assessing loan loss provisions for non-performing collateral dependent loans. During the nine months ended September 30, 2009, the Company charged off any specific loan allowances that have been outstanding for at least 180 days or any that management deemed as loss. There were no loan commitments for the troubled debt restructured loans at September 30, 2009 and December 31, 2008.

Real estate owned assets. At September 30, 2009, other real estate acquired in settlement of loans totaled $5.3 million, compared to $158 thousand at December 31, 2008, based on the estimated fair value of the collateral, and consisted of one participation construction property currently held for sale. The Company’s share of the participation construction property totals $5.3 million. As a result of recent actions taken by the FDIC, a new lead lender has been established on the construction property in which the Bank is a participant. The Company is hopeful that these recent developments will prompt a timely resolution.

Deposits. Total deposits increased by $38.9 million, or 6.5%, to $637.1 million at September 30, 2009 from $598.2 million at December 31, 2008. Savings accounts increased $31.4 million, or 32.4%, to $128.2 million and certificate of deposit accounts increased $12.9 million, or 3.5%, to $378.2 million due to competitive rate offering terms. Money market accounts decreased $7.0 million, or 8.4%, to $76.0 million as customers shifted funds into accounts offering substantially higher rates paid by the Bank as well as other competitors.

FHLB Advances. Due to the increase in deposit balances, the Company’s Federal Home Loan Bank advances decreased $25.0 million to $150.0 million.

Equity. Equity decreased $1.7 million, or 1.7% to $97.0 million at September 30, 2009 from $98.7 million at December 31, 2008. The net decrease was primarily due to the total net operating loss of $398 thousand, the payment of dividends on common stock in the amount of $773 thousand and the payment of dividends on preferred stock in the amount of $722 thousand. Equity increased primarily due to ESOP shares earned of $231 thousand and stock awards earned of $71 thousand.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

General. Net loss for the nine months ended September 30, 2009 was $398 thousand, reflecting a $1.2 million decrease over the same period of the prior year. The decrease resulted from the fluctuations described below.

Interest Income. Interest income increased by $1.5 million, or 4.3%, to $35.7 million for the nine months ended September 30, 2009, from $34.2 million for the nine months ended September 30, 2008. This was due to a $73.1 million increase in average interest earning assets from $772.2 million for the nine months ended September 30, 2008 to $845.3 million for the nine months ended September 30, 2009.

Interest income on securities increased $3.0 million to $3.1 million for the nine months ended September 30, 2009 from $75 thousand for the nine months ended September 30, 2008. This increase was due to a $37.1 million increase in the average balance of the securities portfolio directly resulting from the security purchases made during the period.

Interest income on loans decreased $1.2 million, or 3.6% to $32.5 million for the nine months ended September 30, 2009 from $33.7 million for the nine months ended September 30, 2008. The primary factor for the decrease was a $5.6 million increase in the non-performing asset balance on which the Company ceased to accrue interest during the nine months ended September 30, 2009. The decrease in interest income on loans receivable was further reduced by a 46 basis point reduction in the average yield on loans receivable to 5.51% due to a general decline in market interest rates from the prior period. A decrease in the average balances of loans receivable of $33.2 million, due to loan principal repayments, loan charge-offs, and foreclosures exceeding production, also contributed to a decline in loan interest income.

Interest income on other interest-earning assets decreased $345 thousand to $73 thousand for the nine months ended September 30, 2009 from $418 thousand for the nine months ended September 30, 2008. During the first and second quarter of 2009, there were no stock dividends received from the Federal Home Loan Bank of San Francisco, however a stock dividend in the amount of $20 thousand was received during the third quarter of 2009 compared to $306 thousand stock dividends received for the nine months ended September 30, 2008. Future dividends received will be subject to economic conditions and the ability of the Federal Home Loan Bank of San Francisco to pay them.

Interest Expense. Interest expense decreased $3.2 million or 18.2%, to $14.2 million for the nine months ended September 30, 2009. Interest expense on deposits decreased $3.2 million, or 24.0%, to $10.2 million for the nine months ended September 30, 2009 from $13.4 million for the same period in 2008. Although the average balance of deposits increased $57.3 million from $555.9 million for the nine months ended September 30, 2008 to $613.2 million for the nine months ended September 30, 2009, interest expense was reduced by an 84 basis point decrease in the Company’s cost of funds. This decline in the Company’s cost of funds reflects the overall decrease in short term market interest rates as a result of the Federal Open Market Committee of the Federal Reserve Board’s (“FOMC”) decision in 2008 to substantially reduce the overnight lending rate in response to the continued liquidity crisis in the credit markets and recessionary concerns.

Interest expense on Federal Home Loan Bank advances of $4.0 million remained unchanged for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The average balance of the Federal Home Loan bank advances increased $12.4 million from $151.1 million for the nine months ended September 30, 2008 to $163.5 million for the nine months ended September 30, 2009. Although the average balance of Federal Home Loan Bank advances increased during the period, rates paid on those advances decreased by 23 basis points due to the decrease in market interest rates.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses increased $4.6 million, or 27.5%, to $21.4 million for the nine months ended September 30, 2009 from $16.8 million for the nine months ended September 30, 2008. Due to the substantial decline in the Company’s cost of funds as a result of the decrease in short term market interest rates, the Company’s margins have increased over the prior period with the net interest spread increasing 56 basis points to 3.19%, and the net interest margin increasing 48 basis points to 3.38%.

Provision for Loan Losses. Management assesses the allowance for loan losses on a monthly basis. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, bank regulatory guidelines, declining property values and prevailing economic conditions. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2009 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, approximately 95% of the Company’s loans are to individuals and businesses in southern California. California, in general, and more specifically, San Diego and Riverside Counties, continue to be amongst the distressed real estate markets in the country. A provision for loan losses of $12.4 million was recorded for the nine months ended September 30, 2009 compared to a $7.4 million provision for loan losses recorded for the nine months ended September 30, 2008. Increased provision levels reflect the deteriorated housing markets, continued high levels of unemployment, the overall challenging economic environment, and the resulting increase in the Company’s non-performing loan balances and loan charged off. Year-to-date net charge-offs totaled $19.5 million compared to $950 thousand at September 30, 2008. The current year net charge-offs consisted primarily of two construction loans and one land loan totaling $16.3 million. During the period the Company charged off any specific loan allowances that had been outstanding for at least 180 days or any that management deemed as loss. In addition, the Company increased the FAS 5 factors on all loan products due to the continued market deterioration.

Noninterest Income. Noninterest income decreased $383 thousand, or 22.2%, to $1.3 million for the nine months ended September 30, 2009 compared to $1.7 million for the same period of the prior year primarily due to decreased performance of the bank owned life insurance investment as a result of current market conditions, as well as a decrease in various customer service fees.

Noninterest Expense. Noninterest expense increased $1.1 million, or 10.7%, to $11.2 million for the nine months ended September 30, 2009 compared to $10.2 million for the same period of the prior year. This net increase was primarily the result of a $874 thousand increase in FDIC expenses, a $406 thousand increase in loan servicing and foreclosure expenses and an increase of $114 thousand in occupancy and equipment expenses. Additionally, salaries and employee benefit expenses decreased $148 thousand and advertising expenses decreased $118 thousand.

The FDIC expenses increased $874 thousand to $1.2 million for the nine months ended September 30, 2009 from $357 thousand for the nine months ended September 30, 2008 primarily due to increases in FDIC fees comprised of increased quarterly assessments as well as an emergency special assessment imposed on all depository institutions in the second quarter.

Loan servicing and foreclosure expenses increased $406 thousand to $575 thousand for the nine months ended September 30, 2009 form $169 thousand for the nine months ended September 30, 2008 primarily due to an increase in other real estate owned activity and increased non-performing loans.

Occupancy and equipment expenses increased $114 thousand, or 8.4%, to $1.5 million for the nine months ended September 30, 2009 compared to $1.4 million for the nine months ended September 30, 2008 due to increased rent and equipment maintenance expenses for the period ending September 30, 2009.

Salaries and employee benefits represented 44.6% and 50.8% of total noninterest expense for the nine months ended September 30, 2009 and September 30, 2008, respectively. Total salaries and employee benefits decreased $148 thousand, or 2.9%, to $5.0 million for the nine months ended September 30, 2009 from $5.2 million for the same period in 2008 primarily due to lower ESOP compensation expenses resulting from a decrease in the fair market value of the Company’s stock compared to the prior year. Additionally, stock award and option expenses decreased as a result of a large portion of the awards fully vesting in April 2009.

Advertising expenses decreased $118 thousand, or 46.1% to $138 thousand resulting from fewer marketing and radio ads for the period ending September 30, 2009.

Income Tax Expense/(Benefit). An income tax benefit of $452 thousand was recorded for the nine months ended September 30, 2009 due to the net loss incurred. The effective tax rate was (53.2%) and 19.9% for the periods ending September 30, 2009 and 2008, respectively. The effective tax rate for the current period was based on projected net income for the year under the guidelines of ASC 740.

Comparison of Operating Results for the Three Months ended September 30, 2009 and 2008

General. Net income for the three months ended September 30, 2009 was $1.5 million, reflecting a $51 thousand increase over the same period of the prior year. The increase resulted from the fluctuations described below.

Interest Income. Interest income decreased by $130 thousand, or 1.1%, to $11.5 million for the three months ended September 30, 2009 from $11.6 million for the three months ended September 30, 2008. This was primarily due to a $1.3 million decrease in total loan interest income.

Interest income on loans decreased $1.3 million, or 11.3% to $10.2 million for the three months ended September 30, 2009 from $11.5 million for the three months ended September 30, 2008. Interest income on loans decreased primary due to a $3.7 million increase in the non-performing loan balance on which the Company ceased to accrue interest during the three months ended September 30, 2009 compared to the prior year’s quarter, as well as a 62 basis point reduction in the average yield on loans receivable to 5.27% due to a general decline in market interest rates during the same period.

Interest income on other interest-earning assets decreased $107 thousand to $25 thousand for the three months ended September 30, 2009 from $132 thousand for the three months ended September 30, 2008 primarily due to a decline in the stock dividend payment received from the Federal Home Loan Bank of San Francisco for the third quarter of 2009. Future dividends received will be subject to economic conditions and the ability of the Federal Home Loan Bank of San Francisco to pay them.

Interest income on securities increased to $1.3 million for the three months ended September 30, 2009 primarily due to a $44.9 million increase in the average balance of the securities portfolio resulting from mortgage backed security purchases made during the current year.

Interest Expense. Interest expense decreased $1.4 million or 25.0%, to $4.3 million for the three months ended September 30, 2009 compared to $5.7 million for the three months ended September 30, 2008 due to an overall decline in the Company’s cost of funds. Interest expense on deposits decreased approximately $995 thousand, or 24.7%, to $3.0 million for the three months ended September 30, 2009 from $4.0 million for the same period in 2008 due to an 96 basis point decrease in the average rates paid on deposits resulting from a decrease in short term interest rates. This overall decline in the Company’s cost of funds reflected the substantial decrease in short term market interest rates as a result of the Federal Open Market Committee of the Federal Reserve Board’s (“FOMC”) decision in 2008 to reduce the overnight lending rate, which has been maintained in the current year, in response to the continued liquidity crisis in the credit markets and recessionary concerns.

Interest expense on Federal Home Loan Bank advances decreased $418 thousand, or 25.6%, to $1.2 million for the three months ended September 30, 2009 from $1.6 million for the same period in 2008 due to a $28.4 million decrease in the average balance of the Federal Home Loan Bank (“FHLB”) advances. Advances decreased during the period as a result of declining loan balances and increased deposit balances. Interest expense was also reduced by a 42 basis point decline in rates paid on FHLB advances as a result of the overall decline in market interest rates.

Net Interest Income. Net interest income before the provision for loan losses increased $1.3 million, or 21.4%, to $7.3 million for the three months ended September 30, 2009 from $6.0 million for the three months ended September 30, 2008. This was due to a $44.3 million increase in average interest earning assets as well as an 88 basis point decline in the Company’s average cost of funds. As a result, the Company’s margins have substantially increased with the net interest spread increasing 52 basis points to 3.28%, and the net interest margin increasing 45 basis points to 3.45%.

Provision for Loan Losses. Management assesses the allowance for loan losses on a monthly basis. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, bank regulatory guidelines, declining property values and prevailing economic conditions. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2009 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, approximately 95% of the Company’s loans are to individuals and businesses in southern California. California, in general, and more specifically, San Diego and Riverside Counties, continue to be amongst the distressed real estate markets in the country. A provision for loan losses of $2.7 million was recorded for the three months ended September 30, 2009 compared to a $1.5 million provision for loan losses recorded for the three months ended September 30, 2008. Continued high provision levels reflect the deteriorated housing markets, continued high levels of unemployment, the overall challenging economic environment, and the resulting increase in the Company’s non-performing loan balances and loans charged off. Net charge-offs totaled $6.1 million for the current quarter compared to $208 thousand in the prior year’s quarter. During the period the Company charged off any specific loan allowances that have been outstanding for at least 180 days or any that management deemed as loss. In addition, the Company increased the FAS 5 factors on all loan products due to the continued market deterioration.

Noninterest Income. Noninterest income decreased $133 thousand, or 22.7%, to $452 thousand for the three months ended September 30, 2009 compared to $585 thousand for the same period of the prior year primarily due to decreased performance in the bank owned life insurance investment as well as a decrease in various customer service fees.

Noninterest Expense. Noninterest expense increased $138 thousand, or 4.2%, to $3.4 million for the three months ended September 30, 2009 from $3.3 million from prior year’s quarter. This net increase was primarily the result of a $218 thousand increase in FDIC expenses. In addition, professional fees decreased $56 thousand and advertising expenses decreased $30 thousand.

FDIC expenses increased $218 thousand primarily due to increases in FDIC quarterly assessments in the third quarter.

Professional fees decreased $56 thousand, or 30.4 % to $128 thousand compared to $184 thousand for the three months ended September, 30 2008 as a result of decreased legal fee expenses during 2009. Advertising expenses decreased $30 thousand, or 41.1 % to $43 thousand compared to $73 thousand for the three months ended September 30, 2008 resulting from less marketing and radio ads for the third quarter of 2009.

Income Tax Expense/(Benefit). An income tax expense of $71 thousand was recorded for the three months ended September 30, 2009 compared to $340 thousand income tax expense for the three months ended September 30, 2008. The effective tax rate for the current period was based on projected net income for the year under the guidelines of ASC 740.

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

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered certificates of deposit, however, historically has not issued significant amounts. The Bank has a brokered certificate of deposit balance of $10.0 million as of September 30, 2009, and has limited future brokered deposit activity to $20.0 million.

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At September 30, 2009, there were no outstanding approved loan origination commitments. At the same date, unused lines of credit were $54.7 million and outstanding letters of credit totaled $20 thousand. There were no securities scheduled to mature in one year or less at September 30, 2009. Certificates of deposit scheduled to mature in one year or less at September 30, 2009, totaled $328.1 million. Based on the competitive rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at September 30, 2009 to borrow an additional $108.1 million from the Federal Home Loan Bank of San Francisco, $110.7 million at the Federal Reserve Bank as well as $8.0 million from Pacific Coast Bankers Bank as additional funding sources to meet commitments and for liquidity purposes. The Bank has Federal Home Loan Bank advances of $75.0 million maturing within the next 12 months. The Bank intends to replace these advances with new borrowings from the Federal Home Loan Bank, Federal Reserve Bank or deposits depending on market conditions. The Federal Reserve Bank and the Federal Home Loan Bank have indicated to the banking industry that they will be reducing available lines of credit due to current market conditions, however, management expects that liquidity levels will continue to be adequately maintained.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to be a “well capitalized” institution in accordance with regulatory standards. Total equity of the Bank was $83.8 million at September 30, 2009, or

9.4% of total assets on that date. As of September 30, 2009, the Bank exceeded all capital requirements of the Office of Thrift Supervision and is deemed “well-capitalized.” The Bank’s regulatory capital ratios at September 30, 2009 were as follows: core capital 9.27%; Tier 1 risk-based capital, 12.22%; and total risk-based capital, 13.13%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively. The Bank’s regulatory capital ratios at December 31, 2008 were as follows: core capital 8.64%, Tier I risk-based capital, 11.50% and total risk-based capital, 12.18%. The Bank has committed to maintaining core and risk-based capital ratios of 8.0 and 12.0 percent, respectively, while the Bank is facing adverse market conditions.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. Increases in interest rates would be expected to have a negative impact on the Bank’s operating results. As of June 30, 2009, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 2% increase in interest rates was a decrease of 14 basis points and would result in a $2.3 million decrease in the NPV of the Bank. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2009, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. The net portfolio value analysis was unable to produce results for the minus 200 and 300 basis point scenario for the quarter ended June 30, 2009.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$92,904	(7,588)	(8)%	10.30%	(62)bp
+ 200 bp	98,230	(2,262)	(2)%	10.78%	(14)bp
+ 100 bp	100,557	65	0%	10.97%	5bp
0 bp	100,492	—	—	10.92%	0bp
- 100 bp	99,792	(701)	(1)%	10.82%	(10)bp

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

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2009 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

See the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended September 30, 2009 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
07/1/09-07/31/09	—	—	—	0
08/1/09-08/31/09	—	—	—	0
09/1/09-09/30/09	86	6.16	—	0

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	None

(b)	None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data

(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A.	****

3.3	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

4.1	Form of Preferred Stock Certificate of First PacTrust Bancorp, Inc.	****

4.2	Warrant to purchase shares of the Registrant’s common stock dated November 21, 2008	****

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

10.2	Severance Agreement with Melanie Yaptangco, formerly Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

10.7	Named Executive Officers Salary and Bonus Arrangements for 2009 and Director Fee Arrangements for 2009.	*****

10.8	Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated November 21, 2008, between First PacTrust Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the warrant.	****

10.9	Form of Compensation Modification Agreement and Waiver, executed by each of Hans R. Ganz, James P. Sheehy, Melanie M. Yaptangco, Regan J. Lauer, Rachel M. Carrillo, and Lisa R. Goodwin.	****

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Horwath LLP	None

24.0	Power of Attorney, included in signature pages	None

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.1	Section 1350 of The Sarbanes-Oxley Act Certification (Chief Executive Officer)	32.1

32.2	Section 1350 of The Sarbanes-Oxley Act Certification (Chief Financial Officer)	32.2

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.

**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

****	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K. Filed on November 21, 2008. Such information is hereby incorporated by reference.

*****	Included in the Registrant’s definitive proxy statement filed on March 23, 2009. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)	Exhibits—Included, see list in (a)(3).

(c)	Financial Statement Schedules—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: November 6, 2009	/s/ Hans R. Ganz
Hans R. Ganz President and Chief Executive Officer

Date: November 6, 2009	/s/ Regan Lauer
Regan Lauer Senior Vice President/ Controller (Principal Financial and Accounting Officer)