Form 10-Q/A
period 2009-06-30
FIRST PACTRUST BANCORP INC
filed 2009-11-18
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

As of November 17, 2009 the Registrant had 4,248,135 outstanding shares of common stock.

EXPLANATORY NOTE:

This quarterly report on Form 10-Q is being amended to provide information under Item 4 of Part II regarding the election results of the Registrant’s Annual Meeting of Stockholders which was inadvertently omitted from the original filing.

PART II—OTHER INFORMATION

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On March 23, 2009, the Company held its Annual Meeting of Shareholders. Set forth below are the results of the election of directors and the advisory (non-binding) vote on executive compensation, which were the only matters voted upon at the meeting.

Election of Directors

Name	Votes For	Votes Withheld
Hans R. Ganz	3,296,112	334,537
Donald M. Purdy	3,267,056	363,593

Advisory (Non-Binding) Vote on Executive Compensation

Votes For	Votes Against	Abstention	Broker Non-Votes
3,033,590	583,327	13,732	0

The vote required to approve this proposal was the affirmative vote of a majority of the votes cast on the proposal. Accordingly, this proposal was approved.

Item 5.	Other Information

None.

Item 6.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements; See Part II—Item 8. Financial Statements and Supplementary Data

(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A.	****

3.3	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

4.1	Form of Preferred Stock Certificate of First PacTrust Bancorp, Inc.	****

4.2	Warrant to purchase shares of the Registrant’s common stock dated November 21, 2008	****

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

10.2	Severance Agreement with Melanie Yaptangco, formerly Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

10.7	Named Executive Officers Salary and Bonus Arrangements for 2009 and Director Fee Arrangements for 2009.	*****

10.8	Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated November 21, 2008, between First PacTrust Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the warrant.	****

10.9	Form of Compensation Modification Agreement and Waiver, executed by each of Hans R. Ganz, James P. Sheehy, Melanie M. Yaptangco, Regan J. Lauer, Rachel M. Carrillo, and Lisa R. Goodwin.	****

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Horwath LLP	None

24.0	Power of Attorney, included in signature pages	None

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	******

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	******

32.0	Section 1350 of The Sarbanes-Oxley Act Certification	******

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.

**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

****	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K. Filed on November 21, 2008. Such information is hereby incorporated by reference.

*****	Included in the Registrant’s definitive proxy statement filed on March 23, 2009. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

******	Filed as an Exhibit to the Company’s Form 10-Q for the period ended June 30, 2009. Such information is hereby incorporated by reference.

(b)	Exhibits—Included, see list in (a)(3)

(c)	Financial Statement Schedules—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: November 18, 2009	/s/ Hans R. Ganz

Hans R. Ganz President and Chief Executive Officer

Date: November 18, 2009	/s/ Regan Lauer

Regan Lauer Senior Vice President/Controller (Principal Financial and Accounting Officer)

4