Form 10-K
period 2009-12-31
FIRST PACTRUST BANCORP INC
filed 2010-03-10
CIK 1169770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Common Stock, par value $0.01 per share

(Title of class)

Nasdaq Global Market

(Name of each exchange on which registered)

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

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq System as of June 30, 2009, was $18.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of February 26, 2010, there were issued and outstanding 4,244,484 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during April 2010.

FIRST PACTRUST BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2009

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

The principal executive offices of First PacTrust Bancorp, Inc. are located at 610 Bay Boulevard, Chula Vista, California, and its telephone number is (619) 691-1519. The Company’s common stock is traded on the Nasdaq Global Market under the symbol FPTB.

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

Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Junior Stock (as defined below) and Parity Stock (as defined below) will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share $0.185 declared on the Common Stock prior to November 21, 2008. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock, (b) the date on which the Series A Preferred Stock has been redeemed in whole; and (c) the date Treasury has transferred all of the Series A Preferred Stock to third parties. In addition, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Junior Stock and Parity Stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock. “Junior Stock” means the Common Stock and any other class or series of stock of the Company the terms of which expressly provide that it ranks junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Company. “Parity Stock” means any class or series of stock of the Company the terms of which do not expressly provide that such class or series will rank senior or junior to the Series A Preferred Stock as to dividend rights and/or rights on liquidation, dissolution or winding up of the Company (in each case without regard to whether dividends accrue cumulatively or non-cumulatively).

The Company placed all of the TARP proceeds received in the Bank, which used it to finance, in part, to purchase $40.6 million of residential mortgage backed securities. These securities provide liquidity as needed to meet current and future loan demand.

During 2008 and 2009, market and economic conditions in our industry and in California have declined resulting in increased delinquencies and foreclosures. A number of federal legislative and regulatory initiatives have been enacted to address these conditions. See “Asset Quality” and “How we are Regulated” in Item 1, “Risk Factors” in Item 1A and Management’s Discussion and Analysis in Item 7.

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

Lending Activities

General. The Company’s mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans generally are long-term and amortize on a monthly basis with principal and/or interest due each month. The Company also has loans in the portfolio which require interest only payments on a monthly basis or may have the potential for negative amortization. At December 31, 2009, the Company had a total of $269.1 million in interest only mortgage loans and $33.8 million in mortgage loans with potential for negative amortization. In 2005, the Company introduced a fully-transactional flexible mortgage product called the “Green Account.” The Green Account is a first mortgage line of credit with an associated “clearing account” that allows all types of deposits and withdrawals to be performed, including direct deposit, check, debit card, ATM, ACH debits and credits, and internet banking and bill payment transactions. At December 31, 2009, the balance of the Company’s Green Account loans totaled $237.2 million, or 31.3% of the Company’s total loan portfolio. At December 31, 2009, the Company’s net loan portfolio totaled $748.3 million, which constituted 83.7% of our total assets. For further detailed information on the Green Account, visit the Company’s website at www.pacifictrustbank.com.

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

At December 31, 2009, the maximum amount which the Company could have loaned to any one borrower and the borrower’s related entities was approximately $13.6 million. The largest lending relationship to a single borrower or a group of related borrowers was a combination of commercial real estate, multi-family and single family loans with an aggregate loan exposure amount of $12.0 million. The properties securing these loans are located in Anaheim and San Diego, California. These loans were performing in accordance with their terms as of December 31, 2009.

The following table presents information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate
One- to four-family	$425,125	56.00%	$460,316	56.92%	$421,064	58.96%	$515,891	69.46%	$559,193	80.87%
Multi-family	31,421	4.14	34,831	4.31	37,339	5.23	49,597	6.68	59,799	8.65
Non-Residential	39,900	5.26	41,498	5.13	35,500	4.97	36,605	4.93	28,818	4.17
Land	13,549	1.78	21,733	2.69	21,705	3.04	20,108	2.71	8,033	1.16
Construction	—	—	17,835	2.20	18,866	2.64	16,409	2.21	6,424	0.93

Other Loans:
Consumer	11,370	1.50	12,313	1.52	14,293	2.00	16,195	2.18	18,842	2.72
Green*	237,188	31.25	219,091	27.09	163,962	22.96	87,294	11.75	9,724	1.41
Commercial	567	0.07	1,133	0.14	1,398	0.20	611	0.08	622	0.09

Total loans	759,120	100.00%	808,750	100.00%	714,127	100.00%	742,710	100.00%	691,455	100.00%
Net deferred loan origination costs	2,262		2,581		2,208		2,004		1,733

Allowance for loan losses	(13,079)		(18,286)		(6,240)		(4,670)		(4,691)

Total loans receivable, net	$748,303		$793,045		$710,095		$740,044		$688,497

*

At 12/31/09, of this total $208.9 million was secured by one-to four–family properties, $14.3 million was secured by commercial properties, $8.7 million was secured by second trust deed line of credit, $2.8 million was secured by multi-family properties and $2.5 million was secured by land. At 12/31/08, of this total $192.5 million was secured by one-to-four-family loans, $14.9 million was secured by commercial properties, $8.3 million was secured by second trust deed line of credit, $2.5 million was secured by multi-family properties, and $798 thousand was secured by land. At 12/31/07, of this total $149.3 million was secured by one-to four- family properties, $6.2 million was secured by commercial properties, $5.7 million was secured by second trust deed line of credit, $2.3 million was secured by multi-family properties and $429 thousand was secured by land. At 12/31/06, of this total $82.7 million was secured by one- to four- family properties, $2.0 million was secured by second trust deed line of credit, $1.3 million was secured by multi-family properties and $1.7 million was secured by commercial properties. At 12/31/05, this amount was secured by one- to four- family properties.

The following table shows the composition of the Company’s loan portfolio by fixed- and adjustable-rate at the dates indicated. (Dollars in thousands)

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
FIXED-RATE LOANS
Real Estate
One- to four-family	$6,396	0.84%	$7,740	0.96%	$10,440	1.46%	$10,750	1.45%	$13,061	1.89%
Multi-family	21,992	2.90	22,693	2.81	23,035	3.23	29,458	3.97	31,986	4.62
Non-Residential	25,048	3.30	25,591	3.16	25,425	3.56	17,984	2.42	7,234	1.04
Land	12,691	1.67	21,631	2.67	21,601	3.02	20,002	2.69	8,033	1.16
Construction	—	—	—	—	—	—	—	—	—	—

Other loans
Consumer:	249	0.03	366	0.05	868	0.12	927	0.12	1,090	0.16
Green	1,071	0.14	798	0.10	429	0.06	—	—	—	—
Commercial	511	0.07	525	0.06	500	0.07	—	—	65	0.01

Total fixed-rate loans	67,958	8.95	79,344	9.81	82,298	11.52	79,121	10.65	61,469	8.88

ADJUSTABLE-RATE
Real Estate
One- to four-family	$418,730	55.16%	452,576	55.96%	410,624	57.50	505,141	68.01	546,132	78.98
Multi-family	9,429	1.24	12,138	1.50	14,304	2.00	20,139	2.71	27,813	4.02
Non-Residential	14,852	1.96	15,906	1.97	10,075	1.41	18,621	2.51	21,584	3.12
Land	857	0.11	103	0.01	104	0.02	106	0.02	—	—
Construction	—	—	17,835	2.20	18,866	2.64	16,409	2.21	6,424	0.93

Other loans
Consumer	11,121	1.47	11,948	1.48	13,447	1.88	15,268	2.06	17,751	2.57
Green	236,117	31.10	218,292	26.99	163,533	22.90	87,294	11.75	9,725	1.41
Commercial	56	0.01	608	0.08	876	0.13	611	0.08	557	0.09

Total adjustable-rate loans	$691,162	91.05%	729,406	90.19	631,829	88.48	663,589	89.35	629,986	91.10

Total loans	759,120	100.00%	808,750	100.00%	714,127	100.00%	742,710	100.00%	691,455	100.00%

Net deferred loan origination costs	2,262		2,581		2,208		2,004		1,733

Allowance for loan losses	(13,079)		(18,286)		(6,240)		(4,670)		(4,691)

Total loans receivable, net	$748,303		$793,045		$710,095		$740,044		$688,497

The following schedule illustrates the contractual maturity of the Company’s loan portfolio at December 31, 2009. (Dollars in thousands)

	Real Estate
	One- to Four-Family		Multi-Family		Non-Residential		Land		Construction
Due During Years Ending December 31	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2010(1)	$2,037	6.25%	$1,772	5.89%	$1,592	7.67%	$12,410	6.47%	$—	—%
2011	514	6.21	503	4.96	—	—	282	6.25	—	—
2012 and 2013	2,509	6.11	3,687	5.03	6,215	5.00	—	—	—	—
2014 to 2018	4,398	5.05	87	4.25	219	4.25	—	—	—	—
2019 to 2033	89,623	4.26	5,021	5.16	30,448	6.85	756	3.75	—	—
2034 and following	326,044	5.41	20,351	5.86	1,426	4.38	101	5.50	—	—

Total	$425,125	5.06%	$31,421	5.56%	$39,900	6.68%	$13,549	6.06%	$—	—%

	Consumer		Green		Commercial Business		TOTALS
Due During Years Ending December 31	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2010(1)	$2,242	7.62%	$—	—%	$—	—%	$20,053	7.56%
2011	2,001	3.41	1,071	9.50	533	12.16	4,904	4.19
2012 and 2013	241	5.53	—	—	34	8.34	12,686	5.77
2014 to 2018	6,332	3.39	153	3.50	—	—	11,189	3.87
2019 to 2033	554	4.08	235,964	5.48	—	—	362,366	4.94
2034 and following	—	—	—	—	—	—	347,922	5.43

Total	$11,370	6.19%	$237,188	5.49%	$567	9.87%	$759,120	5.57%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The following schedule illustrates the Company’s loan portfolio at December 31, 2009 as the loans reprice. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. (Dollars in thousands).

	Real Estate
	One- to Four-Family		Multi-Family		Non-Residential		Land		Construction
Due During Years Ending December 31	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2010(1)	$191,019	4.82%	$19,934	5.50%	$31,559	6.57%	$13,267	6.01%	$—	—%
2011	69,247	5.21	1,184	5.86	2,304	6.85	282	6.25
2012 and 2013	106,784	5.38	8,157	5.55	485	6.85
2014 to 2018	55,973	5.25	2,146	5.86	5,552	6.85
2019 to 2033	2,102	4.23

Total	$425,125	5.06%	$31,421	5.56%	$39,900	6.68%	$13,549	6.06%	$—	—%

	Consumer		Green		Commercial Business		TOTALS
Due During Years Ending December 31	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2010(1)	$11,066	6.27%	$142,122	5.47%	$56	9.61%	$409,023	5.70%
2011	68	3.41	54,750	5.55	488	12.16	128,323	5.29
2012 and 2013	217	5.26	40,316	5.48	23	8.34	155,982	5.42
2014 to 2018	19	3.39					63,690	5.30
2019 to 2033							2,102	4.26

Total	$11,370	6.19%	$237,188	5.49%	$567	9.87%	$759,120	5.57%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2010 which have predetermined interest rates is $53.3 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $685.8 million.

One- to Four-Family Residential Real Estate Lending. The Company focuses lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in San Diego and Riverside counties, California. At December 31, 2009, one- to four-family residential mortgage loans totaled $634.1 million, or 83.5% of our gross loan portfolio including the portion of the Company’s Green Account home equity loan portfolio that are first trust deeds. If the home equity Green Account loans in first position are excluded, total one- to four-family residential mortgage loans totaled $425.1 million, or 56.0% of our gross loan portfolio.

The Company generally underwrites one- to four-family loans based on the applicant’s income and credit history and the appraised value of the subject property. Generally the Company lends up to 90% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, the Company generally charges a higher interest rate. The Company currently has a very limited quantity of loans with a loan-to-value ratio in excess of 80% at the date of loan origination. Properties securing our one- to four-family loans are appraised by independent fee appraisers approved by management. Generally, the Company requires borrowers to obtain title insurance, hazard insurance, and flood insurance, if necessary.

National and regional indicators of real estate values show declining prices, however, the Company believes that the current loan loss reserves are adequate to cover inherent losses. Further, the Company generally adjusts underwriting criteria by discounting the appraisal value by 5.0% when underwriting mortgages in declining market areas.

The Company currently originates one- to four-family mortgage loans on either a fixed- or primarily on an adjustable-rate basis, as consumer demand dictates. The Company’s pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions.

Adjustable-rate mortgages, or “ARM” loans are offered with flexible initial and periodic repricing dates, ranging from one year to seven years through the life of the loan. The Company uses a variety of indices to reprice ARM loans. During the year ended December 31, 2009, the Company originated $16.3 million of one- to four-family ARM loans with terms up to 30 years, and $260 thousand of one- to four-family fixed-rate mortgage loans with terms up to 15 years.

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

The Company no longer offers ARM loans which may provide for negative amortization of the principal balance and has not offered these loans since March, 2006. At December 31, 2009, the existing negative amortizing loans in the portfolio totaling $33.8 million have monthly interest rate adjustments after the specified introductory rate term, and annual maximum payment adjustments of 7.5% during the first five years of the loan. The principal balance on these loans may increase up to 110% of the original loan amount as a result of the payments not being sufficient to cover the interest due during the first five years of the loan term. These loans adjust to fully amortize after five years through contractual maturity, or upon the outstanding loan balance reaching 110% of the original loan amount with up to a 30-year term. At December 31, 2009, $4.4 million of the Company’s negatively amortizing loan portfolio were non-performing loans.

In addition, the Bank currently offers interest only loans and expects originations of these loans to continue. At December 31, 2009, the Company had a total of $269.1 million of interest only mortgage loans. These loans become fully amortized after the initial fixed rate period. At December 31, 2009, $25.1 million of the Company’s interest only loan portfolio were non-performing loans. The Company also offers its Green Account lines of credit which have interest only minimum payment requirements. See further discussion under “Consumer and Other Real Estate Lending.”

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

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s minimum monthly payment rises, increasing the potential for default.( See “Asset Quality—Non-performing Assets” and “Classified Assets.”) At December 31, 2009, the Company’s one- to four-family ARM loan portfolio totaled $418.7 million, or 55.2% of our gross loan portfolio. At that date, the fixed-rate one-to four-family mortgage loan portfolio totaled $6.4 million, or 0.8% of the Company’s gross loan portfolio. The composition of the Company’s loan portfolio has not significantly changed during 2009. At December 31, 2009, $10.7 million of the Company’s ARM loan portfolio were non-performing loans.

Commercial and Multi-Family Real Estate Lending. The Company offers a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, and a limited amount of small retail establishments, hotels, motels, warehouses, and small office buildings primarily located in the Company’s market area. At December 31, 2009, multi-family, commercial and land real estate loans totaled $84.9 million or 11.2% of the Company’s gross loan portfolio.

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

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. The largest multi-family or commercial real estate loan at December 31, 2009 was secured by six 1-4 unit properties located in San Diego County with a principal balance of $9.3 million and a remaining line of credit limit of $1.5 million. At December 31, 2009, this loan was performing in accordance with the terms of the note.

Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “—Asset Quality—Non-performing Loans” in Item 1.

Construction Lending. The Company has not historically originated a significant amount of construction loans and does not plan to increase this type of lending in the future. From time to time the Company does, however, purchase participations in real estate construction loans. In addition, the Company may in the future originate or purchase loans or participations in construction. During the year ended December 31, 2009, the Company charged off three construction loans totaling $12.6 million and had no construction loans at December 31, 2009.

Consumer and Other Real Estate Lending. Consumer loans generally have shorter terms to maturity or variable interest rates, which reduce our exposure to changes in interest rates, and carry higher rates of interest than do conventional one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to the Company’s existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2009, the Company’s consumer and other loan portfolio totaled $248.6 million, or 32.7% of our gross loan portfolio. The Company offers a variety of secured consumer loans, including the Company’s Green Account first and second trust deed home equity loans, which comprises the majority of the consumer and other real estate portfolio, other home equity lines of credit and loans secured by savings deposits. The Company also offers a limited amount of unsecured loans. The Company originates consumer and other real estate loans primarily in its market area.

The Company’s home equity lines of credit totaled $247.0 million, and comprised 32.5% of the gross loan portfolio at December 31, 2009. Of these, $237.2 million represent the Company’s Green Account loans which represented 31.3% of the gross loan portfolio at December 31, 2009. Of the Company’s Green Account loans, $208.9 million were home equity loans secured by one-to four-family properties and were in a first position. Green Account home equity loans have a fifteen year draw period with interest-only payment requirements, a balloon payment requirement at the end of the draw period and a maximum 80% loan to value ratio. Home equity lines of credit, other than the Green Account loans, may be originated in amounts, together with the amount of the existing first mortgage, up to 80% of the value of the property securing the loan. Other home equity lines of credit have a seven or ten year draw period and require the payment of 1.0% or 1.5% of the outstanding loan balance per month (depending on the terms) during the draw period, which amount may be re-borrowed at any time during the draw period. Home equity lines of credit with a 10 year draw period have a balloon payment due at the end of the draw period. For loans with shorter term draw periods, once the draw period has lapsed, generally the payment is fixed based on the loan balance at that time. The Company has the right to adjust existing lines of credit for current market conditions subject to the rules and regulations affecting home equity lines of credit. At December 31, 2009, unfunded commitments on these lines of credit totaled $37.3 million. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

Auto loans totaled $138 thousand at December 31, 2009, or 0.02% of the Company’s gross loan portfolio. Loan-to-value ratios were up to 100% of the sales price for new autos and 100% of retail value on used autos, based on valuations from official used car guides. The Company no longer originates auto loans.

Consumer and other real estate loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles and recreational vehicles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. See “—Asset Quality—Non-performing Loans” in Item 1.

Commercial Business Lending. At December 31, 2009, commercial business loans totaled $567 thousand or 0.1% of the gross loan portfolio. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. The Company may obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than more traditional single-family home loans.

Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). The Company’s commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. See “—Asset Quality—Non-performing Loans” in Item 1.

Loan Originations, Purchases, Repayments, and Servicing

The Company originates real estate secured loans primarily through mortgage brokers and banking relationships. By originating most loans through brokers, the Company is better able to control overhead costs and efficiently utilize management resources. The Company is a portfolio lender of products not readily saleable to Fannie Mae and Freddie Mac, although they are saleable to private investors. The Company did not attempt to sell any of its loans during 2009 and is not planning to do so in the near future.

The Company also originates consumer and real estate loans on a direct basis through our marketing efforts, and our existing and walk-in customers. The Company originates both adjustable and, to a much lesser extent, fixed-rate loans, however, the ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by competition and the interest rate environment. During the last few years, the Company has significantly increased origination of ARM loans. The Company has also purchased ARM loans secured by one-to four-family residences and participations in construction and commercial real estate loans in the past, but none in 2009. Loans and participations purchased must conform to the Company’s underwriting guidelines or guidelines acceptable to the management loan committee. In periods of economic uncertainty, the ability of financial institutions to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. During 2005, the Company introduced a new lending product called the “Green Account”, America’s first fully transactional flexible mortgage account. Originations of this product totaled $87.7 million and $122.7 million for the years ended December 31, 2009 and 2008, respectively. Origination volume during 2010 will be largely dependent on developments in the real estate market in the coming year, however, the Company does not expect loan production to greatly exceed 2009.

The following table shows loan origination, purchase, sale, and repayment activities for the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Originations by type:
Adjustable rate:
Real estate—one- to four-family	$16,293	$103,790	$31,382
—multi-family, commercial and land	1,096	8,666	14,613
—construction or development	—	35	5,216
Consumer and other	92,311 *	129,195	148,488
—commercial business	—	111	860

Total adjustable-rate	109,700	241,797	200,559
Fixed rate:
Real estate—one- to four-family	260	1,252	2116
—multi-family, commercial and land	19	3,561	14,856
Non-real estate—consumer	427	529	655
—commercial business	297	2,119	3,832

Total fixed-rate	1,003	7,461	21,459
Total loans originated	110,703	249,258	222,018

Purchases:
Real estate—one- to four-family	—	—	1,058
—multi-family, commercial and land	—	—	—
—construction or development	—	—	—
Consumer and other	—	—	—
—commercial business	—	—	—

Total loans purchased	—	—	1,058

Repayments:
Principal repayments	(137,913)	(154,635)	(251,658)
Increase (decrease) in other items, net	(17,532)	(11,673)	(1,367)

Net increase (decrease)	$(44,742)	$82,950	$(29,949)

*	Of this total, $87.7 million represents originations of the Company’s Green Account product, of which $81.4 million is secured by one-to four-family properties, $3.5 million is secured by land, $1.8 million is secured by multi-family properties and $978 thousand is secured by commercial properties.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type, number, and amount at December 31, 2009.

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
One- to four-family	9	$11,570	24	$18,647	33	$30,217
Commercial and multi-family real estate	—	—	7	5,107	7	5,107
Home equity	2	77	—	—	2	77
Real estate secured-first trust deeds (Green acct)	1	2,498	3	3,536	4	6,034
Real estate secured-second trust deeds (Green acct)	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Land	—	—	1	1,400	1	1,400
Consumer	4	13	3	9	7	22

	16	$14,158	38	$28,699	54	$42,857

Delinquent loans to total gross loans		1.87%		3.78%		5.65%

Non-performing Assets. The table below sets forth the amounts and categories of nonperforming assets and includes those loans on nonaccrual status (which are listed above in the delinquent loan table), loans that have been restructured resulting in a troubled debt classification, impaired loans and other real estate owned assets. The Company ceases accruing interest, and therefore classifies as nonaccrual, any loan as to which principal or interest has been in default for a period of greater than 90 days, or if repayment in full of interest or principal is not expected. Of the nonperforming loan balance, nineteen loans totaling $14.0 million, net of loan loss reserves of $3.6 million, were current as of December 31, 2009, however, were still considered impaired. Interest that would have been accrued if the non-performing loans would have been performing totaled $3.2 million at December 31, 2009.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Nonperforming loans:
One- to four-family	$20,773	$9,745	$1,941	$1,950	$—
Commercial and multi-family real estate	2,017	—	57	—	—
Home equity	—	882	1,402	—	—
Real estate secure-first trust deeds (Green acct)	4,368	—	—	—	—
Real estate secure-second trust deeds (Green acct)	—	—	—	—	—
Construction	—	17,835	9,957	—	—
Commercial	—	—	775	—	—
Land	1,400	9,377	—	—	—
Consumer	20	—	—	2	3

Total non-performing loans	28,578	37,839	14,132	1,952	3

Troubled Debt Restructured Loans:
One- to four-family	7,497	3,538	—	—	—
Commercial and multi-family real estate	8,502	5,412	—	—	—
Home equity	—	—	—	—	—
Real estate secure-first trust deeds (Green acct)	320	—	—	—	—
Real estate secure-second trust deeds (Green acct)	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Land	5,847	—	—	—	—
Consumer	108	—	—	—	—

Total troubled debt restructured loans	22,274	8,950	—	—	—

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Accruing loans delinquent more than 90 days:
One- to four-family	$—	$—	$—	$—	$—
Commercial and Multi-family real estate	—	—	—	—	—
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	—
Non-performing loans	50,852	46,789	14,132	1,952	3

Real estate owned, net	5,680	158	—	—	—

Total non-performing assets	$56,532	$46,947	$14,132	$1,952	$3

Non-performing loans to total loans	6.70%	5.79%	1.98%	0.26%	—%
Non-performing assets to total assets	6.32%	5.36%	1.82%	0.24%	—%

Nonperforming loans increased $4.1 million to $50.9 million at December 31, 2009 compared to $46.8 million at December 31, 2008. Loan loss reserves totaling $6.5 million have been established for these loans. The Company utilizes estimated current market values when assessing loan loss provisions for collateral dependent loans. Troubled debt restructured loans, net of loan loss reserves of $3.5 million totaled $18.8 million at December 31, 2009 and are included in the nonperforming loan balance above. These loans were modified in a way that required guideline exceptions beyond the Company’s normal scope. Once the borrowers perform pursuant to the modified terms for six consecutive months, the loans will be placed back on accrual status. Income is recognized when received during the six month nonaccrual period.

Real Estate Owned. At December 31, 2009 other real estate acquired in settlement of loans totaled $5.7 million, net of a valuation allowance of $700 thousand, based on the fair value of the collateral less estimated costs to sell. The real estate owned balance consisted of one construction property and one single family property currently held for sale.

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the Board of Directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the FDIC, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2009, the Company had classified assets totaling $80.4 million, net of loan loss reserves of $6.5 million, of which $21.2 million was classified as special mention, $59.2 million was classified as substandard, $0 as doubtful and $0 as loss. The total amount classified represented 82.5% of our equity capital and 9.0% of our total assets at December 31, 2009.

Provision for Loan Losses. The past year proved to be an extremely challenging operating environment, as witnessed by the continued deterioration of the national housing market in general and the local market in particular, including declining home prices, increasing delinquencies and foreclosures, and a significant increase in unemployment. These combined factors have resulted in a substantial increase to the Company’s non-performing assets and loan loss provisions. The Company recorded a loan loss provision for the year ended December 31, 2009 of $17.3 million, compared to a loan loss provision of $13.5 million for the year ended December 31, 2008. The provision for loan losses is charged or credited to income to adjust our allowance for loan losses to reflect probable losses presently inherent in the loan portfolio based on the factors discussed below under “Allowance for Loan Losses.” The provision for loan losses for the year ended December 31, 2009 was based on management’s review of such factors which indicated that the allowance for loan losses reflected probable losses presently inherent in the loan portfolio as of the year ended December 31, 2009.

Allowance for Loan Losses. The Company maintains an allowance for loan losses to absorb probable incurred losses presently inherent in the loan portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. During the fourth quarter the Company changed the methodology used for calculating the allowance for loan losses on all residential first and second trust deed loans. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for current economic conditions, combined with a current loan to value analysis to analyze the associated risks in the current loan portfolio. The methodology did not change for all remaining loans and they are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Geographic peer group data is obtained by general loan type and adjusted to reflect known differences between peers and the Company, including loan seasoning, underwriting experience, local economic conditions and customer characteristics. The Company evaluates all impaired loans individually, primarily through the evaluation of collateral values and cash flows.

At December 31, 2009, our allowance for loan losses was $13.1 million or 1.7% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable losses presently inherent in our loan portfolios.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Balance at beginning of period	$18,286	$6,240	$4,670	$4,691	$4,430
Charge-offs
One- to four-family	(1,479)	(658)	—	—	—
Multi-family	—	—	—	—	—
Construction	(12,557)	—	—	—	—
Commercial	—	(647)	—	—	—
Land	(6,266)	—	—	—	—
Consumer	(2,203)	(246)	(24)	(15)	(25)

	(22,505)	(1,551)	(24)	(15)	(25)
Recoveries
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	2	50	6	18	36

	2	50	6	18	36
Net (charge-offs) recoveries	(22,503)	(1,501)	(18)	3	11

Provision/(recovery) for loan losses	17,296	13,547	1,588	(24)	250

Balance at end of period	$13,079	$18,286	$6,240	$4,670	$4,691

Net charge-offs to average loans during this period	2.89%	0.20%	—%	—%	—%
Net charge-offs to average non-performing loans during this period	47.87%	4.74%	—%	—%	—%
Allowance for loan losses to non-performing loans	25.72%	39.08%	44.16%	239.24%	156,367%
Allowance as a % of total loans (end of period)	1.72%	2.26%	0.87%	0.63%	0.68%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	2009			2008			2007			2006			2005
	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Allowance	Percent of Gross Loans in Each Category to Total Gross Loans
	(Dollars in Thousands)
Secured by residential real estate	$6,412	49.03%	56.00%	$3,372	18.44%	56.96%	$2,078	33.30%	59.04%	$3,503	75.01%	69.56%	$3,702	78.9%	80.87%
Secured by commercial real estate and land	3,055	23.36	11.18	3,888	21.26	12.13	499	8.00	13.25	615	13.17	14.34	667	14.22	13.98
Construction	—	—	—	8,877	48.54	2.21	1,702	27.27	2.65	69	1.48	2.21	39	0.83	0.93
Consumer	3,095	23.66	32.74	2,116	11.58	28.56	1,362	21.83	24.86	466	9.98	13.81	269	5.73	4.13
Commercial	17	0.13	0.07	33	0.18	0.14	599	9.60	0.20	17	0.36	0.08	14	0.30	0.09
Unallocated	500	3.82	—	—	—	—	—	—	—	—	—	—	—	—	—

Total Allowance for Loan Losses	$13,079	100.00%	100.00%	$18,286	100.00%	100.00%	$6,240	100.00%	100.00%	$4,670	100.00%	100.00%	$4,691	100.00%	100.00%

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

The Company currently invests in mortgage-backed securities (MBS) as part of our asset/liability management strategy. Management believes that MBS can represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Company has from time to time concluded that short and intermediate duration MBS (with an expected average life of less than ten years) represent a better combination of rate and duration than adjustable rate mortgage-backed securities. All of the Company’s negotiable securities, including MBS, are held as “available for sale.”

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. Our securities portfolio at December 31, 2009, did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies. Twelve collateralized mortgage obligations and one U. S. agency security totaling $40.6 million were purchased during 2009. These private label mortgage-backed securities are collateralized with one-to four- family residential loans.

	December 31,
	2009		2008		2007
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities Available for Sale:
Agency securities FNMA/FHLB notes	$5,168	9.88%	$—	—	$4,361	99.86%
Private label mortgage-backed securities	47,131	90.11%	17,560	99.97%	5	0.12%
Federal National Mortgage Association	4	0.01%	4	0.02%	5	0.12%
Government National Mortgage Association	1	0.00%	1	0.01%	1	0.02%

Total	$52,304	100.00%	$17,565	100.00%	$4,367	100.00%

Average remaining life of securities	3.1 years		4.2 years		5.2 years

Other interest earning assets:
Interest-earning deposits with banks	3,884	10.55%	4,666	20.41%	7,602	32.94%
Federal funds sold	23,580	64.03%	8,835	38.64%	8,635	37.41%
FHLB stock	9,364	25.42%	9,364	40.95%	6,842	29.65%

	$36,828	100.00%	$22,865	100.00%	$23,079	100.00%

The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock, as of December 31, 2009 are indicated in the following table.

	December 31, 2009
	One Year or Less	One to Five Years	Five to 10 Years	Over 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. government-sponsored entities and agencies	$—	$5,141	$—	$—	$5,141	$5,168
Private label mortgage-backed securities	—	39,889	4,435	—	44,324	47,131
Federal National Mortgage Association	—	4	—	—	4	4
Government National Mortgage Association	—	1	—	—	1	1

Total investment securities	$—	$45,035	$4,435	$—	$49,470	$52,304

Weighted average yield	0%	9.27%	9.15%	0%

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

Deposits. The Company offers a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. The Company’s deposits consist of savings accounts, money market deposit accounts, NOW and demand accounts, and certificates of deposit. The Company solicits deposits primarily in our market area and from institutional investors. The Company did not hold any brokered certificates of deposit at December 31, 2009, a decrease of $20.0 million from the prior year. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain deposits.

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

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Opening balance	$598,177	$574,151	$570,543
Deposits net of withdrawals	47,456	6,514	(20,255)
Interest credited	12,799	17,512	23,863

Ending balance	$658,432	$598,177	$574,151

Net increase	$60,255	$24,026	$3,608

Percent increase	10.07%	4.18%	.63%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Noninterest-bearing demand	$14,021	2.13%	$14,697	2.46%	$17,873	3.11%
Savings	121,503	18.45	96,864	16.19	80,625	14.04
NOW	43,942	6.67	39,448	6.60	41,115	7.16
Money market	81,771	12.42	81,837	13.68	129,466	22.55

	261,237	39.67	232,846	38.93	269,079	46.86

Certificates of deposit
0.00% - 2.99%	$349,241	53.04	80,992	13.54	89	0.02
3.00% - 3.99%	26,382	4.01	215,064	35.95	15,119	2.63
4.00% - 4.99%	19,755	3.00	66,629	11.14	135,639	23.63
5.00% - 5.99%	1,817	0.28	2,646	0.44	154,225	26.86
Total Certificates of deposit	397,195	60.33	365,331	61.07	305,072	53.14

	$658,432	100.00%	$598,177	100.00%	$574,151	100.00%

The following table (in thousands) indicates the amount of the Company’s certificates of deposit and other deposits by time remaining until maturity as of December 31, 2009.

	2010	2011	2012	2013	2014	Total
0.00% - 2.99%	$304,693	$32,701	$10,655	$409	$783	$349,241
3.00% - 3.99%	17,888	3,893	514	1,005	3,082	26,382
4.00% - 4.99%	12,541	1,821	2,231	3,162	—	19,755
5.00% - 5.99%	437	1,181	199	—	—	1,817
	$335,559	$39,596	$13,599	$4,576	$3,865	$397,195

$100,000 and over	$180,436	$22,131	$8,490	$2,511	$2,966	$216,534
Below $100,000	155,123	17,465	5,109	2,065	899	180,661

Total	$335,559	$39,596	$13,599	$4,576	$3,865	$397,195

Borrowings. Although deposits are our primary source of funds, the Company may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when the Company desires additional capacity to fund loan demand or when they meet our asset/liability management goals. The Company’s borrowings historically have consisted of advances from the Federal Home Loan Bank of San Francisco (FHLB). However, the Company also has the ability to borrow from the Federal Reserve Bank as well as Pacific Coast Bankers Bank,

The Company may obtain advances from the FHLB by collateralizing the advances with certain of the Company’s mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2009, the Company had $135.0 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $43.9 million. The Company also had the ability to borrow $73.3 million from the Federal Reserve Bank as well as $8.0 million from Pacific Coast Bankers Bank. See also Note 8 of the Notes to the Company’s consolidated financial statements at Item 8 of this report for additional information regarding FHLB advances.

The following table sets forth certain information as to our borrowings at the dates and for the years indicated.

	At or for the Year Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
Average balance outstanding	$155,548	$157,569	$114,562
Maximum month-end balance	$175,000	$229,000	$147,200
Balance at end of period	$135,000	$175,000	$111,700
Weighted average interest rate during the period	3.24%	3.52%	4.06%
Weighted average interest rate at end of period	3.10%	3.43%	4.55%

Subsidiary and Other Activities

As a federally chartered savings bank, Pacific Trust Bank is permitted by the Office of Thrift Supervision to invest 2% of our assets or $17.9 million at December 31, 2009, in the stock of, or unsecured loans to, service corporation subsidiaries. The Company may invest an additional 1% of our assets in secure corporations where such additional funds are used for inner city or community development purposes. At December 31, 2009, Pacific Trust Bank currently did not have any subsidiary service corporations.

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

The Company attracts deposits through the branch office system and through the internet. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Company competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data as of June 30, 2009 provided by the FDIC, Pacific Trust Bank’s share of deposits was 1.03% and 0.50% in San Diego and Riverside Counties, respectively.

Employees

At December 31, 2009, we had a total of 88 full-time employees and 10 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.

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

Pacific Trust Bank

The Office of Thrift Supervision has extensive authority over the operations of savings institutions. As part of this authority, we are required to file periodic reports with the Office of Thrift Supervision and we are subject to periodic examinations by the Office of Thrift Supervision and the FDIC, which insures the deposits of Pacific Trust Bank to the maximum extent permitted by law. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

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

The Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500 thousand or 15% of unimpaired capital and surplus including allowance for loan losses (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2009, the Bank’s lending limit under this restriction was $13.6 million. The Bank is in compliance with the loans-to-one-borrower limitation.

The Office of Thrift Supervision’s oversight of Pacific Trust Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 and the anti-money laundering provisions of the USA Patriot Act. The Gramm-Leach-Bliley privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties. They also require each financial institution offering financial products or services to retail customers to provide such customers with its privacy policy and with the opportunity to “opt out” of the sharing of their personal information with unaffiliated third parties. The USA Patriot Act significantly expands the responsibilities of financial institutions in preventing the use of the United States financial system to fund terrorist activities. Its anti-money laundering provisions require financial institutions operating in the United States to develop anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

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

FDIC Regulation and Insurance of Accounts.

The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2009 were $1.6 million. Those premiums have increased due to recent strains on the FDIC deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks.

The Bank is a member of the deposit insurance fund administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC. Through December 31, 2013, the basic deposit insurance is $250,000, instead of the $100,000 limit that had been in effect prior to October 2008. The FDIC also provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into noninterest-bearing savings accounts at institutions that opt into this enhanced deposit insurance coverage. Pacific Trust Bank opted out of this program, which is set to expire on June 30, 2010.

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution based on annualized rates for one of four risk categories applied to its deposits subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the deposit insurance fund. Under the FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. Rates increase uniformly by 3 basis points effective January 1, 2011.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed a special assessment of 5 basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the net worth of the deposit insurance fund to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the deposit insurance fund, the FDIC required most of the insured institutions to prepay on December 30, 2009, the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which is due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on January 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.

The FDIC estimates that the reserve ratio will reach the designated reserve ratio of 1.15% by 2017 as required by statute.

The FDIC also may prohibit any FDIC-insured institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund. The FDIC also has the authority to initiate enforcement actions against the Bank and may terminate our deposit insurance if it determines that we have engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

The capital regulations require core capital equal to at least 4.0% of adjusted total assets. Core capital consists of tangible capital plus certain intangible assets including a limited amount of credit card relationships. At December 31, 2009, the Bank had core capital equal to $81.8 million, or 9.2% of adjusted total assets, which was $46.2 million above the minimum requirement of 4.0% in effect on that date.

The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2009, the Bank had $6.6 million of general loan loss reserves, which was less than 1.0% of risk-weighted assets.

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

On December 31, 2009, the Bank had total risk-based capital of $88.4 million and risk-weighted assets of $674.2 million; or total risk-based capital to risk-weighted assets of 13.1%. This amount was $35.7 million above the 8.0% requirement in effect on that date. The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.

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

Emergency Economic Stabilization Act of 2008.

In October 2008, the EESA was enacted. For more information regarding the EESA, see “Risk Factors—Risks Related to the U.S. Financial Industry—There can be no assurance that recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies will help stabilize the U.S. financial system or improve the housing market.”

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

Economic Stimulus Act of 2008 and Housing and Economic Recovery Act of 2008.

President Bush signed the Economic Stimulus Act of 2008 into law on February 13, 2008. While the main thrust of the act is to stimulate the economy, the act also temporarily increased the maximum size of mortgage loans (the conforming loan limit) that Fannie Mae and Freddie Mac may purchase from the current $417,000 cap to a maximum of $729,750 for certain loans made during the July 1, 2007—December 31, 2008 period. The cap on the FHA’s conforming loan limit was raised from $362,000 to $729,750 for certain loans made on or before December 31, 2008. These changes are intended, among other purposes, to provide more liquidity and stability for the jumbo loan market. The Housing and Economic Recovery Act of 2008, signed by President Bush on July 30, 2008, was designed to address a variety of issues relating to the subprime mortgage crises. This act established a new conforming loan limit for Fannie Mae and Freddie Mac in high cost areas to 150% of the conforming loan limit, to take effect after the limits established by the Economic Stimulus Act of 2008 expire. The FHA’s conforming loan limit has been increased from 95% to 110% of the area median home price up to 150% of the Fannie Mae/Freddie Mac conforming loan limit, to take effect at the same time. Among other things, the Housing and Economic Recovery Act of 2008 enhanced the regulation of Fannie Mae, Freddie Mac and Federal Housing Administration loans; established a new Federal Housing Finance Agency to replace the prior Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight; will require enhanced mortgage disclosures; and will require a comprehensive licensing, supervisory, and tracking system for mortgage originators. Using its new powers, on September 7, 2008 the Federal Housing Finance Agency announced that it had put Fannie Mae and Freddie Mac under conservatorship. The Housing and Economic Recovery Act of 2008 also establishes the HOPE for Homeowners program, which is a new, temporary, voluntary program to back Federal Housing Administration-insured mortgages to distressed borrowers. The new mortgages offered by Federal Housing Administration-approved lenders will refinance distressed loans at a significant discount for owner-occupants at risk of losing their homes to foreclosure.

The American Recovery and Reinvestment Act of 2009.

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

Guidance on Nontraditional Mortgage Product Risks.

On September 29, 2006, the federal banking agencies issued guidance to address the risks posed by nontraditional residential mortgage products, that is, mortgage products that allow borrowers to defer repayment of principal or interest. The guidance instructs institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower’s ability to repay the debt by final maturity at the fully indexed rate and assuming a fully amortizing repayment schedule; requires institutions to recognize, for higher risk loans, the necessity of verifying the borrower’s income, assets and liabilities; requires institutions to address the risks associated with simultaneous second-lien loans, introductory interest rates, lending to subprime borrowers, non-owner-occupied investor loans, and reduced documentation loans; requires institutions to recognize that nontraditional mortgages, particularly those with risk-layering features, are untested in a stressed environment; requires institutions to recognize that nontraditional mortgage products warrant strong controls and risk management standards, capital levels commensurate with that risk, and allowances for loan and lease losses that reflect the collectability of the portfolio; and ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making product and payment choices. The guidance recommends practices for addressing the risks raised by nontraditional mortgages, including enhanced communications with consumers, beginning when the consumer is first shopping for a mortgage; promotional materials and other product descriptions that provide information about the costs, terms, features and risks of nontraditional mortgages, including with respect to payment shock, negative amortization, prepayment penalties, and the cost of reduced documentation loans; more informative monthly statements for payment option adjustable rate mortgages; and specified practices to avoid. Subsequently, the federal banking agencies produced model disclosures that are designed to provide information about the costs, terms, features and risks of nontraditional mortgages.

Guidance on Real Estate Concentrations.

On December 6, 2006, the federal banking agencies issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The FDIC and other bank regulatory agencies will be focusing their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

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

Qualified Thrift Lender Test

All savings institutions, including Pacific Trust Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2009, the Bank met the test and has always met the test since the requirement was applicable.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2009, Pacific Trust Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision. See “—Liquidity.”

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

As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of San Francisco. At December 31, 2009, the Bank had $9.4 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its Federal Home Loan Bank stock. Over the past three fiscal years such dividends have averaged 4.7% and averaged 0.84% for 2009. For the year ended December 31, 2009, dividends paid by the Federal Home Loan Bank of San Francisco to the Bank totaled $20 thousand as compared to $392 thousand for 2008. Future dividends received will be subject to economic conditions and the ability of the Federal Home Loan Bank to pay them.

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

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2009, First PacTrust Bancorp, Inc had no net operating loss carryforwards for federal income tax purposes. At December 31, 2009, First PacTrust Bancorp, Inc. had a $5.0 million California state net operating loss carryforward.

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

Melanie M. Yaptangco. Age 49 years. Ms. Yaptangco is Executive Vice President of Lending at Pacific Trust Bank. She has served in this position since 1998, and started with Pacific Trust Bank since 1987.

James P. Sheehy. Age 63 years. Mr. Sheehy serves as Executive Vice President, a position he has held since 1987, and Secretary and Treasurer for Pacific Trust Bank, and First PacTrust Bancorp, Inc. positions he has held since 1999 and 2002, respectively. He has been employed by Pacific Trust Bank since 1987.

Internet Website

The Company maintains a website with the address of www.firstpactrustbancorp.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. This Annual Report on Form 10-K and our other reports, proxy statements and other information, including earnings press releases, filed with the SEC are available on that website through a link to the SEC’s website at “Resource Center—Investor Relations—SEC Filings.” For more information regarding access to these filings on our website, please contact our Corporate Secretary, First PacTrust Bancorp, Inc., 610 Bay Boulevard, Chula Vista California 91910; telephone number (619) 691-1519.

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

Risks Relating to First PacTrust

Our financial condition and results of operations are dependent on the economy, particularly in the Bank’s market area. The current economic recession in the market area we serve may continue to impact our earnings adversely and could increase the credit risk of our loan portfolio.

Our primary market area is concentrated in the greater San Diego market area. Adverse economic conditions in that market area can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. Our market area is undergoing a recession, which has resulted in higher levels of loan delinquencies, problem assets and foreclosures, decreased demand for our products and services and a decline in the value of our loan collateral. If this recession continues or becomes more severe, this negative impact on our business, financial condition and earnings may increase.

A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry. Dramatic declines in the U.S. housing market over the past two years, with falling home prices, increasing foreclosures and increasing unemployment, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, these efforts may not succeed in restoring industry, economic or market conditions and may result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including the Company, are numerous and include (i) worsening credit quality, leading among other things to increases in loan losses and reserves, (ii) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (iii) capital and liquidity concerns regarding financial institutions generally, (iv) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (v) recessionary conditions that are deeper or last longer than currently anticipated.

Our allowance for loan losses may prove to be insufficient to absorb probable incurred losses in our loan portfolio.

Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

•	the credit history of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan.

We maintain an allowance for loan losses which we believe is appropriate to provide for potential losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

•	an ongoing review of the quality, size and diversity of the loan portfolio;

•	evaluation of non-performing loans;

•	historical default and loss experience;

•	historical recovery experience;

•	existing economic conditions;

•	risk characteristics of the various classifications of loans; and

•	the amount and quality of collateral, including guarantees, securing the loans.

If our loan losses exceed our allowance for probable loan losses, our business, financial condition and profitability may suffer.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for loan losses was 1.7% of gross loans held for investment and 25.7% of nonperforming loans at December 31, 2009. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than that of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

Our provision for loan losses has increased substantially and additional increases in the provision and loan charge-offs may be required, adversely impacting operations.

For the year ended December 31, 2009, we recorded a provision for loan losses of $17.3 million compared to $13.5 million for the 2008 fiscal year. We also recorded net loan charge-offs of $22.5 million in 2009, compared to $1.5 million in 2008. During 2008 and 2009, we have experienced increasing loan delinquencies and credit losses, particularly in our construction loan portfolio. As a result, nonperforming loans increased from $46.8 million at the end of 2008 to $50.9 million at the end of 2009. If the declining trends in the housing, real estate and local business markets continue, we expect increased levels of delinquencies and credit losses to continue, which adversely impacts our condition and operations.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as real estate owned (“REO”), and at certain other times during the assets holding period. Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, the fair value of our investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations. Our bank regulator periodically reviews our REO and may require us to recognize further charge-offs. Any increase in our charge-offs, as required by such regulator, may have a material adverse effect on our financial condition and results of operations.

Other-than-temporary impairment charges in our investment securities portfolio could result in losses and adversely affect our continuing operations.

As of December 31, 2009, the Company’s security portfolio consisted of eighteen securities, five of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s private label mortgage-backed securities, as discussed below.

The Company’s private label mortgage-backed securities that are in a loss position had a market value of $10.4 million with unrealized losses of approximately $381 thousand at December 31, 2009. These non-agency private label mortgage-backed securities were rated AAA at purchase and are not within the scope of ASC 325. The Company monitors to insure it has adequate credit support and as of December 31, 2009, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

During the year ended December 31, 2009, the Company determined that securities with a book value of $15 thousand was other-than-temporarily impaired due to current market conditions and the restricted ability to sell the security and was written off. We closely monitor our investment securities for changes in credit risk. The valuation of our investment securities also is influenced by external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting. Accordingly, if market conditions deteriorate further and we determine our holdings of other investment securities are OTTI, our future earnings, shareholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2009, $652.5 million, or 86.0% of our total gross loan portfolio, was secured by one-to-four single-family mortgage loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the California housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans.

Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations.

Rising interest rates may hurt our profits.

To be profitable, we have to earn more money in interest we receive on loans and investments that we make than we pay to our depositors and lenders in interest. If interest rates rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, other mortgage-related investments and investment securities. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause income to go down. In addition, rising interest rates may hurt our income, because they may reduce the demand for loans and the value of our securities. In a rapidly changing interest rate environment, we may not be able to manage our interest rate risk effectively, which would adversely impact our condition and operations. For a further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

We face significant operational risks.

We operate many different financial service functions and rely on the ability of our employees and systems to process a significant number of transactions. Operational risk is the risk of loss from operations, including fraud by employees or outside persons, employees’ execution of incorrect or unauthorized transactions, data processing and technology errors or hacking and breaches of internal control systems.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. During 2009, the Federal Reserve Bank and the Federal Home Loan Bank reduced available lines of credit to all financial institutions due to current market conditions, however, the Company’s liquidity levels remain adequate.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to repay our TARP funds, support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, a number of financial institutions have recently raised capital in response to deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock. The issuance of additional shares of common stock or convertible securities to new stockholders would be dilutive to our current stockholders.

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

There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market value of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

Anti-takeover provisions could negatively impact our shareholders.

Provisions in our charter and bylaws, the corporate law of the State of Maryland and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of any class of our equity securities, including our common stock. These provisions include: a prohibition on voting shares of common stock beneficially owned in excess of 10% of total shares outstanding, supermajority voting requirements for certain business combinations with any person who beneficially owns more than 10% of our outstanding common stock; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our Board of Directors and for proposing matters that stockholders may act on at stockholder meetings, a requirement that only directors may fill a vacancy in our Board of Directors, supermajority voting requirements to remove any of our directors and the other provisions of our charter. Our charter also authorizes our Board of Directors to issue preferred stock, and preferred stock could be issued as a defensive measure in response to a takeover proposal. For further information, see “Description of Capital Stock—Preferred Stock.” In addition, pursuant to OTS regulations, as a general matter, no person or company, acting individually or in concert with others, may acquire more than 10% of our common stock without prior approval from the OTS.

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

We currently hold a significant amount of bank-owned life insurance.

At December 31, 2009, we held $17.9 million of bank-owned life insurance or BOLI on key employees and executives, with a cash surrender value of $17.9 million. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

If our investment in the Federal Home Loan Bank of San Francisco becomes impaired, our earnings and stockholders’ equity could decrease.

At December 31, 2009, we owned $9.4 million in Federal Home Loan Bank of San Francisco stock. We are required to own this stock to be a member of and to obtain advances from our Federal Home Loan Bank. This stock is not marketable and can only be redeemed by our Federal Home Loan Bank, which currently is not redeeming any excess member stock. Our Federal Home Loan Bank’s financial condition is linked, in part, to the eleven other members of the Federal Home Loan Bank System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our Federal Home Loan Bank stock to be deemed impaired, resulting in a decrease in our earnings and assets.

We operate in a highly regulated environment and our operations and income may be affected adversely by changes in laws and regulations governing our operations, including regulatory reform initiatives of the Obama administration that are pending in Congress.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Such regulators govern the activities in which we may engage, primarily for the protection of depositors and the deposit insurance fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. For example, initiative to limit our fees on overdraft protection programs or our creditor rights could impact our fee income or ability to resolve problem assets. Pending regulatory reform legislation drafted by the Obama administration and under consideration by Congress, if enacted, could change our primary regulator, create a new consumer finance protection agency, change the Company into a bank holding company with new capital requirements and require the bank to convert to a different charter. These changes could possibly adversely impact our operations and net income.

Our earnings are adversely impacted by increases in deposit insurance premiums and special FDIC assessments.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the deposit insurance fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to 10 basis points times the institution’s assessment base. Our FDIC deposit insurance expense for fiscal 2009 was $1.6 million, including the special assessment of $406 thousand recorded in June 2009. Any additional emergency special assessment imposed by the FDIC will hurt our earnings. Additionally, as a potential alternative to special assessments, in November 2009, the FDIC adopted a rule that requires financial institutions to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, which will be amortized for the period and adjusted for changes in premium levels or our financial condition. As a result, this prepayment will not immediately impact our earnings.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater name recognition, resources and lending limits than we do and may offer certain services or prices for services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market.

The securities purchase agreement between us and Treasury limits our ability to pay dividends on and repurchase our common stock.

The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) December 23, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series A Preferred Stock) or any trust preferred securities then outstanding. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our Board of Directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our Board of Directors could reduce or eliminate our common stock dividend in the future.

The Series A Preferred Stock impacts net income available to our common shareholders and earnings per common share, and the warrant we issued to Treasury may be dilutive to holders of our common stock.

The dividends declared on the Series A Preferred Stock will reduce the net income available to common shareholders and our earnings per common share. The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of First PacTrust. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued to Treasury in conjunction with the sale to Treasury of the Series A Preferred Stock is exercised. The shares of common stock underlying the warrant represent approximately 6.2% of the shares of our common stock outstanding (including the shares issuable upon exercise of the warrant in total shares outstanding). Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

If we are unable to redeem our Series A Preferred Stock before December 2013, the cost of this capital to us will increase substantially.

If we are unable to redeem the Series A Preferred Stock before December 2013, the cost of the TARP capital will increase substantially from 5.0% per annum (approximately $1.0 million annually) to 9.0% per annum (approximately $1.7 million annually). Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity.

We rely on dividends from the bank for substantially all of the Company’s revenue.

First PacTrust’s primary source of revenue is dividends from the Bank. The OTS regulates and must approve the amount of Bank dividends to the Company. If the Bank is unable to pay dividends, First PacTrust may not be able to service its debt, pay its other obligations or pay dividends on the Company’s preferred and common stock which could have a material adverse impact on our financial condition or the value of your investment in our common stock.

Our common stock trading volume may not provide adequate liquidity for investors.

Our common stock is listed on the Nasdaq Global Market. However, the average daily trading volume in our common stock is less than that of larger financial services companies. A public trading market having the desired depth, liquidity and orderliness depends on the presence of a sufficient number of willing buyers and sellers for our common stock at any given time. This presence is impacted by general economic and market conditions and investors’ views of our Company. Because our trading volume is limited, any significant sales of our shares could cause a decline in the price of our common stock.

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

First PacTrust Bancorp is an entity separate and distinct from its principal subsidiary, Pacific Trust Bank, and derives substantially all of its revenue in the form of dividends from that subsidiary. Accordingly, First PacTrust Bancorp is and will be dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on the Series A Preferred Stock and its common stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to First PacTrust Bancorp, First PacTrust Bancorp may not be able to pay dividends on its common stock or the Series A Preferred Stock. See Note 11 of the Notes to Consolidated Financial Statements included in this Form 10-K for the year ended December 31, 2009. Also, First PacTrust Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. This includes claims under the liquidation account maintained for the benefit of certain eligible deposit account holders of the Bank established in connection with the Bank’s conversion from the mutual to the stock form of ownership.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2009, the Bank had six full service offices and three limited service offices. The Bank owns the office building in which our home office and executive offices are located. At December 31, 2009, the Bank owned all but five of our other branch offices. The net book value of the Bank’s investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $4.2 million at December 31, 2009.

The following table provides a list of Pacific Trust Bank’s main and branch offices and indicates whether the properties are owned or leased:

Location	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2009
			(Dollars in Thousands)
MAIN AND EXECUTIVE OFFICE
610 Bay Boulevard Chula Vista, CA 91910	Owned	N/A	$612

BRANCH OFFICES:
279 F Street Chula Vista, CA 91912	Owned	N/A	$433

850 Lagoon Drive Chula Vista, CA 91910	*	N/A	N/A

350 Fletcher Parkway El Cajon, CA 91910	Leased	December, 2014	N/A

5508 Balboa Avenue San Diego, CA 92111	Leased	October, 2011	N/A

27425 Ynez Road Temecula, CA 92591	Owned	N/A	$732

8200 Arlington Avenue Riverside, CA 92503	*	N/A	N/A

5030 Arlington Avenue Riverside, CA 92503	Owned	N/A	$234

16536 Bernardo Center Drive San Diego, CA	Leased	December, 2013	N/A

*	These sites, which are on Goodrich Aerostructures facilities, are provided to the Company at no cost as an accommodation to Goodrich Aerostructures’ employees.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “FPTB.” The approximate number of holders of record of the Company’s common stock as of December 31, 2009 was 244. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. At February 26, 2010 there were 4,244,484 shares of common stock (net of Treasury stock) issued and outstanding. The following table presents quarterly market information for the Company’s common stock for the two years ended December 31, 2009 and December 31, 2008.

	Market Price Range
2009	High	Low	Dividends
Quarter Ended
December 31, 2009	$7.00	$4.70	$.05
September 30, 2009	$8.28	$5.54	$.05
June 30, 2009	$8.60	$6.00	$.05
March 31, 2009	$9.65	$5.67	$.10

			$.25

	Market Price Range		Dividends
2008	High	Low
Quarter Ended
December 31, 2008	$12.37	$8.09	$.185
September 30, 2008	$13.45	$11.00	$.185
June 30, 2008	$17.09	$12.90	$.185
March 31, 2008	$17.88	$16.31	$.185

			$.740

DIVIDEND POLICY

Dividends from First PacTrust Bancorp, Inc., will depend, in large part, upon receipt of dividends from Pacific Trust Bank, because First PacTrust Bancorp, Inc. will have limited sources of income other than dividends from Pacific Trust Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by First PacTrust Bancorp, Inc., and interest payments with respect to First PacTrust Bancorp, Inc.’s loan to the 401(k) Employee Stock Ownership Plan. There were no dividends paid from the Bank to First PacTrust Bancorp, Inc. during the fiscal year of 2009. Our TARP Agreement limits the Company’s ability to pay dividends to common stockholders if dividends on the TARP preferred shares are not paid in full to date. Our TARP Agreement also limits the Company’s ability to increase the quarterly cash dividend paid to common shareholders above $0.185 per share which was paid prior to the TARP agreement commencing.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
10/1/09-10/31/09	—	—	—	0
11/1/09-11/30/09	—	—	—	0
12/1/09-12/31/09	3,289	5.35	3,289	0

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

	December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$893,921	$876,520	$774,720	$808,343	$755,177
Cash and cash equivalents	34,596	19,237	21,796	13,995	13,873
Loans receivable, net	748,303	793,045	710,095	740,044	688,497
Real estate owned, net	5,680	158	—	—	—
Securities available-for-sale	52,304	17,565	4,367	13,989	14,012
Bank owned life insurance	17,932	17,565	17,042	16,349	15,675
Other investments (interest-bearing term deposit)	—	893	992	992	1,507
FHLB stock	9,364	9,364	6,842	9,794	8,523
Deposits	658,432	598,177	574,151	570,543	508,156
Total borrowings	135,000	175,000	111,700	151,200	164,200
Total equity	97,485	98,723	84,075	81,741	77,769

Selected Operations Data:
Total interest income	46,666	45,896	45,711	45,514	35,651
Total interest expense	17,976	23,021	28,847	26,945	16,703
Net interest income	28,690	22,875	16,864	18,569	18,948
Provision for loan losses	17,296	13,547	1,588	(24)	250
Net interest income after provision for loan losses	11,394	9,328	15,276	18,593	18,698
Customer service fees	1,383	1,579	1,573	1,397	1,266
Net gain on sales of securities available-for-sale	—	—	—	—	18
Income from bank owned life insurance	369	540	711	628	675
Other non-interest income	61	83	107	192	185
Total non-interest income	1,813	2,202	2,391	2,217	2,144
Total non-interest expense	15,901	13,522	14,082	13,565	13,410
Income/(loss) before taxes	(2,694)	(1,992)	3,585	7,245	7,432
Income tax expense/(benefit)	(1,695)	(1,463)	624	2,531	2,625
Net income/(loss)	(999)	(529)	2,961	4,714	4,807
Dividends paid on preferred stock	1,003	109	—	—	—
Net income (loss) available to common shareholders	(2,002)	(638)	2,961	4,714	4,807
Basic earnings/(loss) per share	(0.48)	(0.15)	0.71	1.15	1.16
Diluted earnings/(loss) per share	(0.48)	(0.15)	0.70	1.12	1.13

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	(0.11)%	(0.06)%	0.38%	0.59%	0.67%
Return on equity (ratio of net income to average equity)	(1.03)%	(0.62)%	3.54%	5.91%	6.10%
Dividend payout ratio	n/a *	n/a *	109.3%	58.9%	49.7%

Interest Rate Spread Information:
Average during period	3.21%	2.64%	1.89%	2.11%	2.49%
End of period	3.32%	2.75%	2.18%	1.78%	2.34%
Net interest margin(1)	3.39%	2.92%	2.27%	2.44%	2.76%
Ratio of operating expense to average total assets	1.78%	1.64%	1.81%	1.70%	1.86%
Efficiency ratio(2)	52.13%	53.92%	73.13%	65.26%	63.63%
Ratio of average interest-earning assets to average interest-bearing liabilities	108.65%	109.36%	109.84%	109.15%	111.1%

*	Not applicable due to the net loss reported for the years ended December 31, 2009 and 2008.

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Quality Ratios:
Non-performing assets to total assets	6.32%	5.36%	1.82%	0.24%	—%
Allowance for loan losses to non-performing loans(3)	25.72%	39.08%	44.16%	239.24%	156,367%
Allowance for loans losses to gross loans(3)	1.72%	2.26%	0.87%	0.63%	0.68%

Capital Ratios:
Equity to total assets at end of period	10.91%	11.26%	10.85%	10.11%	10.30%
Average equity to average assets	10.87%	10.45%	10.71%	10.00%	10.95%

Other Data:
Number of full-service offices	6	6	6	6	6

(1)	Net interest income divided by average interest-earning assets.
(2)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income, exclusive of securities gains and losses.
(3)	The allowance for loan losses at December 31, 2009, 2008, 2007, 2006, and 2005 was $13.1 million, $18.3 million, $6.2 million, $4.7 million, and $4.7 million, respectively.

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

The Company’s principal business consists of attracting retail deposits from the general public and investing these funds and other borrowings in loans primarily secured by first mortgages on owner-occupied, one-to four-family residences in San Diego and Riverside counties, California. During 2005, the Company introduced a new lending product called the “Green Account”, America’s first fully transactional flexible mortgage account. The Company experienced significant growth in this product during 2009 and originated $87.7 million in Green Account loans. The Company anticipates that growth in this product will continue. At December 31, 2009, one- to four-family residential mortgage loans totaled $634.1 million, or 83.5% of our gross loan portfolio including the portion of the Company’s Green account home equity loan portfolio that are first trust deeds. If the home equity Green account loans in first position are excluded, total one- to four-family residential mortgage loans totaled $425.1 million, or 56.0% of our gross loan portfolio.

The Company continues to develop strong deposit relationships with customers by providing quality service while offering a variety of competitive deposit products. Market share increased due to reduced competition from failing financial institutions facilitating deposit growth without need for pricing premiums. During 2007, the Company introduced commercial deposit accounts and had a total of $91.9 million of commercial deposit accounts at December 31, 2009. Total net deposits increased $60.3 million and consisted of growth in the Company’s high yield savings and certificate of deposit accounts.

The Company’s results of operations are dependent primarily on net interest income, which is the difference between interest income on earning assets such as loans and securities, and interest expense paid on liabilities such as deposits and borrowings. The Company’s net interest income, which is primarily driven by interest income on residential first mortgage loans, increased by $5.8 million for the year ended December 31, 2009. The decline in interest rate levels experienced throughout the year negatively impacted loan interest income, however, positively contributed to a significant reduction in the Company’s cost of funds while increasing the Company’s net interest margin by 47 basis points to 3.39%.

The past year proved to be an extremely challenging operating environment, as witnessed by the continued declines in the housing market along with decreasing home prices, increasing delinquencies and foreclosures. Reduced availability of commercial and consumer credit have negatively affected the performance of consumer and commercial credit and resulted in write-downs of assets by financial institutions. The Company’s non-performing assets increased $9.6 million over the prior year while the provision for loan losses was $17.3 million for the year ended December 31, 2009 as a result of these factors. Other real estate owned also increased during the year. The Company expects that the economic pressures on consumers and businesses and a lack of confidence in the financial markets may continue to adversely affect the Company’s results of operations in the coming year. Future earnings of the Company are inherently tied to changes in interest rate levels, the relationship between short and long term interest rates, credit quality, and economic trends. If short term interest rates continue to decrease, the Company’s interest expense on deposits will likely decrease at a faster pace than the interest income received on earning assets due to the relatively shorter term repricing characteristics of the Company’s deposits than the maturity or repricing characteristics of its loan portfolio. Conversely, if short term interest rates rise in the future interest expense paid on the Company’s deposits would increase at a faster pace than the interest income received on interest-earning assets which could negatively impact the Company’s results of operations over the short term. The Company currently intends to continue to focus on the origination of adjustable rate loan products while securing longer term deposits and borrowings.

In addition to striving for retail deposit growth, the primary on-going business focus will be continued improvement in customer service and origination of Green account loans secured by one to-four- family properties. Future growth will be managed to ensure sound capital ratios are maintained while talking advantage of income enhancement opportunities. Given the current economic environment and resulting high non-performing loan balances, the Company will continue to focus on the timely resolution of non-performing assets. This will be coupled with efforts to further improve our efficiency ratio through controlling operating expenses, as well as exploring potential new sources of noninterest income.

The following is a discussion and analysis of the Company’s financial position and results of operations and should be read in conjunction with the information set forth under “General” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and the consolidated financial statements and notes thereto appearing under Item 8 of this report.

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

The Company’s total assets increased by $17.4 million, or 2.0%, to $893.9 million at December 31, 2009 from $876.5 million at December 31, 2008. The increase primarily reflected the growth in the balance of available-for-sale securities portfolio in the amount of $34.7 million, an increase in total cash and cash equivalents of $15.4 million, an increase in other real estate owned of $5.5 million and an increase in prepaid FDIC assessments of $5.0 million reduced by a decrease in loans of $44.7 million.

Securities classified as available-for-sale of $52.3 million at December 31, 2009 increased $34.7 million from December 31, 2008 primarily due to the purchase of U.S. agency debentures and private label mortgage-backed securities during the period totaling $40.6 million.

Cash and cash equivalents increased $15.4 million, or 79.8%, to $34.6 million at December 31, 2009 from $19.2 million at December 31, 2008 primarily due to increased Federal funds sold as a result of increased deposit activity combined with reduced loan originations during the year.

Other real estate owned increased to $5.7 million, net of a valuation allowance of $700 thousand, from $158 thousand at December 31, 2008 and consists of one construction property and one single family residence Green Account.

Prepaid FDIC assessment fees increased to $5.0 million primarily due to the FDIC requiring the next three years of assessments to be prepaid by December 31, 2009 due to the losses attributed to failed institutions as a result of the continued troubled economic environment.

Loans receivable, net of valuation allowances, decreased by $44.7 million, or 5.6%, to $748.3 million at December 31, 2009 from $793.0 million at December 31, 2008. This decrease was the result of loan principal repayments, charge offs and foreclosures exceeding loan production during the year. Loan production including advances drawn during the year was $110.7 million compared to $249.3 million in 2008. The loan production was primarily attributable to growth in the Company’s Green Account loan product. The Company’s ability to originate loans has been largely unaffected by the turmoil in the secondary mortgage markets given that all loans originated are kept in portfolio, however, loan demand in general was down due to economic circumstances previously described. The Company’s strong capital ratios coupled with being a portfolio lender has allowed the Company to take advantage of the current market and compete with other lenders who have liquidity or capital constraints and have reduced lending operations. At December 31, 2009, the Company had a total of $269.1 million in interest-only mortgage loans, $237.2 million in transactional flexible mortgage Green Account loans and $33.8 million in loans with potential for negative amortization. At December 31, 2008, the Company had a total of $347.6 million in interest-only mortgage loans, $219.1 million in transactional flexible mortgage loans and $37.3 million in loans with potential for negative amortization. These loans could pose a higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes these risks are mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios. The Company has not originated negatively amortizing loans since March, 2006.

Total deposits increased by $60.3 million, or 10.1%, to $658.4 million at December 31, 2009 from $598.2 million at December 31, 2008. Deposits increased as a result of marketing efforts and newly originated business deposits and primarily reflected growth in certificates of deposit and savings accounts. Certificates of deposit increased $31.9 million or 8.7% to $397.2 million due to competitive rates offered by the Bank and an increase in institutional jumbo certificates of deposit. Savings accounts increased $24.6 million, or 25.4%, to $121.5 million, chiefly in the Company’s high yield savings account due to competitive rate terms. Due to the increase in deposit balances as well as the maturity of FHLB advances during the year, the Company’s FHLB advances decreased $40.0 million or 22.9% to $135.0 million at December 31, 2009 from $175.0 million at December 31, 2008.

Equity decreased $1.2 million to $97.5 million at December 31, 2009 from $98.7 million at December 31, 2008. The decrease in equity was due to net loss of $999 thousand, the payment of common stock dividends of $979 thousand, the payment of preferred stock dividends in the amount $964 thousand and ESOP forfeitures in the amount of $63 thousand. Equity increased due to the following; unrealized gain in securities of $1.5 million and an increase of ESOP shares earned of $290 thousand.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2009. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	At December 31, 2009	2009			2008			2007
	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	5.09%	$779,079	$42,312	5.43%	$763,331	$45,234	5.93%	$713,548	$44,632	6.25%
Securities(2)	9.49%	40,324	4,266	10.58%	2,219	141	6.35%	12,789	567	4.43%
Other interest-earning assets(3)	.20%	25,815	88	0.34%	18,593	521	2.80%	17,378	512	2.95%

Total interest-earning assets	5.14%	845,218	46,666	5.52%	784,143	45,896	5.85%	743,715	45,711	6.15%

Non-interest earning assets(4)		50,276			38,371			36,199

Total assets		$895,494			$822,514			$779,914

INTEREST-BEARING LIABILITIES
NOW	0.28%	$42,666	202	0.47%	$42,758	471	1.10%	45,570	768	1.69%
Money market	0.83%	76,070	815	1.07%	105,498	2,351	2.23%	167,888	7,280	4.34%
Savings	0.84%	116,465	1,429	1.23%	95,724	2,225	2.32%	54,436	1,353	2.49%
Certificates of deposit	2.03%	384,251	10,353	2.69%	315,463	12,465	3.95%	294,612	14,461	4.91%
FHLB advances	3.18%	158,500	5,177	3.27%	157,569	5,509.50%		114,562	4,985	4.35%

Total interest-bearing liabilities	1.82%	777,952	17,976	2.31%	717,012	23,021	3.21%	677,068	28,847	4.26%

Non-interest-bearing liabilities		20,224			19,526			19,319
Total liabilities		798,176			736,538			696,387
Equity		97,318			85,976			83,527

Total liabilities and equity		$895,494			$822,514			$779,914

Net interest/spread	3.21%		$28,690	3.32%		$22,875	2.64%		$16,864	1.89%

Margin(5)				3.39%			2.92%			2.27%
Ratio of interest-earning assets to interest-bearing liabilities		108.65%			109.36%			109.84%

(1)	Calculated net of deferred fees and loss reserves.
(2)	Calculated based on amortized cost.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Includes BOLI investment of $17.9 million.
(5)	Net interest income divided by interest-earning assets.

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

	2009 Compared to 2008			2008 Compared to 2007
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
	(In Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(2,922)	$918	$(3,840)	$602	$3,021	$(2,419)
Securities	4,125	3,971	154	(426)	(602)	176
Other interest-earning assets	(433)	148	(581)	9	35	(26)

Total interest-earning assets	770	5,037	(4,267)	185	2,454	(2,269)

INTEREST-BEARING LIABILITIES
NOW	(269)	(1)	(268)	(297)	(45)	(252)
Money market	(1,536)	(537)	(999)	(4,929)	(2,136)	(2,793)
Savings	(796)	411	(1,207)	872	965	(93)
Certificates of deposit	(2,112)	2,366	(4,478)	(1,996)	970	(2,966)
FHLB advances	(332)	32	(364)	524	1,630	(1,106)

Total interest-bearing liabilities	(5,045)	2,271	(7,316)	(5,826)	1,384	(7,210)

Net interest/spread	$5,815	$2,766	$3,049	$6,011	$1,070	$4,941

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008

General. Net loss for the year ended December 31, 2009 was $999 thousand, reflecting a decrease of $470 thousand or 88.9%, from a net loss of $529 thousand for the year ended December 31, 2008. The decrease resulted from the fluctuations described below.

Interest Income. Interest income increased by $770 thousand, or 1.7%, to $46.7 million for the year ended December 31, 2009, from $45.9 million for the year ended December 31, 2008. This was due to a $61.1 million increase in average interest-earning assets from $784.1 million for the year ended December 31, 2008 to $845.2 million for the year ended December 31, 2009.

Interest income on securities increased $4.1 million to $4.3 million for the year ended December 31, 2009 from $141 thousand for the year ended December 31, 2008. This increase was due to the Company purchasing $40.6 million of private label mortgage-backed securities during the period.

Interest income on loans decreased $2.9 million, or 6.5% to $42.3 million for the year ended December 31, 2009 from $45.2 million for the year ended December 31, 2008. The primary factor for the decrease was a $16.2 million increase in average balance of non-accrual loans on which the Company ceased to accrue interest during the year ended December 31, 2009. The decrease in interest income on loans receivable was further reduced by a 50 basis point reduction in the average yield on loans receivable to 5.43% due to a general decline in market interest rates from the prior period.

Interest income on other interest-earning assets decreased $433 thousand to $88 thousand for the year ended December 31, 2009 from $521 thousand for the year ended December 31, 2008 primarily due to a decrease in

Federal Home Loan Bank issuance of stock dividends. During the first and second quarter of 2009, there were no stock dividends received from the Federal Home Loan Bank of San Francisco, however a stock dividend in the amount of $20 thousand was received during the third quarter of 2009. Future dividends received will be subject to economic conditions and the ability of the Federal Home Loan Bank of San Francisco to pay them.

Interest Expense. Interest expense decreased $5.0 million or 21.9%, to $18.0 million for the year ended December 31, 2009 from $23.0 million for the year ended December 31, 2008. Interest expense on deposits decreased $4.7 million, or 26.9%, to $12.8 million for the year ended December 31, 2009 from $17.5 million for the same period in 2008. Although the average balance of deposits increased $60.0 million from $559.4 million for the year ended December 31, 2008 to $619.4 million for the year ended December 31, 2009, interest expense was reduced by a 90 basis point decrease in the Company’s cost of funds. This decline in the Company’s cost of funds reflects the overall decrease in short term market interest rates as a result of the continued liquidity crisis in the credit markets and recessionary concerns.

Interest expense on Federal Home Loan Bank advances decreased $332 thousand, or 6.0% to $5.2 million for the year ended December 31, 2009 from $5.5 million for the year ending December 31, 2008. The average balance of the Federal Home Loan Bank advances increased $930 thousand from $157.6 million for the year ended December 31, 2008 to $158.5 million for the year ended December 31, 2009. Although the average balance of Federal Home Loan Bank advances increased during the period, rates paid on those advances decreased by 23 basis points due to the maturity of higher rate term advances during the year.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses increased $5.8 million, or 25.4%, to $28.7 million for the year ended December 31, 2009 from $22.9 million for the year ending December 31, 2008. Due to the substantial decline in the Company’s cost of funds as a result of the decrease in short term market interest rates, the Company’s margins have increased over the prior period with the net interest spread increasing 57 basis points to 3.21%, and the net interest margin increasing 47 basis points to 3.39%.

Provision for Loan Losses. Management assesses the allowance for loan losses on a monthly basis. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, bank regulatory guidelines, declining property values and prevailing economic conditions. During the fourth quarter the Company changed the methodology used for calculating the allowance for loan losses on all residential first and second trust deed loans. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for current economic conditions, combined with a current loan to value analysis to analyze the associated risks in the current loan portfolio. The methodology did not change for all remaining loans and they are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2009 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company does not expect loan loss reserve levels to increase substantially given current expectations of credit trends.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, approximately 95% of the Company’s loans are to individuals and businesses in southern California. California, in general, and more specifically, San Diego and Riverside Counties, continue to be amongst the most distressed real estate markets in the country. A provision for loan losses of $17.3 million was recorded for the year ended December 31, 2009 compared to a $13.5 million provision for loan losses recorded for the year ended December 31, 2008. Increased provision levels reflect the deteriorated housing markets, continued high levels of unemployment, the overall challenging economic environment, and the resulting increase in the Company’s non-performing loan balances and loans charged off. Year–to-date net charge-offs totaled $22.5 million compared to $1.5 million for the year ended December 31, 2008. The current year net charge-offs consisted primarily of three construction loans and one land loan totaling $17.9 million. The Company has few loans similar in nature to these three loans. During the period the Company charged off any specific loan allowances that had been outstanding for at least 180 days and any that management deemed as loss.

Noninterest Income. Noninterest income decreased $389 thousand, or 17.7%, to $1.8 million for the year ended December 31, 2009 compared to $2.2 million for the year ended December 31, 2008 primarily due to a decrease in various customer service fees as well as decreased performance of the bank owned life insurance investment as a result of current market conditions.

Noninterest Expense. Noninterest expense increased $2.4 million, or 17.6%, to $15.9 million for the year ended December 31, 2009 compared to $13.5 million for the year ended December 31, 2008. This net increase was primarily the result of a $1.2 million increase in FDIC expenses, an $851 thousand increase in loan servicing and foreclosure expenses, a $700 thousand increase in valuation allowance for other real estate owned and an increase of $124 thousand in occupancy and equipment expenses. Additionally, salaries and employee benefit expenses decreased $223 thousand and advertising expenses decreased $141 thousand. Management expects non-interest expense to continue to be high as current economic conditions remain difficult, loan servicing and foreclosure expenses will continue to impact non-interest expense.

The FDIC expenses increased $1.2 million to $1.6 million for the year ended December 31, 2009 from $475 thousand for the year ended December 31, 2008 primarily due to increases in FDIC fees comprised of increased quarterly assessments as well as an emergency special assessment imposed on all depository institutions in the second quarter.

Loan servicing and foreclosure expenses increased $851 thousand to $1.1 million for the year ended December 31, 2009 from $290 thousand for the year ended December 31, 2008 primarily due to an increase in other real estate owned activity and increased non-performing loans.

A valuation allowance of $700 thousand was established for other real estate owned during the year ended December 31, 2009. The Company did not have a valuation allowance on other real estate owned in the prior year.

Occupancy and equipment expenses increased $124 thousand, or 6.8%, to $2.0 million for the year ended December 31, 2009 compared to $1.8 million for the year ended December 31, 2008 due to increased rent and equipment maintenance expenses for the year ending December 31, 2009.

Salaries and employee benefits represented 40.9% and 49.8% of total noninterest expense for the year ended December 31, 2009 and December 31, 2008, respectively. Total salaries and employee benefits decreased $223 thousand, or 3.3%, to $6.5 million for the year ended December 31, 2009 from $6.7 million for the same period in 2008 primarily due to lower ESOP compensation expenses resulting from a decrease in the fair market value of the Company’s stock compared to the prior year. Additionally, stock award and option expenses decreased as a result of a large portion of the awards fully vesting in April 2009.

Advertising expenses decreased $141 thousand, or 44.2% to $178 thousand compared to $319 thousand for year ending December 31, 2008, resulting from fewer marketing and radio ads for the period ending December 31, 2009.

Income Tax Expense/(Benefit). An income tax benefit of $1.7 million was recorded for the year ended December 31, 2009 due to the pre-tax net loss incurred compared to a tax benefit of $1.5 million for 2008. Our tax benefits include the effects of non-taxable income as well as low income housing tax credits.

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

Total charge-offs for the year ended December 31, 2008 were $1.6 million compared to $24 thousand for the year ended December 31, 2007. The current year charge-offs consisted primarily of eight one-to four-loans totaling $658 thousand, one commercial business loan totaling $653 thousand and two home equity line of credit loans totaling $197 thousand.

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

Management estimates the allowance balance required using past loan loss experience, peer group information, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectability of a loan balance is confirmed.

The Company believes that the allowance for loan losses and related provision expense are particularly susceptible to change in the near term, as a result of changes in the credit quality, which are evidenced by charge-offs and nonperforming loan trends. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact the level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents the best estimate of probable losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, banking regulators, as an integral part of their examination process, periodically review the allowance for loan losses. These regulatory agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

Foreclosed Assets. Foreclosed assets are carried at the lower of cost or fair value less estimated selling costs. Management estimates the fair value of the properties based on current appraisal information. Fair value estimates are particularly susceptible to significant changes in the economic environment, market conditions, and real estate market. A worsening or protracted economic decline would increase the likelihood of a decline in property values and could create the need to write down the properties through current operations.

Securities. Under FASB Codification Topic 320 (ASC 320), Investments-Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized.

The fair values of the Company’s securities are generally determined by reference to quoted prices from reliable independent sources utilizing observable inputs. Certain of the Company’s fair values of securities are determined using models whose significant value drivers or assumptions are unobservable and are significant to the fair value of the securities. These models are utilized when quoted prices are not available for certain securities or in markets where trading activity has slowed or ceased. When quoted prices are not available and are not provided by third party pricing services, management judgment is necessary to determine fair value. As such, fair value is determined using discounted cash flow analysis models, incorporating default rates, estimation of prepayment characteristics and implied volatilities.

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 320. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. If management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If management intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold.

The Company from time to time may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Deferred Income Taxes Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. Accounting guidance requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.

Per accounting guidance, the Company reviewed its deferred tax assets at December 31, 2009 and determined that no valuation allowance was necessary. Despite the current year net operating loss and challenging economic environment, the Company has a history of earnings, is well-capitalized, and has positive expectations regarding future taxable income. In addition, the entire current year net operating loss can be carried back to offset taxable income in both 2007 and 2008, with the exception of the state of California loss which must be carried forward and can be used over a ten year carry forward period.

In each future accounting period, the Company will evaluate whether the accounting standards support a need for a valuation allowance against its deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. In making decisions regarding any valuation allowance, the Company considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. The Company expects to utilize its deferred tax assets against taxable income in future periods. However, generally accepted accounting principles limit the extent to which a Company can utilize projections of future income to support recorded deferred tax assets. Although not anticipated, there can be no guarantee that a valuation allowance against our deferred tax asset will not be necessary in future periods. See additional critical accounting policies in Note 2 of Item 8 “Financial Statements and Supplementary Data.”

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

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered certificates of deposit, however, historically has not issued significant amounts. The Bank has no brokered certificate of deposits at December 31, 2009, and has limited future brokered deposit activity to $20.0 million.

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At December 31, 2009, there were no outstanding approved loan origination commitments. At the same date, unused lines of credit were $53.9 million and outstanding letters of credit totaled $20 thousand. There were no securities scheduled to mature in one year or less at December 31, 2009. Certificates of deposit scheduled to mature in one year or less at December 31, 2009, totaled $335.6 million. Based on the competitive rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at December 31, 2009 to borrow an additional $43.9 million from the Federal Home Loan Bank of San Francisco, $73.3 million at the Federal Reserve Bank as well as $8.0 million from Pacific Coast Bankers Bank as additional funding sources to meet commitments and for liquidity purposes. The Bank has Federal Home Loan Bank advances of $60.0 million maturing within the next 12 months. The Bank intends to replace these advances with new borrowings from the Federal Home Loan Bank, Federal Reserve Bank or deposits depending on market conditions. The Federal Reserve Bank and the Federal Home Loan Bank have indicated to the banking industry that they will be reducing available lines of credit due to current market conditions, however, management expects that liquidity levels will continue to be adequately maintained.

Commitments

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(in thousands)
Commitments to extend credit	$—	$—	$—	$—	$—
Standby letters of credit	20	—	—	—	20
Federal Home Loan Bank advances	135,000	60,000	75,000	—	—
Operating lease obligations	1,390	372	630	388	—
Unused lines of credit	53,901	1,336	1,468	684	50,413
Maturing certificates of deposit	397,195	335,559	53,195	8,441	—

	$587,506	$397,267	$130,293	$9,513	$50,433

Capital

Consistent with its goals to operate a sound and profitable financial organization, Pacific Trust Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total capital was $84.8 million at December 31, 2009, or 9.48% of total assets on that date. As of December 31, 2009, Pacific Trust Bank exceeded all capital requirements of the Office of Thrift Supervision. Pacific Trust Bank’s regulatory capital ratios at December 31, 2009 were as follows: core capital 9.18%; Tier I risk-based capital, 12.14%; and total risk-based capital, 13.11%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively. However, the Bank has committed to its regulatory agency to maintain core and risk-based capital ratios of 8.0% and 12.0% respectively, while the Bank is facing adverse market conditions.

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

Recent Accounting Pronouncements

Please see Note 2 of the Notes to Consolidated Financial Statements set forth at Item 8 of this report.

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

The Office of Thrift Supervision provides Pacific Trust Bank with the information presented in the following tables. They present the projected change in Pacific Trust Bank’s net portfolio value at December 31, 2009 and December 31, 2008, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. The net portfolio value analysis was unable to produce results for the minus 200 basis point scenario both years.

Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	December 31, 2009			Net Portfolio Value as % of PV of Assets
	Net Portfolio Value
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	107,684	(4,092)	(4)%	11.79%	(24	)bp
+200 bp	112,345	569	1%	12.19%	16	bp
+100 bp	113,394	1,618	1%	12.24%	21	bp
0 bp	111,776			12.03%	0	bp
-100 bp	108,203	(3,573)	(3)%	11.65%	(38	)bp

Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	December 31, 2008			Net Portfolio Value as % of PV of Assets
	Net Portfolio Value
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	79,164	(16,228)	(17)%	9.46%	(155	)bp
+200 bp	86,630	(8,761)	(9)%	10.21%	(80	)bp
+100 bp	92,923	(2,469)	(3)%	10.81%	(20	)bp
0 bp	95,392			11.01%	0	bp
-100 bp	94,374	(1,018)	(1)%	10.85%	(16	)bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

December 31, 2009, 2008, and 2007

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by Crowe Horwath LLP, an independent registered public accounting firm. As stated in their audit report, they express an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. See “Report of Independent Registered Public Accounting Firm.”

/s/ Hans R. Ganz	/s/ Regan J. Lauer
Hans R. Ganz President and Chief Executive Officer	Regan J. Lauer Senior Vice President/Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First PacTrust Bancorp, Inc.

Chula Vista, California

We have audited the accompanying consolidated statements of financial condition of First PacTrust Bancorp, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Oak Brook, Illinois

March 10, 2010

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2009 and 2008

(Amounts in thousands, except share and per share data)

	December 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$7,132	$6,629
Federal funds sold	23,580	8,835
Interest-bearing deposits	3,884	3,773

Total cash and cash equivalents	34,596	19,237
Interest-bearing deposit in other financial institution	—	893
Securities available-for-sale	52,304	17,565
Federal Home Loan Bank stock, at cost	9,364	9,364
Loans, net of allowance of $ 13,079 at December 31, 2009 and $18,286 at December 31, 2008	748,303	793,045
Accrued interest receivable	3,936	4,008
Real estate owned, net	5,680	158
Premises and equipment, net	4,294	4,448
Bank owned life insurance investment	17,932	17,565
Prepaid FDIC assessment	5,013	—
Other assets	12,499	10,237

Total assets	$893,921	$876,520

LIABILITIES AND SHAREHOLDERS’ EQUITY LIABILITIES
Deposits
Noninterest-bearing	$14,021	$14,697
Interest-bearing	43,942	39,448
Money market accounts	81,771	81,837
Savings accounts	121,503	96,864
Certificates of deposit	397,195	365,331

Total deposits	658,432	598,177
Advances from Federal Home Loan Bank	135,000	175,000
Accrued expenses and other liabilities	3,004	4,620

Total liabilities	796,436	777,797
Commitments and contingent liabilities	—	—

SHAREHOLDER’S EQUITY
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference, 5,000,000 shares authorized, 19,300 shares issued and outstanding at December 31, 2009 and December 31, 2008	19,094	19,068
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,445,000 shares issued	54	54
Additional paid-in capital	67,958	68,155
Retained earnings	35,515	38,496
Treasury stock, at cost (December 31, 2009—1,200,154 shares, December 31, 2008—1,192,832 shares)	(25,788)	(25,736)
Unearned employee stock ownership plan shares (December 31, 2009—84,640 shares, December 31, 2008—126,960 shares)	(1,015)	(1,523)
Accumulated other comprehensive income	1,667	209

Total shareholders’ equity	97,485	98,723

Total liabilities and shareholders’ equity	$893,921	$876,520

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except share and per share data)

	2009	2008	2007
Interest and dividend income
Loans, including fees	$42,312	$45,234	$44,632
Securities	4,266	141	567
Dividends and other interest-earning assets	88	521	512

Total interest and dividend income	46,666	45,896	45,711
Interest expense
Savings	1,429	2,225	1,353
NOW	202	471	768
Money market	815	2,351	7,280
Certificates of deposit	10,353	12,465	14,461
Federal Home Loan Bank advances	5,177	5,509	4,985

Total interest expense	17,976	23,021	28,847

Net interest income	28,690	22,875	16,864
Provision for loan losses	17,296	13,547	1,588

Net interest income after provision for loan losses	11,394	9,328	15,276
Noninterest income
Customer service fees	1,383	1,579	1,573
Mortgage loan prepayment penalties	42	70	90
Income from bank owned life insurance	369	540	711
Other	19	13	17

Total noninterest income	1,813	2,202	2,391
Noninterest expense
Salaries and employee benefits	6,504	6,727	7,271
Occupancy and equipment	1,950	1,826	1,840
Advertising	178	319	353
Professional fees	564	587	531
Stationery paper, supplies, and postage	344	377	450
Data processing	1,022	1,080	1,025
ATM costs	363	387	476
FDIC expense	1,649	475	447
Loan servicing and foreclosure	1,141	290	88
Operating loss on equity investment	338	357	512
Valuation allowance for other real estate owned	700	—	—
Other general and administrative	1,148	1,097	1,089

Total noninterest expense	15,901	13,522	14,082

Income/(loss) before income taxes	(2,694)	(1,992)	3,585
Income tax expense/(benefit)	(1,695)	(1,463)	624

Net income/(loss)	$(999)	$(529)	$2,961
Dividends and discount accretion on preferred stock	1,003	109	—
Net income/(loss) available to common shareholders	$(2,002)	$(638)	$2,961

Basic earnings/(loss) per share	$(.48)	$(.15)	$.71

Diluted earnings/(loss) per share	$(.48)	$(.15)	$.70

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2009, 2008, and 2007

(Amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2007	$—	$54	$65,940	$41,993	$(23,515)	$(2,539)	$(192)	$81,741
Adjustment to adopt new accounting guidance for uncertainty in income taxes	—	—	—	328	—	—	—	328
Comprehensive income:
Net income	—	—	—	2,961	—	—	—	2,961
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	200	200

Total comprehensive income								3,161

ESOP forfeitures used to reduce ESOP contribution	—	—	(41)	—	—	—	—	(41)
Options exercised	—	—	(19)	—	233	—	—	214
Stock option compensation expense	—	—	316	—	—	—	—	316
Stock awards earned	—	—	686	—	—	—	—	686
Purchase of 17,320 shares of treasury stock	—	—	—	—	(403)	—	—	(403)
Employee stock ownership plan shares earned	—	—	536	—	—	508	—	1,044
Tax benefit of RRP shares vesting	—	—	119	—	—	—	—	119
Dividends declared ($.74 per common share)	—	—	—	(3,090)	—	—	—	(3,090)

Balance at December 31, 2007	—	54	67,537	42,192	(23,685)	(2,031)	8	84,075
Comprehensive income:
Net loss	—	—	—	(529)	—	—	—	(529)
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	201	201

Total comprehensive loss								(328)

Forfeiture and retirement of RRP	—	—	4	—	(4)	—	—	—
ESOP forfeitures used to reduce ESOP contribution	—	—	(35)	—	—	—	—	(35)
Stock option compensation expense	—	—	167	—	—	—	—	167
Stock awards earned	—	—	369	—	—	—	—	369
Issuance of stock awards	—	—	(131)	—	131	—	—	—
Issuance of 19,300 shares of preferred stock, net of issuance costs of $42	19,258	—	—	—	—	—	—	19,258
Issuance of warrant for 280,795 shares of common stock and amortization of preferred stock discount	(190)	—	193	(3)	—	—	—	—
Purchase of 149,924 shares of treasury stock	—	—	—	—	(2,178)	—	—	(2,178)
Employee stock ownership plan shares earned	—	—	78	—	—	508	—	586
Tax benefit/(loss) of RRP shares vesting	—	—	(27)	—	—	—	—	(27)
Dividends declared ($.74 per common share)	—	—	—	(3,058)	—	—	—	(3,058)
Preferred stock dividends	—	—	—	(106)	—	—	—	(106)

Balance at December 31, 2008	19,068	54	68,155	38,496	(25,736)	(1,523)	209	98,723
Comprehensive income (loss):
Net loss	—	—	—	(999)	—	—	—	(999)
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	1,458	1,458

Total comprehensive income								459

Forfeiture and retirement of stock	—	—	7	—	(7)	—	—	—
Stock option compensation expense	—	—	46	—	—	—	—	46
ESOP forfeitures used to reduce ESOP contribution			(63)		—			(63)
Stock awards earned	—	—	77	—	—	—	—	77
Additional issuance costs on preferred stock	(13)	—	—	—	—	—	—	(13)
Amortization of preferred stock discount	39	—	—	(39)	—	—	—	—
Purchase of 6,922 shares of treasury stock	—	—	—	—	(45)	—	—	(45)
Employee stock ownership plan shares earned	—	—	(218)	—	—	508	—	290
Tax benefit/(loss) of RRP shares vesting	—	—	(46)	—	—	—	—	(46)
Dividends declared ($.25 per common share)	—	—	—	(979)	—	—	—	(979)
Preferred stock dividends	—	—	—	(964)	—	—	—	(964)

Balance at December 31, 2009	$19,094	$54	$67,958	$35,515	$(25,788)	$(1,015)	$1,667	$97,485

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008, and 2007

(Amounts in thousands)

	2009	2008	2007
Cash flows from operating activities
Net income/(loss)	$(999)	$(529)	$2,961
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Provision for loan losses	17,296	13,547	1,588
Net accretion of securities	(1,900)	(71)	(18)
Depreciation and amortization	446	447	452
Employee stock ownership plan compensation expense	290	586	1,044
Stock option compensation expense	46	167	316
Stock award compensation expense	77	369	686
Bank owned life insurance income	(369)	(540)	(711)
Operating loss on equity investment	338	357	512
Impairment of securities	15	16	—
Loss on sale of real estate owned	79	—	—
Loss on sale of property and equipment	3	—	—
Deferred income tax (benefit)/expense	103	(5,398)	(1,271)
Write down of other real estate owned	700	42	—
Interest capitalized on negative amortizing loans	(16)	(571)	(1,589)
Federal Home Loan Bank stock dividends	—	(392)	(436)
Net change in:
Deferred loan costs	319	(373)	(203)
Accrued interest receivable	263	(230)	(91)
Other assets	(7,299)	(152)	843
Accrued interest payable and other liabilities	(2,397)	(336)	(546)

Net cash provided by operating activities	6,995	6,939	3,537
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	—	—	10,176
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	10,040	4,517	1
Purchases of securities available-for-sale	(40,607)	(17,244)	—
Funding of equity investment	—	—	(166)
Loan originations and principal collections, net	14,581	(96,794)	31,211
Purchase of loans	—	—	(1,058)
Redemption of Federal Home Loan Bank stock	—	—	3,388
Purchase of Federal Home Loan Bank stock	—	(2,130)	—
Net change in other interest-bearing deposits	893	99	—
Proceeds from sale of real estate owned	6,182	1,041	—
Proceeds from sale of equipment	—	—	3
Additions to premises and equipment	(295)	(140)	(300)

Net cash from investing activities	(9,206)	(110,651)	43,255
Cash flows from financing activities
Net increase in deposits	60,255	24,026	3,608
Net change in Federal Home Loan Bank open line	—	(36,700)	(40,500)
Repayments of Federal Home Loan Bank advances	(60,000)	(45,000)	(14,000)
Proceeds from Federal Home Loan Bank advances	20,000	145,000	15,000
Purchase of treasury stock	(45)	(2,178)	(403)
Issuance of preferred stock and common stock warrants, net of issuance costs	(13)	19,258	—
Tax benefit/(loss) from RRP shares vesting	(46)	(27)	119
ESOP forfeiture to reduce ESOP contribution	(63)	(35)	(41)
Exercise of stock options	—	—	214
Tax benefits from exercise of stock options	—	—	37
Dividends paid on preferred stock	(964)	(106)	—
Dividends paid on common stock	(1,554)	(3,085)	(3,025)

Net cash from financing activities	17,570	101,153	(38,991)

Net change in cash and cash equivalents	15,359	(2,559)	7,801
Cash and cash equivalents at beginning of year	19,237	21,796	13,995

Cash and cash equivalents at end of year	$34,596	$19,237	$21,796

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$18,193	$23,106	$29,093
Income taxes paid	1,750	3,792	1,280
Supplemental disclosure of noncash activities
Adjustment to adopt FIN 48	—	—	328
Transfer from loans to real estate owned, net	12,242	1,241	—

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

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

Nature of Operations: The principal business of the Company is the ownership of the Bank. The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (FHLB) system, which maintains insurance on deposit accounts with the Federal Deposit Insurance Corporation.

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

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan losses, other real estate owned, realization of deferred tax assets, and the fair value of financial instruments are particularly subject to change.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

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

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value with unrealized holding gains and losses, net of taxes, reported in other comprehensive income, net of tax.

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

Affordable Housing Fund: The Company has a 19% equity investment in an affordable housing fund originally totaling $4.2 million for purposes of obtaining tax credits and for Community Reinvestment Act purposes. This investment is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the Fund. The Company obtains tax credits from these investments which reduce income tax expense for a period of 10 years. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. For years ending 2009, 2008 and 2007 our share of the fund’s operating loss was $338 thousand, $357 thousand and $512 thousand respectively. The balance of the investment at December 31, 2009 and December 31, 2008 was $2.2 million and $2.5 million, respectively, and is included in other assets.

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

Interest income on mortgage and commercial loans is discontinued at the time the loan is 91 days delinquent unless the loan is well secured and in process of collection. Consumer loans, other than those secured by real estate, are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

All interest accrued but not received for loans placed on nonaccrual, is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within San Diego and Riverside Counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in San Diego and Riverside County area.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are also measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method with average useful lives ranging from five to forty years.

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

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

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

As a result of adoption, the Company recognized an increase to deferred tax assets of $328 thousand for uncertain tax positions. This amount was accounted for by increasing the beginning balance of retained earnings on the balance sheet. After recording the cumulative effect at the beginning of 2007, the Company had approximately $109 thousand of total gross unrecognized tax benefits. At December 31, 2009, the total gross unrecognized tax benefit remained at $109 thousand. Of this total, $109 thousand represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2006 and for all state income taxes before 2005. The Company expects the total amount of unrecognized tax benefits to be recognized in 2010.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at December 31, 2009 and 2008.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

Employee Stock Ownership Plan: The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of shareholders’ equity. Compensation expense is based on the average market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduces retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. During 2009, 2008 and 2007, 3,289, 1,820 and 4,558 shares were forfeited. Per the provisions of the ESOP plan, forfeited shares were sold out of the plan and used to reduce the Company’s contribution resulting in a reduction of compensation expense in 2009, 2008 and 2007 of $81 thousand, $52 thousand, and $124 thousand respectively.

Earnings Per Common Share: Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock awards. Dividends paid, and the accretion of discount on the Company’s preferred stock, reduce the earnings available to common shareholders.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders. Subject to certain limited exceptions, until November 21, 2012, or such earlier time as all Series A Preferred Stock has been redeemed or transferred by the United States Department of the Treasury (“Treasury”), the Company will not, without Treasury’s consent, be able to increase its quarterly cash dividend rate per share of common stock above $0.185 or repurchase its common stock.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

Adoption of New Accounting Standards: In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this new guidance did not have a material effect on the results of operations or financial position.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The guidance is effective for fiscal years beginning on or after December 15, 2008. The adoption of this new guidance did not have a material effect on the results of operations or financial position.

In December 2007, the FASB issued guidance that changes the accounting and reporting for minority interests, which is re-characterized as non controlling interests and classified as a component of equity within the consolidated balance sheets. The guidance was effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of this new guidance did not have a material effect on the results of operations or financial position.

In March 2008, the FASB issued guidance that amends and expands the disclosure requirements for derivative instruments and hedging activities. The guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this new guidance did not have a material effect on the results of operations or financial position.

In May 2009, the FASB issued guidance which requires the effects of events that occur subsequent to the balance-sheet date be evaluated through the date the financial statements are either issued or available to be issued. Companies should disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Companies are required to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). Companies are also prohibited from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (non recognized subsequent events), but requires information about those events to be disclosed if the financial statements would otherwise be misleading. This guidance was effective for interim and annual financial periods ending after June 15, 2009 with prospective application. In February 2010, the guidance was amended on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The adoption of this new guidance did not have a material effect on the results of operations or financial position.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards CodificationTM (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented was to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. The adoption of this topic did not have a material impact on the current or comparative period earnings per share calculation.

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. These additional disclosures include disclosure of investment policies and fair value disclosures of plan assets, including fair value hierarchy. The guidance also includes a technical amendment that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. This guidance is effective for fiscal years ending after December 15, 2009. Upon initial application, provisions of the FSP are not required for earlier periods that are presented for comparative purposes. The new disclosures have been presented in the notes to the consolidated financial statements.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this topic did not have a material effect on the results of operations or financial position.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 early adoption for periods ending after March 15, 2009. The adoption of this topic did not have a material effect on the results of operations or financial position.

In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The adoption of this topic did not have a material effect on the results of operations or financial position.

Newly Issued Not Yet Effective Standards. In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance is not expected to have a material effect on the results of operations or financial position.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance is not expected to have a material effect on the results of operations or financial position.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

NOTE 3—SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities investment securities portfolio at December 31, 2009 and 2008 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2009
Available-for sale
U.S. government-sponsored entities and agencies	$5,141	$27	$—	$5,168
Private label residential mortgage-backed securities	44,324	3,188	(381)	47,131
Federal National Mortgage Association	4	—	—	4
Government National Mortgage Association	1	—	—	1

Total securities available for sale	$49,470	$3,215	$(381)	$52,304

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2008
Private label residential mortgage-backed securities	$17,205	$438	$(83)	$17,560
Federal National Mortgage Association	4	—	—	4
Government National Mortgage Association	1	—	—	1

Total securities available for sale	$17,210	$438	$(83)	$17,565

The proceeds from sales and calls of securities available-for-sale and the associated gains are listed below:

	2009	2008	2007
Proceeds from sales of securities	$—	$—	$10,176
Net realized gains/losses	$—	$—	$—

The tax benefit (provision) related to these net realized gains and losses was $0, $0, and $0 thousand, respectively.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Amortized Cost	Fair Value
Maturity
Available-for-sale
Within one year	$—	$—
One to five years	5,146	5,173
Five to ten years	—	—
Beyond ten years	—	—
Private label residential mortgage backed securities	44,324	47,131

Total	$49,470	$52,304

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

At year-end 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Private label residential mortgage-backed securities	$10,398	$(381)	$—	$—	$10,398	$(381)

Total available-for-sale	$10,398	$(381)	$—	$—	$10,398	$(381)

The following table summarizes the investment securities with unrealized losses at December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Private label residential mortgage-backed securities	$5,186	$(83)	$—	$—	$5,186	$(83)

Total available-for-sale	$5,186	$(83)	$—	$—	$5,186	$(83)

Other-Than-Temporary-Impairment. Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards ASC 320, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

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

As of December 31, 2009, the Company’s security portfolio consisted of eighteen securities, five of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s private label residential mortgage-backed securities, as discussed below.

The Company’s private label residential mortgage-backed securities that are in a loss position had a market value of $10.4 million with unrealized losses of approximately $381 thousand at December 31, 2009. These non-agency private label residential mortgage-backed securities were rated AAA at purchase and are not within the scope of ASC 325. The Company monitors to insure it has adequate credit support and as of December 31, 2009, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

During the years ended December 31, 2009 and 2008, the Company determined that securities with a book value of $15 thousand and $16 thousand was other-than-temporarily impaired due to current market conditions and the restricted ability to sell the security and was written off.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

NOTE 4—LOANS

Loans receivable consist of the following:

	2009	2008
One-to-four-family	$425,125	$460,316
Multi-family	31,421	34,830
Commercial real estate	39,900	41,498
Land	13,549	21,734
Construction loans	—	17,835
Real estate secured-first trust deeds (Green acct)*	208,945	192,586
Real estate secured-second trust deeds (Green acct)*	8,661	8,252
Commercial real estate (Green acct)*	14,297	14,947
Multi-family (Green acct)*	2,814	2,507
Land (Green acct)*	2,471	799
Consumer	11,370	12,313
Commercial business	567	1,133

Total	759,120	808,750
Allowance for loan losses	(13,079)	(18,286)
Net deferred loan costs	2,262	2,581

Loans receivable, net	$748,303	$793,045

At December 31, 2009, the Company has a total of $269.1 million in interest only mortgage loans and $33.8 million in loans with potential for negative amortization. At December 31, 2008, the Company has a total of $347.6 million in interest only mortgage loans and $37.3 million in loans with potential for negative amortization. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

Activity in the allowance for loan losses is summarized as follows:

	2009	2008	2007
Balance at beginning of year	$18,286	$6,240	$4,670
Loans charged off	(22,505)	(1,551)	(24)
Recoveries of loans previously charged off	2	50	6
Provision for loan losses	17,296	13,547	1,588

Balance at end of year	$13,079	$18,286	$6,240

Loans charged off in 2009 primarily included three construction loans and one land loan totaling $17.9 million. The Company has few loans similar in nature to these loans.

Individually impaired loans were as follows:

	2009	2008
Year-end loans with no allocated allowance for loan losses	$12,715	$7,071
Year-end loans with allocated allowance for loan losses	38,137	39,718

Total	50,852	46,789

Amount of the allowance for loan losses allocated	$6,488	$13,762

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

	2009	2008	2007
Average of individually impaired loans during year	$47,214	$26,193	$5,942
Interest income recognized during impairment	820	732	—
Cash-basis interest income recognized	595	732	—

Nonperforming loans were as follows:

	2009	2008
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	$46,172	$44,219

Nonaccrual loans consist of the following:

	2009	2008
One-to-four-family	$24,443	$11,503
Multi-family	10,519	5,412
Land	7,247	9,377
Construction loans	—	17,835
Real estate secured-first trust deeds (Green acct)*	3,855	—
Consumer	108	92

Total	$46,172	$44,219

Nonaccrual loans are individually evaluated for impairment. The Company has allocated $3.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009. The Company has no additional commitment to customers for loans classified as a troubled debt restructuring.

NOTE 5—REAL ESTATE OWNED

Activity in the valuation allowance was as follows:

	2009	2008	2007
Beginning of year	$—	$—	$—
Additions charged to expense	700	—	—
Direct write-downs	—	—	—

End of year	$700	$—	$—

The valuation allowance of $700 thousand charged to expense during the year is based on an internal analysis done by management as an appraisal has been ordered for this construction property but has not been received. The valuation allowance will be adjusted as needed when the appraisal is received.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

Expenses related to foreclosed assets included in loan servicing and foreclosure expenses on the consolidated statement of operations are as follows:

	2009	2008	2007
Net loss on sales	$79	$111	$—
Operating expenses, net of rental income	877	80	—

	$956	$191	$—

Real Estate loans sold on contract	$1,002	$—	$—

Deferred gain on real estate sold on contract	$54	$—	$—

NOTE 6—PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	2009	2008
Land and improvements	$1,638	$1,638
Buildings	3,954	3,947
Furniture, fixtures, and equipment	3,147	3,160
Leasehold improvements	1,074	1,038

Total	9,813	9,783
Less accumulated depreciation and amortization	(5,519)	(5,335)

Premises and equipment, net	$4,294	$4,448

Depreciation expense was $446 thousand, $447 thousand, and $452 thousand for 2009, 2008, and 2007, respectively.

Pursuant to the terms of non cancelable lease agreements in effect at December 31, 2009 pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows, before considering renewal options that generally are present.

2010	$372
2011	356
2012	274
2013	274
2014	114

Total	$1,390

Total rent expense for the years ended December 31, 2009, 2008, and 2007 amounted to $373 thousand, $349 thousand, and $369 thousand, respectively.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

NOTE 7—DEPOSITS

Certificate of deposit accounts with balances of $100 thousand or more totaled $216.5 million and $183.8 million at December 31, 2009 and 2008, respectively. Brokered certificates of deposit were $0 and $20.0 million at December 31, 2009 and 2008. The Bank has agreed with its primary regulator to limit future brokered deposit balances to no more than $20.0 million.

The scheduled maturities of time deposits at December 31, 2009 are as follows:

2010	$335,559
2011	39,596
2012	13,599
2013	4,576
2014	3,865

Total	$397,195

NOTE 8—FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2009, the interest rates on the Bank’s advances from the FHLB ranged from 1.66% to 3.84% with a weighted average rate of 3.10%. At December 31, 2008, the interest rates on the Bank’s advances from the FHLB ranged from 2.42% to 4.82% with a weighted average rate of 3.43%. The contractual maturities by year of the Bank’s advances are as follows:

	2009	2008
2009	$—	$60,000
2010	60,000	60,000
2011	55,000	55,000
2012	20,000	—

Total advances	$135,000	$175,000

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At December 31, 2009 and 2008, the Bank’s advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $399.3 million and $437.3 million, respectively, and the Bank’s investment of capital stock of FHLB of San Francisco of $9.4 million for both periods. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $43.9 million at December 31, 2009. In addition, the Company has an available line of credit totaling $73.3 million with the Federal Reserve Bank at December 31, 2009.

NOTE 9—EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

repaid by the ESOP with funds from the Company’s contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. Dividends on allocated and/or unearned shares first reduce accrued interest and secondly principal.

During 2009, 2008, and 2007, 42,320 shares of stock with an average fair value $6.80, $13.67, and $24.49 per share were committed to be released, resulting in ESOP compensation expense of $146 thousand, $374 thousand, and $778 thousand, respectively for each year. During 2009 and 2008, 3,289 and 1,820 shares were forfeited. Per the terms of the ESOP plan, the forfeited shares were sold out of the plan and the proceeds were used to reduce the Company’s contribution resulting in a reduction of compensation expense during 2009, 2008 and 2007 of $81 thousand, $52 thousand and $124 thousand, respectively. Shares held by the ESOP at December 31, 2009 and 2008 are as follows:

Shares held by the ESOP were as follows:

	2009	2008
Allocated shares to participants	280,093	247,580
Unearned shares	84,640	126,960

Total ESOP shares	364,733	374,540

Fair value of unearned shares at year end	$453	$1,225

NOTE 10—INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2009	2008	2007
Current tax provision
Federal	$(1,798)	$2,904	$1,259
State	—	1,031	636

	(1,798)	3,935	1,895
Deferred tax (benefit) expense
Federal	199	(4,101)	(1,054)
State	(96)	(1,297)	(217)

	103	(5,398)	(1,271)

	$(1,695)	$(1,463)	$624

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2009	2008	2007
Statutory federal tax rate	(34.0)%	(34.0)%	34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(8.6)	(8.5)	6.2
California housing fund investment	(16.1)	(21.3)	(11.9)
Bank owned life insurance	(4.7)	(9.2)	(6.7)
Other, net	(0.5)	(0.4)	(4.2)

Effective tax rates	(62.9)%	(73.4)%	17.4%

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

The components of the net deferred tax asset, included in other assets, are as follows:

	2009	2008
Deferred tax assets
Allowance for loan losses	$5,318	$7,467
Section 475 mark-to-market adjustment	1,166	38
Stock Option Plan	285	266
Deferred California tax	—	350
Investment in Partnership	125	59
Depreciation	102	67
Low income housing credit carryforward	419	—
REO write-downs	288	—
Mark-to-market securities	1,166	146
California net operating loss	358	—
Other	463	254

	9,690	8,647
Deferred tax liabilities
Deferred loan costs	(931)	(755)
FHLB stock dividends	(761)	(761)
FAS115 Deferred tax asset adjustment	(1,166)	(146)
Unrealized gain on securities available-for-sale	—	(38)
RRP Plan	(61)	(11)
Other	(202)	(264)

	(3,121)	(1,975)

Net deferred tax asset	$6,569	$6,672

No valuation allowance was provided on deferred tax assets as of December 31, 2009 and 2008. The California net operating loss of $5.0 million expires in 2019. The low income housing credit carryforward expires in 2029.

NOTE 11—LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end:

	Contract Amount December 31,
	2009		2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$—	$—	$122	$861
Unused lines of credit	5,257	48,644	6,031	54,770
Standby letters of credit	10	10	10	635

Commitments to make loans are generally made for periods of 30 days or less.

Financial instruments that potentially subject the Bank to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, and loans. At December 31, 2009 and 2008, the Bank had deposit accounts with balances totaling approximately $3.9 million and $3.8 million respectively, in other financial institutions.

NOTE 12—REGULATORY CAPITAL MATTERS

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2009 and 2008, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. In 2009 the Bank committed to its’ regulatory agency to maintain core and risk-based capital ratios of 8.0% and 12.0%, respectively, while the Bank is facing adverse market conditions.

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total capital (to risk- weighted assets)	$88,415	13.11%	$53,939	8.00%	$67,424	10.00%
Tier 1 capital (to risk- weighted assets)	81,824	12.14	26,969	4.00	40,454	6.00
Tier 1 (core) capital (to adjusted tangible assets)	81,824	9.18	35,640	4.00	44,550	5.00
December 31, 2008
Total capital (to risk- weighted assets)	$80,218	12.18%	$52,667	8.00%	$65,833	10.00%
Tier 1 capital (to risk- weighted assets)	75,694	11.50	26,333	4.00	39,500	6.00
Tier 1 (core) capital (to adjusted tangible assets)	75,694	8.64	35,053	4.00	43,816	5.00

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met at December 31, 2009.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. At December 31, 2009, there are no remaining amounts available to pay dividends to the holding company.

NOTE 13—PREFERRED STOCK

On November 21, 2008, as part of the United States Department of the Treasury’s (the “Treasury”) Capital Purchase Program made available to certain financial institutions in the U.S. pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company and the Treasury entered into a Letter Agreement including the Securities Purchase Agreement—Standard Terms Incorporated therein (the “Purchase Agreement”) pursuant to which the Company issued to the Treasury in exchange for aggregate consideration of $19.3 million, (i) 19,300 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 280,795 shares (the “Warrant Common Stock”), of the Company’s common stock, par value $0.01 per share, with an exercise price of $10.31 per share.

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

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

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i), voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the Preferred Stock of the Company; and (ii) entered into a letter with the Company amending the Benefits Plans with respect to such Senior Executive Officers as may be necessary, during the period that the Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA.

NOTE 14—EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) plan whereby substantially all employees participate in the plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions, to be determined annually by the Board of Directors, on the first 4% of the employee’s compensation contributed to the plan. Matching contributions vest to the employee at the end of the calendar year in which the contribution was made. For the years ended December 31, 2009, 2008, and 2007, expense attributable to the plan amounted to $128 thousand, $126 thousand, and $115 thousand.

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

NOTE 15—EMPLOYEE STOCK COMPENSATION

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for both plans was $123 thousand, $536 thousand and $1.0 million for 2009, 2008 and 2007. The total income tax benefit and/or recovery was $46 thousand, $27 thousand, and $156 thousand.

RRP Plan: A Recognition and Retention Plan (RRP) provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

at date of grant. Pursuant to its 2003 stock-based incentive plan, total shares issuable under the plan are 211,600. At December 31, 2009, 3,600 shares remain for issuance. There were no shares granted during 2009. There were 400 shares forfeited in 2009 and 200 shares forfeited in 2008. These shares vest over a five-year period. Compensation expense for restricted stock awards totaled approximately $77 thousand, $369 thousand and $686 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at January 1, 2009	14,560	$18.24
Granted	—	—
Vested	9,520	$17.96
Forfeited	400	$17.00

Nonvested at December 31, 2009	4,640	$15.19

As of December 31, 2009, there was $66 thousand of total unrecognized compensation cost related to 4,640 nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of less than 4 years. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $65 thousand, $554 thousand, and $993 thousand.

SOP Plan: A Stock Option Plan (SOP) provides for issue of options to directors, officers, and employees. The Company adopted the SOP during 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. At December 31, 2009, the number of shares available for future awards was 16,500. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant.

The fair value of options granted and pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2009.

	2009	2008	2007
Options granted	—	13,000	—
Estimated fair value of stock options granted	—	1.89	—
Risk-free interest rate	—	2.64%	—
Expected term	—	5 years	—
Expected stock price volatility	—	11.14	—
Dividend yield	—	4.24%	—

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

A summary of the activity for 2009 in the SOP is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at Beginning of year	483,196	$18.33
Granted	—	—
Exercised	—	—
Forfeited or expired	(800)	20.29

Outstanding at end of year	482,396	$18.32	3.76	$—

Fully vested and expected to vest	481,586	$18.25	3.64	$—

Options exercisable at year-end	466,196	$18.24	3.64	$—

Information related to the stock option plan during each year follows:

	2009	2008	2007
Intrinsic value of options exercised	$—	$—	$89
Cash received from option exercises	—	—	177
Tax benefit realized from option exercises	—	—	37

As of December 31, 2009, there was $25 thousand of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of less than one year.

NOTE 16—EARNINGS/(LOSS) PER COMMON SHARE

The factors used in the earnings/(loss) per share computation follow.

	2009	2008	2007
Basic
Net income/(loss)	$(999)	$(529)	$2,961
Less: Dividends on preferred stock	(964)	(106)	—
Less: Imputed dividends	(39)	(3)	—

Net income/(loss) available to common shareholders	$(2,002)	$(638)	$2,961

Weighted average common shares outstanding	4,158,044	4,160,263	4,170,185

Basic earnings/(loss) per share	$(0.48)	$(0.15)	$0.71
Diluted
Net income/(loss) available to common shareholders	$(2,002)	$(638)	$2,961

Weighted average common shares outstanding for basic earnings/(loss) per common share	4,158,044	4,160,263	4,170,185
Add: Dilutive effects of stock options	—	—	63,752
Add: Dilutive effects of stock awards	—	—	6,178
Add: Dilutive effects of warrants	—	—	—

Average shares and dilutive potential common shares	4,158,044	4,160,263	4,240,115

Diluted earnings/(loss) per common share	$(0.48)	$(0.15)	$0.70

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

There were no stock options considered in computing diluted earnings per common share for 2009 or 2008 as they were antidilutive. Stock options for 24,000 shares of common stock were not considered in computing diluted earnings per common share for 2007 respectively, because they were antidilutive. The warrants issued in 2008 totaling 280,795 were not considered in computing diluted earnings per common share because they were antidilutive.

NOTE 17—RELATED-PARTY TRANSACTIONS

The Company has granted loans to certain officers and directors and their related interests.

Activity in the loan accounts of officers and directors and their related interests follows for the year ended December 31, 2009:

Balance at beginning of year	$497
Loans originated	96
Principal repayments	(208)

Balance at end of year	$385

Deposits from principal officers, directors, and their related interests at year-end 2009 and 2008 were $2.7 million and $2.8 million, respectively.

NOTE 18—FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Investment Securities Available for Sale. The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Impaired Loans. The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

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

	Carrying Value	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
U.S. government sponsored entities and agency securities (recurring)	$5,168	$—	$5,168	$—
Private label residential mortgage-backed securities (recurring)	$47,131	$—	$—	$47,131
Federal National Mortgage Association securities (recurring)	$4	$—	$4	$—
Government National Mortgage Association securities (recurring)	$1	$—	$1	$—
Impaired loans (non recurring)	$31,649	$—	$—	$31,649
Real estate owned assets (non recurring)	$5,680	$—	$—	$5,680

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2009 and December 31, 2008:

Investment Securities Available-for-sale
Balance of recurring Level 3 assets at January 1, 2009	$—
Total gains or losses (realized/unrealized):	$—
Included in earnings—realized	$—
Included in earnings—unrealized	$—
Included in other comprehensive income	$2,806
Purchases, sales, issuances and settlements, net Transfers in and/or out of Level 3	$44,325
Balance of recurring Level 3 assets at December 31, 2009	$47,131

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

The following represent impairment charges recognized during 2009:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $31.6 million, net of a valuation allowance of $6.5 million at December 31, 2009. During the year ended December 31, 2009, a provision of $8.9 million was made for these loans, net of charge-offs previously provided.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net had a carrying amount of $5.7 million, which is made up of the outstanding balance of $6.4 million, net of a valuation allowance of $700 thousand at December 31, 2009, resulting in expense of $700 thousand for the year ending December 31, 2009.

	Fair Value Measurements at December 31, 2008 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
Private label residential mortgage-backed securities (recurring)	$17,565	$—	$17,565	$—
Impaired loans (non recurring)	$25,956	$—	$—	$25,956
Real estate owned assets (non recurring)	$158	$—	$—	$158

At December 31, 2008, impaired loans had a carrying amount of $39.7 million, net of a valuation allowance of $13.8 million. During the year ended December 31, 2008, a provision of $12.1 million was made for those loans.

In accordance with ASC 825-10, the carrying amounts and estimated fair values of financial instruments, at December 31, 2009 and December 31, 2008 were as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$34,596	$34,596	$19,237	$19,237
Interest-bearing deposits in other financial institutions	—	—	893	893
Securities available-for-sale	52,304	52,304	17,565	17,565
FHLB stock	9,364	N/A	9,364	N/A
Loans receivable, net	748,303	755,711	793,045	800,422
Real estate owned, net	5,680	5,680	158	158
Accrued interest receivable	3,936	3,936	4,008	4,008
Financial liabilities
Deposits	$658,432	$660,963	$598,177	$601,262
Advances from the FHLB	135,000	137,578	175,000	179,761
Accrued interest payable	367	367	583	583

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

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

NOTE 19—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income components and related taxes were as follows:

	2009	2008	2007
Unrealized holding gains/(losses) on securities available for sale	$2,493	$325	$341
Less: Reclassification adjustments for gains/(losses) recognized in income	(15)	(16)	—

Net unrealized gains (losses)	2,478	341	341
Tax effect	(1,020)	(140)	(141)

Other comprehensive income (loss)	$1,458	$201	$200

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

NOTE 20—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31
2009
Interest income	$12,064	$12,094	$11,515	$10,993
Interest expense	5,170	4,816	4,248	3,742

Net interest income	6,894	7,278	7,267	7,251
Provision for loan losses	6,998	2,688	2,709	4,901
Noninterest income	385	508	452	468
Noninterest expense	3,579	4,216	3,444	4,662

Income/(loss) before income taxes	(3,298)	882	1,566	(1,844)
Income tax expense/(benefit)	(720)	197	71	(1,243)

Net income/(loss)	$(2,578)	$685	$1,495	$(601)
Dividends on preferred stock	250	251	251	250

Net income/(loss) available to common shareholders	$(2,828)	$434	$1,244	$(851)

Basic earnings/(loss) per share	$(0.68)	$0.10	$0.30	$(0.20)

Diluted earnings/(loss) per share	$(0.68)	$0.10	$0.30	$(0.20)

2008
Interest income	$11,339	$11,230	$11,645	$11,682
Interest expense	6,214	5,523	5,661	5,623

Net interest income	5,125	5,707	5,984	6,059
Provision for loan losses	405	5,486	1,479	6,177
Noninterest income	580	221	585	474
Noninterest expense	3,586	3,265	3,306	3,365

Income (loss) before income taxes	1,714	(2,481)	1,784	(3,009)
Income tax expense/(benefit)	548	(685)	340	(1,666)

Net income (loss)	$1,166	$(1,796)	$1,444	$(1,343)
Dividends on preferred stock	—	—	—	109

Net income/(loss) available to common shareholders	$1,166	$(1,796)	$1,444	$(1,452)

Basic earnings/(loss) per share	$0.28	$(.43)	$0.35	$(.35)

Diluted earnings/(loss) per share	$0.28	$(.43)	$0.35	$(.35)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

NOTE 21—PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
ASSETS
Cash and cash equivalents	$12,108	$22,230
ESOP loan	1,015	1,524
Other assets	3	—
Investment in bank subsidiary	84,762	75,903

Total assets	$97,888	$99,657

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$403	$934
Shareholders’ equity	97,485	98,723

Total liabilities and shareholders’ equity	$97,888	$99,657

CONDENSED STATEMENTS OF OPERATIONS

For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Income
Dividends from subsidiary	$—	$2,850	$3,300
ESOP loan	84	112	140
Deposits in other financial institutions	243	150	164

Total income	327	3,112	3,604
Other Expenses
Other operating expense	347	282	311

Income/(loss) before income taxes and equity in undistributed earnings/(excess distributions) of bank subsidiary	(20)	2,830	3,293
Income tax/(benefit)	(8)	(8)	32

Income/(loss) before equity in undistributed earnings/(excess distributions) of bank subsidiary	(12)	2,838	3,261
Equity in undistributed earnings/(loss) of bank subsidiary	(987)	(3,367)	(300)

Net income/(loss)	$(999)	$(529)	$2,961

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(Dollar amounts in thousands, except share and per share data)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities
Net income/(loss)	$(999)	$(529)	$2,961
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Equity in undistributed subsidiary (income) excess distributions	987	3,367	300
Change in other assets and liabilities	(42)	205	232

Net cash from operating activities	(54)	3,043	3,493
Cash flows from financing activities
Capital contribution to bank subsidiary	(8,000)	(126)	(147)
ESOP loan payments	508	508	508
Issuance of preferred stock and warrants, net of costs	(13)	19,258	—
Purchase of treasury stock	(45)	(2,178)	(403)
Dividends paid on common stock	(1,554)	(3,085)	(3,025)
Dividends and discount accretion on preferred stock	(964)	(106)	—

Net cash from financing activities	(10,068)	(14,271)	(3,067)

Net change in cash and cash equivalents	(10,122)	17,314	426
Beginning cash and cash equivalents	22,230	4,916	4,490

Ending cash and cash equivalents	$12,108	$22,230	$4,916

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No disclosure is required under this Item.

Item 9A. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2009, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The annual report of management on the effectiveness of our internal control over financial reporting and the audit report thereon issued by our independent registered public accounting firm are set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” under “Item 8. Financial Statements and Supplementary Data.”

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Acts of the Registrant

Directors and Executive Officers. The information concerning directors of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2010 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year. Information concerning the executive officers of the Company who are not directors is incorporated herein by reference from Part I of this Form 10-K under the caption “Executive Officers of the Registrant Who Are Not Directors.”

Audit Committee Financial Expert. Information concerning the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in April 2010, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11. Executive Compensation

The information concerning executive compensation required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders, except for information contained under the headings “Compensation Committee report on Executive Compensation, and “Report of the Audit Committee,” a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

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

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	689,196	$18.22	20,100	(1)
Equity compensation plans not approved by security holders	—	—	—

(1)	Includes 16,500 shares available for future grants under First PacTrust Bancorp, Inc’s stock option plan and 3,600 shares available for future grants under First PacTrust Bancorp, Inc’s recognition and retention plan.

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

Item 14. Principal Accountant Fees and Services

(a)	Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 2010 (excluding the information contained and the heading of “Report of the Audit/Compliance Committee”). A copy of such will be filed no later than 120 days after December 31, 2009.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data
(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3)	Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A.	****

3.3	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

4.1	Form of Preferred Stock Certificate of First PacTrust Bancorp, Inc.	****

4.2	Warrant to purchase shares of the Registrant’s common stock dated November 21, 2008	****

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

10.2	Severance Agreement with Melanie Yaptangco, formerly Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

10.7	Named Executive Officers Salary and Bonus Arrangements for 2008 and Director Fee Arrangements for 2008.	10.7

10.8	Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated November 21, 2008, between First PacTrust Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the warrant.	****

10.9	Form of Compensation Modification Agreement and Waiver, executed by each of Hans R. Ganz, James P. Sheehy, Melanie M. Yaptangco, Regan J. Lauer, Rachel M. Carillo, and Lisa R. Goodwin.	****

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Horwath LLP	23.0

24.0	Power of Attorney, included in signature pages	24.0

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.0	Section 1350 of The Sarbanes-Oxley Act Certification	32

99.1	Certification of Principal Executive Officer Pursuant to 31 CFR § 30.15	99.1

99.2	Certification of Principal Financial Officer Pursuant to 31 CFR § 30.15	99.2

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.
**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.
***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2005.
****	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K. Filed on November 21, 2008. Such information is hereby incorporated by reference.
(b)	Exhibits—Included, see list in (a)(3).
(c)	Financial Statement Schedules—None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: March 10, 2010	By:	/s/ HANS R. GANZ
Hans R. Ganz, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ HANS R. GANZ Hans R. Ganz, President, Chief Executive Officer and Director	/s/ ALVIN L. MAJORS Alvin L. Majors, Chairman of the Board

/s/ FRANCIS P. BURKE Francis P. Burke, Director	/s/ KENNETH W. SCHOLZ Kenneth W. Scholz, Director

/s/ DONALD M. PURDY Donald M. Purdy, Director	/s/ DONALD A. WHITACRE Donald A. Whitacre, Director

/s/ REGAN J. LAUER Regan J. Lauer, Senior Vice President/Controller (Principal Financial and Accounting Officer)