Form 10-Q
period 2010-03-31
FIRST PACTRUST BANCORP INC
filed 2010-05-10
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 10, 2010 the Registrant had 4,244,184 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$7,050	$7,132
Federal funds sold	33,835	23,580
Interest-bearing deposits	3,611	3,884

Total cash and cash equivalents	44,496	34,596
Securities available-for-sale	70,798	52,304
Federal Home Loan Bank stock, at cost	9,364	9,364
Loans receivable, net of allowance of $14,113 at March 31, 2010 and $13,079 at December 31, 2009	726,597	748,303
Accrued interest receivable	3,685	3,936
Real estate owned, net	9,697	5,680
Premises and equipment, net	4,215	4,294
Bank owned life insurance investment	17,979	17,932
Prepaid FDIC assessment	4,650	5,013
Other assets	12,315	12,499

Total assets	$903,796	$893,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$14,487	$14,021
Interest-bearing	677,163	644,411

Total deposits	691,650	658,432
Advances from Federal Home Loan Bank	110,000	135,000
Accrued expenses and other liabilities	3,664	3,004

Total liabilities	805,314	796,436
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference, 5,000,000 shares authorized, 19,300 shares issued and outstanding at March 31, 2010 and December 31, 2009	19,103	19,094
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,445,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	54	54
Additional paid-in capital	67,912	67,958
Retained earnings	35,932	35,515
Treasury stock, at cost (March 31, 2010 - 1,200,816 shares, December 31, 2009 - 1,200,154 shares)	(25,796)	(25,788)
Unearned employee stock ownership plan shares (March 31, 2010 - 74,060 shares, December 31, 2009 - 84,640 shares)	(888)	(1,015)
Accumulated other comprehensive income	2,165	1,667

Total shareholders’ equity	98,482	97,485

Total liabilities and shareholders’ equity	$903,796	$893,921

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income (Loss)

(In thousands of dollars except per share data)

(Unaudited)

	Three months ended March 31,
	2010	2009
Interest and dividend income
Loans, including fees	$9,165	$11,331
Securities	1,330	717
Dividends and other interest-earning assets	24	16

Total interest income	10,519	12,064
Interest expense
Deposits	2,291	3,721
Federal Home Loan Bank advances	888	1,449

Total interest expense	3,179	5,170

Net interest income	7,340	6,894
Provision for loan losses	2,214	6,998

Net interest income/(loss) after provision for loan losses	5,126	(104)
Noninterest income
Customer service fees	314	333
Income from bank owned life insurance	47	44
Other income	6	8

Total noninterest income	367	385
Noninterest expense
Salaries and employee benefits	1,628	1,771
Occupancy and equipment	488	498
Advertising	110	49
Professional fees	168	151
Stationary, supplies, and postage	86	92
Data processing	280	266
ATM costs	73	85
FDIC expense	380	125
Loan servicing & foreclosure	568	170
Operating loss on equity investment	82	87
Other general and administrative	396	285

Total noninterest expense	4,259	3,579

Income/(loss) before income tax expense/(benefit)	1,234	(3,298)
Income tax expense/(benefit)	359	(720)

Net income/(loss)	$875	$(2,578)

Dividends and discount on preferred stock	$250	$250

Net income/(loss) available to common shareholders	625	(2,828)
Basic earnings/(loss) per share	$.15	$(.68)

Diluted earnings/(loss) per share	$.15	$(.68)

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars) (Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$875	$(2,578)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Provision for loan losses	2,214	6,998
Net accretion of securities	(518)	(289)
Depreciation and amortization	97	109
Employee stock ownership plan compensation expense	71	80
Stock option compensation expense	3	21
Stock award compensation expense	6	46
Bank owned life insurance income	(47)	(44)
Operating loss on equity investment	82	87
Impairment of securities	—	15
Loss on sale of real estate owned	340	—
Deferred income tax (benefit)/expense	314	(977)
Interest capitalized on negative amortizing loans	—	(12)
Net change in:
Deferred loan costs	72	(32)
Accrued interest receivable	276	(179)
Other assets	2,778	(597)
Accrued interest payable and other liabilities	231	(223)

Net cash provided by operating activities	6,794	2,425
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	3,299	1,357
Purchases of securities available-for-sale	(20,455)	(22,500)
Loan originations and principal collections, net	9,734	(12,277)
Proceeds from sale of real estate owned	2,784	390
Additions to premises and equipment	(18)	(76)

Net cash used in investing activities	(4,656)	(33,106)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	33,218	31,946
Net change in Federal Home Loan Bank open line	—	1,895
Repayments of Federal Home Loan Bank advances	(25,000)	(10,000)
Purchase of treasury stock	(3)	(3)
Issuance costs on preferred stock	—	(13)
Tax loss from RRP shares vesting	(4)	(4)
Dividends paid on preferred stock	(241)	(240)
Dividends paid on common stock	(208)	(742)

Net cash provided by financing activities	7,762	22,839

Net change in cash and cash equivalents	9,900	(7,842)

Cash and cash equivalents at beginning of period	34,596	19,237

Cash and cash equivalents at end of period	$44,496	$11,395

Supplemental disclosures of cash flow information
Transfers of loans to other real estate owned	6,902	6,234

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2009	19,068	54	68,155	38,496	(25,736)	(1,523)	209	98,723
Net loss	—	—	—	(999)	—	—	—	(999)
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	1,458	1,458

Total comprehensive income								459

Forfeiture and retirement of stock	—	—	7	—	(7)	—	—	—
Stock option compensation expense	—	—	46	—	—	—	—	46
ESOP forfeitures used to reduce ESOP contribution			(63)		—			(63)
Stock awards earned	—	—	77	—	—	—	—	77
Additional issuance costs on preferred stock	(13)	—	—	—	—	—	—	(13)
Amortization of preferred stock discount	39	—	—	(39)	—	—	—	—
Purchase of 6,922 shares of treasury stock	—	—	—	—	(45)	—	—	(45)
Employee stock ownership plan shares earned	—	—	(218)	—	—	508	—	290
Tax benefit/(loss) of RRP shares vesting	—	—	(46)	—	—	—	—	(46)
Dividends declared ($.25 per common share)	—	—	—	(979)	—	—	—	(979)
Preferred stock dividends	—	—	—	(964)	—	—	—	(964)

Balance at December 31, 2009	$19,094	$54	$67,958	$35,515	$(25,788)	$(1,015)	$1,667	$97,485

Net income	—	—	—	875	—	—	—	875
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—		—	—	498	498

Total comprehensive income								1,373

Forfeiture and retirement of stock	—	—	5	—	(5)	—	—	—
Stock option compensation expense	—	—	3	—	—	—	—	3
ESOP forfeitures used to reduce ESOP contribution			—		—			—
Stock awards earned	—	—	6	—	—	—	—	6
Additional issuance costs on preferred stock	—	—	—	—	—	—	—	—
Amortization of preferred stock discount	9	—	—	(9)	—	—	—	—
Purchase of 362 shares of treasury stock	—	—	—	—	(3)	—	—	(3)
Employee stock ownership plan shares earned	—	—	(56)	—	—	127	—	71
Tax benefit/(loss) of RRP shares vesting	—	—	(4)	—	—	—	—	(4)
Dividends declared ($.05 per common share)	—	—	—	(208)	—	—	—	(208)
Preferred stock dividends	—	—	—	(241)	—	—	—	(241)

Balance at March 31, 2010	$19,103	$54	$67,912	$35,932	$(25,796)	$(888)	$2,165	$98,482

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Amounts in thousands of dollars, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) and its wholly owned subsidiary Pacific Trust Bank (the Bank) as of March 31, 2010 and December 31, 2009 and for the three month periods ended March 31, 2010 and March 31, 2009. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The December 31, 2009 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the disclosures required by U.S. generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2010. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three month periods ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: The principal business of the Company is the ownership of the Bank. The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (FHLB) system, which maintains insurance on deposit accounts with the Federal Deposit Insurance Corporation.

The Bank is engaged in the business of retail banking, with operations conducted through its main office and eight branches located in San Diego and Riverside counties. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate market and general economic conditions in the area.

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

Accounting for Uncertainty in Income Taxes (“ASC 740”): A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has approximately $109 thousand of total gross unrecognized tax benefits at March 31, 2010, which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities through 2005 and for all state income taxes through 2003. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at March 31, 2010.

New Accounting Pronouncements: In June 2009, the FASB issued ASC 105-10-65-1-d, which amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special-purpose entity. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. ASC 105-10-65-1-d is effective for all interim and annual periods beginning after November 15, 2009. The adoption during the first quarter of 2010 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, FASB issued ASC 105-10-65-1-d, which amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. ASC 105-10-65-1-d is effective for all interim and annual periods beginning after November 15, 2009. The adoption during the first quarter of 2010 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

NOTE 4 – EMPLOYEE STOCK COMPENSATION

Stock Options

A Stock Option Plan (“SOP”) provides for the issuance of options to directors, officers, and employees. The Company adopted the SOP in April of 2003 under the terms of which up to 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period beginning on their one year anniversary after the date of grant. The options expire ten years from the date of grant. As of March 31, 2010, the Company had 472,596 exercisable options outstanding. There were no options granted during the three months ended March 31, 2010. There were no shares forfeited during the three months ended March 31, 2010 and during the three months ended March 31, 2009.

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

The following table represents stock option activity during the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	482,396	$18.32
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period	482,396	$18.32	3.51	$—

Options exercisable at end of period	472,596	$18.30	3.43	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. ASC 718 and 505 requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5% for senior management and the board of directors and 45% for all other employees. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. The Company recorded stock compensation expense of $3 thousand and $21 thousand as salary and employee benefits expense during the three months ended March 31, 2010 and March 31, 2009 respectively. As of March 31, 2010, there was a total of $22 thousand of total unrecognized compensation costs related to 9,800 nonvested options in the plan.

Options outstanding at March 31, 2010 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17 - $22	458,396	3.42	17.88	450,596	17.89
$22 - $25	—	—	—	—	—
$25 - $29	24,000	5.18	26.88	22,000	26.73

Outstanding at quarter end	482,396			472,596

Recognition and Retention Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Pursuant to its 2003 stock-based incentive plan, the Company granted 220,600 shares of RRP awards since the inception of the plan. There were no shares granted during the three months ended March 31, 2010. A total of 300 shares were forfeited during the three months ended March 31, 2010. There were no shares forfeited during the three months ended March 31, 2009. Compensation expense for RRP awards totaled approximately $6 thousand for the three months ended March 31, 2010 and $46 thousand for the three months ended March 31, 2009. As of March 31, 2010, there was a total of $60 thousand unrecognized compensation cost related to 3,580 nonvested RRP awards granted under the plan.

As described in Note 15 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the plan allows for the issuance of RRP awards that may not be sold or otherwise transferred until the restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally five years). The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest and then amortized over the vesting period. ASC 718 and 505 requires the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 6%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

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

	Three Months Ended March 31,
	2010	2009
Basic
Net income/(loss)	$875	$(2,578)
Less: Dividends on preferred stock	(241)	(240)
Less Imputed dividends	(9)	(10)

Net income/(loss) available to common shareholders	$625	$(2,828)

Weighted average common shares outstanding	4,181,073	4,142,414

Basic earnings/(loss) per share	$.15	$(.68)

Diluted
Net income/(loss) available to common shareholders	$625	$(2,828)

Weighted average common shares outstanding for basic earnings per common share	4,181,073	4,142,414
Add: Dilutive effects of stock options	0	0
Add: Dilutive effects of stock awards	0	0
Add: Dilutive effects of assumed exercised common stock warrants	0	0

Average shares and dilutive potential common shares	4,181,073	4,142,414

Diluted earnings/(loss) per common share	$.15	$(.68)

All outstanding options, stock awards and outstanding warrants were not considered in computing diluted earnings per common share for the period ending March 31, 2010 and March 31, 2009, respectively, because they were anti-dilutive. They were anti-dilutive since the exercise prices were greater than the average market price of the common stock.

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

Real Estate Owned Assets. Real estate owned assets are recorded at fair value at the time of foreclosure. The fair value of real estate owned assets is generally based on recent real estate appraisals adjusted for selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring and Non Recurring Basis

Available for sale securities are measured at fair value on a recurring basis, impaired loans and real estate owned are measured at fair value on a non-recurring basis.

	Carrying Value	Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
U.S. government sponsored entities and agency securities (recurring)	$5,150	$—	$5,150	$—
Private label residential mortgage-backed securities (recurring)	$65,644	$—	$—	$65,644
Federal National Mortgage Association securities (recurring)	$3	$—	$3	$—
Government National Mortgage Association securities (recurring)	$1	$—	$1	$—
Impaired loans (non recurring)	$35,082	$—	$—	$35,082
Real estate owned assets (non recurring)	$9,697	$—	$—	$9,697

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2010 and December 31, 2009:

Investment Securities Available-for-sale
Balance of recurring Level 3 assets at January 1, 2010	$47,131
Total gains or losses (realized/unrealized):	$—
Included in earnings—realized	$—
Included in earnings—unrealized	$—
Included in other comprehensive income	$838
Purchases, sales, issuances and settlement	$17,675
Net transfers in and/or out of Level 3	$—
Balance of recurring Level 3 assets at March 31, 2010	$65,644

The following represent impairment charges recognized during 2010:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $35.1 million, net of a valuation allowance of $6.8 million at March 31, 2010, and prior charge-offs in the amount of $5.3 million. During the three month periods ended March 31, 2010, a provision of $1.5 million was made for these loans, net of charge-offs previously provided.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $9.7 million, which is made up of the outstanding balance of $10.4 million, net of a valuation allowance of $700 thousand at March 31, 2010. The valuation allowance of $700 thousand is based on an internal analysis done by management as an appraisal has been ordered for this construction property but has not been received.

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

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2009:

Investment Securities Available-for-sale
Balance of recurring Level 3 assets at January 1, 2009	$—
Total gains or losses (realized/unrealized):	$—
Included in earnings—realized	$—
Included in earnings—unrealized	$—
Included in other comprehensive income	$2,806
Purchases, sales, issuances and settlements	$44,325
Net Transfers in and/or out of Level 3	$—
Balance of recurring Level 3 assets at December 31, 2009	$47,131

At December 31, 2009, impaired loans had a carrying amount of $31.6 million, net of a valuation allowance of $6.5 million and prior charge-offs in the amount of 14.1 million. During the year ended December 31, 2009, a provision of $8.9 million was made for those loans.

In accordance with ASC 825-10, the carrying amounts and estimated fair values of financial instruments, at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$44,496	$44,496	$34,596	$34,596
Securities available-for-sale	70,798	70,798	52,304	52,304
FHLB stock	9,364	N/A	9,364	N/A
Loans receivable, net	726,597	734,467	748,303	755,711
Real estate owned, net	9,697	9,697	5,680	5,680
Accrued interest receivable	3,685	3,685	3,936	3,936
Financial liabilities
Deposits	$691,650	694,070	$658,432	$660,963
Advances from the FHLB	110,000	112,219	135,000	137,578
Accrued interest payable	349	349	367	367

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

NOTE 7 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale portfolio at March 31, 2010 and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2010
Available-for sale
U.S. government-sponsored entities and agencies	$5,115	$35	$—	$5,150
Private label residential mortgage-backed securities	62,000	4,107	(463)	65,644
Federal National Mortgage Association	3	—	—	3
Government National Mortgage Association	1	—	—	1

Total securities available for sale	$67,119	$4,142	$(463)	$70,798

The following table summarizes the amortized cost and fair value of the available-for-sale portfolio at December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

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

The following table summarizes the investment securities with unrealized losses at March 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. government-sponsored entities and agencies	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	23,406	(463)	—	—	23,406	(463)

Total available-for-sale	$23,406	$(463)	$—	$—	$23,406	$(463)

There were no sales or calls of securities during the three months ended March 31, 2010 and 2009.

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

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards ASC 320, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase below investment grade are evaluated using the model outlined in ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

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

As of March 31, 2010, the Company’s security portfolio consisted of twenty four securities, seven of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and other securities, as discussed below.

The Company’s mortgage-backed securities that are in a loss position had a market value of $23.4 million with unrealized losses of approximately $463 thousand at March 31, 2010. These non-agency mortgage-backed securities were rated AAA or BBB at purchase and are not within the scope of ASC 325. The Company monitors to insure it has adequate credit support and as of March 31, 2010, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at March 31, 2010, to its financial condition at December 31, 2009, and the results of operations for the three months ended March 31, 2010 to the same period in 2009. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Assets. The Company’s total assets increased by $9.9 million, or 1.1%, to $903.8 million at March 31, 2010 from $893.9 million at December 31, 2009. The increase primarily reflected growth in the balance of the available-for-sale securities portfolio in the amount of $18.5 million, an increase in total cash and cash equivalents of $9.9 million, and an increase in other real estate owned of $4.0 million. These increases were partially reduced by a decrease in loans of $21.7 million.

Investments. Securities classified as available-for-sale of $70.8 million at March 31, 2010 increased $18.5 million from December 31, 2009 due to the purchase of $20.5 million of private label mortgage-backed securities during the period.

Cash and cash equivalents. Cash and cash equivalents increased $9.9 million, or 28.6%, to $44.5 million at March 31, 2010 from $34.6 million at December 31, 2009 primarily due to increased federal funds sold as a result of increased deposit activity.

Other real estate owned. Real estate owned increased to $9.7 million, net of a valuation allowance of $700 thousand, from $5.7 million at December 31, 2009 and consists of one construction property and four one-to four- family residences.

Loans. Loans receivable, net of valuation allowances, decreased by $21.7 million, or 2.9%, to $726.6 million at March 31, 2010 from $748.3 million at December 31, 2009. This decrease was the result of loan principal repayments, charge-offs and foreclosures exceeding loan production during the three months ended March 31, 2010. Loan production for the period ended March 31, 2010 was $24.1 million compared to $32.2 million in the prior year’s quarter. The loan production was primarily attributable to growth in the Company’s Green account loan product. The Company’s ability to originate loans has been largely unaffected by the turmoil in the secondary mortgage markets given that all loans originated are kept in portfolio, however, loan demand in general was down due to current economic circumstances.

The following table presents the composition of the Company’s loan portfolio in thousands of dollars and in percentages as of the dates indicated.

	March 2010		December 2009
	Amount	Percent	Amount	Percent
Real Estate
One- to four-family	$405,383	54.89%	$425,125	56.00%
Commercial and multi-family	84,256	11.41	84,870	11.18
Construction	—	—	—	—
Consumer
Real estate secured-first trust deeds (Green acct)*	208,300	28.20	208,945	27.53
Real estate secured-second trust deeds (Green acct)*	8,871	1.20	8,661	1.14
Other real estate and land secured (Green acct)*	20,097	2.72	19,582	2.58

Green account subtotal	237,268	32.12	237,188	31.25
Other consumer	11,056	1.50	11,370	1.50
Commercial	557	0.08	567	0.07

Total loans	738,520	100.00%	759,120	100.00%

Net deferred loan origination costs	2,190		2,262

Allowance for loan losses	(14,113)		(13,079)

Total loans receivable, net	$726,597		$748,303

*	At 3/31/10, these totals included $237.3 million of the Company’s Green account loans, of which $208.3 million was secured by one-to four- family properties which are first trust deeds, $14.4 million was secured by commercial properties, $8.9 million was secured by second trust deed line of credit, $2.8 million was secured by multi-family properties and $2.9 million was secured by land. At 12/31/09, these totals included $237.2 million of the Company’s Green account loans, of which $208.9 million was secured by one-to four- family properties, $14.3 million was secured by commercial properties, $8.7 million was secured by second trust deed line of credit, $2.8 million was secured by multi-family properties and $2.5 million was secured by land.

At March 31, 2010, the Company had a total of $242.0 million in interest-only mortgage loans and $33.2 million in loans with the potential for negative amortization. At December 31, 2009, the Company had a total of $269.1 million in interest-only mortgage loans and $33.8 million in loans with the potential for negative amortization. The Company no longer originates loans with the potential for negative amortization. The Company continues to originate interest-only loans and growth in those loans is primarily attributable to growth in the Company’s Green account loan product which, by its nature, is an interest-only product. Negatively amortizing and interest-only loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization which could result in a larger amount outstanding. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards.

Allowance for Loan Losses. The allowance for loan losses at March 31, 2010 was $14.1 million, which represented 1.9% of the loans, outstanding at March 31, 2010, as compared to $13.1 million, or 1.7%, of the loans outstanding at December 31, 2009. The increase in the percentage of allowance to loans outstanding was due to increased specific reserves as a result of the increase in the non-performing loans as well as the overall decline in loan balances during the three month period ending March 31, 2010.

The Company maintains an allowance for loan losses to absorb probable incurred losses presently inherent in the loan portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. During the fourth quarter of 2009 the Company changed the methodology used for calculating the allowance for loan losses on all residential first and second trust deed loans. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for current economic conditions, combined with a current loan to value analysis to analyze the associated risks in the current loan portfolio. The methodology did not change for all remaining loans and they are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Geographic peer group data is obtained by general loan type and adjusted to reflect known differences between peers and the Company, including loan seasoning, underwriting experience, local economic conditions and customer characteristics. The Company evaluates all impaired loans individually, primarily through the evaluation of collateral values and cash flows.

Management assesses the allowance for loan losses monthly. While management uses available information to recognize losses on loans future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2010 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. See further discussion in subsection entitled “Operating Results-Provision for Loan Losses.”

Set forth below is a summary, in thousands of dollars, of the transactions in the allowance for loan losses for the three months ended March 31, 2010 and the year ended December 31, 2009:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Balance, beginning of period	$13,079	$18,286
Provision for loan losses	2,214	17,296
Total loans charged off	(1,212)	(22,505)
Total recoveries	32	2

Balance, end of period	$14,113	$13,079

Charge-offs totaling $1.2 million for the period ending March 31, 2010 were attributed to seven one- to four-family loans and one green account loan that were written down to current estimated fair values.

Delinquent Loans. The following table sets forth, in thousands of dollars, our loan delinquencies by type, number, and amount at March 31, 2010, and December 31, 2009.

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		Greater than 90 days
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
March 31, 2010
One- to four-family	—	$—	22	$17,141	22	$17,141
Commercial and multi-family real estate	—	—	7	5,103	7	5,103
Home equity	—	—	—	—	—	—
Real estate secured-first trust deeds (Green acct)	—	—	4	5,964	4	5,964
Real estate secured-second trust deeds (Green acct)	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Land	—	—	3	10,175	3	10,175
Consumer	3	16	1	1	4	17

	3	$16	37	$38,384	40	$38,400

Delinquent loans to total gross loans		.00%		5.20%		5.20%

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		Greater than 90 days
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
December 31, 2009
One- to four-family	9	$11,570	24	$18,647	33	$30,217
Commercial and multi-family real estate	—	—	7	5,107	7	5,107
Home equity	2	77	—	—	2	77
Real estate secured-first trust deeds (Green acct)	1	2,498	3	3,536	4	6,034
Real estate secured-second trust deeds (Green acct)	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Land	—	—	1	1,400	1	1,400
Consumer	4	13	3	9	7	22

	16	$14,158	38	$28,699	54	$42,857

Delinquent loans to total gross loans		1.87%		3.78%		5.65%

Non-performing Assets. The table below, in thousands of dollars, sets forth the amounts and categories of non-performing assets and includes those loans on nonaccrual status, loans that have been restructured resulting in a troubled debt classification and impaired loans. The Company ceases accruing interest, and therefore classifies as nonaccrual, any loan as to which principal or interest has been in default for a period of greater than 90 days, or if repayment in full of interest or principal is not expected. Of the non-performing loan balance, ten loans totaling $5.4 million were current as of March 31, 2010 but were still considered impaired.

	March, 2010	December, 2009
Non-performing loans:
One- to four-family	$18,888	$20,773
Commercial and multi-family real estate	2,013	2,017
Home equity	—	—
Real estate secured-first trust deeds (Green acct)	6,796	4,368
Real estate secured-second trust deeds (Green acct)	—	—
Construction	—	—
Commercial	—	—
Land	6,128	1,400
Consumer	—	20

Total non-performing loans	$33,825	$28,578
Troubled debt restructured loans:
One- to four-family	$7,212	$7,497
Commercial and Multi-family real estate	8,502	8,502
Home equity	—	—
Real estate secured-first trust deeds (Green acct)	320	320
Real estate secured-second trust deeds (Green acct)	—	—
Construction	—	—
Commercial	—	—
Land	5,847	5,847
Consumer	108	108

Total troubled debt restructured loans	$21,989	$22,274

Total non-performing and troubled debt restructured loans	$55,814	$50,852

Real estate owned, net	9,697	5,680
Total non-performing assets	$65,511	$56,532

Non-performing loans to total loans	7.56%	6.70%
Non-performing assets to total assets	7.25%	6.32%

Total non-performing loans increased $4.9 million to $55.8 million at March 31, 2010 compared to $50.9 million at December 31, 2009. Loan loss reserves totaling $6.8 million have been established for these loans. The Company utilizes estimated current fair values when assessing loan loss provisions for non-performing collateral dependent loans. Troubled debt restructured loans, net of loan loss reserves of $3.3 million totaled $18.7 million at March 31, 2010 and are included in the nonperforming loan balance above. These loans were modified in a way that required guideline exceptions beyond the Company’s normal scope. Once the borrowers perform pursuant to the modified terms for six consecutive months, the loans will be placed back on accrual status. Income is recognized when received during the six month nonaccrual period.

Real estate owned assets. At March 31, 2010, other real estate acquired in settlement of loans totaled $9.7 million, net of a valuation allowance of $700 thousand, compared to $5.7 million at December 31, 2009 based on the fair value of the collateral less estimated costs to sell, and consisted of one participation construction property and four one- to four- family properties.

Deposits. Total deposits increased by $33.2 million, or 5.1%, to $691.6 million at March 31, 2010 from $658.4 million at December 31, 2009. Certificate of deposit increased $26.7 million or 6.7% to $423.9 million, money market accounts increased $3.5 million or 4.2% to $85.2 million and savings accounts increased $2.2 million or 1.8% to $123.7 million due to competitive rates offered by the Bank and an increase in institutional jumbo certificates of deposit.

FHLB Advances. Due to the increase in deposit balances and the maturity of long term advances, the Company’s Federal Home Loan Bank advances decreased $25.0 million, or 18.5% to $110.0 million at March 31, 2010 from $135.0 million at December 31, 2009.

Equity. Equity increased $997 thousand, or 1.0% to $98.5 million at March 31, 2010 from $97.5 million at December 31, 2009. The net increase was primarily due to the total net operating income of $875 thousand, unrealized gain in securities of $498 thousand and an increase of ESOP shares earned of $71 thousand. Equity was reduced by the payment of preferred stock dividends in the amount of $241 thousand and the payment of common stock dividends in the amount of $208 thousand.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General. Net income for the three months ended March 31, 2010 was $875 thousand, reflecting a $3.5 million increase over the same period of the prior year. The increase resulted from the fluctuations described below.

Interest Income. Interest income decreased by $1.6 million, or 12.8%, to $10.5 million for the three months ended March 31, 2010, from $12.1 million for the three months ended March 31, 2009 as described below.

Interest income on loans decreased $2.1 million, or 19.1% to $9.2 million for the three months ended March 31, 2010 from $11.3 million for the three months ended March 31, 2009. The primary factor for the decrease was a $60.6 million decrease in the average balance of loans receivable from $797.3 million for the three months ended March 31, 2009 to $736.6 million for the three months ended March 31, 2010. This was due to principal repayments, loan charge-offs, and foreclosures exceeding loan production. The decrease in interest income on loans receivable was further impacted by a 70 basis point reduction in the average yield on loans receivable to 4.97% due to a general decline in market interest rates from the prior period. A $4.4 million increase in the average balance of non-accrual loans on which the Company ceased to accrue interest during the three month period ending March 31, 2010, also contributed to a decline in loan interest income.

Interest income on securities increased $613 thousand to $1.3 million for the three months ended March 31, 2010 from $717 thousand for the three months ended March 31, 2009. This increase was due to the purchase of private label mortgage-backed securities during the three month period ending March 31, 2010 totaling $20.5 million.

Interest Expense. Interest expense decreased $2.0 million or 38.5%, to $3.2 million for the three months ended March 31, 2010 from $5.2 million for the three months ended March 31, 2009. Interest expense on deposits decreased $1.4 million, or 38.4%, to $2.3 million for the three months ended March 31, 2010 from $3.7 million for the three months ended March 31, 2009. Although the average balance of deposits increased $52.7 million from $603.9 million for the three months ended March 31, 2009 to $656.6 million for the three months ended March 31, 2010, interest expense was reduced by a 104 basis point decrease in the Company’s cost of funds. This decline in the Company’s cost of funds reflects the overall decrease in short term market interest rates as a result of the continued liquidity crisis in the credit markets.

Interest expense on Federal Home Loan Bank advances decreased $561 thousand, or 38.7% to $888 thousand for the period ending March 31, 2010 from $1.4 million for the period ending March 31, 2009. This decrease was due to a reduction in the average balance of advances, as well as a reduction in the average rate paid. The average balance of the Federal Home Loan Bank advances decreased $50.5 million from $170.5 million for the three months ended March 31, 2009 to $120.0 million for the three months ended March 31, 2010 due to the maturity of Federal Home Loan Bank advances during the period. Rates paid on advances also decreased by an average of 44 basis points due to the maturity of higher rate advances.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses increased $446 thousand, or 6.5%, to $7.3 million for the three months ended March 31, 2010 from $6.9 million for the three months ended March 31, 2009. Due to the substantial decline in the Company’s cost of funds as a result of the decrease in short term market interest rates, the Company’s margins have increased over the prior period with the net interest spread increasing 44 basis points to 3.44%, and the net interest margin increasing 29 basis points to 3.54%.

Provision for Loan Losses. Management assesses the allowance for loan losses on a monthly basis. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, bank regulatory guidelines, declining property values and prevailing economic conditions. During the fourth quarter of 2009 the Company changed the methodology used for calculating the allowance for loan losses on all residential first and second trust deed loans. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for current economic conditions, combined with a current loan to value analysis to analyze the associated risks in the current loan portfolio. The methodology did not change for all remaining loans and they are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2010 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. The Company does not expect loan loss reserve levels to increase substantially given current expectations of credit trends.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, approximately 95% of the Company’s loans are to individuals and businesses in southern California. California, in general, and more specifically, San Diego and Riverside Counties, continue to be among the most distressed real estate markets in the country. A provision for loan losses of $2.2 million was recorded for the three months ended March 31, 2010 compared to a $7.0 million provision for loan losses recorded for the three months ended March 31, 2009. The decline in the provision is related primarily to provisions taken in the amount of $3.8 million for two impaired construction loans in the prior year’s quarter. Continued elevated provision levels reflect the deteriorated housing markets, continued high levels of unemployment, the overall challenging economic environment, and the resulting increase in the Company’s non-performing loan balances and loans charged off. In addition, the Company increased the economic general reserve factors on all loan products due to the continued market deterioration. Year-to-date net charge-offs totaled $1.2 million compared to $4.9 million at March 31, 2009. The current year net charge-offs consisted primarily of seven one-to four- family loans and one Green account loan totaling $1.2 million.

Noninterest Income. Noninterest income decreased $18 thousand, or 4.7%, to $367 thousand for the three months ended March 31, 2010 compared to $385 thousand for the same period of the prior year primarily due to miscellaneous decreases in various customer service fees.

Noninterest Expense. Noninterest expense increased $680 thousand, or 19.0%, to $4.3 million for the three months ended March 31, 2010 compared to $3.6 million for the same period of the prior year. This net increase was primarily the result of a $398 thousand increase in loan servicing and foreclosure expenses, a $255 thousand increase in FDIC expenses, a $111 thousand increase in other general and administrative expenses and a $61 thousand increase in advertising and promotional expenses. Additionally, salaries and employee benefit expenses decreased $143 thousand.

Loan servicing and foreclosure expenses increased $398 thousand to $568 thousand for the three months ended March 31, 2010 from $170 thousand for the three months ended March 31, 2009 primarily due to an increase in other real estate owned activity and increased non-performing loans.

The FDIC expenses increased $255 thousand to $380 thousand for the three months ended March 31, 2010 from $125 thousand for the three months ended March 31, 2009 primarily due to increases in FDIC premiums. Those premiums have increased due to recent strains in the FDIC deposit insurance fund due to the cost of bank failures and a large number of troubled banks.

Other general and administrative expenses increased $111 thousand, or 39.0%, to $396 thousand for the three months ended March 31, 2010 compared to $285 thousand for the three months ended March 31, 2009 due to expenses incurred related to the exploration of capital raising alternatives.

Advertising and promotional expenses increased $61 thousand, or 124.5% to $110 thousand resulting from customer service guarantee pay out to all green account customers resulting from a processing error.

Salaries and employee benefits represented 38.2% and 49.5% of total noninterest expense for the three months ended March 31, 2010 and March 31, 2009, respectively. Total salaries and employee benefits decreased $143 thousand, or 8.1%, to $1.6 million for the three months ended March 31, 2010 from $1.8 million for the same period in 2009 primarily due to lower stock award and option expenses as a result of a majority of the awards fully vesting by the end of 2009.

Income Tax Expense/(Benefit). An income tax expense of $359 thousand was recorded for the three months ended March 31, 2010 compared to income tax benefit of $720 thousand for the three months ended March 31, 2009. The effective tax rate was 29.1% and (21.8) % for the periods ending March 31, 2010 and 2009, respectively.

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

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered certificates of deposit, however, historically has not issued significant amounts. The Bank has no brokered certificate of deposit at March 31, 2010, and has limited future brokered deposit activity to $20.0 million.

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At March 31, 2010, the total approved loan origination commitments outstanding amounted to $807 thousand. At the same date, unused lines of credit were $54.6 million and outstanding letters of credit totaled $20 thousand. There were no securities scheduled to mature in one year or less at March 31, 2010. Certificates of deposit scheduled to mature in one year or less at March 31, 2010, totaled $351.4 million. Based on the competitive rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at March 31, 2010 to borrow an additional $69.1 million from the Federal Home Loan Bank of San Francisco, $80.0 million at the Federal Reserve Bank as well as $8.0 million from Pacific Coast Bankers Bank as additional funding sources to meet commitments and for liquidity purposes. The Bank has Federal Home Loan Bank advances of $50.0 million maturing within the next 12 months. The Bank intends to replace these advances with new borrowings from the Federal Home Loan Bank, Federal Reserve Bank or deposits depending on market conditions. The Federal Reserve Bank and the Federal Home Loan Bank have indicated to the banking industry that they will be reducing available lines of credit due to current market conditions, however, management expects that liquidity levels will continue to be adequately maintained.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to be a “well capitalized” institution in accordance with regulatory standards. Total equity of the Bank was $86.3 million at March 31, 2010, or 9.6% of total assets on that date. As of March 31, 2010, the Bank exceeded all capital requirements of the Office of Thrift Supervision and is deemed “well-capitalized.” The Bank’s regulatory capital ratios at March 31, 2010 were as follows: core capital 9.33%; Tier 1 risk-based capital, 12.43%; and total risk-based capital, 13.51%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively. The Bank’s regulatory capital ratios at December 31, 2009 were as follows: core capital 9.18%, Tier I risk-based capital, 12.14% and total risk-based capital, 13.11%. The Bank has committed to maintaining core and risk-based capital ratios of 8.0 and 12.0 percent, respectively, while the Bank is facing adverse market conditions.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. Increases in interest rates would be expected to have a negative impact on the Bank’s operating results. As of December 31, 2009, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 1% decrease in interest rates was a decrease of 38 basis points and would result in a $3.5 million decrease in the NPV of the Bank. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2009, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. The net portfolio value analysis was unable to produce results for the minus 200 and 300 basis point scenario for the quarter ended December 31, 2009.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$107,684	(4,092)	(4)%	11.79%	(24)bp
+ 200 bp	112,345	569	1%	12.19%	16bp
+ 100 bp	113,394	1,618	1%	12.24%	21bp
0 bp	111,776	—	—	12.03%	0bp
- 100 bp	108,203	(3,573)	(3)%	11.65%	(38)bp

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

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2010 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

See the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended March 31, 2010 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
01/1/10-01/31/10	362	7.06	—	0
02/1/10-02/28/10	—	—	—	0
03/1/10-03/31/10	—	—	—	0

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	RESERVED.

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data

(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc.	*

3.2	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A.	****

3.3	Bylaws of First PacTrust Bancorp, Inc.	*

4.0	Form of Stock Certificate of First PacTrust Bancorp, Inc.	*

4.1	Form of Preferred Stock Certificate of First PacTrust Bancorp, Inc.	****

4.2	Warrant to purchase shares of the Registrant’s common stock dated November 21, 2008	****

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans Ganz	***

10.2	Severance Agreement with Melanie Yaptangco, formerly Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	401(k) Employee Stock Ownership Plan	*

10.5	Registrant’s Stock Option and Incentive Plan	**

10.6	Registrant’s Recognition and Retention Plan	**

10.7	Named Executive Officers Salary and Bonus Arrangements for 2009 and Director Fee Arrangements for 2009.	*****

10.8	Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated November 21, 2008, between First PacTrust Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the warrant.	****

10.9	Form of Compensation Modification Agreement and Waiver, executed by each of Hans R. Ganz, James P. Sheehy, Melanie M. Yaptangco, Regan J. Lauer, Rachel M. Carrillo, and Lisa R. Goodwin.	****

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Horwath LLP	None

24.0	Power of Attorney, included in signature pages	None

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.1	Section 1350 of The Sarbanes-Oxley Act Certification (Chief Executive Officer)	32.1

32.2	Section 1350 of The Sarbanes-Oxley Act Certification (Chief Financial Officer)	32.2

*	Filed in First PacTrust’s Registration Statement on Form S-1. Filed on March 28, 2002. Such information is hereby incorporated by reference.

**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

***	Filed as an Exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2005.

****	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K. Filed on November 21, 2008. Such information is hereby incorporated by reference.

*****	Included in the Registrant’s definitive proxy statement filed on March 23, 2009. Such previously filed document is incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)	Exhibits—Included, see list in (a)(3).

(c)	Financial Statement Schedules—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: May 10, 2010	/s/ Hans R. Ganz
Hans R. Ganz President and Chief Executive Officer

Date: May 10, 2010	/s/ Regan Lauer
Regan Lauer Senior Vice President/ Controller (Principal Financial and Accounting Officer)