Form 10-Q
period 2010-06-30
FIRST PACTRUST BANCORP INC
filed 2010-08-16
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 16, 2010 the Registrant had 4,244,184 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$7,203	$7,132
Federal funds sold	29,865	23,580
Interest-bearing deposits	3,036	3,884

Total cash and cash equivalents	40,104	34,596
Securities available-for-sale	70,452	52,304
Federal Home Loan Bank stock, at cost	9,016	9,364
Loans receivable, net of allowance of $17,697 at June 30, 2010 and $13,079 at December 31, 2009	707,754	748,303
Accrued interest receivable	3,451	3,936
Real estate owned, net	8,342	5,680
Premises and equipment, net	4,253	4,294
Bank owned life insurance investment	18,040	17,932
Prepaid FDIC assessment	4,266	5,013
Other assets	15,813	12,499

Total assets	$881,491	$893,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$15,325	$14,021
Interest-bearing	667,080	644,411

Total deposits	682,405	658,432
Advances from Federal Home Loan Bank	100,000	135,000
Accrued expenses and other liabilities	2,673	3,004

Total liabilities	785,078	796,436
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference, 5,000,000 shares authorized, 19,300 shares issued and outstanding at June 30, 2010 and December 31, 2009	19,113	19,094
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,445,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	54	54
Additional paid-in capital	67,887	67,958
Retained earnings	33,015	35,515
Treasury stock, at cost (June 30, 2010 - 1,200,816 shares, December 31, 2009 - 1,200,154 shares)	(25,796)	(25,788)
Unearned employee stock ownership plan shares (June 30, 2010 - 63,480 shares, December 31, 2009 - 84,640 shares)	(761)	(1,015)
Accumulated other comprehensive income	2,901	1,667

Total shareholders’ equity	96,413	97,485

Total liabilities and shareholders’ equity	$881,491	$893,921

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income (Loss)

(In thousands of dollars except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$8,638	$10,964	$17,803	$22,295
Securities	1,287	1,098	2,616	1,815
Dividends and other interest-earning assets	65	32	89	48

Total interest income	9,990	12,094	20,508	24,158
Interest expense
Deposits	2,160	3,444	4,451	7,165
Federal Home Loan Bank advances	805	1,372	1,693	2,821

Total interest expense	2,965	4,816	6,144	9,986

Net interest income	7,025	7,278	14,364	14,172
Provision for loan losses	5,634	2,688	7,848	9,686

Net interest income after provision for loan losses	1,391	4,590	6,516	4,486
Noninterest income
Customer service fees	345	349	659	682
Mortgage loan prepayment penalties	—	10	—	10
Income from bank owned life insurance	61	144	108	188
Other income/(loss)	(42)	5	(36)	13

Total noninterest income	364	508	731	893
Noninterest expense
Salaries and employee benefits	1,536	1,616	3,164	3,387
Occupancy and equipment	461	482	949	980
Advertising	50	46	160	95
Professional fees	141	148	309	299
Stationary, supplies, and postage	94	83	180	175
Data processing	289	230	569	496
ATM costs	77	92	150	177
FDIC expense	401	769	781	894
Loan servicing & foreclosure	198	386	766	555
Operating loss on equity investment	90	87	172	174
Valuation allowance for OREO	1,028	—	1,028	—
Loss on sale of other real estate owned	320	—	320	—
Other general and administrative	240	277	636	563

Total noninterest expense	4,925	4,216	9,184	7,795

Income/(loss) before income tax expense/(benefit)	(3,170)	882	(1,937)	(2,416)
Income tax expense/(benefit)	(713)	197	(354)	(523)

Net income/(loss)	$(2,457)	$685	$(1,583)	$(1,893)

Dividends and discount on preferred stock	$251	$251	$501	$501

Net income/(loss) available to common shareholders	(2,708)	434	(2,084)	(2,394)
Basic earnings/(loss) per share	$(.65)	$.10	$(.50)	$(.58)

Diluted earnings/(loss) per share	$(.65)	$.10	$(.50)	$(.58)

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars) (Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,583)	$(1,893)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Provision for loan losses	7,848	9,686
Net accretion of securities	(877)	(782)
Depreciation and amortization	190	223
Employee stock ownership plan compensation expense	163	159
Stock option compensation expense	7	32
Stock award compensation expense	12	65
Bank owned life insurance income	(108)	(188)
Operating loss on equity investment	172	174
Impairment of securities	—	15
Write down of OREO	1,028	—
Loss on sale of real estate owned	320	—
Loss on sale of property and equipment	—	2
Deferred income tax (benefit)/expense	792	(1,026)
Interest capitalized on negative amortizing loans	—	(15)
Net change in:
Deferred loan costs	363	(25)
Accrued interest receivable	514	(32)
Other assets	1,989	(737)
Accrued interest payable and other liabilities	(1,365)	(93)

Net cash provided by operating activities	9,465	5,565
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	7,590	4,371
Purchases of securities available-for-sale	(22,794)	(30,294)
Redemption of Federal Home Loan Bank stock	348	—
Loan originations and principal collections, net	17,353	(9,946)
Proceeds from sale of real estate owned	5,627	3,640
Additions to premises and equipment	(149)	(121)

Net cash used in investing activities	7,975	(32,350)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	23,973	30,413
Net change in Federal Home Loan Bank open line	—	15,500
Repayments of Federal Home Loan Bank advances	(35,000)	(25,000)
Purchase of treasury stock	(3)	(27)
Issuance costs on preferred stock	—	(13)
Tax loss from RRP shares vesting	(4)	(44)
Dividends paid on preferred stock	(482)	(481)
Dividends paid on common stock	(416)	(1,142)

Net cash provided by financing activities	(11,932)	19,206

Net change in cash and cash equivalents	5,508	(7,579)

Cash and cash equivalents at beginning of period	34,596	19,237

Cash and cash equivalents at end of period	$40,104	$11,658

Supplemental disclosures of cash flow information
Transfers of loans to other real estate owned	9,358	11,787
Interest paid on deposits and borrowed funds	6,220	10,097
Income taxes paid	2,700	1,750

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2009	19,068	54	68,155	38,496	(25,736)	(1,523)	209	98,723
Net loss	—	—	—	(999)	—	—	—	(999)
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	1,458	1,458

Total comprehensive income								459

Forfeiture and retirement of stock	—	—	7	—	(7)	—	—	—
Stock option compensation expense	—	—	46	—	—	—	—	46
ESOP forfeitures used to reduce ESOP contribution			(63)		—			(63)
Stock awards earned	—	—	77	—	—	—	—	77
Additional issuance costs on preferred stock	(13)	—	—	—	—	—	—	(13)
Amortization of preferred stock discount	39	—	—	(39)	—	—	—	—
Purchase of 6,922 shares of treasury stock	—	—	—	—	(45)	—	—	(45)
Employee stock ownership plan shares earned	—	—	(218)	—	—	508	—	290
Tax benefit/(loss) of RRP shares vesting	—	—	(46)	—	—	—	—	(46)
Dividends declared ($.25 per common share)	—	—	—	(979)	—	—	—	(979)
Preferred stock dividends	—	—	—	(964)	—	—	—	(964)

Balance at December 31, 2009	$19,094	$54	$67,958	$35,515	$(25,788)	$(1,015)	$1,667	$97,485

Net income (loss)	—	—	—	(1,583)	—	—	—	(1,583)
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	1,234	1,234

Total comprehensive loss								(349)

Forfeiture and retirement of stock	—	—	5	—	(5)	—	—	—
Stock option compensation expense	—	—	7	—	—	—	—	7
ESOP forfeitures used to reduce ESOP contribution			—		—			—
Stock awards earned	—	—	12	—	—	—	—	12
Additional issuance costs on preferred stock	—	—	—	—	—	—	—	—
Amortization of preferred stock discount	19	—	—	(19)	—	—	—	—
Purchase of 662 shares of treasury stock	—	—	—	—	(3)	—	—	(3)
Employee stock ownership plan shares earned	—	—	(91)	—	—	254	—	163
Tax benefit/(loss) of RRP shares vesting	—	—	(4)	—	—	—	—	(4)
Dividends declared ($.10 per common share)	—	—	—	(416)	—	—	—	(416)
Preferred stock dividends	—	—	—	(482)	—	—	—	(482)

Balance at June 30, 2010	$19,113	$54	$67,887	$33,015	$(25,796)	$(761)	$2,901	$96,413

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Amounts in thousands of dollars, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) and its wholly owned subsidiary Pacific Trust Bank (the Bank) as of June 30, 2010 and December 31, 2009 and for the three and six month periods ended June 30, 2010 and June 30, 2009. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Accounting for Uncertainty in Income Taxes (“ASC 740”): A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has approximately $109 thousand of total gross unrecognized tax benefits at June 30, 2010, which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities through 2005 and for all state income taxes through 2003. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at June 30, 2010.

Deferred Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

New Accounting Pronouncements: The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The disclosures required at period-ends will be effective for the bank for interim and annual reporting periods ending on or after December 15, 2010 while disclosures for activity that occurs during a period will be effective for the bank for interim and annual periods ending on or after December 15, 2011. The FASB issued ASC Update No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies, which is effective upon issuance. Management believes adoption of this ASC update will not materially impact the financial statements of the bank.

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

NOTE 3 – EMPLOYEE STOCK COMPENSATION

Stock Options

A Stock Option Plan (“SOP”) provides for the issuance of options to directors, officers, and employees. The Company adopted the SOP in April of 2003 under the terms of which up to 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period beginning on their one year anniversary after the date of grant. The options expire ten years from the date of grant. As of June 30, 2010, the Company had 472,596 exercisable options outstanding. There were no options granted during the three or six months ended June 30, 2010. There were no shares forfeited during the three or six months ended June 30, 2010.

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

The following table represents stock option activity during the three months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period April 1, 2010	482,396	$18.32
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period	482,396	$18.32	3.26	$—

Options exercisable at end of period June 30, 2010	472,596	$18.30	3.18	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. ASC 718 and 505 require the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5% for senior management and the board of directors and 45% for all other employees. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. The Company recorded stock compensation expense of $6 thousand and $32 thousand as salary and employee benefits expense during the six months ended June 30, 2010 and June 30, 2009 respectively. As of June 30, 2010, there was a total of $19 thousand of total unrecognized compensation costs related to 9,800 nonvested options in the plan.

Options outstanding at June 30, 2010 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17 - $22	458,396	3.17	17.88	450,596	17.89
$25 - $29	24,000	4.93	26.88	22,000	26.73

Outstanding at quarter end	482,396			472,596

Recognition and Retention Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Pursuant to its 2003 stock-based incentive plan, the Company granted 220,600 shares of RRP awards since the inception of the plan. There were no shares granted during the six months ended June 30, 2010. A total of 300 shares were forfeited during the six months ended June 30, 2010. Compensation expense for RRP awards totaled approximately $12 thousand for the six months ended June 30, 2010 and $65 thousand for the six months ended June 30, 2009. As of June 30, 2010, there was a total of $54 thousand unrecognized compensation cost related to 3,280 nonvested RRP awards granted under the plan.

As described in Note 15 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the plan allows for the issuance of RRP awards that may not be sold or otherwise transferred until the restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally five years). The share based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest and then amortized over the vesting period. ASC 718 and 505 require the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 6%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

NOTE 4 – EARNINGS/(LOSS) PER SHARE

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

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Basic
Net income/(loss)	$(2,457)	$685	$(1,583)	$(1,893)
Less: Dividends on preferred stock	(241)	(241)	(482)	(481)
Less Imputed dividends	(10)	(10)	(19)	(20)

Net income/(loss) available to common shareholders	$(2,708)	$434	$(2,084)	$(2,394)

Weighted average common shares outstanding	4,191,665	4,152,627	4,186,398	4,147,549

Basic earnings/(loss) per share	$(.65)	$.10	$(.50)	$(.58)

Diluted
Net income/(loss) available to common shareholders	$(2,708)	$434	$(2,084)	$(2,394)

Weighted average common shares outstanding for basic earnings per common share	4,191,665	4,152,627	4,186,398	4,147,549
Add: Dilutive effects of stock options	0	0	0	0
Add: Dilutive effects of stock awards	0	0	0	0
Add: Dilutive effects of assumed exercised common stock warrants	0	0	0	0

Average shares and dilutive potential common shares	4,191,665	4,152,627	4,186,398	4,147,549

Diluted earnings/(loss) per common share	$(.65)	$.10	$(.50)	$(.58)

All outstanding options, stock awards and outstanding warrants were not considered in computing diluted earnings per common share for the period ending June 30, 2010 and June 30, 2009, respectively, because they were anti-dilutive. They were anti-dilutive since the exercise prices were greater than the average market price of the common stock.

NOTE 5 – FAIR VALUE

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

Investment Securities Available for Sale. The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of level 3 securities are estimated using a discounted cashflow methodology. The discount rates used are based upon observed market yields for similar securities. Prepayment speeds are estimated based upon the prepayment history of each bond and a detailed analysis of the underlying collateral. Gross WAC, loan geographics, LTV, FICO and seasoning are among the different loan attributes that are factored into our prepayment curve. Default rates and severity are estimated based upon geography of the collateral, delinquency, modifications, loan to value ratios, FICO scores, and past performance.

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

Real Estate Owned Assets. Real estate owned assets are recorded at the lower of cost or fair value less estimated costs to sell at the time of foreclosure. The fair value of real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring and Non-Recurring Basis

Available for sale securities are measured at fair value on a recurring basis, impaired loans and real estate owned are measured at fair value on a non-recurring basis.

	Carrying Value	Fair Value Measurements at June 30, 2010 Using
		Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
U.S. government sponsored entities and agency securities (recurring)	$5,129	$—	$5,129	$—
Private label residential mortgage-backed securities (recurring)	$65,319	$—	$—	$65,319
Federal National Mortgage Association securities (recurring)	$3	$—	$3	$—
Government National Mortgage Association securities (recurring)	$1	$—	$1	$—
Impaired loans (non-recurring)	$24,498	$—	$—	$24,498
Real estate owned assets (non-recurring)	$8,342	$—	$—	$8,342

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30, 2010 and December 31, 2009:

Investment Securities Available-for-sale
Balance of recurring Level 3 assets at January 1, 2010	$47,131
Total gains or losses (realized/unrealized):	$—
Included in earnings—realized	$—
Included in earnings—unrealized	$—
Included in other comprehensive income	$2,083
Purchases	$16,105
Sales, issuances and settlements	$—
Net transfers in and/or out of Level 3	$—
Balance of recurring Level 3 assets at June 30, 2010	$65,319

The following represent impairment charges recognized during 2010:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $24.5 million, net of a valuation allowance of $7.3 million at June 30, 2010, and prior charge-offs in the amount of $7.0 million. During the six month period ended June 30, 2010, a provision of $1.7 million was made for these loans, net of charge-offs previously provided.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $8.3 million, which is made up of the outstanding balance of $10.0 million, net of a valuation allowance of $1.7 million at June 30, 2010. The valuation allowance of $1.7 million is related to one construction property and is based on an internal analysis done by management as an appraisal has been ordered for this construction property but has not been received. The Company is a partial owner in this property and was not the lead lender on the original loan related to this construction property. The Company requested that an appraisal be ordered on this property immediately upon foreclosure, however, a valid appraisal still has not been received. During the second quarter ended June 30, 2010, the Company updated the internal valuation analysis in lieu of receipt of a valid appraisal which required an additional $1.0 million valuation allowance. This valuation allowance will be updated as needed upon receipt of the appraisal.

	Carrying Value	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
U.S. d sponsored entities and agency securities (recurring)	$5,168	$—	$5,168	$—
Private label residential mortgage-backed securities (recurring)	$47,131	$—	$—	$47,131
Federal National Mortgage Association securities (recurring)	$4	$—	$4	$—
Government National Mortgage Association securities (recurring)	$1	$—	$1	$—
Impaired loans (non recurring)	$31,649	$—	$—	$31,649
Real estate owned assets (non recurring)	$5,680	$—	$—	$5,680

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

At December 31, 2009, impaired loans had a carrying amount of $31.6 million, net of a valuation allowance of $6.5 million and prior charge-offs in the amount of $14.1 million. During the year ended December 31, 2009, a provision of $8.9 million was made for those loans.

In accordance with ASC 825-10, the carrying amounts and estimated fair values of financial instruments, at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$40,104	$40,104	$34,596	$34,596
Securities available-for-sale	70,452	70,452	52,304	52,304
FHLB stock	9,016	N/A	9,364	N/A
Loans receivable, net	707,754	719,110	748,303	755,711
Real estate owned, net	8,342	8,342	5,680	5,680
Accrued interest receivable	3,451	3,451	3,936	3,936
Financial liabilities
Deposits	$682,405	691,373	$658,432	$660,963
Advances from the FHLB	100,000	101,799	135,000	137,578
Accrued interest payable	289	289	367	367

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

NOTE 6 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale portfolio at June 30, 2010 and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2010
Available-for sale
U.S. government-sponsored entities and agencies	$5,089	$40	$—	$5,129
Private label residential mortgage-backed securities	60,430	5,119	(230)	65,319
Federal National Mortgage Association	3	—	—	3
Government National Mortgage Association	1	—	—	1

Total securities available for sale	$65,523	$5,159	$(230)	$70,452

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

The following table summarizes the investment securities with unrealized losses at June 30, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. government-sponsored entities and agencies	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities	18,800	(230)	—	—	18,800	(230)

Total available-for-sale	$18,800	$(230)	$—	$—	$18,800	$(230)

There were no sales or calls of securities during the six months ended June 30, 2010 and 2009.

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

Other-Than-Temporary Impairment

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

As of June 30, 2010, the Company’s security portfolio consisted of twenty six securities, seven of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s private label residential mortgage-backed and other securities, as discussed below.

The Company’s mortgage-backed securities that are in a loss position had a market value of $18.8 million with unrealized losses of approximately $230 thousand at June 30, 2010. These non-agency mortgage-backed securities were rated above investment grade at the time of purchase and are not within the scope of ASC 325. The Company monitors to ensure it has adequate credit support and as of June 30, 2010, the Company believes there is no OTTI and does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

NOTE 7 – LOANS

Loans receivable consists of the following:

	June 2010		December 2009
	Amount	Percent	Amount	Percent
Real Estate
One- to four-family	$387,309	53.53%	$425,125	56.00%
Commercial and multi-family	84,711	11.71	84,870	11.18
Construction	—	—	—	—
Consumer
Real estate secured-first trust deeds (Green acct)*	212,538	29.37	208,945	27.53
Real estate secured-second trust deeds (Green acct)*	8,712	1.20	8,661	1.14
Other real estate and land secured (Green acct)*	18,889	2.61	19,582	2.58

Green account subtotal	240,139	33.18	237,188	31.25
Other consumer	10,872	1.50	11,370	1.50
Commercial	521	0.08	567	0.07

Total loans	723,552	100.00%	759,120	100.00%

Net deferred loan origination costs	1,899		2,262

Allowance for loan losses	(17,697)		(13,079)

Total loans receivable, net	$707,754		$748,303

*	At 6/30/10, these totals included $240.1 million of the Company’s Green account loans, of which $212.5 million was secured by one-to four- family properties which are first trust deeds, $12.0 million was secured by commercial properties, $8.7 million was secured by second trust deed line of credit, $4.0 million was secured by land and $2.8 million was secured by multi-family properties. At 12/31/09, these totals included $237.2 million of the Company’s Green account loans, of which $208.9 million was secured by one-to four- family properties, $14.3 million was secured by commercial properties, $8.7 million was secured by second trust deed line of credit, $2.8 million was secured by multi-family properties and $2.5 million was secured by land.

At June 30, 2010, the Company had a total of $224.5 million in interest-only mortgage loans and $33.1 million in loans with the potential for negative amortization. At December 31, 2009, the Company had a total of $269.1 million in interest-only mortgage loans and $33.8 million in loans with the potential for negative amortization. The Company no longer originates loans with the potential for negative amortization. The Company continues to originate interest-only loans and growth in those loans is primarily attributable to growth in the Company’s Green account loan product which, by its nature, is an interest-only product. Negatively amortizing and interest-only loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization which could result in a larger amount outstanding. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards.

Activity in the allowance for loan losses is summarized as follows:

	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Balance, beginning of period	$13,079	$18,286
Provision for loan losses	7,848	17,296
Total loans charged off	(3,264)	(22,505)
Total recoveries	34	2

Balance, end of period	$17,697	$13,079

Charge-offs totaling $3.3 million for the six months ending June 30, 2010 were attributed to numerous one- to four-family loans and three green account loans that were written down to current estimated fair values of the underlying collateral.

Delinquent Loans. The following table sets forth, in thousands of dollars, our loan delinquencies by type, number, and amount at June 30, 2010, and December 31, 2009.

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		Greater than 90 days
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
June 30, 2010
One- to four-family	5	$3,958	25	$15,690	30	$19,648
Commercial and multi-family real estate	1	3,090	6	2,013	7	5,103
Home equity	—	—	—	—	—	—
Real estate secured-first trust deeds (Green acct)	1	406	6	6,105	7	6,511
Real estate secured-second trust deeds (Green acct)	—	—	1	47	1	47
Construction	—	—	—	—	—	—
Commercial	1	1,392	—	—	1	1,392
Land	—	—	5	10,610	5	10,610
Consumer	1	4	—	—	1	4

	9	$8,850	43	$34,465	52	$43,315

Delinquent loans to total gross loans		1.22%		4.76%		5.99%

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		Greater than 90 days
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
December 31, 2009
One- to four-family	9	$11,570	24	$18,647	33	$30,217
Commercial and multi-family real estate	—	—	7	5,107	7	5,107
Home equity	2	77	—	—	2	77
Real estate secured-first trust deeds (Green acct)	1	2,498	3	3,536	4	6,034
Real estate secured-second trust deeds (Green acct)	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Land	—	—	1	1,400	1	1,400
Consumer	4	13	3	9	7	22

	16	$14,158	38	$28,699	54	$42,857

Delinquent loans to total gross loans		1.87%		3.78%		5.65%

Non-performing Assets. The table below, in thousands of dollars, sets forth the amounts and categories of non-performing assets and includes those loans on nonaccrual status, loans that have been restructured resulting in a troubled debt classification and impaired loans. The Company ceases accruing interest, and therefore classifies as nonaccrual, any loan as to which principal or interest has been in default for a period of greater than 90 days, or if repayment in full of interest or principal is not expected. Of the non-performing loan balance, eight loans totaling $2.6 million were current as of June 30, 2010 but were still considered impaired.

	June, 2010	December, 2009
Non-performing loans:
One- to four-family	$13,592	$20,773
Commercial and multi-family real estate	2,013	2,017
Home equity	—	—
Real estate secured-first trust deeds (Green acct)	7,126	4,368
Real estate secured-second trust deeds (Green acct)	47	—
Construction	—	—
Commercial	—	—
Land	6,563	1,400
Consumer	—	20

Total non-performing loans	$29,341	$28,578
Troubled debt restructured loans:
One- to four-family	$7,955	$7,497
Commercial and Multi-family real estate	8,502	8,502
Home equity	108	—
Real estate secured-first trust deeds (Green acct)	1,808	320
Real estate secured-second trust deeds (Green acct)	—	—
Construction	—	—
Commercial	3	—
Land	5,847	5,847
Consumer	3	108

Total troubled debt restructured loans	$24,226	$22,274

Total non-performing and troubled debt restructured loans	$53,567	$50,852

Real estate owned, net of a valuation allowance of $1.7 at June 30, 2010 and $.7 at December 31, 2009	8,342	5,680
Total non-performing assets	$61,909	$56,532

Non-performing loans to total loans	7.40%	6.70%
Non-performing assets to total assets	7.02%	6.32%

Total non-performing loans increased $2.7 million to $53.6 million at June 30, 2010 compared to $50.9 million at December 31, 2009. Loan loss reserves totaling $7.3 million have been established for these loans. The Company utilizes estimated current fair values when assessing loan loss provisions for non-performing collateral dependent loans. Troubled debt restructured loans, net of loan loss reserves of $4.3 million totaled $19.9 million at June 30, 2010 and are included in the nonperforming loan balance above. These loans were modified in a way that required guideline exceptions beyond the Company’s normal scope. Once the borrowers perform pursuant to the modified terms for six consecutive months, the loans will be placed back on accrual status. Income is recognized when received during the six month nonaccrual period.

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

NOTE 9 – INCOME TAXES

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. During the second quarter of 2010, the Company reviewed its analysis of whether a valuation allowance should be recorded against its deferred tax assets. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset at June 30, 2010 is more likely than not based upon available tax planning strategies and expectations as to future taxable income. At June 30, 2010, the Company had a net deferred tax asset of $6.5 million.

NOTE 10 – SUBSEQUENT EVENTS

As previously reported by the Company, on July 27, 2010, we entered into subscription agreements to sell $60.0 million of common stock to a group of institutional and accredited investors through a private placement. Completion of the sale is subject to approval of the issuance of the securities by the stockholders of the Company.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at June 30, 2010, to its financial condition at December 31, 2009, and the results of operations for the three months and six months ended June 30, 2010 to the same periods in 2009. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Assets. The Company’s total assets decreased by $12.4 million, or 1.4%, to $881.5 million at June 30, 2010 from $893.9 million at December 31, 2009 primarily as a result of a decline in the loans receivable balance of $40.5 million. The decrease in total assets was partially reduced by an increase in the balance of the available-for-sale securities portfolio in the amount of $18.1 million, an increase in total cash and cash equivalents of $5.5 million, and an increase in other real estate owned of $2.7 million.

Loans. Loans receivable, net of valuation allowances, decreased by $40.5 million, or 5.4%, to $707.8 million at June 30, 2010 from $748.3 million at December 31, 2009. This decrease was the result of net loan principal repayments, charge-offs and foreclosures exceeding loan production during the six months ended June 30, 2010. For the period ended June 30, 2010 loan originations and advances on the Company’s Green account loans totaled $50.2 million compared to $65.7 million for the six month period ended June 30, 2009. The loan production was primarily attributable to growth in the Company’s Green account loan product. Loan demand in general was down due to current economic circumstances and the slowdown of sales of higher-end properties which is the market focus of the Company.

Investments. Securities classified as available-for-sale of $70.5 million at June 30, 2010 increased $18.1 million from December 31, 2009 due to the purchase of $22.8 million of private label mortgage-backed securities during the period.

Cash and cash equivalents. Cash and cash equivalents increased $5.5 million, or 15.9%, to $40.1 million at June 30, 2010 from $34.6 million at December 31, 2009 primarily due to increased federal funds sold as a result of increased deposit activity.

Other real estate owned. Real estate owned increased $2.7 million to $8.3 million, net of a valuation allowance of $1.7 million, from $5.7 million at December 31, 2009 and consists of one construction property valued at $3.6 million and four one-to four- family properties valued at $4.7 million.

Allowance for Loan Losses. The allowance for loan losses at June 30, 2010 was $17.7 million, which represented 2.5% of the loans outstanding at June 30, 2010, as compared to $13.1 million, or 1.7%, of the loans outstanding at December 31, 2009. The increase in the percentage of allowance to loans outstanding was due to increased general reserves and reserves on problem loans as well as the overall decline in loan balances during the six month period ended June 30, 2010.

The Company maintains an allowance for loan losses to absorb probable incurred losses presently inherent in the loan portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for current economic conditions and other qualitative factors, combined with a current loan to value analysis to analyze the associated risks in the current loan portfolio. The Company evaluates all impaired loans individually, primarily through the evaluation of collateral values and cash flows.

Management assesses the allowance for loan losses monthly. While management uses available information to recognize losses on loans; future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2010 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. See further discussion in subsection entitled “ Comparison of Operating Results-Provision for Loan Losses.”

Real estate owned assets. At June 30, 2010, other real estate acquired in settlement of loans totaled $8.3 million, net of a valuation allowance of $1.7 million, compared to $5.7 million at December 31, 2009 based on the fair value of the collateral less estimated costs to sell, and consisted of one participation construction property and four one- to four- family properties.

Deposits. Total deposits increased by $24.0 million, or 3.6%, to $682.4 million at June 30, 2010 from $658.4 million at December 31, 2009. Certificates of deposit increased $11.8 million or 3.0% to $409.0 million, savings accounts increased $6.4 million or 5.3% to $127.9 million and money market accounts increased $4.2 million or 5.2% to $86.0 million due to competitive rates offered by the Bank and an increase in institutional jumbo certificates of deposit.

FHLB Advances. Due to the increase in deposit balances and the maturity of $35.0 million of long term advances, the Company’s Federal Home Loan Bank advances decreased $35.0 million, or 25.9% to $100.0 million at June 30, 2010 from $135.0 million at December 31, 2009.

Equity. Equity decreased $1.1 million, or 1.1% to $96.4 million at June 30, 2010 from $97.5 million at December 31, 2009. The net decrease was primarily due to the total net operating loss of $1.6 million, payment of preferred stock dividends in the amount of $482 thousand and the payment of common stock dividends in the amount of $425 thousand. Equity increased primarily due to an increased unrealized gain in securities of $1.2 million and an increase of ESOP shares earned of $163 thousand.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

General. Net loss for the six months ended June 30, 2010 was ($1.6) million, reflecting a $310 thousand lower net loss over the same period of the prior year. The reduced loss resulted from the fluctuations described below.

Interest Income. Interest income decreased by $3.7 million, or 15.1%, to $20.5 million for the six months ended June 30, 2010, from $24.2 million for the six months ended June 30, 2009 as described below.

Interest income on loans decreased $4.5 million, or 20.2% to $17.8 million for the six months ended June 30, 2010 from $22.3 million for the six months ended June 30, 2009. The primary factor for the decrease was a $65.2 million decrease in the average balance of loans receivable from $793.2 million for the six months ended June 30, 2009 to $728.0 million for the six months ended June 30, 2010. This was due to principal repayments, loan charge-offs, and foreclosures exceeding loan production. The decrease in interest income on loans receivable was further impacted by a 73 basis point reduction in the average yield on loans receivable to 4.9% due to a general decline in market interest rates from the prior period. A $4.4 million increase in the average balance of non-accrual loans on which the Company ceased to accrue interest during the six month period ending June 30, 2010, also contributed to a decline in loan interest income.

Interest income on securities increased $801 thousand to $2.6 million for the six months ended June 30, 2010 from $1.8 million for the six months ended June 30, 2009. This increase was due to the purchase of private label mortgage-backed securities during the six month period ending June 30, 2010 totaling $22.8 million.

Interest Expense. Interest expense decreased $3.8 million or 38.5%, to $6.1 million for the six months ended June 30, 2010 from $10.0 million for the six months ended June 30, 2009. Interest expense on deposits decreased $2.7 million, or 37.9%, to $4.5 million for the six months ended June 30, 2010 from $7.2 million for the six months ended June 30, 2009. Although the average balance of deposits increased $53.8 million from $609.0 million for the six months ended June 30, 2009 to $662.8 million for the six months ended June 30, 2010, interest expense on deposits was reduced by a 98 basis point decrease in the Company’s cost of funds. This decline in the Company’s cost of funds reflected the overall decrease in short term market interest rates as a result of the continued liquidity crisis in the credit markets.

Interest expense on Federal Home Loan Bank advances decreased $1.1 million, or 40.0% to $1.7 million for the period ending June 30, 2010 from $2.8 million for the period ending June 30, 2009. This decrease was due to a reduction in the average balance of advances, as well as a reduction in the average rate paid. The average balance of Federal Home Loan Bank advances decreased $56.4 million from $169.3 million for the six months ended June 30, 2009 to $112.9 million for the six months ended June 30, 2010 due to the maturity of Federal Home Loan Bank advances and growth of deposits during the period. Rates paid on advances also decreased by an average of 33 basis points due to the maturity of higher rate advances.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses increased $192 thousand, or 1.4%, to $14.4 million for the six months ended June 30, 2010 from $14.2 million for the six months ended June 30, 2009. Due to the substantial decline in the Company’s cost of funds as a result of the decrease in short term market interest rates, the Company’s margins increased over the prior period with the net interest spread increasing 24 basis points to 3.38%, and the net interest margin increasing 13 basis points to 3.47%.

Provision for Loan Losses. Management assesses the allowance for loan losses on a monthly basis. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, bank regulatory guidelines, declining property values and prevailing economic conditions. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for current economic conditions and other qualitative factors, combined with a current loan to value analysis to analyze the associated risks in the current loan portfolio. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2010 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, approximately 95% of the Company’s loans are to individuals and businesses in southern California. California, in general, and more specifically, San Diego and Riverside Counties, continue to be among the most distressed real estate markets in the country. A provision for loan losses of $7.8 million was recorded for the six months ended June 30, 2010 compared to a $9.7 million provision for loan losses recorded for the six months ended June 30, 2009. The decline in the provision was related primarily to large provisions taken for two impaired construction loans in the prior year’s period. Continued elevated provision levels reflect the deteriorated housing markets, continued high levels of unemployment, the overall challenging economic environment, and the resulting increase in the Company’s non-performing assets and loans charged off. In addition, the Company increased the economic general reserve factors on all loan products due to the continued market deterioration. Year-to-date net charge-offs totaled $3.2 million compared to $13.4 million at June 30, 2009. The current year net charge-offs consisted primarily of twenty one one-to four- family loans and three Green account loan totaling $3.2 million.

Noninterest Income. Noninterest income decreased $162 thousand, or 18.1%, to $731 thousand for the six months ended June 30, 2010 compared to $893 thousand for the same period of the prior year primarily due to decreased performance of the bank owned life insurance investment as a result of current market conditions as well as a decrease in various customer service fees.

Noninterest Expense. Noninterest expense increased $1.4 million, or 17.8%, to $9.2 million for the six months ended June 30, 2010 compared to $7.8 million for the same period of the prior year. This net increase was primarily the result of a $1.0 million increase in the valuation allowance for other real estate owned, a $320 thousand increase in loss on sale of other real estate owned, and a $211 thousand increase in loan servicing and foreclosure expenses. Additionally, FDIC expenses decreased $113 thousand and salaries and employee benefit expenses decreased $223 thousand.

An additional valuation allowance of $1.0 million was recorded for other real estate owned assets for the six months ended June 30, 2010. This valuation allowance was related to one construction property and based on an updated internal analysis done by management as an appraisal has been ordered for this property but has not been received. All other real estate owned assets are based on fair values based on recent real estate appraisals adjusted for selling costs. A valuation allowance did not exist for other real estate owned during the year ended December, 2009.

For the six months ended June 30, 2010, the Company recorded a $320 thousand loss on the sale of other real estate owned assets.

Loan servicing and foreclosure expenses increased $211 thousand to $766 thousand for the six months ended June 30, 2010 from $555 thousand for the six months ended June 30, 2009 primarily due to an increase in other real estate owned activity and increased non-performing asset expenses during the period.

The FDIC expenses decreased $113 thousand to $781 thousand for the six months ended June 30, 2010 from $894 thousand for the six months ended June 30, 2009 primarily due to a special assessment of $405 thousand paid in the second quarter of the prior year. Excluding the special assessment, FDIC premiums increased during the six months ended June 30, 2010 due to increased premium rates as well as an overall increase in deposits of the Company. The premium rates have increased due to recent strains in the FDIC deposit insurance fund due to the cost of bank failures and a large number of troubled banks.

Salaries and employee benefits represented 34.5% and 43.5% of total noninterest expense for the six months ended June 30, 2010 and June 30, 2009, respectively. Total salaries and employee benefits decreased $223 thousand, or 6.6%, to $3.2 million for the six months ended June 30, 2010 from $3.4 million for the same period in 2009 primarily due to lower stock award and option expenses as a result of a majority of the awards fully vesting by the end of 2009.

Income Tax Expense/(Benefit). An income tax benefit of ($354) thousand was recorded for the six months ended June 30, 2010 compared to income tax benefit of ($523) thousand for the six months ended June 30, 2009. The effective tax rate for the current period was based on projected net income for the year under the guidelines of ASC 740.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General. Net loss for the three months ended June 30, 2010 was ($2.5) million, reflecting a $3.2 million decrease over the same period of the prior year. The decrease resulted from the fluctuations described below.

Interest Income. Interest income decreased by $2.1 million, or 17.4%, to $10.0 million for the three months ended June 30, 2010, from $12.1 million for the three months ended June 30, 2009 as described below.

Interest income on loans decreased $2.3 million, or 21.2% to $8.6 million for the three months ended June 30, 2010 from $11.0 million for the three months ended June 30, 2009. The primary factor for the decrease was a $69.9 million decrease in the average balance of loans receivable from $788.9 million for the three months ended June 30, 2009 to $719.0 million for the three months ended June 30, 2010. This was due to principal repayments, loan charge-offs, and foreclosures exceeding loan production. The decrease in interest income on loans receivable was further impacted by a 75 basis point reduction in the average yield on loans receivable to 4.81% due to a general decline in market interest rates from the prior period. A $4.4 million increase in the average balance of non-accrual loans on which the Company ceased to accrue interest during the three month period ending June 30, 2010, also contributed to a decline in loan interest income.

Interest income on securities increased $189 thousand to $1.3 million for the three months ended June 30, 2010 from $1.1 million for the three months ended June 30, 2009. This increase was due to the purchase of private label mortgage-backed securities during the three month period ending June 30, 2010 totaling $2.3 million.

Interest Expense. Interest expense decreased $1.9 million or 38.4%, to $3.0 million for the three months ended June 30, 2010 from $4.8 million for the three months ended June 30, 2009. Interest expense on deposits decreased $1.3 million, or 37.3%, to $2.2 million for the three months ended June 30, 2010 from $3.4 million for the three months ended June 30, 2009. Although the average balance of deposits increased $57.3 million from $615.3 million for the three months ended June 30, 2009 to $672.6 million for the three months ended June 30, 2010, interest expense was reduced by a 96 basis point decrease in the Company’s cost of funds. This decline in the Company’s cost of funds reflects the overall decrease in short term market interest rates as a result of the continued liquidity crisis in the credit markets.

Interest expense on Federal Home Loan Bank advances decreased $567 thousand, or 41.3% to $805 thousand for the period ending June 30, 2010 from $1.4 million for the three months ended June 30, 2009. This decrease was due to a reduction in the average balance of advances, as well as a reduction in the average rate paid. The average balance of the Federal Home Loan Bank advances decreased $62.4 million from $167.4 million for the three months ended June 30, 2009 to $105.0 million for the three months ended June 30, 2010 due to the maturity of Federal Home Loan Bank advances during the period. Rates paid on advances also decreased by an average of 21 basis points due to the maturity of higher rate advances.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses decreased $253 thousand, or 3.5%, to $7.0 million for the three months ended June 30, 2010 from $7.3 million for the three months ended June 30, 2009. Although the Company’s cost of funds has declined as a result of the decrease in short term market interest rates, the Company’s interest earning assets and the rates paid on those assets have decreased at a faster pace resulting in the net interest margin decreasing 5 basis points to 3.39%.

Provision for Loan Losses. Management assesses the allowance for loan losses on a monthly basis. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, bank regulatory guidelines, declining property values and prevailing economic conditions. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for current economic conditions and other qualitative factors, combined with a current loan to value analysis to analyze the associated risks in the current loan portfolio. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2010 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, approximately 95% of the Company’s loans are to individuals and businesses in southern California. California, in general, and more specifically, San Diego and Riverside Counties, continue to be among the most distressed real estate markets in the country. A provision for loan losses of $5.6 million was recorded for the three months ended June 30, 2010 compared to a $2.7 million provision for loan losses recorded for the three months ended June 30, 2009. The increase in the provision was related primarily to provisions taken in the amount of $1.7 million for two impaired loans comprised of one land and one multi-family loan during the second quarter of 2010. Continued elevated provision levels reflect the deteriorated housing markets, continued high levels of unemployment, the overall challenging economic environment, and the resulting increase in the Company’s non-performing loan balances and loans charged off. In addition, the Company increased the economic general reserve factors on all loan products due to the continued market deterioration. Net charge-offs totaled $2.1 million for the current quarter compared to $8.4 million in the prior year’s quarter. The current quarter’s net charge-offs consisted primarily of fourteen one-to four- family loans and two Green account loan totaling $2.1 million.

Noninterest Income. Noninterest income decreased $144 thousand, or 28.4%, to $364 thousand for the three months ended June 30, 2010 compared to $508 thousand for the same period of the prior year primarily due to decreased performance of the bank owned life insurance investment as a result of current market conditions.

Noninterest Expense. Noninterest expense increased $709 thousand, or 16.8%, to $5.0 million for the three months ended June 30, 2010 compared to $4.2 million for the same period of the prior year. This net increase was primarily the result of a $1.0 million increase in the valuation allowance for other real estate owned, and a $320 thousand increase in loss on sale of other real estate owned assets. Additionally, FDIC expenses decreased $368 thousand and loan servicing and foreclosure expenses decreased $188 thousand.

An additional valuation allowance of $1.0 million was recorded for other real estate owned assets for the three months ended June 30, 2010. This valuation allowance was related to one construction property and based on an updated internal analysis done by management as an appraisal has been ordered for this property but has not been received. All other real estate owned assets are based on fair values based on recent real estate appraisals adjusted for selling costs. A valuation allowance did not exist for other real estate owned during the year ended December, 2009.

For the three months ended June 30, 2010, the Company recorded a $320 thousand loss on sale of other real estate owned assets.

The FDIC expenses decreased $368 thousand to $401 thousand for the three months ended June 30, 2010 from $769 thousand for the three months ended June 30, 2009 primarily due to a special assessment of $405 thousand paid in the second quarter of the prior year.

Loan servicing and foreclosure expenses decreased $188 thousand to $198 thousand for the three months ended June 30, 2010 from $386 thousand for the three months ended June 30, 2009 primarily due to lower expenses incurred during the second quarter.

Income Tax Expense/(Benefit). An income tax benefit of ($713) thousand was recorded for the three months ended June 30, 2010 compared to income tax expense of $197 thousand for the three months ended June 30, 2009. The effective tax rate for the current period was based on projected net income for the year under the guidelines of ASC 740.

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

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered certificates of deposit, however, historically has not issued significant amounts. The Bank had no brokered certificates of deposit at June 30, 2010, and has limited future brokered deposit activity to $20.0 million.

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At June 30, 2010, there were no outstanding approved loan origination commitments. At the same date, unused lines of credit were $52.4 million and outstanding letters of credit totaled $20 thousand. There were no securities scheduled to mature in one year or less at June 30, 2010. Certificates of deposit scheduled to mature in one year or less at June 30, 2010, totaled $329.7 million. Based on the competitive rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at June 30, 2010 to borrow an additional $80.7 million from the Federal Home Loan Bank of San Francisco, $78.6 million at the Federal Reserve Bank as well as $8.0 million from Pacific Coast Bankers Bank as additional funding sources to meet commitments and for liquidity purposes. The Bank has Federal Home Loan Bank advances of $70.0 million maturing within the next 12 months. The Bank intends to replace these advances with deposits and new borrowings from the Federal Home Loan Bank or the Federal Reserve Bank, depending on market conditions.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to be a “well capitalized” institution in accordance with regulatory standards. Total equity of the Bank was $84.8 million at June 30, 2010, or 9.6% of total assets on that date. As of June 30, 2010, the Bank exceeded all capital requirements of the Office of Thrift Supervision and is deemed “well-capitalized.” The Bank’s regulatory capital ratios at June 30, 2010 were as follows: core capital 9.20%; Tier 1 risk-based capital, 12.13%; and total risk-based capital, 13.38%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively. The Bank’s regulatory capital ratios at December 31, 2009 were as follows: core capital 9.18%, Tier I risk-based capital, 12.14% and total risk-based capital, 13.11%. The Bank has committed to maintaining core and risk-based capital ratios of 8.0 and 12.0 percent, respectively, while the Bank is facing adverse market conditions.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. Increases in interest rates would be expected to have a negative impact on the Bank’s operating results. As of March 31, 2010, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 1% decrease in interest rates was a decrease of 40 basis points and would result in a $3.9 million decrease in the NPV of the Bank. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2010, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. The net portfolio value analysis was unable to produce results for the minus 200 and 300 basis point scenario for the quarter ended March 31, 2010.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$109,635	(3,418)	(3)%	11.87%	(18)bp
+ 200 bp	113,918	865	1%	12.23%	18bp
+ 100 bp	114,908	1,855	2%	12.28%	22bp
0 bp	113,053	—	—	12.06%	0bp
- 100 bp	109,195	(3,858)	(3)%	11.66%	(40)bp

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

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2010 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There were no changes to the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2009 except as set forth below.

The Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted on July 21, 2010, provides, among other things, for new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Company and the Bank. Under the new law, the Bank’s primary regulator, the Office of Thrift Supervision, will be eliminated and existing federal thrifts will be subject to regulation and supervision by the Office of Comptroller of the Currency, which currently supervises and regulates all national banks. In addition, beginning in 2011, all financial holding companies, including First PacTrust Bancorp, Inc. will be regulated by the Board of Governors of the Federal Reserve System, including imposing federal capital requirements and may result in additional restrictions on investments and other holding company activities. The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market. The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, new regulations mandated by the law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices and require holding companies to serve as a source of strength for their financial institution subsidiaries. Effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our interest expense. We cannot determine the full impact of the new law on our business and operations at this time. Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act provides for the creation of a consumer protection division at the Board of Governors of the Federal Reserve System that will have broad authority to issue regulations governing the services and products we provide consumers. This additional regulation could increase our compliance costs and otherwise adversely impact our operations. That legislation also contains provisions that, over time, could result in higher regulatory capital requirements and loan loss provisions for First PacTrust Bancorp, Inc. and Pacific Trust Bank and may increase interest expense due to the ability in July 2011 to pay interest on all demand deposits. There have also been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Recent regulatory changes impose limits on our ability to change overdraft fees, which may decrease our non-interest income as compared to more recent prior periods.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending funding practices and liquidity standards. See “How We Are Regulated.”

The Company has a significant deferred tax asset and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At June 30, 2010, we had a net deferred tax asset of $6.5 million. Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset at June 30, 2010 is more likely than not based upon available tax planning strategies and expectations as to future taxable income.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended June 30, 2010 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
04/1/10-04/30/10	—	—	—	0
05/1/10-05/31/10	—	—	—	0
06/1/10-06/30/10	—	—	—	0

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

FIRST PACTRUST BANCORP, INC.

Date: August 16, 2010	/s/ Hans R. Ganz
Hans R. Ganz
President and Chief Executive Officer

Date: August 16, 2010	/s/ Regan Lauer
Regan Lauer
Senior Vice President/ Controller
(Principal Financial and Accounting Officer)