Form 10-Q
period 2010-09-30
FIRST PACTRUST BANCORP INC
filed 2010-10-22
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 22, 2010 the Registrant had 4,243,884 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$37,038	$7,132
Federal funds sold	—	23,580
Interest-bearing deposits	2,870	3,884

Total cash and cash equivalents	39,908	34,596
Securities available-for-sale	71,194	52,304
Federal Home Loan Bank stock, at cost	8,669	9,364
Loans receivable, net of allowance of $17,560 at September 30, 2010 and $13,079 at December 31, 2009	689,079	748,303
Accrued interest receivable	3,647	3,936
Real estate owned, net	7,790	5,680
Premises and equipment, net	4,214	4,294
Bank owned life insurance investment	18,097	17,932
Prepaid FDIC assessment	3,894	5,013
Deferred tax asset	4,828	5,423
Other assets	11,393	7,076

Total assets	$862,713	$893,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$15,599	$14,021
Interest-bearing	669,189	644,411

Total deposits	684,788	658,432
Advances from Federal Home Loan Bank	75,000	135,000
Accrued expenses and other liabilities	4,058	3,004

Total liabilities	763,846	796,436
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference, 5,000,000 shares authorized, 19,300 shares issued and outstanding at September 30, 2010 and December 31, 2009	19,123	19,094
Common stock, $.01 par value per share, 20,000,000 shares authorized; 5,445,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	54	54
Additional paid-in capital	67,870	67,958
Retained earnings	35,587	35,515
Treasury stock, at cost (September 30, 2010 - 1,201,116 shares, December 31, 2009 - 1,200,154 shares)	(25,801)	(25,788)
Unearned employee stock ownership plan shares (September 30, 2010 - 52,900 shares, December 31, 2009 - 84,640 shares)	(634)	(1,015)
Accumulated other comprehensive income	2,668	1,667

Total shareholders’ equity	98,867	97,485

Total liabilities and shareholders’ equity	$862,713	$893,921

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income (Loss)

(In thousands of dollars except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$9,164	$10,212	$26,967	$32,507
Securities	1,410	1,278	4,026	3,093
Dividends and other interest-earning assets	64	25	153	73

Total interest income	10,638	11,515	31,146	35,673
Interest expense
Deposits	1,907	3,036	6,358	10,201
Federal Home Loan Bank advances	592	1,212	2,285	4,033

Total interest expense	2,499	4,248	8,643	14,234

Net interest income	8,139	7,267	22,503	21,439
Provision for loan losses	781	2,709	8,629	12,395

Net interest income after provision for loan losses	7,358	4,558	13,874	9,044
Noninterest income
Customer service fees	336	343	995	1,025
Mortgage loan prepayment penalties	—	11	—	21
Income from bank owned life insurance	57	95	165	283
Other income	61	3	25	16

Total noninterest income	454	452	1,185	1,345
Noninterest expense
Salaries and employee benefits	1,614	1,625	4,778	5,012
Occupancy and equipment	437	494	1,386	1,474
Advertising	67	43	227	138
Professional fees	238	128	547	427
Stationery, supplies, and postage	86	86	266	261
Data processing	289	255	858	751
ATM costs	74	91	224	268
FDIC expense	391	337	1,172	1,231
Loan servicing & foreclosure	150	20	916	575
Operating loss on equity investment	82	87	254	261
Valuation allowance for OREO	386	—	1,414	—
(Gain)/Loss on sale of other real estate owned	(259)	—	61	—
Other general and administrative	291	278	927	841

Total noninterest expense	3,846	3,444	13,030	11,239

Income/(loss) before income tax expense/(benefit)	3,966	1,566	2,029	(850)
Income tax expense/(benefit)	934	71	580	(452)

Net income/(loss)	$3,032	$1,495	$1,449	$(398)

Dividends and discount on preferred stock	$251	$251	$753	$752

Net income/(loss) available to common shareholders	2,781	1,244	696	(1,150)
Basic earnings/(loss) per share	$.66	$.30	$.17	$(.28)

Diluted earnings/(loss) per share	$.66	$.30	$.17	$(.28)

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars) (Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,449	$(398)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Provision for loan losses	8,629	12,395
Net accretion of securities	(1,357)	(1,431)
Depreciation and amortization	283	334
Employee stock ownership plan compensation expense	262	231
Stock option compensation expense	9	39
Stock award compensation expense	18	71
Bank owned life insurance income	(165)	(283)
Operating loss on equity investment	254	261
Impairment of securities	—	15
Write down of OREO	1,414	—
Loss on sale of real estate owned	61	—
Loss on sale of property and equipment	—	2
Deferred income tax (benefit)/expense	595	(1,320)
Interest capitalized on negative amortizing loans	—	(16)
Net change in:
Deferred loan costs	324	181
Accrued interest receivable	347	526
Other assets	5,945	(207)
Accrued interest payable and other liabilities	101	6,059

Net cash provided by operating activities	18,169	16,459
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities and principal repayments of securities available-for-sale	13,219	7,500
Purchases of securities available-for-sale	(29,110)	(37,572)
Redemption of Federal Home Loan Bank stock	695	—
Loan originations and principal collections, net	28,018	(312)
Net decrease in other interest bearing deposits	—	893
Proceeds from sale of real estate owned	9,525	7,550
Additions to premises and equipment	(203)	(156)

Net cash used in investing activities	22,144	(22,097)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	26,356	38,948
Net change in Federal Home Loan Bank open line	—	—
Repayments of Federal Home Loan Bank advances	(60,000)	(45,000)
Proceeds from Federal Home Loan Bank advances	—	20,000
Purchase of treasury stock	(3)	(28)
Issuance costs on preferred stock	—	(13)
Tax loss from RRP shares vesting	(6)	(46)
Dividends paid on preferred stock	(724)	(722)
Dividends paid on common stock	(624)	(1,348)

Net cash provided by financing activities	(35,001)	11,791

Net change in cash and cash equivalents	5,312	6,153

Cash and cash equivalents at beginning of period	34,596	19,237

Cash and cash equivalents at end of period	$39,908	$25,390

Supplemental disclosures of cash flow information
Transfers of loans to other real estate owned	12,728	12,827
Due to broker	—	5,875
Interest paid on deposits and borrowed funds	8,755	14,444
Income taxes paid	2,700	1,100

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Equity

(In thousands of dollars, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2009	$19,068	54	68,155	38,496	(25,736)	(1,523)	209	98,723
Net loss	—	—	—	(999)	—	—	—	(999)
Change in net unrealized gain/(losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	1,458	1,458

Total comprehensive income								459

Forfeiture and retirement of stock	—	—	7	—	(7)	—	—	—
Stock option compensation expense	—	—	46	—	—	—	—	46
ESOP forfeitures used to reduce ESOP contribution			(63)		—			(63)
Stock awards earned	—	—	77	—	—	—	—	77
Additional issuance costs on preferred stock	(13)	—	—	—	—	—	—	(13)
Amortization of preferred stock discount	39	—	—	(39)	—	—	—	—
Purchase of 6,922 shares of treasury stock	—	—	—	—	(45)	—	—	(45)
Employee stock ownership plan shares earned	—	—	(218)	—	—	508	—	290
Tax benefit/(loss) of RRP shares vesting	—	—	(46)	—	—	—	—	(46)
Dividends declared ($.25 per common share)	—	—	—	(979)	—	—	—	(979)
Preferred stock dividends	—	—	—	(964)	—	—	—	(964)

Balance at December 31, 2009	$19,094	$54	$67,958	$35,515	$(25,788)	$(1,015)	$1,667	$97,485

Net income (loss)	—	—	—	1,449	—	—	—	1,449
Change in net unrealized gain/(losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	1,001	1,001

Total comprehensive income								2,450

Forfeiture and retirement of stock	—	—	10	—	(10)	—	—	—
Stock option compensation expense	—	—	9	—	—	—	—	9
ESOP forfeitures used to reduce ESOP contribution			—		—			—
Stock awards earned	—	—	18	—	—	—	—	18
Additional issuance costs on preferred stock	—	—	—	—	—	—	—	—
Amortization of preferred stock discount	29	—	—	(29)	—	—	—	—
Purchase of 362 shares of treasury stock	—	—	—	—	(3)	—	—	(3)
Employee stock ownership plan shares earned	—	—	(119)	—	—	381	—	262
Tax benefit/(loss) of RRP shares vesting	—	—	(6)	—	—	—	—	(6)
Dividends declared ($.15 per common share)	—	—	—	(624)	—	—	—	(624)
Preferred stock dividends	—	—	—	(724)	—	—	—	(724)

Balance at September 30, 2010	$19,123	$54	$67,870	$35,587	$(25,801)	$(634)	$2,668	$98,867

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Amounts in thousands of dollars, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) and its wholly owned subsidiary Pacific Trust Bank (the Bank) as of September 30, 2010 and December 31, 2009 and for the three and nine month periods ended September 30, 2010 and September 30, 2009. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Accounting for Uncertainty in Income Taxes (“ASC 740”): A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company has approximately $109 thousand of total gross unrecognized tax benefits at September 30, 2010, which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2006 and for all state income taxes through 2005. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at September 30, 2010.

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

Impaired Loans: A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are also measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at the fair value of collateral if repayment is expected solely from the collateral.

Other Real Estate Owned (“OREO”): Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

New Accounting Pronouncements: The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The disclosures required at period-ends will be effective for the Company for interim and annual reporting periods ending on or after December 15, 2010 while disclosures for activity that occurs during a period will be effective for the Company for interim and annual periods ending on or after December 15, 2011. The FASB issued ASC Update No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies, which is effective upon issuance. Management believes adoption of this ASC update will not materially impact the financial statements of the Company.

NOTE 3 – EMPLOYEE STOCK COMPENSATION

Stock Options

A Stock Option Plan (“SOP”) provides for the issuance of options to directors, officers, and employees. The Company adopted the SOP in April of 2003 under the terms of which up to 529,000 shares of the Company’s common stock may be awarded. The options become exercisable in equal installments over a five-year period beginning on their one year anniversary after the date of grant. The options expire ten years from the date of grant. As of September 30, 2010, the Company had 473,596 exercisable options outstanding. There were no options granted during the three or nine months ended September 30, 2010. There were no shares forfeited during the three or nine months ended September 30, 2010.

The Black-Scholes option pricing valuation model was used in estimating the fair value of options that have no vesting restrictions. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The following table represents stock option activity during the three months ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period July 1, 2010	482,396	$18.32
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period	482,396	$18.32	3.01	$—

Options exercisable at end of period September 30, 2010	473,596	$18.32	2.93	$—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. ASC 718 and 505 require the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5% for senior management and the board of directors and 45% for all other employees. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. The Company recorded stock compensation expense of $9 thousand and $39 thousand as salary and employee benefits expense during the nine months ended September 30, 2010 and September 30, 2009 respectively. As of September 30, 2010, there was a total of $16 thousand of total unrecognized compensation costs related to 8,800 nonvested options in the plan.

Options outstanding at September 30, 2010 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$17 - $22	458,396	2.92	17.88	450,596	17.89
$25 - $29	24,000	4.68	26.88	23,000	26.81

Outstanding at quarter end	482,396			473,596

Recognition and Retention Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Pursuant to its 2003 stock-based incentive plan, the Company granted 220,600 shares of RRP awards since the inception of the plan. There were no shares granted during the nine months ended September 30, 2010. A total of 600 shares were forfeited during the nine months ended September 30, 2010. Compensation expense for RRP awards totaled approximately $18 thousand for the nine months ended September 30, 2010 and $71 thousand for the nine months ended September 30, 2009. As of September 30, 2010, there was a total of $48 thousand unrecognized compensation cost related to 2,780 nonvested RRP awards granted under the plan.

As described in Note 15 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the plan allows for the issuance of RRP awards that may not be sold or otherwise transferred until the restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the vesting period (generally five years). The share-based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total numbers of shares that were anticipated to fully vest and then amortized over the vesting period. ASC 718 and 505 require the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 6%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

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

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Basic
Net income/(loss)	$3,032	$1,495	$1,449	$(398)
Less: Dividends on preferred stock	(241)	(241)	(724)	(722)
Less Imputed dividends	(10)	(10)	(29)	(30)

Net income/(loss) available to common shareholders	$2,781	$1,244	$696	$(1,150)

Weighted average common shares outstanding	4,202,533	4,162,914	4,191,836	4,152,727

Basic earnings/(loss) per share	$.66	$.30	$.17	$(.28)

Diluted
Net income/(loss) available to common shareholders	$2,781	$1,244	$696	$(1,150)

Weighted average common shares outstanding for basic earnings per common share	4,202,533	4,162,914	4,191,836	4,152,727
Add: Dilutive effects of stock options	—	—	—	—
Add: Dilutive effects of stock awards	—	—	—	—
Add: Dilutive effects of assumed exercised common stock warrants	—	—	—	—

Average shares and dilutive potential common shares	4,202,533	4,162,914	4,191,836	4,152,727

Diluted earnings/(loss) per common share	$.66	$.30	$.17	$(.28)

All outstanding options and stock awards were not considered in computing diluted earnings per common share for the period ending September 30, 2010 and September 30, 2009, respectively, because they were anti-dilutive. They were anti-dilutive since the exercise prices were greater than the average market price of the common stock.

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

Investment Securities Available for Sale. The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of the Company’s Level 3 securities are by the Company and an independent third-party provider using a discounted cash flow methodology. The methodology uses discount rates that are based upon observed market yields for similar securities. Prepayment speeds are estimated based upon the prepayment history of each bond and a detailed analysis of the underlying collateral. Gross weighted average coupon, geographic concentrations, loan to value, FICO and seasoning are among the different loan attributes that are factored into our prepayment curve. Default rates and severity are estimated based upon geography of the collateral, delinquency, modifications, loan to value ratios, FICO scores, and past performance.

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

Real Estate Owned Assets. Real estate owned assets “OREO” are recorded at the lower of cost or fair value less estimated costs to sell at the time of foreclosure. The fair value of real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring and Non-Recurring Basis

Available for sale securities are measured at fair value on a recurring basis, impaired loans and real estate owned are measured at fair value on a non-recurring basis.

	Carrying Value	Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
U.S. government sponsored entities and agency securities (recurring)	$5,092	$—	$5,092	$—
Private label residential mortgage-backed securities (recurring)	$66,099	$—	$—	$66,099
Federal National Mortgage Association securities (recurring)	$3	$—	$3	$—
Impaired loans (non-recurring)	$43,169	$—	$—	$43,169
Real estate owned assets (non-recurring)	$7,790	$—	$—	$7,790

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30, 2010 and December 31, 2009:

Investment Securities Available-for-sale
Balance of recurring Level 3 assets at January 1, 2010	$47,131
Total gains or losses (realized/unrealized):	$—
Included in earnings—realized	$—
Included in earnings—unrealized	$—
Included in other comprehensive income	$1,698
Purchases	$29,086
Sales, issuances and settlements	$(11,816)
Net transfers in and/or out of Level 3	$—
Balance of recurring Level 3 assets at September 30, 2010	$66,099

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $43.2 million, net of a valuation allowance of $7.1 million at September 30, 2010, and prior charge-offs in the amount of $6.8 million. During the nine month period ended September 30, 2010, a provision of $3.1 million was made for these loans, net of charge-offs previously provided. At December 31, 2009, impaired loans had a carrying amount of $44.4 million, net of a valuation allowance of $6.5 million and prior charge-offs in the amount of $14.1 million. During the year ended December 31, 2009, a provision of $8.9 million was made for those loans.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $7.8 million, which is made up of the outstanding balance of $9.9 million, net of a valuation allowance of $2.1 million at September 30, 2010. Of the $2.1 million valuation allowance, $1.7 million is related to the Bank’s sole participation construction property and is based on an internal analysis done by management. The Company is a partial owner in this property and was not the lead lender on the original loan related to this construction property. The Company requested that an appraisal be ordered on this property immediately upon foreclosure; however, a valid appraisal still has not been received. During the second quarter ended June 30, 2010, the Company updated the internal valuation analysis, in lieu of receipt of a valid appraisal, which resulted in an additional $1.0 million valuation allowance. This valuation allowance will be updated as needed upon receipt of the appraisal. As of September 30, 2010, this asset has been written down to 36% of the original balance.

	Carrying Value	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
U.S. government sponsored entities and agency securities (recurring)	$5,168	$—	$5,168	$—
Private label residential mortgage-backed securities (recurring)	$47,131	$—	$—	$47,131
Federal National Mortgage Association securities (recurring)	$4	$—	$4	$—
Government National Mortgage Association securities (recurring)	$1	$—	$1	$—
Impaired loans (non-recurring)	$44,364	$—	$—	$44,364
Real estate owned assets (non-recurring)	$5,680	$—	$—	$5,680

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2009:

Investment Securities Available-for-sale
Balance of recurring Level 3 assets at January 1, 2009	$—
Total gains or losses (realized/unrealized):	$—
Included in earnings—realized	$—
Included in earnings—unrealized	$—
Included in other comprehensive income	$2,806
Purchases	$40,607
Sales, issuances and settlements	$3,718
Net Transfers in and/or out of Level 3	$—
Balance of recurring Level 3 assets at December 31, 2009	$47,131

In accordance with ASC 825-10, the carrying amounts and estimated fair values of financial instruments, at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$39,908	$39,908	$34,596	$34,596
Securities available-for-sale	71,194	71,194	52,304	52,304
FHLB stock	8,669	N/A	9,364	N/A
Loans receivable, net	689,079	700,849	748,303	755,711
Real estate owned, net	7,790	7,790	5,680	5,680
Accrued interest receivable	3,647	3,647	3,936	3,936
Financial liabilities
Deposits	$684,788	$687,390	$658,432	$660,963
Advances from the FHLB	75,000	76,449	135,000	137,578
Accrued interest payable	255	255	367	367

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

NOTE 6 – INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale portfolio at September 30, 2010 and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2010
Available-for sale
U.S. government-sponsored entities and agencies	$5,063	$29	$—	$5,092
Private label residential mortgage-backed securities	61,594	4,816	(311)	66,099
Federal National Mortgage Association	3	—	—	3
Government National Mortgage Association	—	—	—	—

Total securities available for sale	$66,660	$4,845	$(311)	$71,194

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

The following table summarizes the investment securities with unrealized losses at September 30, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. government-sponsored entities and agencies	$—	$—	$—	$—	$—	$—
Private label residential mortgage-backed securities	15,453	(311)	—	—	15,453	(311)

Total available-for-sale	$15,453	$(311)	$—	$—	$15,453	$(311)

There were no sales or calls of securities during the nine months ended September 30, 2010 and 2009.

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

As of September 30, 2010, the Company’s security portfolio consisted of twenty eight securities, seven of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s private label residential mortgage-backed and other securities, as discussed below.

The Company’s mortgage-backed securities that are in a loss position had a market value of $15.5 million with unrealized losses of approximately $311 thousand at September 30, 2010. These non-agency mortgage-backed securities were rated above investment grade at the time of purchase and are not within the scope of ASC 325. The Company monitors to ensure it has adequate credit support and as of September 30, 2010, the Company believes there is no OTTI and does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

NOTE 7 – LOANS

Loans receivable consists of the following:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Real Estate
One- to four-family	$369,956	52.50%	$425,125	56.00%
Commercial and multi-family	83,589	11.86	84,870	11.18
Consumer
Real estate secured-first trust deeds (Green acct)*	211,148	29.96	208,945	27.53
Real estate secured-second trust deeds (Green acct)*	8,714	1.24	8,661	1.14
Other real estate and land secured (Green acct)*	19,720	2.80	19,582	2.58

Green account subtotal	239,582	34.00	237,188	31.25
Other consumer	11,018	1.56	11,370	1.50
Commercial	556	0.08	567	0.07

Total loans	704,701	100.00%	759,120	100.00%

Net deferred loan origination costs	1,938		2,262

Allowance for loan losses	(17,560)		(13,079)

Total loans receivable, net	$689,079		$748,303

*	The Company’s “Green Account” is a first mortgage line of credit with an associated “clearing account” that allows all types of deposits and withdrawals to be performed, including direct deposit, check, debit card, ATM, ACH debits and credits, and internet banking and bill payment transactions. At 9/30/10, the above totals included $239.6 million of the Company’s Green account loans, of which $211.2 million was secured by one-to four- family properties which are first trust deeds, $12.8 million was secured by commercial properties, $8.7 million was secured by second trust deed line of credit, $4.0 million was secured by land and $2.9 million was secured by multi-family properties. At 12/31/09, these totals included $237.2 million of the Company’s Green account loans, of which $208.9 million was secured by one-to four- family properties, $14.3 million was secured by commercial properties, $8.7 million was secured by second trust deed line of credit, $2.8 million was secured by multi-family properties and $2.5 million was secured by land. As of September 30, 2010, unfunded commitments related to the Company’s Green account loans totaled $34.9 million. The Company continuously monitors payment history and on a semi-annual basis reevaluates the underlying collateral using a third party service provider. Based on the results of this review, and other factors, the Company may elect to reduce or eliminate the available line of credit as deemed necessary.

At September 30, 2010, the Company had a total of $198.5 million in interest-only mortgage loans and $32.3 million in loans with the potential for negative amortization. At December 31, 2009, the Company had a total of $269.1 million in interest-only mortgage loans and $33.8 million in loans with the potential for negative amortization. The Company no longer originates loans with the potential for negative amortization. The Company continues to originate interest-only loans and growth in those loans is primarily attributable to growth in the Company’s Green account loan product which, by its nature, is an interest-only product. Negatively amortizing and interest-only loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization which could result in a larger amount outstanding. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards.

Activity in the allowance for loan losses is summarized as follows:

	Nine Months Ended September 30, 2010	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Balance, beginning of period	$13,079	$13,079	$18,286
Provision for loan losses	8,629	7,848	17,296
Total loans charged off	(4,253)	(3,264)	(22,505)
Total recoveries	105	34	2

Balance, end of period	$17,560	$17,697	$13,079

Charge-offs totaling $4.3 million for the nine months ending September 30, 2010 were attributed to numerous one- to four-family loans and four green account loans that were written down to current estimated fair values of the underlying collateral less estimated costs to sell. During the third quarter ended September 30, 2010, non-performing loans totaling $4.0 million were paid in full resulting in the recapture of $0.3 million in previously allocated reserves.

Impaired Loans. The following table sets forth the amount of impaired loans for which there is a related allowance for credit losses determined in accordance with ASC 310-10 and the amount of that allowance and the amount of impaired loans for which there is no allowance for credit losses, at September 30, 2010, June 30, 2010 and December 31, 2009.

	September 30, 2010			June 30, 2010			December 30, 2009
	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans	Loans	Reserves for Loan Losses	% of Reserves to Loans
Impaired Loans
Impaired loans with reserves	$32,697	$7,108	21.74%	$31,811	$7,313	22.99%	$38,137	$6,488	17.01%
Impaired loans without reserves	17,580	—	—	21,756	—	—	12,715	—	—

Total impaired loans	50,277	7,108	14.14%	53,567	7,313	13.65%	$50,852	$6,488	12.76%

Delinquent Loans. The following table sets forth, in thousands of dollars, our loan delinquencies by type, number, and amount at September 30, 2010, and December 31, 2009. The $10.4 million one- to four- family 60-89 day delinquent loan total is comprised primarily of four loans with principal balances in excess of $1.0 million in which the Company has specific reserves established of $0.4 million.

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		Greater than 90 days
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
September 30, 2010
One- to four-family	10	$10,411	19	$9,993	29	$20,404
Commercial and multi-family real estate	—	—	1	1,392	1	1,392
Home equity	2	141	—	—	2	141
Real estate secured-first trust deeds (Green acct)	—	—	5	3,394	5	3,394
Real estate secured-second trust deeds (Green acct)	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Land	—	—	4	10,509	4	10,509
Consumer	2	11	2	6	4	17

	14	$10,563	31	$25,294	45	$35,857

Delinquent loans to total gross loans		1.50%		3.59%		5.09%

	Loans Delinquent For:				Total Loans Delinquent 60 days or more
	60-89 Days		Greater than 90 days
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
December 31, 2009
One- to four-family	9	$11,570	24	$18,647	33	$30,217
Commercial and multi-family real estate	—	—	7	5,107	7	5,107
Home equity	2	77	—	—	2	77
Real estate secured-first trust deeds (Green acct)	1	2,498	3	3,536	4	6,034
Real estate secured-second trust deeds (Green acct)	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Land	—	—	1	1,400	1	1,400
Consumer	4	13	3	9	7	22

	16	$14,158	38	$28,699	54	$42,857

Delinquent loans to total gross loans		1.87%		3.78%		5.65%

Non-performing Assets. The table below, in thousands of dollars, sets forth the amounts and categories of non-performing assets and includes those loans on nonaccrual status, loans that have been restructured resulting in a troubled debt classification and impaired loans. The Company ceases accruing interest, and therefore classifies as nonaccrual, any loan as to which principal or interest has been in default for a period of greater than 90 days, or if repayment in full of interest or principal is not expected. Of the non-performing loan balance, thirty two loans totaling $17.1 million, net of loan loss reserve of $3.4 million, were current as of September 30, 2010 but were still considered impaired.

	September 31, 2010	June 30, 2010	December 31, 2009
Non-performing loans:
One- to four-family	$12,143	$13,592	$20,773
Commercial and multi-family real estate	3,369	2,013	2,017
Home equity	—	—	—
Real estate secured-first trust deeds (Green acct)	3,394	7,126	4,368
Real estate secured-second trust deeds (Green acct)	—	47	—
Construction	—	—	—
Commercial	—	—	—
Land	6,462	6,563	1,400
Consumer	6	—	20

Total non-performing loans	$25,374	$29,341	$28,578
Troubled debt restructured loans:
One- to four-family	$7,955	$7,955	$7,497
Commercial and Multi-family real estate	8,502	8,502	8,502
Home equity	108	108	—
Real estate secured-first trust deeds (Green acct)	2,355	1,808	320
Real estate secured-second trust deeds (Green acct)	—	—	—
Construction	—	—	—
Commercial	39	3	—
Land	5,948	5,847	5,847
Consumer	3	3	108

Total troubled debt restructured loans	$24,910	$24,226	$22,274

Total non-performing and troubled debt restructured loans	$50,284	$53,567	$50,852

Real estate owned, net of a valuation allowance of $2.1 million at September 30, 2010 and $700 thousand at December 31, 2009	7,790	8,342	5,680
Total non-performing assets	$58,074	$61,909	$56,532

Non-performing loans to total loans	7.14%	7.40%	6.70%
Non-performing assets to total assets	6.73%	7.02%	6.32%

Total non-performing loans decreased $600 thousand to $50.3 million at September 30, 2010 compared to $50.9 million at December 31, 2009. Loan loss reserves totaling $7.1 million and $6.5 million have been established for these loans at September 30, 2010 and December 31, 2009, respectively. The Company utilizes estimated current fair values when assessing loan loss provisions for non-performing collateral dependent loans. Troubled debt restructured loans, net of loan loss reserves of $4.5 million totaled $20.4 million at September 30, 2010 and are included in the nonperforming total assets above. These loans were modified in a way that required guideline exceptions beyond the Company’s normal scope. Once the borrowers perform pursuant to the modified terms for six consecutive months, the loans will be placed back on accrual status. Income is recognized when received during the six month nonaccrual period. Of the $20.4 million total troubled debt restructured loans at September 30, 2010, $15.4 million are performing in accordance with the terms of the restructuring and $1.8 million have made at least six consecutive payments under the modified terms and have been placed back on accrual status.

NOTE 8 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end:

	Contract Amount
	September 30, 2010		December 31, 2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$—	$1,036	$—	$—
Unused lines of credit	6,211	43,149	5,257	48,644
Standby letters of credit	10	10	10	10

Commitments to make loans are generally made for periods of 30 days or less.

Financial instruments that potentially subject the Bank to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, and loans. At September 30, 2010 and December 31, 2009, the Bank had deposit accounts with balances totaling approximately $2.9 million and $3.9 million, respectively, in other financial institutions.

NOTE 9 – PREFERRED STOCK

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

NOTE 10 – INCOME TAXES

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. During the second quarter of 2010, the Company reviewed its analysis of whether a valuation allowance should be recorded against its deferred tax assets. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset at September 30, 2010 is more likely than not based upon available tax planning strategies and expectations as to future taxable income. At September 30, 2010, the Company had a net deferred tax asset of $4.8 million.

NOTE 11 – SUBSEQUENT EVENTS

As previously reported by the Company, on July 27, 2010, the Company entered into subscription agreements to sell $60.0 million of common stock to a group of institutional and accredited investors through a private placement. Completion of the sale is subject to approval by the stockholders of the Company and is expected to close in the fourth quarter of 2010.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company), at September 30, 2010, to its financial condition at December 31, 2009, and the results of operations for the three months and nine months ended September 30, 2010 to the same periods in 2009. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Assets. The Company’s total assets decreased by $31.2 million, or 3.5%, to $862.7 million at September 30, 2010 from $893.9 million at December 31, 2009 primarily as a result of a decline in the loans receivable balance of $59.2 million. The decrease in total assets was partially reduced by an increase in the balance of the available-for-sale securities portfolio in the amount of $18.9 million, an increase in total cash and cash equivalents of $5.3 million, and an increase in OREO of $2.1 million.

Loans. Loans receivable, net of valuation allowances, decreased by $59.2 million, or 7.9%, to $689.1 million at September 30, 2010 from $748.3 million at December 31, 2009. This decrease was the result of net loan principal repayments, charge-offs and foreclosures exceeding loan production during the nine months ended September 30, 2010. For the nine month period ended September 30, 2010 loan originations and advances on the Company’s Green account loans totaled $59.0 million compared to $68.7 million for the nine month period ended September 30, 2009. The loan production was primarily attributable to growth in the Company’s Green account loan product. Loan demand in general was down due to current economic circumstances and the slowdown of sales of higher-end properties which is the market focus of the Company.

Investments. Securities classified as available-for-sale of $71.2 million at September 30, 2010 increased $18.9 million from December 31, 2009 due to the purchase of $29.1 million of private label mortgage-backed securities during the period.

Cash and cash equivalents. Cash and cash equivalents increased $5.3 million, or 15.4%, to $39.9 million at September 30, 2010 from $34.6 million at December 31, 2009 primarily due to increased deposit activity and the reduction of loan origination activity.

Allowance for Loan Losses. The allowance for loan losses at September 30, 2010 was $17.6 million, which represented 2.5% of the loans outstanding at September 30, 2010, as compared to $13.1 million, or 1.7%, of the loans outstanding at December 31, 2009. Of these allowances, $7.1 million are allocated to non-performing loans and loans subject to troubled debt restructurings with $10.5 million serving as a general reserve for probable loan loss. The increase in the percentage of allowance to loans outstanding was due to increased general reserves and reserves on problem loans during the nine month period ended September 30, 2010.

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

Management assesses the allowance for loan losses monthly. While management uses available information to recognize losses on loans; future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2010 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. See further discussion in subsection entitled “Comparison of Operating Results-Provision for Loan Losses.”

Real estate owned assets. At September 30, 2010, OREO acquired in settlement of loans totaled $7.8 million, net of a valuation allowance of $2.1 million, compared to $8.3 million at June 30, 2010 and $5.7 million at December 31, 2009 based on the fair value of the collateral less estimated costs to sell, and consisted of one participation construction property carried at 36% of the original loan balance and five one- to four- family properties. Each of the one- to four- family properties are carried at 90% of the most recent appraised value.

Deposits. Total deposits increased by $26.4 million, or 4.0%, to $684.8 million at September 30, 2010 from $658.4 million at December 31, 2009. Certificates of deposit increased $11.4 million or 2.9% to $408.6 million, money market accounts increased $7.1 million or 8.7% to $88.9 million, savings accounts increased $4.7 million or 3.9% to $126.2 million and checking accounts increased $1.6 million or 3.6% to $45.5 million due to competitive rates offered by the Bank, sales initiatives and ongoing benefits resulting from dislocations in the market.

FHLB Advances. During the period the Company had $60.0 million of long term advances mature resulting in a 44.4% decrease to $75.0 million at September 30, 2010 from $135.0 million at December 31, 2009. The remaining advances bear an average rate of 3.02% of which $55.0 million will mature at various points throughout 2011.

Equity. Equity increased $1.4 million, or 1.4% to $98.9 million at September 30, 2010 from $97.5 million at December 31, 2009. The net increase was primarily due to the total net operating income of $1.4 million, increased unrealized net gains in securities of $1.0 million and ESOP shares earned of $262 thousand. Equity was reduced by the payment of preferred stock dividends in the amount of $724 thousand and the payment of common stock dividends in the amount of $624 thousand.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General. Net income for the three months ended September 30, 2010 was $3.0 million, reflecting a $1.5 million increase over the same period of the prior year. The increase resulted from the fluctuations described below.

Interest Income. Interest income decreased by $877 thousand, or 7.6%, to $10.6 million for the three months ended September 30, 2010, from $11.5 million for the three months ended September 30, 2009 as described below.

Interest income on loans decreased $1.0 million, or 10.3% to $9.2 million for the three months ended September 30, 2010 from $10.2 million for the three months ended September 30, 2009. The primary factor for the decrease was a $77.8 million decrease in the average balance of loans receivable from $774.7 million for the three months ended September 30, 2009 to $696.8 million for the three months ended September 30, 2010. This was due to principal repayments, loan charge-offs, and foreclosures exceeding loan production. A $3.0 million increase in the average balance of non-accrual loans on which the Company ceased to accrue interest during the three month period ending September 30, 2010, also contributed to a decline in loan interest income. For the quarter ended September 30, 2010, loans totaling $6.3 million which had been previously listed as non-accrual were either paid off or brought back to accrual status, resulting in the realization of interest income totaling $385 thousand. The realization of this added interest income had the effect of increasing the Average Yield on Loans Receivable from 5.03% to 5.26%, while also increasing the average yield on interest earning assets from 5.19% to 5.40% all for the period ending September 30, 2010.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread for the three months September 30, 2010 and September 30, 2009 and the three months ended June 30, 2010 and June 30, 2009. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$696,844	9,164	5.26%	$774,675	10,212	5.27%
Securities(2)	67,183	1,410	8.39%	44,937	1,278	11.38%
Other interest-earning assets(3)	24,443	64	1.05%	22,034	25	0.45%

Total interest-earning assets	788,470	10,638	5.40%	841,646	11,515	5.48%

Non-interest earning assets(4)	80,564			50,718

Total assets	$869,034			$892,364

INTEREST-BEARING LIABILITIES
NOW	$57,840	24	0.17%	$54,399	52	0.38%
Money market	88,925	138	0.62%	72,944	197	1.08%
Savings	127,782	186	0.58%	126,483	382	1.21%
Certificates of deposit	409,440	1,559	1.52%	380,184	2,405	2.53%
FHLB advances	81,250	592	2.91%	154,050	1,212	3.15%

Total interest-bearing liabilities	765,237	2,499	1.32%	788,060	4,248	2.16%

Non-interest-bearing liabilities	5,950			7,803
Total liabilities	771,187			795,863
Equity	97,847			96,501

Total liabilities and equity	$869,034			$892,364

Net interest/spread		$8,139	4.08%		$7,267	3.32%

Margin(5)			4.13%			3.45%
Ratio of interest-earning assets to interest-bearing liabilities	103.04%			106.80%

(1)	Calculated net of deferred fees and loss reserves.
(2)	Calculated based on amortized cost.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Includes BOLI investment of $18.1 million.
(5)	Net interest income divided by interest-earning assets.

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$719,032	8,638	4.81%	$788,861	10,964	5.56%
Securities(2)	66,641	1,287	7.72%	41,829	1,098	10.50%
Other interest-earning assets(3)	43,514	65	0.60%	16,215	32	0.79%

Total interest-earning assets	829,187	9,990	4.80%	846,905	12,094	5.72%

Non-interest earning assets(4)	64,903			51,069

Total assets	$894,090			$897,974

INTEREST-BEARING LIABILITIES
NOW	$57,403	31	0.22%	$54,679	54	0.40%
Money market	86,638	171	0.79%	73,151	212	1.16%
Savings	125,922	245	0.78%	115,102	400	1.39%
Certificates of deposit	415,776	1,713	1.65%	385,601	2,778	2.88%
FHLB advances	105,000	805	3.07%	167,449	1,372	3.28%

Total interest-bearing liabilities	790,739	2,965	1.48%	795,982	4,816	2.44%

Non-interest-bearing liabilities	5,183			5,901
Total liabilities	795,922			801,883
Equity	98,168			96,091

Total liabilities and equity	$894,090			$897,974

Net interest/spread		$7,025	3.32%		$7,278	3.28%

Margin(5)			3.39%			3.44%
Ratio of interest-earning assets to interest-bearing liabilities	104.86%			106.40%

(1)	Calculated net of deferred fees and loss reserves.
(2)	Calculated based on amortized cost.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Includes BOLI investment of $18.0 million.
(5)	Net interest income divided by interest-earning assets.

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

	Three Months Ended September 30, 2010 compared to September 30, 2009
	Total Change	Change Due To Volume	Change Due To Rate
	(In thousands)
Income from interest earning assets:
Loans, gross	$(1,048)	$(4,094)	$3,046
Securities	132	2,097	(1,965)
Interest-bearing deposits in other financial institutions	39	10	29

Total interest income from interest earning assets	(877)	(1,987)	1,110

Expense on interest –bearing liabilities:
Now	$(28)	$12	$(40)
Savings	(196)	16	(212)
Money market	(59)	148	(207)
Certificate of Deposit	(846)	693	(1,539)
FHLB Advances	(620)	(2,145)	(1,525

Total interest expense on interest-bearing liabilities	(1,749)	(1,276)	(473)

Net interest income	$872	$(711)	$1,583

Interest income on securities increased $132 thousand to $1.4 million for the three months ended September 30, 2010 from $1.3 million for the three months ended September 30, 2009. This increase was due to the purchase of private label mortgage-backed securities during the three month period ending September 30, 2010 totaling $6.3 million.

Interest Expense. Interest expense decreased $1.7 million or 41.2%, to $2.5 million for the three months ended September 30, 2010 from $4.3 million for the three months ended September 30, 2009. Interest expense on deposits decreased $1.1 million, or 37.2%, to $1.9 million for the three months ended September 30, 2010 from $3.0 million for the three months ended September 30, 2009. Although the average balance of deposits increased $50.0 million from $634.0 million for the three months ended September 30, 2009 to $684.0 million for the three months ended September 30, 2010, the Company’s cost of deposit decreased 80 basis points to 1.12% from 1.92% from the prior period. This decline in the Company’s cost of funds reflects the overall decrease in short term market interest rates as a result of the continued stress in the credit markets.

Interest expense on Federal Home Loan Bank advances decreased $620 thousand, or 51.2% to $592 thousand for the period ended September 30, 2010 from $1.2 million for the three months ended September 30, 2009. This decrease was due to a reduction in the average balance of advances, as well as a reduction in the average rate paid. The average balance of the Federal Home Loan Bank advances decreased $72.8 million from $154.1 million for the three months ended September 30, 2009 to $81.3 million for the three months ended September 30, 2010 due to the maturity of Federal Home Loan Bank advances during the period. Rates paid on advances also decreased by an average of 23 basis points due to the maturity of higher rate advances.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses increased $872 thousand, or 12.0%, to $8.1 million for the three months ended September 30, 2010 from $7.3 million for the three months ended September 30, 2009. Due to the substantial decline in the Company’s cost of funds as a result of the decrease in short term market interest rates, the Company’s margins have increased over the prior period with the net interest spread increasing 76 basis points to 4.08%, and the net interest margin increasing 68 basis points to 4.13%.

Provision for Loan Losses. Management assesses the allowance for loan losses on a monthly basis. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral adjusted for estimated selling costs, bank regulatory guidelines, declining property values and prevailing economic conditions. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for current economic conditions and other qualitative factors, combined with a current loan to value analysis to analyze the associated risks in the current loan portfolio. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2010 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, approximately 95% of the Company’s loans are to individuals and businesses in southern California. California, in general, and more specifically, San Diego and Riverside Counties, have been among the most distressed real estate markets in the country. A provision for loan losses of $781 thousand was recorded for the three months ended September 30, 2010 compared to a $2.7 million provision for loan losses recorded for the three months ended September 30, 2009. The decrease in the provision was related primarily to the reduction of the non-performing loans and decreased loan balances at September 30, 2010. Non-performing loans decreased $3.3 million and totaled $50.3 million as of September 30, 2010, compared to $53.6 million at June 30, 2010 and $50.9 million at December 31, 2009. Net charge-offs totaled $917 thousand for the current quarter compared to $6.1 million in the prior year’s quarter.

Noninterest Income. Noninterest income slightly increased to $454 thousand for the three months ended September 30, 2010 compared to $452 thousand for the same period of the prior year.

Noninterest Expense. Noninterest expense increased $402 thousand, or 11.7%, to $3.8 million for the three months ended September 30, 2010 compared to $3.4 million for the same period of the prior year. This increase was primarily the result of a $386 thousand increase in the valuation allowance for other OREO, a $130 thousand increase in loan servicing and foreclosure expenses and a $110 thousand increase in professional fees. Additionally, noninterest expense was reduced by a gain on sale of other real estate owned asset totaling $259 thousand and a $57 thousand decrease in occupancy and equipment expenses.

An additional valuation allowance of $386 thousand was recorded for OREO for the three months ended September 30, 2010. OREO is recorded at the lower of cost or fair value less estimated costs to sell at the time of foreclosure, however, one property is based on an updated internal analysis done by management as an appraisal has been ordered for this property but has not been received.

Loan servicing and foreclosure expenses increased $130 thousand to $150 thousand for the three months ended September 30, 2010 from $20 thousand for the three months ended September 30, 2009 primarily due to an increase in OREO activity.

Total professional fees increased $110 thousand for the three months ended September 30, 2010 from $128 thousand for the same period in 2009 due to increased consulting fees related to the hiring of a consultant to assist with the planned private placement.

For the three months ended September 30, 2010, the Company recorded a $259 thousand gain on the sale of three properties.

The occupancy and equipment expenses decreased $57 thousand to $437 thousand for the three months ended September 30, 2010 from $494 thousand for the three months ended September 30, 2009 primarily due to decreased equipment maintenance expenses for the period ending September 30, 2010.

Income Tax Expense/(Benefit). An income tax expense of $934 thousand was recorded for the three months ended September 30, 2010 compared to income tax expense of $71 thousand for the three months ended September 30, 2009. The effective tax rate for the current period was based on projected net income for the year under the guidelines of ASC 740.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

General. Net income for the nine months ended September 30, 2010 was $1.4 million, reflecting a $1.8 million increase in net income over the same period of the prior year. The increase resulted from the fluctuations described below.

Interest Income. Interest income decreased by $4.5 million, or 12.7%, to $31.1 million for the nine months ended September 30, 2010, from $35.7 million for the nine months ended September 30, 2009 as described below.

Interest income on loans decreased $5.5 million, or 17.0% to $27.0 million for the nine months ended September 30, 2010 from $32.5 million for the nine months ended September 30, 2009. The primary factor for the decrease was a $69.4 million decrease in the average balance of loans receivable from $787.0 million for the nine months ended September 30, 2009 to $717.6 million for the nine months ended September 30, 2010. This was due to principal repayments, loan charge-offs, and foreclosures exceeding loan production. The decrease in interest income on loans receivable was further impacted by a 50 basis point reduction in the average yield on loans receivable to 5.0% due to a general decline in market interest rates from the prior period. A $4.6 million increase in the average balance of non-accrual loans on which the Company ceased to accrue interest during the nine month period ending September 30, 2010, also contributed to a decline in loan interest income.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread for the nine months ended September 30, 2010 and September 30, 2009 and six months ended June 30, 2010 and June 30 2009. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$717,574	26,967	5.01%	$786,954	32,507	5.51%
Securities(2)	62,336	4,026	8.61%	37,959	3,093	10.86%
Other interest-earning assets(3)	33,240	153	0.61%	20,940	73	0.46%

Total interest-earning assets	813,150	31,146	5.11%	845,853	35,673	5.63%

Non-interest earning assets(4)	70,645			48,705

Total assets	$883,795			$894,558

INTEREST-BEARING LIABILITIES
NOW	$56,910	87	0.20%	$54,504	160	0.39%
Money market	86,837	482	0.74%	76,159	634	1.11%
Savings	125,057	673	0.72%	114,572	1,141	1.33%
Certificates of deposit	409,639	5,116	1.67%	381,715	8,266	2.89%
FHLB advances	101,500	2,285	3.00%	163,549	4,033	3.29%

Total interest-bearing liabilities	779,943	8,643	1.48%	790,499	14,234	2.40%

Non-interest-bearing liabilities	5,688			6,751
Total liabilities	785,631			797,250
Equity	98,164			97,308

Total liabilities and equity	$883,795			$894,558

Net interest/spread		$22,503	3.63%		$21,439	3.23%

Margin(5)			3.69%			3.38%
Ratio of interest-earning assets to interest-bearing liabilities	104.26%			107.00%

(1)	Calculated net of deferred fees and loss reserves.
(2)	Calculated based on amortized cost.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Includes BOLI investment of $18.1 million.
(5)	Net interest income divided by interest-earning assets.

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$728,017	17,803	4.89%	$793,199	22,295	5.62%
Securities(2)	60,021	2,616	8.72%	34,794	1,815	10.43%
Other interest-earning assets(3)	39,506	89	0.45%	19,725	48	0.49%

Total interest-earning assets	827,544	20,508	4.96%	847,718	24,158	5.70%

Non-interest earning assets(4)	64,356			47,962

Total assets	$891,900			$895,680

INTEREST-BEARING LIABILITIES
NOW	$56,327	63	0.22%	$54,448	108	0.40%
Money market	85,635	343	0.80%	76,842	437	1.14%
Savings	123,949	487	0.79%	108,750	759	1.40%
Certificates of deposit	409,660	3,558	1.74%	382,455	5,861	3.06%
FHLB advances	112,857	1,693	3.00%	169,256	2,821	3.33%

Total interest-bearing liabilities	788,428	6,144	1.56%	791,750	9,986	2.52%

Non-interest-bearing liabilities	5,376			6,399
Total liabilities	793,804			798,149
Equity	98,096			97,531

Total liabilities and equity	$891,900			$895,680

Net interest/spread		$14,364	3.40%		$14,172	3.18%

Margin(5)			3.47%			3.34%
Ratio of interest-earning assets to interest-bearing liabilities	104.96%			107.07%

(1)	Calculated net of deferred fees and loss reserves.
(2)	Calculated based on amortized cost.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Includes BOLI investment of $18.0 million.
(5)	Net interest income divided by interest-earning assets.

Interest income on securities increased $933 thousand to $4.0 million for the nine months ended September 30, 2010 from $3.1 million for the nine months ended September 30, 2009. This increase was due to the purchase of private label mortgage-backed securities during the nine month period ending September 30, 2010 totaling $29.1 million.

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

	Nine Months Ended September 30, 2010 compared to September 30, 2009
	Total Change	Change Due To Volume	Change Due To Rate
	(In thousands)
Income from interest earning assets:
Loans, gross	$(5,540)	$(3,652)	$(1,888)
Securities	933	2,233	(1,300)
Interest-bearing deposits in other financial institutions	80	68	12

Total interest income from interest earning assets	(4,527)	(1,351)	(3,176)

Expense on interest –bearing liabilities:
Now	$(73)	$9	$(82)
Savings	(468)	129	(597)
Money market	(152)	107	(259)
Certificate of Deposit	(3,150)	757	(3,907)
FHLB Advances	(1,748)	(1,879)	131

Total interest expense on interest-bearing liabilities	(5,591)	(877)	(4,714)

Net interest income	$1,064	$(474)	$1,538

Interest Expense. Interest expense decreased $5.6 million or 39.3%, to $8.6 million for the nine months ended September 30, 2010 from $14.2 million for the nine months ended September 30, 2009. Interest expense on deposits decreased $3.8 million, or 37.7%, to $6.4 million for the nine months ended September 30, 2010 from $10.2 million for the nine months ended September 30, 2009. Although the average balance of deposits increased $51.5 million from $626.9 million for the nine months ended September 30, 2009 to $678.4 million for the nine months ended September 30, 2010, the Company’s overall cost of deposits decreased 92 basis point to 1.25% from 2.17% from the prior period. This decline in the Company’s cost of funds reflected the overall decrease in short term market interest rates as a result of the continued stress in the credit markets.

Interest expense on Federal Home Loan Bank advances decreased $1.7 million, or 43.3% to $2.3 million for the period ended September 30, 2010 from $4.0 million for the period ending September 30, 2009. This decrease was due to a reduction in the average balance of advances, as well as a reduction in the average rate paid. The average balance of Federal Home Loan Bank advances decreased $62.0 million from $163.5 million for the nine months ended September 30, 2009 to $101.5 million for the nine months ended September 30, 2010 due to the maturity of Federal Home Loan Bank advances and growth of deposits during the period. Rates paid on advances also decreased by an average of 29 basis points due to the maturity of higher rate advances.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses increased $1.1 million, or 5.0%, to $22.5 million for the nine months ended September 30, 2010 from $21.4 million for the nine months ended September 30, 2009. Due to the substantial decline in the Company’s cost of funds as a result of the decrease in short term market interest rates, the Company’s margins increased over the prior period with the net interest spread increasing 40 basis points to 3.63%, and the net interest margin increasing 31 basis points to 3.69%.

Provision for Loan Losses. Management assesses the allowance for loan losses on a monthly basis. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, bank regulatory guidelines, declining property values and prevailing economic conditions. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for current economic conditions and other qualitative factors, combined with a current loan to value analysis to analyze the associated risks in the current loan portfolio. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2010 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

California, in general, and more specifically, San Diego and Riverside Counties, have been among the most distressed real estate markets in the country. A provision for loan losses of $8.6 million was recorded for the nine months ended September 30, 2010 compared to a $12.4 million provision for loan losses recorded for the nine months ended September 30, 2009. The decline in the provision was related primarily to large provisions taken for two impaired construction loans in the prior year’s period. Continued elevated provision levels reflect the deteriorated housing markets, continued high levels of unemployment, the overall challenging economic environment, and the resulting increase in the Company’s general reserve factors on all loan products during the period. Year-to-date net charge-offs declined $15.4 million, or 79.0% to $4.1 million from $19.5 million at September 30, 2009. The current year net charge-offs consisted primarily of twenty eight one-to four- family loans and seven Green account loan totaling $4.1 million.

Noninterest Income. Noninterest income decreased $160 thousand, or 11.9%, to $1.2 million for the nine months ended September 30, 2010 compared to $1.3 million for the same period of the prior year primarily due to decreased performance of the bank owned life insurance investment as a result of current market conditions as well as a decrease in various customer service fees.

Noninterest Expense. Noninterest expense increased $1.8 million, or 15.9%, to $13.0 million for the nine months ended September 30, 2010 compared to $11.2 million for the same period of the prior year. This increase was primarily the result of a $1.4 million increase in the valuation allowance for OREO, a $341 thousand increase in loan servicing and foreclosure expenses, a $120 thousand increase in professional fees, and a $107 thousand increase in data processing expenses. Additionally, salaries and employee benefit expenses decreased $102 thousand and total occupancy and equipments expenses decreased $88 thousand.

An additional valuation allowance of $1.4 million was recorded for the nine months ended September 30, 2010. OREO is recorded at the lower of cost or fair value less estimated costs to sell at the time of foreclosure, however, one property valuation is based on an updated internal analysis done by management as an appraisal has been ordered for this property but has not been received.

Loan servicing and foreclosure expenses increased $341 thousand to $916 thousand for the nine months ended September 30, 2010 from $575 thousand for the nine months ended September 30, 2009 primarily due to an increase in OREO activity and increased non-performing loans.

Professional fees increased $120 thousand for the nine months ended September 30, 2010 from $427 thousand for the nine months ended September 30, 2009 due to increased consulting fees related to the hiring of a consultant to assist with the planned private placement.

Data processing expenses increased $107 thousand to $858 thousand for the nine months ended September 30, 2010 from $751 thousand for the nine months ended September 30, 2009 primarily due to increased software maintenance expense for the period.

Salaries and employee benefits represented 36.7% and 44.6% of total noninterest expense for the nine months ended September 30, 2010 and September 30, 2009, respectively. Total salaries and employee benefits decreased $102 thousand, or 2.0%, to $4.9 million for the nine months ended September 30, 2010 from $5.0 million for the same period in 2009 primarily due to a reduction of bonus expense accrual for the current period and due to lower stock award and option expenses as a result of a majority of the awards fully vesting by the end of 2009.

Occupancy and equipment expenses decreased $88 thousand to $1.4 million for the nine months ended September 30, 2010 from $1.5 million for the same period in 2009 primarily due to decreased equipment maintenance expense for the period ending September 30, 2010.

Income Tax Expense/(Benefit). An income tax expense of $580 thousand was recorded for the nine months ended September 30, 2010 compared to income tax benefit of $452 thousand for the nine months ended September 30, 2009. The effective tax rate for the current period was based on projected net income for the year under the guidelines of ASC 740.

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

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered certificates of deposit, however, historically has not issued significant amounts. The Bank had no brokered certificates of deposit at September 30, 2010, and has limited future brokered deposit activity to $20.0 million.

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At September 30, 2010, there were $1.0 million outstanding approved loan origination commitments. At the same date, unused lines of credit were $49.4 million and outstanding letters of credit totaled $20 thousand. One government agency security is schedule to mature in one year or less with a book value of $5.1 million at September 30, 2010. Certificates of deposit scheduled to mature in one year or less at September 30, 2010, totaled $309.6 million. Based on the competitive rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at September 30, 2010 to borrow an additional $101.1 million from the Federal Home Loan Bank of San Francisco, $87.6 million at the Federal Reserve Bank as well as $8.0 million from Pacific Coast Bankers Bank as additional funding sources to meet commitments and for liquidity purposes. The Bank has Federal Home Loan Bank advances of $55.0 million maturing within the next 12 months. The Bank intends to replace these advances with deposits and new borrowings from the Federal Home Loan Bank or the Federal Reserve Bank, depending on market conditions.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Bank actively seeks to be a “well capitalized” institution in accordance with regulatory standards. Total equity of the Bank was $87.7 million at September 30, 2010, or 10.2% of total assets on that date. As of September 30, 2010, the Bank exceeded all capital requirements of the Office of Thrift Supervision and is deemed “well-capitalized.” The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively. The Bank has committed to maintaining core and risk-based capital ratios of 8.0% and 12.0%, respectively, while the Bank is facing adverse market conditions.

The following table sets forth the Company’s capital components:

	September 30,		December 31. 2009
	2010	2009
Capital components
Tier 1 Capital	$84,114	$82,865	$81,824
Tier 2 Capital	$8,149	$6,201	$6,591

Total risk-based capital	$92,263	$89,066	$88,415

Risk-weighted assets	$651,918	$678,362	$674,235
Average assets (regulatory purposes)	$867,529	$891,793	$898,728

				Minimum Regulatory Requirements
Capital ratios
Total core capital	9.80%	9.27%	9.18%	4.00%
Tier 1 risk-based capital	12.90%	12.22%	12.14%	4.00%
Total risk-based capital	14.15%	13.13%	13.11%	8.00%

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. Increases in interest rates would be expected to have a negative impact on the Bank’s operating results. As of June 30, 2010, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 1% decrease in interest rates was a decrease of 26 basis points and would result in a $2.4 million decrease in the NPV of the Bank. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2010, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of 100, 200, and 300 basis points. The net portfolio value analysis was unable to produce results for the minus 200 and 300 basis point scenario for the quarter ended June 30, 2010.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$113,246	5,365	5%	12.50%	65bp
+ 200 bp	114,026	6,145	6%	12.53%	68bp
+ 100 bp	112,521	4,640	4%	12.34%	49bp
0 bp	107,881	—	—	11.85%	0bp
- 100 bp	105,527	(2,354)	(2)%	11.59%	(26)bp

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

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2010 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted on July 21, 2010, provides for, among other things, for new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Company and the Bank. Under the new law, the Bank’s primary regulator, the Office of Thrift Supervision, will be eliminated and existing federal thrifts will be subject to regulation and supervision by the Office of Comptroller of the Currency, which currently supervises and regulates all national banks. In addition, beginning in 2011, all financial holding companies, including First PacTrust Bancorp, Inc. will be regulated by the Board of Governors of the Federal Reserve System, including imposing federal capital requirements and may result in additional restrictions on investments and other holding company activities. The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market. The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, new regulations mandated by the law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices and require holding companies to serve as a source of strength for their financial institution subsidiaries. Effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our interest expense. We cannot determine the full impact of the new law on our business and operations at this time. Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

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

The Company has a significant deferred tax asset and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At September 30, 2010, we had a net deferred tax asset of $4.8 million. Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset at September 30, 2010 is more likely than not based upon available tax planning strategies and expectations as to future taxable income.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended September 30, 2010 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
07/1/10-07/31/10	—	—	—	0
08/1/10-08/31/10	—	—	—	0
09/1/10-09/30/10	—	—	—	0

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

FIRST PACTRUST BANCORP, INC.

Date: October 22, 2010	/s/ Hans R. Ganz
Hans R. Ganz
President and Chief Executive Officer

Date: October 22, 2010	/s/ Regan Lauer
Regan Lauer
Senior Vice President/ Controller
(Principal Financial and Accounting Officer)