Form 10-K
period 2010-12-31
FIRST PACTRUST BANCORP INC
filed 2011-02-25
CIK 1169770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq Global Market as of June 30, 2010, was $21.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of February 24, 2011, there were issued and outstanding 9,729,066 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during May 2011.

FIRST PACTRUST BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2010

PART I

Item 1. Business

General

First PacTrust Bancorp, Inc. (“the Company”) is a unitary thrift holding company that is subject to regulation by the Office of Thrift Supervision. The Company was incorporated under Maryland law in March 2002 to hold all of the stock of Pacific Trust Bank (“the Bank”). As a thrift holding company, First PacTrust Bancorp, Inc., activities are limited to banking, securities, insurance and financial services-related activities. See “How We Are Regulated—First PacTrust Bancorp, Inc.” First PacTrust Bancorp, Inc. is not an operating company and has no significant assets other than all of the outstanding shares of common stock of Pacific Trust Bank, the net proceeds retained from its initial public offering completed in August 2002, its loan to the First PacTrust Bancorp, Inc. 401(k) Employee Stock Ownership Plan, the proceeds for investments made and the net proceeds retained from the private placement completed in November 2010. First PacTrust Bancorp, Inc. has no significant liabilities other than employee compensation. The management of the Company and the Bank is substantially the same. However, Gregory Mitchell currently serves as President and Chief Operating Officer of the Company and is currently not an employee of the Bank. The Company utilizes the support staff and offices of the Bank and pays the Bank for these services. If the Company expands or changes its business in the future, the Company may hire additional employees of its own. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

The Bank is a community-oriented financial institution offering a variety of financial services to meet the banking and financial needs of the communities we serve. The Bank is headquartered in San Diego County, California, and as of December 31, 2010 operated nine banking offices primarily serving San Diego and Riverside Counties in California.

The principal business consists of attracting retail deposits from the general public and investing these funds primarily in loans secured by first mortgages on owner-occupied, one-to four- family residences, a variety of consumer loans, multi-family and commercial real estate and, to a limited extent, commercial business loans. The Company also invests in securities and other assets.

The Company offers a variety of deposit accounts for both individuals and businesses with varying rates and terms, which generally include savings accounts, money market deposits, certificate accounts and checking accounts. The Company solicits deposits in the Company’s market area and, to a lesser extent, from institutional depositors nationwide, and in the past has accepted brokered deposits.

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

On November 1, 2010, the Company completed a private placement to select institutional and other accredited investors of 4,418,390 shares of common stock and 1,036,156 shares of newly designated Class B non-voting common stock at a price of $11.00 per share, providing the Company with aggregate gross proceeds of $60.0 million. In connection with the private placement, the Company issued warrants that are exercisable for a total of 1,635,000 shares of non-voting common stock at an exercise price of $11.00 per share. The primary purpose of the private placement was to enable the Company to repurchase the 19,300 shares of Fixed Rate Cumulative Perpetual Preferred Stock Series A that was issued to the U.S. Department of Treasury on November 21, 2008 pursuant to the “TARP”, Troubled Asset Relief Program’s Capital Purchase Program. On December 15, 2010, the Company redeemed the $19.3 million of Series A Preferred Stock issued to the U.S. Treasury.

During much of 2008, 2009 and 2010, market and economic conditions in our industry and in California have declined resulting in increased delinquencies and foreclosures. A number of federal legislative and regulatory initiatives have been enacted to address these conditions. See “Asset Quality” and “How we are Regulated” in Item 1, “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

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

Lending Activities

General. The Company’s mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans generally are long-term and amortize on a monthly basis with principal and/or interest due each month. At December 31, 2010, the Company’s net loan portfolio totaled $678.2 million, which constituted 78.7% of our total assets. The breakdown of loans in the portfolio was: 83.8% 1-4 residential (the “SFR Mortgage Portfolio”), 7.6% commercial real estate, 4.8% multi-family, 2.1% land, 1.7% Consumer and other.

The $578.8 million SFR mortgage portfolio was comprised of $568.9 million of first deed of trust loans and $9.9 million of loans secured by subordinated or junior liens. The Company’s SFR mortgage portfolio is comprised of a combination of traditional, fully-amortizing loans and non-traditional and/or interest only loans. For instance, in 2005 the Company introduced a fully-transactional flexible mortgage product called the “Green Account.” The Green Account is a first mortgage line of credit with an associated “clearing account” that allows all types of deposits and withdrawals to be performed, including direct deposit, check, debit card, ATM, ACH debits and credits, and internet banking and bill payment transactions. For further detailed information on the Green Account, visit the Company’s website at www.pacifictrustbank.com. At December 31, 2010, the balance of the Company’s Green Account loans totaled $245.5 million. Also, the Company had a total of $177.9 million in interest-only mortgage loans and $32.1 million in mortgage loans with potential for negative amortization.

As of December 31, 2010, the Executive Vice President of Lending may approve loans to one borrower or group of related borrowers up to $2.0 million. The President/CEO of the Bank may approve loans to one borrower or group of related borrowers up to $2.5 million. The Management Loan Committee may approve loans to one borrower or group of related borrowers up to $8.0 million, with no single loan exceeding $4.0 million. The Board Loan Committee must approve loans over these amounts or outside our general loan policy. During January, 2011, the Board of Directors of the Bank approved increases to these loan authorizations. Currently, the Executive Vice President of Lending may approve loans to one borrower or group of related borrowers up to $2.5 million. The Chief Credit Officer may approve loans to one borrower or group of related borrowers up to $3.5 million. The President/CEO may approve loans to one borrower or group of related borrowers up to $2.5 million. The Management Loan Committee may approve loans to one borrower or group of related borrowers up to $10.0 million, with no single loan exceeding $5.0 million. The Board Loan Committee must approve loans over these amounts or outside our general loan policy.

At December 31, 2010, the maximum amount which the Company could have loaned to any one borrower and the borrower’s related entities was approximately $16.3 million. The largest lending relationship to a single borrower or a group of related borrowers was a combination of commercial real estate, multi-family and single family loans with an aggregate loan exposure amount of $12.0 million. The properties securing these loans are located in Anaheim and San Diego, California. All of these loans were performing in accordance with their terms as of December 31, 2010.

The following table presents information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate
One- to four-family	$355,007	51.38%	$425,125	56.00%	$460,316	56.92%	$421,064	58.96%	$515,891	69.46%
Multi-family	29,245	4.23	31,421	4.14	34,831	4.31	37,339	5.23	49,597	6.68
Non-Residential	39,035	5.65	39,900	5.26	41,498	5.13	35,500	4.97	36,605	4.93
Land	10,660	1.54	13,549	1.78	21,733	2.69	21,705	3.04	20,108	2.71
Construction	—	—	—	—	17,835	2.20	18,866	2.64	16,409	2.21

Other Loans:
Consumer	11,031	1.60	11,370	1.50	12,313	1.52	14,293	2.00	16,195	2.18
Green*	245,481	35.53	237,188	31.25	219,091	27.09	163,962	22.96	87,294	11.75
Commercial	529	0.07	567	0.07	1,133	0.14	1,398	0.20	611	0.08

Total loans	690,988	100.00%	759,120	100.00%	808,750	100.00%	714,127	100.00%	742,710	100.00%
Net deferred loan origination costs	1,824		2,262		2,581		2,208		2,004
Allowance for loan losses	(14,637)		(13,079)		(18,286)		(6,240)		(4,670)

Total loans receivable, net	$678,175		$748,303		$793,045		$710,095		$740,044

*	Under current OTS guidance, the Bank is required to classify Green loans as HELOCs on its quarterly Thrift Financial Report (“TFR”) due to the revolver feature of this product. Nonetheless, 87.4% of Green mortgages are first trust deed mortgages. The Company has requested the OTS reconsider the classification of these loans on TFRs to better reflect their terms and characteristics. Historically, these loans have outperformed the Bank’s traditional one-to four- unit first deed of trust mortgage portfolio. From 2008-2010, the Green Account loans experienced losses of 0.14% of the aggregate loan amount, while the traditional mortgage portfolio experienced a loss rate of 0.13%. As of December 31, 2010, none of the Company’s Green Accounts were nonperforming.

As of December 31, 2010, of this total $214.5 million was secured by one-to four–family properties, $13.7 million was secured by commercial properties, $9.3 million was secured by second trust deed lines of credit, $3.8 million was secured by multi-family properties and $4.2 million was secured by land. At 12/31/09, of this total $208.9 million was secured by one-to four–family properties, $14.3 million was secured by commercial properties, $8.7 million was secured by second trust deed lines of credit, $2.8 million was secured by multi-family properties and $2.5 million was secured by land. At 12/31/08, of this total $192.5 million was secured by one-to four-family loans, $14.9 million was secured by commercial properties, $8.3 million was secured by second trust deed line of credit, $2.5 million was secured by multi-family properties, and $798 thousand was secured by land. At 12/31/07, of this total $149.3 million was secured by one-to four- family properties, $6.2 million was secured by commercial properties, $5.7 million was secured by second trust deed lines of credit, $2.3 million was secured by multi-family properties and $429 thousand was secured by land. At 12/31/06, of this total $82.7 million was secured by one- to four- family properties, $2.0 million was secured by second trust deed lines of credit, $1.3 million was secured by multi-family properties and $1.7 million was secured by commercial properties.

The following table shows the composition of the Company’s loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
FIXED-RATE LOANS
Real Estate
One- to four-family	$5,019	0.73%	$6,396	0.84%	$7,740	0.96%	$10,440	1.46%	$10,750	1.45%
Multi-family	22,532	3.26	21,992	2.90	22,693	2.81	23,035	3.23	29,458	3.97
Non-Residential	24,463	3.54	25,048	3.30	25,591	3.16	25,425	3.56	17,984	2.42
Land	9,823	1.42	12,691	1.67	21,631	2.67	21,601	3.02	20,002	2.69
Other loans
Consumer:	143	0.02	249	0.03	366	0.05	868	0.12	927	0.12
Green	1,728	0.25	1,071	0.14	798	0.10	429	0.06	—	—
Commercial	500	0.07	511	0.07	525	0.06	500	0.07	—	—

Total fixed-rate loans	64,208	9.29	67,958	8.95	79,344	9.81	82,298	11.52	79,121	10.65

ADJUSTABLE-RATE
Real Estate
One- to four-family	349,988	50.65	418,730	55.16	452,576	55.96	410,624	57.50	505,141	68.01
Multi-family	6,713	0.97	9,429	1.24	12,138	1.50	14,304	2.00	20,139	2.71
Non-Residential	14,572	2.11	14,852	1.96	15,906	1.97	10,075	1.41	18,621	2.51
Land	837	0.12	857	0.11	103	0.01	104	0.02	106	0.02
Construction	—	—	—	—	17,835	2.20	18,866	2.64	16,409	2.21
Other loans
Consumer	10,888	1.58	11,121	1.47	11,948	1.48	13,447	1.88	15,268	2.06
Green	243,753	35.28	236,117	31.10	218,292	26.99	163,533	22.90	87,294	11.75
Commercial	29	0.00	56	0.01	608	0.08	876	0.13	611	0.08

Total adjustable-rate loans	626,780	90.71	691,162	91.05	729,406	90.19	631,829	88.48	663,589	89.35

Total loans	690,988	100.00%	759,120	100.00%	808,750	100.00%	714,127	100.00%	742,710	100.00%

Net deferred loan origination costs	1,824		2,262		2,581		2,208		2,004
Allowance for loan losses	(14,637)		(13,079)		(18,286)		(6,240)		(4,670)

Total loans receivable, net	$678,175		$748,303		$793,045		$710,095		$740,044

The following schedule illustrates the contractual maturity of the Company’s loan portfolio at December 31, 2010. (Dollars in thousands)

	Real Estate
	One- to Four-Family		Multi-Family		Non-Residential		Land		Construction
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2011(1)	$813	4.86%	$843	6.02%	$180	5.25%	$9,823	6.60%	$—	—%
2012	11	5.50	579	5.07	—	—	—	—	—	—
2013 and 2014	2,230	6.27	3,090	5.00	6,215	5.00	—	—	—	—
2015 to 2019	3,418	5.06	98	4.25	197	4.25	—	—	—	—
2020 to 2034	122,850	3.62	4,365	5.17	31,049	6.87	738	3.62	—	—
2035 and following	225,685	5.32	20,270	6.19	1,394	3.50	99	3.50	—	—

Total	$355,007	4.63%	$29,245	5.78%	$39,035	6.56%	$10,660	5.92%	$—	—%

	Consumer		Green		Commercial Business		TOTALS
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2011(1)	$3,713	5.84%	$1,356	9.50%	$499	12.65%	$17,227	5.85%
2012	101	5.14	366	4.38	15	10.25	1,072	5.67
2013 and 2014	533	3.30	—	—	15	7.50	12,083	3.86
2015 to 2019	6,325	3.45	146	3.50	—	—	10,184	3.85
2020 to 2034	359	2.97	243,613	4.74	—	—	402,974	4.26
2035 and following	—	—	—	—	—	—	247,448	5.38

Total	$11,031	5.58%	$245,481	4.75%	$529	11.11%	$690,988	5.32%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The following schedule illustrates the Company’s loan portfolio at December 31, 2010 as the loans reprice. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. (Dollars in thousands).

	One- to Four-Family		Multi-Family		Non-Residential		Land
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2011(1)	$195,875	4.25%	$18,437	5.69%	$30,979	6.42%	$10,660	5.92%
2012	46,320	4.83	3,235	5.72	810	6.87	—	—
2013 and 2014	76,847	5.29	6,037	6.04	475	6.87	—	—
2015 to 2019	34,237	5.12	1,536	6.19	5,421	6.87	—	—
2020 to 2034	1,728	3.62	—	—	1,350	6.87	—	—

Total	$355,007	4.63%	$29,245	5.78%	$39,035	6.56%	$10,660	5.92%

	Consumer		Green		Commercial Business		TOTALS
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2011(1)	$10,848	5.59%	$178,725	4.76%	$514	11.62%	$446,038	5.36%
2012	144	4.80	34,483	4.73	—	—	84,992	4.91
2013 and 2014	39	3.30	32,273	4.74	15	7.50	115,686	5.18
2015 to 2019	—	—	—	—	—	—	41,194	5.23
2020 to 2034	—	—	—	—	—	—	3,078	3.91

Total	$11,031	5.58%	$245,481	4.75%	$529	11.11%	$690,988	5.32%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2011 which have predetermined interest rates is $51.9 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $621.9 million.

One- to Four-Family Residential Real Estate Lending. The Company focuses lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in San Diego and Riverside Counties, California. At December 31, 2010, one- to four-family residential mortgage loans totaled $569.5 million, or 82.4% of our gross loan portfolio including the portion of the Company’s Green Account home equity loan portfolio that are secured by first trust deeds.

The Company generally underwrites one- to four-family loans based on the applicant’s income and credit history and the appraised value of the subject property. Generally, the Company lends up to 80% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 70%, the Company generally charges a higher interest rate. The Company currently has a very limited quantity of loans with a loan-to-value ratio (at time of closing) in excess of 80% at the date of loan origination. Properties securing our one- to four-family loans are appraised by independent fee appraisers approved by management. Generally, the Company requires borrowers to obtain title insurance, hazard insurance, and flood insurance, if necessary.

National and regional indicators of real estate values show continued depressed collateral values relative to peak levels, however, the Company believes that the current loan loss reserves are adequate to cover inherent losses. Further, the Company generally adjusts underwriting criteria by discounting the appraisal value by 5.0% when underwriting mortgages in declining market areas.

The Company currently originates one- to four-family mortgage loans on either a fixed- or an adjustable-rate basis, as consumer demand and Bank risk management dictates. The Company’s pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions.

Adjustable-rate mortgages, or “ARM” loans are offered with flexible initial and periodic repricing dates, ranging from one year to seven years through the life of the loan. The Company uses a variety of indices to reprice ARM loans. During the year ended December 31, 2010, the Company originated $78.9 million of one- to four-family ARM loans with terms up to 30 years. Of these, $75.3 million were Green account loans. See further discussion under “Green Account Loans.”

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

The Company no longer offers ARM loans which may provide for negative amortization of the principal balance and has not offered these loans since March, 2006. At December 31, 2010, the existing negative amortizing loans in the one-to four- family portfolio totaling $30.1 million have monthly interest rate adjustments after the specified introductory rate term, and annual maximum payment adjustments of 7.5% during the first five years of the loan. The principal balance on these loans may increase up to 110% of the original loan amount as a result of the payments not being sufficient to cover the interest due during the first five years of the loan term. These loans adjust to fully amortize after five years through contractual maturity, or upon the outstanding loan balance reaching 110% of the original loan amount with up to a 30-year term. At December 31, 2010, $2.4 million of the Company’s negatively amortizing loan portfolio was non-performing loans.

In addition, the Bank currently offers interest-only loans and expects originations of these loans to continue. At December 31, 2010, the Company had a total of $148.4 million of interest-only mortgage loans secured by one-to four- family homes. These loans become fully amortized after the initial fixed rate period. At December 31, 2010, $10.1 million of the Company’s interest-only loan portfolio was nonperforming. The Company also offers its Green Account secured lines of credit which have interest only minimum payment requirements. See further discussion under “Consumer and Other Real Estate Lending.”

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

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s minimum monthly payment rises, increasing the potential for default.( See “Asset Quality—Non-performing Assets” and “Classified Assets.”) At December 31, 2010, the Company’s one- to four-family ARM loan portfolio totaled $350.0 million, or 50.7% of our gross loan portfolio. At that date, the fixed-rate one-to four-family mortgage loan portfolio totaled $5.0 million, or 0.7% of the Company’s gross loan portfolio. The composition of the Company’s loan portfolio did not significantly change during 2010. At December 31, 2010, $13.5 million of the Company’s ARM loan portfolio were non-performing loans.

Green Account Loans. The Company has $245.5 million of total Green account loans which represented 35.5% of the gross loan portfolio at December 31, 2010. The Company has SFR Green account loans secured by first trust deeds on one-to four- family properties of $214.5 million and other Green account loans that include second deeds of trust and loans secured against other property types of $31.0 million. Green account home equity loans generally have a fifteen year draw period with interest-only payment requirements, a balloon payment requirement a the end of the draw period and a maximum 80% loan to value ratio. Home equity lines of credit, other than Green account loans, may be originated in amounts, together with the amount of the existing first mortgage, up to 80% of the value of the property securing the loan.

Commercial and Multi-Family Real Estate Lending. The Company offers a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, and a limited amount of small retail establishments, hotels, motels, warehouses, and small office buildings primarily located in the Company’s market area. At December 31, 2010, multi-family and commercial real estate loans totaled $85.8 million or 12.4% of the Company’s gross loan portfolio.

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

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. The largest multi-family or commercial real estate loan at December 31, 2010 was secured by six one-to four- unit properties located in San Diego County with a principal balance of $8.7 million and a remaining line of credit limit of $2.0 million. At December 31, 2010, this loan was performing in accordance with the terms of the note.

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

Construction Lending and Land Loans. The Company has not historically originated a significant amount of construction loans. From time to time the Company has purchased participations in real estate construction loans, however, it has not done so since 2008. In addition, the Company may in the future originate or purchase loans or participations in construction. The Company had no construction loans at December 31, 2010.

The Company has $14.8 million in land loans. The Company has not historically originated a significant amount of land loans. From time to time the Company purchased participations in real estate construction loans, The Company may in the future originate or purchase loans or participations secured by land.

Consumer and Other Real Estate Lending. Consumer loans generally have shorter terms to maturity or variable interest rates, which reduce our exposure to changes in interest rates, and carry higher rates of interest than do conventional one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to the Company’s existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2010, the Company’s consumer and other loan portfolio totaled $11.6 million, or 1.7% of our gross loan portfolio1. The Company offers a variety of secured consumer loans, including second trust deed home equity loans and home equity lines of credit and loans secured by savings deposits. The Company also offers a limited amount of unsecured loans. The Company originates consumer and other real estate loans primarily in its market area.

The Company’s home equity lines of credit totaled $9.4 million, and comprised 1.4% of the gross loan portfolio at December 31, 2010. Additionally, the Company has $245.5 million of Green Account loans which represented 35.5% of the gross loan portfolio at December 31, 2010 which, for the purpose of this report, are included in the section titles Green Mortgage Loans above. Other home equity lines of credit have a seven or ten year draw period and require the payment of 1.0% or 1.5% of the outstanding loan balance per month (depending on the terms) during the draw period, which amount may be re-borrowed at any time during the draw period. Home equity lines of credit with a 10 year draw period have a balloon payment due at the end of the draw period. For loans with shorter term draw periods, once the draw period has lapsed, generally the payment is fixed based on the loan balance at that time. The Company actively monitors changes in the market value of all home loans contained in its portfolio. For instance, in 2010 the Company purchased independent, third party valuations of every property in its residential loan portfolio twice during the year. The most recent valuations were as of November 30, 2010. The Company has the right to adjust, and has adjusted, existing lines of credit to address current market conditions subject to the rules and regulations affecting home equity lines of credit. At December 31, 2010, unfunded commitments on Green Accounts totaled $35.9 million and $13.5 million on other consumer lines of credit. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

[1]	Pursuant to OTS guidance, the Company includes its Green Mortgages as HELOC loans in its quarterly call reports. This increases the HELOC exposure from $9.4 million to $254.9 million. Given that historically the first deed of trust residential Green Mortgages have performed similarly to other non-traditional SFR mortgages and are underwritten as first deed of trust mortgages, the bank considers these loans as 1-4 Unit SFR mortgages.

Auto loans totaled $64 thousand at December 31, 2010, or 0.01% of the Company’s gross loan portfolio. Loan-to-value ratios were up to 100% of the sales price for new autos and 100% of retail value on used autos, based on valuations from official used car guides. The Company no longer originates auto loans.

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

Commercial Business Lending. At December 31, 2010, commercial business loans totaled $529 thousand or 0.1% of the gross loan portfolio. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. The Company may obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than more traditional single-family home loans.

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

Loan Originations, Purchases, Repayments, and Servicing

The Company originates real estate secured loans primarily through mortgage brokers and banking relationships. By originating most loans through brokers, the Company is better able to control overhead costs and efficiently utilize management resources. The Company is a portfolio lender of products not readily saleable to Fannie Mae and Freddie Mac, although they are saleable to private investors. The Company did not attempt to sell any of its loans during 2010.

The Company also originates consumer and real estate loans on a direct basis through our marketing efforts, and our existing and walk-in customers. The Company originates both adjustable and, to a much lesser extent, fixed-rate loans, however, the ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by competition and the interest rate environment. During the last few years, the Company has significantly increased origination of ARM loans. The Company has also purchased ARM loans secured by one-to four-family residences and participations in construction and commercial real estate loans in the past. During 2010, the Company re-purchased the outstanding portion of a participation loan previously sold totaling $182 thousand. Loans and participations purchased must conform to the Company’s underwriting guidelines or guidelines acceptable to the management loan committee. In periods of economic uncertainty, the ability of financial institutions to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. During 2005, the Company introduced a new lending product called the “Green Account”, America’s first fully transactional flexible mortgage account. Originations of this product totaled $85.2 million and $87.7 million for the years ended December 31, 2010 and 2009, respectively.

The following table shows loan origination, purchase, sale, and repayment activities for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Originations by type:
Adjustable rate:
Real estate—one- to four-family	$3,552	$16,293	$103,790
—multi-family, commercial and land	3,742	1,096	8,666
—construction or development	—	—	35
Consumer and other	89,389 *	92,311 *	129,195 *
—commercial business	—	—	111

Total adjustable-rate	96,683	109,700	241,797
Fixed rate:
Real estate—one- to four-family	—	260	1,252
—multi-family, commercial and land	—	19	3,561
Non-real estate—consumer	387	427	529
—commercial business	871	297	2,119

Total fixed-rate	1,258	1,003	7,461
Total loans originated	97,941	110,703	249,258
Purchases:
Real estate—one- to four-family	182	—	—
—multi-family, commercial and land	—	—	—
—construction or development	—	—	—
Consumer and other	—	—	—
—commercial business	—	—	—

Total loans purchased	182	—	—
Repayments:
Principal repayments	(158,573)	(137,913)	(154,635)
Increase (decrease) in other items, net	(9,424)	(17,532)	(11,673)

Net increase (decrease)	$(69,874)	$(44,742)	$82,950

*	Of this total, $85.2 million represents originations of the Company’s Green Account product, of which $75.3 million is secured by one-to four-family properties, $5.1 million is secured by land, $1.4 million is secured by multi-family properties and $3.4 million is secured by commercial properties. At 12/31/09, of this total, $87.7 million represents originations of the Company’s Green Account product, of which $81.4 million is secured by one-to four-family properties, $3.5 million is secured by land, $1.8 million is secured by multi-family properties and $978 thousand is secured by commercial properties. At 12/31/08, of this total, $122.6 million represents originations of the Company’s Green Account product, of which $117.3 million is secured by one-to-four family properties, $4.5 million is secured by commercial properties, $370 thousand is secured by land, and $359 thousand is secured by multi-family properties.

Asset Quality

Real estate loans are serviced in house in accordance with secondary market guidelines. When a borrower fails to make a payment on a mortgage loan on or before the default date, a late charge notice is mailed 16 days after the due date. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower prior to the loan becoming 30 days past due. If the loan becomes 60 days delinquent, the collector will generally contact the borrower by phone or send a personal letter to the borrower in order to identify the reason for the delinquency. Once the loan becomes 90 days delinquent, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. When a loan becomes 90 days delinquent, a drive-by inspection is made. If the account becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, a collection officer will generally initiate foreclosure or refer the account to the Company’s counsel to initiate foreclosure proceedings.

For consumer loans a similar process is followed, with the initial written contact being made once the loan is 10 days past due with a follow-up notice at 16 days past due. Follow-up contacts are generally on an accelerated basis compared to the mortgage loan procedure.

Accruing Loans in Past Due Status. The following table is a summary of our performing loans that were past due at least 30 days but less than 90 days past due as of December 31, 2010 and December 31, 2009. The Company ceases accruing interest, and therefore classifies as nonperforming, any loan to which principal or interest has been in default for period of greater than 90 days, or if repayment in full of interest or principal is not expected (dollars in thousands):

	December 31, 2010	December 31, 2009
Performing loans past due 30 to 90 days:
One-to four-family	$15,966	$17,455
Commercial and multi-family	540	189
Home equity	—	—
Real estate secured-first trust deeds (Green acct)	9,927	5,608
Real estate secured-second trust deeds (Green acct)	—	—
Construction	—	—
Commercial	665	691
Land	738	—
Consumer and other	6	30

Total performing loans past due 30 to 90 days	$27,842	$23,973

Ratios:
Performing loans past due 30 to 90 days as a percentage of total loans	4.03%	3.16%
Performing loans past due 90 days or more as a percentage of total loans	0.00%	0.00%
Total performing loans in past due status as a percentage of total loans	4.03%	3.16%

Non-Performing Assets and Restructured Loans. At December 31, 2010, the Company had $26.5 million in net nonperforming assets compared to $29.0 million at December 31, 2009, a net decrease of $2.5 million.

The following table is a summary of our nonperforming assets, net of specific valuation allowances, at December 31, 2010 and December 31, 2009 (dollars in thousands):

	At December 31, 2009	Increases (2)	Decreases (3)	At December 31, 2010
Nonperforming loans (1)
One-to four-family	$16,752	$11,575	$(15,997)	$12,330
Commercial and multi-family	1,831	—	(1,831)	—
Home-Equity	—	—	—	—
Real estate secured-first trust deeds (Green acct)	3,288	—	(3,288)	—
Real estate secured-second trust deeds (Green acct)	—	—	—	—
Commercial	—	—	—	—
Land	1,400	7,581	(1,400)	7,581
Consumer	—	2	—	2

Total nonperforming loans	$23,271	$19,158	$(22,516)	$19,913
Other real estate owned	$5,680	$13,962	$(13,080)	$6,562

Total nonperforming assets	$28,951	$33,120	$(35,596)	$26,475

Ratios
Nonperforming loans to total loans	3.37%			2.88%
Nonperforming assets to total loans plus other real estate owned	3.79%			3.80%

(1)	The Company ceases accruing interest, and therefore classifies as nonperforming, any loan as to which principal or interest has been in default for a period of greater than 90 days, or if repayment in full of interest or principal is not expected. Nonperforming loans exclude loans that have been restructured and remain on accruing status. These loans are not considered to be nonperforming because they were performing loans immediately prior to their restructuring and are currently performing in accordance with the restructured terms. At December 31, 2010, gross nonperforming loans totaled $21.1 million. At December 31, 2009, gross nonperforming loans totaled $25.6 million.
(2)	Increases in nonperforming loans are attributable to loans where we have discontinued the accrual of interest at some point during the year ended December 31, 2010. Increases in other real estate owned represent the value of properties that have been foreclosed upon during December 2010.
(3)	Decreases in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and transfers of balances to other real estate owned during 2010. Decreases in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon.

Nonperforming loans decreased $3.4 million to $19.9 million at December 31, 2010 compared to $23.3 million at December 31, 2009. Loan loss reserves totaling $1.2 million have been established for these loans. The Company utilizes estimated current market values when assessing loan loss provisions for collateral dependent loans.

Troubled Debt Restructured Loans (TDRs). As of December 31, 2010 the Company had 31 loans with an aggregate balance of $26.1 million classified as TDR. Specific valuation allowances totaling $3.1 million have been established for these loans. When a loan becomes a TDR the Company ceases accruing interest, recognizes principal and interest payments on a cash basis and classifies it as non-accrual until the borrower has made at least six consecutive payments and in certain instances twelve consecutive payments under the modified terms. Once the borrower has made at least twelve consecutive payments the Company performs a cash flow analysis to determine Of the 31 loans classified as TDR, 27 loans totaling $21.6 million are performing under their modified terms (defined as less than 90-days delinquent). Performing TDR include $10.8 million in loans secured by single family residence, $8.5 million reported as multifamily loans but secured by condo conversion projects, $2.1 million in loans secured by land, one home equity line of credit with a balance of $108 thousand, an unsecured commercial line of credit with a balance of $15 thousand and an unsecured consumer loan with a balance of $3 thousand. Of performing TDRs, $4.1 million have been paying as agreed for more than six months and are on accrual status while $17.5 million are performing and earning interest on a cash basis but are classified non-accrual because the borrower has yet to make six consecutive payments under the modified agreement. Four TDR loans with an aggregate balance of $4.6 million are “nonperforming” (defined as over 90 days delinquent). Nonperforming TDR loans consist of two loans with an aggregate balance of $2.9 million secured by land and two loans totaling $1.7 million secured by SFR. These loans will either return to a performing TDR status or move through the Company’s normal collection process for non-performing loans.

The following table presents the seasoning of the Bank’s performing restructured loans, their effective balance (principal balance minus SVA charged-off), and their weighted average interest rates (dollars in thousands):

Number of payments made
One Payment		Two Payments		Three Payments		Four Payments		Five Payments		Six Payments
Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
$10,316	6.20%	$—	—	$547	5.20%	$—	—	$3,370	5.02%	$1,329	3.42%

Number of payments made
Seven Payments		Eight Payments		Nine Payments		Ten Payments		Eleven Payments		12 Payments		TOTAL
Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
$512	5.13%	$1,478	5.56%	$477	5.13%	$—	—	$—	—	$3,526	5.31%	$21,555	5.56%

Real Estate Owned. At December 31, 2010, other real estate acquired in settlement of loans totaled $6.6 million, net of a valuation allowance of $3.4 million, based on the fair value of the collateral less estimated costs to sell (typically 9.0% of the newly appraised property value). The real estate owned balance consisted of one construction property and five single family properties currently held for sale.

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

In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2010, the Company had classified assets totaling $75.9 million, net of loan loss reserves of $4.4 million, of which $38.4 million was classified as special mention, $37.5 million was classified as substandard, $0 as doubtful and $0 as loss. The total amount classified represented 55.8% of our equity capital and 8.8% of our total assets at December 31, 2010.

Provision for Loan Losses. The past year proved to be a challenging operating environment, as witnessed by the continued deterioration of the national housing market. While the local market showed improvement over 2009 levels with a 2.6% increase in housing values between November, 2009 and November, 2010 as measured by the S&P Case Schiller Home Price Index for San Diego County, weaknesses still exist as evidenced by continued high levels of foreclosures and delinquencies which are exacerbated by persistently high unemployment in California and the United States. As a result of improvements in the local housing segments and declines in the level and composition of the Bank’s non-performing and classified assets between December 31, 2009 and December 31, 2010, the Company recorded a loan loss provision for the year ended December 31, 2010 of $9.0 million, compared to a loan loss provision of $17.3 million for the year ended December 31, 2009. The provision for loan losses is charged or credited to income to adjust our allowance for loan losses to reflect probable losses presently inherent in the loan portfolio based on the factors discussed below under “Allowance for Loan Losses.”

Allowance for Loan Losses. The Company maintains an allowance for loan losses to absorb probable incurred losses presently inherent in the loan portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. During the fourth quarter the Company changed the methodology used for calculating the allowance for loan losses on all residential first and second trust deed loans. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan seasoning and underwriting experience, among others. This analysis is combined with a comprehensive loan to value analysis (based upon recently obtained market values) to analyze the associated risks in the current loan portfolio. The Company evaluates all impaired loans individually using guidance from ASC 310 primarily through the evaluation of collateral values and cash flows.

At December 31, 2010, our allowance for loan losses was $14.6 million or 2.1% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable losses presently inherent in our loan portfolios.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Balance at beginning of period	$13,079	$18,286	$6,240	$4,670	$4,691
Charge-offs
One- to four-family	(4,227)	(1,479)	(658)	—	—
Multi-family	—	—	—	—	—
Construction	—	(12,557)	—	—	—
Commercial	—	—	(647)	—	—
Land	(2,695)	(6,266)	—	—	—
Consumer	(609)	(2,203)	(246)	(24)	(15)

	(7,531)	(22,505)	(1,551)	(24)	(15)
Recoveries
One- to four-family	91	—	—	—	—
Multi-family	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Land	6	—	—	—	—
Consumer	35	2	50	6	18

	132	2	50	6	18
Net (charge-offs) recoveries	(7,399)	(22,503)	(1,501)	(18)	3
Provision/(recovery) for loan losses	8,957	17,296	13,547	1,588	(24)

Balance at end of period	$14,637	$13,079	$18,286	$6,240	$4,670

Net charge-offs to average loans during this period	1.04%	2.89%	0.20%	—%	—%
Allowance for loan losses to non-performing loans	73.50%	56.20%	50.45%	44.16%	239.49%
Allowance as a % of total loans (end of period)	2.12%	1.72%	2.26%	0.87%	0.63%

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

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. Our securities portfolio at December 31, 2010, did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies. Ten collateralized mortgage obligations totaling $29.1 million were purchased during 2010. These agency and private label mortgage-backed securities are collateralized with one-to four- family residential loans.

	December 31,
	2010		2009		2008
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities Available for Sale:
Agency securities FNMA/FHLB notes	$5,055	7.80%	$5,168	9.88%	$—	—
Private label mortgage-backed securities	54,247	83.73	47,131	90.11	17,560	99.97
Federal National Mortgage Association	5,488	8.47	4	0.01	4	0.02
Government National Mortgage Association	—	0.00	1	0.00	1	0.01

Total	$64,790	100.00%	$52,304	100.00%	$17,565	100.00%

Estimated average remaining life of securities	2.3 years		3.1 years		4.2 years

Other interest earning assets:
Interest-earning deposits with banks	$53,729	86.59%	$3,884	10.55%	$4,666	20.41%
Federal funds sold	—	0.00	23,580	64.03	8,835	38.64
FHLB stock	8,323	13.41	9,364	25.42	9,364	40.95

	$62,052	100.00%	$36,828	100.00%	$22,865	100.00%

The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock, as of December 31, 2010 are indicated in the following table.

	December 31, 2010
	One Year or Less	One to Five Years	Five to 10 Years	Over 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. government-sponsored entities and agencies	$5,036	$—	$—	$—	$5,036	$5,055
Private label mortgage-backed securities	3,150	45,016	1,767	—	45,016	49,041
Federal National Mortgage Association	—	3	—	—	3	3
Government National Mortgage Association	—	—	5,402	—	5,402	5,485

Total investment securities	$8,186	$45,019	$7,169	$—	$60,374	$64,790

Weighted average yield	2.61%	7.49%	4.31%	0%

Sources of Funds

General. The Company’s sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Company invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also generates cash through borrowings. The Company utilizes Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management.

Deposits. The Company offers a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. The Company’s deposits consist of savings accounts, money market deposit accounts, NOW and demand accounts, and certificates of deposit. The Company solicits deposits primarily in our market area and from institutional investors. The Company did not hold any brokered certificates of deposit at December 31, 2010. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain deposits.

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

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Opening balance	$658,432	$598,177	$574,151
Deposits net of withdrawals	(20,057)	47,456	6,514
Interest credited	7,933	12,799	17,512

Ending balance	$646,308	$658,432	$598,177

Net increase/(decrease)	$(12,124)	$60,255	$24,026

Percent increase/(decrease)	(1.84%)	10.07%	4.18%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Noninterest-bearing demand	$15,171	2.35%	$14,021	2.13%	$14,697	2.46%
Savings	124,620	19.28	121,503	18.45	96,864	16.19
NOW	44,860	6.94	43,942	6.67	39,448	6.60
Money market	89,707	13.88	81,771	12.42	81,837	13.68

	274,358	42.45	261,237	39.67	232,846	38.93

Certificates of deposit
0.00% - 2.99%	354,829	54.90	349,241	53.04	80,992	13.54
3.00% - 3.99%	8,418	1.30	26,382	4.01	215,064	35.95
4.00% - 4.99%	7,286	1.13	19,755	3.00	66,629	11.14
5.00% - 5.99%	1,416	0.22	1,817	0.28	2,646	0.44

Total Certificates of deposit	371,949	57.55	397,195	60.33	365,331	61.07

	$646,308	100.00%	$658,432	100.00%	$598,177	100.00%

The following table (in thousands) indicates the amount of the Company’s certificates of deposit by time remaining until maturity as of December 31, 2010.

	2011	2012	2013	2014	2015	Total
0.00% - 2.99%	$264,614	$51,939	$33,361	$1,528	$3,386	$354,829
3.00% - 3.99%	3,782	519	1,012	3,105	—	8,418
4.00% - 4.99%	1,864	2,300	3,123	—	—	7,287
5.00% - 5.99%	1,217	199	—	—	—	1,416

	$271,477	$54,957	$37,496	$4,633	$3,386	$371,950

$100,000 and over	$145,673	$39,767	$26,056	$3,315	$1,959	$216,770
Below $100,000	125,805	15,190	11,440	1,318	1,427	155,180

Total	$271,477	$54,957	$37,496	$4,633	$3,386	$371,949

Weighted Average Interest Rate	1.15%	1.49%	1.83%	2.81%	2.50%	1.30%

Borrowings. Although deposits are our primary source of funds, the Company may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when the Company desires additional capacity to fund loan demand or when they meet our asset/liability management goals. The Company’s borrowings historically have consisted of advances from the Federal Home Loan Bank of San Francisco (FHLB). However, the Company also has the ability to borrow from the Federal Reserve Bank as well as Pacific Coast Bankers Bank.

The Company may obtain advances from the FHLB by collateralizing the advances with certain of the Company’s mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2010, the Company had $75.0 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $97.4 million. The Company also had the ability to borrow $94.8 million from the Federal Reserve Bank as well as $8.0 million from Pacific Coast Bankers Bank. See also Note 8 of the Notes to the Company’s consolidated financial statements at Item 8 of this report for additional information regarding

FHLB advances. Of the $75.0 million in FHLB borrowings outstanding as of December 31, 2010, $55.0 million are expected to mature in 2011. These maturing advances carry a weighted average rate of 3.5%.

The following table sets forth certain information as to our FHLB advances at the dates and for the years indicated. We had no other borrowings during the years indicated.

	At or for the Year Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
Average balance outstanding	$95,385	$155,548	$157,569
Maximum month-end balance	$120,000	$175,000	$229,000
Balance at end of period	$75,000	$135,000	$175,000
Weighted average interest rate during the period	3.05%	3.24%	3.52%
Weighted average interest rate at end of period	3.02%	3.10%	3.43%

Subsidiary and Other Activities

As a federally chartered savings bank, Pacific Trust Bank is permitted by the Office of Thrift Supervision to invest 2% of our assets or $17.2 million at December 31, 2010, in the stock of, or unsecured loans to, service corporation subsidiaries. The Company may invest an additional 1% of our assets in secure corporations where such additional funds are used for inner city or community development purposes. At December 31, 2010, Pacific Trust Bank did not have any subsidiary service corporations.

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

The Company attracts deposits through the branch office system and through the internet. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Company competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data as of June 30, 2010 provided by the FDIC, Pacific Trust Bank’s share of deposits was 1.09% and 0.30% in San Diego and Riverside Counties, respectively.

Employees

At December 31, 2010, we had a total of 95 full-time employees and 12 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.

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

Legislation is introduced from time to time in the United States Congress that may affect the operations of the Company and the Bank. In addition, the regulations governing the Company and the Bank may be amended from time to time by the Office of Thrift Supervision, the FDIC, the Board of Governors of the Federal Reserve System or the SEC, as appropriate. Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the OTS, the FDIC, the Board of Governors of the Federal Reserve System or the SEC, as appropriate. The Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted on July 21, 2010 (“Dodd Frank Act”), provides, among other things, for new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Company and the Bank. Under the new law, the Bank’s primary regulator, the OTS, will be eliminated, and the Bank will be subject to regulation and supervision by the OCC, which currently oversees national banks. In addition, beginning in 2011, all financial institution holding companies, including the Company, will be regulated by the Board of Governors of the Federal Reserve System, including imposing federal capital requirements on the Company and may result in additional restrictions on investments and other holding company activities. The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial product and services market. The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, new regulations mandated by the law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices and require holding companies to serve as a source of strength for their financial institution subsidiaries. Effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our interest expense. We cannot determine the full impact of the new law on our business and operations at this time. Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

General

Pacific Trust Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. The Bank is also subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision. In 2011, this regulatory oversight will be transferred to the Office of the Comptroller of the Currency. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders. With the 2010 passage of the Dodd-Frank legislation, Congress mandated that the Office of Thrift Supervision be abolished with certain of its activities transferred to the Federal Reserve Board, Office of the Comptroller of the Currency (“OCC”) and FDIC. In July, 2011, Pacific Trust bank will become regulated by the OCC and First PacTrust Bancorp, Inc. will become regulated by the Federal Reserve.

First PacTrust Bancorp, Inc.

Pursuant to regulations of the Office of Thrift Supervision and the terms of the Company’s Maryland charter, the purpose and powers of the Company are to pursue any or all of the lawful objectives of a thrift holding company and to exercise any of the powers accorded to a thrift holding company.

First PacTrust Bancorp, Inc. is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision. First PacTrust is required to register and file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over us and our non-savings institution subsidiaries. In 2011, this regulatory oversight will be transferred to the Board of Governors of the Federal Reserve System.

First PacTrust generally is not subject to activity restrictions. If First PacTrust acquired control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and its activities and any of its subsidiaries (other than Pacific Trust Bank or any other savings institution) would generally become subject to additional restrictions.

Pacific Trust Bank

The Office of Thrift Supervision has extensive authority over the operations of savings institutions. As part of this authority, we are required to file periodic reports with the Office of Thrift Supervision and we are subject to periodic examinations by the Office of Thrift Supervision and the FDIC, which insures the deposits of Pacific Trust Bank to the maximum extent permitted by law. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders. As noted above, this regulatory authority will be transferred to the Office of the Comptroller of the Currency in 2011.

The Office of Thrift Supervision and its successors also have extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required.

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

The Bank’s general permissible lending limit for loans-to-one-borrower is equal to the greater of $500 thousand or 15% of unimpaired capital and surplus including allowance for loan losses (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2010, the Bank’s lending limit under this restriction was $16.3 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

FDIC Regulation and Insurance of Accounts.

The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2010 were $1.6 million. Those premiums have increased due to recent strains on the FDIC deposit insurance fund due to the cost of large bank failures and increase in the number of troubled banks.

The Bank is a member of the deposit insurance fund administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC. Effective July 21, 2010, the basic deposit insurance is $250,000.

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution based on annualized rates for one of four risk categories applied to its deposits subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Its deposit insurance premiums are based on these risk categories, with higher risk institutions paying higher premiums.

The FDIC has issued proposed regulations setting insurance premium assessments based on an institution's total assets minus its Tier 1 capital instead of its deposits, as required by the Dodd-Frank Act. These regulations are proposed to be effective for assessments for the second quarter of 2011 and payable at the end of September 2011. The intent of the proposal at this time is not to substantially change the level of premiums paid notwithstanding the use of assets as the calculation base instead of deposits. Under this proposal, the Bank’s premiums would be based on its same assignment under one of four risk categories based on capital, supervisory ratings and other factors; however, the premium rates for those risk categories would be revised to maintain similar premium levels under the new calculation as currently exist.

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

The capital regulations require core capital equal to at least 4.0% of adjusted total assets. Core capital consists of tangible capital plus certain intangible assets including a limited amount of credit card relationships. At December 31, 2010, the Bank had core capital equal to $95.6 million, or 11.1% of adjusted total assets, which was $61.3 million above the minimum requirement of 4.0% in effect on that date.

The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 2010, the Bank had $10.3 million of general loan loss reserves, which was 1.6% of risk-weighted assets. Since the Bank’s general loan loss reserve of 1.6% of risk-weighted assets exceeded the 1.25% limitation above, the Bank was unable to include $2.26 million of its general loss reserve when computing Total Risk-Based Capital.

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

On December 31, 2010, the Bank had total risk-based capital of $103.7 million and risk-weighted assets of $641.2 million; or total risk-based capital to risk-weighted assets of 16.2%. This amount was $44.3 million above the 8.0% requirement in effect on that date. The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances, required to take certain actions against savings institutions that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4.0% core capital ratio, a 4.0% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.

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

Qualified Thrift Lender Test

All savings institutions, including Pacific Trust Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2010, the Bank met the test and has always met the test since the requirement was applicable.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2010, Pacific Trust Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision. See “—Liquidity.”

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of San Francisco. At December 31, 2010, the Bank had $8.3 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its Federal Home Loan Bank stock. Over the past three fiscal years such dividends have averaged 2.1% and averaged 0.09% for 2010. For the year ended December 31, 2010, dividends paid by the FHLB to the Bank totaled $31 thousand as compared to $20 thousand for 2009. Future dividends received will be subject to economic conditions and the ability of the FHLB to pay them.

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

Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2010, First PacTrust Bancorp, Inc had no net operating loss carryforwards for federal income tax purposes. At December 31, 2010, First PacTrust Bancorp, Inc. had a $300 thousand California state net operating loss carryforward.

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

Gaylin Anderson. Age 44 years. Mr. Anderson became Executive Vice President and Chief Retail Banking Officer of the Bank effective January 3, 2011. Prior to joining the Bank, Mr. Anderson served as SVP, Consumer Branch Performance for U.S. Bank in Los Angeles, and as Director of Retail Banking for California National Bank, a $7.7 billion asset 68-branch community banking franchise serving Los Angeles, Orange, Ventura and San Bernardino counties. Mr. Anderson has held executive management positions for CitiBank, N.A., and California Federal Bank.

Matthew Bonaccorso. Age 59 years. Mr. Bonaccorso became Executive Vice President and Chief Credit Officer of the Bank effective January 3, 2011. Prior to joining the Bank, Mr. Bonaccorso served at U.S. Bank where he managed its Special Assets Group-West operation with offices in Los Angeles, San Francisco, San Diego, Newport Beach and Sacramento. Previously, he was EVP and Chief Credit Officer of California National Bank from 2001 to 2009. Prior to joining Cal National in 2001, Mr. Bonaccorso held executive positions at Knowledge First, Inc., and at Bank of America.

Richard Herrin. Age 42 years. Mr. Herrin became Executive Vice President and Chief Administrative Officer of the Bank effective December 6, 2010. Prior to joining the Bank, Mr. Herrin served at the FDIC as a member of the strategic operations group, which has overall responsibility for managing problem banks on behalf of the FDIC. As part of this group, Mr. Herrin acted as the Receiver-in-Charge of a number of the largest failed banks in the western region of the United States. Previously, he was the Manager of Asset Management Division within the FDIC where he served as a voting member of the Credit Review Committee for all receiverships in the western region of the United States. Prior to joining the FDIC in 2009, Mr. Herrin held executive positions at Vineyard Bank, Excel National Bank, Imperial Capital Bank and Bank of America.

Regan J. Lauer. Age 41 years. Ms. Lauer is currently serving as Senior Vice President-Controller of Pacific Trust Bank, and of First PacTrust Bancorp, Inc. a position she has held since 2000 and 2002, respectively. Prior to her position with Pacific Trust, Ms. Lauer was an accountant with Deloitte & Touche LLP.

Chang Liu. Age 44 years. Mr. Liu became Executive Vice President and Chief Lending Officer of the Bank effective January 3, 2011. Prior to joining the Bank, Mr. Liu served at U.S. Bank as Senior Vice President where he managed the Los Angeles, Newport Beach and San Diego offices of its Special Assets Group. Previously, he was a Senior Vice President, Senior Loan Officer and Manager of California National Bank’s Los Angeles commercial real estate lending activity. Prior to joining Cal National in 1999, Mr. Liu held commercial real estate commercial lending and corporate finance positions at The Fuji Bank, Ltd., and Sumitomo Bank of California.

James P. Sheehy. Age 64 years. Mr. Sheehy serves as Executive Vice President, a position he has held since 1987, and Secretary and Treasurer for Pacific Trust Bank, and First PacTrust Bancorp, Inc. positions he has held since 1999 and 2002, respectively. He has been employed by Pacific Trust Bank since 1987.

Melanie M. Yaptangco. Age 50 years. Ms. Yaptangco is Executive Vice President of Lending at Pacific Trust Bank. She has served in this position since 1998, and started with Pacific Trust Bank since 1987.

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

If our loan losses exceed our allowance for probable loan losses, our business, financial condition and profitability may suffer. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for loan losses was 2.1% of gross loans held for investment and 73.5% of nonperforming loans, net of specific valuation allowances, at December 31, 2010. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than that of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

Our provision for loan losses has decreased, however, additional increases in the provision and loan charge-offs may be required, adversely impacting operations.

For the year ended December 31, 2010, we recorded a provision for loan losses of $9.0 million compared to $17.3 million for the 2009 fiscal year. We also recorded net loan charge-offs of $7.4 million in 2010, compared to $22.5 million in 2009. During 2010, the Company’s loan delinquencies and credit losses began to stabilize. The Company’s nonperforming loans, net of specific valuation allowances, declined $3.2 million to $19.9 million at December 31, 2010. If trends in the housing, real estate and local business markets worsen, we would expect increased levels of delinquencies and credit losses which adversely impacts our condition and operations.

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

As of December 31, 2010, the Company’s security portfolio consisted of twenty seven securities, four of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s private label mortgage-backed securities, as discussed below.

The Company’s private label mortgage-backed securities that are in a loss position had a market value of $11.5 million with unrealized losses of approximately $232 thousand at December 31, 2010. These non-agency private label mortgage-backed securities were rated AAA at purchase and are not within the scope of ASC 325. The Company monitors to insure it has adequate credit support and as of December 31, 2010, the Company believed there was no OTTI and did not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. See further discussion in Note 2-Securities.

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

At December 31, 2010, $588.2 million, or 85.1% of our total gross loan portfolio, was secured by one-to four- single-family mortgage loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the California housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations.

Rising interest rates may hurt our profits.

To be profitable, we have to earn more money on loans and investments that we make than we pay to our depositors and lenders in interest. If interest rates rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, other mortgage-related investments and investment securities. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates. In addition, rising interest rates may hurt our income because it may reduce the demand for loans and the value of our securities. In a rapidly changing interest rate environment, we may not be able to manage our interest rate risk effectively, which would adversely impact our condition and operations. For a further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

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

We are not restricted from issuing additional common stock or preferred stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market value of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

Anti-takeover provisions could negatively impact our shareholders.

Provisions in our charter and bylaws, the corporate law of the State of Maryland and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of any class of our equity securities, including our common stock. These provisions include: a prohibition on voting shares of common stock beneficially owned in excess of 10% of total shares outstanding, supermajority voting requirements for certain business combinations with any person who beneficially owns more than 10% of our outstanding common stock; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our Board of Directors and for proposing matters that stockholders may act on at stockholder meetings, a requirement that only directors may fill a vacancy in our Board of Directors, supermajority voting requirements to remove any of our directors and the other provisions of our charter. Our charter also authorizes our Board of Directors to issue preferred stock, and preferred stock could be issued as a defensive measure in response to a takeover proposal. For further information, see “Description of Capital Stock—Preferred Stock.” In addition, pursuant to federal banking regulations, as a general matter, no person or company, acting individually or in concert with others, may acquire more than 10% of our common stock without prior approval from the our federal banking regulator.

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

At December 31, 2010, we held $18.2 million of bank-owned life insurance or BOLI on certain key employees and executives, with a cash surrender value of $18.2 million. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

If our investment in the Federal Home Loan Bank of San Francisco (“FHLB”) becomes impaired, our earnings and stockholders’ equity could decrease.

At December 31, 2010, we owned $8.3 million in FHLB stock. We are required to own this stock to be a member of and to obtain advances from our FHLB. This stock is not marketable and can only be redeemed by our FHLB, which currently is not redeeming any excess member stock. Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

The Bank and the Company are subject to extensive regulation, supervision and examination by the OTS and the Federal Deposit Insurance Corporation. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act provides for the creation of a consumer protection division at the Board of Governors of the Federal Reserve System that will have broad authority to issue regulations governing the services and products we provide consumers. This additional regulation could increase our compliance costs and otherwise adversely impact our operations. That legislation also contains provisions that, over time, could result in higher regulatory capital requirements and loan loss provisions for the Company and the Bank and may increase interest expense due to the ability in July 2011 to pay interest on all demand deposits. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Recent regulatory changes impose limits on our ability to charge overdraft fees, which may decrease our non-interest income as compared to more recent prior periods. The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards. See “How We Are Regulated.”

In this recent economic downturn, federal banking regulators have been active in responding to concerns and trends identified in examinations and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the OTS, govern the activities in which the Bank may engage, primarily for the protection of depositors and not for the protection or benefit of potential investors. In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

Our earnings are adversely impacted by increases in deposit insurance premiums and special FDIC assessments.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the deposit insurance fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. In November 2009, the FDIC adopted a rule that requires financial institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, which will be amortized for the period and adjusted for changes in premium levels or our financial condition. As a result, this prepayment will not immediately impact our earnings.

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

First PacTrust’s primary source of revenue is earnings of available cash and securities and dividends from the Bank. The OTS regulates and must approve the amount of Bank dividends to the Company. If the Bank is unable to pay dividends, First PacTrust may not be able to service its debt, pay its other obligations or pay dividends on the Company’s preferred and common stock which could have a material adverse impact on our financial condition or the value of your investment in our common stock.

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

First PacTrust Bancorp is an entity separate and distinct from its principal subsidiary, Pacific Trust Bank, and derives a portion of its revenue in the form of dividends from that subsidiary. Accordingly, First PacTrust Bancorp may be dependent upon dividends from the Bank to pay the principal of and interest on any indebtedness, to satisfy its other cash needs and to pay dividends on its common stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to First PacTrust Bancorp, First PacTrust Bancorp may not be able to pay dividends on its common stock. See Note 11 of the Notes to Consolidated Financial Statements included in this Form 10-K for the year ended December 31, 2010. Also, First PacTrust Bancorp’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. This includes claims under the liquidation account maintained for the benefit of certain eligible deposit account holders of the Bank established in connection with the Bank’s conversion from the mutual to the stock form of ownership.

The prices of the common stock may fluctuate significantly, and this may make it difficult for you to resell the Series A Preferred Stock and/or common stock when you want or at prices you find attractive.

We cannot predict how our common stock will trade in the future. The market value of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:

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

The market value of our common stock may also be affected by conditions affecting the financial markets in general, including price and trading fluctuations. These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our common stock and (ii) sales of substantial amounts of our common stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance. These broad market fluctuations may adversely affect the market value of our common stock.

There may be future sales of additional common stock or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or any substantially similar securities. The market value of our common stock could decline as a result of sales by us of a large number of shares of common stock or similar securities in the market or the perception that such sales could occur.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2010, the Bank had six full service offices and three limited service offices. The Bank owns the office building in which our home office and executive offices are located. At December 31, 2010, the Bank owned all but five of our other branch offices as well as yet to be opened branch property located in La Jolla, California. The net book value of the Bank’s investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $6.2 million at December 31, 2010. See further discussion in Note 5—Premises and Equipment.

The following table provides a list of Pacific Trust Bank’s main and branch offices and indicates whether the properties are owned or leased:

Location	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2010
			(Dollars in Thousands)

MAIN AND EXECUTIVE OFFICE
610 Bay Boulevard Chula Vista, CA 91910	Owned	N/A	$561

BRANCH OFFICES:
279 F Street Chula Vista, CA 91912	Owned	N/A	$401

850 Lagoon Drive Chula Vista, CA 91910	*	N/A	N/A

350 Fletcher Parkway El Cajon, CA 91910	Leased	December, 2014	N/A

5508 Balboa Avenue San Diego, CA 92111	Leased	October, 2011	N/A

27425 Ynez Road Temecula, CA 92591	Owned	N/A	$706

8200 Arlington Avenue Riverside, CA 92503	*	N/A	N/A

5030 Arlington Avenue Riverside, CA 92503	Owned	N/A	$219

16536 Bernardo Center Drive San Diego, CA	Leased	December, 2013	N/A

7877 Ivanhoe Street La Jolla, CA (expected to open in 2011)	Owned	N/A	$2,087

*	These sites, which are on Goodrich Aerostructures facilities, are provided to the Company at no cost as an accommodation to Goodrich Aerostructures’ employees.

Item 3. Legal Proceedings

From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such litigation.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “FPTB.” The approximate number of holders of record of the Company’s common stock as of December 31, 2010 was 267. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. At December 31, 2010 there were 9,729,384 shares of common stock (net of Treasury stock) issued and outstanding. The following table presents quarterly market information for the Company’s common stock for the two years ended December 31, 2010 and December 31, 2009.

	Market Price Range
2010	High	Low	Dividends
Quarter Ended
December 31, 2010	$13.27	$10.45	$0.10
September 30, 2010	$10.70	$7.21	$0.05
June 30, 2010	$10.30	$7.12	$0.05
March 31, 2010	$8.40	$5.35	$0.05

			$0.25

	Market Price Range		Dividends
2009	High	Low
Quarter Ended
December 31, 2009	$7.00	$4.70	$0.05
September 30, 2009	$8.28	$5.54	$0.05
June 30, 2009	$8.60	$6.00	$0.05
March 31, 2009	$9.65	$5.67	$0.10

			$0.25

DIVIDEND POLICY

Dividends from First PacTrust Bancorp, Inc., will depend, in large part, upon receipt of dividends from Pacific Trust Bank, because First PacTrust Bancorp, Inc. will have limited sources of income other than dividends from Pacific Trust Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by First PacTrust Bancorp, Inc., and interest payments with respect to First PacTrust Bancorp, Inc.’s loan to the 401(k) Employee Stock Ownership Plan. There were no dividends paid from the Bank to First PacTrust Bancorp, Inc. during the fiscal year of 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
10/1/10-10/31/10	—	—	—	0
11/1/10-11/30/10	—	—	—	0
12/1/10-12/31/10	144	13.27	144	0

The Company does not currently have a stock buyback plan, however, future purchases may be made by the Company if they are related to employee stock benefit plans, consistent with past practices. The purchases made during the period were tax liability sales related to employee stock benefit plans and are consistent with past practices.

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

	December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$861,621	$893,921	$876,520	$774,720	$808,343
Cash and cash equivalents	59,100	34,596	19,237	21,796	13,995
Loans receivable, net	678,175	748,303	793,045	710,095	740,044
Real estate owned, net	6,562	5,680	158	—	—
Securities available-for-sale	64,790	52,304	17,565	4,367	13,989
Bank owned life insurance	18,151	17,932	17,565	17,042	16,349
Other investments (interest-bearing term deposit)	—	—	893	992	992
FHLB stock	8,323	9,364	9,364	6,842	9,794
Deposits	646,308	658,432	598,177	574,151	570,543
Total borrowings	75,000	135,000	175,000	111,700	151,200
Total equity	136,009	97,485	98,723	84,075	81,741

Selected Operations Data:
Total interest income	40,944	46,666	45,896	45,711	45,514
Total interest expense	10,788	17,976	23,021	28,847	26,945
Net interest income	30,156	28,690	22,875	16,864	18,569
Provision for loan losses	8,957	17,296	13,547	1,588	(24)
Net interest income after provision for loan losses	21,199	11,394	9,328	15,276	18,593
Customer service fees	1,336	1,383	1,579	1,573	1,397
Net gain on sales of securities available-for-sale	3,274	—	—	—	—
Income from bank owned life insurance	219	369	540	711	628
Other non-interest income	50	61	83	107	192
Total non-interest income	4,879	1,813	2,202	2,391	2,217
Total non-interest expense	22,217	15,901	13,522	14,082	13,565
Income/(loss) before taxes	3,861	(2,694)	(1,992)	3,585	7,245
Income tax expense/(benefit)	1,036	(1,695)	(1,463)	624	2,531
Net income/(loss)	2,825	(999)	(529)	2,961	4,714
Dividends paid on preferred stock	960	1,003	109	—	—
Net income (loss) available to common shareholders	1,865	(2,002)	(638)	2,961	4,714
Basic earnings/(loss) per share	0.37	(0.48)	(0.15)	0.71	1.15
Diluted earnings/(loss) per share	0.37	(0.48)	(0.15)	0.70	1.12

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.32%	(0.11)%	(0.06)%	0.38%	0.59%
Return on equity (ratio of net income to average equity)	2.68%	(1.03)%	(0.62)%	3.54%	5.91%
Dividend payout ratio	56.9%	n/a *	n/a *	109.3%	58.9%

Interest Rate Spread Information:
Average during period	3.60%	3.25%	2.64%	1.89%	2.11%
End of period	3.56%	3.34%	2.75%	2.18%	1.78%
Net interest margin(1)	3.68%	3.39%	2.92%	2.27%	2.44%
Ratio of operating expense to average total assets	2.52%	1.78%	1.64%	1.81%	1.70%
Efficiency ratio(2)	63.41%	52.13%	53.92%	73.13%	65.26%
Ratio of average interest-earning assets to average interest-bearing liabilities	106.31%	107.03%	109.36%	109.84%	109.15%

*	Not applicable due to the net loss reported for the years ended December 31, 2009 and 2008.

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Quality Ratios:
Non-performing assets to total assets	3.07%	3.24%	4.15%	1.82%	0.24%
Allowance for loan losses to non-performing loans(3)	73.50%	56.20%	50.45%	44.16%	239.49%
Allowance for loans losses to gross loans(3)	2.12%	1.72%	2.26%	0.87%	0.63%

Capital Ratios:
Equity to total assets at end of period	15.79%	10.91%	11.26%	10.85%	10.11%
Average equity to average assets	11.97%	10.87%	10.45%	10.71%	10.00%

Other Data:
Number of full-service offices	6	6	6	6	6

(1)	Net interest income divided by average interest-earning assets.
(2)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income, exclusive of securities gains and losses.
(3)	The allowance for loan losses at December 31, 2010, 2009, 2008, 2007, and 2006 was $14.6 million, $18.3 million, $6.2 million, $4.7 million, respectively.

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

First PacTrust Bancorp, Inc. is a savings and loan holding company that owns one thrift institution, Pacific Trust Bank. As a unitary thrift holding company, First PacTrust Bancorp, Inc. activities are limited to banking, securities, insurance and financial services-related activities. Pacific Trust Bank is a federally chartered stock savings bank, in continuous operation since 1941 as a successful financial institution. The Company is headquartered in Chula Vista, California, a suburb of San Diego, California, and has six full service and three limited service banking offices primarily serving residents of San Diego and Riverside Counties in California. The Company’s geographic market for loans and deposits is principally San Diego and Riverside counties.

On November 1, 2010, the Company completed a private placement to select institutional and other accredited investors providing the Company with aggregate gross proceeds of $60.0 million. In connection with the private placement the Company issued warrants that are exercisable for a total of 1,635,000 shares of Non-Voting Common Stock at an exercise price of $11.00 per share. The Company has also filed a registration statement with the SEC for the ability to sell an additional $250 million of securities in the future, if desired and the market is receptive. The primary purpose of the private placement was to enable the Company to repurchase the 19,300 shares of Fixed Rate Cumulative Perpetual Preferred Stock Series A that was issued to the U.S. Department of Treasury on November 21, 2008 pursuant to the “TARP”, Troubled Asset Relief Program’s Capital Purchase Program. The Company redeemed the $19.3 million of Series A Preferred Stock that had been issued to the U.S. Treasury on December 15, 2010. In January 2011, the Company repurchased 280,795 warrants with a strike price of $10.31 which were issued to the United States Department of the Treasury in connection with TARP. These warrants were purchased for $1.0 million, or $3.58 per warrant.

The Company’s principal business consists of attracting retail deposits from the general public and investing these funds and other borrowings in loans primarily secured by first mortgages on owner-occupied, one-to four-family residences in San Diego and Riverside counties, California. During 2005, the Company introduced a new lending product called the “Green Account”, America’s first fully transactional flexible mortgage account. The Company originated $85.2 million in Green Account loans in 2010. The Company anticipates continued origination of this product. At December 31, 2010, one- to four-family residential mortgage loans totaled $569.5 million, or 82.4% of our gross loan portfolio including the portion of the Company’s Green account home equity loan portfolio that are first trust deeds. If the home equity Green account loans in first position are excluded, total one- to four-family residential mortgage loans totaled $355.0 million, or 51.4% of our gross loan portfolio.

The Company continues to develop strong deposit relationships with customers by providing quality service while offering a variety of competitive deposit products. During 2007, the Company introduced commercial deposit accounts and had a total of $95.3 million of commercial deposit accounts at December 31, 2010. Net core deposits including checking, savings and MMDA accounts increased by $13.1 million, while total net deposits declined $12.1 million during 2010 due primarily to a decrease in certificate of deposit accounts as the Bank continued to lower rates on CD products.

The Company’s results of operations are dependent primarily on net interest income, which is the difference between interest income on earning assets such as loans and securities, and interest expense paid on liabilities such as deposits and borrowings. The Company’s net interest income, which is primarily driven by interest income on residential first mortgage loans, increased by $1.5 million for the year ended December 31, 2010. The decline in interest rate levels experienced throughout the year negatively impacted loan interest income, but, positively contributed to a significant reduction in the Company’s cost of funds while increasing the Company’s net interest margin by 29 basis points or 8.6% from 3.39% to 3.68% between December 31, 2009 and 2010, respectively.

The past year represented to be a challenging operating environment, as witnessed by the continued instability and high levels of foreclosures in the housing market coupled with continued high levels of unemployment. Reduced availability of commercial and consumer credit have negatively affected the performance of consumer and commercial credit and resulted in write-downs of assets by financial institutions. As a result, the Company continues to have elevated levels of provisions for loan losses and non-performing loans, however some improvement was seen 2010. The Company experienced a decrease of $2.5 million (8.6%) in non-performing assets over the prior year while the provision for loan losses decreased $8.3 million over the prior year. Other real estate owned increased during the year, as the Company has attempted to work out its problem loans. The Company expects that the economic pressures on consumers and businesses and a lack of confidence in the financial markets may continue to adversely affect the Company’s results of operations in the coming year. Future earnings of the Company are inherently tied to changes in interest rate levels, the relationship between short and long term interest rates, credit quality, and economic trends. If short term interest rates continue to decrease, the Company’s interest expense on deposits will likely decrease at a faster pace than the interest income received on earning assets due to the relatively shorter term repricing characteristics of the Company’s deposits than the maturity or repricing characteristics of its loan portfolio. Conversely, if short term interest rates rise in the future interest expense paid on the Company’s deposits would increase at a faster pace than the interest income received on interest-earning assets which could negatively impact the Company’s results of operations over the short term. The Company currently intends to continue to focus on the origination of adjustable rate loan products while securing longer term deposits and borrowings.

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

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

The Company’s total assets decreased by $32.3 million, or 3.6%, to $861.6 million at December 31, 2010 from $893.9 million at December 31, 2009 primarily as a result of a decline in the loans receivable balance of $70.1 million. The decrease in total assets was partially reduced by an increase in interest-bearing deposits of $49.8 million, an increase in the balance of the available-for-sale securities portfolio in the amount of $12.5 million and an increase in premises and equipment of $2.1 million.

Loans receivable, net of valuation allowances, decreased by $70.1 million, or 9.4%, to $678.2 million at December 31, 2010 from $748.3 million at December 31, 2009. This decrease was the result of net loan principal repayments, charge-offs and foreclosures exceeding loan production during the year. For the year ended December 31, 2010, loan production including advances drawn during the year was $97.9 million compared to $110.7 million for the year ended December 31, 2009. The loan production was primarily attributable to growth in the Company’s transactional flexible Green account loan product which totaled $85.2 million. The Company’s ability to originate loans has been largely unaffected by the turmoil in the secondary mortgage markets given that all loans originated are kept in portfolio, however, loan demand in general was down due to current economic circumstances and the slowdown of sales of higher-end properties, which is the market focus of the Company. At December 31, 2010, the Company had a total of $423.4 million in interest-only mortgage loans and $32.1 million in loans with potential for negative amortization. At December 31, 2009, the Company had a total of $506.3 million in interest-only mortgage loans, and $33.8 million in loans with potential for negative amortization. Negatively amortizing and interest-only loans could pose a higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes these risks are mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios. The Company has not originated negatively amortizing loans since March, 2006.

Interest bearing deposits increased $49.8 million to $53.7 million at December 31, 2010 from $3.9 million at December 31, 2009 primarily due to the net proceeds from the private placement in November 2010, after the repurchase of the Series A Preferred Stock.

Securities classified as available-for-sale of $64.8 million at December 31, 2010 increased $12.5 million from December 31, 2009 due to the purchase of agency and private label mortgage-backed securities during the period.

Premises and equipment of $6.3 million at December 31, 2010 increased $2.1 million from December 31, 2009 as a direct result of a newly acquired building in La Jolla, California to serve as an additional branch for the Company in 2011.

Total deposits decreased by $12.1 million, or 1.8%, to $646.3 million at December 31, 2010 from $658.4 million at December 31, 2009. Certificate of deposits decreased $25.2 million primarily due to the maturity of institutional certificate of deposits as well as an overall decrease in the rates offered by the bank. In addition, money market accounts increased $7.9 million, savings accounts increased $3.1 million and checking accounts increased $918 thousand. During 2010, the Company had $60.0 million of long term FHLB advances mature resulting in a 44.4% decrease to $75.0 million at December 31, 2010 from $135.0 million at December 31, 2009.

Equity increased $38.5 million to $136.0 million at December 31, 2010 from $97.5 million at December 31, 2009 as a result of the Company’s completion of the private placement in November, 2010. This was supplemented by the issuance of warrants totaling $3.2 million, net income of $2.8 million, a $932 thousand increase in unrealized gain in securities available-for-sale and an increase of ESOP shares earned of $455 thousand. Equity decreased due to the following: the redemption of the preferred stock issued to the U.S. Treasury under the “TARP” Troubled Asset Relief Program’s Capital Purchase Program totaling $19.3 million, the payment of common stock dividends of $1.5 million and the payment of preferred stock dividends in the amount $925 thousand.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread at December 31, 2010. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	At December 31, 2010	2010			2009			2008
	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	4.76%	$710,017	$35,439	4.99%	$779,079	$42,312	5.43%	$763,331	$45,234	5.93%
Securities(2)	8.22%	62,463	5,289	8.47%	40,324	4,266	10.58%	2,219	141	6.35%
Other interest-earning assets(3)	0.61%	46,451	216	0.47%	26,579	88	0.33%	18,832	521	2.77%

Total interest-earning assets	4.70%	818,931	40,944	5.00%	845,982	46,666	5.52%	784,382	45,896	5.85%

BOLI and non-interest earning assets(4)		63,030			49,512			38,132

Total assets		$881,961			$895,494			$822,514

INTEREST-BEARING LIABILITIES
NOW	0.12%	$57,522	108	0.19%	$53,767	202	0.38%	$53,297	471	0.88%
Money market	0.35%	87,897	573	0.65%	77,290	815	1.05%	106,719	2,351	2.20%
Savings	0.32%	125,156	783	0.63%	116,606	1,429	1.23%	95,781	2,225	2.32%
Certificates of deposit	1.36%	404,382	6,469	1.60%	384,253	10,353	2.69%	315,469	12,465	3.95%
FHLB advances	3.07%	95,385	2,855	2.99%	158,500	5,177	3.27%	157,569	5,509	3.50%

Total interest-bearing liabilities	1.13%	770,342	10,788	1.40%	790,416	17,976	2.27%	728,835	23,021	3.16%

Non-interest-bearing liabilities		6,012			7,760			7,703
Total liabilities		776,354			798,176			736,538
Equity		105,607			97,318			85,976

Total liabilities and equity		$881,961			$895,494			$822,514

Net interest/spread	3.56%		$30,156	3.60%		$28,690	3.25%		$22,875	2.69%

Margin(5)				3.68%			3.39%			2.92%
Ratio of interest-earning assets to interest-bearing liabilities		106.31%			107.03%			107.62%

(1)	Calculated net of deferred fees and loss reserves.
(2)	Calculated based on amortized cost.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Includes BOLI investment of $18.2 million.
(5)	Net interest income divided by interest-earning assets.

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

	2010 Compared to 2009			2009 Compared to 2008
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
	(In Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(6,873)	$(3,592)	$(3,281)	$(2,922)	$918	$(3,840)
Securities	1,023	1,999	(976)	4,125	3,971	154
Other interest-earning assets	128	83	45	(433)	154	(587)

Total interest-earning assets	(5,722)	(1,510)	(4,212)	770	5,043	(4,273)

INTEREST-BEARING LIABILITIES
NOW	(94)	13	(107)	(269)	4	(273)
Money market	(242)	101	(343)	(1,536)	(531)	(1,005)
Savings	(646)	98	(744)	(796)	412	(1,208)
Certificates of deposit	(3,884)	517	(4,401)	(2,112)	2,366	(4,478)
FHLB advances	(2,322)	(1,919)	(403)	(332)	32	(364)

Total interest-bearing liabilities	(7,188)	(1,190)	(5,998)	(5,045)	2,283	(7,328)

Net interest/spread	$1,466	$(320)	$1,786	$5,815	$2,760	$3,055

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009

General. Net income for the year ended December 31, 2010 was $2.8 million, reflecting an increase of $3.8 million from a net loss of $999 thousand for the year ended December 31, 2009. The increase resulted from the fluctuations described below.

Interest Income. Interest income decreased by $5.7 million, or 12.3%, to $40.9 million for the year ended December 31, 2010, from $46.7 million for the year ended December 31, 2009. This was due to a $27.1 million decrease in average interest-earning assets from $846.0 million for the year ended December 31, 2009 to $818.9 million for the year ended December 31, 2010.

Interest income on securities increased $1.0 million to $5.3 million for the year ended December 31, 2010 from $4.3 million for the year ended December 31, 2009. This increase was due to a $22.1 million increase in the average balance of the securities portfolio as a result of the Company purchasing $29.1 million of agency and private label mortgage-backed securities during the period.

Interest income on loans decreased $6.9 million, or 16.2% to $35.4 million for the year ended December 31, 2010 from $42.3 million for the year ended December 31, 2009. The primary factor for the decrease was a $69.1 million decrease in the average balances of loans receivable from $779.1 million for the year ended December 31, 2009 to $710.0 million for the year ended December 31, 2010. This was due to principal repayments, loan charge-offs and foreclosures exceeding loan production. The decrease in interest income on loans receivable was further reduced by a 44 basis point reduction in the average yield on loans receivable to 4.99% due to a general decline in market interest rates from the prior period. A $2.0 million increase in the average balance of non-accrual loans on which the Company ceased to accrue interest during the period also contributed to the decline in loan interest income.

Interest income on other interest-earning assets increased $128 thousand to $216 thousand for the year ended December 31, 2010 from $88 thousand for the year ended December 31, 2009 primarily due to increased interest income received on interest-bearing deposits. The average balance of other interest-earning assets increased $19.9 million during the period from $26.6 million at December 31, 2009.

Interest Expense. Interest expense decreased $7.2 million or 40.0%, to $10.8 million for the year ended December 31, 2010 from $18.0 million for the year ended December 31, 2009. Interest expense on deposits decreased $4.9 million, or 38.0%, to $7.9 million for the year ended December 31, 2010 from $12.8 million for 2009. Although the average balance of deposits increased $43.1 million from $631.9 million for the year ended December 31, 2009 to $675.0 million for the year ended December 31, 2010, the Company’s overall average cost of deposits decreased 85 basis points to 1.18% from 2.03% from the prior period. Interest expense on FHLB advances decreased $2.3 million, or 44.9% to $2.9 million for the year ended December 31, 2010 from $5.2 million for the year ending December 31, 2009. This decrease was due to a reduction in the average balances of advances, as well as a reduction in the average rate paid. The average balance of the Federal Home Loan Bank advances decreased $63.1 million from $158.5 million for the year ended December 31, 2009 to $95.4 million for the year ended December 31, 2010 due to the maturity of $60.0 million of FHLB advances during the period. Rates paid on advances also decreased by an average of 28 basis points due to maturity of higher rate advances.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses increased $1.5 million, or 5.1%, to $30.2 million for the year ended December 31, 2010 from $28.7 million for the year ending December 31, 2009. Due to the substantial decline in the Company’s cost of funds as a result of the decrease in short term market interest rates, the Company’s margins have increased over the prior period with the net interest spread increasing 35 basis points to 3.60%, and the net interest margin increasing 29 basis points to 3.68%.

Provision for Loan Losses. The Company maintains an allowance for loan losses to absorb probable incurred losses presently inherent in the loan portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan seasoning and underwriting experience, among others. This analysis is combined with a current loan to value analysis to analyze the associated risks in the current loan portfolio. The Company evaluates all impaired loans individually, primarily through the evaluation of collateral values and cash flows. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2010 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, approximately 95% of the Company’s loans are to individuals and businesses in southern California. California, in general, and more specifically, San Diego and Riverside Counties, continues to be among the most distressed real estate markets in the country. A provision for loan losses of $9.0 million was recorded for the year ended December 31, 2010 compared to a $17.3 million provision for loan losses recorded for the year ended December 31, 2009. The decline in the provision was related primarily to large provisions taken for two impaired construction loans in the prior year as well as a decline in the

Company’s nonperforming loans in the current year. Continued elevated provision levels reflect the depressed housing markets, continued high levels of unemployment, the overall challenging economic environment, and the resulting increase in the Company’s general reserve factors on all loan products during the period. The current year net charge-offs of $7.4 million consisted primarily of specific valuation allowances charge-off for various one-to four- family properties and two land loans totaling $6.9 million. During the period the Company charged-off any specific loan allowances that had been outstanding for at least 180 days and any that management deemed as loss.

Noninterest Income. Noninterest income increased $3.0 million, or 169.1%, to $4.9 million for the year ended December 31, 2010 compared to $1.8 million for the year ended December 31, 2009 primarily due to a gain on sale of available-for-sale securities totaling $3.3 million.

Noninterest Expense. Noninterest expense increased $6.3 million, or 39.7%, to $22.2 million for the year ended December 31, 2010 compared to $15.9 million for the year ended December 31, 2009. This net increase was primarily the result of a $3.4 million increase in salaries and employee benefits, of which $1.6 million was attributable to the payment of change of control payments to certain executives of the Bank, and $1.4 million in additional payments to certain directors and officers in connection with the cancellation of 482,396 options previously issued by the Company, a $2.0 million increase in valuation allowance for other real estate owned, a $383 thousand in professional fees, a $332 thousand loss on sale of other real estate owned assets, and a $277 thousand increase in other general and administrative expenses.

Salaries and employee benefits represented 44.4% and 40.9% of total noninterest expense for the year ended December 31, 2010 and December 31, 2009, respectively. Total salaries and employee benefits increased $3.4 million, or 51.7%, to $9.9 million for the year ended December 31, 2010 from $6.5 million for the same period in 2009, primarily due to retention payments and option payouts noted above.

Total professional fees increased $383 thousand, or 67.9% to $947 thousand for the year ended December 31, 2010 from $564 thousand for the same period in 2009, due to increased legal and consulting fees related to the completion of the private placement and registration of shares.

Valuation allowances for other real estate owned (“OREO”) increased $2.0 million, or 282.7%, to $2.7 million for the year ended December 31, 2010 compared to $700 thousand for the year ended December 31, 2009, due to a reduction in carrying values on OREO. A $332 thousand loss on sale of OREO was recorded for the year ended December 31, 2010.

Other general and administrative expenses increased $277 thousand, or 24.1% to $1.4 million for the year ended December 31, 2010 from $1.1 million for the same period in 2009 primarily due to increased off balance sheet provisions for unused lines of credit.

Income Tax Expense/(Benefit). An income tax expense of $1.0 million was recorded for the year ended December 31, 2010. The effective tax rate for the current year was in accordance with the guidelines of ASC 740.

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

Deferred Income Taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. Accounting guidance requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.

Per accounting guidance, the Company reviewed its deferred tax assets at December 31, 2010 and determined that no valuation allowance was necessary. No valuation allowance was provided on deferred tax assets as of December 31, 2010 and 2009 as it was determined that it was more likely than not that the Company will be able to fully utilize the deferred tax asset.

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

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered certificates of deposit, however, historically has not issued significant amounts. The Bank has no brokered certificates of deposit at December 31, 2010, and has limited future total brokered deposit activity to $20.0 million.

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At December 31, 2010, there were $1.2 million approved loan origination commitments. At the same date, unused lines of credit were $49.4 million and outstanding letters of credit totaled $20 thousand. One agency security totaling $5.0 million is scheduled to mature within one year at December 31, 2010. Certificates of deposit scheduled to mature in one year at December 31, 2010, totaled $271.5 million. Based on the competitive rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at December 31, 2010 to borrow an additional $97.4 million from the FHLB, $99.8 million from the Federal Reserve Bank as well as $8.0 million from Pacific Coast Bankers Bank as additional funding sources to meet commitments and for liquidity purposes. The Bank has FHLB advances of $55.0 million maturing within the next 12 months. The Bank intends to replace these advances with new borrowings from the FHLB, Federal Reserve Bank or deposits depending on market conditions.

Commitments

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(in thousands)
Commitments to extend credit	$1,160	$1,160	$—	$—	$—
Standby letters of credit	20	—	—	—	20
Unused lines of credit	49,439	1,165	49	3,059	45,166

	$50,619	$2,325	$49	$3,059	$45,186

	Contractual Obligations
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(in thousands)
FHLB advances	75,000	55,000	20,000	—	—
Operating lease obligations	1,879	484	803	369	223
Maturing certificates of deposit	371,950	271,478	92,453	8,019	—

	$448,829	$326,962	$113,256	$8,388	$223

Capital

Consistent with its goals to operate a sound and profitable financial organization, Pacific Trust Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total capital was $98.3 million at December 31, 2010, or 11.42% of total assets on that date. As of December 31, 2010, Pacific Trust Bank exceeded all capital requirements of the Office of Thrift Supervision. Pacific Trust Bank’s regulatory capital ratios at December 31, 2010 were as follows: core capital 11.14%; Tier I risk-based capital, 14.92%; and total risk-based capital, 16.17%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively. However, the Bank has committed to its regulatory agency to maintain core and risk-based capital ratios of 8.0% and 12.0% respectively, while the Bank is facing adverse market conditions.

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

The Office of Thrift Supervision provides Pacific Trust Bank with the information presented in the following tables. They present the projected change in Pacific Trust Bank’s net portfolio value at September 30, 2010 (the latest date for which information is available) and December 31, 2009, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. The net portfolio value analysis was unable to produce results for the minus 200 basis point scenario both years.

Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	September 30, 2010			Net Portfolio Value as % of PV of Assets
	Net Portfolio Value
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	124,175	4,485	4%	13.88%	60	bp
+200 bp	126,994	7,304	6%	14.09%	81	bp
+100 bp	122,761	3,072	3%	13.63%	35	bp
0 bp	119,690			13.28%	0	bp
-100 bp	117,276	(2,414)	(2)%	13.02%	(26	)bp

Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	December 31, 2009			Net Portfolio Value as % of PV of Assets
	Net Portfolio Value
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	107,684	(4,092)	(4)%	11.79%	(24	)bp
+200 bp	112,345	569	1%	12.19%	16	bp
+100 bp	113,394	1,618	1%	12.24%	21	bp
0 bp	111,776			12.03%	0	bp
-100 bp	108,203	(3,573)	(3)%	11.65%	(38	)bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. For the third quarter, the Bank’s sensitivity measure was at 26 basis points for the rates down 100 basis points scenario. The Bank’s interest rate risk sensitivity is very well balanced and has an interest rate risk profile that remains minimal in an up or down rate shock scenario.

Item 8. Financial Statements and Supplementary Data

FIRST PACTRUST BANCORP, INC.

Chula Vista, California

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by Crowe Horwath LLP, an independent registered public accounting firm.

/s/ Gregory A. Mitchell	/s/ Regan J. Lauer
Gregory A. Mitchell President and Chief Executive Officer	Regan J. Lauer Senior Vice President/Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First PacTrust Bancorp, Inc.

Chula Vista, California

We have audited the accompanying consolidated statements of financial condition of First PacTrust Bancorp, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Costa Mesa, CA

February 25, 2011

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2010 and 2009

(Amounts in thousands, except per share data)

	December 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$5,371	$7,132
Federal funds sold	—	23,580
Interest-bearing deposits	53,729	3,884

Total cash and cash equivalents	59,100	34,596
Securities available-for-sale	64,790	52,304
Federal Home Loan Bank stock, at cost	8,323	9,364
Loans, net of allowance of $14,637 at December 31, 2010 and $13,079 at December 31, 2009	678,175	748,303
Accrued interest receivable	3,531	3,936
Real estate owned, net	6,562	5,680
Premises and equipment, net	6,344	4,294
Bank owned life insurance investment	18,151	17,932
Prepaid FDIC assessment	3,521	5,013
Other assets	13,124	12,499

Total assets	$861,621	$893,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$15,171	$14,021
Interest-bearing	44,860	43,942
Money market accounts	89,708	81,771
Savings accounts	124,620	121,503
Certificates of deposit	371,949	397,195

Total deposits	646,308	658,432
Advances from Federal Home Loan Bank	75,000	135,000
Accrued expenses and other liabilities	4,304	3,004

Total liabilities	725,612	796,436
Commitments and contingent liabilities	—	—

SHAREHOLDER’S EQUITY
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference, 5,000,000 shares authorized, 19,300 shares issued and outstanding at December 31, 2009	—	19,094
Common stock, $.01 par value per share, 17,163,844 shares authorized; 9,863,390 shares issued and 8,693,228 shares outstanding at December 31, 2010; 5,445,000 shares issued and 4,244,486 shares outstanding at December 31, 2009	99	54
Class B non-voting non-convertible Common stock, $.01 par value per share, 2,836,156 shares authorized; 1,036,156 shares issued and outstanding at December 31, 2010; No shares issued or outstanding at December 31, 2009	10	—
Additional paid-in capital	119,998	67,958
Additional paid-in capital-warrants	3,172	—
Retained earnings	35,773	35,515
Treasury stock, at cost (December 31, 2010—1,170,162 shares, December 31, 2009—1,200,154 shares,)	(25,135)	(25,788)
Unearned Employee Stock Ownership Plan (ESOP) shares (December 31, 2010—42,320 shares, December 31, 2009—84,640 shares)	(507)	(1,015)
Accumulated other comprehensive income	2,599	1,667

Total shareholders’ equity	136,009	97,485

Total liabilities and shareholders’ equity	$861,621	$893,921

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except per share data)

	2010	2009	2008
Interest and dividend income
Loans, including fees	$35,439	$42,312	$45,234
Securities	5,289	4,266	141
Dividends and other interest-earning assets	216	88	521

Total interest and dividend income	40,944	46,666	45,896
Interest expense
Savings	783	1,429	2,225
NOW	108	202	471
Money market	573	815	2,351
Certificates of deposit	6,469	10,353	12,465
Federal Home Loan Bank advances	2,855	5,177	5,509

Total interest expense	10,788	17,976	23,021

Net interest income	30,156	28,690	22,875
Provision for loan losses	8,957	17,296	13,547

Net interest income after provision for loan losses	21,199	11,394	9,328
Noninterest income
Customer service fees	1,336	1,383	1,579
Mortgage loan prepayment penalties	1	42	70
Income from bank owned life insurance	219	369	540
Net gain on sales of securities available-for-sale	3,274	—	—
Other	49	19	13

Total noninterest income	4,879	1,813	2,202
Noninterest expense
Salaries and employee benefits	9,866	6,504	6,727
Occupancy and equipment	1,914	1,950	1,826
Advertising	232	178	319
Professional fees	947	564	587
Stationery paper, supplies, and postage	365	344	377
Data processing	1,152	1,022	1,080
ATM costs	297	363	387
FDIC expense	1,563	1,649	475
Loan servicing and foreclosure	1,118	1,141	290
Operating loss on equity investment	327	338	357
Valuation allowance for OREO	2,679	700	—
Loss on sale of other real estate owned	332	79	111
Other general and administrative	1,425	1,069	986

Total noninterest expense	22,217	15,901	13,522

Income/(loss) before income taxes	3,861	(2,694)	(1,992)
Income tax expense/(benefit)	1,036	(1,695)	(1,463)

Net income/(loss)	$2,825	$(999)	$(529)
Preferred stock dividends and discount accretion	960	1,003	109
Net income/(loss) available to common shareholders	$1,865	$(2,002)	$(638)

Basic earnings/(loss) per share	$.37	$(.48)	$(.15)

Diluted earnings/(loss) per share	$.37	$(.48)	$(.15)

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Additional Paid in capital Warrants	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2008	$—	$54	$67,537	$42,192	$(23,685)	$(2,031)	$—	$8	$84,075
Comprehensive income:
Net Loss	—	—	—	(529)	—	—	—	—	(529)
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	201	201

Total comprehensive income									(328)

Forfeiture and retirement of RRP	—	—	4	—	(4)	—	—	—	—
ESOP forfeitures used to reduce ESOP contribution	—	—	(35)	—	—	—	—	—	(35)
Stock option compensation expense	—	—	167	—	—	—	—	—	167
Stock awards earned	—	—	369	—	—	—	—	—	369
Issuance of stock awards	—	—	(131)	—	131	—	—	—	—
Issuance of 19,300 shares of preferred stock, net of issuance costs of $42	19,258	—	—	—	—	—	—	—	19,258
Issuance of warrant for 280,795 shares of common stock and amortization of preferred stock discount	(190)	—	193	(3)	—	—	—	—	—
Purchase of 149,924 shares of treasury stock	—	—	—	—	(2,178)	—	—	—	(2,178)
Employee stock ownership plan shares earned	—	—	78	—	—	508	—	—	586
Tax benefit/(loss) of RRP shares vesting	—	—	(27)	—	—	—	—	—	(27)
Dividends declared ($.74 per common share)	—	—	—	(3,058)	—	—	—	—	(3,058)
Preferred stock dividends	—	—	—	(106)	—	—	—	—	(106)

Balance at December 31, 2008	19,068	54	68,155	38,496	(25,736)	(1,523)	—	209	98,723
Comprehensive income:
Net loss	—	—	—	(999)	—	—	—	—	(999)
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	1,458	1,458

Total comprehensive loss									459

Forfeiture and retirement of stock	—	—	7	—	(7)	—	—	—	—
Stock option compensation expense	—	—	46	—	—	—	—	—	46
ESOP forfeitures used to reduce ESOP contribution			(63)		—				(63)
Stock awards earned	—	—	77	—	—	—	—	—	77
Additional issuance costs on preferred stock	(13)	—	—	—	—	—	—	—	(13)
Amortization of preferred stock discount	39	—	—	(39)	—	—	—	—	—
Purchase of 6,922 shares of treasury stock	—	—	—	—	(45)	—	—	—	(45)
Employee stock ownership plan shares earned	—	—	(218)	—	—	508	—	—	290
Tax benefit/(loss) of RRP shares vesting	—	—	(46)	—	—	—	—	—	(46)
Dividends declared ($.25 per common share)	—	—	—	(979)	—	—	—	—	(979)
Preferred stock dividends	—	—	—	(964)	—	—	—	—	(964)

Balance at December 31, 2009	$19,094	$54	$67,958	$35,515	$(25,788)	$(1,015)	—	$1,667	$97,485

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Additional Paid in capital Warrants	Accumulated Other Comprehensive Income	Total
Comprehensive income (loss):
Net Income	—	—	—	2,825	—	—	—	—	2,825
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	932	932

Total comprehensive income									3,757

Forfeiture and retirement of stock	—	—	10	—	(10)	—	—	—	—
Stock option compensation expense	—	—	94	—	—	—	—	—	94
Stock awards earned	—	—	29	—	—	—	—	—	29
Amortization of preferred stock discount	35	—	—	(35)	—	—	—	—	—
Repurchased of Preferred Stock	(19,129)	—	(171)	—	—	—	—	—	(19,300)
Issuance of stock awards	—	—	(668)	—	668	—	—	—	—
Issuance of warrants	—	—	—	—	—	—	3,172	—	3,172
Purchase of 506 shares of treasury stock	—	—	—	—	(5)	—	—	—	(5)
Employee stock ownership plan shares earned	—	—	(53)	—	—	508	—	—	455
Tax benefit/(loss) of RRP shares vesting	—	—	(6)	—	—	—	—	—	(6)
Dividends declared ($.25 per common share)	—	—	—	(1,503)	—	—	—	—	(1,503)
Preferred stock dividends	—	—	—	(925)	—	—	—	—	(925)
Warrant dividends	—	—	—	(104)	—	—	—	—	(104)
Net proceeds from stock issuance	—	55	52,805	—	—	—	—	—	52,860

Balance at December 31, 2010	$—	$109	$119,998	$35,773	$(25,135)	$(507)	$3,172	$2,599	$136,009

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2010, 2009, and 2008

(Amounts in thousands, except per share data)

	2010	2009	2008
Cash flows from operating activities
Net income/(loss)	$2,825	$(999)	$(529)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Provision for loan losses	8,957	17,296	13,547
Net accretion of securities	(1,765)	(1,900)	(71)
Depreciation and amortization	390	446	447
Employee stock ownership plan compensation expense	455	290	586
Stock option compensation expense	94	46	167
Stock award compensation expense	29	77	369
Bank owned life insurance income	(219)	(369)	(540)
Operating loss on equity investment	327	338	357
Impairment of securities	—	15	16
Gain on sale of securities available-for-sale	(3,274)	—	—
Loss on sale of real estate owned	332	79	111
(Gain)/Loss on sale of property and equipment	(3)	3	—
Deferred income tax (benefit)/expense	(1,050)	103	(5,398)
Increase in valuation allowances on other real estate owned	2,679	700	—
Write down of other real estate owned	—	—	42
Interest capitalized on negative amortizing loans	—	(16)	(571)
Federal Home Loan Bank stock dividends	—	—	(392)
Net change in:
Deferred loan costs	438	319	(373)
Accrued interest receivable	460	263	(230)
Other assets	12,170	(7,299)	(263)
Accrued interest payable and other liabilities	431	(2,397)	(336)

Net cash provided by operating activities	23,276	6,995	6,939
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	4,525	—	—
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	18,665	10,040	4,517
Purchases of securities available-for-sale	(29,110)	(40,607)	(17,244)
Funding of equity investment	—	—	—
Loan originations and principal collections, net	36,273	14,581	(96,794)
Purchase of loans	(182)	—	—
Redemption of Federal Home Loan Bank stock	1,041	—	—
Purchase of Federal Home Loan Bank stock	—	—	(2,130)
Net change in other interest-bearing deposits	—	893	99
Proceeds from sale of real estate owned	10,496	6,182	1,041
Proceeds from sale of equipment	4	—	—
Additions to premises and equipment	(2,441)	(295)	(140)

Net cash from investing activities	39,271	(9,206)	(110,651)
Cash flows from financing activities
Net increase/(decrease) in deposits	(12,124)	60,255	24,026
Net change in Federal Home Loan Bank open line	—	—	(36,700)
Repayments of Federal Home Loan Bank advances	(60,000)	(60,000)	(45,000)
Proceeds from Federal Home Loan Bank advances	—	20,000	145,000
Net proceeds from stock issuance	52,860	—	—
Purchase of treasury stock	(5)	(45)	(2,178)
Issuance of warrants	3,172	(13)	19,258
Repurchase of preferred stock	(19,300)	—	—
Tax benefit/(loss) from RRP shares vesting	(6)	(46)	(27)
ESOP forfeiture to reduce ESOP contribution	—	(63)	(35)
Exercise of stock options	—	—	—
Tax benefits from exercise of stock options	—	—	—
Dividends paid on preferred stock	(925)	(964)	(106)
Dividends paid on common stock	(1,715)	(1,554)	(3,085)

Net cash from financing activities	(38,043)	17,570	101,153

Net change in cash and cash equivalents	24,504	15,359	(2,559)
Cash and cash equivalents at beginning of year	34,596	19,237	21,796

Cash and cash equivalents at end of year	$59,100	$34,596	$19,237

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$10,931	$18,193	$23,106
Income taxes paid	3,850	1,750	3,792
Supplemental disclosure of noncash activities
Transfer from loans to loans provided for sales of other real estate owned	145	1,002	—
Transfer from loans to real estate owned, net	13,962	12,242	1,241

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized holding gains and losses, net of taxes, reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See further discussion in Note 2- Securities.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

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

Affordable Housing Fund: The Company has a 19% equity investment in an affordable housing fund originally totaling $4.2 million for purposes of obtaining tax credits and for Community Reinvestment Act purposes. This investment is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the Fund. The Company obtains tax credits from these investments which reduce income tax expense for a period of 10 years. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. For years ending 2010, 2009 and 2008 our share of the fund’s operating loss was $327 thousand, $338 thousand and $357 thousand respectively. The balance of the investment at December 31, 2010 and December 31, 2009 was $1.9 million and $2.2 million, respectively, and is included in other assets.

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

Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate by management to provide for probable incurred loan losses. The allowance is increased by provisions charged against income, while loan losses are charged against the allowance when management deems a loan balance to be uncollectible. Subsequent recoveries, if any, are credited to the allowance. The Company performs an analysis of the adequacy of the allowance on a monthly basis. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company evaluates all impaired loans individually under the

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

guidance of ASC 310, primarily through the evaluation of collateral values and cash flows. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are also measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at the fair value of collateral if repayment is expected solely from the collateral. The general component covers loans that are not impaired and is determined by portfolio segment and is based on actual loss history experienced by the Company over the most recent 12 months. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; effects of changes in credit concentrations and other factors. The historical loss analysis is also combined with a comprehensive loan to value analysis to analyze the associated risks in the current loan portfolio. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination.

The following portfolio segments have been identified: one-to four- family-fully amortizing, one-to four- family-negatively amortizing, one-to four-family interest only, multi-family, multi-family-negative amortizing, condominium conversions, secured commercial, unsecured commercial, land, home equity lines of credit, Green account- 1st trust deeds, Green account- 2nd trust deeds, Green account- multi-family, Green account- land, Green account- commercial, auto and other consumer. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all loans delinquent over 60 days and non-homogenous loans such as commercial and commercial real estate loans. Classification of problem single family residential loans is performed on a monthly basis while analysis of non-homogenous loans is performed on a quarterly basis.

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

Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2007 and for all state income taxes before 2006. The Company expects the total amount of unrecognized tax benefits to be recognized in 2010.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at December 31, 2010 and 2009.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of shareholders’ equity. Compensation expense is based on the average market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduces retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. During 2010, 2009 and 2008, 144, 3,289 and 1,820 shares were forfeited, respectively. Per the provisions of the ESOP plan, forfeited shares were sold out of the plan and used to reduce the Company’s contribution resulting in a reduction of compensation expense in 2010, 2009 and 2008 of $2 thousand, $81 thousand, and $52 thousand respectively.

Earnings Per Common Share: Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. ESOP

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

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

Adoption of New Accounting Standards: In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses. According to the guidance, there are two levels of detail at which credit information must be presented—the portfolio segment level and class level. The portfolio segment level is defined as the level where financing receivables are aggregated in developing a Company’s systematic method for calculating its allowance for credit losses. The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Companies will now be required to provide the following disclosures as a result of this update; a rollforward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/aging information by class as of period end; information surrounding the nature and extent of loan modifications and troubled-debt restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period. The increased period-end disclosure requirements become effective for periods ending on or after December 15, 2010, with the exception of the additional disclosures surrounding troubled-debt restructurings which were deferred in December 2010 and will be required for annual and interim reporting periods ending on or after June 15, 2011. The increased disclosures

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

for activity within a reporting period become effective for periods beginning on or after December 15, 2010. The provisions of this update expanded the Company’s current disclosures with respect to the credit quality of our financing receivables in addition to our allowance for loan losses.

Newly Issued But Not Yet Effective Accounting Standards: In December 2010, the FASB issued an accounting standard update focused on the disclosure of supplementary pro-forma information in business combinations. The purpose of the update was to eliminate diversity in practice surrounding the interpretation of select revenue and expense pro-forma disclosures. The update provides guidance as to the acquisition date that should be selected when preparing the pro-forma financial disclosures, in the event that comparative financial statements are presented the acquisition date assumed for the pro-forma disclosure shall be the first day of the preceding, comparative year. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2—SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities investment securities portfolio at December 31, 2010 and 2009 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2010
Available-for sale
U.S. government-sponsored entities and agencies	$5,036	$19	$—	$5,055
Private label residential mortgage-backed securities	49,933	4,545	(232)	54,246
Federal National Mortgage Association	3	—	—	3
Government National Mortgage Association	5,402	84	—	5,486

Total securities available for sale	$60,374	$4,648	$(232)	$64,790

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2009
Available-for sale
U.S. government-sponsored entities and agencies	$5,141	$27	$—	$5,168
Private label residential mortgage-backed securities	44,324	3,188	(381)	47,131
Federal National Mortgage Association	4	—	—	4
Government National Mortgage Association	1	—	—	1

Total securities available for sale	$49,470	$3,215	$(381)	$52,304

The proceeds from sales and calls of securities available-for-sale and the associated gains are listed below:

	2010	2009	2008
Proceeds from sales of securities	$4,525	$—	$—
Realized gains	$3,274	$—	$—
Realized losses	$—	$—	$—

The tax provision related to these net realized gains and losses was $868 for 2010.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Amortized Cost	Fair Value
Maturity
Available-for-sale
Within one year	$5,036	$5,055
One to five years	3	3
Five to ten years	—	—
Private label residential mortgage backed and agency securities	55,335	59,732

Total	$60,374	$64,790

At year-end 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Private label residential mortgage-backed securities	$11,547	$(232)	$—	$—	$11,547	$(232)

Total available-for-sale	$11,547	$(232)	$—	$—	$11,547	$(232)

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

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

As of December 31, 2010, the Company’s security portfolio consisted of twenty-seven securities, four of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s private label residential mortgage-backed securities, as discussed below.

The Company’s private label residential mortgage-backed securities that are in a loss position had a market value of $11.5 million with unrealized losses of approximately $232 thousand at December 31, 2010. These non-agency private label residential mortgage-backed securities were rated AAA at purchase and are not within the scope of ASC 325. The Company monitors to insure it has adequate credit support and as of December 31, 2010, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Of the $64.8 million securities

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

portfolio, $41.0 million were rated AAA or AA, $1.0 million were rated as A, and $22.8 million were rated BBB as of December 31, 2010.

During the years ended December 31, 2010 and 2009, the Company determined that no securities were other-than-temporarily impaired due to current market conditions.

NOTE 3—LOANS

Loans receivable consist of the following:

	2010	2009
One-to-four-family- fully amortizing	$177,360	$111,357
One-to-four-family- negatively amortizing	$29,733	$31,755
One-to-four-family- interest only	$147,914	$282,013
Multi-family	17,207	19,114
Condominium conversions	12,038	12,307
Commercial real estate- secured	32,820	33,685
Commercial real estate- unsecured	6,215	6,215
Land	10,660	13,549
Real estate secured-first trust deeds (Green acct)	214,509	208,945
Real estate secured-second trust deeds (Green acct)	9,260	8,661
Commercial real estate (Green acct)	13,749	14,297
Multi-family (Green acct)	3,795	2,814
Land (Green acct)	4,168	2,471
HELOCs	9,383	9,767
Other consumer	1,583	1,465
Auto	65	138
Commercial non-real estate	529	567

Total	690,988	759,120
Allowance for loan losses	(14,637)	(13,079)
Net deferred loan costs	1,824	2,262

Loans receivable, net	$678,175	$748,303

At December 31, 2010, the Company has a total of $423.4 million in interest only mortgage loans (including Green Account loans) and $32.1 million in loans with potential for negative amortization. At December 31, 2009, the Company has a total of $506.3 million in interest only mortgage loans (including Green Account loans) and $33.8 million in loans with potential for negative amortization. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

Activity in the allowance for loan losses is summarized as follows:

	2010	2009	2008
Balance at beginning of year	$13,079	$18,286	$6,240
Loans charged off	(7,531)	(22,505)	(1,551)
Recoveries of loans previously charged off	132	2	50
Provision for loan losses	8,957	17,296	13,547

Balance at end of year	$14,637	$13,079	$18,286

Loans charged off in 2010 primarily included specific valuation charge offs for various one to-four- family properties and two land loans totaling $6.9 million.

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on impairment method as of December 31, 2010:

	One-to four- Family Fully Amortizing	Negatively Amortizing One-to four- Family	Interest Only One-to four- Family	Multi- Family	Condominium Conversions	Commercial	Unsecured Commercial	Land
Allowance for loans losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	114	69	1,677	—	2,083	—	—	—
Collectively evaluated for impairment	2,331	854	2,487	43	256	236	47	208

Total ending allowance balance	$2,445	$923	$4,164	$1,854	$528	$236	$47	$208

Loans:
Loans individually evaluated for impairment	3,214	2,418	14,191	—	10,466	1,394	—	9,715
Loans collectively evaluated for impairment	174,147	27,315	133,722	17,207	1,572	31,426	6,215	945

Total ending loans balance	$177,361	$29,733	$147,913	$17,207	$12,038	$32,820	$6,215	$10,660

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

	HELOCS	Green- 1st Trust Deeds	Green- 2nd Trust Deeds	Green- Multi-1st TD’s	Green- Land	Green- Comm-1st TDs	Auto	Other Consumer	Commercial- non real estate	TOTAL
Allowance for loans losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	44	375	—	—	—	—	—	—		4,362
Collectively evaluated for impairment	230	1,668	258	9	859	96	3	73	4	9,662
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

Total ending allowance balance	$274	$2,043	$258	$9	$859	$96	$3	$73	$4	$14,024

Loans:
Loans individually evaluated for impairment	108	7,473	—	—	—	916	—	5	14	49,915
Loans collectively evaluated for impairment	9,275	207,036	9,260	3,795	4,168	12,833	65	1,578	515	641,073
Loans acquired with deteriorated quality	—	—	—	—	—	—	—	—	—	—

Total ending loans balance	$9,383	$214,509	$9,260	$3,795	$4,168	$13,749	$65	$1,583	$529	$690,988

Individually impaired loans were as follows:

	2010	2009
Year-end loans with no allocated allowance for loan losses	$25,979	$12,715
Year-end loans with allocated allowance for loan losses	23,936	38,137

Total	49,915	50,852

Amount of the allowance for loan losses allocated	$4,363	$6,488

	2010	2009	2008
Average of individually impaired loans during year	$33,662	$47,214	$26,193
Interest income recognized during impairment	1,785	820	732
Cash-basis interest income recognized	1,555	595	732

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
One-to four-family	$7,807	$8,196	$—
Multi-family	—	—	—
Commercial real estate	1,394	1,398	—
Land	9,715	10,625	—
Construction loans	—	—	—
Real estate secured-first trust deeds (Green acct)	6,127	6,447	—
Real estate secured-second trust deeds (Green acct)	—	—	—
Commercial real estate (Green acct)	916	961	—
Multi-family (Green acct)	—	—	—
Land (Green acct)	—	—	—
Consumer	5	5	—
Commercial business	15	16	—

With an allowance recorded:
One-to four-family	$12,016	$10,369	$1,860
Multi-family	10,466	8,421	2,084
Commercial real estate	—	—	—
Land	—	—	—
Construction loans	—	—	—
Real estate secured-first trust deeds (Green acct)	1,346	1,046	375
Real estate secured-second trust deeds (Green acct)	—	—	—
Commercial real estate (Green acct)	—	—	—
Multi-family (Green acct)	—	—	—
Land (Green acct)	—	—	—
Consumer	108	74	44
Commercial business	—	—	—

Total	$49,915	$47,558	$4,363

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	2010	2009
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	$38,830	$46,172

Nonaccrual loans consist of the following:

	2010	2009
One-to-four-family	$16,921	$24,443
Multi-family	8,501	10,519
Land	9,715	7,247
Real estate secured-first trust deeds (Green acct)	3,691	3,855
Consumer	2	108

Total	$38,830	$46,172

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

Nonaccrual loans are individually evaluated for impairment. Loans totaling $7.3 million that were classified impaired at December 31, 2010 are on accrual status and represent troubled debt restructured loans that have been paying in accordance with the modified terms for a minimum of six months.

The following table presents the aging of the principal balances in past due loans as of December 31, 2010 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Total Loans Not Past Due
One-to four-family	10,653	7,189	13,518	31,360	323,647
Multi-family	540	—	—	540	28,705
Non-Residential	665	—	—	665	38,370
Land	2,538	—	7,582	10,120	540
Construction loans	—	—	—	—	—
Real estate secured-first trust deeds (Green acct)	6,472	2,756	—	9,228	205,281
Real estate secured-second trust deeds (Green acct)	698	—	—	698	8,562
Commercial real estate (Green acct)	—	—	—	—	13,749
Multi-family (Green acct)	—	—	—	—	3,795
Land (Green acct)	—	—	—	—	4,168
Consumer	4	2	2	8	11,023
Commercial business	—	—	—	—	529

Total	$21,570	$9,947	$21,102	$52,619	$638,369

Troubled Debt Restructurings:

The Company has allocated $3.1 million and $3.5 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010 and 2009. The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at December 31, 2010 or December 31, 2009.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company performs an historical loss analysis that is combined with a comprehensive loan to value analysis to analyze the associated risks in the current loan portfolio. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all loans delinquent over 60 days and non-homogenous loans such as commercial and commercial real estate loans. Classification of problem single family residential loans is performed on a monthly basis while analysis of non-homogenous loans is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans not rated are evaluated based on payment history.

	Pass	Special Mention	Substandard	Doubtful	Not Rated	TOTAL
Real Estate:
One-to four-family	10,733	18,784	18,738	—	306,752	355,007
Multi-family	791	1,965	8,502	—	17,987	29,245
Commercial real estate	7,215	2,134	8,975	—	30,426	39,035
Land	—	9,614	101	—	944	10,660
Construction	—	—	—	—	—	—
Real estate secured-first trust deeds (Green acct)	15,720	11,049	4,329	—	183,411	214,509
Real estate secured-second trust deeds (Green acct)	1,238	863	—	—	7,159	9,260
Commercial real estate (Green acct)	—	3,766	916	—	9,067	13,749
Multi-family (Green acct)	—	—	—	—	3,795	3,795
Land (Green acct)	—	—	—	—	4,168	4,168
Consumer	326	145	110	—	10,450	11,031
Commercial business	500	15	—	—	14	529

Total	$600,982	$48,335	$41,671	$—	$574,174	$690,988

NOTE 4—REAL ESTATE OWNED

Activity in the valuation allowance was as follows:

	2010	2009	2008
Beginning of year	$700	$—	$—
Additions charged to expense	2,679	700	—
Direct write-downs	—	—	—

End of year	$3,379	$700	$—

Of the valuation allowance of $2.7 million charged to expense during 2010, $2.1 million was expensed based on a pending purchase of the underlying construction property.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

Expenses related to foreclosed assets included in loan servicing and foreclosure expenses on the consolidated statement of operations are as follows:

	2010	2009	2008
Net loss on sales	$332	$79	$111
Operating expenses, net of rental income	841	877	80

	$1,173	$956	$191

Real Estate loans sold on contract	$1,147	$1,002	$—

Deferred gain on real estate sold on contract	$52	$54	$—

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	2010	2009
Land and improvements	$1,638	$1,638
Buildings	6,058	3,954
Furniture, fixtures, and equipment	3,432	3,147
Leasehold improvements	1,082	1,074

Total	12,210	9,813
Less accumulated depreciation and amortization	(5,866)	(5,519)

Premises and equipment, net	$6,344	$4,294

Depreciation expense was $390, $446, and $447 for 2009, 2008, and 2007, respectively.

Pursuant to the terms of non cancelable lease agreements in effect at December 31, 2010 pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows, before considering renewal options that generally are present.

2011	$484
2012	402
2013	401
2014	242
2015 and thereafter	350

Total	$1,879

Total rent expense for the years ended December 31, 2010, 2009, and 2008 amounted to $372 thousand, $373 thousand, and $349 thousand, respectively.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

NOTE 6—DEPOSITS

Certificate of deposit accounts with balances of $100 thousand or more totaled $216.8 million and $216.5 million at December 31, 2010 and 2009, respectively. There were no brokered certificates of deposit at December 31, 2010 and 2009. The Bank has agreed with its primary regulator to limit future brokered deposit balances to no more than $20.0 million.

The scheduled maturities of time deposits at December 31, 2010 are as follows:

2011	$271,477
2012	54,957
2013	37,496
2014	4,633
2015	3,386

Total	$371,949

NOTE 7—FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2010, all of the Bank’s advances from the FHLB are fixed and had interest rates ranging from 1.66% to 3.84% with a weighted average rate of 3.02%. At December 31, 2009, the fixed interest rates on the Bank’s advances from the FHLB ranged from 1.66% to 3.84% with a weighted average rate of 3.10%. The contractual maturities by year of the Bank’s advances are as follows:

	2010	2009
2010	$—	$60,000
2011	55,000	55,000
2012	20,000	20,000

Total advances	$75,000	$135,000

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At December 31, 2010 and 2009, the Bank’s advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $321.4 million and $399.3 million, respectively, and the Bank’s investment of capital stock of FHLB of San Francisco of $8.3 and $9.4 million. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow an additional $97.4 million at December 31, 2010. In addition, the Company has an available line of credit totaling $99.8 million with the Federal Reserve Bank at December 31, 2010.

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

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

repaid by the ESOP with funds from the Company’s contributions to the ESOP and earnings on ESOP assets. Principal payments are scheduled to occur over a ten-year period. Dividends on allocated and/or unearned shares first reduce accrued interest and secondly principal.

During 2010, 2009, and 2008, 42,320 shares of stock with an average fair value $9.16, $6.80, and $13.67 per share were committed to be released, resulting in ESOP compensation expense of $314 thousand, $146 thousand, and $374 thousand, respectively for each year. During 2010 and 2009, 144 and 3,289 shares were forfeited. Per the terms of the ESOP plan, the forfeited shares were sold out of the plan and the proceeds were used to reduce the Company’s contribution resulting in a reduction of compensation expense during 2010, 2009 and 2008 of $2 thousand, $81 thousand and $52 thousand, respectively. Shares held by the ESOP at December 31, 2010 and 2009 are as follows:

Shares held by the ESOP were as follows:

	2010	2009
Allocated shares to participants	312,079	280,093
Unearned shares	41,320	84,640

Total ESOP shares	354,399	364,733

Fair value of unearned shares at year end	$562	$453

NOTE 9—INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2010	2009	2008
Current tax provision
Federal	$2,416	$(1,798)	$2,904
State	988	—	1,031

	3,404	(1,798)	3,935
Deferred tax (benefit) expense
Federal	(1,757)	199	(4,101)
State	(611)	(96)	(1,297)

	(2,368)	103	(5,398)

	$1,036	$(1,695)	$(1,463)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2010	2009	2008
Statutory federal tax rate	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	6.6	(8.6)	(8.5)
California housing fund investment	(11.3)	(16.1)	(21.3)
Bank owned life insurance	(1.9)	(4.7)	(9.2)
Other, net	(0.6)	(0.5)	(0.4)

Effective tax rates	26.8%	(62.9)%	(73.4)%

The components of the net deferred tax asset, included in other assets, are as follows:

	2010	2009
Deferred tax assets
Allowance for loan losses	$6,031	$5,318
Section 475 mark-to-market adjustment	1,817	1,166
Stock Option Plan	28	285
Deferred California tax	348	—
Investment in Partnership	125	125
Depreciation	83	102
Low income housing credit carryforward	—	419
Mark-to-market securities	1,817	1,166
REO write-downs	1,390	288
California net operating loss	407	358
Other	398	463

	12,444	9,690
Deferred tax liabilities
Deferred loan costs	(751)	(931)
FHLB stock dividends	(677)	(761)
FAS115 Deferred tax asset adjustment	(1,817)	(1,166)
Unrealized gain on securities available-for-sale	—	—
RRP Plan	(58)	(61)
Other	(205)	(202)

	(3,508)	(3,121)

Net deferred tax asset	$8,937	$6,569

No valuation allowance was provided on deferred tax assets as of December 31, 2010 and 2009 as it was determined that it was more likely than not that the Company will be able to fully utilize the deferred tax asset. The Company has not implemented any tax return positions that have not been fully recognized for financial statement purposes based upon management’s evaluation of the probability of the benefit being realized.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end:

	Contract Amount December 31,
	2010		2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$—	$1,160	$—	$—
Unused lines of credit	4,761	44,679	5,257	48,644
Standby letters of credit	10	10	10	10

Commitments to make loans are generally made for periods of 30 days or less.

Financial instruments that potentially subject the Bank to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, and loans. At December 31, 2010 and 2009, the Bank had deposit accounts with balances totaling approximately $53.7 million and $5.5 million respectively, in other financial institutions.

NOTE 11—REGULATORY CAPITAL MATTERS

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2010, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2010 and 2009, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. In 2010 the Bank committed to its’ regulatory agency to maintain core and risk-based capital ratios of 8.0% and 12.0%, respectively, while the Bank is facing adverse market conditions.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital (to risk- weighted assets)	$103,652	16.17%	$51,296	8.00%	$64,121	10.00%
Tier 1 capital (to risk- weighted assets)	95,637	14.92	25,648	4.00	38,472	6.00
Tier 1 (core) capital (to adjusted tangible assets)	95,637	11.14	34,340	4.00	42,925	5.00
December 31, 2009
Total capital (to risk- weighted assets)	$88,415	13.11%	$53,939	8.00%	$67,424	10.00%
Tier 1 capital (to risk- weighted assets)	81,824	12.14	26,969	4.00	40,454	6.00
Tier 1 (core) capital (to adjusted tangible assets)	81,824	9.18	35,640	4.00	44,550	5.00

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met at December 31, 2010.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. At December 31, 2010, the Bank had $1.1 million available to pay dividends to the holding company.

NOTE 12—PREFERRED STOCK

On November 21, 2008, as part of the United States Department of the Treasury’s (the “Treasury”) Capital Purchase Program made available to certain financial institutions in the U.S. pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company and the Treasury entered into a Letter Agreement including the Securities Purchase Agreement—Standard Terms Incorporated therein (the “Purchase Agreement”) pursuant to which the Company issued to the Treasury in exchange for aggregate consideration of $19.3 million, (i) 19,300 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 280,795 shares (the “Warrant Common Stock”), of the Company’s common stock, par value $0.01 per share, with an exercise price of $10.31 per share. In connection with the private placement completed on November 1, 2010, the Company redeemed the $19.3 million of Series A Preferred Stock issued to the U.S. Treasury on December 15, 2010. See further discussion in Note 21- Subsequent Events.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

NOTE 13—EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) plan whereby substantially all employees participate in the plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions, to be determined annually by the Board of Directors, on the first 4% of the employee’s compensation contributed to the plan. Matching contributions vest to the employee at the end of the calendar year in which the contribution was made. For the years ended December 31, 2010, 2009, and 2008, expense attributable to the plan amounted to $148 thousand, $128 thousand, and $126 thousand.

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

NOTE 14—STOCK COMPENSATION

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for both plans was $123 thousand, $123 thousand and $536 thousand for 2010, 2009 and 2008. The total income tax benefit and/or recovery was $6 thousand, $46 thousand, and $27 thousand.

RRP Plan: A Recognition and Retention Plan (RRP) provides for issue of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value at date of grant. Pursuant to its 2003 stock-based incentive plan, total shares issuable under the plan are 211,600. At December 31, 2010, there are no more shares remain for issuance. There were 9,598 shares granted during 2010 under the RRP. There were 600 shares forfeited in 2010 and 400 shares forfeited in 2009. These shares vest over a five-year period. Additionally, 21,500 one-time inducement restricted shares were granted during 2010 to newly hired executive officers. Of these shares, none were exercised during the year. These one-time inducement shares vest over a three year period. Compensation expense for restricted stock awards totaled approximately $29 thousand, $77 thousand and $369 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

A summary of changes in the Company’s nonvested shares for the year follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at January 1, 2010	4,640	$15.19
Granted	9,598	$11.35
Vested	1,260	$17.96
Forfeited/expired	600	$17.00

Nonvested at December 31, 2010	12,378	$11.35

During the fourth quarter of 2010, an additional 21,500 inducement shares were awarded to newly hired executives. These shares were awarded at an average fair value of $11.57. As of December 31, 2010, there was $186 thousand of total unrecognized compensation cost related to 33,878 nonvested shares granted. The cost is expected to be recognized over a weighted-average period of less than 3 years. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $12 thousand, $65 thousand, and $554 thousand.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

SOP Plan: A Stock Option Plan (SOP) provides for issue of options to directors, officers, and employees. The Company adopted the SOP during 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. At December 31, 2010, the number of shares available for future awards was 16,500. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant.

The fair value of options granted are computed using option pricing models, using the following weighted-average assumptions as of grant date. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2010 or 2009 under the current SOP. There were 770,000 one-time inducement options issued to newly hired executive officers during 2010 at an average fair value of $11.42. These one-time inducement options were granted outside of the existing SOP plan and are not a part of a new SOP plan. Of the 770,000 shares issued in 2010, 240,000 shares were contingent upon employment commencing in 2011. None of these options were exercised during 2010. These options have a three year vesting.

	November 17, 2010	November 1, 2010
Options granted	65,000	465,000
Estimated fair value of stock options granted	2.67	2,58
Risk-free interest rate	0.81%	0.50%
Expected term	3 years	3 years
Expected stock price volatility	40.17%	40.16%
Dividend yield	2.83%	2.83%

A summary of the activity for 2010 in the SOP is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at Beginning of year	482,396	$18.32
Granted	—	—
Exercised	—	—
Forfeited or expired	(482,396)	18.32

Outstanding at end of year	—	$—

Fully vested and expected to vest	—	—

Options exercisable at year-end	—	—

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

Information related to the stock option plan during each year follows:

	2010	2009	2008
Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercises	—	—	—
Tax benefit realized from option exercises	—	—	—

As of December 31, 2010, there was $1.2 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of less than 3 years. There were 770,000 one-time inducement options issued to newly hired executive officers during 2010 at an average fair value of $11.42. These one-time inducement options were granted outside of the existing SOP plan and are not a part of a new SOP plan. Of the 770,000 shares issued in 2010, 240,000 shares were contingent upon employment commencing in 2011. None of these options were exercised during 2010. These options have a three year vesting.

Warrants: On November 1, 2010, the Company issued warrants to TCW Shared Opportunity Fund V, L.P. for up to 240,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to anti-dilutive adjustments. These warrants are exercisable from the date of issuance through November 1, 2015. On November 1, 2010, the Company also issued warrants to COR Advisors LLC to purchase up to 1,395,000 shares of non-voting stock at an exercise price of $11.00 per share, subject to antidilutive adjustments. These warrants are exercisable with respect to 95,000 shares on January 1, 2011 and an additional 130,000 shares on the first day of each of the next ten calendar quarterly periods beginning with April 1, 2011, subject to earlier vesting upon a “change in control” of our company or in the discretion of our board of directors. These warrants are exercisable with respect to each vesting tranche for five years after the tranche’s vesting date. The warrants are exercisable for voting common stock in lieu of non-voting common stock following the transfer of the warrants in a widely disbursed offering or in other limited circumstances.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

NOTE 15—EARNINGS/(LOSS) PER COMMON SHARE

The factors used in the earnings/(loss) per share computation follow.

	2010	2009	2008
Basic
Net income/(loss)	$2,825	$(999)	$(529)
Less: Dividends on preferred stock	(925)	(964)	(106)
Less: Imputed dividends	(35)	(39)	(3)

Net income/(loss) available to common shareholders	$1,865	$(2,002)	$(638)

Weighted average common shares outstanding	5,108,075	4,158,044	4,160,263

Basic earnings/(loss) per share	$0.37	$(0.48)	$(0.15)
Diluted
Net income/(loss) available to common shareholders	$1,865	$(2,002)	$(638)

Weighted average common shares outstanding for basic earnings/(loss) per common share	5,108,075	4,158,044	4,160,263
Add: Dilutive effects of stock options	—	—	—
Add: Dilutive effects of stock awards	—	—	—
Add: Dilutive effects of warrants	—	—	—

Average shares and dilutive potential common shares	5,108,075	4,158,044	4,160,263

Diluted earnings/(loss) per common share	$0.37	$(0.48)	$(0.15)

There were no stock options considered in computing diluted earnings per common share for 2010, 2009 or 2008 as they were antidilutive.

NOTE 16—RELATED-PARTY TRANSACTIONS

The Company has granted loans to certain officers and directors and their related interests.

Activity in the loan accounts of officers and directors and their related interests follows for the year ended December 31, 2010:

Balance at beginning of year	$385
Loans originated	—
Principal repayments	(288)

Balance at end of year	$97

Deposits from principal officers, directors, and their related interests at year-end 2010 and 2009 were $3.3 million and $2.7 million, respectively.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

NOTE 17—FAIR VALUES OF FINANCIAL INSTRUMENTS

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

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

Assets and Liabilities Measured on a Recurring and Non Recurring Basis

Available for sale securities are measured at fair value on a recurring basis, impaired loans and real estate owned are measured at fair value on a non-recurring basis.

	Carrying Value	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
U.S. government sponsored entities and agency securities (recurring)	$5,055	$—	$5,055	$—
Private label residential mortgage-backed securities (recurring)	$54,246	$—	$—	$54,246
Federal National Mortgage Association securities (recurring)	$3	$—	$3	$—
Government National Mortgage Association securities (recurring)	$5,485 —	$—	$5,485	$—
Impaired loans (non recurring)	$23,936	$—	$—	$23,936
Real estate owned assets (non recurring)	$6,562	$—	$—	$6,562

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2010:

Investment Securities Available-for-sale
Balance of recurring Level 3 assets at January 1, 2010	$47,131
Total gains or losses (realized/unrealized):	$—
Included in earnings—realized	$—
Included in earnings—unrealized	$—
Included in other comprehensive income	$1,590
Purchases	$29,110
Sales, issuances and settlements	$(18,099)
Net transfers in and/or out of Level 3	$—
Balance of recurring Level 3 assets at December 31, 2010	$59,732

There were no significant transfers between Level 1 and Level 2 during 2010.

Impaired loans, with specific valuation allowances are measured for impairment using the fair value of the collateral for collateral dependent loans and had a carrying amount of $19.6 million, net of a valuation allowance of $4.4 million at December 31, 2010. During the year ended December 31, 2010, a provision of $4.4 million was made for these loans, net of charge-offs previously provided.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net had a carrying amount of $6.5 million, which is made up of the outstanding balance of $9.9 million, net of a valuation allowance of $3.4 million at December 31, 2009, resulting in expense of $2.7 million for the year ending December 31, 2010.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

	Carrying Value	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
U.S. government sponsored entities and agency securities (recurring)	$5,168	$—	$5,168	$—
Private label residential mortgage-backed securities (recurring)	$47,131	$—	$—	$47,131
Federal National Mortgage Association securities (recurring)	$4	$—	$4	$—
Government National Mortgage Association securities (recurring)	$1	$—	$1	$—
Impaired loans (non recurring)	$38,137	$—	$—	$38,137
Real estate owned assets (non recurring)	$5,680	$—	$—	$5,680

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

At December 31, 2009, impaired loans had a carrying amount of $31.6 million, net of a valuation allowance of $6.5 million. During the year ended December 31, 2009, a provision of $6.5 million, net of charge-offs previously provided was made for those loans.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

In accordance with ASC 825-10, the carrying amounts and estimated fair values of financial instruments, at December 31, 2010 and December 31, 2009 were as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$59,100	$59,100	$34,596	$34,596
Securities available-for-sale	64,790	64,790	52,304	52,304
FHLB stock	8,323	N/A	9,364	N/A
Loans receivable, net	678,175	690,229	748,303	755,711
Real estate owned, net	6,562	6,562	5,680	5,680
Accrued interest receivable	3,531	3,531	3,936	3,936
Financial liabilities
Deposits	$646,308	$628,319	$658,432	$660,963
Advances from the FHLB	75,000	75,959	135,000	137,578
Accrued interest payable	225	225	367	367

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

NOTE 18—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income components and related taxes were as follows:

	2010	2009	2008
Unrealized holding gains/(losses) on securities available for sale	$1,582	$2,493	$325
Less: Reclassification adjustments for gains/(losses) recognized in income	—	(15)	16

Net unrealized gains (losses)	1,582	2,478	341
Tax effect	(651)	(1,020)	(140)

Other comprehensive income (loss)	$931	$1,458	$201

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

NOTE 19—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31
2010
Interest income	$10,519	$9,990	$10,638	$9,798
Interest expense	3,179	2,965	2,499	2,145

Net interest income	7,340	7,025	8,139	7,653
Provision for loan losses	2,214	5,634	781	328
Noninterest income	367	364	454	3,694
Noninterest expense	4,259	4,925	3,846	9,187

Income/(loss) before income taxes	1,234	(3,170)	3,966	1,832
Income tax expense/(benefit)	359	(713)	934	456

Net income/(loss)	$875	$(2,457)	$3,032	$1,376
Dividends on preferred stock	250	251	251	207

Net income/(loss) available to common shareholders	$625	$(2,708)	$2,781	$1,169

Basic earnings/(loss) per share	$0.15	$(0.65)	$0.66	$0.15

Diluted earnings/(loss) per share	$0.15	$(0.65)	$0.66	$0.15

2009
Interest income	$12,064	$12,094	$11,515	$10,993
Interest expense	5,170	4,816	4,248	3,742

Net interest income	6,894	7,278	7,267	7,251
Provision for loan losses	6,998	2,688	2,709	4,901
Noninterest income	385	508	452	468
Noninterest expense	3,579	4,216	3,444	4,662

Income (loss) before income taxes	(3,298)	882	1,566	(1,844)
Income tax expense/(benefit)	(720)	197	71	(1,243)

Net income (loss)	$(2,578)	$685	$1,495	$(601)
Dividends on preferred stock	250	251	251	250

Net income/(loss) available to common shareholders	$(2,828)	$434	$1,244	$(851)

Basic earnings/(loss) per share	$(0.68)	$0.10	$0.30	$(0.20)

Diluted earnings/(loss) per share	$(0.68)	$0.10	$0.30	$(0.20)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

NOTE 20—PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2010 and 2009

	2010	2009
ASSETS
Cash and cash equivalents	$38,053	$12,108
ESOP loan	507	1,015
Other assets	418	3
Investment in bank subsidiary	98,340	84,762

Total assets	$137,318	$97,888

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$1,309	$403
Shareholders’ equity	136,009	97,485

Total liabilities and shareholders’ equity	$137,318	$97,888

CONDENSED STATEMENTS OF OPERATIONS

For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Income
Dividends from subsidiary	$—	$—	$2,850
ESOP loan	56	84	112
Deposits in other financial institutions	121	243	150
Gain on sale of available-for-sale securities	3,092	—	—

Total income	3,269	327	3,112
Other Expenses
Other operating expense	969	347	282

Income/(loss) before income taxes and equity in undistributed earnings/(excess distributions) of bank subsidiary	2,300	(20)	2,830
Income tax/(benefit)	622	(8)	(8)

Income/(loss) before equity in undistributed earnings/(excess distributions) of bank subsidiary	1,678	(12)	2,838
Equity in undistributed earnings/(loss) of bank subsidiary	1,147	(987)	(3,367)

Net income/(loss)	$2,825	$(999)	$(529)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

(Dollar amounts in thousands, except share and per share data)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities
Net income/(loss)	$2,825	$(999)	$(529)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Equity in undistributed subsidiary (income) excess distributions	(1,147)	987	3,367
Change in other assets and liabilities	675	(42)	205

Net cash from operating activities	2,353	(54)	3,043
Cash flows from financing activities
Capital contribution to bank subsidiary	(11,000)	(8,000)	(126)
ESOP loan payments	508	508	508
Repurchase of preferred stock, net of costs	(19,300)	—	—
Issuance of warrants, net of costs	3,172	(13)	19,258
Net proceeds from stock issuance	52,860	—	—
Purchase of treasury stock	(5)	(45)	(2,178)
Dividends paid on common stock	(1,718)	(1,554)	(3,085)
Dividends and discount accretion on preferred stock	(925)	(964)	(106)

Net cash from financing activities	23,592	(10,068)	(14,271)

Net change in cash and cash equivalents	25,945	(10,122)	17,314
Beginning cash and cash equivalents	12,108	22,230	4,916

Ending cash and cash equivalents	$38,053	$12,108	$22,230

NOTE 21—SUBSEQUENT EVENTS

On January 5, 2011, the Company paid $1.03 million to repurchase a warrant held by the U.S. Treasury Department originally issued on November 21, 2008 as part of the Company’s participation in the U.S. Treasury’s Capital Purchase Program.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No disclosure is required under this Item.

Item 9A. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2010, was carried out under the supervision and with the participation of the our Chief Executive Officer, Principal Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Acts of the Registrant

Directors and Executive Officers. The information concerning directors of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2011 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year. Information concerning the executive officers of the Company who are not directors is incorporated herein by reference from Part I of this Form 10-K under the caption “Executive Officers of the Registrant Who Are Not Directors.”

Audit Committee Financial Expert. Information concerning the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in May 2011, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11. Executive Compensation

The information concerning executive compensation required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2011 Annual Meeting of Stockholders, except for information contained under the headings “Compensation Committee report on Executive Compensation, and “Report of the Audit Committee,” a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2011 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	16,500	(1)
Equity compensation plans not approved by security holders	770,000	11.42	—

(1)	Includes 16,500 shares available for future grants under First PacTrust Bancorp, Inc’s stock option plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions is incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in May 2011, except for information contained under the headings “Compensation Committee Report on Executive Compensation” and “Report of the Audit Committee”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The Company has seven directors: Alvin L. Majors, Francis P. Burke, Hans R. Ganz, Gregory A. Mitchell, Kenneth W. Scholz, Steven Sugarman, and Donald A. Whitacre. The Board of Directors has determined that Directors Alvin L. Majors, Francis P. Burke, Kenneth W. Scholz, and Donald A. Whitacre, who constitute a majority of the Board members, are “independent directors” as defined in the Nasdaq listing standards. All the members of the Company’s standing Audit/Compliance, Compensation and Nominating Committees are independent under these standards and the independence standards set for each of those committees in their charters. These committee charters are available on the Company’s website at www.firstpactrustbancorp.com.

Item 14. Principal Accountant Fees and Services

(a)	Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 24, 2011 (excluding the information contained and the heading of “Report of the Audit/Compliance Committee”). A copy of such will be filed no later than 120 days after December 31, 2010.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data
(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3)	Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc. (sometimes referred to below as the “Registrant” or the “Company”)	*

3.2	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (all of the outstanding shares of which were repurchased by First PacTrust Bancorp, Inc. on December 15, 2010).	****

3.3	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Class B Non-Voting Common Stock	*****

3.4	Bylaws of First PacTrust Bancorp, Inc.	*****

4.0	Warrant to purchase up to 240,000 shares of First PacTrust Bancorp, Inc. common stock dated November 1, 2010	*****

4.1	Warrant to purchase up to 1,395,000 shares of First PacTrust Bancorp, Inc. common stock dated November 1, 2010	*****

4.2	Warrant to purchase up to 280,795 shares of the Registrant’s common stock dated November 21, 2008 (which warrant was repurchased in its entirety by the Registrant on January 5, 2011)	****

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans R. Ganz	***

10.2	Severance Agreement with Melanie M. Yaptangco, formerly Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	Severance Agreement with Regan J. Lauer (substantially identical to forms of Severance Agreements with Melanie M. Yaptangco and James P. Sheehy)	***

10.5	Form of Agreement to Modify Severance Benefits with each of Hans R. Ganz, James P. Sheehy, Melanie M. Yaptangco and Regan Lauer	******

10.6	Employment Agreement with Gregory A. Mitchell (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Mitchell pursuant to his Employment Agreement)	*****

10.7	Employment Agreement with Richard Herrin (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Herrin pursuant to his Employment Agreement)	*******

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

10.8	Employment Agreement with Matthew Bonaccorso (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Bonaccorso pursuant to his Employment Agreement)	10.8

10.9	Employment Agreement with Gaylin Anderson (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Anderson pursuant to his Employment Agreement)	10.9

10.10	Employment Agreement with Chang Liu (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Liu pursuant to his Employment Agreement)	10.10

10.11	Registrant’s 2003 Stock Option and Incentive Plan	**

10.12	Registrant’s 2003 Recognition and Retention Plan	**

10.13	Named Executive Officers Salary and Bonus Arrangements for 2011 and Director Fee Arrangements for 2011.	10.13

10.14	Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated November 21, 2008, between First PacTrust Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the related warrant.	****

10.15	Form of Compensation Modification Agreement and Waiver, executed by each of Hans R. Ganz, James P. Sheehy, Melanie M. Yaptangco and Regan J. Lauer	****

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Horwath LLP	23.0

24.0	Power of Attorney, included in signature pages	24.0

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

32.0	Section 1350 of The Sarbanes-Oxley Act Certification	32

99.1	Certification of Principal Executive Officer Pursuant to 31 CFR § 30.15	99.1

99.2	Certification of Principal Financial Officer Pursuant to 31 CFR § 30.15	99.2

*	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.
**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

***	Filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
****	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference.
*****	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.
******	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on December 20, 2010 and incorporated herein by reference.
*******	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference.
(b)	Exhibits—Included, see list in (a)(3).
(c)	Financial Statement Schedules—None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: February 25, 2011	By:	/s/ GREGORY A. MITCHELL
Gregory A. Mitchell, President and Chief Executive Officer
(Duly Authorized Representative and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ HANS R. GANZ Hans R. Ganz, President, Chief Executive Officer of Pacific Trust Bank and Director	/s/ ALVIN L. MAJORS Alvin L. Majors, Chairman of the Board

/s/ FRANCIS P. BURKE Francis P. Burke, Director	/s/ KENNETH W. SCHOLZ Kenneth W. Scholz, Director

/s/ STEVEN SUGARMAN Steven Sugarman, Director	/s/ DONALD A. WHITACRE Donald A. Whitacre, Director

/s/ REGAN J. LAUER Regan J. Lauer, Senior Vice President/Controller (Principal Financial and Accounting Officer)