Form 10-Q
period 2011-03-31
FIRST PACTRUST BANCORP INC
filed 2011-04-29
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 27, 2010 the Registrant had 9,729,066 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$5,090	$5,371
Interest-bearing deposits	23,593	53,729

Total cash and cash equivalents	28,683	59,100
Securities available-for-sale	73,689	64,790
Federal Home Loan Bank stock, at cost	7,993	8,323
Loans, net of allowance of $11,905 at March 31, 2011 and $14,637 at December 31, 2010	670,579	678,175
Accrued interest receivable	3,465	3,531
Real estate owned, net	6,433	6,562
Premises and equipment, net	8,249	6,344
Bank owned life insurance investment	18,215	18,151
Prepaid FDIC assessment	3,156	3,521
Other assets	14,521	13,124

Total assets	$834,983	$861,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$18,066	$15,171
Interest-bearing	47,381	44,860
Money market accounts	88,287	89,708
Savings accounts	135,064	124,620
Certificates of deposit	345,612	371,949

Total deposits	634,410	646,308
Advances from Federal Home Loan Bank	60,000	75,000
Accrued expenses and other liabilities	4,923	4,304

Total liabilities	699,333	725,612
Commitments and contingent liabilities	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference, 5,000,000 shares authorized, 19,300 shares issued and outstanding at December 31, 2010	—	—
Common stock, $.01 par value per share, 17,163,844 shares authorized; 9,863,390 shares issued and 9,729,066 shares outstanding at March 31, 2011; 9,863,390 shares issued and 8,693,228 shares outstanding at December 31, 2010	99	99
Class B non-voting non-convertible Common stock, $.01 par value per share, 2,836,156 shares authorized; 1,036,156 shares issued and outstanding at March 31, 2011 and December 31, 2010	10	10
Additional paid-in capital	119,497	119,998
Additional paid-in capital-warrants	3,172	3,172
Retained earnings	35,448	35,773
Treasury stock, at cost (March 31, 2011—1,170,480 shares, December 31, 2010—1,170,162 shares,)	(25,139)	(25,135)
Unearned Employee Stock Ownership Plan (ESOP) shares (March 31, 2011—31,740 shares, December 31, 2010—42,320 shares)	(381)	(507)
Accumulated other comprehensive income	2,944	2,599

Total shareholders’ equity	135,650	136,009

Total liabilities and shareholders’ equity	$834,983	$861,621

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income (Loss)

(In thousands of dollars except per share data)

(Unaudited)

	Three months ended March 31,
	2011	2010
Interest and dividend income
Loans, including fees	$7,666	$9,165
Securities	1,244	1,330
Dividends and other interest-earning assets	39	24

Total interest and dividend income	8,949	10,519
Interest expense
Savings	90	242
NOW	16	32
Money market	66	173
Certificates of deposit	1,105	1,844
Federal Home Loan Bank advances	517	888

Total interest expense	1,794	3,179

Net interest income	7,155	7,340
Provision for loan losses	—	2,214

Net interest income after provision for loan losses	7,155	5,126
Noninterest income
Customer service fees	338	314
Income from bank owned life insurance	64	47
Net gain on sales of securities available-for-sale	319	—
Other	46	6

Total noninterest income	767	367
Noninterest expense
Salaries and employee benefits	3,381	1,628
Occupancy and equipment	664	488
Advertising	60	110
Professional fees	335	168
Stationery paper, supplies, and postage	115	86
Data processing	293	280
ATM costs	64	73
FDIC expense	383	380
Loan servicing and foreclosure	(76)	568
Operating loss on equity investment	78	82
Valuation allowance for OREO	421	—
Loss on sale of other real estate owned	768	—
Other general and administrative	330	396

Total noninterest expense	6,816	4,259

Income before income taxes	1,106	1,234
Income tax expense	413	359

Net income	693	875
Preferred stock dividends and discount accretion	—	250

Net income available to common shareholders	$693	$625

Basic earnings per share	$.07	$.15

Diluted earnings per share	$.07	$.15

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$693	$875
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	—	2,214
Net accretion of securities	(240)	(518)
Depreciation and amortization	130	97
Employee stock ownership plan compensation expense	183	71
Stock option compensation expense	164	3
Stock award compensation expense	32	6
Bank owned life insurance income	(64)	(47)
Operating loss on equity investment	78	82
Gain on sale of securities available-for-sale	(319)	—
Loss on sale of real estate owned	768	340
Deferred income tax (benefit)/expense	(1,018)	314
Decrease in valuation allowances on other real estate owned	(170)	—
Net change in:
Deferred loan costs	60	72
Accrued interest receivable	66	276
Other assets	2,749	2,778
Accrued interest payable and other liabilities	1,584	231

Net cash provided by operating activities	4,696	6,794
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	6,478	—
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	4,826	3,299
Purchases of securities available-for-sale	(20,342)	(20,455)
Loan originations and principal collections, net	1,787	9,734
Redemption of Federal Home Loan Bank stock	330	—
Proceeds from sale of real estate owned	2,517	2784
Additions to premises and equipment	(2,035)	(18)

Net cash from investing activities	(6,439)	(4,656)
Cash flows from financing activities
Repurchase of Warrants, TARP	(1,003)	—
Net increase/(decrease) in deposits	(11,898)	33,218
Repayments of Federal Home Loan Bank advances	(15,000)	(25,000)
Net proceeds from stock issuance	(45)	—
Purchase of treasury stock	(4)	(3)
Tax benefit/(loss) from RRP shares vesting	(1)	(4)
Tax Effect of ESOP	148	—
Tax Effect of Options redeemed	147	—
Dividends paid on preferred stock	—	(241)
Dividends paid on common stock	(1,018)	(208)

Net cash from financing activities	(28,674)	7,762

Net change in cash and cash equivalents	(30,417)	9,900
Cash and cash equivalents at beginning of year	59,100	34,596

Cash and cash equivalents at end of year	$28,683	$44,496

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$1,824	$3,197
Income taxes paid	0	0
Supplemental disclosure of noncash activities
Transfer from loans to loans provided for sales of other real estate owned	0	0
Transfer from loans to real estate owned, net	3,232	6,902

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of ShareHolder’s Equity

(In thousands of dollars, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Additional Paid in capital Warrants	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2010	$19,094	$54	$67,958	$35,515	$(25,788)	$(1,015)	—	$1,667	$97,485
Net Income	—	—	—	2,825	—	—	—	—	2,825
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	932	932

Total comprehensive income									3,757

Forfeiture and retirement of stock	—	—	10	—	(10)	—	—	—	—
Stock option compensation expense	—	—	94	—	—	—	—	—	94
Stock awards earned	—	—	29	—	—	—	—	—	29
Amortization of preferred stock discount	35	—	—	(35)	—	—	—	—	—
Repurchased of Preferred Stock	(19,129)	—	(171)	—	—	—	—	—	(19,300)
Issuance of stock awards	—	—	(668)	—	668	—	—	—	—
Issuance of warrants	—	—	—	—	—	—	3,172	—	3,172
Purchase of 506 shares of treasury stock	—	—	—	—	(5)	—	—	—	(5)
Employee stock ownership plan shares earned	—	—	(53)	—	—	508	—	—	455
Tax benefit/(loss) of RRP shares vesting	—	—	(6)	—	—	—	—	—	(6)
Dividends declared ($.25 per common share)	—	—	—	(1,503)	—	—	—	—	(1,503)
Preferred stock dividends	—	—	—	(925)	—	—	—	—	(925)
Warrant dividends	—	—	—	(104)	—	—	—	—	(104)
Net proceeds from stock issuance	—	55	52,805	—	—	—	—	—	52,860

Balance at December 31, 2010	$—	$109	$119,998	$35,773	$(25,135)	$(507)	$3,172	$2,599	$136,009

Net Income	—	—	—	693	—	—	—	—	693
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	345	345

Total comprehensive income									1,038

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Additional Paid in capital Warrants	Accumulated Other Comprehensive Income	Total
Stock option compensation expense	—	—	164	—	—	—	—	—	164
Stock awards earned	—	—	32	—	—	—	—	—	32
Purchase of 318 shares of treasury stock	—	—	—	—	(4)	—	—	—	(4)
Employee stock ownership plan shares earned	—	—	57	—	—	126	—	—	183
Tax benefit/(loss) of RRP shares vesting	—	—	(1)	—	—	—	—	—	(1)
Dividends declared ($.105 per common share)	—	—	—	(1,018)	—	—	—	—	(1,018)
Repurchase of Warrants-TARP	—	—	(1,003)	—	—	—	—	—	(1,003)
Tax Effect ESOP	—	—	148	—	—	—	—	—	148
Tax Effect Options Redeemed	—	—	147	—	—	—	—	—	147
Net proceeds from stock issuance	—	—	(45)	—	—	—	—	—	(45)

Balance at March 31, 2011	$—	$109	$119,497	$35,448	$(25,139)	$(381)	$3,172	$2,944	$135,650

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Amounts in thousands of dollars, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) and its wholly owned subsidiary Pacific Trust Bank (the Bank) as of March 31, 2011 and December 31, 2010 and for the three month periods ended March 31, 2011 and March 31, 2010. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The December 31, 2010 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the disclosures required by U.S. generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2011. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for the three month periods ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

The Bank is engaged in the business of retail banking, with operations conducted through its main office and eight branches located in San Diego and Riverside counties. In addition, the Bank opened a loan production office in Los Angeles, California during the first quarter of 2011. Loan production is expected to expand throughout southern California during the coming quarters. There are no significant concentrations of loans to any one industry or customer. However, the customer’s ability to repay their loans is dependent on the real estate market and general economic conditions in the area.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See further discussion in Note 2- Securities.

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

Affordable Housing Fund: The Company has a 19% equity investment in an affordable housing fund originally totaling $4.2 million for purposes of obtaining tax credits and for Community Reinvestment Act purposes. This investment is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. The Company obtains tax credits from these investments which reduce income tax expense for a period of 10 years. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. For the three months ending March 31, 2011, 2010 and 2009 our share of the fund’s operating loss was $78 thousand, $82 thousand and $87 thousand, respectively. The balance of the investment at March 31, 2011 and December 31, 2010 was $1.8 million and $1.9 million, respectively, and is included in other assets.

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

The Company’s single family residential mortgage portfolio is comprised of a combination of traditional, fully-amortizing loans and non-traditional and/or interest only loans. In 2005 the Company introduced a fully-transactional flexible mortgage product called the “Green Account.” The Green Account is a mortgage line of credit which is secured by a first-deed of trust and which provides an associated “clearing account” that allows all types of deposits and withdrawals to be performed, including direct deposit, check, debit card, ATM, ACH debits and credits, and internet banking and bill payment transactions.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within San Diego and Riverside Counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in San Diego and Riverside County area.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate by management to provide for probable incurred loan losses. The allowance is increased by provisions charged against income, while loan losses are charged against the allowance when management deems a loan balance to be uncollectible. Subsequent recoveries, if any, are credited to the allowance. The Company performs an analysis of the adequacy of the allowance on a monthly basis. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company evaluates all impaired loans individually under the guidance of ASC 310, primarily through the evaluation of collateral values and cash flows. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are also measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at the fair value of collateral if repayment is expected solely from the collateral. The general component covers loans that are not impaired and is determined by portfolio segment and is based on actual loss history experienced by the Company over the most recent 12 months. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; effects of changes in credit concentrations and other factors. The historical loss analysis is also combined with a comprehensive loan to value analysis to analyze the associated risks in the current loan portfolio. An updated loan to value analysis is obtained from an independent firm semi-annually, most recently in November, 2010. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination.

The following portfolio segments have been identified: one-to four- family-fully amortizing, one-to four- family-negatively amortizing, one-to four-family interest only, multi-family, multi-family-negative amortizing, condominium conversions, secured commercial, unsecured commercial, land, home equity lines of credit, Green account- 1st trust deeds, Green account- 2nd trust deeds, Green account- multi-family, Green account- land, Green account- commercial, auto and other consumer. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all loans delinquent over 60 days and non-homogenous loans such as commercial and commercial real estate loans. Classification of problem single-family residential loans is performed on a monthly basis while analysis of non-homogenous loans is performed on a quarterly basis.

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one-to four- family residential mortgage loans. Because payments on loan secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Commercial business loans are also considered to have a greater degree of credit risk due to the fact these loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). Consumer and other real estate loans may entail greater risk than do one- to four- family residential mortgage loans given that collection of these loans is dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Negatively amortizing and interest only loans are also considered to carry a higher degree of credit risk due to their unique cash flows. The Green Mortgages tend to have lower levels of delinquencies as a result of the borrower’s ability to meet their monthly payments obligations by increasing the level of their line. Credit risk on this asset class is also managed through the completion of regular re-appraisals of the underlying collateral. In cases where the property values have declined to levels less than the original loan-to-value, or other levels deemed prudent by the Bank, the Bank may freeze the line and/or require monthly payments or principal reductions to bring the loan in balance.

Classified Assets: Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. The Bank includes in its classification of “Substandard Assets” loans that are performing under terms of a TDR, but where the borrower has yet to make six or more payments under the TDR, as well as loans where the borrower is current in his or her payments on the subject Classified Loan but may be a guarantor on another loan that is classified as a result of weakness in the credit or collateral (“Relationship”). As of March 31, 2011, the Bank had $6.3 million of loans classified as “substandard” that were performing under a TDR for less than six months, and $7.6 million of “substandard” loans where the borrower was current on all payments and the underlying collateral values left the Bank well secured, but where the Relationship was rated “Substandard” as result of the existence of personal guarantees. These two classes of “Substandard” loans represented 37.5% of the Bank’s substandard assets as of March 31, 2011. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general or specific allowances for loan losses in an amount deemed prudent by management and approved by the Board of Directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision and the FDIC, which may order the establishment of additional general or specific loss allowances.

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

Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. In general, the Bank assumes a 9% cost when recording fair value. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2007 and for all state income taxes before 2006. The Company expects the total amount of unrecognized tax benefits to be recognized in 2011.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at March 31, 2011 and December 31, 2010.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of shareholders’ equity. Compensation expense is based on the average market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduces retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. There were no shares forfeited for the three months ending March 31, 2011, 2010 and 2009.

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

Adoption of New Accounting Standards: In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses. According to the guidance, there are two levels of detail at which credit information must be presented—the portfolio segment level and class level. The portfolio segment level is defined as the level where financing receivables are aggregated in developing a Company’s systematic method for calculating its allowance for credit losses. The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Companies will now be required to provide the following disclosures as a result of this update; a rollforward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/aging information by class as of period end; information surrounding the nature and extent of loan modifications and troubled-debt restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period. The increased period-end disclosure requirements become effective for periods ending on or after December 15, 2010, with the exception of the additional disclosures surrounding troubled-debt restructurings which were deferred in December 2010 and will be required for annual and interim reporting periods ending on or after June 15, 2011. The increased disclosures for activity within a reporting period became effective for periods beginning on or after December 15, 2010. The provisions of this update expanded the Company’s current disclosures with respect to the credit quality of our financing receivables in addition to our allowance for loan losses.

Newly Issued But Not Yet Effective Accounting Standards: In April 2011, the FASB issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – EMPLOYEE STOCK COMPENSATION

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for both plans was $195 and $9 thousand for the three months ended March 31, 2011 and March 31, 2010. The total income tax benefit and/or recovery was $1 thousand and $4 thousand, respectively.

Recognition and Retention Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value at date of grant. Pursuant to its 2003 stock-based incentive plan, total shares issuable under the plan are 211,600. At March 31, 2011, all 211,600 shares were issued. There were 9,598 shares granted during 2010 under the RRP. These shares vest over a five-year period. There were no shares issued or forfeited in 2011. Additionally, 21,500 one-time inducement restricted shares were granted during 2010 to newly hired executive officers. Of these shares, none were exercised during 2011. These one-time inducement shares vest over a three year period. Compensation expense for the restricted stock awards and inducement awards totaled approximately $32 thousand for the three months ended March 31, 2011 and $6 thousand for the three months ended March 31, 2010.

A summary of changes in the Company’s nonvested shares for the quarter ending March 31, 2011 follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at January 1, 2011	12,378	$17.67
Granted	—	—
Vested	860	—
Forfeited/expired	—	—

Nonvested at March 31, 2011	11,518	$17.67

A summary of changes in the Company’s nonvested shares for the quarter ending March 31, 2010 follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at January 1, 2010	206,800	$17.96
Granted	—	—
Vested	—	—
Forfeited/expired	—	—

Nonvested at March 31, 2010	206,800	$17.96

During the fourth quarter of 2010, an additional 21,500 inducement shares were awarded to newly hired executives. These shares were awarded at an average fair value of $11.57. As of March 31, 2011, there was $186 thousand of total unrecognized compensation cost related to 21,500 nonvested inducement awards. The cost is expected to be recognized over a weighted-average period of less than 3 years.

A summary of changes related to the Company’s nonvested inducement awards for the quarter ending March 31, 2011 follows:

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2011	21,500	$11.57
Granted	—	—
Vested	—	—
Forfeited or expired	—	—

Nonvested at March 31, 2011	21,500	$11.57

Stock Options

A Stock Option Plan (“SOP”) provides for the issuance of options to directors, officers, and employees. The Company adopted the SOP during 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. At March 31, 2011, the number of shares available for future awards was 16,500. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. The fair value of options granted are computed using option pricing models, using the following weighted-average assumptions as of grant date. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2011 or 2010 under the current SOP.

The following table represents stock option activity during the three months ended March 31, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at Beginning of year	482,386	$18.32
Granted	—	—
Exercised	—	—
Forfeited or expired	(482,386)	—

Outstanding at end of period	—	—

Fully vested and expected to vest	—	—

Options exercisable at March 31, 2011	—	—

There were 770,000 one-time inducement options issued to newly hired executive officers during 2010 at an average fair value of $11.42. These one-time inducement options were granted outside of the existing SOP plan and are not a part of a new SOP plan. None of these options were exercised during 2011. These options have a three year vesting. As of March 31, 2011, there was $1.7 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average period of less than 3 years.

The following table represents inducement option activity during the three months ended March 31, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at Beginning of year	770,000	$11.42
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2011	770,000	$11.42

Fully vested and expected to vest	—	—

Options exercisable at quarter-end	—	—

Information related to the stock option plan during each year follows:

	2011	2010	2009
Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercises	—	—	—
Tax benefit realized from option exercises	—	—	—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. ASC 718 and 505 require the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5% for senior management and the board of directors and 45% for all other employees. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. The Company recorded stock compensation expense of $164 thousand and $3 thousand as salary and employee benefits expense during the three months ended March 31, 2011 and 2010, respectively.

Warrants

On November 1, 2010, the Company issued warrants to TCW Shared Opportunity Fund V, L.P. for up to 240,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to anti-dilutive adjustments. These warrants are exercisable from the date of issuance through November 1, 2015. On November 1, 2010, the Company also issued warrants to COR Advisors LLC to purchase up to 1,395,000 shares of non-voting stock at an exercise price of $11.00 per share, subject to anti-dilutive adjustments. These warrants are exercisable with respect to 95,000 shares on January 1, 2011 and an additional 130,000 shares on the first day of each of the next ten calendar quarterly periods beginning with April 1, 2011, subject to earlier vesting upon a “change in control” of the Company or in the discretion of our board of directors. These warrants are exercisable with respect to each vesting tranche for five years after the tranche’s vesting date. The warrants are exercisable for voting common stock in lieu of non-voting common stock following the transfer of the warrants in a widely disbursed offering or in other limited circumstances.

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

	Three months ended March 31,
	2011	2010
Basic
Net income/(loss)	$693	$875
Less: Dividends on preferred stock	—	(241)
Less: Imputed dividends	—	(9)

Net income/(loss) available to common shareholders	$693	$625

Weighted average common shares outstanding	9,661,447	4,181,073

Basic earnings/(loss) per share	$0.07	$0.15

Diluted
Net income/(loss) available to common shareholders	$693	$625

Weighted average common shares outstanding for basic earnings/(loss) per common share	9,661,447	4,181,073
Add: Dilutive effects of stock options	—	—
Add: Dilutive effects of stock awards	3,826	—

Average shares and dilutive potential common shares	9,665,273	4,181,073

Diluted earnings/(loss) per common share	$0.07	$0.15

All outstanding options and 1,514 stock awards were not considered in computing diluted earnings per common share for the period ending March 31, 2011 and March 31, 2010 because they were anti-dilutive. They were anti-dilutive since the exercise prices were greater than the average market price of the common stock.

NOTE 5 – FAIR VALUES OF FINANCIAL INSTRUMENTS

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

.	Carrying Value	Fair Value Measurements at March 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
U.S. government sponsored entities and agency securities (recurring)	$16,722	$—	$16,722	$—
Private label residential mortgage-backed securities (recurring)	52,097	—	—	52,097
Federal National Mortgage Association securities (recurring)	3	—	3	—
Government National Mortgage Association securities (recurring)	4,867	—	4,867	—
Impaired loans (non recurring)	22,226	—	—	22,226
Real estate owned assets (non recurring)	6,433	—	—	6,433

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31, 2011 :

Investment Securities Available-for-sale
Balance of recurring Level 3 assets at January 1, 2011	$54,246
Total gains or losses (realized/unrealized):
Included in earnings—realized	319
Included in earnings—unrealized	—
Included in other comprehensive income	(2,282)
Purchases	20,342
Sales, issuances and settlements	(20,528)
Net transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets at March 31, 2011	$52,097

There were no significant transfers between Level 1 and Level 2 during the quarter ended March 31, 2011.

Impaired loans with specific valuation allowances are measured for impairment using the fair value of the collateral for collateral dependent loans. At March 31, 2011, impaired loans totaled $22.2 million and had a carrying amount of $18.4 million, net of a valuation allowance of $3.9 million at March 31, 2011. At March 31, 2011, these impaired loans consisted of $13.0 million of single-family residential loans, one land loan totaling $738 thousand and two multi-family loan totaling $8.5 million. Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net had a carrying amount of $6.4 million, which is made up of the outstanding balance of $6.4 million, net of a valuation allowance of $5 thousand at December 31, 2010, resulting in expense of $421 thousand for the quarter ending March 31, 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2010:

	Carrying Value	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
U.S. government sponsored entities and agency securities (recurring)	$5,055	$—	$5,055	$—
Private label residential mortgage-backed securities (recurring)	54,246	—	—	54,246
Federal National Mortgage Association securities (recurring)	3	—	3	—
Government National Mortgage Association securities (recurring)	5,485	—	5,485	—
Impaired loans (non recurring)	23,936	—	—	23,936
Real estate owned assets (non recurring)	6,562	—	—	6,562

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2010:

Investment Securities Available-for-sale
Balance of recurring Level 3 assets at January 1, 2010	$47,131
Total gains or losses (realized/unrealized):	—
Included in earnings—realized	—
Included in earnings—unrealized	—
Included in other comprehensive income	1,590
Purchases	29,110
Sales, issuances and settlements	(23,585)
Net transfers in and/or out of Level 3	—
Balance of recurring Level 3 assets at December 31, 2010	54,246

There were no significant transfers between Level 1 and Level 2 during 2010.

Impaired loans, with specific valuation allowances are measured for impairment using the fair value of the collateral for collateral dependent loans totaled $23.9 million and had a carrying amount of $19.6 million, net of a valuation allowance of $4.4 million at December 31, 2010. At December 31, 2010, these impaired loans consisted of $15.3 million single-family loans, $8.5 million multi-family loans and one HELOC totaling $108 thousand. During the year ended December 31, 2010, a provision of $4.4 million was made for these loans, net of charge-offs previously provided.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net had a carrying amount of $6.5 million, which is made up of the outstanding balance of $9.9 million, net of a valuation allowance of $3.4 million at December 31, 2009, resulting in expense of $2.7 million for the year ending December 31, 2010.

In accordance with ASC 825-10, the carrying amounts and estimated fair values of financial instruments, at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$28,683	$28,683	$59,100	$59,100
Securities available-for-sale	73,689	73,689	64,790	64,790
FHLB stock	7,993	N/A	8,323	N/A

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Loans receivable, net	670,579	678,615	678,175	690,229
Real estate owned, net	6,433	6,433	6,562	6,562
Accrued interest receivable	3,465	3,465	3,531	3,531
Financial liabilities
Deposits	$634,410	$636,805	$646,308	$628,319
Advances from the FHLB	60,000	60,514	75,000	75,959
Accrued interest payable	195	195	225	225

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits in other financial institutions, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that re-price frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material (or is based on the current fees or cost that would be charged to enter into or terminate such arrangements).

NOTE 6 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities investment securities portfolio at March 31, 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2011
Available-for sale
U.S. government-sponsored entities and agencies	$16,752	$6	$(36)	$16,722
Private label residential mortgage-backed securities	50,069	2,189	(161)	52,097
Federal National Mortgage Association	3	—	—	3
Government National Mortgage Association	4,780	87	—	4,867

Total securities available for sale	$71,604	$2,282	$(197)	$73,689

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2010
Available-for sale
U.S. government-sponsored entities and agencies	$5,036	$19	$—	$5,055
Private label residential mortgage-backed securities	49,933	4,545	(232)	54,246
Federal National Mortgage Association	3	—	—	3
Government National Mortgage Association	5,402	84	—	5,486

Total securities available for sale	$60,374	$4,648	$(232)	$64,790

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Amortized Cost	Fair Value
Maturity
Available-for-sale
Within one year	$5,010	$5,016
One to five years	11,745	11,709
Five to ten years	—	—
Private label residential mortgage backed and agency securities	54,849	56,964

Total	$71,604	$73,689

At quarter-ending March 31, 2011 and March 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at March 31, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. government-sponsored entities and agencies	$11,706	$(36)	$—	$—	$11,706	$(36)
Private label residential mortgage-backed securities	8,035	(106)	40,515	(55)	12,086	(161)

Total available-for-sale	$19,741	$(142)	$40,515	$(55)	$23,792	$(197)

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

As of March 31, 2011, the Company’s security portfolio consisted of twenty-seven securities, six of which were in an unrealized loss position. The unrealized losses are related to the Company’s private label residential mortgage-backed securities and the US government sponsored entities and agencies securities as discussed below.

The Company’s private label residential mortgage-backed securities that are in a loss position had a market value of $12.1 million with unrealized losses of approximately $161 thousand at March 31, 2011. These non-agency private label residential mortgage-backed securities were rated AAA at purchase and are not within the scope of ASC 325. The Company monitors to insure it has adequate credit support and as of March 31, 2011, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Of the $73.7 million securities portfolio, $55.8 million were rated AAA or AA and $17.9 million were rated between B- to BBB based on the most recent credit rating as of March 31, 2011.

During the quarter ended March 31, 2011 and 2010, the Company determined that no securities were other-than-temporarily impaired due to current market conditions.

NOTE 7 – LOANS

Loans receivable consist of the following:

	2011	2010
One-to four-family- fully amortizing	$189,174	$177,360
One-to four-family- negatively amortizing	29,389	29,733
One-to four-family- interest only	122,858	147,914
Multi-family	17,112	17,207
Condominium conversions	11,675	12,038
Commercial real estate- secured	34,080	32,820
Commercial real estate- unsecured	6,215	6,215
Land	8,985	10,660
Real estate secured-first trust deeds (Green acct)	221,168	214,509
Real estate secured-second trust deeds (Green acct)	9,037	9,260
Commercial real estate secured (Green acct)	14,263	13,749
Multi-family (Green acct)	3,808	3,795
Land (Green acct)	1,460	4,168
HELOCs	8,994	9,383
Other consumer	1,548	1,583
Auto	50	65
Commercial non-real estate	904	529

Total	680,720	690,988
Allowance for loan losses	(11,905)	(14,637)
Net deferred loan costs	1,764	1,824

Loans receivable, net	$670,579	$678,175

At March 31, 2011, the Company has a total of $402.9 million in interest only mortgage loans (including Green Account loans) and $31.6 million in loans with potential for negative amortization. At December 31, 2010, the Company has a total of $423.4 million in interest only mortgage loans (including Green Account loans) and $29.7 million in loans with potential for negative amortization. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

Activity in the allowance for loan losses is summarized as follows:

	2011	2010	2009
Balance at beginning of year	$14,637	$13,079	$18,286
Loans charged off	(2,735)	(7,531)	(22,505)
Recoveries of loans previously charged off	3	132	2
Provision for loan losses	—	8,957	17,296

Balance at end of year	$11,905	$14,637	$13,079

Loans charged off in 2011 primarily included specific valuation charge offs for various one to-four- family properties and one land loan totaling $2.7 million.

The following table presents the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on impairment method as of March 31, 2011:

	One-to four- Family Fully Amortizing	Negatively Amortizing One-to four- Family	Interest Only One-to four- Family	Multi- Family	Condominium Conversions	Commercial	Unsecured Commercial	Land
Allowance for loan losses:
Balance as of December 31, 2010	$2,445	$923	$4,164	$1,854	$528	$236	$47	$208
Charge-offs	—	—	1,053	—	—	—	—	1,674
Recoveries	—	—	—	—	—	—	—
Provision	312	(11)	(421)	—	(33)	9		1,690

Balance as of March 31, 2011	$2,757	$912	$2,690	$1,854	$495	$245	$47	$224

Individually evaluated for impairment	560	70	842	1,811	272	—	—	169
Collectively evaluated for impairment	2,197	842	1,848	43	223	245	47	55

Total ending allowance balance	$2,757	$912	$2,690	$1,854	$495	$245	$47	$224

Loans:
Loans individually evaluated for impairment	$5,068	$2,279	$14,592	$—	$10,458	$1,385	$—	$4,373
Loans collectively evaluated for impairment	184,106	27,110	108,267	17,112	1,217	32,694	6,215	4,612

Total ending loans balance	$189,174	$29,389	$122,859	$17,112	$11,675	$34,079	$6,215	$8,985

	HELOCS	Green- 1st Trust Deeds	Green- 2nd Trust Deeds	Green- Multi-1st TD’s	Green- Land	Green- Comm-1st TDs	Auto	Other Consumer	Commercial- non real estate	TOTAL
Allowance for loan losses:
Balance as of December 31, 2010	$274	$2,043	$258	$9	$859	$96	$3	$73	$4	$14,024
Charge-offs	—	—	—	—	—	—	—	8	—	2,735
Recoveries	3	—	—	—	—	—	—	—	—	3
Provision	(119)	(505)	(70)	1	(823)	4	(1)	8	2	43

Balance as of March 31, 2011	$158	$1,538	$188	$10	$36	$100	$2	$73	$6	$11,335

Allowance for loans losses:
Ending allowance balance attributable to loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Individually evaluated for impairment	—	132	—	—	—	—	—	—	—	3,856
Collectively evaluated for impairment	158	1,406	188	10	36	100	2	73	6	7,479
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

Total ending loans balance	$158	$1,538	$188	$10	$36	$100	$2	$73	$6	$11,335

Loans:
Loans individually evaluated for impairment	$1,101	$9,222	$—	$—	$—	$901	$—	$2	$38	$49,419
Loans collectively evaluated for impairment	7,893	211,946	9,038	3,808	1,460	13,361	50	1,546	866	631,301

Total ending loans balance	$8,994	$221,168	$9,038	$3,808	$1,460	$14,262	$50	$1,548	$904	$680,720

The following table presents the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on impairment method as of December 31, 2010:

	One-to four- Family Fully Amortizing	Negatively Amortizing One-to four- Family	Interest Only One-to four- Family	Multi- Family	Condominium Conversions	Commercial	Unsecured Commercial	Land
Allowance for loans losses:
Ending allowance balance attributable to loans	$—	$—	$—	$—	$—	$—	$—	$—
Individually evaluated for impairment	114	69	1,677	1,811	272	—	—	—
Collectively evaluated for impairment	2,331	854	2,487	43	256	236	47	208

Total ending allowance balance	$2,445	$923	$4,164	$1,854	$528	$236	$47	$208

Loans:
Loans individually evaluated for impairment	$3,214	$2,418	$14,191	$—	$10,466	$1,394	$—	$9,715
Loans collectively evaluated for impairment	174,147	27,315	133,722	17,207	1,572	31,426	6,215	945

Total ending loans balance	$177,361	$29,733	$147,913	$17,207	$12,038	$32,820	$6,215	$10,660

	HELOCS	Green- 1st Trust Deeds	Green- 2nd Trust Deeds	Green- Multi-1st TD’s	Green- Land	Green- Comm-1st TDs	Auto	Other Consumer	Commercial- non real estate	TOTAL
Allowance for loans losses:
Ending allowance balance attributable to loans	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Individually evaluated for impairment	44	375	—	—	—	—	—	—		4,362
Collectively evaluated for impairment	230	1,668	258	9	859	96	3	73	4	9,662
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total ending allowance balance	$274	$2,043	$258	$9	$859	$96	$3	$73	$4	$14,024

Loans:
Loans individually evaluated for impairment	$108	$7,473	$—	$—	$—	$916	$—	$5	$14	$49,915
Loans collectively evaluated for impairment	9,275	207,036	9,260	3,795	4,168	12,833	65	1,578	515	641,073

Total ending loans balance	$9,383	$214,509	$9,260	$3,795	$4,168	$13,749	$65	$1,583	$529	$690,988

Individually impaired loans were as follows:

	March 2011	December 2010
Year-end loans with no allocated allowance for loan losses	$31,598	$25,979
Year-end loans with allocated allowance for loan losses	22,226	23,936

Total	53,824	49,915

Amount of the allowance for loan losses allocated	$3,857	$4,363

	2011	2010	2009
Average of individually impaired loans during the period	$24,019	$33,662	$47,214
Interest income recognized during impairment	112	1,785	820
Cash-basis interest income recognized	90	1,555	595

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011. The recorded investment included represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs and accrued interest.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD
With no related allowance recorded:
One-to four-family	$11,455	$11,992	$—	$12,676	$41
Multi-family	—	—	—	—	—
Commercial real estate	1,385	1,385	—	1,389	12
Land	8,041	10,306	—	8,130	—
Construction loans	—	—	—	—	—
Real estate secured-first trust deeds (Green acct)	8,675	8,693	—	8,662	29
Real estate secured-second trust deeds (Green acct)	—	—	—	—	—
Commercial real estate (Green acct)	901	905	—	910	10
Multi-family (Green acct)	—	—	—	—	—
Land (Green acct)	—	—	—	—	—
Consumer	1,103	1,120	—	1,109	1
Commercial business	38	38	—	47	—
With an allowance recorded:
One-to four-family	10,483	9,258	1,472	10,509	—
Multi-family	10,458	8,523	2,084	10,552	19
Commercial real estate	—	—	—	—	—
Land	738	580	169	741	—
Construction loans	—	—	—	—	—
Real estate secured-first trust deeds (Green acct)	547	415	132	548	—
Real estate secured-second trust deeds (Green acct)	—	—	—	—	—
Commercial real estate (Green acct)	—	—	—	—	—
Multi-family (Green acct)	—	—	—	—	—
Land (Green acct)	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial business	—	—	—	—	—

Total	$53,824	$53,220	$3,857	$55,273	$112

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD
With no related allowance recorded:
One-to four-family	$7,807	$8,196	$—	$9,537	$131
Multi-family	—	—	—	32	3
Commercial real estate	1,394	1,398	—	1,520	27
Land	9,715	10,625	—	4,952	171
Construction loans	—	—	—	—	—
Real estate secured-first trust deeds (Green acct)	6,127	6,447	—	7,174	142
Real estate secured-second trust deeds (Green acct)	—	—	—	161	—
Commercial real estate (Green acct)	916	961	—	681	—
Multi-family (Green acct)	—	—	—	—	—
Land (Green acct)	—	—	—	—	—
Consumer	5	5	—	15	2
Commercial business	15	16	—	25	1
With an allowance recorded:
One-to four-family	12,016	10,369	1,860	14,337	196
Multi-family	10,466	8,421	2,084	8,696	808
Commercial real estate	—	—	—	—	—
Land	—	—	—	7,240	250
Construction loans	—	—	—	—	—
Real estate secured-first trust deeds (Green acct)	1,346	1,046	375	2,078	41
Real estate secured-second trust deeds (Green acct)	—	—	—	8	—
Commercial real estate (Green acct)	—	—	—	—	—
Multi-family (Green acct)	—	—	—	—	—
Land (Green acct)	—	—	—	—	—
Consumer	108	74	44	100	14
Commercial business	—	—	—	—	—

Total	$49,915	$47,558	$4,363	$56,556	$1,786

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	2011	2010
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	$38,357	$38,830

Nonaccrual loans consist of the following:

	March 2011	December 2010
One-to-four-family	$17,689	$16,921
Multi-family	5,450	8,501
Land	8,779	9,715
Real estate secured-first trust deeds (Green acct)	5,446	3,691
Consumer	993	2

Total	$38,357	$38,830

Of the $38.4 million in nonaccrual loans, $15.5 million represents trouble debt restructured loans that are nonaccrual due to the fact that these loans are currently in the first six months of payment.

Troubled Debt Restructurings:

The Company has allocated $2.4 million and $3.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 and December 31, 2010, respectively. The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at March 31, 2011 or December 31, 2010.

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

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

	Pass	Special Mention	Substandard	Doubtful	Not Rated	TOTAL
Real Estate:
One-to four-family	$25,563	$16,936	$16,668	$—	$282,255	$341,422
Multi-family	969	—	10,458	—	17,360	28,787
Commercial real estate	6,977	—	1,385	—	31,932	40,294
Land	—	334	4,039	—	4,612	8,985
Construction	—	—	—	—	—	—
Real estate secured-first trust deeds (Green acct)	15,030	9,082	6,290	—	190,766	221,168
Real estate secured-second trust deeds (Green acct)	946	863	—	—	7,228	9,037
Commercial real estate (Green acct)	—	3,766	901	—	9,596	14,263
Multi-family (Green acct)	—	—	—	—	3,808	3,808
Land (Green acct)	—	—	—	—	1,460	1,460
Consumer	478	117	993	—	9,004	10,592
Commercial business	9	523	—	—	372	904

Total	$49,972	$31,621	$40,734	$—	$558,393	$680,720

The following table presents the aging of the principal balances in past due loans as of March 31, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Total Carrying Amount > 90 Days and Accruing	Considered Current That Have been Modified in Previous Year
March 31, 2011
One-to four-family	$16,912	$—	$12,757	$29,669	$311,752	$341,421	$—	$2,902
Multi-family	1,956	—	5,412	7,368	21,419	28,787	—	3,090
Non-Residential	659	—	—	659	39,636	40,295	—	—
Land	—	—	8,445	8,445	540	8,985	—	—
Construction loans	—	—	—	—	—	—	—	—
Real estate secured-first trust deeds (Green acct)	5,441	1,000	2,765	9,206	211,962	221,168	—	798
Real estate secured-second trust deeds (Green acct)	698	—	—	698	8,339	9,037	—	—
Commercial real estate (Green acct)	—	485	—	485	13,778	14,263	—	—
Multi-family (Green acct)	—	—	—	—	3,808	3,808	—	—
Land (Green acct)	—	—	—	—	1,460	1,460	—	—
Consumer	2	—	992	995	9,597	10,592	—	110
Commercial business	—	—	—	—	904	904	—	—

Total	$25,668	$1,485	$30,371	$57,525	$623,195	$680,720	—	$6,900

The following table displays the Company’s non-performing and performing substandard loan portfolio. *The Impaired TDR loan on accrual status has reverted back to the loans original terms and has adequate debt service coverage.

	# of Loans	Balance
Substandard Loans:
Non-Performing	35	$23,213
Performing:
TDR on non-accrual (not yet made 6 consecutive payments)	6	3,312
Impaired TDR on accrual	1	3,014	*
Rated Sub due to borrower relationship to distress loan	13	7,614

Total Performing:	20	$13,939

The following table presents the aging of the principal balances in past due loans as of December 31, 2010 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Total Carrying Amount > 90 Days and Accruing	Considered Current That Have been Modified in Previous Year
December 2010
One-to four-family	$10,653	$7,189	$13,518	$31,360	$323,647	$355,007	$—	$2,903
Multi-family	540	—	—	540	28,705	29,245	—	—
Non-Residential	665	—	—	665	38,370	39,035	—	—
Land	2,538	—	7,582	10,120	540	10,660	—	—
Construction loans	—	—	—	—	—	—	—	—
Real estate secured-first trust deeds (Green acct)	6,472	2,756	—	9,228	205,281	214,509	—	799
Real estate secured-second trust deeds (Green acct)	698	—	—	698	8,562	9,260	—	—
Commercial real estate (Green acct)	—	—	—	—	13,749	13,749	—	—
Multi-family (Green acct)	—	—	—	—	3,795	3,795	—	—
Land (Green acct)	—	—	—	—	4,168	4,168	—	—
Consumer	4	2	2	8	11,023	11,031	—	111

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Total Carrying Amount > 90 Days and Accruing	Considered Current That Have been Modified in Previous Year
December 2010
Commercial business	—	—	—	—	529	529	—	14

Total	$21,570	$9,947	$21,102	$52,619	$638,369	$690,988	—	$3,827

NOTE 8 – REAL ESTATE OWNED

Activity in the valuation allowance was as follows:

	2011	2010	2009
Beginning of year	$3,379	$700	$—
Additions charged to expense	421	2,679	700
Direct write-downs	(3,795)	—	—

End of year	$5	$3,379	$700

The valuation allowance of $421 thousand charged to expense during 2011 was expensed based on a pending sale of the underlying construction property.

Expenses related to foreclosed assets included in loan servicing and foreclosure expenses on the consolidated statement of operations are as follows:

	2011	2010	2009
Net loss on sales	$768	$332	$79
Operating expenses, net of rental income	(611)	841	877

	$157	$1,173	$956

Real Estate loans sold on contract	$1,146	$1,147	$1,002

Deferred gain on real estate sold on contract	$51	$52	$54

NOTE 9 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end:

	Contract Amount
	March 31, 2011		December 31, 2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$—	$—	$—	$—
Unused lines of credit	4,693	41,731	4,761	44,679
Standby letters of credit	10	10	10	10

Commitments to make loans are generally made for periods of 30 days or less.

Financial instruments that potentially subject the Bank to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, and loans. At March 31, 2011 and December 31, 2010, the Bank had deposit accounts with balances totaling approximately $23.6 million and $53.7 million, respectively, in other financial institutions.

NOTE 10 – PREFERRED STOCK

On December 15, 2010, the Company redeemed all $19.3 million of “Series A” preferred stock issued to the U.S. Treasury under the “TARP” Troubled Asset Relief Program’s Capital Purchase Program. During the first quarter, the Company entered into an Agreement with the U.S. Department of the Treasury for the repurchase of 280,795 warrants issued to Treasury in connection with the TARP investment. These warrants, which had a strike price of $10.31 and were purchased for $1.0 million.

NOTE 11 – INCOME TAXES

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Each quarter, the Company reviews its analysis of whether a valuation allowance should be recorded against its deferred tax assets. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset at March 31, 2011 is more likely than not based upon available tax planning strategies and expectations as to future taxable income. At March 31, 2011, the Company had a net deferred tax asset of $7.9 million.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company or Bancorp) and Pacific Trust Bank (the Bank), at March 31, 2011, to its financial condition at December 31, 2010, and the results of operations for the three months ended March 31, 2011 to the same periods in 2010. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

The Company is a community-oriented financial institution deriving substantially all of its revenue from providing banking services to individuals within its market area, primarily San Diego County and portions of Riverside County, CA. In addition, the Company opened a loan production office in Los Angeles, California during the first quarter of 2011. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to maintain and grow net interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and expects to expand further into southern California in the coming quarters. The Company’s primary market risk exposure is interest rate risk and credit risk.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Assets. The Company’s total assets decreased by $26.6 million, or 3.1%, to $835.0 million at March 31, 2011 from $861.6 million at December 31, 2010 primarily as a result of a planned decline of $26.3 million of balances in certificates of deposit accounts and a $7.6 million reduction in balances of loans receivable. The decrease in total assets was partially reduced by an increase in the balance of the available-for-sale securities portfolio in the amount of $9.0 million and an increase in premises and equipment of $1.9 million.

Cash and cash equivalents. Cash and cash equivalents decreased $30.4 million, or 51.5%, to $28.7 million at March 31, 2011 from $59.1 million at December 31, 2010. The decline was primarily due to a decrease in interest bearing deposits resulting from the repayment of FHLB advances totaling $15.0 million, a $26.3 million decline in CD balances offset by $14.4 of growth in core banking deposits.

Loans. Loans receivable, net of valuation allowances, decreased by $7.6 million, or 1.1%, to $670.6 million at March 31, 2011 from $678.2 million at December 31, 2010. This decrease was the result of net loan principal repayments, charge-offs and foreclosures exceeding loan production during the three months ended March 31, 2011. During the first quarter, the Bank sold two non-performing land loans representing $4.4 million in book value to Bancorp in connection with its effort to further reduce the levels of classified and non-performing assets held at the Bank. These assets had principal balances of $15.5 million at origination and are expected to be resolved by Bancorp later this year. Also, during the first quarter, the Bank hired a new Chief Loan Officer and Chief Credit Officer and a commercial production team. The Bank also re- launched production for its “Green Mortgage” and other residential loan products with improved underwriting standards. Production from the re-launch of the Bank’s residential lending programs is expected to increase during the second quarter but not hit its long term run rate until the second half of 2011.

Investments. Securities classified as available-for-sale of $73.7 million at March 31, 2011 increased $9.0 million from December 31, 2010 due to the purchase of $20.3 million of agency and private label mortgage-backed securities during the period. In addition, the Bank sold $6.1 million of classified securities in the open market at a gain of $319 thousand and sold $11.4 million (book value) in classified securities to Bancorp at a market value of $13.2 million. The Bank recorded a $1.8 million gain from this transaction, which was eliminated in the Company’s consolidated earnings. While these securities continued to perform well and have no indication of impairment, the assets held credit ratings below investment grade and were sold or transferred to further improve the Bank’s asset quality ratios.

Premises and Equipment. Premises and equipment increased $1.9 million, or 30.0%, to $8.2 million at March 31, 2011 from $6.3 million at December 31, 2010 primarily due to a newly acquired building in San Marcos, California that will serve as an additional branch for the Company in the second quarter of 2011.

Allowance for Loan Losses. The allowance for loan losses at March 31, 2011 was $11.9 million, which represented 1.8% of the loans outstanding at March 31, 2011, as compared to $14.6 million, or 2.1%, of the loans outstanding at December 31, 2010. Of these allowances, $3.9 million are allocated to non-performing loans and loans subject to troubled debt restructurings with $8.0 million serving as a general reserve for loan losses. The reduction in the allowance largely resulted from the Bank recording a charge-off of $1.7 million on a delinquent land loan that the Company expects to migrate to OREO, as well as $222 thousand in charge-offs on 4 loans delinquent more than 90 days.

        The Company maintains an allowance for loan losses to absorb probable incurred losses presently inherent in the loan portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for current economic conditions and other qualitative factors, combined with a current loan to value analysis to analyze the associated risks in the current loan portfolio. The Company obtains updated loan to value amounts to use in this analysis on a semi-annual basis. The most recent analysis was done in November, 2010. The Company evaluates all impaired loans individually, primarily through the evaluation of collateral values and cash flows.

Management assesses the allowance for loan losses monthly. While management uses available information to recognize losses on loans; future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2011 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. See further discussion in subsection entitled “Comparison of Operating Results-Provision for Loan Losses.”

Non-performing Loans. The following table is a summary of our nonperforming assets, net of specific valuation allowances, at March 31, 2011 and December 31, 2010 (dollars in thousands):

	At December 31, 2010	Increased(2)	Decreases(3)	At March 31, 2011
Nonperforming loans(1)
One-to four-family	$12,330	$3,553	$(3,975)	$11,908
Commercial and multi-family	—	3,677	—	3,677
Home-Equity	—	992	—	992
Green – first trust deeds	—	2,765	—	2,765
Real estate secured-first trust deeds	—	—	—	—
Real estate secured-second trust deeds	—	—	—	—
Commercial	—	—	—	—
Land	7,581	2,369	(1,674)	8,276
Consumer	2	—	(2)	—

Total nonperforming loans	$19,913	$13,356	$(5,651)	$27,618
Other real estate owned	$6,562	$3,232	$(3,361)	$6,433

Total nonperforming assets	$26,475	$16,588	$(9,012)	$34,051

Ratios
Nonperforming loans, net of specific valuation allowances, to total gross loans	2.88%	4.06%
Nonperforming assets, net of specific valuation allowances, to total gross loans	3.80%	5.00%

(1)	The Company ceases accruing interest, and therefore classifies as nonperforming, any loan as to which principal or interest has been in default for a period of greater than 90 days, or if repayment in full of interest or principal is not expected. Nonperforming loans exclude loans that have been restructured and remain on accruing status. At March 31, 2011, gross nonperforming loans totaled $30.4 million. At December 31, 2010, gross nonperforming loans totaled $21.1 million.
(2)	Increases in nonperforming loans are attributable to loans where we have discontinued the accrual of interest at some point during the quarter ended March 31, 2011. Increases in other real estate owned represent the value of properties that have been foreclosed upon during the quarter ended March 31, 2011.
(3)	Decreases in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and transfers of balances to other real estate owned during 2011. Decreases in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon.

Nonperforming loans increased $7.7 million to $27.6 million at March 31, 2011 compared to $19.9 million at December 31, 2009. Loan loss reserves totaling $3.6 million have been established for these loans. The Company utilizes estimated current market values for collateral when assessing loan loss allocations for impaired collateral dependent loans.

Troubled Debt Restructured Loans (TDRs). As of March 31, 2011 the Company had 31 loans with an aggregate balance of $22.3 million classified as TDR compared to $23.1 million at December 31, 2010. Specific valuation allowances totaling $2.4 million have been established for these loans as of March 31, 2011 compared to $3.1 million at December 31, 2010. When a loan becomes a TDR the Company ceases accruing interest, recognizes principal and interest payments on a cash basis and classifies it as non-accrual until the borrower has made at least six consecutive payments and in certain instances twelve consecutive payments under the modified terms. Of the 31 loans classified as TDR, 25 loans totaling $14.3 million are performing under their modified terms (defined as less than 90 days delinquent). Performing TDR include $10.8 million in loans secured by single family residences, $3.0 million reported as multi-family loans but secured by condo conversion projects, $333 thousand million in loans secured by land, one home equity line of credit with a balance of $108 thousand, an unsecured commercial line of credit with a balance of $38 thousand and an unsecured consumer loan with a balance of $2 thousand. Of the performing TDRs, $6.8 million have been paying as agreed for more than six months and are on accrual status while $7.5 million are performing and earning interest on a cash basis but are classified non-accrual because the borrower has yet to make six consecutive payments under the modified agreement. Six TDR loans with an aggregate balance of $8.0 million are “nonperforming” (defined as over 90 days delinquent). Nonperforming TDR loans consist of one Green loan with an aggregate balance of $1.0 million secured by a one- to four-family property, two loans totaling $1.9 million secured by land, one loan with an aggregate balance of $3.7 million secured by multi-family residences, and two loans totaling $1.4 million secured by single family residences. These loans will either return to a performing TDR status or move through the Bank’s normal collection process for non-performing loans. The Company restructured two loans during the quarter ended March 31, 2011 by providing interest rate concessions. Two TDR loans totaling $6.4 million became delinquent greater than 90 days during the first quarter. Of these, one loan was a secured by a single-family property totaling $1.0 million and one loan totaling $5.4 million was secured by a multi-family property.

The following table presents the seasoning of the Bank’s performing restructured loans, their effective balance (principal balance minus specific valuation allowances charged-off), and their weighted average interest rates (dollars in thousands):

Performing Restructured Loans As of March 31, 2011
Payments	# of loans	Book Value	Average Loan Size	Weighted Average Interest Rate
	(Dollars in Thousands)
1 Payment	2	$1,448	$724	3.03%
2 Payments	N/A	—	—	—
3 Payments	N/A	—	—	—
4 Payments	3	3,104	1,035	3.69%
5 Payments	N/A	—	—	—
6 Payments	1	547	547	5.20%
7 Payments	N/A	—	—	—
8 Payments	3	3,370	1,123	5.93%
9 Payments	1	320	320	5.60%
10 Payments	1	512	512	5.13%
11 Payments	4	1,477	369	5.55%
12 Payments	10	4,107	411	5.28%

Total	25	$14,885	$595	4.61%

Other Real Estate Owned Assets “OREO”. During the quarter, the Bank sold a single family home at a net loss of $761.6 thousand, and recorded a $420.8 thousand write-down on a construction/land loan OREO to levels equal to net sales proceeds. This asset has now been written down to less than 20% of its original loan amount and is expected to be sold by May 30, 2011.

Deposits. Total deposits decreased by $11.9 million, or 1.8%, to $634.4 million at March 31, 2011 from $646.3 million at December 31, 2010. Certificate of deposits decreased $26.3 million and money market accounts decreased $1.4 million primarily due to the maturity of institutional, single product and inter-company certificate of deposit accounts. In connection with our focus on the development of core banking relationships, savings account balances increased $10.4 million and checking accounts increased $2.5 million. Growth was achieved primarily from the formation of new customer relationships and the attraction of additional funds from existing customers. Total core deposits (total deposits less CDs) increased by 5.3% to $288.8 million at March 31, 2011, compared to $274.4 million at December 31, 2010. The Bank completed the opening of a new branch in La Jolla, California in early March and expects to open a second branch in San Marcos, California during the second quarter. The Bank is actively seeking additional production offices in core Southern California banking markets and expects to expand the Bank’s branch network into Los Angeles during the third quarter.

Federal Home Loan Bank “FHLB” Advances. $15.0 million of long term FHLB advances matured in Q1resulting in a 20.0% decrease, to $60.0 million at March 31, 2011, from $75.0 million at December 31, 2010. An additional $40.0 million of advances have an average current yield of 3.59% and mature in 2011. These advances are expected to be replaced with low cost deposits consumer deposits, or CDs from the State of California CDs that are currently priced at six basis points over the three month Treasury Bill rate.

Equity. Equity decreased $359 thousand, or 0.3% to $135.7 million at March 31, 2011 from $136.0 million at December 31, 2010. The net decrease was primarily due to the payment of common stock dividends of $1.0 million and the repurchase of warrants of $1.0 million. The decrease in equity was compensated by an increase of $693.3 thousand in net operating income, a $345 thousand increase in unrealized gain in securities available-for-sale, the tax effect of ESOP and options redeemed totaling $295 thousand, and an increase of ESOP shares earned of $183 thousand.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

General. Net income for the three months ended March 31, 2011 was $693.3 thousand, a $182 thousand decrease over the same period of the prior year. Excluding certain non-core charges, Bancorp would have earned $2.0 million, or $0.20 per share for the quarter ended March 31, 2011. Non-core charges were principally composed of $1.2 million in OREO related losses and expenses ($0.07 per share after-tax), and $863.5 thousand ($0.06 per share after-tax) in non-core compensation expenses related to an accrual for Change of Control of benefits related to our 2010 private placement. There remain $883.2 thousand of potential Change of Control payments should the contractual provisions be triggered in the future. Net of a $0.105 dividend paid on February 24, 2011, and a $1.0 million ($0.10 per share) payment to the Department of Treasury in connection with the retirement of TARP related warrants, tangible book value per share declined from $13.98 to $13.94 per share between December 31, 2010 and March 31, 2011.

Interest Income. Interest income decreased by $1.6 million, or 14.9%, to $8.9 million for the three months ended March 31, 2011, from $10.5 million for the three months ended March 31, 2010 as described below.

Interest income on loans decreased $1.5 million, or 16.4% to $7.7 million for the three months ended March 31, 2011 from $9.2 million for the three months ended March 31, 2010. The primary factor for the decrease was a $64.1 million decrease in the average balances of loans receivable from $736.6 million for the three months ended March 31, 2010 to $672.5 million for the three months ended March 31, 2011. This was due to principal repayments, loan charge-offs and foreclosures exceeding loan production. The decrease in interest income on loans receivable was further reduced by a 42 basis point reduction in the average yield on loans receivable to 4.6% due to a general decline in market interest rates from the prior period.

Interest income on securities decreased $86 thousand to $1.2 million for the three months ended March 31, 2011 from $1.3 million for the three months ended March 31, 2010. This decrease was due to the sale of four securities during the period as well as a decline on average rate paid on the securities.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread for the three months at March 31, 2011 and March 31, 2010. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$672,491	7,666	4.56%	$736,647	9,165	4.98%
Securities(2)	70,073	1,244	7.10%	55,175	1,329	9.63%
Other interest-earning assets(3)	46,370	39	0.34%	39,465	24	0.24%

Total interest-earning assets	788,934	8,949	4.52%	831,287	10,518	5.08%

Non-interest earning assets(4)	62,320			61,397

Total assets	$851,254			$892,684

INTEREST-BEARING LIABILITIES
NOW	$61,304	16	0.10%	$55,159	32	0.23%
Money market	89,814	66	0.29%	84,730	173	0.82%
Savings	129,042	90	0.28%	121,968	242	0.79%
Certificates of deposit	359,228	1,105	1.23%	407,101	1,844	1.81%
FHLB advances	68,750	517	3.01%	120,000	887	2.96%

Total interest-bearing liabilities	708,138	1,794	1.00%	788,958	3,178	1.60%

Non-interest-bearing liabilities	7,159			5,607
Total liabilities	715,297			794,565
Equity	135,957			98,120

Total liabilities and equity	$851,254			$892,685

Net interest/spread		$7,155	3.52%		$7,340	3.48%

Margin(5)			3.63%			3.53%
Ratio of interest-earning assets to interest-bearing liabilities	111.41%			105.37%

(1)	Calculated net of deferred fees and loss reserves.
(2)	Calculated based on amortized cost.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Includes BOLI investment of $18.1 million.
(5)	Net interest income divided by interest-earning assets.

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

	Three Months Ended March 31, 2011 compared to March 31, 2010
	Total Change	Change Due To Volume	Change Due To Rate
	(In thousands)
Income from interest earning assets:
Loans, gross	$(1,499)	$(3,056)	$1,557
Securities	(85)	1,244	(1,329)
Interest-bearing deposits in other financial institutions	15	19	(4)

Total interest income from interest earning assets	(1,569)	(1,793)	224

Expense on interest –bearing liabilities:
Now	$(16)	$13	$(29)
Savings	(152)	53	(205)
Money market	(107)	39	(146)
Certificate of Deposit	(739)	(793)	54
FHLB Advances	(370)	(1,541)	1,171

Total interest expense on interest-bearing liabilities	(1,384)	(2,229)	845

Net interest income	$(185)	$434	$(619)

Interest Expense. Interest expense decreased $1.4 million or 43.6%, to $1.8 million for the three months ended March 31, 2011 from $3.2 million for the three months ended March 31, 2010. Interest expense on deposits decreased $1.0 million, or 44.3%, to $1.3 million for the three months ended March 31, 2011 from $2.3 million for the three months ended March 31, 2010. The primary factor for the decrease was a $29.6 million decrease in the average balance of deposits from $669.0 million for the three months ended March, 31 2010 to $639.4 million for the three months ended March 31, 2011 as well as a decline in the Company’s overall cost of deposits to 80 basis points for the period ending March 31, 2011. This decline in the Company’s cost of funds reflects the overall decrease in short term market interest rates as a result of the continued stress in the credit markets.

Interest expense on FHLB advances decreased $371 thousand, or 41.8% to $517 thousand for the three months ended March 31, 2011 from $888 thousand for the three months ended March 31, 2010. This decrease was primarily due to a reduction in the average balances of advances. The average balance of the Federal Home Loan Bank advances decreased $51.3 million from $120.0 million for the three months ended March 31, 2010 to $68.8 million for the three months ended March 31, 2011 due to the maturity of $50.0 million of FHLB advances during the period.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses decreased $185 thousand, or 2.5%, to $7.2 million for the three months ended March 31, 2011 from $7.3 million for the three months ended March 31, 2010. The Company’s net interest margin declined marginally from 3.68% as of December 31, 2010 to 3.63% as of March 31, 2011. Continued improvement in the Bank’s liability mix and cost of deposits resulted in 14 basis point (17%) reduction in the cost of deposits from 0.94% at December 13, 2010 to 0.80% at March 31, 2011. These benefits were offset by a 42 basis point reduction in yields on the Bank’s loan portfolio due to the repricing of adjustable rate loans and reversal of accrued interest on a number of loans delinquent more than 90 days. The Company also experienced declines in the yield on securities as the Company diluted the high yields on its core portfolio by investing excess liquidity into shorter term securities. Continued reductions in the Bank’s cost of funds, the impact of recent lending initiatives and expected reductions in the level of non-performing loans are expected to enhance the Bank’s core earnings model in coming quarters.

Provision for Loan Losses. The Company maintains an allowance for loan losses to absorb probable incurred losses presently inherent in the loan portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan seasoning and underwriting experience, among others. This analysis is combined with a current loan to value analysis to analyze the associated risks in the current loan portfolio. The Company evaluates all impaired loans individually, primarily through the evaluation of collateral values and cash flows. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2011 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, approximately 95% of the Company’s loans are to individuals and businesses in southern California, in general, and more specifically, San Diego County. The strong level of available allowances during the quarter combined with further improvement in the Bank’s core loan portfolio and reductions in overall portfolio risk allowed the Bank to absorb these charges without increasing reserves during the first quarter. This compared to a $2.2 million provision for loan losses recorded for the three months ended March 31, 2010. The decline in the provision was related primarily to the charge offs of specific valuation allowances related to loans that were 180 days or more delinquent.

During the first quarter, the Company disposed of $2.7 million in OREO at a net loss of $761.0 thousand, while charging off $420.8 thousand on new or existing OREO. As of March 31, 2011, the Company’s OREO balances totaled $6.4 million (0.77% of total assets), compared to $6.6 million (0.76% of total assets) as of December 31, 2010. Non-performing loans increased by $7.7 million and totaled $27.6 million as of March 31, 2011, compared to $19.9 million at December 31, 2010. The increase was primarily due to the following loans: a $3.7 million multi-family loan and related $1.0 million HELOC, and a $1.8 million land loan. Since the end of the first quarter, $1.7 million of these loans have cured and the Company expects up to $6.5 million of the remaining loan balances will be paid off, cured or restructured during the second quarter. Net charge-offs totaled $2.7 million for the current quarter which primarily resulted in the charge-offs of specific valuation allowances for various one-to four- family properties and one land loan. These levels compare to $1.2 million in net charge-offs in the prior year’s quarter.

Noninterest Income. Noninterest income increased $400 thousand for the three months ended March 31, 2011 to $767 thousand compared to $367 thousand for the same period of the prior year primarily due to a gain on sale of available-for-sale securities totaling $319 thousand.

Noninterest Expense. Noninterest expense increased $2.5 million, or 60.0%, to $6.8 million for the three months ended March 31, 2011 compared to $4.3 million for the same period of the prior year. This net increase was primarily the result of the establishment of an $863.5 thousand accrual for certain Change of Control benefits resulting from our November 2010 recapitalization effort, a $889.5 thousand increase in salaries and employee benefits, a $768 thousand loss on sale of other real estate owned assets, a $421 thousand increase in valuation allowance for other real estate owned, a $176 thousand increase in occupancy and equipment expenses, and a $167 thousand increase in professional expenses.

Salaries and employee benefits represented 49.6% and 38.2% of total noninterest expense for the three months ended March 31, 2011 and March 31, 2010, respectively. Total salaries and employee benefits increased $1.8 million, or 107.7%, to $3.4 million for the three months ended March 31, 2011 from $1.6 million for the same period in 2010, primarily due to a $863.5 thousand accrual for change of control benefits resulting from restructuring costs as well as the hiring of new officers, production personal and support staff needed to execute the Company’s growth strategy. There remain $883.2 thousand of potential change of Control payments should the contractual provisions be triggered in the future.

Occupancy and equipment expenses increased $176 thousand, or 36.1% to $664 thousand for the three months ended March 31, 2011 from $488 thousand in the same period in 2010 primarily due to increased building and equipment maintenance, primarily related to the newly acquired branch locations during the period. The Company opened an office in La Jolla, California during the first quarter and expects to open a San Marcos, California branch location in the second quarter.

Total professional fees increased $167 thousand, or 99.4% to $335 thousand for the three months ended March 31, 2011 from $168 thousand for the same period in 2010, due to increased consulting and legal fees related to required regulatory changes to the Company’s 401(k) plan as well as increased audit and executive search fees due to the recruitment of additional executive officers.

Income Tax Expense/(Benefit). An income tax expense of $413 thousand was recorded for the three months ended March 31, 2011 compared to income tax expense of $359 thousand for the three months ended March 31, 2010. The effective tax rate for the three months period ending March 31, 2011 was in accordance with the guidelines of ASC 740.

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

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered certificates of deposit, however, historically it has not issued significant amounts. The Bank had no brokered certificates of deposit at March 31, 2011, and has limited future brokered deposit activity to $20.0 million.

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At March 31, 2011, there were $0 outstanding approved loan origination commitments. At the same date, unused lines of credit were $46.4 million and outstanding letters of credit totaled $20 thousand. One government agency security is schedule to mature in one year or less with a book value of $5.0 million at March 31, 2011. Certificates of deposit scheduled to mature in one year or less at March 31, 2011, totaled $251.6 million. Based on the competitive rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at March 31, 2011 to borrow an additional $155.3 million from the Federal Home Loan Bank of San Francisco, $129.2 million at the Federal Reserve Bank as well as $8.0 million from Pacific Coast Bankers Bank as additional funding sources to meet commitments and for liquidity purposes. The Bank has Federal Home Loan Bank advances of $50.0 million maturing within the next 12 months, with $5.0 million maturing in early April 2011. The Bank intends to replace these advances with deposits.

Capital

Consistent with its goals to operate a sound and profitable financial organization, Pacific Trust Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total capital of the Bank was $99.3 million at March 31, 2011, or 12.22% of total assets on that date. As of March 31, 2011, Pacific Trust Bank exceeded all capital requirements of the Office of Thrift Supervision. Pacific Trust Bank’s regulatory capital ratios at March 31, 2011 were as follows: core capital 12.12%; Tier I risk-based capital, 16.02%; and total risk-based capital, 17.27%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively. However, the Bank has committed to its regulatory agency to maintain core and risk-based capital ratios of 8.0% and 12.0% respectively, while the Bank is facing adverse market conditions.

The following table sets forth the Bank’s capital components:

	March 31,		December 31. 2010
	2011	2010
Capital components
Tier 1 Capital	$98,317	$84,139	$95,637
Tier 2 Capital	7,673	7,273	8,015

Total risk-based capital	$105,990	$91,412	$103,652

Risk-weighted assets	$613,827	$676,704	$641,205
Average assets (regulatory purposes)	$848,096	$890,594	$875,615

	March 31,		December 31. 2010	Minimum Regulatory Requirements
	2011	2011
Capital ratios:
Total core capital	12.12%	9.33%	11.14%	4.00%
Tier 1 risk-based capital	16.02%	12.43%	14.92%	4.00%
Total risk-based capital	17.27%	13.51%	16.17%	8.00%

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. Increases in interest rates would be expected to have a negative impact on the Bank’s operating results. As of December 31, 2010, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 1% decrease in interest rates was a decrease of 6 basis points and would result in a $1.1 million decrease in the NPV of the Bank. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2010, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of minus 100 and plus 100, 200, and 300 basis points. The net portfolio value analysis was unable to produce results for the minus 200 and 300 basis point scenario for the quarter ended December 31, 2010.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$116,963	$-10,799	(8)%	13.35%	-92bp
+ 200 bp	123,860	-3,902	(3)%	13.98%	-29bp
+ 100 bp	126,649	-1,113	(1)%	14.21%	-6bp
0 bp	127,762	—	—	14.27%	—
- 100 bp	128,022	260	0%	14.27%	0bp

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

ITEM  4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2011 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There were no changes to the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2010 except as set forth below.

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

The Company has a significant deferred tax asset and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At March 31, 2011, we had a net deferred tax asset of $7.9 million. Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset at March 31, 2011 is more likely than not based upon available tax planning strategies and expectations as to future taxable income.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended March 31, 2011 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
01/1/11-01/31/11	318	13.60	—	0
02/1/11-02/28/11	—	—	—	0
03/1/11-03/31/11	—	—	—	0

The Company has terminated the buyback plan, however, future purchases may be made by the Company if they are related to employee stock benefit plans, consistent with past practices.

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

FIRST PACTRUST BANCORP, INC.

Date: April 29, 2011	/s/ Gregory A. Mitchell
Gregory A. Mitchell
President and Chief Executive Officer

Date: April 29, 2011	/s/ Regan Lauer
Regan Lauer
Senior Vice President/ Controller
(Principal Financial and Accounting Officer)