Form 10-Q
period 2011-06-30
FIRST PACTRUST BANCORP INC
filed 2011-08-05
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 3, 2011 the Registrant had 11,588,361 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share data)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$5,447	$5,371
Interest-bearing deposits	55,592	53,729

Total cash and cash equivalents	61,039	59,100
Securities available-for-sale	74,613	64,790
Federal Home Loan Bank stock, at cost	7,650	8,323
Loans, net of allowance of $8,431 at June 30, 2011 and $14,637 at December 31, 2010	671,905	678,175
Accrued interest receivable	3,466	3,531
Real estate owned, net	15,019	6,562
Premises and equipment, net	8,716	6,344
Bank owned life insurance investment	18,295	18,151
Prepaid FDIC assessment	2,781	3,521
Other assets	18,782	13,124

Total assets	$882,266	$861,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$21,702	$15,171
Interest-bearing	45,943	44,860
Money market accounts	85,973	89,708
Savings accounts	135,438	124,620
Certificates of deposit	396,878	371,949

Total deposits	685,934	646,308
Advances from Federal Home Loan Bank	30,000	75,000
Accrued expenses and other liabilities	5,857	4,304

Total liabilities	721,791	725,612
Commitments and contingent liabilities	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference, 50,000,000 shares authorized	—	—
Common stock, $.01 par value per share, 200,000,000 shares authorized; 11,654,391 shares issued and 10,483,911 shares outstanding at June 30, 2011; 9,863,390 shares issued and 8,693,228 shares outstanding at December 31, 2010	117	99
Class B non-voting non-convertible Common stock, $.01 par value per share, 2,836,156 shares authorized; 1,036,156 shares issued and outstanding at June 30, 2011 and December 31, 2010	10	10
Additional paid-in capital	145,421	119,998
Additional paid-in capital-warrants	3,172	3,172
Retained earnings	35,928	35,773
Treasury stock, at cost (June 30, 2011—1,154,950 shares, December 31, 2010—1,170,162 shares,)	(24,806)	(25,135)
Unearned Employee Stock Ownership Plan (ESOP) shares (June 30, 2011—21,160 shares, December 31, 2010—42,320 shares)	(254)	(507)
Accumulated other comprehensive income	887	2,599

Total shareholders’ equity	160,475	136,009

Total liabilities and shareholders’ equity	$882,266	$861,621

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income (Loss)

(In thousands of dollars except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$7,513	$8,638	$15,179	$17,803
Securities	1,002	1,287	2,246	2,616
Dividends and other interest-earning assets	67	65	106	89

Total interest income	8,582	9,990	17,531	20,508
Interest expense
Savings	97	245	187	487
NOW	16	31	32	63
Money market	61	171	127	343
Certificates of deposit	1,049	1,713	2,154	3,558
Federal Home Loan Bank advances	351	805	868	1,693

Total interest expense	1,574	2,965	3,368	6,144

Net interest income	7,008	7,025	14,163	14,364
Provision for loan losses	451	5,634	451	7,848

Net interest income after provision for loan losses	6,557	1,391	13,712	6,516
Noninterest income
Customer service fees	373	345	711	659
Mortgage loan prepayment penalties	26	—	26	—
Income from bank owned life insurance	80	61	144	108
Net gain on sales of securities available-for-sale	1,118	—	1,437	—
Other	38	(42)	84	(36)

Total noninterest income	1,635	364	2,402	731
Noninterest expense
Salaries and employee benefits	2,856	1,536	6,237	3,164
Occupancy and equipment	532	461	1,196	949
Advertising	51	50	111	160
Professional fees	414	141	749	309
Stationery, supplies, and postage	116	94	231	180
Data processing	323	289	616	569
ATM costs	78	77	142	150
FDIC expense	392	401	775	781
Loan servicing & foreclosure	532	198	456	766
Operating loss on equity investment	78	90	156	172
Valuation allowance for OREO	137	1,028	558	1,028
Loss on sale of other real estate owned	51	320	819	320
Other general and administrative	439	240	769	636

Total noninterest expense	5,999	4,925	12,815	9,184

Income before income taxes	2,193	(3,170)	3,299	(1,937)
Income tax expense/(benefit)	644	(713)	1,057	(354)

Net income/(loss)	$1,549	$(2,457)	$2,242	$(1,583)

Preferred stock dividends and discount accretion	$—	$251	$—	$501

Net income available to common shareholders	1,549	(2,708)	2,242	(2,084)
Basic earnings/(loss) per share	$.16	$(.65)	$.23	$(.50)

Diluted earnings/(loss) per share	$.16	$(.65)	$.23	$(.50)

Weighted average common shares outstanding-basic	9,753,153	4,191,665	9,707,554	4,186,398
Weighted average common shares outstanding-diluted	9,785,203	4,191,665	9,722,160	4,186,398
Comprehensive income (loss)	(507)	(1,973)	530	(349)

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of ShareHolder’s Equity

(In thousands of dollars, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Additional Paid in capital Warrants	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2010	$19,094	$54	$67,958	$35,515	$(25,788)	$(1,015)	—	$1,667	$97,485
Net Income	—	—	—	2,825	—	—	—	—	2,825
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	932	932

Total comprehensive income									3,757

Forfeiture and retirement of stock	—	—	10	—	(10)	—	—	—	—
Stock option compensation expense	—	—	94	—	—	—	—	—	94
Stock awards earned	—	—	29	—	—	—	—	—	29
Amortization of preferred stock discount	35	—	—	(35)	—	—	—	—	—
Repurchased of Preferred Stock	(19,129)	—	(171)	—	—	—	—	—	(19,300)
Issuance of stock awards	—	—	(668)	—	668	—	—	—	—
Issuance of warrants	—	—	—	—	—	—	3,172	—	3,172
Purchase of 506 shares of treasury stock	—	—	—	—	(5)	—	—	—	(5)
Employee stock ownership plan shares earned	—	—	(53)	—	—	508	—	—	455
Tax benefit/(loss) of RRP shares vesting	—	—	(6)	—	—	—	—	—	(6)
Dividends declared ($.25 per common share)	—	—	—	(1,503)	—	—	—	—	(1,503)
Preferred stock dividends	—	—	—	(925)	—	—	—	—	(925)
Warrant dividends	—	—	—	(104)	—	—	—	—	(104)
Net proceeds from stock issuance	—	55	52,805	—	—	—	—	—	52,860

Balance at December 31, 2010	$—	$109	$119,998	$35,773	$(25,135)	$(507)	$3,172	$2,599	$136,009

Net Income	—	—	—	2,242	—	—	—	—	2,242
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	(1,712)	(1,712)

Total comprehensive income									530

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Additional Paid in capital Warrants	Accumulated Other Comprehensive Income	Total
Stock option compensation expense	—	—	347	—	—	—	—	—	347
Stock awards earned	—	—	66	—	—	—	—	—	66
Issuance of stock awards	—	—	(284)	—	284	—	—	—	—
Purchase of 318 shares of treasury stock	—	—	—	—	(4)	—	—	—	(4)
Employee stock ownership plan shares earned	—	—	93	—	—	253	—	—	346
Tax benefit/(loss) of RRP shares vesting	—	—	(1)		—	—	—	—	(1)
Dividends declared ($.215 per common share)	—	—	—	(2,087)	—	—	—	—	(2,087)
Repurchase of Warrants-TARP	—	—	(1,003)	—	—	—	—	—	(1,003)
Tax Effect ESOP	—	—	148	—	—	—	—	—	148
Tax Effect Options Redeemed	—	—	147	—	—	—	—	—	147
Net proceeds from stock issuance	—	18	25,959	—	—	—	—	—	25,977
Balance at June 30, 2011	$—	$127	$145,421	$35,928	$(24,806)	$(254)	$3,172	$887	$160,475

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$2,242	$(1,583)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	451	7,848
Net accretion of securities	(400)	(877)
Depreciation and amortization	283	190
Employee stock ownership plan compensation expense	346	163
Stock option compensation expense	347	7
Stock award compensation expense	66	12
Bank owned life insurance income	(144)	(108)
Operating loss on equity investment	156	172
Gain on sale of securities available-for-sale	(1,437)	—
Loss on sale of real estate owned	819	320
Deferred income tax (benefit)/expense	(1,293)	792
Decrease in valuation allowances on other real estate owned	3,243	1,028
Net change in:
Deferred loan costs	266	363
Accrued interest receivable	65	514
Other assets	(3,425)	1,989
Accrued interest payable and other liabilities	1,997	(1,365)

Net cash provided by operating activities	3,582	9,465
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	18,192	—
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	13,966	7,590
Purchases of securities available-for-sale	(43,220)	(22,794)
Loan originations and principal collections, net	(10,452)	17,353
Redemption of Federal Home Loan Bank stock	673	348
Proceeds from sale of real estate owned	3,286	5,627
Additions to premises and equipment	(2,655)	(149)

Net cash from investing activities	(20,210)	7,975
Cash flows from financing activities
Repurchase of Warrants, TARP	(1,003)	—
Net increase/(decrease) in deposits	39,626	23,973
Repayments of Federal Home Loan Bank advances	(45,000)	(35,000)
Net proceeds from stock issuance	25,977	—
Purchase of treasury stock	(4)	(3)
Tax benefit/(loss) from RRP shares vesting	(1)	(4)
Tax Effect of ESOP	148	—
Tax Effect of Options redeemed	147	—
Dividends paid on preferred stock	—	(482)
Dividends paid on common stock	(1,323)	(416)

Net cash from financing activities	18,567	11,932

Net change in cash and cash equivalents	1,939	5,508
Cash and cash equivalents at beginning of year	59,100	34,596

Cash and cash equivalents at end of year	$61,039	$40,104

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$3,412	$6,220
Income taxes paid	950	2,700
Supplemental disclosure of noncash activities
Transfer from loans to loans provided for sales of other real estate owned	—	—
Transfer from loans to real estate owned, net	12,719	9,358

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Amounts in thousands of dollars, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) and its wholly owned subsidiary Pacific Trust Bank (the Bank) as of June 30, 2011 and December 31, 2010 and for the three and six months periods ended June 30, 2011 and June 30, 2010. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany transactions and balances are eliminated in consolidation.

Nature of Operations: The principal business of the Company is the ownership of the Bank. The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (FHLB) system, which maintains insurance on deposit accounts with the Federal Deposit Insurance Corporation (FDIC).

The Bank is engaged in the business of retail banking, with operations conducted through its main office and ten branches located in San Diego and Riverside counties. In addition, the Bank opened a loan production office in Los Angeles, California during the first quarter of 2011. Loan production is expected to expand throughout southern California during the coming quarters. There are no significant concentrations of loans to any one industry or customer. However, the customer’s ability to repay their loans is dependent on the real estate market and general economic conditions in the area.

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

Affordable Housing Fund: The Company has a 19% equity investment in an affordable housing fund originally totaling $4.2 million for purposes of obtaining tax credits and for Community Reinvestment Act purposes. This investment is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. The Company obtains tax credits from these investments which reduce income tax expense for a period of 10 years. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. For the six month periods ending June 30, 2011 and 2010 our share of the fund’s operating loss was $156 thousand and $172 thousand respectively. The balance of the investment at June 30, 2011 and December 31, 2010 was $1.7 million and $1.9 million, respectively, and is included in other assets.

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

Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate by management to provide for probable incurred loan losses. The allowance is increased by provisions charged against income, while loan losses are charged against the allowance when management deems a loan balance to be uncollectible. Subsequent recoveries, if any, are credited to the allowance. The Company performs an analysis of the adequacy of the allowance on a monthly basis. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company evaluates all impaired loans individually under the guidance of ASC 310, primarily through the evaluation of collateral values and cash flows. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are also measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at the fair value of collateral if repayment is expected solely from the collateral. The general component covers loans that are not impaired and is determined by portfolio segment and is based on actual loss history experienced by the Company over the most recent 12 months. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; effects of changes in credit concentrations and other factors. The historical loss analysis is also combined with a comprehensive loan to value analysis to analyze the associated risks in the current loan portfolio. An updated loan to value analysis is obtained from an independent firm semi-annually, most recently in May 2011. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination.

The following portfolio segments have been identified: commercial and industrial, real estate mortgage, multi-family, land, real estate one-to four- family first mortgage, real estate one-to four- family junior lien mortgage, and other revolving credit and installment. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all loans delinquent over 60 days and non-homogenous loans such as commercial and commercial real estate loans. Classification of problem single-family residential loans is performed on a monthly basis while analysis of non-homogenous loans is performed on a quarterly basis.

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

Classified Assets: Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision, and, as of July 21, 2011, its successor regulator (collectively referred to as the “Office of Thrift Supervision”), to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. The Bank includes in its classification of “Substandard Assets” loans that are performing under terms of a TDR, but where the borrower has yet to make six or more payments under the TDR, and where the loan is impaired, as well as loans where the borrower is current in his or her payments on the subject Classified Loan but may be a guarantor on another loan that is classified as a result of weakness in the credit or collateral (“Relationship”). As of June 30, 2011, the Bank had $6.8 million of loans classified as “substandard” that were performing under a TDR for less than six months, and $8.3 million of “substandard” loans where the borrower was current on all payments but where the Relationship was rated “Substandard” as result of the existence of personal guarantees. Additionally, two TDRs with an aggregate balance of $1.9 million have recently been modified and have not yet been required to make their first payment. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general or specific allowances for loan losses in an amount deemed prudent by management and approved by the Board of Directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision (OTS) and the FDIC, which may order the establishment of additional general or specific loss allowances.

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

Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. In general, the Bank assumes a 9% cost when recording fair value based on historical selling expenses. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at June 30, 2011 and December 31, 2010.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of shareholders’ equity. Compensation expense is based on the average market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduces retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. There were no shares forfeited for the three and six months ending June 30, 2011 and 2010.

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

Adoption of New Accounting Standards: The FASB has issued Accounting Standard Update (ASU) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments in this update specify that if a public entity presets comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro form revenue and earnings. For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2010. The provisions of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

Newly Issued But Not Yet Effective Accounting Standards: The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The FASB has issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 – EMPLOYEE STOCK COMPENSATION

The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for the Company’s stock compensation plans was $217 thousand and $413 thousand for the three and six months ended June 30, 2011, respectively. Total compensation cost that has been charged against income for the Company’s stock compensation plans was $10 thousand and $18 thousand for the three and six months ended June 30, 2010, respectively. The total income tax benefit and/or recovery was $4 thousand and $7 thousand, for the three and six months ended June 30, 2011, respectively.

Recognition and Retention Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value at date of grant. Pursuant to its 2003 stock-based incentive plan, total shares issuable under the plan are 211,600. At June 30, 2011, all 211,600 shares were issued. These shares vest over a five-year period. Compensation expense for the RRP awards totaled approximately $7 thousand and $13 thousand for the three and six months ended June 30, 2011 and $6 thousand and $12 thousand for the three and six months ended June 30, 2010. As of June 30, 2011, there was $123 thousand of total unrecognized compensation cost related to 11,078 nonvested awards. The cost is expected to be recognized over a weighted-average period of less than five years.

A summary of changes in the Company’s nonvested shares for the quarter ending June 30, 2011 follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at March 31, 2011	11,518	$17.67
Granted	—	—
Vested	—	—
Forfeited/expired	440	22.23

Nonvested at June 30, 2011	11,078	$17.67

A summary of changes in the Company’s nonvested shares for the six months ended June 30, 2011 follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at January 1, 2011	11,518	$17.67
Granted	—	—
Vested	—	—
Forfeited/expired	440	22.23

Nonvested at June 30, 2011	11,078	$17.67

A summary of changes in the Company’s nonvested shares for the quarter ending June 30, 2010 follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at March 31, 2010	3,280	$17.96
Granted	—	—
Vested	—	—
Forfeited/expired	—	—

Nonvested at June 30, 2010	3,280	$17.96

A summary of changes in the Company’s nonvested shares for the six months ended June 30, 2010 follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at January 1, 2010	3,580	$17.96
Granted	—	—
Vested	—	—
Forfeited/expired	300	17.00

Nonvested at June 30, 2010	3,280	$17.96

Additionally, one-time inducement restricted shares were granted during 2010 and 2011 to newly hired executive officers. During the quarter ended June 30, 2011, 5,000 shares were granted. No shares were granted during the three months ended March 31, 2011. Of these shares, none were exercised during 2011. No shares were awarded during the three or six month periods ended June 30, 2010. These one-time inducement shares vest over a three year period. Compensation expense for the inducement awards totaled approximately $22 thousand and $43 thousand for the three and six months ended June 30, 2011, respectively. As of June 30, 2011, there was $271 thousand of total unrecognized compensation cost related to 26,500 nonvested inducement awards. The cost is expected to be recognized over a weighted-average period of less than three years.

A summary of changes related to the Company’s nonvested inducement awards for the quarter ending June 30, 2011 follows:

	Shares	Weighted Average Exercise Price
Nonvested at March 31, 2011	21,500	$11.57
Granted	5,000	14.48
Vested	—	—
Forfeited or expired	—	—

Nonvested at June 31, 2011	26,500	$12.12

A summary of changes related to the Company’s nonvested inducement awards for the six months ended June 30, 2011 follows:

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2011	21,500	$11.57
Granted	5,000	14.48
Vested	—	—
Forfeited or expired	—	—

Nonvested at June 30, 2011	26,500	$12.12

During June, 2011, the Company adopted an Omnibus Incentive Plan under the terms of which 950,000 shares may be awarded as either stock options or restricted shares of the Company. There were 5,292 shares awarded as restricted shares from this plan during the quarter ended June 30, 2011. These shares vest over a one year period. Compensation expense for these awards totaled approximately $2 thousand for the three and six months ended June 30, 2011. As of June 30, 2011, there was $121 thousand of total unrecognized compensation cost related to 5,000 nonvested awards. The cost is expected to be recognized over a weighted-average period of less than one year.

A summary of changes related to the Company’s nonvested inducement awards for the quarter ending June 30, 2011 follows:

	Shares	Weighted Average Exercise Price
Nonvested at March 31, 2011	—	$—
Granted	5,000	15.81
Vested	—	—
Forfeited or expired	—	—

Nonvested at June 31, 2011	5,000	$15.81

Stock Options

In addition to the Omnibus Incentive Plan discussed above, the Company has a Stock Option Plan (“SOP”) which provides for the issuance of options to directors, officers, and employees. The Company adopted the SOP during 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. At June 30, 2011, the number of shares available for future awards was 16,500. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. The fair value of options granted are computed using option pricing models, using the following weighted-average assumptions as of grant date. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2011 or 2010 under the SOP. There were no options exercised or forfeited during the three months ended June 30, 2011.

During 2010 and 2011, 850,000 inducement options were issued to newly hired executive officers, of which, 80,000 inducement options were awarded during the quarter ended June 30, 2011. These one-time inducement options were granted outside of the existing SOP plan and the Omnibus Incentive Plan. None of these options were exercised during 2011. These options have a three year vesting. As of June 30, 2011, there was $1.8 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average period of less than three years.

May 6, 2011
Options granted	80,000
Estimated fair value of stock options granted	3.40
Risk-free interest rate	0.96%
Expected term	3 year
Expected stock price volatility	40.87%
Dividend yield	2.89%

The following table represents inducement option activity during the three months ended June 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period April 1, 2011	770,000	$11.42
Granted	80,000	14.48
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period June 30, 2011	850,000	$11.71

Fully vested and expected to vest	—	—

Options exercisable at June 30, 2011	—	—

The following table represents inducement option activity during the six months ended June 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period January 1, 2011	770,000	$11.42
Granted	80,000	14.48
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period June 30, 2011	850,000	$11.71

Fully vested and expected to vest	—	—

Options exercisable at June 30, 2011	—	—

During the quarter ended June 30, 2011, 68,569 shares were awarded as stock options from the Omnibus Incentive Plan. The options become exercisable one-year from the date of grant. The options expire ten years from the date of grant. The fair value of options granted are computed using option pricing models, using the following weighted-average assumptions as of grant date. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of June 30, 2011, there was $231 thousand of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average period of less than 1 year.

June 20, 2011
Options granted	68,569
Estimated fair value of stock options granted	3.65
Risk-free interest rate	0.67%
Expected term	3 year
Expected stock price volatility	40.72%
Dividend yield	2.89%

The following table represents option activity under the Omnibus Incentive Plan during the three months ended June 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period April 1, 2011	—	$—
Granted	68,569	15.81
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period June 30, 2011	68,569	$15.81

Fully vested and expected to vest	—	—

Options exercisable at June 30, 2011	—	—

The following table represents option activity under the Omnibus Incentive Plan during the six months ended June 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period January 1, 2011	—	$—
Granted	68,569	15.81
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period June 30, 2011	68,569	$15.81

Fully vested and expected to vest	—	—

Options exercisable at June 30, 2011	—	—

Information related to the stock option plan during each year follows:

	2011	2010	2009
Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercises	—	—	—
Tax benefit realized from option exercises	—	—	—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. ASC 718 and 505 require the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5% for senior management and the board of directors and 45% for all other employees. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. The Company recorded stock compensation expense of $183 thousand and $347 thousand as salary and employee benefits expense during the three and six months ended June 30, 2011, respectively. The Company recorded stock compensation expense of $4 thousand and $6 thousand as salary and employee benefits expense during the three and six months ended June 30, 2010, respectively.

Warrants

On November 1, 2010, the Company issued warrants to TCW Shared Opportunity Fund V, L.P. for up to 240,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to anti-dilutive adjustments. These warrants are exercisable from the date of issuance through November 1, 2015. On November 1, 2010, the Company also issued warrants to COR Advisors LLC to purchase up to 1,395,000 shares of non-voting stock at an exercise price of $11.00 per share, subject to anti-dilutive adjustments. These warrants are exercisable with respect to 95,000 shares on January 1, 2011 and an additional 130,000 shares on the first day of each of the next ten calendar quarterly periods beginning on April 1, 2011, subject to earlier vesting upon a “change in control” of the Company or in the discretion of our board of directors. These warrants are exercisable with respect to each vesting tranche for five years after the tranche’s vesting date. The warrants are exercisable for voting common stock in lieu of non-voting common stock following the transfer of the warrants in a widely disbursed offering or in other limited circumstances.

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

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Basic
Net income/(loss)	$1,549	$(2,457)	$2,242	$(1,583)
Less: Dividends on preferred stock	—	(241)	—	(482)
Less Imputed dividends	—	(10)	—	(19)

Net income/(loss) available to common shareholders	$1,549	$(2,708)	$2,242	$(2,084)

Weighted average common shares outstanding	9,753,153	4,191,665	9,707,554	4,186,398

Basic earnings/(loss) per share	$.16	$(.65)	$.23	$(.50)

Diluted
Net income/(loss) available to common shareholders	$1,549	$(2,708)	$2,242	$(2,084)

Weighted average common shares outstanding for basic earnings per common share	9,753,153	4,191,665	9,707,554	4,186,398
Add: Dilutive effects of stock options	3,974	0	3,895	0
Add: Dilutive effects of stock awards	28,076	0	10,711	0

Average shares and dilutive potential common shares	9,785,203	4,191,665	9,722,160	4,186,398

Diluted earnings/(loss) per common share	$.16	$(.65)	$.23	$(.50)

There was a total of 156,580 and 236,580 stock options and award that were not considered in computing diluted earnings per common share for the three and six month period ending June 30, 2011, respectively, because they were anti-dilutive. All stock options and stock awards for the three and six month periods ended June 30, 2010 were anti-dilutive. They were anti-dilutive since the exercise prices were greater than the average market price of the common stock.

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

.	Carrying Value	Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
U.S. government sponsored entities and agency securities (recurring)	$11,671	$—	$11,671	$—
Private label residential mortgage-backed securities (recurring)	57,042	—	—	57,042
Federal National Mortgage Association securities (recurring)	3	—	3	—
Government National Mortgage Association securities (recurring)	4,394	—	4,394	—
Impaired loans (non recurring)	32,708	—	—	32,708
Real estate owned assets (non recurring)	15,019	—	—	15,019

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month period ended June 30, 2011 :

Investment Securities Available-for-sale
Balance of recurring Level 3 assets at April 1, 2011	$54,246
Total gains or losses (realized/unrealized):
Included in earnings—realized	1,421
Included in earnings—unrealized	—
Included in other comprehensive income	(2,992)
Purchases	31,203
Sales, issuances and settlements	(26,836)
Net transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets at June 30, 2011	$57,042

There were no significant transfers between Level 1 and Level 2 during the quarter ended June 30, 2011.

Impaired loans with specific valuation allowances are measured for impairment using the fair value of the collateral for collateral dependent loans. At June 30, 2011, impaired loans, net of specific valuation allowances totaled $32.1 million. Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $15.0 million, which is made up of the outstanding balance of $15.2 million, net of a valuation allowance of $137 thousand at June 30, 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

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

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $6.5 million, which is made up of the outstanding balance of $9.9 million, net of a valuation allowance of $3.4 million at December 31, 2009, resulting in expense of $2.7 million for the year ending December 31, 2010.

In accordance with ASC 825-10, the carrying amounts and estimated fair values of financial instruments, at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$61,039	$61,039	$59,100	$59,100
Securities available-for-sale	74,613	74,613	64,790	64,790
FHLB stock	7,650	N/A	8,323	N/A

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Loans receivable, net	671,905	683,638	678,175	690,229
Real estate owned, net	15,019	15,019	6,562	6,562
Accrued interest receivable	3,466	3,466	3,531	3,531
Financial liabilities
Deposits	$685,934	$688,096	$646,308	$628,319
Advances from the FHLB	30,000	30,240	75,000	75,959
Accrued interest payable	187	187	225	225

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

NOTE 6 – SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale securities investment securities portfolio at June 30, 2011 and December 31, 2010, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2011
Available-for sale
U.S. government-sponsored entities and agencies	$11,671	$117	$—	$11,788
Private label residential mortgage-backed securities	57,042	1,640	(320)	58,362
Federal National Mortgage Association	3	—	—	3
Government National Mortgage Association	4,394	66	—	4,460

Total securities available for sale	$73,110	$1,823	$(320)	$74,613

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2010
Available-for sale
U.S. government-sponsored entities and agencies	$5,036	$19	$—	$5,055
Private label residential mortgage-backed securities	49,933	4,545	(232)	54,246
Federal National Mortgage Association	3	—	—	3
Government National Mortgage Association	5,402	84	—	5,486

Total securities available for sale	$60,374	$4,648	$(232)	$64,790

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Amortized Cost	Fair Value
Maturity
Available-for-sale
Within one year	$—	$—
One to five years	11,671	11,788
Five to ten years	—	—
Private label residential mortgage backed and agency securities	61,439	62,826

Total	$73,110	$74,613

At June 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at June 30, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months			12 Months or Longer		Total
	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
U.S. government-sponsored entities and agencies		$		$—	$—		$
Private label residential mortgage-backed securities	6,790		(51)	16,373	(269)	23,163		(320)

Total available-for-sale	$6,790		$(51)	$16,373	$(269)	$23,163		$(320)

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

Other-Than-Temporary Impairment. Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards ASC 320, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

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

As of June 30, 2011, the Company’s security portfolio consisted of thirty-eight securities, seven of which were in an unrealized loss position. The unrealized losses are related to the Company’s private label residential mortgage-backed securities as discussed below.

The Company’s private label residential mortgage-backed securities that are in a loss position had a market value of $23.2 million with unrealized losses of approximately $320 thousand at June 30, 2011. These non-agency private label residential mortgage-backed securities were rated AAA at purchase and are not within the scope of ASC 325. The Company monitors to insure it has adequate credit support and as of June 30, 2011, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Of the $74.6 million securities portfolio, $69.7 million were rated AAA or AA and $4.9 million were rated between BBB to CCC based on the most recent credit rating as of June 30, 2011.

During the quarter ended June 30, 2011 and December 31, 2010, the Company determined that no securities were other-than-temporarily impaired due to current market conditions.

NOTE 7 – LOANS

Loans receivable consist of the following:

	June 2011	December 2010
Commercial:
Commercial and industrial	$9,285	$6,744
Real estate mortgage	65,933	46,568
Multi-family	30,224	33,040
Real estate construction	—	—
Land	4,933	14,828
Consumer:
Real estate 1-4 family first mortgage	548,994	568,854
Real estate 1-4 family junior lien mortgage	9,118	9,923
Other revolving credit and installment	10,290	11,031

Total	678,777	690,988
Allowance for loan losses	(8,431)	(14,637)
Net deferred loan costs	1,559	1,824

Loans receivable, net	$671,905	$678,175

At June 30, 2011, the Company had a total of $371.5 million in interest only mortgage loans and $28.7 million in loans with potential for negative amortization. At December 31, 2010, the Company had a total of $423.4 million in interest only mortgage loans (including Green Account loans) and $29.7 million in loans with potential for negative amortization. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

Activity in the allowance for loan losses is summarized as follows for the six months ended June 30, 2011 and the twelve months ended December 31, 2010 and 2009:

	2011	2010	2009
Balance at beginning of year	$14,637	$13,079	$18,286
Loans charged off	(6,735)	(7,531)	(22,505)
Recoveries of loans previously charged off	78	132	2
Provision for loan losses	451	8,957	17,296

Balance at end of period	$8,431	$14,637	$13,079

The following table presents the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on impairment method as of June 30, 2011:

	Commercial and Industrial	Real Estate Mortgage	Multi-family	Real estate construction	Land	Real Estate 1-4 family first mortgage	Real Estate 1-4 family junior lien mortgage	Other Revolving Credit	TOTAL
Allowance for loan losses:
Balance as of December 31, 2010	$50	$332	$2,389	$—	$1,067	$10,191	$258	$350	$14,637
Charge-offs	—	—	(2,136)	—	(1,843)	(2,746)	—	(10)	(6,735)
Recoveries	—	—	—	—	23	49	—	6	78
Provision	34	307	439	—	1,031	(1,332)	102	129	452

Balance as of June 30, 2011	$84	$639	$692	$—	$278	$6,162	$360	$217	$8,432

Individually evaluated for impairment	—	—	349	—	—	945	—	—	1,294
Collectively evaluated for impairment	84	639	343	—	278	5,216	360	217	7,138

Total ending allowance balance	$84	$639	$692	$—	$278	$6,162	$360	$217	$8,432

Loans:
Loans individually evaluated for impairment	$485	$2,291	$5,028	$—	$2,404	$26,794	$—	$1,045	$38,047
Loans collectively evaluated for impairment	8,800	63,641	21,907	—	729	522,200	9,118	9,246	635,642

Total ending loans balance	$9,285	$65,933	$26,935	$—	$3,133	$548,994	$9,118	$10,291	$673,689

The following table presents the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and is based on impairment method as of December 31, 2010:

	Commercial and Industrial	Real Estate Mortgage	Multi-family	Real estate construction	Land	Real Estate 1-4 family first mortgage	Real Estate 1-4 family junior lien mortgage	Other Revolving Credit	TOTAL
Allowance for loan losses:
Balance as of December 31, 2009	$17	$742	$1,474	$—	$1,348	$8,787	$412	$299	$13,078
Charge-offs	—	—	—	—	(2,695)	(4,747)	(47)	(42)	(7,531)
Recoveries	—	—	—	—	6	92	14	20	132
Provision	33	(410)	915	—	2,408	(6,059)	(121)	73	8,957

Balance as of December 31, 2010	$50	$332	$2,389	$—	$1,067	$10,191	$258	$350	$14,637

Individually evaluated for impairment	—	—	2,084	—	—	2,235	—	44	4,363
Collectively evaluated for impairment	50	332	305	—	1,067	7,956	258	306	10,274

Total ending allowance balance	$50	$332	$2,389	$—	$1,067	$10,191	$258	$350	$14,637

Loans:
Loans individually evaluated for impairment	$14	$2,310	$10,466	$—	$9,715	$27,297	$—	$113	$49,915
Loans collectively evaluated for impairment	6,730	44,259	22,574	—	5,113	541,556	9,923	10,918	641,073

Total ending loans balance	$6,744	$46,569	$33,040	$—	$14,828	$568,853	$9,923	$11,031	$690,988

Individually impaired loans were as follows:

	June 2011	December 2010
Year-end loans with no allocated allowance for loan losses	$22,128	$25,979
Year-end loans with allocated allowance for loan losses	10,580	23,936

Total	32,708	49,915

Amount of the allowance for loan losses allocated	$1,294	$4,363

	2011	2010	2009
Average of individually impaired loans during the period	$42,999	$33,662	$47,214
Interest income recognized during impairment	418	1,785	820
Cash-basis interest income recognized	212	1,555	595

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011. The recorded investment included represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs and accrued interest.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate mortgage	—	—	—	—	—
Multi-family	3,277	3,543	—	4,925	—
Real estate construction	—	—	—	—	—
Land	4,689	5,056	—	4,982	11
Consumer:
Real estate 1-4 family first mortgage	$14,051	$14,104	$—	$14,575	$147
Real estate 1-4 family junior lien mortgage	—	—	—	—	—
Other revolving credit and installment	111	113	—	113	3
With an allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate mortgage	—	—	—	—	—
Multi-family	5,028	5,033	349	5,046	127
Real estate construction	—	—	—	—	—
Land	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage and green	$5,485	$5,489	$879	$5,489	$105
Real estate 1-4 family junior lien mortgage and green	67	68	67	68	—
Other revolving credit and installment	—	—	—	—	—

Total	$32,708	$33,406	$1,294	$35,197	$393

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate mortgage	2,310	2,359	—	2,201	27
Multi-family	—	—	—	32	3
Real estate construction	—	—	—	—	—
Land	9,715	10,625	—	4,952	171
Consumer:
Real estate 1-4 family first mortgage	$13,934	$14,643	$—	$16,711	$273
Real estate 1-4 family junior lien mortgage	—	—	—	161	—
Other revolving credit and installment	20	21	—	40	3
With an allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate mortgage	10,466	8,421	2,084	8,696	808
Multi-family	—	—	—	—	—
Real estate construction	—	—	—	—	—
Land	—	—	—	7,240	250
Consumer:
Real estate 1-4 family first mortgage	$13,362	$11,415	$2,235	$16,415	$237
Real estate 1-4 family junior lien mortgage	—	—	—	—	—
Other revolving credit and installment	108	74	44	100	12

Total	$49,915	$47,558	$4,363	$56,556	$1,786

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	2011	2010
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans, net of specific valuation allowances ($945 and $3,423)	$22,067	$35,407

Nonaccrual loans consist of the following:

	June 2011	December 2010
Commercial:
Commercial and industrial	$—	$—
Real estate mortgage	—	—
Multi-family	3,277
Real estate construction	—	6,691
Land	4,204	9,715
Consumer:
Real estate 1-4 family first mortgage	14,585	18,999
Real estate 1-4 family junior lien mortgage	—	—

	June 2011	December 2010
Other revolving credit and installment	1	2

Total	$22,067	$35,407

Of the $22.1 million in nonaccrual loans, $16.5 million represents trouble debt restructured loans that are nonaccrual due to the fact that these loans are currently in the first six months of payment.

Troubled Debt Restructurings:

The Company has allocated $746 thousand and $3.1 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011 and December 31, 2010, respectively. The Company did not have any commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings at June 30, 2011 or December 31, 2010.

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

The following table displays the Company’s risk categories as of June 30, 2011.

	Pass	Special Mention	Substandard	Doubtful	Not Rated	TOTAL
Commercial:
Commercial and industrial	8,800	485	—	—	—	9,285
Real estate mortgage	58,781	—	2,291	—	4,861	65,933
Multi-family	17,490	—	8,305	—	4,429	30,224
Real estate construction	—	—	—	—	—	—
Land	729	334	3,870	—	—	4,933
Consumer:
Real estate 1-4 family first mortgage	469,368	16,707	19,859	—	43,060	548,994
Real estate 1-4 family junior lien mortgage	8,156	698	248	—	16	9,118
Other revolving credit and installment	7,768	114	935	—	1,473	10,290

Total	$571,092	$18,337	$35,509	$—	$53,839	$678,777

The following table displays the Company’s risk categories as of December 31, 2010.

	Pass	Special Mention	Substandard	Doubtful	Not Rated	TOTAL
Commercial:
Commercial and industrial	6,244	500	—	—	—	6,744
Real estate mortgage	34,882	4,431	2,310	—	4,945	46,568
Multi-family	18,085	1,965	8,502	—	4,488	33,040
Real estate construction	—	—	—	—	—	—
Land	4,376	1,071	9,381	—	—	14,828
Consumer:
Real estate 1-4 family first mortgage	467,970	27,341	22,771	—	50,772	568,854
Real estate 1-4 family junior lien mortgage	9,044	863	108	—	16	9,923
Other revolving credit and installment	9,290	180	—	—	1,453	11,031

Total	$549,891	$36,351	$43,072	$—	$61,674	$690,988

The following table presents the aging of the principal balances in past due loans as of June 30, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Total Carrying Amount > 90 Days and Accruing	Considered Current That Have been Modified in Previous Year
June 30, 2011
Commercial:
Commercial and industrial	$485	—	—	485	8,800	9,285	—	485
Real estate mortgage	—	—	—	—	65,933	65,933	—	—
Multi-family	182	—	3,277	3,459	26,765	30,224	—	6,367
Real estate construction	—	—	—	—	—	—	—	—
Land	—	—	4,204	4,204	729	4,933	—	1,800
Consumer:
Real estate 1-4 family first mortgage	15,296	3,278	6,969	26,543	523,451	548,994	—	4,973
Real estate 1-4 family junior lien mortgage	—	698	67	765	8,353	9,118	—	—
Other revolving credit and installment	148	11	1	160	10,130	10,290	—	—

Total	$16,111	$3,987	$14,518	$34,616	$644,161	$678,777	—	$13,625

The following table displays the Company’s non-performing and performing substandard loan portfolio.

	# of Loans	Balance
Substandard Loans:
Non-Performing	43	$35,509
Performing:
TDR on non-accrual (not yet made 6 consecutive payments)	17	15,221
Impaired TDR on accrual	1	3,090
Rated Sub due to borrower relationship to distress loan	15	11,052

Total Performing:	33	$29,363

The following table presents the aging of the principal balances in past due loans as of December 31, 2010 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Total Carrying Amount > 90 Days and Accruing	Considered Current That Have been Modified in Previous Year
December 31, 2010
Commercial:
Commercial and industrial	—	—	—	—	6,744	6,744	—	—
Real estate mortgage	665	—	—	665	45,903	46,568	—	14
Multi-family	540	—	—	540	32,500	33,040	—	—
Real estate construction	—	—	—	—	—	—	—	—
Land	2,538	—	7,582	10,120	4,708	14,828	—	—
Consumer:
Real estate 1-4 family first mortgage	17,125	9,945	13,518	40,588	528,265	568,853	—	3,702
Real estate 1-4 family junior lien mortgage	698	—	—	698	9,225	9,923	—	—
Other revolving credit and installment	4	2	2	8	11,023	11,031	—	111

Total	$21,570	$9,947	$21,102	$52,619	$638,369	$690,988	—	$3,827

NOTE 8 – REAL ESTATE OWNED

Activity in the valuation allowance was as follows for the six months ended June 30, 2011 and the twelve months ended December 31, 2010:

	2011	2010
Beginning of year	$3,379	$700
Additions charged to expense	558	2,679
Direct write-downs	(3,800)	—

Balance at end of period	$137	$3,379

Expenses related to foreclosed assets included in loan servicing and foreclosure expenses on the consolidated statement of operations are as follows for the six months ended June 30, 2011 and the twelve months ended December 31, 2010:

	2011	2010
Net loss on sales	$819	$332
Operating expenses, net of rental income	656	841

	$1,475	$1,173

Real Estate loans sold on contract	$1,145	$1,147

Deferred gain on real estate sold on contract	$51	$52

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end:

	Contract Amount
	June 30, 2011		December 31, 2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$—	$—	$—	$—
Unused lines of credit	4,599	39,101	4,761	44,679
Standby letters of credit	10	10	10	10

Commitments to make loans are generally made for periods of 30 days or less.

Financial instruments that potentially subject the Bank to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, and loans. At June 30, 2011 and December 31, 2010, the Bank had deposit accounts with balances totaling approximately $55.6 million and $53.7 million, respectively, in other financial institutions.

NOTE 10 – PREFERRED STOCK

On December 15, 2010, the Company redeemed all $19.3 million of “Series A” preferred stock issued to the U.S. Treasury under the “TARP” Troubled Asset Relief Program’s Capital Purchase Program. During the first quarter, the Company entered into an Agreement with the U.S. Department of the Treasury for the repurchase of 280,795 warrants issued to Treasury in connection with the TARP investment. These warrants had a strike price of $10.31 and were purchased for $1.0 million.

NOTE 11 – INCOME TAXES

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Each quarter, the Company reviews its analysis of whether a valuation allowance should be recorded against its deferred tax assets. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset at June 30, 2011 is more likely than not based upon available tax planning strategies and expectations as to future taxable income. At June 30, 2011, the Company had a net deferred tax asset of $8.2 million.

NOTE 12 – SUBSEQUENT AND OTHER EVENTS

On June 3, 2011, we entered into a definitive agreement to acquire all of the outstanding stock of Gateway Bancorp, the holding company for Gateway Business Bank for an aggregate purchase price of up to $17 million in cash. The closing of the transaction is subject to the satisfaction of certain conditions, including the receipt of all necessary or advisable regulatory approvals. No assurance can be given as to when or whether these approvals will be received. The success of our pending acquisition of Gateway Bancorp will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of Pacific Trust Bank (sometimes referred to below as the “Bank”) and Gateway Business Bank in a manner that does not materially disrupt the existing customer relationships of either institution or result in decreased revenues from our respective customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

On July 27, 2011, First PacTrust Bancorp, Inc. (the “Company”), the holding company for Pacific Trust Bank (the “Bank”), announced that the underwriters of the Company’s recently completed public offering of voting common stock partially exercised their 30-day overallotment option, resulting in the issuance of an additional 35,000 shares. Together with the 1,583,641 shares the Company issued on June 28, 2011, the Company issued a total of 1,618,641 shares of voting common stock in the underwritten public offering, at a price to the public of $15.50 per share ($14.6475 per share, net of underwriting discounts and commissions), for gross proceeds of approximately $25.1 million.

As a result of the underwriters’ exercise of the overallotment option, St. Cloud Capital Partners II, L.P. and TCW Shared Opportunities Fund V, L.P., each an existing shareholder of the Company (the “Existing Investors”), purchased from the Company an aggregate of 4,583 additional shares of voting common stock. Together with the 207,360 shares issued to the Existing Investors on June 28, 2011, the Company issued a total of 211,943 shares of voting common stock to the Existing Investors in the separate registered offering made directly to them by the Company pursuant to their existing contractual rights, at a price of $14.6475 per share (the same price per share as offered to the public in the underwritten public offering, net of underwriting discounts and commissions), for gross proceeds of approximately $3.1 million.

The combined net proceeds of the offerings to the Company, after deducting underwriting discounts and commissions for the underwritten public offering and estimated expenses, are expected to be approximately $26.6 million. The Company intends to use the net proceeds from the offerings for general corporate purposes, which may include, among other things, investments at the holding company level, capital infusions to support the growth of the Bank, acquisitions or other business combinations and other business opportunities.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company or Bancorp) and Pacific Trust Bank (the Bank), at June 30, 2011, to its financial condition at December 31, 2010, and the results of operations for the three months and six months ended June 30, 2011 to the same periods in 2010. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Assets. The Company’s total assets increased by $20.7 million, or 2.4%, to $882.3 million at June 30, 2011 from $861.6 million at December 31, 2010 primarily due to an increase in the balance of the available-for-sale securities portfolio in the amount of $9.8 million, an increase of $8.5 million in the balance of OREO, an increase of $5.7 million in other assets, and an increase in premises and equipment of $2.4 million. The increase in total assets was partially reduced by a $6.3 million decline in loans and a $740 thousand decline in the Company’s prepaid FDIC assessment.

Cash and cash equivalents. Cash and cash equivalents increased $1.9 million, or 3.3%, to $61.0 million at June 30, 2011 from $59.1 million at December 31, 2010. Cash and cash equivalents were increased by an increase in time and core deposits of $39.6 million, the completion of a private placement totaling $26.2 million and a $673 thousand FHLB capital stock redemption. Cash and cash equivalents were reduced by maturing FHLB advances totaling $45.0 million, a net increase in the securities portfolio of $9.8 million, increased loan balances of $7.1 million (net of loans transferring to OREO status), and an increase in premises and equipment of $2.4 million. The remaining net increase in cash and cash equivalents was the result of small fluctuations in various accounts.

Loans. Loans receivable, net of valuation allowances, decreased by $6.3 million, or .9%, to $671.9 million at June 30, 2011 from $678.2 million at December 31, 2010. This decrease was the result of net loan principal repayments, charge-offs and foreclosures exceeding loan production during the six months ended June 30, 2011. During the six months ended June 30, 2011, the Company transferred a total of $12.7 million of loans, net of specific valuation allowances, to other real estate owned. During the second quarter, the Bank sold two non-performing loans representing $5.1 million in book value to Bancorp in connection with its effort to further reduce the levels of classified and non-performing assets held at the Bank. Production from the re-launch of the Bank’s residential lending programs is expected to increase during the second half of 2011.

Investments. Securities classified as available for sale of $74.6 million at June 30, 2011 increased $9.8 million from December 31, 2010 due to the purchase of $43.2 million of agency and private label mortgage-backed securities during the six months ended June 30, 2011. In addition, the Company sold $12.7 million of classified securities in the open market at a gain of $1.1 million.

Premises and Equipment. Premises and equipment increased $2.4 million, or 37.4%, to $8.7 million at June 30, 2011 from $6.3 million at December 31, 2010 primarily due to the purchase of a new branch in San Marcos, California that opened during the quarter.

Allowance for Loan Losses. The allowance for loan losses at June 30, 2011 was $8.4 million, which represented 1.2% of the loans outstanding at June 30, 2011, as compared to $14.6 million, or 2.1%, of the loans outstanding at December 31, 2010. Of these allowances, $1.3 million are allocated to non-performing loans and loans subject to troubled debt restructurings with $7.1 million serving as a general reserve for loan losses. The reduction in the allowance largely resulted from the Bank recording charge-offs on problem loans totaling $6.7 million during the period. This reduced the Company’s general and specific reserves and resulted primarily from a decline in the Company’s rolling twelve month loss metrics. The Company’s level of available allowances at the beginning of the period combined with improvement in the credit metrics and the reduction of delinquencies in the loan portfolio during the six months ended June 30, 2011, allowed the Company to absorb these charges during the period. The Company’s specific reserves declined $3.1 million during the period as a direct result of charging off previously established specific valuation allowances. Further, of the $6.7 million total problem loans charged off during the period, $2.1 million related to one multi-family loan and $1.7 million related to one problem land loan. The remaining charge-offs were primarily related to various residential loans. Even with the decrease in the overall total allowance, the Company’s allowance for loan losses as a percentage of non-performing loans remained fairly constant at 38.2% at June 30, 2011 compared to 41.3% at December 31, 2010. The Company’s non-performing loans also reflected the improved credit quality in the portfolio with a $5.7 million decline from $19.9 million at December 31, 2010 to $14.2 million at June 30, 2011 representing the lowest level of non-performing loans over the last five quarters. The Company added $451,000 to its provision for loan losses during the period related to new commercial real estate production.

The Company maintains an allowance for loan losses to absorb probable incurred losses presently inherent in the loan portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for current economic conditions and other qualitative factors, combined with a current loan to value analysis to analyze the associated risks in the current loan portfolio. The Company obtains updated loan to value amounts to use in this analysis on a semi-annual basis. The most recent analysis was done in May 2011. The Company evaluates all impaired loans individually, primarily through the evaluation of collateral values and cash flows.

Management assesses the allowance for loan losses monthly. While management uses available information to recognize losses on loans; future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2011 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. See further discussion in subsection entitled “Comparison of Operating Results-Provision for Loan Losses.”

Non-performing Loans. The following table is a summary of our nonperforming assets, net of specific valuation allowances, at June 30, 2011 and December 31, 2010 (dollars in thousands):

	At December 31, 2010	Increased(2)	Decreases(3)	At June 30, 2011
Nonperforming loans(1)
Commercial:
Commercial and industrial	$—	—	—	$—
Real estate mortgage	—	—	—	—
Multi-family	—	3,677	(400)	3,277
Real estate construction	—	—	—	—
Land	7,581	2,702	(6,080)	4,203
Consumer:
Real estate 1-4 family first mortgage and green	12,330	14,084	(19,655)	6,759
Real estate 1-4 family junior lien mortgage and green	—	67	(67)	—
Other revolving credit and installment	2	994	(996)	1

Total nonperforming loans	19,913	21,524	(27,198)	14,240
Other real estate owned	6,562	12,720	(4,263)	15,018

Total nonperforming assets	$26,475	$34,244	$(31,461)	$29,258

Ratios
Nonperforming loans, net of specific valuation allowances, to total gross loans	2.88%	2.10%
Nonperforming assets, net of specific valuation allowances, to total gross loans	3.83%	4.31%

(1)	The Company ceases accruing interest, and therefore classifies as nonperforming, any loan as to which principal or interest has been in default for a period of greater than 90 days, or if repayment in full of interest or principal is not expected. Nonperforming loans exclude loans that have been restructured and remain on accruing status. At June 30, 2011, net nonperforming loans totaled $14.2 million, net of specific valuation allowances of $276 thousand. At December 31, 2010, net nonperforming loans totaled $19.9 million, net of specific valuation allowances of $1.2 million.
(2)	Increases in nonperforming loans are attributable to loans where we have discontinued the accrual of interest at some point during the quarter ended June 30, 2011. Increases in other real estate owned represent the value of properties that have been foreclosed upon during the quarter ended June 30, 2011.
(3)	Decreases in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and transfers of balances to other real estate owned during 2011. Decreases in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon.

Nonperforming loans decreased $5.7 million to $14.2 million at June 30, 2011 compared to $19.9 million at December 31, 2009. Loan loss reserves totaling $2.7 million have been established for these loans. The Company utilizes estimated current market values for collateral when assessing loan loss allocations for impaired collateral dependent loans.

Troubled Debt Restructured Loans (TDRs). As of June 30, 2011, the Company had 32 loans with an aggregate balance of $21.9 million, net of specific valuation allowances, classified as TDR compared to $23.1 million at December 31, 2010. Specific valuation allowances totaling $746 thousand (net of $2.8 million previously charged off) have been established for these loans as of June 30, 2011 compared to $3.1 million at December 31, 2010. When a loan becomes a TDR the Company ceases accruing interest, recognizes principal and interest payments on a cash basis and classifies it as non-accrual until the borrower has made at least six consecutive payments and in certain instances twelve consecutive payments under the modified terms. Of the 32 loans classified as TDR, 26 loans totaling $15.1 million are performing under their modified terms (defined as less than 90 days delinquent). Of the performing TDRs, $6.8 million have been paying as agreed for more than six months and are on accrual status while $8.3 million are performing and earning interest on a cash basis but are classified non-accrual because the borrower has yet to make six consecutive payments under the modified agreement. Six TDR loans with an aggregate balance of $6.7 million are “nonperforming” (defined as over 90 days delinquent). Nonperforming TDR loans consist of one Green Account loan with an aggregate balance of $1.0 million secured by a one- to four-family property, three loans totaling $2.2 million secured by land, one loan with an aggregate balance of $3.3 million secured by multi-family residences, and one loan totaling $205 thousand secured by single family residences. These loans will either return to a performing TDR status or move through the Bank’s normal collection process for non-performing loans.

The following table presents the seasoning of the Bank’s performing restructured loans, their effective balance (principal balance less specific valuation allowances charged-off), and their weighted average interest rates (dollars in thousands):

Performing Restructured Loans As of June 30, 2011
Payments	# of loans	Book Value	Average Loan Size	Weighted Average Interest Rate
	(Dollars in Thousands)
1 Payment	2	$688	$344	10.53%
2 Payments	—	—	—	—
3 Payments	—	—	—	—
4 Payments	—	—	—	—
5 Payments	—	—	—	—
6 Payments	2	2,716	1,358	4.67%
7 Payments	—	—	—	—
8 Payments	1	415	415	6.87%
9 Payments	—	—	—	—
10 Payments	3	3,293	1,098	5.93%
11 Payments	1	320	320	5.60%
12 Payments	15	5,802	387	5.34%

Total	24	$13,234	$509	5.68%

Other Real Estate Owned Assets “OREO”. During the quarter, the Company foreclosed on 16 properties totaling $9.5 million. During the six months ended June 30, 2011, the Company foreclosed on 18 properties totaling $12.7 million. Additionally, the Company sold a single family home at a net loss of $16 thousand, and recorded a $137 thousand write-down on two residential OREO to levels equal to net sales proceeds.

Deposits. Total deposits increased by $39.6 million, or 6.1%, to $685.9 million at June 30, 2011 from $646.3 million at December 31, 2010. Certificates of deposit increased $24.9 million, savings accounts increased $10.8 million and checking accounts increased $7.6 million. Growth was achieved primarily from the opening of two new branches during the period as well as the formation of new customer relationships and the attraction of additional funds from existing customers. Money market accounts declined $3.7 million. Total core deposits (total deposits less CDs) increased by 5.3% to $289.1 million at June 30, 2011, compared to $274.4 million at December 31, 2010. The Bank completed the opening of a new branch in La Jolla, California in early March and a new branch in San Marcos, California during June, 2011. The Bank is actively seeking additional production offices in core Southern California banking markets and expects to expand the Bank’s branch network into Los Angeles during the third quarter.

Federal Home Loan Bank “FHLB” Advances. During the six months ended June 30, 2011, $45.0 million of long term FHLB advances matured resulting in a 60.0% decrease, to $30.0 million at June 30, 2011, from $75.0 million at December 31, 2010. An additional $10.0 million of advances have an average current yield of 3.81% and mature in 2011. These advances are expected to be replaced with low cost consumer deposits, or CDs from the State of California that are currently priced at six basis points over the three month Treasury Bill rate.

Equity. Equity increased $24.5 million, or 1.8% to $160.5 million at June 30, 2011 from $136.0 million at December 31, 2010. The increase was due to the completion of a $26.0 million public offering in June, 2011. Additionally, equity was decreased due to the payment of common stock dividends of $2.1 million and a $1.7 million decline in unrealized gain on securities available-for-sale.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General. Net income increased $4.0 million to $1.5 million for the three months ended June 30, 2011 compared to a net loss of $2.5 million in the same period of the prior year. Second quarter earnings were impacted by $1.1 million pre-tax gain-on-sale of investment securities and by $311 thousand in professional fees associated with acquisition and other activities. Net of a $0.11 dividend paid on July 1, 2011, tangible book value per share declined from $13.98 to $13.91 per share between December 31, 2010 and June 30, 2011.

Interest Income. Interest income decreased by $1.4 million, or 14.1%, to $8.6 million for the three months ended June 30, 2011, from $10.0 million for the three months ended June 30, 2010 as described below.

Interest income on loans decreased $1.1 million, or 13.0% to $7.5 million for the three months ended June 30, 2011 from $8.6 million for the three months ended June 30, 2010. The primary factor for the decrease was a $54.9 million decrease in the average balance of loans receivable from $720.4 million for the three months ended June 30, 2010 to $665.5 million for the three months ended June 30, 2011. This was due to principal repayments, loan charge-offs and foreclosures exceeding loan production. The decrease in interest income on loans receivable was further reduced by a 28 basis point reduction in the average yield on loans receivable to 4.6% due to a general decline in market interest rates from the prior period.

Interest income on securities decreased $285 thousand to $1.0 million for the three months ended June 30, 2011 from $1.3 million for the three months ended June 30, 2010. This decrease was due to the sale of four securities during the period as well as a decline of 231 basis points in the average rate paid on the portfolio.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread for the three months at June 30, 2011 and June 30, 2010. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30, (dollars in thousands)
	2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$665,516	7,513	4.52%	$720,399	8,638	4.80%
Securities(2)	74,585	1,002	5.37%	67,037	1,287	7.68%
Other interest-earning assets(3)	46,859	67	0.57%	43,845	65	0.59%

Total interest-earning assets	786,960	8,582	4.36%	831,281	9,990	4.80%

Non-interest earning assets(4)	64,078			61,096

Total assets	$851,038			$892,377

INTEREST-BEARING LIABILITIES
NOW	$64,306	16	0.10%	$57,399	31	0.22%
Money market	88,442	61	0.28%	86,574	171	0.79%
Savings	134,927	97	0.29%	125,678	245	0.78%
Certificates of deposit	372,970	1,049	1.13%	414,844	1,713	1.65%
FHLB advances	48,737	351	2.88%	104,286	805	3.09%

Total interest-bearing liabilities	709,382	1,574	0.88%	788,781	2,965	1.52%

Non-interest-bearing liabilities	4,507			4,602
Total liabilities	713,889			793,383
Equity	137,149			98,994

Total liabilities and equity	$851,038			$892,377

Net interest/spread		$7,008	3.48%		$7,025	3.28%

Margin(5)			3.56%			3.38%
Ratio of interest-earning assets to interest-bearing liabilities	110.94%			105.39%

(1)	Average balances of nonperforming loans are included in the above amounts. Calculated net of deferred fees and loss reserves.
(2)	Calculated based on amortized cost.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Includes average balance of BOLI investment of $18.2 million.
(5)	Net interest income divided by interest-earning assets.

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

	Three Months Ended June 30, 2011 compared to June 30, 2010
	Total Change	Change Due To Volume	Change Due To Rate
	(In thousands)
Income from interest earning assets:
Loans, gross	$(1,125)	$(2,545)	$1,420
Securities	(285)	532	(817)
Interest-bearing deposits in other financial institutions	2	17	(15)

Total interest income from interest earning assets	(1,408)	(1,996)	588

Expense on interest –bearing liabilities:
Savings	$(148)	$67	$(215)
NOW	(15)	13	(28)
Money market	(110)	14	(124)
Certificate of Deposit	(664)	(639)	25
FHLB Advances	(454)	(1,613)	1,159

Total interest expense on interest-bearing liabilities	(1,391)	(2,158)	767

Net interest income	$(17)	$162	$(179)

Interest Expense. Interest expense decreased $1.4 million or 46.9%, to $1.6 million for the three months ended June 30, 2011 from $3.0 million for the three months ended June 30, 2010. Interest expense on deposits decreased $1.0 million, or 43.4%, to $1.2 million for the three months ended June 30, 2011 from $2.2 million for the three months ended June 30, 2010. The primary factor for the decrease was a $23.9 million decrease in the average balance of deposits from $684.5 million for the three months ended June, 30, 2010 to $660.6 million for the three months ended June 30, 2011, as well as a decline in the Company’s overall average cost of deposits to 74 basis points for the quarter ended June 30, 2011. This decline in the Company’s cost of funds reflects the overall decrease in short term market interest rates as a result of the continued stress in the credit markets.

Interest expense on FHLB advances decreased $454 thousand, or 56.4% to $351 thousand for the three months ended June 30, 2011 from $805 thousand for the three months ended June 30, 2010. The decline in interest expense was due to the average balance of FHLB advances decreasing $55.5 million from $104.3 million for the three months ended June 30, 2010 to $48.7 million for the three months ended June 30, 2011 due to the maturity of $70.0 million of FHLB advances during the period.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses decreased $17 thousand, or 0.2%, to $7.0 million for the three months ended June 30, 2011 from $7.0 million for the three months ended June 30, 2010. The Company’s net interest margin declined marginally from 3.68% as of December 31, 2010 to 3.56% as of June 30, 2011. Continued improvement in the Bank’s liability mix and cost of deposits resulted in a 6 basis point (8%) reduction in the cost of deposits from 0.80% at March 31, 2011 to 0.74% for the three months ended June 30, 2011. These benefits were offset by a 4 basis point reduction in yields on the Bank’s loan portfolio due to the repricing of adjustable rate loans and reversal of accrued interest on a number of loans delinquent more than 90 days. The Company also experienced declines in the yield on securities as the Company diluted the high yields on its core portfolio by investing excess liquidity into shorter term securities. Continued reductions in the Bank’s cost of funds, the impact of recent lending initiatives and expected reductions in the level of non-performing loans are expected to enhance the Bank’s core earnings model in coming quarters.

Provision for Loan Losses. The Company maintains an allowance for loan losses to absorb probable incurred losses presently inherent in the loan portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan seasoning and underwriting experience, among others. This analysis is combined with a current loan to value analysis to analyze the associated risks in the current loan portfolio. The Company evaluates all impaired loans individually, primarily through the evaluation of collateral values and cash flows. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2011 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, approximately 95% of the Company’s loans are to individuals and businesses in southern California, in general, and more specifically, San Diego County. During the second quarter, the Company added $451,000 to its provision for loan losses related to new commercial real estate production.

During the second quarter, the Company disposed of $445 thousand in OREO at a net loss of $16 thousand, while charging off $137 thousand on new or existing OREO. As of June 30, 2011, the Company’s OREO balances totaled $15.0 million (1.70% of total assets), compared to $6.6 million (0.76% of total assets) as of December 31, 2010. Non-performing loans decreased by $5.7 million and totaled $14.2 million as of June 30, 2011, compared to $19.9 million at December 31, 2010. Net charge-offs totaled $3.9 million for the current quarter which primarily resulted in the charge-offs of specific valuation allowances for various one-to four- family properties, one multi-family property and one land property. These levels compare to $2.1 million in net charge-offs in the prior year’s second quarter.

Noninterest Income. Noninterest income increased $1.2 million for the three months ended June 30, 2011 to $1.6 million compared to $364 thousand for the same period of the prior year primarily due to a gain on the sale of available-for-sale securities totaling $1.1 million.

Noninterest Expense. Noninterest expense increased $1.1 million, or 22.1%, to $6.0 million for the three months ended June 30, 2011 compared to $4.9 million for the same period of the prior year. This net increase was primarily the result of a $1.3 million increase in salaries and employee benefits, a $334 thousand increase in foreclosure and OREO expenses, a $273 thousand increase in professional fees, and a $215 thousand increase in other general and administrative expenses. These gains were offset by an $891 thousand decrease in valuation allowance expense for other real estate owned and a $269 thousand reduction in losses on sale of OREO.

Salaries and employee benefits represented 47.6% and 31.2% of total noninterest expense for the three months ended June 30, 2011 and June 30, 2010, respectively. Total salaries and employee benefits increased $1.3 million, or 85.9%, to $2.9 million for the three months ended June 30, 2011 from $1.5 million for the same period in 2010, due to additional compensation expense related to the hiring of new officers, production personal and support staff needed to execute the Company’s growth strategy.

Foreclosure and OREO expenses increased $334 thousand to $532 thousand for the three months ended June 30, 2011 due primarily to increase activity during the period. During the second quarter, the Company foreclosed on 16 properties totaling $9.5 million.

Total professional fees increased $273 thousand, or 193.6% to $414 thousand for the three months ended June 30, 2011 from $141 thousand for the same period in 2010, due to increased consulting and legal fees primarily related to due-diligence activities with regard to potential strategic plans.

OREO valuation expense declined $891 thousand to $137 thousand for the three months ended June 30, 2011 due to a large valuation allowance recorded in the prior year’s quarter on a construction property.

The Company experienced a reduction of $269 thousand in losses on the sale of OREO due to reduced sale activity during the period.

Income Tax Expense/(Benefit). An income tax expense of $644 thousand was recorded for the three months ended June 30, 2011 compared to income tax benefit of ($713) thousand , for the three months ended June 30, 2010. The effective tax rate for the three months period ending June 30, 2011 was in accordance with the guidelines of ASC 740.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

General. Net income for the six months ended June 30, 2011increased $3.8 million to $2.2 million from a loss of $1.6 million in the same period of the prior year. Excluding certain non-core charges, Bancorp would have earned $2.3 million, or $0.24 per share for the six months ended June 30, 2011. Non-core charges were principally composed of $863.5 thousand in non-core compensation expenses related to an accrual for Change of Control benefits related to our 2010 private placement, and an additional $79 thousand tax expense related to that payment, a $1.1 million pre-tax gain-on-sale of investment securities and by $244 thousand in professional fees associated with acquisition and other activities. Net of a $0.105 dividend paid on February 24, 2011, a $1.0 million ($0.10 per share) payment to the Department of Treasury in connection with the retirement of TARP related warrants, and a $0.11 dividend paid on July 1, 2011 tangible book value per share declined from $13.98 to $13.91 per share between December 31, 2010 and June 30, 2011.

Interest Income. Interest income decreased by $3.0 million, or 14.5%, to $17.5 million for the six months ended June 30, 2011, from $20.5 million for the six months ended June 30, 2010 as described below.

Interest income on loans decreased $2.6 million, or 14.7% to $15.2 million for the six months ended June 30, 2011 from $17.8 million for the six months ended June 30, 2010. The primary factor for the decrease was a $59.5 million decrease in the average balance of loans receivable from $728.0 million for the six months ended June 30, 2010 to $668.5 million for the six months ended June 30, 2011. This was due to principal repayments, loan charge-offs and foreclosures exceeding loan production. The decrease in interest income on loans receivable was further reduced by a 35 basis point reduction in the average yield on loans receivable to 4.6% due to a general decline in market interest rates from the prior period.

Interest income on securities decreased $370 thousand to $2.2 million for the six months ended June 30, 2011 from $2.6 million for the six months ended June 30, 2010. This decrease was due to the sale of securities during the period as well as a decline on the average rate paid on the securities.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread for the six months at June 30, 2011 and June 30, 2010. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended June 30, (dollars in thousands)
	2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$668,524	$15,179	4.54%	$727,946	$17,803	4.89%
Securities(2)	73,121	2,246	6.14%	61,428	2,616	8.52%
Other interest-earning assets(3)	46,901	106	0.45%	40,890	89	0.44%

Total interest-earning assets	788,546	17,531	4.44%	830,264	20,508	4.94%

Non-interest earning assets(4)	63,257			60,770

Total assets	$851,803			$891,034

INTEREST-BEARING LIABILITIES
NOW	$62,742	32	0.10%	$56,100	63	0.22%
Money market	88,777	127	0.29%	85,777	343	0.80%
Savings	131,713	187	0.28%	123,599	487	0.79%
Certificates of deposit	365,620	2,154	1.18%	410,966	3,558	1.73%
FHLB advances	60,000	868	2.89%	110,939	1,693	3.05%

Total interest-bearing liabilities	708,852	3,368	0.96%	787,381	6,144	1.56%

Non-interest-bearing liabilities	5,865			4,907
Total liabilities	714,717			792,288
Equity	137,086			98,746

Total liabilities and equity	$851,803			$891,034

Net interest/spread		$14,163	3.48%		$14,364	3.38%

Margin(5)			3.59%			3.46%
Ratio of interest-earning assets to interest-bearing liabilities	111.24%			105.45%

(1)	Average balances of nonperforming loans are included in the above amounts. Calculated net of deferred fees and loss reserves.
(2)	Calculated based on amortized cost.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Includes BOLI investment of $18.0 million.
(5)	Net interest income divided by interest-earning assets.

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

	Six Months Ended June 30, 2011 compared to June 30, 2010
	Total Change	Change Due To Volume	Change Due To Rate
	(In thousands)
Income from interest earning assets:
Loans, gross	$(2,624)	$(5,591)	$2,967
Securities	(370)	1,767	(2,137)
Interest-bearing deposits in other financial institutions	17	54	(37)

Total interest income from interest earning assets	(2,977)	(3,770)	793

Expense on interest–bearing liabilities:
Savings	$(300)	$120	$(420)
NOW	(31)	27	(58)
Money market	(216)	46	(262)
Certificate of Deposit	(1,404)	(1,442)	34
FHLB Advances	(825)	(2,964)	2,139

Total interest expense on interest-bearing liabilities	(2,776)	(4,213)	1,437

Net interest income	$(201)	$443	$(644)

Interest Expense. Interest expense decreased $2.8 million or 45.2%, to $3.4 million for the six months ended June 30, 2011 from $6.1 million for the six months ended June 30, 2010. Interest expense on deposits decreased $2.0 million, or 43.8%, to $2.5 million for the six months ended June 30, 2011 from $4.5 million for the six months ended June 30, 2010. The primary factor for the decrease was a $27.7 million decrease in the average balance of deposits from $676.4 million for the six months ended June 30, 2010 to $648.7 million for the six months ended June 30, 2011, as well as a decline in the Company’s overall cost of deposits to 77 basis points for the period ending June 30, 2011. This decline in the Company’s cost of funds reflects the overall decrease in short term market interest rates as a result of the continued stress in the credit markets.

Interest expense on FHLB advances decreased $825 thousand, or 48.7% to $868 thousand for the six months ended June 30, 2011 from $1.7 million for the six months ended June 30, 2010. This decrease was primarily due to a reduction in the average balances of advances. The average balance of the FHLB advances decreased $50.9 million from $110.9 million for the six months ended June 30, 2010 to $60.0 million for the six months ended June 30, 2011 due to the maturity of $70.0 million of FHLB advances during the period.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses decreased $201 thousand, or 1.4%, to $14.2 million for the six months ended June 30, 2011 from $14.4 million for the six months ended June 30, 2010. The Company’s net interest margin declined marginally from 3.68% as of December 31, 2010 to 3.59% as of June 30, 2011. Continued improvement in the Bank’s liability mix and cost of deposits resulted in 20 basis point (27%) reduction in the cost of deposits from 0.94% at December 13, 2010 to 0.74% at June 30, 2011. These benefits were offset by a 45 basis point reduction in yields on the Bank’s loan portfolio due to the repricing of adjustable rate loans and reversal of accrued interest on a number of loans delinquent more than 90 days. The Company also experienced declines in the yield on securities as the Company diluted the high yields on its core portfolio by investing excess liquidity into shorter term securities. Continued reductions in the Bank’s cost of funds, the impact of recent lending initiatives and expected reductions in the level of non-performing loans are expected to enhance the Bank’s core earnings model in coming quarters.

Provision for Loan Losses. The Company maintains an allowance for loan losses to absorb probable incurred losses presently inherent in the loan portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for numerous factors including those found in the Interagency Guidance on

Allowance for Loan and Lease Losses, which include current economic conditions, loan seasoning and underwriting experience, among others. This analysis is combined with a current loan to value analysis to analyze the associated risks in the current loan portfolio. The Company evaluates all impaired loans individually, primarily through the evaluation of collateral values and cash flows. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2011 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, approximately 95% of the Company’s loans are to individuals and businesses in southern California, in general, and more specifically, San Diego County. A $451 thousand provision for loan losses was recorded during the three months ended June 30, 2011. The increase in the provision was primarily due to an increase in specific valuation allowances during the period.

During the six months ended June 30, 2011, the Company disposed of $4.3 million in OREO at a net loss of $819.5 thousand, while charging off $4.4 million on new or existing OREO. As of June 30, 2011, the Company’s OREO balances totaled $15.0 million (1.70% of total assets), compared to $6.6 million (0.76% of total assets) as of December 31, 2010. Non-performing loans decreased by $4.7 million and totaled $14.2 million as of June 30, 2011, compared to $19.9 million at December 31, 2010. Net charge-offs totaled $6.7 million for the six months ended June 30, 2011 which primarily resulted in the charge-offs of specific valuation allowances for various one-to four- family properties, one multi-family property and one land property. These levels compare to $1.7 million in net charge-offs in the prior year’s six month period.

Noninterest Income. Noninterest income increased $1.7 million for the six months ended June 30, 2011 to $2.4 million compared to $731 thousand for the same period of the prior year primarily due to the gain on sale of available-for-sale securities totaling $1.4 million.

Noninterest Expense. Noninterest expense increased $3.6 million, or 39.7%, to $12.8 million for the six months ended June 30, 2011 compared to $9.2 million for the same period of the prior year. This net increase was primarily the result of the establishment of an $863 thousand accrual for certain change of control benefits resulting from our November 2010 recapitalization effort, a $2.2 million increase in salaries and employee benefits, a $499 thousand increase in losses on the sale of other real estate owned assets, a $440 thousand increase in professional fees, a $247 thousand increase in occupancy and equipment expenses. Noninterest expense was reduced by a $470 thousand decline in valuation allowance for other real estate owned and a $310 thousand decrease in loan servicing and foreclosure expenses.

Salaries and employee benefits represented 48.7% and 34.5% of total noninterest expense for the six months ended June 30, 2011 and June 30, 2010, respectively. Total salaries and employee benefits increased $3.1 million, or 97.1%, to $6.2 million for the six months ended June 30, 2011 from $3.2 million for the same period in 2010, primarily due to an $863 thousand accrual for change of control benefits resulting from restructuring costs as well as the hiring of new officers, production personal and support staff needed to execute the Company’s growth strategy.

During the six months ended June 30, 2011, losses on the sale of other real estate owned increased $499 thousand to $819 thousand compared to $320 thousand for the same period of the prior year. This was due to increased activity during the period and consisted primarily of a $762 thousand loss taken on one residential property.

Total professional fees increased $440 thousand, or 142.4% to $749 thousand for the six months ended June 30, 2011 from $309 thousand for the same period in 2010, due to increased consulting and legal fees related to due-diligence costs associated with strategic plans, required regulatory changes to the Company’s 401(k) plan as well as increased audit and executive search fees due to the recruitment of additional executive officers.

Occupancy and equipment expenses increased $247 thousand, or 26.0% to $1.2 million for the six months ended June 30, 2011 from $949 thousand in the same period in 2010 primarily due to increased building and equipment maintenance, primarily related to the newly acquired branch locations during the period. The Company opened an office in La Jolla, California during the first quarter of 2011 and opened a San Marcos, California branch location in the second quarter of 2011.

The valuation allowance for other real estate owned was reduced by $470 thousand to $558 thousand for the six months ended June 30, 2011 compared to $1.0 million for the same period in the prior year. This was related to a large allowance taken on one construction property in the prior year.

Loan servicing and foreclosure expenses declined $310 thousand to $456 thousand for the six months ended June 30, 2011 compared to $766 thousand for the prior year’s period.

Income Tax Expense/(Benefit). An income tax expense of $1.1 million was recorded for the six months ended June 30, 2011 compared to income tax benefit of ($354) thousand for the six months ended June 30, 2010. The effective tax rate for the six months period ending June 30, 2011 was in accordance with the guidelines of ASC 740.

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

The Bank’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered certificates of deposit, however, historically it has not issued significant amounts. The Bank had no brokered certificates of deposit at June 30, 2011, and has limited future brokered deposit activity to $20.0 million.

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At June 30, 2011, there were $750 thousand outstanding approved loan origination commitments. At the same date, unused lines of credit were $42.9 million and outstanding letters of credit totaled $20 thousand. Certificates of deposit scheduled to mature in one year or less at June 30, 2011, totaled $289.0 million. Based on the competitive rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at June 30, 2011 to borrow an additional $151.1 million from the Federal Home Loan Bank of San Francisco and a $134.5 million at the Federal Reserve Bank. The Bank has Federal Home Loan Bank advances of $30.0 million maturing within the next 12 months, with $10.0 million maturing in early July 2011. The Bank intends to replace these advances with deposits.

Capital

Consistent with its goals to operate a sound and profitable financial organization, Pacific Trust Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total capital of the Bank was $99.6 million at June 30, 2011, or 11.5% of total assets on that date. As of June 30, 2011, Pacific Trust Bank exceeded all regulatory capital requirements. Pacific Trust Bank’s regulatory capital ratios at June 30, 2011 were as follows: core capital 11.55%; Tier I risk-based capital, 16.03%; and total risk-based capital, 17.18%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively. However, the Bank has committed to its regulatory agency to maintain core and risk-based capital ratios of 8.0% and 12.0% respectively, while the Bank is subject to a memorandum of understanding with the Office of Thrift Supervision.

The following table sets forth the Bank’s capital components:

	June 30,		December 31. 2010
	2011	2010
Capital components
Tier 1 Capital	$99,611	$80,703	$95,637
Tier 2 Capital	7,137	8,320	8,015

Total risk-based capital	$106,748	$89,023	$103,652

Risk-weighted assets	$621,339	$665,590	$641,205

	June 30,		December 31. 2010	Minimum Regulatory Requirements
	2011	2010
Capital ratios:
Total core capital	11.55%	9.20%	11.14%	4.00%
Tier 1 risk-based capital	16.03%	12.13%	14.92%	4.00%
Total risk-based capital	17.18%	13.38%	16.17%	8.00%

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. The Office of Thrift Supervision (OTS) has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, an institution whose Sensitivity Measure exceeds 200 basis points may be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement. Increases in interest rates would be expected to have a negative impact on the Bank’s operating results. As of March 31, 2011, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 1% decrease in interest rates was a decrease of 6 basis points and would result in a $1.1 million decrease in the NPV of the Bank. The Sensitivity Measure is less than the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2011, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of minus 100 and plus 100, 200, and 300 basis points. The net portfolio value analysis was unable to produce results for the minus 200 and 300 basis point scenario for the quarter ended March 31, 2011.

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

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

An investment in our voting common stock involves risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition, results of operations or prospects could be materially negatively affected by any of these risks. The trading price of our voting common stock could decline due to any of these risks, and you may lose all or part of your investment. The information set forth below also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in our filings with the Securities and Exchange Commission.

There were no changes to the risk factors previously disclosed in the Company’s Form 10-K for the year ended December 31, 2010 except as set forth below.

Risks Relating to Our Business and Operating Environment

Our business strategy includes significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to pursue an organic and acquisition growth strategy for our business. We regularly evaluate potential acquisitions and expansion opportunities. If appropriate opportunities present themselves, we expect to engage in selected acquisitions of financial institutions, branch acquisitions and other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.

There are risks associated with our growth strategy. To the extent that we grow through acquisitions, we cannot ensure that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or other assets, as well as other expansion activities, involves various risks including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of integrating acquired banks or branches into the Bank, the risk of loss of customers and/or employees of the acquired institution or branch, executing cost savings measures, not achieving revenue enhancements and otherwise not realizing the transaction’s anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management’s attention from ongoing business operations and may subject us to additional regulatory scrutiny.

Our growth initiatives may also require us to recruit experienced personnel to assist in such initiatives. Accordingly, the failure to identify and retain such personnel would place significant limitations on our ability to successfully execute our growth strategy. In addition, to the extent we expand our lending beyond our current market areas, we could incur additional risks related to those new market areas. We may not be able to expand our market presence in our existing market areas or successfully enter new markets.

If we do not successfully execute our acquisition growth plan, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations. While we believe we will have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.

We may fail to realize all of the anticipated benefits of our pending acquisition of Gateway Bancorp.

On June 3, 2011, we entered into a definitive agreement to acquire all of the outstanding stock of Gateway Bancorp, the holding company for Gateway Business Bank. The closing of the transaction is subject to the satisfaction of certain conditions, including the receipt of all necessary or advisable regulatory approvals. No assurance can be given as to when or whether these approvals will be received. The success of our pending acquisition of Gateway Bancorp will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of Pacific Trust Bank (sometimes referred to below as the “Bank”) and Gateway Business Bank in a manner that does not materially disrupt the existing customer relationships of either institution or result in decreased revenues from our respective customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Pacific Trust Bank and Gateway Business Bank have operated and, until the completion of the merger of the two institutions, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each institution’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between the two institutions will also divert management attention and resources. These integration matters could have an adverse effect on the combined institution following completion of the acquisition.

One of the anticipated benefits of the Gateway Bancorp acquisition is the diversification of our revenue stream through non-interest income realized from the mortgage banking operations of Mission Hills Mortgage Bankers, a division of Gateway Business Bank. Most of the revenues generated by Mission Hills come from gains on the sale of single-family mortgage loans pursuant to programs currently offered by Fannie Mae, Freddie Mac and investors other than government sponsored enterprises on a servicing-released basis. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, reduction in number of entities to sell to, eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially reduce the revenues generated by Mission Hills. Further, in a rising or higher interest rate environment, originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues and a corresponding decrease in our non-interest income following the Gateway Bancorp acquisition. Our post-acquisition results of operations also will be affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

The Bank is subject to a memorandum of understanding with the Office of Thrift Supervision, which imposes certain requirements and restrictions on the Bank.

In August 2009, the Bank entered into a memorandum of understanding (the “MOU”) with the Office of Thrift Supervision (the “OTS”) to address certain concerns of the OTS following its examination of the Bank. The MOU requires the Bank to: (i) submit a three-year business plan to the OTS and provide to the OTS quarterly variance reports of the Bank’s compliance with that plan; (ii) submit a non-traditional mortgage analysis plan to the OTS designed to ensure compliance with applicable regulatory guidance concerning the risks of that loan product type; (iii) adopt a concentrations risk management policy addressing concentration risks for loan types other than conforming single family residential loans and for all funding sources; (iv) submit a plan to the OTS to ensure the Bank’s allowance for loan loss methodology is consistent with regulatory requirements and guidance and that the allowance is adequate at each quarter end; (v) adopt a pre-purchase analysis procedure that requires full documentation of all factors and research considered by management prior to the purchase of complex securities; (vi) provide the OTS with quarterly updates of problem assets; and (vii) refrain from increasing the dollar amount of brokered deposits above the amount held by the Bank as of June 30, 2009, excluding interest credited, without the prior written non-objection of the OTS.

The Bank believes it is currently in full compliance with the MOU but will remain subject to the MOU until such time as all or any portion of the MOU has been modified, suspended or terminated by the OTS. Failure by the Bank to comply fully with the terms of the MOU or any of the plans or policies adopted by the Bank pursuant to the MOU could result in further regulatory action against the Bank

Our financial condition and results of operations are dependent on the economy, particularly in the Bank’s market area. The current economic conditions in the market areas we serve may continue to impact our earnings adversely and could increase the credit risk of our loan portfolio.

Our primary market area is concentrated in the greater San Diego market area. Adverse economic conditions in that market area can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. Weak economic conditions and ongoing strains in the financial and housing markets have resulted in higher levels of loan delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	collateral for our loans may further decline in value; and

the amount of our low-cost or non-interest-bearing deposits may decrease.

We cannot accurately predict the effect of the weakness in the national economy on our future operating results or the market price of our voting common stock.

The national economy in general and the financial services sector in particular are currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve. Any further deterioration in national or local economic conditions would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our voting common stock to decline. While it is impossible to predict how long these conditions may exist, the current economic downturn could present substantial risks for some time for the banking industry and for us.

Our business may be adversely affected by credit risk associated with residential property and declining property values.

At June 30, 2011, $566.8 million, or 83.5% of our total gross loan portfolio, was secured by single-family mortgage loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the California housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. At June 30, 2011, approximately $96.0 million of our single-family mortgage loans and home equity lines of credit had a loan-to-value ratio greater than 100% based on recent appraisals of the underlying properties. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our level of adjustable rate loans.

A substantial majority of our real estate secured loans held are adjustable-rate loans. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of defaults that may adversely affect our profitability.

Our non-traditional, interest-only single-family residential loans expose us to increased lending risk.

Many of the residential mortgage loans we have originated for investment consisted of non-traditional single family loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines, including our Green account loans. The Green Account is a first mortgage line of credit with an associated “clearing account” that allows all types of deposits and withdrawals to be performed, including direct deposit, check, debit card, ATM, ACH debits and credits, and internet banking and bill payment transactions. At June 30, 2011, we had $247.0 million of total Green account loans, which represented 36.4% of our gross loan portfolio as of that date. Green account home equity loans generally have a fifteen year draw period with interest-only payment requirements, a balloon payment requirement at the end of the draw period and a maximum 80% loan to value ratio. In addition to the Green account loans, we had other interest-only residential mortgage loans totaling $124.5 million at June 30, 2011, representing 18.3% of our gross loan portfolio as of that date, and negative amortization loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to loan principal) totaling $31.6 million, representing 4.23% of our gross loan portfolio as of March 31, 2011. We ceased originating negative amortization loans in 2006.

In the case of interest-only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status. Since the borrower’s monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, the borrower might not be able to afford the increased monthly payment. In addition, interest-only loans have a large, balloon payment at the end of the loan term, which the borrower may be unable to pay. Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to 110% of the original loan to value ratio during the first five years the loan is outstanding, with payments adjusting periodically as provided in the loan documents, potentially resulting in higher payments by the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline, and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their loans to pay off their mortgage obligations. For these reasons, interest-only loans and negative amortization loans are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of realized losses. Furthermore, these loans are not as readily saleable as loans that conform to agency guidelines and often can be sold only after discounting the amortized value of the loan. As of June 30, 2011, 2.8% of our interest-only loans, totaling $9.5 million, were in non-performing status. None of our negatively amortizing loans were in non-performing status as of June 30, 2011.

Our income property loans, consisting of commercial and multi-family real estate loans, involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

We originate commercial and multi-family real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily real estate loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. If we foreclose on a commercial and multi-family real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As of June 30, 2011, our commercial and multi-family real estate loans totaled $110.4 million, or 16.3% of our total gross loan portfolio.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property is taken in as real estate owned (“REO”), and at certain other times during the asset’s holding period. Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value (fair value) of the foreclosed property less estimated selling costs. A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, the fair value of our investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations. Our bank regulator periodically reviews our REO and may require us to recognize further charge-offs. Any increase in our charge-offs, as required by such regulator, may have a material adverse effect on our financial condition and results of operations.

We depend on our key employees.

Our future prospects are and will remain highly dependent on our directors and executive officers. Our success will, to some extent, depend on the continued service of our directors and continued employment of the executive officers. The unexpected loss of the services of any of these individuals could have a detrimental effect on our business. Although we have entered into employment agreements with members of our senior management team, no assurance can be given that these individuals will continue to be employed by us. The loss of any of these individuals could negatively affect our ability to achieve our growth strategy and could have a material adverse affect on our results of operations and financial condition.

Our information systems may experience an interruption or breach in security; we may have fewer resources than many of our competitors to continue to invest in technological improvements.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. In addition, our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients.

We operate in a highly regulated environment and our operations and income may be affected adversely by changes in laws and regulations governing our operations.

We are subject to extensive regulation and supervision by the OTS (until July 21, 2011, and thereafter by the Office of the Comptroller of the Currency (the “OCC”), as noted below) and the FDIC. Such regulators govern the activities in which we may engage, primarily for the protection of depositors and the deposit insurance fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. The recently enacted regulatory reform legislation described below will, among other things, change our primary regulator, create a new consumer finance protection agency and impose capital requirements on us at the holding company level. These changes could adversely impact our operations and net income.

The Dodd-Frank Act could have a material adverse effect on us.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted into law on July 21, 2010, provides for, among other things, new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including First PacTrust Bancorp and Pacific Trust Bank. Under the new law, the Bank’s current primary regulator, the OTS, will be eliminated and existing federal thrifts will be subject to regulation and supervision by the OCC, which currently supervises and regulates all national banks. In addition, on July 21, 2011, all savings and loan holding companies, including First PacTrust Bancorp, will be subject to regulation and supervision by the Federal Reserve Board, which currently supervises and regulates all bank holding companies. This change in regulation of savings and loan holding companies may result in the imposition of holding company capital requirements and additional restrictions on investments and other holding company activities. The Dodd-Frank Act also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market. The creation of this independent bureau is likely to result in new regulatory requirements and raise the cost of regulatory compliance. In addition, new regulations mandated by the Dodd-Frank Act could require changes in regulatory capital requirements, loan loss provisioning practices and compensation practices. Effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our interest expense. At this time, we cannot determine the full impact of the Dodd-Frank Act on our business and operations.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

During 2009, our FDIC insurance premiums increased significantly and we may pay higher FDIC premiums in the future. The recently enacted Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35%. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio on institutions with assets less than $10.0 billion. The FDIC has not announced how it will implement this offset. In addition to the minimum reserve ratio, the FDIC must set a designated reserve ratio. The FDIC has set a designated reserve ratio of 2.0, which exceeds the minimum reserve ratio.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution’s total assets minus its tangible equity instead of its deposits. While our FDIC insurance premiums initially will be reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations.

Changes in accounting standards may affect our performance.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in a retrospective adjustment to prior financial statements.

Risks Relating to the offering and Our Voting Common Stock

The market price of our voting common stock may decline after the offering.

The price per share at which we sell our voting common stock in the offering may be more or less than the market price of the voting common stock on the date the offering is consummated. If the purchase price is greater than the market price at the time of sale, purchasers may experience an immediate decline in the market value of the voting common stock purchased in the offering. If the actual purchase price is less than the market price for the shares of the voting common stock, some purchasers in the offering may be inclined to immediately sell shares of the voting common stock to attempt to realize a profit. Any such sales, depending on the volume and timing, could cause the price of our voting common stock to decline. Additionally, because stock prices generally fluctuate over time, there is no assurance that purchasers of our voting common stock in the offering will be able to sell shares after the offering at a price that is equal to or greater than the actual purchase price. Purchasers should consider these possibilities in determining whether to purchase shares in the offering and the timing of any sales of shares of voting common stock.

There may be future sales of additional common stock or other dilution of our equity, which may adversely affect the market price of our voting common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our voting common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities or from the perception that such sales could occur.

Our board of directors is authorized generally to cause us to issue additional common stock, as well as series of preferred stock, without any action on the part of our shareholders except as may be required under the listing requirements of the NASDAQ Stock Market. Our board also has the power to amend our charter, without shareholder approval, to increase the number of shares of stock we are authorized to issue. In addition, the board has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms. If we issue preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common Stock, the rights of holders of the voting common stock or the market price of the voting common stock could be adversely affected. In this regard, we have applied for participation in the U.S. Treasury’s Small Business Lending Fund (“SBLF”) program, which is intended to encourage lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. If we participate in the SBLF program, we will issue to the U.S. Treasury shares of preferred stock with a dividend and liquidation preference over our common stock. The dividend rate would fluctuate based upon the extent to which we increase our lending to small businesses. Initially, the annual dividend rate under the SBLF program will not exceed 5%, but will increase to 9% after 4.5 years if the participating Bank has not repaid its SBLF funding by that time.

We will retain broad discretion in using the net proceeds from the offering, and may not use the proceeds effectively.

We intend to use the net proceeds from the offering for general corporate purposes, which may include, without limitation, making investments at the holding company level, providing capital to support the Bank, supporting organic growth, and engaging in acquisitions or other business combinations.

We have not designated the amount of net proceeds we will use for any particular purpose. Accordingly, our management will retain broad discretion to allocate the net proceeds of the offering. The net proceeds may be applied in ways with which you may not agree. Moreover, our management may use the proceeds for corporate purposes that may not increase our market value or make us more profitable. In addition, it may take us some time to effectively deploy the proceeds from the offering. Until the proceeds are effectively deployed, our return on equity and earnings per share may be negatively impacted. Management’s failure to use the net proceeds of the offering effectively could have an adverse effect on our business, financial condition and results of operations.

Regulatory restrictions may limit or prevent us from paying dividends on our common stock.

First PacTrust Bancorp is an entity separate and distinct from Pacific Trust Bank and derives substantially all of its revenue in the form of dividends from the Bank. Accordingly, First PacTrust Bancorp is and will be dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its capital stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. If the Bank is unable to pay dividends, First PacTrust Bancorp may not be able to service its debt, pay its other obligations or pay dividends on common stock which could have a material adverse impact on our financial condition or the value of your investment in our securities.

Our common stock constitutes equity and is subordinate to our existing and future indebtedness and effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.

The shares of our common stock represent equity interests in us and do not constitute indebtedness. Accordingly, the shares of our common stock will rank junior to all of our existing and future indebtedness and to other non-equity claims on First PacTrust

Bancorp with respect to assets available to satisfy claims on First PacTrust Bancorp. Additionally, holders of our common stock may be subject to the prior dividend and liquidation rights of the holders of any series of our preferred stock that may be outstanding at a particular point in time. In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, and thus the ability of a holder of our common stock to benefit indirectly from such distribution, will be subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, holders of our common stock will be effectively subordinated to all existing and future liabilities and obligations of our subsidiaries. At March 31, 2011, the Bank’s total deposits and borrowings were approximately $694.4 million.

Our executive officers and directors and the directors of the Bank could have the ability to influence shareholder actions in a manner that may be adverse to your personal investment objectives.

As of June 30, 2011, our executive officers and directors and the directors of the Bank as a group beneficially owned 903,475 shares of our voting common stock, representing approximately 8.60% of the total shares of voting common stock outstanding as of that date. Due to their collective ownership interest, these individuals may be able to exercise influence over the management and business affairs of our company and the Bank. For example, using their collective voting power, these individuals may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other shareholders.

Our Company has a significant deferred tax asset and may or may not be fully realized.

The Company has a significant deferred tax asset and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At June 30, 2011, we had a net deferred tax asset of $8.2 million. Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset at June 30, 2011 is more likely than not based upon available tax planning strategies and expectations as to future taxable income.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended June 30, 2011 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
04/1/11-04/31/11	—	—	—	0
05/1/11-05/31/11	—	—	—	0
06/1/11-06/30/11	—	—	—	0

The Company does not currently have a buyback plan in place, however, future purchases may be made by the Company if they are related to employee stock benefit plans, consistent with past practices.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	RESERVED.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data

(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.0	Plan of acquisition, reorganization, arrangement, liquidation or succession	None

3.1	Charter for First PacTrust Bancorp, Inc. (sometimes referred to below as the “Registrant” or the “Company”)	*

3.2	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (all of the outstanding shares of which were repurchased by First PacTrust Bancorp, Inc. on December 15, 2010).	****

3.3	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Class B Non-Voting Common Stock	*****

3.4	Bylaws of First PacTrust Bancorp, Inc.	*****

4.0	Warrant to purchase up to 240,000 shares of First PacTrust Bancorp, Inc. common stock dated November 1, 2010	*****

4.1	Warrant to purchase up to 1,395,000 shares of First PacTrust Bancorp, Inc. common stock dated November 1, 2010	*****

4.2	Warrant to purchase up to 280,795 shares of the Registrant’s common stock dated November 21, 2008 (which warrant was repurchased in its entirety by the Registrant on January 5, 2011)	****

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans R. Ganz	***

10.2	Severance Agreement with Melanie M. Yaptangco, formerly Stewart	***

10.3	Severance Agreement with James P. Sheehy	***

10.4	Severance Agreement with Regan J. Lauer (substantially identical to forms of Severance Agreements with Melanie M. Yaptangco and James P. Sheehy)	***

10.5	Form of Agreement to Modify Severance Benefits with each of Hans R. Ganz, James P. Sheehy, Melanie M. Yaptangco and Regan Lauer	******

10.6	Employment Agreement with Gregory A. Mitchell (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Mitchell pursuant to his Employment Agreement)	*****

10.7	Employment Agreement with Richard Herrin (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Herrin pursuant to his Employment Agreement)	*******

10.8	Employment Agreement with Matthew Bonaccorso (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Bonaccorso pursuant to his Employment Agreement)	********

10.9	Employment Agreement with Gaylin Anderson (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Anderson pursuant to his Employment Agreement)	********

10.10	Employment Agreement with Chang Liu (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Liu pursuant to his Employment Agreement)	********

10.11	Employment Agreement with Marito Domingo (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Domingo pursuant to his Employment Agreement)	*********

10.12	Registrant’s 2003 Stock Option and Incentive Plan	**

10.13	Registrant’s 2003 Recognition and Retention Plan	**

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

10.14	Named Executive Officers Salary and Bonus Arrangements for 2011 and Director Fee Arrangements for 2011.	********

10.15	Letter Agreement, including Schedule A, and Securities Purchase Agreement, dated November 21, 2008, between First PacTrust Bancorp, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the related warrant.	****

10.16	Form of Compensation Modification Agreement and Waiver, executed by each of Hans R. Ganz, James P. Sheehy, Melanie M. Yaptangco and Regan J. Lauer	****

11.0	Statement regarding computation of ratios	None

14.0	Code of Ethics	***

16.0	Letter regarding change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	*

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Horwath LLP	********

24.0	Power of Attorney, included in signature pages	24.0

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

31.3	Rule 13(a)-14(a) Certification (Principal Accounting Officer)	31.3

32.1	Certification of Principal Executive Officer Pursuant to 31 CFR § 30.15	32.1

32.2	Certification of Principal Financial Officer Pursuant to 31 CFR § 30.15	32.2

32.3	Certification of Principal Accounting Officer Pursuant to 31 CFR § 30.15	32.3

101.0	The following financial statements and footnotes from the First PacTrust Bancorp, Inc. Quarterly Report on Form 10Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.	101.0

*	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.

**	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

***	Filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

****	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference.

*****	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

******	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on December 20, 2010 and incorporated herein by reference.

*******	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference.
********	Filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

*********	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 10, 2011 and incorporated herein by reference.

(b)	Exhibits—Included, see list in (a)(3).

(c)	Financial Statement Schedules—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: August 5, 2011	/s/ Gregory A. Mitchell
Gregory A. Mitchell
President and Chief Executive Officer

Date: August 5, 2011	/s/ Marangal I. Domingo
Marangal I. Domingo
Executive Vice President/ Chief Financial Officer

Date: August 5, 2011	/s/ Regan J. Lauer
Regan J. Lauer
Senior Vice President/ Controller