Form 10-Q
period 2011-09-30
FIRST PACTRUST BANCORP INC
filed 2011-11-14
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011 the Registrant had 11,723,673 outstanding shares of common stock.

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

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share and per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$5,556	$5,371
Interest-bearing deposits	69,544	53,729

Total cash and cash equivalents	75,100	59,100
Securities available-for-sale	64,926	64,790
Federal Home Loan Bank stock, at cost	7,310	8,323
Loans, net of allowance of $8,993 at September 30, 2011 and $14,637 at December 31, 2010	695,740	678,175
Accrued interest receivable	3,220	3,531
Real estate owned, net	20,551	6,562
Premises and equipment, net	9,385	6,344
Bank owned life insurance investment	18,372	18,151
Prepaid FDIC assessment	2,603	3,521
Other assets	31,770	13,124

Total assets	$928,977	$861,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$20,934	$15,171
Interest-bearing	49,242	44,860
Money market accounts	87,029	89,708
Savings accounts	135,836	124,620
Certificates of deposit	418,568	371,949

Total deposits	711,609	646,308
Advances from Federal Home Loan Bank	20,000	75,000
Accrued expenses and other liabilities	5,880	4,304

Total liabilities	737,489	725,612
Commitments and contingent liabilities	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference, 50,000,000 shares authorized, 32,000 shares issued and outstanding at September 30, 2011; No shares issued or outstanding at December 31, 2010	—	—
Common stock, $.01 par value per share, 196,863,844 shares authorized; 11,715,595 shares issued and 10,552,205 shares outstanding at September 30, 2011; 9,863,390 shares issued and 8,693,228 shares outstanding at December 31, 2010	117	99
Class B non-voting non-convertible Common stock, $.01 par value per share, 3,136,156 shares authorized; 1,044,065 shares issued and outstanding at September 30, 2011 and 1,036,156 shares issued and outstanding at December 31, 2010	10	10
Additional paid-in capital	178,754	119,998
Additional paid-in capital-warrants	3,172	3,172
Retained earnings	35,065	35,773
Treasury stock, at cost (September 30, 2011-1,163,390 shares, December 31, 2010-1,170,162 shares,)	(24,986)	(25,135)
Unearned Employee Stock Ownership Plan (ESOP) shares (September 30, 2011—10,580 shares, December 31, 2010—42,320 shares)	(127)	(507)
Accumulated other comprehensive income/(loss)	(517)	2,599

Total shareholders’ equity	191,488	136,009

Total liabilities and shareholders’ equity	$928,977	$861,621

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income and Comprehensive Income/(Loss)

(In thousands of dollars except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$7,757	$9,164	$22,936	$26,967
Securities	1,017	1,410	3,263	4,026
Dividends and other interest-earning assets	49	64	155	153

Total interest income	8,823	10,638	26,354	31,146
Interest expense
Savings	95	186	283	673
NOW	18	24	50	87
Money market	62	138	189	482
Certificates of deposit	1,072	1,559	3,225	5,116
Federal Home Loan Bank advances	92	592	960	2,285

Total interest expense	1,339	2,499	4,707	8,643

Net interest income	7,484	8,139	21,647	22,503
Provision for loan losses	823	781	1,274	8,629

Net interest income after provision for loan losses	6,661	7,358	20,373	13,874
Noninterest income
Customer service fees	396	336	1,107	995
Mortgage loan prepayment penalties	54	—	80	—
Income from bank owned life insurance	77	57	221	165
Net gain on sales of securities available-for-sale	1,450	—	2,887	—
Other	35	61	119	25

Total noninterest income	2,012	454	4,414	1,185
Noninterest expense
Salaries and employee benefits	3,251	1,614	9,488	4,778
Occupancy and equipment	730	437	1,926	1,386
Advertising	71	67	182	227
Professional fees	667	238	1,416	547
Stationery, supplies, and postage	105	86	336	266
Data processing	356	289	972	858
ATM costs	81	74	223	224
FDIC expense	222	391	997	1,172
Loan servicing and foreclosure	327	150	783	916
Operating loss on equity investment	79	82	235	254
Valuation allowance for OREO	1,329	386	1,887	1,414
Loss/(gain) on sale of other real estate owned	105	(259)	924	61
Other general and administrative	338	291	1,107	927

Total noninterest expense	7,661	3,846	20,476	13,030

Income before income taxes	1,012	3,966	4,311	2,029
Income tax expense	368	934	1,425	580

Net income	$644	$3,032	$2,886	$1,449

Preferred stock dividends and discount accretion	$138	$251	$138	$753

Net income available to common shareholders	$506	$2,781	$2,748	$696
Basic earnings per common share	$.04	$.66	$.27	$.17

Diluted earnings per common share	$.04	$.66	$.27	$.17

Weighted average common shares outstanding-basic	11,542,752	4,202,533	10,326,009	4,191,836
Weighted average common shares outstanding-diluted	11,544,142	4,202,533	10,329,271	4,191,836
Comprehensive income/(loss)	(760)	2,799	(230)	2,450

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Shareholder’s Equity

(In thousands of dollars, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Additional Paid in capital Warrants	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2010	$19,094	$54	$67,958	$35,515	$(25,788)	$(1,015)	$—	$1,667	$97,485
Net Income	—	—	—	2,825	—	—	—	—	2,825
Change in net unrealized gain on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	932	932

Total comprehensive income									3,757

Forfeiture and retirement of stock	—	—	10	—	(10)	—	—	—	—
Stock option compensation expense	—	—	94	—	—	—	—	—	94
Stock awards earned	—	—	29	—	—	—	—	—	29
Amortization of preferred stock discount	35	—	—	(35)	—	—	—	—	—
Repurchase of Preferred Stock	(19,129)	—	(171)	—	—	—	—	—	(19,300)
Issuance of stock awards	—	—	(668)	—	668	—	—	—	—
Issuance of warrants	—	—	—	—	—	—	3,172	—	3,172
Purchase of 506 shares of treasury stock	—	—	—	—	(5)	—	—	—	(5)
Employee stock ownership plan shares earned	—	—	(53)	—	—	508	—	—	455
Tax benefit/(loss) of RRP shares vesting	—	—	(6)	—	—	—	—	—	(6)
Dividends declared ($.25 per common share)	—	—	—	(1,503)	—	—	—	—	(1,503)
Preferred stock dividends	—	—	—	(925)	—	—	—	—	(925)
Warrant dividends	—	—	—	(104)	—	—	—	—	(104)
Net proceeds from stock issuance	—	55	52,805	—	—	—	—	—	52,860

Balance at December 31, 2010	$—	$109	$119,998	$35,773	$(25,135)	$(507)	$3,172	$2,599	$136,009

Net Income	$—	$—	$—	$2,886	$—	$—	$—	$—	$2,886
Change in net unrealized gain (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	(3,116)	(3,116)

Total comprehensive income/(loss)									(230)

See accompanying notes to consolidated financial statements.

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Additional Paid in capital Warrants	Accumulated Other Comprehensive Income	Total
Forfeiture and retirement of stock	—	—	13	—	(13)	—	—	—	—
Stock option compensation expense	—	—	614	—	—	—	—	—	614
Stock awards earned	—	—	130	—	—	—	—	—	130
Issuance of stock awards	—	—	(107)	—	107	—	—	—	—
Purchase of 318 shares of treasury stock	—	—	—	—	(4)	—	—	—	(4)
Employee stock ownership plan shares earned	—	—	102	—	—	380	—	—	482
Tax benefit/(loss) of RRP shares vesting	—	—	(1)	—	—	—	—	—	(1)
Dividends declared ($.33 per common share)	—	—	—	(3,456)	—	—	—	—	(3,456)
Repurchase of Warrants-TARP	—	—	(1,003)	—	—	—	—	—	(1,003)
Tax Effect ESOP	—	—	148	—	—	—	—	—	148
Tax Effect Options Redeemed	—	—	147	—	—	—	—	—	147
Reissuance of ESOP shares	—	—	(59)	—	59	—	—	—	—
Preferred stock dividends	—	—	—	(138)	—	—	—	—	(138)
Issuance of 32,000 shares of preferred stock, net of issuance costs of $60	—	—	31,940	—	—	—	—	—	31,940
Net proceeds from stock issuance	—	18	26,832	—	—	—	—	—	26,850

Balance at September 30, 2011	$—	$127	$178,754	$35,065	$(24,986)	$(127)	$3,172	$(517)	$191,488

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$2,886	$1,449
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,274	8,629
Net accretion of securities	(364)	(1,357)
Depreciation and amortization	451	283
Employee stock ownership plan compensation expense	482	262
Stock option compensation expense	614	9
Stock award compensation expense	130	18
Bank owned life insurance income	(221)	(165)
Operating loss on equity investment	235	254
Net gain on sales of securities available-for-sale	(2,887)	—
Loss on sale of real estate owned	924	61
Deferred income tax (benefit)/expense	(2,136)	595
Increase in valuation allowances on other real estate owned	1,942	1,414
Net change in:
Deferred loan costs	545	324
Accrued interest receivable	311	347
Other assets	133	5,945
Accrued interest payable and other liabilities	3,735	101

Net cash provided by operating activities	8,054	18,169
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	50,846	—
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	19,470	13,219
Purchases of securities available-for-sale	(84,483)	(29,110)
Loan originations and principal collections, net	(44,589)	28,018
Redemption of Federal Home Loan Bank stock	1,013	695
Proceeds from sale of real estate owned	4,397	9,525
Additions to premises and equipment	(3,492)	(203)

Net cash from investing activities	(56,838)	22,144
Cash flows from financing activities
Repurchase of Warrants, TARP	(1,003)	—
Net increase in deposits	65,301	26,356
Repayments of Federal Home Loan Bank advances	(55,000)	(60,000)
Net proceeds from issuance of common stock	26,850	—
Net proceeds from issuance of preferred stock	31,940	—
Purchase of treasury stock	(4)	(3)
Tax benefit/(loss) from RRP shares vesting	(1)	(6)
Tax Effect of ESOP	148	—
Tax Effect of Options redeemed	147	—
Dividends paid on preferred stock	(138)	(724)
Dividends paid on common stock	(3,456)	(624)

Net cash from financing activities	64,784	(35,001)

Net change in cash and cash equivalents	16,000	5,312
Cash and cash equivalents at beginning of year	59,100	34,596

Cash and cash equivalents at end of year	$75,100	$39,908

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$4,745	$8,755
Income taxes paid	950	2,700
Supplemental disclosure of noncash activities
Transfer from loans to loans provided for sales of other real estate owned	—	—
Transfer from loans to real estate owned, net	20,808	12,728

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Amounts in thousands of dollars, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) and its wholly owned subsidiary Pacific Trust Bank (the Bank) as of September 30, 2011 and December 31, 2010 and for the three and nine month periods ended September 30, 2011 and September 30, 2010. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2011. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

The Bank is engaged in the business of retail banking, with operations conducted through its main office and ten branches located in San Diego and Riverside counties. In addition, the Bank opened a loan production office in Los Angeles, California during the first quarter of 2011. Loan production is expected to expand throughout southern California during the coming quarters. There are no significant concentrations of loans to any one industry or customer. However, the customers ability to repay their loans is dependent on the real estate market and general economic conditions in the area.

The accounting and reporting polices of the Company are based upon U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Significant accounting policies followed by the Company are presented below.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan losses, real estate owned, realization of deferred tax assets, and the fair value of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash on hand, deposits with other financial institutions with original maturities under 90 days, and daily federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased, including overnight borrowings with the Federal Home Loan Bank.

Interest-bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized holding gains and losses, net of taxes, reported in other comprehensive income or loss, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See further discussion in Note 6- Securities.

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

Affordable Housing Fund: The Company has a 19% equity investment in an affordable housing fund originally totaling $4.2 million for purposes of obtaining tax credits and for Community Reinvestment Act purposes. This investment is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. The Company obtains tax credits from these investments which reduce income tax expense for a period of 10 years. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. For the nine month periods ending September 30, 2011 and 2010 our share of the fund’s operating loss was $235 thousand and $254 thousand, respectively. The balance of the investment at September 30, 2011 and December 31, 2010 was $1.6 million and $1.9 million, respectively, and is included in other assets.

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

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one-to four- family residential mortgage loans. Because payments on loan secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Commercial business loans are also considered to have a greater degree of credit risk due to the fact these loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). Consumer and other real estate loans may entail greater risk than do one- to four- family residential mortgage loans given that collection of these loans is dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Negatively amortizing and interest only loans are also considered to carry a higher degree of credit risk due to their unique cash flows. The Green Mortgages tend to have lower levels of delinquencies as a result of the borrower’s ability to meet their monthly payments obligations by increasing the level of their line. Credit risk on this asset class is also managed through the completion of regular re-appraisals of the underlying collateral and monitoring of the borrowers usage of this account to determine if the borrower is making monthly payments from external sources or “draw downs” on their line. In cases where the property values have declined to levels less than the original loan-to-value, or other levels deemed prudent by the Bank, the Bank may freeze the line and/or require monthly payments or principal reductions to bring the loan in balance.

Classified Assets: Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision, and, as of July 21, 2011, the Office of the Comptroller of the Currency, its successor regulator (collectively referred to as the “the Office of the Comptroller of the Currency or OCC”), to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. The Bank includes in its classification of “Substandard Assets” loans that are performing under terms of a TDR, but where the borrower has yet to make twelve or more payments under the TDR, and where the loan remains impaired, as well as loans where the borrower is current in his or her payments on the subject Classified Loan but may be a guarantor on another loan that is classified as a result of weakness in the credit or collateral (“Relationship”). TDR loans that have continued to make payments for twelve months or more, but where the collateral remains impaired and retain a “Substandard” classification. As of September 30, 2011, the Bank had $9.2 million of loans classified as “substandard” that were performing under a TDR for less than twelve months, $7.7 million of loans classified as “substandard” that were performing under a TDR for more than twelve months but here the asset remained “impaired” and $7.8 million of “substandard” loans where the borrower was current on all payments but where the Relationship was rated “Substandard” as result of the existence of personal guarantees. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it may establish general or specific allowances for loan losses in an amount deemed prudent by management and approved by the Board of Directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC and the FDIC, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the OCC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at September 30, 2011 and December 31, 2010.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of shareholders’ equity. Compensation expense is based on the average market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. There were no shares forfeited for the three or nine months ended September 30, 2011 and 2010.

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

Comprehensive Income/(Loss): Comprehensive income/(loss) consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale, net of tax, which are also recognized as a separate component of shareholders’ equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Adoption of New Accounting Standards: The FASB has issued Accounting Standard Update (ASU) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This update clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures in Topic 805 when comparative financial statements are presented. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro form revenue and earnings. For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2010. The provisions of this update did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This ASU requires significantly more disclosure about credit quality in a financial institution’s portfolio and the allowance for credit losses. The required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-20 resulted in the disclosures included in “Note 7–Loans” to the Corporation’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” The amendments in ASU 2011-02 provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. ASU 2011-02 also implements the disclosure requirements regarding troubled debt restructurings set forth in ASU 2010-20. ASU 2011-02 is effective for interim or annual periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2011-02 resulted in additional disclosures regarding troubled debt restructurings included in the Company’s consolidated financial statements.

Newly Issued But Not Yet Effective Accounting Standards: The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The provisions of this update are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income or loss either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income or loss along with a total for other comprehensive income or loss, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income or loss as part of the statement of changes in shareholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or loss or when an item of other comprehensive income or loss must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The provisions of this update are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08 “Intangibles-Goodwill and Other.” The amendments in ASU 2011-08 will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 is not expected to impact the Company’s consolidated financial statements or disclosures.

NOTE 3 – EMPLOYEE STOCK COMPENSATION

The Company has multiple share based compensation plans as described below. Total compensation cost that has been charged against income for the Company’s stock compensation plans was $331 thousand and $744 thousand for the three and nine months ended September 30, 2011, respectively. Total compensation cost that has been charged against income for the Company’s stock compensation plans was $8 thousand and $27 thousand for the three and nine months ended September 30, 2010, respectively. The total income tax benefit and/or recovery was none and $147 thousand, for the three and nine months ended September 30, 2011, respectively, and none for the three and nine months ended September 30, 2010.

Recognition and Retention Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value at date of grant. Pursuant to its 2003 stock-based incentive plan, total shares issuable under the plan are 211,600. At September 30, 2011, all 211,600 shares were issued. These shares vest over a five-year period. Compensation expense for the RRP awards totaled approximately $11 thousand and $24 thousand for the three and nine months ended September 30, 2011, respectively, and $6 thousand and $18 thousand for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, there was $112 thousand of total unrecognized compensation cost related to 11,078 nonvested awards. The cost is expected to be recognized over a weighted-average period of less than five years.

A summary of changes in the Company’s nonvested shares for the quarter ending September 30, 2011 follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at July 1, 2011	11,078	$17.49
Granted	—	—
Vested	—	—
Forfeited/expired	—	—

Nonvested at September 30, 2011	11,078	$17.49

A summary of changes in the Company’s nonvested shares for the nine months ended September 30, 2011 follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at January 1, 2011	11,518	$17.67
Granted	—	—
Vested	—	—
Forfeited/expired	440	22.23

Nonvested at September 30, 2011	11,078	$17.49

A summary of changes in the Company’s nonvested shares for the quarter ended September 30, 2010 follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at July 1, 2010	3,280	$18.05
Granted	—	—
Vested	—	—
Forfeited/expired	—	—

Nonvested at September 30, 2010	3,280	$18.05

A summary of changes in the Company’s nonvested shares for the nine months ended September 30, 2010 follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at January 1, 2010	3,580	$17.96
Granted	—	—
Vested	—	—
Forfeited/expired	300	17.00

Nonvested at September 30, 2010	3,280	$18.05

Additionally, one-time inducement restricted shares were granted during 2010 and 2011 to newly hired executive officers. During the nine months ended September 30, 2011, 5,000 shares were granted. No shares were granted during the three months ended September 30, 2011. Of these shares, none were exercised during 2011. No shares were awarded during the three or nine month periods ended September 30, 2010. These one-time inducement shares vest over a three year period. Compensation expense for the inducement awards totaled approximately $28 thousand and $71 thousand for the three and nine months ended September 30, 2011, respectively. As of September 30, 2011, there was $243 thousand of total unrecognized compensation cost related to 26,500 nonvested inducement awards. The cost is expected to be recognized over a weighted-average period of less than three years.

A summary of changes related to the Company’s nonvested inducement awards for the quarter ending September 30, 2011 follows:

	Shares	Weighted Average Exercise Price
Nonvested at July 1, 2011	26,500	$12.12
Granted	—	—
Vested	—	—
Forfeited or expired	—	—

Nonvested at September 30, 2011	26,500	$12.12

A summary of changes related to the Company’s nonvested inducement awards for the nine months ended September 30, 2011 follows:

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2011	21,500	$11.57
Granted	5,000	14.48
Vested	—	—
Forfeited or expired	—	—

Nonvested at September 30, 2011	26,500	$12.12

During June, 2011, the Company adopted an Omnibus Incentive Plan under the terms of which 950,000 shares may be awarded as either stock options or restricted shares of the Company. There were 8,240 shares awarded as restricted shares from this plan during the quarter ended June 30, 2011. No shares were awarded from this plan during the three months ended September 30, 2011. These shares vest over a one year period. Compensation expense for these awards totaled approximately $26 thousand and $28 thousand for the three and nine months ended September 30, 2011, respectively. As of September 30, 2011, there was $95 thousand of total unrecognized compensation cost related to 8,240 nonvested awards. The cost is expected to be recognized over a weighted-average period of less than one year.

A summary of changes related to the Company’s nonvested inducement awards for the quarter ended September 30, 2011 follows:

	Shares	Weighted Average Exercise Price
Nonvested at July 1, 2011	8,240	$15.81
Granted	—	—
Vested	—	—
Forfeited or expired	—	—

Nonvested at September 30, 2011	8,240	$15.81

A summary of changes related to the Company’s nonvested inducement awards for the nine months ended September 30, 2011 follows:

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2011	—	—
Granted	8,240	$15.81
Vested	—	—
Forfeited or expired	—	—

Nonvested at September 30, 2011	8,240	$15.81

Stock Options

In addition to the Omnibus Incentive Plan discussed above, the Company has a Stock Option Plan (“SOP”) which provides for the issuance of options to directors, officers, and employees. The Company adopted the SOP during 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. At September 30, 2011, the number of shares available for future awards was 16,500. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. The fair value of options granted are computed using option pricing models, using the following weighted-average assumptions as of grant date. The fair value of each option is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2011 or 2010 under the SOP. There were no options exercised or forfeited during the three or nine months ended September 30, 2011.

During 2010 and 2011, 850,000 inducement options were issued to newly hired executive officers, of which 80,000 inducement options were awarded during the nine months ended September 30, 2011. No options were issued during the quarter ended September 30, 2011. These one-time inducement options were granted outside of the existing SOP plan and the Omnibus Incentive Plan. None of these options were exercised during 2011. These options have a three year vesting. As of September 30, 2011, there was $1.7 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average period of less than three years.

May 6, 2011
Options granted	80,000
Estimated fair value of stock options granted	3.40
Risk-free interest rate	0.96%
Expected term	3 year
Expected stock price volatility	40.87%
Dividend yield	2.89%

The following table represents inducement option activity during the three months ended September 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period July 1, 2011	850,000	$11.71
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period September 30, 2011	850,000	$11.71

Fully vested and expected to vest	807,500	$11.12

Options exercisable at September 30, 2011	—	—

The following table represents inducement option activity during the nine months ended September 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period January 1, 2011	770,000	$11.42
Granted	80,000	14.48
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period September 30, 2011	850,000	$11.71

Fully vested and expected to vest	807,500	$11.12

Options exercisable at September 30, 2011	—	—

During the nine months ended September 30, 2011, 68,569 shares were awarded as stock options from the Omnibus Incentive Plan. These options were awarded to Company and Bank directors in lieu of, or in combination with cash compensation for director services. No options were issued during the quarter ended September 30, 2011. The options become exercisable one-year from the date of grant. The options expire ten years from the date of grant. The fair value of options granted are computed using option pricing models, using the following weighted-average assumptions as of grant date. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of September 30, 2011, there was $205 thousand of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average period of less than 1 year.

June 20, 2011
Options granted	68,569
Estimated fair value of stock options granted	3.65
Risk-free interest rate	0.67%
Expected term	3 year
Expected stock price volatility	40.72%
Dividend yield	2.89%

The following table represents option activity under the Omnibus Incentive Plan during the three months ended September 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period July 1, 2011	68,569	$15.81
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period September 30, 2011	68,569	$15.81

Fully vested and expected to vest	65,141	$15.02

Options exercisable at September 30, 2011	—	—

The following table represents option activity under the Omnibus Incentive Plan during the nine months ended September 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period January 1, 2011	—	$—
Granted	68,569	15.81
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period September 30, 2011	68,569	$15.81

Fully vested and expected to vest	65,141	$15.02

Options exercisable at September 30, 2011	—	—

Information related to the stock option plan during each year follows:

	2011	2010	2009
Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercises	—	—	—
Tax benefit realized from option exercises	—	—	—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. ASC 718 and 505 require the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5% for senior management and the board of directors and 45% for all other employees. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. The Company recorded stock compensation expense of $267 thousand and $614 thousand as salary and employee benefits expense during the three and nine months ended September 30, 2011, respectively. The Company recorded stock compensation expense of $3 thousand and $9 thousand as salary and employee benefits expense during the three and nine months ended September 30, 2010, respectively.

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

NOTE 4 – EARNINGS PER COMMON SHARE

Basic earnings per common share were computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share were computed by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and restricted stock awards. Computations for basic and diluted earnings per common share are provided below.

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Basic
Net income	$644	$3,032	$2,886	$1,449
Less: Dividends on preferred stock	138	241	138	724
Less: Imputed dividends	—	10	—	29

Net income available to common shareholders	$506	$2,781	$2,748	$696

Weighted average common shares outstanding	11,542,752	4,202,533	10,326,009	4,191,836

Basic earnings per share	$.04	$.66	$.27	$.17

Diluted
Net income available to common shareholders	$506	$2,781	$2,748	$696

Weighted average common shares outstanding for basic earnings per common share	11,542,752	4,202,533	10,326,009	4,191,836
Add: Dilutive effects of stock options	—	—	228	—
Add: Dilutive effects of stock awards	1,390	—	3,034	—

Average shares and dilutive potential common shares	11,544,142	4,202,533	10,329,271	4,191,836

Diluted earnings per common share	$.04	$.66	$.27	$.17

There was a total of 453,569 and 11,652 stock options and stock awards that were not considered in computing diluted earnings per common share for the three and nine month periods ended September 30, 2011, respectively, because they were anti-dilutive. All stock options and stock awards for the three and nine month periods ended September 30, 2010 were anti-dilutive. They were anti-dilutive since the exercise prices were greater than the average market price of the common stock.

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

Investment Securities Available for Sale. The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of the Company’s Level 3 securities are determined by the Company and an independent third-party provider using a discounted cash flow methodology. The methodology uses discount rates that are based upon observed market yields for similar securities. Prepayment speeds are estimated based upon the prepayment history of each bond and a detailed analysis of the underlying collateral. Gross weighted average coupon, geographic concentrations, loan to value, FICO and seasoning are among the different loan attributes that are factored into our prepayment curve. Default rates and severity are estimated based upon geography of the collateral, delinquency, modifications, loan to value ratios, FICO scores, and past performance.

Impaired Loans. The fair value of impaired loans with specific allocations of the allowance for loan losses based on collateral values is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. For the three and nine months ended September 30, 2011, the Company experienced $439 thousand in specific allowance allocation expense and a specific allowance recovery of $2.0 million for these loans, respectively. For the three and nine months ended September 30, 2010, the Company experienced a specific allowance recovery of $228 thousand and a $109 specific allowance allocation expense for those loans, respectively.

Real Estate Owned Assets. Real estate owned assets “OREO” are recorded at the lower of cost or fair value less estimated costs to sell at the time of foreclosure. The fair value of real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. For the three and nine months ended September 30, 2011, the Company experienced $1.3 million in valuation allowance expense and a valuation allowance recovery of $1.9 million for those assets, respectively. The Company did not experience any valuation allowance expense associated with those loans for the three and nine month period ended September 30, 2010.

Assets and Liabilities Measured on a Recurring and Non Recurring Basis

Available for sale securities are measured at fair value on a recurring basis, impaired loans and real estate owned are measured at fair value on a non-recurring basis.

		Fair Value Measurements at September 30, 2011 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
Municipal securities (recurring)	$3,325	$—	$3,325	$—
Private label residential mortgage-backed securities (recurring)	61,598	—	—	61,598
Federal National Mortgage Association mortgage-backed securities (recurring)	3	—	3	—
Government National Mortgage Association securities (recurring)	—	—	—	—
Impaired loans (non recurring)	8,349	—	—	8,349
Real estate owned assets (non recurring)	6,879	—	—	6,879

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month period ended September 30, 2011:

Investment Securities Available-for-sale
For the three months ended September 30, 2011:
Balance of recurring Level 3 assets at July 1, 2011	$58,363
Total gains or losses (realized/unrealized):
Included in earnings—realized	1,278
Included in earnings—unrealized	—
Included in other comprehensive income	(4,402)
Purchases	37,830
Sales, issuances and settlements	(31,471)
Net transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets at September 30, 2011	$61,598

Investment Securities Available-for-sale
For the nine months ended September 30, 2011:
Balance of recurring Level 3 assets at January 1, 2011	$54,246
Total gains or losses (realized/unrealized):
Included in earnings—realized	2,699
Included in earnings—unrealized	—
Included in other comprehensive income	(6,073)
Purchases	69,033
Sales, issuances and settlements	(58,307)
Net transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets at September 30, 2011	$61,598

There were no significant transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2011.

Impaired loans with specific allowance allocations are measured for impairment using the fair value of the collateral for collateral dependent loans totaled $10.0 million and had a carrying amount of $8.3 million, net of a specific allowance allocations of $1.7 million at September 30, 2011. Other real estate owned which is measured at fair value less costs to sell having a valuation, had a net carrying amount of $6.9 million, which is made up of the outstanding balance of $8.3 million, net of a valuation allowance of $1.4 million at September 30, 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

	Carrying Value	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
U.S. government sponsored entities and agency securities (recurring)	$5,055	$—	$5,055	$—
Private label residential mortgage-backed securities (recurring)	54,246	—	—	54,246
Federal National Mortgage mortgage-backed Association securities (recurring)	3	—	3	—
Government National Mortgage Association securities (recurring)	5,486	—	5,486	—
Impaired loans (non recurring)	8,349	—	—	8,349
Real estate owned assets (non recurring)	3,409	—	—	3,409

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

Investment Securities Available-for-sale
Balance of recurring Level 3 assets at January 1, 2010	$47,131
Total gains or losses (realized/unrealized):	—
Included in earnings—realized	—
Included in earnings—unrealized	—
Included in other comprehensive income	1,590
Purchases	29,110
Sales, issuances and settlements	(23,585)
Net transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets at December 31, 2010	$54,246

There were no significant transfers between Level 1 and Level 2 during 2010.

Impaired loans, with specific allowances allocations are measured for impairment using the fair value of the collateral for collateral dependent loans totaled $10.0 million and had a carrying amount of $8.3 million, net of specific allowance allocations of $1.7 million at December 31, 2010. At December 31, 2010, these impaired loans consisted of $15.3 million single-family loans, $8.5 million multi-family loans and one HELOC totaling $108 thousand. During the year ended December 31, 2010, a provision of $4.4 million was made for these loans, net of charge-offs previously provided.

Other real estate owned which is measured at fair value less costs to sell having a valuation allowance, had a net carrying amount of $3.4 million, which is made up of the outstanding balance of $4.4 million, net of a valuation allowance of $1.0 million at for the year ended December 31, 2010, resulting in expense of $2.7 million for the year ended December 31, 2010.

In accordance with ASC 825-10, the carrying amounts and estimated fair values of financial instruments, at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$75,100	$75,100	$59,100	$59,100
Securities available-for-sale	64,926	64,926	64,790	64,790
FHLB stock	7,310	N/A	8,323	N/A

Loans receivable, net	$695,740	$697,797	$678,175	$690,229
Real estate owned, net	20,551	20,551	6,562	6,562
Accrued interest receivable	3,220	3,220	3,531	3,531
Financial liabilities
Deposits	$711,609	$714,129	$646,308	$628,319
Advances from the FHLB	20,000	20,167	75,000	75,959
Accrued interest payable	187	187	225	225

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that re-price frequently and fully. The methods for determining the fair values for securities available for sale were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of long-term debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material (or is based on the current fees or costs that would be charged to enter into or terminate such arrangements).

NOTE 6 – SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2011 and December 31, 2010, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2011
Available-for-sale
Municipal securities	$3,366	$6	$(47)	$3,325
Private label residential mortgage-backed securities	62,436	164	(1,002)	61,598
Federal National Mortgage Association mortgage-backed securities	3	—	—	3
Government National Mortgage Association securities	—	—	—	—

Total securities available for sale	$65,805	$170	$(1,049)	$64,926

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2010
Available-for-sale
U.S. government-sponsored entities and agency securities	$5,036	$19	$—	$5,055
Private label residential mortgage-backed securities	49,933	4,545	(232)	54,246
Federal National Mortgage Association mortgage-backed securities	3	—	—	3
Government National Mortgage Association securities	5,402	84	—	5,486

Total securities available for sale	$60,374	$4,648	$(232)	$64,790

The amortized cost and fair value of the available-for-sale securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized Cost	Fair Value
Maturity
Available-for-sale
Within one year	$—	$—
One to five years	2,515	2,500
Five to ten years	851	825
Private label residential mortgage backed and FNMA mortgage-backed securities	62,439	61,601

Total	$65,805	$64,926

At September 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at September 30, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Municipal securities	$1,898	$(47)	$—	$—	$1,898	$(47)
Private label residential mortgage-backed securities	42,696	(924)	7,829	(78)	50,525	(1,002)

Total available-for-sale	$44,594	$(971)	$7,829	$(78)	$52,423	$(1,049)

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

Other-Than-Temporary Impairment. Management evaluates securities for OTTI on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards ASC 320, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

In determining OTTI under the ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If the Company intends to sell or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income or loss, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of September 30, 2011, the Company’s securities available for sale portfolio consisted of thirty-eight securities, twenty-six of which were in an unrealized loss position. The unrealized losses are related to the Company’s municipal securities and private label residential mortgage-backed securities as discussed below.

The Company’s private label residential mortgage-backed securities that are in an unrealized loss position had a market value of $50.5 million with unrealized losses of $1.0 million at September 30, 2011. These non-agency private label residential mortgage-backed securities were rated AAA at purchase and are not within the scope of ASC 325. The Company monitors to insure it has adequate credit support and as of September 30, 2011, the Company believes there is no OTTI and it does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. Of the $64.9 million securities portfolio, $59.7 million were rated AAA, AA or A, and $5.2 million were rated BBB based on the most recent credit rating as of September 30, 2011. The Company considers the lowest credit rating for identification of OTTI. During the second quarter of 2011, the Company sold all of its credit impaired securities for a net gain. During the third quarter, Company also sold all securities that became credit impaired during the quarter. As rates interest rates fell to historic low levels which resulted in increases in market prices for its securities, the Company took the opportunity to divest several of its private label residential mortgage-backed securities that had been purchased in early 2011 and earlier periods. Some of the municipal bonds purchased were zero coupon bonds. Because of this feature, these zero coupon bonds traditionally trade at a significant discount to their par value and are not considered impaired.

During the three and nine months ended September 30, 2011, the Company determined that no securities were other-than-temporarily impaired due to current market conditions.

NOTE 7 – LOANS

Loans receivable consist of the following:

	September 2011	December 2010
Commercial:
Commercial and industrial	$9,054	$6,744
Real estate mortgage	94,251	46,568
Multi-family	26,565	33,040
Real estate construction	—	—
Land	2,459	14,828
Consumer:
Real estate 1-4 family first mortgage	553,516	568,854
Real estate 1-4 family junior lien mortgage	8,788	9,923
Other revolving credit and installment	8,821	11,031

Total	703,454	690,988
Allowance for loan losses	(8,993)	(14,637)
Net deferred loan costs	1,279	1,824

Loans receivable, net	$695,740	$678,175

At September 30, 2011, the Company had a total of $383.6 million in interest only mortgage loans and $23.6 million in loans with potential for negative amortization. At December 31, 2010, the Company had a total of $423.4 million in interest only mortgage loans (including Green Account loans) and $32.1 million in loans with potential for negative amortization. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization, however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

Activity in the allowance for loan losses is summarized as follows for the nine months ended September 30, 2011 and the twelve months ended December 31, 2010 and 2009:

	2011	2010	2009
Balance at beginning of year	$14,637	$13,079	$18,286
Loans charged off	(7,117)	(7,531)	(22,505)
Recoveries of loans previously charged off	199	132	2
Provision for loan losses	1,274	8,957	17,296

Balance at end of period	$8,993	$14,637	$13,079

The following table presents the activity in the allowance for loan losses and the recorded investment in loans, excluding accrued interest receivable and net deferred loan costs as they are not considered to be material, in loans by portfolio segment and is based on the impairment method for the nine months ended as of September 30, 2011. Total accrued interest receivable and net deferred loan costs were $3.2 million and $1.3 million, respectively at September 30, 2011.

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- family	Real estate construction	Land	Real Estate 1-4 family first mortgage	Real Estate 1-4 family junior lien mortgage	Other Revolving Credit	TOTAL
Allowance for loan losses:
Balance as of December 31, 2010	$50	$332	$2,389	$—	$1,067	$10,191	$258	$350	$14,637
Charge-offs	—	—	(2,068)	—	(1,900)	(3,021)	(108)	(20)	(7,117)
Recoveries	—	—	—	—	24	165	—	10	199
Provision	18	881	221	—	821	(549)	119	(237)	1,274

Balance as of September 30, 2011	$68	$1,213	$542	$—	$12	$6,786	$269	$103	$8,993

Individually evaluated for impairment	$—	$—	$349	$—	$—	$1,627	$—	$—	$1,976
Collectively evaluated for impairment	68	1,213	193	—	12	5,159	269	103	7,017

Total ending allowance balance	$68	$1,213	$542	$—	$12	$6,786	$269	$103	$8,993

Loans:
Loans individually evaluated for impairment	$—	$—	$5,015	$—	$1,734	$24,410	$—	$7	$31,166
Loans collectively evaluated for impairment	9,054	94,251	21,550	—	725	529,106	8,788	8,814	672,288

Total ending loans balance	$9,054	$94,251	$26,565	$—	$2,459	$553,516	$8,788	$8,821	$703,454

See accompany notes to consolidated financial statements.

The following table presents the activity in the allowance for loan losses and the recorded investment in loans, excluding accrued interest receivable and net deferred loan costs as they are not considered to be material, by portfolio segment and is based on the impairment method for the three months ended as of September 30, 2011. Total accrued interest receivable and net deferred loan costs were $3.2 million and $1.3 million, respectively at September 30, 2011.

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- family	Real estate construction	Land	Real Estate 1-4 family first mortgage	Real Estate 1-4 family junior lien mortgage	Other Revolving Credit	TOTAL
Allowance for loan losses:
Balance as of June 30, 2011	$68	$655	$692	$—	$278	$6,162	$360	$217	$8,432
Charge-offs	—	68	—	—	(57)	(275)	(108)	(10)	(382)
Recoveries	—	—	—	—	—	116	—	4	121
Provision	—	558	(218)	—	(210)	783	17	(108)	822

Balance as of September 30, 2011	$68	$1,213	$542	$—	$12	$6,786	$269	$103	$8,993

Individually evaluated for impairment	$—	$—	$349	$—	$—	$1,627	$—	$—	$1,976
Collectively evaluated for impairment	68	1,213	193	—	12	5,159	269	103	7,017

Total ending allowance balance	$68	$1,213	$542	$—	$12	$6,786	$269	$103	$8,993

Loans:
Loans individually evaluated for impairment	$—	$—	$5,015	$—	$1,734	$24,410	$—	$7	$31,166
Loans collectively evaluated for impairment	9,054	94,251	21,550	—	725	529,106	8,788	8,814	672,288

Total ending loans balance	$9,054	$94,251	$26,565	$—	$2,459	$553,516	$8,788	$8,821	$703,454

The following table presents the activity in the allowance for loan losses and the recorded investment in loans, excluding accrued interest receivable and net deferred loan costs as they are not considered to be material, by portfolio segment and is based on the impairment method for the year ended December 31, 2010. Total accrued interest receivable and net deferred loan costs totaled $3.5 million and $1.8 million at December 31, 2010, respectively.

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- family	Real estate construction	Land	Real Estate 1-4 family first mortgage	Real Estate 1-4 family junior lien mortgage	Other Revolving Credit	TOTAL
Allowance for loan losses:
Balance as of December 31, 2009	$17	$742	$1,474	$—	$1,348	$8,787	$412	$299	$13,079
Charge-offs	—	—	—	—	(2,695)	(4,747)	(47)	(42)	(7,531)
Recoveries	—	—	—	—	6	92	14	20	132
Provision	33	(410)	915	—	2,408	6,059	(121)	73	8,957

Balance as of December 31, 2010	$50	$332	$2,389	$—	$1,067	$10,191	$258	$350	$14,637

Individually evaluated for impairment	$—	$—	$2,084	$—	$—	$2,235	$—	$44	$4,363
Collectively evaluated for impairment	50	332	305	—	1,067	7,956	258	306	10,274

Total ending allowance balance	$50	$332	$2,389	$—	$1,067	$10,191	$258	$350	$14,637

Loans:
Loans individually evaluated for impairment	$14	$2,310	$10,466	$—	$9,715	$27,297	$—	$113	$49,915
Loans collectively evaluated for impairment	6,730	44,258	22,574	—	5,113	541,557	9,923	10,918	641,073

Total ending loans balance	$6,744	$46,568	$33,040	$—	$14,828	$568,854	$9,923	$11,031	$690,988

Individually impaired loans were as follows:	September 2011	December 2010
Unpaid Principal Balance
Loans with no allocated allowance for loan losses	$15,232	$25,979
Loans with allocated allowance for loan losses	15,934	23,936

Total	31,166	49,915

Amount of the allowance for loan losses allocated	$1,976	$4,363

	2011	2010	2009
Average of individually impaired loans during the period	$40,925	$33,662	$47,214
Interest income recognized during impairment	662	1,785	820
Cash-basis interest income recognized	250	1,555	595

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011. The recorded investment included represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs and accrued interest receivable.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate mortgage	—	—	—	2,291	22
Multi-family	—	—	—	—	—
Real estate construction	—	—	—	—	—
Land	1,735	2,007	—	1,918	6
Consumer:
Real estate 1-4 family first mortgage	13,491	13,506	—	13,532	180
Real estate 1-4 family junior lien mortgage	—	—	—	—	—
Other revolving credit and installment	7	10	—	105	4
With an allowance recorded:
Commercial:
Commercial and industrial	—	—	—	—	—
Real estate mortgage	—	—	—	—	—
Multi-family	5,015	5,020	349	5,038	202
Real estate construction	—	—	—	—	—
Land	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage and green	10,918	10,929	1,627	10,917	248
Real estate 1-4 family junior lien mortgage and green	—	—	—	—	—
Other revolving credit and installment	—	—	—	—	—

Total	$31,166	$31,472	$1,976	$36,376	$662

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010. The recorded investment included represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs and accrued interest.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate mortgage	2,310	2,359	—	2,201	27
Multi-family	—	—	—	32	3
Real estate construction	—	—	—	—	—
Land	9,715	10,625	—	4,952	171
Consumer:
Real estate 1-4 family first mortgage	13,934	14,643	—	16,711	273
Real estate 1-4 family junior lien mortgage	—	—	—	161	—
Other revolving credit and installment	20	21	—	40	3
With an allowance recorded:
Commercial:
Commercial and industrial	—	—	—	—	—
Real estate mortgage	—	—	—	—	—
Multi-family	10,466	8,421	2,084	8,696	808
Real estate construction	—	—	—	—	—
Land	—	—	—	7,240	250
Consumer:
Real estate 1-4 family first mortgage	13,362	11,415	2,235	16,415	237
Real estate 1-4 family junior lien mortgage	—	—	—	—	—
Other revolving credit and installment	108	74	44	100	12

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD
Total	$49,915	$47,558	$4,363	$56,548	$1,784

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	September 30, 2011	December 31, 2010
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans, net of specific allowance allocations ($1,384 and $3,423)	$10,917	$35,407

Nonaccrual loans consist of the following:

	September 30, 2011	December 31, 2010
Commercial:
Commercial and industrial	$—	$—
Real estate mortgage	—	—
Multi-family	—	6,691
Real estate construction	—	—
Land	1,907	9,715
Consumer:
Real estate 1-4 family first mortgage	9,005	18,999
Real estate 1-4 family junior lien mortgage	—	—
Other revolving credit and installment	5	2

Total	$10,917	$35,407

Of the $10.9 million in nonaccrual loans at September 30, 2011, $4.1 million represents troubled debt restructured loans that are on nonaccrual due to the fact that these loans are currently in the first six months of payment under the modified terms.

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

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

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

The following table displays the Company’s risk categories as of September 30, 2011.

	Pass	Special Mention	Substandard	Doubtful	Not Rated	TOTAL
Commercial:
Commercial and industrial	$9,054	$—	$—	$—	$—	$9,054
Real estate mortgage	81,375	10,594	2,282	—	—	94,251
Multi-family	21,052	498	5,015	—	—	26,565
Real estate construction	—	—	—	—	—	—
Land	552	173	1,734	—	—	2,459
Consumer:
Real estate 1-4 family first mortgage	512,592	20,535	20,389	—	—	553,516
Real estate 1-4 family junior lien mortgage	7,745	698	345	—	—	8,788
Other revolving credit and installment	8,586	228	7	—	—	8,821

Total	$640,956	$32,726	$29,772	$—	$—	$703,454

The following table displays the Company’s risk categories as of December 31, 2010.

	Pass	Special Mention	Substandard	Doubtful	Not Rated	TOTAL
Commercial:
Commercial and industrial	$6,244	$500	$—	$—	$—	$6,744
Real estate mortgage	34,882	4,431	2,310	—	4,945	46,568
Multi-family	18,085	1,965	8,502	—	4,488	33,040
Real estate construction	—	—	—	—	—	—
Land	4,376	1,071	9,381	—	—	14,828
Consumer:
Real estate 1-4 family first mortgage	467,970	27,341	22,771	—	50,772	568,854
Real estate 1-4 family junior lien mortgage	9,044	863	—	—	16	9,923
Other revolving credit and installment	9,290	180	108	—	1,453	11,031

Total	$549,891	$36,351	$43,072	$—	$61,674	$690,988

The following table presents the aging of the principal balances in past due loans as of September 30, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Total Carrying Amount > 90 Days and Accruing	Considered Current That Have been Modified in Previous Year
September 30, 2011
Commercial:
Commercial and industrial	$—	$—	$—	$—	$9,054	$9,054	$—	$—
Real estate mortgage	294	—	—	294	93,957	94,251	—	—
Multi-family	181	163	—	344	26,221	26,565	—	—
Real estate construction	—	—	—	—	—	—	—	—
Land	—	—	1,907	1,907	552	2,459	—	—
Consumer:
Real estate 1-4 family first mortgage	5,633	2,455	7,239	15,327	538,189	553,516	—	6,520
Real estate 1-4 family junior lien mortgage	—	—	—	—	8,788	8,788	—	—
Other revolving credit and installment	260	4	5	269	8,552	8,821	—	—

Total	$6,368	$2,622	$9,151	$18,141	$685,313	$703,454	$—	$6,520

The following table displays the Company’s non-performing and performing substandard loan portfolio (using effective balance).

	September 30, 2011
	# of Loans	Balance
Substandard Loans:
Non-Performing	13	$8,978

Performing:
TDR	19	10,577
Rated substandard due to borrower relationship to distressed loans	13	7,847
Rated substandard due to other credit factors	3	3,007

Total Performing:	35	$21,431

The following table presents the aging of the principal balances in past due loans as of December 31, 2010 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Financing Receivables	Total Carrying Amount > 90 Days and Accruing	Considered Current That Have been Modified in Previous Year
December 31, 2010
Commercial:
Commercial and industrial	$—	$—	$—	$—	$6,744	$6,744	$—	$—
Real estate mortgage	665	—	—	665	45,903	46,568	—	14
Multi-family	540	—	—	540	32,500	33,040	—	—
Real estate construction	—	—	—	—	—	—	—	—
Land	2,538	—	7,582	10,120	4,708	14,828	—	—
Consumer:
Real estate 1-4 family first mortgage	17,125	9,945	13,518	40,588	528,265	568,853	—	3,702
Real estate 1-4 family junior lien mortgage	698	—	—	698	9,225	9,923	—	—
Other revolving credit and installment	4	2	2	8	11,023	11,031	—	111

Total	$21,570	$9,947	$21,102	$52,619	$638,369	$690,988	$—	$3,827

Troubled Debt Restructurings:

The Company has allocated $1.0 million and $4.5 million of specific allowance allocations to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and 2010. The Company did not have any commitments to lend to customers with outstanding loans that are classified as troubled debt restructurings as of September 30, 2011 and 2010.

During the three and nine months ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 12 months to 3 years. The Company did not make any modifications involving an extension of the maturity date for the three and nine months ending September 30, 2011.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending September 30, 2011:

Three Months Ended September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial:
Commercial and industrial	—	$—	$—
Real estate mortgage	—	—	—
Multi-family	—	—	—
Real estate construction	—	—	—
Land	—	—	—
Consumer:
Real estate 1-4 family first mortgage	2	3,863	3,863
Real estate 1-4 family junior lien mortgage	—	—	—
Other revolving credit and installment	—	—	—

Total	2	$3,863	$3,863

The troubled debt restructurings described above did not have an effect on the allowance for loan losses during the three month period ending September 30, 2011.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial:
Commercial and industrial	—	$—	$—
Real estate mortgage	—	—	—
Multi-family	—	—	—
Real estate construction	—	—	—
Land	—	—	—
Consumer:
Real estate 1-4 family first mortgage	4	4,751	4,751
Real estate 1-4 family junior lien mortgage	—	—	—
Other revolving credit and installment	—	—	—

Total	4	$4,751	$4,751

The troubled debt restructurings described above decreased the allowance for loan losses by $189 during the nine month period ending September 30, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine month periods ending September 30, 2011:

	00000000000000	00000000000000	00000000000000
	Three Months Ended September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial:
Commercial and industrial	—	$—	$—
Real estate mortgage	—	—	—
Multi-family	—	—	—
Real estate construction	—	—	—
Land	1	334	334
Consumer:
Real estate 1-4 family first mortgage	5	2,057	2,057
Real estate 1-4 family junior lien mortgage	—	—	—
Other revolving credit and installment	—	—	—

Total	6	$2,391	$2,391

	0000000000000000	0000000000000000	0000000000000000
	Nine Months Ended September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial:
Commercial and industrial	—	$—	$—
Real estate mortgage	—	—	—
Multi-family	—	—	—
Real estate construction	—	—	—
Land	1	334	334
Consumer:
Real estate 1-4 family first mortgage	5	2,057	2,057
Real estate 1-4 family junior lien mortgage	—	—	—
Other revolving credit and installment	—	—	—

Total	6	$2,391	$2,391

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $50 thousand and $50 thousand and resulted in charge offs of $108 thousand and $108 thousand during the three and nine months ending September 30, 2011.

The terms of certain other loans were modified during the period ending September 30, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2011 of $1.1 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the period ended September 30, 2011 and did not meet the definition of a troubled debt restructuring did not have any delays in payment.

NOTE 8 – REAL ESTATE OWNED

Activity in the real estate owned valuation allowance was as follows for the nine months ended September 30, 2011 and the twelve months ended December 31, 2010:

	2011	2010
Beginning of year	$3,379	$700
Additions charged to expense	1,887	2,679
Net direct write-downs	(3,828)	—

Balance at end of period	$1,438	$3,379

Expenses related to foreclosed assets included in loan servicing and foreclosure expenses on the consolidated statement of income are as follows for the nine months ended September 30, 2011 and the twelve months ended December 31, 2010:

	2011	2010
Net loss on sales	$924	$332
Operating expenses, net of rental income	783	841

	$1,707	$1,173

Real Estate loans sold on contract	$1,145	$1,147

Deferred gain on real estate sold on contract	$50	$52

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	Contract Amount
	September 30, 2011		December 31, 2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$—	$—	$—	$1,160
Unused lines of credit	7,243	39,258	4,761	44,679
Standby letters of credit	10	10	10	10

Commitments to make loans are generally made for periods of 30 days or less.

Financial instruments that potentially subject the Bank to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, and loans. At September 30, 2011 and December 31, 2010, the Bank had interest-bearing deposit accounts with balances totaling approximately $69.5 million and $53.7 million, respectively, in other financial institutions.

NOTE 10 – PREFERRED STOCK

On December 15, 2010, the Company redeemed all $19.3 million of “Series A” preferred stock issued to the U.S. Treasury under the “TARP” Troubled Asset Relief Program’s Capital Purchase Program. During the first quarter of 2011, the Company entered into an Agreement with the U.S. Department of the Treasury for the repurchase of 280,795 warrants issued to the Treasury in connection with the TARP investment. These warrants had a strike price of $10.31 and were repurchased for $1.0 million in the first quarter of 2011.

On August 30, 2011, the Company issued 32,000 shares of preferred stock to the U.S. Treasury and received $32.0 million of capital under the “SBLF” Small Business Loan Fund Program. Of this, $28.8 million was contributed as capital to Pacific Trust Bank to facilitate small business lending. The shares of preferred stock have a dividend and liquidation preference over our common stock. The dividend rate will fluctuate based upon the extent to which we increase our lending to small businesses. Initially, the annual dividend rate under the SBLF program will not exceed 5%, but may increase to as high as 9% after 4.5 years if the Bank has not repaid its SBLF funding by that time.

NOTE 11 – INCOME TAXES

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. Each quarter, the Company reviews its analysis of whether a valuation allowance should be recorded against its deferred tax assets. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset at September 30, 2011 is more likely than not based upon available tax planning strategies and expectations as to future taxable income. At September 30, 2011, the Company had a net deferred tax asset of $9.0 million.

NOTE 12 – MERGER AGREEMENTS AND OTHER EVENTS

On June 3, 2011, we entered into a definitive agreement to acquire all of the outstanding stock of Gateway Bancorp, the holding company for Gateway Business Bank for an aggregate purchase price of up to $17 million in cash, subject to adjustment for failure to deliver a certain minimum amount of regulatory Tier I Capital. The closing of the transaction is subject to the satisfaction of certain conditions, including the receipt of all necessary or advisable regulatory approvals. No assurance can be given as to when or whether these approvals will be received. The success of our pending acquisition of Gateway Bancorp will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of Pacific Trust Bank (sometimes referred to below as the “Bank”) and Gateway Business Bank in a manner that does not materially disrupt the existing customer relationships of either institution or result in decreased revenues from our respective customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. The acquisition will be accounted for under the acquisition method of accounting and is expected to close in the fourth quarter of 2011, subject to regulatory approvals and certain conditions.

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

The combined net proceeds of the offerings to the Company, after deducting underwriting discounts and commissions for the underwritten public offering and estimated expenses, were approximately $26.9 million. The Company intends to use the net proceeds from the offerings for general corporate purposes, which may include, among other things, investments at the holding company level, capital infusions to support the growth of the Bank, acquisitions or other business combinations and other business opportunities.

On August 30, 2011, the Company entered into a definitive agreement to merge with Beach Business Bank. In the merger, each share of Beach Business Bank common stock will be converted into (1) 0.33 of a share of First PacTrust Bancorp common stock, subject to certain adjustments, and (2) $4.61 in cash. In certain circumstances the merger will be restructured and each share of Beach Business Bank common stock will be converted into (1) $9.12 in cash and (2) one warrant to purchase 0.33 of a share of First PacTrust Bancorp common stock at an exercise price of $14.00 per share of First PacTrust Bancorp common stock, exercisable for one year following completion of the merger. The closing of the transaction is subject to the satisfaction of certain conditions, including the receipt of all necessary or advisable regulatory and Beach Business Bank shareholder approvals. No assurance can be given as to when or whether these approvals will be received. The success of our pending acquisition of Beach Business Bank will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of Pacific Trust Bank (sometimes referred to below as the “Bank”) and Beach Business Bank in a manner that does not materially disrupt the existing customer relationships of either institution or result in decreased revenues from our respective customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. The merger will be accounted for under the acquisition method of accounting and is expected to close mid-year 2012, subject to Beach Business Bank shareholder and regulatory approvals and certain conditions.

On October 20, 2011, the Company opened a new branch located in Century City, California.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the financial condition of First PacTrust Bancorp, Inc. (the Company or Bancorp) and Pacific Trust Bank (the Bank), at September 30, 2011, to its financial condition at December 31, 2010, and the results of operations for the three months and nine months ended September 30, 2011 to the same periods in 2010. This discussion should be read in conjunction with the unaudited interim financial statements and footnotes included herein.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Assets. The Company’s total assets increased by $67.4 million, or 7.8%, to $929.0 million at September 30, 2011 from $861.6 million at December 31, 2010 primarily due to an increase in the balance of other assets in the amount of $18.6 million, an increase in loans receivables, net of allowance, in the amount of $17.6 million, an increase in total cash and cash equivalents of $16.0 million, an increase of $14.0 million in the balance of OREO, and an increase in premises and equipment of $3.0 million. The increase in total assets was partially reduced by a $1.0 million decline in Federal Home Loan Bank stock and a $918 thousand decline in the Company’s prepaid FDIC assessment.

Cash and cash equivalents. Cash and cash equivalents increased $16.0 million, or 27.1%, to $75.1 million at September 30, 2011 from $59.1 million at December 31, 2010. Cash and cash equivalents were increased by an increase in time and core deposits of $65.3 million, the completion of a private placement with net proceeds totaling $26.9 million, $31.9 million of net proceeds from the issuance of preferred stock (SBLF), and a $1.0 million FHLB stock redemption. Cash and cash equivalents were reduced by maturing FHLB advances totaling $55.0 million, investment purchases (net of sales during the period) totaling $33.6 million, increased loan receivable balances of $17.6 million, net of allowance, (also net of loans transferring to OREO status), and an increase in premises and equipment of $3.0 million. The remaining net increase in cash and cash equivalents was the result of small fluctuations in various accounts.

Loans. Loans receivable, net of allowance, increased by $17.6 million, or 2.6%, to $695.7 million at September 30, 2011 from $678.2 million at December 31, 2010. This increase was the result of loan production exceeding net loan principal repayments, charge-offs and foreclosures during the nine months ended September 30, 2011. During the nine months ended September 30, 2011, the Company transferred a total of $20.8 million of loans, net of specific valuation allowances, to other real estate owned.

Investments. Securities classified as available-for-sale of $64.9 million at September 30, 2011 increased $136 thousand from December 31, 2010. Securities totaling $84.5 million of municipal and private label mortgage-backed securities were purchased during the nine months ended September 30, 2011. In addition, the Company sold securities for $50.8 million and recognized a net gain on sale of $2.9 million during the nine months ended September 30, 2011.

Other Assets. Other assets increased $18.6 million, or 142.1%, to $31.8 million at September 30, 2011 from $13.1 million at December 31, 2010. This increase was primarily the result of the sale of securities in the amount of $12.1 million that were due from broker at September 30, 2011 as well as a $3.4 million escrow deposit made in the second quarter in conjunction with the Company’s strategic initiatives.

Premises and Equipment. Premises and equipment increased $3.0 million, or 47.9%, to $9.4 million at September 30, 2011 from $6.3 million at December 31, 2010 primarily due to the purchase of a new branch in San Marcos, California that opened during the third quarter.

Allowance for Loan Losses. The allowance for loan losses at September 30, 2011 was $9.0 million, which represented 1.3% of the loans outstanding at September 30, 2011, as compared to $14.6 million, or 2.1%, of the loans outstanding at December 31, 2010. Of the $9.0 million of allocated allowances, $2.0 million are allocated to impaired loans including loans which are subject to troubled debt restructurings, with $7.0 million serving as a general reserve for loan losses. The reduction in the allowance largely resulted from the Bank recording charge-offs on problem loans totaling $7.2 million during the period. These charge-offs were primarily related to a limited number of large multi-family and land problem loans that are no longer inherent in the Company’ loan portfolio. As a result of the Company taking actions to resolve these problem loans, the risk of loss for the multi-family and land loan segments has lessened resulting in a lower general allowance allocations at September 30, 2011 than the net charge-offs taken for these loan segments during the first nine months of 2011. The Company’s specific allowance allocations declined $2.4 million during the period as a direct result of charging off previously established specific allowance allocations. Further, of the $7.1 million total problem loans charged off during the nine months ended September 30, 2011, $3.0 million related to one-to four- family first mortgage loans, $2.1 million related to multi-family loans and $1.9 million related to land loans. The remaining charge-offs were primarily related to junior lien residential loans. Even with the decrease in the overall total allowance, the Company’s allowance for loan losses as a percentage of gross non-performing loans, not including all loans on nonaccrual or loans past due over 90 days that are on accrual, increased to 98.3% at September 30, 2011 compared to 69.3% at December 31, 2010 primarily due to a decline in the Company’s non-performing loans. The Company’s non-performing loans, not including all loans on nonaccrual or loans past due over 90 days that are on accrual, also reflected the improved credit quality in the portfolio with an $11.6 million decline in gross non-performing loans from $19.9 million at December 31, 2010 to $8.3 million at September 30, 2011 representing the lowest level of non-performing loans over the last five quarters. The Company provided $1.3 million to its provision for loan losses during the nine months ended September 30, 2011 related primarily to new commercial real estate production.

The Company maintains an allowance for loan losses to absorb probable incurred losses presently inherent in the loan portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for current economic conditions and other qualitative factors, combined with a current loan to value analysis to analyze the associated risks in the current loan portfolio. The Company obtains updated loan to value amounts to use in this analysis on a semi-annual basis for selected loans. The most recent analysis was done in May 2011. The Company evaluates all impaired loans individually, primarily through the evaluation of collateral values and discounted cash flows.

Management assesses the allowance for loan losses monthly. While management uses available information to recognize losses on loans; future loan loss provisions may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2011 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. See further discussion in subsection entitled “Comparison of Operating Results-Provision for Loan Losses.”

Non-performing Loans. The following table is a summary of our nonperforming assets, net of specific valuation allowances, at September 30, 2011 and December 31, 2010. This table does not include all loans on nonaccrual or loans past due over 90 days that are on accrual (dollars in thousands):

	At December 31, 2010	Increased(2)	Decreases(3)	At September 30, 2011
Nonperforming loans(1)
Commercial:
Commercial and industrial	$—	$485	$(485)	$—
Real estate mortgage	—	—	—	—
Multi-family	—	3,677	(3,677)	—
Real estate construction	—	—	—	—
Land	7,581	2,876	(8,550)	1,907
Consumer:
Real estate 1-4 family first mortgage and green	12,330	19,065	(24,965)	6,430
Real estate 1-4 family junior lien mortgage and green	—	66	(66)	—
Other revolving credit and installment	2	1,112	(1,109)	5

Total nonperforming loans	19,913	27,281	(38,852)	8,342
Other real estate owned	6,562	20,808	(6,819)	20,551

Total nonperforming assets	$26,475	$48,089	$(45,671)	$28,893

Ratios
Nonperforming loans, net of specific valuation allowances allocations, to total gross loans	2.88%			1.19%
Nonperforming assets, net of specific valuation allowances allocations, to total gross assets	3.07%			3.11%

(1)	The Company ceases accruing interest, and therefore classifies as nonperforming, any loan as to which principal or interest has been in default for a period of greater than 90 days, or if repayment in full of interest or principal is not expected. Nonperforming loans exclude loans that have been restructured and remain on accruing status. At September 30, 2011, net nonperforming loans totaled $8.3 million, net of specific allowances allocations of $1 million. At December 31, 2010, net nonperforming loans totaled $19.9 million, net of specific allowances allocations of $1.2 million.
(2)	Increases in nonperforming loans are attributable to loans where we have discontinued the accrual of interest at some point during the nine months ended September 30, 2011. Increases in other real estate owned represent the value of properties that have been foreclosed upon during the nine months ended September 30, 2011.
(3)	Decreases in nonperforming loans are primarily attributable to payments we have collected from borrowers, charge-offs of recorded balances and transfers of balances to other real estate owned during the nine months ended September 30, 2011. Decreases in other real estate owned represent either the sale, disposition or valuation adjustment on properties which had previously been foreclosed upon.

Nonperforming loans net of specific valuation allowances, not including all loans on nonaccrual or loans past due over 90 days that are on accrual, decreased $11.6 million to $8.3 million at September 30, 2011 compared to $19.9 million at December 31, 2010. Loan loss reserves totaling $916 thousand have been established for these nonperforming loans. The Company utilizes estimated current market values for collateral when assessing loan loss allocations for impaired collateral dependent loans. During the quarter ended September 30, 2011, the Company enhanced and improved its collection procedures which allowed problem loans to either cure, get taken into OREO, or get charged-off which contributed to the decline in non-performing loans. Further, the Company went through an exercise during the third quarter of 2011 to risk rate all loans in all segments of its portfolio.

Troubled Debt Restructured Loans (TDRs). As of September 30, 2011, the Company had 27 loans with an aggregate balance of $17.0 million, net of specific valuation allowances, classified as TDR compared to $23.1 million at December 31, 2010. Specific valuation allowances totaling $1 million (net of $201 thousand previously charged off) have been established for these loans as of September 30, 2011 compared to $3.1 million at December 31, 2010. When a loan becomes a TDR the Company ceases accruing interest, recognizes principal and interest payments on a cash basis and classifies it as non-accrual until the borrower has made at least six consecutive payments and in certain instances twelve consecutive payments under the modified terms. Of the 27 loans classified as TDR, 19 loans totaling $10.6 million are performing under their modified terms (defined as less than 30 days delinquent). Of the performing TDRs, $10.0 million have been paying as agreed for more than six months and are on accrual status while $489 thousand are performing and earning interest on a cash basis but are classified non-accrual because the borrower has yet to make six consecutive payments under the modified agreement. Six TDR loans with an aggregate balance of $2.4 million are past due (defined as over 90 days delinquent). Past due TDR loans consist of one land loan with an aggregate balance of $333 thousand and four real estate one-to four- family first mortgage loans totaling 2.1 million. These loans will either return to a performing TDR status or move through the Bank’s normal collection process for non-performing loans. In addition, the Bank has two TDR with an aggregate balance of $3.8 million that were recently modified and have yet to make a payment under their restructure.

The following table presents the seasoning of the Bank’s performing restructured loans, their effective balance (principal balance less specific valuation allowances charged-off), and their weighted average interest rates (dollars in thousands):

Performing Restructured Loans As of September 30, 2011
Payments	# of loans	Book Value	Average Loan Size	Weighted Average Interest Rate
	(Dollars in Thousands)
1 Payment	—	$—	$—	—
2 Payments	—	—	—	—
3 Payments	1	489	489	4.35%
4 Payments	—	—	—	—
5 Payments	—	—	—	—
6 Payments	—	—	—	—
7 Payments	—	—	—	—
8 Payments	—	—	—	—
9 Payments	—	—	—	—
10 Payments	1	2,134	2,134	4.50%
11 Payments	1	278	278	5.12%
12+ Payments	16	7,676	480	5.57%

Total	19	$10,577	$557	5.29%

Other Real Estate Owned Assets (“OREO”). During the third quarter of 2011, the Company foreclosed on 9 properties totaling $8.1 million. During the nine months ended September 30, 2011, the Company foreclosed on 29 properties totaling $20.8 million. Additionally, the Company sold five single family homes at a net loss of $104 thousand. The Company also recorded a $1.3 million write-down on seven residential properties and one land property to levels equal to net sales proceeds during the third quarter of 2011.

Deposits. Total deposits increased by $65.3 million, or 10.1%, to $711.6 million at September 30, 2011 from $646.3 million at December 31, 2010. Certificates of deposit increased $46.6 million, savings accounts increased $11.2 million and checking accounts increased $10.1 million. Growth was achieved primarily from the opening of two new branches during the period as well as the formation of new customer relationships and the attraction of additional funds from existing customers. Money market accounts declined $2.7 million. Total core deposits (total deposits less CDs) increased by 6.8% to $293.0 million at September 30, 2011, compared to $274.4 million at December 31, 2010. The Bank completed the opening of a new branch in La Jolla, California in early March and a new branch in San Marcos, California during June, 2011. The Bank is actively seeking additional production offices in core Southern California banking markets including Orange County and the Los Angeles area.

Federal Home Loan Bank (“FHLB”) Advances. During the nine months ended September 30, 2011, $55.0 million of long term FHLB advances matured resulting in a 73.3% decrease, to $20.0 million at September 30, 2011, from $75.0 million at December 31, 2010. The remaining $20.0 million of advances have an average current yield of 1.76% and mature in 2012. The maturing advances have been replaced by deposits and are expected to continue to be replaced by low cost deposits.

Equity. Equity increased $55.5 million, or 40.8% to $191.5 million at September 30, 2011 from $136.0 million at December 31, 2010. The increase was due to net income of $2.9 million, net proceeds of $31.9 million from the issuance of preferred stock related to the Small Business Lending Fund in August, 2011 and the completion of a $26.9 million public offering in June, 2011. Additionally, equity was decreased due to the payment of common stock dividends of $3.5 million, a $3.1 million decline in the fair value of securities available-for-sale, a $1.0 million repurchase of TARP warrants and the payment of preferred stock dividends of $138 thousand.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General. Net income decreased $2.4 million to $644 thousand for the three months ended September 30, 2011 compared to net income of $3.0 million in the same period of the prior year.

Interest Income. Interest income decreased by $1.8 million, or 17.1%, to $8.8 million for the three months ended September 30, 2011, from $10.6 million for the three months ended September 30, 2010 as described below.

Interest income on loans decreased $1.4 million, or 15.4% to $7.8 million for the three months ended September 30, 2011 from $9.2 million for the three months ended September 30, 2010. The primary factor for the decrease was a $16.1 million decrease in the average balance of loans receivable from $695.3 million for the three months ended September 30, 2010 to $679.2 million for the three months ended September 30, 2011. This was due to principal repayments, loan charge-offs and foreclosures exceeding loan production. The decrease in interest income on loans receivable was further reduced by a 70 basis point reduction in the average yield on loans receivable to 4.6% due to a general decline in market interest rates from the prior period.

Interest income on securities decreased $393 thousand to $1.0 million for the three months ended September 30, 2011 from $1.4 million for the three months ended September 30, 2010. This decrease was due to the sale of fifteen securities during the period as well as a decline of 385 basis points in the average rate paid on the portfolio.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread for the three months ended September 30, 2011 and September 30, 2010. No tax equivalent adjustments were made. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30, (dollars in thousands)
	2011			2010
	Average Balance	Interest	Annualized Average Yield/ Cost	Average Balance	Interest	Annualized Average Yield/ Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$679,199	$7,757	4.57%	$695,302	$9,164	5.27%
Securities(2)	90,454	1,017	4.50%	67,577	1,410	8.35%
Other interest-earning assets(3)	59,347	49	0.33%	44,715	64	0.57%

Total interest-earning assets	829,000	8,823	4.24%	807,594	10,638	5.28%
Non-interest earning assets(4)	75,738			64,613

Total assets	$904,738			$872,207

INTEREST-BEARING LIABILITIES
NOW	$65,582	18	0.11%	$58,044	24	0.17%
Money market	86,722	62	0.29%	89,337	138	0.62%
Savings	134,589	95	0.28%	128,481	186	0.58%
Certificates of deposit	415,887	1,072	1.03%	410,394	1,559	1.52%
FHLB advances	20,326	92	1.81%	81,848	592	2.89%

Total interest-bearing liabilities	723,106	1,339	0.76%	768,104	2,499	1.32%

Non-interest-bearing liabilities	8,137			5,833

Total liabilities	731,243			773,937
Equity	173,495			98,270

Total liabilities and equity	$904,738			$872,207

Net interest/spread		$7,484	3.48%		$8,139	3.96%

Margin(5)			3.61%			4.03%
Ratio of average interest-earning assets to average interest-bearing liabilities	114.64%			105.14%

(1)	Average balances of nonperforming loans are included in the above amounts. Calculated net of deferred fees and loss reserves.
(2)	Calculated based on average amortized cost.
(3)	Includes average FHLB stock at cost and average term deposits with other financial institutions.
(4)	Includes average balance of BOLI investment of $18.3 million in 2011 and $18.0 million in 2010.
(5)	Net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2011 compared to September 30, 2010
	Total Change	Change Due To Volume	Change Due To Rate
	(In thousands)
Income from interest earning assets:
Loans, gross	$(1,407)	$(832)	$(575)
Securities	(393)	1,537	(1,930)
Interest-bearing deposits in other financial institutions	(15)	68	(83)

Total interest income from interest earning assets	(1,815)	773	(2,588)

Expense on interest –bearing liabilities:
NOW	(6)	11	(17)
Money market	(76)	(16)	(60)
Savings	(91)	34	(125)
Certificate of Deposit	(487)	82	(569)
FHLB Advances	(500)	(1,335)	835

Total interest expense on interest-bearing liabilities	(1,160)	(1,224)	64

Net interest income	$(655)	$1,997	$(2,652)

Interest Expense. Interest expense decreased $1.2 million or 46.4%, to $1.3 million for the three months ended September 30, 2011 from $2.5 million for the three months ended September 30, 2010. Interest expense on deposits decreased $660 thousand, or 34.6%, to $1.2 million for the three months ended September 30, 2011 from $1.9 million for the three months ended September 30, 2010. The primary factor for the decrease was a 41 basis point decline in the Company’s overall average cost of deposits to 0.71% for the quarter ended September 30, 2011 from 1.12% for the three months ended September 30, 2010. This decline in the Company’s average cost of funds reflects the overall decrease in short term market interest rates as a result of the continued stress in the credit markets.

Interest expense on FHLB advances decreased $500 thousand, or 84.5% to $92 thousand for the three months ended September 30, 2011 from $592 thousand for the three months ended September 30, 2010. The decline in interest expense was primarily due to the average balance of FHLB advances decreasing $61.5 million from $81.8 million for the three months ended September 30, 2010 to $20.3 million for the three months ended September 30, 2011 due to the maturity of $55.0 million of FHLB advances during the period.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses decreased $655 thousand, or 8.0%, to $7.5 million for the three months ended September 30, 2011 from $8.1 million for the three months ended September 30, 2010. The Company’s net interest margin declined marginally from 3.68% for the year ended December 31, 2010 to 3.61% for the three months ended September 30, 2011. Continued improvement in the Bank’s liability mix and average cost of deposits resulted in a 3 basis point (11%) reduction in the average cost of deposits from 0.74% for the three months ended June 30, 2011 to 0.71% for the three months ended September 30, 2011. These benefits were enhanced by a 5 basis point increase in the average yield on the Bank’s loan portfolio from 4.52% for the three months ended June 30, 2011 to 4.57% for the three months ended September 30, 2011 due to the repricing of adjustable rate loans and reversal of accrued interest on a number of loans delinquent more than 90 days. The Company also experienced declines in the average yield on securities from 5.37% for the three months ended June 30, 2011 to 4.50% for the three months ended September 30, 2011 as the Company diluted the high yields on its core portfolio by selling some of the portfolio and investing excess liquidity into shorter term lower yielding securities. Continued reductions in the Bank’s cost of funds, the impact of recent lending initiatives and expected reductions in the level of non-performing loans are expected to enhance the Bank’s earnings model in coming quarters.

Provision for Loan Losses. The Company maintains an allowance for loan losses to absorb probable incurred losses presently inherent in the loan portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated values of any underlying collateral, and prevailing economic conditions. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for numerous factors including those found in the Interagency Guidance on the Allowance for Loan and Lease Losses, which includes current economic conditions, loan seasoning and underwriting experience, among other factors. This analysis is combined with a current loan to value analysis to analyze the associated risks in the current loan portfolio. The Company evaluates all impaired loans individually, primarily through the evaluation of collateral values and cash flows. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2011 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, approximately 95% of the Company’s loans are to individuals and businesses in southern California, in general, and more specifically, San Diego County. During the third quarter of 2011, the Company provided $823 thousand to its provision for loan losses related to $682 thousand in increased specific allowance allocations for impaired loans as well as increased general reserves on new commercial real estate loan production.

Non-performing loans, not including all loans on nonaccrual or loans past due over 90 days that are on accrual, decreased by $11.6 million and totaled $8.3 million as of September 30, 2011, compared to $19.9 million at December 31, 2010. Net charge-offs totaled $261 thousand for the third quarter of 2011 which primarily resulted from the charge-off of specific allowance allocations for various one-to four- family properties and one land property. These levels compare to $917 thousand in net charge-offs in the prior year’s third quarter.

Noninterest Income. Noninterest income increased $1.6 million for the three months ended September 30, 2011 to $2.0 million compared to $454 thousand for the same period of the prior year primarily due to a net gain on sales of securities available-for-sale totaling $1.5 million for the three months ended September 30, 2011. During the second quarter of 2011, the Company sold all of its credit impaired securities for a net gain. During the third quarter, Company also sold all securities that became credit impaired during the quarter. As interest rates fell to historic low levels which resulted in increases in market prices for its securities, the Company took the opportunity to divest several of its private label mortgage-backed securities that had been purchased in early 2011 and earlier periods.

Noninterest Expense. Noninterest expense increased $3.8 million, or 99.2%, to $7.7 million for the three months ended September 30, 2011 compared to $3.8 million for the same period of the prior year. This net increase was primarily the result of a $1.6 million increase in salaries and employee benefits, a $943 thousand increase in valuation allowance expense for other real estate owned, a $429 thousand increase in professional fees, an increase of $364 thousand in loss on sale of real estate owned property and an increase of $293 thousand in occupancy and equipment expenses. These increases were partially offset by a $169 thousand decrease in FDIC expenses due to a decline in the multiplier used for FDIC assessments.

Salaries and employee benefits represented 42.4% and 42.0% of total noninterest expense for the three months ended September 30, 2011 and September 30, 2010, respectively. Total salaries and employee benefits increased $1.6 million, or 86.3%, to $3.3 million for the three months ended September 30, 2011 from $1.6 million for the same period in 2010, due to additional compensation expense related to the hiring of new officers, production personnel and support staff needed to execute the Company’s growth strategy.

The valuation allowance for other real estate owned increased $943 thousand to $1.3 million for the three months ended September 30, 2011 compared to $386 thousand for the same period in the prior year. This was related to a large allowance established on one land loan taken into other real estate owned in the current year.

Total professional fees increased $429 thousand, or 180.3% to $667 thousand for the three months ended September 30, 2011 from $238 thousand for the same period in 2010, due to increased consulting and legal fees primarily related to due-diligence activities with regard to potential strategic plans.

Losses on the sale of other real estate owned increased $364 thousand to $105 thousand compared to a gain of $259 thousand for the same period of the prior year. During the third quarter of 2011, the Company disposed of $1.3 million in OREO at a net loss of $105 thousand, while charging off additional valuation allowances totaling $1.3 million on new or existing OREO. As of September 30, 2011, the Company’s OREO balances totaled $20.6 million (2.21% of total assets), compared to $6.6 million (0.76% of total assets) as of December 31, 2010.

Occupancy and equipment expenses increased $293 thousand, or 67.0% to $730 thousand for the three months ended September 30, 2011 from $437 thousand in the same period in 2010 primarily due to increased building and equipment maintenance, primarily related to the newly acquired branch locations during the period. The Company opened an office in La Jolla, California during the first quarter of 2011 and opened a San Marcos, California branch location in the second quarter of 2011.

Income Tax Expense. An income tax expense of $368 thousand was recorded for the three months ended September 30, 2011 compared to income tax expense of $934 thousand, for the three months ended September 30, 2010. The effective tax rate for the three month period ending September 30, 2011 of 36.4% was in accordance with the guidelines of ASC 740 and compares to an effective tax rate for the three months ended September 31, 2010 of 23.6%. The Company’s effective tax rate increases at higher levels of taxable income. As a result of the Company’s improved year-to-date earnings, the effective tax rate has increased in the 2011 period compared to the 2010 period.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General. Net income for the nine months ended September 30, 2011 increased $1.4 million to $2.9 million from $1.4 million in the same period of the prior year.

Interest Income. Interest income decreased by $4.8 million, or 15.4%, to $26.4 million for the nine months ended September 30, 2011, from $31.1 million for the nine months ended September 30, 2010 as described below.

Interest income on loans decreased $4.0 million, or 14.9% to $22.9 million for the nine months ended September 30, 2011 from $27.0 million for the nine months ended September 30, 2010. This resulted from a $44.0 million decrease in the average balance of loans receivable from $716.9 million for the nine months ended September 30, 2010 to $673.0 million for the nine months ended September 30, 2011. Loan balances declined due to principal repayments, loan charge-offs and foreclosures exceeding loan production. The decrease in interest income on loans receivable was further reduced by a 48 basis point reduction in the average yield on loans receivable to 4.54% for the nine months ended September 30, 2011 as compared to 5.02% for the nine months ended September 30, 2010 due to a general decline in market interest rates from the prior period.

Interest income on securities decreased $763 thousand to $3.3 million for the nine months ended September 30, 2011 from $4.0 million for the nine months ended September 30, 2010. This decrease was due to the sale of securities available-for-sale during the period as well as a 294 basis point decline in the average yield earned on securities to 5.51% for the nine months ended September 30, 2011 as compared to 8.45% for the nine months ended September 30, 2010.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread for the nine months ended September 30, 2011 and September 30, 2010. No tax equivalent adjustments were made. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended September 30, (dollars in thousands)
	2011			2010
	Average Balance	Interest	Annualized Average Yield/ Cost	Average Balance	Interest	Annualized Average Yield/ Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$672,977	$22,936	4.54%	$716,945	$26,967	5.02%
Securities(2)	78,963	3,263	5.51%	63,500	4,026	8.45%
Other interest-earning assets(3)	51,085	155	0.40%	42,179	153	0.48%

Total interest-earning assets	803,025	26,354	4.37%	822,624	31,146	5.05%
Non-interest earning assets(4)	67,474			62,065

Total assets	$870,499			$884,689

INTEREST-BEARING LIABILITIES
NOW	$63,699	50	0.10%	$56,755	87	0.20%
Money market	88,085	189	0.29%	86,977	482	0.74%
Savings	132,682	283	0.28%	125,244	673	0.72%
Certificates of deposit	382,560	3,225	1.12%	410,773	5,116	1.66%
FHLB advances	46,630	960	2.75%	101,136	2,285	3.01%

Total interest-bearing liabilities	713,656	4,707	0.88%	780,885	8,643	1.48%
Non-interest-bearing liabilities	7,483			5,219

Total liabilities	721,139			786,104
Equity	149,360			98,585

Total liabilities and equity	$870,499			$884,689

Net interest/spread		$21,647	3.49%		$22,503	3.57%

Margin(5)			3.59%			3.65%
Ratio of average interest-earning assets to average interest-bearing liabilities	112.52%			105.35%

(1)	Average balances of nonperforming loans are included in the above amounts. Calculated net of deferred fees and loss reserves.
(2)	Calculated based on average amortized cost.
(3)	Includes average FHLB stock at cost and average term deposits with other financial institutions.
(4)	Includes average BOLI investment of $18.3 million in 2011 and $18.0 in 2010.
(5)	Net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30, 2011 compared to September 30, 2010
	Total Change	Change Due To Volume	Change Due To Rate
	(In thousands)
Income from interest-earning assets:
Loans, gross	$(4,031)	$(6,242)	$2,211
Securities	(763)	3,193	(3,956)
Interest-bearing deposits in other financial institutions	2	108	(106)

Total interest income from interest earning assets	(4,792)	(2,941)	(1,851)

Expense on interest–bearing liabilities:
NOW	(37)	38	(75)
Money market	(293)	24	(317)
Savings	(390)	151	(541)
Certificate of Deposit	(1,891)	(1,317)	(574)
FHLB Advances	(1,325)	(3,429)	2,104

Total interest expense on interest-bearing liabilities	(3,936)	(4,533)	597

Net interest income	$(856)	$1,592	$(2,448)

Interest Expense. Interest expense decreased $3.9 million or 45.5%, to $4.7 million for the nine months ended September 30, 2011 from $8.6 million for the nine months ended September 30, 2010. Interest expense on deposits decreased $2.6 million, or 41.1%, to $3.7 million for the nine months ended September 30, 2011 from $6.4 million for the nine months ended September 30, 2010. The primary factor for the decrease was a $12.7 million decrease in the average balance of deposits from $679.7 million for the nine months ended September 30, 2010 to $667.0 million for the nine months ended September 30, 2011, as well as a decline in the Company’s overall cost of deposits of 50 basis points to 75 basis points for the nine months ended September 30, 2011 from 1.25% for the nine months ended September 30, 2010. This decline in the Company’s cost of funds reflects the overall decrease in short term market interest rates as a result of the continued stress in the credit markets.

Interest expense on FHLB advances decreased $1.3 million, or 58.0% to $960 thousand for the nine months ended September 30, 2011 from $2.3 million for the nine months ended September 30, 2010. This decrease was primarily due to a reduction in the average balances of advances. The average balance of the FHLB advances decreased $54.5 million from $101.1 million for the nine months ended September 30, 2010 to $46.6 million for the nine months ended September 30, 2011 due to the maturity of $55.0 million of FHLB advances during the period.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses decreased $856 thousand, or 3.8%, to $21.6 million for the nine months ended September 30, 2011 from $22.5 million for the nine months ended September 30, 2010. The Company’s net interest margin declined marginally from 3.68% for the year ended December 31, 2010 to 3.59% for the nine months ended September 30, 2011. Continued improvement in the Bank’s liability mix and average cost of deposits resulted in a 43 basis point (36%) reduction in the average cost of deposits from 1.18% for the year ended December 31, 2010 to 0.75% for the nine months ended September 30, 2011. These benefits were offset by a 48 basis point reduction in average yields on the Bank’s loan portfolio from 5.02% for the nine months ended September 30, 2010 to 4.54% for the nine months ended September 31, 2011 due to the repricing of adjustable rate loans and reversal of accrued interest on a number of loans delinquent more than 90 days. The Company also experienced declines in the average yield on securities from 8.45% for the nine months ended September 30, 2010 to 5.51% for the nine months ended September 30, 2011 as the Company diluted the high yields on its core portfolio by investing excess liquidity into shorter term lower yielding securities. Continued reductions in the Bank’s cost of funds, the impact of recent lending initiatives and expected reductions in the level of non-performing loans are expected to enhance the Bank’s core earnings model in coming quarters.

Provision for Loan Losses. The Company maintains an allowance for loan losses to absorb probable incurred losses presently inherent in the loan portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated values of any underlying collateral, and prevailing economic conditions. The Company currently uses a rolling 12 month history of actual losses incurred, adjusted for numerous factors including those found in the Interagency Guidance on the Allowance for Loan and Lease Losses, which includes current economic conditions, loan seasoning and underwriting experience, among other factors. This analysis is combined with a current loan to value analysis to analyze the associated risks in the current loan portfolio. The Company evaluates all impaired loans individually, primarily through the evaluation of collateral values and cash flows. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2011 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, approximately 95% of the Company’s loans are to individuals and businesses in southern California, in general, and more specifically, San Diego County. A $1.3 million provision for loan losses was recorded during the nine months ended September 30, 2011 compared to $8.6 million during the nine months ended September 30, 2010. The decrease in the provision was primarily due to an increase in specific allowance allocations for impaired loans during the period ended September 30, 2010 and replenishing the allowance for net charge-offs of $4.1 million for the nine months ended September 30, 2011 and 2010.

Non-performing loans, not including all loans on nonaccrual or loans past due over 90 days that are on accrual, decreased by $11.6 million and totaled $8.3 million as of September 30, 2011, compared to $19.9 million at December 31, 2010. Net charge-offs totaled $6.9 million for the nine months ended September 30, 2011 which primarily resulted in the charge-off of specific allowance allocations for various one-to four- family properties, one multi-family property and one land property. These levels compare to $4.1 million in net charge-offs in the prior year’s nine month period.

Noninterest Income. Noninterest income increased $3.2 million for the nine months ended September 30, 2011 to $4.4 million compared to $1.2 million for the same period of the prior year, primarily due to a net gain on sale of securities available-for-sale totaling $2.9 million for the nine months ended September 30, 2011. During the second quarter of 2011, the Company sold all of its credit impaired securities for a net gain. During the third quarter, Company also sold all securities that became credit impaired during the quarter. As interest rates fell to historic low levels which resulted in increases in market prices for its securities, the Company took the opportunity to divest several of its private label mortgage-backed securities that had been purchased in early 2011 and earlier periods.

Noninterest Expense. Noninterest expense increased $7.4 million, or 57.1%, to $20.5 million for the nine months ended September 30, 2011 compared to $13.0 million for the same period of the prior year. This net increase was primarily the result of the establishment of a $1.1 million accrual included in salaries and employee benefit’s expense for the nine months ended September 30, 2011 for certain change of control benefits resulting from our 2010 recapitalization effort, an additional $3.6 million increase in other salaries and employee benefits expense, an $863 thousand increase in loss on sale of other real estate owned assets, an $869 thousand increase in professional fees, a $540 thousand increase in occupancy and equipment expenses, a $473 thousand increase in the valuation allowance for other real estate owned assets and a $180 thousand increase in other general and administrative expenses. Noninterest expense was reduced by a $175 thousand decline in FDIC expense and a $133 thousand decrease in loan servicing and foreclosure expenses.

Salaries and employee benefits represented 46.3% and 36.7% of total noninterest expense for the nine months ended September 30, 2011 and September 30, 2010, respectively. Total salaries and employee benefits increased $4.7 million, or 98.6%, to $9.5 million for the nine months ended September 30, 2011 from $4.8 million for the same period in 2010, primarily due to a $1.1 million accrual for change of control benefits resulting from restructuring costs as well as the hiring of new officers, production personnel and support staff needed to execute the Company’s growth strategy.

During the nine months ended September 30, 2011, losses on the sale of other real estate owned increased $863 thousand to $924 thousand compared to $61 thousand for the same period of the prior year. This was due to increased foreclosure activity during the period and consisted primarily of a $762 thousand loss taken on one residential property.

Total professional fees increased $869 thousand, or 158.9% to $1.4 million for the nine months ended September 30, 2011 from $547 thousand for the same period in 2010, due to increased consulting and legal fees related to due-diligence costs associated with strategic plans and required regulatory changes to the Company’s 401(k) plan, as well as increased audit fees related to securities registration statements and executive search fees due to the recruitment of additional executive officers.

Occupancy and equipment expenses increased $540 thousand, or 39.0% to $1.9 million for the nine months ended September 30, 2011 from $1.4 million for the same period in 2010 primarily due to increased building and equipment maintenance, primarily related to the newly acquired branch locations during the period. The Company opened an office in La Jolla, California during the first quarter of 2011 and opened a San Marcos, California branch location in the second quarter of 2011.

The valuation allowance for other real estate owned expense increased $473 thousand to $1.9 million for the nine months ended September 30, 2011 compared to $1.4 million for the same period in the prior year. This was related to a large allowance established on one land loan taken into other real estate owned in the current year. During the nine months ended September 30, 2011, the Company disposed of $5.6 million in OREO at a net loss of $924 thousand, while charging off $3.8 million on new or existing OREO. As of September 30, 2011, the Company’s OREO balances totaled $20.6 million, net of a $1.5 million valuation allowance (2.2% of total assets), compared to $6.6 million, net of a $3.4 million valuation allowance (0.8% of total assets) as of December 31, 2010.

Other general and administrative expenses increased $180 thousand to $1.1 million for the nine months ended September 30, 2011 compared to $927 thousand for the same period in the prior year primarily due to increased other operating expenses related to the growth of the Company.

FDIC expense decreased $175 thousand to $997 thousand for the nine months ended September 30, 2011 compared to $1.3 million for the same period in the prior year. FDIC expenses decreased due to a decline in the multiplier used for FDIC assessments.

Loan servicing and foreclosure expenses declined $133 thousand to $783 thousand for the nine months ended September 30, 2011 compared to $916 thousand for the same period in the prior year due to a decline in expenses related to the activity during the period.

Income Tax Expense. An income tax expense of $1.4 million was recorded for the nine months ended September 30, 2011 compared to $580 thousand for the nine months ended September 30, 2010. The effective tax rate for the nine month period ending September 30, 2011 of 33.1% was in accordance with the guidelines of ASC 740 and compares to an effective tax rate for the nine months ended September 30, 2010 of 28.6%. The Company’s effective tax rate increases at higher levels of taxable income. As a result of the Company’s improved year-to-date earnings, the effective tax rate has increased in the 2011 period compared to the 2010 period.

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

The Bank’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and securities available for sale; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to issue brokered certificates of deposit however, historically it has not issued significant amounts. The Bank had no brokered certificates of deposit at September 30, 2011, and has limited potential future brokered deposit activity to $20.0 million while the Bank is subject to memorandum of understanding with the Office of Thrift Supervision.

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Government Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and securities available for sale. At September 30, 2011, there were no outstanding approved loan origination commitments. At the same date, unused lines of credit were $46.5 million and outstanding letters of credit totaled $20 thousand. Certificates of deposit scheduled to mature in one year or less at September 30, 2011, totaled $297.1 million. Based on the competitive rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at September 30, 2011 to borrow an additional $173.9 million from the Federal Home Loan Bank of San Francisco and $110.0 million at the Federal Reserve Bank. As of September 30, 2011, the Bank has Federal Home Loan Bank advances of $20.0 million maturing within the next 12 months. The Bank intends to replace these advances with low cost deposits.

Capital

Consistent with its goals to operate a sound and profitable financial organization, Pacific Trust Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. Total capital of the Bank was $129.9 million at September 30, 2011, or 14.3% of the Bank’s total assets on that date. As of September 30, 2011, Pacific Trust Bank exceeded all regulatory capital requirements. Pacific Trust Bank’s regulatory capital ratios at September 30, 2011 were as follows: core capital 14.33%; Tier I risk-based capital, 19.68%; and total risk-based capital, 20.73%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively. However, the Bank has committed to its regulatory agency to maintain core and risk-based capital ratios of at last 8.0% and 12.0% respectively, while the Bank is subject to a memorandum of understanding with its banking regulators.

The following table sets forth the Bank’s capital components (dollars in thousands):

	September 30,		December 31. 2010
	2011	2010
Capital components:
Tier 1 Capital	$130,342	$84,114	$95,637
Tier 2 Capital	7,017	8,149	8,015

Total risk-based capital	$137,359	$92,263	$103,652

Risk-weighted assets	$662,472	$651,918	$641,205

	September 30,		December 31. 2010	Minimum Regulatory Requirements
	2011	2010
Capital ratios:
Total core capital	14.33%	9.80%	11.14%	4.00%
Tier 1 risk-based capital	19.68%	12.90%	14.92%	4.00%
Total risk-based capital	20.73%	14.15%	16.17%	8.00%

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank’s interest rate sensitivity is monitored by management through the use of a model that estimates the change in net portfolio value (NPV) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Sensitivity Measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution’s Sensitivity Measure is, the greater its exposure to interest rate risk is considered to be. Increases in interest rates would generally be expected to have a negative impact on the Bank’s operating results. As of June 30, 2011, the latest date for which information is available, the Bank’s Sensitivity Measure, as measured by the OTS, resulting from a 1% decrease in interest rates was a decrease of 12 basis points and would result in a $1.7 million decrease in the NPV of the Bank.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis used in the forthcoming table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, may have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2011, the latest date for which information is available, assuming an instantaneous and sustained change in market rates of interest of minus 100 and plus 100, 200, and 300 basis points. The net portfolio value analysis was unable to produce results for the minus 200 and 300 basis point scenario for the quarter ended June 30, 2011.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$120,578	$-13,420	(10)%	13.70%	-118bp
+ 200 bp	127,797	-6,201	(5)%	14.37%	-51bp
+ 100 bp	132,343	-1,655	(1)%	14.76%	-12bp
0 bp	133,998	—	—	14.88%	—
- 100 bp	135,718	1,720	1%	15.02%	14bp

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2011 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principal Financial Officer and other members of the Company’s senior management as of the end of the period preceding the filing of this quarterly report. The Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Principal Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no changes in internal controls over financial reporting (as defined in Rule 13a-15(f) under the Activities) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pacific Trust Bank and Gateway Bancorp have operated and, until the completion of the merger of the two institutions, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each institution’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between the two institutions will also divert management attention and resources. These integration matters could have an adverse effect on the combined institution following completion of the acquisition.

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

We may fail to realize all of the anticipated benefits of our pending acquisition of Beach Business Bank.

On August 30, 2011, we entered into an Agreement and Plan of Merger with Beach Business Bank. The closing of the transaction is subject to the satisfaction of certain conditions, including the receipt of all necessary or advisable regulatory approvals. No assurance can be given as to when or whether these approvals will be received. The success of our pending acquisition of Beach Business Bank will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of Pacific Trust Bank (sometimes referred to below as the “Bank”) and Beach Business Bank in a manner that does not materially disrupt the existing customer relationships of either institution or result in decreased revenues from our respective customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Pacific Trust Bank and Beach Business Bank have operated and, until the completion of the merger of the two institutions, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each institution’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between the two institutions will also divert management attention and resources. These integration matters could have an adverse effect on the combined institution following completion of the acquisition.

The Bank is subject to a memorandum of understanding with the Office of Thrift Supervision and now the OCC, which imposes certain requirements and restrictions on the Bank.

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

The Bank believes it is currently in compliance with the MOU but will remain subject to the MOU until such time as all or any portion of the MOU has been modified, suspended or terminated by the OTS. Failure by the Bank to comply fully with the terms of the MOU or any of the plans or policies adopted by the Bank pursuant to the MOU could result in further regulatory action against the Bank.

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

At September 30, 2011, $569.9 million, or 81.0% of our total gross loan portfolio, was secured by single-family mortgage loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the California housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. At September 30, 2011, approximately $82.3 million of our single-family mortgage loans and home equity lines of credit had a loan-to-value ratio greater than 100% based on recent appraisals of the underlying properties. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.

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

Many of the residential mortgage loans we have originated for investment consisted of non-traditional single family loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines, including our Green account loans. The Green Account is a first mortgage line of credit with an associated “clearing account” that allows all types of deposits and withdrawals to be performed, including direct deposit, check, debit card, ATM, ACH debits and credits, and internet banking and bill payment transactions. At September 30, 2011, we had $250.0 million of Green account loans, which represented 35.6% of our gross loan portfolio as of that date. Green account home equity loans generally have a fifteen year draw period with interest-only payment requirements, a balloon payment requirement at the end of the draw period and a maximum 80% loan to value ratio. In addition to the Green account loans, we had other interest-only residential mortgage loans totaling $133.1 million at September 30, 2011, representing 18.7% of our gross loan portfolio as of that date, and negative amortization loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to loan principal) totaling $23.6 million, representing 3.36% of our gross loan portfolio as of September 30, 2011. We ceased originating negative amortization loans in 2006.

In the case of interest-only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status. Since the borrower’s monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, the borrower might not be able to afford the increased monthly payment. In addition, interest-only loans have a large, balloon payment at the end of the loan term, which the borrower may be unable to pay. Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to 110% of the original loan to value ratio during the first five years the loan is outstanding, with payments adjusting periodically as provided in the loan documents, potentially resulting in higher payments by the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline, and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their loans to pay off their mortgage obligations. For these reasons, interest-only loans and negative amortization loans are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of realized losses. Furthermore, these loans are not as readily saleable as loans that conform to agency guidelines and often can be sold only after discounting the amortized value of the loan. As of September 30, 2011, 0.86% of our interest-only loans, totaling $3.3 million, were in non-performing status. None of our negatively amortizing loans were in non-performing status as of September 30, 2011.

Our income property loans, consisting of commercial and multi-family real estate loans, involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

We originate commercial and multi-family real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily real estate loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. If we foreclose on a commercial and multi-family real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As of September 30, 2011, our commercial and multi-family real estate loans totaled $132.3 million, or 18.8% of our total gross loan portfolio.

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

We are subject to extensive regulation and supervision by the Office of the Comptroller of the Currency (the “OCC”), as noted below) and the FDIC. Such regulators govern the activities in which we may engage, primarily for the protection of depositors and the deposit insurance fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. The recently enacted regulatory reform legislation described below will, among other things, change our primary regulator, create a new consumer finance protection agency and impose capital requirements on us at the holding company level. These changes could adversely impact our operations and net income.

The Dodd-Frank Act could have a material adverse effect on us.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted into law on July 21, 2010, provides for, among other things, new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including First PacTrust Bancorp and Pacific Trust Bank. Under the new law, the Bank’s former regulator, the OTS, was eliminated and existing federal thrifts are now subject to regulation and supervision by the OCC, which also supervises and regulates all national banks. In addition, on July 21, 2011, all savings and loan holding companies, including First PacTrust Bancorp, are subject to regulation and supervision by the Federal Reserve Board, which also supervises and regulates all bank holding companies. This change in regulation of savings and loan holding companies may result in the imposition of holding company capital requirements and additional restrictions on investments and other holding company activities. The Dodd-Frank Act also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market. The creation of this independent bureau is likely to result in new regulatory requirements and raise the cost of regulatory compliance. In addition, new regulations mandated by the Dodd-Frank Act could require changes in regulatory capital requirements, loan loss provisioning practices and compensation practices. Effective July 21, 2011, financial institutions may pay interest on demand deposits, which has increased our interest expense. At this time, we cannot determine the full impact of the Dodd-Frank Act on our business and operations.

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

Our board of directors is authorized generally to cause us to issue additional common stock, as well as series of preferred stock, without any action on the part of our shareholders except as may be required under the listing requirements of the NASDAQ Stock Market. Our board also has the power to amend our charter, without shareholder approval, to increase the number of shares of stock we are authorized to issue. In addition, the board has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms. If we issue preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the voting common stock or the market price of the voting common stock could be adversely affected. In this regard, the Company issued 32,000 preferred shares to the U.S. Treasury related to the participation in the U.S. Treasury’s Small Business Lending Fund (“SBLF”) program, which is intended to encourage lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The shares of preferred stock have a dividend and liquidation preference over our common stock. The dividend rate will fluctuate based upon the extent to which we increase our lending to small businesses. Initially, the annual dividend rate under the SBLF program will not exceed 5%, but will increase to 9% after 4.5 years if the participating Bank has not repaid its SBLF funding by that time.

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

The shares of our common stock represent equity interests in us and do not constitute indebtedness. Accordingly, the shares of our common stock will rank junior to all of our existing and future indebtedness and to other non-equity claims on First PacTrust Bancorp with respect to assets available to satisfy claims on First PacTrust Bancorp. Additionally, holders of our common stock may be subject to the prior dividend and liquidation rights of the holders of any series of our preferred stock that may be outstanding at a particular point in time. In addition, our right to participate in any distribution of assets of any of our subsidiaries upon the subsidiary’s liquidation or otherwise, and thus the ability of a holder of our common stock to benefit indirectly from such distribution, will be subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, holders of our common stock will be effectively subordinated to all existing and future liabilities and obligations of our subsidiaries. At September 30, 2011, the Bank’s total deposits and borrowings were approximately $731.6 million.

Our executive officers and directors and the directors of the Bank could have the ability to influence shareholder actions in a manner that may be adverse to your personal investment objectives.

As of September 30, 2011, our executive officers and directors and the directors of the Bank as a group beneficially owned 837,341 shares of our voting common stock, representing approximately 7.22% of the total shares of voting common stock outstanding as of that date. Due to their collective ownership interest, these individuals may be able to exercise influence over the management and business affairs of our company and the Bank. For example, using their collective voting power, these individuals may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other shareholders.

Our Company has a significant deferred tax asset and may or may not be fully realized.

The Company has a significant deferred tax asset and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At September 30, 2011, we had a net deferred tax asset of $9.0 million. Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset at September 30, 2011 is more likely than not based upon available tax planning strategies and expectations as to future taxable income.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended September 30, 2011 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
07/1/11-07/31/11	—	—	—	0
08/1/11-08/31/11	—	—	—	0
09/1/11-09/30/11	—	—	—	0

The Company does not currently have a buyback plan in place, however, future purchases may be made by the Company if they are related to employee stock benefit plans, consistent with past practices.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	RESERVED.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements: Financial Statements and Supplementary Data

(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc. (sometimes referred to below as the “Registrant” or the “Company”), Gateway Bancorp, Inc. (“Gateway”), each of the stockholders of Gateway and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)

2.2	Agreement and Plan of Merger, dated as of August 30, 2011, by and between First PacTrust Bancorp, Inc. and Beach Business Bank, as amended by Amendment No. 1 thereto dated as of October 31, 2011	(b)

3.1	Articles of Incorporation of First PacTrust Bancorp, Inc.	(c)

3.2	Articles of Amendment to the Charter of First PacTrust Bancorp, Inc.	(d)

3.3	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(e)

3.4	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Class B Non-Voting Common Stock	(f)

3.5	Articles of Amendment to Articles Supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Class B Non-Voting Common Stock	(g)

3.6	Bylaws of First PacTrust Bancorp, Inc.	(h)

4.1	Warrant to purchase up to 240,000 shares of First PacTrust Bancorp, Inc. common stock originally issued on November 1, 2010	(f)

4.2	Warrant to purchase up to 1,395,000 shares of First PacTrust Bancorp, Inc. common stock originally issued on November 1, 2010	(f)

10.1	Severance Agreement with Hans R. Ganz	(c)

10.2	Severance Agreement with Melanie M. Yaptangco, formerly Stewart	(c)

10.3	Severance Agreement with James P. Sheehy	(c)

10.4	Severance Agreement with Regan J. Lauer (substantially identical to forms of Severance Agreements with Melanie M. Yaptangco and James P. Sheehy)	(c)

10.5	Form of Agreement to Modify Severance Benefits with each of Hans R. Ganz, James P. Sheehy, Melanie M. Yaptangco and Regan Lauer	(i)

10.6	Employment Agreement with Gregory A. Mitchell (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Mitchell pursuant to his Employment Agreement)	(f)

10.7	Employment Agreement with Richard Herrin (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant	(j)

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

made to Mr. Herrin pursuant to his Employment Agreement)

10.8	Employment Agreement with Matthew Bonaccorso (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Bonaccorso pursuant to his Employment Agreement)	(k)

10.9	Employment Agreement with Gaylin Anderson (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Anderson pursuant to his Employment Agreement)	(k)

10.10	Employment Agreement with Chang Liu (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Liu pursuant to his Employment Agreement)	(k)

10.11	Employment Agreement with Marito Domingo (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Domingo pursuant to his Employment Agreement)	(l)

10.12	Registrant’s 2011 Omnibus Incentive Plan	(m)

10.13	Registrant’s 2003 Stock Option and Incentive Plan	(n)

10.14	Registrant’s 2003 Recognition and Retention Plan	(n)

10.15	Named Executive Officers Salary and Bonus Arrangements for 2011	(k)

10.16	Current Director Compensation Arrangements	10.16

10.17	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between First PacTrust Bancorp, Inc. and the Secretary of the United States Treasury	(e)

10.16	Form of Compensation Modification Agreement and Waiver, executed by each of Hans R. Ganz, James P. Sheehy, Melanie M. Yaptangco and Regan J. Lauer	(o)

11.0	Statement regarding computation of per share earnings	None

15.0	Letter re unaudited interim financial information	None

18.0	Letter regarding change in accounting principles	None

19.0	Report furnished to security holders	None

22.0	Published Report regarding matters submitted to vote of security holders	None

24.0	Power of Attorney	None

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

31.3	Rule 13(a)-14(a) Certification (Principal Accounting Officer)	31.3

32.1	Rule 13(a)-14(b) and 18 U.S.C. 1350 Certification (Chief Executive Officer)	32.1

32.2	Rule 13(a)-14(b) and 18 U.S.C. 1350 Certification (Chief Financial Officer)	32.2

32.3	Rule 13(a)-14(b) and 18 U.S.C. 1350 Certification (Principal Accounting Officer)	32.3

101.0	The following financial statements and footnotes from the First PacTrust Bancorp, Inc. Quarterly Report on Form 10Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.	101.0

*	a) Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.

(c)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.

(d)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.

(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2011 and incorporated herein by reference.

(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on December 20, 2010 and incorporated herein by reference.

(j)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference.

(k)	Filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

(l)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 10, 2011 and incorporated herein by reference.

(m)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference

(n)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 21, 2008 and incorporated herein by reference.

(b)	Exhibits—Included, see list in (a)(3).

(c)	Financial Statement Schedules—None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: November 14, 2011	/s/ Gregory A. Mitchell
Gregory A. Mitchell
President and Chief Executive Officer

Date: November 14, 2011	/s/ Marangal I. Domingo
Marangal I. Domingo
Executive Vice President/ Chief Financial Officer

Date: November 14, 2011	/s/ Regan J. Lauer
Regan J. Lauer
Senior Vice President/ Controller