Form 10-K
period 2011-12-31
FIRST PACTRUST BANCORP INC
filed 2012-03-30
CIK 1169770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-49806

FIRST PACTRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
18500 Von Karman Ave, Suite 1100, Irvine, California	92612
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 236-5211

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  YES.    ☒  NO.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq Global Market as of June 30, 2011, was $142.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of March 15, 2012, there were issued and outstanding 11,660,444 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during May 2012.

FIRST PACTRUST BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2011

PART I

Item 1. Business

General

First PacTrust Bancorp, Inc. (“the Company,” “we,” “us,” “our”) is a unitary savings and loan holding company. The Company was incorporated under Maryland law in March 2002 to hold all of the stock of Pacific Trust Bank (“the Bank”) upon completion in August 2002 of the Bank’s conversion from the mutual to the stock form of ownership and the concurrent initial public offering of the Company’s common stock. As a savings and loan holding company, First PacTrust Bancorp, Inc., must limit its activities to banking, securities, insurance and financial services-related activities. First PacTrust Bancorp, Inc. is not an operating company and it’s assets primarily consist of the outstanding stock of the Bank, cash and fixed income investments. From time to time, the Company has purchase impaired loans, investments and other real estate owned “OREO” from the Bank to assure the Bank’s safety and soundness. First PacTrust Bancorp, Inc. has no significant liabilities other than Board of Director and employee compensation as well as expenses related to strategic initiatives. The management of the Company and the Bank is substantially the same. However, the Company and the Bank each have their own Board of Directors with three of the members serving on both Boards. The Company utilizes the support staff and offices of the Bank and pays the Bank for these services. If the Company expands or changes its business in the future, the Company may hire additional employees of its own. Unless the context otherwise requires, all references to the Company include the Bank and the Company on a consolidated basis.

The Bank is a community-oriented financial institution offering a variety of financial services to meet the banking and financial needs of the communities we serve. The Bank is headquartered in Orange County, California, and as of December 31, 2011 operated eighteen banking offices primarily serving San Diego, Orange, Los Angeles and Riverside Counties in California.

The principal business of the Bank consists of attracting retail deposits from the general public and investing these funds primarily in loans secured by first mortgages on owner-occupied, one-to four- family residences, a variety of consumer loans, multi-family and commercial real estate and commercial business loans. The Company also invests in securities and other assets.

The Bank offers a variety of deposit accounts for both individuals and businesses with varying rates and terms, which generally include savings accounts, money market deposits, certificate accounts and checking accounts. The Bank solicits deposits in its market area and, to a lesser extent, from institutional depositors nationwide, and in the past has accepted brokered deposits.

As a thrift holding company, the Company is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As a federal savings bank, the Bank is subject to regulation primarily by the Office of the Comptroller of the Currency (the “OCC”). See “—How We Are Regulated.”

The principal executive offices of First PacTrust Bancorp, Inc. are located at 18500 Von Karman Avenue, Suite 1100, California, and its telephone number is (949) 236-5211. The Company’s voting common stock is traded on the Nasdaq Global Market under the symbol BANC.

The Company’s reports, proxy statements and other information the Company files with the SEC, as well as news releases, are available free of charge through the Company’s Internet site at http://www.firstpactrustbancorp.com. This information can be found on the First PacTrust Bancorp, Inc. “News” or “SEC Filings” pages of our Internet site. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed and furnished pursuant to Section 13(a) of the Exchange Act are available as soon as reasonably practicable after they have been filed or furnished to the SEC. Reference to the Company’s Internet address is not intended to incorporate any of the information contained on our Internet site into this document.

During much of 2009, 2010 and 2011, market and economic conditions in our industry and in California have declined resulting in increased delinquencies and foreclosures. A number of federal legislative and regulatory initiatives have been enacted to address these conditions. See “Asset Quality” and “How we are Regulated” in Item 1, “Risk Factors” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Pending Acquisitions

On June 3, 2011, the Company entered into a definitive agreement to acquire for cash all of the outstanding stock of Gateway Bancorp, the privately held holding company for Gateway Business Bank, Cerritos, California. At December 31, 2011, Gateway Business Bank had total assets of $202 million, total gross loans of $144 million and total deposits of $173 million. The acquisition includes Mission Hills Mortgage Bankers, the mortgage banking operating division of Gateway Business Bank. Mission Hills has originated over $4.0 billion of mostly prime mortgage loans since 2006, a majority of which have been sold servicing-released through correspondent relationships with money center banks. Gateway Business Bank has two banking offices, one in Los Angeles County and the other in Orange County, California. In addition, Mission Hills has 22 loan production offices, located throughout California, northern Arizona and Oregon. In the transaction, Gateway Bancorp shareholders will receive aggregate consideration of up to $17.0 million, up to $14.5 million of which will be payable at closing, with the remaining $2.5 million to be held in escrow for up to three years after closing to cover the risk that the Company may be required to repurchase mortgage loans sold by Gateway Business Bank. The transaction, which has already been approved by Gateway’s shareholders, is expected to close in 2012, subject to regulatory approvals and other customary closing conditions.

On August 30, 2011, the Company entered into a definitive merger agreement with Beach Business Bank Manhattan Beach, California, providing for the merger of Beach Business Bank with and into a wholly owned subsidiary of the Company. At December 31, 2011, Beach Business Bank total assets of $305 million, total gross loans of $261 million and total deposits of $251 million. Beach Business Bank is headquartered in Manhattan Beach, California, with branches in Manhattan Beach, Long Beach, and Costa Mesa, California and a loan production office in Torrance, California. In the merger, each share of Beach Business Bank common stock will be converted into the right to receive 0.33 of a share of Company common stock, with cash paid in lieu of fractional shares, and $4.61 in cash, subject to certain adjustments. If the value of a share of Company common stock at the closing of the transaction (measured as set forth in the merger agreement) is less than $13.50 or the Company determines that there is a reasonable possibility that the merger will not be treated as a reorganization for tax purposes, (1) the merger will be restructured as a merger of a Company subsidiary with and into Beach Business Bank, and (2) each outstanding share of Beach Business Bank common stock will instead be converted into the right to receive $9.12 in cash and a one-year warrant to purchase 0.33 shares of Company common stock at an exercise price of $14.00 per whole share of Company common stock. The transaction, which has already been approved by the shareholders of Beach Business Bank, is expected to close in 2012, subject to regulatory approvals and other closing conditions.

Forward-Looking Statements

This Form 10-K contains various forward-looking statements that are based on assumptions and describe our future plans and strategies and our expectations. These forward-looking statements are generally identified by words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors which could cause actual results to differ materially from those estimated include, but are not limited to, (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the stock purchase agreement for the Company’s pending acquisition of Gateway Bancorp or the merger agreement for the Company’s pending acquisition of Beach Business Bank; (ii) the inability to complete the Gateway Bancorp or Beach Business Bank transaction due to the failure to satisfy each transaction’s respective conditions to completion, including the receipt of regulatory approvals; (iii) risks that the Gateway Bancorp or Beach Business Bank transaction disrupts current plans and operations, the potential difficulties in customer and employee retention as a result of the pending transactions and the amount of the costs, fees, expenses and charges related to the proposed transactions; (iv) continuation or worsening of current recessionary conditions, as well as continued turmoil in the financial markets; (v) the credit risks of lending activities, which may be affected by further deterioration in the real estate markets, may lead to increased loan delinquencies, losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our loan loss reserves; (vi) the quality and composition of our securities portfolio; (vii) changes in general economic conditions, either nationally or in our market areas; (viii) changes in the levels of general interest rates, and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources; (ix) fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area; (x) results of examinations of us by regulatory authorities, including the Bank’s compliance with the memorandum of understanding it entered into with its regulator, and the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down asset values, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (xi) legislative or regulatory changes that adversely affect our business, including changes in the interpretation of regulatory capital or other rules; (xii) our ability to control operating costs and expenses; (xiii) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; (xiv) errors in our estimates in determining fair value of certain of our assets, which may result in significant declines in valuation; (xv) the network and computer systems on which we depend could fail or experience a security breach; (xvi) our ability to attract and retain key members of our senior management team; (xvii) costs and effects of litigation, including settlements and judgments; (xviii) increased competitive pressures among financial services companies; (xix) changes in consumer spending, borrowing and saving habits; (xx) adverse changes in the securities markets; (xxi) earthquake, fire or other natural disasters affecting the condition of real estate collateral; (xxii) the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions; (xxiii) inability of key third-party providers to perform their obligations to us; (xxiv) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board or their application to our business or final audit adjustments, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; (xxv) war or terrorist activities; and (xxvi) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described elsewhere in this report.

We do not undertake, and specifically disclaim, any obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities

General. The Company’s mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are long-term and amortize on a monthly basis with principal and/or interest due each month or with interest only payments due each month for certain loans. At December 31, 2011, the Company’s net loan portfolio totaled $775.6 million, which constituted 77.64% of our total assets. The breakdown of loans in the portfolio was: 70.62% 1-4 residential (the “SFR Mortgage Portfolio”), 15.75% commercial real estate mortgage, 11.09% multi-family mortgage, 1.15% commercial and industrial, 1.09% other revolving credit and installment and 0.30% land.

The $556.0 million SFR mortgage portfolio was comprised of $546.8 million of first deed of trust loans and $9.2 million of loans secured by subordinated or junior liens. The Company’s SFR mortgage portfolio is comprised of a combination of traditional, fully-amortizing loans and non-traditional loans. The Company’s non-traditional loan portfolio includes our Green Account loans, interest only loans and mortgage loans with potential for negative amortization. At December 31, 2011, the balance of the Company’s Green Account loans totaled $247.5 million. Green Account loans are a first mortgage line of credit with an associated “clearing account” that allows all types of deposits and withdrawals to be performed, including direct deposit, check debit card, ATM, ACH debits and credits, and internet banking and bill payment transactions. Also, at December 31, 2011, the Company had a total of $382.0 million in interest-only mortgage loans and $23.4 million in mortgage loans with potential for negative amortization.

As of December 31, 2011, the Executive Vice President of Lending may approve loans to one borrower or group of related borrowers up to $2.5 million. The Chief Credit Officer may approve loans to one borrower or group of related borrowers up to $3.5 million. The President/CEO may approve loans to one borrower or group of related borrowers up to $2.5 million. The Management Loan Committee may approve loans to one borrower or group of related borrowers up to $10.0 million, with no single loan exceeding $5.0 million. The Board Loan Committee must approve loans over these amounts or outside our general loan policy.

At December 31, 2011, the maximum amount which the Company could have loaned to any one borrower and the borrower’s related entities was approximately $20.5 million. As of December 31, 2011, the largest lending relationship to a single borrower or a group of related borrowers was a combination of commercial real estate, multi-family and single family loans with an aggregate loan exposure amount of $11.7 million. The properties securing these loans are located in Anaheim and San Diego, California. All of these loans were performing in accordance with their terms as of December 31, 2011.

The following table presents information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Commercial
Commercial and industrial	$9,019	1.15%	$6,744	0.98%	$6,782	0.89%	$7,348	0.91%	$1,376	0.19%
Real Estate Mortgage	124,013	15.75	46,568	6.74	47,982	6.32	35,283	4.36	35,500	4.97
Real Estate Construction	—	—	—	—	—	—	17,835	2.20	18,866	2.64
Multi-Family	87,290	11.09	33,040	4.78	34,235	4.51	34,831	4.31	37,339	5.23
Land	2,375	0.30	14,828	2.15	16,020	2.11	21,733	2.69	21,705	3.04
Consumer
Real estate 1-4 family first mortgage*	546,760	69.45	568,854	82.31	633,118	83.40	670,401	82.89	578,478	81.01
Real estate 1-4 family junior lien mortgage*	9,219	1.17	9,923	1.44	9,613	1.27	9,005	1.11	6,548	0.92
Other revolving credit and installment	8,604	1.09	11,031	1.60	11,370	1.50	12,314	1.53	14,315	2.00

Total loans	787,280	100.00%	690,988	100.00%	759,120	100.00%	808,750	100.00%	714,127	100.00%
Net deferred loan origination costs	1,109		1,824		2,262		2,581		2,208
Allowance for loan losses	(12,780)		(14,637)		(13,079)		(18,286)		(6,240)

Total loans receivable, net	$775,609		$678,175		$748,303		$793,045		$710,095

*	Under regulatory agency guidance, the Bank was required to classify Green Account loans as HELOCs on its quarterly Thrift Financial Report (“TFR”) due to the revolver feature of this product. This increases the Bank’s HELOC exposure from $7.0 million to $254.5 million. Starting on March 31, 2012, the Bank will file Call Reports instead of TFRs, which should allow the Bank to better reflect the terms and characteristics of Green Account mortgage loans in classifying these loans in its regulatory reports. Of the Green mortgages, 90.21% are first trust deed mortgages. Historically, these loans have outperformed the Bank’s traditional one-to four- unit first deed of trust mortgage portfolio. As of December 31, 2011, $1.4 million of the Company’s Green Accounts were nonperforming.

At December 31, 2011, Green Account loans totaled $247.5 million and included, $223.3 million secured by one-to four–family properties, $8.7 million secured by one-to-four-family junior liens, $11.9 million secured by commercial real estate mortgage and $3.7 million secured by multi-family properties. At December 31, 2010, Green Account loans totaled $245.5 million and included , $214.5 million secured by one-to four–family properties, $13.7 million secured by commercial properties, $9.3 million secured by second trust deed lines of credit, $3.8 million secured by multi-family properties and $4.2 million secured by land. At December 31, 2009, Green Account loans totaled $237.2 million and included $208.9 million secured by one-to four–family properties, $14.3 million secured by commercial properties, $8.7 million secured by second trust deed lines of credit, $2.8 million secured by multi-family properties and $2.5 million secured by land. At December 31, 2008, Green Account loans totaled $219.1 million and included $192.5 million secured by one-to four-family loans, $14.9 million secured by commercial properties, $8.3 million secured by second trust deed line of credit, $2.5 million secured by multi-family properties, and $798 thousand secured by land. At December 31, 2007, Green Account loans totaled $163.9 million and included $149.3 million secured by one-to four- family properties, $6.2 million secured by commercial properties, $5.7 million secured by second trust deed lines of credit, $2.3 million secured by multi-family properties and $429 thousand secured by land.

The following table shows the composition of the Company’s loan portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
FIXED-RATE LOANS
Commercial:
Commercial & industrial	$6	0.00%	$500	0.08%	$511	0.07%	$525	0.06%	$500	0.07%
Real Estate Mortgage	57,799	7.34	24,463	3.54	25,048	3.30	25,592	3.16	25,425	3.56
Multi-family	4,760	0.60	22,532	3.26	21,992	2.90	22,693	2.81	23,035	3.23
Land	1,781	0.23	11,550	1.67	13,762	1.81	21,630	2.67	21,601	3.02
Consumer:
Real Estate 1-4 family first mortgage	7,643	0.97	4,542	0.65	5,635	0.74	7,980	0.99	10,226	1.43
Real Estate 1-4 family junior lien mortgage	337	0.04	478	0.07	761	0.10	558	0.07	643	0.09
Other revolving credit and installment	41	0.00	143	0.02	249	0.03	366	0.05	868	0.12

Total fixed-rate loans	72,367	9.18	64,208	9.29	67,958	8.95	79,344	9.81	82,298	11.52

ADJUSTABLE-RATE
Commercial:
Commercial & industrial	9,013	1.15	6,244	0.90	6,271	0.82	6,823	0.85	876	0.12
Real Estate Mortgage	66,214	8.41	22,105	3.20	22,934	3.02	9,691	1.20	10,075	1.41
Construction	—	—	—	—	—	—	17,835	2.20	18,866	2.64
Multi-family	82,530	10.49	10,508	1.52	12,243	1.61	12,138	1.50	14,304	2.00
Land	594	0.07	3,278	0.48	2,258	0.30	103	0.02	104	0.02
Consumer:
Real Estate 1-4 family first mortgage	539,117	68.48	564,312	81.66	627,483	82.66	662,421	81.90	568,252	79.58
Real Estate 1-4 junior lien mortgage	8,882	1.13	9,445	1.37	8,852	1.17	8,447	1.04	5,905	0.83
Other revolving credit and installment	8,563	1.09	10,888	1.58	11,121	1.47	11,948	1.48	13,447	1.88

Total adjustable-rate loans	714,913	90.82	626,780	90.71	691,162	91.05	729,406	90.19	631,829	88.48

Total loans	787,280	100.00%	690,988	100.00%	759,120	100.00%	808,750	100.00%	714,127	100.00%

Net deferred loan origination costs	1,109		1,824		2,262		2,581		2,208
Allowance for loan losses	(12,780)		(14,637)		(13,079)		(18,286)		(6,240)

Total loans receivable, net	$775,609		$678,175		$748,303		$793,045		$710,095

The following schedule illustrates the contractual maturity of the Company’s loan portfolio at December 31, 2011. (Dollars in thousands)

	Commercial
	Commercial and Industrial		Real Estate Mortgage		Multi-Family		Land
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2012	$2,474	6.02%	$—	—%	$560	4.59%	$1,780	6.67%
2013	6,545	5.15	6,322	5.67	3,075	6.00	500	5.50
2014 and 2015	—	—	3,925	4.97	91	4.25	—	—
2016 to 2020	—	—	45,925	5.55	34,195	5.19	—	—
2021 to 2035	—	—	64,989	5.63	41,468	5.21	95	2.88
2036 and following	—	—	2,852	4.95	7,901	6.27	—	—

Total	9,019	5.69%	124,013	5.56%	87,290	5.37%	2,375	5.68%

	Consumer
	Real Estate 1-4 Family First Mortgage		Real Estate 1-4 Family Junior Lien Mortgage		Other Revolving Credit and Installment		TOTALS
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2012(1)	$575	4.56%	$—	—%	$1,927	7.82%	$7,316	7.80%
2013	2,033	6.18	—	—	49	2.71	18,524	4.09
2014 and 2015	2,243	4.85	—	—	2,069	3.18	8,328	3.35
2016 to 2020	8,018	4.05	175	8.01	4,427	3.44	92,740	3.99
2021 to 2035	373,969	3.81	8,865	3.04	132	3.25	489,518	3.95
2036 and following	159,922	5.22	179	3.38	—	—	170,854	5.27

Total	$546,760	4.25%	$9,219	3.65%	$8,604	7.23%	$787,280	6.11%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The following schedule illustrates the Company’s loan portfolio at December 31, 2011 as the loans reprice. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. (Dollars in thousands).

	Commercial
	Commercial and Industrial		Real Estate Mortgage		Multi-Family		Land
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2012	$9,013	5.78%	$48,451	5.57%	$24,230	5.33%	$2,375	5.68%
2013	6	5.15	5,269	5.64	6,112	5.84	—	—
2014 and 2015	—	—	5,427	5.18	1,026	5.92	—	—
2016 to 2020	—	—	40,515	5.57	31,491	5.35	—	—
2021 to 2035	—	—	24,351	5.63	24,431	5.21	—	—

Total	9,019	5.69%	124,013	5.56%	87,290	5.37%	2,375	5.68%

	Consumer
	Real Estate 1-4 Family First Mortgage		Real Estate 1-4 Family Junior Lien Mortgage		Other Revolving Credit and Installment		TOTALS
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2012(1)	$353,330	3.96%	$8,882	3.05%	$8,595	7.23%	$454,876	6.33%
2013	89,733	4.64	—	—	9	2.71	101,129	4.69
2014 and 2015	63,086	4.89	—	—	—	—	69,539	3.93
2016 to 2020	39,933	4.73	174	8.01	—	3.44	112,113	5.05
2021 to 2035	678	3.81	163	3.04	—	—	49,623	4.92

Total	$546,760	4.25%	$9,219	3.65%	$8,604	7.23%	$787,280	6.11%

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after December 31, 2012 which have predetermined interest rates is $41.7 million, while the total amount of loans due after such date which have floating or adjustable interest rates is $597.5 million.

One- to Four-Family Residential Real Estate Lending. A major focus for the Company is the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences in San Diego, Orange, Los Angeles and Riverside Counties, California. At December 31, 2011, one- to four-family residential mortgage first trust deed loans totaled $546.8 million, or 69.5% of our gross loan portfolio including the portion of the Company’s Green Account home equity loan portfolio that are secured by first trust deeds. At December 31, 2010, one- to four-family residential mortgage loans totaled $568.9 million, or 82.3% of our gross loan portfolio including the portion of the Company’s Green Account home equity loan portfolio that are secured by first trust deeds.

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

National and regional indicators of real estate values show continued depressed collateral values relative to peak levels, however, the Company believes that the current loan loss reserves are adequate to cover inherent losses at the balance sheet date. Further, the Company generally adjusts underwriting criteria by discounting the appraisal value by 9.0% when underwriting mortgages in declining market areas.

The Company currently originates one- to four-family mortgage loans on either a fixed- or an adjustable-rate basis, as consumer demand and Bank risk management dictates. The Company’s pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions.

Adjustable-rate mortgages, or “ARM” loans are offered with flexible initial and periodic repricing dates, ranging from one year to seven years through the life of the loan. The Company uses a variety of indices to reprice ARM loans. During the year ended December 31, 2011, the Company originated $101.6 million of one- to four-family ARM loans with terms up to 30 years. Of these, $57.0 million were Green Account loans. See further discussion under “Green Account Loans.”

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

The Company no longer offers ARM loans which may provide for negative amortization of the principal balance and has not offered these loans since March, 2006. At December 31, 2011, the existing negative amortizing loans in the one-to four- family portfolio totaling $21.5 million have monthly interest rate adjustments after the specified introductory rate term, and annual maximum payment adjustments of 7.5% during the first five years of the loan. The principal balance on these loans may increase up to 110% of the original loan amount as a result of the payments not being sufficient to cover the interest due during the first five years of the loan term. These loans adjust to fully amortize after five years through contractual maturity, or upon the outstanding loan balance reaching 110% of the original loan amount with up to a 30-year term. At December 31, 2011, $885.5 thousand of the Company’s negatively amortizing loan portfolio was non-performing.

In addition, the Bank currently offers interest-only loans. At December 31, 2011, the Company had a total of $125.6 million of interest-only mortgage loans secured by one-to four- family homes. These loans become fully amortized after the initial fixed rate period. At December 31, 2011, $2.0 million of the Company’s interest-only loan portfolio was nonperforming. The Company also offers its Green Account secured lines of credit which have interest only minimum payment requirements. See further discussion under “Consumer and Other Real Estate Lending.”

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

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s minimum monthly payment rises, increasing the potential for default.( See “Asset Quality—Non-performing Assets” and “Classified Assets.”) At December 31, 2011, the Company’s one- to four-family ARM loan portfolio comprised of $539.1 million of first deed of trust loans and $8.9 million of loans secured by subordinated or junior liens, 68.5% and 1.1% of our gross loan portfolio, respectively. At that date, the fixed-rate one-to four-family mortgage loan portfolio comprised of $7.6 million of first deed of trust loans and $337 thousand of loans secured by subordinated or junior liens, 1.0% and 0.1% of the Company’s gross loan portfolio, respectively. The interest rate sensitivity composition of the Company’s loan portfolio did not significantly change during 2011. At December 31, 2011, $5.3 million of the Company’s ARM loan portfolio were non-performing loans.

Green Account Loans. The Company has $247.5 million of total Green Account loans which represented 31.4% of the gross loan portfolio at December 31, 2011. At December 31, 2011, the Company had SFR Green Account loans secured by first trust deeds on one-to four- family properties of $223.3 million and other Green Account loans that include second deeds of trust and loans secured against other property types of $24.2 million. Green Account home equity loans generally have a fifteen year draw period with interest-only payment requirements, a balloon payment requirement at the end of the draw period and a maximum 80% loan to value ratio. Home equity lines of credit, other than Green Account loans, may be originated in amounts, together with the amount of the existing first mortgage, up to 80% of the value of the property securing the loan.

Commercial and Multi-Family Real Estate Lending. Another major focus of the Company is the funding of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, and a limited amount of small retail establishments, hotels, motels, warehouses, and small office buildings primarily located in the Company’s market area, and throughout the West Coast. At December 31, 2011, multi-family and commercial real estate mortgage loans totaled $211.3 million or 26.8% of the Company’s gross loan portfolio, as compared to $79.6 million, or 11.5% of the Company’s gross loan portfolio, at December 31, 2010.

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

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one- to four-family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers. The largest multi-family or commercial real estate loan at December 31, 2011 was secured by six one-to four- unit properties located in San Diego County with a principal balance of $10.6 million and a remaining line of credit limit of $120 thousand. At December 31, 2011, this loan was performing in accordance with the terms of the note.

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

Construction Lending and Land Loans. The Company has not historically originated a significant amount of construction loans. From time to time the Company has purchased participations in real estate construction loans, however, it has not done so since 2008. In addition, the Company may in the future originate or purchase loans or participations in construction. The Company had no construction loans at December 31, 2011.

The Company had $2.4 million in land loans at December 31, 2011. The Company has not historically originated a significant amount of land loans. From time to time the Company purchased participations in real estate construction loans, The Company may in the future originate or purchase loans or participations secured by land.

Consumer and Other Real Estate Lending. Consumer loans generally have shorter terms to maturity or variable interest rates, which reduce our exposure to changes in interest rates, and carry higher rates of interest than do conventional one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to the Company’s existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At December 31, 2011, the Company’s consumer and other loan portfolio totaled $17.8 million, or 2.26% of our gross loan portfolio. The Company offers a variety of secured consumer loans, including second trust deed home equity loans and home equity lines of credit and loans secured by savings deposits. The Company also offers a limited amount of unsecured loans. The Company originates consumer and other real estate loans primarily in its market area.

The Company’s home equity lines of credit totaled $7.0 million, and comprised 0.9% of the gross loan portfolio at December 31, 2011. Additionally, the Company had $247.5 million of Green Account loans which represented 31.4% of the gross loan portfolio at December 31, 2011. Other home equity lines of credit have a seven or ten year draw period and require the payment of 1.0% or 1.5% of the outstanding loan balance per month (depending on the terms) during the draw period, which amount may be re-borrowed at any time during the draw period. Home equity lines of credit with a 10 year draw period have a balloon payment due at the end of the draw period. For loans with shorter term draw periods, once the draw period has lapsed, generally the payment is fixed based on the loan balance at that time. The Company actively monitors changes in the market value of all home loans contained in its portfolio. For instance, in 2011 the Company purchased independent, third party valuations of every property in its residential loan portfolio twice during the year. The most recent valuations were as of November 30, 2011. The Company has the right to adjust, and has adjusted, existing lines of credit to address current market conditions subject to the rules and regulations affecting home equity lines of credit. At December 31, 2011, unfunded commitments on Green Accounts totaled $31.0 million and $11.7 million on other consumer lines of credit. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

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

Commercial Business Lending. At December 31, 2011, commercial business loans totaled $9.0 million or 1.15% of the gross loan portfolio. The Company’s commercial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. The Company may obtain personal guarantees on our commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than more traditional single-family home loans.

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

Loan Originations, Purchases, Repayments, and Servicing

The Company originates real estate secured loans primarily through mortgage brokers and banking relationships. By originating most loans through brokers, the Company is better able to control overhead costs and efficiently utilize management resources. The Company is a portfolio lender of products not readily saleable to Fannie Mae and Freddie Mac, although they are saleable to private investors. The Company did not attempt to sell any of its loans during 2011.

The Company also originates consumer and real estate loans on a direct basis through our marketing efforts, and our existing and walk-in customers. The Company originates both adjustable and, to a much lesser extent, fixed-rate loans, however, the ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by competition and the interest rate environment. During the last few years, the Company has significantly increased origination of ARM loans. The Company has also purchased ARM loans secured by one-to four-family residences and participations in construction and commercial real estate loans in the past. During 2011, the Company purchased ARM loans secured by purchased multi-family properties totaling $58.0 million. Loans and participations purchased must conform to the Company’s underwriting guidelines or guidelines acceptable to the management loan committee. In periods of economic uncertainty, the ability of financial institutions to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. During 2005, the Company introduced a new lending product called the “Green Account”, a fully transactional flexible mortgage account. Originations of this product totaled $61.7 million and $85.2 million for the years ended December 31, 2011 and 2010, respectively.

The following table shows loan origination, purchase, sale, and repayment activities for the periods indicated.

	Year Ended December 31,
	2011		2010	2009
	(In thousands)
Originations by type:
Adjustable rate:
Real estate—one- to four-family	$44,554		$3,552	$16,293
—multi-family, commercial and land	12,826		3,742	1,096
—construction or development	—		—	—
Consumer and other	64,851	*	89,389 *	92,311 *
—commercial business	—		—	—

Total adjustable-rate	122,231		96,683	109,700
Fixed rate:
Real estate—one- to four-family	—		—	260
—multi-family, commercial and land	76,299		—	19
Non-real estate—consumer	97		387	427
—commercial business	493		871	297

Total fixed-rate	76,889		1,258	1,003
Total loans originated	199,120		97,941	110,703
Purchases:
Real estate—one- to four-family	—		182	—
—multi-family, commercial and land	58,027		—	—
—construction or development	—		—	—
Consumer and other	—		—	—
—commercial business	—		—	—

Total loans purchased	58,027		182	—
Repayments:
Principal repayments	(162,700)		(158,573)	(137,913)
Increase (decrease) in other items, net	2,987		(9,424)	(17,532)

Net increase (decrease)	$97,434		$(69,874)	$(44,742)

*	For 2011, of this total, $61.7 million represents originations of the Company’s Green Account product, of which $57.0 million is secured by one-to four-family properties, $591 thousand is secured by land, $737 thousand is secured by multi-family properties and $3.3 million is secured by commercial properties. For 2010, of this total, $85.2 million represents originations of the Company’s Green Account product, of which $75.3 million is secured by one-to four-family properties, $5.1 million is secured by land, $1.4 million is secured by multi-family properties and $3.4 million is secured by commercial properties. For 2009, of this total, $87.7 million represents originations of the Company’s Green Account product, of which $81.4 million is secured by one-to four-family properties, $3.5 million is secured by land, $1.8 million is secured by multi-family properties and $978 thousand is secured by commercial properties.

Asset Quality

Real estate loans are serviced in house, as stringently (or more so) as dictated by secondary market guidelines. When a borrower fails to make a payment on a mortgage loan , a late charge notice is mailed 16 days after the due date. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower prior to the loan becoming 30 days past due. If the loan becomes 60 days delinquent, the collector will generally contact the borrower by phone, send a personal letter and/or engage a field service company to visit the property in order to identify the reason for the delinquency. Once the loan becomes 90 days delinquent, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. When a loan becomes 90 days delinquent, a drive-by inspection is made and if an acceptable repayment plan has not been agreed upon, a collection officer will generally initiate foreclosure or refer the account to the Company’s counsel to initiate foreclosure proceedings.

For consumer loans a similar process is followed, with the initial written contact being made once the loan is 10 days past due with a follow-up notice at 16 days past due. Follow-up contacts are generally on an accelerated basis compared to the mortgage loan procedure.

Accruing Loans in Past Due Status. The following table is a summary of our performing loans that were past due at least 30 days but less than 90 days past due as of December 31, 2011 and December 31, 2010. The Company ceases accruing interest, and therefore classifies as nonperforming, any loan to which principal or interest has been in default for period of 90 days or more, or if repayment in full of interest or principal is not expected (dollars in thousands) The Company maintains specific allowance allocations of $283 thousand and $238 thousand for these loans as of December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010
Performing loans past due 30 to 89 days:
Commercial:
Commercial and industrial	—	—
Real estate mortgage	291	665
Multi-family	—	540
Land	—	2,538

Consumer:
Real estate 1-4 family mortgage	$10,669	$27,070
Real estate 1-4 family junior lien mortgage	—	698
Other revolving credit	4	6

Total performing loans past due 30 to 89 days	$10,964	$31,517

Ratios:
Performing loans past due 30 to 89 days as a percentage of total loans	1.39%	4.56%
Performing loans past due 90 days or more as a percentage of total loans	0.00%	0.00%
Total performing loans in past due status as a percentage of total loans	1.39%	4.56%

Nonaccrual Loans. The following table summarizes our nonaccrual loans, at December 31, 2011, 2010, 2009, 2008, and 2007. This table includes troubled debt restructured loans on nonaccrual. There were no loans past due 90 days or more and still accruing interest at December 31, 2011, 2010, 2009, 2008 and 2007. Nonaccrual loans at December 31, 2011, 2010, 2009, 2008 and 2007 totaling $16.3 million, $35.4 million and $40.6 million, $31.0 million and $12.4 million were net of specific reserve allocations of $2.9 million, $3.4 million, $5.6 million, $13.2 million and $1.7 million, respectively.

	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Commercial:
Commercial and industrial	$—	$—	$—	$—	$775
Real estate mortgage	—	—	—	—	—
Multi-family	3,090	8,502	10,519	5,412	57
Real estate construction	—	—	—	17,835	9,957
Land	1,887	9,715	7,247	9,377	—
Consumer:
Real estate 1-4 family first mortgage	14,272	20,611	24,443	11,503	3,443
Real estate 1-4 family junior lien mortgage	—	—	3,856	—	—
Other revolving credit and installment	5	2	107	92	—

Total	$19,254	$38,830	$46,172	$44,219	$14,132

Non-Performing Assets.

The following table is a summary of our non-performing loans, including non-performing restructured loans at December 31, 2011 and 2010. Non-performing loans at December 31, 2011 and 2010 totaling $16.3 million and $35.4 million were net of specific reserve allocations of $2.9 million and $3.4 million, respectively. Other real estate owned at December 31, 2011 and 2010 totaling $14.7 million and $6.6 million was net of specific reserve allocations of $4.1 million and $3.4 million, respectively.

	At December 31, 2011	At December 31, 2010
Nonperforming loans
Commercial:
Commercial and industrial	$—	$—
Real estate mortgage	—	—
Multi-family	3,090	8,502
Real estate construction	—	—
Land	1,887	9,715
Consumer:
Real estate 1-4 family first mortgage and green	14,272	20,611
Real estate 1-4 family junior lien mortgage and green	—	—
Other revolving credit and installment	5	2

Total nonperforming loans	$19,254	$38,830
Other real estate owned	$14,692	$6,562

Total nonperforming assets	$33,946	$45,392

Troubled Debt Restructured Loans (TDRs). As of December 31, 2011 the Company had 26 loans with an aggregate balance of $16.1 million classified as TDR. Specific valuation allowances totaling $2.1 million have been established for these loans. When a loan becomes a TDR the Company ceases accruing interest, and classifies it as non-accrual until the borrower demonstrates that the loan is again performing.

Of the 26 loans classified as TDR, 23 loans totaling $15.2 million are making payments according to their modified terms and are less than 90-days delinquent. Of the aforementioned $15.2 million in TDR loans, $12.0 million in loans are secured by single family residence, $487 thousand in loans are secured by land, $2.7 million are secured by multi-family and the remaining is comprised of an unsecured $2 thousand consumer loan. Three TDR loans with an aggregate balance of $915 thousand are over 90 days delinquent and are secured by SFRs. The following table presents the seasoning of the Bank’s restructured loans, their classified balance (principal balance minus SVA charged-off and SVA), and their weighted average interest rates (dollars in thousands):

Performing Restructured Loans As of December 31, 2011
Payments	# of loans	Book Value	Average Loan Size	Weighted Average Interest Rate
	(Dollars in Thousands)
1 Payment	1	$153	$153	6.25%
2 Payments	1	3,600	3,600	5.00%
3 Payments	1	231	231	4.62%
4 Payments	—	—	—	—
5 Payments	—	—	—	—
6 Payments	1	443	443	3.00%
7 Payments	—	—	—	—
8 Payments	—	—	—	—
9 Payments	—	—	—	—
10 Payments	—	—	—	—
11 Payments	—	—	—	—
12+ Payments	19	10,789	568	5.35%

Total	23	$15,216	$662	5.20%

Real Estate Owned. At December 31, 2011, other real estate acquired in settlement of loans totaled $14.7 million, net of a valuation allowance of $4.1 million, based on the fair value of the collateral less estimated costs to sell (typically 9.0% of the newly appraised property value). The real estate owned balance consisted of one construction property and five single family properties currently held for sale.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allocation allowances for loan losses in an amount deemed prudent by management and approved by the Board of Directors. General allocation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allocation allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its specific allocation allowances is subject to review by the OCC and the FDIC, which may order the establishment of additional general or specific loss allocation allowances.

In connection with the filing of the Bank’s periodic reports with the OCC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2011, the Company had classified assets (including OREO) totaling $47.2 million, of which $47.2 million was classified as substandard, $0 as doubtful and $0 as loss. The total amount classified represented 25.60% of the Company’s shareholders equity and 4.73% of the Company’s total assets at December 31, 2011.

Provision for Loan Losses. The past year proved to be a challenging operating environment, as witnessed by the continued deterioration of the national and local housing markets. In 2011, the local market declined over 2010 levels with a 5.4% decrease in housing values between November, 2010 and November, 2011 as measured by the S&P Case Schiller Home Price Index for San Diego County, after increasing in 2010. Continued weaknesses still exist as evidenced by continued high levels of foreclosures and delinquencies which are exacerbated by persistently high but declining unemployment in California and the United States. The Company continues its expansion plan as loan originations grew in Los Angeles County, CA during the year. The Company, however, saw declines in the level and composition of the Bank’s non-performing and classified assets between December 31, 2010 and December 31, 2011. As a result, the Company recorded a smaller loan loss provision for the year ended December 31, 2011 of $5.4 million, compared to a loan loss provision of $9.0 million for the year ended December 31, 2010. The provision for loan losses is charged or credited to income to adjust our allowance for loan losses to reflect probable losses presently inherent in the loan portfolio based on the factors discussed below under “Allowance for Loan Losses.”

Allowance for Loan Losses. The Company maintains an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio at the balance sheet date. The allowance is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan-level credit quality ratings, loan specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. During 2011, the Company used a rolling three year loss experience in analyzing an appropriate reserve factor for all loans versus a one year rolling loss experience in the prior year. Management tested this enhancement and determined that it did not have a material effect on the prior year’s allowance calculation. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values.

At December 31, 2011, our allowance for loan losses was $12.8 million or 1.62% of the total loan portfolio. Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable losses presently inherent in our loan portfolios.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Balance at beginning of period	$14,637	$13,079	$18,286	$6,240	$4,670
Charge-offs
Commercial:
Commercial and industrial	—	—	—	(647)	—
Real Estate construction	—	—	(12,557)	—	—
Multi-family	(2,136)	—	—	—	—
Land	(1,899)	(2,695)	(6,266)	—	—
Consumer:
Real Estate 1-4 family first mortgage	(3,276)	(4,747)	(1,666)	(461)	—
Real Estate 1-4 family junior lien mortgage	(66)	(47)	(1,345)	(197)	—
Other revolving credit and installment	(135)	(42)	(671)	(246)	(24)

	(7,512)	(7,531)	(22,505)	(1,551)	(24)
Recoveries
Commercial:
Commercial and industrial	—	—	—	—	—
Real Estate construction	—	—	—	—	—
Multi-family	68	—	—	—	—
Land	24	6	—	—	—
Consumer:
Real Estate 1-4 family first mortgage	165	92	—	—	—
Real Estate 1-4 family junior lien mortgage	—	14	—	—	—
Other revolving credit and installment	10	20	2	50	6

	267	132	2	50	6

Net (charge-offs) recoveries	(7,245)	(7,399)	(22,503)	(1,501)	(18)
Provision/(recovery) for loan losses	5,388	8,957	17,296	13,547	1,588

Balance at end of period	$12,780	$14,637	$13,079	$18,286	$6,240

Net charge-offs to average loans during this period	1.06%	1.04%	2.89%	0.20%	—%
Allowance for loan losses to non-performing loans	66.38%	37.70%	56.20%	50.45%	44.16%
Allowance as a % of total loans (end of period)	1.62%	2.12%	1.72%	2.26%	0.87%

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

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. Our securities portfolio at December 31, 2011, did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders’ equity, excluding those issued by the United States Government or its agencies. Collateralized mortgage obligations totaling $129.0 million were purchased during 2011. Of this total, five were sold during 2011 totaling $23.3 million. These agency and private label mortgage-backed securities are collateralized with one-to four- family and multi-family residential loans.

	December 31,
	2011		2010		2009
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities Available for Sale:
U.S government-sponsored entities and agency securities	$4,038	3.97%	$5,055	7.80%	$5,168	9.88%
Municipal securities	5,713	5.62	—	0.00	—	0.00
Private label residential mortgage-backed securities	91,862	90.40	54,246	83.73	47,131	90.11
Federal National Mortgage Association mortgage-backed securities	3	0.01	3	0.00	4	0.01
Government National Mortgage Association securities	—	0.00	5,486	8.47%	1	0.00

Total	$101,616	100.00%	$64,790	100.00%	$52,304	100.00%

Estimated average remaining life of securities	3.0 years		2.3 years		3.1 years
Other interest earning assets:
Interest-earning deposits with banks	$37,720	84.40%	$53,729	86.59%	$3,884	10.55%
Federal funds sold	—	0.00	—	0.00	23,580	64.03
FHLB stock	6,972	15.60	8,323	13.41	9,364	25.42

	$44,692	100.00%	$62,052	100.00%	$36,828	100.00%

The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock, as of December 31, 2011 are indicated in the following table.

	December 31, 2011
	One Year or Less	After One Year through Five Years	After Five Years Through 10 Years	After 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. government-sponsored entities and agency securities	$—	$—	$4,000	$—	$4,000	$4,038
Municipal securities	—	2,517	2,264	860	5,641	5,713
Private label residential mortgage-backed securities	28,292	53,374	9,266	2,635	93,567	91,862
Federal National Mortgage Association mortgage-backed securities	—	3	—	—	3	3

Total investment securities	$28,292	$55,894	$15,530	$3,495	$103,211	$101,616

Weighted average yield	2.57%	3.00%	4.06%	2.94%	3.04%

Sources of Funds

General. The Company’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Company invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also generates cash through borrowings. The Company utilizes Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management.

Deposits. The Company offers a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. The Company’s deposits consist of savings accounts, money market deposit accounts, NOW and demand accounts, and certificates of deposit. The Company solicits deposits primarily in our market area and from institutional investors. The Company did not hold any brokered certificates of deposit at December 31, 2011. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain deposits.

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

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Opening balance	$646,308	$658,432	$598,177
Deposits net of withdrawals	135,037	(20,057)	47,456
Interest credited	4,989	7,933	12,799

Ending balance	$786,334	$646,308	$658,432

Net increase/(decrease)	$140,026	$(12,124)	$60,255

Percent increase/(decrease)	21.67%	(1.84%)	10.07%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Noninterest-bearing demand	$20,039	2.55%	$15,171	2.35%	$14,021	2.13%
Savings	39,176	4.98	124,620	19.28	121,503	18.45
NOW	68,578	8.72	44,860	6.94	43,942	6.67
Money market	188,658	23.99	89,708	13.88	81,771	12.42

	316,451	40.24	274,359	42.45	261,237	39.67

Certificates of deposit
0.00% - 0.99%	319,729	40.66	131.737	20.38	40,386	6.13
1.00% - 1.99%	123,944	15.76	199,565	30.88	230,776	35.05
2.00% - 2.99%	15,774	2.01	23,527	3.64	78,079	11.86
3.00% - 3.99%	4,498	0.57	8,418	1.30	26,382	4.01
4.00% - 4.99%	5,350	0.68	7,286	1.13	19,755	3.00
5.00% - 5.99%	199	0.03	1,416	0.22	1,817	0.28
6.00% - 6.99%	349	0.04	—	—	—	—
8.00% - 8.99%	40	0.01	—	—	—	—

Total Certificates of deposit	469,883	59.76	371,949	57.55	397,195	60.33

	$786,334	100.00%	$646,308	100.00%	$658,432	100.00%

The following table (in thousands) indicates the amount of the Company’s certificates of deposit by time remaining until maturity as of December 31, 2011.

	2012	2013	2014	2015	2016	Total
0.00% - 2.99%	$335,019	$82,428	$27,873	$8,847	$5,280	$459,447
3.00% - 3.99%	509	862	3,127	—	—	4,498
4.00% - 4.99%	2,254	3,096	—	—	—	5,350
5.00% - 5.99%	199	—	—	—	—	199
6.00% - 6.99%	141	141	67	—	—	349
8.00% - 8.99%	40	—	—	—	—	40

	$338,162	$86,527	$31,067	$8,847	$5,280	$469,883

$100,000 and over	$229,198	$69,582	$26,665	$7,168	$4,310	$336,923
Below $100,000	108,964	16,945	4,402	1,679	970	132,960

Total	$338,162	$86,527	$31,067	$8,847	$5,280	$469,883

Weighted Average Interest Rate	0.73%	1.23%	1.37%	1.77%	1.54%	0.89%

Borrowings. Although deposits are our primary source of funds, the Company may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when the Company desires additional capacity to fund loan demand or when they meet our asset/liability management goals. The Company’s borrowings historically have consisted of advances to the Bank from the Federal Home Loan Bank of San Francisco (FHLB). However, the Bank also has the ability to borrow from the Federal Reserve Bank.

The Company may obtain advances from the FHLB by collateralizing the advances with certain of the Company’s mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2011, the Bank had $20.0 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $130.3 million. The Bank also had the ability to borrow $117.1 million from the Federal Reserve Bank as of that date. See also Note 11 of the Notes to the Company’s consolidated financial statements at Item 8 of this report for additional information regarding FHLB advances. The $20.0 million in FHLB borrowings outstanding as of December 31, 2011, are expected to mature in 2012. These maturing advances carry a weighted average rate of 1.79%.

The following table sets forth certain information as to our FHLB advances at the dates and for the years indicated. We had no other borrowings during the years indicated.

	At or for the Year Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Average balance outstanding	$39,918	$94,548	$158,549
Maximum month-end balance	$70,000	$120,000	$175,000
Balance at end of year	$20,000	$75,000	$135,000
Weighted average interest rate during the year	2.63%	3.02%	3.27%
Weighted average interest rate at end of the year	1.79%	3.02%	3.10%

Subsidiary and Other Activities

As a federally chartered savings bank, Pacific Trust Bank is permitted by the OCC to invest up to 2% of our total assets or $19.7 million at December 31, 2011, in the stock of, or unsecured loans to, service corporation subsidiaries. The Company may invest an additional 1% of our assets in secure corporations where such additional funds are used for inner city or community development purposes. At December 31, 2011, Pacific Trust Bank did not have any subsidiary service corporations.

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

The Company attracts deposits through the branch office system and through the internet. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. The Company competes for these deposits by offering superior service and a variety of deposit accounts at competitive rates. Based on the most recent branch deposit data as of June 30, 2011 provided by the FDIC, Pacific Trust Bank’s share of deposits was 1.11% and 0.50% in San Diego and Riverside Counties, respectively.

Employees

At December 31, 2011, we had a total of 128 full-time employees and 19 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.

HOW WE ARE REGULATED

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), effective July 20, 2011, the regulation and supervision of savings and loan holding companies, including the Company, was transferred from the Office of Thrift Supervision (“OTS”) to the Federal Reserve Board, and regulation and supervision of federal savings banks, including the Bank, was transferred from the OTS to the OCC. Oversight of the Company by the Federal Reserve Board is substantially similar to that conducted by the OTS, except for the Dodd-Frank Act’s requirement that the Company serve as a source of financial and managerial strength for the Bank, particularly when the Bank is in financial distress. Oversight of the Bank by the OCC is substantially similar to that conducted by the OTS. In addition to the OCC, the FDIC, which also insures our deposits, also has authority to regulate and supervise the Bank. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”) that has authority to promulgate regulations intended to protect consumers with respect to financial products and services, including those provided by the Bank, and to restrict unfair, deceptive or abusive conduct by providers of consumer financial products and services. As a public company, the Company is subject to the regulation and reporting requirements of the SEC.

Set forth below is a brief description of material information regarding certain laws and regulations that are applicable to the Company and the Bank.

Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing the Company and the Bank may be amended from time to time by the OCC, the FDIC, the Federal Reserve Board, the CFPB or the SEC, as appropriate. Any legislative or regulatory changes in the future, including those resulting from the Dodd-Frank Act, could adversely affect our operations and financial condition. This includes the authority, effective July 21, 2011, for financial institutions to pay interest on demand deposits, which could increase our interest expense.

The Federal Reserve Board has extensive enforcement authority over the Company and the OCC and the FDIC have extensive enforcement authority over the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. Except under certain circumstances, public disclosure of formal enforcement actions by the Federal Reserve Board, the OCC and the FDIC is required by law.

First PacTrust Bancorp, Inc.

The Company is required to register and file reports with the Federal Reserve Board and is subject to regulation and examination by the Federal Reserve Board. The activities of the Company and its subsidiaries other than the Bank are restricted to activities permissible for a financial holding company (generally, banking, securities and insurance) and certain other activities authorized for savings and loan holding companies. Federal Reserve Board approval is required for acquisition of a subsidiary or another financial institution or holding company thereof. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements currently. The Dodd-Frank Act requires new capital regulations for bank depository institution to be promulgated within 18 months after it is enacted, but capital regulations will not apply to savings and loan holding companies until five years after enactment.

The voting common stock of First PacTrust Bancorp, Inc. is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

Company stock held by persons who are affiliates of the Company may not be resold without registration unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Pacific Trust Bank

The investment and lending authority of the Bank is prescribed by federal laws and regulations and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

As a federally chartered savings bank, the Bank is required to meet a qualified thrift lender (“QTL”) test, under which the Bank is required to maintain a significant portion of its assets in housing-related loans and investments. Failure to meet the QTL test can trigger certain restrictions on the Bank and the Company, and can be the basis for enforcement action. As of December 31, 2011, the Bank met the QTL test.

The Bank is subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans. Separately, the Bank has authority to invest up to 400% of its capital in loans secured by non-residential real estate. The Bank met these limits as of December 31, 2011.

The branching authority of the Bank is regulated by the OCC. The Bank is generally authorized to branch nationwide, subject to OCC approval. The OCC also must approve the Bank’s acquisition of other financial institutions and certain other acquisitions.

The Bank’s general limit on aggregate loans to one borrower is equal to the greater of $500 thousand or 15% of unimpaired capital and surplus, including allowance for loan losses. At December 31, 2011, the Bank’s lending limit under this restriction was $20.5 million. The Bank is in compliance with the loans-to-one-borrower limitation.

The OCC’s oversight of the Bank includes reviewing its compliance with the customer privacy requirements imposed by the Gramm-Leach-Bliley Act of 1999 and the anti-money laundering provisions of the USA Patriot Act. The Gramm-Leach-Bliley privacy requirements place limitations on the sharing of consumer financial information with unaffiliated third parties.

The Bank is required to maintain sufficient liquidity to ensure safe and sound operations.

Transactions between the Bank and its affiliates are required to be on terms as favorable to the Bank as transactions with non-affiliates, and certain of these transactions are restricted to a percentage of the Bank’s capital, and, in the case of loans, require eligible collateral in specified amounts. In addition, the Bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.

OCC regulations impose various restrictions on the ability of a federal savings bank to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. Generally, if both before and after the proposed distribution, a federal savings bank would remain well-capitalized, it may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, the OCC may restrict dividends by an institution deemed to be in need of more than normal supervision. The Bank may pay dividends in accordance with this general authority.

A federal savings bank proposing to make a capital distribution must submit written notice to the OCC prior to such distribution if, like the Bank, it is a subsidiary of a holding company, or if it would not remain well-capitalized following the distribution. An institution that does not, or would not meet its current minimum capital requirements following a proposed capital distribution or proposes to exceed these net income limitations must obtain OCC approval prior to making such distribution. The OCC may object to the distribution on safety and soundness concerns. See “—Regulatory Capital Requirements.”

The Community Reinvestment Act (“CRA”) requires the OCC to assess the Bank’s record in meeting the credit needs of the communities served by the Bank, including low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of outstanding, satisfactory, needs to improve, or substantial non-compliance. The Bank received a satisfactory rating in its most recent CRA evaluation.

The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2011, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OCC.

The Bank is a member of the Federal Home Loan Bank of San Francisco, which makes loans or advances to members. All advances are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank, and all long-term advances are required to provide funds for residential home financing. The Bank is required to purchase and maintain stock in the FHLB of San Francisco. At December 31, 2011, the Bank had $7.0 million in FHLB stock, which was in compliance with this requirement.

FDIC Regulation and Insurance of Accounts

The Bank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States. Deposits are insured up to the applicable limits by the FDIC. Effective July 21, 2010, the basic deposit insurance limit is $250,000 per insured deposit account holder. Non-interest bearing transaction accounts receive unlimited coverage through December 31, 2012.

As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2011 were $1.2 million. Those premiums have increased due to recent strains on the FDIC Deposit Insurance Fund (“DIF”) due to the cost of large bank failures and increase in the number of troubled banks. FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This assessment will continue until the bonds mature in the years 2017 through 2019. For the fiscal year ended December 31, 2011, the Bank paid $58 thousand in FICO assessments.

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution based on annualized rates. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors, with higher risk institutions paying higher premiums. Its deposit insurance premiums are based on the rates applicable to its risk category, subject to certain adjustments. As required by the Dodd-Frank Act, the FDIC has issued regulations assessing insurance premiums on the amount of an institution’s total assets minus its Tier 1 capital, effective for assessments for the second quarter of 2011. The new regulations did not substantially change the level of premiums paid notwithstanding the use of assets as the assessment base instead of deposits.

As a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC required insured institutions to prepay on December 30, 2009 the estimated amount of their quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012. The prepaid amount is recorded as an asset and institutions record quarterly expenses for deposit insurance. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on January 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

Regulatory Capital Requirements

The Bank is required to maintain specified levels of regulatory capital under regulations of the OCC. To be adequately capitalized, an institution must have a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be well capitalized, an institution must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.

The term leverage ratio means the ratio of Tier 1 (core) capital to adjusted total assets. The term Tier 1 risk-based capital ratio means the ratio of Tier 1 capital to risk-weighted assets. The term total risk-based capital ratio means the ratio of total capital to risk-weighted assets. Tier 1 (core) capital generally consists of common stockholders’ equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings, excluding most intangible assets. Total capital consists of the sum of an institution’s Tier 1 (core) capital and the amount of its Tier 2 capital up to the amount of its Tier 1 (core) capital. Tier 2 capital consists generally of certain permanent and maturing capital instruments, the amount of the institution’s allowance for loan and lease losses up to 1.25% of risk-weighted assets and certain unrealized gains on equity securities. Adjusted total assets consist of total assets as specified for call report purposes, less such items as disallowed servicing assets and accumulated gains/losses on available-for-sale securities. Risk-weighted assets are determined under the OCC capital regulations, which assign to every asset, including certain off-balance sheet items, a risk weight generally ranging from 0% to 100% based on the inherent risk of the asset. At December 31, 2011, the Bank’s regulatory capital ratios exceeded the ratios required to qualify as well-capitalized.

The OCC has the ability to establish an individual minimum capital requirement for a particular institution, based on its circumstances, which varies from the capital levels that would otherwise be required under the capital regulations. The OCC has not imposed any such requirement on the Bank.

The OCC is authorized and, under certain circumstances, required to take certain actions against a savings institution that is less than adequately capitalized. Such an institution must submit a capital restoration plan, including a specified guaranteed by its holding company, and until the plan is approved by the OCC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.

For institutions that are not at least adequately capitalized, progressively more severe restrictions generally apply as capital ratios decrease, or if the OCC reclassifies an institution into a lower capital category due to unsafe or unsound practices or unsafe or unsound condition. Such restrictions may cover all aspects of operations and may include a forced merger or acquisition. An institution that becomes “critically undercapitalized” because it has a tangible capital ratio of 2.0% or less is generally subject to the OCC’s appointment of the FDIC as receiver or conservator for the institution within 90 days after it becomes critically undercapitalized. The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.

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

Net Operating Loss Carryovers. A financial institution may carryback net federal operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. At December 31, 2011, First PacTrust Bancorp, Inc had $13.2 million in net operating loss carryforwards for California income tax purposes.

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

Gaylin Anderson. Age 45 years. Mr. Anderson became Executive Vice President and Chief Retail Banking Officer of the Bank effective January 3, 2011. Prior to joining the Bank, Mr. Anderson served as SVP, Consumer Branch Performance for U.S. Bank in Los Angeles, and as Director of Retail Banking for California National Bank, a $7.7 billion asset 68-branch community banking franchise serving Los Angeles, Orange, Ventura and San Bernardino counties. Mr. Anderson has held executive management positions for CitiBank, N.A., and California Federal Bank.

Matthew Bonaccorso. Age 60 years. Mr. Bonaccorso became Executive Vice President and Chief Credit Officer of the Bank effective January 3, 2011. Prior to joining the Bank, Mr. Bonaccorso served at U.S. Bank where he managed its Special Assets Group-West operation with offices in Los Angeles, San Francisco, San Diego, Newport Beach and Sacramento. Previously, he was EVP and Chief Credit Officer of California National Bank from 2001 to 2009. Prior to joining Cal National in 2001, Mr. Bonaccorso held executive positions at Knowledge First, Inc., and at Bank of America.

Marangal Domingo. Age 51 years. Mr. Domingo became Executive Vice President and Chief Financial Officer of First PacTrust Bancorp and the Bank on May 6, 2011. Prior to joining us, Mr. Domingo served as Principal for Decision Advisors LLC, where he provided business strategy and capital markets advice to both financial institutions and investors seeking to invest in banks. From 2006 to 2009, he was Chief Financial Officer and Executive Vice President of Doral Financial Corp and of its bank subsidiary, Doral Bank, located in Puerto Rico where he participated in a large-scale recapitalization, restructuring and stabilization of Doral Financial. Prior to joining Doral Financial, Mr. Domingo served as Executive Vice President, Finance and Strategy for Countrywide Bank. From 1991 to 2004 he held a variety of positions with Washington Mutual and its predecessor company, American Savings, and last served as Executive Vice President, Capital Markets for the Home Loan & Insurance Services Group, responsible for capital markets, finance, market risk management, correspondent lending and conduit operations. After leaving Washington Mutual in 2004, he served as President and Chief Executive Officer of Downey Financial Corporation

Richard Herrin. Age 43 years. Mr. Herrin became Executive Vice President and Chief Administrative Officer of the Bank effective December 6, 2010. Prior to joining the Bank, Mr. Herrin served at the FDIC as a member of the strategic operations group, which has overall responsibility for managing problem banks on behalf of the FDIC. As part of this group, Mr. Herrin acted as the Receiver-in-Charge of a number of the largest failed banks in the western region of the United States. Previously, he was the Manager of Asset Management Division within the FDIC where he served as a voting member of the Credit Review Committee for all receiverships in the western region of the United States. Prior to joining the FDIC in 2009, Mr. Herrin held executive positions at Vineyard Bank, Excel National Bank, Imperial Capital Bank and Bank of America.

Chang Liu. Age 45 years. Mr. Liu became Executive Vice President and Chief Lending Officer of the Bank effective January 3, 2011. Prior to joining the Bank, Mr. Liu served at U.S. Bank as Senior Vice President where he managed the Los Angeles, Newport Beach and San Diego offices of its Special Assets Group. Previously, he was a Senior Vice President, Senior Loan Officer and Manager of California National Bank’s Los Angeles commercial real estate lending activity. Prior to joining Cal National in 1999, Mr. Liu held commercial real estate commercial lending and corporate finance positions at The Fuji Bank, Ltd., and Sumitomo Bank of California.

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

On June 3, 2011, we entered into a definitive agreement to acquire all of the outstanding stock of Gateway Bancorp, the holding company for Gateway Business Bank. The closing of the transaction is subject to the satisfaction of certain conditions, including the receipt of all necessary or advisable regulatory approvals. No assurance can be given as to when or whether these approvals will be received. The success of our pending acquisition of Gateway Bancorp will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the Bank and Gateway Business Bank in a manner that does not materially disrupt the existing customer relationships of either institution or result in decreased revenues from our respective customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

The Bank and Gateway Bancorp have operated and, until the completion of the merger of the two institutions, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each institution’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between the two institutions will also divert management attention and resources. These integration matters could have an adverse effect on the combined institution following completion of the acquisition.

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

On August 30, 2011, we entered into a merger agreement to acquire Beach Business Bank. The closing of the transaction is subject to the satisfaction of certain conditions, including the receipt of all necessary or advisable regulatory approvals. No assurance can be given as to when or whether these approvals will be received. The success of our pending acquisition of Beach Business Bank will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the Bank and Beach Business Bank in a manner that does not materially disrupt the existing customer relationships of either institution or result in decreased revenues from our respective customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

The Bank and Beach Business Bank have operated and, until the completion of the merger of the two institutions, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each institution’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between the two institutions will also divert management attention and resources. These integration matters could have an adverse effect on the combined institution following completion of the acquisition.

The Bank is subject to a regulatory memorandum of understanding, which imposes certain requirements and restrictions on the Bank.

In August 2009, the Bank entered into a memorandum of understanding (the “MOU”) with the OTS(which was succeeded by the OCC as the Bank’s primary regulator effective July 21, 2011) to address certain concerns of the OTS following its examination of the Bank. The MOU requires the Bank to: (i) submit a three-year business plan to the OTS and provide to the OTS quarterly variance reports of the Bank’s compliance with that plan; (ii) submit a non-traditional mortgage analysis plan to the OTS designed to ensure compliance with applicable regulatory guidance concerning the risks of that loan product type; (iii) adopt a concentrations risk management policy addressing concentration risks for loan types other than conforming single family residential loans and for all funding sources; (iv) submit a plan to the OTS to ensure the Bank’s allowance for loan losses methodology is consistent with regulatory requirements and guidance and that the allowance is adequate at each quarter end; (v) adopt a pre-purchase analysis procedure that requires full documentation of all factors and research considered by management prior to the purchase of complex securities; (vi) provide the OTS with quarterly updates of problem assets; and (vii) refrain from increasing the dollar amount of brokered deposits above the amount held by the Bank as of June 30, 2009, excluding interest credited, without the prior written non-objection of the OTS.

The Bank believes it is currently in full compliance with the MOU but will remain subject to the MOU until such time as all or any portion of the MOU has been modified, suspended or terminated by the Bank’s regulator. Failure by the Bank to comply fully with the terms of the MOU or any of the plans or policies adopted by the Bank pursuant to the MOU could result in further regulatory action against the Bank.

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

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	collateral for our loans may further decline in value; and

•	the amount of our low-cost or non-interest-bearing deposits may decrease.

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

We maintain an allowance for loan losses which we believe is appropriate to provide for probable incurred potential losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

•	an ongoing review of the quality, size and diversity of the loan portfolio;

•	evaluation of non-performing loans;

•	historical default and loss experience;

•	historical recovery experience;

•	existing economic conditions;

•	risk characteristics of the various classifications of loans; and

•	the amount and quality of collateral, including guarantees, securing the loans.

If our loan losses exceed our allowance for probable incurred loan losses, our business, financial condition and profitability may suffer.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for loan losses was 1.62% of gross loans held for investment and 66.38% of nonperforming loans at December 31, 2011. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than that of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.

Our business may be adversely affected by credit risk associated with residential property and declining property values.

At December 31, 2011, $563.0 million, or 71.5% of our total gross loan portfolio, was secured by single-family mortgage loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the California housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.

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

Many of the residential mortgage loans we have originated for investment consisted of non-traditional single family loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines, including our Green Account loans. The Green Account is a first mortgage line of credit with an associated “clearing account” that allows all types of deposits and withdrawals to be performed, including direct deposit, check, debit card, ATM, ACH debits and credits, and internet banking and bill payment transactions. At December 31, 2011, we had $247.5 million of Green Account loans, which represented 31.4% of our gross loan portfolio as of that date. Green Account home equity loans generally have a fifteen year draw period with interest-only payment requirements, a balloon payment requirement at the end of the draw period and a maximum 80% loan to value ratio. In addition to the Green Account loans, we had other interest-only single family residential mortgage loans totaling $125.6 million at December 31, 2011, representing 15.95% of our gross loan portfolio as of that date, and single family residential negative amortization loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to loan principal) totaling $21.5 million, representing 2.73% of our gross loan portfolio as of December 31, 2011. We ceased originating negative amortization loans in 2006.

In the case of interest-only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status. Since the borrower’s monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, the borrower might not be able to afford the increased monthly payment. In addition, interest-only loans have a large, balloon payment at the end of the loan term, which the borrower may be unable to pay. Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to 110% of the original loan to value ratio during the first five years the loan is outstanding, with payments adjusting periodically as provided in the loan documents, potentially resulting in higher payments by the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline, and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their loans to pay off their mortgage obligations. For these reasons, interest-only loans and negative amortization loans are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of realized losses. Furthermore, these loans are not as readily saleable as loans that conform to agency guidelines and often can be sold only after discounting the amortized value of the loan. As of December 31, 2011, 0.53% of our interest-only loans, totaling $2.0 million, were in non-performing status. None of our negatively amortizing loans were in non-performing status as of December 31, 2011.

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

If we foreclose on a commercial and multi-family real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As of December 31, 2011, our commercial and multi-family real estate loans totaled $220.3 million, or 28.0% of our total gross loan portfolio.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property is taken in as other real estate owned (“OREO”), and at certain other times during the asset’s holding period. Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value (fair value) of the foreclosed property less estimated selling costs. A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, the fair value of our investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations. Our bank regulator periodically reviews our REO and may require us to recognize further charge-offs. Any increase in our charge-offs, as required by such regulator, may have a material adverse effect on our financial condition and results of operations.

Other-than-temporary impairment charges in our investment securities portfolio could result in losses and adversely affect our continuing operations.

As of December 31, 2011, the Company’s investment securities portfolio consisted of fifty-four securities, thirty-seven of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s private label residential mortgage-backed securities, as discussed below.

The Company’s private label residential mortgage-backed securities that are in a loss position had a fair value of $73.1 million with unrealized losses of approximately $1.9 million at December 31, 2011. These non-agency private label residential mortgage-backed securities were rated AAA at purchase and are not within the scope of ASC 325. The Company monitors to ensure it has adequate credit support and as of December 31, 2011, the Company believes there is no other than temporary impairment (OTTI) and did not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. See further discussion in Note 5-Securities.

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

To be profitable, we have to earn more money in interest that we receive on loans and investments than we pay to our depositors and lenders in interest. If interest rates rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, other mortgage-related investments and investment securities. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause net income to go down. In addition, rising interest rates may hurt our income, because they may reduce the demand for loans and the value of our securities. In a rapidly changing interest rate environment, we may not be able to manage our interest rate risk effectively, which would adversely impact our financial condition and results of operations.

We face significant operational risks.

We operate many different financial service functions and rely on the ability of our employees, third-party vendors and systems to process a significant number of transactions. Operational risk is the risk of loss from operations, including fraud by employees or outside persons, employees’ execution of incorrect or unauthorized transactions, data processing and technology errors or hacking and breaches of internal control systems.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. At some point, we may need to raise additional capital to support continued growth, both organically and through acquisitions. If we raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock. The issuance of additional shares of common stock or convertible securities to new stockholders would be dilutive to our current stockholders.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through organic growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and adversely affected.

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

At December 31, 2011, we held $18.5 million of bank-owned life insurance or BOLI on certain key and former employees and executives, with a cash surrender value of $18.4 million. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

If our investment in the Federal Home Loan Bank of San Francisco becomes impaired, our earnings and shareholders’ equity could decrease.

At December 31, 2011, we owned $7.0 million in FHLB stock. We are required to own this stock to be a member of and to obtain advances from our FHLB. This stock is not marketable and can only be redeemed by our FHLB, which currently is not redeeming any excess member stock. Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.

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

We are subject to extensive regulation and supervision by the Federal Reserve Board, the OCC and the FDIC. Such regulators govern the activities in which we may engage, primarily for the protection of depositors and the deposit insurance fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material adverse impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or growth prospects. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. The recently enacted regulatory reform legislation described below will, among other things, change our primary regulator, create a new consumer finance protection agency and impose capital requirements on us at the holding company level. These changes could adversely impact our operations and net income.

The Dodd-Frank Act could have a material adverse effect on us.

The Dodd-Frank Act, which was enacted into law on July 21, 2010, provides for, among other things, new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies. Under the Dodd-Frank Act, effective July 21, 2011, the Bank’s primary regulator, the OTS, was eliminated and existing federal thrifts, including the Bank, became subject to regulation and supervision by the OCC, which also supervises and regulates all national banks. In addition, on July 21, 2011, all savings and loan holding companies, including the Company, became subject to regulation and supervision by the Federal Reserve Board, which also supervises and regulates all bank holding companies. This change in regulation of savings and loan holding companies may result in the imposition of holding company capital requirements and additional restrictions on investments and other holding company activities. The Dodd-Frank Act also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market. The creation of this independent bureau is likely to result in new regulatory requirements and raise the cost of regulatory compliance. In addition, new regulations mandated by the Dodd-Frank Act could require changes in regulatory capital requirements, loan loss provisioning practices and compensation practices. Effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our interest expense. At this time, we cannot determine the full impact of the Dodd-Frank Act on our business and operations.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

During 2009, our FDIC insurance premiums increased significantly and we may pay higher FDIC premiums in the future. The Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35%. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio on institutions with assets less than $10.0 billion. The FDIC has not announced how it will implement this offset. In addition to the minimum reserve ratio, the FDIC must set a designated reserve ratio. The FDIC has set a designated reserve ratio of 2.0, which exceeds the minimum reserve ratio.

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

The Company’s primary source of revenue is earnings of available cash and securities and dividends from the Bank. The OCC regulates and must approve the amount of Bank dividends to the Company. If the Bank is unable to pay dividends, the Company may not be able to service its debt, pay its other obligations or pay dividends on the Company’s preferred and common stock which could have a material adverse impact on our financial condition or the value of your investment in our common stock.

The Company has a significant deferred tax asset and may or may not be fully realized.

The Company has a significant deferred tax asset and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2011, the Company had a net deferred tax asset of $7.6 million, net of a deferred tax asset valuation allowance of $1.3 million. Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset at December 31, 2011 is more likely than not based upon available tax planning strategies and expectations as to future taxable income.

Our ability to utilize its DTAs to offset future taxable income may be significantly limited if the Company experiences an “ownership change” under the Internal Revenue Code.

As of December 31, 2011, the Company had recognized net DTAs of approximately $7.6 million, which are included in its tangible common equity. The Company’s ability to utilize its DTAs to offset future taxable income may be significantly limited if the Company experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”). In general, an ownership change will occur if there is a cumulative change in the Company’s ownership by “5-percent or more shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. If this were to occur, the Company would be subject to an annual limitation on its pre-ownership change DTAs equal to the value of the corporation immediately before the ownership change, provided that the annual limitation would be increased each year to the extent that there is an unused limitation in a prior year.

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

Risks Relating to Our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell our common stock when you want or at prices you find attractive.

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

There may be future sales of additional common stock or other dilution of our shareholders’ equity, which may adversely affect the market price of our common stock.

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

Our SBLF Preferred Stock impacts net income available to our common shareholders and earnings per common share.

The dividends declared on the preferred stock we issued to the U.S. Treasury pursuant to the Small Business Lending Fund (“SBLF”) program (the “SBLF Preferred Stock”) reduce the net income available to common shareholders and our earnings per common share. The SBLF Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of First PacTrust Bancorp.

The dividend rate on the SBLF Preferred Stock will fluctuate initially from 1% to 5% based on our level of “Qualified Small Business Lending,” or “QSBL,” as compared to our “baseline” level. The cost of the capital we received from the SBLF Preferred Stock will increase significantly if the level of our “QSBL” as of September 30, 2013 does not represent an increase from our “baseline” level. This cost also will increase significantly if we have not redeemed the SBLF Preferred Stock before the fourth anniversary of the SBLF transaction.

The per annum dividend rate on the SBLF Preferred Stock can fluctuate on a quarterly basis during the first ten quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the amount of “QSBL” by the Bank from a “baseline” level (the average of the Bank’s quarter-end QSBL for the four quarters ended June 30, 2010, which was $36.1 million). The dividend rate for the initial dividend period (which ended on September 30, 2011) was 5%, the dividend rate for the second dividend period (which ended on December 31, 2011) was 3.888375%. For the third dividend period through the tenth dividend period, the dividend rate may be adjusted to between one percent and five percent, to reflect the amount of percentage change in the Bank’s level of QSBL from the baseline level to the level as of the end of the second quarter proceeding the dividend period in question. For the eleventh dividend period to the fourth anniversary of the SBLF transaction, the dividend rate will be fixed at between 1% and 5%, based upon the percentage increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013); however, if there is no increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (or if QSBL has decreased during that time period), the dividend rate will be fixed at 7.0%. From and after the fourth anniversary of the SBLF transaction, the dividend rate will be fixed at 9.0%, regardless of the level of QSBL. Depending on our financial condition at the time, any such increases in the dividend rate could have a material negative effect on our liquidity.

Regulatory and contractual restrictions may limit or prevent us from paying dividends on and repurchasing our common stock.

The Company is an entity separate and distinct from its principal subsidiary, the Bank, and derives substantially all of its revenue in the form of dividends from that subsidiary. Accordingly, the Company is and will be dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common and preferred stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common or preferred stock. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. This includes claims under the liquidation account maintained for the benefit of certain eligible deposit account holders of the Bank established in connection with the Bank’s conversion from the mutual to the stock form of ownership.

Under the terms of the SBLF Preferred Stock and the securities purchase agreement between us and the U.S. Treasury in connection with the SBLF transaction our ability to pay dividends on or repurchase our common stock is subject to a limit requiring us generally not to reduce our Tier 1 capital from the level on the SBLF closing date by more than 10%. In addition, if we fail to pay an SBLF dividend, there are further restrictions on our ability to pay dividends on or repurchase our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce, suspend or eliminate our common stock cash dividend in the future.

Holders of the SBLF Preferred Stock have limited voting rights.

Until and unless we fail to pay full dividends on the SBLF Preferred Stock for six or more dividend periods, whether or not consecutive, and the aggregate liquidation preference amount of the then-outstanding shares of SBLF Preferred Stock is at least $25.0 million, the holders of the SBLF Preferred Stock will have no voting rights except with respect to certain fundamental changes in the terms of the SBLF Preferred Stock and except as may be required by law. If, however, dividends on the SBLF Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, and if the aggregate liquidation preference amount of the then-outstanding shares of SBLF Preferred Stock is at least $25.0 million, then the total number of positions on the Company’s Board of Directors will automatically increase by two and the holders of the SBLF Preferred Stock, acting as a single class, will have the right, but not the obligation, to elect two individuals to serve in the new director positions. This right and the terms of such directors will end when we have paid full dividends for at least four consecutive dividend periods.

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

Provisions in our charter and bylaws, the corporate law of the State of Maryland and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the market price of any class of our equity securities, including our common stock. These provisions include: a prohibition on voting shares of common stock beneficially owned in excess of 10% of total shares outstanding, supermajority voting requirements for certain business combinations with any person who beneficially owns more than 10% of our outstanding common stock; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our Board of Directors and for proposing matters that stockholders may act on at stockholder meetings, a requirement that only directors may fill a vacancy in our Board of Directors, supermajority voting requirements to remove any of our directors and the other provisions of our charter. Our charter also authorizes our Board of Directors to issue preferred stock, and preferred stock could be issued as a defensive measure in response to a takeover proposal. In addition, pursuant to federal banking regulations, as a general matter, no person or company, acting individually or in concert with others, may acquire more than 10% of our common stock without prior approval from the our federal banking regulator.

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

As of December 31, 2011, our executive officers and the directors of the Bank as a group beneficially owned 575,407 shares of our voting common stock, representing approximately 4.94% of the total shares of voting common stock outstanding as of that date. Due to their collective ownership interest, these individuals may be able to exercise influence over the management and business affairs of our company and the Bank. For example, using their collective voting power, these individuals may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2011, the Bank had nine full service offices and four limited service offices. The Bank owns the office building in which our home office and executive offices are located. At December 31, 2011, the Bank owned all but six of our other branch offices. The net book value of the Bank’s investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $10.0 million at December 31, 2011. See further discussion in Note 9—Premises and Equipment in the notes to the consolidated financial statements contained in Item 8 of this report.

The following table provides a list of Pacific Trust Bank’s main and branch offices and indicates whether the properties are owned or leased:

Location	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2011
(Dollars in Thousands)

MAIN AND EXECUTIVE OFFICES
610 Bay Boulevard Chula Vista, CA 91910(1)	Owned	N/A	$510

18500 Von Karman Avenue Irvine, CA 92612(1)	Leased	May, 2018	N/A

350 S. Figueroa Street Los Angeles, CA 90071	Leased	December, 2012	N/A

BRANCH OFFICES:
279 F Street Chula Vista, CA 91912	Owned	N/A	$389

850 Lagoon Drive Chula Vista, CA 91910	*	N/A	N/A

350 Fletcher Parkway El Cajon, CA 91910	Leased	December, 2014	N/A

5508 Balboa Avenue San Diego, CA 92111	Leased	October, 2021	N/A

27425 Ynez Road Temecula, CA 92591	Owned	N/A	$699

8200 Arlington Avenue Riverside, CA 92503	*	N/A	N/A

5030 Arlington Avenue Riverside, CA 92503	Owned	N/A	$217

16536 Bernardo Center Drive San Diego, CA 92128(2)	Leased	December, 2013	N/A

16840 Bernardo Center Drive San Diego, CA 92128	Leased	October, 2021	N/A

7877 Ivanhoe Street La Jolla, CA 92037	Owned	N/A	$2,220

7877 Ivanhoe Street (land lease) La Jolla, CA 92037(3)	Leased	October, 2017	N/A

1642 West San Marcos Boulevard San Marcos, CA 92078	Owned	N/A	$2,017

1880 Century Park East Los Angeles, CA 90067	Leased	July, 2021	N/A

2635 Wilshire Boulevard Santa Monica, CA 90403 (expected to open in 2012)	Leased	September, 2021	N/A

13031 Newport Avenue Tustin, CA 92780(expected to open in 2012)	Leased	February, 2022	N/A

*	These sites, which are on Goodrich Aerostructures facilities, are provided to the Company at no cost as an accommodation to Goodrich Aerostructures’ employees.
(1)	On March 5, 2012, the Company relocated the corporate office from Chula Vista, CA to Irvine, CA.
(2)	The Bernardo Center Drive branch moved locations with the intention to end the prior lease in 2012.
(3)	The La Jolla branch leases the land on which it resides.

Item 3. Legal Proceedings

From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such currently pending litigation.

On December 14, 2011, CMG Financial Services, Inc. (“CMG”) initiated a patent lawsuit against the Bank in the United States District Court for the Central District of California (styled CMG Financial Services, Inc. v. Pacific Trust Bank, F.S.B., et al., Case No. 2:11-cv-10344-PSG-MRW) (the “Action”) alleging infringement of U.S. Patent No. 7,627,509 (the “509 Patent”) of limited number of financial products previously offered by the Company. The 509 Patent relates to the origination and servicing of loans with characteristics similar to the Bank’s Green Accounts. The Company and its counsel believe the asserted claim is without merit and the resolution of the matter is not expected to have a material impact on the Company’s business, financial condition or results of operations, though no assurance can be given in this regard.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s voting common stock is traded on the Nasdaq Global Market under the symbol “BANC.” The approximate number of holders of record of the Company’s common stock as of December 31, 2011 was 267. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. At December 31, 2011 there were 10,581,704 shares of voting common stock (net of Treasury stock) and 1,054,991 shares of Class B non-voting common stock issued and outstanding. The following table presents quarterly market information for the Company’s voting common stock for the two years ended December 31, 2011 and December 31, 2010.

	Market Price Range
2011	High	Low	Dividends
Quarter Ended
December 31, 2011	$13.21	$10.09	$0.12
September 30, 2011	$15.52	$10.37	$0.115
June 30, 2011	$16.61	$13.93	$0.11
March 31, 2011	$16.59	$13.53	$0.105

			$0.45

	Market Price Range		Dividends
2010	High	Low
Quarter Ended
December 31, 2010	$13.27	$10.45	$0.10
September 30, 2010	$10.70	$7.21	$0.05
June 30, 2010	$10.30	$7.12	$0.05
March 31, 2010	$8.40	$5.35	$0.05

			$0.25

DIVIDEND POLICY

The timing and amount of cash dividends paid to the Company’s common shareholders depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. The ability of the Company to pay cash dividends to common stockholders depends, in large part, upon its receipt of dividends from the Bank, because the Company has limited sources of income other than dividends from the Bank and earnings from the investment of stock issuance proceeds from the sale of shares of common stock retained by the Company. There were no dividends paid from the Bank to the Company during the fiscal year of 2011. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to the Company, see “Item 1. Business—How We Are Regulated-Pacific Trust Bank.”

The terms of the SBLF Preferred Stock impose limits on the ability of the Company to pay dividends and repurchase shares of common stock. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company’s Tier 1 Capital would be at least equal to the “Tier 1 Dividend Threshold” and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid. As of December 31, 2011, we satisfied this condition.

The “Tier 1 Dividend Threshold” means 90% of (A) $159,588,000 (the Company’s consolidated Tier 1 capital as of June 30, 2011) plus (B) $32,000,000 (the aggregate liquidation amount of the SBLF Preferred Stock issued) minus (C) the net amount of loans charged off by the Bank since August 30, 2011. The Tier 1 Dividend Threshold is subject to reduction, beginning on the first day of the eleventh dividend period following the date of issuance of the SBLF Preferred Stock, by $3,200,000 (ten percent of the aggregate liquidation amount of the Series A Preferred Stock initially issued, without regard to any subsequent partial redemptions) for each one percent increase in qualified small business lending from the baseline level under the terms of the SBLF Preferred Stock (i.e., $36,082,000) to the ninth dividend period.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information for the three months ended December 31, 2011 with respect to repurchases by the Company of its common stock:

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
10/1/11-10/31/11	—	—	—	0
11/1/11-11/30/11	—	—	—	0
12/1/11-12/31/11	4,906	$10.43	—	1,000,000

The Company currently has a stock buyback plan, however, purchases made by the Company during the year were tax liability sales related to employee stock benefit plans and are consistent with past practices.

Item 6. Selected Financial Data

SELECTED FINANCIAL AND OTHER DATA

The following table sets forth certain consolidated financial and other data of the Company at the dates and for the periods indicated. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein at Item 7 and the consolidated financial statements and notes thereto included herein at Item 8.

	December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$999,041	$861,621	$893,921	$876,520	$774,720
Cash and cash equivalents	44,475	59,100	34,596	19,237	21,796
Loans receivable, net	775,609	678,175	748,303	793,045	710,095
Real estate owned, net	14,692	6,562	5,680	158	—
Securities available-for-sale	101,616	64,790	52,304	17,565	4,367
Bank owned life insurance	18,451	18,151	17,932	17,565	17,042
Other investments (interest-bearing term deposit)	—	—	—	893	992
FHLB stock	6,972	8,323	9,364	9,364	6,842
Deposits	786,334	646,308	658,432	598,177	574,151
Total borrowings	20,000	75,000	135,000	175,000	111,700
Total equity	184,495	136,009	97,485	98,723	84,075
Nonperforming loans	19,254	38,830	46,172	44,219	14,132
Nonperforming assets	33,946	45,392	51,852	44,377	14,132

Selected Operations Data:
Total interest income	35,177	40,944	46,666	45,896	45,711
Total interest expense	6,037	10,788	17,976	23,021	28,847
Net interest income	29,140	30,156	28,690	22,875	16,864
Provision for loan losses	5,388	8,957	17,296	13,547	1,588
Net interest income after provision for loan losses	23,752	21,199	11,394	9,328	15,276
Customer service fees	1,473	1,336	1,383	1,579	1,573
Net gain on sales of securities available-for-sale	2,888	3,274	—	—	—
Income from bank owned life insurance	300	219	369	540	711
Other non-interest income	252	50	61	83	107
Total non-interest income	4,913	4,879	1,813	2,202	2,391
Total non-interest expense	31,689	22,217	15,901	13,522	14,082
Income/(loss) before income taxes	(3,024)	3,861	(2,694)	(1,992)	3,585
Income tax expense/(benefit)	(296)	1,036	(1,695)	(1,463)	624
Net income/(loss)	(2,728)	2,825	(999)	(529)	2,961
Dividends paid on preferred stock and discount accretion	534	960	1,003	109	—
Net income (loss) available to common shareholders	(3,262)	1,865	(2,002)	(638)	2,961
Basic earnings/(loss) per common share	(0.31)	0.37	(0.48)	(0.15)	0.71
Diluted earnings/(loss) per common share	(0.31)	0.37	(0.48)	(0.15)	0.70

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income/(loss) to average total assets)	(0.31)%	0.32%	(0.10)%	(0.06)%	0.38%
Return on equity (ratio of net income/(loss) to average equity)	(1.70)%	2.69%	(0.66)%	(0.62)%	3.54%
Dividend payout ratio (ratio of dividends declared per common share to basic earnings per common share)	n/a *	67.6%	n/a *	n/a *	104.2%

Interest Rate Spread Information:
Average during year	3.44%	3.59%	3.26%	2.64%	1.89%
End of year	3.34%	3.56%	3.34%	2.75%	2.18%
Net interest margin(1)	3.53%	3.67%	3.38%	2.92%	2.27%
Ratio of operating expense to average total assets	3.54%	2.51%	1.65%	1.64%	1.81%
Efficiency ratio(2)	93.06%	63.41%	52.13%	53.92%	73.13%
Ratio of average interest-earning assets to average interest-bearing liabilities	113.51%	106.15%	105.51%	109.36%	109.84%

*	Not applicable due to the net loss reported for the years ended December 31, 2011, 2009 and 2008.

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Quality Ratios:
Non-performing assets to total assets	3.40%	5.27%	5.80%	4.33%	1.82%
Allowance for loan losses to non-performing loans(3)	66.38%	37.70%	28.33%	48.33%	44.16%
Allowance for loan losses to gross loans(3)	1.62%	2.12%	1.72%	2.26%	0.87%

Capital Ratios:
Equity to total assets at end of year	18.47%	15.79%	10.91%	11.26%	10.85%
Average equity to average assets	17.90%	11.87%	15.72%	10.45%	10.71%

Other Data:
Number of full-service offices	9	6	6	6	6

(1)	Net interest income divided by average interest-earning assets.
(2)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.
(3)	The allowance for loan losses at December 31, 2011, 2010, 2009, 2008 and 2007 was $12.8 million, $14.6 million, $13.1 million, $18.3 million and $6.2 million, respectively.

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

First PacTrust Bancorp, Inc. is a savings and loan holding company that owns one thrift institution, Pacific Trust Bank. As a unitary thrift holding company, First PacTrust Bancorp, Inc. activities are limited to banking, securities, insurance and financial services-related activities. Pacific Trust Bank is a federally chartered stock savings bank, in continuous operation since 1941 as a successful financial institution. The Company is headquartered in Irvine, California, a suburb of San Diego, California, and has nine full service and four limited service banking offices primarily serving residents of San Diego, Los Angeles, Orange and Riverside Counties in California. The Company’s geographic market for loans and deposits is principally San Diego, Los Angeles, Orange and Riverside counties.

On November 1, 2010, the Company completed a private placement of common stock to select institutional and other accredited investors providing the Company with aggregate gross proceeds of $60.0 million. In connection with the private placement the Company issued warrants that are exercisable for a total of 1,635,000 shares of non-voting Common Stock at an exercise price of $11.00 per share. The private placement enabled the Company to repurchase the 19,300 shares of Fixed Rate Cumulative Perpetual Preferred Stock Series A that was issued to the U.S. Department of Treasury on November 21, 2008 pursuant to the “TARP”, Troubled Asset Relief Program’s Capital Purchase Program. The Company redeemed the $19.3 million of Series A Preferred Stock that had been issued to the U.S. Treasury on December 15, 2010. In January 2011, the Company repurchased 280,795 warrants with a strike price of $10.31 which were issued to the United States Department of the Treasury in connection with TARP. These warrants were purchased for $1.0 million, or $3.58 per warrant. The Company raised additional capital in several transactions during 2011. In June 2011, the Company completed an underwritten public offering of its common stock, as well as a concurrent offering of common stock to several existing investors of the Company, that resulted in aggregate gross proceeds of $28.2 million (including shares sold in connection with the underwriters’ partial exercise of their overallotment option in July 2011). In August 2011, the Company received a preferred stock investment of $32.0 million from the U.S. Department of the Treasury pursuant to the Small Business Lending Fund Program.

The Company’s principal business consists of attracting retail deposits from the general public and investing these funds and other borrowings in loans primarily secured by first mortgages on owner-occupied, one-to four-family residences and commercial real estate loans in San Diego, Los Angeles, Orange and Riverside counties, California. During 2005, the Company introduced a new lending product called the “Green Account”, a fully transactional flexible mortgage account. The Company originated $61.7 million in Green Account loans in 2011. At December 31, 2011, one- to four-family residential mortgage first trust deed loans totaled $546.8 million, or 69.5% of our gross loan portfolio including the portion of the Company’s Green Account home equity loan portfolio that are first trust deeds. If the home equity Green Account loans in first position are excluded, total one- to four-family residential mortgage loans totaled $323.5 million, or 41.09% of our gross loan portfolio.

The Company continues to develop strong deposit relationships with customers by providing quality service while offering a variety of competitive deposit products. During 2007, the Company introduced commercial deposit accounts and had a total of $183.5 million of commercial deposit accounts at December 31, 2011. Net core deposits including checking, savings and money market deposit accounts “MMDA” accounts increased by $42.1 million, while total net deposits increased $140.0 million during 2011 due primarily to increased MMDA accounts and certificate of deposit accounts as the Bank further expanded its branch network during the year.

The Company’s results of operations are dependent primarily on net interest income, which is the difference between interest income on earning assets such as loans and securities, and interest expense paid on liabilities such as deposits and borrowings. The Company’s net interest income, which is primarily driven by interest income on residential first mortgage loans, decreased by $1.0 million for the year ended December 31, 2011. The decline in interest rate levels experienced throughout the year negatively impacted loan interest income, but, positively contributed to a significant reduction in the Company’s cost of funds. The Company’s net interest margin declined by 14 basis points from 3.67% for the year ended December 31, 2010 to 3.53% for the year ended December 31, 2011 as a result of lower than planned loan origination volumes during the first half of 2011, which caused the reduction in the Company average loan balance for the year, and the sale of previously impaired higher yielding investment securities. The delay in loan origination volumes was due to the re-launching of the Company’s single family lending business and building of the commercial real estate lending platform.

The past year represented to be a challenging operating environment, as witnessed by the continued instability and high levels of foreclosures in the housing market coupled with continued high but declining levels of unemployment. Reduced availability of commercial and consumer credit have negatively affected the performance of consumer and commercial credit and resulted in write-downs of assets by financial institutions. As a result, the Company continues to have elevated levels of provisions for loan losses and non-performing loans, however improvement was seen in 2011. The Company experienced a decrease of $11.4 million in non-performing assets (including other real estate owned) over the prior year while the provision for loan losses decreased $3.6 million over the prior year. Other real estate owned increased during the year, as the Company has continued to work out its problem loans. The Company expects that the economic pressures on consumers and businesses and a lack of confidence in the financial markets may continue to adversely affect the Company’s results of operations in the coming year. Future earnings of the Company are inherently tied to changes in interest rate levels, the relationship between short and long term interest rates, credit quality, and economic trends. If short term interest rates continue to decrease, the Company’s interest expense on deposits will likely decrease at a faster pace than the interest income received on earning assets due to the relatively shorter term repricing characteristics of the Company’s deposits than the maturity or repricing characteristics of its loan portfolio. Conversely, if short term interest rates rise in the future interest expense paid on the Company’s deposits would increase at a faster pace than the interest income received on interest-earning assets which could negatively impact the Company’s results of operations over the short term. The Company currently intends to continue to focus on the origination of adjustable rate loan products while securing longer term deposits and borrowings.

In addition to striving for retail deposit growth, the primary on-going business focus will be continued improvement in customer service and origination of commercial real estate loan production. Future growth will be managed to ensure sound capital ratios are maintained while talking advantage of income enhancement opportunities. Given the current economic environment and resulting high non-performing loan balances, the Company will continue to focus on the timely resolution of non-performing assets. This will be coupled with efforts to further improve our efficiency ratio through controlling operating expenses, as well as exploring potential new sources of noninterest income.

The following is a discussion and analysis of the Company’s financial position and results of operations and should be read in conjunction with the information set forth in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and the consolidated financial statements and notes thereto appearing under Item 8 of this report.

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

The Company’s total assets increased by $137.4 million, or 15.9%, to $999.0 million at December 31, 2011 from $861.6 million at December 31, 2010 due primarily to an increase in the net loans receivable balance of $97.4 million, an increase in the balance of securities available-for-sale of $36.8 million, an increase of $8.1 million in other real estate owned assets, an increase of $7.5 million in other assets, and an increase of $4.2 million in premises and equipment, net. The increase in total assets was partially reduced by a decrease in total cash and cash equivalents of $14.6 million.

Loans receivable, net of valuation allowances, increased by $97.4 million, or 14.4%, to $775.6 million at December 31, 2011 from $678.2 million at December 31, 2010. This increase was the result of loan originations and loan purchases during the year. For the year ended December 31, 2011, loan production including advances drawn during the year was $199.1 million compared to $97.9 million for the year ended December 31, 2010. The loan production was primarily attributable to growth in the Company’s commercial real estate loans which totaled $76.3 million and the Company’s transactional flexible Green Account loan product which totaled $61.7 million. At December 31, 2011, the Company had a total of $382.0 million in interest-only mortgage loans and $23.4 million in loans with potential for negative amortization. At December 31, 2010, the Company had a total of $423.4 million in interest-only mortgage loans, and $32.1 million in loans with potential for negative amortization. Negatively amortizing and interest-only loans could pose a higher credit risk because of the lack of principal amortization and potential for negative amortization. However, management believes these risks are mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios. The Company has not originated negatively amortizing loans since March, 2006.

Securities classified as available-for-sale of $101.6 million at December 31, 2011 increased $36.8 million from December 31, 2010. Municipal and private label mortgage-backed securities totaling $129.0 million were purchased during the twelve months ended December 31, 2011. In addition, the Company sold securities for $62.8 million and recognized a net gain on sale of $2.9 million during the period. As interest rates fell to historic low levels which resulted in increases in market prices for its securities, the Company took the opportunity to divest several of its private label residential mortgage-backed securities that had been purchased in early 2011 and earlier periods.

Cash and cash equivalents decreased $14.6 million to $44.5 million, or 24.7% at December 31, 2011 from $59.1 million at December 31, 2010. Cash and cash equivalents were reduced by an increase in net loan receivable balances of $97.4 million, maturing FHLB advances totaling $55.0 million and investment purchases (net of sales during the period) totaling $66.2 million. Cash and cash equivalents were increased by an increase in time and core deposits of $140.0 million, the completion of the common stock offering with net proceeds totaling $27.0 million and $31.9 million of net proceeds received from the issuance of preferred stock to the U.S. Treasury related to participation in their Small Business Loan Fund Program.

Premises and equipment of $10.6 million at December 31, 2011 increased $4.2 million from December 31, 2010 as a direct result of newly acquired buildings in La Jolla and San Marcos, California to serve as additional branches for the Company in 2011.

Total deposits increased by $140.0 million, or 21.7%, to $786.3 million at December 31, 2011 from $646.3 million at December 31, 2010. Money market accounts increased $99.0 million, certificate of deposits increased $97.9 million, and interest bearing demand accounts increased $23.7 million. Growth was achieved primarily from the opening of three new branches during the period as well as the formation of new customer relationships and the attraction of additional funds from existing customers. The Bank completed the opening of a new branch in La Jolla, California in early March, a new branch in San Marcos, California during June, 2011, and a new branch in Century City (Los Angeles), California in November, 2011. The Company expects to open two additional branch locations in Santa Monica, California and Tustin, California in the first quarter of 2012.

During 2011, the Company had $55.0 million of long term FHLB advances mature resulting in a 73.3% decrease in total FHLB advances to $20.0 million at December 31, 2011 from $75.0 million at December 31, 2010. The remaining $20.0 million of advances have an average current yield of 1.79% and mature in 2012. The maturing advances have been replaced by deposits. The Company anticipates increasing the use of FHLB advances in the near term as part of its funding plan for asset growth.

Total shareholders’ equity increased $48.5 million, or 35.6% to $184.5 million at December 31, 2011 from $136.0 million at December 31, 2010. The increase was primarily due to the net proceeds of $31.9 million from the issuance of preferred stock related to the Small Business Lending Fund in August, 2011 and net proceeds of $27.0 million from the common stock offering in June, 2011. Additionally, total shareholders’ equity was decreased due to the payment of dividends to holders of common stock of $4.4 million, a $3.5 million decline in the fair value of securities available-for-sale, net of tax (primarily due to security sales during the period), a net loss of $2.7 million, and the payment of preferred stock dividends of $534 thousand.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities, net interest margin and the resultant net interest spread at December 31, 2011. No tax equivalent adjustments were made. All average balances are monthly average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	At December 31, 2011	2011			2010			2009
	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable(1)	4.37%	$681,956	$30,997	4.55%	$709,306	$35,439	5.00%	$780,127	$42,312	5.42%
Securities(2)	3.06%	82,307	3,963	4.81%	63,734	5,289	8.30%	39,941	4,266	10.68%
Other interest-earning assets(3)	0.42%	60,130	217	0.36%	49,485	216	0.44%	28,141	88	0.31%

Total interest-earning assets	4.03%	824,393	35,177	4.27%	822,525	40,944	4.98%	848,209	46,666	5.50%

BOLI and non-interest earning assets(4)		69,754			63,079			115,708

Total assets		$894,147			$885,604			$963,917

INTEREST-BEARING LIABILITIES
NOW	0.25%	$65,463	81	0.12%	$57,681	108	0.19%	$54,603	202	0.37%
Money market	0.32%	104,981	306	0.29%	91,146	573	0.63%	88,147	815	0.92%
Savings	0.11%	117,388	319	0.27%	125,447	783	0.62%	117,255	1,429	1.22%
Certificates of deposit	0.92%	398,497	4,283	1.07%	406,015	6,469	1.59%	385,366	10,353	2.69%
FHLB advances	1.79%	39,918	1,048	2.63%	94,548	2,855	3.02%	158,549	5,177	3.27%

Total interest-bearing liabilities	0.69%	726,247	6,037	0.83%	774,837	10,788	1.39%	803,920	17,976	2.24%

Non-interest-bearing liabilities		7,837			5,676			8,488

Total liabilities		734,084			780,513			812,408
Total shareholders’ equity		160,063			105,091			151,509

Total liabilities and shareholders’ equity		$894,147			$885,604			$963,917

Net interest income/spread	3.34%		$29,140	3.44%		$30,156	3.59%		$28,690	3.26%

Net interest margin(5)				3.53%			3.67%			3.38%
Ratio of interest-earning assets to interest-bearing liabilities		113.51%			106.15%			105.51%

(1)	Calculated net of deferred fees, and premiums/discounts.
(2)	Calculated based on amortized cost.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Includes BOLI investment of $18.5 million, $18.2 million and $17.9 million at December 31, 2011, 2010 and 2009.
(5)	Net interest income divided by interest-earning assets.

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

	2011 Compared to 2010			2010 Compared to 2009
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
	(In Thousands)
INTEREST-EARNING ASSETS
Loans receivable	$(4,442)	$(1,330)	$(3,112)	$(6,873)	$(3,679)	$(3,194)
Securities	(1,326)	1,276	(2,602)	1,023	2,129	(1,106)
Other interest-earning assets	1	42	(41)	128	84	44

Total interest-earning assets	(5,767)	(12)	(5,755)	(5,722)	(1,466)	(4,256)

INTEREST-BEARING LIABILITIES
NOW	(27)	13	(40)	(94)	11	(105)
Money market	(267)	77	(344)	(242)	27	(269)
Savings	(464)	(47)	(417)	(646)	94	(740)
Certificates of deposit	(2,186)	(118)	(2,068)	(3,884)	528	(4,412)
FHLB advances	(1,807)	(1,474)	(333)	(2,322)	(1,957)	(365)

Total interest-bearing liabilities	(4,751)	(1,549)	(3,202)	(7,188)	(1,297)	(5,891)

Net interest income	$(1,016)	$1,537	$(2,553)	$1,466	$(169)	$1,635

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General. Net loss for the year ended December 31, 2011 was $2.7 million, reflecting a decrease of $5.6 million from net income of $2.8 million for the year ended December 31, 2010. The decrease resulted from the fluctuations described below.

Interest Income. Interest income decreased by $5.8 million, or 14.1%, to $35.2 million for the year ended December 31, 2011, from $40.9 million for the year ended December 31, 2010 as described below.

Interest income on loans decreased $4.4 million, or 12.5% to $31.0 million for the year ended December 31, 2011 from $35.4 million for the year ended December 31, 2010. The primary factor for the decrease was a 45 basis point reduction in the average yield on loans receivable to 4.55% due to a general decline in market interest rates from the prior period and a $27.4 million decrease in the average balances of loans receivable from $709.3 million for the year ended December 31, 2010 to $682.0 million for the year ended December 31, 2011. This was due to principal repayments, loan charge-offs and foreclosures exceeding loan production.

Interest income on securities decreased $1.3 million to $4.0 million for the year ended December 31, 2011 from $5.3 million for the year ended December 31, 2010. This decrease was primarily due to the sale of higher yielding securities at a net gain of $2.9 million during 2011. The average yield earned on securities declined to 4.81% for the year ended December 31, 2011 as compared to 8.30% for the year ended December 31, 2010.

Interest income on other interest-earning assets increased $1 thousand to $217 thousand for the year ended December 31, 2011 from $216 thousand for the year ended December 31, 2010 primarily due to increased interest income received on interest-bearing deposits.

Interest Expense. Interest expense decreased $4.8 million or 44.0%, to $6.0 million for the year ended December 31, 2011 from $10.8 million for the year ended December 31, 2010. Interest expense on deposits decreased $2.9 million, or 37.1%, to $5.0 million for the year ended December 31, 2011 from $7.9 million for 2010. Although the average balance of deposits increased $6.0 million from $680.3 million for the year ended December 31, 2010 to $686.3 million for the year ended December 31, 2011, the Company’s overall average cost of deposits decreased 44 basis points to 0.73% from 1.17% from the prior period. This decline in the Company’s cost of deposits reflects the overall decrease in short term market interest rates.

Interest expense on FHLB advances decreased $1.8 million, or 63.3% to $1.0 million for the year ended December 31, 2011 from $2.9 million for the year ending December 31, 2010. This decrease was due to a $54.6 reduction in the average balances of advances, as well as a 39 basis point reduction in the average rate paid from 3.02% for the year ended December 31, 2010 to 2.63% for the year ended December 31, 2011 due to the maturity of $55.0 million of higher cost FHLB advances during 2011.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses decreased $1.0 million, or 3.4%, to $29.1 million for the year ended December 31, 2011 from $30.2 million for the year ending December 31, 2010. The Company’s net interest margin declined from 3.67% for the year ended December 31, 2010 to 3.53% for the year ended December 31, 2011.

Provision for Loan Losses. The Company maintains an allowance for loan losses to absorb probable incurred losses presently inherent in the loan portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company currently takes into account many factors, including the Company’s own historical and peer loss trends, loan-level credit quality ratings, loan specific attributes along with a review of various credit metrics and trends. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans individually, primarily through the evaluation of cash flows or collateral values. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2011 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable as of the balance sheet date. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

The following table presents the activity and balance in the allowance for loan losses and the recorded investment in loans, excluding accrued interest receivable and net deferred loan costs as they are not considered to be material, by portfolio segment and is based on the impairment method for the years ended December 31, 2007, 2008, 2009, 2010 and 2011. Total accrued interest receivable and net deferred loan costs totaled $3.3 million and $1.1 million at December 31, 2011, respectively.

	Construction	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- family	Land	Real Estate 1-4 family first mortgage	Real Estate 1-4 family junior lien mortgage	Other Revolving Credit	TOTAL
Balance as of December 31, 2006	$69	$17	$225	$305	$85	$3,503	—	$466	$4,670
Charge-offs	—	—	—	—	—	—	—	(24)	(24)
Recoveries	—	—	—	—	—	—	—	6	6
Provision	1,633	582	125	(143)	111	(417)	42	(345)	1,588
Balance as of December 31, 2007	1,702	599	350	162	196	3,086	42	103	6,240
Charge-offs	—	(647)	—	—	—	(461)	(197)	(246)	(1,551)
Recoveries	—	—	—	—	—	—	—	50	50
Provision	7,175	82	287	694	2,681	2,240	216	172	13,547

Balance as of December 31, 2008	8,877	34	637	856	2,877	4,865	61	79	18,286
Charge-offs	(12,557)	—	—	—	(6,266)	(3,230)	(414)	(38)	(22,505)
Recoveries	—	—	—	—	—	—	—	2	2
Provision	3,680	(17)	105	618	4,737	7,152	765	256	17,296

Balance as of December 31, 2009	—	17	742	1,474	1,348	8,787	412	299	13,079
Charge-offs	—	—	—	—	(2,695)	(4,747)	(47)	(42)	(7,531)
Recoveries	—	—	—	—	6	92	14	20	132
Provision	—	33	(410)	915	2,408	6,059	(121)	73	8,957

Balance as of December 31, 2010	—	50	332	2,389	1,067	10,191	258	350	14,637
Charge-offs	—	—	—	(2,136)	(1,899)	(3,276)	(66)	(135)	(7,512)
Recoveries	—	—	—	68	24	165	—	10	267
Provision	—	78	1,666	1,220	1,044	1,555	(82)	(93)	5,388

Balance as of December 31, 2011	$—	$128	$1,998	$1,541	$236	$8,635	$110	$132	$12,780

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. A provision for loan losses of $5.4 million was recorded for the year ended December 31, 2011 compared to a $9.0 million provision for loan losses recorded for the year ended December 31, 2010. During 2011, the Company reduced specific allocations by $649 thousand or 14.9% for impaired loans as well as reduced general allowance allocations on non- impaired loans by $1.2 million. The specific allocations for non-impaired loans were reduced as a result of a $22.4 million or 44.9% reduction in the volume of impaired loans from $49.9 million at December 31, 2010 to $27.5 million at December 31, 2011.

Noninterest Income. Noninterest income remained relatively unchanged and was $4.9 million for the years ended December 31, 2011 and 2010.

Noninterest Expense. Noninterest expense increased $9.5 million, or 42.6%, to $31.7 million for the year ended December 31, 2011 compared to $22.2 million for the year ended December 31, 2010. This net increase was primarily due to the payout of change of control benefits to executive officers which increased salaries and employee benefits expense by $1.1 million, an additional $2.9 million increase in other salaries and employee benefits expense, a $2.2 million increase in the valuation allowance for other real estate owned assets, a $1.2 million increase in professional fees, a $934 thousand increase in occupancy and equipment expense, a $428 thousand increase in the loss on sale of other real estate owned assets, a $354 thousand increase in other general and administrative expenses and a $245 thousand increase in advertising expenses. Noninterest expense was reduced by a $358 thousand decline in FDIC insurance premiums.

Salaries and employee benefits expense represented 43.9% and 44.4% of total noninterest expense for the year ended December 31, 2011 and December 31, 2010, respectively. Total salaries and employee benefits increased $4.0 million, or 41.0%, to $13.9 million for the year ended December 31, 2011 from $9.9 million in 2010, primarily due to $1.1 million of change of control agreement payments as well as $2.9 million of other increases due to the hiring of new officers, production personnel and support staff needed to execute the Company’s growth strategy, as well as normal annual compensation and benefits expense increases.

Valuation allowances for other real estate owned (“OREO”) expense increased $2.2 million, or 80.8%, to $4.8 million for the year ended December 31, 2011 compared to $2.7 million for the year ended December 31, 2010. This was related to a large allowance established on three land loans taken into other real estate owned in 2011. During the year ended December 31, 2011, the Company disposed of $9.8 million in OREO at a net loss of $760 thousand, while charging off $4.1 million on new or existing OREO valuation allowance. As of December 31, 2011, the Company’s OREO balances totaled $14.7 million, net of a $4.1 million valuation allowance (1.5% of total assets), compared to $6.6 million, net of a $3.4 million valuation allowance (0.8% of total assets) as of December 31, 2010.

Total professional fees increased $1.2 million, or 124.0% to $2.1 million for the year ended December 31, 2011 from $947 thousand for 2010, due to increased consulting and legal fees related to due-diligence costs associated with strategic plans as well as increased professional fees resulting from the issuance of additional common and preferred equity securities during the year as well as increased executive search fees due to the recruitment of additional executive officers to implement the Company’s growth strategy.

Occupancy and equipment expenses increased $934 thousand, or 48.8% to $2.8 million for the year ending December 31, 2011 from $1.9 million for the year ending December 31, 2010 primarily due to increased building and equipment maintenance expense related to the newly acquired branch locations during the period. The Company opened an office in La Jolla, California during the first quarter of 2011, a new branch location in San Marcos, California in the second quarter of 2011, and a new branch location in (Century City) Los Angeles, California in the fourth quarter of 2011.

Other general and administrative expenses increased $354 thousand, or 24.8% to $1.8 million for the year ended December 31, 2011 compared to $1.4 million for 2010 primarily due to increased other operating expenses related to the growth of the Company.

Advertising expenses increased $245 thousand, or 105.6% to $477 thousand for the year ended December 31, 2011 from $232 thousand for 2010 due to increased marketing efforts and radio ads during the period to help achieve the growth in deposits for 2011.

FDIC insurance expenses decreased $358 thousand to $1.2 million for the year ended December 31, 2011 compared to $1.6 million for 2010. FDIC expenses decreased due to a decline in the multiplier used for FDIC assessments.

Income Tax Expense/(Benefit). A $1.3 million valuation allowance was charged against the Company’s deferred tax asset during 2011 which resulted in only a $296 thousand income tax benefit on the $3.0 million loss before income tax expense for the year ended December 31, 2011. The 9.8% effective tax rate for 2011 would have been 53.7%, if not for the establishment of the $1.3 million deferred tax asset valuation allowance.

As a result of the losses incurred in 2011 and 2009, the Company is in a three-year cumulative pretax loss position at December 31, 2011. This cumulative loss position is considered significant negative evidence in assessing the need to establish a $1.3 million valuation allowance for the net deferred tax asset (“DTA”). The Company has concluded that there is sufficient positive evidence to overcome the majority of this negative evidence. While significant positive evidence is present, management believes that given the weight of the evidence from the 3-year cumulative loss it is appropriate to establish a $1.3 million DTA valuation allowance as of December 31, 2011. See Note 15, Income Taxes, of the Notes to Consolidated Financial Statements for a additional disclosure.

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009

General. Net income for the year ended December 31, 2010 was $2.8 million, reflecting an increase of $3.8 million from a net loss of $999 thousand for the year ended December 31, 2009. The increase resulted from the fluctuations described below.

Interest Income. Interest income decreased by $5.7 million, or 12.3%, to $40.9 million for the year ended December 31, 2010, from $46.7 million for the year ended December 31, 2009. This was due to a 52 basis point decrease in the average yield on average interest-earning assets from 5.50% for 2009 to 4.98% for 2010 and a $25.7 million decrease in average interest-earning assets from $848.2 million for the year ended December 31, 2009 to $822.5 million for the year ended December 31, 2010.

Interest income on securities increased $1.0 million to $5.3 million for the year ended December 31, 2010 from $4.3 million for the year ended December 31, 2009. This increase was primarily due to a $23.8 million increase in the average balance of the securities portfolio as a result of the Company purchasing $29.1 million of agency and private label residential mortgage-backed securities during the period.

Interest income on loans decreased $6.9 million, or 16.2% to $35.4 million for the year ended December 31, 2010 from $42.3 million for the year ended December 31, 2009. The primary factor for the decrease was a $70.8 million decrease in the average balances of loans receivable from $780.1 million for the year ended December 31, 2009 to $709.3 million for the year ended December 31, 2010. This was due to principal repayments, loan charge-offs and foreclosures exceeding loan production. The decrease in interest income on loans receivable was further reduced by a 42 basis point reduction in the average yield on loans receivable to 5.00% due to a general decline in market interest rates from the prior period. A $2.0 million increase in the average balance of non-accrual loans on which the Company ceased to accrue interest during the period also contributed to the decline in loan interest income.

Interest income on other interest-earning assets increased $128 thousand to $216 thousand for the year ended December 31, 2010 from $88 thousand for the year ended December 31, 2009 primarily due to increased interest income received on interest-bearing deposits. The average balance of other interest-earning assets increased $21.3 million during the period from $28.1 million at December 31, 2009 to $49.5 million at December 31, 2010.

Interest Expense. Interest expense decreased $7.2 million or 40.0%, to $10.8 million for the year ended December 31, 2010 from $18.0 million for the year ended December 31, 2009. Interest expense on deposits decreased $4.9 million, or 38.0%, to $7.9 million for the year ended December 31, 2010 from $12.8 million for 2009. Although the average balance of interest-bearing deposits increased $34.9 million from $645.4 million for the year ended December 31, 2009 to $680.3 million for the year ended December 31, 2010, the Company’s overall average cost of interest-bearing deposits decreased 81 basis points to 1.17% from 1.98% from the prior period. Interest expense on FHLB advances decreased $2.3 million, or 44.9% to $2.9 million for the year ended December 31, 2010 from $5.2 million for the year ending December 31, 2009. This decrease was primarily due to a reduction in the average balances of advances, as well as a reduction in the average rate paid. The average balance of the Federal Home Loan Bank advances decreased $64.0 million from $158.5 million for the year ended December 31, 2009 to $94.5 million for the year ended December 31, 2010 due to the maturity of $60.0 million of FHLB advances during the period. Rates paid on advances also decreased by an average of 25 basis points due to the maturity of higher rate advances.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses increased $1.5 million, or 5.1%, to $30.2 million for the year ended December 31, 2010 from $28.7 million for the year ending December 31, 2009. Due to the substantial decline in the Company’s cost of funds as a result of the decrease in short term market interest rates, the Company’s margins have increased over the prior period with the net interest spread increasing 33 basis points to 3.59%, and the net interest margin increasing 29 basis points to 3.67%.

Provision for Loan Losses. The allowance for loan losses as of December 31, 2010 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable as of the balance sheet date. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, as of December 31, 2010, approximately 95% of the Company’s loans were to individuals and businesses in Southern California. California, in general, and more specifically, San Diego and Riverside Counties, continues to be among the most distressed real estate markets in the country. A provision for loan losses of $9.0 million was recorded for the year ended December 31, 2010 compared to a $17.3 million provision for loan losses recorded for the year ended December 31, 2009. The decline in the provision was related primarily to large provisions taken for two impaired construction loans in the prior year as well as a decline in the Company’s nonperforming loans in 2010. Continued elevated provision levels reflect the depressed housing markets, continued high levels of unemployment, the overall challenging economic environment, and the resulting increase in the Company’s general reserve factors on all loan products during the period. The net charge-offs for 2010 of $7.4 million consisted primarily of specific valuation allowances charge-off for various one-to four- residential first trust deed properties and two land loans. During 2010 the Company charged-off any specific loan allowances that had been outstanding for at least 180 days and any others that management deemed as loss.

Noninterest Income. Noninterest income increased $3.1 million, or 169.1%, to $4.9 million for the year ended December 31, 2010 compared to $1.8 million for the year ended December 31, 2009 primarily due to a gain on sale of available-for-sale securities totaling $3.3 million in 2010.

Noninterest Expense. Noninterest expense increased $6.3 million, or 39.7%, to $22.2 million for the year ended December 31, 2010 compared to $15.9 million for the year ended December 31, 2009. This net increase was primarily the result of a $3.4 million increase in salaries and employee benefits, of which $1.6 million was primarily attributable to the payment of change of control payments to certain executives of the Bank, and $1.4 million in additional payments to certain directors and officers in connection with the cancellation of 482,396 options previously issued by the Company, a $2.0 million increase in valuation allowance for other real estate owned, a $383 thousand increase in professional fees, a $253 thousand increase in loss on sale of other real estate owned, and a $356 thousand increase in other general and administrative expenses.

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

Total professional fees increased $383 thousand, or 67.9% to $947 thousand for the year ended December 31, 2010 from $564 thousand for the same period in 2009, due to increased legal and consulting fees related to the expansion and restructuring of the Company.

Valuation allowances for other real estate owned (“OREO”) increased $2.0 million, or 282.7%, to $2.7 million for the year ended December 31, 2010 compared to $700 thousand for the year ended December 31, 2009, due to a reduction in carrying values of OREO. Additionally, a $332 thousand loss on sale of OREO was recorded for the year ended December 31, 2010 compared to only $79 thousand for the prior year.

Other general and administrative expenses increased $356 thousand, or 33.3% to $1.4 million for the year ended December 31, 2010 from $1.1 million for the same period in 2009 primarily due to increased provisions for loss on unused lines of credit.

Income Tax Expense/(Benefit). An income tax expense of $1.0 million was recorded for the year ended December 31, 2010. The effective tax rate of 26.8% for the current year was in accordance with the guidelines of ASC 740 and reflects an 11.3% reduction due to the application of California housing fund investment credits.

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

The Company believes that the allowance for loan losses and related provision expense are particularly susceptible to change in the near term, as a result of changes in the credit quality, which are evidenced by charge-offs and nonperforming loan trends. Changes in economic conditions, the mix and size of the loan portfolio and individual borrower conditions can dramatically impact the level of allowance for loan losses in relatively short periods of time. Management believes that the allowance for loan losses is maintained at a level that represents the best estimate of probable incurred losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions or other factors. In addition, banking regulators, as an integral part of their examination process, periodically review the allowance for loan losses. These regulatory agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination. Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectability of amounts due, according to the contractual terms of the loan agreement, is in doubt. If an impaired loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Subsequent recoveries are credited to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts for which the accrual of interest has been discontinued are applied first to principal and then to interest income, if there is no doubt that the principal balance is fully collectible.

Other Real Estate Owned. Foreclosed assets are carried at the lower of cost or fair value less estimated selling costs. Management estimates the fair value of the properties based on current appraisal information. Fair value estimates are particularly susceptible to significant changes in the economic environment, market conditions, and real estate market. A worsening or protracted economic decline would increase the likelihood of a decline in property values and could create the need to write down the properties through current operations.

Securities. Under FASB Codification Topic 320 (ASC 320), Investments-Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income/(loss) and do not affect earnings until realized unless a decline in fair value below amortized cost is considered to be other than temporarily impaired (OTTI).

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

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 320. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. If management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the OTTI related to other factors will be recognized in other comprehensive income/(loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If management intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold.

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

The Company reviewed its net deferred tax assets (“DTA”) at December 31, 2011 and determined that a $1.3 million DTA valuation allowance was necessary. As a result of the losses incurred in 2011 and 2009, the Company is in a three-year cumulative pretax loss position at December 31, 2011. This cumulative loss position is considered significant negative evidence in assessing the need to establish a valuation allowance for the DTA. The Company has concluded that there is sufficient positive evidence to overcome this negative evidence. While significant positive evidence is present, management believes that given the weight of the evidence from the 3-year cumulative loss it is appropriate to establish a $1.3 million DTA valuation allowance as of December 31, 2011. See Note 15, Income Taxes, of the Notes to Consolidated Financial Statements for additional disclosures.

In each future accounting period, the Company will evaluate whether the accounting standards support a need for a valuation allowance against its deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. In making decisions regarding any valuation allowance, the Company considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. The Company expects to utilize its deferred tax assets against taxable income in future periods. However, generally accepted accounting principles limit the extent to which a Company can utilize projections of future income to support recorded deferred tax assets. Although not anticipated, there can be no guarantee that a larger valuation allowance against our net deferred tax asset of $7.6 million as of December 31, 2011 will not be necessary in future periods. See additional discussion of these critical accounting policies in Note 1 of Item 8 “Financial Statements and Supplementary Data.”

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

The Bank’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered certificates of deposit, however, historically the Bank has not issued significant amounts. The Bank has no brokered certificates of deposit at December 31, 2011, and has limited future total brokered deposits to $20.0 million.

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At December 31, 2011, there were $1.6 million of approved loan origination commitments. At the same date, unused lines of credit were $42.7 million and outstanding letters of credit totaled $20 thousand. Certificates of deposit scheduled to mature in one year at December 31, 2011, totaled $338.2 million. Based on the competitive rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. In addition, the Bank had the ability at December 31, 2011 to borrow an additional $130.3 million from the FHLB and $117.1 million from the Federal Reserve Bank to meet commitments and for liquidity purposes. The Bank has FHLB advances of $20.0 million maturing within the next 12 months. The Bank intends to replace these advances with new borrowings from the FHLB, Federal Reserve Bank or deposits depending on market conditions.

Commitments

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(in thousands)
Commitments to extend credit	$1,579	$1,579	$—	$—	$—
Standby letters of credit	20	—	—	—	20
Unused lines of credit	42,721	14	4,223	5,760	32,724

	$44,320	$1,593	$4,223	$5,760	$32,744

	Contractual Obligations
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(in thousands)
FHLB advances	$20,000	$20,000	$—	$—	$—
Operating lease obligations	16,442	2,107	4,269	4,097	5,969
Maturing certificates of deposit	469,883	338,162	117,594	14,127	—

	$506,325	$360,269	$121,863	$18,224	$5,969

Capital

Consistent with its goals to operate a sound and profitable financial organization, Pacific Trust Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. The Bank’s total equity was $127.9 million at December 31, 2011, or 13.00% of the Bank’s total assets on that date. As of December 31, 2011, Pacific Trust Bank exceeded all capital requirements of the OCC. Pacific Trust Bank’s regulatory capital ratios at December 31, 2011 were as follows: core capital 13.08%; Tier I risk-based capital, 17.34%; and total risk-based capital 18.56%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively. However, the Bank has committed to its regulatory agency to maintain core and risk-based capital ratios of 8.0% and 12.0% respectively, while the Bank is facing adverse market conditions.

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

The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as salaries and employee benefits and occupancy and equipment expense may be subject to increases as a result of inflation or deflation. An additional effect of inflation or deflation is the possible increase or decrease in the dollar value of the collateral securing loans that we have made. The Company is unable to determine the extent, if any, to which properties securing our loans have appreciated or depreciated in dollar value due to inflation or other economic conditions.

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

In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by the asset and liability management committee. The asset and liability management committee is chaired by the treasurer and is comprised of members of our senior management. The asset and liability management committee establishes guidelines for and monitors the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The asset and liability management committee meets periodically to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to our net present value of portfolio equity analysis. At each meeting, the asset and liability management committee recommends appropriate strategy changes based on this review. The treasurer or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors on a monthly basis.

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

The following tables present the projected change in the Bank’s net portfolio value at December 31, 2011 (the latest date for which information is available) and December 31, 2010, that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. The net portfolio value analysis was unable to produce results for the minus 200 basis point scenario for both years.

Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	December 31, 2011			Net Portfolio Value as % of PV of Assets
	Net Portfolio Value
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	135,580	(19,823)	(13)%	13.78%	(157	)bp
+200 bp	143,538	(11,864)	(8)%	14.43%	(92	)bp
+100 bp	148,932	(6,471)	(4)%	14.84%	50	bp
0 bp	155,403	—	—	15.34%	0	bp
-100 bp	158,563	3,160	2%	15.59%	25	bp

Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	December 31, 2010			Net Portfolio Value as % of PV of Assets
	Net Portfolio Value
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	116,963	(10,799)	(8)%	13.35%	(92	)bp
+200 bp	123,860	(3,902)	(3)%	13.98%	(29	)bp
+100 bp	126,649	(1,113)	(1)%	14.21%	(6	)bp
0 bp	127,762			14.27%	0	bp
-100 bp	128,022	260	(0)%	14.27%	(17	)bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

The tables reflect certain assumptions relating to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the tables. For the fourth quarter, the Bank’s sensitivity measure was at 25 basis points for the rates down 100 basis points scenario.

Item 8. Financial Statements and Supplementary Data

FIRST PACTRUST BANCORP, INC.

Irvine, California

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by Crowe Horwath LLP, an independent registered public accounting firm.

/s/ Gregory A. Mitchell	/s/ Marangal I. Domingo
Gregory A. Mitchell President and Chief Executive Officer	Marangal I. Domingo Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First PacTrust Bancorp, Inc.

Irvine, California

We have audited the accompanying consolidated statements of financial condition of First PacTrust Bancorp, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Costa Mesa, California

March 30, 2012

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2011 and 2010

(Amounts in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$6,755	$5,371
Interest-bearing deposits	37,720	53,729

Total cash and cash equivalents	44,475	59,100
Securities available for sale	101,616	64,790
Federal Home Loan Bank stock, at cost	6,972	8,323
Loans, net of allowance of $12,780 at December 31, 2011 and $14,637 at December 31, 2010	775,609	678,175
Accrued interest receivable	3,569	3,531
Other real estate owned, net	14,692	6,562
Premises and equipment, net	10,585	6,344
Bank owned life insurance investment	18,451	18,151
Prepaid FDIC assessment	2,405	3,521
Other assets	20,667	13,124

Total assets	$999,041	$861,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$20,039	$15,171
Interest-bearing demand	68,578	44,860
Money market accounts	188,658	89,708
Savings accounts	39,176	124,620
Certificates of deposit	469,883	371,949

Total deposits	786,334	646,308
Advances from Federal Home Loan Bank	20,000	75,000
Accrued expenses and other liabilities	8,212	4,304

Total liabilities	814,546	725,612
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference for a total of $32,000; 50,000,000 shares authorized, 32,000 shares issued and outstanding at December 31, 2011; No shares issued or outstanding at December 31, 2010	31,934	—
Common stock, $.01 par value per share, 196,863,844 shares authorized; 11,756,636 shares issued and 10,581,704 shares outstanding at December 31, 2011; 9,863,390 shares issued and 8,693,228 shares outstanding at December 31, 2010	117	99
Class B non-voting non-convertible Common stock, $.01 par value per share, 3,136,156 shares authorized; 1,054,991 shares issued and outstanding at December 31, 2011 and 1,036,156 shares issued and outstanding at December 31, 2010	11	10
Additional paid-in capital	150,786	123,170
Retained earnings	27,623	35,773
Treasury stock, at cost (December 31, 2011-1,174,932 shares, December 31, 2010-1,170,162 shares,)	(25,037)	(25,135)
Unearned Employee Stock Ownership Plan (ESOP) shares (December 31, 2011—0 shares, December 31, 2010—42,320 shares)	—	(507)
Accumulated other comprehensive income/(loss)	(939)	2,599

Total shareholders’ equity	184,495	136,009

Total liabilities and shareholders’ equity	$999,041	$861,621

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2011, 2010, and 2009

(Amounts in thousands, except share and per share data)

	2011	2010	2009
Interest and dividend income
Loans, including fees	$30,997	$35,439	$42,312
Securities	3,963	5,289	4,266
Dividends and other interest-earning assets	217	216	88

Total interest and dividend income	35,177	40,944	46,666
Interest expense
Savings	319	783	1,429
NOW	81	108	202
Money market	306	573	815
Certificates of deposit	4,283	6,469	10,353
Federal Home Loan Bank advances	1,048	2,855	5,177

Total interest expense	6,037	10,788	17,976

Net interest income	29,140	30,156	28,690
Provision for loan losses	5,388	8,957	17,296

Net interest income after provision for loan losses	23,752	21,199	11,394
Noninterest income
Customer service fees	1,473	1,336	1,383
Mortgage loan prepayment penalties	80	1	42
Income from bank owned life insurance	300	219	369
Net gain on sales of securities available for sale	2,888	3,274	—
Other	172	49	19

Total noninterest income	4,913	4,879	1,813
Noninterest expense
Salaries and employee benefits	13,914	9,866	6,504
Occupancy and equipment	2,848	1,914	1,950
Advertising	477	232	178
Professional fees	2,121	947	564
Stationery paper, supplies, and postage	507	365	344
Data processing	1,345	1,152	1,022
ATM costs	295	297	363
FDIC expense	1,205	1,563	1,649
Loan servicing and foreclosure	1,282	1,118	1,141
Operating loss on equity investment	313	327	338
Valuation allowance for OREO	4,843	2,679	700
Loss on sale of other real estate owned	760	332	79
Other general and administrative	1,779	1,425	1,069

Total noninterest expense	31,689	22,217	15,901

Income/(loss) before income taxes	(3,024)	3,861	(2,694)
Income tax expense/(benefit)	(296)	1,036	(1,695)

Net income/(loss)	$(2,728)	$2,825	$(999)
Preferred stock dividends and discount accretion	534	960	1,003

Net income/(loss) available to common shareholders	$(3,262)	$1,865	$(2,002)

Basic earnings/(loss) per common share	$(0.31)	$0.37	$(0.48)

Diluted earnings/(loss) per common share	$(0.31)	$0.37	$(0.48)

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2011, 2010, and 2009

(Amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Additional Paid in Capital Warrants	Accumulated Other Comprehensive Income/(Loss)	Total
Balance at January 1, 2009	$19,068	$54	$68,155	$38,496	$(25,736)	$(1,523)	$—	$209	$98,723
Comprehensive income:
Net loss	—	—	—	(999)	—	—	—	—	(999)
Change in net unrealized gains (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	1,458	1,458

Total comprehensive income									459

Forfeiture and retirement of stock	—	—	7	—	(7)	—	—	—	—
Stock option compensation expense	—	—	46	—	—	—	—	—	46
ESOP forfeitures used to reduce ESOP contribution	—	—	(63)	—	—	—	—	—	(63)
Stock awards earned	—	—	77	—	—	—	—	—	77
Additional issuance costs on preferred stock	(13)	—	—	—	—	—	—	—	(13)
Amortization of preferred stock discount	39	—	—	(39)	—	—	—	—	—
Purchase of 6,922 shares of treasury stock	—	—	—	—	(45)	—	—	—	(45)
Employee stock ownership plan shares earned	—	—	(218)	—	—	508	—	—	290
Tax benefit/(loss) of RRP shares vesting	—	—	(46)	—	—	—	—	—	(46)
Dividends declared ($.25 per common share)	—	—	—	(979)	—	—	—	—	(979)
Preferred stock dividends	—	—	—	(964)	—	—	—	—	(964)

Balance at December 31, 2009	$19,094	$54	$67,958	$35,515	$(25,788)	$(1,015)	$—	$1,667	$97,485
Comprehensive income :
Net Income	—	—	—	2,825	—	—	—	—	2,825
Change in net unrealized gains (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	932	932

Total comprehensive income									3,757

Forfeiture and retirement shares of common stock	—	—	10	—	(10)	—	—	—	—
Stock option compensation expense	—	—	94	—	—	—	—	—	94
Stock awards earned	—	—	29	—	—	—	—	—	29
Amortization of preferred stock discount	35	—	—	(35)	—	—	—	—	—
Repurchased of preferred stock	(19,129)	—	(171)	—	—	—	—	—	(19,300)
Issuance of stock awards	—	—	(668)	—	668	—	—	—	—
Issuance of warrants	—	—	3,172	—	—	—	3,172	—	3,172
Purchase of 506 shares of treasury stock	—	—	—	—	(5)	—	—	—	(5)
Employee stock ownership plan shares earned	—	—	(53)	—	—	508	—	—	455
Tax benefit/(loss) of RRP shares vesting	—	—	(6)	—	—	—	—	—	(6)
Dividends declared ($.25 per common share)	—	—	—	(1,503)	—	—	—	—	(1,503)
Preferred stock dividends	—	—	—	(925)	—	—	—	—	(925)
Warrant dividends	—	—	—	(104)	—	—	—	—	(104)
Net proceeds from stock issuance	—	55	52,805	—	—	—	—	—	52,860

Balance at December 31, 2010	$—	$109	$123,170	$35,773	$(25,135)	$(507)	$3,172	$2,599	$136,009

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Additional Paid in Capital Warrants	Accumulated Other Comprehensive Income/(Loss)	Total
Comprehensive income (loss):
Net Loss	—	—	—	(2,728)	—	—	—	—	(2,728)
Change in net unrealized gains (losses) on securities available-for-sale, net of reclassification and tax effects	—	—	—	—	—	—	—	(3,538)	(3,538)

Total comprehensive income/(loss)									(6,266)

Forfeiture and retirement of shares of common stock	—	—	13	—	(13)	—	—	—	—
Stock option compensation expense	—	—	816	—	—	—	—	—	816
ESOP forfeitures used to reduce ESOP contribution			7		—				7
Stock awards earned	—	—	412	—	—	—	—	—	412
Issuance of stock awards	—	—	(611)	—	107	—	—	—	(504)
Purchase of 5,224 shares of treasury stock	—	—	—	—	(55)	—	—	—	(55)
Employee stock ownership plan shares earned	—	—	98	—	—	507	—	—	605
Tax benefit/(loss) of RRP shares vesting	—	—	(4)	—	—	—	—	—	(4)
Dividends declared ($.45 per common share)	—	—	516	(4,888)	—	—	—	—	(4,372)
Repurchase of warrants—TARP	—	—	(1,003)	—	—	—	—	—	(1,003)
Tax effect of ESOP	—	—	256	—	—	—	—	—	256
Tax effect options redeemed	—	—	147	—	—	—	—	—	147
Reissuance of ESOP shares	—	—	(59)	—	59	—	—	—	—
Preferred stock dividends	—	—	—	(534)	—	—	—	—	(534)
Issuance of 32,000 shares of preferred stock, net of issuance costs of $66	31,934	—	—	—	—	—	—	—	31,934
Net proceeds from stock issuance	—	19	27,028	—	—	—	—	—	27,047

Balance at December 31, 2011	$31,934	$128	$150,786	$27,623	$(25,037)	$—	$3,172	$(939)	$184,495

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010, and 2009

(Amounts in thousands, except share and per share data)

	2011	2010	2009
Cash flows from operating activities
Net income/(loss)	$(2,728)	$2,825	$(999)
Adjustments to reconcile net income/(loss) to net cash from operating activities
Provision for loan losses	5,388	8,957	17,296
Net accretion of securities	(333)	(1,765)	(1,900)
Depreciation and amortization	650	390	446
Employee stock ownership plan compensation expense	605	455	290
Stock option compensation expense	816	94	46
Stock award compensation expense	412	29	77
Bank owned life insurance income	(300)	(219)	(369)
Operating loss on equity investment	313	327	338
Impairment of securities	—	—	15
Net gain on sale of securities available for sale	(2,888)	(3,274)	—
Loss on sale of other real estate owned	760	332	79
(Gain)/Loss on sale of property and equipment	—	(3)	3
Deferred income tax (benefit)/expense	1,949	(1,201)	103
Increase in valuation allowances on other real estate owned	4,843	2,679	700
Interest capitalized on negative amortizing loans	—	—	(16)
Net change in:
Deferred loan costs	715	438	319
Premiums and discounts on purchased loans	(1,685)	—	—
Accrued interest receivable	(38)	460	263
Other assets	304	12,321	(7,299)
Accrued interest payable and other liabilities	4,855	431	(2,397)

Net cash from operating activities	13,638	23,276	6,995
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	62,823	4,525	—
Proceeds from maturities and calls of securities available-for-sale	5,000	18,665	10,040
Proceeds from principal repayments of securities available-for-sale	21,355	—	—
Purchases of securities available-for-sale	(128,975)	(29,110)	(40,607)
Loan originations and principal collections, net	(75,307)	36,273	14,581
Purchase of loans	(58,027)	(182)	—
Redemption of Federal Home Loan Bank stock	1,351	1,041	—
Net change in other interest-bearing deposits	—	—	893
Proceeds from sale of other real estate owned	9,069	10,496	6,182
Proceeds from sale of equipment	—	4	—
Additions to premises and equipment	(4,891)	(2,441)	(295)

Net cash from investing activities	(167,602)	39,271	(9,206)
Cash flows from financing activities
Net increase/(decrease) in deposits	140,026	(12,124)	60,255
Repayments of Federal Home Loan Bank advances	(55,000)	(60,000)	(60,000)
Proceeds from Federal Home Loan Bank advances	—	—	20,000
Net proceeds from issuance of common stock	26,542	52,860	—
Net proceeds from issuance of preferred stock	31,935	—	—
Purchase of treasury stock	(55)	(5)	(45)
Redemption/issuance of warrants	(1,003)	3,172	(13)
Repurchase of preferred stock	—	(19,300)	—
Tax benefit/(loss) from RRP shares vesting	(4)	(6)	(46)
Tax effect of ESOP	256	—	—
Tax effect of options redeemed	147	—	—
ESOP forfeitures to reduce ESOP contribution	7	—	(63)
Dividends paid on preferred stock	(534)	(925)	(964)
Dividends paid on common stock	(2,978)	(1,715)	(1,554)

Net cash from financing activities	139,339	(38,043)	17,570

Net change in cash and cash equivalents	(14,625)	24,504	15,359
Cash and cash equivalents at beginning of year	59,100	34,596	19,237

Cash and cash equivalents at end of year	$44,475	$59,100	$34,596

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$6,045	$10,931	$18,193
Income taxes paid	950	3,850	1,750
Supplemental disclosure of noncash activities
Transfer from other real estate owned to contracts receivable	—	145	1,002
Transfer from loans to other real estate owned, net	22,802	13,962	12,242

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and PTB Property Holdings, LLC. All significant intercompany transactions and balances are eliminated in consolidation.

Nature of Operations: The principal business of the Company is the ownership of the Bank. The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (FHLB) system, which maintains insurance on deposit accounts with the Federal Deposit Insurance Corporation (FDIC).

The Bank is engaged in the business of retail banking, with operations conducted through its main office and eleven branches located in San Diego, Los Angeles and Riverside counties. There are no significant concentrations of loans to any one industry or customer. However, the customer’s ability to repay their loans is dependent on the real estate market and general economic conditions in the area.

The accounting and reporting polices of the Company are based upon U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Significant accounting policies followed by the Company are presented below.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan losses, other real estate owned, realization of deferred tax assets, and the fair value of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.

Cash Flows: Cash and cash equivalents include cash on hand, deposits with other financial institutions with original maturities under 90 days, and daily federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased, including overnight borrowings with the Federal Home Loan Bank.

Interest-bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within 90 days and are carried at cost.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards Accounting Standards Codification “ASC” 320, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

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

Affordable Housing Fund: The Company has a 19% equity investment in an affordable housing fund originally totaling $4.2 million for purposes of obtaining tax credits and for Community Reinvestment Act purposes. This investment is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. The Company

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

obtains tax credits from these investments which reduce income tax expense for a period of 10 years. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. For the years ended December 31, 2011, 2010 and 2009 our share of the fund’s operating loss was $313 thousand, $327 thousand, and $338 thousand, respectively. The balance of the investment at December 31, 2011 and December 31, 2010 was $1.6 million and $1.9 million, respectively, and is included in other assets.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 91 days delinquent unless the loan is well secured and in process of collection. Consumer loans, other than those secured by real estate, are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within San Diego, Los Angeles, and Riverside Counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in San Diego and Riverside County area.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate by management to provide for probable incurred credit losses. The allowance is increased by provisions charged against income, while loan losses are charged against the allowance when management deems a loan balance to be uncollectible. Subsequent recoveries, if any, are credited to the allowance. The Company performs an analysis of the adequacy of the allowance on a monthly basis. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company evaluates all impaired loans individually under the guidance of ASC 310, primarily through the evaluation of collateral values and cash flows. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are also measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers loans that are not impaired and is determined by portfolio segment and is based on actual loss history experienced by the Company. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; effects of changes in credit concentrations and other factors. The historical loss analysis is also combined with a comprehensive loan to value analysis to analyze the associated risks in the current loan portfolio. For 2011, the Company used a three year loss look back for determining the level of its allowance for loan losses. Prior to this, the Company used a one year look back. This change, which was not material, was made to better reflect the improving state of the loan portfolio as delinquencies have declined and loan losses have leveled. An updated loan to value analysis is obtained from an independent firm semi-annually, most recently in November 2011. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination.

The following portfolio segments have been identified: commercial and industrial, commercial real estate mortgage, multi-family, land, residential real estate one-to four- family first mortgage, residential real estate one-to four- family junior lien mortgage, and other revolving credit and installment. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all loans delinquent over 60 days and non-homogenous loans such as commercial and commercial real estate loans. Classification of problem single-family residential loans is performed on a monthly basis while analysis of non-homogenous loans is performed on a quarterly basis.

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one-to four- family residential mortgage loans. Because payments on loan secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Commercial business loans are also considered to have a greater degree of credit risk due to the fact these loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). Consumer and other real estate loans may entail greater risk than do one- to four- family residential mortgage loans given that collection of these loans is dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Negatively amortizing and interest only loans are also considered to carry a higher degree of credit risk due to their unique cash flows. The Green Mortgages tend to have lower levels of delinquencies as a result of the borrower’s ability to meet their monthly payments obligations by increasing the level of their line of credit. Credit risk on this asset class is also managed through the completion of regular re-appraisals of the underlying collateral and monitoring of the borrowers usage of this account to determine if the borrower is making monthly payments from external sources or “draw downs” on their line. In cases where the property values have declined to levels less than the original loan-to-value, or other levels deemed prudent by the Bank, the Bank may freeze the line and/or require monthly payments or principal reductions to bring the loan in balance.

Classified Assets: Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision, and, as of July 21, 2011, the Office of the Comptroller of the Currency, its successor regulator (collectively referred to as the “the Office of the Comptroller of the Currency or OCC”), to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. The Bank includes in its classification of “Substandard Assets” loans that are performing under terms of a TDR, but where the borrower has yet to make twelve or more payments under the TDR, and where the loan remains impaired, as well as loans where the borrower is current in his or her payments on the subject Classified Loan but may be a guarantor on another loan that is classified as a result of weakness in the credit or collateral (“Relationship”). TDR loans that have continued to make payments for twelve months or more, but where the collateral remains impaired, retain a “Substandard” classification. As of December 31, 2011, the Bank had $827 thousand of loans classified as “substandard” and TDR with less than twelve months of payment performance, $10.8 million of TDR loans classified as “substandard” with payment performance for more than twelve months and $7.5million of “substandard” loans where the borrower was current on all payments but where the Relationship was rated “Substandard” for various reasons. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it may establish general or specific allowances for loan losses in an amount deemed prudent by management and approved by the Board of Directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC and the FDIC, which may order the establishment of additional general or specific loss allowances.

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. In general, the Bank assumes a 9% cost when recording fair value based on historical selling expenses. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key and former executives. Bank owned life insurance is recorded at its cash surrender value (or the amount that can be realized). Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company had a $1.3 million valuation allowance for its net deferred tax asset at December 31, 2011. See further discussion in Note 15, Income Taxes, of the Notes to Consolidated Financial Statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2008 and for all state income taxes before 2007.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at December 31, 2011 and December 31, 2010.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of shareholders’ equity. Compensation expense is based on the average market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. There were 1,861 shares and 144 shares forfeited for the period ending December 31, 2011 and 2010.

Earnings/(Loss) Per Common Share: Basic earnings/(loss) per common share is net income/(loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Diluted earnings/(loss) per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock awards and warrants. Dividends paid, and the accretion of discount on the Company’s preferred stock, reduce the earnings available to common shareholders.

Comprehensive Income/(Loss): Comprehensive income/(loss) consists of net income/(loss) and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale, net of tax, which are also recognized as a separate component of shareholders’ equity.

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

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders.

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

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial services operations are considered by management to be aggregated in one reportable operating segment.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income/(loss) or shareholders’ equity.

Adoption of New Accounting Standards: In December 2010, the FASB amended existing guidance relating to goodwill impairment testing. This guidance requires that if the carrying amount of a reporting unit is zero or negative, a qualitative assessment be performed to determine if it is more likely than not that goodwill is impaired. Step 2 of the impairment test shall be performed if it is determined that it is more likely than not that goodwill is impaired. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. The adoption of ASU 2011-02 resulted in additional disclosures regarding troubled debt restructurings included in the Company’s consolidated financial statements.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The provisions of this update did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this amendment did not impact the Company’s consolidated financial statements or disclosures.

Newly Issued But Not Yet Effective Accounting Standards:

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income/(loss) as part of the statement of shareholder’s equity. The amendment requires that comprehensive income or loss be presented in either a single continuous statement following the consolidated statement of operations or in two separate consecutive statements. The amendments in this guidance are effective for interim and annual periods that begin after December 15, 2011. The adoption of this amendment will change the presentation of the components of comprehensive income or loss for the Company as part of the consolidated statement of shareholder’s equity.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

NOTE 2—EMPLOYEE STOCK COMPENSATION

The Company has multiple share based compensation plans as described below. Total compensation cost that has been charged against income for the Company’s stock compensation plans was $1.2 million, $123 thousand and $123 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. The total income tax benefit/(expense) was $143 thousand, $(6 thousand) and $(46 thousand) for the years ended December 31, 2011, 2010 and 2009, respectively.

Recognition and Retention Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value at date of grant. Pursuant to its 2003 stock-based incentive plan, total shares issuable under the plan are 211,600. At December 31, 2011, all 211,600 shares were issued. These shares vest over a five-year period. Compensation expense for the RRP awards totaled approximately $412 thousand, $29 thousand and $77 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $102 thousand of total unrecognized compensation cost related to 9,158 nonvested awards. The cost is expected to be recognized over a weighted-average period of less than five years

A summary of changes in the Company’s nonvested shares for the year ended December 31, 2011 follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at January 1, 2011	12,378	$17.67
Granted	—	—
Vested	(2,780)	12.73
Forfeited/expired	(540)	22.23

Nonvested at December 31, 2011	9,058	$18.91

Additionally, one-time inducement restricted shares were granted during 2010 and 2011 to newly hired executive officers. During the year ended December 31, 2011, 5,000 shares were granted. The remaining 21,500 shares were granted during the year ended December 31, 2010. Of these shares, none were exercised during 2011 or 2010. These one-time inducement shares vest over a three year period. Compensation expense for the inducement awards totaled approximately $99 thousand and $0 thousand for the year ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there was $222 thousand of total unrecognized compensation cost related to 26,500 nonvested inducement awards. The cost is expected to be recognized over a weighted-average period of less than three years

A summary of changes related to the Company’s nonvested inducement awards for the year ended December 31, 2011 follows:

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2011	21,500	$11.57
Granted	5,000	14.48
Vested	—	—
Forfeited or expired	—	—

Nonvested at December 31, 2011	26,500	$12.12

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

During June 2011, the Company adopted an Omnibus Incentive Plan under the terms of which participating employees and directors may be awarded stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards or cash awards. The total number of shares of common stock available for awards under the plan is 950,000, of which no more than 300,000 may be used for awards other than stock options and stock appreciation rights. There were 43,606 shares awarded as restricted shares from this plan as of December 31, 2011. The vesting of these shares varies with vesting periods up to two years. Compensation expense for these awards totaled approximately $260 thousand for the year ended December 31, 2011. As of December 31, 2011, there was $243 thousand of total unrecognized compensation cost related to 23,158 nonvested awards. The cost is expected to be recognized over a weighted-average period of less than two years.

A summary of changes related to the Company’s nonvested inducement awards for the year ended December 31, 2011 follows:

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2011	—	—
Granted	43,606	$11.54
Vested	20,448	10.55
Forfeited or expired	—	—

Nonvested at December 31, 2011	23,158	$12.42

Stock Options

In addition to the Omnibus Incentive Plan discussed above, the Company has a Stock Option Plan (“SOP”) which provides for the issuance of options to directors, officers, and employees. The Company recorded stock compensation expense of $816 thousand, $94 thousand and $46 thousand as salary and employee benefits expense during the years ended December 31, 2011, 2010 and 2009, respectively. The Company adopted the SOP during 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. At December 31, 2011, the number of shares available for future awards was 16,500. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. The fair value of options granted are computed using option pricing models, using the following weighted-average assumptions as of grant date. The fair value of each option is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2011 or 2010 under the SOP. There were no options exercised or forfeited during the year ended December 31, 2011 and during the year ended December 31, 2010 all options for the SOP were forfeited or expired or cancelled in exchange for cash payments.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

During 2010 and 2011, 850,000 inducement options were issued to newly hired executive officers, of which 80,000 inducement options were awarded during the year ended December 31, 2011. These one-time inducement options were granted outside of the existing SOP plan and the Omnibus Incentive Plan. None of these options were exercised during 2011. These options have a three year vesting period. As of December 31, 2011, there was $1.4 million of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average period of less than three years.

May 6, 2011
Options granted	80,000
Estimated fair value of stock options granted	3.40
Risk-free interest rate	0.96%
Expected term	3 year
Expected stock price volatility	40.87%
Dividend yield	2.89%

The following table represents inducement option activity during the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at beginning of year January 1, 2011	770,000	$11.42
Granted	80,000	14.48
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of year December 31, 2011	850,000	$11.71	1.91

Fully vested and expected to vest	807,500	$11.12	1.91

Options exercisable at December 31, 2011	256,664	$11.42	1.86

During the year ended December 31, 2011, 68,569 shares were awarded as stock options from the Omnibus Incentive Plan. These options were awarded to Company and Bank directors in lieu of, or in combination with cash compensation for director services. No options were issued during the quarter ended December 31, 2011. The options become exercisable one-year from the date of grant. The options expire ten years from the date of grant. The fair value of options granted are computed using option pricing models, using the following weighted-average assumptions as of grant date. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2011, there was $133 thousand of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over a weighted-average period of less than 1 year.

June 20, 2011
Options granted	68,569
Estimated fair value of stock options granted	3.65
Risk-free interest rate	0.67%
Expected term	3 year
Expected stock price volatility	40.72%
Dividend yield	2.89%

The following table represents option activity under the Omnibus Incentive Plan during the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at beginning of year January 1, 2011	—	$—
Granted	68,569	15.81
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of year December 31, 2011	68,569	$15.81	0.47

Fully vested and expected to vest	65,141	$15.02	0.47

Options exercisable at December 31, 2011	—	—	—

Information related to the stock option plans during each year follows:

	2011	2010	2009
Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercises	—	—	—
Tax benefit realized from option exercises	—	—	—

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. At December 31, 2011, the intrinsic value of all options outstanding, fully vested and expected to vest and exercisable was zero as the closing stock price was lower than the exercise prices. ASC 718 and 505 require the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5% for senior management and the board of directors and 45% for all other employees. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

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

NOTE 3—EARNINGS/(LOSS) PER COMMON SHARE

Basic earnings/(loss) per common share were computed by dividing net income/(loss) available to common shareholders by the weighted average number of shares outstanding. Diluted earnings/(loss) per common share were computed by dividing net income/(loss) available to common shareholders by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options and restricted stock awards. Computations for basic and diluted earnings/(loss) available to common shareholders per common share are provided below.

	2011	2010	2009
Basic
Net income/(loss)	$(2,728)	$2,825	$(999)
Less: Dividends on preferred stock	(534)	(925)	(964)
Less: Imputed dividends	—	(35)	(39)

Net income/(loss) available to common shareholders	$(3,262)	$1,865	$(2,002)

Weighted average common shares outstanding	10,646,511	5,108,075	4,158,044

Basic earnings/(loss) per common share	$(0.31)	$0.37	$(0.48)

Diluted
Net income/(loss) available to common shareholders	$(3,262)	$1,865	$(2,002)

Weighted average common shares outstanding for basic earnings/(loss) per common share	10,646,511	5,108,075	4,158,044
Add: Dilutive effects of stock options	—	—	—
Add: Dilutive effects of stock awards	—	—	—
Add: Dilutive effects of warrants	—	—	—

Average shares and dilutive potential common shares	10,646,511	5,108,075	4,158,044

Diluted earnings/(loss) per common share	$(0.31)	$0.37	$(0.48)

There was a total of 918,569, 770,000 and 482,396 stock options and stock awards and 1,635,000, 1,635,000 and 0 warrants that were not considered in computing diluted earnings/(loss) per common share for the years ended December 31, 2011, 2010, and 2009 respectively, because they were anti-dilutive. All stock options and stock awards for the years ended December 30, 2011, 2010 and 2009 were anti-dilutive. They were anti-dilutive since the exercise prices were greater than the average market price of the common stock.

NOTE 4—FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Impaired Loans. The fair value of impaired loans with specific allocations of the allowance for loan losses based on collateral values is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. For the year ended December 31, 2011 and 2010, the Company experienced $4.1 million and $4.4 million in specific allowance allocation expense, respectively.

Other Real Estate Owned Assets. Other real estate owned assets “OREO” are recorded at the lower of cost or fair value less estimated costs to sell at the time of foreclosure. The fair value of real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. For the year ended December 31, 2011 and 2010, the Company experienced $4.8 million and $2.7 million in valuation allowance expense for those assets, respectively.

Assets Measured on a Recurring and Non Recurring Basis

Available-for-sale securities are measured at fair value on a recurring basis, impaired loans and real estate owned are measured at fair value on a non-recurring basis.

		Fair Value Measurements at December 31, 2011 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
Available-for-sale securities:
U.S. government-sponsored entities and agency securities (recurring)	$4,038	$—	$4,038	$—
Municipal securities (recurring)	5,713	—	5,713	—
Private label residential mortgage-backed securities (recurring)	91,862	—	—	91,862
Federal National Mortgage Association mortgage-backed securities (recurring)	3	—	3	—
Impaired loans: (non recurring)
Real estate 1-4 family first mortgage	6,893	—	—	6,893
Multi-family	1,638	—	—	1,638
Land	1,164	—	—	1,164
Other real estate owned assets: (non recurring)
Real estate 1-4 family first mortgage	8,224	—	—	8,224
Multi-family	2,480	—	—	2,480
Land	3,988	—	—	3,988

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011:

Private Label Residential Mortgage Backed Securities
Balance of recurring Level 3 private label residential mortgage-backed securities at January 1, 2011	$54,246
Total gains or losses (realized/unrealized):
Included in earnings—realized	2,700
Included in earnings—unrealized	—
Included in other comprehensive income	(6,102)
Purchases	107,123
Sales, issuances and settlements	(66,105)
Net transfers in and/or out of Level 3	—

Balance of recurring Level 3 private label residential mortgage-backed securities at December 31, 2011	$91,862

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

There were no significant transfers between Level 1 and Level 2 during 2011.

Impaired loans with specific allowance allocations measured for impairment using the fair value of the collateral for collateral dependent loans totaled $12.6 million and had a carrying amount of $9.7 million, net of specific allowance allocations of $2.9 million at December 31, 2011. At December 31, 2011, these impaired loans consisted of $6.9 million single-family loans, $1.6 million multi-family loans and land loans totaling $1.2 million.

Other real estate owned which is measured at fair value less costs to sell having a valuation, had a net carrying amount of $14.7 million, which is made up of the outstanding balance of $18.8 million, net of a valuation allowance of $4.1 million at December 31, 2011.

	Carrying Value	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
Available-for-sale securities:
U.S. government sponsored entities and agency securities (recurring)	$5,055	$—	$5,055	$—
Private label residential mortgage-backed securities (recurring)	54,246	—	—	54,246
Federal National Mortgage Association mortgage-backed securities (recurring)	3	—	3	—
Government National Mortgage Association securities (recurring)	5,486	—	5,486	—
Impaired loans: (non recurring)
Real estate 1-4 family first mortgage	11,415	—	—	11,415
Multi-family	8,421			8,421
Other revolving credit and installment	74			74
Other real estate owned assets: (non recurring)
Real estate 1-4 family first mortgage	3,273	—	—	3,273
Construction	2,493	—	—	2,493

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

Private Label Residential Mortgage Backed Securities
Balance of recurring Level 3 private label residential mortgage-backed securities at January 1, 2010	$47,131
Total gains or losses (realized/unrealized):	—
Included in earnings—realized	—
Included in earnings—unrealized	—
Included in other comprehensive income	1,590
Purchases	29,110
Sales, principal payments, issuances and settlements	(23,585)
Net transfers in and/or out of Level 3	—

Balance of recurring Level 3 private label residential mortgage-backed securities at December 31, 2010	$54,246

There were no significant transfers between Level 1 and Level 2 during 2010.

Impaired loans, with specific allowances allocations measured for impairment using the fair value of the collateral for collateral dependent loans totaled $10.0 million, had a carrying amount of $19.9 million, net of specific allowance allocations of $1.7 million at December 31, 2010.

Other real estate owned which is measured at fair value less costs to sell having a valuation allowance, had a net carrying amount of $5.8 million, which is made up of the outstanding balance of $9.2 million, net of a valuation allowance of $3.4 million at for the year ended December 31, 2010, resulting in expense of $2.7 million for the year ended December 31, 2010.

In accordance with ASC 825-10, the carrying amounts and estimated fair values of financial instruments, at December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$44,475	$44,475	$59,100	$59,100
Securities available-for-sale	101,616	101,616	64,790	64,790
FHLB stock	6,972	N/A	8,323	N/A
Loans receivable, net	775,609	777,053	678,175	690,229
Accrued interest receivable	3,569	3,569	3,531	3,531
Financial liabilities
Deposits	$786,334	$788,960	$646,308	$628,319
Advances from the FHLB	20,000	20,095	75,000	75,959
Accrued interest payable	217	217	225	225

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that re-price frequently and fully. The methods for determining the fair values for securities available for sale were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of long-term debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material (or is based on the current fees or costs that would be charged to enter into or terminate such arrangements) and is not presented.

NOTE 5—SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at December 31, 2011 and December 31, 2010, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2011
Available-for-sale
U.S. government-sponsored entities and agency securities	$4,000	$38	$—	$4,038
Municipal securities	5,641	88	(16)	5,713
Private label residential mortgage-backed securities	93,567	148	(1,853)	91,862
Federal National Mortgage Association (FNMA) mortgage-backed securities	3	—	—	3

Total securities available for sale	$103,211	$274	$(1,869)	$101,616

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2010
Available-for-sale
U.S. government-sponsored entities and agency securities	$5,036	$19	$—	$5,055
Private label residential mortgage-backed securities	49,933	4,545	(232)	54,246
Federal National Mortgage Association mortgage-backed securities	3	—	—	3
Government National Mortgage Association securities	5,402	84	—	5,486

Total securities available for sale	$60,374	$4,648	$(232)	$64,790

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

Total other-than-temporary impairment (OTTI) recognized in accumulated other comprehensive income/(loss) was $0 for securities available for sale at December 31, 2011 and 2010.

The proceeds from sales and calls of securities and the associated gross gains and losses are listed below:

	2011	2010	2009
Proceeds	$67,823	$4,525	$—
Gross Gains	3,008	3,274	—
Gross Losses	(120)	—	—

The tax expense related to these net realized gains and losses were $1,188 and $1,347 for 2011 and 2010.

The amortized cost and fair value of the available-for-sale securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Amortized Cost	Fair Value
Maturity
Available-for-sale
Within one year	$—	$—
One to five years	2,517	2,506
Five to ten years	6,264	6,371
Greater than ten years	860	874
Private label residential mortgage backed and FNMA mortgage-backed securities	93,570	91,865

Total	$103,211	$101,616

At December 31, 2011 and 2010, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Municipal securities	$1,072	$(16)	$—	$—	$1,072	$(16)
Private label residential mortgage-backed securities	64,911	(1,763)	8,145	(90)	73,056	(1,853)

Total available-for-sale	$65,983	$(1,779)	$8,145	$(90)	$74,128	$(1,869)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

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

As of December 31, 2011, the Company’s securities available for sale portfolio consisted of fifty-four securities, thirty-seven of which were in an unrealized loss position. The unrealized losses are related to the Company’s municipal securities and private label residential mortgage-backed securities as discussed below.

The Company’s private label residential mortgage-backed securities that are in an unrealized loss position had a fair value of $73.1 million with unrealized losses of $1.9 million at December 31, 2011. These non-agency private label residential mortgage-backed securities were rated AAA at purchase and are not within the scope of ASC 325. The Company monitors to insure it has adequate credit support and as of December 31, 2011, the Company believes there is no OTTI and it does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. Of the $101.6 million securities portfolio, $96.9 million were rated AAA, AA or A, and $4.7 million were rated BBB based on the most recent credit rating as of December 31, 2011. The Company considers the lowest credit rating for identification of potential OTTI. As interest rates fell to historic low levels which resulted in increases in market prices for its securities, the Company took the opportunity to divest several of its private label residential mortgage-backed securities that had been purchased in early 2011 and earlier periods. Some of the municipal bonds purchased were zero coupon bonds. Because of this feature, these zero coupon bonds traditionally trade at a significant discount to their par value and are not considered to be OTTI. Some of the municipal bonds purchased during 2011 were zero coupon bonds. Because of this feature, these zero coupon bonds traditionally trade at a significant discount to their par value and are not considered to be OTTI.

During the years ended December 31, 2011, 2010 and 2009 the Company determined that no securities were other-than-temporarily impaired.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

NOTE 6—LOANS

Loans at year end were as follows:

	December 31, 2011	December 31, 2010	December 31, 2009
Commercial:
Commercial and industrial	$9,019	$6,744	$6,782
Real estate mortgage	124,013	46,568	47,982
Multi-family	87,290	33,040	34,235
Land	2,375	14,828	16,020
Consumer:
Real estate 1-4 family first mortgage	546,760	568,854	633,118
Real estate 1-4 family junior lien mortgage	9,219	9,923	9,613
Other revolving credit and installment	8,604	11,031	11,370

Total	787,280	690,988	759,120
Less: Net deferred loan costs	1,109	1,824	2,262
Allowance for loan losses	(12,780)	(14,637)	(13,079)

Loans, net	$775,609	$678,175	$748,303

At December 31, 2011, the Company had a total of $382.0 million in interest only mortgage loans (including Green Account loans) and $23.4 million in loans with potential for negative amortization. At December 31, 2010, the Company had a total of $423.4 million in interest only mortgage loans (including Green Account loans) and $32.1 million in loans with potential for negative amortization. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization, however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

Activity in the allowance for loan losses is summarized as follows:

	2011	2010	2009
Balance at beginning of year	$14,637	$13,079	$18,286
Loans charged off	(7,512)	(7,531)	(22,505)
Recoveries of loans previously charged off	267	132	2
Provision for loan losses	5,388	8,957	17,296

Balance at end of year	$12,780	$14,637	$13,079

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

The following table presents the activity and balance in the allowance for loan losses and the recorded investment in loans, excluding accrued interest receivable and net deferred loan costs as they are not considered to be material, by portfolio segment and is based on the impairment method for the year ended as of December 31, 2011. Total accrued interest receivable and net deferred loan costs were $3.3 million and $1.1 million, respectively at December 31, 2011.

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- family	Land	Real Estate 1-4 family first mortgage	Real Estate 1-4 family junior lien mortgage	Other Revolving Credit and Installment	TOTAL
Allowance for loan losses:
Balance as of December 31, 2010	$50	$332	$2,389	$1,067	$10,191	$258	$350	$14,637
Charge-offs	—	—	(2,136)	(1,899)	(3,276)	(66)	(135)	(7,512)
Recoveries	—	—	68	24	165	—	10	267
Provision	78	1,666	1,220	1,044	1,555	(82)	(93)	5,388

Balance as of December 31, 2011	$128	$1,998	$1,541	$236	$8,635	$110	$132	$12,780

Individually evaluated for impairment	$—	$—	$663	$236	$2,815	$—	$—	$3,714
Collectively evaluated for impairment	128	1,998	878	—	5,820	110	132	9,066

Total ending allowance balance	$128	$1,998	$1,541	$236	$8,635	$110	$132	$12,780

Loans:
Loans individually evaluated for impairment	$—	$—	$5,001	$1,887	$20,650	$—	$—	$27,538
Loans collectively evaluated for impairment	9,019	124,013	82,289	488	526,110	9,219	8,604	759,742

Total ending loans balance	$9,019	$124,013	$87,290	$2,375	$546,760	$9,219	$8,604	$787,280

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

The following table presents the activity and balance in the allowance for loan losses and the recorded investment in loans, excluding accrued interest receivable and net deferred loan costs as they are not considered to be material, by portfolio segment and is based on the impairment method for the years ended December 31, 2009, 2010 and 2011. Total accrued interest receivable and net deferred loan costs totaled $3.3 million and $1.1 million and $3.2 million and $1.8 million at December 31, 2011, and 2010, respectively.

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- family	Land	Real Estate 1-4 family first mortgage	Real Estate 1-4 family junior lien mortgage	Other Revolving Credit and Installment	TOTAL
Balance as of December 31, 2009	$17	$742	$1,474	$1,348	$8,787	$412	$299	$13,079
Charge-offs	—	—	—	(2,695)	(4,747)	(47)	(42)	(7,531)
Recoveries	—	—	—	6	92	14	20	132
Provision	33	(410)	915	2,408	6,059	(121)	73	8,957

Balance as of December 31, 2010	$50	$332	$2,389	$1,067	$10,191	$258	$350	$14,637

Individually evaluated for impairment	$—	$—	$2,084	$—	$2,235	$—	$44	$4,363
Collectively evaluated for impairment	50	332	305	1,067	7,956	258	306	10,274

Total ending allowance balance	$50	$332	$2,389	$1,067	$10,191	$258	$350	$14,637

Loans:
Loans individually evaluated for impairment	$14	$2,310	$10,466	$9,715	$27,297	$—	$113	$49,915
Loans collectively evaluated for impairment	6,730	44,258	22,574	5,113	541,557	9,923	10,918	641,073

Total ending loans balance	$6,744	$46,568	$33,040	$14,828	$568,854	$9,923	$11,031	$690,988

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD	Cash Basis Interest Recognized YTD
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Real estate mortgage	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Land	487	488	—	493	28	28
Consumer:
Real estate 1-4 family first mortgage	6,849	6,915	—	6,872	92	39
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	—	2	—	74	19	—
With an allowance recorded:
Commercial:
Commercial and industrial	—	—	—	—	—	—
Real estate mortgage	—	—	—	—	—	—
Multi-family	5,001	5,013	663	5,030	134	43
Land	1,400	1,686	236	1,608	—	—
Consumer:
Real estate 1-4 family first mortgage	13,801	13,964	2,815	13,831	402	218
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	—	—	—	—	—	—

Total	$27,538	$28,068	$3,714	$27,908	$675	$328

Impaired loans were as follows:

	2011	2010
Unpaid Principal Balance
Year End loans with no allocated allowance for loan losses	$7,336	$25,979
Year End loans allocated allowance for loan losses	20,202	23,936

Total	27,538	49,915

Amount of the allowance for loan losses allocated	$3,714	$4,363

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

The following table presents information for impaired loans as of December 31:

	2011	2010	2009
Average of individually impaired loans during the period	$38,305	$33,662	$47,214
Interest income recognized during impairment	675	1,998	820
Cash-basis interest income recognized	328	1,091	595

The recorded investment in loans excludes accrued interest receivable and deferred loan origination fees and costs, net. For purposes of this disclosure, the unpaid principal balance is reduced for net charge-offs.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD	Cash Basis Interest Recognized YTD
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Real estate mortgage	2,310	2,359	—	2,201	27	—
Multi-family	—	—	—	32	3	—
Land	9,715	10,625	—	4,952	385	171
Consumer:
Real estate 1-4 family first mortgage	13,934	14,643	—	16,711	273	124
Real estate 1-4 family junior lien mortgage	—	—	—	161	—	—
Other revolving credit and installment	20	21	—	40	3	—
With an allowance recorded:
Commercial:
Commercial and industrial	—	—	—	—	—	—
Real estate mortgage	—	—	—	—	—	—
Multi-family	10,466	8,421	2,084	8,696	808	696
Land	—	—	—	7,240	250	37
Consumer:
Real estate 1-4 family first mortgage	13,362	11,415	2,235	16,415	237	63
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	108	74	44	100	12	—

Total	$49,915	$47,558	$4,363	$56,548	$1,998	$1,091

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

Nonaccrual loans and loans past due 90 days or more still on accrual were as follows:

	December 31, 2011	December 31, 2010
Loans past due over 90 days or more still on accrual	$—	$—
Nonaccrual loans The Company maintains specific allowance allocations for these loans of $2,959 in 2011 and $3,423 in 2010	$19,254	$38,830

Nonaccrual loans consist of the following:

	December 31, 2011	December 31, 2010
Commercial:
Commercial and industrial	$—	$—
Real estate mortgage	—	—
Multi-family	3,090	8,502
Real estate construction	—	—
Land	1,887	9,715
Consumer:
Real estate 1-4 family first mortgage	14,272	20,611
Real estate 1-4 family junior lien mortgage	—	—
Other revolving credit and installment	5	2

Total	$19,254	$38,830

Nonaccrual loans at December 31, 2011 and 2010 of $16.3 million and $35.4 million were net of specific allowance allocations of $2.9 million and $3.4 million, respectively.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011, excluding accrued interest receivable and net deferred loans costs which are not considered to be material by class of loans. Total accrued interest receivable and net deferred loans costs were $3.3 million and $1.1 million respectively at December 31, 2011.

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Gross Financing Receivables	Considered Current That Have been Modified in Previous Year
December 31, 2011
Commercial:
Commercial and industrial	$—	$—	$—	$—	$9,019	$9,019	$—
Real estate mortgage	291	—	—	291	123,722	124,013	—
Multi-family	—	—	—	—	87,290	87,290	—
Land	—	—	1,400	1,400	975	2,375	487
Consumer:
Real estate 1-4 family first mortgage	8,133	2,536	6,385	17,054	529,706	546,760	3,760
Real estate 1-4 family junior lien mortgage	—	—	—	—	9,219	9,219	—
Other revolving credit and installment	4	—	5	9	8,595	8,604	—

Total	$8,428	$2,536	$7,790	$18,754	$768,526	$787,280	$4,247

The following table displays the Company’s non-performing and performing substandard loan portfolio (using effective balance).

	December 31, 2011
	# of Loans	Balance
Substandard Loans:
Non-Performing	16	$7,788

Performing:
TDR	22	13,271
Rated substandard due to borrower relationship to distressed loans	13	7,811
Rated substandard due to other credit factors	7	3,660

Total Performing:	42	$24,742
Total Substandard Loans	58	$32,530

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010, excluding accrued interest receivable and net deferred loans costs which are not considered to be material by class of loans. Total accrued interest receivable and net deferred loans costs were $3.2 million and $1.8 million, respectively at December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Financing Receivables	Considered Current That Have been Modified in Previous Year
December 31, 2010
Commercial:
Commercial and industrial	$—	$—	$—	$—	$6,744	$6,744	$—
Real estate mortgage	665	—	—	665	45,903	46,568	14
Multi-family	540	—	—	540	32,500	33,040	—
Land	2,538	—	7,582	10,120	4,708	14,828	—
Consumer:
Real estate 1-4 family first mortgage	17,125	9,945	13,518	40,588	528,266	568,854	3,702
Real estate 1-4 family junior lien mortgage	698	—	—	698	9,225	9,923	—
Other revolving credit and installment	4	2	2	8	11,023	11,031	111

Total	$21,570	$9,947	$21,102	$52,619	$638,369	$690,988	$3,827

Troubled Debt Restructurings:

The Company has allocated $2.1 million and $3.1 million of specific allowance allocations to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and 2010. The Company did not have any commitments to lend to customers with outstanding loans that are classified as troubled debt restructurings as of December 31, 2011 and 2010.

During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 12 months to 10 years and/or extension of the maturity dates.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial:
Commercial and industrial	—	$—	$—
Real estate mortgage	—	—	—
Multi-family	—	—	—
Land	—	—	—
Consumer:
Real estate 1-4 family first mortgage	4	4,685	4,477
Real estate 1-4 family junior lien mortgage	—	—	—
Other revolving credit and installment	—	—	—

Total	4	$4,685	$4,477

The troubled debt restructurings described above increased the allowance for loan losses by $236 thousand during the year ended December 31, 2011 and resulted in no charge-offs.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial:
Commercial and industrial	—	$—	$—
Real estate mortgage	—	—	—
Multi-family	—	—	—
Land	—	—	—
Consumer:
Real estate 1-4 family first mortgage	7	3,755	3,046
Real estate 1-4 family junior lien mortgage	—	—	—
Other revolving credit and installment	—	—	—

Total	7	$3,755	$3,046

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $689 thousand and resulted in no charge offs during the year ended December 31, 2011.

The terms of certain other loans were modified during the period ended December 31, 2011 that did not meet the definition of a troubled debt restructure. These loans have a total recorded investment as of December 31, 2011 of $2.6 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. Certain loans which were modified during the year ended December 31, 2011 and did not meet the definition of a troubled debt restructuring did not have any delays in payment.

Troubled debt restructured loans consist of the following:

	December 31, 2011	December 31, 2010	December 31, 2009
Commercial:
Commercial and industrial	$—	$14	$—
Real estate mortgage	—	—	—
Multi-family	3,090	8,502	8,502
Land	487	5,066	5,847
Consumer:
Real estate 1-4 family first mortgage	14,613	12,443	7,817
Real estate 1-4 family junior lien mortgage	—	—	—
Other revolving credit and installment	2	111	108

Total	$18,192	$26,136	$22,274

Troubled debt restructured loans at December 31, 2011, 2010 and 2009 totaling $16.1 million, $23.1 million and $18.8 million were net of specific allowance allocations of $2.1 million, $3.1 million and $3.5 million, respectively.

Certain loans which were modified during the year ended December 31, 2011 and did not meet the definition of a troubled debt restructuring did not have any delays in payment.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company performs an

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

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

The following table displays the Company’s risk categories as of December 31, 2011.

	Pass	Special Mention	Substandard	Doubtful	Not Rated	TOTAL
Commercial:
Commercial and industrial	$9,019	$—	$—	$—	$—	$9,019
Real estate mortgage	108,841	11,463	3,709	—	—	124,013
Multi-family	81,792	497	5,001	—	—	87,290
Land	488	—	1,887	—	—	2,375
Consumer:
Real estate 1-4 family first mortgage	498,794	26,381	21,585	—	—	546,760
Real estate 1-4 family junior lien mortgage	8,177	698	344	—	—	9,219
Other revolving credit and installment	8,385	215	4	—	—	8,604

Total	$715,496	$39,254	$32,530	$—	$—	$787,280

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

The following table displays the Company’s risk categories as of December 31, 2010.

	Pass	Special Mention	Substandard	Doubtful	Not Rated	TOTAL
Commercial:
Commercial and industrial	$6,244	$500	$—	$—	$—	$6,744
Real estate mortgage	34,882	4,431	2,310	—	4,945	46,568
Multi-family	18,085	1,965	8,502	—	4,488	33,040
Land	4,376	1,071	9,381	—	—	14,828
Consumer:
Real estate 1-4 family first mortgage	467,970	27,341	22,771	—	50,772	568,854
Real estate 1-4 family junior lien mortgage	9,044	863	—	—	16	9,923
Other revolving credit and installment	9,290	180	108	—	1,453	11,031

Total	$549,891	$36,351	$43,072	$—	$61,674	$690,988

The following table presents loans purchased and/or sold during the year ended December 31, 2011 by portfolio segment:

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- family	Land	Real Estate 1-4 family first mortgage	Real Estate 1-4 family junior lien mortgage	Other Revolving Credit	TOTAL
Purchases	$—	$—	$58,027	$—	$—	$—	$—	$58,027
Sales	—	—	—	—	—	—	—	—

The Company purchased the above loans during the fourth quarter of 2011 at a net premium of $1.7 million. Loans purchased during 2010 and 2009 were not material. For those purchased loans disclosed above, the Company did not incur any allowances for loan losses during 2011, 2010 and 2009. No allowances for loan losses were reversed during 2011, 2010 or 2009. The Company anticipates that it was probable at acquisition that all contractually required payments would be collected.

NOTE 7—OTHER REAL ESTATE OWNED

Activity in the other real estate owned valuation allowance was as follows:

	2011	2010	2009
Beginning of year	$3,379	$700	$—
Additions charged to expense	4,843	2,679	700
Net direct write-downs	(4,141)	—	—

End of year	$4,081	$3,379	$700

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

Expenses related to foreclosed assets included in loan servicing and foreclosure expenses on the consolidated statements of operations are as follows:

	2011	2010	2009
Net loss on sales	$760	$332	$79
Operating expenses, net of rental income	$1,176	$841	$877

	$1,936	$1,173	$956

Other real estate owned sold on contract	$1,145	$1,147	$1,002

Deferred gain on other real estate sold on contract	$50	$52	$54

NOTE 8—LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	Contract Amount
	December 31, 2011		December 31, 2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$1,000	$579	$—	$1,160
Unused lines of credit	6,249	36,472	4,761	44,679
Standby letters of credit	10	10	10	10

Commitments to make loans are generally made for periods of 30 days or less.

Financial instruments that potentially subject the Bank to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, and loans. At December 31, 2011 and December 31, 2010, the Bank had interest-bearing deposit accounts with balances totaling approximately $37.7 million and $53.7 million, respectively, in other financial institutions.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

NOTE 9—PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Land and improvements	$1,638	$1,638
Buildings	8,363	6,058
Furniture, fixtures, and equipment	4,753	3,432
Leasehold improvements	1,714	1,082
Construction in process	618	0

Total	17,086	12,210
Less accumulated depreciation and amortization	(6,501)	(5,866)

Premises and equipment, net	$10,585	$6,344

Depreciation expense was $650, $390, and $446 for 2011, 2010, and 2009, respectively.

Pursuant to the terms of non cancelable lease agreements in effect at December 31, 2011 pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows, before considering renewal options that generally are present.

2012	$2,107
2013	2,184
2014	2,085
2015	2,009
2016	2,088
2017 and thereafter	5,969

Total	$16,442

Total rent expense for the years ended December 31, 2011, 2010, and 2009 amounted to $608 thousand, $372 thousand, and $373 thousand, respectively.

NOTE 10—DEPOSITS

Certificate of deposit accounts with balances of $100 thousand or more totaled $336.9 million and $216.8 million at December 31, 2011 and 2010, respectively. There were no brokered certificates of deposit at December 31, 2011 and 2010. The Bank has agreed with its primary regulator to limit future brokered deposit balances to no more than $20.0 million.

The scheduled maturities of time deposits at December 31, 2011 are as follows:

2012	$338,162
2013	86,527
2014	31,067
2015	8,847
2016	5,280

Total	$469,883

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

NOTE 11—FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2011, all of the Bank’s advances from the FHLB are fixed and had interest rates ranging from 1.66% to 1.85% with a weighted average rate of 1.79%. At December 31, 2010, the fixed interest rates on the Bank’s advances from the FHLB ranged from 1.66% to 3.84% with a weighted average rate of 3.02%. The contractual maturities by year of the Bank’s advances are as follows at year end:

	2011	2010
2011	—	55,000
2012	20,000	20,000

Total advances	$20,000	$75,000

Each advance is payable at its maturity date. A $10 million advance matured in January 2012 and another $10 million advance will mature in July 2012. Advances paid early are subject to a prepayment penalty. At December 31, 2011 and 2010, the Bank’s advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $272.1 million and $321.4 million, respectively, and the Bank’s investment of capital stock of the FHLB of San Francisco of $7.0 million and $8.3 million. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $130.3 million at December 31, 2011. In addition, the Company has an available line of credit totaling $117.1 million with the Federal Reserve Bank at December 31, 2011.

NOTE 12—EMPLOYEE BENEFIT PLANS

The Bank has a 401(k) plan whereby substantially all employees participate in the plan. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Bank makes matching contributions, to be determined annually by the Board of Directors, on the first 4% of the employee’s compensation contributed to the plan. Matching contributions vest to the employee at the end of the calendar year in which the contribution was made. For the years ended December 31, 2011, 2010 and 2009, expense attributable to the plan amounted to $170 thousand, $148 thousand and $128 thousand.

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

NOTE 13—EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

The Bank maintains an ESOP for the benefit of its employees. The Company issued 423,200 shares of common stock to the ESOP in exchange for a ten-year note in the amount of approximately $5.1 million. The $5.1 million for the ESOP purchase was borrowed from the Company. The ten-year note was paid in full at December 31, 2011.

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

During 2011, 2010 and 2009, 42,320 shares of stock with an average fair value of $14.29, $10.75, and $6.85 per share were committed to be released, resulting in ESOP compensation expense of $605 thousand, $455 thousand, and $290 thousand, respectively for each year. During 2011, 2010 and 2009, 1,861, 144 and 3,289 shares were forfeited. Per the terms of the ESOP plan, the forfeited shares were sold out of the plan and the proceeds were used to reduce the Company’s contribution resulting in a reduction of compensation expense. Shares held by the ESOP at December 31, 2011 and 2010 are as follows:

Shares held by the ESOP were as follows:

	2011	2010
Allocated shares to participants	354,399	312,079
Unearned shares	—	42,320

Total ESOP shares	354,399	354,399

Fair value of unearned shares at year end	$—	$562

NOTE 14—PREFERRED STOCK

During the first quarter of 2011, the Company entered into an Agreement with the U.S. Department of the Treasury for the repurchase of 280,795 common stock warrants issued to the Treasury in 2008 in connection with the issuance of preferred stock to Treasury pursuant to the TARP Capital Purchase Program; the Company redeemed that preferred stock in 2010. These warrants had a strike price of $10.31 and were repurchased for $1.0 million in the first quarter of 2011.

On August 30, 2011, the Company issued 32,000 shares of preferred stock to the U.S. Treasury and received $32.0 million of capital under the “SBLF” Small Business Loan Fund Program. Of this, $28.8 million was contributed as capital to Pacific Trust Bank to facilitate small business lending. The shares of preferred stock have a dividend and liquidation preference over our common stock. The dividend rate will fluctuate based upon the extent to which we increase our lending to small businesses. Initially, the annual dividend rate under the SBLF program will not exceed 5%, but may increase to as high as 9% after 4.5 years if the Company has not repaid its SBLF funding by that time.

NOTE 15—INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	2011	2010	2009
Current tax provision
Federal	$(2,245)	$1,589	$(1,798)
State	—	648	—

	(2,245)	2,237	(1,798)
Deferred tax (benefit) expense
Federal	457	(885)	199
State	163	(316)	(96)

	620	(1,201)	103

Change in Valuation Allowance	1,329	—	—

Income tax expense (benefit)	$(296)	$1,036	$(1,695)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

The reasons for the differences between the statutory federal income tax rate and the effective tax rates are summarized as follows:

	2011	2010	2009
Statutory federal tax rate	(34.0)%	34.0%	(34.0)%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	3.6	5.7	(2.4)
California housing fund investment	(12.8)	(11.3)	(16.1)
Bank owned life insurance	(3.4)	(1.9)	(4.7)
Change in valuation allowance	43.9	—	—
Other, net	(7.1)	0.3	(5.7)

Effective tax rates	(9.8)%	26.8%	(62.9)%

The components of the net deferred tax asset, included in other assets, are as follows:

	2011	2010
Deferred tax assets
Allowance for loan losses	$5,260	$6,031
Section 475 mark-to-market adjustment	—	1,817
Stock Option Plan	364	28
Deferred California tax	1	348
Investment in Partnership	135	125
Depreciation	14	83
AMT and general business credit carryforward	1,038	—
OREO write-downs	1,679	1,390
RRP Plan	56	—
Nonaccrual loans	469	—
California net operating loss	945	407
Net unrealized loss on securities available for sale	656	—
Other	312	398

	10,929	10,627
Deferred tax liabilities
Deferred loan costs	(457)	(751)
FHLB stock dividends	(567)	(677)
Net unrealized loss on securities available for sale	—	(1,817)
Section 475 mark-to-market adjustment	(683)	—
RRP Plan	—	(58)
Other	(250)	(205)

	(1,957)	(3,508)

Valuation allowance	(1,329)	—

Net deferred tax asset	$7,643	$7,119

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. A valuation allowances is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. Each quarter, the Company reviews its analysis of whether a valuation allowance should be recorded against its net deferred tax assets. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire net deferred tax asset will not be realized. The determination of whether a net deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, the Company believes that the realization of all but approximately 15% of the recognized net deferred tax asset (DTA) at December 31, 2011 is more likely than not based upon available tax planning strategies and expectations as to future taxable income. At December 31, 2011, the Company had a net deferred tax asset of $7.6 million, net of a $1.3 million valuation allowance.

As a result of net losses incurred in 2011 and 2009, the Company is in a three-year cumulative pretax loss position at December31, 2011. This three-year cumulative loss position is considered significant negative evidence in assessing the need to establish a valuation allowance for the net DTA. The Company has concluded that there is sufficient positive evidence to overcome the majority of this negative evidence. While significant positive evidence is present, management believes that given the weight of the evidence from the three-year cumulative loss it is appropriate to establish a $1.3 million DTA valuation allowance as of December 31, 2011. The positive evidence includes the fact that the cumulative pre-tax loss was a result of the Company’s discontinued builder lending business. The Company believes that the losses incurred in 2009 and 2011 were primarily due to its construction lending and land loan program which is no longer a part of the Company’s business strategy since 2008. The majority of loan losses during 2007 through 2011 were specifically tied to six construction and land loans. Of these, two are no longer on the books and the other four have been foreclosed on and are actively listed OREO properties. The remaining balance of construction lending and land loans totals approximately $5 million as of December 31, 2011 and none are considered to be nonperforming.

Management believes that these facts provide evidence indicating that further losses from this previous lending program are not likely to approach the historical loss levels; for 2012, with the recent loan growth in 2011, the Company has built its net interest margin to an earnings rate that achieves the 2012 budget, and the Company forecasts sufficient taxable income in the next three years (2012 – 2014) to utilize at least 85% of the net DTA balance as of December 31, 2011. The 2012 to 2014 forecast assumes similar trends in asset quality improvement as experienced by the Company in 2011 and by the banking industry at large. The banking industry has seen some expansion in net interest income and increased profitability in 2011 due to lower provisions for loan losses due to reductions in nonperforming loans. The large amount of excess capital the Company maintains as of December 31, 2011 allows it to take advantage of future loan funding opportunities while many other banks find themselves constrained by asset concentration and regulatory capital limits. The Company expects future earnings to improve significantly when compared to its 2011 results. Recent events point to a stabilization and eventual increase in earnings fundamentals. This includes the launch of the Company’s commercial real estate lending platform as well as the re-launch of the Company’s residential lending platform and the opening of new branches to support deposit growth. As a result, the Company believes that with $119 million in new capital and the introduction of a new management team, the Company’s core earnings fundamentals have shifted to the positive given the drive for organic growth and management believes the Company will be able to generate

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

sufficient taxable income in 2012-2014 to utilize at least 85% of the net DTA as of December 31, 2011, and as such, the 15% DTA valuation allowance established as of December3 31, 2011 is deemed sufficient. Despite the DTA valuation allowance, the deferred tax assets remain available to offset future taxable income. The DTA valuation allowance may be reversed to income in future years to the extent the related deferred tax assets are realized or the DTA valuation allowance is no longer required.

At December 31, 2011, California net operating loss carryforwards total $13.2 million and will begin to expire in 2032, if unused. As of December 31, 2011, AMT Tax credit carryforwards total $104 thousand and they do not expire. As of December 31, 2011, general business credits total $934 thousand and will begin to expire in 2027, if unused.

NOTE 16—REGULATORY CAPITAL MATTERS

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2011, the Bank met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2011 and 2010, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. In 2011 the Bank committed to its regulatory agency to maintain core and risk-based capital ratios of 8.0% and 12.0%, respectively, while the Bank is facing adverse market conditions.

Actual and required capital amounts and ratios are presented below at year-end.

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital (to risk- weighted assets)	$137,913	18.56%	$59,447	8.00%	$74,309	10.00%
Tier 1 capital (to risk- weighted assets)	128,847	17.34	29,724	4.00	44,585	6.00
Tier 1 (core) capital (to adjusted tangible assets)	128,847	13.08	39,409	4.00	49,261	5.00
December 31, 2010
Total capital (to risk- weighted assets)	$103,652	16.17%	$51,296	8.00%	$64,121	10.00%
Tier 1 capital (to risk- weighted assets)	95,637	14.92	25,648	4.00	38,472	6.00
Tier 1 (core) capital (to adjusted tangible assets)	95,637	11.14	34,340	4.00	42,925	5.00

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

Regulatory capital components at December 31, 2011 and 2010 for the Bank are presented below. As a savings and loan holding company, the Company is not currently subject to regulatory capital requirements at the holding company level.

	Bank
	2011	2010
December 31, 2011
Total shareholder’s equity	$127,912	$98,340
Added(deduct)
Qualifying trust preferred securities	—	—
Accumulated other comprehensive loss / (income)	935	(2,599)
Intangible assets	—	—
Disallowed capitalized mortgage loan servicing rights	—	—
Disallowed deferred tax assets	—	(104)
Other	—	—

Tier 1 capital	128,847	95,637
Qualifying trust preferred securities	—	—
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	9,066	8,015

Total risk-based capital	$137,913	$103,652

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes that this test is met at December 31, 2011.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. For 2012, the Bank had $1.8 million plus any net profits generated in 2012 available to pay dividends to the Company.

NOTE 17—RELATED-PARTY TRANSACTIONS

The Company has granted loans to certain officers and directors and their related interests.

Activity in the loan accounts of officers and directors and their related interests follows for the year ended December 31, 2011:

Balance at beginning of year	$3
Loans originated	—
Principal repayments	—

Balance at end of year	$3

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

Deposits from principal officers, directors, and their related interests at year-end 2011 and 2010 were $2.2 million and $3.3 million, respectively.

NOTE 18—OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income/(loss) components and related taxes were as follows:

	2011	2010	2009
Unrealized holding gains/(losses) on securities available for sale	$(3,123)	$4,857	$2,478
Less: Reclassification adjustments for (gains)/losses recognized in income	(2,888)	(3,274)	—

Net unrealized gains (losses)	(6,011)	1,583	2,478
Tax effect	2,473	(651)	(1,020)

Other comprehensive income (loss)	$(3,538)	$932	$1,458

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

NOTE 19—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31
2011
Interest income	$8,949	$8,582	$8,823	$8,823
Interest expense	1,794	1,574	1,339	1,330

Net interest income	7,155	7,008	7,484	7,493
Provision for loan losses	0	451	823	4,114
Noninterest income	767	1,635	2,012	499
Noninterest expense	6,816	5,999	7,661	11,213

Income/(loss) before income taxes	1,106	2,193	1,012	(7,335)
Income tax expense/(benefit)	413	644	368	(1,721)

Net income/(loss)	$693	$1,549	$644	$(5,614)
Dividends on preferred stock	0	0	138	396

Net income/(loss) available to common shareholders	$693	$1,549	$506	$(6,010)

Basic earnings/(loss) per common share	$0.07	$0.16	$0.04	$(0.52)

Diluted earnings/(loss) per common share	$0.07	$0.16	$0.04	$(0.52)

2010
Interest income	$10,519	$9,990	$10,638	$9,797
Interest expense	3,179	2,965	2,499	2,145

Net interest income	7,340	7,025	8,139	7,652
Provision for loan losses	2,214	5,634	781	328
Noninterest income	367	364	454	3,694
Noninterest expense	4,259	4,925	3,846	9,187

Income (loss) before income taxes	1,234	(3,170)	3,966	1,831
Income tax expense/(benefit)	359	(713)	934	456

Net income (loss)	$875	$(2,457)	$3,032	$1,375
Dividends on preferred stock	250	251	251	208

Net income/(loss) available to common shareholders	$625	$(2,708)	$2,781	$1,167

Basic earnings/(loss) per common share	$0.15	$(0.65)	$0.66	$0.15

Diluted earnings/(loss) per common share	$0.15	$(0.65)	$0.66	$0.15

The increase in provision for loan losses during the fourth quarter of 2011 resulted from three factors, (a) $84.0 million increase in gross loan balances, the majority of which are commercial real estate loans, (b) further deterioration of legacy problem loans requiring the establishment of additional reserves and (c) additions to the general allowance given the decline in real estate values evident during the fourth quarter of 2011.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

The second and third quarters of 2011 reflected higher non-interest income that resulted from the sale of investment securities. The second quarter sales were from the sale of previously impaired securities that were sold at a gain. The third quarter sales included the sale of numerous private label residential mortgage backed securities that were sold at a gain.

The increase in noninterest expense during the fourth quarter of 2011 resulted from three factors, (a) an increase in salaries and benefits due the accrual of $1.2 million in staff incentives and bonuses, increase in personnel and the payment of director fees; (b) a $1.6 million increase in valuation allowances for OREO reflecting largely from the deterioration in values of foreclosed development properties and land; (c) increased occupancy and advertising expenses due to growth and expansion; and (d) cost of strategic initiatives, including acquisition related expenses.

The increase in provision for loan losses during the second quarter of 2010 related to the deterioration of four loans, including two land development and land loan properties that are now OREO.

The fourth quarter of 2010 reflected higher non-interest income that resulted from the sale of previously impaired securities that were sold at a gain.

The increase in noninterest expense during the fourth quarter of 2010 resulted from three factors, (a) an increase in salaries and benefits due to change of control payments resulting from the recapitalization of the Company in November 2010; (b) an increase in valuation allowances for OREO reflecting largely from the deterioration in values of foreclosed properties; and (c) loss on sale of REO.

NOTE 20—PARENT COMPANY CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2011 and 2010

	2011	2010
ASSETS
Cash and cash equivalents	$44,717	$38,053
Securities available-for-sale	1,813	—
ESOP loan	—	507
Accrued interest receivable	3	—
Escrow deposit	3,570	—
Other real estate owned	1,593	—
Other assets	7,728	418
Investment in bank subsidiary	127,912	98,340

Total assets	$187,336	$137,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses and other liabilities	$2,841	$1,309
Shareholders’ equity	184,495	136,009

Total liabilities and shareholders’ equity	$187,336	$137,318

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

CONDENSED STATEMENTS OF OPERATIONS

For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Income
Dividends from subsidiary	$—	$—	$—
Interest income on ESOP loan	28	56	84
Interest income on deposits in other financial institutions	130	121	243
Interest income on securities	360	—	—
Net gain/(loss) on sales of securities available-for-sale	(629)	3,092	—

Total income	(111)	3,269	327
Other expenses
Other operating expense	2,925	969	347

Income/(loss) before income taxes and equity in undistributed earnings/(excess distributions) of bank subsidiary	(3,036)	2,300	(20)
Income tax expense/(benefit)	309	622	(8)

Income/(loss) before equity in undistributed earnings/(excess distributions) of bank subsidiary	(3,345)	1,678	(12)
Equity in undistributed earnings/(excess distributions) of bank subsidiary	617	1,147	(987)

Net income/(loss)	$(2,728)	$2,825	$(999)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities
Net income/(loss)	$(2,728)	$2,825	$(999)
Adjustments to reconcile net income/(loss) to net cash from operating activities:
Equity in (undistributed earnings) excess distributions of bank subsidiary	(617)	(1,147)	987
Net accretion of securities	(104)	—	—
Net (gain)/loss on sales of securities available-for-sale	629	—	—
Increase in valuation allowances on other real estate owned	300	—	—
Change in other assets and liabilities	(14,488)	672	(42)

Net cash from operating activities	(17,008)	2,350	(54)
Cash flows from investing activities
Proceeds from principal repayments of securities available-for-sale	2,662	—	—
Proceeds from sales of securities available-for-sale	12,518	—	—
Purchases of securities available-for-sale	(17,525)	—	—
Capital contribution to bank subsidiary	(28,800)	(11,000)	(8,000)
Proceeds from ESOP loan payments	507	508	508

Net cash from investing activities	(30,638)	(10,492)	(7,492)
Cash flows from financing activities
Repurchase of preferred stock, net of costs	—	(19,300)	—
Redemption of warrants, TARP	(1,003)	—	—
Issuance of warrants, net of costs	—	3,172	(13)
Net proceeds from issuance of common stock	26,542	52,860	—
Net proceeds from issuance of preferred stock	31,935	—	—
Purchase of treasury stock	(55)	(5)	(45)
Tax effect of ESOP	256	—	—
Tax effect of options redeemed	147	—	—
Dividends paid on common stock	(2,978)	(1,715)	(1,554)
Dividends paid on preferred stock	(534)	(925)	(964)

Net cash from financing activities	54,310	34,087	(2,576)

Net change in cash and cash equivalents	6,664	25,945	(10,122)
Beginning cash and cash equivalents	38,053	12,108	22,230

Ending cash and cash equivalents	$44,717	$38,053	$12,108

NOTE 21—MERGER AGREEMENTS AND OTHER EVENTS

On June 3, 2011, the Company entered into a definitive agreement to acquire all of the outstanding stock of Gateway Bancorp, the holding company for Gateway Business Bank for an aggregate purchase price of up to $17 million in cash, subject to adjustment for failure to deliver a certain minimum amount of regulatory Tier I

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

Capital. The closing of the transaction is subject to the satisfaction of certain conditions, including the receipt of all necessary or advisable regulatory approvals. No assurance can be given as to when or whether these approvals will be received. The success of our pending acquisition of Gateway Bancorp will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of Pacific Trust Bank (sometimes referred to below as the “Bank”) and Gateway Business Bank in a manner that does not materially disrupt the existing customer relationships of either institution or result in decreased revenues from our respective customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. The acquisition will be accounted for under the acquisition method of accounting and is expected to close in 2012, subject to regulatory approvals and certain conditions. No assurance can be given as to when or whether these approvals will be received and conditions will be met. The Company has incurred $1.3 million of costs related to this acquisition that would be expensed if the transaction does not close.

On July 27, 2011, the underwriters of the Company’s public offering of voting common stock completed on June 28, 2011 partially exercised their 30-day overallotment option, resulting in the issuance of an additional 35,000 shares. Together with the 1,583,641 shares the Company issued on June 28, 2011, the Company issued a total of 1,618,641 shares of voting common stock in the underwritten public offering, at a price to the public of $15.50 per share ($14.6475 per share, net of underwriting discounts and commissions), for gross proceeds of approximately $25.1 million.

As a result of the underwriters’ exercise of the overallotment option, St. Cloud Capital Partners II, L.P. and TCW Shared Opportunities Fund V, L.P., each an existing shareholder of the Company (the “Existing Investors”), purchased from the Company an aggregate of 4,583 additional shares of voting common stock. Together with the 207,360 shares issued to the Existing Investors on June 28, 2011, the Company issued a total of 211,943 shares of voting common stock to the Existing Investors in the separate registered offering made directly to them by the Company pursuant to their existing contractual rights, at a price of $14.6475 per share (the same price per share as offered to the public in the underwritten public offering, net of underwriting discounts and commissions), for gross proceeds of approximately $3.1 million. The combined net proceeds of the offerings to the Company, after deducting underwriting discounts and commissions for the underwritten public offering and expenses, were approximately $27.0 million.

On August 30, 2011, the Company entered into a definitive merger agreement with Beach Business Bank, providing for the merger of Beach Business Bank with and into a wholly owned subsidiary of the Company. In the merger, each share of Beach Business Bank common stock will be converted into the right to receive 0.33 of a share of Company common stock, with cash paid in lieu of fractional shares, and $4.61 in cash, subject to certain adjustments. If the value of a share of Company common stock at the closing of the transaction (measured as set forth in the merger agreement) is less than $13.50 or the Company determines that there is a reasonable possibility that the merger will not be treated as a reorganization for tax purposes, (1) the merger will be restructured as a merger of a Company subsidiary with and into Beach Business Bank, and (2) each outstanding share of Beach Business Bank common stock will instead be converted into the right to receive $9.12 in cash and a one-year warrant to purchase 0.33 shares of Company common stock at an exercise price of $14.00 per whole share of Company common stock. The transaction, which has already been approved by the shareholders of Beach Business Bank, is expected to close in 2012, subject to regulatory approvals and other closing conditions. No assurance can be given as to when or whether these approvals will be received and conditions will be met. The Company has incurred $187 thousand of costs related to this acquisition that would be expensed if the transaction does not close.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, 2010, and 2009

(Dollar amounts in thousands, except share and per share data)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No disclosure is required under this Item.

Item 9A. Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2011, was carried out under the supervision and with the participation of the our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgment in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers. The information concerning directors of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year. Information concerning the executive officers of the Company who are not directors is incorporated herein by reference from Part I of this Form 10-K under the caption “Executive Officers of the Registrant Who Are Not Directors.”

Audit Committee Financial Expert. Information concerning the audit committee of the Company’s Board of Directors, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders to be held in May 2012, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Nomination Procedures. There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Audit Committee Matters. The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of that committee are Directors Alvin L. Majors (Chairman), Jeffrey Seabold, and Jeff Karish, all of whom are considered independent under applicable Nasdaq listing standards. The Board of Directors has determined that Mr. Alvin L. Majors is an “audit committee financial expert” as defined in applicable SEC rules.

Item 11. Executive Compensation

The information concerning executive compensation required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders, except for information contained under the headings “Compensation Committee report on Executive Compensation, and “Report of the Audit Committee,” a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights		Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	68,569		$15.81	854,325	(1)
Equity compensation plans not approved by security holders	850,000	(2)	$11.71	—

(1)	Includes 16,500 shares available for future grants under the Company’s 2003 Stock Option and Incentive Plan and 837,825 shares available for future grants under the Company’s 2011 Omnibus Incentive Plan. Of the 837,825 shares available for future grants under the Omnibus Incentive Plan, 231,431 shares may be utilized for awards other than stock options and stock appreciation rights.
(2)	Represents shares awarded to newly hired executive officers under their employment agreements with the Company in reliance on NASDAQ Listing Rule 5635(c)(4), which exempts employment inducement grants from the general requirement of the NASDAQ Listing Rules that equity-based compensation plans and arrangements be approved by stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders except for information contained under the headings “Report of the Audit Committee”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

(a)	Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its 2012 the Annual Meeting of Stockholders to be held on May 21, 2012 (excluding the information contained and the heading of “Report of the Audit/Compliance Committee”). A copy of such will be filed no later than 120 days after December 31, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data
(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3)	Exhibits

2.1	Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc. (sometimes referred to below as the “Registrant” or the “Company”), Gateway Bancorp, Inc. (“Gateway”), each of the stockholders of Gateway and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)

2.1A	Amendment No. 1, dated as of November 28, 2011, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(1)

2.2B	Amendment No. 2, dated as of February 24, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(2)

2.2	Agreement and Plan of Merger, dated as of August 30, 2011, by and between First PacTrust Bancorp, Inc. and Beach Business Bank, as amended by Amendment No. 1 thereto dated as of October 31, 2011	(b)

3.1	Articles of Incorporation of First PacTrust Bancorp, Inc.	(c)

3.2	Articles of Amendment to the Charter of First PacTrust Bancorp, Inc.	(d)

3.3	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(e)

3.4	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Class B Non-Voting Common Stock	(f)

3.5	Articles of Amendment to Articles Supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Class B Non-Voting Common Stock	(g)

3.6	Bylaws of First PacTrust Bancorp, Inc.	(h)

4.1	Warrant to purchase up to 240,000 shares of First PacTrust Bancorp, Inc. common stock originally issued on November 1, 2010	(f)

4.2	Warrant to purchase up to 1,395,000 shares of First PacTrust Bancorp, Inc. common stock originally issued on November 1, 2010	(f)

10.1	Severance Agreement with Hans R. Ganz	(c)

10.2	Severance Agreement with Melanie M. Yaptangco, formerly Stewart	(c)

10.3	Severance Agreement with James P. Sheehy	(c)

10.4	Severance Agreement with Regan J. Lauer (substantially identical to forms of Severance Agreements with Melanie M. Yaptangco and James P. Sheehy)	(c)

10.5	Form of Agreement to Modify Severance Benefits with each of Hans R. Ganz, James P. Sheehy, Melanie M. Yaptangco and Regan Lauer	(i)

10.6	Employment Agreement with Gregory A. Mitchell (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Mitchell pursuant to his Employment Agreement)	(f)

10.7	Employment Agreement with Richard Herrin (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Herrin pursuant to his Employment Agreement)	(j)

10.8	Employment Agreement with Matthew Bonaccorso (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Bonaccorso pursuant to his Employment Agreement)	(k)

10.9	Employment Agreement with Gaylin Anderson (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Anderson pursuant to his Employment Agreement)	(k)

10.10	Employment Agreement with Chang Liu (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Liu pursuant to his Employment Agreement)	(k)

10.11	Employment Agreement with Marito Domingo (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Domingo pursuant to his Employment Agreement)	(l)

10.12	Registrant’s 2011 Omnibus Incentive Plan	(m)

10.12A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	10.12A

10.12B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	10.12B

10.12C	Form of Restricted Stock Agreement under 2011 Omnibus Incentive Plan	10.12C

10.13	Registrant’s 2003 Stock Option and Incentive Plan	(n)

10.14	Registrant’s 2003 Recognition and Retention Plan	(n)

10.15	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between First PacTrust Bancorp, Inc. and the Secretary of the United States Treasury	(e)

11.0	Statement regarding computation of per share earnings	None

13.0	Annual Report to Security Holders	None

14.0	Code of Ethics	(o)

15.0	Letter re unaudited interim financial information	None

18.0	Letter regarding change in accounting principles	None

19.0	Report furnished to security holders	None

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Horwath LLP	23.0

24.0	Power of Attorney	None

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

31.3	Rule 13(a)-14(a) Certification (Principal Accounting Officer)	31.3

32.0	Rule 13(a)-14(a) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.	101.0

*	(a) Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.
(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.
(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference
(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.
(c)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.
(d)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference
(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2011 and incorporated herein by reference.
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on December 20, 2010 and incorporated herein by reference.
(j)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference.
(k)	Filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
(l)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 10, 2011 and incorporated herein by reference.
(m)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference
(n)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.
(o)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: March 30, 2012	By:	/s/ GREGORY A. MITCHELL
Gregory A. Mitchell, President and Chief Executive Officer
(Duly Authorized Representative and Principal Executive Officer)

POWER OF ATTORNEY

We, the undersigned officers and directors of First PacTrust Bancorp, Inc., hereby severally and individually constitute and appoint Gregory A. Mitchell and Marangal I. Domingo, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2012	/s/ GREGORY A. MITCHELL Gregory A. Mitchell President and Chief Executive Officer and Director (Principal Executive Officer)

Date: March 30, 2012	/S/ MARANGAL I. DOMINGO
Marangal I. Domingo
Executive Vice President/ Chief Financial Officer (Principal Financial Officer)

Date: March 30, 2012	/S/ TIMOTHY R. CHRISMAN
Timothy R. Chrisman Chairman of the Board

Date: March 30, 2012	/S/ CHAD T. BROWNSTEIN
Chad T. Brownstein, Director

Date: March 30, 2012	/S/ JEFF KARISH
Jeff Karish, Director

Date: March 30, 2012	/S/ ALVIN L. MAJORS
Alvin L. Majors, Director

Date: March 30, 2012	/S/ JEFFREY T. SEABOLD
Jeffrey T. Seabold, Director

Date: March 30, 2012	/S/ STEVEN SUGARMAN
Steven Sugarman, Director

Date: March 30, 2012	/S/ REGAN J. LAUER
Regan J. Lauer
Senior Vice President/ Controller (Principal Accounting Officer)