Form 10-K/A
period 2011-12-31
FIRST PACTRUST BANCORP INC
filed 2012-04-17
CIK 1169770

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. One)

(Mark One)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held during May 2012.

EXPLANATORY NOTE

The sole purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K of First PacTrust Bancorp, Inc. (the “Company”) for the year ended December 31, 2011 is to add Exhibit 21, Subsidiaries of the Registrant, to the list of exhibits in Item 15 of the Form 10-K, to make other minor changes to such list of exhibits, to file Exhibit 21 to the Form 10-K and to check the box on the Form 10-K cover page to indicate the Company’s smaller reporting company status with respect to the Form 10-K (which box was inadvertently left unchecked on the cover page of the original Form 10-K). Aside from the inclusion with this amendment of new certifications required by Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended, no other change is being made to the original Form 10-K.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data

(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits

2.1	Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc. (sometimes referred to below as the “Registrant” or the “Company”), Gateway Bancorp, Inc. (“Gateway”), each of the stockholders of Gateway and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)

2.1A	Amendment No. 1, dated as of November 28, 2011, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(1)

2.2B	Amendment No. 2, dated as of February 24, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(2)

2.2	Agreement and Plan of Merger, dated as of August 30, 2011, by and between First PacTrust Bancorp, Inc. and Beach Business Bank, as amended by Amendment No. 1 thereto dated as of October 31, 2011	(b)

3.1	Articles of Incorporation of First PacTrust Bancorp, Inc.	(c)

3.2	Articles of Amendment to the Charter of First PacTrust Bancorp, Inc.	(d)

3.3	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(e)

3.4	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Class B Non-Voting Common Stock	(f)

3.5	Articles of Amendment to Articles Supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Class B Non-Voting Common Stock	(g)

3.6	Bylaws of First PacTrust Bancorp, Inc.	(h)

4.1	Warrant to purchase up to 240,000 shares of First PacTrust Bancorp, Inc. common stock originally issued on November 1, 2010	(f)

4.2	Warrant to purchase up to 1,395,000 shares of First PacTrust Bancorp, Inc. common stock originally issued on November 1, 2010	(f)

9.0	Voting Trust Agreement	None

10.1	Severance Agreement with Hans R. Ganz	(c)

10.2	Severance Agreement with Melanie M. Yaptangco, formerly Stewart	(c)

10.3	Severance Agreement with James P. Sheehy	(c)

10.4	Severance Agreement with Regan J. Lauer (substantially identical to forms of Severance Agreements with Melanie M. Yaptangco and James P. Sheehy)	(c)

10.5	Form of Agreement to Modify Severance Benefits with each of Hans R. Ganz, James P. Sheehy, Melanie M. Yaptangco and Regan Lauer	(i)

10.6	Employment Agreement with Gregory A. Mitchell (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Mitchell pursuant to his Employment Agreement)	(f)

10.7	Employment Agreement with Richard Herrin (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Herrin pursuant to his Employment Agreement)	(j)

10.8	Employment Agreement with Matthew Bonaccorso (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Bonaccorso pursuant to his Employment Agreement)	(k)

10.9	Employment Agreement with Gaylin Anderson (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Anderson pursuant to his Employment Agreement)	(k)

10.10	Employment Agreement with Chang Liu (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Liu pursuant to his Employment Agreement)	(k)

10.11	Employment Agreement with Marito Domingo (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Domingo pursuant to his Employment Agreement)	(l)

10.12	Registrant’s 2011 Omnibus Incentive Plan	(m)

10.12A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(p)

10.12B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(p)

10.12C	Form of Restricted Stock Agreement under 2011 Omnibus Incentive Plan	(p)

10.13	Registrant’s 2003 Stock Option and Incentive Plan	(n)

10.14	Registrant’s 2003 Recognition and Retention Plan	(n)

10.15	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between First PacTrust Bancorp, Inc. and the Secretary of the United States Treasury	(e)

11.0	Statement regarding computation of per share earnings	None

12.0	Statements regarding computation of ratios	None

13.0	Annual Report to Security Holders	None

14.0	Code of Ethics	(o)

16.0	Letter re change in certifying accountant	None

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	21.0

22.0	Published Report regarding matters submitted to vote of security holders	None

23.0	Consent of Crowe Horwath LLP	(p)

24.0	Power of Attorney	(q)

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

31.3	Rule 13(a)-14(a) Certification (Principal Accounting Officer)	31.3

32.0	Rule 13(a)-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Shareholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.
(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.
(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference
(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.
(c)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.
(d)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference
(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2011 and incorporated herein by reference.
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on December 20, 2010 and incorporated herein by reference.
(j)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference.
(k)	Filed as an exhibit to the Company’s Annual report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
(l)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 10, 2011 and incorporated herein by reference.
(m)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference
(n)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.
(o)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(p)	Filed as an exhibit to the original filing of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
(q)	Contained on signature page of the original filing of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: April 17, 2012	By:	/S/ GREGORY A. MITCHELL
Gregory A. Mitchell, President and Chief Executive Officer
(Duly Authorized Representative)