Form 10-Q
period 2012-03-31
FIRST PACTRUST BANCORP INC
filed 2012-05-10
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35522

FIRST PACTRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland

(State or other jurisdiction of

incorporation or organization)

04-3639825

(IRS Employer Identification No.)

18500 Von Karman Ave, Suite 1100, Irvine, California

(Address of principal executive offices)

92612

(Zip Code)

(949) 236-5211

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of April 30, 2012 the registrant had outstanding 10,599,677 shares of voting common stock and 1,078,807 shares of Class B non-voting common stock.

FIRST PACTRUST BANCORP, INC.

Form 10-Q Quarterly Report

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

When used in this report and in public shareholder communications, in other documents of First PacTrust Bancorp, Inc. (the “Company,” “we,” “us” and “our”)) filed with or furnished to the Securities and Exchange Commission (the “SEC”), or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” “guidance” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenue, expense or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the stock purchase agreement for the Company’s pending acquisition of Gateway Bancorp or the merger agreement for the Company’s pending acquisition of Beach Business Bank; (ii) the inability to complete the Gateway Bancorp or Beach Business Bank transaction due to the failure to satisfy each transaction’s respective conditions to completion, including the receipt of regulatory approvals; (iii) risks that the Gateway Bancorp or Beach Business Bank transaction disrupts current plans and operations, the potential difficulties in customer and employee retention as a result of the pending transactions and the amount of the costs, fees, expenses and charges related to the proposed transactions; (iv) continuation or worsening of current recessionary conditions, as well as continued turmoil in the financial markets; (v) the credit risks of lending activities, which may be affected by further deterioration in the real estate markets, may lead to increased loan delinquencies, losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our loan loss reserves; (vi) the quality and composition of our securities portfolio; (vii) changes in general economic conditions, either nationally or in our market areas; (viii) changes in the levels of general interest rates, and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources; (ix) fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area; (x) results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down asset values, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (xi) legislative or regulatory changes that adversely affect our business, including changes in the interpretation of regulatory capital or other rules; (xii) our ability to control operating costs and expenses; (xiii) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; (xiv) errors in our estimates in determining fair value of certain of our assets, which may result in significant declines in valuation; (xv) the network and computer systems on which we depend could fail or experience a security breach; (xvi) our ability to attract and retain key members of our senior management team; (xvii) costs and effects of litigation, including settlements and judgments; (xviii) increased competitive pressures among financial services companies; (xix) changes in consumer spending, borrowing and saving habits; (xx) adverse changes in the securities markets; (xxi) earthquake, fire or other natural disasters affecting the condition of real estate collateral; (xxii) the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions; (xxiii) inability of key third-party providers to perform their obligations to us; (xxiv) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board or their application to our business or final audit adjustments, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; (xxv) war or terrorist activities; and (xxvi) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC. You should not place undue reliance on forward-looking statements, and we undertake no obligation to update any such statements to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$7,718	$6,755
Interest-bearing deposits	66,115	37,720

Total cash and cash equivalents	73,833	44,475
Securities available for sale	101,452	101,616
Federal Home Loan Bank stock, at cost	6,639	6,972
Loans, net of allowance of $11,173 at March 31, 2012 and $12,780 at December 31, 2011	828,285	775,609
Accrued interest receivable	3,891	3,569
Other real estate owned (OREO), net	12,843	14,692
Premises and equipment, net	12,412	10,585
Capital lease assets, net	126	—
Bank owned life insurance investment	18,520	18,451
Prepaid FDIC assessment	2,100	2,405
Other assets	22,981	20,667

Total assets	$1,083,082	$999,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$24,961	$20,039
Interest-bearing demand	96,902	68,578
Money market accounts	177,314	188,658
Savings accounts	42,761	39,176
Certificates of deposit	511,905	469,883

Total deposits	853,843	786,334
Advances from Federal Home Loan Bank	35,000	20,000
Capital lease obligation	126	—
Accrued expenses and other liabilities	10,111	8,212

Total liabilities	898,080	814,546
Commitments and contingent liabilities	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference for a total of $32,000; 50,000,000 shares authorized, 32,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	31,934	31,934
Common stock, $.01 par value per share, 196,863,844 shares authorized; 11,767,879 shares issued and 10,592,719 shares outstanding at March 31, 2012; 11,756,636 shares issued and 10,581,704 shares outstanding at December 31, 2011	117	117
Class B non-voting non-convertible Common stock, $.01 par value per share, 3,136,156 shares authorized; 1,067,725 shares issued and outstanding at March 31, 2012 and 1,054,991 shares issued and outstanding at December 31, 2011	11	11
Additional paid-in capital	151,277	150,786
Retained earnings	26,201	27,623
Treasury stock, at cost (March 31, 2012-1,175,160 shares, December 31, 2011-1,174,932 shares)	(25,110)	(25,037)
Accumulated other comprehensive income/(loss), net	(428)	(939)

Total shareholders’ equity	184,002	184,495

Total liabilities and shareholders’ equity	$1,083,082	$999,041

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income and Comprehensive Income

(In thousands of dollars except share and per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Interest and dividend income
Loans, including fees	$9,528	$7,666
Securities	737	1,244
Dividends and other interest-earning assets	60	39

Total interest and dividend income	10,325	8,949
Interest expense
Savings	11	90
NOW	112	16
Money market	137	66
Certificates of deposit	1,089	1,105
Federal Home Loan Bank advances	100	517

Total interest expense	1,449	1,794

Net interest income	8,876	7,155
Provision for loan losses	691	—

Net interest income after provision for loan losses	8,185	7,155
Noninterest income
Customer service fees	361	338
Mortgage loan prepayment penalties	16	—
Income from bank owned life insurance	69	64
Net gain/(loss) on sales of securities available for sale	(39)	319
Other	96	46

Total noninterest income	503	767
Noninterest expense
Salaries and employee benefits	4,867	3,381
Occupancy and equipment	999	664
Advertising	239	60
Professional fees	543	335
Stationery paper, supplies, and postage	113	115
Data processing	407	293
ATM costs	93	64
FDIC expense	318	383
Loan servicing and foreclosure expense (income)	338	(76)
Operating loss on equity investment	76	78
OREO valuation allowance	14	421
Net (gain)/loss on sales of other real estate owned	(316)	768
Other general and administrative	527	330

Total noninterest expense	8,218	6,816

Income before income taxes	470	1,106
Income tax expense	93	413

Net income	$377	$693

Preferred stock dividends	$400	$—

Net income/(loss) available to common shareholders	$(23)	$693
Basic earnings/(loss) per common share	$(0.00)	$0.07

Diluted earnings/(loss) per common share	$(0.00)	$0.07

Other comprehensive income, before tax:
Change in net unrealized gains on securities:
Net unrealized holding gains arising during the period	829	893
Less: reclassification adjustment for (gains)/losses included in net income	39	(319)

Net unrealized gains, net of reclassification adjustments	868	574
Income tax expense related to items of other comprehensive income	357	229

Total other comprehensive income, net of tax	511	345

Comprehensive income	888	1,038

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Shareholder’s Equity

(In thousands of dollars, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Accumulated Other Comprehensive Income (Loss), net	Total
Balance at January 1, 2011	$—	$109	$123,170	$35,773	$(25,135)	$(507)	$2,599	$136,009
Net Loss	—	—	—	(2,728)	—	—	—	(2,728)
Other comprehensive income, net	—	—	—	—	—	—	(3,538)	(3,538)
Forfeiture and retirement of shares and common stock	—	—	13	—	(13)	—	—	—
Stock option compensation expense	—	—	816	—	—	—	—	816
ESOP forfeitures used to reduce ESOP contribution	—	—	7	—	—	—	—	7
Stock awards earned	—	—	412	—	—	—	—	412
Issuance of stock awards	—	—	(611)	—	107	—	—	(504)
Purchase of 5,224 shares of treasury stock	—	—	—	—	(55)	—	—	(55)
Employee stock ownership plan shares earned	—	—	98	—	—	507	—	605
Tax benefit/(loss) of restricted share awards vesting	—	—	(4)	—	—	—	—	(4)
Dividends declared ($.45 per common share)	—	—	516	(4,888)	—	—	—	(4,372)
Repurchase of warrants – TARP	—	—	(1,003)	—	—	—	—	(1,003)
Tax effect of ESOP	—	—	256	—	—	—	—	256
Tax effect of options redeemed	—	—	147	—	—	—	—	147
Reissuance of ESOP shares	—	—	(59)	—	59	—	—	—
Preferred stock dividends	—	—	—	(534)	—	—	—	(534)
Issuance of 32,000 shares of preferred stock, net of issuance costs of $66	31,934	—	—	—	—	—	—	31,934
Net proceeds from stock issuance	—	19	27,028	—	—	—	—	27,047

Balance at December 31, 2011	31,934	128	150,786	27,623	(25,037)	—	(939)	184,495

Net Income	—	—	—	377	—	—	—	377
Other comprehensive income, net	—	—	—	—	—	—	511	511
Stock option compensation expense	—	—	214	—	—	—	—	214
Stock awards earned	—	—	70	—	—	—	—	70
Purchase of 6,864 shares of treasury stock	—	—	—	—	(73)	—	—	(73)
Tax benefit/(loss) of restricted share awards vesting	—	—	(1)	—	—	—	—	(1)
Dividends declared ($0.12 per common share)	—	—	214	(1,399)	—	—	—	(1,185)
Preferred stock dividends	—	—	—	(400)	—	—	—	(400)
Capital raising expenses	—	—	(6)	—	—	—	—	(6)

Balance at March 31, 2012	$31,934	$128	$151,277	$26,201	$(25,110)	$—	$(428)	$184,002

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$377	$693
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	691	—
Net amortization/(accretion) of securities	180	(240)
Depreciation and amortization	220	130
Employee stock ownership plan compensation expense	—	183
Stock option compensation expense	214	164
Stock award compensation expense	70	32
Bank owned life insurance income	(69)	(64)
Operating loss on equity investment	76	78
Net (gain)/loss on sales of securities available-for-sale	39	(319)
Net (gain)/loss on sales of other real estate owned	(316)	768
Deferred income tax (benefit)/expense	326	(1,018)
Decrease in valuation allowances on other real estate owned	14	(170)
Net change in:
Deferred loan costs	60	60
Premiums and discounts on purchased loans	(177)	—
Accrued interest receivable	(223)	66
Other assets	3,702	2,749
Accrued interest payable and other liabilities	1,499	1,584

Net cash from operating activities	6,683	4,696
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	2,938	6,478
Proceeds from maturities, calls and principal repayments of securities available-for-sale	8,624	4,826
Purchases of securities available-for-sale	(10,782)	(20,342)
Loan originations and principal collections, net	(43,454)	1,787
Purchase of loans	(19,546)	—
Redemption of Federal Home Loan Bank stock	333	330
Proceeds from sales of other real estate owned	5,765	2,517
Additions to premises and equipment	(2,045)	(2,035)
Payments on capital lease obligations	(2)	—

Net cash from investing activities	(58,169)	(6,439)
Cash flows from financing activities
Repurchase of warrants, TARP	—	(1,003)
Net increase/(decrease) in deposits	67,509	(11,898)
Repayments of Federal Home Loan Bank advances	(20,000)	(15,000)
Proceeds from Federal Home Loan Bank advances	35,000	—
SBLF expense	(6)	—
Net proceeds from issuance of common stock	—	(45)
Purchase of treasury stock	(73)	(4)
Tax benefit/(loss) from RRP shares vesting	(1)	(1)
Tax effect of ESOP	—	148
Tax effect of options redeemed	—	147
Dividends paid on preferred stock	(400)	—
Dividends paid on common stock	(1,185)	(1,018)

Net cash from financing activities	80,844	(28,674)

Net change in cash and cash equivalents	29,358	(30,417)
Cash and cash equivalents at beginning of period	44,475	59,100

Cash and cash equivalents at end of period	$73,833	$28,683

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$1,425	$1,824
Income taxes paid	—	—
Supplemental disclosure of noncash activities
Transfer from loans to loans provided for sales of other real estate owned	—	—
Transfer from loans to other real estate owned, net	3,614	3,232
Equipment acquired under capital leases	128	—

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Amounts in thousands of dollars, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Pacific Trust Bank (the Bank) and PTB Property Holdings, LLC, as of March 31, 2012 and December 31, 2011 and for the three month periods ended March 31, 2012 and March 31, 2011. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission. The December 31, 2011 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the disclosures required by U.S. generally accepted accounting principles.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending December 31, 2012. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

The Bank is engaged in the business of retail banking, with operations conducted through its main office, eleven full-service branch offices, three limited-service deposit gathering branches and one loan production office, primarily serving San Diego, Los Angeles, Orange and Riverside Counties, California. There are no significant concentrations of loans to any one industry or customer. However, the customer’s ability to repay their loans is dependent on the real estate market and general economic conditions in the area.

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

Affordable Housing Fund: The Company has a 19% equity investment in an affordable housing fund originally totaling $4.2 million for purposes of obtaining tax credits and for Community Reinvestment Act purposes. This investment is accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. The Company obtains tax credits from these investments which reduce income tax expense for a period of 10 years. This investment is regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. For the three month periods ending March 31, 2012 and 2011, our share of the fund’s operating loss was $76 thousand and $78 thousand, respectively. The balance of the investment at March 31, 2012 and December 31, 2011 was $1.5 million and $1.6 million, respectively, and is included in other assets.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within San Diego, Los Angeles, Orange and Riverside Counties, California. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these areas.

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

The general component of the allowance for loan losses covers loans that are not impaired and is determined by portfolio segment and is based on actual loss history experienced by the Company. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; effects of changes in credit concentrations and other factors. The historical loss analysis is also combined with a comprehensive loan to value analysis to analyze the associated risks in the current loan portfolio. For 2011 and 2012, the Company used a three year loss look back for determining the level of its allowance for loan losses. Prior to this, the Company used a one year look back. This change, which was not material, was made to better reflect the improving state of the loan portfolio as delinquencies have declined and loan losses have leveled. An updated loan to value analysis is obtained from an independent firm semi-annually, most recently in November 2011. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination.

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

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one-to four- family residential mortgage loans. Because payments on loan secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Commercial business loans are also considered to have a greater degree of credit risk than one- to four-family residential mortgage loans due to the fact commercial business loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). Consumer and other real estate loans may entail greater risk than do one- to four- family residential mortgage loans given that collection of these loans is dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Negatively amortizing and interest only loans are also considered to carry a higher degree of credit risk due to their unique cash flows. The Bank’s Green Account Mortgages tend to have lower levels of delinquencies as a result of the borrower’s ability to meet their monthly payments obligations by increasing the level of their line of credit. Credit risk on this asset class is also managed through the completion of regular re-appraisals of the underlying collateral and monitoring of the borrowers usage of this account to determine if the borrower is making monthly payments from external sources or “draw downs” on their line. In cases where the property values have declined to levels less than the original loan-to-value, or other levels deemed prudent by the Bank, the Bank may freeze the line and/or require monthly payments or principal reductions to bring the loan in balance.

Classified Assets: Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision, and, as of July 21, 2011, the Office of the Comptroller of the Currency, its successor regulator (collectively referred to as the “the Office of the Comptroller of the Currency” or “OCC”), to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. The Bank includes in its classification of “Substandard Assets” loans that are performing under terms of a TDR, but where the borrower has yet to make twelve or more payments under the TDR, and where the loan remains impaired, as well as loans where the borrower is current in his or her payments on the subject Classified Loan but may be a guarantor on another loan that is classified as a result of weakness in the credit or collateral (“Relationship”). TDR loans that have continued to make payments for twelve months or more, but where the collateral remains impaired, retain a “Substandard” classification. As of March 31, 2012, the Bank had $3.8 million of TDR loans classified as “substandard” with less than twelve months of payment performance and $6.2 million of TDR loans classified as “substandard” with payment performance for more than twelve months. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it may establish general or specific allowances for loan losses in an amount deemed prudent by management and approved by the Board of Directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the OCC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.

Purchased Credit-impaired Loans: The Company purchases loans with and without evidence of credit quality deterioration since origination. Evidence of credit quality deterioration as of the purchase date may include statistics such as prior loan modification history, updated borrower credit scores and updated loan-to-value (LTV) ratios, some of which are not immediately available as of the purchase date. Purchased loans with evidence of credit quality deterioration where the Company estimates that it will not receive all contractual payments are accounted for as purchased credit impaired loans (“PCI loans”). The excess of the cash flows expected to be collected on PCI loans, measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference. PCI loans that have similar risk characteristics, primarily credit risk, collateral type and interest rate risk, are pooled and accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

The Company estimates cash flows expected to be collected over the life of the loan using management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds. If, upon subsequent evaluation, the Company determines it is probable that the present value of the expected cash flows have decreased, the PCI loan is considered further impaired which will result in a charge to the provision for credit losses and a corresponding increase to a valuation allowance included in the allowance for loan losses. If, upon subsequent evaluation, it is probable that there is an increase in the present value of the expected cash flows, the Company will reduce any remaining valuation allowance. If there is no remaining valuation allowance, the Company will recalculate the amount of accretable yield as the excess of the revised expected cash flows over the current carrying value resulting in a reclassification from nonaccretable difference to accretable yield. The present value of the expected cash flows is determined using the PCI loans’ effective interest rate, adjusted for changes in the PCI loans’ interest rate indexes. Loan dispositions, which may include sales of loans, receipt of payments in full from the borrower or foreclosure, result in removal of the loan from the PCI loan pool. Write-downs are not recorded on the PCI loan pool until actual losses exceed the remaining nonaccretable difference. To date, no write-downs have been recorded for any of the PCI loan pools held by the Company, all of which were purchased by the Company during the three months ended March 31, 2012.

Capital Lease Assets and Capital Lease Obligation: A capital lease asset and capital lease obligation are recorded when the Company determines that the terms of a lease include at least one of the following: (i) transfer of ownership of the leased property at the end of the lease term; (ii) a bargain purchase option; (iii) lease term equal to 75% or more of the estimated economic life of the leased property; (iv) present value of minimum lease payments at the beginning of the lease term equal to or in excess of 90% of the fair value of the leased property. The capital lease asset and capital lease obligation are initially recorded at the present value of the minimum lease payments. The Company calculates the present value of the minimum lease payments using the lower of the interest rate implicit in the lease and the Company’s own incremental borrowing rate. If the use of the lower rate results in the present value of minimum lease payments being greater than the fair value of the leased property, the Company records the capital lease asset and capital lease obligation at the fair value of the leased property. The capital lease asset is depreciated using the straight-line method over the appropriate term which is determined through the analysis of criteria (i) through (iv) discussed above. During the lease term, each minimum lease payment is allocated between a reduction of the capital lease obligation and interest expense to produce a constant periodic rate of interest on the remaining balance of the obligation.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company had a $1.3 million valuation allowance for its net deferred tax asset at March 31, 2012 and December 31, 2011. See further discussion in Note 11, Income Taxes, of the Notes to Consolidated Financial Statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2008 and for all state income taxes before 2007.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at March 31, 2012 and December 31, 2011.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale, net of tax, which are also recognized as a separate component of shareholders’ equity.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Adoption of New Accounting Standards: In May, 2011, the Financial Accounting Standards Board (FASB) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The effect of adopting this standard did not have a material effect on the Company’s consolidated operating results or financial condition, but the additional disclosures are included in Note 5.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The adoption of this amendment changed the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity and the Company has included comprehensive income in a single statement with the consolidated statements of income and comprehensive income.

In September 2011, the FASB issued ASU 2011-08 “Intangibles-Goodwill and Other.” The amendments in ASU 2011-08 will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 did not impact the Company’s consolidated financial statements or disclosures

Newly Issued But Not Yet Effective Accounting Standards: In December 2011, the FASB issued an accounting standards update to increase the disclosure requirements surrounding derivative instruments that are offset within the balance sheet pursuant to the provisions of current generally accepted accounting principles. The objective of the update is to provide greater comparability between issuers reporting under U.S. versus International accounting principles and provide users the ability to evaluate the effect of netting arrangements on a company’s financial statements. The provisions of the update are effective for annual and interim periods beginning on or after January 1, 2013 and are not currently expected to add to the Company’s current level of disclosures.

NOTE 3 – EMPLOYEE STOCK COMPENSATION

The Company has multiple share based compensation plans as described below. Total compensation cost that has been charged against income for the Company’s stock compensation plans was $284 thousand and $196 thousand for the three months ended March 31, 2012 and March 31, 2011, respectively. The total income tax benefit and/or recovery was $1 thousand and $1 thousand for the three months ended March 31, 2012 and March 31, 2011, respectively.

Restricted Share Awards

2003 Recognition and Retention Plan

The Company’s 2003 Recognition and Retention Plan (“RRP”) provides for the issuance of up to 211,600 shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value at date of grant. At March 31, 2012, all 211,600 shares were issued. These shares vest over a five-year period. Compensation expense for the RRP awards totaled approximately $10 thousand and $6 thousand for the three months ended March 31, 2012 and March 31, 2011, respectively. As of March 31, 2012, there was $92 thousand of total unrecognized compensation cost related to 8,318 nonvested awards under the RRP. The cost is expected to be recognized over a weighted-average period of less than five years.

A summary of changes in the Company’s nonvested shares awarded under the RRP for the three months ended March 31, 2012 follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at January 1, 2012	8,958	$18.91
Granted	—	—
Vested	(640)	17.00
Forfeited/expired	—	—

Nonvested at March 31, 2012	8,318	$11.78

A summary of changes in the Company’s nonvested shares awarded under the RRP for the three months ended March 31, 2011 follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at January 1, 2011	12,378	$17.67
Granted	—	—
Vested	(860)	13.60
Forfeited/expired	—	—

Nonvested at March 31, 2011	11,518	$17.67

Inducement Grants

One-time inducement restricted shares were granted during 2010 and 2011 to newly hired executive officers. No inducement restricted shares were granted during the three months ended March 31, 2012. These one-time inducement grants were made outside of the RRP and the Omnibus Incentive Plan (described below). These shares vest over a three year period. Compensation expense for the inducement restricted share awards totaled approximately $25 thousand and $21 thousand for the three months ended March 31, 2012 and March 31, 2011, respectively. As of March 31, 2012, there was $197 thousand of total unrecognized compensation cost related to the 19,333 nonvested inducement restricted share awards. The cost is expected to be recognized over a weighted-average period of less than three years.

A summary of changes related to the Company’s nonvested inducement restricted share awards for the three months ended March 31, 2012 follows:

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2012	26,500	$12.12
Granted	—	—
Vested	(7,167)	11.57
Forfeited or expired	—	—

Nonvested at March 31, 2012	19,333	$12.32

A summary of changes related to the Company’s nonvested inducement restricted share awards for the three months ended March 31, 2011 follows:

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2011	21,500	$11.57
Granted	—	—
Vested	—	—
Forfeited or expired	—	—

Nonvested at March 31, 2011	21,500	$11.57

2011 Omnibus Incentive Plan

During June, 2011, the Company adopted its 2011 Omnibus Incentive Plan under the terms of which participating employees and directors may be awarded stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards or cash awards. The total number of shares of common stock available for awards under the plan is 950,000, of which no more than 300,000 shares may be used for awards other than stock options and stock appreciation rights. There were 43,606 shares awarded as restricted shares from this plan as of March 31, 2012. These shares vest over a one year period. Compensation expense for these awards totaled approximately $17 thousand for the three months ended March 31, 2012. As of March 31, 2012, there was $226 thousand of total unrecognized compensation cost related to the 23,158 nonvested shares awarded under the Omnibus Incentive Plan. The cost is expected to be recognized over a weighted-average period of less than one year.

A summary of changes related to the Company’s nonvested restricted share awards under the Omnibus Incentive Plan for the three months ended March 31, 2012 follows:

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2012	23,158	$12.42
Granted	—	—
Vested	—	—
Forfeited or expired	—	—

Nonvested at March 31, 2012	23,158	$12.42

Stock Options

2003 Stock Option Plan

In addition to the Omnibus Incentive Plan discussed above, the Company has a 2003 Stock Option Plan (“SOP”) which provides for the issuance of options to directors, officers, and employees. The Company recorded stock compensation expense of $214 thousand and $164 thousand as salary and employee benefits expense during the three months ended March 31, 2012 and March 31, 2011, respectively. The Company adopted the SOP during 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. At March 31, 2012, the number of shares available for future awards was 16,500. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. The fair value of options granted are computed using option pricing models, using the following weighted-average assumptions as of grant date. The fair value of each option is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2012 or 2011 under the SOP. There were no options exercised or forfeited during the three months ended March 31, 2012 or March 31, 2011 and no options are outstanding under this plan at March 31, 2012.

Inducement Grants

During 2010 and 2011, 850,000 inducement options were granted to newly hired executive officers. No inducement options were granted during the three months ended March 31, 2012 or 2011. These one-time inducement options were granted outside of the SOP and the Omnibus Incentive Plan. None of these options were exercised during 2012 or 2011. These options have a three year vesting. As of March 31, 2012, there was $1.2 million of total unrecognized compensation cost related to nonvested inducement options. The cost is expected to be recognized over a weighted-average period of less than three years.

The following table represents inducement option activity during the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2012	850,000	$11.71	1.91
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2012	850,000	$11.71	1.66

Fully vested and expected to vest	807,500	$11.12	1.66

Options exercisable at March 31, 2012	256,664	$11.42	1.61

Omnibus Incentive Plan

During 2011, 68,569 shares were awarded as stock options under the Omnibus Incentive Plan. These options were awarded to Company and Bank directors in lieu of, or in combination with cash compensation for director services. No options were issued during the quarter ended March 31, 2012. The options become exercisable one year from the date of grant. The options expire ten years from the date of grant. The fair value of options granted are computed using option pricing models, using the following weighted-average assumptions as of grant date. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of March 31, 2012, there was $100 thousand of total unrecognized compensation cost related to nonvested stock options awarded under the Omnibus Incentive Plan. The cost is expected to be recognized over a weighted-average period of less than 1 year.

The following table represents option activity under the Omnibus Incentive Plan during the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2012	68,569	$15.81
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2012	68,569	$15.81	.22

Fully vested and expected to vest	65,141	$15.02	.22

Options exercisable at March 31, 2012	—	—	—

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

NOTE 4 – EARNINGS/(LOSS) PER COMMON SHARE

Basic earnings/(loss) per common share were computed by dividing net income/(loss) available to common shareholders after subtracting preferred stock dividends by the weighted average number of common shares outstanding. Diluted earnings/(loss) per common share were computed by dividing net income/(loss) available to common shareholders by the weighted average number of shares outstanding, adjusted for the dilutive effect, if any, of the outstanding stock options, restricted stock awards and warrants to purchase common stock. Computations for basic and diluted earnings/(loss) per common share are provided below.

	Three months ended March 31,
	2012	2011
Basic
Net income	$377	$693
Less: Dividends on preferred stock	(400)	—

Net income/(loss) available to common shareholders	$(23)	$693

Weighted average common shares outstanding	11,664,797	9,661,447

Basic earnings/(loss) per common share	$(0.00)	$0.07

Diluted
Net income/(loss) available to common shareholders	$(23)	$693

Weighted average common shares outstanding for basic earnings per common share	11,664,797	9,661,447
Add: Dilutive effects of stock options	—	—
Add: Dilutive effects of stock awards	—	3,826
Add: Dilutive effects of warrants	—	—

Average shares and dilutive potential common shares	11,664,797	9,665,273

Diluted earnings per common share	$(0.00)	$0.07

All outstanding options, stock awards, and 0 warrants were not considered in computing diluted earnings per common share for the three months ended March 31, 2012 because they were anti-dilutive. All outstanding options and 1,514 stock awards were not considered in computing diluted earnings per common share for the three months ended March 31, 2011 because they were anti-dilutive. They were anti-dilutive since there was a net loss available to common shareholders and/or the exercise prices were greater than the average market price of the common stock.

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

Impaired Loans. The fair value of impaired loans with specific allocations of the allowance for loan losses based on collateral values is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. For the three months ended March 31, 2012, the Company charged off $2.3 million of specific valuation allowance allocations related to changes in reporting requirements for OCC regulated thrifts.

Other Real Estate Owned Assets. Other real estate owned assets “OREO” are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. For the three months ended March 31, 2012 and March 31, 2011, the Company experienced $14 thousand and $421 thousand in valuation allowance expense for those assets, respectively.

Assets and Liabilities Measured on a Recurring and Non Recurring Basis

Available for sale securities are measured at fair value on a recurring basis, impaired loans and other real estate owned are measured at fair value on a non-recurring basis.

		Fair Value Measurements at March 31, 2012 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
Available-for-sale securities:
U.S. government-sponsored entities and agency securities (recurring)	$4,009	$—	$4,009	$—
Municipal securities (recurring)	5,753	—	5,753	—
Private label residential mortgage-backed securities (recurring)	91,688	—	—	91,688
Federal National Mortgage Association mortgage-backed securities (recurring)	2	—	2	—
Other real estate owned assets (non recurring)
Real estate 1-4 family first mortgage	2,979	—	—	2,979
Multi-family	2,480	—	—	2,480
Land	2,518	—	—	2,518

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2012:

Investment Securities Available-for-sale
Balance of recurring Level 3 assets at January 1, 2012	$91,862
Total gains or (losses) (realized/unrealized):
Included in earnings—realized	(39)
Included in earnings—unrealized	—
Included in other comprehensive income	860
Amortization of premium/discount	(182)
Purchases	10,743
Sales, issuances and settlements	(11,556)
Net transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets at March 31, 2012	$91,688

There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2012.

Other real estate owned which is measured at fair value less costs to sell having a valuation allowance, had a net carrying amount of $8.0 million, which is made up of the outstanding balance of $11.3 million, net of a valuation allowance of $3.3 million at March 31, 2012.

	Carrying Value	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
Available-for-sale securities:
U.S. government-sponsored entities and agency securities (recurring)	$4,038	$—	$4,038	$—
Municipal securities (recurring)	5,713	—	5,713	—
Private label residential mortgage-backed securities (recurring)	91,862	—	—	91,862
Federal National Mortgage Association mortgage-backed securities (recurring)	3	—	3	—
Impaired loans: (non recurring)
Real estate 1-4 family first mortgage	6,893	—	—	6,893
Multi-family	1,638	—	—	1,638
Land	1,164	—	—	1,164
Other real estate owned assets: (non recurring)
Real estate 1-4 family first mortgage	8,224	—	—	8,224
Multi-family	2,480	—	—	2,480
Land	3,988	—	—	3,988

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2011:

Investment Securities Available-for-sale
Balance of recurring Level 3 assets at January 1, 2011	$54,246
Total gains or losses (realized/unrealized):
Included in earnings—realized	319
Included in earnings—unrealized	—
Included in other comprehensive income (loss)	(2,282)
Purchases	20,342
Sales, issuances and settlements	(20,528)
Net transfers in and/or out of Level 3	—

Balance of recurring Level 3 assets at March 31, 2011	$52,097

There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2011.

Impaired loans measured at fair value on a non-recurring basis with specific allowances allocations are measured for impairment using the fair value of the collateral for collateral dependent loans. These loans totaled $12.6 million and had a carrying amount of $9.7 million, net of specific allowance allocations of $2.9 million at December 31, 2011.

Other real estate owned which is measured at fair value less costs to sell having a valuation allowance, had a net carrying amount of $14.7 million, which is made up of the outstanding balance of $18.8 million, net of a valuation allowance of $4.1 million at December 31, 2011.

The following table presents quantitative information about level 3 fair value measurements at March 31, 2012:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Private label residential mortgage backed securities (recurring)	$91,688	Discounted cash flow	Voluntary prepayment rate Collateral default rate Loss severity at default	36.1 – 0.9 (8.9) 10.2 – 1.0 (3.8) 73.1 – 2.0 (39.1)
Other real estate owned assets – 1-4 family first mortgage (non-recurring)	2,979	Sales comparison approach	Adjustment for differences between the comparable sales	-10.845% – 11.496% (-1.387%)
Other real estate owned assets – Multi-family (non-recurring)	2,480	Sales comparison approach	Adjustment for differences between the comparable sales	-51.200% – 50.600% (-18.420%)
Other real estate owned assets – Land (non-recurring)	2,518	Sales comparison approach	Adjustment for differences between the comparable sales	-37.700% – 6.360% (-12.080%)

The significant unobservable inputs used in the fair value measurement of the Company’s private label residential mortgage backed securities are prepayment rates, collateral default rates, and loss severity in the event of default. Significant increases/(decreases) in any of those inputs in isolation would result in a significantly lower/(higher) fair value measurement. Generally, a change in the assumption used for the collateral default rates is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements at March 31, 2012 Using
	Carrying Value	Level One	Level Two	Level Three	Total
Financial assets
Cash and cash equivalents	$73,833	$73,833	$—	$—	$73,833
Securities available-for-sale	101,452	—	9,764	91,688	101,452
FHLB stock	6,639	—	—	N/A	N/A
Loans receivable, net	828,285	—	—	827,453	827,453
Accrued interest receivable	3,891	10	28	3,853	3,891
Financial liabilities
Deposits	853,843	341,938	514,483	—	856,421
Advances from FHLB	35,000	—	35,085	—	35,085
Accrued interest payable	244	5	239	—	244

		Fair Value Measurements at December 31, 2011 Using
	Carrying Value	Level One	Level Two	Level Three	Total
Financial assets
Cash and cash equivalents	$44,475	$44,475	$—	$—	$44,475
Securities available-for-sale	101,616	—	9,754	91,862	101,616
FHLB stock	6,972	—	—	N/A	N/A
Loans receivable, net	775,609	—	—	777,053	777,053
Accrued interest receivable	3,569	3	8	3,558	3,569
Financial liabilities
Deposits	786,334	316,451	472,509	—	788,960
Advances from FHLB	20,000	—	20,095	—	20,095
Accrued interest payable	217	1	216	—	217

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

NOTE 6 – SECURITIES AVAILABLE FOR SALE

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2012 and December 31, 2011, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2012
Available-for-sale
U.S government-sponsored entities and agency securities	$4,000	$9	$—	$4,009
Municipal securities	5,644	114	(5)	5,753
Private label residential mortgage-backed securities	92,532	220	(1,064)	91,688
Federal National Mortgage Association mortgage-backed securities	2	—	—	2

Total securities available for sale	$102,178	$343	$(1,069)	$101,452

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2011
Available-for-sale
U.S. government-sponsored entities and agency securities	$4,000	$38	$—	$4,038
Municipal securities	5,641	88	(16)	5,713
Private label residential mortgage-backed securities	93,567	148	(1,853)	91,862
Federal National Mortgage Association mortgage-backed securities	3	—	—	3

Total securities available for sale	$103,211	$274	$(1,869)	$101,616

The amortized cost and fair value of the available-for-sale securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Amortized Cost	Fair Value
Maturity
Available-for-sale
Within one year	$—	$—
One to five years	2,519	2,530
Five to ten years	4,000	4,009
Greater than ten years	3,125	3,223
Private label residential mortgage backed and FNMA mortgage-backed securities	92,534	91,690

Total	$102,178	$101,452

At March 31, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at March 31, 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Municipal securities	$1,078	$(5)	$—	$—	$1,078	$(5)
Private label residential mortgage-backed securities	62,236	(1,064)	—	—	62,236	(1,064)

Total available-for-sale	$63,314	$(1,069)	$—	$—	$63,314	$(1,069)

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

As of March 31, 2012, the Company’s securities available for sale portfolio consisted of sixty-one securities, thirty-two of which were in an unrealized loss position. The unrealized losses are related to the Company’s municipal securities and private label residential mortgage-backed securities as discussed below.

The Company’s private label residential mortgage-backed securities that are in an unrealized loss position had a fair value of $62.2 million with unrealized losses of $1.1 million at March 31, 2012. These non-agency private label residential mortgage-backed securities were rated AA or above at purchase and are not within the scope of ASC 325. The Company monitors to insure it has adequate credit support and as of March 31, 2012, the Company believes there is no OTTI and it does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. Of the $101.5 million securities portfolio, $97.1 million were rated AAA, AA or A, and $4.4 million were rated BBB based on the most recent credit rating as of March 31, 2012. The Company considers the lowest credit rating for identification of OTTI. During the first quarter of 2012, the Company sold one downgraded security for a net loss of $39 thousand.

During the three months ended March 31, 2012 and 2011, the Company determined that no securities were other-than-temporarily impaired due to current market conditions.

NOTE 7 – LOANS

Loans receivable consist of the following:

	Loans Receivable Outstanding (1)		Purchased Credit-Impaired Loan Portfolio
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Commercial:
Commercial and industrial	$8,967	$9,019	$—	$—
Real estate mortgage	160,018	124,013	—	—
Multi-family	84,220	87,290	—	—
Land	1,070	2,375	—	—
Consumer:
Real estate 1-4 family first mortgage	547,264	546,760	19,452	—
Real estate 1-4 family junior lien mortgage	9,129	9,219	—	—
Other revolving credit and installment	8,289	8,604	—	—

Total	818,957	787,280	19,452	—
Less: Net deferred loan costs	1,049	1,109	—	—
Allowance for loan losses	(11,173)	(12,780)	—	—

Loans receivable, net	$808,833	$775,609	$19,452	$—

(1)	Does not include purchased credit-impaired loans.

At March 31, 2012, the Company had a total of $385.7 million in interest only mortgage loans (including Green Account loans) and $21.8 million in loans with potential for negative amortization. At December 31, 2011, the Company had a total of $382.0 million in interest only mortgage loans (including Green Account loans) and $23.4 million in loans with potential for negative amortization. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization, however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

Activity in the allowance for loan losses is summarized as follows for the three months ended March 31, 2012 and March 31, 2011:

	2012	2011
Balance at beginning of year	$12,780	$14,637
Loans charged off	(2,299)	(2,735)
Recoveries of loans previously charged off	1	3
Provision for loan losses	691	—

Balance at end of period	$11,173	$11,905

The following table presents the activity in the allowance for loan losses and the recorded investment in loans, excluding accrued interest receivable and net deferred loan costs as they are not considered to be material, in loans by portfolio segment and is based on the impairment method for the three months ended March 31, 2012. Total accrued interest receivable and net deferred loan costs were $3.4 million and $1.0 million, respectively at March 31, 2012.

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- family	Land	Real Estate 1-4 family first mortgage	Real Estate 1-4 family junior lien mortgage	Other Revolving Credit and Installment	TOTAL
Allowance for loan losses:
Balance as of December 31, 2011	$128	$1,998	$1,541	$236	$8,635	$110	$132	$12,780
Charge-offs	—	—	—	(236)	(2,060)	—	(3)	(2,299)
Recoveries	—	—	—	—	—	—	1	1
Provision	1	922	60	8	(258)	(44)	2	691

Balance as of March 31, 2012	$129	$2,920	$1,601	$8	$6,317	$66	$132	$11,173

Individually evaluated for impairment	$—	$357	$732	$—	$164	$—	$—	$1,253
Collectively evaluated for impairment	129	2,563	869	8	6,153	66	132	9,920

Total ending allowance balance	$129	$2,920	$1,601	$8	$6,317	$66	$132	$11,173

Loans:
Loans individually evaluated for impairment	$—	$3,071	$5,485	$487	$15,704	$—	$4	$24,751
Loans collectively evaluated for impairment	8,967	156,947	78,735	583	551,012	9,129	8,285	813,658

Total ending loans balance	$8,967	$160,018	$84,220	$1,070	$566,716	$9,129	$8,289	$838,409

The following table presents the activity in the allowance for loan losses and the recorded investment in loans, excluding accrued interest receivable and net deferred loan costs as they are not considered to be material, by portfolio segment and is based on the impairment method for the three months ended March 31, 2011. Total accrued interest receivable and net deferred loan costs totaled $3.1 million and $1.8 million, respectively at March 31, 2011. Total accrued interest receivable and net deferred loan costs totaled $3.3 million and $1.1 million, respectively at December 31, 2011.

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- family	Land	Real Estate 1-4 family first mortgage	Real Estate 1-4 family junior lien mortgage	Other Revolving Credit	TOTAL
Allowance for loan losses:
Balance as of December 31, 2010	$50	$332	$2,389	$1,067	$10,191	$258	$350	$14,637
Charge-offs	—	—	—	(1,674)	(1,053)	—	(8)	(2,735)
Recoveries	—	—	—	—	—	—	3	3
Provision	2	13	(32)	867	(668)	(70)	(112)	—

Balance as of March 31, 2011	$52	$345	$2,357	$260	$8,470	$110	$233	$11,905

Balance as of December 31, 2011:
Individually evaluated for impairment	$—	$—	$663	$236	$2,815	$—	$—	$3,714
Collectively evaluated for impairment	128	1,998	878	—	5,820	110	132	9,066

Total ending allowance balance	$128	$1,998	$1,541	$236	$8,635	$110	$132	$12,780

Loans:
Loans individually evaluated for impairment	$—	$—	$5,001	$1,887	$20,650	$—	$—	$27,538
Loans collectively evaluated for impairment	9,019	124,013	82,289	488	526,110	9,219	8,604	759,742

Total ending loans balance	$9,019	$124,013	$87,290	$2,375	$546,760	$9,219	$8,604	$787,280

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012. The recorded investment included represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs and accrued interest receivable.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD	Cash Basis Interest Recognized YTD
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Real estate mortgage	289	293	—	294	4	4
Multi-family	—	—	—	—	—	—
Land	487	487	—	487	7	7
Consumer:
Real estate 1-4 family first mortgage	11,179	11,199	—	11,616	100	63
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	4	4	—	4	—	—
With an allowance recorded:
Commercial:
Commercial and industrial	—	—	—	—	—	—
Real estate mortgage	2,782	2,792	357	2,792	12	12
Multi-family	5,485	5,495	732	5,499	77	58
Land	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	4,525	4,517	164	4,518	55	20
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	—	—	—	—	—	—

Total	$24,751	$24,787	$1,253	$25,210	$255	$164

	Three months ended March 31,
	2012	2011
Average of individually impaired loans during the period	$25,852	$24,019
Interest income recognized during impairment	255	112
Cash-basis interest income recognized	164	90

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011. The recorded investment included represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs and accrued interest.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD	Cash Basis Interest Recognized YTD
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Real estate mortgage	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Land	487	488	—	493	28	28
Consumer:
Real estate 1-4 family first mortgage	6,849	6,915	—	6,872	92	39
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	—	2	—	74	19	—
With an allowance recorded:
Commercial:
Commercial and industrial	—	—	—	—	—	—
Real estate mortgage	—	—	—	—	—	—
Multi-family	5,001	5,013	663	5,030	134	43
Land	1,400	1,686	236	1,608	—	—
Consumer:
Real estate 1-4 family first mortgage	13,801	13,964	2,815	13,831	402	218
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	—	—	—	—	—	—

Total	$27,538	$28,068	$3,714	$27,908	$675	$328

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	March 31, 2012	December 31, 2011
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	$18,343	$19,254

Nonaccrual loans consist of the following:

	March 31, 2012	December 31, 2011
Commercial:
Commercial and industrial	$—	$—
Real estate mortgage	3,071	—
Multi-family	5,484	3,090
Land	487	1,887
Consumer:
Real estate 1-4 family first mortgage	9,299	14,272
Real estate 1-4 family junior lien mortgage	—	—
Other revolving credit and installment	2	5

Total	$18,343	$19,254

Nonaccrual loans at March 31, 2012 and December 31, 2011 of $17.1 million and $16.3 million were net of specific allowance allocations of $1.2 million and $2.9 million, respectively.

The following table presents the aging of the principal balances in past due loans as of March 31, 2012 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Gross Financing Receivables	Considered Current That Have been Modified in Previous Year
March 31, 2012
Commercial:
Commercial and industrial	$—	$—	$—	$—	$8,967	$8,967	$—
Real estate mortgage	—	—	—	—	160,018	160,018	—
Multi-family	179	—	—	179	84,041	84,220	—
Land	—	—	—	—	1,070	1,070	487
Consumer:
Real estate 1-4 family first mortgage	2,746	806	2,555	6,107	541,157	547,264	2,192
Real estate 1-4 family junior lien mortgage	698	—	—	698	8,431	9,129	—
Other revolving credit and installment	47	4	2	53	8,236	8,289	—

Total	$3,670	$810	$2,557	$7,037	$811,920	$818,957	$2,679

The following table presents the aging of principal balances in past due loans for the Company’s portfolio of purchased credit-impaired loans as of March 31, 2012, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Gross Financing Receivables	Considered Current That Have been Modified in Previous Year
March 31, 2012
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—
Real estate mortgage	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	785	86	—	871	18,581	19,452	—
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—	—
Other revolving credit and installment	—	—	—	—	—	—	—

Total	$785	$86	$—	$871	$18,581	$19,452	$—

The following table displays the Company’s non-performing and performing substandard loan portfolio (using unpaid principal balance).

	March 31, 2012
	# of Loans	Balance
Substandard Loans:
Non-Performing	9	$2,557

Performing:
TDR	12	10,341
Rated substandard due to borrower relationship to distressed loans	6	4,545
Rated substandard due to other credit factors	15	8,024

Total Performing:	33	$22,910

Total Substandard Loans	42	$25,467

The following table presents the aging of the principal balances in past due loans as of December 31, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Financing Receivables	Considered Current That Have been Modified in Previous Year
December 31, 2011
Commercial:
Commercial and industrial	$—	$—	$—	$—	$9,019	$9,019	$—
Real estate mortgage	291	—	—	291	123,722	124,013	—
Multi-family	—	—	—	—	87,290	87,290	—
Land	—	—	1,400	1,400	975	2,375	487
Consumer:
Real estate 1-4 family first mortgage	8,133	2,536	6,385	17,054	529,706	546,760	3,760
Real estate 1-4 family junior lien mortgage	—	—	—	—	9,219	9,219	—
Other revolving credit and installment	4	—	5	9	8,595	8,604	—

Total	$8,428	$2,536	$7,790	$18,754	$768,526	$787,280	$4,247

The following table displays the Company’s non-performing and performing substandard loan portfolio (using unpaid principal balance).

	December 31, 2011
	# of Loans	Balance
Substandard Loans:
Non-Performing	16	$7,788

Performing:
TDR	22	13,271
Rated substandard due to borrower relationship to distressed loans	13	7,811
Rated substandard due to other credit factors	7	3,660

Total Performing:	42	$24,742

Total Substandard Loans	58	$32,530

Troubled Debt Restructurings:

The Company has allocated $678 thousand and $2.1 million of specific allowance allocations to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011. The Company did not have any commitments to lend to customers with outstanding loans that are classified as troubled debt restructurings as of March 31, 2012 and December 31, 2011.

During the three months ended March 31, 2012, the Company did not modify any loans that would qualify as troubled debt restructurings.

The Company also did not make any loan modifications through arrangements that would not have qualified as troubled debt restructurings during the three months ended March 31, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2012:

Three Months Ended March 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial:
Commercial and industrial	—	$—	$—
Real estate mortgage	—	—	—

Three Months Ended March 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Multi-family	—	—	—
Land	—	—	—
Consumer:
Real estate 1-4 family first mortgage	2	1,060	831
Real estate 1-4 family junior lien mortgage	—	—	—
Other revolving credit and installment	—	—	—

Total	2	$1,060	$831

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above did not affect the allowance for loan losses and resulted in charge offs of $141 thousand during the three months ended March 31, 2012.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Troubled debt restructured loans consist of the following (in thousands):

	At March 31, 2012	At December 31, 2011
Commercial:
Commercial and industrial	$—	$—
Real estate mortgage	—	—
Multi-family	3,090	3,090
Land	487	487
Consumer:
Real estate 1-4 family first mortgage	13,150	14,613
Real estate 1-4 family junior lien mortgage	—	—
Other revolving credit and installment	2	2

Total	$16,729	$18,192

Troubled debt restructured loans at March 31, 2012 and December 31, 2011 totaling $16.1 million and $16.1 million were net of specific allowance allocations of $678 thousand and $2.1 million, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Consumer loans are evaluated based on payment history.

The following table displays the Company’s risk categories as of March 31, 2012.

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated	TOTAL
Commercial:
Commercial and industrial	$8,967	$—	$—	$—	$—	$—	$8,967
Real estate mortgage	155,219	816	3,983	—	—	—	160,018
Multi-family	78,557	179	5,484	—	—	—	84,220
Land	583	—	487	—	—	—	1,070
Consumer:
Real estate 1-4 family first mortgage	516,413	15,520	15,331	—	—	19,452	566,716
Real estate 1-4 family junior lien mortgage	7,794	1,157	178	—	—	—	9,129
Other revolving credit and installment	8,038	243	4	—	4	—	8,289

Total	$775,571	$17,915	$25,467	$—	$4	$19,452	$838,409

The loans not rated totaled $19.5 million at March 31, 2012 and represented credit impaired loans that were purchased during the quarter. See further discussion below under Purchased Credit Impaired Loans.

The following table displays the Company’s risk categories as of December 31, 2011.

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated	TOTAL
Commercial:
Commercial and industrial	$9,019	$—	$—	$—	$—	$—	$9,019
Real estate mortgage	108,841	11,463	3,709	—	—	—	124,013
Multi-family	81,792	497	5,001	—	—	—	87,290
Land	488	—	1,887	—	—	—	2,375
Consumer:
Real estate 1-4 family first mortgage	498,794	26,381	21,585	—	—	—	546,760
Real estate 1-4 family junior lien mortgage	8,177	698	344	—	—	—	9,219
Other revolving credit and installment	8,385	215	4	—	—	—	8,604

Total	$715,496	$39,254	$32,530	$—	$—	$—	$787,280

Purchased Credit Impaired Loans:

During the three months ended March 31, 2012, the Company began purchasing loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at March 31, 2012 is as follows. There were no such loans in 2011.

March 31, 2012
Commercial	$—
Consumer - Real estate 1-4 family first mortgage	19,452

Outstanding balance	$19,452

Carrying amount, net of allowance of $0	$19,452

The loans identified as purchased with credit impairments were approximately $33.5 million as of the acquisition date, net of accrued interest and escrow fees of $139 thousand. A credit discount of approximately $7.7 million was recorded and an additional $6.4 million of yield discount was also recorded. The yield discount is being recognized on a method that approximates a level yield over the expected life of the loan. The Company does not accrete the credit discount into income until such time as the loan is paid off. The only exception would be on a case-by-case basis when a material event that significantly improves the quality of the loans and reduces the risk to the Bank such that management believes it would be prudent to start recognizing some of the discount is documented. The credit discount represents approximately 22.9% of the transaction date value of the credit impaired loans.

Accretable yield, or income expected to be collected, is as follows:

	Yield Discount	Credit Discount
Balance at January 1, 2012	$—	$—
New loans purchased	6,447	7,664
Accretion of income	(177)	—
Reclassifications from nonaccretable difference	—	—
Disposals	—	—

Balance at March 31, 2012	$6,270	$7,664

For those purchased loans disclosed above, no allowance for loan losses was recorded during three months ended March 31, 2012. No allowances for loan losses were reversed during the three months ended March 31, 2012.

Purchased loans for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

March 31, 2012
Contractually required payments receivable of loans purchased during the period:
Commercial	$—
Consumer - Real estate 1-4 family first mortgage	33,387

$33,387

Cash flows expected to be collected at acquisition	$25,854
Fair value of acquired loans at acquisition	$19,407

Income is not recognized on certain purchased loans if the Company cannot reasonably estimate cash flows expected to be collected. The Company held no such loans during the three months ended March 31, 2012.

NOTE 8 – OTHER REAL ESTATE OWNED

Activity in other real estate owned was as follows for the three months ended March 31, 2012 and March 31, 2011:

	2012	2011
Beginning of period	$14,692	$6,562
Additions	3,614	3,232
Sales	(6,234)	(6,735)
Net change in valuation allowance	771	3,374

Balance at end of period	$12,843	$6,433

Activity in the other real estate owned valuation allowance was as follows for the three months ended March 31, 2012 and March 31, 2011:

	2012	2011
Beginning of period	$4,081	$3,379
Additions charged to expense	14	421
Net direct write-downs or removal upon sale	(786)	(3,795)

Balance at end of period	$3,309	$5

Expenses related to foreclosed assets included in loan servicing and foreclosure expenses on the consolidated statements of income and comprehensive income are as follows for the three months ended March 31, 2012 and March 31, 2011:

	2012	2011
Net (gain)/loss on sales of other real estate owned	$(316)	$768
Operating expenses, net of rental income	250	(611)

	$(66)	$157

Loans provided for sales of other real estate owned, included in other assets on the consolidated statements of financial condition, and deferred gain on real estate sold on contract, included in accrued expenses and other liabilities on the consolidated statements of financial condition are as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Loans provided for sales of other real estate owned on contract	$1,144	$1,145

Deferred gain on other real estate owned sold on contract	$10	$50

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows as of the dates indicated:

	Contract Amount
	March 31, 2012		December 31, 2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$2,475	$2,130	$1,000	$579
Unused lines of credit	5,870	38,014	6,249	36,472
Standby letters of credit	10	10	10	10

Commitments to make loans are generally made for periods of 30 days or less.

Financial instruments that potentially subject the Bank to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, and loans. At March 31, 2012 and December 31, 2011, the Bank had interest-bearing deposit accounts with balances totaling approximately $66.1 million and $37.7 million, respectively, in other financial institutions.

NOTE 10 – PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
Land and improvements	$1,638	$1,638
Buildings	8,367	8,363
Furniture, fixtures, and equipment	5,572	4,753
Leasehold improvements	2,397	1,714
Construction in process	1,156	618

Total	19,130	17,086
Less accumulated depreciation and amortization	(6,718)	(6,501)

Premises and equipment, net	$12,412	$10,585

Depreciation expense was $218 thousand and $130 thousand for the three months ended March 31, 2012 and March 31, 2011, respectively.

Operating Leases: The Company leases certain branch properties under operating leases. Total rent expense for the three months ended March 31, 2012 and March 31, 2011 amounted to $332 thousand and $104 thousand, respectively.

Capital Leases: The Company leases certain equipment under capital leases. The lease arrangements require monthly payments through 2017.

The Company has included these leases in capital lease assets as follows:

	2012	2011
Furniture, fixtures, and equipment	$128	$—

Less accumulated depreciation and amortization	(2)	—

Premises and equipment, net	$126	$—

Depreciation expense was $2 thousand and $0 for the three months ended March 31, 2012 and March 31, 2011, respectively.

NOTE 11 – INCOME TAXES

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. Each quarter, the Company reviews its analysis of whether a valuation allowance should be recorded against its net deferred tax assets. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire net deferred tax asset will not be realized. The determination of whether a net deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, the Company believes that the realization of all but approximately 15% of the recognized net deferred tax asset (DTA) at March 31, 2012 and December 31, 2011 is more likely than not based upon available tax planning strategies and expectations as to future taxable income. At March 31, 2012 and December 31, 2011, the Company had a net deferred tax asset of $7.3 million and $7.6 million, net of a $1.3 million valuation allowance at each date. There have been no material changes to the DTA assessment from December 31, 2011 to March 31, 2012. This note should be read in conjunction with Note 15—Income Taxes, from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

NOTE 12 – MERGER AGREEMENTS AND OTHER EVENTS

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

On August 30, 2011, the Company entered into a definitive merger agreement with Beach Business Bank, providing for the merger of Beach Business Bank with and into a wholly owned subsidiary of the Company. In the merger, each share of Beach Business Bank common stock will be converted into the right to receive 0.33 of a share of Company common stock, with cash paid in lieu of fractional shares, and $4.61 in cash, subject to certain adjustments. If the value of a share of Company common stock at the closing of the transaction (measured as set forth in the merger agreement) is less than $13.50 or the Company determines that there is a reasonable possibility that the merger will not be treated as a reorganization for tax purposes, (1) the merger will be restructured as a merger of a Company subsidiary with and into Beach Business Bank, and (2) each outstanding share of Beach Business Bank common stock will instead be converted into the right to receive $9.12 in cash and a one-year warrant to purchase 0.33 shares of Company common stock at an exercise price of $14.00 per whole share of Company common stock. Because the merger was not completed on or before April 2, 2012 due to the failure to obtain required regulatory approvals, the aggregate consideration payable to Beach Business Bank shareholders will be increased by $100,000 for each month beginning on February 1, 2012 until the merger is completed. However, this additional consideration will not exceed the net income of Beach Business Bank during the period beginning on February 1, 2012 and ending on the date of the completion of the merger. The Company will have the option to deliver this increase to the merger consideration in cash, shares of Company common stock or any combination thereof, unless the merger is restructured as described in the third sentence of this paragraph, in which case such increase will be paid in cash. The transaction, which has already been approved by the shareholders of Beach Business Bank, is expected to close in 2012, subject to regulatory approvals and other closing conditions. No assurance can be given as to when or whether these approvals will be received and conditions will be met. The Company has incurred $228 thousand of costs related to this acquisition that would be expensed if the transaction does not close.

On March 5, 2012, the Company moved its corporate headquarters to Irvine, California. The Company also opened new branches in Santa Monica and Tustin, California during March 2012. The Company expects to open its newest branch in Newport Beach, California during the second quarter of 2012.

NOTE 13 – SUBSEQUENT EVENTS

On April 5, 2012, the Company announced that the Office of the Comptroller of the Currency terminated the August 2009 Memorandum of Understanding between the Office of Thrift Supervision and Pacific Trust Bank, effective April 4, 2012.

On April 23, 2012, the Company issued $33 million aggregate principal amount of 7.50% Senior Notes due April 15, 2020. Net proceeds after discounts, commissions and expenses were approximately $31.2 million and are expected to be used for possible acquisitions, support of organic growth, investments in, or extensions of credit to, its subsidiaries, investments in securities and for general corporate purposes.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of First PacTrust Bancorp, Inc. (the Company or Bancorp), at March 31, 2012, to its financial condition at December 31, 2011, and the results of operations for the three months ended March 31, 2012 to the same period in 2011. This discussion should be read in conjunction with the unaudited interim consolidated financial statements and footnotes included herein.

The Company is a community-oriented financial institution deriving substantially all of its revenue from providing banking services through its wholly owned subsidiary, Pacific Trust Bank (the Bank), to individuals within its market area, primarily San Diego, Riverside, Orange, and Los Angeles Counties, CA. The Company currently has 15 banking offices, including 11 full-service deposit taking branches, three limited-service deposit gathering branches and one loan production office. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to maintain and grow net interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and plans to expand further into southern California. The Company’s primary market risk exposure is interest rate risk and credit risk.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Assets. The Company’s total assets increased by $84.0 million, or 8.4%, to $1.1 billion at March 31, 2012 from $999.0 million at December 31, 2011 primarily due to an increase in the balance in loans receivables, net of allowance, in the amount of $52.7 million, an increase in total cash and cash equivalents of $29.4 million, an increase of $2.3 million in the balance of other assets, and an increase in premises and equipment of $1.8 million. The increase in total assets was partially reduced by a $1.8 million decline in balance of OREO.

Cash and cash equivalents. Cash and cash equivalents increased $29.4 million, or 66.0%, to $73.8 million at March 31, 2012 from $44.5 million at December 31, 2011. Cash and cash equivalents were increased by cash generated through operations of $6.7 million, an increase in time and core deposits of $67.5 million, proceeds from the sale of other real estate owned of $5.8 million, and net FHLB advances of $15.0 million (net of repayments of maturing advances). Cash and cash equivalents were reduced by increased loan receivable balances of $43.5 million, net of allowance, (also net of loans transferring to OREO status), the purchase of $19.5 million of credit impaired loans, and purchases of premises and equipment of $2.0 million. The remaining net increase in cash and cash equivalents was the result of small fluctuations in various accounts.

Loans. Loans receivable, net of allowance, increased by $52.7 million, or 6.8%, to $828.3 million at March 31, 2012 from $775.6 million at December 31, 2011. This increase was the result of loan originations exceeding net loan principal repayments, charge-offs and foreclosures during the three months ended March 31, 2012, as well as the purchase of $19.5 million of credit impaired loans. During the three months ended March 31, 2012, the Company transferred a total of $3.6 million of loans, net of specific valuation allowances, to other real estate owned.

Investments. Securities classified as available-for-sale of $101.5 million at March 31, 2012 decreased $164 thousand from December 31, 2011. Private label mortgage-backed securities totaling $10.7 million were purchased during the three months ended March 31, 2012. In addition, the Company sold a security for $2.9 million and recognized a net loss on sale of $39 thousand during the three months ended March 31, 2012.

Other Assets. Other assets increased $2.3 million, or 11.2% to $23.0 million at March 31, 2012 from $20.7 million at December 31, 2011. The increase was primarily the result of increased receivables due to the sale of an OREO property in the amount of $1.6 million.

Premises and Equipment. Premises and equipment increased $1.8 million, or 17.3%, to $12.4 million at March 31, 2012 from $10.6 million at December 31, 2011 primarily due to the relocation of the corporate headquarters to Irvine, California and the opening of two new branches in Santa Monica and Tustin, California during the first quarter.

Allowance for Loan Losses. The allowance for loan losses at March 31, 2012 was $11.2 million, which represented 1.3% of the gross loans outstanding at March 31, 2012, as compared to $12.8 million, or 1.6%, of the gross loans outstanding at December 31, 2011. Of the $11.2 million allowance, $1.3 million were allocated to impaired loans, including loans which are subject to troubled debt restructurings, with $9.9 million serving as a general reserve for loan losses. The reduction in the allowance partially resulted from the Company charging off $2.3 million of previously established specific allowance allocations, primarily as a result of changes in reporting requirements for Thrifts regulated by the Office of the Comptroller of the Currency. Of the $2.3 million total specific valuation allowances charged off during the three months ended March 31, 2012, $2.1 million related to one-to four-family first mortgage loans and $236 thousand related to land loans. The remaining charges-offs related to other revolving credit and installment loans. The decline of the Company’s allowance for loan losses as a percentage of gross loans was reduced by the purchase of $19.4 million credit impaired loans during the three months ended March 31, 2012. The balance of these loans totaled $19.5 million at March 31, 2012. Excluding these loans, the Company’s allowance for loan losses as a percentage of gross loans outstanding at March 31, 2012 would be 1.4%. The Company’s non-performing loans, including non-performing and restructured loans, also reflected the improved credit quality in the portfolio with a $911 thousand decline in gross non-performing loans from $19.3 million at December 31, 2011 to $18.3 million at March 31, 2012. The Company added $691 thousand to its allowance for loan losses during the three months ended March 31, 2012 related primarily to new commercial real estate production as well as an increase in general reserves to compensate for higher economic uncertainty.

The Company maintains an allowance for loan losses to absorb probable incurred losses inherent in the loan portfolio at the balance sheet date. The allowance is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan-level credit quality ratings, loan specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. The Company uses a rolling three year loss experience in analyzing an appropriate reserve factor for all loans. Management tested this enhancement and determined that it did not have a material effect on the prior year’s allowance calculation. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values

Nonaccrual Loans. The following table summarizes our nonaccrual loans, at March 31, 2012 and December 31, 2011. This table includes troubled debt restructured loans on nonaccrual. There were no loans past due 90 days or more and still accruing interest at March 31, 2012 and December 31, 2011. Nonaccrual loans at March 31, 2012 and December 31, 2011 totaling $17.1 million and $16.3 million were net of specific allowance allocations of $1.2 million and $2.9 million, respectively.

	March 31, 2012	December 31, 2011
Commercial:
Commercial and industrial	$—	$—
Real estate mortgage	3,071	—
Multi-family	5,484	3,090
Land	487	1,887
Consumer:
Real estate 1-4 family first mortgage	9,299	14,272
Real estate 1-4 family junior lien mortgage	—	—
Other revolving credit and installment	2	5

Total	$18,343	$19,254

Non-Performing Assets. The following table is a summary of our non-performing assets at March 31, 2012 and December 31, 2011, consisting of non-performing loans and other real estate loans as of such dates. Non-performing loans include all nonaccrual loans that are past due 90 days or more, including troubled debt restructured loans on nonaccrual, and loans past due 90 days and still accruing interest, of which there were none at March 31, 2012 and December 31, 2011. Non-performing loans at March 31, 2012 and December 31, 2011 totaling $17.1 million and $16.3 million were net of specific allowance allocations of $1.2 million and $2.9 million, respectively. Other real estate owned at March 31, 2012 and December 31, 2011 totaling $12.8 million and $14.7 million were net of valuation allowances of $3.3 million and $4.1 million, respectively.

	At March 31, 2012	At December 31, 2011
Nonperforming loans
Commercial:
Commercial and industrial	$—	$—
Real estate mortgage	3,071	—
Multi-family	5,484	3,090
Land	487	1,887
Consumer:
Real estate 1-4 family first mortgage and green	9,299	14,272
Real estate 1-4 family junior lien mortgage and green	—	—
Other revolving credit and installment	2	5

Total nonperforming loans	$18,343	$19,254
Other real estate owned	$12,843	$14,692

Total nonperforming assets	$31,186	$33,946

Ratios
Non-performing loans to total gross loans	2.19%	2.45%
Non-performing assets to total assets	2.88%	3.40%

Troubled Debt Restructured Loans (TDRs). As of March 31, 2012, the Company had 23 loans with an aggregate balance of $16.7 million classified as TDRs compared to loans with an aggregate balance of $18.2 million at December 31, 2011 classified as TDRs. Specific allowance allocations totaling $678 thousand have been established for these loans as of March 31, 2012 compared to $2.1 million at December 31, 2011. The difference in specific allowance allocations was largely due to a charge offs during the three months ended March 31, 2012, and were largely related to changes in reporting requirements for Thrifts by the OCC. When a loan becomes a TDR the Company ceases accruing interest, and classifies it as non-accrual until the borrower demonstrates that the loan is again performing.

As of March 31, 2012, of the 23 loans classified as TDRs, 22 loans totaling $16.4 million are making payments according to their modified terms and are less than 90-days delinquent. Of the performing TDRs, $12.8 million in loans are secured by single family residences, $487 thousand are secured by land, $3.1 million are secured by multi-family residences, and the remaining is comprised of an unsecured $2 thousand consumer loan. One TDR loan with a balance of $371 thousand is over 90 days delinquent and is secured by a single family residence. This loan will either return to a performing TDR status or move through the Bank’s normal collection and foreclosure process for non-performing loans.

The following table presents the seasoning of the Bank’s performing restructured loans, their effective balance (principal balance less specific allowance allocations charged-off), and their weighted average interest rates (dollars in thousands):

Performing Restructured Loans As of March 31, 2012
Payments	# of loans	Effective Balance	Average Loan Size	Weighted Average Interest Rate
	(Dollars in Thousands)
1 Payment	—	$—	$—	—
2 Payments	—	—	—	—
3 Payments	—	—	—	—
4 Payments	1	153	153	6.25%
5 Payments	1	3,600	3,600	5.00%
6 Payments	—	—	—	—
7 Payments	—	—	—	—
8 Payments	—	—	—	—
9 Payments	1	679	679	3.00%
10 Payments	—	—	—	—
11 Payments	—	—	—	—
12+ Payments	19	11,926	628	5.34%

Total	22	$16,358	$744	5.18%

Other Real Estate Owned Assets (“OREO”). During the first quarter of 2012, the Company foreclosed on 9 single family residential properties totaling $3.6 million. Additionally, the Company sold ten single family residential properties at a net gain of $316 thousand. The Company also recorded a $14 thousand write-down of its OREO properties during the first quarter.

Deposits. Total deposits increased by $67.5 million, or 8.6%, to $853.8 million at March 31, 2012 from $786.3 million at December 31, 2011. Certificates of deposit increased $42.0 million, savings accounts increased $3.6 million and checking accounts increased $33.2 million. Growth was achieved primarily from the opening of two new branches during the period as well as the formation of new customer relationships and the attraction of additional funds from existing customers. Money market accounts declined $11.3 million. Total core deposits (total deposits less CDs) increased by 8.1% to $341.9 million at March 31, 2012, compared to $316.5 million at December 31, 2011. The Bank completed the opening of two new branches in Santa Monica and Tustin, California during the first quarter of 2012, which the Company hopes will contribute to future growth. The Bank is actively seeking additional production offices in core Southern California banking markets including Orange County and the Los Angeles area.

Federal Home Loan Bank (“FHLB”) Advances. During the three months ended March 31, 2012, $20 million of long term FHLB advances matured and $35 million of FHLB advances were obtained, resulting in a 75.0% increase to $35.0 million at March 31, 2012, from $20.0 million at December 31, 2011. The $35 million of advances have an average current yield of 1.06% and mature between 2012 and 2015.

Shareholders’ Equity. Shareholders’ equity decreased $493 thousand, or 0.3% to $184.0 million at March 31, 2012 from $184.5 million at December 31, 2011. Equity decreased due to the payment of common stock dividends of $1.2 million and preferred stock dividends of $400 thousand. Equity increased due to net income of $377 thousand, a $511 thousand increase in the fair value of securities available-for-sale, net of tax, and stock option compensation expense of $284 thousand.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General. Net income decreased $316 thousand to $377 thousand for the three months ended March 31, 2012 compared to net income of $693 thousand in the same period of the prior year as a result of the factors discussed below.

Interest and Dividend Income. Interest and dividend income increased by $1.4 million, or 15.4% to $10.3 million for the three months ended March 31, 2012, compared to $8.9 million for the three months ended March 31, 2011 as described below.

Interest income on loans increased $1.9 million, or 24.3% to $9.5 million for the three months ended March 31, 2012 from $7.7 million for the three months ended March 31, 2011. The primary factor for the increase was a $134.2 million increase in the average balance of loans receivable from $672.5 million for the three months ended March 31, 2011 to $806.6 million for the three months ended March 31, 2012. The increase in interest income on loans receivable was further increased by a 16 basis point increase in the average yield on loans receivable to 4.72% due primarily to the increase in commercial real estate loan production yielding higher rates.

Interest income on securities decreased $507 thousand to $737 thousand for the three months ended March 31, 2012 from $1.2 million for the three months ended March 31, 2011. Although there was a $35.2 million increase in the average balance of investments to $105.3 million, there was a 430 basis point decline in the average yield on the portfolio from 7.10% at March 31, 2011 to 2.80% at March 31, 2012. The decline in the average yield on the portfolio was due to the sale of higher yielding securities in the prior year as the Company took the opportunity to divest several of its private label residential mortgage-backed securities.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant spread for the three months ended March 31, 2012 and March 31, 2011. No tax equivalent adjustments were made. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31, (dollars in thousands)
	2012			2011
	Average Balance	Interest	Annualized Average Yield/ Cost	Average Balance	Interest	Annualized Average Yield/ Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$806,648	$9,528	4.72%	$672,491	$7,666	4.56%
Securities(2)	105,254	737	2.80%	70,073	1,244	7.10%
Other interest-earning assets(3)	61,498	60	0.39%	46,370	39	0.34%

Total interest-earning assets	973,400	10,325	4.24%	788,934	8,949	4.52%
Non-interest earning assets(4)	74,633			62,320

Total assets	$1,048,033			$851,254

INTEREST-BEARING LIABILITIES
NOW	$102,670	112	0.43%	$61,304	16	0.10%
Money market	178,238	137	0.31%	89,814	66	0.29%
Savings	40,443	11	0.11%	129,042	90	0.28%
Certificates of deposit	492,764	1,089	0.88%	359,228	1,105	1.23%
FHLB advances	37,802	100	1.06%	68,750	517	3.01%

Total interest-bearing liabilities	851,917	1,449	0.68%	708,138	1,794	1.00%

Non-interest-bearing liabilities	10,075			7,159

Total liabilities	861,992			715,297
Total shareholders’ equity	186,041			135,957

Total liabilities and shareholders’ equity	$1,048,033			$851,254

Net interest/spread		$8,876	3.56%		$7,155	3.52%

Margin(5)			3.65%			3.63%
Ratio of average interest-earning assets to average interest-bearing liabilities	114.26%			111.41%

(1)	Average balances of nonperforming loans are included in the above amounts. Calculated net of deferred fees, premiums/discounts, and loss reserves.
(2)	Calculated based on average amortized cost.
(3)	Includes average FHLB stock at cost and average term deposits with other financial institutions.
(4)	Includes average balance of bank-owned life insurance (BOLI) investments of $18.5 million in 2012 and $18.1 million in 2011.
(5)	Net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2012 compared to March 31, 2011
	Total Change	Change Due To Volume	Change Due To Rate
	(In thousands)
Income from interest earning assets:
Loans, gross	$1,862	$1,576	$286
Securities	(507)	453	(960)
Interest-bearing deposits in other financial institutions	21	14	7

Total interest income from interest earning assets	1,376	2,043	(667)

Expense on interest –bearing liabilities:
NOW	96	17	79
Money market	71	68	3
Savings	(79)	(42)	(37)
Certificates of Deposit	(16)	345	(361)
FHLB Advances	(417)	(171)	(246)

Total interest expense on interest-bearing liabilities	(345)	217	(562)

Net interest income	$1,721	$1,826	$(105)

Interest Expense. Interest expense decreased $345 thousand or 19.3% to $1.4 million for the three months ended March 31, 2012 from $1.8 million for the three months ended March 31, 2011. Interest expense on deposits increased $72 thousand, or 5.6% to $1.3 million for the three months ended March 31, 2012 from $1.3 million for the three months ended March 31, 2011. The primary factor for the increase was a $174.7 million increase in the average balance of deposits to $814.1 million for the three months ended March 31, 2012 from $639.4 million for the three months ended March 31, 2011, partially offset by an 11 basis point decline in the Company’s overall average cost of deposits to 0.69% for the three months ended March 31, 2012 from 0.80% for the three months ended March 31, 2011, due to lower market interest rates.

Interest expense on FHLB advances decreased $417 thousand, or 80.6% to $100 thousand for the three months ended March 31, 2012 from $517 thousand for the three months ended March 31, 2011. The decline in interest expense was primarily due to the average balance of FHLB advances decreasing $30.9 million from $68.8 million for the three months ended March 31, 2011 to $37.8 million for the three months ended March 31, 2012, and a 195 basis point reduction in the average cost of advances to 1.06% for the three months ended March 31, 2012 from 3.01% for the three months ended March 31, 2011.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses increased $1.7 million, or 24.1%, to $8.9 million for the three months ended March 31, 2012 from $7.2 million for the three months ended March 31, 2011. The Company’s net interest margin increased 2 basis point from 3.63% for the three months ended March 31, 2011 to 3.65% for the three months ended March 31, 2012. Continued improvement in the Bank’s liability mix and average cost of deposits resulted in an 11 basis point reduction in the average cost of deposits from 0.80% for the three months ended March 31, 2011 to 0.69% for the three months ended March 31, 2012. These benefits were enhanced by a 16 basis point increase in the average yield on the Bank’s loan portfolio from 4.56% for the three months ended March 31, 2011 to 4.72% for the three months ended March 31, 2012 due to the repricing of adjustable rate loans and reversal of accrued interest on a number of loans delinquent more than 90 days. The Company also experienced declines in the average yield on securities from 7.10% for the three months ended March 31, 2011 to 2.80% for the three months ended March 31, 2012 as the Company diluted the high yields on its core portfolio by selling some of the portfolio and investing excess liquidity into shorter term lower yielding securities.

Provision for Loan Losses. The Company maintains an allowance for loan losses to absorb probable incurred losses presently inherent in the loan portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company currently takes into account many factors, including the Company’s own historical and peer loss trends, loan-level credit quality ratings, loan specific attributes along with a review of various credit metrics and trends. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans individually, primarily through the evaluation of cash flows or collateral values. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2012 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable as of the balance sheet date. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, a majority of the Company’s loans are to individuals and businesses in Southern California. During the three months ended March 31, 2012, the Company provided $691 thousand to its provision for loan losses related primarily to increased general reserves on new loan originations and loan purchases and an increase to general reserves to compensate for higher economic uncertainty.

Non-performing loans, including all loans on nonaccrual or loans past due over 90 days that are on accrual, decreased by $911 thousand and totaled $18.3 million as of March 31, 2012, compared to $19.3 million at December 31, 2011. Net charge-offs totaled $2.3 million for the first quarter of 2012 which primarily resulted from the charge-off of specific allowance allocations for various one-to four- family properties and land loans . These levels compare to $2.7 million in net charge-offs in the prior year’s first quarter.

Noninterest Income. Noninterest income decreased $264 thousand for the three months ended March 31, 2012 to $503 thousand compared to $767 thousand for the same period of the prior year primarily due to a $319 thousand gain on the sale of securities in the prior year’s first quarter.

Noninterest Expense. Noninterest expense increased $1.4 million, or 20.6% to $8.2 million for the three months ended March 31, 2012 compared to $6.8 million for the same period of the prior year. This net increase was primarily the result of a $1.5 million increase in salaries and employee benefits, a $414 thousand increase in loan servicing and foreclosure, a $208 thousand increase in professional fees, and a $335 thousand increase in occupancy and equipment expenses. These increases were partially offset by a $407 thousand decrease in valuation allowance expense for other real estate owned, a $1.1 million decrease in loss on sale of other real estate owned property, and a $65 thousand decrease in FDIC expenses due to a decline in the multiplier used for FDIC assessments.

Salaries and employee benefits represented 59.2% and 49.6% of total noninterest expense for the three months ended March 31, 2012 and March 31, 2011, respectively. Total salaries and employee benefits increased $1.5 million, or 44.0%, to $4.9 million for the three months ended March 31, 2012 from $3.4 million for the same period in 2011, due to additional compensation expense related to the hiring of new officers, production personnel and support staff needed to execute the Company’s growth strategy.

The valuation allowance for other real estate owned decreased $407 thousand to $14 thousand for the three months ended March 31, 2012 compared to $421 thousand for the same period in the prior year. The decline was due to the sale of OREO properties during the three months ended March 31 2012 with large valuation allowances established in prior periods.

Total professional fees increased $208 thousand, or 62.1% to $543 thousand for the three months ended March 31, 2012 from $335 thousand for the same period in 2011, due to increased consulting and legal fees primarily related to strategic planning activities.

Gain/losses on the sale of other real estate owned increased $1.1 million due to a gain of $316 thousand for the three months ended March 31, 2012 compared to a loss of $768 thousand for the same period of the prior year. During the first quarter of 2012, the Company disposed of $6.2 million in OREO at a net gain of $316 thousand, while charging off additional valuation allowances totaling $771 million on new or existing OREO. As of March 31, 2012, the Company’s OREO balances totaled $12.8 million (1.2% of total assets), compared to $14.7 million (1.5% of total assets) as of December 31, 2011.

Occupancy and equipment expenses increased $335 thousand, or 50.3% to $999 thousand for the three months ended March 31, 2012 from $664 thousand in the same period in 2011 primarily due to increased building and equipment maintenance, primarily related to the newly acquired branch locations during the period.

Income Tax Expense. An income tax expense of $93 thousand was recorded for the three months ended March 31, 2012 compared to income tax expense of $413 thousand for the three months ended March 31, 2011. The effective tax rate for the three month period ending March 31, 2012 of 19.8% was in accordance with the guidelines of ASC 740 and compares to an effective tax rate for the three months ended March 31, 2011 of 37.3%. The Company’s effective tax rate decreased due to the lower a level of taxable income and an increased level of nontaxable income as a percentage of income before income taxes.

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

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At March 31, 2012, there were $4.6 million of approved loan origination commitments. At the same date, unused lines of credit were $43.9 million and outstanding letters of credit totaled $20 thousand. Certificates of deposit scheduled to mature in one year at March 31, 2012, totaled $324.8 million. Based on the competitive rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank, although no assurance can be given in this regard. In addition, the Bank had the ability at March 31, 2012 to borrow an additional $113.7 million from the FHLB and $122.8 million from the Federal Reserve Bank to meet commitments and for liquidity purposes. The Bank has FHLB advances of $10.0 million maturing within the next 12 months. The Bank intends to replace these advances with new borrowings from the FHLB, Federal Reserve Bank or deposits, as and to the extent needed and depending on market conditions.

Capital

Consistent with its goals to operate a sound and profitable financial organization, Pacific Trust Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. The Bank’s total equity was $129.6 million at March 31, 2012, or 12.1% of the Bank’s total assets on that date. As of March 31, 2012, Pacific Trust Bank exceeded all capital requirements of the OCC. Pacific Trust Bank’s regulatory capital ratios at March 31, 2012 were as follows: core capital 11.81%; Tier I risk-based capital, 15.85%; and total risk-based capital 17.10%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

The following table sets forth the Bank’s capital components (dollars in thousands):

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total capital (to risk-weighted assets)	$135,546	17.09%	$63,461	8.00%	$79,326	10.00%
Tier 1 capital (to risk-weighted assets)	125,636	15.84	31,714	4.00	47,596	6.00
Tier 1 (core) capital (to adjusted tangible assets)	125,636	11.81	42,553	4.00	53,191	5.00
December 31, 2011
Total capital (to risk-weighted assets)	$137,913	18.56%	$59,447	8.00%	$74,309	10.00%
Tier 1 capital (to risk-weighted assets)	128,847	17.34	29,724	4.00	44,585	6.00
Tier 1 (core) capital (to adjusted tangible assets)	128,847	13.08	39,409	4.00	49,261	5.00

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

The following tables present the projected change in the Bank’s net portfolio value at December 31, 2011 (the latest date for which information is available), that would occur upon an immediate change in interest rates based on Office of Thrift Supervision assumptions, but without giving effect to any steps that management might take to counteract that change. The net portfolio value analysis was unable to produce results for the minus 200 basis point scenario.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$135,580	$(19,823)	(13)%	13.78%	(157)bp
+ 200 bp	143,538	(11,864)	(8)%	14.43%	(92)bp
+ 100 bp	148,932	(6,471)	(4)%	14.84%	50bp
0 bp	155,403	—	—	15.34%	—
- 100 bp	158,563	3,160	2%	15.59%	25bp

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2012 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Set forth below is a complete update and restatement of the risk factors that appeared in our Annual Report on Form 10-K for the year ended December 31, 2011. These risk factors will be further updated in our Quarterly Reports on Form 10-Q for the quarterly periods ending June 30, 2012 and September 30, 2012 for any material changes to the information set forth below.

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

There are risks associated with our growth strategy. To the extent that we grow through acquisitions, we cannot ensure that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or other assets, as well as other expansion activities, involves various risks including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of integrating acquired banks or branches into the Bank, the risk of loss of customers and/or employees of the acquired institution or branch, executing cost savings measures, not achieving revenue enhancements and otherwise not realizing the transaction’s anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management’s attention from ongoing business operations, may require investment in integration and in development and enhancement of additional operational and reporting processes and controls and may subject us to additional regulatory scrutiny.

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

We cannot accurately predict the effect of the weakness in the national economy on our future operating results or the market price of our voting common stock or our 7.50% Senior Notes Due April 15, 2020 (“senior notes”).

The national economy in general and the financial services sector in particular are currently facing challenges of a scope unprecedented in recent history. We cannot accurately predict the severity or duration of the current economic downturn, which has adversely impacted the markets we serve. Any further deterioration in national or local economic conditions would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of our voting common stock or senior notes to decline. While it is impossible to predict how long these conditions may exist, the current economic downturn could present substantial risks for some time for the banking industry and for us.

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

We maintain an allowance for loan losses which we believe is appropriate to provide for probable incurred losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Our allowance for loan losses was 1.3% of gross loans held for investment and 60.9% of nonperforming loans at March 31, 2012. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than that of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.

Our business may be adversely affected by credit risk associated with residential property and declining property values.

At March 31, 2012, $582.7 million, or 69.5% of our total gross loan portfolio, was secured by single-family mortgage loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the California housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.

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

Many of the residential mortgage loans we have originated for investment consisted of non-traditional single family loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines, including our Green Account loans. The Green Account is a first mortgage line of credit with an associated “clearing account” that allows all types of deposits and withdrawals to be performed, including direct deposit, check, debit card, ATM, ACH debits and credits, and internet banking and bill payment transactions. At March 31, 2012, we had $217.9 million of Green Account loans, which represented 26.0% of our gross loan portfolio as of that date. Green Account home equity loans generally have a fifteen year draw period with interest-only payment requirements, a balloon payment requirement at the end of the draw period and a maximum 80% loan to value ratio. In addition to the Green Account loans, we had other interest-only single family residential mortgage loans totaling $136.7 million at March 31, 2012, representing 16.3% of our gross loan portfolio as of that date, and single family residential negative amortization loans (a loan in which accrued interest exceeding the required monthly loan payment may be added to loan principal) totaling $19.9 million, representing 2.37% of our gross loan portfolio as of March 31, 2012. We ceased originating negative amortization loans in 2006.

In the case of interest-only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status. Since the borrower’s monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, the borrower might not be able to afford the increased monthly payment. In addition, interest-only loans have a large, balloon payment at the end of the loan term, which the borrower may be unable to pay. Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to 110% of the original loan to value ratio during the first five years the loan is outstanding, with payments adjusting periodically as provided in the loan documents, potentially resulting in higher payments by the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline, and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their loans to pay off their mortgage obligations. For these reasons, interest-only loans and negative amortization loans are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of realized losses. Furthermore, these loans are not as readily saleable as loans that conform to agency guidelines and often can be sold only after discounting the amortized value of the loan. As of March 31, 2012, 2.8% of our interest-only loans, totaling $10.7 million, were in non-performing status.

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

If we foreclose on a commercial and multi-family real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As of March 31, 2012, our commercial and multi-family real estate loans totaled $244.2 million, or 29.1% of our total gross loan portfolio.

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

As of March 31, 2012, the Company’s investment securities portfolio consisted of sixty-one securities, thirty-two of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s private label residential mortgage-backed securities, as discussed below.

The Company’s private label residential mortgage-backed securities that are in a loss position had a fair value of $62.2 million with unrealized losses of approximately $1.1 million at March 31, 2012. These non-agency private label residential mortgage-backed securities were rated AA or above at purchase and are not within the scope of ASC 325. The Company monitors to ensure it has adequate credit support and as of March 31, 2012, the Company believes there is no other than temporary impairment (OTTI) and did not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

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

At March 31, 2012, we held $18.5 million of bank-owned life insurance or BOLI on certain key and former employees and executives, with a cash surrender value of $18.5 million. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

If our investment in the Federal Home Loan Bank of San Francisco becomes impaired, our earnings and shareholders’ equity could decrease.

At March 31, 2012, we owned $6.6 million in FHLB stock. We are required to own this stock to be a member of and to obtain advances from our FHLB. This stock is not marketable and can only be redeemed by our FHLB, which currently is not redeeming any excess member stock. Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.

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

The Company has a significant deferred tax asset (sometimes referred to below as a “DTA”) and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At March 31, 2012, the Company had a net deferred tax asset of $7.3 million, net of a deferred tax asset valuation allowance of $1.3 million. Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset at March 31, 2012 is more likely than not based upon available tax planning strategies and expectations as to future taxable income.

Our ability to utilize its DTAs to offset future taxable income may be significantly limited if the Company experiences an “ownership change” under the Internal Revenue Code.

As of March 31, 2012, the Company had recognized net DTAs of approximately $7.3 million, which are included in its tangible common equity. The Company’s ability to utilize its DTAs to offset future taxable income may be significantly limited if the Company experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (“the Code”). In general, an ownership change will occur if there is a cumulative change in the Company’s ownership by “5-percent or more shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. If this were to occur, the Company would be subject to an annual limitation on its pre-ownership change DTAs equal to the value of the corporation immediately before the ownership change, provided that the annual limitation would be increased each year to the extent that there is an unused limitation in a prior year.

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

The per annum dividend rate on the SBLF Preferred Stock can fluctuate between 1% and 5% on a quarterly basis during the first ten quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the amount of “QSBL” by the Bank from a “baseline” level (the average of the Bank’s quarter-end QSBL for the four quarters ended June 30, 2010, which was $36.1 million). For the eleventh dividend period to the fourth anniversary of the SBLF transaction, the dividend rate will be fixed at between 1% and 5%, based upon the percentage increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (i.e., as of September 30, 2013); however, if there is no increase in QSBL from the baseline level to the level as of the end of the ninth dividend period (or if QSBL has decreased during that time period), the dividend rate will be fixed at 7.0%. From and after the fourth anniversary of the SBLF transaction, the dividend rate will be fixed at 9.0%, regardless of the level of QSBL. Depending on our financial condition at the time, any such increases in the dividend rate could have a material negative effect on our liquidity.

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

As of March 31, 2012, our executive officers and directors and the directors of the Bank as a group beneficially owned 583,751 shares of our voting common stock, representing approximately 4.96% of the total shares of voting common stock outstanding as of that date. Due to their collective ownership interest, these individuals may be able to exercise influence over the management and business affairs of our company and the Bank. For example, using their collective voting power, these individuals may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be favored by other shareholders.

Risks Relating to Our Senior Notes

The senior notes are unsecured obligations of First PacTrust Bancorp and not obligations of our subsidiaries and are effectively subordinated to any future secured obligations of First PacTrust Bancorp and to all of the obligations of First PacTrust Bancorp’s subsidiaries. Structural subordination increases the risk that we will be unable to meet our obligations on the senior notes when they mature.

The senior notes are unsecured unsubordinated obligations of First PacTrust Bancorp and rank equally in right of payment with all of our other unsecured indebtedness and senior in right of payment to any of our existing or future obligations that are by their terms expressly subordinated or junior in right of payment to the senior notes. The senior notes will be effectively subordinated to any of our future secured indebtedness to the extent of the value of the assets securing that indebtedness. First PacTrust Bancorp has no other secured debt outstanding as of the date of this report. However, the indenture governing the senior notes does not limit the incurrence of additional indebtedness by First PacTrust Bancorp, including indebtedness senior to the senior notes, or by its subsidiaries.

The senior notes are obligations of First PacTrust Bancorp only, are not obligations of or deposits in the Bank or its other subsidiaries, and are not insured by any government or private agency. Because First PacTrust Bancorp is a holding company, its rights and the rights of its creditors, including the holders of the senior notes, to participate in any distribution of the assets of the Bank or First PacTrust Bancorp’s other subsidiaries, upon a liquidation, reorganization, or insolvency of the Bank or First PacTrust Bancorp’s other subsidiaries (and the consequent right of the holders of the senior notes to participate in those assets) will be subject to the claims of the creditors of the Bank or First PacTrust Bancorp’s other subsidiaries (including depositors in its subsidiaries). If First PacTrust Bancorp is a creditor of the Bank or its other subsidiaries, the claims of First PacTrust Bancorp would be subject to any prior security interest in the assets of the Bank or First PacTrust Bancorp’s other subsidiaries and any indebtedness of its subsidiaries senior to that of First PacTrust Bancorp.

The senior notes are also effectively subordinated to all of the liabilities of the Bank or First PacTrust Bancorp’s other subsidiaries, to the extent of their assets, since they are separate and distinct legal entities with no obligation to pay any amounts due under First PacTrust Bancorp’s indebtedness, including the senior notes, or to make any funds available to make payments on the senior notes, whether by paying dividends or otherwise.

We depend primarily on cash dividends from our subsidiaries to meet our cash obligations. Failure of our subsidiaries to pay sufficient cash dividends would prevent us from paying interest on the senior notes or the principal of the senior notes at maturity.

First PacTrust Bancorp is a holding company and reports financial information on a consolidated basis with its subsidiaries. Substantially all of the assets held by the consolidated companies are held by First PacTrust Bancorp’s subsidiaries, in particular, the

Bank. As a holding company, dividends from the Bank provide a substantial portion of First PacTrust Bancorp’s cash flow, which will be used to pay interest on the senior notes. Various regulatory provisions limit the amount of dividends the Bank can pay to First PacTrust Bancorp without regulatory approval. In certain cases, regulatory authorities may even prohibit the Bank from paying dividends to First PacTrust Bancorp. The Bank did not pay dividends to First PacTrust Bancorp in 2011 or the first quarter of 2012.

We may not be able to generate sufficient cash to service our debt obligations, including our obligations under the senior notes.

Our ability to make payments on and to refinance our indebtedness, including the senior notes, will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the senior notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be unable to provide new loans, other products or to fund our obligations to existing customers and otherwise implement our business plans, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the senior notes. As a result, we may be unable to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions of assets or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

There is no established trading market for the senior notes which could make it more difficult for you to sell your senior notes and could adversely affect their price.

The senior notes constitute a new issue of securities for which no established trading market exists. Consequently, it may be more difficult for you to sell your senior notes. If the senior notes are traded after their initial issuance, they may trade at a discount, depending upon:

•	our financial condition;

•	prevailing interest rates;

•	the time remaining on the maturity of the senior notes;

•	their subordination to our existing and future liabilities;

•	the outstanding principal amount of the senior notes;

•	the market for similar securities; and

•	other factors beyond our control, including general economic conditions.

We intend to apply for a listing of the senior notes on the NASDAQ Global Market; however, we cannot assure you of the development or liquidity of any trading market for the senior notes following their initial issuance.

General market conditions and unpredictable factors could adversely affect market prices for the senior notes.

There can be no assurance about the market prices for the senior notes. Several factors, many of which are beyond our control, will influence the market value of the senior notes. Factors that might influence the market value of the senior notes include, but are not limited to:

•	our creditworthiness, financial condition, performance and prospects;

•	the market for similar securities; and

•	economic, financial, geopolitical, regulatory or judicial events that affect us or the financial markets generally (including the occurrence of market disruption events).

If you purchase senior notes, whether in connection with their initial issuance or in the secondary market, the senior notes may subsequently trade at a discount to the price that you paid for them.

There are limited covenants in the indenture.

The indenture governing the senior notes does not:

•

require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flow or liquidity and, accordingly, does not protect holders of the senior notes in the event that we experience material adverse changes in our financial condition or results of operations;

•	limit the ability of First PacTrust Bancorp and its subsidiaries to incur indebtedness;

•	prevent First PacTrust Bancorp or any of its subsidiaries from becoming subject to liens, except to the extent provided in the indenture;

•	restrict our ability to pay dividends, prepay indebtedness ranking junior to the senior notes or make investments; or

•

restrict our ability to engage in any acquisition or other transaction, other than our ability to merge or consolidate with, or sell all or substantially all of our assets to, another person without the surviving person or transferee (if other than First PacTrust Bancorp) assuming the obligations under the senior notes.

For these reasons, you should not consider the covenants in the indenture as a significant factor in evaluating whether to invest in the senior notes.

An increase in the level of our outstanding indebtedness, or other events, could have an adverse impact on our business, properties, capital structure, financial condition, results of operations or prospects, which could adversely impact the trading prices for, or the liquidity of, the senior notes. Any such event could also adversely affect our cost of borrowing, limit our access to the capital markets or result in more restrictive covenants in future debt agreements.

Increased leverage as a result of the issuance of the senior notes may harm our financial condition and results of operations.

As of March 31, 2012, we had $25.0 million of long-term FHLB advances. As of March 31, 2012, we had 32,000 shares of SBLF Preferred Stock, with a liquidation preference of $1,000 per share, issued and outstanding.

Our level of indebtedness could have important consequences to you, because:

•	it could affect our ability to satisfy our financial obligations, including those relating to the senior notes;

•

a portion of our cash flows from operations will have to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	it may impair our ability to obtain additional financing in the future;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.

We may redeem the senior notes before maturity, and you may be unable to reinvest the proceeds at the same or a higher rate of return.

At our option, we may redeem the senior notes on April 15, 2015 or on any scheduled quarterly interest payment date thereafter. If we redeem the senior notes prior to maturity, you may be unable to reinvest the money you receive in the redemption at a rate that is equal to or higher than the rate of return on the senior notes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended March 31, 2012 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
01/1/12-01/31/12	—	—	—	0
02/1/12-02/29/12	6,864	10.60	—	0
03/1/11-03/31/11	—	—	—	1,000,000

The Company currently has a stock buyback plan, however, purchases made by the Company during the quarter were tax liability sales related to employee stock benefit plans and are consistent with past practices.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc. (sometimes referred to below as the “Registrant” or the “Company”), Gateway Bancorp, Inc. (“Gateway”), each of the stockholders of Gateway and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)

2.1A	Amendment No. 1, dated as of November 28, 2011, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(1)

2.2B	Amendment No. 2, dated as of February 24, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(2)

2.2	Agreement and Plan of Merger, dated as of August 30, 2011, by and between First PacTrust Bancorp, Inc. and Beach Business Bank, as amended by Amendment No. 1 thereto dated as of October 31, 2011	(b)

3.1	Articles of Incorporation of First PacTrust Bancorp, Inc.	(c)

3.2	Articles of Amendment to the Charter of First PacTrust Bancorp, Inc.	(d)

3.3	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(e)

3.4	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Class B Non-Voting Common Stock	(f)

3.5	Articles of Amendment to Articles Supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Class B Non-Voting Common Stock	(g)

3.6	Bylaws of First PacTrust Bancorp, Inc.	(h)

4.1	Warrant to purchase up to 240,000 shares of First PacTrust Bancorp, Inc. common stock originally issued on November 1, 2010	(f)

4.2	Warrant to purchase up to 1,395,000 shares of First PacTrust Bancorp, Inc. common stock originally issued on November 1, 2010	(f)

4.3	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(o)

4.4	Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50% Senior Notes due April 15, 2020 and form of 7.50% Senior Notes due April 15, 2020	(o)

10.1	Severance Agreement with Hans R. Ganz	(c)

10.2	Reserved

10.3	Severance Agreement with James P. Sheehy	(c)

10.4	Severance Agreement with Regan J. Lauer (substantially identical to form of Severance Agreement with James P. Sheehy)	(c)

10.5	Form of Agreement to Modify Severance Benefits with each of Hans R. Ganz, James P. Sheehy, and Regan Lauer	(i)

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

10.6	Employment Agreement with Gregory A. Mitchell (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Mitchell pursuant to his Employment Agreement)	(f)

10.7	Employment Agreement with Richard Herrin (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Herrin pursuant to his Employment Agreement)	(j)

10.8	Employment Agreement with Matthew Bonaccorso (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Bonaccorso pursuant to his Employment Agreement)	(k)

10.9	Employment Agreement with Gaylin Anderson (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Anderson pursuant to his Employment Agreement)	(k)

10.10	Employment Agreement with Chang Liu (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Liu pursuant to his Employment Agreement)	(k)

10.11	Employment Agreement with Marito Domingo (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Domingo pursuant to his Employment Agreement)	(l)

10.12	Registrant’s 2011 Omnibus Incentive Plan	(m)

10.12A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(p)

10.12B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(p)

10.12C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(p)

10.13	Registrant’s 2003 Stock Option and Incentive Plan	(n)

10.14	Registrant’s 2003 Recognition and Retention Plan	(n)

10.15	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between First PacTrust Bancorp, Inc. and the Secretary of the United States Treasury	(e)

11.0	Statement regarding computation of per share earnings	None

15.0	Letter re unaudited interim financial information	None

18.0	Letter regarding change in accounting principles	None

19.0	Report furnished to security holders	None

22.0	Published Report regarding matters submitted to vote of security holders	None

24.0	Power of Attorney	None

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

31.3	Rule 13(a)-14(a) Certification (Principal Accounting Officer)	31.3

32.0	Rule 13(a)-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statements of Shareholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.	101.0

*	(a) Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.

(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference

(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.

(c)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.

(d)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.

(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2011 and incorporated herein by reference.

(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on December 20, 2010 and incorporated herein by reference.

(j)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference.

(k)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

(l)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 10, 2011 and incorporated herein by reference.

(m)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference

(n)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(p)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: May 10, 2012	/s/ Gregory A. Mitchell
Gregory A. Mitchell
President and Chief Executive Officer

Date: May 10, 2012	/s/ Marangal I. Domingo
Marangal I. Domingo
Executive Vice President/ Chief Financial Officer

Date: May 10, 2012	/s/ Regan J. Lauer
Regan J. Lauer
Senior Vice President/ Controller