Form 10-Q
period 2012-06-30
FIRST PACTRUST BANCORP INC
filed 2012-08-10
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 8, 2012 the registrant had outstanding 10,612,592 shares of voting common stock and 1,090,061 shares of Class B non-voting common stock.

FIRST PACTRUST BANCORP, INC.

Form 10-Q Quarterly Report

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

When used in this report and in public shareholder communications, in other documents of First PacTrust Bancorp, Inc. (the “Company,” “we,” “us” and “our”) filed with or furnished to the Securities and Exchange Commission (the “SEC”), or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” “guidance” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenue, expense or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the stock purchase agreement for the Company’s pending acquisition of Gateway Bancorp; (ii) the inability to complete the Gateway Bancorp transaction due to the failure to satisfy such transaction’s conditions to completion (iii) risks that the Gateway Bancorp transaction or the recently completed Beach Business Bank transaction disrupt current plans and operations, the potential difficulties in customer and employee retention as a result of the transactions and the amount of the costs, fees, expenses and charges related to the transactions; (iv) continuation or worsening of current recessionary conditions, as well as continued turmoil in the financial markets; (v) the credit risks of lending activities, which may be affected by further deterioration in the real estate markets, may lead to increased loan delinquencies, losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses and require us to materially increase our loan loss reserves; (vi) the quality and composition of our securities portfolio; (vii) changes in general economic conditions, either nationally or in our market areas; (viii) changes in the levels of general interest rates, and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources; (ix) fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area; (x) results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses, write-down asset values, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (xi) legislative or regulatory changes that adversely affect our business, including changes in the interpretation of regulatory capital or other rules; (xii) our ability to control operating costs and expenses; (xiii) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; (xiv) errors in our estimates in determining fair value of certain of our assets, which may result in significant declines in valuation; (xv) the network and computer systems on which we depend could fail or experience a security breach; (xvi) our ability to attract and retain key members of our senior management team; (xvii) costs and effects of litigation, including settlements and judgments; (xviii) increased competitive pressures among financial services companies; (xix) changes in consumer spending, borrowing and saving habits; (xx) adverse changes in the securities markets; (xxi) earthquake, fire or other natural disasters affecting the condition of real estate collateral; (xxii) the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions; (xxiii) inability of key third-party providers to perform their obligations to us; (xxiv) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board or their application to our business or final audit adjustments, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; (xxv) war or terrorist activities; and (xxvi) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC. You should not place undue reliance on forward-looking statements, and we undertake no obligation to update any such statements to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$7,211	$6,755
Interest-bearing deposits	81,616	37,720

Total cash and cash equivalents	88,827	44,475
Securities available for sale	117,008	101,616
Federal Home Loan Bank stock, at cost	6,311	6,972
Loans, net of allowance of $11,448 at June 30, 2012 and $12,780 at December 31, 2011	829,137	775,609
Accrued interest receivable	3,715	3,569
Other real estate owned (OREO), net	9,239	14,692
Premises and equipment, net	13,152	10,585
Capital lease assets, net	169	—
Bank owned life insurance investment	18,581	18,451
Prepaid FDIC assessment	1,752	2,405
Other assets	27,229	20,667

Total assets	$1,115,120	$999,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$26,594	$20,039
Interest-bearing demand	53,007	68,578
Money market accounts	225,808	188,658
Savings accounts	41,827	39,176
Certificates of deposit	505,095	469,883

Total deposits	852,331	786,334
Advances from Federal Home Loan Bank	35,000	20,000
Capital lease obligation	169	—
Notes payable, net	31,714	—
Accrued expenses and other liabilities	13,611	8,212

Total liabilities	932,825	814,546
Commitments and contingent liabilities	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference for a total of $32,000; 50,000,000 shares authorized, 32,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	31,925	31,934
Common stock, $.01 par value per share, 196,863,844 shares authorized; 11,774,837 shares issued and 10,604,477 shares outstanding at June 30, 2012; 11,756,636 shares issued and 10,581,704 shares outstanding at December 31, 2011	118	117
Class B non-voting non-convertible Common stock, $.01 par value per share, 3,136,156 shares authorized; 1,078,807 shares issued and outstanding at June 30, 2012 and 1,054,991 shares issued and outstanding at December 31, 2011	11	11
Additional paid-in capital	151,612	150,786
Retained earnings	23,746	27,623
Treasury stock, at cost (June 30, 2012-1,170,360 shares, December 31, 2011-1,174,932 shares)	(25,007)	(25,037)
Accumulated other comprehensive loss, net	(110)	(939)

Total shareholders’ equity	182,295	184,495

Total liabilities and shareholders’ equity	$1,115,120	$999,041

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)

(In thousands of dollars except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$9,604	$7,513	$19,132	$15,179
Securities	694	1,002	1,431	2,246
Dividends and other interest-earning assets	80	67	140	106

Total interest and dividend income	10,378	8,582	20,703	17,531
Interest expense
Savings	11	97	22	187
NOW	40	16	60	32
Money market	162	61	391	127
Certificates of deposit	1,145	1,049	2,234	2,154
Federal Home Loan Bank advances	92	351	192	868
Capital leases	2	—	2	—
Notes payable	495	—	495	—

Total interest expense	1,947	1,574	3,396	3,368

Net interest income	8,431	7,008	17,307	14,163
Provision for loan losses	279	451	970	451

Net interest income after provision for loan losses	8,152	6,557	16,337	13,712
Noninterest income
Customer service fees	378	373	739	711
Mortgage loan prepayment penalties	—	26	16	26
Income from bank owned life insurance	60	80	129	144
Net gain/(loss) on sales of securities available for sale	(32)	1,118	(71)	1,437
Net gain/(loss) on sales of loans	145	—	145	—
Other	88	38	184	84

Total noninterest income	639	1,635	1,142	2,402
Noninterest expense
Salaries and employee benefits	5,177	2,856	10,044	6,237
Occupancy and equipment	1,321	532	2,320	1,196
Advertising	214	51	453	111
Professional fees	987	414	1,530	749
Stationery paper, supplies, and postage	183	116	296	231
Data processing	502	323	909	616
ATM costs	91	78	184	142
FDIC expense	362	392	680	775
Loan servicing and foreclosure expense	367	532	705	456
Operating loss on equity investment	77	78	153	156
OREO valuation allowance	155	137	169	558
Net (gain)/loss on sales of other real estate owned	(192)	51	(508)	819
Other general and administrative	699	439	1,226	769

Total noninterest expense	9,943	5,999	18,161	12,815

Income/(loss) before income taxes	(1,152)	2,193	(682)	3,299
Income tax expense/(benefit)	(413)	644	(320)	1,057

Net income/(loss)	$(739)	$1,549	$(362)	$2,242

Preferred stock dividends	$314	$—	$714	$—

Net income/(loss) available to common shareholders	$(1,053)	$1,549	$(1,076)	$2,242
Basic earnings/(loss) per common share	$(0.09)	$0.16	$(0.09)	$0.23

Diluted earnings/(loss) per common share	$(0.09)	$0.16	$(0.09)	$0.23

Other comprehensive income/(loss), before tax:
Change in net unrealized gains on securities:
Net unrealized holding gains arising during the period	509	(2,369)	1,338	(1,476)
Less: reclassification adjustment for (gains)/losses included in net income	32	(1,118)	71	(1,437)

Net unrealized gains, net of reclassification adjustments	541	(3,487)	1,409	(2,913)
Income tax expense/(benefit) related to items of other comprehensive income	223	(1,430)	580	(1,201)

Total other comprehensive income/(loss), net of tax	318	(2,057)	829	(1,712)

Comprehensive income/(loss)	$(421)	$(508)	$467	$530

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Shareholder’s Equity

(In thousands of dollars, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Accumulated Other Comprehensive Income (Loss), net	Total
Balance at January 1, 2011	$—	$109	$123,170	$35,773	$(25,135)	$(507)	$2,599	$136,009
Net Loss	—	—	—	(2,728)	—	—	—	(2,728)
Other comprehensive (loss), net	—	—	—	—	—	—	(3,538)	(3,538)
Forfeiture and retirement of shares and common stock	—	—	13	—	(13)	—	—	—
Stock option compensation expense	—	—	816	—	—	—	—	816
ESOP forfeitures used to reduce ESOP contribution	—	—	7	—	—	—	—	7
Stock awards earned	—	—	412	—	—	—	—	412
Issuance of stock awards	—	—	(611)	—	107	—	—	(504)
Purchase of 5,224 shares of treasury stock	—	—	—	—	(55)	—	—	(55)
Employee stock ownership plan shares earned	—	—	98	—	—	507	—	605
Tax benefit/(loss) of restricted share awards vesting	—	—	(4)	—	—	—	—	(4)
Dividends declared ($.45 per common share)	—	—	516	(4,888)	—	—	—	(4,372)
Repurchase of warrants – TARP	—	—	(1,003)	—	—	—	—	(1,003)
Tax effect of ESOP	—	—	256	—	—	—	—	256
Tax effect of options redeemed	—	—	147	—	—	—	—	147
Reissuance of ESOP shares	—	—	(59)	—	59	—	—	—
Preferred stock dividends	—	—	—	(534)	—	—	—	(534)
Issuance of 32,000 shares of preferred stock, net of issuance costs of $66	31,934	—	—	—	—	—	—	31,934
Net proceeds from stock issuance	—	19	27,028	—	—	—	—	27,047

Balance at December 31, 2011	31,934	128	150,786	27,623	(25,037)	—	(939)	184,495

Net Loss	—	—	—	(362)	—	—	—	(362)
Other comprehensive income, net	—	—	—	—	—	—	829	829
Forfeiture and retirement of 200 shares and common stock	—	—	3	—	(3)	—	—	—
Stock option compensation expense	—	—	427	—	—	—	—	427
RRP option compensation expense	—	—	104	—	—	—	—	104
Issuance of 5,000 stock awards	—	—	(106)	—	106	—	—	—
Purchase of 228 shares of treasury stock	—	—	—	—	(73)	—	—	(73)
Dividends declared ($0.24 per common share)	—	1	421	(2,801)	—	—	—	(2,379)
Preferred stock issuance costs	(9)	—	—	—	—	—	—	(9)
Preferred stock dividends	—	—	—	(714)	—	—	—	(714)
Tax benefit/(loss) of RRP shares vesting	—	—	(17)	—	—	—	—	(17)
Capital raising expenses	—	—	(6)	—	—	—	—	(6)

Balance at June 30, 2012	$31,925	$129	$151,612	$23,746	$(25,007)	$—	$(110)	$182,295

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net income/(loss)	$(362)	$2,242
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	970	451
Net amortization/(accretion) of securities	433	(400)
Net amortization/(accretion) of debt	34	—
Depreciation and amortization	535	283
Employee stock ownership plan compensation expense	—	346
Stock option compensation expense	427	347
Stock award compensation expense	104	66
Bank owned life insurance income	(129)	(144)
Operating loss on equity investment	153	156
Net (gain)/loss on sales of securities available-for-sale	71	(1,437)
Net (gain)/loss on sales of other real estate owned	(508)	819
Deferred income tax (benefit)/expense	517	(1,293)
Increase in valuation allowances on other real estate owned	169	3,243
Net change in:
Deferred loan costs	355	266
Premiums and discounts on purchased loans	(425)	—
Accrued interest receivable	(146)	65
Other assets	8,074	(3,425)
Accrued interest payable and other liabilities	(1,023)	1,997

Net cash from operating activities	9,249	3,582
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	5,682	18,192
Proceeds from maturities, calls and principal repayments of securities available-for-sale	21,932	13,966
Purchases of securities available-for-sale	(42,229)	(43,220)
Funding of equity investment	(375)	—
Loan originations and principal collections, net	(65,714)	(10,452)
Purchase of loans	(22,385)	—
Redemption of Federal Home Loan Bank stock	661	673
Proceeds from sales of other real estate owned	7,015	3,286
Proceeds from sale of loans	22,947	—
Additions to premises and equipment	(3,092)	(2,655)
Payments on capital lease obligations	(10)	—

Net cash from investing activities	(75,568)	(20,210)
Cash flows from financing activities
Repurchase of warrants, TARP	—	(1,003)
Net increase in deposits	65,997	39,626
Repayments of Federal Home Loan Bank advances	(20,000)	(45,000)
Proceeds from Federal Home Loan Bank advances	35,000	—
SBLF expense	(7)	—
Net proceeds from issuance of common stock	—	25,977
Net proceeds from issuance of debt	31,680	—
Purchase of stock	(82)	(4)
Tax benefit/(loss) from RRP shares vesting	(17)	(1)
Tax effect of ESOP	—	148
Tax effect of options redeemed	—	147
Dividends paid on DRIP shares	5	—
Dividends paid on preferred stock	(714)	—
Dividends paid on common stock	(1,191)	(1,323)

Net cash from financing activities	110,671	18,567

Net change in cash and cash equivalents	44,352	1,939
Cash and cash equivalents at beginning of period	44,475	59,100

Cash and cash equivalents at end of period	$88,827	$61,039

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$3,380	$3,412
Income taxes paid	—	950
Supplemental disclosure of noncash activities
Transfer from loans to loans provided for sales of other real estate owned	—	—
Transfer from loans to other real estate owned, net	3,614	12,719
Equipment acquired under capital leases	179	—

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Amounts in thousands of dollars, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Pacific Trust Bank (the Bank) and PTB Property Holdings, LLC, as of June 30, 2012 and December 31, 2011 and for the three and six month periods ended June 30, 2012 and June 30, 2011. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2011 filed by the Company with the Securities and Exchange Commission. The December 31, 2011 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, but does not include all of the disclosures required by U.S. generally accepted accounting principles.

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

The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

The Bank is engaged in the business of retail banking, with operations conducted through its main office, eleven full-service branch offices, three limited-service deposit gathering branches and one loan production office, primarily serving San Diego, Los Angeles, Orange and Riverside Counties, California. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is significantly dependent on the real estate market and general economic conditions in the area.

On April 5, 2012, the Company announced that the Office of the Comptroller of the Currency (the OCC) terminated the August 2009 Memorandum of Understanding between the Office of Thrift Supervision (the OTS) which was succeeded as the bank’s primary regulator effective July 21, 2011 by the Office of the Comptroller of the Currency and the Bank, effective April 4, 2012. The Memorandum of Understanding subjected the Bank to additional oversight by its regulator and placed certain restrictions on its business.

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

Affordable Housing Fund: The Company has two equity investments in affordable housing funds originally totaling $9.2 million for purposes of obtaining tax credits and for Community Reinvestment Act purposes. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. The Company obtains tax credits from these investments which reduce income tax expense for a period of 10 years. These investments are regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. For the six month periods ending June 30, 2012 and 2011, our share of the funds’ operating losses was $153 thousand and $156 thousand, respectively. The balance of the investments at June 30, 2012 and December 31, 2011 was $6.4 million and $1.6 million, respectively, and is included in other assets.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within San Diego, Los Angeles, Orange and Riverside Counties, California. Therefore, the Company’s exposure to credit risk is significantly affected by economic conditions in those areas.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate by management to provide for probable incurred credit losses. The allowance is increased by provisions charged against income, while loan losses are charged against the allowance when management deems a loan balance to be uncollectible. Subsequent recoveries, if any, are credited to the allowance. The Company performs an analysis of the adequacy of the allowance on a monthly basis. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company evaluates all impaired loans individually under the guidance of ASC 310, primarily through the evaluation of collateral values and cash flows. Loans for which the terms have been modified and where the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are also measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component of the allowance for loan losses covers loans that are not impaired and is determined by portfolio segment and is based on actual loss history experienced by the Company. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; effects of changes in credit concentrations and other factors. The historical loss analysis is also combined with a comprehensive loan to value analysis to analyze the associated risks in the current loan portfolio. For 2011 and 2012, the Company used a three year loss look back for determining the level of its allowance for loan losses. Prior to this, the Company used a one year look back. This change was made to better reflect the improving state of the loan portfolio as delinquencies have declined and loan losses have leveled. An updated loan to value analysis is obtained from an independent firm semi-annually, most recently in May 2012. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination.

The following portfolio segments have been identified: commercial and industrial, commercial real estate mortgage, multi-family, land, residential real estate one-to four- family first mortgage, residential real estate one-to four- family junior lien mortgage, and other revolving credit and installment. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all loans delinquent over 60 days and non-homogenous loans such as commercial and commercial real estate loans. Classification of problem one-to-four family-residential loans is performed on a monthly basis while analysis of non-homogenous loans is performed on a quarterly basis.

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one-to four- family residential mortgage loans. Because payments on loan secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Commercial business loans are also considered to have a greater degree of credit risk than one- to four-family residential mortgage loans due to the fact commercial business loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). Consumer and other real estate loans may entail greater risk than do one- to four- family residential mortgage loans given that collection of these loans is dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Negatively amortizing and interest only loans are also considered to carry a higher degree of credit risk due to their unique cash flows. The Bank’s Green Account Mortgages tend to have lower levels of delinquencies as a result of the borrower’s ability to meet their monthly payments obligations by increasing the level of their line of credit. Credit risk on this asset class is also managed through the completion of regular re-appraisals of the underlying collateral and monitoring of the borrower’s usage of this account to determine if the borrower is making monthly payments from external sources or “draw downs” on their line. In cases where the property values have declined to levels less than the original loan-to-value, or other levels deemed prudent by the Bank, the Bank may freeze the line and/or require monthly payments or principal reductions to bring the loan in balance.

Classified Assets: Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. The Bank includes in its classification of “Substandard Assets” loans that are performing under terms of a TDR, but where the borrower has yet to make twelve or more payments under the TDR, and where the loan remains impaired, as well as loans where the borrower is current in his or her payments on the subject Classified Loan but may be a guarantor on another loan that is classified as a result of weakness in the credit or collateral (“Relationship”). TDR loans that have continued to make payments for twelve months or more, but where the collateral remains impaired, retain a “Substandard” classification. As of June 30, 2012, the Bank had $3.9 million of TDR loans classified as “substandard” with less than twelve months of payment performance and $5.5 million of TDR loans classified as “substandard” with payment performance for more than twelve months. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it may establish general or specific allowances for loan losses in an amount deemed prudent by management and approved by the Board of Directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of the Bank’s periodic reports with the OCC and in accordance with our classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

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

The Company estimates cash flows expected to be collected over the life of the loan using management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds. If, upon subsequent evaluation, the Company determines it is probable that the present value of the expected cash flows have decreased, the PCI loan is considered further impaired which will result in a charge to the provision for credit losses and a corresponding increase to a valuation allowance included in the allowance for loan losses. If, upon subsequent evaluation, it is probable that there is an increase in the present value of the expected cash flows, the Company will reduce any remaining valuation allowance. If there is no remaining valuation allowance, the Company will recalculate the amount of accretable yield as the excess of the revised expected cash flows over the current carrying value resulting in a reclassification from nonaccretable difference to accretable yield. The present value of the expected cash flows is determined using the PCI loans’ effective interest rate, adjusted for changes in the PCI loans’ interest rate indexes. Loan dispositions, which may include sales of loans, receipt of payments in full from the borrower or foreclosure, result in removal of the loan from the PCI loan pool. Write-downs are not recorded on the PCI loan pool until actual losses exceed the remaining nonaccretable difference. To date, no write-downs have been recorded for the PCI loan pools held by the Company, all of which were purchased by the Company during the six months ended June 30, 2012.

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

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company had a $1.3 million valuation allowance for its net deferred tax asset at June 30, 2012 and December 31, 2011. See further discussion in Note 12, Income Taxes, of the Notes to Consolidated Financial Statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2008 and for all state income taxes before 2007.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at June 30, 2012 and December 31, 2011.

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

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The adoption of this amendment changed the presentation of the components of comprehensive income for the Company from being presented as part of the consolidated statement of shareholder’s equity to being included in a single statement with the consolidated statements of income and comprehensive income/(loss).

In September 2011, the FASB issued ASU 2011-08 “Intangibles-Goodwill and Other.” The amendments in ASU 2011-08 will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 did not impact the Company’s consolidated financial statements or disclosures

Effective January 2012, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03). ASU 2011-03 is intended to improve financial reporting of repurchase agreements and refocus the assessment of effective control on a transferor’s contractual rights and obligations rather than practical ability to perform those rights and obligations. The guidance in ASU 2011-03 was effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

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

NOTE 3 – EMPLOYEE STOCK COMPENSATION

The Company has multiple share based compensation plans as described below. Total compensation cost that has been charged against income for the Company’s stock compensation plans was $248 thousand and $532 thousand for the three and six months ended June 30, 2012, respectively. Total compensation cost that has been charged against income for the Company’s stock compensation plans was $217 thousand and $413 thousand for the three and six months ended June 30, 2011, respectively. The total income tax expense was $16 thousand and $17 thousand for the three and six months ended June 30, 2012, respectively.

The total income tax expense was zero and $1 thousand for the three and six months ended June 30, 2011, respectively.

Restricted Share Awards

2003 Recognition and Retention Plan

The Company’s 2003 Recognition and Retention Plan (“RRP”) provides for the issuance of up to 211,600 shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value at date of grant. At June 30, 2012, all 211,600 shares were issued. These shares vest over a five-year period. Compensation expense for the RRP awards totaled approximately $10 thousand and $20 thousand for the three and six months ended June 30, 2012, respectively, and $6 thousand and $12 thousand for the three and six months ended June 30, 2011, respectively. As of June 30, 2012, there was $82 thousand of total unrecognized compensation cost related to 8,318 nonvested awards under the RRP. The cost is expected to be recognized over a weighted-average period of less than five years.

A summary of changes in the Company’s nonvested shares awarded under the RRP for the three months ended June 30, 2012 follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at March 31, 2012	8,318	$11.78
Granted	—	—
Vested	—	—
Forfeited/expired	—	—

Nonvested at June 30, 2012	8,318	$11.78

A summary of changes in the Company’s nonvested shares awarded under the RRP for the six months ended June 30, 2012 follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at January 1, 2012	8,958	$12.15
Granted	—	—
Vested	(640)	17.00
Forfeited/expired	—	—

Nonvested at June 30, 2012	8,318	$11.78

A summary of changes in the Company’s nonvested shares awarded under the RRP for the three months ended June 30, 2011 follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at March 31, 2011	11,518	$12.49
Granted	—	—
Vested	—	—
Forfeited/expired	(440)	22.23

Nonvested at June 30, 2011	11,078	$12.10

A summary of changes in the Company’s nonvested shares awarded under the RRP for the six months ended June 30, 2011 follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at January 1, 2011	12,378	$13.17
Granted	—	—
Vested	—	—
Forfeited/expired	(1,300)	22.23

Nonvested at June 30, 2011	11,078	$12.10

Inducement Grants

One-time inducement restricted shares were granted during 2010 and 2011 to newly hired executive officers. No inducement restricted shares were granted during the three or six months ended June 30, 2012. These one-time inducement grants were made outside of the RRP and the Omnibus Incentive Plan (described below). These shares vest over a three year period. Compensation expense for the inducement restricted share awards totaled approximately $25 thousand and $50 thousand for the three and six months ended June 30, 2012, respectively, and $22 thousand and $43 thousand for the three and six months ended June 30, 2011, respectively. As of June 30, 2012, there was $172 thousand of total unrecognized compensation cost related to the 17,667 nonvested inducement restricted share awards. The cost is expected to be recognized over a weighted-average period of less than three years.

A summary of changes related to the Company’s nonvested inducement restricted share awards for the three months ended June 30, 2012 follows:

	Shares	Weighted Average Exercise Price
Nonvested at March 31, 2012	19,333	$12.32
Granted	—	—
Vested	(1,666)	14.48
Forfeited or expired	—	—

Nonvested at June 30, 2012	17,667	$12.12

A summary of changes related to the Company’s nonvested inducement restricted share awards for the six months ended June 30, 2012 follows:

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2012	26,500	$12.12
Granted	—	—
Vested	(8,833)	12.12
Forfeited or expired	—	—

Nonvested at June 30, 2012	17,667	$12.12

A summary of changes related to the Company’s nonvested inducement restricted share awards for the three months ended June 30, 2011 follows:

	Shares	Weighted Average Exercise Price
Nonvested at March 31, 2011	21,500	$11.57
Granted	5,000	14.48
Vested	—	—
Forfeited or expired	—	—

Nonvested at June 30, 2011	26,500	$12.12

A summary of changes related to the Company’s nonvested inducement restricted share awards for the six months ended June 30, 2011 follows:

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2011	21,500	$11.57
Granted	5,000	14.48
Vested	—	—
Forfeited or expired	—	—

Nonvested at June 30, 2011	26,500	$12.12

2011 Omnibus Incentive Plan

During June, 2011, the Company adopted its 2011 Omnibus Incentive Plan under the terms of which participating employees and directors may be awarded stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards or cash awards. The total number of shares of common stock available for awards under the plan is 950,000, of which no more than 300,000 shares may be used for awards other than stock options and stock appreciation rights. There were 48,606 shares awarded as restricted shares from this plan as of June 30, 2012. These shares vest over a one year period. Compensation expense for these awards totaled approximately $25 thousand and $42 thousand for the three and six months ended June 30, 2012, respectively. Compensation expense for these awards totaled approximately $2 thousand for both the three and six months ended June 30, 2011. As of June 30, 2012, there was $201 thousand of total unrecognized compensation cost related to the 24,918 nonvested shares awarded under the Omnibus Incentive Plan. The cost is expected to be recognized over a weighted-average period of less than one year.

A summary of changes related to the Company’s nonvested restricted share awards under the Omnibus Incentive Plan for the three months ended June 30, 2012 follows:

	Shares	Weighted Average Exercise Price
Nonvested at March 31, 2012	23,158	$12.42
Granted	5,000	12.12
Vested	(3,240)	12.07
Forfeited or expired	—	—

Nonvested at June 30, 2012	24,918	$12.41

A summary of changes related to the Company’s nonvested restricted share awards under the Omnibus Incentive Plan for the six months ended June 30, 2012 follows:

	Shares	Weighted Average Exercise Price
Nonvested at January 1, 2012	23,158	$12.42
Granted	5,000	12.12
Vested	(3,240)	12.07
Forfeited or expired	—	—

Nonvested at June 30, 2012	24,918	$12.41

A summary of changes related to the Company’s nonvested restricted share awards under the Omnibus Incentive Plan for the three months ended June 30, 2011 follows:

	Shares	Weighted Average Exercise Price
Nonvested at March 31, 2011	—	$—
Granted	5,000	15.81
Vested	—	—
Forfeited or expired	—	—

Nonvested at June 30, 2011	5,000	$15.81

Stock Options

2003 Stock Option Plan

In addition to the Omnibus Incentive Plan discussed above, the Company has a 2003 Stock Option Plan (“SOP”) which provides for the issuance of options to directors, officers, and employees. The Company recorded stock compensation expense of $214 thousand and $427 thousand as salary and employee benefits expense during the three and six months ended June 30, 2012, respectively, and $164 thousand and $328 thousand as salary and employee benefits expense during the three and six months ended June 30, 2011, respectively.

The Company adopted the SOP during 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. At June 30, 2012, the number of shares available for future awards was 16,500. The options become exercisable in equal installments over a five-year period from the date of grant. The options expire ten years from the date of grant. The fair value of options granted are computed using option pricing models, using weighted-average assumptions as of grant date. The fair value of each option is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2012 or 2011 under the SOP. There were no options granted, exercised or forfeited during the three or six months ended June 30, 2012 or 2011 and no options are outstanding under this plan at June 30, 2012.

Inducement Grants

During 2010 and 2011, 850,000 inducement options were granted to newly hired executive officers. No inducement options were granted during the six months ended June 30, 2012 or 2011. These one-time inducement options were granted outside of the SOP and the Omnibus Incentive Plan. None of these options were exercised during the six months ended June 30, 2012 or 2011. These options have a three year vesting period. As of June 30, 2012, there was $1.2 million of total unrecognized compensation cost related to nonvested inducement options. The cost is expected to be recognized over a weighted-average period of less than three years.

The following table represents inducement option activity during the three months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at March 31, 2012	850,000	$11.71	1.66
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2012	850,000	$11.71	1.41

Fully vested and expected to vest	807,500	$11.12	1.41

Options exercisable at June 30, 2012	283,328	$11.71	1.41

The following table represents inducement option activity during the six months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2012	850,000	$11.71	1.91
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2012	850,000	$11.71	1.41

Fully vested and expected to vest	807,500	$11.12	1.41

Options exercisable at June 30, 2012	283,328	$11.71	1.41

The following table represents inducement option activity during the three months ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at March 31, 2011	770,000	$11.42	2.00
Granted	80,000	14.48
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2011	850,000	$11.71	2.00

Fully vested and expected to vest	807,500	$11.12	2.00

Options exercisable at June 30, 2011	—	$—	—

The following table represents inducement option activity during the six months ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2011	770,000	$11.42	2.00
Granted	80,000	14.48
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2011	850,000	$11.71	2.00

Fully vested and expected to vest	807,500	$11.12	2.00

Options exercisable at June 30, 2011	—	$—	—

Omnibus Incentive Plan

During 2011, 68,569 shares were awarded as stock options under the Omnibus Incentive Plan. These options were awarded to Company and Bank directors in lieu of, or in combination with cash compensation for director services. No options were issued during the six months ended June 30, 2012. The options become exercisable one year from the date of grant. The options expire ten years from the date of grant. The fair value of options granted are computed using option pricing models, using weighted-average assumptions as of grant date. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black Scholes) model. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of June 30, 2012, all of the compensation cost related to vested stock options awarded under the Omnibus Incentive Plan had been recognized as the options had completely vested at June 30, 2012.

The following table represents option activity under the Omnibus Incentive Plan during the three months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at March 31, 2012	68,569	$15.81	0.22
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2012	68,569	$15.81	—

Fully vested and expected to vest	68,569	$15.81	—

Options exercisable at June 30, 2012	68,569	15.81	—

The following table represents option activity under the Omnibus Incentive Plan during the six months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at January 1, 2012	68,569	$15.81	0.47
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2012	68,569	$15.81	—

Fully vested and expected to vest	68,569	$15.81	—

Options exercisable at June 30, 2012	68,569	15.81	—

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

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic
Net income/(loss)	$(739)	$1,549	$(362)	$2,242
Less: Dividends on preferred stock	(314)	—	(714)	—

Net income/(loss) available to common shareholders	$(1,053)	$1,549	$(1,076)	$2,242

Weighted average common shares outstanding	11,675,487	9,753,153	11,664,679	9,707,554

Basic earnings/(loss) per common share	$(0.09)	$0.16	$(0.09)	$0.23

Diluted
Net income/(loss) available to common shareholders	$(1,053)	$1,549	$(1,076)	$2,242

Weighted average common shares outstanding for basic earnings per common share	11,675,487	9,753,153	11,664,679	9,707,554
Add: Dilutive effects of stock options	—	3,974	—	3,895
Add: Dilutive effects of stock awards	—	28,076	—	10,711
Add: Dilutive effects of warrants	—	—	—	—

Average shares and dilutive potential common shares	11,675,487	9,785,203	11,664,679	9,722,160

Diluted earnings per common share	$(0.09)	$0.16	$(0.09)	$0.23

All outstanding options, stock awards, and warrants were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2012 because they were anti-dilutive. 156,580 outstanding options and 236,850 stock awards were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2011, respectively, because they were anti-dilutive. They were anti-dilutive since there was a net loss available to common shareholders and/or the exercise prices were greater than the average market price of the common stock.

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

Impaired Loans. The fair value of impaired loans with specific allocations of the allowance for loan losses based on collateral values is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. For the three and six months ended June 30, 2012, the Company charged off $0.0 million and $2.3 million, respectively, of specific valuation allowance allocations related to changes in reporting requirements for OCC regulated thrifts which no longer permit the use of these specific valuation allowances.

Other Real Estate Owned Assets. Other real estate owned assets (OREO) are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. For the three and six months ended June 30, 2012, the Company experienced $155 thousand and $169 thousand in valuation allowance expense for those assets, respectively. For the three and six months ended June 30, 2011, the Company experienced $137 thousand and $558 thousand in valuation allowance expense for those assets, respectively.

Assets and Liabilities Measured on a Recurring and Non Recurring Basis

Available for sale securities are measured at fair value on a recurring basis, impaired loans and other real estate owned are measured at fair value on a non-recurring basis.

		Fair Value Measurements at June 30, 2012 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
Available-for-sale securities:
Municipal securities (recurring)	$6,864	$—	$6,864	$—
Private label residential mortgage-backed securities (recurring)	57,318	—	—	57,318
Agency residential mortgage-backed securities (recurring)	52,826	—	2	52,824
Other real estate owned assets (non recurring)
Real estate 1-4 family first mortgage	211	—	—	211
Multi-family	2,480	—	—	2,480
Land	2,427	—	—	2,427

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2012:

	Three months ended June 30, 2012	Six months ended June 30, 2012
	Investment Securities Available-for-sale	Investment Securities Available-for-sale
Balance of recurring Level 3 assets at beginning of period	$91,688	$91,862
Total gains or (losses) (realized/unrealized):
Included in earnings—realized	(32)	(71)
Included in earnings—unrealized	—	—
Included in other comprehensive income	695	1,373
Amortization of premium/discount	(438)	(438)
Purchases	30,288	41,031
Sales, issuances and settlements	(12,059)	(23,615)
Net transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets at June 30, 2012	$110,142	$110,142

There were no significant transfers between Level 1 and Level 2 during the three or six months ended June 30, 2012.

Other real estate owned which is measured at fair value less costs to sell having a valuation allowance, had a net carrying amount of $5.1 million, which is made up of the outstanding balance of $8.3 million, net of a valuation allowance of $3.2 million at June 30, 2012.

	Carrying Value	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
Available-for-sale securities:
U.S. government-sponsored entities and agency securities (recurring)	$4,038	$—	$4,038	$—
Municipal securities (recurring)	5,713	—	5,713	—
Private label residential mortgage-backed securities (recurring)	76,203	—	—	76,203
Agency residential mortgage-backed securities (recurring)	15,662	—	3	15,659

	Carrying Value	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Impaired loans: (non recurring)
Real estate 1-4 family first mortgage	6,893	—	—	6,893
Multi-family	1,638	—	—	1,638
Land	1,164	—	—	1,164
Other real estate owned assets: (non recurring)
Real estate 1-4 family first mortgage	8,224	—	—	8,224
Multi-family	2,480	—	—	2,480
Land	3,988	—	—	3,988

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six month periods ended June 30, 2011:

	Three months ended June 30, 2011	Six months ended June 30, 2011
	Investment Securities Available-for-sale	Investment Securities Available-for-sale
Balance of recurring Level 3 assets at beginning of period	$52,097	$54,246
Total gains or losses (realized/unrealized):
Included in earnings—realized	1,102	1,421
Included in earnings—unrealized	—	—
Included in other comprehensive income (loss)	(710)	(2,992)
Purchases	10,861	31,203
Sales, issuances and settlements	(6,308)	(26,836)
Net transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets at June 30, 2011	$57,042	$57,042

There were no significant transfers between Level 1 and Level 2 during the three six months ended June 30, 2011.

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

The following table presents quantitative information about level 3 fair value measurements at June 30, 2012:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Private label residential mortgage backed securities (recurring)	$57,318	Discounted cash flow	Voluntary prepayment rate Collateral default rate Loss severity at default	0.9 to 35.1 (12.8) 1.0 to 9.5 (3.4) 2.4 to 66.6 (33.7)
Agency residential mortgage based securities (recurring)	52,824	Discounted cash flow	Voluntary prepayment rate Collateral default rate Loss severity at default	0.9 to 35.1 (12.8) 1.0 to 9.5 (3.4) 2.4 to 66.6 (33.7)
Other real estate owned assets – 1-4 family first mortgage (non-recurring)	211	Sales comparison approach	Adjustment for differences between the comparable sales	-10.845% to 11.496% (-1.387%)
Other real estate owned assets – Multi-family (non-recurring)	2,480	Sales comparison approach	Adjustment for differences between the comparable sales	-51.2% to 50.6% (-18.42%)
Other real estate owned assets – Land (non-recurring)	2,427	Sales comparison approach	Adjustment for differences between the comparable sales	-37.7% to -3.6% (-15.26%)

The significant unobservable inputs used in the fair value measurement of the Company’s private label and agency residential mortgage backed securities are prepayment rates, collateral default rates, and loss severity in the event of default. Significant increases/(decreases) in any of those inputs in isolation would result in a significantly lower/(higher) fair value measurement. Generally, a change in the assumption used for the collateral default rates is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

The carrying amounts and estimated fair values of financial instruments, at June 30, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements at June 30, 2012 Using
	Carrying Value	Level One	Level Two	Level Three	Total
Financial assets
Cash and cash equivalents	$88,827	$88,827	$—	$—	$88,827
Securities available-for-sale	117,008	—	6,866	110,142	117,008
FHLB stock	6,311	N/A	N/A	N/A	N/A
Loans receivable, net	829,137	—	—	834,706	834,706
Accrued interest receivable	3,715	9	—	3,706	3,715
Financial liabilities
Deposits	852,331	347,236	501,390	—	848,626
Advances from FHLB	35,000	—	35,081	—	35,081
Notes payable	31,714	33,001	—	—	33,001
Accrued interest payable	233	6	227	—	233

		Fair Value Measurements at December 31, 2011 Using
	Carrying Value	Level One	Level Two	Level Three	Total
Financial assets
Cash and cash equivalents	$44,475	$44,475	$—	$—	$44,475
Securities available-for-sale	101,616	—	9,754	91,862	101,616
FHLB stock	6,972	N/A	N/A	N/A	N/A
Loans receivable, net	775,609	—	—	777,053	777,053
Accrued interest receivable	3,569	3	8	3,558	3,569
Financial liabilities
Deposits	786,334	316,451	472,509	—	788,960
Advances from FHLB	20,000	—	20,095	—	20,095
Accrued interest payable	217	1	216	—	217

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

NOTE 6 – SECURITIES AVAILABLE FOR SALE

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2012 and December 31, 2011, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2012
Available-for-sale
Municipal securities	$6,718	$172	$(26)	$6,864
Private label residential mortgage-backed securities	57,847	114	(643)	57,318
Agency residential mortgage-backed securities	52,629	301	(104)	52,826

Total securities available for sale	$117,194	$587	$(773)	$117,008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2011
Available-for-sale
U.S. government-sponsored entities and agency securities	$4,000	$38	$—	$4,038
Municipal securities	5,641	88	(16)	5,713
Private label residential mortgage-backed securities	78,029	27	(1,853)	76,203
Agency residential mortgage-backed securities	15,541	121	—	15,662

Total securities available for sale	$103,211	$274	$(1,869)	$101,616

The amortized cost and fair value of the available-for-sale securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Amortized Cost	Fair Value
Maturity
Available-for-sale
Within one year	$—	$—
One to five years	2,521	2,552
Five to ten years	—	—
Greater than ten years	4,197	4,312
Private label residential mortgage backed and agency residential mortgage-backed securities	110,476	110,144

Total	$117,194	$117,008

At June 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at June 30, 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Municipal securities	$1,044	$(26)	$—	$—	$1,044	$(26)
Private label residential mortgage-backed securities	27,328	(510)	16,442	(133)	43,770	(643)
Agency residential mortgage-backed securities	13,470	(104)	—	—	13,470	(104)

Total available-for-sale	$41,842	$(640)	$16,442	$(133)	$58,284	$(773)

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

As of June 30, 2012, the Company’s securities available for sale portfolio consisted of sixty-seven securities, thirty-two of which were in an unrealized loss position. The unrealized losses are related to the Company’s municipal securities and private label and agency residential mortgage-backed securities as discussed below.

The Company’s private label residential mortgage-backed securities that are in an unrealized loss position had a fair value of $43.8 million with unrealized losses of $643 thousand million at June 30, 2012. The Company’s agency residential mortgage-backed securities that are in an unrealized loss position had a fair value of $13.5 million with unrealized losses of $104 thousand at June 30, 2012. The Company’s residential mortgage-backed securities were rated AA or above at purchase and are not within the scope of ASC 325. The Company monitors to insure it has adequate credit support and as of June 30, 2012, the Company believes there is no other than temporary impairment (OTTI) and it does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. Of the Company’s $117.0 million securities portfolio at June 30, 2012, $107.8 million were rated AAA, AA or A, $7.1 million were rated BBB, and $2.1 million consisting of one security, was rated BB based on the most recent credit rating as of June 30, 2012. The Company considers the lowest credit rating for identification of OTTI. During the first quarter of 2012, the Company sold one downgraded security for a net loss of $39 thousand and during the second quarter of 2012, the Company sold two downgraded securities for a net loss of $32 thousand. Subsequent to June 30, 2012, the Company sold the security rated BB and recognized a loss of $(15) thousand.

During the six months ended June 30, 2012 and 2011, the Company determined that no securities were other-than-temporarily impaired.

NOTE 7 – LOANS

Loans receivable consist of the following:

	Loans Receivable Outstanding (1)		Purchased Credit-Impaired Loan Portfolio
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Commercial:
Commercial and industrial	$8,929	$9,019	$—	$—
Real estate mortgage	185,407	124,013	—	—
Multi-family	81,673	87,290	—	—
Land	1,059	2,375	—	—
Consumer:
Real estate 1-4 family first mortgage	523,111	546,760	22,728	—
Real estate 1-4 family junior lien mortgage	8,945	9,219	—	—
Other revolving credit and installment	7,979	8,604	—	—

Total	817,103	787,280	22,728	—
Less: Net deferred loan costs	754	1,109	—	—
Allowance for loan losses	(11,448)	(12,780)	—	—

Loans receivable, net	$806,409	$775,609	$22,728	$—

(1)	Does not include purchased credit-impaired loans.

At June 30, 2012, the Company had a total of $380.6 million in interest only mortgage loans (including Green Account loans) and $21.5 million in loans with potential for negative amortization. At December 31, 2011, the Company had a total of $382.0 million in interest only mortgage loans (including Green Account loans) and $23.4 million in loans with potential for negative amortization. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization, however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

Activity in the allowance for loan losses is summarized as follows for the three and six months ended June 30, 2012 and 2011:

	2012	2011
Balance at March 31	$11,173	$11,905
Loans charged off	(22)	(4,000)
Recoveries of loans previously charged off	18	75
Provision for loan losses	279	451

Balance at June 30	$11,448	$8,431

	2012	2011
Balance at January 1	$12,780	$14,637
Loans charged off	(2,321)	(6,735)
Recoveries of loans previously charged off	19	78
Provision for loan losses	970	451

Balance at June 30	$11,448	$8,431

The following tables present the activity in the allowance for loan losses and the recorded investment in loans, excluding accrued interest receivable and net deferred loan costs as they are not considered to be material, in loans by portfolio segment and is based on the impairment method for the six months ended June 30, 2012 and 2011. Total accrued interest receivable and net deferred loan costs were $3.3 million and $754 thousand, respectively at June 30, 2012. Total accrued interest receivable and net deferred loan costs totaled $3.3 million and $1.1 million, respectively at December 31, 2011. Total accrued interest receivable and net deferred loan costs totaled $3.0 million and $1.6 million, respectively at June 30, 2011.

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- family	Land	Real Estate 1-4 family first mortgage	Real Estate 1-4 family junior lien mortgage	Other Revolving Credit and Installment	TOTAL
Allowance for loan losses:
Balance as of March 31, 2012	$129	$2,920	$1,601	$8	$6,317	$66	$132	$11,173
Charge-offs	—	—	—	—	(18)	—	(4)	(22)
Recoveries	—	—	—	—	17	—	1	18
Provision	(1)	382	(309)	3	212	(2)	(6)	279

Balance as of June 30, 2012	$128	$3,302	$1,292	$11	$6,528	$64	$123	$11,448

Balance as of December 31, 2011	$128	$1,998	$1,541	$236	$8,635	$110	$132	$12,780
Charge-offs	—	—	—	(236)	(2,078)	—	(7)	(2,321)
Recoveries	—	—	—	—	17	—	2	19
Provision	—	1,304	(249)	11	(46)	(46)	(4)	970

Balance as of June 30, 2012	$128	$3,302	$1,292	$11	$6,528	$64	$123	$11,448

Balance as of March 31, 2011	$52	$345	$2,357	$260	$8,470	$188	$233	$11,905
Charge-offs	—	—	(2,136)	(169)	(1,693)	—	(2)	(4,000)
Recoveries	—	—	—	23	49	—	3	75
Provision	32	294	471	164	(665)	172	(17)	451

Balance as of June 30, 2011	$84	$639	$692	$278	$6,161	$360	$217	$8,431

Balance as of December 31, 2010	$50	$332	$2,389	$1,067	$10,191	$258	$350	$14,637
Charge-offs	—	—	(2,136)	(1,843)	(2,746)	—	(10)	(6,735)
Recoveries	—	—	—	23	49	—	6	78
Provision	34	307	439	1,031	(1,333)	102	(129)	451

Balance as of June 30, 2011	$84	$639	$692	$278	$6,161	$360	$217	$8,431

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- family	Land	Real Estate 1-4 family first mortgage	Real Estate 1-4 family junior lien mortgage	Other Revolving Credit	TOTAL
Balance as of June 30, 2012
Individually evaluated for impairment	$—	$359	$658	$3	$537	$—	$—	$1,557
Collectively evaluated for impairment	128	2,943	634	8	5,991	64	123	9,891
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—

Total ending allowance balance	$128	$3,302	$1,292	$11	$6,528	$64	$123	$11,448

Loans:
Loans individually evaluated for impairment	$—	$3,014	$5,443	$473	$14,349	$—	$41	$23,320
Loans collectively evaluated for impairment	8,929	182,393	76,230	586	508,762	8,945	7,938	793,783
Loans acquired with deteriorated credit quality	—	—	—	—	22,728	—	—	22,728

Total ending loans balance	$8,929	$185,407	$81,673	$1,059	$545,839	$8,945	$7,979	$839,831

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- family	Land	Real Estate 1-4 family first mortgage	Real Estate 1-4 family junior lien mortgage	Other Revolving Credit	TOTAL
Balance as of December 31, 2011:
Individually evaluated for impairment	$—	$—	$663	$236	$2,815	$—	$—	$3,714
Collectively evaluated for impairment	128	1,998	878	—	5,820	110	132	9,066

Total ending allowance balance	$128	$1,998	$1,541	$236	$8,635	$110	$132	$12,780

Loans:
Loans individually evaluated for impairment	$—	$—	$5,001	$1,887	$20,650	$—	$—	$27,538
Loans collectively evaluated for impairment	9,019	124,013	82,289	488	526,110	9,219	8,604	759,742

Total ending loans balance	$9,019	$124,013	$87,290	$2,375	$546,760	$9,219	$8,604	$787,280

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2012. The recorded investment included represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs and accrued interest receivable.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD	Cash Basis Interest Recognized YTD
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Real estate mortgage	1,401	1,407	—	1,425	27	27
Multi-family	—	—	—	—	—	—
Land	148	149	—	153	5	5
Consumer:
Real estate 1-4 family first mortgage	5,264	5,256	—	5,433	133	132
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	41	41	—	42	1	—
With an allowance recorded:
Commercial:
Commercial and industrial	—	—	—	—	—	—
Real estate mortgage	1,613	1,618	359	1,633	16	16
Multi-family	5,443	5,452	658	5,487	158	140
Land	325	326	3	333	9	9
Consumer:
Real estate 1-4 family first mortgage	9,085	9,096	537	9,133	194	48
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	—	—	—	—	—	—

Total	$23,320	$23,345	$1,557	$23,639	$543	$377

	Six months ended June 30,
	2012	2011
Average of individually impaired loans during the period	$25,198	$42,999
Interest income recognized during impairment	543	418
Cash-basis interest income recognized	377	212

	Three months ended June 30,
	2012	2011
Average of individually impaired loans during the period	$24,544	$38,111
Interest income recognized during impairment	288	306
Cash-basis interest income recognized	213	122

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011. The recorded investment included represents customer balances net of any partial charge-offs recognized on the loans, net of any deferred fees and costs and accrued interest.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD	Cash Basis Interest Recognized YTD
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Real estate mortgage	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Land	487	488	—	493	28	28
Consumer:
Real estate 1-4 family first mortgage	6,849	6,915	—	6,872	92	39
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	—	2	—	74	19	—
With an allowance recorded:
Commercial:
Commercial and industrial	—	—	—	—	—	—
Real estate mortgage	—	—	—	—	—	—
Multi-family	5,001	5,013	663	5,030	134	43
Land	1,400	1,686	236	1,608	—	—
Consumer:
Real estate 1-4 family first mortgage	13,801	13,964	2,815	13,831	402	218
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	—	—	—	—	—	—

Total	$27,538	$28,068	$3,714	$27,908	$675	$328

Nonaccrual loans and loans past due 90 days still on accrual were as follows as of the dates indicated:

	June 30, 2012	December 31, 2011
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	$16,878	$19,254

Nonaccrual loans consisted of the following as of the dates indicated:

	June 30, 2012	December 31, 2011
Commercial:
Commercial and industrial	$—	$—
Real estate mortgage	3,014	—
Multi-family	5,443	3,090
Land	473	1,887
Consumer:
Real estate 1-4 family first mortgage	7,946	14,272
Real estate 1-4 family junior lien mortgage	—	—
Other revolving credit and installment	2	5

Total	$16,878	$19,254

Nonaccrual loans at June 30, 2012 and December 31, 2011 of $15.4 million and $16.3 million were net of specific allowance allocations of $1.5 million and $2.9 million, respectively.

The following table presents the aging of the principal balances in past due loans as of June 30, 2012 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Gross Financing Receivables	Considered Current That Have been Modified in Previous Year
June 30, 2012
Commercial:
Commercial and industrial	$—	$—	$—	$—	$8,929	$8,929	$—
Real estate mortgage	—	—	—	—	185,407	185,407	—
Multi-family	—	—	—	—	81,673	81,673	—
Land	—	—	—	—	1,059	1,059	—
Consumer:
Real estate 1-4 family first mortgage	3,489	802	1,984	6,275	516,836	523,111	—
Real estate 1-4 family junior lien mortgage	—	—	—	—	8,945	8,945	—
Other revolving credit and installment	37	28	2	67	7,912	7,979	—

Total	$3,526	$830	$1,986	$6,342	$810,761	$817,103	$—

The following table presents the aging of principal balances in past due loans for the Company’s portfolio of purchased credit-impaired loans as of June 30, 2012, by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Gross Financing Receivables	Considered Current That Have been Modified in Previous Year
June 30, 2012
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—
Real estate mortgage	—	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	1,505	322	667	2,494	20,234	22,728	—
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—	—
Other revolving credit and installment	—	—	—	—	—	—	—

Total	$1,505	$322	$667	$2,494	$20,234	$22,728	$—

The following table displays the Company’s non-performing and performing substandard loan portfolio (using unpaid principal balance).

	June 30, 2012
	# of Loans	Balance
Substandard Loans:
Non-Performing	7	$1,985

Performing:
TDR	10	9,449
Rated substandard due to borrower relationship to distressed loans	6	5,717
Rated substandard due to other credit factors	14	5,774

Total Performing:	30	$20,940

Total Substandard Loans	37	$22,925

The following table presents the aging of the principal balances in past due loans as of December 31, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Financing Receivables	Considered Current That Have been Modified in Previous Year
December 31, 2011
Commercial:
Commercial and industrial	$—	$—	$—	$—	$9,019	$9,019	$—
Real estate mortgage	291	—	—	291	123,722	124,013	—
Multi-family	—	—	—	—	87,290	87,290	—
Land	—	—	1,400	1,400	975	2,375	487
Consumer:
Real estate 1-4 family first mortgage	8,133	2,536	6,385	17,054	529,706	546,760	3,760
Real estate 1-4 family junior lien mortgage	—	—	—	—	9,219	9,219	—
Other revolving credit and installment	4	—	5	9	8,595	8,604	—

Total	$8,428	$2,536	$7,790	$18,754	$768,526	$787,280	$4,247

The following table displays the Company’s non-performing and performing substandard loan portfolio (using unpaid principal balance) as of December 31, 2011.

	December 31, 2011
	# of Loans	Balance
Substandard Loans:
Non-Performing	16	$7,788

Performing:
TDR	22	13,271
Rated substandard due to borrower relationship to distressed loans	13	7,811
Rated substandard due to other credit factors	7	3,660

Total Performing:	42	$24,742

Total Substandard Loans	58	$32,530

Troubled Debt Restructurings:

The Company has allocated $819 thousand and $2.1 million of specific allowance allocations to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011. The Company did not have any commitments to lend to customers with outstanding loans that are classified as troubled debt restructurings as of June 30, 2012 and December 31, 2011.

During the three and six months ended June 30, 2012, the terms of one loan were modified as troubled debt restructurings. The modification of the terms of such loan included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The Company did not make any loan modifications through arrangements that would not have qualified as troubled debt restructurings during the three and six months ended June 30, 2012. There were no such loans with defaults during the three or six months ended June 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial:
Commercial and industrial	—	$—	$—	—	$—	$—
Real estate mortgage	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Land	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	—	—	—	—	—	—
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	—	—	—	—	—	—

Total	—	$—	$—	—	$—	$—

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

Troubled debt restructured loans consist of the following (in thousands):

	At June 30, 2012	At December 31, 2011
Commercial:
Commercial and industrial	$—	$—
Real estate mortgage	288	—
Multi-family	3,090	3,090
Land	473	487
Consumer:
Real estate 1-4 family first mortgage	12,349	14,613
Real estate 1-4 family junior lien mortgage	—	—
Other revolving credit and installment	2	2

Total	$16,202	$18,192

Troubled debt restructured loans at June 30, 2012 and December 31, 2011 totaling $15.4 million and $16.1 million were net of specific allowance allocations of $819 thousand and $2.1 million, respectively.

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

The following table displays the Company’s risk categories as of June 30, 2012.

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated	TOTAL
Commercial:
Commercial and industrial	$8,929	$—	$—	$—	$—	$—	$8,929
Real estate mortgage	180,674	811	3,922	—	—	—	185,407
Multi-family	76,230	—	5,443	—	—	—	81,673
Land	586	—	473	—	—	—	1,059
Consumer:
Real estate 1-4 family first mortgage	498,527	11,692	12,892	—	—	22,728	545,839
Real estate 1-4 family junior lien mortgage	7,905	863	177	—	—	—	8,945
Other revolving credit and installment	7,924	37	18	—	—	—	7,979

Total	$780,775	$13,403	$22,925	$—	$—	$22,728	$839,831

The loans not rated totaled $22.7 million at June 30, 2012 and represented credit impaired loans that were purchased during the six months ended June 30, 2012. See further discussion below under Purchased Credit Impaired Loans.

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

Purchased Credit Impaired Loans:

During the six months ended June 30, 2012, the Company purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans at June 30, 2012 is as follows. There were no such loans in 2011.

June 30, 2012
Commercial	$—
Consumer - Real estate 1-4 family first mortgage	22,728

Outstanding balance	$22,728

Carrying amount, net of allowance of $0	$22,728

The loans identified as purchased with credit impairments were approximately $39.0 million as of the acquisition date, net of accrued interest and escrow fees of $141 thousand. A credit discount of approximately $9.1 million was recorded and an additional $7.0 million of yield discount was also recorded. The yield discount is being recognized on a method that approximates a level yield over the expected life of the loan. The Company does not accrete the credit discount into income until such time as the loan is paid off. The only exception would be on a case-by-case basis when a material event that significantly improves the quality of the loans and reduces the risk to the Bank such that management believes it would be prudent to start recognizing some of the credit discount in interest income. The credit discount represents approximately 23.3% of the transaction date value of the credit impaired loans.

Accretable yield, or income expected to be collected, is as follows:

	Yield Discount	Credit Discount
Balance at March 31, 2012	$6,270	$7,664
New loans purchased	593	1,440
Accretion of income	(255)	—
Reclassifications from nonaccretable difference	—	—
Disposals	—	(424)

Balance at June 30, 2012	$6,608	$8,680

	Yield Discount	Credit Discount
Balance at January 1, 2012	$—	$—
New loans purchased	7,040	9,104
Accretion of income	(432)	—
Reclassifications from nonaccretable difference	—	—
Disposals	—	(424)

Balance at June 30, 2012	$6,608	$8,680

For those purchased loans disclosed above, no allowance for loan losses was recorded during the three or six months ended June 30, 2012. No allowances for loan losses were reversed during the three or six months ended June 30, 2012.

Loans purchased during the six months ended June 30, 2012 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

June 30, 2012
Contractually required payments receivable of loans purchased during the period:
Commercial	$—
Consumer - Real estate 1-4 family first mortgage	38,017

$38,017

Cash flows expected to be collected at acquisition	$29,899
Fair value of acquired loans at acquisition	$22,860

Income is not recognized on certain purchased loans if the Company cannot reasonably estimate cash flows expected to be collected. The Company held no such loans during the three or six months ended June 30, 2012.

NOTE 8 – OTHER REAL ESTATE OWNED

Activity in other real estate owned was as follows for the six months ended June 30, 2012 and 2011:

	2012	2011
Beginning of period	$14,692	$6,562
Additions	3,614	12,719
Sales and net direct write-downs	(9,954)	(7,504)
Net change in valuation allowance	887	3,242

Balance at end of period	$9,239	$15,019

Activity in the other real estate owned valuation allowance was as follows for the six months ended June 30, 2012 and 2011:

	2012	2011
Beginning of period	$4,081	$3,379
Additions charged to expense	169	558
Net direct write-downs or removal upon sale	(1,056)	(3,800)

Balance at end of period	$3,194	$137

Expenses related to foreclosed assets included in loan servicing and foreclosure expenses on the consolidated statements of income and comprehensive income were as follows for the six months ended June 30, 2012 and 2011:

	2012	2011
Net (gain)/loss on sales of other real estate owned	$(508)	$819
Operating expenses, net of rental income	477	656

	$(31)	$1,475

Loans provided for sales of other real estate owned, included in other assets on the consolidated statements of financial condition, and deferred gain on real estate sold on contract, included in accrued expenses and other liabilities on the consolidated statements of financial condition were as follows at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Loans provided for sales of other real estate owned on contract	$918	$1,145

Deferred gain on other real estate owned sold on contract	$10	$50

NOTE 9 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments such as loan commitments, credit lines, letters of credit, and overdraft protection are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contact are met, and usually have expiration dates. Commitments may expire without being used. Risk of credit loss exists up to the face amount of these instruments. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk was as follows as of the dates indicated:

	Contract Amount
	June 30, 2012		December 31, 2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$—	$1,436	$1,000	$579
Unused lines of credit	5,179	48,309	6,249	36,472
Standby letters of credit	10	10	10	10

Commitments to make loans are generally made for periods of 30 days or less.

Financial instruments that potentially subject the Bank to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, and loans. At June 30, 2012 and December 31, 2011, the Bank had interest-bearing deposit accounts with balances totaling approximately $81.6 million and $37.7 million, respectively, in other financial institutions.

NOTE 10 – PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011
Land and improvements	$1,638	$1,638
Buildings	8,392	8,363
Furniture, fixtures, and equipment	6,442	4,753
Leasehold improvements	3,433	1,714
Construction in process	272	618

Total	20,177	17,086
Less accumulated depreciation and amortization	(7,025)	(6,501)

Premises and equipment, net	$13,152	$10,585

Depreciation expense was $524 thousand and $283 thousand for the six months ended June 30, 2012 and June 30, 2011, respectively.

Operating Leases: The Company leases certain branch properties under operating leases. Total rent expense for the three and six months ended June 30, 2012 amounted to $545 thousand and $877 thousand, respectively. Total rent expense for the three and six months ended June 30, 2011 amounted to $106 thousand and $210 thousand, respectively.

Capital Leases: The Company leases certain equipment under capital leases. The lease arrangements require monthly payments through 2017.

The Company has included these leases in capital lease assets as follows:

	June 30, 2012	June 30, 2011
Furniture, fixtures, and equipment	$179	$—

Less accumulated depreciation and amortization	(10)	—

Capital lease assets, net	$169	$—

Depreciation expense was $10 thousand and $0 for the six months ended June 30, 2012 and June 30, 2011, respectively.

NOTE 11 – LONG TERM DEBT

On April 23, 2012, the Company completed the issuance and sale of $33,000,000 aggregate principal amount of its 7.50% Senior Notes due April 15, 2020 (the “Notes”) at a price to the public of $25.00 per Note (the “Notes Offering”). Net proceeds after discounts, commissions and expenses were approximately $31.7 million. The Notes Offering was completed pursuant to the Prospectus, filed as a part of the Company’s Registration Statement on Form S-3 with the SEC, dated November 23, 2010, as supplemented by a prospectus supplement in preliminary form dated April 10, 2012 and in final form dated April 18, 2012 and two free writing prospectuses dated April 10, 2012 and April 18, 2012. In connection with the Notes Offering, the Company entered into a Purchase Agreement, dated April 18, 2012, with Sandler O’Neill & Partners, L.P., as representative of the several underwriters named therein (the “Purchase Agreement”). The Notes were sold to the underwriters at a price of $24.00 per Note. The Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the “Base Indenture”), as supplemented by the First Supplemental Indenture, dated as of April 23, 2012 (the “Supplemental Indenture,” and together with the Base Indenture, the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”).

The Notes are the Company’s senior unsecured debt obligations and rank equally with all of the Company’s other present and future unsecured unsubordinated obligations. The Notes bear interest at a per-annum rate of 7.50%. The Company will make interest payments on the Notes quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on July 15, 2012. Interest on the Notes will be computed on the basis of a 360-day year comprised of twelve 30-day months.

The Notes will mature on April 15, 2020. However, the Company may, at the Company’s option, on April 15, 2015, or on any scheduled interest payment date thereafter, redeem the Notes in whole or in part on not less than 30 nor more than 60 days’ prior notice. The Notes will be redeemable at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to the date of redemption.

The Indenture contains several covenants which, among other things, restrict the Company’s ability and the ability of the Company’s subsidiaries to dispose of or incur liens on the voting stock of certain subsidiaries and also contains customary events of default.

NOTE 12 – INCOME TAXES

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. Each quarter, the Company reviews its analysis of whether a valuation allowance should be recorded against its net deferred tax assets. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire net deferred tax asset will not be realized. The determination of whether a net deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, the Company believes that the realization of all but approximately 15% of the recognized net deferred tax asset (DTA) at June 30, 2012 and December 31, 2011 is more likely than not based upon available tax planning strategies and expectations as to future taxable income. At June 30, 2012 and December 31, 2011, the Company had a net deferred tax asset of $7.1 million and $7.6 million, net of a $1.3 million valuation allowance at each date. There have been no material changes to the DTA assessment from December 31, 2011 to June 30, 2012. This note should be read in conjunction with Note 15—Income Taxes, from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

NOTE 13 – MERGER AGREEMENTS AND OTHER EVENTS

On June 3, 2011, the Company entered into a definitive agreement to acquire all of the outstanding stock of Gateway Bancorp, the holding company for Gateway Business Bank for an aggregate purchase price of up to $17 million in cash, subject to adjustment for failure to deliver a certain minimum amount of regulatory Tier I Capital. The purchase price was subsequently reduced to $15.5 million as a result of an amended purchase agreement dated July 31, 2012. On August 2, 2012, the Company received approval for the transaction from the FDIC and the OCC. The success of the Company’s pending acquisition of Gateway Bancorp will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the Bank and Gateway Business Bank in a manner that does not materially disrupt the existing customer relationships of either institution or result in decreased revenues from our respective customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. The acquisition will be accounted for under the acquisition method of accounting and is expected to close in August 2012. The Company has incurred approximately $1.3 million of costs related to this acquisition that would be expensed if the transaction does not close.

On March 5, 2012, the Company moved its corporate headquarters to Irvine, California. The Company also opened new branches in Santa Monica and Tustin, California during March 2012. The Company expects to open its newest branch in Newport Beach, California during the third quarter of 2012.

NOTE 14 – SUBSEQUENT EVENTS

On July 1, 2012, the Company completed its acquisition of Beach Business Bank (the “Merger”) pursuant to the terms of the Agreement and Plan of Merger, dated as of August 30, 2011, as amended October 31, 2011, by and between the Company and Beach Business Bank (the “Merger Agreement”). At the effective time of the Merger, a newly formed and wholly owned subsidiary of the Company (“Merger Sub”) merged with and into Beach Business Bank, with Beach Business Bank continuing as the surviving entity in the Merger and a wholly owned subsidiary of the Company. Pursuant and subject to the terms of the Merger Agreement, each outstanding share of common stock, no par value, of Beach Business Bank (other than specified shares owned by the Company, Merger Sub or Beach Business Bank, and other than in the case of shares in respect of, or underlying, certain Beach Business Bank options and other equity awards, which will be treated as set forth in the Merger Agreement) was converted into the right to receive $9.21415 in cash and a one-year Warrant. Each Warrant entitles the holder to purchase 0.33 of a share of Company Common Stock at an exercise price of $14.00 per share of Company Common Stock. The aggregate cash consideration paid to Beach Business Bank shareholders in the Merger was approximately $39.1 million and the aggregate number of shares underlying the warrants issued to Beach Business Bank shareholders in the Merger is approximately 1.4 million. The acquisition will be accounted for under the acquisition method of accounting. The Company has incurred $1.3 million of costs related to the acquisition which were recognized in the third quarter of 2012. The transaction is in keeping with the Company’s growth strategy of acquiring healthy, complementary banks that add to its services, strengthen its management team and expand its geographic footprint into attractive contiguous markets like Manhattan Beach, Long Beach and Costa Mesa. Based upon data as of June 30, 2012, Beach Business Bank had total assets of $311.9 million and total deposits of $271.8 million.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of First PacTrust Bancorp, Inc. (the Company or Bancorp), at June 30, 2012, to its financial condition at December 31, 2011, and the results of operations for the three and six months ended June 30, 2012 to the same periods in 2011. This discussion should be read in conjunction with the unaudited interim consolidated financial statements and footnotes included herein.

The Company is a community-oriented financial institution deriving substantially all of its revenue from providing banking services through its wholly owned subsidiary, Pacific Trust Bank (the Bank), to individuals within its market area, primarily San Diego, Riverside, Orange, and Los Angeles Counties, CA. As of June 30, 2012 the Company has 15 banking offices, including 11 full-service deposit taking branches, three limited-service deposit gathering branches and one loan production office. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company’s basic strategy is to maintain and grow net interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and plans to expand further into southern California. The Company’s primary market risk exposure is interest rate risk and credit risk.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Assets. The Company’s total assets increased by $116.1 million, or 11.6%, to $1.1 billion at June 30, 2012 from $999.0 million at December 31, 2011 primarily due to an increase in the balance in loans receivables, net of allowance, in the amount of $53.5 million, an increase in total cash and cash equivalents of $44.4 million, an increase of $15.4 million in securities available for sale, and an increase of $6.6 million in the balance of other assets. These increases in total assets were partially reduced by a $5.5 million decline in balance of OREO.

Cash and cash equivalents. Cash and cash equivalents increased $44.4 million, or 99.7%, to $88.8 million at June 30, 2012 from $44.5 million at December 31, 2011. Cash and cash equivalents were increased by cash generated through operations of $9.2 million, an increase in time and core deposits of $66.0 million, proceeds from the sale of loans of $22.9 million, $31.7 million from borrowings from the issuance of notes payable, and net FHLB advances of $15.0 million (net of repayments of maturing advances). Cash and cash equivalents were reduced by increased loan receivable balances of $65.7 million, net of allowance, (also net of loans transferring to OREO status), the purchase of $22.4 million of credit impaired loans, and net purchases of securities available-for-sale of $14.6 million (net of proceed from maturities, calls and principal repayments and sales). The remaining net increase in cash and cash equivalents was the result of small fluctuations in various accounts.

Loans. Loans receivable, net of allowance, increased by $53.5 million, or 6.9%, to $829.1 million at June 30, 2012 from $775.6 million at December 31, 2011. This increase was the result of loan originations and loan acquisitions exceeding loan sales, net loan principal repayments, charge-offs and foreclosures during the six months ended June 30, 2012, as well as the purchase of $22.7 million of credit impaired loans. During the six months ended June 30, 2012, the Company transferred a total of $3.6 million of loans to other real estate owned.

Investments. Securities classified as available-for-sale of $117.0 million at June 30, 2012 increased $15.4 million from December 31, 2011. Agency residential mortgage-backed securities and municipal securities totaling $42.2 million were purchased during the six months ended June 30, 2012. In addition, the Company sold securities for $5.7 million and recognized a net loss on sale of $71 thousand during the six months ended June 30, 2012.

Other Assets. Other assets increased $6.6 million, or 31.8% to $27.2 million at June 30, 2012 from $20.7 million at December 31, 2011. The increase was primarily the result of increased receivables due to a $5.0 million investment in an affordable housing fund, a $727 thousand increase in taxes receivable, $536 thousand from debt issuing costs, and $816 thousand from various operational activities. These increases were offset mainly by a $517 thousand reduction of net deferred taxes.

Premises and Equipment. Premises and equipment increased $2.6 million, or 24.3%, to $13.2 million at June 30, 2012 from $10.6 million at December 31, 2011 primarily due to additions to premises and equipment due to the relocation of the corporate headquarters to Irvine, California and the opening of two new branches in Santa Monica and Tustin, California during the first quarter.

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

The allowance for loan losses at June 30, 2012 was $11.4 million, which represented 1.4% of the gross loans outstanding at June 30, 2012, as compared to $12.8 million, or 1.6%, of the gross loans outstanding at December 31, 2011. Of the $11.4 million allowance, $1.6 million was specifically allocated to impaired loans, including loans which are subject to troubled debt restructurings, with $9.9 million serving as a general allocation of allowance for loan losses. The reduction in the allowance partially resulted from the Company charging off $2.3 million of previously established specific allowance allocations, primarily as a result of changes in reporting requirements for thrifts regulated by the OCC. Of the $2.3 million total specific valuation allowances charged off during the six months ended June 30, 2012, $2.1 million related to one-to four-family first mortgage loans and $236 thousand related to land loans. The remaining charges-offs related to other revolving credit and installment loans. The Company’s non-performing loans, including non-performing and restructured loans, also reflected the improved credit quality in the portfolio with a $2.4 million decline in gross non-performing loans from $19.3 million at December 31, 2011 to $16.9 million at June 30, 2012. The Company provided $970 thousand to its provision for loan losses during the six months ended June 30, 2012 related primarily to new commercial real estate production.

Nonaccrual Loans. The following table summarizes our nonaccrual loans, at June 30, 2012 and December 31, 2011. This table includes troubled debt restructured loans on nonaccrual. There were no loans past due 90 days or more and still accruing interest at June 30, 2012 and December 31, 2011. Nonaccrual loans at June 30, 2012 and December 31, 2011 totaling $15.4 million and $16.3 million were net of specific allowance allocations of $1.5 million and $2.9 million, respectively.

	June 30, 2012	December 31, 2011
Commercial:
Commercial and industrial	$—	$—
Real estate mortgage	3,014	—
Multi-family	5,443	3,090
Land	473	1,887

	June 30, 2012	December 31, 2011
Consumer:
Real estate 1-4 family first mortgage	7,946	14,272
Real estate 1-4 family junior lien mortgage	—	—
Other revolving credit and installment	2	5

Total	$16,878	$19,254

Non-Performing Assets. The following table is a summary of our non-performing assets at June 30, 2012 and December 31, 2011, consisting of non-performing loans and other real estate owned as of such dates. Non-performing loans include all nonaccrual loans that are past due 90 days or more, including troubled debt restructured loans on nonaccrual, and loans past due 90 days and still accruing interest, of which there were none at June 30, 2012 and December 31, 2011. Non-performing loans at June 30, 2012 and December 31, 2011 totaling $15.4 million and $16.3 million were net of specific allowance allocations of $1.5 million and $2.9 million, respectively. Other real estate owned at June 30, 2012 and December 31, 2011 totaling $9.2 million and $14.7 million were net of valuation allowances of $3.2 million and $4.1 million, respectively.

	At June 30, 2012	At December 31, 2011
Nonperforming loans
Commercial:
Commercial and industrial	$—	$—
Real estate mortgage	3,014	—
Multi-family	5,443	3,090
Land	473	1,887
Consumer:
Real estate 1-4 family first mortgage	7,946	14,272
Real estate 1-4 family junior lien mortgage	—	—
Other revolving credit and installment	2	5

Total nonperforming loans	$16,878	$19,254
Other real estate owned	$9,239	$14,692

Total nonperforming assets	$26,117	$33,946

Ratios
Non-performing loans to total gross loans	2.01%	2.45%
Non-performing assets to total assets	2.34%	3.40%

Troubled Debt Restructured Loans (TDRs). As of June 30, 2012, the Company had 22 loans with an aggregate balance of $16.2 million classified as TDRs compared to loans with an aggregate balance of $18.2 million at December 31, 2011 classified as TDRs. Specific allowance allocations totaling $819 thousand have been established for these loans as of June 30, 2012 compared to $2.1 million at December 31, 2011. The difference in specific allowance allocations was largely due to a charge offs during the six months ended June 30, 2012, and were largely related to changes in reporting requirements for thrifts regulated by the OCC. When a loan becomes a TDR the Company ceases accruing interest, and classifies it as non-accrual until the borrower demonstrates that the loan is again performing.

As of June 30, 2012, of the 22 loans classified as TDRs, 21 loans totaling $15.9 million are making payments according to their modified terms and are less than 90 days delinquent. Of the performing TDRs, $12.0 million in loans are secured by single family residences, $473 thousand are secured by land, $3.1 million are secured by multi-family residences, $288 thousand are secured by commercial real estate, and the remaining is comprised of an unsecured $2 thousand consumer loan. One TDR loan with a balance of $350 thousand is over 90 days delinquent and is secured by a single family residence. This loan will either return to a performing TDR status or move through the Bank’s normal collection and foreclosure process for non-performing loans.

The following table presents the seasoning of the Bank’s performing restructured loans, their effective balance (principal balance less specific allowance allocations charged-off), and their weighted average interest rates (dollars in thousands):

Performing Restructured Loans As of June 30, 2012
Payments	# of loans	Effective Balance	Average Loan Size	Weighted Average Interest Rate
	(Dollars in Thousands)
1 Payment	1	$288	$288	5.50%
2 Payments	—	—	—	—
3 Payments	—	—	—	—
4 Payments	—	—	—	—
5 Payments	—	—	—	—
6 Payments	—	—	—	—
7 Payments	1	148	148	6.25%
8 Payments	1	3,510	3,510	5.00%
9 Payments	—	—	—	—
10 Payments	—	—	—	—
11 Payments	—	—	—	—
12+ Payments	18	11,906	661	5.11%

Total	21	$15,852	$755	5.10%

Other Real Estate Owned Assets (“OREO”). During the first half of 2012, the Company foreclosed on 9 single family residential properties totaling $3.6 million. Additionally, the Company sold 17 single family residential properties at a net gain of $508 thousand. The Company also recorded a $169 thousand write-down of its OREO properties during the first half of 2012.

Deposits. Total deposits increased by $66.0 million, or 8.4%, to $852.3 million at June 30, 2012 from $786.3 million at December 31, 2011. Certificates of deposit increased $35.2 million, savings accounts increased $2.7 million and money market accounts increased $37.2 million. Growth was achieved primarily from the opening of two new branches during the period as well as the formation of new customer relationships and the attraction of additional funds from existing customers. Demand accounts declined $9.0 million. Total core deposits (total deposits less CDs) increased by 9.7% to $347.2 million at June 30, 2012, compared to $316.5 million at December 31, 2011. The Bank completed the opening of two new branches in Santa Monica and Tustin, California during the first quarter of 2012, which the Company anticipates will contribute to future growth. The Bank is actively seeking additional production offices in core Southern California banking markets including Orange County and the Los Angeles area.

Federal Home Loan Bank (“FHLB”) Advances. During the six months ended June 30, 2012, $20 million of long-term FHLB advances matured and $35 million of FHLB advances were obtained, resulting in a 75.0% increase to $35.0 million at June 30, 2012, from $20.0 million at December 31, 2011. The $35.0 million of advances have an average current yield of 1.05% and mature between 2012 and 2015.

Notes Payable. During the six months ended June 30, 2012, the Company completed the issuance and sale of $33 million aggregate principal amount of its 7.50% Senior Notes due April 15, 2020. At June 30, 2012, the balance of the notes payable, net of discount was $31.7 million.

Shareholders’ Equity. Shareholders’ equity decreased $2.2 million, or 1.2% to $182.3 million at June 30, 2012 from $184.5 million at December 31, 2011. Shareholders’ equity decreased due to a net loss of $362 thousand, the payment of common stock cash dividends of $2.4 million and preferred stock cash dividends of $714 thousand. Shareholders’ equity increased due to an $829 thousand increase in the fair value of securities available-for-sale, net of tax, and stock option and stock awards compensation expense of $531 thousand among other items.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

General. The Company incurred a net loss for the three months ended June 30, 2012 of $739 thousand compared to net income of $1.5 million in the same period of the prior year as a result of the factors discussed below.

Interest and Dividend Income. Interest and dividend income increased by $1.8 million, or 20.9% to $10.4 million for the three months ended June 30, 2012, compared to $8.6 million for the three months ended June 30, 2011 as described below.

Interest income on loans increased $2.1 million, or 27.8% to $9.6 million for the three months ended June 30, 2012 from $7.5 million for the three months ended June 30, 2011. The primary factor for the increase was a $164.1 million increase in the average balance of loans receivable from $665.5 million for the three months ended June 30, 2011 to $829.6 million for the three months ended June 30, 2012 due to growth in loan originations and loans purchased during the period. The increase in interest income on loans receivable was further increased by an 11 basis point increase in the average yield on loans receivable to 4.63% due primarily to the increase in commercial real estate loan production yielding higher rates.

Interest income on securities decreased $308 thousand to $694 thousand for the three months ended June 30, 2012 from $1.0 million for the three months ended June 30, 2011. Although there was a $33.3 million increase in the average balance of securities to $107.9 million, there was a 280 basis point decline in the average yield on the portfolio from 5.37% for the three months ended June 30, 2011 to 2.57% for the three months ended June 30, 2012. The decline in the average yield on the portfolio was due to the sale of higher yielding securities in the prior year as the Company sought the opportunity to improve the quality of its securities portfolio and to divest several of its private label residential mortgage-backed securities.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant net interest spread for the three months ended June 30, 2012 and June 30, 2011. No tax equivalent adjustments were made. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30, (dollars in thousands)
	2012			2011
	Average Balance	Interest	Annualized Average Yield/ Cost	Average Balance	Interest	Annualized Average Yield/ Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$829,592	$9,604	4.63%	$665,516	$7,513	4.52%
Securities(2)	107,910	694	2.57%	74,585	1,002	5.37%
Other interest-earning assets(3)	92,758	80	0.35%	46,859	67	0.57%

Total interest-earning assets	1,030,260	10,378	4.04%	786,960	8,582	4.36%
Non-interest earning assets(4)	77,860			64,078

Total assets	$1,108,120			$851,038

INTEREST-BEARING LIABILITIES
NOW	$119,033	40	0.13%	$64,306	16	0.10%
Money market	175,548	162	0.37%	88,442	61	0.28%
Savings	42,422	11	0.11%	134,927	97	0.29%
Certificates of deposit	516,795	1,145	0.89%	372,970	1,049	1.13%
FHLB advances	35,000	92	1.04%	48,737	351	2.88%
Long-term debt	25,022	495	7.91%	—	—	—
Capital lease	141	2	4.51%	—	—	—

Total interest-bearing liabilities	913,961	1,947	0.84%	709,382	1,574	0.88%

Non-interest-bearing liabilities	11,898			4,507

Total liabilities	925,859			713,889
Total shareholders’ equity	182,261			137,149

Total liabilities and shareholders’ equity	$1,108,120			$851,038

Net interest income/spread		$8,431	3.20%		$7,008	3.48%

Net interest margin(5)			3.27%			3.56%
Ratio of average interest-earning assets to average interest-bearing liabilities	112.72%			110.94%

(1)	Average balances of nonperforming loans are included in the above amounts. Calculated net of deferred fees, premiums/discounts, and loss reserves.
(2)	Calculated based on average amortized cost.
(3)	Includes average FHLB stock at cost and average term deposits with other financial institutions.
(4)	Includes average balance of bank-owned life insurance (BOLI) investments of $18.5 million in 2012 and $18.2 million in 2011.
(5)	Net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2012 compared to June 30, 2011
	Total Change	Change Due To Volume	Change Due To Rate
	(In thousands)
Income from interest earning assets:
Loans, gross	$2,091	$1,896	$195
Securities	(308)	340	(648)
Interest-bearing deposits in other financial institutions	13	47	(34)

Total interest income from interest earning assets	1,796	2,283	(487)

Expense on interest –bearing liabilities:
NOW	24	17	7
Money market	101	76	25
Savings	(86)	(45)	(41)
Certificates of Deposit	96	349	(253)
FHLB Advances	(259)	(80)	(179)
Long-term debt	495	495	—
Capital lease	2	2	—

Total interest expense on interest-bearing liabilities	373	814	(441)

Net interest income	$1,423	$1,469	$(46)

Interest Expense. Interest expense increased $373 thousand or 23.7% to $1.9 million for the three months ended June 30, 2012 from $1.6 million for the three months ended June 30, 2011. Interest expense on deposits increased $135 thousand, or 11.0% to $1.4 million for the three months ended June 30, 2012 from $1.2 million for the three months ended June 30, 2011. The primary factor for the increase was a $193.2 million increase in the average balance of deposits to $853.8 million for the three months ended June 30, 2012 from $660.6 million for the three months ended June 30, 2011, and a 11 basis point decline in the Company’s overall average cost of deposits to 0.66% for the three months ended June 30, 2012 from 0.74% for the three months ended June 30, 2011, due to lower market interest rates.

Interest expense on FHLB advances decreased $259 thousand, or 73.8% to $92 thousand for the three months ended June 30, 2012 from $351 thousand for the three months ended June 30, 2011. The decline in interest expense was primarily due to the average balance of FHLB advances decreasing $13.7 million from $48.7 million for the three months ended June 30, 2011 to $35.0 million for the three months ended June 30, 2012, and a 184 basis point reduction in the average cost of advances to 1.04% for the three months ended June 30, 2012 from 2.88% for the three months ended June 30, 2011.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses increased $1.4 million, or 20.3%, to $8.4 million for the three months ended June 30, 2012 from $7.0 million for the three months ended June 30, 2011. The Company’s net interest margin decreased 29 basis points from 3.56% for the three months ended June 30, 2011 to 3.27% for the three months ended June 30, 2012. Continued improvement in the Bank’s liability mix and average cost of deposits resulted in an 11 basis point decrease in the average cost of deposits from 0.74% for the three months ended June 30, 2011 to 0.66% for the three months ended June 30, 2012. These benefits were enhanced by an 11 basis point increase in the average yield on the Bank’s loan portfolio from 4.52% for the three months ended June 30, 2011 to 4.63% for the three months ended June 30, 2012 due to the repricing of adjustable rate loans and reversal of accrued interest on a number of loans delinquent more than 90 days during the prior year period. The Company also experienced declines in the average yield on securities from 5.37% for the three months ended June 30, 2011 to 2.57% for the three months ended June 30, 2012 as the Company diluted the high yields on its core portfolio by selling some of the portfolio and investing excess liquidity into shorter term lower yielding securities.

Provision for Loan Losses. The Company maintains an allowance for loan losses to absorb probable incurred losses presently inherent in the loan portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company currently takes into account many factors, including the Company’s own historical and peer loss trends, loan-level credit quality ratings, loan specific attributes along with a review of various credit metrics and trends. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans individually, primarily through the evaluation of cash flows or collateral values. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2012 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable as of the balance sheet date. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, a majority of the Company’s loans are to individuals and businesses in Southern California. During the three months ended June 30, 2012, the Company provided $279 thousand to its provision for loan losses related primarily to increased general reserve allocations on new loan originations compared to providing $451 thousand during the three months ended June 30, 2011.

Non-performing loans, including all loans on nonaccrual or loans past due over 90 days that are on accrual, decreased by $1.5 million and totaled $16.9 million as of June 30, 2012, compared to $18.3 million at March 31, 2012. Net charge-offs totaled $4 thousand for the second quarter of 2012. These levels compare to $3.9 million in net charge-offs in the prior year’s second quarter.

Noninterest Income. Noninterest income decreased $1.0 million for the three months ended June 30, 2012 to $639 thousand compared to $1.6 million for the same period of the prior year primarily due to a $1.1 million gain on the sale of securities in the prior year’s second quarter.

Noninterest Expense. Noninterest expense increased $3.9 million, or 65.7% to $9.9 million for the three months ended June 30, 2012 compared to $6.0 million for the same period of the prior year. This net increase was primarily the result of a $2.3 million increase in salaries and employee benefits, a $573 thousand increase in professional fees, and a $789 thousand increase in occupancy and equipment expense. These increases were partially offset a $243 thousand increase in the net gain on sales of other real estate owned, a $165 thousand decrease in loan servicing and foreclosure expense, and a $30 thousand decrease in FDIC expense due to a decline in the factor used for FDIC assessments.

Salaries and employee benefits represented 52.1% and 47.6% of total noninterest expense for the three months ended June 30, 2012 and June 30, 2011, respectively. Total salaries and employee benefits increased $2.3 million, or 81.3%, to $5.2 million for the three months ended June 30, 2012 from $2.9 million for the same period in 2011, due to additional compensation expense related to the hiring of new officers, production and branch personnel and support staff needed to execute the Company’s growth strategy.

The valuation allowance for other real estate owned increased $18 thousand to $155 thousand for the three months ended June 30, 2012 compared to $137 thousand for the same period in the prior year.

Total professional fees increased $573 thousand, or 138.5% to $987 thousand for the three months ended June 30, 2012 from $414 thousand for the same period in 2011, due to increased consulting and legal fees primarily related to growth activities.

Net gain/loss on sales of other real estate owned increased $243 thousand due to a net gain of $192 thousand for the three months ended June 30, 2012 compared to a net loss of $51 thousand for the same period of the prior year. During the second quarter of 2012, the Company disposed of $3.7 million in OREO at a net gain of $192 thousand, while charging off additional valuation allowances totaling $271 thousand on new or existing OREO. As of June 30, 2012, the Company’s OREO balances totaled $9.2 million (0.8% of total assets), compared to $14.7 million (1.5% of total assets) as of December 31, 2011.

Occupancy and equipment expense increased $789 thousand, or 148.4% to $1.3 million for the three months ended June 30, 2012 from $532 thousand in the same period in 2011 primarily due to increased building and equipment maintenance, primarily related to the relocation of the Company’s headquarters to Irvine and the newly acquired branch locations during the period.

Income Tax Expense (Benefit). An income tax benefit of $413 thousand was recorded for the three months ended June 30, 2012 compared to income tax expense of $644 thousand for the three months ended June 30, 2011. The effective tax rate for the three month period ending June 30, 2012 of (35.9)% was in accordance with the guidelines of ASC 740 and compares to an effective tax rate for the three months ended June 30, 2011 of 29.4%.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

General. The Company incurred a net loss of $362 thousand for the six months ended June 30, 2012 compared to net income of $2.2 million in the same period of the prior year as a result of the factors discussed below.

Interest and Dividend Income. Interest and dividend income increased by $3.2 million, or 18.1% to $20.7 million for the six months ended June 30, 2012, compared to $17.5 million for the six months ended June 30, 2011 as described below.

Interest income on loans increased $4.0 million, or 26.0% to $19.1 million for the six months ended June 30, 2012 from $15.2 million for the six months ended June 30, 2011. The primary factor for the increase was a $149.6 million increase in the average balance of loans receivable from $668.5 million for the six months ended June 30, 2011 to $818.1 million for the six months ended June 30, 2012. The increase in interest income on loans receivable was further increased by a 14 basis point increase in the average yield on loans receivable to 4.68% due primarily to the increase in commercial real estate loan production yielding higher rates.

Interest income on securities decreased $815 thousand to $1.4 million for the six months ended June 30, 2012 from $2.2 million for the six months ended June 30, 2011. Although there was a $33.5 million increase in the average balance of investments to $106.6 million, there was a 345 basis point decline in the average yield on the portfolio from 6.14% for the six months ended June 30, 2011 to 2.69% for the six months ended June 30, 2012. The decline in the average yield on the portfolio was due to the sale of higher yielding securities in the prior year as the Company sought the opportunity to improve the quality of its securities portfolio and to divest several of its private label residential mortgage-backed securities.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant net interest spread for the six months ended June 30, 2012 and June 30, 2011. No tax equivalent adjustments were made. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Six Months Ended June 30, (dollars in thousands)
	2012			2011
	Average Balance	Interest	Annualized Average Yield/ Cost	Average Balance	Interest	Annualized Average Yield/ Cost
INTEREST-EARNING ASSETS
Loans receivable(1)	$818,120	$19,132	4.68%	$668,524	$15,179	4.54%
Securities(2)	106,583	1,431	2.69%	73,121	2,246	6.14%
Other interest-earning assets(3)	77,128	140	0.36%	46,901	106	0.45%

Total interest-earning assets	1,001,831	20,703	4.14%	788,546	17,531	4.44%
Non-interest earning assets(4)	76,246			63,257

Total assets	$1,078,077			$851,803

INTEREST-BEARING LIABILITIES
NOW	$110,852	60	0.11%	$62,742	32	0.10%
Money market	176,893	391	0.44%	88,777	127	0.29%
Savings	41,433	22	0.11%	131,713	187	0.28%
Certificates of deposit	504,779	2,234	0.89%	365,620	2,154	1.18%
FHLB advances	36,401	192	1.05%	60,000	868	2.89%
Long-term debt	12,511	495	7.91%	—	—	—
Capital lease	71	2	5.85%	—	—	—

Total interest-bearing liabilities	882,940	3,396	0.76%	708,852	3,368	0.96%

	Six Months Ended June 30, (dollars in thousands)
	2012			2011
	Average Balance	Interest	Annualized Average Yield/ Cost	Average Balance	Interest	Annualized Average Yield/ Cost
Non-interest-bearing liabilities	10,986			5,865

Total liabilities	893,926			714,717
Total shareholders’ equity	184,151			137,086

Total liabilities and shareholders’ equity	$1,078,077			$851,803

Net interest income/spread		$17,307	3.38%		$14,163	3.48%

Net interest margin(5)			3.46%			3.59%
Ratio of average interest-earning assets to average interest-bearing liabilities	113.47%			111.24%

(1)	Average balances of nonperforming loans are included in the above amounts. Calculated net of deferred fees, premiums/discounts, and loss reserves.
(2)	Calculated based on average amortized cost.
(3)	Includes average FHLB stock at cost and average term deposits with other financial institutions.
(4)	Includes average balance of bank-owned life insurance (BOLI) investments of $18.5 million in 2012 and $18.2 million in 2011.
(5)	Net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30, 2012 compared to June 30, 2011
	Total Change	Change Due To Volume	Change Due To Rate
	(In thousands)
Income from interest earning assets:
Loans, gross	$3,953	$3,486	$467
Securities	(815)	768	(1,583)
Interest-bearing deposits in other financial institutions	34	58	(24)

Total interest income from interest earning assets	3,172	4,312	(1,140)

Expense on interest –bearing liabilities:
NOW	28	26	2
Money market	264	170	94
Savings	(165)	(87)	(78)
Certificates of Deposit	80	696	(616)
FHLB Advances	(676)	(258)	(418)
Long –term debt	495	495	—
Capital lease	2	2	—

Total interest expense on interest-bearing liabilities	28	1,044	(1,016)

Net interest income	$3,144	$3,268	$(124)

Interest Expense. Interest expense increased $28 thousand or 0.8% to $3.4 million for the six months ended June 30, 2012 from $3.4 million for the six months ended June 30, 2011. Interest expense on deposits increased $207 thousand, or 8.3% to $2.7 million for the six months ended June 30, 2012 from $2.5 million for the six months ended June 30, 2011. The primary factor for the increase was a $185.1 million increase in the average balance of deposits to $834.0 million for the six months ended June 30, 2012 from $648.9 million for the six months ended June 30, 2011, partially offset by a 9 basis point decrease in the Company’s overall average cost of deposits to 0.68% for the six months ended June 30, 2012 from 0.77% for the six months ended June 30, 2011, due to lower market interest rates.

Interest expense on FHLB advances decreased $676 thousand, or 77.9% to $192 thousand for the six months ended June 30, 2012 from $868 thousand for the six months ended June 30, 2011. The decline in interest expense was primarily due to the average balance of FHLB advances decreasing $23.6 million from $60.0 million for the six months ended June 30, 2011 to $36.4 million for the six months ended June 30, 2012, and a 184 basis point reduction in the average cost of advances to 1.05% for the six months ended June 30, 2012 from 2.89% for the six months ended June 30, 2011.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan losses increased $3.1 million, or 22.2%, to $17.3 million for the six months ended June 30, 2012 from $14.2 million for the six months ended June 30, 2011. The Company’s net interest margin decreased 13 basis points from 3.59% for the six months ended June 30, 2011 to 3.46% for the six months ended June 30, 2012. Continued improvement in the Bank’s deposit mix and average cost of deposits resulted in a 9 basis point decrease in the average cost of deposits from 0.77% for the six months ended June 30, 2011 to 0.68% for the six months ended June 30, 2012. These benefits were enhanced by a 14 basis point increase in the average yield on the Bank’s loan portfolio from 4.54% for the six months ended June 30, 2011 to 4.68% for the six months ended June 30, 2012 due to the repricing of adjustable rate loans and reversal of accrued interest on a number of loans delinquent more than 90 days during the prior year period. The Company also experienced declines in the average yield on securities from 6.14% for the six months ended June 30, 2011 to 2.69% for the six months ended June 30, 2012 as the Company diluted the high yields on its core portfolio by selling some of the portfolio and investing excess liquidity into shorter term lower yielding securities.

Provision for Loan Losses. The Company maintains an allowance for loan losses to absorb probable incurred losses presently inherent in the loan portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company currently takes into account many factors, including the Company’s own historical and peer loss trends, loan-level credit quality ratings, loan specific attributes along with a review of various credit metrics and trends. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans individually, primarily through the evaluation of cash flows or collateral values. Management uses available information to recognize loan losses, however, future loan loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2012 was maintained at a level that represented management’s best estimate of incurred losses in the loan portfolio to the extent they were both probable and reasonably estimable as of the balance sheet date. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Provisions for loan losses are charged to operations at a level required to reflect probable incurred credit losses in the loan portfolio. In this regard, a majority of the Company’s loans are to individuals and businesses in Southern California. During the six months ended June 30, 2012, the Company provided $970 thousand to its provision for loan losses related primarily to increased general reserves on new loan originations, compared to providing $451 thousand during the six months ended June 30, 2011.

Non-performing loans, including all loans on nonaccrual or loans past due over 90 days that are on accrual, decreased by $2.4 million and totaled $16.9 million as of June 30, 2012, compared to $19.3 million at December 31, 2011. Net charge-offs totaled $2.3 million for the first half of 2012 which primarily resulted from the charge-off of specific allowance allocations for various one-to four- family properties. These levels compare to $6.7 million in net charge-offs in the prior year’s first half.

Noninterest Income. Noninterest income decreased $1.3 million for the six months ended June 30, 2012 to $1.1 million compared to $2.4 million for the same period of the prior year primarily due to a $1.4 million gain on the sale of securities in the prior year’s first half.

Noninterest Expense. Noninterest expense increased $5.3 million, or 41.7% to $18.2 million for the six months ended June 30, 2012 compared to $12.8 million for the same period of the prior year. This net increase was primarily the result of a $3.8 million increase in salaries and employee benefits, a $249 thousand increase in loan servicing and foreclosure expenses, a $781 thousand increase in professional fees, and a $1.1 million increase in occupancy and equipment expense. These increases were partially offset by a $389 thousand decrease in valuation allowance expense for other real estate owned, a $1.3 million decrease in loss on sale of other real estate owned, and a $95 thousand decrease in FDIC expense due to a decline in the factor used for FDIC assessments.

Salaries and employee benefits represented 55.3% and 48.7% of total noninterest expense for the six months ended June 30, 2012 and June 30, 2011, respectively. Total salaries and employee benefits increased $3.8 million, or 61.0%, to $10.0 million for the six months ended June 30, 2012 from $6.2 million for the same period in 2011, due to additional compensation expense related to the hiring of new officers, production and branch personnel and support staff needed to execute the Company’s growth strategy.

The valuation allowance for other real estate owned decreased $389 thousand to $169 thousand for the six months ended June 30, 2012 compared to $558 thousand for the same period in the prior year. The decline was due to the reduction of OREO properties held. Total professional fees increased $781 thousand, or 104.3% to $1.5 million for the six months ended June 30, 2012 from $749 thousand for the same period in 2011, due to increased consulting and legal fees primarily related to growth activities.

Net gain/loss on sales of other real estate owned decreased $1.3 million due to a net gain of $508 thousand for the six months ended June 30, 2012 compared to a net loss of $819 thousand for the same period of the prior year. During the first half of 2012, the Company disposed of $10.0 million in OREO at a net gain of $508 thousand, while charging off additional valuation allowances totaling $1.1 million on new or existing OREO. As of June 30, 2012, the Company’s OREO balances totaled $9.2 million (0.8% of total assets), compared to $14.7 million (1.5% of total assets) as of December 31, 2011.

Occupancy and equipment expense increased $1.1 million, or 93.9% to $2.3 million for the six months ended June 30, 2012 from $1.2 million in the same period in 2011 primarily due to increased building and equipment maintenance, primarily related to the newly acquired branch locations during the period.

Income Tax Expense (Benefit). An income tax benefit of $320 thousand was recorded for the six months ended June 30, 2012 compared to income tax expense of $1.1 million for the six months ended June 30, 2011. The effective tax rate for the six month period ending June 30, 2012 of (46.9)% was in accordance with the guidelines of ASC 740 and compares to an effective tax rate for the six months ended June 30, 2011 of 32.0%.

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

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At June 30, 2012, there were $1.4 million of approved loan origination commitments. At the same date, unused lines of credit were $53.4 million and outstanding letters of credit totaled $20 thousand. Certificates of deposit scheduled to mature in one year at June 30, 2012, totaled $323.2 million. Based on the competitive rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank, although no assurance can be given in this regard. In addition, the Bank had the ability at June 30, 2012 to borrow an additional $123.8 million from the FHLB and $71.8 million from the Federal Reserve Bank to meet commitments and for liquidity purposes. The Bank has FHLB advances of $10.0 million maturing within the next 12 months. The Bank intends to replace these advances with new borrowings from the FHLB, Federal Reserve Bank or deposits, as and to the extent needed and depending on market conditions.

Capital

Consistent with its goals to operate a sound and profitable financial organization, Pacific Trust Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. The Bank’s total equity was $130.0 million at June 30, 2012, or 11.8% of the Bank’s total assets on that date. As of June 30, 2012, Pacific Trust Bank exceeded all capital requirements of the OCC. Pacific Trust Bank’s regulatory capital ratios at June 30, 2012 were as follows: core capital 11.44%; Tier I risk-based capital, 16.63%; and total risk-based capital 17.88%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

The following table sets forth the Bank’s capital components (dollars in thousands):

	Actual		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total capital (to risk-weighted assets)	$135,069	17.88%	$60,433	8.00%	$75,541	10.00%
Tier 1 capital (to risk-weighted assets)	125,598	16.63	30,217	4.00	45,325	6.00
Tier 1 (core) capital (to adjusted tangible assets)	125,598	11.44	43,915	4.00	54,894	5.00
December 31, 2011
Total capital (to risk-weighted assets)	$137,913	18.56%	$59,447	8.00%	$74,309	10.00%
Tier 1 capital (to risk-weighted assets)	128,847	17.34	29,724	4.00	44,585	6.00
Tier 1 (core) capital (to adjusted tangible assets	128,847	13.08	39,409	4.00	49,261	5.00

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

The following table presents the projected change in the Bank’s net portfolio value at June 30, 2012 (the most recent date for which data is available) that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change. The net portfolio value analysis was unable to produce results for the minus 200 basis point scenario.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 300 bp	$163,631	$(9,741)	(5.6)%	15.58%	(21	)bp
+ 200 bp	166,922	(6,450)	(3.7)%	15.66%	(13	)bp
+ 100 bp	170,216	(3,156)	(1.8)%	15.73%	(6	)bp
0 bp	173,372	—	—	—	—
- 100 bp	174,322	950	0.5%	15.73%	(6	)bp

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2012 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, on December 14, 2011, CMG Financial Services, Inc. (“CMG”) initiated a patent lawsuit against the Bank in the United States District Court for the Central District of California (styled CMG Financial Services, Inc. v. Pacific Trust Bank, F.S.B., et al., Case No. 2:11-cv-10344-PSG-MRW) (the “Action”) alleging infringement of U.S. Patent No. 7,627,509 (the “509 Patent”) of limited number of financial products previously offered by the Company. The 509 Patent relates to the origination and servicing of loans with characteristics similar to the Bank’s Green Accounts. The Company and its counsel believe the asserted claim is without merit and the resolution of the matter is not expected to have a material impact on the Company’s business, financial condition or results of operations, though no assurance can be given in this regard.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors that appeared in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which completely updated and restated the risk factors that appeared in our Annual Report on Form 10-K for the year ended December 31, 2011.

We may fail to realize all of the anticipated benefits of our recently completed acquisition of Beach Business Bank.

On July 1, 2012, we completed our acquisition of Beach Business Bank. The success of our acquisition of Beach Business Bank will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the Bank and Beach Business Bank in a manner that does not materially disrupt the existing customer relationships of either institution or result in decreased revenues from our respective customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Prior to completion of the merger, the Bank and Beach Business Bank operated independently. It is possible that the integration process could result in the loss of key employees, the disruption of each institution’s businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on us.

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

If we foreclose on a commercial and multi-family real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As of June 30, 2012, our commercial and multi-family real estate loans totaled $277.1 million, or 33.0% of our total gross loan portfolio, as compared to $220.3 million, or 28.0%, of our total gross loan portfolio as of December 31, 2011.

Proposed regulatory rules could affect the Company.

The federal bank regulatory agencies recently issued joint proposed rules that would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets. The proposed changes, if implemented, would be phased in from 2013 through 2019. Management is currently assessing the effect of the proposed rules on the Company and the Bank’s capital position. Community bank associations are currently discussing their concerns with the regulatory agencies regarding the additional regulatory burdens the proposals would place on community banks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended June 30, 2012 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
04/1/12-04/30/12	—	—	—	0
05/1/12-05/31/12	—	—	—	0
06/1/12-06/30/12	—	—	—	1,000,000

The Company currently has a stock buyback plan, however, purchases made by the Company during the quarter were tax liability sales related to employee stock benefit plans and are consistent with past practices.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc. (sometimes referred to below as the “Registrant” or the “Company”), Gateway Bancorp, Inc. (“Gateway”), each of the stockholders of Gateway and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)

2.1A	Amendment No. 1, dated as of November 28, 2011, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(1)

2.2B	Amendment No. 2, dated as of February 24, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(2)

2.2C	Amendment No. 3, dated as of June 30, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(2)

2.2D	Amendment No. 4, dated as of July 31, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(3)

2.3	Agreement and Plan of Merger, dated as of August 30, 2011, by and between First PacTrust Bancorp, Inc. and Beach Business Bank, as amended by Amendment No. 1 thereto dated as of October 31, 2011	(b)

3.1	Articles of Incorporation of First PacTrust Bancorp, Inc.	(c)

3.2	Articles of Amendment to the Charter of First PacTrust Bancorp, Inc.	(d)

3.3	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(e)

3.4	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Class B Non-Voting Common Stock	(f)

3.5	Articles of Amendment to Articles Supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Class B Non-Voting Common Stock	(g)

3.6	Bylaws of First PacTrust Bancorp, Inc.	(h)

4.1	Warrant to purchase up to 240,000 shares of First PacTrust Bancorp, Inc. common stock originally issued on November 1, 2010	(f)

4.2	Warrant to purchase up to 1,395,000 shares of First PacTrust Bancorp, Inc. common stock originally issued on November 1, 2010	(f)

4.3	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(o)

4.4	Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50% Senior Notes due April 15, 2020 and form of 7.50% Senior Notes due April 15, 2020	(o)

4.5A	Warrant Agreement, dated as of June 29, 2012 (the “Warrant Agreement”), by and between First PacTrust Bancorp, Inc. and Registrar and Transfer Company, as Warrant Agent	(h)

4.5B	Form of Warrant Certificate (included as Exhibit A to the Warrant Agreement filed as Exhibit 4.5A)	(h)

10.1	Severance Agreement with Hans R. Ganz	(c)

10.2	Reserved

10.3	Severance Agreement with James P. Sheehy	(c)

10.4	Severance Agreement with Regan J. Lauer (substantially identical to form of Severance Agreement with James P. Sheehy)	(c)

10.5	Form of Agreement to Modify Severance Benefits with each of Hans R. Ganz, James P. Sheehy, and Regan Lauer	(i)

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

10.6	Employment Agreement with Gregory A. Mitchell (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Mitchell pursuant to his Employment Agreement)	(f)

10.7	Employment Agreement with Richard Herrin (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Herrin pursuant to his Employment Agreement)	(j)

10.8	Employment Agreement with Matthew Bonaccorso (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Bonaccorso pursuant to his Employment Agreement)	(k)

10.9	Employment Agreement with Gaylin Anderson (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Anderson pursuant to his Employment Agreement)	(k)

10.10	Employment Agreement with Chang Liu (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Liu pursuant to his Employment Agreement)	(k)

10.11	Employment Agreement with Marito Domingo (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Domingo pursuant to his Employment Agreement)	(l)

10.12	Registrant’s 2011 Omnibus Incentive Plan	(m)

10.12A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(p)

10.12B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(p)

10.12C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(p)

10.13	Registrant’s 2003 Stock Option and Incentive Plan	(n)

10.14	Registrant’s 2003 Recognition and Retention Plan	(n)

10.15	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between First PacTrust Bancorp, Inc. and the Secretary of the United States Treasury	(e)

11.0	Statement regarding computation of per share earnings	None

15.0	Letter re unaudited interim financial information	None

18.0	Letter regarding change in accounting principles	None

19.0	Report furnished to security holders	None

22.0	Published Report regarding matters submitted to vote of security holders	None

24.0	Power of Attorney	None

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2

31.3	Rule 13(a)-14(a) Certification (Principal Accounting Officer)	31.3

32.0	Rule 13(a)-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss); (iii) Consolidated Statements of Shareholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.	101.0

*	(a) Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.
(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.
(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference
(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.
(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.
(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.
(c)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.
(d)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference
(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 5, 2012 and incorporated herein by reference.
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on December 20, 2010 and incorporated herein by reference.
(j)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference.
(k)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
(l)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 10, 2011 and incorporated herein by reference.
(m)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference
(n)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.
(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.
(p)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: August 9, 2012	/s/ Gregory A. Mitchell
Gregory A. Mitchell
President and Chief Executive Officer

Date: August 9, 2012	/s/ Marangal I. Domingo
Marangal I. Domingo
Executive Vice President/ Chief Financial Officer

Date: August 9, 2012	/s/ Regan J. Lauer
Regan J. Lauer
Senior Vice President/ Controller