Form 10-Q
period 2012-09-30
FIRST PACTRUST BANCORP INC
filed 2012-11-13
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012 the registrant had outstanding 10,684,185 shares of voting common stock and 1,100,754 shares of Class B non-voting common stock.

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

Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement for the Company’s pending acquisition of the Private Bank of California (“PBOC”); (ii) the outcome of any legal proceedings that may be instituted against the Company or PBOC; (iii) the inability to complete the PBOC transaction due to the failure to satisfy such transaction’s conditions to completion, including the receipt of regulatory approvals and the approval of the merger agreement by PBOC’s shareholders; (iv) risks that the proposed PBOC transaction, or the Company’s recently completed acquisitions of Beach Business Bank and Gateway Bancorp, may disrupt current plans and operations, the potential difficulties in customer and employee retention as a result of the transactions and the amount of the costs, fees, expenses and charges related to the transactions; (v) continuation or worsening of current recessionary conditions, as well as continued turmoil in the financial markets; (vi) the credit risks of lending activities, which may be affected by further deterioration in real estate markets and the financial condition of borrowers, may lead to increased loan and lease delinquencies, losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan and lease losses not being adequate to cover actual losses and require us to materially increase our loan and lease loss reserves; (vii) the quality and composition of our securities portfolio; (viii) changes in general economic conditions, either nationally or in our market areas; (ix) continuation of the historically low short-term interest rate environment, changes in the levels of general interest rates, and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources; (x) fluctuations in the demand for loans and leases, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area; (xi) results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan and lease losses, write-down asset values, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (xii) legislative or regulatory changes that adversely affect our business, including changes in regulatory capital or other rules; (xiii) our ability to control operating costs and expenses; (xiv) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; (xv) errors in our estimates in determining fair value of certain of our assets, which may result in significant declines in valuation; (xvi) the network and computer systems on which we depend could fail or experience a security breach; (xvii) our ability to attract and retain key members of our senior management team; (xviii) costs and effects of litigation, including settlements and judgments; (xix) increased competitive pressures among financial services companies; (xx) changes in consumer spending, borrowing and saving habits; (xxi) adverse changes in the securities markets; (xxii) earthquake, fire or other natural disasters affecting the condition of real estate collateral; (xxiii) the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions; (xxiv) inability of key third-party providers to perform their obligations to us; (xxv) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board or their application to our business or final audit adjustments, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; (xxvi) war or terrorist activities; and (xxvii) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC. You should not place undue reliance on forward-looking statements, and we undertake no obligation to update any such statements to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share and per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$8,867	$6,755
Interest-bearing deposits	104,638	37,720
Federal funds sold	8,555	—

Total cash and cash equivalents	122,060	44,475
Time deposits in financial institutions	5,621	—
Securities available for sale	122,271	101,616
Federal Home Loan Bank and other bank stock, at cost	8,842	6,972
Originated loans and leases receivable, net of allowance of $11,663 at September 30, 2012 and $12,257 at December 31, 2011	798,347	716,377
Purchased loans and leases receivable, net of allowance of $716 at September 30, 2012 and $523 at December 31, 2012	404,648	59,232
Loans held for sale	110,291	—
Servicing rights, net	2,170	—
Accrued interest receivable	5,312	3,569
Other real estate owned (OREO), net	8,704	14,692
Premises and equipment, net	15,492	10,585
Bank owned life insurance investment	18,649	18,451
Prepaid FDIC assessment	1,622	2,405
Deferred income tax	7,441	7,643
Goodwill	7,039	—
Other intangible assets, net	5,841	—
Other assets	25,382	13,024

Total assets	$1,669,732	$999,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$88,616	$20,039
Interest-bearing demand	183,516	68,578
Money market accounts	253,557	188,658
Savings accounts	162,979	39,176
Certificates of deposit	639,553	469,883

Total deposits	1,328,221	786,334
Advances from Federal Home Loan Bank	86,000	20,000
Notes payable, net	34,018	—
Reserve for loss reimbursements on sold loans	2,665	—
Accrued expenses and other liabilities	27,089	8,212

Total liabilities	1,477,993	814,546
Commitments and contingent liabilities	—	—

	September 30, 2012	December 31, 2011
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference for a total of $32,000; 50,000,000 shares authorized, 32,000 shares issued and outstanding at September 30, 2012 and December 31, 2011	31,925	31,934
Common stock, $.01 par value per share, 196,863,844 shares authorized; 11,900,952 shares issued and 10,683,327 shares outstanding at September 30, 2012; 11,756,636 shares issued and 10,581,704 shares outstanding at December 31, 2011	119	117
Class B non-voting non-convertible Common stock, $.01 par value per share, 3,136,156 shares authorized; 1,090,061 shares issued and outstanding at September 30, 2012 and 1,054,991 shares issued and outstanding at December 31, 2011	11	11
Additional paid-in capital	153,467	150,786
Retained earnings	31,477	27,623
Treasury stock, at cost (September 30, 2012-1,217,625 shares, December 31, 2011-1,174,932 shares)	(25,638)	(25,037)
Accumulated other comprehensive income/(loss), net	378	(939)

Total shareholders’ equity	191,739	184,495

Total liabilities and shareholders’ equity	$1,669,732	$999,041

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Income and Comprehensive Income/(Loss)

(In thousands of dollars except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$15,928	$7,757	$35,060	$22,936
Securities	708	1,017	2,139	3,263
Dividends and other interest-earning assets	86	49	226	155
Federal funds sold	—	—	—	—

Total interest and dividend income	16,722	8,823	37,425	26,354
Interest expense
Savings	211	95	233	283
NOW	102	18	162	50
Money market	166	62	557	189
Certificates of deposit	1,099	1,072	3,333	3,225
Federal Home Loan Bank advances	74	92	266	960
Capital leases	2	—	4	—
Notes payable	660	—	1,155	—

Total interest expense	2,314	1,339	5,710	4,707

Net interest income	14,408	7,484	31,715	21,647
Provision for loan and lease losses on originated loans	894	823	1,808	1,274
Provision for loan and lease losses on purchased loans	137	—	193	—

Net interest income after provision for loan and lease losses	13,377	6,661	29,714	20,373
Noninterest income
Customer service fees	543	396	1,282	1,107
Mortgage loan prepayment penalties	46	54	62	80
Loan servicing income	146	—	146	—
Income from bank owned life insurance	69	77	198	221
Net gain/(loss) on sales of securities available for sale	(12)	1,450	(83)	2,887
Net gain on sale of loans	59	—	204	—
Net gain on mortgage banking activities	5,546	—	5,546	—
Bargain purchase gain	12,055	—	12,055	—
Other	1,060	35	1,244	119

Total noninterest income	19,512	2,012	20,654	4,414
Noninterest expense
Salaries and employee benefits	13,613	3,251	23,657	9,488
Occupancy and equipment	2,473	730	4,793	1,926
Advertising	395	71	848	182
Professional fees	3,788	667	5,318	1,416
Stationery paper, supplies, and postage	286	105	582	336
Data processing	1,037	356	1,946	972
ATM costs	93	81	277	223
FDIC assessments	291	222	971	997
Provision for loss reimbursements on sold loans	172	—	172	—
Loan servicing and foreclosure expense	83	327	788	783
Operating loss on equity investment	76	79	229	235
OREO valuation allowance	36	1,329	205	1,887
Net (gain)/loss on sales of other real estate owned	42	105	(466)	924
Amortization of intangible assets	329	—	329	—
Other general and administrative	1,742	338	2,968	1,107

Total noninterest expense	24,456	7,661	42,617	20,476

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Income before income taxes	8,433	1,012	7,751	4,311
Income tax expense/(benefit)	(1,110)	368	(1,430)	1,425

Net income	$9,543	$644	$9,181	$2,886

Preferred stock dividends	$328	$138	$1,042	$138

Net income available to common shareholders	$9,215	$506	$8,139	$2,748
Basic earnings per common share	$0.79	$0.04	$0.70	$0.27

Diluted earnings per common share	$0.79	$0.04	$0.70	$0.27

Other comprehensive income/(loss), before tax:
Change in net unrealized gains/(losses) on securities:
Net unrealized holding gains arising during the period	817	(932)	2,155	(2,408)
Less: reclassification adjustment for (gains)/losses included in net income	12	(1,450)	83	(2,887)

Net unrealized gains/(losses), net of reclassification adjustments	829	(2,382)	2,238	(5,295)
Income tax expense/(benefit) related to items of other comprehensive income/(loss)	341	(978)	921	(2,179)

Total other comprehensive income/(loss), net of tax	488	(1,404)	1,317	(3,116)

Comprehensive income/(loss)	$10,031	$(760)	$10,498	$(230)

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Shareholder’s Equity

(In thousands of dollars, except share and per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Accumulated Other Comprehensive Income (Loss), net	Total
Balance at January 1, 2011	$—	$109	$123,170	$35,773	$(25,135)	$(507)	$2,599	$136,009
Net Loss	—	—	—	(2,728)	—	—	—	(2,728)
Other comprehensive (loss), net	—	—	—	—	—	—	(3,538)	(3,538)
Forfeiture and retirement of shares and common stock	—	—	13	—	(13)	—	—	—
Stock option compensation expense	—	—	816	—	—	—	—	816
ESOP forfeitures used to reduce ESOP contribution	—	—	7	—	—	—	—	7
Stock awards earned	—	—	412	—	—	—	—	412
Issuance of stock awards	—	—	(611)	—	107	—	—	(504)
Purchase of 5,224 shares of treasury stock	—	—	—	—	(55)	—	—	(55)
Employee stock ownership plan shares earned	—	—	98	—	—	507	—	605
Tax benefit/(loss) of restricted share awards vesting	—	—	(4)	—	—	—	—	(4)
Dividends declared ($.45 per common share)	—	—	516	(4,888)	—	—	—	(4,372)
Repurchase of warrants – TARP	—	—	(1,003)	—	—	—	—	(1,003)
Tax effect of ESOP	—	—	256	—	—	—	—	256
Tax effect of options redeemed	—	—	147	—	—	—	—	147
Reissuance of ESOP shares	—	—	(59)	—	59	—	—	—
Preferred stock dividends	—	—	—	(534)	—	—	—	(534)
Issuance of 32,000 shares of preferred stock, net of issuance costs of $66	31,934	—	—	—	—	—	—	31,934
Net proceeds from stock issuance	—	19	27,028	—	—	—	—	27,047

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Accumulated Other Comprehensive Income (Loss), net	Total
Balance at December 31, 2011	31,934	128	150,786	27,623	(25,037)	—	(939)	184,495
Net Income	—	—	—	9,181	—	—	—	9,181
Other comprehensive income, net	—	—	—	—	—	—	1,317	1,317
Forfeiture and retirement of 200 shares and common stock	—	—	3	—	(120)	—	—	(117)
Forfeited share option	—	—	(387)	—	—	—	—	(387)
Stock option compensation expense	—	—	774	—	—	—	—	774
RRP option compensation expense	—	—	161	—	—	—	—	161
Stock awards earned	—	—	644	—	—	—	—	644
Severance payment	—	—	(129)	—	—	—	—	(129)
Issuance of common stock	—	2	(2)	—	—	—	—	—
Purchase of 42,693 shares of treasury stock	—	—	—	—	(481)	—	—	(481)
Dividends declared ($0.36 per common share)	—	—	632	(4,285)	—	—	—	(3,653)
Purchase of preferred stock	(9)	—	—	—	—	—	—	(9)
Preferred stock dividends	—	—	—	(1,042)	—	—	—	(1,042)
Tax benefit/(loss) of RRP shares vesting	—	—	(17)	—	—	—	—	(17)
Warrants issued with Beach Business Bank purchase	—	—	1,009	—	—	—	—	1,009
Capital raising expenses	—	—	(7)	—	—	—	—	(7)

Balance at September 30, 2012	$31,925	$130	$153,467	$31,477	$(25,638)	$—	$378	$191,739

See accompanying notes to consolidated financial statements.

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$9,181	$2,886
Adjustments to reconcile net income to net cash from operating activities
Bargain purchase gain	(12,055)	—
Provision for loan and lease losses	2,001	1,274
Amortization of intangible assets	329	—
Provision for loss reimbursements on sold loans	172	—
Net gain on mortgage banking activities	(5,546)	—
Gain on sale of loans	(204)	—
Net amortization/(accretion) of securities	861	(364)
Net amortization of debt	76	—
Depreciation	1,035	451
Employee stock ownership plan compensation expense	—	482
Stock incentive compensation expense	805	744
Fair value adjustments of mortgage servicing rights	(290)	—
Bank owned life insurance income	(198)	(221)
Operating loss on equity investment	229	235
Net (gain)/loss on sales of securities available-for-sale	83	(2,887)
Net (gain)/loss on sales of other real estate owned	(466)	924
Deferred income tax (benefit)/expense	1,113	(2,136)
Decrease in valuation allowances on other real estate owned	(851)	(1,942)
Originations of loans held for sale	(166,250)	—
Proceeds from loans held for sale	128,804	—
Net change in:
Deferred loan costs	377	545
Premiums and discounts on purchased loans	(1,231)	—
Accrued interest receivable	(3,951)	311
Other assets	9,630	133
Accrued interest payable and other liabilities	3,979	3,735

Net cash from operating activities	(32,367)	4,170
Cash flows from investing activities
Proceeds from sales of securities available-for-sale	7,712	50,846
Proceeds from maturities, calls and principal repayments of securities available-for-sale	34,512	19,470
Purchases of securities available-for-sale	(56,088)	(84,483)
Net cash acquired through acquisitions	43,670	—
Funding of equity investment	(543)	—
Loan originations and principal collections, net	(107,421)	(44,589)
Purchase of loans	(66,528)	—
Redemption of Federal Home Loan Bank stock	702	1,013
Proceeds from sales of other real estate owned	11,672	8,281
Proceeds from sale of loans	27,713	—
Additions to premises and equipment	(4,492)	(3,492)

Net cash from investing activities	(109,091)	(52,954)

	Nine months ended September 30,
	2012	2011
Cash flows from financing activities
Repurchase of warrants, TARP	—	(1,003)
Net increase in deposits	126,625	65,301
Repayments of Federal Home Loan Bank advances	(30,053)	(55,000)
Proceeds from Federal Home Loan Bank advances	96,000	—
Net proceeds from issuance of common stock	—	26,850
Purchase of preferred stock	(7)	31,940
Net proceeds from issuance of debt	31,680	—
Purchase of stock	(490)	(4)
Tax benefit/(loss) from RRP shares vesting	(17)	(1)
Tax effect of ESOP	—	148
Tax effect of options redeemed	—	147
Dividends paid on preferred stock	(1,042)	(138)
Dividends paid on common stock	(3,653)	(3,456)

Net cash from financing activities	219,043	64,784

Net change in cash and cash equivalents	77,585	16,000
Cash and cash equivalents at beginning of period	44,475	59,100

Cash and cash equivalents at end of period	$122,060	$75,100

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$5,636	$4,745
Income taxes paid	—	950
Supplemental disclosure of noncash activities(1)
Transfer from loans to other real estate owned, net	3,750	20,808
Equipment acquired under capital leases	365	—

(1)	See Note 3 for non-cash transactions included in the merger with Beach Business Bank and acquisition of Gateway Business Bank.

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Amounts in thousands of dollars, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc. (the Company) and its wholly owned subsidiaries, Pacific Trust Bank and Beach Business Bank (collectively, the Banks, and individually the Bank, as the context may indicate) and PTB Property Holdings, LLC, as of September 30, 2012 and December 31, 2011 and for the three and nine month periods ended September 30, 2012 and September 30, 2011, except that the accounts of Beach Business Bank were not included for amounts prior to July 1, 2012. Significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by U.S. generally accepted accounting principles (GAAP) are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2011 filed by the Company with the Securities and Exchange Commission. The December 31, 2011 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, but does not include all of the disclosures required by U.S. generally accepted accounting principles.

Interim financial statements are subject to possible adjustment in connection with the annual audit of the Company’s financial statements for the year ending December 31, 2012. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Banks and PTB Property Holdings, LLC. All significant intercompany transactions and balances are eliminated in consolidation.

Nature of Operations: The principal business of the Company is the ownership of the Banks. Pacific Trust Bank is a federally chartered stock savings bank and Beach Business Bank is a California state chartered commercial bank. The Banks are members of the Federal Home Loan Bank (FHLB) system, and maintain insurance on deposit accounts with the Federal Deposit Insurance Corporation (FDIC).

The Banks are engaged in the business of retail banking, with operations conducted through nineteen banking offices serving San Diego, Los Angeles, Orange and Riverside Counties, California and twenty-three loan production offices in California, Arizona, Oregon and Washington. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is significantly dependent on the real estate market and general economic conditions in the area.

On April 5, 2012, the Company announced that the Office of the Comptroller of the Currency (the OCC) terminated the August 2009 Memorandum of Understanding between the Office of Thrift Supervision (the OTS) which was succeeded as Pacific Trust Bank’s primary regulator effective July 21, 2011 by the Office of the Comptroller of the Currency and Pacific Trust Bank, effective April 4, 2012. The Memorandum of Understanding subjected Pacific Trust Bank to additional oversight by its regulator and placed certain restrictions on its business.

The accounting and reporting polices of the Company are based upon U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Significant accounting policies followed by the Company are presented below.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan and lease losses, reserve for loss reimbursements on sold loans, servicing rights, other real estate owned, realization of deferred tax assets, goodwill, other intangible assets, mortgage banking derivatives, fair value estimate of private label residential mortgage-backed securities, and the fair value of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.

Securities: Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards Accounting Standards Codification “ASC” 320, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

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

Affordable Housing Fund: The Company has two equity investments in affordable housing funds originally totaling $9.2 million for purposes of obtaining tax credits and for Community Reinvestment Act purposes. These investments are accounted for using the equity method of accounting. Under the equity method of accounting, the Company recognizes its ownership share of the profits and losses of the fund. The Company obtains tax credits from these investments which reduce income tax expense for a period of 10 years. These investments are regularly evaluated for impairment by comparing the carrying value to the remaining tax credits expected to be received. For the nine month periods ending September 30, 2012 and 2011, the Company’s share of the funds’ operating losses was $229 thousand and $235 thousand, respectively. The balance of the investments at September 30, 2012 and December 31, 2011 was $6.3 million and $1.6 million, respectively, and is included in other assets.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within San Diego, Los Angeles, Orange and Riverside Counties, California. Therefore, the Company’s exposure to credit risk is significantly affected by economic conditions in those areas.

Allowance for Loan and Lease Losses: The allowance for loan and lease losses is maintained at a level considered adequate by management to provide for probable incurred credit losses. The allowance is increased by provisions charged against income, while loan and lease losses are charged against the allowance when management deems a loan balance to be uncollectible. Subsequent recoveries, if any, are credited to the allowance. The Company performs an analysis of the adequacy of the allowance on a monthly basis. Management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans and leases that are individually classified as impaired. A loan or lease is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. The Company evaluates all impaired loans and leases individually under the guidance of ASC 310, primarily through the evaluation of collateral values and cash flows. Loans and leases for which the terms have been modified and where the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans and leases that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan or lease and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. If a loan or lease is impaired, a portion of the allowance is allocated so that the loan or lease is reported, net, at the present value of estimated future cash flows using the loan’s or leases’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are also measured at the present value of estimated future cash flows using the loan’s or lease’s effective rate at inception or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s or lease’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan or lease, the loan or lease is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan and lease losses.

Loans that were acquired during the third quarter of 2012 from Beach Business Bank and Gateway Business Bank that were considered credit impaired were written down at acquisition date in purchase accounting to an amount estimated to be collectible and the related allowance for loan and lease losses was not carried over to the First PacTrust Bancorp, Inc.’s allowance. Any losses on such loans are charged against the nonaccretable difference established in purchase accounting and are not reported as charge-offs until such non-accretable difference is fully utilized. See further discussion below under Purchased Credit Impaired Loans.

The general component of the allowance for loan and lease losses covers loans and leases that are not impaired and is determined by portfolio segment and is based on actual loss history experienced by the Company. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans and leases; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans and leases; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; effects of changes in credit concentrations and other factors. The historical loss analysis is also combined with a comprehensive loan or lease to value analysis to analyze the associated risks in the current loan and lease portfolio. For 2011 and 2012, the Company used a three year loss look back for determining the level of its allowance for loan and lease losses. Prior to this, the Company used a one year look back. This change was made to better reflect the improving state of the loan and lease portfolio as delinquencies have declined and loan and lease losses have leveled. An updated loan or lease to value analysis is obtained from an independent firm semi-annually, most recently in May 2012. Management uses available information to recognize loan and lease losses, however, future loan and lease loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination.

The following portfolio segments have been identified: commercial and industrial, commercial real estate mortgage, multi-family, land, SBA, construction, lease financing residential real estate one-to four- family first mortgage, residential real estate one-to four- family junior lien mortgage, and other revolving credit and installment loans. The Company categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans and leases individually by classifying the loans and leases as to credit risk. This analysis includes all loans and leases delinquent over 60 days and non-homogenous loans and leases such as commercial and commercial real estate loans. Classification of problem one-to-four family-residential loans is performed on a monthly basis while analysis of non-homogenous loans is performed on a quarterly basis.

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one-to four- family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Commercial business loans are also considered to have a greater degree of credit risk than one- to four-family residential mortgage loans due to the fact commercial business loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). SBA business loans are similar to commercial business loans, but have additional credit enhancement provided by the governmental agency, U.S. Small Business Administration, for up to 75% of the loan balance. Commercial equipment leases are also similar to commercial business loans in that the leases are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial equipment leases may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). Consumer and other real estate loans may entail greater risk than do one- to four- family residential mortgage loans given that collection of these loans is dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Negatively amortizing and interest only loans are also considered to carry a higher degree of credit risk due to their unique cash flows. Credit risk on this asset class is also managed through the completion of regular re-appraisals of the underlying collateral and monitoring of the borrower’s usage of this account to determine if the borrower is making monthly payments from external sources or “draw downs” on their line. In cases where the property values have declined to levels less than the original loan-to-value, or other levels deemed prudent by the Bank, the Bank may freeze the line and/or require monthly payments or principal reductions to bring the loan in balance.

Classified Assets: Federal regulations provide for the classification of loans, leases, and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. The Bank includes in its classification of “Substandard Assets” loans and leases that are performing under terms of a TDR, but where the borrower has yet to make twelve or more payments under the TDR, and where the loan or lease remains impaired, as well as loans and leases where the borrower is current in his or her payments on the subject classified loan or lease but may be a guarantor on another loan or lease that is classified as a result of weakness in the credit or collateral (“Relationship”). TDR loans and leases that have continued to make payments for twelve months or more, but where the collateral remains impaired, retain a “Substandard” classification. As of September 30, 2012, the Bank had $5.3 million of TDR loans and leases classified as “substandard” with less than twelve months of payment performance and $6.7 million of TDR loans and leases classified as “substandard” with payment performance for more than twelve months. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. When an insured institution classifies problem assets as either substandard or doubtful, it may establish general or specific allowances for loan and lease losses in an amount deemed prudent by management and approved by the Board of Directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC, which may order the establishment of additional general or specific loss allowances.

In connection with the filing of the Bank’s periodic reports with the OCC and in accordance with our classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations.

Purchased Credit-Impaired Loans and Leases: The Company purchases loans and leases with and without evidence of credit quality deterioration since origination. Evidence of credit quality deterioration as of the purchase date may include statistics such as prior loan or lease modification history, updated borrower credit scores and updated loan or lease-to-value (LTV) ratios, some of which are not immediately available as of the purchase date. Purchased loans and leases with evidence of credit quality deterioration where the Company estimates that it will not receive all contractual payments are accounted for as purchased credit impaired loans and leases (PCI loans and leases). The excess of the cash flows expected to be collected on PCI loans and leases, measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan or lease using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference. PCI loans and leases that have similar risk characteristics, primarily credit risk, collateral type and interest rate risk, are pooled and accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

The Company estimates cash flows expected to be collected over the life of the loan or lease using management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds. If, upon subsequent evaluation, the Company determines it is probable that the present value of the expected cash flows have decreased, the PCI loan or lease is considered further impaired which will result in a charge to the provision for loan and lease losses and a corresponding increase to a valuation allowance included in the allowance for loan and lease losses. If, upon subsequent evaluation, it is probable that there is an increase in the present value of the expected cash flows, the Company will reduce any remaining valuation allowance. If there is no remaining valuation allowance, the Company will recalculate the amount of accretable yield as the excess of the revised expected cash flows over the current carrying value resulting in a reclassification from nonaccretable difference to accretable yield. The present value of the expected cash flows for PCI purchased loan pools is determined using the PCI loans’ effective interest rate, adjusted for changes in the PCI loans’ interest rate indexes. The present value of the expected cash flows for PCI loans and leases acquired through mergers with other banks includes, in addition to the above, an evaluation of the credit worthiness of the borrower. Loan and lease dispositions, which may include sales of loans and leases, receipt of payments in full from the borrower or foreclosure, result in removal of the loan or lease from the PCI loan pool. Write-downs are not recorded on the PCI loan or lease pool until actual losses exceed the remaining nonaccretable difference. To date, no write-downs have been recorded for the PCI loans and leases held by the Company, all of which were purchased by the Company during the nine months ended September 30, 2012.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the fair value as of each balance sheet date, as determined by outstanding commitments from investors or what secondary markets are currently offering for portfolios with similar characteristics. The fair value includes the servicing value of the loans as well as any accrued interest. Mortgage loans held for sale are generally sold with servicing rights released. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

SBA loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses realized on the sales of SBA loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of SBA loans are included in noninterest income.

The Bank has elected to measure its residential mortgage loans held for sale at fair value, with changes in fair value during the period reflected in operations. Origination fees and costs are recognized in earnings at the time of origination for newly originated loans held for sale.

All of the Bank’s mortgage loans held for sale are GSE or Government-eligible at September 30, 2012. These loans have reliable market price information and the fair value of these loans at September 30, 2012 was based on quoted market prices of similar assets and included the value of loan servicing.

In scenarios of market disruptions where the current secondary market prices generally relied on to value, GSE-eligible mortgage loans may not be readily available. In these circumstances, the Company may consider other factors, including: 1) quoted market prices for to-be-announced securities (for agency-eligible loans); 2) recent transaction settlements or traded but unsettled transactions for similar assets; 3) recent third party market transactions for similar assets; and 4) modeled valuations using assumptions the Bank believes would be used by market participants in estimating fair value (assumptions may include prepayment rates, interest rates, volatilities, mortgage spreads and projected loss rates).

Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as part of net gain on mortgage banking activities included in noninterest income in the accompanying consolidated statements of income and comprehensive income/(loss).

Accounting for Derivative Instruments and Hedging Activities: The Company records its derivative instruments at fair value as either assets or liabilities in the accompanying consolidated statements of financial condition. The change in derivative instruments fair value is recorded in current earnings.

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is set prior to funding (interest rate lock commitments, or IRLCs). Interest rate lock commitments on mortgage loans (loan commitments) that are intended to be sold are considered derivatives and are recorded at fair value on the consolidated statements of financial condition with the change in fair value recorded in the consolidated statements of income and comprehensive income/(loss).

The estimated fair value is based on current market prices for similar instruments.

The Bank hedges the risk of the overall change in the fair value of loan commitments to borrowers by selling forward contracts on securities of GSE. Forward contracts on securities are considered derivative instruments. The Bank has not formally designated these derivatives as a qualifying hedge relationship and accordingly, accounts for such forward contracts as freestanding derivatives with changes in fair value recorded to earnings each period.

Servicing Rights – Mortgage (Fair Value Method): A servicing asset or liability is recognized when undertaking an obligation to service a financial asset under a mortgage servicing contract in certain situations, including a transfer of the servicer’s financial assets that meet the requirements for sale accounting. Such servicing asset or liability is initially measured at fair value with the income statement effect recorded in net gain on mortgage banking activities on the consolidated statements of income and comprehensive income/(loss).

Fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are included with net gain on mortgage banking activities on the consolidated statements of income and comprehensive income/(loss). The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimates and actual prepayment speeds and default rates and losses. Currently the Company does not hedge the income statement effects of changes in fair value of the servicing assets.

Servicing fee income, which is reported on the consolidated statements of income and comprehensive income/(loss) as loan servicing income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Servicing fees totaled $146 thousand for both the three and nine months ended September 30, 2012 and $0 for the same periods in 2011. Late fees and ancillary fees related to loan servicing are not material.

For other servicing assets related to SBA servicing, the Bank records periodic amortization expense and assesses mortgage servicing rights for impairment.

Servicing Rights Related to Small Business Administration Loans: As a general course of business, the Bank originates and sells the guaranteed portion of its SBA loans. To calculate the gain/(loss) on sales of SBA loans, the Bank’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain/(loss) on the sold portion of the loan is recognized at the time of sale based on the difference between sale proceeds and the amount of the allocated investment to the sold portion of the loan.

The portion of the servicing fees that represent contractually specified servicing fees (contractual servicing) is reflected as a servicing asset and is amortized over the estimated life of the servicing; in the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized. The portion of servicing fees in excess of contractual servicing fees are reflected as interest-only (I/O) strips receivable, which is included in other assets on the accompanying consolidated statements of financial condition. The I/O strips receivable are carried at fair value, with unrealized gains and losses recorded in the consolidated statements of income and comprehensive income/(loss). Fair value adjustments were not significant at September 30, 2012.

Mortgage Loan Repurchase Obligations and Reserve for Loss Reimbursements on Sold Loans: In the ordinary course of business, as loans held for sale are sold, the Bank makes standard industry representations and warranties about the loans. The Bank may have to subsequently repurchase certain loans or reimburse certain investor losses due to defects that occurred in the origination of the loans. Such defects include documentation or underwriting errors. In addition, certain investor contracts require the Bank to repurchase loans from previous whole loan sales transactions that experience early payment defaults. If there are no such defects or early payment defaults, the Bank has no commitment to repurchase loans that it has sold. The level of reserve for loss reimbursements on sold loans is an estimate that requires considerable management judgment. The Bank’s reserve is based upon the expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased, and include first and second trust deed loans. At the point the loans are repurchased, the associated reserves are transferred to the allowance for loan and lease losses. At the point when loss reimbursements are made directly to the investor, the reserve for loss reimbursements on sold loans is charged for the losses incurred. At September 30, 2012 the reserve for loss reimbursements on sold loans was $2.7 million.

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are periodically evaluated for impairment at the reporting unit level. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.

In accordance with ASU 2011-08 Intangibles – Goodwill and Other (Topic 350), an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. In other words, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. Such indicators may include, among others: a significant change in legal factors or in the general business climate; significant change in the Company’s stock price and market capitalization; unanticipated competition; and an action or assessment by a regulator. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. The entity has the option to bypass the qualitative assessment step for any reporting unit in any period and proceed directly to the first step of the exiting two-step process. The entity can resume performing the qualitative assessment in any subsequent period.

The first step of the goodwill impairment test is performed, when considered necessary, by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second step would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill an impairment charge would be recorded for the difference. No goodwill impairment charges were required for the three or nine months ended September 30, 2012. For the three and nine-months ended September 30, 2012, the Company’s qualitative assessment concluded that a two-step impairment test of goodwill was not necessary. Even though there was no goodwill impairment at September 30, 2012, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s consolidated financial statements. Goodwill is the only intangible asset with an indefinite life on our consolidated statements of financial condition.

Other intangible assets consist of core deposit intangibles and trade name intangibles arising from whole bank and their subsidiaries acquisitions, and are amortized on an accelerated method over thier estimated useful lives of 2-7 years and 1-20 years, respectively.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company had a $7.0 million and $1.3 million valuation allowance for its net deferred tax asset at September 30, 2012 and December 31, 2011, respectively. See further discussion in Note 17, Income Taxes, of the Notes to Consolidated Financial Statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2008 and for all state income taxes before 2007.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at September 30, 2012 and December 31, 2011.

Comprehensive Income/(Loss): Comprehensive income/(loss) consists of net income/(loss) and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale, net of tax, which is recognized as a separate component of shareholders’ equity.

Operating Segments: While the chief decision makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial services operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior period net income or shareholders’ equity.

Adoption of New Accounting Standards: In June 2011, the Financial Accounting Standards Board (FASB) issued an accounting standards update to increase the prominence of items included in other comprehensive income and facilitate the convergence of U.S. and International accounting principles. The update prohibits continued exclusive presentation of other comprehensive income in the statement of shareholders’ equity. The update requires that all non-owner changes in shareholders’ equity be presented in either a single continuous statement of income and comprehensive income or in two separate but continuous statements. The amendments in the update became effective for interim and annual periods beginning on or after December 15, 2011. The adoption of the amendments changed the presentation of the components of comprehensive income for the Company from being presented as part of the consolidated statements of shareholder’s equity to being included in a single continuous statement with the consolidated statements of income and comprehensive income/(loss).

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The standard was effective for interim and annual periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s consolidated operating results or financial condition, but the additional disclosures are included in Note 6.

In September 2011, the FASB issued an accounting standards update to the requirements of the annual testing of goodwill for impairment. The amendments in the update allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of the amendments did not impact the Company’s consolidated financial statements or disclosures.

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

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its consolidated financial statements.

Newly Issued But Not Yet Effective Accounting Standards: In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This update increases the disclosure requirements surrounding derivative instruments that are offset within the balance sheet pursuant to the provisions of current GAAP. The objective of the update is to provide greater comparability between issuers reporting under U.S. GAAP versus IFRS and provide users the ability to evaluate the effect of netting arrangements on a company’s financial statements. The provisions of the update are effective for annual and interim periods beginning on or after January 1, 2013 and are not expected to add to the Company’s current level of disclosures.

NOTE 3 – BUSINESS COMBINATIONS

Beach Business Bank Merger

Effective July 1, 2012, the Company merged with Beach Business Bank (Beach) pursuant to the terms of the Agreement and Plan of Merger (the Merger Agreement) dated August 30, 2011, as amended October 31, 2011. At the effective time of the Merger, a newly formed and wholly owned subsidiary of the Company (Merger Sub) merged with and into Beach, with Beach continuing as the surviving entity in the Merger and a wholly owned subsidiary of the Company. Pursuant and subject to the terms of the Merger Agreement, each outstanding share of common stock, no par value, of Beach (other than specified shares owned by the Company, Merger Sub or Beach, and other than in the case of shares in respect of, or underlying, certain Beach options and other equity awards, which will be treated as set forth in the Merger Agreement) was converted into the right to receive $9.21415 in cash and one Warrant. Each Warrant entitles the holder to purchase 0.33 of a share of Company Common Stock at an exercise price of $14.00 per share of Company Common Stock for a period of one year. The aggregate cash consideration paid to Beach shareholders in the Merger was approximately $39.1 million. In addition, Beach shareholders received in aggregate the equivalent of 1,401,959 warrants of the Company’s common stock with an estimated fair value of $1.0 million.

Beach operates branches in Manhattan Beach, Long Beach, and Costa Mesa, California. Beach also has a division named The Doctors Bank®, which serves physicians and dentists nationwide. Additionally, Beach provides loans to small businesses based on SBA lending programs. Beach’s consolidated assets and equity (unaudited) as of June 30, 2012 totaled $311.9 million and $33.3 million, respectively, and its consolidated net income (unaudited) totaled $2.0 million for the year ended December 31, 2011 and $0.6 million for the six month period ended June 30, 2012 (unaudited). The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the September 30, 2012 financial statements as such. The fair value estimates included in these financial statements are based on preliminary valuations. The Company does not expect material variances from these estimates and expects that final valuation estimates will be completed during the fourth quarter of 2012.

In accordance with GAAP guidance for business combinations, the Company has expensed approximately $1.7 million of direct acquisition costs and recorded $7.0 million of goodwill and $4.5 million of other intangible assets. The other intangible assets are primarily related to core deposits and are being amortized on an accelerated basis over 2-7 years. For tax purposes purchase accounting adjustments, including goodwill are all non-taxable and/or non-deductible. The following table summarizes the fair value of the total consideration transferred as a part of the Beach merger as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

July 1, 2012
Consideration:
Payment to Beach shareholders	$39,145
Value of stock warrants paid to Beach shareholders	1,009

Fair Value of Total Consideration Transferred	40,154

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and due from banks	5,867
Federal funds sold and other short-term investments	55,478

July 1, 2012
Interest-bearing time deposits in financial institutions	4,674
Securities available for sale	5,661
Loans	229,722
Stock in FHLB and other bank stock, at cost	1,554
Premises and equipment	709
Other real estate owned	114
Core deposit intangibles	4,470
Trade name intangible	25
Accrued interest receivable and other assets	3,719
Deposits	(271,320)
Other borrowings	(2,315)
Accrued interest and other liabilities	(5,243)

Total Identifiable Net Assets	33,115

Goodwill	$7,039

This acquisition was consistent with the Company’s strategy to build a regional presence in Southern California. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

Loans that were acquired from Beach Business Bank that were considered credit impaired were written down at the acquisition date in purchase accounting to an amount estimated to be collectible. In addition, the allowance for loan losses for all Beach loans was not carried over to First PacTrust Bancorp, Inc.’s allowance for loan and lease losses.

Gateway Bancorp Acquisition

Effective August 18, 2012, the Company acquired Gateway Bancorp, the holding company of Gateway Business Bank (Gateway) pursuant to the terms of the Stock Purchase Agreement (the Purchase Agreement) dated June 3, 2011, as amended on November 28, 2011, February 24, 2012, June 30, 2012, and July 31, 2012. The acquisition was accomplished by the merger of Gateway into PacTrust Bank. Under the terms of the Purchase Agreement, the Company purchased all of the issued and outstanding shares of Gateway Bancorp for $15.5 million in cash.

Gateway operated branches in Lakewood and Laguna Hills, California. As part of the acquisition, Mission Hills Mortgage Bankers (a division of Gateway), including its 22 loan production offices in California, Arizona, Oregon and Washington, became a division of PacTrust Bank. Gateway’s consolidated assets and equity (unaudited) as of August 17, 2012 totaled $175.2 million and $25.8 million, respectively, and its consolidated net loss (unaudited) totaled $8.3 million for the year ended December 31, 2011 and consolidated net income (unaudited) of $4.2 million for the year to date period ended August 17, 2012. The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the September 30, 2012 financial statements as such. The fair value estimates included in these financial statements are based on preliminary valuations. The Company is aware of a potential receivable from the Internal Revenue Service, but the amount cannot be estimated at this time. With the exception of this item, the Company does not expect material variances from these estimates and expects that final valuation estimates will be completed during the fourth quarter of 2012.

In accordance with GAAP guidance for business combinations, the Company has expensed approximately $1.5 million of direct acquisition costs and recorded $12.1 million of bargain purchase gain and $1.7 million of other intangible assets. The other intangible assets are related to $720 thousand of core deposits, which are being amortized on an accelerated basis over 4—6 years, and $955 thousand of trade name intangible which is being amortized on an accelerated basis over 20 years. For tax purposes the purchase accounting adjustments and bargain purchase gain are non-taxable and/or non-deductible. Due to circumstances that Gateway Bancorp’s subsidiary faced at the time the acquisition was negotiated, which include regulatory orders and operating losses, the terms negotiated included a purchase price that was $5 million lower that the Gateway’s equity book value. The discount was further increased to $6.5 million in exchange for the elimination of any contingent liability to the shareholder of Gateway Bancorp related to mortgage repurchase risk. Due to delays in obtaining regulatory approval, the deal closed 9 months later than originally expected. This passage of time allowed Gateway to eliminate all regulatory orders, return to profitability and improve asset quality, increasing the book value of equity and reducing the expected discount on assets. As a result, the bargain purchase gain at the time of purchase grew to $12.1 million. The following table summarizes the fair value of the total consideration transferred as a part of the Gateway acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

August 18, 2012
Consideration:
Cash paid to Gateway shareholders	$15,500

Fair Value of Total Consideration Transferred	15,500

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and due from banks	2,070
Federal funds sold and other short-term investments	35,090
Securities available for sale	76
Loans	128,468
Stock in FHLB of Indianapolis and other restricted stock, at cost	1,018
Premises and equipment	741
Trade name intangible	955
Core deposit intangible	720
Mortgage servicing rights	1,636
Derivative asset	2,877
Accrued interest receivable and other assets	3,918
Deposits	(142,964)
Accrued interest payable and other liabilities	(7,050)

Total Identifiable Net Assets	27,555

Bargain Purchase Gain	$(12,055)

This acquisition was consistent with the Company’s strategy to build a regional presence in Southern California. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

Loans that were acquired from Gateway Business Bank that were considered credit impaired were written down at the acquisition date in purchase accounting to an amount estimated to be collectible and the related allowance for loan losses was not carried over to First PacTrust Bancorp, Inc.’s allowance for loan and lease losses.

Pro Forma Information

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2011 after giving effect to certain adjustments. The unaudited pro forma information for the three and nine months ended September 30, 2012 and 2011, includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Pro Forma Three Months Ended September 30, 2012	Pro Forma Three Months Ended September 30, 2011
SUMMARIZED INCOME STATEMENT DATA:
Net interest income	$15,302	$12,245
Provision for loan and lease losses expense	1,091	1,478
Non-interest income	16,305	11,032
Non-interest expense	31,202	20,555

Income (loss) before income taxes	(686)	1,244
Income tax expense	593	465

Net income (loss)	$(1,279)	$779

	Pro Forma Nine Months Ended September 30, 2012	Pro Forma Nine Months Ended September 30, 2011
SUMMARIZED INCOME STATEMENT DATA:
Net interest income	$42,515	$35,879
Provision for loan and lease losses expense	2,911	2,615

	Pro Forma Nine Months Ended September 30, 2012	Pro Forma Nine Months Ended September 30, 2011
Non-interest income	38,532	27,585
Non-interest expense	77,515	58,474

Income before income taxes	621	2,375
Income tax expense	1,109	612

Net income (loss)	$(488)	$1,763

The above unaudited pro forma financial information related to 2011 and 2012 includes acquisition/integration costs. The included acquisition integration costs totaled $0.6 million and $1.1 million for the three and nine months ended September 30, 2011, and $2.1 million and $3.1 million for the three and nine months ended September 30, 2012, respectively, on a pre-tax basis. Excluded from the above pro forma financials for the three and nine months ended September 30, 2012 is a revenue of $12.1 million related to the bargain purchase gain for the Gateway acquisition. The above unaudited pro forma financial information includes the provision for loan and lease losses recognized by Beach and Gateway prior to acquisition of $0.7 million and $1.3 million for the three and nine months ended September 30, 2011 and $0 and $0.9 million for the three and nine months ended September 30, 2012, respectively.

NOTE 4 – EMPLOYEE STOCK COMPENSATION

Stock Appreciation Rights Plan

A Stock Appreciation Rights Plan (“SARs”) provides for the issuance of shares to directors, and officers. Compensation expense is recognized over the vesting period of the rights based on the fair value as calculated using Black Scholes as of September 30, 2012, and adjusted each quarter. The SARs are to be settled in cash. One third of the SARs vested on the grant date and one third will vest on the first and second anniversaries of the grant date such that the SARs will be fully vested on the second anniversary of the grant date. During the three and nine months ended September 30, 2012, 500,000 shares were issued to an executive officer with a base price of $12.12 per share and a term of ten years. The Company did not issue any SARs prior to the third quarter of 2012. The weighted-average grant date fair value was $3.75 per share, or $1.9 million and an adjusted fair value as of September 30, 2012 of $3.67 per share or $1.8 million and was awarded on August 12, 2012. Compensation expense recognized for the SARs was $675.0 thousand for the three and nine months ended September 30, 2012. At September 30, 2012, there was $1.2 million of total unrecognized compensation cost related to the nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2 years. The grant date and September 30, 2012 fair value of the SARs was determined using the following assumptions.

	Grant Date
	August 21, 2012	September 30, 2012
SARs granted	500,000	500,000
Estimated fair value per share of SARs granted	$3.90	$3.67
Risk-free interest rate	1.80%	1.80%
Expected term	10 years	10 years
Expected stock price volatility	42.71%	38.30%
Dividend yield	3.15%	3.51%

Separation and Settlement Agreement

The Company entered into a separation and settlement agreement with the Chief Executive Officer in which the Company agreed to severance pay in the amount of $832.0 thousand payable in 24 equal monthly installments of $34.7 thousand commencing on the first business day coincident with or next following the 60th day following the resignation date and on each one-month anniversary of the date of first payment until paid in full. In addition, the Company agreed to pay consideration for the cancellation of all of the Executive’s equity awards for a lump sum cash payment of $503.8 thousand. Under this agreement the Company recognized severance pay compensation expense totaling $1.2 million during the three and nine months ended September 30, 2012, and $129,000 was previously recognized as stock option plan expense.

NOTE 5 – EARNINGS PER COMMON SHARE

Basic earnings per common share were computed by dividing net income available to common shareholders after subtracting preferred stock dividends by the weighted average number of common shares outstanding. Diluted earnings per common share were computed by dividing net income available to common shareholders by the weighted average number of shares outstanding, adjusted for the dilutive effect, if any, of the outstanding stock options, restricted stock awards and warrants to purchase common stock. Computations for basic and diluted earnings per common share are provided below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic
Net income	$9,543	$644	$9,181	$2,886
Less: Dividends and accretion on preferred stock	328	138	1,042	138

Net income available to common shareholders	$9,215	$506	$8,139	$2,748

Weighted average common shares outstanding	11,702,974	11,542,752	11,677,532	10,326,009

Basic earnings per common share	$0.79	$0.04	$0.70	$0.27

Diluted
Net income available to common shareholders	$9,215	$506	$8,139	$2,748

Weighted average common shares outstanding for basic earnings per common share	11,702,974	11,542,752	11,677,532	10,326,009
Add: Dilutive effects of stock options	—	—	—	228
Add: Dilutive effects of stock awards	397	1,390	356	3,034
Add: Dilutive effects of warrants	—	—	—	—

Average shares and dilutive potential common shares	11,703,371	11,544,142	11,677,888	10,329,271

Diluted earnings per common share	$0.79	$0.04	$0.70	$0.27

Stock options totaling 528,569 shares, 1,635,000 warrants, 152,740 stock awards, and 1,401,959 warrants were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2012 because they were anti-dilutive. Options totaling 453,569 shares and 11,652 stock awards were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2011, respectively, because they were anti-dilutive. They were anti-dilutive since the exercise prices were greater than the average market price of the common stock.

NOTE 6 – FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Securities Available for Sale. The fair values of securities available for sale are generally determined by quoted market prices, if available (Level 1), or by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of the Company’s Level 3 securities are determined by the Company and an independent third-party provider using a discounted cash flow methodology. The methodology uses discount rates that are based upon observed market yields for similar securities. Prepayment speeds are estimated based upon the prepayment history of each bond and a detailed analysis of the underlying collateral. Gross weighted average coupon, geographic concentrations, loan to value, FICO and seasoning are among the different loan attributes that are factored into our prepayment curve. Default rates and severity are estimated based upon geography of the collateral, delinquency, modifications, loan to value ratios, FICO scores, and past performance.

Impaired Loans and Leases. The fair value of impaired loans and leases with specific allocations of the allowance for loan and lease losses based on collateral values is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. For the three and nine months ended September 30, 2012, the Company charged off $226 thousand and $2.5 million, respectively, which primarily consisted of specific valuation allowance allocations related to changes in reporting requirements for OCC regulated thrifts which no longer permit the use of these specific valuation allowances for collateral dependent loans. For the three and nine months ended September 30, 2011, the Company experienced $439 thousand in specific allowance allocation expense and a specific allowance recovery of $2.0 million for these loans, respectively.

Loans Held for Sale. The fair value of loans held for sale is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics. Therefore, loans held for sale subjected to recurring fair value adjustments are classified as Level 2.

Derivative Assets and Liabilities. The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as freestanding derivatives. The derivative assets are IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivative liabilities are hedging instruments (typically TBA securities) used to hedge the risk of fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities as Level 2.

Servicing Rights – Other. The fair value of servicing rights related to non mortgage loans serviced for others is determined by an internal model developed by management that calculates the present value of the expected net servicing income from the portfolio. Because of the significance of unobservable inputs, these servicing rights are classified as Level 3.

Servicing Rights – Mortgage. The Bank retains servicing on some of its mortgage loans sold and elected the fair value option for valuation of these mortgage servicing rights. The value is based on a model that calculates the present value of the expected net servicing income from the portfolio. Because of the significance of unobservable inputs, these servicing rights are classified as Level 3.

I/O Strips Receivable. The fair value is determined by discounting future cash flows using discount rates and prepayment assumptions that market participants would use for similar financial instruments. Because of the significance of unobservable inputs, the I/O strips receivable are classified as Level 3.

Other Real Estate Owned Assets. Other real estate owned assets (OREO) are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. For the three and nine months ended September 30, 2012, the Company experienced $36 thousand and $205 thousand in valuation allowance expense for those assets, respectively. For the three and nine months ended September 30, 2011, the Company experienced $1.3 million and $1.9 million in valuation allowance expense for those assets, respectively.

Assets and Liabilities Measured on a Recurring and Non Recurring Basis

Available for sale securities, loans held for sale, derivative assets and liabilities, servicing rights – other, servicing rights – mortgage, and I/O strips receivable are measured at fair value on a recurring basis, whereas impaired loans and other real estate owned are measured at fair value on a non-recurring basis.

		Fair Value Measurements at September 30, 2012 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
Available-for-sale securities:
US government-sponsored agency securities (recurring)	$2,718	$—	$2,718	$—
State and Municipal securities (recurring)	9,954	—	9,954	—
Private label residential mortgage-backed securities (recurring)	50,280	—	—	50,280
Agency residential mortgage-backed securities (recurring)	59,319	—	—	59,319
Loans held for sale (recurring)	110,291	—	110,291	—
Derivative assets (recurring)	3,370	—	3,370	—
Servicing rights – other (recurring)	561	—	—	561
Servicing rights – mortgage (recurring)	1,609	—	—	1,609
I/O strips receivable (recurring)	29	—	—	29
Other real estate owned assets (non recurring)
Real estate 1-4 family first mortgage	345	—	—	345
Multi-family	2,480	—	—	2,480
Land	2,427	—	—	2,427
Liabilities
Derivative liabilities (recurring)	3,051	—	3,051	—

The table below presents a reconciliation of the investment securities available-for-sale measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2012. Servicing rights – other, servicing rights – mortgage, and I/O strips receivable are also measured at fair value on a recurring basis using significant unobservable inputs (Level 3), and are reconciled in Note 11 – Servicing Rights.

	Three months ended September 30, 2012	Nine months ended September 30, 2012
	Private label residential mortgage-backed securities	Private label residential mortgage-backed securities
Balance of recurring Level 3 assets at beginning of period	$57,318	$76,203
Total gains or (losses) (realized/unrealized):
Included in earnings—realized	(12)	(83)
Included in earnings—unrealized	—	—
Included in other comprehensive income	514	(9)
Amortization of premium/discount	(33)	(160)
Purchases	—	—
Sales, issuances and settlements	(7,507)	(25,671)
Net transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets at September 30, 2012	$50,280	$50,280

	Three months ended September 30, 2012	Nine months ended September 30, 2012
	Agency residential mortgage-backed securities	Agency residential mortgage-backed securities
Balance of recurring Level 3 assets at beginning of period	$52,824	$15,659
Total gains or (losses) (realized/unrealized):
Included in earnings—realized	—	—
Included in earnings—unrealized	—	—
Included in other comprehensive income	161	2,057
Amortization of premium/discount	(396)	(707)
Purchases	13,832	54,863
Sales, issuances and settlements	(7,102)	(12,553)
Net transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets at September 30, 2012	$59,319	$59,319

There were no significant transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2012.

Other real estate owned which is measured at fair value less costs to sell having a valuation allowance, had a net carrying amount of $5.3 million, which is made up of the outstanding balance of $8.5 million, net of a valuation allowance of $3.2 million at September 30, 2012.

	Carrying Value	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
Available-for-sale securities:
U.S. government-sponsored entities and agency securities (recurring)	$4,038	$—	$4,038	$—
Municipal securities (recurring)	5,713	—	5,713	—
Private label residential mortgage-backed securities (recurring)	76,203	—	—	76,203

	Carrying Value	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Agency residential mortgage-backed securities (recurring)	15,662	—	3	15,659
Impaired loans: (non recurring)
Real estate 1-4 family first mortgage	6,893	—	—	6,893
Multi-family	1,638	—	—	1,638
Land	1,164	—	—	1,164
Other real estate owned assets: (non recurring)
Real estate 1-4 family first mortgage	8,224	—	—	8,224
Multi-family	2,480	—	—	2,480
Land	3,988	—	—	3,988

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine month periods ended September 30, 2011:

	Three months ended September 30, 2011	Nine months ended September 30, 2011
	Investment Securities Available-for-sale	Investment Securities Available-for-sale
Balance of recurring Level 3 assets at beginning of period	$57,042	$54,246
Total gains or losses (realized/unrealized):
Included in earnings—realized	1,278	2,699
Included in earnings—unrealized	—	—
Included in other comprehensive income (loss)	(3,081)	(6,073)
Purchases	37,830	69,033
Sales, issuances and settlements	(31,471)	(58,307)
Net transfers in and/or out of Level 3	—	—

Balance of recurring Level 3 assets at September 30, 2011	$61,598	$61,598

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

The following table presents quantitative information about level 3 fair value measurements at September 30, 2012:

	Fair value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Private label residential mortgage backed securities (recurring)	$50,280	Discounted cash flow	Voluntary prepayment rate Collateral default rate Loss severity at default	0.83 to 22.77 (10.93) 0.03 to 23.57 (5.05) 9.97 to 103.74 (52.14)
Agency residential mortgage based securities (recurring)	59,319	Discounted cash flow	Voluntary prepayment rate	0.0% to 50.16% (21.24%)
Servicing rights-other (recurring)	561	Discounted cash flow	Discount rate Estimated life	7.25 to 15.0% 36 to 72 months
Servicing rights-mortgage (recurring)	1,609	Discounted cash flow	Discount rate Prepayment rate	10.5% 14.8%
Servicing rights-I/O strips receivable (recurring)	29	Discounted cash flow	Discount rate Prepayment rate	10.5% 13.7%
Other real estate owned assets – 1-4 family first mortgage (non-recurring)	345	Sales comparison approach	Adjustment for differences between the comparable sales	0% to 0% (0%)
Other real estate owned assets – Multi-family (non-recurring)	2,480	Sales comparison approach	Adjustment for differences between the comparable sales	51.2% to 50.6% (18.42%)
Other real estate owned assets – Land (non-recurring)	2,427	Sales comparison approach	Adjustment for differences between the comparable sales	-37.7% to -7.50% (18.42%)

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

The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights include the discount and estimated cash flows. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.

The carrying amounts and estimated fair values of financial instruments, at September 30, 2012 and December 31, 2011 were as follows:

		Fair Value Measurements at September 30, 2012 Using
	Carrying Value	Level One	Level Two	Level Three	Total
Financial assets
Cash and cash equivalents	$122,060	$122,060	$—	$—	$122,060
Time deposits in financial institutions	5,621	5,621	—	—	5,621
Securities available-for-sale	122,271	—	12,672	109,599	122,271
FHLB stock	8,842	N/A	N/A	N/A	N/A
Loans receivable, net, including loans held for sale	1,202,995	—	—	1,214,636	1,214,636
Loans held for sale	110,291	—	110,291	—	110,291
Accrued interest receivable	5,312	11	78	5,223	5,312
Derivative assets	3,370	—	3,370	—	3,370
I/O strips receivable	29	—	—	29	29
Financial liabilities
Deposits	1,328,221	688,668	635,803	—	1,324,471
Advances from FHLB	86,000	—	86,146	—	86,146
Notes payable	34,018	35,923	—	—	35,923
Derivative liabilities	2,767	—	2,767	—	2,767
Accrued interest payable	770	525	245	—	770

		Fair Value Measurements at December 31, 2011 Using
	Carrying Value	Level One	Level Two	Level Three	Total
Financial assets
Cash and cash equivalents	$44,475	$44,475	$—	$—	$44,475
Securities available-for-sale	101,616	—	9,754	91,862	101,616
FHLB stock	6,972	N/A	N/A	N/A	N/A
Loans receivable, net	775,609	—	—	777,053	777,053
Accrued interest receivable	3,569	3	8	3,558	3,569
Financial liabilities
Deposits	786,334	316,451	472,509	—	788,960
Advances from FHLB	20,000	—	20,095	—	20,095
Accrued interest payable	217	1	216	—	217

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that re-price frequently and fully. The methods for determining the fair values for securities available for sale, derivative assets and liabilities, and I/O strips were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of long-term debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material (or is based on the current fees or costs that would be charged to enter into or terminate such arrangements) and is not presented.

NOTE 7 – SECURITIES AVAILABLE FOR SALE

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2012 and December 31, 2011, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2012
Available-for-sale
U.S. government-sponsored entities and agency securities	$2,712	$6	$—	$2,718
State and Municipal securities	9,660	294	—	9,954
Private label residential mortgage-backed securities	50,296	274	(290)	50,280
Agency residential mortgage-backed securities	58,960	472	(113)	59,319

Total securities available for sale	$121,628	$1,046	$(403)	$122,271

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2011
Available-for-sale
U.S. government-sponsored entities and agency securities	$4,000	$38	$—	$4,038
Municipal securities	5,641	88	(16)	5,713
Private label residential mortgage-backed securities	78,029	27	(1,853)	76,203
Agency residential mortgage-backed securities	15,541	121	—	15,662

Total securities available for sale	$103,211	$274	$(1,869)	$101,616

The amortized cost and fair value of the available-for-sale securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Amortized Cost	Fair Value
Maturity
Available-for-sale
Within one year	$712	$713
One to five years	4,524	4,577
Five to ten years	887	947
Greater than ten years	6,249	6,435
Private label residential mortgage backed and agency residential mortgage-backed securities	109,256	109,599

Total	$121,628	$122,271

At September 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at September 30, 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Private label residential mortgage-backed securities	$7,439	$(40)	$18,051	$(250)	$25,490	$(290)
Agency residential mortgage-backed securities	15,222	(113)	—	—	15,222	(113)

Total available-for-sale	$22,661	$(153)	$18,051	$(250)	$40,712	$(403)

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

As of September 30, 2012, the Company’s securities available for sale portfolio consisted of eighty-one securities, twenty-seven of which were in an unrealized loss position. The unrealized losses are related to the Company’s private label and agency residential mortgage-backed securities as discussed below.

The Company’s private label residential mortgage-backed securities that are in an unrealized loss position had a fair value of $25.5 million with unrealized losses of $290 thousand at September 30, 2012. The Company’s agency residential mortgage-backed securities that are in an unrealized loss position had a fair value of $15.2 million with unrealized losses of $113 thousand at September 30, 2012. The Company’s residential mortgage-backed securities were rated AA or above at purchase and are not within the scope of ASC 325. The Company monitors to insure it has adequate credit support and as of September 30, 2012, the Company believes there is no other than temporary impairment (OTTI) and it does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. Of the Company’s $122.3 million securities portfolio at September 30, 2012, $112.9 million were rated AAA, AA or A, and $6.5 million were rated BBB based on the most recent credit rating as of September 30, 2012. One municipal security totaling $2.9 million was not rated at September 30, 2012. The Company considers the lowest credit rating for identification of OTTI. During the first quarter of 2012, the Company sold one downgraded security for a net loss of $39 thousand and during the second quarter of 2012, the Company sold two downgraded securities for a net loss of $32 thousand. During the third quarter of 2012, the Company sold one downgraded security for a net loss of $12 thousand.

During the three and nine months ended September 30, 2012 and 2011, the Company determined that no securities were other-than-temporarily impaired.

NOTE 8 – LOANS AND LEASES

Loans and leases receivable consist of the following:

	Originated Loans Receivable Outstanding (1)
	September 30, 2012	December 31, 2011
Commercial:
Commercial and industrial	$17,926	$9,019
Real estate mortgage	198,932	124,013
Multi-family	23,481	27,596
Land	909	2,375
SBA	3,341	—
Construction	—	—
Lease financing	—	—
Consumer:
Real estate 1-4 family first mortgage	548,650	546,760
Real estate 1-4 family junior lien mortgage	8,250	9,219
Other revolving credit and installment	7,789	8,604

Total	809,278	727,586
Net deferred loan costs	732	1,048
Allowance for loan and lease losses	(11,663)	(12,257)

Loans and leases receivable, net	$798,347	$716,377

	Purchased Loans and Leases Receivable Outstanding (1)		Purchased Credit-Impaired Loan and Lease Portfolio
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Commercial:
Commercial and industrial	$56,521	$—	$7,290	$—
Real estate mortgage	80,613	—	22,829	—
Multi-family	81,876	59,694	852	—
Land	27	—	327	—
SBA	40,573	—	6,817	—
Construction	4,712	—	—	—
Lease financing	5,031	—	—	—
Consumer:
Real estate 1-4 family first mortgage	25,784	—	66,354	—
Real estate 1-4 family junior lien mortgage	5,609	—	59	—
Other revolving credit and installment	90	—	—	—

Total	300,836	59,694	104,528	—

	Purchased Loans and Leases Receivable Outstanding (1)		Purchased Credit-Impaired Loan and Lease Portfolio
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Net deferred loan costs	—	61	—	—
Allowance for loan and lease losses	(716)	(523)	—	—

Loans and leases receivable, net	$300,120	$59,232	$104,528	$—

(1)	Does not include purchased credit-impaired loans and leases.

At September 30, 2012, the Company had a total of $376.1 million in interest only mortgage loans and $20.5 million in loans with potential for negative amortization. At December 31, 2011, the Company had a total of $382.0 million in interest only mortgage loans and $23.4 million in loans with potential for negative amortization. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization, however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

Activity in the allowance for loan and lease losses is summarized as follows for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$11,448	$8,431	$12,780	$14,637
Loans charged off	(226)	(382)	(2,547)	(7,117)
Recoveries of loans previously charged off	126	121	145	199
Provision for loan losses	1,031	823	2,001	1,274

Balance at September 30	$12,379	$8,993	$12,379	$8,993

The following tables present the activity in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment, and is based on the impairment method for the three and nine months ended September 30, 2012 and 2011. Recorded investment in loans and leases excludes accrued interest receivable of $4.7 million at September 30, 2012, and accrued interest receivable and net deferred loan costs totaled $3.3 million and $1.1 million, respectively at December 31, 2011, as they are not considered to be material.

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- family	Land	SBA	Construction	Lease Financing	Real Estate 1-4 family first mortgage	Real Estate 1-4 family junior lien mortgage	Other Revolving Credit and Installment	TOTAL
Allowance for loan and lease losses:
Balance as of June 30, 2012	$128	$3,302	$1,292	$11	$—	$—	$—	$6,528	$64	$123	$11,448
Charge-offs	—	—	—	—	—	—	—	(226)	—	—	(226)
Recoveries	—	—	—	—	—	—	—	126	—	—	126
Provision	185	363	181	97	82	—	67	4	55	(3)	1,031

Balance as of September 30, 2012	$313	$3,665	$1,473	$108	$82	$—	$67	$6,432	$119	$120	$12,379

Balance as of December 31, 2011	$128	$1,998	$1,541	$236	$—	$—	$—	$8,635	$110	$132	$12,780
Charge-offs	—	—	—	(236)	—	—	—	(2,304)	—	(7)	(2,547)
Recoveries	—	—	—	—	—	—	—	143	—	2	145
Provision	185	1,667	(68)	108	82	—	67	(42)	9	(7)	2,001

Balance as of September 30, 2012	$313	$3,665	$1,473	$108	$82	$—	$67	$6,432	$119	$120	$12,379

Balance as of June 30, 2011	$68	$655	$692	$278	$—	$—	$—	$6,161	$360	$217	$8,431
Charge-offs	—	—	68	(57)	—	—	—	(275)	(108)	(10)	(382)
Recoveries	—	—	—	1	—	—	—	116	—	4	121
Provision	—	558	(218)	(210)	—	—	—	784	17	(108)	823

Balance as of September 30, 2011	$68	$1,213	$542	$12	$—	$—	$—	$6,786	$269	$103	$8,993

Balance as of December 31, 2010	$50	$332	$2,389	$1,067	$—	$—	$—	$10,191	$258	$350	$14,637
Charge-offs	—	—	(2,068)	(1,900)	—	—	—	(3,021)	(108)	(20)	(7,117)
Recoveries	—	—	—	24	—	—	—	165	—	10	199
Provision	18	881	221	821	—	—	—	(549)	119	(237)	1,274

Balance as of September 30, 2011	$68	$1,213	$542	$12	$—	$—	$—	$6,786	$269	$103	$8,993

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- family	Land	SBA	Construction	Lease Financing	Real Estate 1-4 family first mortgage	Real Estate 1-4 family junior lien mortgage	Other Revolving Credit and Installment	TOTAL
Balance as of September 30, 2012
Originated individually evaluated for impairment	$—	$380	$613	$98	$—	$—	$—	$458	$—	$—	$1,549
Originated collectively evaluated for impairment	313	3,285	211	10	82	—	—	5,974	119	120	10,114
Purchased individually evaluated for impairment	—	—	—	—	—	—	—	—	—	—	—
Purchased collectively evaluated for impairment	—	—	649	—	—	—	67	—	—	—	716
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—	—

Total ending allowance balance	$313	$3,665	$1,473	$108	$82	$—	$67	$6,432	$119	$120	$12,379

Loans:
Originated individually evaluated for impairment	$—	$3,038	$5,455	$334	$—	$—	$—	$13,960	$—	$3	$22,790
Originated collectively evaluated for impairment	17,855	195,137	17,971	573	3,343	—	—	536,300	8,255	7,786	787,220
Purchased individually evaluated for impairment	—	—	—	—	—	—	—	—	—	—	—
Purchased collectively evaluated for impairment	56,521	80,613	81,876	27	40,573	4,712	5,031	25,784	5,609	90	300,836
Acquired with deteriorated credit quality	7,290	22,829	852	327	6,817	—	—	66,354	59	—	104,528

Total ending loans balance	$81,666	$301,617	$106,154	$1,261	$50,733	$4,712	$5,031	$642,398	$13,923	$7,879	$1,215,374

Balance as of December 31, 2011:
Originated individually evaluated for impairment	$—	$—	$663	$236	$—	$—	$—	$2,815	$—	$—	$3,714
Originated collectively evaluated for impairment	128	1,998	355	—	—	—	—	5,820	110	132	8,543

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- family	Land	SBA	Construction	Lease Financing	Real Estate 1-4 family first mortgage	Real Estate 1-4 family junior lien mortgage	Other Revolving Credit and Installment	TOTAL
Purchased individually evaluated for impairment	—	—	—	—	—	—	—	—	—	—	—
Purchased collectively evaluated for impairment	—	—	523	—	—	—	—	—	—	—	523
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—	—

Total ending allowance balance	$128	$1,998	$1,541	$236	$—	$—	$—	$8,635	$110	$132	$12,780

Loans:
Originated individually evaluated for impairment	$—	$—	$5,001	$1,887	—	—	—	$20,650	$—	$—	$27,538
Originated collectively evaluated for impairment	9,019	124,013	22,595	488	—	—	—	526,110	9,219	8,604	700,048
Purchased individually evaluated for impairment	—	—	—	—	—	—	—	—	—	—	—
Purchased collectively evaluated for impairment	—	—	59,694	—	—	—	—	—	—	—	59,694
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—	—

Total ending loans balance	$9,019	$124,013	$87,290	$2,375	$—	$—	$—	$546,760	$9,219	$8,604	$787,280

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of September 30, 2012. The recorded investment included represents customer balances net of any partial charge-offs recognized on the loans and leases, net of any deferred fees and costs. Recorded investment excludes accrued interest receivable, as it is not considered to be material.

Originated loans:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD	Cash Basis Interest Recognized YTD
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Real estate mortgage	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Land	—	—	—	—	—	—
SBA	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:			—
Real estate 1-4 family first mortgage	5,435	5,068	—	5,167	184	181
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	3	3	—	4	—	—
With an allowance recorded:
Commercial:
Commercial and industrial	—	—	—	—	—	—
Real estate mortgage	3,040	3,038	380	3,048	84	84
Multi-family	5,456	5,455	613	5,471	240	221
Land	334	334	98	333	14	14
SBA	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	8,920	8,892	458	8,892	286	69
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	—	—	—	—	—	—

Total	$23,188	$22,790	$1,549	$22,915	$808	$569

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Average of individually impaired loans during the period	$23,091	$36,176	$22,915	$40,925
Interest income recognized during impairment	265	244	808	662
Cash-basis interest income recognized	192	38	569	250

Purchased credit impaired loans:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD	Cash Basis Interest Recognized YTD
With no related allowance recorded:
Commercial:
Commercial and industrial	$2,268	$1,909	$—	$1,909	$47	$—
Real estate mortgage	1,944	1,447	—	1,447	14	—
Multi-family	—	—	—	—	—	—
Land	—	—	—	—	—	—
SBA	1,182	963	—	963	135	135
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:			—
Real estate 1-4 family first mortgage	—	—	—	—	—	—
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	—	—	—	—	—	—
With an allowance recorded:
Commercial:
Commercial and industrial	—	—	—	—	—	—
Real estate mortgage	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Land	—	—	—	—	—	—
SBA	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Lease financing
Consumer:
Real estate 1-4 family first mortgage	—	—	—	—	—	—
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	—	—	—	—	—	—

Total	$5,394	$4,319	$—	$4,319	$196	$135

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Average of individually impaired loans during the period	$4,319	$—	$4,319	$—
Interest income recognized during impairment	196	—	196	—
Cash-basis interest income recognized	135	—	135	—

Purchased credit impaired loans evaluated as a pool are not included in the tables above.

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of December 31, 2011. The recorded investment included represents customer balances net of any partial charge-offs recognized on the loans and leases, net of any deferred fees and costs and accrued interest.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD	Cash Basis Interest Recognized YTD
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Real estate mortgage	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Land	487	488	—	493	28	28
Consumer:
Real estate 1-4 family first mortgage	6,849	6,915	—	6,872	92	39
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	—	2	—	74	19	—
With an allowance recorded:
Commercial:
Commercial and industrial	—	—	—	—	—	—
Real estate mortgage	—	—	—	—	—	—
Multi-family	5,001	5,013	663	5,030	134	43
Land	1,400	1,686	236	1,608	—	—
Consumer:
Real estate 1-4 family first mortgage	13,801	13,964	2,815	13,831	402	218
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	—	—	—	—	—	—

Total	$27,538	$28,068	$3,714	$27,908	$675	$328

Nonaccrual loans and leases and loans and leases past due 90 days still on accrual were as follows as of the dates indicated:

	September 30, 2012	December 31, 2011
Loans and leases past due over 90 days still on accrual	$—	$—
Nonaccrual loans and leases	$16,181	$19,254

Nonaccrual loans and leases consisted of the following as of the dates indicated:

	September 30, 2012	December 31, 2011
Commercial:
Commercial and industrial	$—	$—
Real estate mortgage	3,038	—
Multi-family	5,455	3,090
Land	334	1,887
SBA	—	—
Construction	—	—
Lease financing	—	—
Consumer:
Real estate 1-4 family first mortgage	7,316	14,272
Real estate 1-4 family junior lien mortgage	36	—
Other revolving credit and installment	2	5

Total	$16,181	$19,254

Nonaccrual loans and leases at September 30, 2012 and December 31, 2011 of $14.7 million and $16.3 million were net of specific allowance allocations of $1.5 million and $2.9 million, respectively. All nonaccrual loans and leases are originated. There are no purchased non-PCI loans or leases on nonaccrual.

The following table presents the aging of the recorded investment in originated past due loans and leases as of September 30, 2012 by class of loans, excluding accrued interest:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Gross Financing Receivables	Considered Current That Have been Modified in Previous Year
September 30, 2012
Commercial:
Commercial and industrial	$11	$—	$—	$11	$17,844	$17,855	$2,370
Real estate mortgage	—	—	—	—	198,175	198,175	197
Multi-family	—	—	—	—	23,426	23,426	—
Land	—	—	—	—	907	907	—
SBA	—	—	—	—	3,343	3,343	—
Construction	—	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	10,315	1,117	1,443	12,875	537,385	550,260	—
Real estate 1-4 family junior lien mortgage	—	—	36	36	8,219	8,255	—
Other revolving credit and installment	18	3	—	21	7,768	7,789	—

Total	$10,344	$1,120	$1,479	$12,943	$797,067	$810,010	$2,567

The following table presents the aging of the recorded investment in purchased past due loans and leases (excluding purchased impaired loans and leases) as of September 30, 2012 by class of loans, excluding accrued interest:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Gross Financing Receivables	Considered Current That Have been Modified in Previous Year
September 30, 2012
Commercial:
Commercial and industrial	$—	$—	$—	$—	$56,521	$56,521	$—
Real estate mortgage	2,306	—	—	2,306	78,307	80,613	—
Multi-family	270	—	—	270	81,606	81,876	—
Land	—	—	—	—	27	27	—
SBA	1,126	—	—	1,126	39,447	40,573	—
Construction	—	—	—	—	4,712	4,712	—
Lease financing	—	—	—	—	5,031	5,031	—
Consumer:
Real estate 1-4 family first mortgage	—	273	—	273	25,511	25,784	—
Real estate 1-4 family junior lien mortgage	—	—	—	—	5,609	5,609	—
Other revolving credit and installment	—	—	—	—	90	90	—

Total	$3,702	$273	$—	$3,975	$296,861	$300,836	$—

The following table presents the aging of the principal balances in originated past due loans and leases as of December 31, 2011 by class of loans, excluding accrued interest:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Financing Receivables	Considered Current That Have been Modified in Previous Year
December 31, 2011
Commercial:
Commercial and industrial	$—	$—	$—	$—	$9,019	$9,019	$—
Real estate mortgage	291	—	—	291	123,722	124,013	—
Multi-family	—	—	—	—	27,596	27,596	—
Land	—	—	1,400	1,400	975	2,375	487
Consumer:
Real estate 1-4 family first mortgage	8,133	2,536	6,385	17,054	529,706	546,760	3,760
Real estate 1-4 family junior lien mortgage	—	—	—	—	9,219	9,219	—
Other revolving credit and installment	4	—	5	9	8,595	8,604	—

Total	$8,428	$2,536	$7,790	$18,754	$708,832	$727,586	$4,247

The following table presents the aging of the principal balances in purchased past due loans and leases as of December 31, 2011 by class of loans, excluding accrued interest:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Financing Receivables	Considered Current That Have been Modified in Previous Year
December 31, 2011
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—
Real estate mortgage	—	—	—	—	—	—	—
Multi-family	—	—	—	—	59,694	59,694	—
Land	—	—	—	—	—	—	—
Consumer:					—	—	—
Real estate 1-4 family first mortgage	—	—	—	—	—	—	—
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—	—
Other revolving credit and installment	—	—	—	—	—	—	—

Total	$—	$—	$—	$—	$59,694	$59,694	$—

Troubled Debt Restructurings:

The Company has allocated $783 thousand and $2.1 million of specific allowance allocations to customers whose loan or lease terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011. The Company did not have any commitments to lend to customers with outstanding loans or leases that are classified as troubled debt restructurings as of September 30, 2012 and December 31, 2011.

During the three and nine months ended September 30, 2012, the terms of two loans were modified as troubled debt restructurings. The modification of the terms of such loan included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The Company did not make any loan or lease modifications other than the two troubled debt restructurings discussed above during the three and nine months ended September 30, 2012. There were no such loans or leases with defaults during the three or nine months ended September 30, 2012.

The following table presents loans and leases by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial:
Commercial and industrial	—	$—	$—	—	$—	$—
Real estate mortgage	1	487	487	1	487	487
Multi-family	—	—	—	—	—	—
Land	—	—	—	—	—	—
SBA	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	—	—	—	—	—	—
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—
Other revolving credit and installment	—	—	—	—	—	—

Total	1	$487	$487	1	$487	$487

A loan or lease is considered to be in payment default once it is 30 days contractually past due under the modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Troubled debt restructured loans and leases consist of the following (in thousands):

Originated loans and leases:

	At September 30, 2012	At December 31, 2011
Commercial:
Commercial and industrial	$—	$—
Real estate mortgage	290	—
Multi-family	3,090	3,090
Land	334	487
SBA	—	—
Construction	—	—
Lease financing	—	—

	At September 30, 2012	At December 31, 2011
Consumer:
Real estate 1-4 family first mortgage	12,079	14,613
Real estate 1-4 family junior lien mortgage	—	—
Other revolving credit and installment	2	2

Total	$15,795	$18,192

Purchased loans and leases:

	Purchased Loans		Purchased Credit Impaired Loans
	At September 30, 2012	At December 31, 2011	At September 30, 2012	At December 31, 2011
Commercial:
Commercial and industrial	$—	$—	$1,239	$—
Real estate mortgage	—	—	1,264	—
Multi-family	—	—	—	—
Land	—	—	110	—
SBA	—	—	194	—
Construction	—	—	—	—
Lease financing	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	—	—	—	—
Real estate 1-4 family junior lien mortgage	—	—	—	—
Other revolving credit and installment	—	—	—	—

Total	$—	$—	$2,807	$—

Troubled debt restructured loans and leases at September 30, 2012 and December 31, 2011 totaling $17.8 million and $16.1 million were net of specific allowance allocations of $783 thousand and $2.1 million, respectively.

Credit Quality Indicators:

The Company categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company performs an historical loss analysis that is combined with a comprehensive loan or lease to value analysis to analyze the associated risks in the current loan and lease portfolio. The Company analyzes loans and leases individually by classifying the loans and leases as to credit risk. This analysis includes all loans and leases delinquent over 60 days and non-homogenous loans and leases such as commercial and commercial real estate loans. Classification of problem single family residential loans is performed on a monthly basis while analysis of non-homogenous loans and leases is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention. Loans and leases classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease or of the Company’s credit position at some future date.

Substandard. Loans and leases classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans and leases so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans and leases classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans and leases not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. Consumer loans are evaluated based on payment history.

The following table displays the Company’s risk categories for originated loans as of September 30, 2012.

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated	TOTAL
Commercial:
Commercial and industrial	$17,844	$—	$11	$—	$—	$—	$17,855
Real estate mortgage	194,237	—	3,938	—	—	—	198,175
Multi-family	17,971	—	5,455	—	—	—	23,426
Land	573	—	334	—	—	—	907
SBA	3,343	—	—	—	—	—	3,343
Construction	—	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	529,974	8,488	11,798	—	—	—	550,260
Real estate 1-4 family junior lien mortgage	7,878	165	212	—	—	—	8,255
Other revolving credit and installment	7,721	65	3	—	—	—	7,789

Total	$779,541	$8,718	$21,751	$—	$—	$—	$810,010

The following table displays the Company’s risk categories for purchased loans and leases (excluding purchased impaired loans and leases) as of September 30, 2012.

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated	TOTAL
Commercial:
Commercial and industrial	$56,521	$—	$—	$—	$—	$—	$56,521
Real estate mortgage	80,611	2	—	—	—	—	80,613
Multi-family	81,876	—	—	—	—	—	81,876
Land	27	—	—	—	—	—	27
SBA	40,477	77	19	—	—	—	40,573
Construction	4,712	—	—	—	—	—	4,712
Lease financing	—	—	—	—	—	5,031	5,031
Consumer:
Real estate 1-4 family first mortgage	25,491	293	—	—	—	—	25,784
Real estate 1-4 family junior lien mortgage	5,609	—	—	—	—	—	5,609
Other revolving credit and installment	90	—	—	—	—	—	90

Total	$295,414	$372	$19	$—	$—	$5,031	$300,836

The loans and leases not rated totaled $5.0 million at September 30, 2012 and represented loans or leases that were purchased during the three months ended September 30, 2012.

The following tables display the Company’s non-performing and performing substandard loan and lease portfolio (using recorded investment).

	Originated Loans September 30, 2012
	# of Loans	Balance
Substandard Loans and Leases:
Non-Performing	5	$1,524

Performing:
TDR	8	9,185
Rated substandard due to borrower relationship to distressed loans or leases	6	5,691
Rated substandard due to other credit factors	14	5,351

Total Performing:	28	$20,227

Total Substandard Loans and Leases	33	$21,751

	Purchased Loans
	September 30, 2012
	# of Loans	Balance
Substandard Loans and Leases:
Non-Performing	—	$—

Performing:
TDR	—	—
Rated substandard due to borrower relationship to distressed loans or leases	—	—
Rated substandard due to other credit factors	2	19

Total Performing:	2	$19

Total Substandard Loans and Leases	2	$19

The following table displays the Company’s risk categories for originated loans and leases as of December 31, 2011.

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated	TOTAL
Commercial:
Commercial and industrial	$9,019	$—	$—	$—	$—	$—	$9,019
Real estate mortgage	108,841	11,463	3,709	—	—	—	124,013
Multi-family	22,098	497	5,001	—	—	—	27,596
Land	488	—	1,887	—	—	—	2,375
Consumer:
Real estate 1-4 family first mortgage	498,794	26,381	21,585	—	—	—	546,760
Real estate 1-4 family junior lien mortgage	8,177	698	344	—	—	—	9,219
Other revolving credit and installment	8,385	215	4	—	—	—	8,604

Total	$655,802	$39,254	$32,530	$—	$—	$—	$727,586

The following table displays the Company’s risk categories for purchased loans and leases as of December 31, 2011.

	Pass	Special Mention	Substandard	Doubtful	Loss	Not Rated	TOTAL
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$—	$—
Real estate mortgage	—	—	—	—	—	—	—
Multi-family	59,694	—	—	—	—	—	59,694
Land	—	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	—	—	—	—	—	—	—
Real estate 1-4 family junior lien mortgage	—	—	—	—	—	—	—
Other revolving credit and installment	—	—	—	—	—	—	—

Total	$59,694	$—	$—	$—	$—	$—	$59,694

The following table displays the Company’s non-performing and performing substandard loan and lease portfolio (using unpaid principal balance) as of December 31, 2011.

	December 31, 2011
	# of Loans	Balance
Substandard Loans and Leases:
Non-Performing	16	$7,788

Performing:
TDR	22	13,271
Rated substandard due to borrower relationship to distressed loans or leases	13	7,811
Rated substandard due to other credit factors	7	3,660

Total Performing:	42	$24,742

Total Substandard Loans and Leases	58	$32,530

Purchased Credit Impaired Loans and Leases:

During the three and nine months ended September 30, 2012, the Company purchased loans and leases for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans and leases at September 30, 2012 is as follows. There were no such loans or leases in 2011.

September 30, 2012
Commercial:
Commercial and industrial	$7,290
Real estate mortgage	22,829
Multi-family	852
Land	327
SBA	6,817
Construction	—
Consumer:
Consumer - Real estate 1-4 family first mortgage	66,354
Consumer - Real estate 1-4 family junior lien mortgage	59
Other revolving credit and installment	—

Outstanding balance	$104,528

Carrying amount, net of allowance of $0	$104,528

The loans or leases identified as purchased with credit impairments were approximately $163.4 million as of the acquisition date. A credit discount of approximately $32.7 million was recorded and an additional $31.2 million of yield discount was also recorded. The yield discount is being recognized on a method that approximates a level yield over the expected life of the loan or lease. The Company does not accrete the credit discount into income until such time as the loan or lease is paid off. The only exception would be on a case-by-case basis when a material event that significantly improves the quality of the loans or leases and reduces the risk to the Bank such that management believes it would be prudent to start recognizing some of the credit discount in interest income.

Accretable yield, or income expected to be collected, is as follows:

Accretable Yield
Balance at June 30, 2012	$6,608
New loans or leases purchased	28,852
Accretion of income	(318)
Reclassifications from nonaccretable difference	—
Disposals	—

Balance at September 30, 2012	$35,142

Accretable Yield
Balance at January 1, 2012	$—
New loans or leases purchased	35,892
Accretion of income	(750)
Reclassifications from nonaccretable difference	—
Disposals	—

Balance at September 30, 2012	$35,142

Loans and leases purchased during the three and nine months ended September 30, 2012 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Commercial:
Commercial and industrial	$4,807	$4,807
Real estate mortgage	26,007	26,007
Multi-family	1,222	1,222
Land	237	237
SBA	15,767	15,767
Construction	—	—
Consumer:
Consumer - Real estate 1-4 family first mortgage	76,396	115,399
Consumer - Real estate 1-4 family junior lien mortgage	—	—
Other revolving credit and installment	—	—

	$124,436	$163,439

Cash flows expected to be collected at acquisition	$98,131	$128,030
Fair value of acquired loans at acquisition	$79,565	$102,395

For those purchased loans and leases disclosed above, no allowance for loan or lease losses was recorded during the three or nine months ended September 30, 2012. No allowances for loan or lease losses were reversed during the three or nine months ended September 30, 2012.

Loans and leases that were acquired from Beach Business Bank and Gateway Business Bank as part of the mergers that were considered credit impaired were written down at acquisition date in purchase accounting to an amount estimated to be collectible and the related allowance for loan and lease losses was not carried over to First PacTrust Bancorp, Inc.’s allowance.

Income is not recognized on certain purchased loans and leases if the Company cannot reasonably estimate cash flows expected to be collected. The Company held no such loans or leases during the three or nine months ended September 30, 2012.

NOTE 9 – RISK MANAGEMENT AND DERIVATIVE INSTRUMENTS

The Company originates residential real estate mortgage loans and generates revenues from the origination and sale of these loans. Although management closely monitors market conditions, such activities are sensitive to fluctuations in prevailing interest rates and real estate markets. During the last 12 months, approximately 70% of all properties securing loans held for sale are located in California. A change in the underlying economic conditions of the California residential real estate market could have an adverse impact on the Company’s operations.

The Bank uses derivative instruments and other risk management techniques to reduce its exposure to adverse fluctuations in interest rates in accordance with its risk management policy as determined by its Board of Directors. The Bank utilizes forward contracts and investor commitments to economically hedge mortgage banking products and may from time to time use interest rate swaps as hedges against certain liabilities.

In connection with mortgage banking activities, if interest rates increase, the value of the Bank’s loan commitments to borrowers and fixed rate mortgage loans held-for-sale are adversely impacted. The Bank attempts to economically hedge the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by selling forward contracts on securities of GSEs and by entering into IRLCs with investors in loans underwritten according to investor guidelines.

Forward contracts on securities of GSEs and loan commitments to borrowers are non- designated derivative instruments and the gains and losses resulting from these derivative instruments are included in net gain on mortgage banking activities in the accompanying consolidated statements of income and comprehensive income/(loss). At September 30, 2012, the resulting derivative asset of approximately $3.4 million and liability of approximately $3.1 million, are included in other assets and accrued expenses and other liabilities on the accompanying consolidated statements of financial condition related to loan commitments and forward contracts. At September 30, 2012, the Bank had outstanding forward commitments totaling $213.2 million. At September 30 2012, the Bank was committed to fund loans for borrowers of approximately $119.2 million.

The net losses relating to free-standing derivative instruments used for risk management were $1.9 million for the three and nine months ended September 30, 2012. Prior to the third quarter of 2012, the Company held no derivatives.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated statements of financial condition as of September 30, 2012:

	Notional Amount	Fair Value
Included in assets:
Loans held for sale	$105,410	$4,881
Interest rate lock commitments	111,598	3,322
Mandatory forward commitments	19,617	48

Total included in assets	$236,625	$8,251

Included in other liabilities:
Interest rate lock commitments	$7,616	$99
Mandatory forward commitments	143,633	2,668
Other liabilities (best efforts commitments)	49,976	284

Total included in other liabilities	$201,225	$3,051

NOTE 10 – OTHER REAL ESTATE OWNED

Activity in other real estate owned was as follows for the nine months ended September 30, 2012 and 2011:

	2012	2011
Beginning of period	$14,692	$6,562
Additions	3,750	20,808
Sales and net direct write-downs	(10,589)	(8,760)
Net change in valuation allowance	851	1,941

Balance at end of period	$8,704	$20,551

Activity in the other real estate owned valuation allowance was as follows for the nine months ended September 30, 2012 and 2011:

	2012	2011
Beginning of period	$4,081	$3,379
Additions charged to expense	205	1,887
Net direct write-downs or removal upon sale	(1,056)	(3,828)

Balance at end of period	$3,230	$1,438

Expenses related to foreclosed assets included in loan servicing and foreclosure expenses on the consolidated statements of income and comprehensive income/(loss) were as follows for the nine months ended September 30, 2012 and 2011:

	2012	2011
Net (gain)/loss on sales of other real estate owned	$(466)	$924
Operating expenses, net of rental income	650	783

	$184	$1,707

Loans provided for sales of other real estate owned, included in other assets on the consolidated statements of financial condition, and deferred gain on real estate sold on contract, included in accrued expenses and other liabilities on the consolidated statements of financial condition were as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Loans provided for sales of other real estate owned on contract	$917	$1,145

Deferred gain on other real estate owned sold on contract	$10	$50

NOTE 11 – SERVICING RIGHTS

The Company retains mortgage servicing rights (MSRs) from certain of its sales of residential mortgage loans. MSRs on residential mortgage loans are reported at fair value. Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs. Prior to the acquisitions of Gateway and Beach, the Company did not have any MSRs. The Bank retains servicing rights in connection with its SBA loan operations. Income earned from servicing rights for the three and nine months ended September 30, 2012 was $146 thousand. This amount is reported in loan servicing income in the consolidated statements of income and comprehensive income/(loss). At September 30, 2012, servicing rights are comprised of the following:

September 30, 2012
Mortgage servicing rights	$1,609
SBA servicing rights	561

$2,170

Mortgage loans serviced for others are not reported as assets. These loans are subserviced by a 3rd party. The principal balances of these loans at September 30, 2012 were as follows:

September 30, 2012
Mortgage loans portfolios serviced for:
FHLMC	$—
FNMA	202,000
GNMA	—

$202,000

Custodial escrow balances maintained in connection with serviced loans were $1.6 million at September 30, 2012.

Mortgage Servicing Rights

Following is a summary of the key characteristics, inputs and economic assumptions used to estimate the fair value of the Company’s MSRs as of September 30, 2012:

September 30, 2012
Fair value of retained MSRs	$1,609
Decay (prepayment/default)	18.64%
Discount rate	10.50%
Weighted-average life (in years)	14.81

Three Months Ended September 30, 2012
Mortgage Servicing Rights:
Balance at acquisition on August 18, 2012	$1,534
Additions	244
Disposals	—
Changes in fair value resulting from valuation inputs or assumptions	(107)
Other – loans paid off	(62)

Balance at September 30, 2012	$1,609

Mortgage Loan Repurchase Obligations

Following is a summary of activity in the reserve for loss reimbursements on sold loans for the three and nine months ended September 30, 2012:

Three and Nine Months Ended September 30, 2012
Balance at acquisition on August 18, 2012	$2,493
Provision for loss reimbursements on sold loans	172
Payments made for loss reimbursements on sold loans	—

Balance at September 30, 2012	$2,665

SBA Servicing Rights

The Company used a discount rate range of 7.25% to 15% to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speed are reviewed quarterly and adjusted as appropriate.

Three Months Ended September 30, 2012
SBA Servicing Rights:
Balance at acquisition on July 1, 2012 and August 18, 2012	$658
Additions	30
Amortization, including prepayments	(127)

Balance at September 30, 2012	$561

Interest-Only Strip:
Balance at acquisition on August 18, 2012	$30
Additions	—
Amortization, including prepayments	(1)

Balance at September 30, 2012	$29

There was no valuation allowance as of September 30, 2012 for SBA servicing rights or the I/O strips.

NOTE 12 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows as of the dates indicated:

	Contract Amount
	September 30, 2012		December 31, 2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$49,061	$3,114	$1,000	$579
Unused lines of credit	10,072	101,320	6,249	36,472
Standby letters of credit	10	1,420	10	10

Commitments to make loans are generally made for periods of 30 days or less.

Financial instruments that potentially subject the Bank to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, and loans. At September 30, 2012 and December 31, 2011, the Bank had interest-bearing deposit accounts with balances totaling approximately $118.8 million and $37.7 million, respectively, in other financial institutions.

As of September 30, 2012, the Company had total commitments to sell loans of $111.6 million. Total commitments were outstanding for the loans held for sale portfolio and IRLCs were $93.6 million and $17.8 million, respectively. For the loans held for sale commitments, $61.1 million and $32.6 million were mandatory commitments and best efforts commitments, respectively. Generally speaking, best efforts commitments do not have a financial penalty for non-delivery. The IRLCs consisted of $0.4 million of mandatory commitments and $17.4 million of best efforts commitments.

NOTE 13 – PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011
Land and improvements	$1,638	$1,638
Buildings	8,392	8,363
Furniture, fixtures, and equipment	8,354	4,753
Leasehold improvements	3,639	1,714
Construction in process	948	618

Total	22,971	17,086
Less accumulated depreciation and amortization	(7,479)	(6,501)

Premises and equipment, net	$15,492	$10,585

Depreciation expense was $1.0 million and $451 thousand for the nine months ended September 30, 2012 and 2011, respectively.

Operating Leases: The Company leases certain branch properties under operating leases. Total rent expense for the three and nine months ended September 30, 2012 amounted to $980 thousand and $1.9 million, respectively. Total rent expense for the three and nine months ended September 30, 2011 amounted to $135 thousand and $345 thousand, respectively.

Capital Leases: The Company leases certain equipment under capital leases. The lease arrangements require monthly payments through 2017.

The Company has included these leases in capital lease assets as follows:

	September 30, 2012	December 31, 2011
Furniture, fixtures, and equipment	$365	$—

	September 30, 2012	December 31, 2011
Less accumulated depreciation and amortization	(24)	—

Capital lease assets, net	$341	$—

Depreciation expense was $13 thousand and $24 thousand for the three and nine months ended September 30, 2012.

NOTE 14 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company recorded goodwill and intangible assets during the third quarter of 2012 as a result of the Beach merger and Gateway acquisition discussed above in Note 3—Business Combinations. At September 30, 2012, the Company had recorded goodwill of $7.0 million.

Acquired intangible assets were as follows at September 30, 2012:

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Trade name	$980	$11
Core deposit intangibles	5,190	318

Total	$6,170	$329

Aggregate amortization expense was $329 thousand for the three months ended September 30, 2012.

NOTE 15 – FEDERAL HOME LOAN BANK ADVANCES

At September 30, 2012, all of the Company’s advances from the FHLB are fixed and had interest rates ranging from 0.28% to 0.82% with a weighted average rate of 0.42%. At December 31, 2011, all of the Company’s advances from the FHLB are fixed and had interest rates ranging from 1.66% to 1.85% with a weighted average rate of 1.79%. The contractual maturities by year of the Bank’s advances are as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
2012	61,000	20,000
2013	—	—
2014	10,000	—
2015	15,000	—

Total advances	$86,000	$20,000

Each advance is payable at its maturity date. Two advances totaling $61 million matured in October 2012. Advances paid early are subject to a prepayment penalty. At September 30, 2012 and December 31, 2011, the Company’s investment of capital stock of the FHLB of San Francisco was $8.4 million and $7.0 million, respectively. Based on this collateral and eligible mortgage loan collateral, the Company was eligible to borrow an additional $176.8 million at September 30 2012. In addition, the Company has an available line of credit totaling $121.8 million with the Federal Reserve Bank at September 30, 2012.

NOTE 16 – LONG TERM DEBT

On April 23, 2012, the Company completed the issuance and sale of $33.0 million aggregate principal amount of its 7.50% Senior Notes due April 15, 2020 (the “Notes”) at a price to the public of $25.00 per Note (the “Notes Offering”). Net proceeds after discounts were approximately $31.7 million. The Notes Offering was completed pursuant to the Prospectus, filed as a part of the Company’s Registration Statement on Form S-3 with the SEC, dated November 23, 2010, as supplemented by a prospectus supplement in preliminary form dated April 10, 2012 and in final form dated April 18, 2012 and two free writing prospectuses dated April 10, 2012 and April 18, 2012. In connection with the Notes Offering, the Company entered into a Purchase Agreement, dated April 18, 2012, with Sandler O’Neill & Partners, L.P., as representative of the several underwriters named therein (the “Purchase Agreement”). The Notes were sold to the underwriters at a price of $24.00 per Note. The Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the “Base Indenture”), as supplemented by the First Supplemental Indenture, dated as of April 23, 2012 (the “Supplemental Indenture,” and together with the Base Indenture, the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”).

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

NOTE 17 – INCOME TAXES

The Company recorded income tax expense / (benefit) of ($1.1 million) and $368 thousand for the three months ended September 30, 2012 and 2011, respectively and ($1.4 million) and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively. The effective tax rates equaled (13.2%) and 36.4% for the three months ended September 30, 2012 and 2011, respectively and (18.4)% and 33.1% for the nine months ended September 30, 2012 and 2011, respectively.

The components of the net deferred tax asset were as follows:

	September 30, 2012	December 31, 2011
Deferred tax assets:
Allowance for loan losses	$5,094	$5,260
Section 475 mark to market adjustment	276	—
Stock option plan	471	364
Deferred California tax	1	1
Investment in partnership	155	135
Depreciation	—	14
AMT and general business credit carry forward	1,397	1,038
OREO write-downs	1,336	1,679
RRP plan	416	56
Stock appreciation rights	278	—
Nonaccrual loans	438	469
Federal net operating loss	1,811	—
California net operating loss	2,209	945
Net unrealized loss on available for sale securities	—	656
Accrued compensation	886	109
Accrued expenses	748	—
Reserve for loss reimbursements on sold loans	1,097	—
Purchase accounting adjustments	785	—
Other	882	203

	18,280	10,929
Deferred tax liabilities:
Deferred loan costs	(696)	(457)
FHLB stock dividends	(529)	(567)
Net unrealized gain on securities available for sale	(265)	—
Section 475 mark to market adjustment	—	(683)
Servicing rights	(603)	—
Loans held-for-sale	(1,050)	—
Depreciation	(93)	—
Other	(565)	(250)

	(3,801)	(1,957)
Valuation allowance	(7,038)	(1,329)

Net deferred tax asset	$7,441	$7,643

The activity in the deferred tax asset valuation allowance was as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Balance at beginning of period	$1,329	$—
Purchase accounting adjustment for Beach and Gateway	4,859	—
Change in valuation allowance	850	—

Balance at end of period	$7,038	$—

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. Each quarter, the Company reviews its analysis of whether a valuation allowance should be recorded against its net deferred tax assets. Accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire net deferred tax asset will not be realized. The determination of whether a net deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified. Although realization is not assured, the Company believes that the realization of all but approximately 49% of the recognized net deferred tax asset (DTA) at September 30, 2012 is more likely than not based upon available tax planning strategies and our current estimates of expectations as to future taxable income. At September 30, 2012, the Company had a net deferred tax asset of $7.4 million, net of a $7.0 million valuation allowance. At December 31, 2011, the Company had a net deferred tax asset of $7.6 million, net of a $1.3 million valuation allowance.

As a result of net losses incurred year to date in 2012, excluding the $12.1 million nontaxable bargain purchase gain, and in 2011 and 2009, the Company is in a three-year cumulative pretax loss position at September 30, 2012. This three-year cumulative loss position is considered significant negative evidence in assessing the need to establish a valuation allowance for the net DTA. The Company has concluded that there is sufficient positive evidence to overcome a portion of this negative evidence. While significant positive evidence is present, management believes that given the weight of the evidence from the three-year cumulative loss it is appropriate to establish a $7.0 million DTA valuation allowance as of September 30, 2012. The positive evidence includes the fact that the cumulative pre-tax loss was a result of the Company’s discontinued builder lending business. The Company believes that the losses incurred in 2009 and 2011 were primarily due to its construction lending and land loan program which is no longer a part of the Company’s business strategy since 2008. The majority of loan losses during 2007 through 2011 were specifically tied to six construction and land loans. Of these, two are no longer on the books and the other four have been foreclosed on and are actively listed OREO properties. The remaining balance of construction lending and land loans totals approximately $6 million as of September 30, 2012 and none are considered to be nonperforming.

Management believes that these facts provide evidence indicating that further losses from this previous lending program are not likely to approach the historical loss levels; for 2012, with the recent loan growth in 2011, the Company has built its net interest margin to an earnings rate that achieves the 2012 budget, and the Company forecasts sufficient taxable income in the next three years (2013 – 2015) to utilize at least 51% of the net DTA balance as of September 30, 2011. The 2013 to 2015 forecast assumes similar trends in asset quality improvement as experienced by the Company in 2011 and 2012 and by the banking industry at large. The banking industry has seen increased profitability in 2011 and 2012 due to lower provisions for loan losses due to reductions in nonperforming loans. The large amount of excess capital the Company maintains as of September 30, 2012 allows it to take advantage of future loan funding opportunities while many other banks find themselves constrained by asset concentration and regulatory capital limits. The Company expects future earnings to improve significantly when compared to its 2011 and 2012 results. Recent events point to a stabilization and eventual increase in earnings fundamentals, with further enhancement as a result of the Beach and Gateway acquisitions. This includes the launch of the Company’s commercial real estate lending platform as well as the re-launch of the Company’s residential lending platform and the opening of new branches to support deposit growth. As a result, the Company believes that with its strong capital position and the introduction of a new management team, the Company’s core earnings fundamentals have shifted to the positive given the drive for organic growth and management believes the Company will be able to generate sufficient taxable income in 2013-2015 to utilize at least 51% of the net DTA as of September 30, 2012, and as such, the 49% DTA valuation allowance established as of September 30, 2012 is deemed appropriate. In estimating future taxable income, management stress tested the forecasts and discounted the results by 5% for 2013, 10% for 2014, and 15% for 2015. Despite the DTA valuation allowance, the deferred tax assets remain available to offset future taxable income. The DTA valuation allowance may be reversed to income in future years to the extent the related deferred tax assets are realized or the DTA valuation allowance is no longer required.

At September 30, 2012, federal net operating loss carryforwards total $5.3 million and will begin to expire in 2016, if unused. The federal net operating losses were acquired through the stock acquisition of Gateway Bancorp, Inc. on August 18, 2012. Gateway Bancorp, Inc. is considered to have undergone a change in control under IRS Code Section 382. As such, the federal net operating loss carryforwards are subject to an annual Section 382 limitation of $474 thousand. Gateway Bancorp, Inc. had undergone a previous change in control which carries over a Section 382 limitation from pre-2002 tax years in the amount $188 thousand. Federal net operating losses incurred for pre-2012 change in controls are subject to an additional annual limitation amount of $286 thousand. Therefore, the maximum amount of net operating loss carryforwards that may be utilized in any tax year post August 18, 2012 is $474 thousand, which includes $188 thousand of pre-2002 losses and the remaining $286 thousand of pre-2012 losses.

As of September 30, 2012, California net operating loss carryforwards total approximately $31.8 million and will begin to expire in 2017, if unused. California conforms to the federal Code Section 382. The net operating loss carryforwards include losses carried over from the stock acquisition of Gateway Bancorp, Inc. in the amount of $12.1 million; losses carried over from the merger of Beach Business Bank in the amount of $8.0 million; and remaining $11.7 million were created by First PacTrust Bancorp, Inc. prior to the acquisitions. Both acquisitions are considered to have undergone a change in control for California purposes; as such, Beach California net operating losses are subject to an annual limitation of $1.3 million; and Gateway California net operating losses are subject to an annual limitation of $474 thousand. Due to these annual Section 382 limitations, the Company determined, based on current estimates, approximately $2.9 million of Gateway’s California net operating losses will expire prior to utilization. As such, the deferred tax asset associated with the net operating loss benefit was reduced to the maximum amount currently projected to be realizable.

As of September 30, 2012, AMT tax credit carryforwards total $161 thousand and they do not expire. As of September 30, 2012, general business credits carryforwards total $1.2 million and will begin to expire in 2027, if unused.

The Company and its subsidiaries are subject to U.S. federal income tax, as well as, income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. federal taxing authorities for tax years before 2009, and by state income taxing authorities for years before 2008.

NOTE 18 – MERGER AGREEMENTS AND OTHER EVENTS

On August 21, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Beach Business Bank, and The Private Bank of California, a California corporation and state-chartered bank (“PBOC”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, PBOC will merge with and into Beach (the “Merger”), with Beach continuing as the surviving corporation. Under the terms of the Merger Agreement, each outstanding share of PBOC common stock will be converted into the right to receive (i) a pro rata share of 2,083,333 shares of common stock of the Company (“Company Common Stock”), subject to the payment of cash in lieu of fractional shares, and (ii) a pro rata share of $24,887,513 in cash ((i) and (ii), the “Merger Consideration”). If the value of the Merger Consideration would otherwise exceed an amount equal to 1.30 times PBOC’s tangible common equity (measured pursuant to a balance sheet of PBOC as of the last business day of the calendar month immediately preceding the closing of the Merger (the “Closing”)), after subtracting from tangible common equity certain unaccrued one-time PBOC Merger-related costs and expenses, the cash portion of the Merger Consideration will be adjusted downward until the value of the Merger Consideration is equal to such amount. For the purposes of determining the value of the Merger Consideration for purposes of the foregoing calculation, the value of the Company Common Stock to be issued in the Merger will be deemed to be $12.00 per share. In the Merger, each outstanding share of PBOC preferred stock (the “PBOC Preferred Stock”), which has been issued in connection with U.S. Department of the Treasury’s Small Business Lending Fund program, will be converted into one share of a new series of Company preferred stock, par value $0.01 per share, to be designated Non-Cumulative Perpetual Preferred Stock, Series B, stated liquidation amount $1,000 per share (the “Company Series B Preferred Stock”). The Company Series B Preferred Stock will have rights (including with respect to dividends), preferences, privileges, voting powers, limitations and restrictions that are equivalent to the rights, preferences, privileges, voting powers, limitations and restrictions of the PBOC Preferred Stock. Completion of the Merger is subject to certain customary conditions, including (1) approval of the Merger Agreement by PBOC’s shareholders, (2) receipt of required regulatory approvals, (3) the absence of any law or order prohibiting the consummation of the Merger, (4) approval of the listing on the Nasdaq Global Market of the Company Common Stock to be issued in the Merger and (5) the effectiveness of the registration statement for the Company Common Stock to be issued in the Merger. No assurance can be given as to when or whether these conditions will be met. The Company has incurred $21 thousand of costs related to this merger that would be expensed if the transaction does not close. The acquisition will be accounted for under the acquisition method of accounting and is expected to close in the second quarter of 2013.

On March 5, 2012, the Company moved its corporate headquarters to Irvine, California. The Company also opened new branches in Santa Monica and Tustin, California during March 2012 and a new branch in Newport Beach, California during September 2012.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of First PacTrust Bancorp, Inc. (the Company or Bancorp), at September 30, 2012, to its financial condition at December 31, 2011, and the results of operations for the three and nine months ended September 30, 2012 to the same periods in 2011. This discussion should be read in conjunction with the unaudited interim consolidated financial statements and footnotes included herein.

The Company is a multi-bank holding company of Pacific Trust Bank and Beach Business Bank (collectively, the Banks). The Company derives substantially all of its revenue from the banking services provided by the Banks. As of September 30, 2012, the Banks operate 19 banking offices in San Diego, Riverside, Orange, and Los Angeles Counties, CA and 23 loan production offices in California, Arizona, Oregon and Washington. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company also generates non-interest income by providing fee based banking services and by the origination and sale of conventional conforming and FHV/VA residential mortgage loans to the secondary market. The Company’s basic strategy is to maintain and grow net interest income and non-interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and plans to expand its banking offices further into southern California and its loan offices throughout the western United States. The Company’s primary market risk exposure is interest rate risk and credit risk.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Assets. The Company’s total assets increased by $670.7 million, or 67.1%, to $1.7 billion at September 30, 2012 from $999.0 million at December 31, 2011 primarily due to the acquisitions of Beach Business Bank, on July 1, 2012, and Gateway Business Bank, on August 18, 2012. Beach and Gateway added a combined total of $442.0 million in assets, net of cash paid in the acquisitions. The balance of the asset growth was largely accounted for by loan originations and purchases which partially accounted for the $427.4 million increase in the balance of the Company’s loans receivables, net of allowance and an increase in the Company’s loans held for sale, which stood at $110.3 million at September 30, 2012. The Company also saw an increase in total cash and cash equivalents of $77.6 million, an increase of $20.7 million in securities available for sale, an increase of $12.9 million in goodwill and other intangible assets from the Beach and Gateway acquisitions, and an increase of $12.4 million in the balance of other assets. These increases in total assets were partially reduced by a $6.0 million decline in balance of OREO.

Cash and cash equivalents. Cash and cash equivalents increased $77.6 million, or 174.4%, to $122.1 million at September 30, 2012 from $44.5 million at December 31, 2011. The acquisitions of Beach Business Bank and Gateway Business Bank added $98.5 million in cash and cash equivalents during the quarter ended September 30, 2012 without considering the $54.6 million of cash paid for the acquisitions. A portion of this cash was used to fund an increase in loans held for sale of $37.5 million.

The Company also acquired from Beach Business Bank time deposits in financial institutions totaling $4.7 million, which grew to $5.6 million at September 30, 2012.

Loans. Originated loans receivable, net of allowance, increased by $82.0 million, or 11.4%, to $798.3 million at September 30, 2012 from $716.4 million at December 31, 2011. The increase was due to loan originations exceeding net loan principal repayments, charge-offs and foreclosures during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the Company transferred a total of $3.8 million of loans to other real estate owned.

The Company also increased its loan portfolio through purchases. At September 30, 2012, purchased loan receivables totaled $404.6 million, net of allowance, an increase of $345.4 million when compared to the $59.2 million balance at December 31, 2011. The largest component was from the acquisitions of Beach Business Bank and Gateway Business Bank during the quarter ended September 30, 2012, which added $285.4 million of loans receivable balances. The loan balances acquired from Beach and Gateway exclude $72.8 million in loans held for sale, which are discussed below. The Banks also purchased other loans, including the purchase of $66.2 million of credit impaired loans.

Loans held for sale. Through the acquisition of Gateway Business Bank, Pacific Trust Bank acquired $72.8 million in mortgage loans held for sale on August 18, 2012. Since that date, loans held for sale increased by $37.5 million to $110.3 million at September 30, 2012.

Investments. Securities classified as available-for-sale of $122.3 million at September 30, 2012 increased $20.7 million from December 31, 2011. Agency residential mortgage-backed securities and municipal securities totaling $56.1 million were purchased during the nine months ended September 30, 2012. In addition, the Company sold securities for $7.8 million and recognized a net loss on sale of $83 thousand during the nine months ended September 30, 2012.

Acquisition Related Intangible Assets. The acquisitions of Beach Business Bank and Gateway Business Bank resulted in an increase in intangible assets including $7.0 million in goodwill due to the acquisition of Beach Business Bank, $5.8 million in other intangible assets including $5.2 million in core deposit intangibles from the acquisitions of Beach and Gateway and $1.0 million for the Mission Hills Mortgage Bankers trade name acquired from Gateway and the Doctors Bank trade name acquired with the acquisition of Beach Business Bank, and $2.2 million in SBA and mortgage servicing rights from the Beach and Gateway acquisitions.

Premises and Equipment. Premises and equipment, net increased $4.9 million, or 46.4%, to $15.5 million at September 30, 2012 from $10.6 million at December 31, 2011 primarily due to additions to premises and equipment due to the acquisition of Beach Business Bank and Gateway Business Bank, the move to a new corporate headquarters in Irvine, California and the opening of three new branches in Newport Beach, Santa Monica and Tustin, California.

Allowance for Loan and Lease Losses. The Company maintains an allowance for loan and lease losses to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. The allowance is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan and lease losses, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. The Company uses a three year loss experience of the Company and its peers in analyzing an appropriate reserve factor for all loans. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values. During the third quarter 2012, the Company acquired Beach Business Bank and Gateway Business Bank and their loans and leases are treated under ASC 805, accounting for acquisitions. None of the acquired loans and leases are included in the allowances for loan and lease losses at the present time, but might be in the future should there be deterioration in the condition of the loans or leases after the purchase dates of Beach and Gateway. The acquired loans and leases include loans and leases that are accounted for under SOP 03-3, accounting for purchase credit impaired loans and leases. Additionally, during the nine months ended September 30, 2012, the Bank acquired three pools of loans which are SOP 03-3 loans. Those purchased credit impaired loan pools are not included in the allowances for loan and lease losses at the present time, but might be in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield. Loans and leases that were acquired from Beach Business Bank and Gateway Business Bank as part of the mergers that were considered credit impaired were written down at the acquisition dates in purchase accounting to an amount estimated to be collectible and a discount for accretable yield and the related allowance for loan and lease losses was not carried over to First PacTrust Bancorp, Inc.’s allowance.

The allowance for loan and lease losses on originated loans receivable at September 30, 2012 was $11.7 million, which represented 1.4% of the gross originated loans, as compared to $12.3 million, or 1.7%, of the gross originated loans outstanding at December 31, 2011. Of the $11.7 million allowance, $1.5 million were specific allowance allocations to impaired loans and leases, including loans and leases which are subject to troubled debt restructurings, with $10.1 million serving as a general allocation of allowance for loan and lease losses on originated loans and leases. The reduction in the allowance partially resulted from the Company charging off $2.5 million of previously established specific allowance allocations, primarily as a result of changes in reporting requirements for thrifts regulated by the OCC. Of the $2.5 million total specific allowance allocation charged off during the nine months ended September 30, 2012, $2.3 million related to one-to four-family first mortgage loans and $236 thousand related to land loans. The remaining charges-offs related to other revolving credit and installment loans. The Company’s non-performing loans and leases, including non-performing and restructured loans and leases, also reflected the improved credit quality in the portfolio with a $3.1 million decline in gross non-performing loans and leases from $19.3 million at December 31, 2011 to $16.2 million at September 30, 2012. The Company provided $2.0 million to its provision for loan and lease losses during the nine months ended September 30, 2012 related primarily to new commercial real estate mortgage loan production.

Non-Performing Assets. The following table is a summary of our non-performing assets at September 30, 2012 and December 31, 2011, consisting of non-performing loans and leases and other real estate owned as of such dates. Non-performing loans and leases include all nonaccrual loans and leases that are past due 90 days or more, including troubled debt restructured loans and leases on nonaccrual, and loans and leases past due 90 days and still accruing interest, of which there were none at September 30, 2012 and December 31, 2011. Non-performing loans and leases at September 30, 2012 and December 31, 2011 totaled $14.7 million and $16.3 million net of specific allowance allocations of $1.5 million and $2.9 million, respectively. Other real estate owned at September 30, 2012 and December 31, 2011 totaled $8.7 million and $14.7 million net of valuation allowances of $3.2 million and $4.1 million, respectively.

	At September 30, 2012	At December 31, 2011
Nonperforming loans and leases
Commercial:
Commercial and industrial	$—	$—
Real estate mortgage	3,038	—
Multi-family	5,455	3,090
Land	334	1,887
SBA	—	—
Lease financing	—	—
Consumer:
Real estate 1-4 family first mortgage	7,316	14,272
Real estate 1-4 family junior lien mortgage	36	—
Other revolving credit and installment	2	5

Total nonperforming loans and leases	16,181	19,254
Other real estate owned	8,704	14,692

Total nonperforming assets	$24,885	$33,946

Ratios
Non-performing loans and leases to total gross loans and leases, excluding loans held for sale	1.33%	2.45%
Non-performing assets to total assets	1.49%	3.40%

Troubled Debt Restructured Loans (TDRs). As of September 30, 2012, the Company had 34 loans and leases with an aggregate balance of $18.6 million classified as TDRs compared to loans and leases with an aggregate balance of $18.2 million at December 31, 2011 classified as TDRs. Specific allowance allocations totaling $783 thousand have been established for these loans and leases as of September 30, 2012 compared to $2.1 million at December 31, 2011. The difference in specific allowance allocations was largely due to charge offs during the nine months ended September 30, 2012, and were largely related to changes in reporting requirements for thrifts regulated by the OCC. When a loan or lease becomes a TDR the Company ceases accruing interest, and classifies it as non-accrual until the borrower demonstrates that the loan or lease is again performing.

As of September 30, 2012, of the 34 loans classified as TDRs, all 34 loans totaling $18.6 million are making payments according to their modified terms and are less than 90 days delinquent. Of the performing TDRs at September 30, 2012, $12.1 million are secured by single family residences, $0.4 million are secured by land, $0.2 million are SBA, $3.1 million are secured by multi-family residences, $1.6 million are secured by commercial real estate, $1.2 million are commercial and industrial and the remaining is comprised of an unsecured $2 thousand consumer revolving credit and installment.

Other Real Estate Owned Assets (“OREO”). During the nine months ended September 30, 2012, the Company foreclosed on 10 single family residential properties totaling $3.8 million. Additionally, the Company sold 19 single family residential properties. The Company also recorded a $205 thousand write-down of its OREO properties during the nine months ended September 30, 2012.

All Other Assets. All other assets, including Other Assets increased $15.1 million, or 29.2% to $67.2 million at September 30, 2012 from $52.1 million at December 31, 2011. The increase was primarily the result of, a $4.8 million net increase in an affordable housing fund investment, a $3.4 million increase in derivative assets related to mortgage loans held for sale, a $1.6 million increase in taxes receivable, and various increases from other operational activities.

Deposits. Total deposits increased by $541.9 million, or 68.9%, to $1.3 billion at September 30, 2012 from $786.3 million at December 31, 2011. The Beach and Gateway acquisitions accounted for $414.3 million of this increase. Demand accounts increased $183.5 million, certificates of deposit increased $169.7 million, savings accounts increased $123.8 million, and money market accounts increased $64.9 million. Additional growth was achieved primarily from the opening of three new branches during the period as well as the formation of new customer relationships and the attraction of additional funds from existing customers. Total core deposits (total deposits less CDs) increased by 117.6% to $688.7 million at September 30, 2012, compared to $316.5 million at December 31, 2011. The Bank completed the opening of three new branches in Santa Monica, Tustin and Newport Beach, California during 2012, which the Company anticipates will contribute to future growth. The Bank is actively seeking additional production offices in core Southern California banking markets including Orange County and the Los Angeles area.

Federal Home Loan Bank (“FHLB”) Advances. During the nine months ended September 30, 2012, $30.0 million of FHLB advances matured and $96.0 million of FHLB advances were obtained, resulting in a 330.0% increase to $86.0 million at September 30, 2012, from $20.0 million at December 31, 2011. The $86.0 million of advances have an average current yield of 0.42% and mature between 2012 and 2015.

Notes Payable. During the nine months ended September 30, 2012, the Company completed the issuance and sale of $33 million aggregate principal amount of its 7.50% Senior Notes due April 15, 2020. At September 30, 2012, the balance of the notes payable, net of discount was $31.8 million. Notes payable also includes secured borrowings from Beach Business Bank totaling $2.2 million. These notes are secured by 2 loans on the balance sheet of Beach Business Bank.

Reserve for loss reimbursements on sold loans. The acquisition of Gateway Business Bank included a $2.7 million reserve established to reimburse parties who previously purchased loans from Gateway for losses that may have resulted for which Gateway could be held responsible for. This includes current known cases and an estimate of possible future cases based on historical claims against Gateway. The Company also establishes a reserve on all new loans that are originated conventional conforming and FHA/VA mortgage loans that are for sale to the secondary markets.

Shareholders’ Equity. Shareholders’ equity increased $7.2 million, or 3.9%, to $191.7 million at September 30, 2012 from $184.5 million at December 31, 2011. Shareholders’ equity increased due to a $12.1 million bargain purchase gain from the Gateway Business Bank acquisition which was accounted for as part of current year-to-date net income of $9.2 million. The balance of the change in shareholders’ equity primarily due to a $1.3 million increase in the fair value of securities available-for-sale, a $1.0 million increase to recognize the value of the warrants issued to Beach shareholders as part of the consideration paid to Beach shareholders, and stock awards compensation of $0.9 million among other items, offset partially by the declaration of common stock cash dividends of $3.7 million and preferred stock cash dividends of $1.0 million.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

General. Net income for the three months ended September 30, 2012 increased $8.9 million, to $9.5 million from $644 thousand in the same period of the prior year, as a result of the factors discussed below.

Interest and Dividend Income. Interest and dividend income increased by $7.9 million, or 89.5%, to $16.7 million for the three months ended September 30, 2012, compared to $8.8 million for the three months ended September 30, 2011 as described below.

Interest income on loans increased $8.2 million, or 105.3%, to $15.9 million for the three months ended September 30, 2012 from $7.8 million for the three months ended September 30, 2011. The primary factor for the increase was a $506.1 million increase in the average balance of loans and leases receivable from $679.2 million for the three months ended September 30, 2011 to $1.2 million for the three months ended September 30, 2012 due to growth in loan originations and loans purchased during the period. The increase in interest income on loans and leases receivable was further increased by an 81 basis point increase in the average yield on loans and leases receivable to 5.38% due primarily to the increase in commercial real estate mortgage loan production yielding higher rates and the higher yield on purchased loans, including loans acquired from Beach Business Bank and Gateway Business Bank.

Interest income on securities decreased $309 thousand to $708 thousand for the three months ended September 30, 2012 from $1.0 million for the three months ended September 30, 2011. Although there was a $45.9 million increase in the average balance of securities to $136.3 million, there was a 242 basis point decline in the average yield on the portfolio from 4.50% for the three months ended September 30, 2011 to 2.08% for the three months ended September 30, 2012. The decline in the average yield on the portfolio was due to the sale of higher yielding securities in the prior year as the Company sought the opportunity to improve the quality of its securities portfolio and to divest several of its private label residential mortgage-backed securities.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant net interest spread for the three months ended September 30, 2012 and September 30, 2011. No tax equivalent adjustments were made. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30, (dollars in thousands)
	2012			2011
	Average Balance	Interest	Annualized Average Yield/ Cost	Average Balance	Interest	Annualized Average Yield/ Cost
INTEREST-EARNING ASSETS
Loans and leases receivable(1)	$1,185,277	$15,928	5.38%	$679,199	$7,757	4.57%
Securities(2)	136,307	708	2.08%	90,454	1,017	4.50%
Other interest-earning assets(3)	110,860	86	0.31%	59,347	49	0.33%

Total interest-earning assets	1,432,444	16,722	4.68%	829,000	8,823	4.24%
Non-interest earning assets(4)	88,293			75,738

Total assets	$1,520,737			$904,738

INTEREST-BEARING LIABILITIES
Savings	$161,512	211	0.52%	$134,589	95	0.28%
NOW	246,156	102	0.17%	65,582	18	0.11%
Money market	221,208	166	0.30%	86,722	62	0.29%
Certificates of deposit	571,555	1,099	0.77%	415,887	1,072	1.03%
FHLB advances	64,978	74	0.46%	20,326	92	1.81%
Capital lease	255	2	3.49%	—	—	—
Long-term debt	34,024	660	7.76%	—	—	—

Total interest-bearing liabilities	1,299,688	2,314	0.72%	723,106	1,339	0.76%

Non-interest-bearing liabilities	28,474			8,137

Total liabilities	1,328,162			731,243
Total shareholders’ equity	192,575			173,495

Total liabilities and shareholders’ equity	$1,520,737			$904,738

Net interest income/spread		$14,408	3.96%		$7,484	3.48%

Net interest margin(5)			4.02%			3.61%
Ratio of average interest-earning assets to average interest-bearing liabilities	110.21%			114.64%

(1)	Average balances of nonperforming loans are included in the above amounts. Calculated net of deferred fees, premiums/discounts, and loss reserves.
(2)	Calculated based on average amortized cost.
(3)	Includes average FHLB stock at cost and average time deposits with other financial institutions.

(4)	Includes average balance of bank-owned life insurance (BOLI) investments of $18.6 million in 2012 and $18.3 million in 2011.
(5)	Net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2012 compared to September 30, 2011
	Total Change	Change Due To Volume	Change Due To Rate
	(In thousands)
Income from interest earning assets:
Loans, gross	$8,171	$26,439	$(18,268)
Securities	(309)	1,525	(1,834)
Interest-bearing deposits in other financial institutions	37	160	(123)

Total interest income from interest earning assets	7,899	28,124	(20,225)

Expense on interest –bearing liabilities:
Savings	116	88	28
NOW	84	289	(205)
Money market	104	403	(299)
Certificates of Deposit	27	1,362	(1,335)
FHLB Advances	(18)	358	(376)
Capital lease	2	2	—
Long-term debt	660	660	—

Total interest expense on interest-bearing liabilities	975	3,162	(2,187)

Net interest income	$6,924	$24,962	$(18,038)

Interest Expense. Interest expense increased $1.0 million or 72.8% to $2.3 million for the three months ended September 30, 2012 from $1.3 million for the three months ended September 30, 2011. Interest expense on deposits increased $331 thousand, or 26.5%, to $1.6 million for the three months ended September 30, 2012 from $1.2 million for the three months ended September 30, 2011. The primary factor for the increase was a $497.7 million increase in the average balance of interest-bearing deposits to $1.2 billion for the three months ended September 30, 2012 from $702.8 million for the three months ended September 30, 2011, and an 18 basis point decline in the Company’s overall average cost of interest-bearing deposits to 0.53% for the three months ended September 30, 2012 from 0.71% for the three months ended September 30, 2011, due to lower market interest rates.

Interest expense on FHLB advances decreased $18 thousand, or 19.6%, to $74 thousand for the three months ended September 30, 2012 from $92 thousand for the three months ended September 30, 2011. Although there was a $44.7 million increase in the average balance of FHLB advances to $65.0 million, there was a 135 basis point decline in the average cost on the portfolio from 1.81% for the three months ended September 30, 2011 to 0.46% for the three months ended September 30, 2012.

Interest expense for the three months ended September 30, 2012 also included interest on the Company’s senior notes totaling $660 thousand at a 7.76% average cost for the three months ended September 30, 2012.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan and lease losses increased $6.9 million, or 92.5%, to $14.4 million for the three months ended September 30, 2012 from $7.5 million for the three months ended September 30, 2011. The Company’s net interest margin increased 41 basis points from 3.61% for the three months ended September 30, 2011 to 4.02% for the three months ended September 30, 2012. Continued improvement in the Bank’s liability mix and average cost of interest-bearing deposits resulted in an 18 basis point decrease in the average cost of interest-bearing deposits from 0.71% for the three months ended September 30, 2011 to 0.53% for the three months ended September 30, 2012. These benefits were enhanced by a 81 basis point increase in the average yield on the Bank’s loan portfolio from 4.57% for the three months ended September 30, 2011 to 5.38% for the three months ended September 30, 2012 primarily due to the change in mix of loans. The Company also experienced declines in the average yield on securities from 4.50% for the three months ended September 30, 2011 to 2.08% for the three months ended September 30, 2012 as the Company diluted the high yields on its core securities portfolio by selling some of the portfolio and investing excess liquidity into shorter term lower yielding securities.

Provision for Loan and Lease Losses. The Company maintains an allowance for loan and lease losses to absorb probable incurred losses presently inherent in the loan and lease portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan and lease portfolio. In evaluating the level of the allowance for loan and lease losses, management considers the types of loans and leases and the amount of loans and leases in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company currently takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually, primarily through the evaluation of cash flows or collateral values. Management uses available information to recognize loan and lease losses, however, future loan and lease loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan and lease losses as of September 30, 2012 was maintained at a level that represented management’s best estimate of incurred losses in the loan and lease portfolio to the extent they were both probable and reasonably estimable as of the balance sheet date. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. During the third quarter 2012, the Company acquired Beach Business Bank and Gateway Business Bank and their loans and leases are treated under ASC 805, accounting for acquisitions. None of the impaired loans and leases from these acquisitions are included in the allowance for loan and lease losses at the present time as they are SOP 03-3 loans and leases, but might be in the future should there be further deterioration in those loans and leases after the purchase dates of Beach Business Bank and Gateway Business Bank by the Company. Additionally, during the nine months ended September 30, 2012, the Company acquired three pools of loans which are SOP 03-3 loans. Those purchased credit impaired loan pools are not included in the allowance for loan and lease losses at the present time, but might be in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield.

Provisions for loan and lease losses are charged to operations at a level required to reflect probable incurred credit losses in the loan and lease portfolio. In this regard, a majority of the Company’s loans and leases are to individuals and businesses in Southern California. During the three months ended September 30, 2012, the Company provided $1.0 million to its provision for loan and lease losses related primarily to increased general reserve allocations on new loan and lease originations compared to providing $823 thousand during the three months ended September 30, 2011.

Non-accrual loans, decreased by $0.7 million and totaled $14.7 million, net of specific loss allocations of $1.5 million as of September 30, 2012, compared to $15.4 million at June 30, 2012, net of specific loss allocations of $1.5 million. Net charge-offs totaled $100 thousand for the third quarter of 2012. These levels compare to $261 thousand in net charge-offs in the prior year’s third quarter.

Noninterest Income. Noninterest income increased $17.5 million for the three months ended September 30, 2012 to $19.5 million compared to $2.0 million for the same period of the prior year primarily due to a $12.1 million bargain purchase gain from the Gateway acquisition and the acquisition of $5.5 million of mortgage banking related income and $146 thousand of loan servicing income when compared to none in the prior year period.

Noninterest Expense. Noninterest expense increased $16.8 million, or 219.2% to $24.5 million for the three months ended September 30, 2012 compared to $7.7 million for the same period of the prior year. This net increase was primarily the result of a $10.4 million increase in salaries and employee benefits, a $3.1 million increase in professional fees, a $324 thousand increase in advertising expense, a $681 thousand increase in data processing expense, a $172 thousand increase in expense for provision for loss reimbursements on sold loans and a $329 thousand increase in expense for amortization of intangible assets, and a $1.7 million increase in occupancy and equipment expense. These increases were partially offset by a $1.3 million decrease in OREO valuation allowance expense, a $63 thousand decrease in the net gain/loss on sales of other real estate owned, and a $244 thousand decrease in loan servicing and foreclosure expense.

Salaries and employee benefits represented 55.7% and 42.4% of total noninterest expense for the three months ended September 30, 2012 and September 30, 2011, respectively. Total salaries and employee benefits increased $10.4 million, or 318.7%, to $13.6 million for the three months ended September 30, 2012 from $3.3 million for the same period in 2011, due to additional compensation expense related to the acquired companies, $0.7 million of expense for stock appreciation rights and $1.2 million compensation expense related to the departure of an executive officer.

The OREO valuation allowance expense decreased $1.3 million or 97.3% to $36 thousand for the three months ended September 30, 2012 compared to $1.3 million for the same period in the prior year.

Total professional fees increased $3.1 million, or 467.9% to $3.8 million for the three months ended September 30, 2012 from $667 thousand for the same period in 2011, due to increased consulting and legal fees primarily related to the two acquisitions.

Net gain/loss on sales of other real estate owned decreased $63 thousand to a net loss of $42 thousand for the three months ended September 30, 2012 compared to a net loss of $105 thousand for the same period of the prior year.

Occupancy and equipment expense increased $1.7 million, or 238.8% to $2.5 million for the three months ended September 30, 2012 from $730 thousand in the same period in 2011 primarily due to increased building and equipment maintenance, primarily related to the relocation of the Company’s headquarters to Irvine and the newly acquired branch locations from the Beach and Gateway acquisitions which occurred during the period.

Income Tax Expense (Benefit). An income tax benefit of $1.1 million was recorded for the three months ended September 30, 2012 compared to income tax expense of $368 thousand for the three months ended September 30, 2011. The effective tax rate for the three month period ending September 30, 2012 of negative 13.2% was in accordance with the guidelines of ASC 740 and compares to an effective tax rate for the three months ended September 30, 2011 of 36.4%. Were it not for the $12.1 million nontaxable bargain purchase gain during the third quarter of 2012, the effective tax rate would have been (30.6%) for the three months ended September 30, 2012.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

General. Net income for the nine months ended September 30, 2012 was $9.2 million, reflecting a $6.3 million increase over net income of $2.9 million in the same period of the prior year. The increase was as a result of the factors discussed below.

Interest and Dividend Income. Interest and dividend income increased by $11.1 million, or 42.0% to $37.4 million for the nine months ended September 30, 2012, compared to $26.4 million for the nine months ended September 30, 2011 as described below.

Interest income on loans increased $12.1 million, or 52.9%, to $35.1 million for the nine months ended September 30, 2012 from $22.9 million for the nine months ended September 30, 2011. The primary factor for the increase was a $268 million increase in the average balance of loans and leases receivable from $673.0 million for the nine months ended September 30, 2011 to $941.4 million for the nine months ended September 30, 2012. The increase in interest income on loans receivable was further increased by a 43 basis point increase in the average yield on loans receivable to 4.97% due primarily to the increase in commercial real estate loan production yielding higher rates and the purchased loans and the higher yield on purchased loans, including loans acquired from Beach Business Bank and Gateway Business Bank.

Interest income on securities decreased $1.1 million to $2.1 million for the nine months ended September 30, 2012 from $3.3 million for the nine months ended September 30, 2011. Although there was a $37.7 million increase in the average balance of investments to $116.7 million for the nine months ended September 30, 2012, there was a 307 basis point decline in the average yield on the portfolio from 5.51% for the nine months ended September 30, 2011 to 2.44% for the nine months ended September 30, 2012. The decline in the average yield on the portfolio was due to the sale of higher yielding securities in the prior year as the Company sought the opportunity to improve the quality of its securities portfolio and to divest several of its private label residential mortgage-backed securities.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities and the resultant net interest spread for the nine months ended September 30, 2012 and September 30, 2011. No tax equivalent adjustments were made. All average balances are daily average balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

	Nine Months Ended September 30, (dollars in thousands)
	2012			2011
	Average Balance	Interest	Annualized Average Yield/ Cost	Average Balance	Interest	Annualized Average Yield/ Cost
INTEREST-EARNING ASSETS
Loans and leases receivable(1)	$941,399	$35,060	4.97%	$672,977	$22,936	4.54%
Securities(2)	116,680	2,139	2.44%	78,963	3,263	5.51%
Other interest-earning assets(3)	88,454	226	0.34%	51,085	155	0.40%

Total interest-earning assets	1,146,533	37,425	4.35%	803,025	26,354	4.37%
Non-interest earning assets(4)	90,036			67,474

Total assets	$1,236,569			$870,499

INTEREST-BEARING LIABILITIES
Savings	$81,752	233	0.38%	$132,682	283	0.28%
NOW	130,327	162	0.17%	63,699	50	0.10%
Money market	217,728	557	0.34%	88,085	189	0.29%
Certificates of deposit	527,200	3,333	0.84%	382,560	3,225	1.12%
FHLB advances	45,996	266	0.77%	46,630	960	2.75%
Capital lease	133	4	4.32%	—	—	—
Long-term debt	19,405	1,155	7.94%	—	—	—

Total interest-bearing liabilities	1,022,541	5,710	0.75%	713,656	4,707	0.88%

Non-interest-bearing liabilities	16,857			7,483

Total liabilities	1,039,398			721,139
Total shareholders’ equity	197,171			149,360

Total liabilities and shareholders’ equity	$1,236,569			$870,499

Net interest income/spread		$31,715	3.60%		$21,647	3.49%

Net interest margin(5)			3.69%			3.59%
Ratio of average interest-earning assets to average interest-bearing liabilities	112.13%			112.52%

(1)	Average balances of nonperforming loans are included in the above amounts. Calculated net of deferred fees, premiums/discounts, and loss reserves.
(2)	Calculated based on average amortized cost.
(3)	Includes average FHLB stock at cost and average time deposits with other financial institutions.
(4)	Includes average balance of bank-owned life insurance (BOLI) investments of $18.5 million in 2012 and $18.3 million in 2011.
(5)	Net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30, 2012 compared to September 30, 2011
	Total Change	Change Due To Volume	Change Due To Rate
	(In thousands)
Income from interest earning assets:
Loans, gross	$12,124	$13,089	$(965)
Securities	(1,124)	1,544	(2,668)
Interest-bearing deposits in other financial institutions	71	131	(60)

Total interest income from interest earning assets	11,071	14,764	(3,693)

Expense on interest –bearing liabilities:
Savings	(50)	(197)	147
NOW	112	136	(24)
Money market	368	922	(554)
Certificates of Deposit	108	2,229	(2,121)
FHLB Advances	(694)	(18)	(676)
Capital lease	4	4	—
Long–term debt	1,155	1,155	—

Total interest expense on interest-bearing liabilities	1,003	4,231	(3,228)

Net interest income	$10,068	$10,533	$(465)

Interest Expense. Interest expense increased $1.0 million or 21.3% to $5.7 million for the nine months ended September 30, 2012 from $4.7 million for the nine months ended September 30, 2011. Interest expense on deposits increased $538 thousand, or 14.4% to $4.3 million for the nine months ended September 30, 2012 from $3.7 million for the nine months ended September 30, 2011. The primary factor for the increase was a $290.0 million increase in the average balance of interest-bearing deposits to $957.0 million for the nine months ended September 30, 2012 from $667.0 million for the nine months ended September 30, 2011, partially offset by a 15 basis point decrease in the Company’s overall average cost of interest-bearing deposits to 0.60% for the nine months ended September 30, 2012 from 0.75% for the nine months ended September 30, 2011, due to lower market interest rates.

Interest expense on FHLB advances decreased $694 thousand, or 72.3% to $266 thousand for the nine months ended September 30, 2012 from $960 thousand for the nine months ended September 30, 2011. Although there was a $634 thousand decrease in the average balance of FHLB advances from $46.6 million for the nine months ended September 30, 2011 to $46.0 million for the nine months ended September 30, 2012, there was a 198 basis point reduction in the average cost of advances to 0.77% for the nine months ended September 30, 2012 from 2.75% for the nine months ended September 30, 2011.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan and lease losses increased $10.1 million, or 46.5%, to $31.7 million for the nine months ended September 30, 2012 from $21.6 million for the nine months ended September 30, 2011. The Company’s net interest margin increased 10 basis points from 3.59% for the nine months ended September 30, 2011 to 3.69% for the nine months ended September 30, 2012. Continued improvement in the Bank’s deposit mix and average cost of deposits resulted in a 15 basis point decrease in the average cost of deposits from 0.75% for the nine months ended September 30, 2011 to 0.60% for the nine months ended September 30, 2012. These benefits were enhanced by a 43 basis point increase in the average yield on the Bank’s loan portfolio from 4.54% for the nine months ended September 30, 2011 to 4.97% for the nine months ended September 30, 2012 due to the change in mix of the loan portfolio and reversal of accrued interest on a number of loans delinquent more than 90 days during the prior year period. The Company also experienced declines in the average yield on securities from 5.51% for the nine months ended September 30, 2011 to 2.44% for the nine months ended September 30, 2012 as the Company diluted the high yields on its core securities portfolio by selling some of the portfolio and investing excess liquidity into shorter term lower yielding securities.

Provision for Loan and Lease Losses. Provisions for loan and lease losses are charged to operations at a level required to reflect probable incurred credit losses in the loan and lease portfolio. In this regard, a majority of the Company’s loans and leases are to individuals and businesses in Southern California. During the nine months ended September 30, 2012, the Company provided $2.0 million to its provision for loan and lease losses related primarily to increased general reserves on new loan and lease originations, compared to providing $1.3 million during the nine months ended September 30, 2011. The increase was largely due to the increase in the loan and lease portfolio.

Non-accrual loans, decreased by $1.6 million and totaled $14.7 million, net of specific allocations of $1.5 million as of September 30, 2012, compared to $16.3 million at December 31, 2011, net of specific allocations of $2.9 million. Net charge-offs totaled $2.4 million for the nine months ended September 30, 2012 which primarily resulted from the charge-off of specific allowance allocations for various one-to four- family properties and were largely related to changes in reporting requirements for thrifts regulated by the OCC. These levels compare to $6.9 million in net charge-offs in the same period of the prior year.

Noninterest Income. Noninterest income increased $16.2 million for the nine months ended September 30, 2012 to $20.7 million compared to $4.4 million for the same period of the prior year primarily due to a $12.1 million bargain purchase gain from the Gateway acquisition, and in addition, the Gateway acquisition resulted in of $5.5 million of mortgage banking related income and $146 thousand of loan servicing income when compared to none in the prior year period.

Noninterest Expense. Noninterest expense increased $22.1 million, or 108.1% to $42.6 million for the nine months ended September 30, 2012 compared to $20.5 million for the same period of the prior year. This net increase was primarily the result of a $14.2 million increase in salaries and employee benefits, a $3.9 million increase in professional fees, and a $2.9 million increase in occupancy and equipment expense. These increases were partially offset by a $1.7 million decrease in OREO valuation allowance expense, a $1.4 million decrease in loss on sale of other real estate owned, and a $666 thousand increase in advertising expense, a $974 thousand increase in data processing expense, a $172 thousand increase in expense for provision for loss reimbursements on sold loans and a $329 thousand increase in expense for amortization of other intangible assets.

Salaries and employee benefits represented 55.5% and 46.3% of total noninterest expense for the nine months ended September 30, 2012 and September 30, 2011, respectively. Total salaries and employee benefits increased $14.2 million, or 149.3%, to $23.7 million for the nine months ended September 30, 2012 from $9.5 million for the same period in 2011, due to additional compensation expense related to the acquisitions of Beach and Gateway and the hiring of new officers, production and branch personnel and support staff needed to execute the Company’s growth strategy, $0.7 million of expense for stock appreciation rights granted, and $1.2 million compensation expense related to the departure of an executive officer.

The OREO valuation allowance expense decreased $1.7 million, or 89.1% to $205 thousand for the nine months ended September 30, 2012 compared to $1.9 million for the same period in the prior year. The decline was due to the reduction of OREO properties held.

Total professional fees increased $3.9 million, or 275.6% to $5.3 million for the nine months ended September 30, 2012 from $1.4 million for the same period in 2011, due to increased consulting and legal fees primarily related to growth activities, including the acquisitions of Beach and Gateway.

Net gain/loss on sales of other real estate owned decreased $1.4 million due to a net gain of $466 thousand for the nine months ended September 30, 2012 compared to a net loss of $924 thousand for the same period of the prior year.

Occupancy and equipment expense increased $2.9 million, or 148.9% to $4.8 million for the nine months ended September 30, 2012 from $1.9 million in the same period in 2011 primarily due to increased building and equipment maintenance, primarily related to the newly acquired branch locations from Beach and Gateway and the move of the corporate headquarter to Irvine and the opening of three new branch locations during the period.

Income Tax Expense (Benefit). An income tax benefit of $1.4 million was recorded for the nine months ended September 30, 2012 compared to income tax expense of $1.4 million for the nine months ended September 30, 2011. The effective tax rate for the nine month period ending September 30, 2012 of negative 18.4% was in accordance with the guidelines of ASC 740 and compares to an effective tax rate for the nine months ended September 30, 2011 of 33.1%. Were it not for the $12.1 million nontaxable bargain purchase gain during the third quarter of 2012, the effective tax rate would have been (33.2%) for the nine months ended September 30, 2012.

Liquidity and Commitments

The Banks are required to have enough liquid assets in order to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Banks have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained.

The Banks’ liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing, and financing activities. The Banks’ primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Banks invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Banks also generate cash through borrowings. The Banks utilize Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Banks also have the ability to obtain brokered certificates of deposit, however, historically the Bank has not issued significant amounts.

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Banks use their sources of funds primarily to meet their ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At September 30, 2012, there were $52.2 million of approved loan origination commitments. At the same date, unused lines of credit were $111.4 million and outstanding letters of credit totaled $1.4 million. Certificates of deposit scheduled to mature in one year at September 30, 2012, totaled $486.2 million. Based on the competitive rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank, although no assurance can be given in this regard. In addition, the Banks have the ability at September 30, 2012 to borrow an additional $176.8 million from the FHLB and $121.8 million from the Federal Reserve Bank to meet commitments and for liquidity purposes. The Banks have FHLB advances of $61.0 million maturing within the next 12 months. The Banks intend to replace these advances with new borrowings from the FHLB, Federal Reserve Bank or deposits, as and to the extent needed and depending on market conditions.

Capital

Consistent with its goals to operate a sound and profitable financial organization, the Banks actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. Pacific Trust Bank’s total equity was $158.4 million at September 30, 2012, or 11.7% of its total assets on that date. As of September 30, 2012, Pacific Trust Bank exceeded all capital requirements of the OCC. Pacific Trust Bank’s regulatory capital ratios at September 30, 2012 were as follows: core capital 11.2%; Tier I risk-based capital, 16.1%; and total risk-based capital 17.4%. The Company’s regulatory capital ratios at September 30, 2012 were as follows: core capital 11.5%; tier I risk-based capital, 14.4%; and total risk-based capital 15.6%.

Beach Business Bank’s total equity was $44.5 million at September 30, 2012 or 14.3% of its total assets on that date. As of September 30, 2012, Beach Business Bank exceeded all capital requirements of the FDIC. Beach Business Bank’s regulatory capital ratios at September 30, 2012 were as follows: core capital 10.8%; Tier I risk-based capital, 14.2%; and total risk-based capital 14.4%.

The regulatory capital requirements for the Banks to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

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

The following table presents the projected change in Pacific Trust Bank’s net portfolio value at June 30, 2012 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change. The net portfolio value analysis was unable to produce results for the minus 200 basis point scenario.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 400 bp	$145,265	$(15,545)	(9.7)%	13.77%	(55)bp
+ 300 bp	151,041	(9,769)	(6.1)%	14.07%	(25)bp
+ 200 bp	155,660	(5,150)	(3.2)%	14.27%	(5)bp
+ 100 bp	158,716	(2,094)	(1.3)%	14.33%	1bp
0 bp	160,810	—	—	14.32%	—
- 100 bp	159,143	(1,667)	(1.0)%	14.07%	(25)bp

The following table presents the pro-forma projected change in the net portfolio value of Pacific Trust Bank combined with Beach Business Bank and Gateway Business Bank at June 30, 2012 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as a % of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+ 400 bp	$208,520	$(8,877)	(4.1)%	13.74%	29bp
+ 300 bp	213,043	(4,354)	(2.0)%	13.80%	35bp
+ 200 bp	216,228	(1,169)	(0.5)%	13.78%	33bp
+ 100 bp	217,757	360	0.2%	13.66%	21bp
0 bp	217,397	—	—	13.45%	—
- 100 bp	216,380	(1,017)	(0.5)%	13.25%	(20)bp

The Bank does not maintain any securities for trading purposes. The Bank does not currently engage in trading activities. The Company does use derivative instruments to hedge its mortgage banking risks. In addition, interest rate risk is the most significant market risk affecting the Bank. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Bank’s business activities and operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2012 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the risk factors that appeared in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which completely updated and restated the risk factors that appeared in our Annual Report on Form 10-K for the year ended December 31, 2011, or in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

We may fail to realize all of the anticipated benefits of our pending acquisition of PBOC.

On August 21, 2012, we entered into a merger agreement to acquire PBOC through the merger of PBOC with and into our wholly owned subsidiary, Beach Business Bank. The closing of the transaction is subject to the satisfaction of certain conditions, including the receipt of all required regulatory approvals and the approval of the transaction by the shareholders of PBOC. No assurance can be given as to when or whether these approvals will be received. The success of our pending acquisition of PBOC will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of PBOC and Beach Business Bank in a manner that does not materially disrupt the existing customer relationships of either institution or result in decreased revenues from our respective customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the transaction may not be realized fully or at all or may take longer to realize than expected.

PBOC and Beach Business Bank have operated and, until the completion of the merger of the two institutions, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each institution’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between the two institutions will also divert management attention and resources. These integration matters could have an adverse effect on us following completion of the transaction.

We may fail to realize all of the anticipated benefits of our recently completed acquisition of Gateway Bancorp.

On August 18, 2012, we completed our acquisition of Gateway Bancorp, the holding company for Gateway Business Bank. Immediately following the completion of the acquisition of Gateway Bancorp, Gateway Business Bank was merged into Pacific Trust Bank. The success of our acquisition of Gateway Bancorp will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the Bank and Gateway Business Bank in a manner that does not materially disrupt the existing customer relationships of either institution or result in decreased revenues from our respective customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

Prior to completion of the acquisition, Pacific Trust Bank and Gateway Business Bank operated independently. It is possible that the integration process could result in the loss of key employees, the disruption of each institution’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on us.

One of the anticipated benefits of the Gateway Bancorp acquisition is the diversification of our revenue stream through non-interest income realized from the mortgage banking operations of Mission Hills Mortgage Bankers, a division of Gateway Business Bank. Most of the revenues generated by Mission Hills come from gains on the sale of single-family mortgage loans pursuant to programs currently offered by Fannie Mae, Freddie Mac and investors other than government sponsored enterprises on a servicing-released basis. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, reduction in number of entities to sell to, eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially reduce the revenues generated by Mission Hills. Further, in a rising or higher interest rate environment, originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues and a corresponding decrease in our non-interest income. Our results of operations also will be affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

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

If we foreclose on a commercial and multi-family real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As of September 30, 2012, our commercial and multi-family real estate loans totaled $490.3 million, or 40.4% of our total gross loan portfolio, as compared to $220.3 million, or 28.0%, of our total gross loan portfolio as of December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended September 30, 2012 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet be purchased
07/1/12-07/31/12	—	—	—	1,000,000
08/1/12-08/31/12	12,544	$12.0597	12,544	987,456
09/1/12-09/30/12	—	—	—	987,456

The Company currently has a stock buyback plan and purchased 12,544 shares in August 2012 at an average price of $12.0597 with a total cost of $151,799.11, including fees. In addition, the Company also purchased shares during the quarter related to tax liability sales for employee stock benefit plans, consistent with past practices.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc. (sometimes referred to below as the “Registrant” or the “Company”), Gateway Bancorp, Inc. (“Gateway”), each of the stockholders of Gateway and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)

2.1A	Amendment No. 1, dated as of November 28, 2011, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(1)

2.2B	Amendment No. 2, dated as of February 24, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(2)

2.2C	Amendment No. 3, dated as of June 30, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(3)

2.2D	Amendment No. 4, dated as of July 31, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(4)

2.3	Agreement and Plan of Merger, dated as of August 30, 2011, by and between First PacTrust Bancorp, Inc. and Beach Business Bank, as amended by Amendment No. 1 thereto dated as of October 31, 2011	(b)

2.4	Agreement and Plan of Merger, dated as of August 21, 2012, by and among First PacTrust Bancorp, Inc., Beach Business Bank and The Private Bank of California	(c)

3.1	Articles of Incorporation of First PacTrust Bancorp, Inc.	(d)

3.2	Articles of Amendment to the Charter of First PacTrust Bancorp, Inc.	(e)

3.3	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(f)

3.4	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Class B Non-Voting Common Stock	(g)

3.5	Articles of Amendment to Articles Supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Class B Non-Voting Common Stock	(h)

3.6	Bylaws of First PacTrust Bancorp, Inc.	(i)

4.1	Warrant to purchase up to 240,000 shares of First PacTrust Bancorp, Inc. common stock originally issued on November 1, 2010	(g)

4.2	Warrant to purchase up to 1,395,000 shares of First PacTrust Bancorp, Inc. common stock originally issued on November 1, 2010	(g)

4.3	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(q)

4.4	Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50% Senior Notes due April 15, 2020 and form of 7.50% Senior Notes due April 15, 2020	(q)

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

4.5A	Warrant Agreement, dated as of June 29, 2012 (the “Warrant Agreement”), by and between First PacTrust Bancorp, Inc. and Registrar and Transfer Company, as Warrant Agent	(i)

4.5B	Form of Warrant Certificate (included as Exhibit A to the Warrant Agreement filed as Exhibit 4.5A)	(i)

10.1	Change in Control Severance Agreement, dated as of August 22, 2002, by and between Pacific Trust Bank and Hans R. Ganz	(d)

10.2	Reserved

10.3	Change in Control Severance Agreement, dated as of August 22, 2002, by and between Pacific Trust Bank and James P. Sheehy	(d)

10.4	Change in Control Severance Agreement, dated as of August 22, 2002, by and between Pacific Trust Bank and Regan J. Lauer (substantially identical to form of Change in Control Severance Agreement with James P. Sheehy)	(d)

10.5	Form of Agreement to Modify Severance Benefits by and between Pacific Trust Bank and each of Hans R. Ganz, James P. Sheehy, and Regan Lauer	(j)

10.6	Employment Agreement, dated as of November 1, 2010, between First PacTrust Bancorp, Inc. and Gregory A. Mitchell (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Mitchell pursuant to his Employment Agreement)	(g)

10.6A	Separation and Settlement Agreement, dated as of September 21, 2012, by and between First PacTrust Bancorp, Inc. and Gregory A. Mitchell	(k)

10.7	Employment Agreement, dated as of November 17, 2010, by and among First PacTrust Bancorp, Inc. and Pacific Trust Bank and Richard Herrin (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Herrin pursuant to his Employment Agreement)	(l)

10.7A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Richard Herrin	10.7A

10.7B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Richard Herrin	10.7B

10.8	Employment Agreement, dated as of November 23, 2010, by and among First PacTrust Bancorp, Inc. and Pacific Trust Bank and Matthew Bonaccorso (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Bonaccorso pursuant to his Employment Agreement)	(m)

10.8A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Matthew Bonaccorso	10.8A

10.9	Employment Agreement, dated as of November 23, 2010, by and among First PacTrust Bancorp, Inc. and Pacific Trust Bank and Gaylin Anderson (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Anderson pursuant to his Employment Agreement)	(m)

10.9A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Gaylin Anderson	10.9A

10.9B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Gaylin Anderson	10.9B

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

10.10	Employment Agreement, dated as of November 29, 2012, by and among First PacTrust Bancorp, Inc. and Pacific Trust Bank and Chang Liu (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Liu pursuant to his Employment Agreement)	(m)

10.10A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Chang Liu	10.10A

10.10B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Chang Liu	10.14B

10.11	Employment Agreement, dated as of May 6, 2011, by and among First PacTrust Bancorp, Inc. and Pacific Trust Bank and Marangal I. Domingo (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Domingo pursuant to his Employment Agreement)	(n)

10.11A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Marangal I. Domingo	10.11A

10.12	Employment Agreement, dated as of August 21, 2012, by and between First PacTrust Bancorp, Inc. and Steven Sugarman	10.12

10.12A	Stock Appreciation Right Grant to Steven Sugarman dated August 21, 2012	10.12A

10.13	Employment Agreement, dated as of September 25, 2012, by and among First PacTrust Bancorp, Inc., Pacific Trust Bank and Beach Business Bank and Robert M. Franko	10.13A

10.13A	Mutual Termination and Release Letter Agreement, dated September 25, 2012, relating to Executive Employment Agreement, dated June 1, 2003, between Doctors’ Bancorp, predecessor-in-interest to Beach Business Bank, and Robert M. Franko	10.13A

10.14A	Employment Agreement, dated as of August 22, 2012, by and among First PacTrust Bancorp, Inc. and John C. Grosvenor	10.14A

10.14B	Employment Agreement, dated as of November 5, 2012, by and among First PacTrust Bancorp, Inc. and Ron Nicolas	10.14B

10.14C	Employment Agreement, dated as of November 14, 2012, by and among First PacTrust Bancorp, Inc. and Lonny Robinson	10.14C

10.15	Registrant’s 2011 Omnibus Incentive Plan	(o)

10.15A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(r)

10.15B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(r)

10.15C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(r)

10.16	Registrant’s 2003 Stock Option and Incentive Plan	(p)

10.17	Registrant’s 2003 Recognition and Retention Plan	(p)

10.18	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between First PacTrust Bancorp, Inc. and the Secretary of the United States Treasury	(f)

11.0	Statement regarding computation of per share earnings	None

15.0	Letter re unaudited interim financial information	None

18.0	Letter regarding change in accounting principles	None

19.0	Report furnished to security holders	None

22.0	Published Report regarding matters submitted to vote of security holders	None

24.0	Power of Attorney	None

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)(Principal Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (President)	31.2

31.3	Rule 13(a)-14(a) Certification (Chief Financial Officer)(Principal Financial Officer)	31.3

31.4	Rule 13(a)-14(a) Certification (Principal Accounting Officer)	31.4

32.0	Rule 13(a)-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income and Comprehensive Income/(Loss); (iii) Consolidated Statements of Shareholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.	101.0

*	(a) Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.

(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference

(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.

(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.

(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.

(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference

(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.

(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference

(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 5, 2012 and incorporated herein by reference.

(j)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on December 20, 2010 and incorporated herein by reference.

(k)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 27, 2012 and incorporated herein by reference.

(l)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference.

(m)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

(n)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 10, 2011 and incorporated herein by reference.

(o)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference

(p)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(r)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: November 13, 2012	/s/ Steven A. Sugarman
Steven A. Sugarman
Chief Executive Officer

Date: November 13, 2012	/s/ Robert M. Franko
Robert M. Franko
President

Date: November 13, 2012	/s/ Marangal I. Domingo
Marangal I. Domingo
Executive Vice President/ Chief Financial Officer

Date: November 13, 2012	/s/ Regan J. Lauer
Regan J. Lauer
Senior Vice President/ Controller