Form 10-K
period 2012-12-31
FIRST PACTRUST BANCORP INC
filed 2013-03-28
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

7.50% Senior Notes Due April 15, 2020

(Title of class)

The NASDAQ Stock Market LLC

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the NASDAQ Stock Market LLC as of June 29, 2012, was $123.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of March 3, 2013, the registrant had outstanding 10,806,368 shares of voting common stock and 1,112,188 shares of Class B non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held in 2013.

FIRST PACTRUST BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2012

PART I

Item 1. Business

General

First PacTrust Bancorp, Inc. is a multi-bank holding company of Pacific Trust Bank, a federal savings bank (“PacTrust Bank”), and Beach Business Bank, a California-chartered bank (“Beach” and collectively with PacTrust Bank, the “Banks”). First PacTrust was incorporated under Maryland law in March 2002 to hold all of the stock of PacTrust Bank upon completion in August 2002 of PacTrust Bank’s conversion from the mutual to the stock form of ownership and the concurrent initial public offering of First PacTrust’s common stock. Beach became a wholly owned subsidiary of First PacTrust through an acquisition we completed in July 2012. See “—Recent Acquisitions.” Unless the context otherwise requires, all references to “First PacTrust” refer to First PacTrust Bancorp, Inc. excluding its consolidated subsidiaries and all references to the “Company,” “we,” “us” or “our” refer to First PacTrust Bancorp, Inc. including its consolidated subsidiaries.

As a bank holding company, First PacTrust generally is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by regulation or order of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), have been identified as activities closely related to the business of banking or managing or controlling banks. First PacTrust is not an operating company and its assets primarily consist of the outstanding stock of the Banks, a non-banking subsidiary formed to hold real estate, cash and fixed income investments. From time to time, First PacTrust has purchased impaired loans and leases, investments and other real estate owned (“OREO”) from the Banks to assure the Banks’ safety and soundness. First PacTrust has no significant liabilities at the holding company level other than $82.7 million in Senior Notes and related interest payments, compensation of its executive employees and directors, as well as expenses related to strategic initiatives. First PacTrust also utilizes the support staff and offices of the Banks and pays the Banks for these services. If First PacTrust expands or changes its business in the future, it may hire additional employees of its own.

The Banks offer a variety of financial services to meet the banking and financial needs of the communities we serve. PacTrust Bank is headquartered in Orange County, California, and Beach is headquartered in Los Angeles County, California, and as of December 31, 2012 the Banks operated 19 banking offices in San Diego, Riverside, Orange, and Los Angeles Counties in California and 24 single family mortgage loan production offices in California, Arizona, Oregon and Washington.

The principal business of PacTrust Bank consists of attracting retail deposits from the general public and investing these funds primarily in loans secured by first mortgages on owner-occupied, one- to four-family residences, a variety of consumer loans, multi-family and commercial real estate and commercial business loans. PacTrust Bank solicits deposits in PacTrust Bank’s market area and, to a lesser extent, from institutional depositors nationwide and may accept brokered deposits.

PacTrust Bank consumer product and service offerings include checking, savings, money market, certificates of deposit, retirement accounts as well as mobile, online & telephone banking, automated bill payment, electronic statements, safe deposit boxes, direct deposit and wire transfers. Bank customers also have the ability to access their accounts through a nationwide network of over 30,000 surcharge-free ATMs.

PacTrust Bank offers its business customers services including commercial and industrial lending, Small Business Administration (“SBA”) lending, equipment leasing & financing, cash & treasury management, card payment services, remote deposit, ACH origination and employer/employee retirement planning.

Beach is a community bank engaged in the general commercial banking business. Beach offers a variety of deposit and loan products to individuals and small to mid-sized businesses. Beach’s business plan emphasizes providing highly specialized financial services in a personalized manner to individuals and businesses in its service area. Through a division called The Doctors Bank®, Beach also serves physicians and dentists nationwide. In addition, Beach specializes in providing SBA loans, as member of the SBA’s Preferred Lender Program.

As a bank holding company, First PacTrust is subject to regulation by the Federal Reserve Board. As a federal savings bank, PacTrust Bank is subject to regulation primarily by the Office of the Comptroller of the Currency (the “OCC”). As a California-chartered bank that is not a member of the Federal Reserve System, Beach is subject to regulation primarily by the California Department of Financial Institutions (the “DFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). See “Regulation and Supervision.”

The principal executive offices of the Company are located at 18500 Von Karman Avenue, Suite 1100, California, and its telephone number is (949) 236-5211. First PacTrust’s voting common stock is listed on the NASDAQ Stock Market under the symbol BANC and its 7.50% Senior Notes Due April 15, 2020 are listed on the NASDAQ Stock Market under the symbol BANC.L.

The reports, proxy statements and other information that First PacTrust files with the SEC, as well as news releases, are available free of charge through the Company’s Internet site at http://www.firstpactrustbancorp.com. This information can be found on the First PacTrust Bancorp, Inc. “News” or “SEC Filings” pages of our Internet site. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed and furnished pursuant to Section 13(a) of the Exchange Act are available as soon as reasonably practicable after they have been filed or furnished to the SEC. Reference to the Company’s Internet address is not intended to incorporate any of the information contained on our Internet site into this document.

Strategy

First PacTrust strives to be a quality high performing community bank holding company for the long-term benefit of our shareholders, customers and employees. Our overall strategy is comprised of specific growth and operating objectives. The key elements of that strategy are:

Growth Strategies

•	Expand our franchise through acquisitions or the establishment of new branches or banks in markets that offer regional continuity, such as the greater Southern California market.

•

Continue as a public company with a common stock that is quoted and traded on a national stock market. In addition to providing access to growth capital, we believe a “public currency” provides flexibility in structuring acquisitions and will allow us to attract and retain qualified management through equity-based compensation.

•

Diversify the residential lending platform through additional lending channels such as correspondent lending, warehouse lending and wholesale lending, which will result in expanding production sources and broadening our own product mix and geographic concentration.

•

Enhance the residential lending product mix and loan sale alternatives by seeking Ginnie Mae approval to originate qualified loans that are subsequently sold as mortgage backed securities with a full government credit guaranty.

•

Expand and enhance our mortgage banking operations. As a result of our 2012 Gateway Bancorp (“Gateway”) acquisition, we acquired a well established mortgage banking platform (Mission Hills Mortgage Banking). The platform provided us with 24 loan production offices in California, Arizona, Oregon and Washington.

•

Increase our SBA production. SBA loans provide us an option to portfolio or to sell the guaranteed portion of loans in the secondary market. The 2012 acquisitions of Beach and Gateway provided us with a well established SBA platform from which to grow. With centralized underwriting in Southern California and strong marketing personnel, we anticipate both interest income and non-interest income will continue to increase in the near term.

•

Purchases of credit impaired loan pools. We completed three bulk acquisitions of credit impaired loans during 2012 (subsequent to the Beach and Gateway acquisitions), at a significant discount to both the current property value of the collateral and the note balance. We intend to continue the purchase of such loans where we believe we can obtain an attractive risk adjusted return as part of our portfolio diversification.

•

Expand our commercial lending portfolios to diversify both our customer base and maturities of the loan portfolio and to benefit from the low cost deposits associated with individual accounts and the professional, general business and service industries that are common commercial borrowers. During 2012, we successfully completed two acquisitions that included a team of local commercial lending officers which has given us a greater network and far greater capacity to attract commercial relationships.

•	Continue to grow our commercial real estate lending by leveraging the backgrounds and contacts of our experienced lending officers to expand market share.

Operating Strategies

•

Sustained focus on residential lending profit margins by building a scalable platform and continuously driving efficiency and productivity gains through implementation of technology and process enhancements.

•

Enhance our risk management functions by proactively managing sound procedures and committing experienced human resources to this effort. We seek (i) to identify risks in all functions of our business, including credit, operations and asset and liability management, (ii) to evaluate such risks and their trends and (iii) to adopt strategies to manage such risks based upon our evaluations.

•	Maintain high asset quality by continuing to utilize rigorous loan underwriting standards and credit risk management practices.

•

Continue to actively manage interest rate and market risks by closely matching the volume and maturity of our interest sensitive assets to our interest sensitive liabilities in order to mitigate adverse effects of rapid changes in interest rates on either side of our balance sheet.

•	Expand residential, commercial and industrial, as well as small business relationships which commonly are associated with deposits that are a lower cost and more stable funding source.

Recent Acquisitions

Beach. On July 1, 2012, we completed our acquisition of Beach for aggregate cash consideration of approximately $39.1 million plus one-year warrants to purchase up to an aggregate of 1.4 million shares of First PacTrust common stock at an exercise price of $14.00 per share. As of July 1, 2012, Beach had total assets of $312.0 million, total loans of $229.7 million and total deposits of $271.3 million. Upon the completion of the acquisition, Beach became a wholly owned subsidiary of First PacTrust.

Gateway. On August 18, 2012, we completed our acquisition of Gateway, the holding company for Gateway Business Bank, for an aggregate purchase price of $15.4 million in cash. In connection with the acquisition, Gateway Business Bank was merged into PacTrust Bank. As of August 18, 2012, Gateway Business Bank had total assets of $178.0 million, total loans of $131.3 million and total deposits of $143.0 million. The acquisition included Mission Hills Mortgage Bankers (“MHMB”), the mortgage banking division of Gateway Business Bank. From 2006 through the acquisition date, MHMB has originated over $6.3 billion of mostly prime mortgage loans, a majority of which have been sold servicing-released through correspondent relationships with financial institutions including through Government Sponsored Enterprises (“GSEs”). Prior to merging with PacTrust Bank, Gateway Business Bank independently operated two full service branches in Laguna Hills and Lakewood, California and MHMB operated 24 retail mortgage production offices throughout California, Oregon, Washington and Arizona. MHMB now operates as a division of PacTrust Bank.

Pending Acquisition

Private Bank of California

On August 21, 2012, First PacTrust and Beach entered into a definitive agreement to acquire all the outstanding stock of The Private Bank of California, a California-chartered bank (“PBOC”). Pursuant to the agreement, if the PBOC merger is completed, PBOC will merge with and into Beach (or at the option of First PacTrust, PacTrust Bank). At December 31, 2012, PBOC had total assets of $712.4 million, total loans, net of allowance for loan losses, of $367.4 million and total deposits of $582.1 million. PBOC provides a range of financial services, including credit and deposit products as well as cash management services, from its headquarters located in the Century City area of Los Angeles, California as well as a full-service branch in Hollywood and a loan production office in downtown Los Angeles. PBOC’s target clients include high-net worth and high income individuals, business professionals and their professional service firms, business owners, entertainment service businesses and non-profit organizations.

If the PBOC merger is completed, each holder of PBOC common stock will receive a proportional share of 2,083,333 shares of First PacTrust common stock and $24,887,513 in cash, in each case subject to certain adjustments. If the total value of the merger consideration, calculated for this purpose using $12.00 as the value of one share of First PacTrust common stock, would otherwise exceed an amount equal to 1.30 times PBOC’s tangible common equity as of the last business day of the month immediately prior to the closing of the merger (after subtracting from tangible common equity certain unaccrued one-time PBOC merger-related costs and expenses) then the cash portion of the merger consideration will be adjusted downward until the total value of the merger consideration is equal to such amount. We plan to finance the cash portion of the merger consideration with cash on hand.

In addition, if the PBOC merger is completed, each share of preferred stock issued by PBOC as part of the Small Business Lending Fund (“SBLF”) program of the United States Department of Treasury (10,000 shares in the aggregate with a liquidation preference amount of $1,000 per share) will be converted automatically into one substantially identical share of First PacTrust preferred stock. The terms of the preferred stock to be issued by First PacTrust in exchange for the PBOC preferred stock are substantially identical to the preferred stock previously issued by First PacTrust (and currently outstanding) as part of its own participation in the SBLF program (32,000 shares in the aggregate with a liquidation preference amount of $1,000 per share).

Completion of the PBOC merger is subject to certain conditions, including receipt of approval of the shareholders of PBOC and regulatory approvals. The acquisition will be accounted for under the acquisition method of accounting. We expect to complete the transaction in the second quarter of 2013, although we cannot assure you that the transaction will close on that timetable or at all.

The Palisades Group

On November 30, 2012, First PacTrust entered into a Units Purchase Agreement, dated as of November 30, 2012 (the “Agreement”), by and among First PacTrust, Stephen Kirch, Jack Macdowell and The Palisades Group, LLC (“Palisades”), pursuant to which First PacTrust has an irrevocable option to purchase for an aggregate consideration of $500,000 (i) all of the currently issued and outstanding membership interests in

Palisades, which are presently held by Messrs. Kirch and Macdowell, and (ii) newly-issued membership interests in Palisades. Of the $500,000 aggregate consideration payable by First PacTrust in respect of the Agreement, $450,000 is expected to be retained by Palisades as working capital. The option is exercisable in First PacTrust’s sole discretion. In the event the option is exercised, the purchase of the membership interests contemplated by the Agreement will be subject to the satisfaction of certain closing conditions, including among other matters, the receipt of all required regulatory approvals, the amendment and restatement of the Palisades limited liability company agreement in a form satisfactory to First PacTrust, and the execution of agreements providing for the continued employment of Messrs. Kirch and Macdowell by Palisades on terms satisfactory to First PacTrust. First PacTrust entered into the Agreement in connection with its ongoing evaluation of certain non-deposit operations and strategies, including First PacTrust’s and its subsidiaries’ mortgage portfolio strategies.

Palisades was formed in 2012 and seeks to provide certain management, advisory and administrative services to mortgage loan portfolios held by public and private investors. Palisades currently provides such services to PacTrust Bank.

Acquisitions of Credit Impaired Loans

During the course of 2012, the Company completed three bulk acquisitions of generally performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. The Company was able to acquire these loans at a significant discount to both current property value at acquisition and note balance. For each acquisition the Company was able to utilize it’s background in mortgage credit analysis to re-underwrite the borrower’s credit to arrive at what it believes to be an attractive risk adjusted return for a highly collateralized investment in performing mortgage loans. The acquisition program implemented and executed by the Company involved a multifaceted due diligence process that included compliance reviews, title analyses, review of modification agreements, updated property valuation assessments, collateral inventory and other undertakings related to the scope of due diligence. In aggregate, the purchase price of the loans was less than 70% of current property value at the time of acquisition based on a third party broker price opinion, and less than 60% of note balance at the time of acquisition. Commonly referred to as “re-performing” loans, these loans were discounted because either (i) the borrower was delinquent at the time of the loan purchase or had previously been delinquent and had become current prior to our purchase of the loan, or (ii) because of a decline in the value of the property securing the loan since the date the loan was originated, the loan had an outstanding principal balance in excess of value of the underlying property and had an effective loan-to-value ratio of over 100%.

The Company acquired these loans with an unpaid principal balance of $114.8 million and a carrying value of $66.7 million. As of December 31, 2012, the unpaid principal balance of these loans was $108.3 million and the carrying value was $64.9 million. At the time of acquisition, approximately 97.1% of the mortgage loans had the original terms modified at some point since origination by a prior owner or servicer. The mortgage loans had a current weighted average interest rate of 4.13%, determined by the unpaid principal balance as of December 31, 2012. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by the current principal balance and excluding those with no credit score on file was 632. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $252,406. Approximately 97% of the loans were performing loans, 3% were delinquent and no loans were in foreclosure at the date of acquisition. Approximately 86.0% of the borrowers by current principal balance had made their last 12 scheduled monthly payments at the time the loans sold (or, in some cases calculated as making the last 11 scheduled monthly payments), and 99.1% had made their last six scheduled monthly payments. The mortgage loans are secured by residences located across 42 states, with California having the greatest geographic concentration at 31.5% of the unpaid principal balance at December 31, 2012.

At December 31, 2012, approximately 94% of the loans were performing, 6% were delinquent and 0.2% were in foreclosure.

Forward-Looking Statements

This Form 10-K contains various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on assumptions and describe our future plans and strategies and our expectations. These forward-looking statements are generally identified by words such as “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar words. Our ability to predict results or the actual effect of future plans or strategies is uncertain. Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement for the Company’s pending acquisition of PBOC; (ii) the outcome of any legal proceedings that may be instituted against the Company or PBOC; (iii) the inability to complete the PBOC transaction due to the failure to satisfy such transaction’s conditions to completion, including the receipt of regulatory approvals and the approval of the merger agreement by PBOC’s shareholders; (iv) risks that the proposed PBOC transaction, or the Company’s recently completed acquisitions of Beach and Gateway, may disrupt current plans and operations, the potential difficulties in customer and employee retention as a result of the transactions and the amount of the costs, fees, expenses and charges related to the transactions; (v) continuation or worsening of current recessionary conditions, as well as continued turmoil in the financial markets; (vi) the credit risks of lending activities, which may be affected by further deterioration in real estate markets and the financial condition of borrowers, may lead to increased loan and lease delinquencies, losses and nonperforming assets in our loan and lease portfolio, and may result in our allowance for loan and lease losses not being adequate to cover actual losses and require us to materially increase our loan and lease loss reserves; (vii) the quality and composition of our securities portfolio; (viii) changes in general economic conditions, either nationally or in our market areas; (ix) continuation of the historically low short-term interest rate environment, changes in the levels of general interest rates, and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources; (x) fluctuations in the demand for loans and leases, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area; (xi) results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan and lease losses, write-down asset values, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (xii) legislative or regulatory changes that adversely affect our business, including changes in regulatory capital or other rules; (xiii) our ability to control operating costs and expenses; (xiv) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; (xv) errors in our estimates in determining fair value of certain of our assets, which may result in significant declines in valuation; (xvi) the network and computer systems on which we depend could fail or experience a security breach; (xvii) our ability to attract and retain key members of our senior management team; (xviii) costs and effects of litigation, including settlements and judgments; (xix) increased competitive pressures among financial services companies; (xx) changes in consumer spending, borrowing and saving habits; (xxi) adverse changes in the securities markets; (xxii) earthquake, fire or other natural disasters affecting the condition of real estate collateral; (xxiii) the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions; (xxiv) inability of key third-party providers to perform their obligations to us; (xxv) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board or their application to our business or final audit adjustments, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; (xxvi) war or terrorist activities; and (xxvii) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report.

We do not undertake, and specifically disclaim, any obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities

General. The Company offers a number of different commercial and consumer loan products, including commercial and industrial loans, commercial real estate mortgage loans, multi-family mortgage loans, SBA guaranteed business loans, construction loans, lease financing, single family 1-4 unit residential mortgage loans, home equity lines of credit (“HELOCs”), home equity loans and other consumer loans.

The Company’s commercial and consumer loans carry either a fixed or an adjustable rate of interest. At December 31, 2012, the Company’s net loan portfolio totaled $1.2 billion, which constituted 73.3% of our total assets. The breakdown of total gross loans in the portfolio was: 51.1% 1-4 residential (the “SFR Mortgage Portfolio”), 27.3% commercial real estate mortgages, 9.1% commercial multi-family, 6.4% commercial and industrial, 1.7% HELOCs, home equity loans and other consumer installment credit, 0.5% construction, 2.9% SBA, and 0.9% lease financing.

As of December 31, 2012, $658.6 million, or 52.8% of our total gross loan and lease portfolio was secured by single-family mortgage loans and home equity lines of credit. The Company’s SFR mortgage portfolio is comprised of a combination of traditional, fully-amortizing and non-traditional mortgage loans. The Company’s non-traditional mortgage loan portfolio includes our Green Account Loans (“Green Loans”), interest only mortgage loans, and mortgage loans with potential for negative amortization. At December 31, 2012, the balance of the Company’s non-traditional mortgage (“NTM”) portfolio totaled $368.2 million, or 29.5% of the total gross loan portfolio, of which first mortgage Green Loans totaled $206.0 million or 16.5%. Green Loans are first and second mortgage lines of credit with linked checking accounts that allow all types of deposits and withdrawals to be performed, including direct deposit, check debit cards, ATM, ACH debits and credits, and internet banking and bill payment transactions. Also, at December 31, 2012, the Company had a total of $143.0 million in interest-only mortgage loans and $19.3 million in mortgage loans with potential for negative amortization.

In the case of PacTrust Bank, as of December 31, 2012, the Executive Vice President of Lending and the Chief Credit Officer may each approve loans to one borrower or group of related borrowers up to $2.5 million. The President/Chief Executive Officer (“CEO”) in combination with the Chief Credit Officer may approve loans to one borrower or group of related borrowers up to $5.0 million. The Management Loan Committee may approve loans to one borrower or group of related borrowers up to $10.0 million, with no single loan exceeding $5.0 million. The Board Loan Committee must approve loans over these amounts or outside our general loan policy.

In the case of Beach, as of December 31, 2012, the CEO in combination with the Chief Credit Officer may approve loans up to $1.5 million. Loans in excess of $1.5 million are presented to Beach’s Directors Loan Committee for final approval.

At December 31, 2012, the maximum amount which PacTrust Bank could have loaned to any one borrower and the borrower’s related entities was approximately $43.2 million on a secured basis and $25.9 million on an unsecured basis.

At December 31, 2012, the maximum amount which Beach could have loaned to any one borrower and the borrower’s related entities was approximately $8.7 million on a secured basis and $5.2 million on an unsecured basis.

The following table presents information concerning the composition of the Company’s loan and lease portfolio in dollar amounts and in percentages as of the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Commercial:
Commercial and industrial	$80,393	6.5%	$9,019	1.1%	$6,744	1.0%	$6,782	0.9%	$7,348	0.9%
Real estate mortgage	339,888	27.3	126,388	16.1	61,396	8.9	64,002	8.4	57,016	7.1
Multi-family	113,674	9.1	85,605	10.9	33,040	4.8	34,235	4.5	34,831	4.3
SBA	36,120	2.9	—	0.0		0.0	—	0.0	—	0.0
Construction	6,648	0.5	—	0.0	—	0.0	—	0.0	17,835	2.2
Lease financing	11,203	0.9	—	0.0	—	0.0	—	0.0	—	0.0
Consumer:
Real estate 1-4 family first mortgage	637,071	51.1	546,760	69.6	568,854	82.3	633,118	83.4	670,401	82.9
HELOCs, home equity loans, and other consumer installment credit	21,562	1.7	17,823	2.3	20,954	3.0	20,983	2.8	21,319	2.6

Total loans	1,246,559	100.0%	785,595	100.0%	690,988	100.0%	759,120	100.0%	808,750	100.0%
Net deferred loan costs	447		1,109		1,824		2,262		2,581
Unamortized purchase premium	1,465		1,685		—		—		—
Allowance for loan losses	(14,448)		(12,780)		(14,637)		(13,079)		(18,286)

Total loans receivable, net	$1,234,023		$775,609		$678,175		$748,303		$793,045

The following table shows loan and lease originations, purchases, sales, and repayment activities excluding loans originated for sale, for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Originations by type:
Adjustable rate:
Real estate—one- to four-family	$183,343	$44,554	$3,552
Multi-family, commercial and land	72,142	12,826	3,742
SBA	5,216	—	—
Construction or development	16,961	—	—
Consumer and other	5,268	64,851	89,389
Commercial and industrial	32,329	—	—

Total adjustable-rate	315,259	122,231	96,683
Fixed rate:
Real estate—one-to four-family	2,382	—	—
Multi-family, commercial and land	95,640	76,299	—
SBA	2,970	—	—
Non-real estate-consumer	150	97	387
Commercial and industrial	2,103	493	871

Total fixed-rate	103,245	76,889	1,258
Total loans originated	418,504	199,120	97,941
Purchases:
Real estate—one- to four-family	66,718	—	182
Multi-family, commercial and land	18,674	58,027	—
Construction or development	—	—	—
Lease financing	14,487	—	—
Consumer and other	—	—	—
Commercial and industrial	—	—	—

Total loans purchased	99,879	58,027	182
Acquired in business combinations	288,285	—	—
Repayments:
Principal repayments	(276,399)	(162,700)	(158,573)
Sales	(70,438)	—	—
Increase (decrease) in other items, net	(1,417)	2,987	(9,424)

Net increase (decrease)	$458,414	$97,434	$(69,874)

Commercial and Industrial Loans.

Commercial and industrial loans are made to finance operations, provide working capital, or to finance the purchase of assets, equipment or inventory. A borrower’s cash flow from operations is generally the primary source of repayment. Accordingly, our policies provide specific guidelines regarding debt coverage and other important financial ratios. Commercial and industrial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and guarantor(s) and generally are collateralized by short-term assets such as accounts receivable, inventory, equipment or real estate and have a maturity of one year or less. Commercial term loans are typically made to finance the acquisition of fixed assets or refinance short-term debt originally used to purchase fixed assets. Commercial term loans generally have terms of one to five years. They may be collateralized by the asset being acquired or other available assets.

Commercial and industrial loans include short-term secured and unsecured business and commercial loans with maturities typically ranging up to 5 years (up to 10 years if a SBA loan), accounts receivable financing typically for 1-5 years (up to 10 years if a SBA loan), and equipment leases up to 6 years. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal’s prime rate and will vary based on market conditions and be commensurate to the credit risk. Where it can be negotiated, loans are written with a floor rate of interest. Generally, lines of credit are granted for no more than a 12-month period.

Commercial and industrial loans, including accounts receivable and inventory financing, generally are made to businesses that have been in operation for at least 5 years or less if a SBA loan, including start ups. To qualify for such loans, prospective borrowers generally must have debt-to-net worth ratios not exceeding 3-to-1, operating cash flow sufficient to demonstrate the ability to pay obligations as they become due, and good payment histories as evidenced by credit reports. We attempt to control our risk by generally requiring loan-to-value (“LTV”) ratios of not more than 80% and by closely and regularly monitoring the amount and value of the collateral in order to maintain that ratio.

The Company’s commercial and industrial business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. In order to mitigate the risk of borrower default, we generally require collateral to support the credit or, in the case of loans made to businesses, personal guarantees from their owners, or both. In addition, all such loans must have well-defined primary and secondary sources of repayment. Nonetheless, these loans are believed to carry higher credit risk than traditional single-family home loans.

Commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). The Company’s commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. See “—Asset Quality—Non-Accrual Loans and Leases” in Item 1.

Commercial and industrial loan growth also assists in the growth of our deposits because many commercial loan borrowers establish noninterest-bearing (demand) and interest-bearing transaction deposit accounts and banking services relationships with us. Those deposit accounts help us to reduce our overall cost of funds and those banking services relationships provide us with a source of non-interest income.

At December 31, 2012 and 2011, commercial and industrial loans totaled $80.4 million or 6.4% and $9.0 million or 1.2% respectively, of the total gross loans. This increase was due to the acquisition of commercial loans in the Beach acquisition and origination of $134.0 million of commercial loans in 2012.

Commercial Real Estate Mortgage and Multi-Family Real Estate Lending. A focus of the Company is the funding of commercial real estate and multi-family loans. These loans are secured primarily by multi-family dwellings, and a limited amount of retail establishments, hotels, motels, warehouses, and office buildings, commercial and industrial buildings primarily located in the Company’s market area, and throughout the West Coast. At December 31, 2012, commercial real estate and multi-family loans totaled $339.9 million, or 27.3%, and $113.7 million, or 9.1%, respectively, of the Company’s total gross loans, as compared to $126.4 million, or 16.1%, and $85.6 million, or 10.9%, respectively, of the Company’s total gross loans, at December 31, 2011.

The Company’s loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on these loans typically do not exceed

75% of the appraised value of the property securing the loan. These loans typically require monthly payments, may contain balloon payments and have maximum maturities of 30 years.

Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. The Company generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state licensed fee appraisers approved by management. See “—Loan and Lease Originations, Purchases, Sales and Repayments.” The Company generally maintains a tax or insurance escrow account for loans secured by multi-family and commercial real estate. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is generally required to provide periodic financial information.

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one-to-four single family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers.

Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “—Asset Quality—Non-Accrual Loans and Leases” in Item 1.

Small Business Administration Loans. The Company provides numerous SBA loan products, primarily through Beach Business Bank which has the distinction of Preferred Lenders Program (“PLP”) status within the SBA. Beach’s PLP status generally gives it the authority to make the final credit decision and have most servicing and liquidation authority. The Company provides the following SBA products:

•

7(a)—These loans provide the Company with a guarantee from the SBA of the United States Government for up to 85% of the loan amount for loans up to $5 million. Generally the guaranty percentage for loans in excess of $150,000 is 75%. There are term loans that can be used for a variety of purposes including expansion, renovation, new construction, and equipment purchases. Depending on collateral, these loans can have terms ranging from 7 to 25 years. The guaranteed portion of these loans is often sold into the secondary market.

•

Cap Lines—Also guaranteed up to 85% and typically used for working capital purposes, secured by accounts receivable and/or inventory. These lines are up to $5 million and can be issued on an interest only basis for up to 10 years.

•

504 Loans—These are real estate loans in which the lender can advance up to 90% of the purchase price; retain 50% as a first trust deed; and, have a Certified Development Company (“CDC”) retain the 2nd position for 40%. CDC’s are licensed by the SBA. Required equity of the borrower is 10%. Terms of the first trust deed are typically similar to market rates for conventional real estate loans, while the CDC establishes rates and terms for the second trust deed loan.

•	SBA Express—These loans offer a 50% guaranty by the SBA and are up to a maximum of $350,000. These loans are typically revolving lines and have maturities of up to 7 years.

SBA lending is subject to federal legislation that can affect the availability and funding of the program. This dependence on legislative funding might cause future limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business.

The Company’s portfolio of SBA loans is subject to certain risks, including, but not limited to: (i) the effects of economic downturns on the Southern California economy; (ii) interest rate increases; (iii) deterioration of the value of the underlying collateral; and (iv) deterioration of a borrower’s or guarantors financial capabilities. We attempt to reduce the exposure of these risks through: (a) reviewing each loan request and renewal individually; (b) adhering to written loan policies; (c) adhering to SBA policies and regulations; (e) obtaining independent third party appraisals; and (f) obtaining external independent credit reviews. SBA loans normally require monthly installment payments of principal and interest and therefore are continually monitored for past due conditions. In general, the Company receives and reviews financial statements and other documents of borrowing customers on an ongoing basis during the term of the relationship and responds to any deterioration identified.

Beach Business Bank has historically been ranked as one of the top 100 Banks in the country in SBA lending volume.

At December 31, 2012, SBA loans totaled $36.1 million or 2.9% of total gross loans. The Company did not originate any SBA loans in 2011.

Construction Lending. Our construction lending primarily relates to one-to-four single family properties. From time to time the Company has purchased participations in real estate construction loans, however, it has not done so since 2008. The Company may in the future originate or purchase loans or participations in construction loans. The Company had $6.6 million in construction loans at December 31, 2012, or 0.5% of total gross loans compared to zero at December 31, 2011.

Lease Financing. Commercial equipment leasing and financing was introduced as a product in the third quarter of 2012 to meet the needs of small and medium sized business for growth through investments in commercial equipment. The Company provides full payout capital leases and equipment finance agreements for essential use equipment to small and medium sized business nationally. The terms are 1 to 6 years in length and generally provide more flexibility to meet the equipment obsolescence needs of small and medium sized business than traditional business loans.

Commercial equipment leases and loans are secured by the business assets being financed. These assets are secured by a Uniform Commercial Code Form 1(“UCC1”) filing on the specific assets as well as a commercial guaranty of the business and generally a personal guaranty of the owner(s) of the business. During the year ended December 31, 2012, the Company had purchased 391 contracts for $11.8 million with no losses. As of December 31, 2012, the Company had $11.2 million outstanding, or 0.9% of total loans.

Real Estate 1-4 Family First Mortgages. A significant focus for the Company is the origination of loans secured by first mortgages on one- to four-family residences in San Diego, Orange, Los Angeles and Riverside Counties, California as well as the states of Arizona, Washington and Oregon.

The Company offers a variety of loan products catering to the specific needs of borrowers, including fixed rate and adjustable rate mortgages with either 30-year or 15-year terms. The Company offers conventional mortgages eligible for sale to Fannie Mae or Freddie Mac, government insured Federal Housing Administration (“FHA”) and Veteran Affairs (“VA”) mortgages, and jumbo loans that generally meet conventional underwriting criteria except that the loan amount exceeds Fannie Mae or Freddie Mac limits.

The Company’s residential lending division includes both a direct-to-consumer retail mortgage business and a wholesale mortgage business. In the retail business, Company loan officers are located either in our call center in Irvine, Bank branches, or loan production offices and originate mortgage loans directly to consumers. The wholesale mortgage business originates residential mortgage loans submitted to the Company by outside mortgage brokers for underwriting and funding. The Company does not originate loans defined as high cost by state or federal regulators.

A majority of residential mortgage loans originated by the Company are made to finance the purchase or the refinance of existing loans on owner-occupied homes with a smaller percentage used to finance non-owner occupied homes. A majority of the Company’s loan originations for the held for investment portfolio are collateralized by real properties located in Southern California; however the Bank originates loans through its retail loan production offices throughout California and in the states of Arizona, Washington and Oregon, and to a lesser extent, in certain other states through its retail call center or mortgage brokers.

The Company generally underwrites one- to four-family loans based on the applicant’s income and credit history and the appraised value of the subject property. Generally, the Company requires private mortgage insurance for conventional loans with a loan to value greater than 80% of the lesser of the appraised value or purchase price, and FHA insurance or a VA guaranty for government loans. Properties securing our one- to four-family loans are appraised by independent fee appraisers approved by management. The Company requires borrowers to obtain title insurance, hazard insurance, and flood insurance, if necessary.

The Company currently originates one- to four-family mortgage loans on either a fixed- or an adjustable-rate basis, as consumer demand and the Banks’ risk management dictates. The Company’s pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions.

Adjustable-rate mortgages (“ARM”) loans are offered with flexible initial and periodic repricing dates, ranging from one year to seven years through the life of the loan. The Company uses a variety of indices to reprice ARM loans. During the year ended December 31, 2012, the Company originated $183.3 million of one- to four-family ARM loans with terms up to 30 years.

During the course of 2012, the Bank completed three bulk acquisitions of generally performing real estate one-to-four family first mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. At December 31, 2012, the unpaid principal balance of these loans was $108.3 million with a carrying value of $64.9 million. Approximately 94% of these loans were performing, 6% were delinquent and 0.2% were in foreclosure at December 31, 2012

The Company has grown its residential mortgage business to approximately $185.7 million in loan originations in 2012 excluding the bulk acquisition discussed above from approximately $44.6 million in loans in 2011.

The Company sells a majority of the mortgage loans it originates to various investors in the secondary market and may not service these loans after sale of the loans. However, a percentage of adjustable rate mortgage loans are held for investment, and the Company services these loans. Loans sold to investors are subject to certain indemnification provisions, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions. In addition, if a customer defaults on a mortgage payment within the first few payments after the loan is sold, the Company may be required to repurchase the loan at the full amount paid by the purchaser.

At December 31, 2012 and 2011, real estate one-to-four family first mortgages totaled $637.1 million, or 51.1% and $546.8 million or 69.6% respectively, of total gross loans.

HELOCs, Home Equity Loans and Other Consumer Credit. The Company offers a variety of secured consumer loans, including second trust deed home equity loans and home equity lines of credit and loans secured by savings deposits. The Company also offers a limited amount of unsecured loans. The Company originates consumer and other real estate loans primarily in its market area. Consumer loans generally have shorter terms to maturity or variable interest rates, which reduce our exposure to changes in interest rates, and carry higher rates of interest than do conventional one-to-four family residential mortgage loans. Management believes that offering consumer loan products helps to expand and create stronger ties to the Company’s existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

The Company’s second deed of trust home equity lines of credit totaled $21.6 million, and comprised 1.7% of the total gross loans at December 31, 2012. Other home equity lines of credit have a seven or ten year draw period and require the payment of 1.0% or 1.5% of the outstanding loan balance per month (depending on the terms) during the draw period. Following receipt of payments, the available credit includes amounts repaid up to the credit limit. Home equity lines of credit with a 10 year draw period have a balloon payment due at the end of the draw period. For loans with shorter term draw periods, once the draw period has lapsed, generally the payment is fixed based on the loan balance and prevailing market interest rates at that time.

The Company proactively monitors changes in the market value of all home loans contained in its portfolio. The Company’s credit risk management policy requires the purchase of independent, third party valuations of every property in its residential loan portfolio twice during the year. The most recent valuations were as of November 30, 2012. The Company has the right to adjust, and has adjusted, existing lines of credit to address current market conditions subject to the terms of the loan agreement and covenants. At December 31, 2012, unfunded commitments totaled $10.9 million on other consumer lines of credit. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

Non-Traditional Mortgage Loans

The Company’s non-traditional mortgage portfolio (“NTM”) is comprised of three interest only products: the Green Account Loans (“Green Loans”), the hybrid interest only adjustable rate mortgage (“ARM”) and a small number of negatively amortizing ARM loans (“Neg Am”). As of December 31, 2012 and 2011, the non-traditional mortgages totaled $368.2 million or 29.5% and $374.0 million or 47.6% of the total gross loan portfolio, respectively which is a decrease of $5.8 million or 1.6%.

Included in the Company’s loan and lease portfolio are Non-Traditional Mortgage Loans in dollar amounts and in percentages as of the dates indicated:

	December 31,
	(Dollars in thousands)
	2012			2011			2010			2009			2008
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
Green loans	239	$206,004	55.94%	277	$228,205	61.02%	255	$228,823	53.75%	239	$220,078	44.41%	224	$201,636	35.99%
Interest-only	191	142,978	38.83	203	124,249	33.22	272	166,766	39.17	382	243,710	49.18	489	323,321	57.71
Negative amortization	40	19,262	5.23	45	21,525	5.76	52	30,142	7.08	55	31,755	6.41	61	35,293	6.30

Total NTM loans	470	$368,244	100.00%	525	$373,979	100.00%	579	$425,731	100.00%	676	$495,543	100.00%	774	$560,250	100.00%

Total gross loan portfolio		$1,246,559			$785,595			$690,988			$759,120			$808,750
Percentage of NTM to total gross loan portfolio		29.5%			47.6%			61.6%			65.3%			69.3%

The Company’s non-traditional mortgage portfolio (dollars reported in thousands) consists of the following property types as of the dates indicated:

	December 31, 2012
	Green		I/O		Neg Am		Total
	Amount	Percent	Amount	Percent	Amount	Percent
Real estate 1-4 family first mortgage	$198,351	96.3%	$142,865	99.9%	$19,262	100.0%	$360,478
Real estate 1-4 family junior lien mortgage	7,653	3.7	113	0.1	—	—	7,766
Multi-family	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—
Commercial real estate mortgage	—	—	—	—	—	—	—

Total NTM	$206,004	100.0%	$142,978	100.0%	$19,262	100.0%	$368,244

Percentage to Total	55.9%		38.8%		5.2%		100.0%

	December 31, 2011
	Green		I/O		Neg Am		Total
	Amount	Percent	Amount	Percent	Amount	Percent
Real estate 1-4 family first mortgage	$219,502	96.2%	$122,248	98.4%	$21,525	100.0%	$363,275
Real estate 1-4 family junior lien mortgage	8,703	3.8	114	0.1	—	—	8,817
Multi-family	—	—	—	—	—	—	—
Land	—	—	1,887	1.5	—	—	1,887
Commercial real estate mortgage	—	—	—	—	—	—	—

Total NTM	$228,205	100.0%	$124,249	100.0%	$21,525	100.0%	$373,979

Percentage to Total	61.0%		33.2%		5.8%		100.0%

	December 31, 2010
	Green		I/O		Neg Am		Total
	Amount	Percent	Amount	Percent	Amount	Percent
Real estate 1-4 family first mortgage	$215,395	94.1%	$148,185	88.9%	$30,142	100.0%	$393,722
Real estate 1-4 family junior lien mortgage	9,260	4.0	182	0.1	—	—	9,443
Multi-family	—	—	—	—	—	—	—
Land	4,168	1.8	18,399	11.0	—	—	22,567
Commercial real estate mortgage	—	—	—	—	—	—	—

Total NTM	$228,823	100.0%	$166,766	100.0%	$30,142	100.0%	$425,731

Percentage to Total	53.7%		39.2%		7.1%		100.0%

	December 31, 2009
	Green		I/O		Neg Am		Total
	Amount	Percent	Amount	Percent	Amount	Percent
Real estate 1-4 family first mortgage	$208,945	94.9%	$224,404	92.1%	$31,755	100.0%	$465,104
Real estate 1-4 family junior lien mortgage	8,661	3.9	451	0.2	—	—	9,112
Multi-family	—	—	—	—	—	—	—
Land	2,472	1.1	18,855	7.7	—	—	21,327
Commercial real estate mortgage	—	—	—	—	—	—	—

Total NTM	$220,078	100.0%	$243,710	100.0%	$31,755	100.0%	$495,543

Percentage to Total	44.4%		49.2%		6.4%		100.0%

	December 31, 2008
	Green		I/O		Neg Am		Total
	Amount	Percent	Amount	Percent	Amount	Percent
Real estate 1-4 family first mortgage	$192,586	95.5%	$301,494	93.2%	$35,293	100.0%	$529,373
Real estate 1-4 family junior lien mortgage	8,252	4.1	196	0.1	—	—	8,448
Multi-family	—	—	—	—	—	—	—
Land	798	0.4	21,631	6.7	—	—	22,429
Commercial real estate mortgage	—	—	—	—	—	—	—

Total NTM	$201,636	100.0%	$323,321	100.0%	$35,293	100.0%	$560,250

Percentage to Total	36.0%		57.7%		6.3%		100.0%

The initial credit guidelines for the non-traditional mortgage portfolio were established based on borrower Fair Isaac Company (“FICO”) score, loan-to-value, property type, occupancy type, loan amount, and geography. Additionally from an ongoing credit risk management perspective, the Company has assessed that the most significant performance indicators for NTMs to be loan-to-value and FICO scores. On a semi-annual basis, the Company performs loan reviews of the NTM loan portfolio that includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models (“AVM”) to confirm collateral value.

The table below reflects loan-to-value stratification for the single family residential one-to-four NTM mortgage loans as of the periods indicated:

	December 31, 2012
	Green			I/O			Neg Am			Total
LTV’s(1)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	(Dollars in thousands)
<61	51	$59,546	30.0%	60	$47,295	33.1%	11	$2,442	12.6%	122	$109,283	30.3%
61-80	63	51,934	26.2	72	59,025	41.3	4	1,225	6.4	139	112,184	31.1
81-100	61	62,518	31.5	27	17,578	12.3	11	8,120	42.2	99	88,216	24.5
>100	37	24,353	12.3	31	18,967	13.3	14	7,475	38.8	82	50,795	14.1

Total	212	$198,351	100.0%	190	$142,865	100.0%	40	$19,262	100.0%	442	$360,478	100.0%

	December 31, 2011
	Green			I/O			Neg Am			Total
LTV’s(1)	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	(Dollars in thousands)
<61	64	$53,917	24.6%	67	$40,809	33.4%	10	$2,263	10.5%	141	$96,989	26.7%
61-80	69	85,014	38.7	46	34,169	28.0	6	4,831	22.4	121	124,014	34.1
81-100	66	50,973	23.2	43	24,565	20.1	9	7,713	35.9	118	83,251	22.9
>100	46	29,598	13.5	47	22,705	18.5	20	6,718	31.2	113	59,021	16.3

Total	245	$219,502	100.0%	203	$122,248	100.0%	45	$21,525	100.0%	493	$363,275	100.0%

(1)	LTV represents estimated current loan to value as current unpaid principal balance divided by estimated property value.

The table below represents the Company’s non-traditional mortgage loans by period in which amortization payments begin or balances are due at maturity within the years indicated:

	December 31,
	2012		2013		2014		2015
Loan Type:	Count	Principal	Count	Principal	Count	Principal	Count	Principal
	(Dollars in thousands)
Green (1)	1	$367	-	$-	1	$4,259	-	$-
Interest Only (2)	13	3,189	49	32,866	23	12,429	22	16,099
Neg Am (3)	40	19,262	-	-	—	-	-	-

Total NTM	54	$22,818	49	$32,866	24	$16,687	22	$16,099

	December 31,
	2016		2017		Thereafter		Total
Loan Type:	Count	Principal	Count	Principal	Count	Principal	Count	Principal
	(Dollars in thousands)
Green (1)	-	$-	-	$-	237	$201,378	239	$206,004
Interest Only (2)	26	21,032	23	17,407	35	39,956	191	142,978
Neg Am (3)	-	-	-	-	—	-	40	19,262

Total NTM	26	$21,032	23	$17,407	272	$241,334	470	$368,244

(1)	Green Loans typically have a 15 year balloon maturity
(2)	Interest Only loans typically switch to a amortizing basis after 3, 5, or 7 years.
(3)	$2.6 million or 13.5% of negative amortization loans have begun amortizing and $16.7 million or 86.5% are subject to negative amortization.

Green Account Loans

At December 31, 2012, one-to-four single family residential mortgage loans totaled $637.1 million, or 51.1% of total gross loans, including the portion of the Company’s Green Loans of $198.4 million that are secured by first trust deeds. At December 31, 2011, one-to-four single family residential mortgage first trust deed loans totaled $546.8 million or 69.6% of our total gross loan and lease portfolio including $219.5 million of the Company’s Green Loan portfolio that are secured by first trust deeds. At December 31, 2012 Green Loan unfunded commitments totaled $16.8 million. As of December 31, 2012 and 2011, the Green Loans were 78% and 81%, respectively owner occupied. The Company no longer originates Green Loans.

Green Loans are single family residence first mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year balloon payment due at maturity.

Transactions posted to the checking account are cleared on a daily basis against the loan, effectively bringing the checking account balance to zero on a daily basis. If the outstanding balance of the loan is paid down to a zero balance, excess funds remain in the linked checking account. Subsequent debit activity will use these funds before the line of credit is accessed.

The finance charge is calculated based on the current interest rate and daily outstanding principal balance. On the payment due date, depending on availability on the line of credit, the payment may be paid by an advance to the loan resulting in the borrower not making a payment. Borrowers who choose to make a payment do so by making a deposit into the linked checking account that is applied to the loan in a daily sweep.

The initial credit guidelines for Green Loans were established based on FICO score, loan-to-value, property type, occupancy type, loan amount, and geography. Additionally from an ongoing credit risk management perspective, the Company has assessed that the most significant performance indicators for NTMs to be loan-to-value and FICO scores. On a semi-annual basis, the Company performs loan reviews of the NTM loan portfolio that includes refreshing FICO scores on the Green Loans and HELOCs and ordering AVMs to confirm collateral value.

At the time of origination, FICOs were based on the primary wage earners’ mid FICO score and the lower of two mid FICO scores for full and alternative documentation, respectively. 76% of the FICO scores exceeded 700 at the time of origination. The table below represents the Company’s Green Loan 1-4 family first mortgages by FICO category as of the dates indicated:

	FICO score at December 31, 2012			FICO score at June 30,2012			Changes in count and amounts
	Count	Amount	Percentage	Count	Amount	Percentage	Count change	Amount change	Percentage change
	(Dollars in thousands)			(Dollars in thousands)
800+	10	$8,133	4.1%	23	$14,028	7.1%	(13)	$(5,895)	-42.0%
700-799	120	101,188	51.0	100	95,141	48.0	20	6,047	6.4
600-699	55	60,052	30.3	52	51,054	25.7	3	8,998	17.6
<600	15	12,887	6.5	11	9,090	4.6	4	3,797	41.8
No FICO (1)	12	16,091	8.1	26	29,038	14.6	(14)	(12,947)	-44.6

Total	212	$198,351	100.0%	212	$198,351	100.0%	—	—	0.0%

(1)	No FICO scores reflect foreign nationals and trusts for which credit scores do not exist.

Interest Only Mortgage Loans

As of December 31, 2012, the interest-only mortgage loans increased by $18.8 million or 15.1% to $143.0 million from $124.2 million in 2011. The Company reduced its overall interest-only mortgage loans to the total gross loan portfolio by 4.3% from 15.8% to 11.5% primarily due to our loan portfolio growth.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate 1-4 family first mortgage	$142,865	99.9%	$122,248	98.4%	$148,185	88.9%	$224,404	92.1%	$301,494	93.2%
Real estate 1-4 family junior lien mortgage	113	0.1	114	0.1	183	0.1	451	0.2	196	0.1
Land	—	0.0	1,887	1.5	18,398	11.0	18,855	7.7	21,631	6.7

Total Interest Mortgage Only loans	$142,978	100.0%	$124,249	100.0%	$166,766	100.0%	$243,710	100.0%	$323,321	100.0%

Interest-only mortgage loans are primarily single family residence first mortgage loans with payment features that allow interest-only payments during the first one, three, or five years during which time the interest rate is fixed before converting to fully amortizing payments. Following the expiration of the fixed interest rate, the interest rate and payment begins to adjust on an annual basis, with fully amortizing payments that include principal and interest calculated over the remaining term of the loan. The loan can be secured by owner or non-owner occupied properties that include one-to-four single family units and second homes.

Originations of interest only mortgage loans were $53.7 million and $29.3 million for 2012 and 2011, respectively.

Loans with the Potential for Negative Amortization

As of December 31, 2012 and 2011 the negative amortization loan balance continued to decline to $19.3 million from $21.5 million. We discontinued origination of negative amortization loans in 2007. As of December 31, 2012 and 2011, zero and $0.9 million, respectively, of the Company’s loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization, however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on LTV ratios.

Included in the Company’s loan and lease portfolio segments are loans with the potential for negative amortization in dollar amounts and percentages as of the dates indicated:

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate 1-4 family first mortgage	$19,262	100.0%	$21,525	100.0%	$30,142	100.0%	$31,755	100.0%	$35,293	100.0%
Real estate 1-4 family junior lien mortgage	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0
Land	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0

Total loans with the potential for Negative Amortization	$19,262	100.0%	$21,525	100.0%	$30,142	100.0%	$31,755	100.0%	$35,293	100.0%

Adjustable Rate Mortgages

ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s minimum monthly payment rises, increasing the potential for default (See “Asset Quality in Item 1). At December 31, 2012, the Company’s one- to four family ARM loan portfolio comprised of $567.0 million of first deed of trust loans and $13.9 million of loans secured by subordinated or junior liens, 45.5% and 1.1% respectively, of our gross loan and lease portfolio. At December 31, 2012, the fixed-rate one-to-four family mortgage loan portfolio comprised of $70.1 million of first deed of trust loans and $319 thousand of loans secured by subordinated or junior liens, 5.6% and less than 1.0%, respectively, of the Company’s gross loan and lease portfolio. The interest rate sensitivity composition of the Company’s loan and lease portfolio did not significantly change during 2012. At December 31, 2012, $19.7 million of the Company’s ARM loan portfolio were non-performing loans.

The following table shows the composition of the Company’s loan and lease portfolio by fixed- and adjustable-rate at the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
FIXED-RATE
Commercial:
Commercial and industrial	$18,239	1.5%	$6	0.0%	$500	0.1%	$511	0.1%	$525	0.1%
Real estate mortgage	160,498	12.9	59,580	7.6	36,013	5.2	38,810	5.1	47,222	5.8
Multi-family	55,295	4.4	3,075	0.4	22,532	3.3	21,992	2.9	22,693	2.8
SBA	1,755	0.1	—	0.0	—	0.0	—	0.0	—	0.0
Construction	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0
Lease financing	11,203	0.9	—	0.0	—	0.0	—	0.0	—	0.0
Consumer:
Real estate 1-4 family first mortgage	70,089	5.6	7,643	1.0	4,542	0.6	5,635	0.7	7,980	0.99
HELOCs, home equity loans, and other consumer installment credit	1,138	0.1	378	0.1	621	0.09	1,010	0.1	924	0.11

Total fixed rate loans	318,217	25.5	70,682	9.00	64,208	9.3	67,958	9.0	79,344	9.8

ADJUSTABLE-RATE
Commercial:
Commercial and industrial	62,154	5.0	9,013	1.2	6,244	0.9	6,271	0.8	6,823	0.9
Real estate mortgage	179,390	14.4	66,808	8.5	25,383	3.7	25,192	3.3	9,794	1.2
Multi-family	58,379	4.7	82,530	10.5	10,508	1.5	12,243	1.6	12,138	1.5
SBA	34,365	2.8	—	0.0	—	0.0	—	0.0	—	0.0
Construction	6,648	0.5	—	0.0	—	0.0	—	0.0	17,835	2.2
Lease financing	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0
Consumer:
Real estate 1-4 family first mortgage	566,982	45.5	539,117	68.6	564,312	81.7	627,483	82.7	662,421	81.9

HELOCs, home equity loans, and other consumer installment credit	20,424	1.6	17,445	2.2	20,333	2.9	19,973	2.6	20,395	2.5

Total adjustable-rate loans	928,342	74.5	714,913	91.0	626,780	90.7	691,162	91.0	729,406	90.2

Total loans	1,246,559	100.00%	785,595	100.00%	690,988	100.00%	759,120	100.00%	808,750	100.00%
Net deferred loan costs	447		1,109		1,824		2,262		2,581
Unamortized purchase premium	1,465		1,685		—		—		—
Allowance for loan losses	(14,448)		(12,780)		(14,637)		(13,079)		(18,286)

Total loans receivable, net	$1,234,023		$775,609		$678,175		$748,303		$793,045

The following schedule illustrates the contractual maturity of the Company’s loan and lease portfolio at December 31, 2012. (Dollars in thousands)

	Commercial
	Commercial and Industrial		Real Estate Mortgage		Multi-Family		SBA
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During Years Ending December 31, 2013(1)	$34,131	5.6%	$21,014	6.5%	$14,232	6.1%	$73	6.4%
2014	4,221	5.8	21,513	5.1	2,004	5.3	624	8.4
2015 and 2016	14,216	4.9	38,455	5.7	6,293	5.3	1,117	7.3
2017 to 2021	22,184	5.5	125,008	5.3	47,086	5.3	15,766	6.1
2022 to 2036	5,641	5.3	122,516	5.5	34,097	5.0	18,343	5.4
2037 and following	—	—	11,382	4.6	9,962	5.5	197	4.9

Total	$80,393	5.4%	$339,888	5.5%	$113,674	5.3%	$36,120	5.8%

	Commercial				Consumer
	Construction		Lease Financing		Real Estate 1-4 Family First Mortgage		HELOCs, Home Equity Loans and Other Consumer Installment Credit		TOTALS
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During Years Ending December 31, 2013(1)	$3,524	5.7%	$—	—	$8,473	7.6%	$520	5.1%	$81,967	6.0%
2014	3,124	5.4	226	8.4%	4,555	4.7	197	3.2	36,464	5.3
2015 and 2016	—	—	1,182	8.9	86	5.5	2,536	3.4	63,885	5.7
2017 to 2021	—	—	6,397	9.0	61,750	3.4	6,292	3.3	284,483	5.0
2022 to 2036	—	—	3,398	10.0	318,595	3.6	10,319	4.5	512,909	4.3
2037 and following	—	—	—	—	243,612	4.6	1,698	3.9	266,851	4.6

Total	$6,648	5.6%	$11,203	9.3%	$637,071	4.0%	$21,562	4.3%	$1,246,559	4.7%

(1)	Includes demand loans and leases, loans and leases having no stated maturity and overdraft loans.

The following schedule illustrates the Company’s loan and lease portfolio at December 31, 2012 as the loans and leases reprice. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the loan reprices. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. (Dollars in thousands)

	Commercial
	Commercial and Industrial		Real Estate Mortgage		Multi-Family		SBA
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During Years Ending December 31, 2013	$40,685	5.4%	$93,101	5.6%	$42,887	5.4%	$34,204	5.6%
2014	8,288	5.0	29,224	5.5	5,795	5.6	53	15.3
2015 and 2016	6,096	5.5	42,838	5.9	7,358	5.3	432	13.7
2017 to 2021	21,023	5.6	120,186	5.1	49,882	5.3	584	11.8
2022 to 2036	4,301	5.3	46,273	5.7	5,579	5.0	847	8.8
2037 and following	—	—	8,266	4.9	2,173	4.5	—	—

Total	$80,393	5.4%	$339,888	5.5%	$113,674	5.3%	$36,120	5.8%

	Commercial				Consumer
	Construction		Lease Financing		Real Estate 1-4 Family First Mortgage		HELOCs, Home Equity Loans and Other Consumer Installment Credit		TOTALS
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During Years Ending December 31, 2013(1)	$6,648	5.6%	$—	—	$371,516	3.6%	$16,062	3.4%	$605,103	4.3%
2014	—	—	226	8.9%	56,364	4.6	—	—	99,950	5.0
2015 and 2016	—	—	1,182	8.9	51,206	5.3	21	19.7	109,133	5.8
2017 to 2021	—	—	6,397	9.0	78,379	3.7	284	9.1	276,735	4.9
2022 to 2036	—	—	3,398	10.0	17,889	4.9	4,311	6.0	82,598	5.6
2037 and following	—	—	—	—	61,717	5.4	884	3.9	73,040	5.1

Total	$6,648	5.6%	$11,203	9.3%	$637,071	4.0%	$21,562	4.3%	$1,246,559	4.7%

(1)	Includes demand loans and leases, loans and leases having no stated maturity and overdraft loans.

The total amount of loans and leases due after December 31, 2012 which have predetermined interest rates is $318.2 million, while the total amount of loans and leases due after such date which have floating or adjustable interest rates is $928.3 million.

Loan and Lease Originations, Purchases, Repayments, and Servicing

The Company originates real estate secured loans primarily through MHMB (a division of PacTrust Bank), other mortgage brokers and banking relationships. Loans originated are either: eligible for sale to Fannie Mae and Freddie Mac, government insured FHA or VA, held by the Company, or sold to private investors.

The Company also originates consumer and real estate loans on a direct basis through our marketing efforts and our existing and walk-in customers. The Company originates both adjustable and fixed-rate loans, however, the ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by competition and the interest rate environment. During the last few years, the Company has significantly increased origination of ARM loans. The Company has also purchased ARM loans secured by one-to four-family residences and participations in construction and commercial real estate loans in the past. During 2012, the Company purchased ARM loans secured by purchased commercial real estate and multi-family properties totaling $18.7 million, and lease financing receivables totaling $11.8 million. Loans and participations purchased must conform to the Company’s underwriting guidelines or guidelines acceptable to the management loan committee.

During the course of 2012, the Company completed three bulk acquisitions of generally performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. The Company was able to acquire these loans at a significant discount to both current property value at acquisition and note balance. For each acquisition the Company was able to utilize it’s background in mortgage credit analysis to re-underwrite the borrower’s credit to arrive at what it believes to be an attractive risk adjusted return for a highly collateralized investment in performing mortgage loans. The acquisition program implemented and executed by the Company involved a multifaceted due diligence process that included compliance reviews, title analyses, review of modification agreements, updated property valuation assessments, collateral inventory and other undertakings related to the scope of due diligence. In aggregate, the purchase price of the loans was less than 70% of current property value at the time of acquisition based on a third party broker price opinion, and less than 60% of note balance at the time of acquisition. The Bank acquired these loans with an unpaid principal balance of $114.8 million and carrying value of $66.7 million. As of December 31, 2012 the unpaid principal balance of these loans was $ 108.3 million and carrying value of $ 64.9 million.

Servicing

One to four single family residential real estate loans held in the portfolio are serviced in house, pursuant to secondary market guidelines. When a borrower fails to make a payment on a mortgage loan, a late charge notice is mailed 16 days after the due date. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower prior to the loan becoming 30 days past due. If the loan becomes 60 days delinquent, the collector will generally contact the borrower by phone, send a personal letter and/or engage a field service company to visit the property in order to identify the reason for the delinquency. Once the loan becomes 90 days delinquent, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. When a loan becomes 90 days delinquent, a drive-by inspection is made and if an acceptable repayment plan has not been agreed upon, a collection officer will generally initiate foreclosure or refer the account to the Company’s counsel to initiate foreclosure proceedings.

For SBA, construction, lease financing and consumer loans a similar process is followed, with the initial written contact being made once the loan is 10 days past due with a follow-up notice at 16 days past due. Follow-up contacts are generally on an accelerated basis compared to the SFR mortgage loan procedure.

Asset Quality

Accruing Loans and Leases in Past Due Status. The following table is a summary of our performing loans and leases that were past due at least 30 days but less than 90 days past due as of December 31, 2012 and December 31, 2011. The Company ceases accruing interest, and therefore classifies as non-performing, any loan or lease to which principal or interest has been in default for period of 90 days or more, or if repayment in full of interest or principal is not expected.

	December 31, 2012	December 31, 2011
	(Dollars in Thousands)
Performing loans past due 30 to 89 days:
Commercial:
Commercial and industrial	$255	$—
Real estate mortgage	775	291
Multi-family	—	—
SBA	136
Construction	—
Lease financing	118	—
Consumer:
Real estate 1-4 family mortgage	7,797	10,669
HELOC, home equity loans, and other consumer installment credit	27	4

Total performing loans past due 30 to 89 days	$9,108	$10,964

Ratios:
Performing loans past due 30 to 89 days as a percentage of total loans	0.69%	1.40%
Performing loans past due 90 days or more as a percentage of total loans	0.00%	0.00%
Total performing loans in past due status as a percentage of total loans	0.69%	1.40%

Non Traditional Mortgage Loan Delinquency. As of December 31, 2012 and 2011, $11.7 million or 3.2% and $10.2 million or 2.7%, respectively of the NTM portfolio were greater than 30 days delinquent.

The table below represents the Company’s non-traditional mortgage loan delinquency status as of the dates indicated:

	December 31,
	2012					2011
	Current	30+	60+	90+	Total	Current	30+	60+	90+	Total
	(Dollars in thousands)					(Dollars in thousands)
Green	$196,441	$1,410	$2,495	$5,658	$206,004	$225,599	$630	$—	$1,976	$228,205
Interest-Only	141,218	795	58	907	142,978	118,280	2,517	512	2,940	124,249
Negative Amortization	18,841	—	421	—	19,262	19,905	734	—	886	21,525

Total Real Estate 1-4 family first mortgages	$356,500	$2,205	$2,974	$6,565	$368,244	$363,784	$3,881	$512	$5,802	$373,979

Percentage to total	96.8%	0.6%	0.8%	1.8%	100.0%	97.3%	1.0%	0.1%	1.6%	100.0%

Nonaccrual Loans and Leases. The following table summarizes our nonaccrual loans and leases, at the dates indicated. This table includes troubled debt restructured loans on nonaccrual. There were no loans or leases past due 90 days or more and still accruing interest at December 31, 2012, 2011, 2010, 2009 and 2008. Nonaccrual loans and leases at December 31, 2012, 2011, 2010, 2009 and 2008, totaling $21.7 million, $16.3 million, $35.4 million and $40.6 million and $31.0 million, respectively, were net of specific reserve allocations of $1.3 million, $2.9 million, $3.4 million, $5.6 million and $13.2 million, respectively.

	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—
Real estate mortgage	2,906	1,887	9,715	7,247	9,377
Multi-Family	5,442	3,090	8,502	10,519	5,412
SBA	141	—	—	—	—
Construction	—	—	—	—	17,835
Lease financing	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	14,503	14,272	20,611	24,443	11,503
HELOC, home equity loans, and other consumer installment credit	1	5	2	3,963	92

Total nonaccrual loans and leases	$22,993	$19,254	$38,830	$46,172	$44,219

Non-Performing Assets. Non-performing assets consist of (i) loans on non-accrual status which are loans on which the accrual of interest has been discontinued and include restructured loans when there has not been a history of past performance on debt service in accordance with the contractual terms of the restructured loans, (ii) loans 90 days or more past due and still accruing interest, and (iii) other real estate owned, or OREO, which consists of real properties which have been acquired by foreclosure or similar means and which the Company holds for sale.

Loans are placed on non-accrual status when, in the opinion of the Company’s management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless the Company believes the loan is adequately collateralized and the loan is in the process of collection. However, in certain instances, the Company may place a particular loan on non-accrual status earlier, depending upon the individual circumstances involved in loan’s delinquency. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of unpaid amounts on such a loan are applied to reduce principal when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status if and when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual treatment.

The following table is a summary of our non-performing loans and leases, including non-performing restructured loans and leases at December 31, 2012 and 2011. This table includes troubled debt restructured loans on nonaccrual. There were no loans or leases past due 90 days or more and still accruing interest at December 31, 2012 and 2011. Non-performing loans and leases at December 31, 2012 and 2011 totaling $21.7 million and $16.3 million were net of specific reserve allocations of $1.3 million and $2.9 million, respectively. Other real estate owned at December 31, 2012 and 2011 totaling $4.5 million and $14.7 million was net of specific reserve allocations of $2.1 million and $4.1 million, respectively.

	At December 31, 2012	At December 31, 2011
	(In thousands)
Commercial:
Commercial and industrial	$—	$—
Real estate mortgage	2,906	1,887
Multi-Family	5,442	3,090
SBA	141	—
Construction	—	—
Lease financing	—	—
Consumer:
Real estate 1-4 family first mortgage	14,503	14,272
HELOC, home equity loans, and other consumer installment credit	1	5

Total nonperforming loans	22,993	19,254
Other real estate owned	4,527	14,692

Total nonperforming assets	$27,520	$33,946

Troubled Debt Restructured Loans and Leases (TDRs). Loans that the Company modifies or restructures where the debtor is experiencing financial difficulties and makes a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balances are classified as troubled debt restructurings (“TDRs”). TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. A workout plan between a borrower and the Company is designed to provide a bridge for the cash flow shortfalls in the near term. If the borrower works through the near term issues, in most cases, the original contractual terms of the loan will be reinstated.

As of December 31, 2012, the Company had 33 loans and leases with an aggregate balance of $18.7 million classified as TDR. Specific valuation allowances totaling $0.6 million have been established for these loans and leases. When a loan or lease becomes a TDR the Company ceases accruing interest, and classifies it as non-accrual until the borrower demonstrates that the loan or lease is again performing.

As of December 31, 2012, of the 33 loans and leases classified as TDRs, 31 loans and leases totaling $17.2 million are making payments according to their modified terms and are less than 90-days delinquent. Of the aforementioned $17.2 million in TDR loans and leases, $10.5 million are secured by single-family residential real estate, $1.9 million are secured by commercial real estate, $3.1 million are secured by multi-family and the remaining is comprised of commercial and industrial loans of $1.2 million, SBA loans of $423 thousand and an unsecured $1 thousand consumer loan. Two TDR loans with an aggregate balance of $1.5 million are over 90 days delinquent and are secured by SFRs.

Other Real Estate Owned. At December 31, 2012, other real estate acquired in settlement of loans and leases totaled $4.5 million, net of a valuation allowance of $2.1 million, based on the fair value of the collateral less estimated costs to sell.

Classified Assets. Federal regulations provide for the classification of loans and leases and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve or charge-off is not warranted.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allocation allowances for loan and lease losses in an amount deemed prudent by management and approved by the Board of Directors. General allocation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allocation allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its specific allocation allowances is subject to review by the OCC (in the case of PacTrust Bank) and the FDIC (in the case of Beach), which may order the establishment of additional general or specific loss allocation allowances.

In connection with the filing of the Banks’ periodic reports with the OCC and FDIC and in accordance with policies for our classification of assets, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2012, the Company had classified assets (including OREO) totaling $33.0 million, of which all was classified as substandard. The total amount classified represented 17.5% of the Company’s shareholders equity and 2.0% of the Company’s total assets at December 31, 2012.

The following table displays the Company’s risk categories including non-traditional mortgages, as of December 31, 2012.

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Not Rated	TOTAL
	(Dollars in thousands)
Commercial
Commercial and industrial	$73,579	$—	$—	$—	$—	$73,579
Real estate mortgage	310,977	1,618	4,469	—	—	317,064
Multi-family	109,059	—	5,178	—	—	114,237
SBA	30,296	18	154	—	—	30,468
Construction	6,623	—	—	—	—	6,623
Lease financing	11,202	—	—	—	—	11,202
Consumer
Real estate 1-4 family first mortgage	543,928	11,222	18,451	—	—	573,601
HELOC, home equity loans, and other consumer installment credit	21,071	193	213	—	—	21,477

Total	$1,106,735	$13,051	$28,465	$—	$—	$1,148,251

Non-Traditional Mortgage Classified Assets. The Company’s non-traditional mortgage risk management and credit monitoring policy includes reviewing delinquency, FICO scores, and collateral values on the non-traditional mortgage loan portfolio. Loan reviews are performed on the NTM portfolio on a semi-annual basis and management believes the loan reviews are an effective method to proactively identify any borrower who may be experiencing financial difficulty before they fail to make loan payments. Part of the loan review includes risk rating each loan according to performance factor that include FICO scores, LTV, and delinquency.

The table below represents the Company’s non-traditional mortgage loans by credit risk categories as of the dates indicated:

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
			(Dollars in thousands)
Green	$192,188	$7,119	$6,697	$—	$206,004
Interest-Only	135,679	230	7,069	—	142,978
Negative Amortization	18,841	421	—	—	19,262

Total Real Estate 1-4 family first loans	$346,708	$7,770	$13,766	$—	$368,244

Percent to total for each loan category	94.2%	2.1%	3.7%	—	100.0%

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
			(Dollars in thousands)
Green	$209,656	$9,369	$9,180	$—	$228,205
Interest-Only	109,281	6,064	8,904	—	124,249
Negative Amortization	19,331	1,309	885	—	21,525

Total Real Estate 1-4 family first loans	$338,268	$16,742	$18,969	$—	$373,979

Percent to total for each loan category	90.4%	4.5%	5.1%	—	100.0%
Provision for Loan and Lease Losses. While the past year has been a challenging operating environment, we believe that the national and local Southern California economies are both improving. Two economic metrics that most significantly affect the Bank are unemployment and home prices, that are trending positively, albeit slowly. Unemployment in Southern California is still high but declining. Home prices have stabilized with some pockets in Southern California seeing prices appreciate. The Company saw declines in the level and composition of the Banks’ non-performing and classified assets between December 31, 2011 and December 31, 2012. While the Company’s non-performing and classified assets are trending downward, the Company’s loan and lease loss provision was relatively stable for the year ended December 31, 2012 of $5.5 million, compared to a loan and lease loss provision of $5.4 million for the year ended December 31, 2011. The provision for loan and lease losses is charged or credited to income to adjust our allowance for loan and lease losses to reflect probable losses presently inherent in the loan and lease portfolio based on the factors discussed below under “Allowance for Loan and Lease Losses.”

Allowance for Loan and Lease Losses. The allowance for loan and lease losses (“ALLL”) represents management’s best estimate of the probable losses inherent in the existing loan and lease portfolio. The ALLL is increased by the provision for loan losses charged to expense and reduced by loan and lease charge-offs, net of recoveries.

Management evaluates the Company’s ALLL on a quarterly basis, or more often if needed. Management believes the ALLL is a “critical accounting estimation” because it is based upon the assessment of various quantitative and qualitative factors affecting the collectability of loans and lease, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and leases.

The Company’s ALLL is based on a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans and leases, TDR, asset classifications, loan and lease credit risk grades, changes in the volume and mix of loans and leases, collateral value, historical loss experience, peer group loss experience, size and complexity of individual credits, and economic conditions. Provisions for loan and lease losses are provided on both a specific and general basis.

The Company incorporates statistics provided by the FDIC regarding loss percentages experience by banks in the western United States, as well as an internal three-year loss history, to establish potential risk based on the type of collateral, if any, securing each loan and lease. As an additional comparison, data from local banks with the Company’s peer group is reviewed to determine the nature and scope of their losses to date. These reviews provide an understanding of the geographic and size trends in the local banking community.

Specifically, our allowance methodology contains three key elements: (i) amounts based on specific evaluations of impaired loans and leases; (ii) amounts of estimated losses by loans and leases segmentation and by risk rating; and (iii) amounts for qualitative factors, including environmental and general economic factors that indicate probable losses were incurred but were not captured through the other elements of our ALLL process. In addition, for loans and leases measured at fair value on the acquisition date, and deemed to be non-impaired, our allowance methodology captures deterioration in credit quality and other inherent risks of such acquired assets experienced after the purchase date.

Impaired loans and leases are identified at each reporting date based on certain criteria and the majority of which are individually reviewed for impairment. Nonaccrual loans and leases and all performing restructured loans are reviewed individually for the amount of impairment, if any. A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We measure impairment of a loan based upon the fair value of the loan’s collateral if the loan is collateral-dependent, or the present value of cash flows, discounted at the loan’s effective interest rate, if the loan is not collateral-dependent. We measure impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease’s effective interest rate. Increased charge-offs or additions to specific reserves generally result in increased provisions for credit losses.

Our loan and lease portfolio, excluding impaired loans and leases which are evaluated individually, is evaluated by segmentation. The segmentations we currently evaluate are:

•	Commercial real estate—manufacturing

•	Commercial real estate—retail

•	Commercial real estate—office

•	Commercial real estate—industrial

•	Commercial real estate—hospitality

•	Commercial real estate—other

•	Legacy condo conversion

•	Leasing

•	Single family residence—owner occupied, 1st trust deed

➢	Amortizing

➢	Interest only now amortizing

➢	Interest only

➢	Negative amortization

➢	Green Loans

•	Single family residence—non-owner occupied, 1st trust deed

➢	Amortizing

➢	Interest only now amortizing

➢	Interest only

➢	Negative amortization

➢	Green Loans

•	2nd trust deeds

•	Consumer

Within these loan segments, we then evaluate loans and leases not adversely classified, which we refer to as “pass” credits, separately from adversely classified loans and leases. The adversely classified loans and leases are further grouped into three credit risk rating categories: “special mention,” “substandard,” and “doubtful.” See “—Asset Quality—Classified Assets.”

In addition, we may refer to the loans and leases classified as “substandard” and “doubtful” together as “criticized” loans and leases.

The allowance amounts for “pass” rated loans and leases and those loans and leases adversely classified, which are not reviewed individually, are determined using historical loss rates. The historical loss rates are updated quarterly based on historical losses.

Finally, in order to ensure our allowance methodology is incorporating recent trends and economic conditions, we perform a qualitative analysis, including the consideration of environmental and general economic factors to our ALLL methodology including: (i) credit concentrations; (ii) delinquency trends; (iii) economic and business conditions; (iv) the quality of lending management and staff; (v) lending policies and procedures; (vi) loss and recovery trends; (vii) nature and volume of the portfolio; (viii) nonaccrual and problem loan trends; (ix) usage trends of unfunded commitments; (x) and other adjustments for items not covered by other factors.

Management periodically reviews the quantitative and qualitative loss factors utilized in its analysis of the specific and general ALLL in an effort to incorporate the current status of the factors described above.

Although management believes the level of the ALLL as of December 31, 2012 was adequate to absorb probable losses in the portfolio, declines and/or improvements in economics of the Company’s primary markets or other factors could result in losses that cannot be reasonably predicted at this time.

Although we have established an ALLL that we consider appropriate, there can be no assurance that the established ALLL will be sufficient to offset losses on loans and leases in the future. Management also believes that the reserve for unfunded loan commitments is appropriate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan and lease losses and consider the same quantitative and qualitative factors, as well as an estimate of the probability of advances of the commitments correlated to their credit risk rating.

At December 31, 2012, our ALLL was $14.4 million or 1.16% of the total gross loans. Assessing the allowance for loan and lease losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans and leases that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable losses presently inherent in our loan and lease portfolios.

The following table sets forth an analysis of our allowance for loan and lease losses.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Balance at beginning of period	$12,780	$14,637	$13,079	$18,286	$6,240
Charge-offs
Commercial:
Commercial and industrial	—	—	—	—	(647)
Real Estate mortgage	(987)	(1,899)	(2,695)	(6,266)	—
Multi-family	—	(2,136)	—	—	—
SBA	(64)	—	—	—	—
Construction	—	—	—	(12,557)	—
Lease financing	—	—	—	—	—
Consumer:
Real Estate 1-4 family first mortgage	(3,006)	(3,276)	(4,747)	(1,666)	(461)
HELOC’s, home equity loans, and other consumer installment credit	(14)	(201)	(89)	(2,016)	(443)

Loans charged off	(4,071)	(7,512)	(7,531)	(22,505)	(1,551)
Recoveries
Commercial:
Commercial and industrial	—	—	—	—	—
Real Estate mortgage	—	24	6	—	—
Multi-family	—	68	—	—	—
SBA	14	—	—	—	—
Construction	—	—	—	—	—
Lease financing	—	—	—	—	—
Consumer:
Real Estate 1-4 family first mortgage	221	165	92	—	—
HELOC’s, home equity loans, and other consumer installment credit	4	10	34	2	50

Recoveries of loans previously charged off	239	267	132	2	50

Net charge-offs	(3,832)	(7,245)	(7,399)	(22,503)	(1,501)
Provision for loan losses	5,500	5,388	8,957	17,296	13,547

Balance at end of period	$14,448	$12,780	$14,637	$13,079	$18,286

Net charge-offs to average loans during this period	0.40%	1.06%	1.04%	2.89%	0.20%
Allowance for loan losses to non-performing loans	62.84%	66.38%	37.70%	56.20%	50.45%
Allowance as a % of total loans (end of period)	1.16%	1.63%	2.12%	1.72%	2.26%

Investment Activities

The general objectives of our investment portfolio are to provide liquidity when loan and lease demand is high, to assist in maintaining earnings when loan and lease demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See Item 7A “—Quantitative and Qualitative Disclosures About Market Risk.”

The Company currently invests in mortgage-backed securities (“MBS”) as part of our asset/liability management strategy. Management believes that MBS can represent attractive investment alternatives relative to other investments due to the wide variety of maturity and repayment options available through such investments. In particular, the Company has concluded that short and intermediate duration MBS (with an expected average life of less than ten years) represent a combination of rate and duration that match the Company’s liquidity and risk profile goals. All of the Company’s negotiable securities, including MBS, are held as “available for sale.”

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated. Our securities portfolio at December 31, 2012, did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders’ equity, excluding those issued by the United States Government or its agencies. Collateralized mortgage obligations totaling $77.7 million were purchased during 2012. Seven securities were sold during 2012 totaling $11.9 million. These agency and private label mortgage-backed securities are collateralized with one-to four- family and multi-family residential loans.

	December 31,
	2012		2011		2010
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities Available for Sale:
U.S. government-sponsored entities and agency securities	$2,710	2.23%	$4,038	3.97%	$5,055	7.80%
State and Municipal securities[1]	9,944	8.19	5,713	5.62	—	0.00
Private label residential mortgage-backed securities	41,846	34.46	76,203	74.99	54,246	83.73
Agency residential mortgage-backed securities	66,919	55.12	15,662	15.42	3	0.00
Government National Mortgage Association securities	—	0.00	—	0.00	5,486	8.47

Total	$121,419	100.00	$101,616	100.00	$64,790	100.00

Estimated average remaining life of securities	3.0 years		3.0 years		2.3 years
Other interest earning assets:
Interest-earning deposits with banks	$105,416	92.26%	$37,720	84.40%	$53,729	86.59%
FHLB and other bank stock	8,842	7.74	6,972	15.60	8,323	13.41

	$114,258	100.00%	$44,692	100.00%	$62,052	100.00%

[1]	Includes tax exempt municipal securities with a carrying value of $5.9 million at December 31, 2012.

The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock, as of December 31, 2012 are indicated in the following table.

	December 31, 2012
	One Year or Less	After One Year through Five Years	After Five Years Through 10 Years	After 10 Years	Total Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Fair Value
	(Dollars in Thousands)
Available for Sale:
U.S. government-sponsored entities and agency securities	$706	$2,000	$—	$—	$2,706	$2,710
Municipal securities	—	2,526	896	6,238	9,660	9,944
Private label residential mortgage-backed securities	—	—	—	41,499	41,499	41,846
Agency residential mortgage-backed securities	—	—	—	66,818	66,818	66,919

Total investment securities	$706	$4,526	$896	$114,555	$120,683	$121,419

Weighted average yield	4.38%	2.83%	4.16%	1.77%	1.86%

Sources of Funds

General. The Company’s primary sources of funds are deposits, payments and maturities of outstanding loans and leases and investment securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and leases and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and lease prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Company invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also generates cash through borrowings. The Company utilizes Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management.

Deposits. The Company offers a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. The Company’s deposits consist of savings accounts, money market deposit accounts, interest bearing demand accounts, and certificates of deposit. The Company solicits deposits primarily in our market area and from institutional investors. PacTrust Bank did not hold any brokered deposits at December 31, 2012. Beach held brokered deposits of $141 thousand at December 31, 2012. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain deposits.

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

The following table sets forth our deposit flows during the periods indicated.

	At or for the Year Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Opening balance	$786,334	$646,308	$658,432
Deposits net of withdrawls	99,733	135,037	(20,057)
Acquired in business combinations	414,315	—	—
Interest credited	5,960	4,989	7,933

Ending balance	$1,306,342	$786,334	$646,308

Net increase/(decrease)	$520,008	$140,026	$(12,124)

Percent increase/(decrease)	66.1%	21.7%	(1.8)%

The following table sets forth the maturities of certificates of deposit and other time deposits $250,000 and over at December 31, 2012 (in thousands):

Certificates of deposit $250,000 and over:
Maturing within three months	$68,721
After three but within six months	42,501
After six but within twelve months	22,984
After twelve months	40,919

Total certificates of deposit $250,000 and over	$175,125

Other time deposits $ 250,000 and over [1]:
Maturing within three months	$556
After three but within six months	262
After six but within twelve months	—
After twelve months	266

Total certificates of deposit $250,000 and over	$1,084

(1)	Consists of time deposits held in individual retirement accounts (IRAs).

The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered at the dates indicated.

	December 31,
	2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Noninterest-bearing demand	$194,662	14.90%	$20,039	2.55%	$15,171	2.35%
Savings	159,055	12.18%	39,176	4.98	124,620	19.28
Interest-bearing demand	15,111	1.16%	68,578	8.72	44,860	6.94
Money market	294,804	22.57%	188,658	23.99	89,708	13.88

	663,632	50.80%	316,451	40.24	274,359	42.45

Certificates of deposit
0.00% - 0.99%	434,189	33.24%	319,729	40.66	131,737	20.38
1.00% - 1.99%	186,292	14.26%	123,944	15.76	199,565	30.88
2.00% - 2.99%	9,246	0.71%	15,774	2.01	23,527	3.64
3.00% - 3.99%	7,752	0.59%	4,498	0.57	8,418	1.30
4.00% - 4.99%	4,818	0.37%	5,350	0.68	7,286	1.13
5.00% - 5.99%	202	0.02%	199	0.03	1,416	0.22
6.00% - 6.99%	211	0.02%	349	0.04	—	0.00
8.00% - 8.99%	—	0.00%	40	0.01	—	0.00

Total certificates of deposit	642,710	49.20%	469,883	59.76	371,949	57.55

	$1,306,342	100.00%	$786,334	100.00%	$646,308	100.00%

The following table (in thousands) indicates the amount of the Company’s certificates of deposit by time remaining until maturity as of December 31, 2012.

	2013	2014	2015	2016	2017	Total
0.00% - 2.99%	$460,037	$107,931	$26,828	$17,884	$17,047	$629,727
3.00% - 3.99%	3,115	3,875	711	—	51	7,752
4.00% - 4.99%	4,585	233	—	—	—	4,818
5.00% - 5.99%	—	—	202	—	—	202
6.00% - 6.99%	150	61	—	—	—	211
8.00% - 8.99%	—	—	—	—	—	—

	$467,887	$112,100	$27,741	$17,884	$17,098	$642,710

$100,000 and over	$339,702	$95,729	$23,560	$15,920	$14,731	$489,642
Below $100,000	128,185	16,371	4,181	1,964	2,367	153,068

Total	$467,887	$112,100	$27,741	$17,884	$17,098	$642,710

Weighted Average Interest Rate	0.72%	0.95%	1.22%	1.17%	1.28%	0.81%

Borrowings. Although deposits are our primary source of funds, the Company may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when the Company desires additional capacity to fund loan and lease demand or when they meet our asset/liability management goals. The Company’s borrowings historically have consisted of advances to the Banks from the Federal Home Loan Bank of San Francisco (FHLB). However, the Banks also have the ability to borrow from the Federal Reserve Bank of San Francisco (Federal Reserve Bank).

The Banks may obtain advances from the FHLB by collateralizing the advances with certain of the Banks’ mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2012, the Banks had $75.0 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $179.9 million. The Banks also had the ability to borrow $112.9 million from the Federal Reserve Bank as of that date. See also Note 16 of the Notes to the Company’s consolidated financial statements at Item 8 of this report for additional information regarding FHLB advances. Of the $75.0 million in FHLB borrowings outstanding as of December 31, 2012, $50.0 million are expected to mature in 2013 and $25.0 million are expected to mature in 2014 and 2015.

The following table sets forth certain information as to our FHLB advances at the dates and for the years indicated. We had no other short term borrowings during the years indicated.

	At or for the Year Ended December 31,
	2012	2011	2010
	(Dollars in Thousands)
Average balance outstanding	$54,030	$39,918	$94,548
Maximum month-end balance	$100,000	$70,000	$120,000
Balance at end of year	$75,000	$20,000	$75,000
Weighted average interest rate during the year	0.64%	2.63%	3.02%
Weighted average interest rate at end of the year	0.45%	1.79%	3.02%

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

The Company attracts deposits through the retail branch network and through the internet. One of the ways the Company has been able to be competitive in this area is through its retail branch network. A greater understanding for the needs of the client is uncovered through certain sales processes utilized by the branch network. Consequently, the branches have the ability to service those needs with a variety of deposit accounts at competitive rates. Competition for deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. Based on the most recent branch deposit data as of June 30, 2012 provided by the FDIC, the share of deposits for PacTrust Bank and Beach in Los Angeles, Orange, Riverside, and San Diego counties was as follows:

	PacTrust Bank	Beach
Los Angeles	0.02%	0.09%
Orange	0.38%	0.05%
Riverside	0.53%	—
San Diego	0.80%	—

Employees

At December 31, 2012, we had a total of 572 full-time employees and 42 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.

REGULATION AND SUPERVISION

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), effective July 20, 2011, the regulation and supervision of savings and loan holding companies and bank holding companies was transferred from the Office of Thrift Supervision (“OTS”) to the Federal Reserve Board, and regulation and supervision of federal savings banks, including PacTrust Bank, was transferred from the OTS to the OCC. On July 1, 2012, First PacTrust became a bank holding company as a result of the acquisition of Beach. Prior to that date, First PacTrust was a savings and loan holding company. The Dodd-Frank Act requires that both savings and loan holding companies and bank holding companies, such as First PacTrust, act as a source of financial and managerial strength for their insured depository institution subsidiaries, such as the Banks, particularly when such subsidiaries are in financial distress. The FDIC has the authority to hold a bank liable for losses it incurs in connection with another commonly controlled bank. The Banks are commonly controlled.

Oversight of First PacTrust by the Federal Reserve Board is substantially similar to that conducted by the OTS. Oversight of PacTrust Bank by the OCC, its primary federal banking regulator, is substantially similar to that conducted by the OTS. In addition to the OCC, the FDIC also has authority to regulate and supervise PacTrust Bank, and is the primary federal banking regulator of Beach. The DFI also regulates and supervises Beach.

The Federal Reserve Board has extensive enforcement authority over First PacTrust, and the OCC and the FDIC have extensive enforcement authority over PacTrust Bank and Beach, respectively, under federal law. In addition, the DFI has enforcement authority over Beach under California law. Enforcement authority generally includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely filing of reports. Except under certain circumstances, public disclosure of formal enforcement actions by the Federal Reserve Board, the OCC, the FDIC and the DFI is required by law.

The Dodd-Frank Act made other significant changes to the regulation of bank holding companies including First PacTrust and their subsidiary banks, including PacTrust Bank and Beach, and other significant changes will continue to occur as rules are promulgated under Dodd-Frank. These regulatory changes have had and will continue to have a material effect on the business and results of First PacTrust, PacTrust Bank and Beach. The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), with the authority to promulgate regulations intended to protect consumers with respect to financial products and services, including those provided by the Banks, and to restrict unfair, deceptive or abusive conduct by providers of consumer financial products and services. The activities of PacTrust Bank and Beach are also subject to regulation under numerous United States federal laws and state consumer protection statutes.

In addition to the Dodd-Frank Act, other legislative and regulatory proposals affecting banks have been made both domestically and internationally. Among other things, these proposals include significant additional capital and liquidity requirements and limitations on size or types of activity in which banks may engage.

As a public company, First PacTrust is subject to the regulation and reporting requirements of the SEC. As a publicly traded company listed on NASDAQ, First PacTrust is subject to the rules of NASDAQ for listed companies.

First PacTrust, the Banks, and their subsidiaries are subject to an extensive laws and regulations that are intended primarily for the protection of customers and depositors and not for the protection of security holders. Set forth below is a brief description of material information regarding certain laws and regulations that are applicable to First PacTrust and the Banks. This description, as well as other descriptions of laws and regulations in this 10-K, is not complete and qualified in its entirety by reference to applicable laws and regulations.

Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing First PacTrust and the Banks may be amended from time to time by the OCC, the FDIC, the DFI, the Federal Reserve Board, the CFPB or the SEC, as appropriate. Any legislative or regulatory changes in the future, including those resulting from the Dodd-Frank Act, could adversely affect our operations and financial condition.

The Banks

Both Banks are subject to a variety of requirements under federal law.

Each Bank is required to maintain sufficient liquidity to ensure safe and sound operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The OCC and the FDIC have adopted guidelines establishing safety and soundness standards on such matters as loan and lease underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2012, each Bank was in compliance with these reserve requirements.

FDIC Insurance. The deposits of each Bank are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States. For each Bank, the basic deposit insurance limit is generally $250,000 as specified in FDIC regulations. Non-interest bearing transaction accounts received unlimited coverage through December 31, 2012.

As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Banks’ deposit insurance premiums for the year ended December 31, 2012 were $1.2 million. FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This assessment will continue until the bonds mature in the years 2017 through 2019. For the fiscal year ended December 31, 2012, the Banks paid $71 thousand in FICO assessments.

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution based on annualized rates. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors, with higher risk institutions paying higher premiums. Its deposit insurance premiums are based on the rates applicable to its risk category, subject to certain adjustments, and as required by the Dodd-Frank Act, are assessed on the amount of an institution’s total assets minus its Tier 1 capital.

As a result of a decline in the reserve ratio of the Deposit Insurance Fund (the ratio of the net worth of that fund to estimated insured deposits, referred to as the (“DIF”) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC required insured institutions to prepay on December 30, 2009 the estimated amount of their quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012. The prepaid amount is recorded as an asset and institutions record quarterly expenses for deposit insurance. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on January 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.

Capital Requirements. Each Bank is required to maintain specified levels of regulatory capital under the current capital and prompt corrective action regulations of the OCC and the FDIC. To be adequately capitalized, an institution must have a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be a well-capitalized, an institution must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and total risk-based capital ratio of at least 10.0%. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.

The term leverage ratio means the ratio of Tier 1 or “core” capital to adjusted total assets. The term Tier 1 risk-based capital ratio means the ratio of Tier 1 capital to risk-weighted assets. The term total risk-based capital ratio means the ratio of total capital to risk-weighted assets. Tier 1 core capital generally consists of common stockholders’ equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings, excluding most intangible assets. Total capital consists of the sum of an institution’s Tier 1 core capital and the amount of its Tier 2 capital up to the amount of its Tier 1 core capital. Tier 2 capital consists generally of certain permanent and maturing capital instruments, the amount of the institution’s allowance for loan and lease losses up to 1.25% of risk-weighted assets and certain unrealized gains on equity securities. Adjusted total assets consist of total assets as specified for call report purposes, less such certain items as disallowed servicing assets and accumulated gains/losses on available-for-sale securities. Risk-weighted assets are determined under the capital regulations, which assign to every asset, including certain off-balance sheet items, a risk weight generally ranging from 0% to 100% based on the inherent risk of the asset. At December 31, 2012, the regulatory capital ratios of each Bank exceeded the ratios required to qualify as well-capitalized. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital.”

The OCC and the FDIC have the ability to establish an individual minimum capital requirement for a particular institution, based on its circumstances, which varies from the capital levels that would otherwise be required. The OCC has not imposed any such requirement on PacTrust Bank nor has the FDIC imposed any such requirement on Beach.

An institution that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits. The OCC and the FDIC are authorized and, under certain circumstances, required to take certain actions against an institution that is less than adequately capitalized. Such an institution must submit a capital restoration plan, including a specified guarantee by its holding company, and until the plan is approved by the OCC or the FDIC, the institution may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.

For institutions that are not at least adequately capitalized, progressively more severe restrictions generally apply as capital ratios decrease, or if the OCC or FDIC reclassifies an institution into a lower capital category due to unsafe or unsound practices or unsafe or unsound condition. Such restrictions may cover all aspects of operations and may include a forced merger or acquisition. An institution that becomes “critically undercapitalized” because it has a tangible capital ratio of 2.0% or less is generally subject to the appointment of the FDIC as receiver or conservator for the institution within 90 days after it becomes critically undercapitalized. The imposition by the OCC or the FDIC of any of these measures on the Banks may have a substantial adverse effect on their operations and profitability.

The OCC and the FDIC have proposed substantial revisions to the regulations on capital prompt corrective action for FDIC-insured institutions. See “Proposed Capital Regulations” below.

Anti-Money Laundering and Suspicious Activity Several federal laws, including the Bank Secrecy Act, the Money Laundering Control Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) require all financial institutions including banks implement policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on customers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank acquisition.

Community Reinvestment Act Both Banks are subject to the provisions of the Community Reinvestment Act (“CRA”). Under the terms of the CRA, the banks have a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of their communities, including providing credit to individuals residing in low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, and does not limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community in a manner consistent with the CRA.

The OCC regularly assesses PacTrust Bank and the FDIC regularly assesses Beach on its record in meeting the credit needs of the community served by that institution, including low-income and moderate-income neighborhoods. Each Bank received a satisfactory rating in its most recent CRA evaluation.

The CRA assessment also is considered when the Federal Reserve reviews applications by banking institutions to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office. In the case of a bank holding company applying for approval to acquire a bank, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and those records may be the basis for denying the application.

Financial Privacy Under the requirements imposed by the Gramm-Leach-Bliley Act (the “GLBA”), the Company and its subsidiaries are required periodically to disclose to their retail customers the Company’s policies and practices with respect to the sharing of nonpublic customer information with its affiliates and others, and the confidentiality and security of that information. Under the GLBA, retail customers also must be given the opportunity to “opt out” of information-sharing arrangements with nonaffiliates, subject to certain exceptions set forth in the GLBA.

Limitations on Transactions with Affiliates Transactions between either PacTrust Bank or Beach and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank but which is not a subsidiary of the bank. First PacTrust is an affiliate of each of PacTrust Bank and Beach, and PacTrust Bank and Beach are each affiliates of the other. Generally, Section 23A limits the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of a bank’s capital stock and surplus, and imposes an aggregate limit on all such transactions with all affiliates in an amount equal to 20.0% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable to the Bank, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to an affiliate, the purchase of or investment in the securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral security for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders of the Bank and its affiliates. Under Section 22(h), loans to a director, executive officer or greater than 10.0% shareholder of the Bank or its affiliates and certain related interests may generally not exceed, together with all other outstanding loans to such person and related interests, 15.0% of the Bank’s unimpaired capital and surplus, plus an additional 10.0% of unimpaired capital and surplus for loans that are fully secured by readily marketable collateral having a value at least equal to the amount of the loan. Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as those offered in comparable transactions to other persons, and not involve more than the normal risk of repayment or present other unfavorable features. There is an exception for loans that are made pursuant to a benefit or compensation program that (1) is widely available to employees of the Bank or its affiliate and (2) does not give preference to any director, executive officer or principal shareholder or certain related interests over other employees of the Bank or its affiliate. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of all loans to all of the executive officers, directors and principal shareholders of the Bank or its affiliates and certain related interests may not exceed 100.0% of the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2012, each of PacTrust Bank and Beach was in compliance with the limitations on transactions with affiliates.

Identity Theft. Under Section 315 of the Fair and Accurate Credit Transactions Act (“FACT Act”), PacTrust Bank and Beach are each required to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft “red flags” in connection with the opening of certain accounts or certain existing accounts. Under the FACT Act, each Bank is required to adopt “reasonable policies and procedures” to (i) identify relevant red flags for covered accounts and incorporate those red flags into the program: (ii) detect red flags that have been incorporated into the program; (iii) respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and (iv) ensure the program is updated periodically, to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.

PacTrust Bank and Beach each maintain a program to meet the requirements of Section 315 of the FACT Act and PacTrust Bank and Beach each believes it is currently in compliance with these requirements.

Consumer Protection Laws and Regulations Each of PacTrust Bank and Beach and its affiliates are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers including but not limited to the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Secure and Fair Enforcement in Mortgage Licensing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Service Members’ Civil Relief Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. If either PacTrust Bank or Beach fails to comply with these laws and regulations, it may be subject to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages and the loss of certain contractual rights. Each of PacTrust Bank and Beach has compliance policies and procedures in place to help ensure its compliance with these requirements.

Consumer Financial Protection Bureau. The Dodd-Frank Act established the CFPB as a new independent bureau within the Federal Reserve system that is responsible for regulating consumer financial products and services under federal consumer financial laws. The CFPB has broad rulemaking authority with respect to these laws. First PacTrust, PacTrust Bank and Beach are subject to CFBB’s regulation of consumer financial services and products. The CFPB issued numerous regulations in 2012, and will continue to do so in the next few years. The CFPB’s rulemaking, examination and enforcement authority is expected to significantly affect financial institutions involved in the provision of consumer financial products and services, including First PacTrust, PacTrust Bank and Beach.

New restrictions on residential mortgages were also promulgated under the Dodd-Frank Act. The provisions include (i) a requirement that lenders make a determination that at the time a residential mortgage loan is consummated the consumer has a reasonable ability to repay the loan and related costs, (ii) a ban on loan originator compensation based on the interest rate or other terms of the loan (other than the amount of the principal), (iii) a ban on prepayment penalties for certain types of loans, (iv) bans on arbitration provisions in mortgage loans and (v) requirements for enhanced disclosures in connection with the making of a loan. The Dodd-Frank Act also imposes a variety of requirements on entities that service mortgage loans. In January 2013, the CFPB issued select final rules required by the Dodd-Frank Act related to residential mortgage origination and servicing. These rules go into effect January 2014

PacTrust Bank

The investment and lending authority of PacTrust Bank is prescribed by federal laws and regulations and PacTrust Bank is prohibited from engaging in any activities not permitted by such laws and regulations.

As a federally chartered savings bank, PacTrust Bank is required to meet a qualified thrift lender (“QTL”) test, under which PacTrust Bank is required to maintain a significant portion of its assets in housing-related loans and leases and investments. Failure to meet the QTL test can trigger certain restrictions on PacTrust Bank and First PacTrust, and can be the basis for enforcement action. As of December 31, 2012, PacTrust Bank met the QTL test.

PacTrust Bank is also subject to a 35% of total assets limit on consumer loans, commercial paper and corporate debt securities, and a 20% limit on commercial non-mortgage loans. Separately, PacTrust Bank has authority to invest up to 400% of its capital in loans secured by non-residential real estate. PacTrust Bank met these limits as of December 31, 2012.

The branching authority of PacTrust Bank is regulated by the OCC. PacTrust Bank is generally authorized to branch nationwide, subject to OCC approval. The OCC also must approve PacTrust Bank’s acquisition of other financial institutions and certain other acquisitions.

PacTrust Bank’s general limit on aggregate loans to one borrower is equal to 25% of the sum of its Tier 1 and Tier 2 capital and its allowance for loan and lease losses, subject to certain exceptions. Of this amount, no more than 15% may be unsecured loans. At December 31, 2012, PacTrust Bank’s lending limit under this restrictions was $43.2 million on a secured basis and $25.9 million on an unsecured basis. PacTrust Bank is in compliance with the loans-to-one-borrower limitation.

OCC regulations impose various restrictions on the ability of a federal savings bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, if both before and after the proposed distribution, a federal savings bank would remain well-capitalized, it may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years. However, the OCC may restrict dividends by an institution deemed to be in need of more than normal supervision.

A federal savings bank proposing to make a capital distribution must submit written notice to the OCC if it would not remain well-capitalized following the distribution. A federal savings bank that does not, or would not meet its current minimum capital requirements following a proposed capital distribution, or proposes to exceed these net income limitations, must obtain OCC approval prior to making such distribution. The OCC may object to the distribution on safety and soundness concerns.

PacTrust Bank is a member of the FHLB, which makes loans or advances to members. All advances are required to be fully secured by sufficient collateral as determined by the FHLB, and all long-term advances are required to provide funds for residential home financing. PacTrust Bank is required to purchase and maintain stock in the FHLB. At December 31, 2012, PacTrust Bank had $7.2 million in FHLB stock, which was in compliance with this requirement.

Beach

The investment, lending and other authorities of Beach are prescribed by federal and California laws and regulations, including but not limited to the California Financial Information Privacy Act. Beach is prohibited from engaging in any activities not permitted by such laws and regulations. Generally, under federal law, its activities and investments are limited to those permissible for a national bank, subject to certain exceptions.

The branching authority of Beach is regulated by the FDIC and the DFI. Beach is generally authorized to branch nationwide, subject to regulatory approval. These agencies also must approve Beach’s acquisition of other financial institutions and certain other acquisitions.

Beach’s general limit on aggregate loans to one borrower is 25% of the sum of shareholders’ equity, allowance for loan and lease losses, capital notes and debentures. Of this amount, no more than 15% may be unsecured loans. At December 31, 2012, Beach’s lending limits under these restrictions were $8.7 million and $5.2 million, respectively. Beach is in compliance with the loans-to-one-borrower limitation.

With the prior approval of the DFI, Beach may make distributions to shareholders, which include dividends, stock redemptions or repurchases, and certain other items, up to the greater of its retained earnings, its net income for the last fiscal year, or its net income for the current fiscal year. If the DFI determines that the shareholders’ equity of Beach is inadequate or that payment of a proposed dividend would be unsafe or unsound for Beach, it may prohibit the payment of dividends.

Beach is a member of the FHLB, which makes loans or advances to members. All advances are required to be fully secured by sufficient collateral as determined by the FHLB, and all long-term advances are required to provide funds for residential home financing. Beach is required to purchase and maintain stock in the FHLB. At December 31, 2012, Beach had $1.2 million in FHLB stock, which was in compliance with this requirement.

First PacTrust

First PacTrust is required to register and file reports with, and is subject to regulation and examination by the Federal Reserve Board. The activities of First PacTrust and its subsidiaries other than the Banks are restricted to activities permissible for bank holding companies. Federal Reserve Board approval is required for acquisition of another financial institution or holding company thereof, and, under certain circumstances, for the acquisition of other subsidiaries.

As a bank holding company, First PacTrust is subject to the current regulations of the Federal Reserve Board on capital for a bank holding company, which establish a capital framework based on Tier 1 and Tier 2 capital generally the same as Tier 1 and a Tier 2 capital for the Banks, as described above. For bank holding companies, generally the minimum capital ratios (all on a consolidated basis) consist of a Tier 1 risk-based capital ratio of 4%, a total risk-based capital ratio of 8% and a leverage ratio of 4%. On an individual basis, the Federal Reserve Board can impose higher ratios on a bank holding company. To be considered well-capitalized, a bank holding company must have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%, and is not subject to a written agreement, order or directive to maintain a specific capital measure. As of December 31, 2012, First PacTrust was considered well-capitalized, with capital ratios in excess of those required to qualify as such.

The Federal Reserve Board has proposed substantial revisions to the regulations on capital for bank holding companies. See “Proposed Capital Regulations” below.

Under the Federal Reserve Board’s policy statement on the payment of cash dividends, a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. A bank holding company must give the Federal Reserve Board prior notice of any purchase or redemption of its equity securities if the consideration for the purchase or redemption, when combined with the consideration for all such purchases or redemptions in the preceding 12 months is equal to 10% or more of its consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would be an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or condition imposed in writing by the Federal Reserve Board. This notification requirement does not apply to a bank holding company that qualifies as well capitalized, received a composite rating and a rating for management of “1” or “2” in its last examination and is not subject to any unresolved supervisory issue.

Proposed Capital Requirements

The Federal Reserve Board, the OCC and the FDIC have proposed rules that would substantially amend the capital regulations applicable to First PacTrust and the Banks. The proposed rules would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. As published, the proposed rules contemplated a general effective date of January 1, 2013, and, for certain provisions, various phase-in periods and later effective dates. However, the federal banking agencies have announced that the proposed rules will not be effective on January 1, 2013. The agencies have not adopted final rules or published any modifications to the proposed rules. The proposed rules as published are summarized below. It is not possible to predict when or in what form final regulations may be adopted.

The proposed rules include new minimum capital ratios, to be phased in until fully effective on January 1, 2015, and would refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital ratios would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” requirement of 2.5% above each of the new regulatory minimum capital ratios to be phased in starting on January 1, 2016 and fully effective on January 1, 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if any of its capital levels fell below the buffer amount.

The proposed rules would also implement other revisions to the current capital rules, such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

The agencies also proposed revisions, effective January 1, 2015, to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels show signs of weakness. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well-capitalized:” (i) a common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, effective January 1, 2015. In particular, the proposed rules would establish risk-weighting categories generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures. Specifics include, among others:

•

For residential mortgage exposures, changing the current 50% risk weight for high-quality seasoned mortgages and 100% risk-weight for all other mortgages to risk weights between 35% and 200% depending upon the LTV ratio and other factors (but VA and FHA guaranteed loans would have 0% risk weight).

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

If adopted, these rules could result in more stringent capital and liquidity requirements for First PacTrust, PacTrust Bank and Beach.

Future Legislation or Regulation

In light of recent conditions in the United States economy and the financial services industry, the Obama administration, Congress, the regulators and various states continue to focus attention on the financial services industry. Additional proposals that affect the industry have been and will likely continue to be introduced. We cannot predict whether any of these proposals will be enacted or adopted or, if they are, the effect they would have on our business, our operations or our financial condition.

TAXATION

Federal Taxation

General. First PacTrust and its subsidiaries are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Banks. Gateway Bancorp and its subsidiaries are currently under exam by the Internal Revenue Service for the 2008 and 2009 tax years (years prior to the merger). This exam is currently open. Management is not aware of any material adjustments at this time.

Method of Accounting. For federal income tax purposes, the Company reports its income and expenses on the accrual method of accounting with a December 31 year end.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company has not been subject to the alternative minimum tax, nor does the Company have any such amounts available as credit for carryover.

Net Operating Loss Carryovers. The Company may carryback net federal operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2012, the Company had $6.9 million in net operating loss carryforwards for federal income tax purposes and $32.3 million in net operating loss carryforwards for California income tax purposes. The utilization of the net operating loss and other carryforwards are subject to annual limitations set forth in Section 382 of the Internal Revenue Code. The tax attributes acquired in the Beach Business Bank and Gateway Bancorp acquisitions are subject to an annual Section 382 limitation of $1.3 million and $0.5 million, respectively.

State Taxation

First PacTrust and its subsidiaries are subject to various state corporate franchise income taxes. Taxes for each state are assessed at different rates. The majority of the Company’s income is sourced to California for state taxation purposes. The California income tax rate is 10.84% for the 2012 tax year. For this purpose, California taxable income generally means federal taxable income subject to certain modifications provided for in the California law.

Item 1A. Risk Factors

RISK FACTORS

An investment in our securities, including our common stock and our 7.50% Senior Notes due April 15, 2020 (“senior notes”), is subject to certain risks. These risk factors should be considered by prospective and current investors in our securities when evaluating the disclosures in this Annual Report on Form 10-K. The risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event, the value of our securities could decline, and you may lose all or part of your investment.

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

There are risks associated with our growth strategy. To the extent that we grow through acquisitions, we cannot ensure that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or other assets, as well as other expansion activities, involves various risks including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of integrating acquired banks or branches into PacTrust Bank, and or Beach, the risk of loss of customers and/or employees of the acquired institution or branch, executing cost savings measures, not achieving revenue enhancements and otherwise not realizing the transaction’s anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management’s attention from ongoing business operations, may require investment in integration and in development and enhancement of additional operational and reporting processes and controls, and may subject us to additional regulatory scrutiny.

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

On August 21, 2012, we entered into a definitive agreement to acquire all of the outstanding stock of PBOC. The closing of the transaction is subject to the satisfaction of certain conditions, including the approval of the merger by PBOC shareholders and receipt of all necessary or advisable regulatory approvals. No assurance can be given as to when or whether these approvals will be received. The success of our pending acquisition of PBOC will depend on, among other things, our ability to realize anticipated cost savings and to combine our businesses with those of PBOC in a manner that does not materially disrupt existing customer relationships or result in decreased revenues from our respective customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

The Company and PBOC have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated cost savings, will depend, in part, on our ability to successfully combine the businesses of the Company and PBOC. To realize these anticipated benefits, after the completion of the merger, we expect to integrate PBOC’s business into our own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. The loss of key employees could adversely affect our ability to successfully conduct our business in the markets in which PBOC now operates, which could adversely affect us. If we experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that lead PBOC customers to move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on us for an undetermined period after completion of the merger. In addition, the actual cost savings of the merger could be less than anticipated.

Our recent acquisitions of Beach and Gateway may present certain risks to our business and operations.

We completed our acquisition of Beach on July 1, 2012 and our acquisition of Gateway on August 17, 2012. Difficulties in capitalizing on the opportunities presented by the Beach and Gateway acquisitions may prevent us from fully achieving the expected benefits from the acquisitions, or may cause the achievement of such expected benefits to take longer than expected.

Further, the assimilation of PacTrust Bank’s, Beach’s and Gateway’s customers and markets could result in higher than expected deposit attrition, loss of key employees, disruption of our businesses, including the businesses of PacTrust Bank, Beach and Gateway or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisitions. These matters could have an adverse effect on First PacTrust for an undetermined period. We will be subject to similar risks and difficulties in connection with any future acquisitions, including the pending acquisition of PBOC.

Our financial condition and results of operations are dependent on the economy, particularly in PacTrust Bank’s and Beach’s market areas. The current economic conditions in the market areas we serve may continue to impact our earnings adversely and could increase the credit risk of our loan and lease portfolio.

Our primary market area is concentrated in the greater San Diego, Riverside, Orange and Los Angeles counties. Adverse economic conditions in any of these, market areas can reduce our rate of growth, affect our customers’ ability to repay loans and leases and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. Weak economic conditions and ongoing strains in the financial and housing markets have resulted in higher levels of loan and lease delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans and leases.

A further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

•	demand for our products and services may decline;

•	loan and lease delinquencies, problem assets and foreclosures may increase;

•	collateral for our loans and leases may further decline in value; and

•	the amount of our low-cost or non-interest-bearing deposits may decrease.

We cannot accurately predict the effect of the weakness in the national economy on our future operating results or the market price of the notes.

The national economy in general and the financial services sector in particular continue to face significant challenges. We cannot accurately predict the severity or duration of current economic weaknesses, which have adversely impacted the markets we serve. Any further deterioration in national or local economic conditions would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and could also cause the market price of the notes to decline. While it is impossible to predict how long these conditions may exist, the current economic weaknesses could present substantial risks for some time for the banking industry and for us.

Our allowance for loan and lease losses may prove to be insufficient to absorb probable incurred losses in our loan and lease portfolio.

Lending money is a substantial part of our business. Every loan and lease carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	in the case of a collateralized loan or lease, the changes and uncertainties as to the future value of the collateral;

•	the credit history of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan or lease.

We maintain an allowance for loan and lease losses which we believe is appropriate to provide for probable incurred losses in our loan and lease portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

•	an ongoing review of the quality, size and diversity of the loan and lease portfolio;

•	evaluation of non-performing loans and leases;

•	historical default and loss experience;

•	historical recovery experience;

•	existing economic conditions;

•	risk characteristics of the various classifications of loans and leases; and

•	the amount and quality of collateral, including guarantees, securing the loans and leases.

If our loan and lease losses exceed our allowance for probable incurred loan and lease losses, our business, financial condition and profitability may suffer.

The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans and leases. In determining the amount of the allowance for loan and lease losses, we review our loans and leases and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan and lease losses may not be sufficient to cover losses inherent in our loan and lease portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan and lease losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of our control, may require an increase in the allowance for loan and lease losses. Our allowance for loan and lease losses was 1.16% of gross originated loans and leases held for investment and 62.84% of originated nonperforming originated loans at December 31, 2012. In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of further charge-offs, based on judgments different than that of management. If charge-offs in future periods exceed the allowance for loan and lease losses, we will need additional provisions to increase the allowance for loan and lease losses. Any increases in the provision for loan and lease losses will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.

Our business may be adversely affected by credit risk associated with residential property and declining property values.

At December 31, 2012, $658.6 million, or 52.8% of our total gross loan and lease portfolio, was secured by single-family mortgage loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the California housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our level of adjustable rate loans.

A substantial majority of our real estate secured loans held are adjustable-rate loans. Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable rate mortgage loans, increasing the possibility of defaults that may adversely affect our profitability.

Our underwriting practices may not protect us against losses in our loan portfolio.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices, including: analyzing a borrower’s credit history, financial statements, tax returns and cash flow projections; valuing collateral based on reports of independent appraisers; and verifying liquid assets. Although we believe that our underwriting criteria are, and historically have been, appropriate for the various kinds of loans we make, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and consumer behavior. In addition, our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors. Finally, we may have higher credit risk, or experience higher credit losses, to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. Our residential loan portfolio is largely jumbo loans that exceed loan size limit of Fannie Mae and Freddie Mac and therefore have a more limited secondary market demand than that of conforming loans. At December 31, 2012, 73.5% of our commercial real estate loans and 97.4% of our residential mortgages were secured by collateral in Southern California. Deterioration in real estate values and underlying economic conditions in Southern California could result in significantly higher credit losses to our portfolio.

Our non-traditional, interest-only single-family residential loans expose us to increased lending risk.

Many of the residential mortgage loans we have originated for investment consisted of non-traditional single family loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines.

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

We originate commercial and multi-family real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family real estate loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

If we foreclose on a commercial or multi-family real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As of December 31, 2012, our commercial and multi-family real estate loans totaled $453.6 million, or 36.4% of our total gross loan portfolio.

Our portfolio of Green Loans subjects us to greater risks of loss.

We have a portfolio of Green Account home equity loans which generally have a fifteen year draw period with interest-only payment requirements, and a balloon payment requirement at the end of the draw period. The Green Loans include an associated “clearing account” that allows all types of deposit and withdrawal transactions to be performed by the borrower during the term. We ceased originating new Green Loans in 2011; however, existing Green Loan borrowers are entitled to continue to draw on their Green Loan, and at December 31, 2012, the balance of Green Loans in our portfolio totaled $206.0 million.

In 2011, we implemented an information reporting system which allowed us to capture more detailed information than was previously possible, including transaction level data concerning our Green Loans. Although such transaction level data would have enabled us to more closely monitor trends in the credit quality of our Green Loans, we do not possess the enhanced transaction level data relating to the Green Loans for periods prior to the implementation of those enhanced systems. Although we do not believe that the absence of such historical data itself represents a material impediment to our current mechanisms for monitoring the credit quality of the Green Loans, until we compile sufficient transaction level data going forward we are limited in our ability to use historical information to monitor trends in the portfolio that might assist us in anticipating credit problems. Green Loans expose us to greater credit risk than other residential mortgage loans because they are non- amortizing and contain large balloon payments upon maturity. Although the loans require the borrower to make monthly interest payments, we are also subject to an increased risk of loss in connection with the Green Loans because payments due under the loans can be made by means of additional advances drawn by the borrower, up to the amount of the credit limit, thereby increasing our overall loss exposure due to negative amortization. The balloon payment due on maturity may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. Our ability to take remedial actions in response to these additional risks of loss is limited by the terms and conditions of the Green Loans and our alternatives consist primarily of the ability to curtail additional borrowing when we determine that either the collateral value of the underlying real property or the credit worthiness of the borrower no longer supports the level of credit originally extended. Additionally, many of our Green Loans have larger balances than traditional residential mortgage loans, and accordingly, if the loans go into default either during the draw period or at maturity, any resulting charge-offs may be larger on a per loan basis than those incurred with traditional residential loans.

If our investments in other real estate owned are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property is taken in as other real estate owned (“OREO”), and at certain other times during the asset’s holding period. Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value (fair value) of the foreclosed property less estimated selling costs. A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, the fair value of our investments in other real estate owned may not be sufficient to recover our NBV in such assets, resulting in the need for additional write-downs. Additional material write-downs to our investments in other real estate owned could have a material adverse effect on our financial condition and results of operations. Our bank regulators periodically review our OREO and may require us to recognize further write-downs. Any increase in our write-downs, as required by such regulator, may have a material adverse effect on our financial condition and results of operations.

Our portfolio of “re-performing” loans subjects us to a greater risk of loss.

We have a portfolio of re-performing residential mortgage loans which we purchased in several large pools at a discount to the outstanding principal balance on the loans. These re-performing loans were discounted because either (i) the borrower was delinquent at the time of the loan purchase or had previously been delinquent and had become current prior to our purchase of the loan, or (ii) because the loan had been modified from its original terms. We purchased the loans because we believe that we can successfully service the loans and have the borrowers consistently meet their obligations under the loan, which will increase the value of the loans. However, re-performing loans expose us to greater credit risk than other residential mortgage loans because they have a higher risk of delinquency, default and foreclosure than other residential mortgage loans and may result in higher levels of realized losses.

Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may not be sufficient to repay the loan in the event of default.

We make our commercial and industrial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial and industrial loans may depreciate over time, be difficult to appraise and fluctuate in value. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. Accordingly, we make our commercial and industrial loans primarily based on the historical and expected cash flow of the borrower and secondarily on underlying collateral provided by the borrower. As of December 31, 2012, our commercial and industrial loans totaled $80.4 million, or 6.4% of our total gross loan portfolio.

We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems.

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including our online banking services and data processing systems. Any failure or interruption, or breaches in security, of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems and, therefore, could harm our business, operating results and financial condition. Additionally, interruptions in service and security breaches could lead existing customers to terminate their banking relationships with us and could make it more difficult for us to attract new banking customers.

We are exposed to risk of environmental liabilities with respect to real properties which we may acquire.

Due to the continued weakness of the U.S. economy and, more specifically, the California economy, including higher levels of unemployment than the nationwide average and continuing declines in real estate values, many borrowers have been unable to meet their loan repayment obligations and, as a result, we have had to initiate foreclosure proceedings with respect to and take title to an increased number of real properties that had collateralized their loans. Moreover, if the economic conditions remain weak or worsen, we may have to continue to foreclose and take title to additional real properties. As an owner of such properties, we could become subject to environmental liabilities and incur substantial costs for any property damage, personal injury, investigation and clean-up that may be required due to any environmental contamination that may be found to exist at any of those properties, even though we did not engage in the activities that led to such contamination. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties seeking damages for environmental contamination emanating from the site. If we were to become subject to significant environmental liabilities or costs, our business, financial condition, results of operations and prospects could be adversely affected.

The expansion of our single family residential mortgage loan originations could adversely affect our business, financial condition and results of operations.

A significant portion of our loan originations business consists of providing purchase money loans to homebuyers and refinancing existing loans. The origination of purchase money mortgage loans is greatly influenced by independent third parties involved in the home buying process such as realtors and builders. As a result, our ability to secure relationships with such independent third parties will affect our ability to grow our purchase money mortgage loan volume and, thus, our loan originations business. Our retail branches and retail call center also originates refinances of existing mortgage loans, which is very sensitive to increases in interest rates, and may decrease significantly if interest rates rise.

Our wholesale originations business operates largely through third party mortgage brokers who are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and actively compete with us in our efforts to expand our broker networks. Accordingly, we may not be successful in maintaining our existing relationships or expanding our broker networks.

We have made substantial investments to grow our residential mortgage lending business in recent quarters, including adding experienced mortgage loan officers and administrators and management, leasing additional space at our headquarters, opening additional loan production offices, and investing in technology. Our residential mortgage lending business may not generate sufficient revenues to enable us to recover our substantial investment in our residential mortgage lending business, or may not grow sufficiently to contribute to earnings in relation to our investment. Moreover, we may be unable to sell the mortgage loans we originate into the secondary mortgage market at a profit due to changes in interest rates or a reduction in the demand for mortgage loans in the secondary mortgage market. Accordingly, our investment in and expansion of our residential mortgage lending business could adversely affect our business, financial condition and results of operations.

An increase in interest rates, change in the programs offered by governmental sponsored entities (“GSE”) or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations, which are conducted through the Mission Hills Mortgage Bankers division acquired in connection with our acquisition of Gateway, provide a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of single-family residential loans pursuant to programs currently offered by Fannie Mae, Freddie Mac and other investors on a servicing released basis. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

Secondary mortgage market conditions could have a material adverse impact on our financial condition and earnings.

In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for single-family residential loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. These conditions may fluctuate or even worsen in the future. We believe our ability to retain mortgage loans is limited. As a result, a prolonged period of secondary market illiquidity may reduce our loan production volumes and could have a material adverse impact on our future earnings and financial condition.

Any breach of representations and warranties made by us to our residential mortgage loan purchasers or credit default on our loan sales may require us to repurchase residential mortgage loans we have sold.

We sell a majority of the residential mortgage loans we originate in the secondary market pursuant to agreements that generally require us to repurchase loans in the event of a breach of a representation or warranty made by us to the loan purchaser. Any fraud or misrepresentation during the mortgage loan origination process, whether by us, the borrower, mortgage broker, or other party in the transaction, or, in some cases, upon any early payment default on such mortgage loans, may require us to repurchase such loans.

We believe that, as a result of the increased defaults and foreclosures during the past several years resulting in increased demands for repurchases and indemnifications in the secondary market, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and would benefit from enforcing any repurchase remedies they may have. We believe that our exposure to repurchases under our representations and warranties includes the current unpaid balance of all loans we have sold, including loans originated and sold by Gateway prior to our acquisition. Gateway previously originated loans that had more flexible underwriting guidelines than our current guidelines, and we believe, a higher risk of loss. From 2004 through the time of our acquisition of Gateway in 2012, Gateway sold an aggregate of $8.0 billion of residential loans. To recognize the potential loan repurchase or indemnification losses from those loans, we have recorded a reserve of $3.5 million as of December 31, 2012. During 2012, we sold an aggregate of $547.5 million of residential loans. A deterioration in the economy, an increase in interest rates or a decrease in home values could increase customer defaults on residential loans we sold and increase demands for repurchases and indemnification and increase our losses from loan repurchases and indemnifications. If we are required to indemnify or repurchase loans that we originate and sell that result in losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations. In addition, any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition.

Other-than-temporary impairment charges in our investment securities portfolio could result in losses and adversely affect our continuing operations.

As of December 31, 2012, the Company’s investment securities portfolio consisted of 85 securities, 40 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s private label residential mortgage-backed securities, as discussed below.

The Company’s private label residential mortgage-backed securities that are in a loss position had a fair value of $12.3 million with unrealized losses of approximately $128 thousand at December 31, 2012. The Company’s agency residential mortgage-backed securities that are in a loss position had a fair value of $37.4 million with unrealized losses of approximately $234 thousand. These residential mortgage-backed securities were rated AA or above at purchase and are not within the scope of ASC 325. The Company monitors to ensure it has adequate credit support and as of December 31, 2012, the Company believes there is no other than temporary impairment (OTTI) and did not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

We closely monitor our investment securities for changes in credit risk. The valuation of our investment securities also is influenced by external market and other factors, including implementation of SEC and Financial Accounting Standards Board guidance on fair value accounting. Accordingly, if market conditions deteriorate further and we determine our holdings of other investment securities are OTTI, our future earnings, shareholders’ equity, regulatory capital and continuing operations could be materially adversely affected.

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

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies and questionable or fraudulent activities of our customers. We have policies and procedures in place to promote ethical conduct and protect our reputation. However, these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental oversight.

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

We depend on our key employees.

Our future prospects are and will remain highly dependent on our directors and executive officers. Our success will, to some extent, depend on the continued service of our directors and continued employment of the executive officers. The unexpected loss of the services of any of these individuals could have a detrimental effect on our business. Although we have entered into employment agreements with members of our senior management team, no assurance can be given that these individuals will continue to be employed by us. The loss of any of these individuals could negatively affect our ability to achieve our growth strategy and could have a material adverse effect on our results of operations and financial condition.

We currently hold a significant amount of bank-owned life insurance.

At December 31, 2012, we held $18.7 million of bank-owned life insurance (“BOLI”) on certain key and former employees and executives, with a cash surrender value of $18.7 million. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

If our investment in the Federal Home Loan Bank of San Francisco becomes impaired, our earnings and shareholders’ equity could decrease.

At December 31, 2012, we owned $8.4 million in Federal Home Loan Bank (“FHLB”) stock. We are required to own this stock to be a member of and to obtain advances from our FHLB. This stock is not marketable and can only be redeemed by our FHLB. Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.

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

We operate in a highly regulated environment and our operations and income may be affected adversely by changes in laws, rules and regulations governing our operations.

We are subject to extensive regulation and supervision by the Federal Reserve Board, the OCC, the FDIC and DFI. The Federal Reserve Board regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part our cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect our net interest margin. Federal Reserve Board policies can also materially affect the value of financial instruments that we hold, such as debt securities, certain mortgage loans held for sale and mortgage servicing rights (“MSRs”). Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to us. Changes in policies of the Federal Reserve Board are beyond our control and the impact of changes in those policies on our activities and results of operations can be difficult to predict.

The Company and its bank subsidiaries are heavily regulated at the federal and state levels. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan and lease losses and determine the level of deposit insurance premiums assessed.

The federal banking regulatory agencies have proposed rules to implement a new global regulatory standard on bank capital adequacy referred to as Basel III, as well as to implement new capital requirements under the Dodd-Frank Act. The proposed rules would increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets. The proposed changes, if implemented, would be phased in over several years from 2013 through 2019.

Congress and state legislatures and federal and state agencies continually review banking laws, regulations and policies for possible changes. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material adverse impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or growth prospects. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

The Dodd-Frank Act and supporting regulations could have a material adverse effect on us.

The Dodd-Frank Act provides for, among other things, new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies. Under the Dodd-Frank Act, PacTrust Bank’s former primary regulator, the OTS, was eliminated and existing federal thrifts, including PacTrust Bank, became subject to regulation and supervision by the OCC, which also supervises and regulates all national banks. In addition, on July 21, 2011, all savings and loan holding companies, including First PacTrust at that time, became subject to regulation and supervision by the Federal Reserve Board, which also supervises and regulates all bank holding companies. In addition, upon our acquisition of Beach on July 1, 2012, First PacTrust became a bank holding company and subject to capital requirements at the holding company level. These changes may result in additional restrictions on investments and other holding company activities. Effective July 21, 2011, financial institutions have been allowed to pay interest on demand deposits, which has increased our interest expense.

Recently proposed rules under the Dodd-Frank Act significantly impact our operations, and we expect to continue to face increased regulation. These regulations may affect the manner in which we do business and the products and services that we provide, affect or restrict our ability to compete in our current businesses or our ability to enter into or acquire new businesses, reduce or limit our revenue or impose additional fees, assessments or taxes on us, intensify the regulatory supervision of us and the financial services industry, and adversely affect our business operations. The Dodd-Frank Act, among other things, established a Consumer Financial Protection Bureau (the “CFPB”) with broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation. The Dodd-Frank Act enhanced the regulation of mortgage banking and gave authority to the new CFPB to implement mortgage regulations. Proposed and anticipated mortgage rules could dramatically alter our residential mortgage business, from application, to underwriting, to closing, and servicing. In addition, many of the other provisions of the Dodd-Frank Act have extended implementation periods and require extensive additional rulemaking, guidance and interpretation by various regulatory agencies. We expect that the Dodd-Frank Act, including current and future rules implementing its provisions and the interpretations of those rules, will reduce our revenues, increase our expenses, require us to change certain of our business practices, increase the regulatory supervision of us, increase our capital requirements and impose additional assessments and costs on us, and otherwise adversely affect our business.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

We may pay higher FDIC premiums in the future. The Dodd-Frank Act increased the minimum FDIC deposit insurance reserve ratio from 1.15% to 1.35%. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio on institutions with assets less than $10.0 billion. The FDIC has not announced how it will implement this offset. In addition to the minimum reserve ratio, the FDIC must set a designated reserve ratio. The FDIC has set a designated reserve ratio of 2.0, which exceeds the minimum reserve ratio.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations that became effective April 1, 2011, under which insurance premiums are based on an institution’s total assets minus its tangible equity instead of its deposits. Although our FDIC insurance premiums were initially reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations.

We rely on dividends from PacTrust Bank and Beach for substantially all of First PacTrust’s revenue.

The Company’s primary source of revenue at the holding company level is earnings of available cash and securities and dividends from PacTrust Bank and Beach. The OCC, in the case of PacTrust Bank, and the DFI, in the case of Beach, regulate and, in some cases, must approve the amounts PacTrust Bank and Beach pay as dividends to First PacTrust. If PacTrust Bank or Beach is unable to pay dividends, First PacTrust may not be able to service its debt, including its senior notes, pay its other obligations or pay dividends on its preferred and common stock which could have a material adverse impact on our financial condition or your investment in our securities.

The Company has a significant deferred tax asset and may or may not be fully realized.

The Company has a significant deferred tax asset (“DTA”) and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2012, the Company had a net deferred tax asset of $7.6 million, net of a deferred tax asset valuation allowance of $8.4 million. Although realization is not assured, the Company believes that the realization of the recognized net deferred tax asset at December 31, 2012 is more likely than not based upon available tax planning strategies and expectations as to future taxable income.

Our ability to utilize our DTAs to offset future taxable income may be significantly limited if the Company experiences an “ownership change” under the Internal Revenue Code.

As of December 31, 2012, the Company had recognized net DTAs of approximately $7.6 million, which are included in our tangible common equity. The Company’s ability to utilize its DTAs to offset future taxable income may be significantly limited if the Company experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, referred to herein as the Code. In general, an ownership change will occur if there is a cumulative change in the Company’s ownership by “5-percent or more shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. If this were to occur, the Company would be subject to an annual limitation on its pre-ownership change DTAs equal to the value of the corporation immediately before the ownership change, provided that the annual limitation would be increased each year to the extent that there is an unused limitation in a prior year.

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

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater name recognition, resources and lending limits than we do and may offer certain services or prices for services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our markets.

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

As of December 31, 2012, we had $75.0 million of long-term debt in the form of advances from the Federal Home Loan Bank in addition to the senior notes. As of December 31, 2012, in addition to $81.8 million in Senior Notes, we also had 32,000 shares of SBLF Preferred Stock, with a liquidation preference of $1,000 per share, issued and outstanding.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company conducts its operations from its main and executive offices, branch offices, and Mission Hills Mortgage Bankers offices. We lease our principal executive offices located in Irvine, California. In December, 2012, the Company sold its office building located at 610 Bay Boulevard, Chula Vista, resulting in a gain of $407 thousand. See further discussion in Note 13—Premises and Equipment in the notes to the consolidated financial statements contained in Item 8 of this report.

The following table provides a list of the Company’s offices and indicates whether the properties are owned or leased:

Location	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2012
(Dollars in Thousands)

MAIN AND EXECUTIVE OFFICES:
18500 Von Karman Avenue Irvine, CA 92612(1)	Leased	December, 2017	N/A

610 Bay Boulevard Chula Vista, CA 91910(1)	Leased	March, 2013	N/A

350 S. Figueroa Street Los Angeles, CA 90071	Leased	December, 2012	N/A

9595 Wilshire Boulevard Beverly Hills, CA 90212	Leased	December, 2017	N/A

BRANCH OFFICES:
279 F Street Chula Vista, CA 91912	Owned	N/A	$776

850 Lagoon Drive Chula Vista, CA 91910	*	N/A	N/A

350 Fletcher Parkway El Cajon, CA 91910	Leased	December, 2014	N/A

5508 Balboa Avenue San Diego, CA 92111	Leased	October, 2021	N/A

27425 Ynez Road Temecula, CA 92591	Owned	N/A	$1,252

8200 Arlington Avenue Riverside, CA 92503	*	N/A	N/A

5030 Arlington Avenue Riverside, CA 92503	Owned	N/A	$406

7877 Ivanhoe Street La Jolla, CA 92037	Owned	N/A	$2,155

7877 Ivanhoe Street (land lease) La Jolla, CA 92037(3)	Leased	October, 2017	N/A

1642 West San Marcos Boulevard San Marcos, CA 92078	Owned	N/A	$1,964

1880 Century Park East Los Angeles, CA 90067	Leased	July, 2021	N/A

2635 Wilshire Boulevard Santa Monica, CA 90403	Leased	September, 2021	N/A

13031 Newport Avenue Tustin, CA 92780	Leased	January, 2022	N/A

1230 Rosecrans Avenue, Suite 100 Manhattan Beach, CA 90266	Leased	January, 2019	N/A

Location	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2012
(Dollars in Thousands)

180 E Ocean Boulevard, Lobby Level Long Beach, CA 90802	Leased	January, 2016	N/A

650 Town Center Drive, Suite 150 Costa Mesa, CA 92626	Leased	February, 2018	N/A

23601 Moulton Parkway, Suite E Laguna Hills, CA 92653	Leased	November, 2014	N/A

4146 Woodruff Avenue Lakewood, CA 90713	Leased	April, 2013	N/A

500 Newport Center Drive Suite 125 Costa Mesa, CA 92626	Leased	August, 2020	N/A

16840 Bernardo Center Drive San Diego, CA 92128	Leased	October, 2021	N/A

600 South Lake Avenue Pasadena, CA 91106	Leased	December, 2022	N/A

MISSION HILLS MORTGAGE BANKERS OFFICES:
5200 E. Cortland Blvd. Suite B6 Flagstaff, Arizona 86004	Leased	January, 2013	N/A

1955 Commerce Center Circle, Suite D Prescott, Arizona 86301	Leased	May, 2013	N/A

535 Wall Street Chico, California 95928	Leased	Month-to-Month	N/A

4071 Port Chicago Highway, Suite 130 Concord, California 94520	Leased	August, 2014	N/A

1312 E. Shaw Avenue, Suite 101 Fresno, California 93710	Leased	September, 2014	N/A

29995 Technology Drive, Suite 105 Murrieta, California 92563	Leased	April, 2013	N/A

2143 Convention Center Way, #170 Ontario, California 91764	Leased	December, 2012	N/A

1655 Montgomery St Oroville, California 95965	Leased	April, 2013	N/A

44-300 Monterey Avenue, Suite A Palm Desert, California 92260	Leased	February, 2016	N/A

1301 Redwood Way Suite 230 Petaluma, California 94954	Leased	February, 2016	N/A

2811 Bechelli Lane Redding, California 96002	Leased	Month-to-Month	N/A

1403 N. Tustin Avenue, Suite 220 Santa Ana, California 92705	Leased	February, 2016	N/A

Location	Owned or Leased	Lease Expiration Date	Net Book Value at December 31, 2012
(Dollars in Thousands)

3510 Unocal Place, Suite 105 Santa Rosa, California 95403	Leased	July, 2013	N/A

822 Broadway Sonoma, California 95476	Leased	Month-to-Month	N/A

1252 Airport Park Blvd, Suite D3 Ukiah, California 95482	Leased	Month-to-Month	N/A

1810 S. Central, Suite A Visalia, California 93277	Leased	Month-to-Month	N/A

1600 Rivera Avenue Walnut Creek, California 94596	Leased	October, 2013	N/A

2225 Pacific Blvd. S.E., Suite 205 Albany, Oregon 97321	Leased	Month-to-Month	N/A

1580-A N.E. 7th Street Grants Pass, Oregon 97526	Leased	Month-to-Month	N/A

3815 South 6th Street, Suite 140 Klamath Falls, Oregon 97603	Leased	Month-to-Month	N/A

830 Alder Creek, Suite B Medford, Oregon 97504	Leased	Month-to-Month	N/A

10515 20th St SE, Suite 101 Lake Stevens, Washington 98258	Leased	August, 2013	N/A

*	These sites, which are on Goodrich Aerostructures facilities, are provided to the Company at no cost as an accommodation to Goodrich Aerostructures’ employees.
(1)	On March 5, 2012, the Company relocated the corporate office from Chula Vista, CA to Irvine, CA.
(2)	The La Jolla branch leases the land on which it resides.

Item 3. Legal Proceedings

From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such currently pending litigation.

On December 14, 2011, CMG Financial Services, Inc. (“CMG”) initiated a patent lawsuit against PacBank in the United States District Court for the Central District of California (styled CMG Financial Services, Inc. v. Pacific Trust Bank, F.S.B., et al., Case No. 2:11-cv-10344-PSG-MRW) (the “Action”) alleging infringement of U.S. Patent No. 7,627,509 (the “509 Patent”) of limited number of financial products previously offered by PacTrust Bank. The 509 Patent relates to the origination and servicing of loans with characteristics similar to the Bank’s Green Loans. The Company and its counsel believe the asserted claim is without merit and the resolution of the matter is not expected to have a material impact on the Company’s business, financial condition or results of operations, though no assurance can be given in this regard.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s voting common stock is traded on the NASDAQ Stock Market under the symbol “BANC.” The Company’s Class B Non-Voting Common Stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The approximate number of holders of record of the Company’s common stock as of December 31, 2012 was 317. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. At December 31, 2012 there were 10,780,427 shares of voting common stock and 1,112,188 shares of Class B non-voting common stock issued and outstanding. The following table presents quarterly market information for the Company’s voting common stock for the two years ended December 31, 2012 and December 31, 2011.

	Market Price Range
2012	High	Low	Dividends
Quarter Ended
December 31, 2012	$12.45	$10.92	$0.12
September 30, 2012	$12.64	$11.01	$0.12
June 30, 2012	$12.27	$10.09	$0.12
March 31, 2012	$12.90	$10.73	$0.12

			$0.48

	Market Price Range		Dividends
2011	High	Low
Quarter Ended
December 31, 2011	$13.21	$10.09	$0.12
September 30, 2011	$15.52	$10.37	$0.12
June 30, 2011	$16.61	$13.93	$0.11
March 31, 2011	$16.59	$13.53	$0.11

			$0.46

DIVIDEND POLICY

The timing and amount of cash dividends paid to the Company’s common shareholders depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. The ability of First PacTrust to pay cash dividends to common stockholders depends, in large part, upon its receipt of dividends from the Banks, because First PacTrust has limited sources of income other than dividends from the Banks. There were no dividends paid from the Banks to First PacTrust during 2012. For a description of the regulatory restrictions on the ability of the Banks to pay dividends to First PacTrust, and on the ability of First PacTrust to pay dividends to its stockholders, see “Item 1. Business—How We Are Regulated.”

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

Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, or after giving effect to such repurchase, (i) the dollar amount of the Company’s Tier 1 Capital would be at least equal to the “Tier 1 Dividend Threshold” and (ii) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid. As of December 31, 2012, we satisfied this condition.

The “Tier 1 Dividend Threshold” means 90% of (A) $159,588,000 (the Company’s consolidated Tier 1 capital as of June 30, 2011) plus (B) $32,000,000 (the aggregate liquidation amount of the SBLF Preferred Stock issued) minus (C) the net amount of loans and leases charged off by the Banks since August 30, 2011. The Tier 1 Dividend Threshold is subject to reduction, beginning on the first day of the eleventh dividend period following the date of issuance of the SBLF Preferred Stock, by $3,200,000 (ten percent of the aggregate liquidation amount of the Series A Preferred Stock initially issued, without regard to any subsequent partial redemptions) for each one percent increase in qualified small business lending from the adjusted baseline level under the terms of the SBLF Preferred Stock (i.e., $19,469,000) to the ninth dividend period.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information for the twelve months ended December 31, 2012 with respect to repurchases by the Company of its common stock:

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet to be purchased
1/1/12-3/31/12	228	$12.15	—	1,000,000
4/1/12-6/30/12	200	17.00	—	1,000,000
7/1/12-9/30/12	42,265	12.39	12,544	987,456
10/1/12-12/31/12	15,665	11.68	—

Total	58,358	$17.74	12,544

In 2011, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its common stock, or approximately 8.6% of its outstanding shares, in the open market. The repurchase program, which expired in 2012, was funded through the Company’s existing cash.

The Company has as a practice to buy back stock for tax purposes pertaining to employee benefit plans, and does not count toward the allotment of the shares.

STOCK PERFORMANCE GRAPH

The following graph and related discussion are being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K and shall not be deemed to be “soliciting materials” or to be “filed” with the SEC (other than as provided in Item 201) nor shall this information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained therein, except to the extent that the Company specifically incorporates it by reference into a filing.

The following graph shows a comparison of stockholder return on First PacTrust’s common stock with the cumulative total returns for: 1) the Nasdaq Composite® (U.S.) Index; 2) the Standard and Poor’s (“S&P”) 500 Financials Index; and 3) the SNL Bank $1B-$5B Index, which was compiled by SNL Financial LC of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
First Pactrust Bancorp	100.00	56.29	32.52	82.89	66.22	82.54
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
S&P 500 Financials	100.00	44.68	52.38	58.73	48.71	62.75
SNL Thrift $1B-$5B Index	100.00	85.31	71.61	79.53	77.29	97.78

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

	December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Selected Financial Condition Data:
Total assets	$1,682,702	$999,041	$861,621	$893,921	$876,520
Cash and cash equivalents	108,643	44,475	59,100	34,596	19,237
Loans and leases receivable, net excluding loans held for sale	1,234,023	775,609	678,175	748,303	793,045
Loans held for sale	113,158	—	—	—	—
Real estate owned, net	4,527	14,692	6,562	5,680	158
Securities available-for-sale	121,419	101,616	64,790	52,304	17,565
Bank owned life insurance	18,704	18,451	18,151	17,932	17,565
Other investments (interest-bearing term deposit)	5,027	—	—	—	893
FHLB and other bank stock	8,842	6,972	8,323	9,364	9,364
Deposits	1,306,342	786,334	646,308	658,432	598,177
Total borrowings	156,935	20,000	75,000	135,000	175,000
Total equity	188,757	184,495	136,009	97,485	98,723

Selected Operations Data:
Total interest income	$55,031	$35,177	$40,944	$46,666	$45,896
Total interest expense	8,479	6,037	10,788	17,976	23,021
Net interest income	46,552	29,140	30,156	28,690	22,875
Provision for loan losses	5,500	5,388	8,957	17,296	13,547
Net interest income after provision for loan losses	41,052	23,752	21,199	11,394	9,328
Customer service fees	1,883	1,473	1,336	1,383	1,579
Net gain/(loss) on sales of securities available-for-sale	(83)	2,888	3,274	—	—
Income from bank owned life insurance	253	300	219	369	540
Other non-interest income	431	252	50	61	83
Total non-interest income	36,619	4,913	4,879	1,813	2,202
Total non-interest expense	71,560	31,689	22,217	15,901	13,522
Income/(loss) before income taxes	6,111	(3,024)	3,861	(2,694)	(1,992)
Income tax expense/(benefit)	115	(296)	1,036	(1,695)	(1,463)
Net income/(loss)	5,996	(2,728)	2,825	(999)	(529)
Dividends paid on preferred stock and discount accretion	1,359	534	960	1,003	109
Net income/(loss) available to common shareholders	$4,637	$(3,262)	$1,865	$(2,002)	$(638)
Basic earnings/(loss) per common share	$0.40	$(0.31)	$0.37	$(0.48)	$(0.15)
Diluted earnings/(loss) per common share	$0.40	$(0.31)	$0.37	$(0.48)	$(0.15)

Selected Financial Ratios and Other Data:
Performance ratios:
Return on average assets	0.45%	(0.31)%	0.32%	(0.1)%	(0.06)%
Return on average equity	3.17%	(1.7)%	2.69%	(0.66)%	(0.62)%
Dividend payout ratio (ratio of dividends declared per common share to basic earnings per common share)	120.0%	— *	67.6%	— *	— *

Interest Rate Spread Information:
Average during year	3.64%	3.44%	3.59%	3.26%	2.64%
Net interest margin(1)	3.71%	3.53%	3.67%	3.38%	2.92%
Ratio of operating expense to average total assets	5.33%	3.54%	2.51%	1.65%	1.64%
Efficiency ratio(2)	86.04%	93.06%	63.41%	52.13%	53.92%
Ratio of average interest-earning assets to average interest-bearing liabilities	110.84%	113.51%	106.15%	105.51%	109.36%

*	Not applicable due to the net loss reported for the years ended December 31, 2011, 2009 and 2008.

	December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Credit Quality Ratios and Other Data:
Nonperforming assets to total assets	1.6%	3.4%	5.27%	5.8%	5.06%
Allowance for loan losses to nonperforming loans(3)	62.84%	66.38%	37.7%	28.33%	48.33%
Allowance for loan losses to gross loans(3)	1.16%	1.62%	2.12%	1.72%	2.26%
Nonperforming loans	22,993	19,254	38,830	46,172	44,219
Nonperforming assets	27,520	33,946	45,392	51,852	44,377

Capital Ratios:
Equity to total assets at end of year	11.22%	18.47%	15.79%	10.91%	11.26%
Average equity to average assets	14.1%	17.9%	11.87%	15.72%	10.45%

Other Data:
Number of full-service branches	17	9	6	6	6

(1)	Net interest income divided by average interest-earning assets.
(2)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.
(3)	The allowance for loan and lease losses at December 31, 2012, 2011, 2010, 2009, and 2008 was $14.4 million, $12.8 million, $14.6 million, $13.1 million, and $18.3 million, respectively.
(4)	In 2012, we completed our acquisitions of Beach and Gateway. See Note 2 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.

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

First PacTrust is a multi-bank holding company of PacTrust Bank and Beach. As a bank holding company, First PacTrust generally is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by regulation or order of the Federal Reserve Board, have been identified as activities closely related to the business of banking or managing or controlling banks.

The Banks are community-oriented financial institutions offering a variety of financial services to meet the banking and financial needs of the communities we serve. PacTrust Bank is headquartered in Orange County, California, and Beach is headquartered in Los Angeles County, California, and as of December 31, 2012 the Banks operated 19 banking offices in San Diego, Riverside, Orange, and Los Angeles Counties in California and 24 loan production offices in California, Arizona, Oregon and Washington.

The principal business of PacTrust Bank consists of attracting retail deposits from the general public and investing these funds primarily in loans secured by first mortgages on owner-occupied, one- to four-family residences, a variety of consumer loans, multi-family and commercial real estate and, to a limited extent, commercial business loans. PacTrust Bank offers a variety of deposit accounts for both individuals and businesses with varying rates and terms, which generally include savings accounts, money market deposits, certificate accounts and checking accounts. PacTrust Bank solicits deposits in PacTrust Bank’s market area and, to a lesser extent, from institutional depositors nationwide, and in the past has accepted brokered deposits. Mission Hills Mortgage Bankers (MHMB), a mortgage banking division of PacTrust Bank acquired through Gateway Bancorp acquisition in August 2012, operates 24 retail mortgage production offices and focuses on originating mortgage loans and selling them on a servicing-released basis.

During the year ended December 31, 2012, the Company acquired Beach Business Bank and Gateway Bancorp (collectively referred to as ‘the Acquisitions”) and three purchase credit impaired loan portfolios as follows:

Beach Acquisition

Effective July 1, 2012, the Company acquired Beach Business Bank (Beach) pursuant to the terms of the Agreement and Plan of Merger (the Merger Agreement) dated August 30, 2011, as amended October 31, 2011. At the effective time of the Merger, a newly formed and wholly owned subsidiary of the Company (Merger Sub) merged with and into Beach, with Beach continuing as the surviving entity in the Merger and a wholly owned subsidiary of the Company. Pursuant and subject to the terms of the Merger Agreement, each outstanding share of Beach common stock (other than specified shares owned by the Company, Merger Sub or Beach, and other than in the case of shares in respect of, or underlying, certain Beach options and other equity awards, which were treated as set forth in the Merger Agreement) was converted into the right to receive $9.21415 in cash and one Warrant. Each Warrant entitles the holder to purchase 0.33 of a share of Company Common Stock at an exercise price of $14.00 per share of Company Common Stock for a period of one year. The aggregate cash consideration paid to Beach shareholders in the Merger was approximately $39.1 million. In addition, Beach shareholders received in aggregate the equivalent of 1,401,959 warrants of the Company’s common stock with an estimated fair value of $1.0 million.

Beach operates branches in Manhattan Beach, Long Beach, and Costa Mesa, California. Beach also has a division named The Doctors Bank®, which serves physicians and dentists nationwide. Additionally, Beach provides loans to small businesses based on SBA lending programs. Beach’s consolidated assets and equity (unaudited) as of June 30, 2012 totaled $311.9 million and $33.3 million, respectively. The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the Company’s consolidated December 31, 2012 financial statements as such.

The following table presents the Beach balance sheet presented at fair value as of the acquisition date, July 1, 2012:

July 1, 2012
Consideration:
Payment to Beach shareholders	$39,145
Value of stock warrants paid to Beach shareholders	1,009

Fair Value of Total Consideration Transferred	40,154

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and due from banks	5,867
Federal funds sold and other short-term investments	55,478
Interest-bearing time deposits in financial institutions	4,674
Securities available for sale	5,661
Loans	229,722
Stock in FHLB and other bank stock, at cost	1,554
Premises and equipment	709
Other real estate owned	114
Core deposit intangibles	4,470
Trade name intangible	25
Accrued interest receivable and other assets	3,717
Deposits	(271,320)
Other borrowings	(2,315)
Accrued interest and other liabilities	(5,250)

Total Identifiable Net Assets	33,106

Goodwill	$7,048

Gateway Acquisition

Effective August 18, 2012, the Company acquired Gateway Bancorp, the holding company of Gateway Business Bank (Gateway) pursuant to the terms of the Stock Purchase Agreement (the Purchase Agreement) dated June 3, 2011, as amended on November 28, 2011, February 24, 2012, June 30, 2012, and July 31, 2012. The acquisition was accomplished by the Company’s purchase of all of the outstanding stock of Gateway Bancorp, followed by the merger of Gateway into PacTrust Bank. Under the terms of the Purchase Agreement, the Company purchased all of the issued and outstanding shares of Gateway Bancorp for $15.4 million in cash.

Gateway operated branches in Lakewood and Laguna Hills, California. As part of the acquisition, Mission Hills Mortgage Bankers (a division of Gateway), including its 22 loan production offices in California, Arizona, Oregon and Washington, became a division of PacTrust Bank. Gateway’s consolidated assets and equity (unaudited) as of August 17, 2012 totaled $175.5 million and $25.8 million, respectively. The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the December 31, 2012 financial statements as such.

The following table presents the Gateway balance sheet presented at fair value as of the acquisition date, August 18, 2012:

August 18, 2012
Consideration:
Cash paid to Gateway shareholders	$15,403

Fair value of total consideration transferred	15,403

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and due from banks	1,783
Federal funds sold and other short-term investments	35,090
Securities available for sale	76
Loans	131,322
Stock in FHLB of Indianapolis and other bank stock, at cost	940
Premises and equipment	741
Trade name intangible	955
Core deposit intangibles	720
Mortgage servicing rights	1,636
Derivative asset	2,877
Accrued interest receivable and other assets	1,825
Deposits	(142,995)
Accrued interest and other liabilities	(7,940)

Total Identifiable Net Assets	27,030

Bargain Purchase Gain	$(11,627)

Acquisitions of Credit Impaired Loans

During the course of 2012, the Company completed three bulk acquisitions with unpaid principal balances and fair values of $114.8 million and $66.7 million at the respective acquisition dates. These loan pools generally consist of re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. The Company was able to acquire these loans at a significant discount to both current property value at acquisition and note balance. For each acquisition the Company was able to utilize its background in mortgage credit analysis to re-underwrite the borrower’s credit to arrive at what it believes to be an attractive risk adjusted return for a highly collateralized investment in performing mortgage loans. The acquisition program implemented and executed by the Company involved a multifaceted due diligence process that included compliance reviews, title analyses, review of modification agreements, updated property valuation assessments, collateral inventory and other undertakings related to the scope of due diligence. In aggregate, the purchase price of the loans was less than 70% of current property value at the time of acquisition based on a third party broker price opinion, and less than 60% of note balance at the time of acquisition. Commonly referred to as “re-performing” loans, these loans were discounted because either (i) the borrower was delinquent at the time of the loan purchase or had previously been delinquent and had become current prior to our purchase of the loan, or (ii) because of a decline in the value of the property securing the loan since the date the loan was originated, the loan had an outstanding principal balance in excess of value of the underlying property and had an effective loan-to-value ratio of over 100%.

At the time of acquisition, approximately 97.1% of the mortgage loans had the original terms modified at some point since origination by a prior owner or servicer. The mortgage loans had a current weighted average interest rate of 4.13%, determined by current unpaid principal balance as of December 31, 2012. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 632. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $252,406. Approximately 86.0% of the borrowers by current principal balance had made their last 12 scheduled monthly payments at the time the loans traded (or, in some cases calculated as making the last

11 scheduled monthly payments), and 99.1% had made their last six scheduled monthly payments. The mortgage loans are secured by residences located across 42 states, with no state concentration exceeding 32% based upon the unpaid principal balance, with California being the largest state representing 31.5% of the unpaid principal balance.

As of December 31, 2012, the unpaid principal balance and carrying value of these loans were $108.3 million and $64.9 million, respectively. At December 31, 2012, approximately 6% of these loans were delinquent and 0.23% were in foreclosure.

The following is a discussion and analysis of the Company’s results of operations and financial position and should be read in conjunction with the information set forth in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and the consolidated financial statements and notes thereto appearing under Item 8 of this report.

The comparability of financial condition and operating results in 2012 and 2011 is significantly impacted by the acquisitions of Beach and Gateway in 2012. The consolidated assets amounted to $312.0 million for Beach and $178.0 million for Gateway, respectively, at the time of acquisition.

2012 Highlights

•	Completed the acquisitions of Beach and Gateway with combined total assets of $487.1 million at the respective acquisition dates.

•	Consolidated net income was $6.0 million, reflecting an increase of $8.7 million from a consolidated net loss of $2.7 million in 2011.

•	Total interest and dividend income in 2012 increased by $19.9 million, or 56.4%, to $55.0 million from $35.2 million in 2011.

•	Net interest margin improved to 3.71% in 2012 from 3.53% in 2011.

•

Net interest income before the provision for loan and lease losses increased by $17.4 million, or 59.8%, to $46.6 million in 2012 from $29.1 million in 2011. 2012 includes the $11.6 million bargain purchase gain from the Gateway acquisition.

•	Noninterest income increased by $31.7 million, or 645.3%, to $36.6 million in 2012 from $4.9 million in 2011.

•	Nonperforming assets decreased by $6.4 million or 18.9% to $27.5 million at December 31, 2012 from $33.9 million at December 31, 2012.

•	Effective tax rate for 2012 was 1.9% compared to 9.8% in 2011, due primarily to the change in valuation allowance of $7.1 million and $11.6 million nontaxable bargain purchase gain recorded in 2012.

•

Total assets increased by $683.7 million, or 68.4%, to $1.7 billion at December 31, 2012 from $999.0 million at December 31, 2011, due primarily to the Acquisitions during 2012. Average assets increased to $1.3 billion in 2012 from $894.1 million in 2011.

•

Loans and leases receivable, net of allowance for loan and lease losses, increased by $458.4 million, or 59.1%, to $1.2 billion at December 31, 2012 from $775.6 million at December 31, 2011. Average loans and leases receivable was $1.0 billion in 2012 compared to $682.0 million in 2011.

•	Total deposits at December 31, 2012 were $1.3 billion, up $520.0 million or 66.1%, from $786.3 million at December 31, 2011.

•	Expanded the mortgage origination platform and developed a mortgage warehouse lending platform.

•	Single family residential mortgage loans originated and sold were $515 million and $477 million, respectively for the period from August 18, 2012 through December 31, 2012.

•	Purchased three PCI loan portfolios with total unpaid principal balances and fair values of $114.8 million and $66.7 million at the respective acquisition dates.

RESULTS OF OPERATIONS

Net Interest Income

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities, net interest margin and the resultant net interest spread for the years ended December 31, 2012, 2011, and 2010. No tax equivalent adjustments were made. All average balances are daily average balances. Non-accruing loans and lease have been included in the table as loans and leases carrying a zero yield.

	2012			2011			2010
	Average Balance	Interest	Average Rate/ Yield	Average Balance	Interest	Average Rate/ Yield	Average Balance	Interest	Average Rate/ Yield
	(Dollars in Thousands)
INTEREST EARNING ASSETS
Loans receivable(1)	$1,040,289	$51,942	4.99%	$681,956	$30,997	4.55%	$709,306	$35,439	5.00%
Securities(2)(6)	121,475	2,736	2.25	82,307	3,963	4.81	63,734	5,289	8.30
Other interest-earning assets(3)	92,258	353	0.38	60,130	217	0.36	49,485	216	0.44

Total interest-earning assets	1,254,022	55,031	4.39	824,393	35,177	4.27	822,525	40,944	4.98

BOLI and non-interest earning assets(4)	88,605			69,754			63,079

Total assets	$1,342,627			$894,147			$885,604

INTEREST-BEARING LIABILITIES
Savings	106,914	410	0.38	117,388	319	0.27	125,447	783	0.62
NOW	164,908	330	0.20	65,463	81	0.12	57,681	108	0.19
Money market	222,322	726	0.33	104,981	306	0.29	91,146	573	0.63
Certificates of deposit	556,326	4,494	0.81	398,497	4,283	1.07	406,015	6,469	1.59
FHLB advances	54,030	348	0.64	39,918	1,048	2.63	94,548	2,855	3.02
Capital lease obligation	212	9	4.15	—	—	—	—	—	—
Long-term debt	26,628	2,162	8.12	—	—	—	—	—	—

Total interest-bearing liabilities	1,131,340	8,479	0.75%	726,247	6,037	0.83%	774,837	10,788	1.39%

Non-interest-bearing liabilities	21,876			7,837			5,676

Total liabilities	1,153,216			734,084			780,513
Total shareholders’ equity	189,411			160,063			105,091

Total liabilities and shareholders’ equity	$1,342,627			$894,147			$885,604

Net interest income/spread		$46,552	3.64%		$29,140	3.44%		$30,156	3.59%

Net interest margin(5)			3.71%			3.53%			3.67%
Ratio of interest-earning assets to interest-bearing liabilities	110.84%			113.51%			106.15%

(1)	Calculated net of deferred fees, and premiums/discounts.
(2)	Calculated based on amortized cost.
(3)	Includes FHLB stock at cost and term deposits with other financial institutions.
(4)	Includes BOLI investment of $18.7 million, $18.5 million and $18.2 million at December 31, 2012, 2011 and 2010.
(5)	Net interest income divided by interest-earning assets.
(6)	Not on a tax equivalent basis.

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

	2012 Compared to 2011			2011 Compared to 2010
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
	(Dollars in thousands)
INTEREST-EARNING ASSETS
Loans receivable	$20,945	$17,638	$3,307	$(4,442)	$(1,330)	$(3,112)
Securities	(1,227)	1,412	(2,639)	(1,326)	1,276	(2,602)
Other interest-earning assets	136	122	14	1	42	(41)

Total interest-earning assets	19,854	19,172	682	(5,767)	(12)	(5,755)

INTEREST-BEARING LIABILITIES
Savings	$91	$(31)	$122	$(464)	$(47)	$(417)
Interest bearing demand	249	178	71	(27)	13	(40)
Money market	420	379	41	(267)	77	(344)
Certificates of deposit	211	1,437	(1,226)	(2,186)	(118)	(2,068)
FHLB advances	(700)	281	(981)	(1,807)	(1,474)	(333)
Capital lease obligations	9	9	—	—	—	—
Long-term debts	2,162	2,162	—	—	—	—

Total interest-bearing liabilities	2,442	4,415	(1,973)	(4,751)	(1,549)	(3,202)

Net interest income	$17,412	$14,757	$2,655	$(1,016)	$1,537	$(2,553)

Comparison of 2012 with 2011

Net income for the year ended December 31, 2012 was $6.0 million, reflecting an increase of $8.7 million from net loss of $2.7 million for the year ended December 31, 2011. The increase resulted from the fluctuations described below.

Interest Income. Interest income increased by $19.9 million, or 56.4%, to $55.0 million for the year ended December 31, 2012, from $35.2 million for the year ended December 31, 2011 as described below.

Interest income on loans and leases increased by $20.9 million, or 67.6% to $51.9 million for the year ended December 31, 2012 from $31.0 million for the year ended December 31, 2011. The primary factor for the increase was a $358.6 million increase in the average balances of loans and leases receivable from $682.0 million for the year ended December 31, 2011 to $1.0 billion for the year ended December 31, 2012 and a 44 basis point increase in the average yield on loans and leases receivable to 4.99%. This was due to the volume increase primarily as a result of Beach and Gateway acquisitions during the year as well as higher yield recognized on purchased credit impaired loans. The effective yield on the purchased portfolio of re-performing loans was 11.1% and total interest income recorded from the acquisition dates to December 31, 2012 totaled $4.7 million.

Interest income on securities decreased by $1.2 million to $2.7 million for the year ended December 31, 2012 from $4.0 million for the year ended December 31, 2011 primarily due to a decrease in average yield earned on securities to 2.25% for the year ended December 31, 2012 as compared to 4.81% for the year ended December 31, 2011. The decrease was primarily due to an overall decrease in market rates combined with a mix change in the portfolio away from private label residential mortgage-backed securities to agency mortgage-backed securities, from 76% of the investment portfolio at December 31, 2011 to 34% at December 31, 2012.

Interest Expense. Interest expense increased by $2.5 million or 40.5%, to $8.5 million for the year ended December 31, 2012 from $6.0 million for the year ended December 31, 2011. Interest expense on deposits increased by $1.0 million, or 19.5%, to $6.0 million for the year ended December 31, 2012 from $5.0 million for 2011. Although the average balance of deposits increased by $364.1 million from $686.3 million for the year ended December 31, 2011 to $1.0 billion for the year ended December 31, 2012, the Company’s overall average cost of deposits decreased by 16 basis points to 0.57% from 0.73% from the prior period. This decline in the Company’s cost of deposits reflects the overall decrease in short term market interest rates.

Interest expense on FHLB advances decreased by $0.7 million, or 66.8% to $0.3 million for the year ended December 31, 2012 from $1.0 million for the year ending December 31, 2011. This decrease was due to a 199 basis points reduction in the average rate paid from 2.63% for the year ended December 31, 2011 to 0.64% for the year ended December 31, 2012, partially offset by a $14.1 million increase in the average balances of advances.

Interest expense on notes payable was $2.2 million for the year ended December 31, 2012. The Company issued senior notes in April and December in 2012 for total principal amount of $88.0 million bearing 7.5% per annum.

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan and lease losses increased by $17.5 million, or 59.8%, to $46.6 million for the year ended December 31, 2012 from $29.1 million for the year ended December 31, 2011. The Company’s net interest margin also improved from 3.53% for the year ended December 31, 2011 to 3.71% for the year ended December 31, 2012 due to the increases in interest earnings assets and the average yield to a larger extent than the increase in interest bearing liabilities.

Provision for Loan and Lease Losses. The Company maintains an allowance for loan and lease losses to absorb probable incurred losses presently inherent in the loan and lease portfolio, including purchased credit impaired (PCI) loans. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan and lease portfolio. In evaluating the level of the allowance for loan and lease losses, management considers the types of loans and leases and the amount of loans and leases in the loan and lease portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company currently takes into account many factors, including the Company’s own historical and peer loss trends, loan-level credit quality ratings, loan specific attributes along with a review of various credit metrics and trends. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually, primarily through the evaluation of cash flows or collateral values. Management uses available information to recognize loan and lease losses, however, future loan and lease loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses and may require the Banks to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan and lease losses as of December 31, 2012 was maintained at a level that represented management’s best estimate of incurred losses in the loan and lease portfolio, to the extent they were both probable and reasonably estimable as of the balance sheet date. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

The following table presents the activity and balance in the allowance for loan and lease losses for the years ended December 31, 2008, 2009, 2010, 2011 and 2012.

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- Family	SBA	Construction	Lease Financing	Real Estate 1-4 family first mortgage	HELOCs, home equity loans and other consumer installment credit	TOTAL
	(Dollars in thousands)
Balance as of: December 31, 2007	$599	$546	$162	$—	$1,702	$—	$3,086	$145	$6,240
Charge-offs	(647)	—	—	—	—	—	(461)	(443)	(1,551)
Recoveries	—	—	—	—	—	—	—	50	50
Provision	82	2,968	694	—	7,175	—	2,240	388	13,547

December 31, 2008	34	3,514	856	—	8,877	—	4,865	140	18,286
Charge-offs	—	(6,266)	—	—	(12,557)	—	(3,230)	(452)	(22,505)
Recoveries	—	—	—	—	—	—	—	2	2
Provision	(17)	4,842	618	—	3,680	—	7,152	1,021	17,296

December 31, 2009	17	2,090	1,474	—	—	—	8,787	711	13,079
Charge-offs	—	—	(2,695)	—	—	—	(4,747)	(89)	(7,531)
Recoveries	—	—	6	—	—	—	92	34	132
Provision	33	(691)	3,604	—	—	—	6,059	(48)	8,957

December 31, 2010	50	1,399	2,389	—	—	—	10,191	608	14,637
Charge-offs	—	(1,899)	(2,136)	—	—	—	(3,276)	(201)	(7,512)
Recoveries	—	24	68	—	—	—	165	10	267
Provision	78	2,710	1,220	—	—	—	1,555	(175)	5,388

December 31, 2011	128	2,234	1,541	—	—	—	8,635	242	12,780
Charge-offs	—	(987)	—	(64)	—	—	(3,006)	(14)	(4,071)
Recoveries	—	—	—	14	—	—	221	4	239
Provision	135	1,931	(63)	168	21	261	3,005	42	5,500

December 31, 2012	$263	$3,178	$1,478	$118	$21	$261	$8,855	$274	$14,448

Provisions for loan and lease losses are charged to operations at a level required to reflect probable incurred credit losses in the loan and lease portfolio. A provision for loan and lease losses of $5.5 million was recorded for the year ended December 31, 2012 compared to $5.4 million for the year ended December 31, 2011. Net chargeoffs were $3.8 million for the year ended December 31, 2012, compared to $7.2 million for the year ended December 31, 2011. As a percentage of average loans, net charge-offs were 0.40%, compared to 1.06% for the year ended December 31, 2011. During 2012, the specific allocation to the allowance for impaired loans decreased slightly by $1.6 million and the general allowance for non-impaired loans and leases increased by $3.1 million.

The Company’s total loans increased $461.0 million at December 31, 2012 as compared to December 31, 2011. The increase in the loan portfolio resulted primarily from the Beach and Gateway acquisitions, loans amounting to $288.3 million at the dates of acquisition, and purchases of loans totaling $99.9 million during 2012. These loans were recorded at fair market value at the date of acquisition with no corresponding allowance.

PCI loans are accounted for as acquired impaired loans under ASC 310-30. The provision for losses on PCI loans was zero for the year ended December 31, 2012. The Company did not own any PCI loans prior to 2012.

Noninterest Income

	For the Year Ended December 31,
	2012	Increase (Decrease)	2011	Increase (Decrease)	2010
	(Dollars in thousands)
Customer service fees	$1,883	$410	$1,473	$137	$1,336
Loan servicing income	92	92	—	—	—
Income from bank owned life insurance	253	(47)	300	81	219
Net gain/(loss) on sales of securities available for sale	(83)	(2,971)	2,888	(386)	3,274
Net gain on sale of loans	1,106	1,106	—	—	—
Net gain on mortgage banking activities	21,310	21,310	—	—	—
Bargain purchase gain	11,627	11,627	—	—	—
Other	431	179	252	202	50

Total noninterest income	$36,619	$31,706	$4,913	$34	$4,879

Noninterest income increased by $31.7 million, or 645.3%, to $36.6 million for the year ended December 31, 2012 compared to $4.9 million for the year ended December 31, 2011.

The Company recognized net loss on the sales of securities available for sale of $83 thousand during the year ended December 31, 2012 from the sales of $11.9 million compared to a net gain of $2.9 million from sales of $62.8 million during the year ended December 31, 2011. During 2011, the Company was able to profitably reduce risk within its investment portfolio by adjusting the mix of the portfolio to reduce private label mortgage-backed securities and increase the agency mortgage-backed securities. These sales took place during the time where interest rates were falling and prices were rising, resulting in a net gain. During 2012, the Company looked to continue to reduce risk primarily by eliminating a small amount of lower grade bonds held in the portfolio. The sale of these securities resulted in a small net loss to the Company.

The net gain on the sale of loans of $1.1 million resulted from the sale of SBA and single family 1-4 mortgage loans. During the year ended December 31, 2012, the Company sold $7.1 million of SBA loans and realized a gain of $483 thousand. In addition, during the year ended December 31, 2012, the Company sold three pools of single family 1-4 residential mortgage loans totaling $70.8 million realizing a gain of $626 thousand.

The Company reported $21.3 million in net gain on mortgage banking activities related to MHMB. MHMB originates single family residential mortgage loans and sells these loans in the secondary market. The amount of net gain on mortgage banking activities is a function of mortgage loans originated for sale and the fair value of these loans. Net gain on mortgage banking activities includes mark to market pricing adjustments on loan commitments and forward sales contracts, initial capitalized value of mortgage servicing rights (MSRs) and loan origination fees.

During the period from August 18, 2012 through December 31, 2012, MHMB has originated $515 million in loans and sold $477 million of loans in the secondary market. The net gain and margin on these sales were $17.0 million and 356 basis points, respectively. In addition, we also had changes in amounts related to derivatives and the fair value of the mortgage loans held for sale. Changes in amounts related to loan commitments and forward sales commitments amounted to a net loss of $710 thousand for the period from August 18, 2012 through December 31, 2012. The net change in the fair value of the loans held for sale was a net gain of $2.2 million for the period from August 18, 2012 through December 31, 2012. The initial capitalized value of our MSRs, which totaled $442 thousand on $46.5 million of loans serviced for others for the period from

August 18, 2012 through December 31, 2012. Loan origination fees were $2.8 million for the period from August 18, 2012 through December 31, 2012.

In addition to net gain on mortgage banking activities, MHMB records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Provision for loss reimbursements on sold loans totaled $256 thousand for the period from August 18, 2012 through December 31, 2012.

The bargain purchase gain of $11.6 million was recognized as a result of the Gateway acquisition during the third quarter of 2012. Following is a summary of the bargain purchase price. Further details on key components in determination of bargain purchase gain are discussed in the Notes to Consolidated financial statements– Business Combinations.

Consideration paid	$15,403
Assets acquired	177,965
Liabilities assumed	(150,935)

Net assets acquired	27,030

Bargain purchase gain	$11,627

Noninterest Expense

	For the Year Ended December 31,
	2012	Increase (Decrease)	2011	Increase (Decrease)	2010
Salaries and employee benefits	$36,414	$22,500	$13,914	$4,048	$9,866
Commissions	5,477	5,477	—	—	—
Occupancy and equipment	7,902	5,054	2,848	934	1,914
Professional fees	7,888	5,767	2,121	1,174	947
Data processing	3,011	1,666	1,345	193	1,152
Advertising	1,046	569	477	245	232
Regulatory assessments	1,519	6	1,513	(365)	1,878
Loan servicing and foreclosure	980	(302)	1,282	164	1,118
Operating loss on equity investment	364	51	313	(14)	327
Valuation allowance for OREO	703	(4,140)	4,843	2,164	2,679
Loss on sale of other real estate owned	(464)	(1,224)	760	428	332
Provision for loss reimbursements on sold loans	256	256	—	—	—
Amortization of intangible assets	696	696	—	—	—
Other expense	5,768	3,495	2,273	501	1,772

Total noninterest expense	$71,560	$39,871	$31,689	$9,472	$22,217

Noninterest expense increased by $39.9 million, or 125.8%, to $71.6 million for the year ended December 31, 2012 compared to $31.7 million for the year ended December 31, 2011. This net increase was primarily due to a $28.0 million increase in salaries and employee benefits and commission expense, a $1.7 million increase in data processing expense, a $5.8 million increase in professional fees, and a $5.1 million increase in occupancy and equipment expense, offset by decreases in the valuation allowance for other real estate owned assets by $4.1 million and loss on sale of OREO by $1.2 million.

Salaries and employee benefits expense represented 50.9% and 43.9% of total noninterest expense for the year ended December 31, 2012 and December 31, 2011, respectively. Total salaries and employee benefits increased $22.5 million, or 161.7%, to $36.4 million for the year ended December 31, 2012 from $13.9 million in

2011, primarily due to the increase in the number of full-time employees related to the Acquisitions in 2012, with partial year impact of the increased number of employees. The number of full-time employees increased to 572 at December 31, 2012 from 128 at December 31, 2011. Salaries and employee benefits expense is expected to increase in 2013 with a full year’s impact of the increased number of employees from the acquisitions of Beach and Gateway and the further increase in the number of employees expected to occur upon completion of the Company’s pending acquisition of PBOC.

Commission expense, which is a variable expense primarily related to single family mortgage originations, approximated 106 basis points from August 18, 2012 through December 31, 2012. Total originations during this period were $515 million. Commission expense is expected to increase in 2013 with a full year’s impact of the operations of MHMB.

Professional fees increase by $5.8 million from 2011. Merger-related legal and professional fees increased $2.5 million. Other legal fees, consulting fees and audit fees increased $1.4 million, $676,000 and $880,000, respectively. Most of the expenses were transaction related as a result of the professional services provided for the Beach and Gateway acquisitions and the pending acquisitions of PBOC.

Valuation allowances for other real estate owned (“OREO”) expense decreased by $4.1 million, or 85.5%, to $703 thousand for the year ended December 31, 2012 compared to $4.8 million for the year ended December 31, 2011. This decrease was related to the sale of several properties with large allowances in 2012. During the year ended December 31, 2012, the Company disposed of $16.0 million in OREO at a net gain of $464 thousand, while charging off $2.7 million on new or existing OREOs to the OREO valuation allowance, compared to net loss of $760 thousand during the year ended December 31, 2011. As of December 31, 2012, the Company’s OREO balances totaled $4.5 million, net of a $2.1 million valuation allowance (0.3% of total assets), compared to $14.7 million, net of a $4.1 million valuation allowance (1.5% of total assets) as of December 31, 2011.

Provision for loss reimbursements on loans sold of $256 thousand represents the expected losses on the $477 million of loans sold during the current period. Provision for loss reimbursements on loans sold relates to representation and warranties that we make on our single family mortgage loan sales to third party investors. The provision for loss reimbursement for sold loans takes into account both our expected losses on loans sold during the current accounting period, as well as adjustments due to our change in estimates of expected losses from probable repurchase obligations related to loans sold in prior periods (“Legacy Loans”). There were no provisions due to the change in expected losses from Legacy Loan obligations during the period as these obligations were considered in the purchase accounting adjustments related to the Gateway acquisition.

Income Tax Expense (Benefit)

A $7.1 million valuation allowance was recorded during 2012 which resulted in a $115 thousand income tax expense on the $5.6 million pre-tax book income for the year ended December 31, 2012. The 1.9% effective tax rate for the year ended December 31, 2012 compares to an effective tax rate of 9.8% for the year ended December 31, 2011. If it were not for the change in valuation allowance attributable to continuing operations and the $11.6 million nontaxable bargain purchase gain recorded in the third quarter of 2012, the effective tax rate would have been 27.6% for the year ended December 31, 2012.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies. This analysis is updated quarterly. Based on this analysis, the Company determined that a valuation allowance of $8.4 million was required as of December 31, 2012.

Comparison of 2011 with 2010

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

Interest income on loans and leases decreased $4.4 million, or 12.5% to $31.0 million for the year ended December 31, 2011 from $35.4 million for the year ended December 31, 2010. The primary factor for the decrease was a 45 basis point reduction in the average yield on loans and leases receivable to 4.55% due to a general decline in market interest rates from the prior period and a $27.4 million decrease in the average balances of loans and leases receivable from $709.3 million for the year ended December 31, 2010 to $682.0 million for the year ended December 31, 2011. This was due to principal repayments, loan and lease charge-offs and foreclosures exceeding loan and lease production.

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

Net Interest Income. As a result of the combined effect of the factors mentioned above, net interest income before the provision for loan and lease losses decreased $1.0 million, or 3.4%, to $29.1 million for the year ended December 31, 2011 from $30.2 million for the year ending December 31, 2010. The Company’s net interest margin declined from 3.67% for the year ended December 31, 2010 to 3.53% for the year ended December 31, 2011.

Provision for Loan and Lease Losses. The allowance for loan and lease losses as of December 31, 2011 was maintained at a level that represented management’s best estimate of incurred losses in the loan and lease portfolio to the extent they were both probable and reasonably estimable as of the balance sheet date. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

Provisions for loan and lease losses are charged to operations at a level required to reflect probable incurred credit losses in the loan and lease portfolio. A provision for loan and lease losses of $5.4 million was recorded for the year ended December 31, 2011 compared to a $9.0 million provision for loan and lease losses recorded for the year ended December 31, 2010. During 2011, the Company reduced specific allocations by $649 thousand or 14.9% for impaired loans and leases as well as reduced general allowance allocations on non- impaired loans and leases by $1.2 million. The specific allocations for non-impaired loans and leases were reduced as a result of a $22.4 million or 44.9% reduction in the volume of impaired loans and leases from $49.9 million at December 31, 2010 to $27.5 million at December 31, 2011.

Noninterest Income. Noninterest income remained relatively unchanged and was $4.9 million for the years ended December 31, 2011 and 2010.

Noninterest Expense. Noninterest expense increased $9.5 million, or 42.6%, to $31.7 million for the year ended December 31, 2011 compared to $22.2 million for the year ended December 31, 2010. This net increase was primarily due to the payout of change of control benefits to executive officers which increased salaries and employee benefits expense by $1.1 million, an additional $2.9 million increase in other salaries and employee benefits expense, a $2.2 million increase in the valuation allowance for other real estate owned assets, a $1.2 million increase in professional fees, a $934 thousand increase in occupancy and equipment expense, a $428 thousand increase in the loss on sale of other real estate owned assets, a $501 thousand increase in other expenses and a $245 thousand increase in advertising expenses. Noninterest expense was reduced by a $365 thousand decline in regulatory assessments.

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

Other expenses increased $501 thousand, or 28.3% to $2.3 million for the year ended December 31, 2011 compared to $1.8 million for 2010 primarily due to increased other operating expenses related to the growth of the Company.

Advertising expenses increased $245 thousand, or 105.6% to $477 thousand for the year ended December 31, 2011 from $232 thousand for 2010 due to increased marketing efforts and radio ads during the period to help achieve the growth in deposits for 2011.

Regulatory assessments decreased $365 thousand to $1.5 million for the year ended December 31, 2011 compared to $1.9 million for 2010. FDIC expenses decreased due to a decline in the multiplier used for FDIC assessments.

Income Tax Expense (Benefit). A $1.3 million valuation allowance was charged against the Company’s deferred tax asset during 2011 which resulted in only a $296 thousand income tax benefit on the $3.0 million loss before income tax expense for the year ended December 31, 2011. The 9.8% effective tax rate for 2011 would have been 53.7%, if not for the establishment of the $1.3 million deferred tax asset valuation allowance.

As a result of the losses incurred in 2011 and 2009, the Company is in a three-year cumulative pretax loss position at December 31, 2011. This cumulative loss position is considered significant negative evidence in assessing the need to establish a $1.3 million valuation allowance for the net deferred tax asset (“DTA”). The Company has concluded that there is sufficient positive evidence to overcome the majority of this negative evidence. While significant positive evidence is present, management believes that given the weight of the evidence from the 3-year cumulative loss it is appropriate to establish a $1.3 million DTA valuation allowance as of December 31, 2011. See Note 20, Income Taxes, of the Notes to Consolidated Financial Statements for a additional disclosure.

BALANCE SHEET ANALYSIS

The Company’s total assets increased by $683.7 million, or 68.4%, to $1.7 billion at December 31, 2012 from $999.0 million at December 31, 2011 due primarily to the Acquisitions completed during the year.

Cash and cash equivalents increased $64.1 million to $108.6 million, or 144.3% at December 31, 2012 from $44.5 million at December 31, 2011. Cash and cash equivalents were largely increased by net proceeds from sales of loans for $594.6 million, net proceeds from the issuance of long term debt for $81.8 million, net proceeds from FHLB advances of $55.0 million and proceeds from securities sales and maturities for $64.2 million partially offset by loan origination for $634.4 million, purchase of loans for $99.9 million, purchase of securities available for-sale-for $77.7 million, and purchase of premises and equipment for $6.2 million. In addition, net cash of $43.7 million was acquired through the Acquisitions in 2012.

Securities classified as available-for-sale increased $19.8 million to $121.4 million at December 31, 2012 from $101.6 million at December 31, 2011. The Company increased its holdings in agency mortgage-backed securities during 2012 while reducing its positions in private label mortgage-backed securities by $37 million. The Company sold seven securities for $11.9 million and recognized a net loss on sale of $83 thousand during the period. As interest rates fell to historic low levels which resulted in increases in market prices for its securities, the Company took the opportunity to divest several of its private label residential mortgage-backed securities that had been purchased in 2011 and earlier periods.

Loan and lease receivables, net of allowance for loan and lease receivable, increased by $458.4 million, or 59.1%, to $1.2 billion at December 31, 2012 from $775.6 million at December 31, 2011. This increase was due primarily to the Acquisitions during the year and the purchase of purchased credit-impaired loans. The loans and leases receivable at the time of respective Acquisitions amounted to $288.3 million. At December 31, 2012, purchased credit-impaired (“PCI”) loan receivables with a carrying value of $100.2 million while there were zero at December 31, 2011 (See “PCI loans” in note 7 of Notes to Consolidated Financial Statements).

The composition of total gross loans in the portfolio at December 31, 2012 was: 51.1% 1-4 residential (the “SFR Mortgage Portfolio”), non-traditional mortgage loans comprised 29.5% of the SFR mortgage portfolio, 27.3%

commercial real estate mortgages, 9.1% commercial multi-family, 6.5% commercial and industrial, 1.7% HELOC’s, home equity loans and other consumer installment, 0.5% construction, 2.9% SBA, and 0.9% lease financing.

Included in total gross loans at December 31, 2012 were $206.0 million in Green Loans, $143.0 million in interest-only mortgage loans and $19.3 million in loans with potential for negative amortization collectively referred to as non-traditional mortgages or NTMS. At December 31, 2011, the Company had a total of $228.2 million in Green Loans, $124.2 million in interest-only mortgage loans and $21.5 million in loans with potential for negative amortization.

Non-Traditional Mortgage Portfolio

As of December 31, 2012 and 2011 the Company’s non-traditional mortgage portfolio totaled $368.2 million or 29.5% and $374.0 million or 47.6% of the total gross loan portfolio, respectively. The NTM portfolio is comprised of three interest only products: Green Loans, hybrid interest only adjustable rate mortgages, and a small number of loans with the potential for negative amortization.

Green Loans

Included in the Company’s loan and lease portfolio segments are Total Green Loans in dollar amounts and in percentages as of the dates indicated:

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate 1-4 family first mortgage	$198,351	96.3%	$219,502	96.2%	$215,395	94.1%	$208,945	94.9%	$192,586	95.5%
Real estate 1-4 family junior lien mortgage	7,653	3.7	8,703	3.8	9,260	4.0	8,661	3.9	8,252	4.1
Multi-Family	—	—	—	—	—	—	—	0.0	—	0.0
Land	—	—	—	—	4,168	1.8	2,472	1.1	798	0.4
Commercial Real estate mortgage	—	—	—	—	—	0.0	—	0.0	—	0.0

Total Green Loans	$206,004	100.0%	$228,205	100.0%	$228,823	100.0%	$220,078	100.0%	$201,636	100.0%

As of December 31, 2012 and 2011 Green Loans totaled $206.0 million or 55.9% and $228.2 million or 61.2% of the NTM portfolio, respectively. The decrease of $21.2 million reflects payoffs, principal payments, and refinances of $29.7 million and $0.3 million of other items offset by $8.9 million of advances. The table below represents the Company’s activity in the non-traditional first mortgage Green Loans real estate 1-4 family first mortgages as of the periods indicated in thousands:

Beginning Balance January 1, 2012	$219,502
Principal Advances	5,692
Interest Advances	3,052
Payoffs	(23,242)
Principal Payments	(4,006)
Refinances	(2,371)
Transfers to OREO	(276)

Ending Balance December 31, 2012	$198,351

Green Loans are single family residence first mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The Company initiated the Green Loan products in 2005 and proactively refined underwriting and credit management practices as well as credit guidelines in response to changing economic environments, competitive conditions and portfolio performance. The Company continues to manage credit risk, to the extent possible, throughout the borrower’s credit cycle. The Company discontinued the Green Loan products in 2011.

The Green Loans are similar to HELOC’s in that they are collateralized primarily by the equity in 1-4 SFR Mortgage loans. However, some Green Loans are subject to differences from HELOCs relating to certain characteristics including one-action laws. Similar to a Green Loans, HELOC’s allow the borrower to draw down on the credit line based on an established loan amount for a period of time, typically 10 years, requiring an interest only payment with an option to pay principal at any time. A typical HELOC provides that at the end of the term the borrower can continue to make monthly principal and interest payments based loan balance until the maturity date. The Green Loan is an interest only loan with a maturity of 15 years at which time the loan comes due and payable with a balloon payment due at maturity. The unique payment structure also differs from a traditional HELOC in that payments are made through the direct linkage of a personal checking account to the loan through a nightly sweep of funds into the Green Account. This reduces any outstanding balance on the loan by the total amount deposited into the checking account. As a result, every time a deposit is made, effectively a payment to the Green Loan is made. HELOCs typically do not cause the loan to be paid down by a borrowers depositing of funds into their checking account at the same bank.

Credit guidelines for Green Loans were established based on borrower Fair Isaac Company (“FICO”) scores, property type, occupancy type, loan amount, and geography. Property types include 1-4 single family residences and second trust deeds where the Company owned the first liens, owner occupied as well as non-owner occupied properties. The Company utilized its underwriting guidelines for first liens to underwrite the Green Loan secured by second trust deeds as if the combined loans were a single Green Loan.

For one-to-four single family properties the loan sizes ranged up to $7.0 million and up to $.65 million for owner occupied and non-owner occupied, respectively. For two-to-four family properties, the loan sizes ranged up to $1.1 million. As loan size increased, the maximum LTV decreased from 80% to 60%. Maximum LTVs were adjusted by 5-10% for specified property types such as condos. FICOs were based on the primary wage earners’ mid FICO score and the lower of two mid FICO scores for full and alternative documentation, respectively. 76% of the FICO scores exceeded 700 at the time of origination. Loans greater than $1 million were subject to a second appraisal or third party appraisal review at origination.

For all Green Loans the loan income was underwritten using either full income documentation or alternative income documentation.

Interest Only Loans

As of December 31, 2012, our interest only loans increased by $18.8 million or 15.1% to $143.0 million from $124.2 million in 2011, respectively. The Company reduced its overall percent to total gross loans by 4.3% from 15.8% to 11.5% of the total gross loan portfolio, primarily due to our loan portfolio growth.

Included in the Company’s loan and lease portfolio segments are Interest Only loans in dollar amounts and in percentages as of the dates indicated:

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate 1-4 family first mortgage	$142,865	99.9%	$122,248	98.4%	$148,185	88.9%	$224,404	92.1%	$301,494	93.2%
Real estate 1-4 family junior lien mortgage	113	0.1	114	0.1	182	0.1	451	0.2	196	0.1
Land	—	0.0	1,887	1.5	18,399	11.0	18,855	7.7	21,631	6.7

Total Interest Only loans	$142,978	100.0%	$124,249	100.0%	$166,766	100.0%	$243,710	100.0%	$323,321	100.0%

Interest only loans are primarily single family residence first mortgage loans with payment features that allow interest only payment during the first one, three, or five years during which time the interest rate is fixed before converting to fully amortizing payments. Following the expiration of the fixed interest rate, the interest rate and payment begins to adjust on an annual basis, with fully amortizing payments that include principal and interest calculated over the remaining term of the loan. The loan can be secured by owner or non-owner occupied properties that include 1-4 single family units and second homes.

Originations of interest only loans were $53.7 million and $29.3 million for 2012 and 2011, respectively.

Loans with the Potential for Negative Amortization

As of December 31, 2012 and 2011 the negative amortization loan balance continued to decline to $19.3 million from $21.5 million. The bank discontinued origination of negative amortization loans in 2007. As of December 31, 2012 and 2011, zero and $0.9 million of the Company’s loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization, however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate 1-4 family first mortgage	$19,262	100.0%	$21,525	100.0%	$30,142	100.0%	$31,755	100.0%	$35,293	100.0%
Real estate 1-4 family junior lien mortgage	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0
Land	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0

Total loans with the potential for Negative Amortization	$19,262	100.0%	$21,525	100.0%	$30,142	100.0%	$31,755	100.0%	$35,293	100.0%

Non-Traditional Mortgage Loan Credit Risk Management

To mitigate and manage the risk within the Company’s loan portfolio, the Board of Directors established certain concentration limits. The aggregate maximum loan commitment amount for all non-traditional mortgage loans is 300% of the Company’s Core Capital plus allowance for loan and lease losses (“ALLL”) that as of December 31, 2012 is $518.5 million. As of December 31, 2012, the Company has outstanding loan commitments of $378.5 million or 73% of the maximum loan commitment limit resulting in available capacity of $140.0 million or 27%.

The maximum loan commitments for SFR interest only mortgage loans is also 300% of the Company’s Core Capital plus ALLL provided that the aggregate non-traditional mortgage maximum loan commitment of $518.5 million has not been exceeded. The interest only mortgage loans that have original LTVs that exceed 70% are further limited to $277.2 million. As of December 31, 2012, the outstanding loan commitments are $144.1 million or 27% of loan maximum loan commitment with available capacity of $374.3 million or 73% remaining.

The maximum loan commitments for SFR non-Green Loan HELOCs is 75% of the Company’s Core Capital plus ALLL that is $129.6 million as of December 31, 2012. As of December 31, 2012, the Company has outstanding loan commitments in the HELOC portfolio of $13.1 million or 10% of the maximum commitment with available capacity of $116.5 million or 90% remaining. Additionally HELOCs are further limited to not exceed $59.7 million for new loans whose original LTV exceeds 75%.

The maximum aggregate loan commitments for the loan portfolio are 110% of total deposits that as of December 31, 2012 was $1.2 billion. As of December 31, 2012, the Company has outstanding loan commitments of $1,047.2 million or 85% of the maximum loan commitments resulting in available capacity of $187.1 million or 15%. The Company has and may continue to sell loans in the secondary market to assist in managing its concentration limits.

The Company performs detailed reviews of collateral values on loans collateralized by residential real property including its non-traditional mortgage portfolio based on appraisals or estimates from third party automated valuation models (“AVMs”) to support property values performed on a semi-annual or on an as needed basis. AVMs are used to identify loans that have experienced collateral deterioration in the borrower’s equity in the collateral of 50% or more. Once a loan meets this criterion, the Company will obtain updated drive by or full appraisals in order to confirm the AVM valuation. This information is used to update key monitoring metrics such as LTV. Additionally, FICO scores are obtained bi-annually in conjunction with the collateral analysis. In addition to LTV and FICO, the Company evaluates the portfolio on a specific loan basis through delinquency and portfolio charge-offs to determine whether any risk mitigation or portfolio management actions are warranted. The borrowers may be contacted as necessary to discuss material changes in loan performance or statistics

The Company’s risk management policy and credit monitoring includes reviewing delinquency, FICO scores, and collateral values on the non-traditional mortgage loan portfolio. We also continuously monitor market conditions for our geographic lending areas. The Company has assessed that the most significant performance indicators for non-traditional mortgages are LTV and FICO scores. The loan review provides an effective method of identifying borrowers who may be experiencing financial difficulty before they fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO of 10% or more and a resulting FICO of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded that will increase the ALLL the Company will establish for potential losses. A report of the semi-annual loan reviews is published and regularly monitored.

On the interest only loans, the Company projects future payment changes to determine if there will be an increase in payment of 3.50% or greater and then monitor the loans for possible delinquency. The individual loans are monitored for possible downgrading of risk rating, and trends within the portfolio are identified that could affect other interest only loans scheduled for payment changes in the near future.

As these loans are revolving lines of credit, the Company, based on the loan agreement and loan covenants of the particular loan, as well as applicable rules and regulations, could suspend the borrowing privileges or reduce the credit limit at any time the Company reasonably believes that the borrower will be unable to fulfill their repayment obligations under the agreement or certain other conditions are met. In many cases, the decrease in FICO is the first red flag that the borrower may have difficulty in making their future payment obligations.

As a result, the Company proactively manages the portfolio by performing detailed analysis on its portfolio with emphasis on the non-traditional mortgage portfolio. The Company’s Internal Asset Review Committee (“IARC”) conducts monthly meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations.

As a result of the most recently bi-annual review completed in the fourth quarter 2012, the Company identified 42 loans that had an original commitment of $38.8 million and had suspended or curtailed available credit by $2.75 million to a current commitment balance of $35.1 million. As of December 31, 2012, 39 loans remained outstanding and three had paid off in the amount of $1.4 million.

Consumer and non-traditional mortgage loans may entail greater risk than do traditional one-to-four family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles and recreational vehicles. In these cases, any repossessed collateral for a consumer and non-traditional mortgage loan are more dependent on the borrower‘s continued financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. See “—Asset Quality—Non-performing Loans and Leases” in Item 1.

Mortgage loans held for sale amounted to $113.2 million at December 31, 2012 compared to none at December 31, 2011. These loans represent single family mortgage loans originated by MHMB that are sold into the secondary market on a whole loan basis. Certain of these loans are sold to the Fannie Mae or Freddie Mac on a servicing retained basis. The servicing of these loans is performed by a third party sub-servicer. The Company earns a net servicing fee which is the contractual servicing fees less the amount paid to the third party servicer.

Allowance for loan and lease leases increased by $1.6 million to $14.4 million at December 31, 2012 from $12.8 million at December 31, 2011. The Company’s total loans increased $461.0 million at December 31, 2012 as compared to December 31, 2011. The increase in the loan portfolio resulted primarily from the Beach and Gateway acquisitions which included $288.3 million of loans held for investment on the date of acquisition, and the purchase loans totaling $99.9 million during 2012. The loans were recorded at fair market value at the date of acquisition with no corresponding allowance. The Company’s risk factors and overall performance of the balance on its total gross loans were consistent with prior years. See Assets Quality—Allowance for Loan and Lease Losses in Item 1.

Total mortgage and SBA servicing rights were $2.2 million at December 31, 2012. The fair value of the mortgage servicing rights (MSRs) amounted to $1.7 million and the amortized cost of the SBA servicing rights was $538 thousand at December 31, 2012. The Company retains servicing rights from certain of its sales of single family residential mortgage loans and SBA loans. The majority of these servicing rights were purchased as part of the Acquisitions. The aggregate fair value of the servicing rights at the respective acquisition dates was $2.2 million. The principal balance of the loans underlying our total MSRs and SBA servicing rights was $211.4 million and $45.2 million, respectively, at December 31, 2012. The recorded amount of the MSR and SBA servicing rights at December 31, 2012 as a percentage of the unpaid principal balance of the loans we are servicing was 0.82% and 1.22%, respectively.

OREO decreased $10.2 million to $4.5 million at December 31, 2012 from $14.7 million at December 31, 2011. The decrease in OREO primarily relates to $16.0 million in OREO property sales partially offset by $3.9 million in new foreclosures and a $2.0 million reduction in the OREO valuation allowance.

Premises and equipment, net of accumulated depreciation, increased $5.1 million to $16.1 million at December 31, 2012 from $10.6 million at December 31, 2011. The increase was primarily due to premises and equipment acquired as part of the Acquisitions, relocation of the Company’s headquarters and improvements in computer and hardware equipment, partially offset by a reduction of $1.7 million related to the sale an office building.

Goodwill and other intangible assets were $7.0 million and $5.5 million, respectively, at December 31, 2012. Goodwill relates to the acquisition of Beach and represents the excess of consideration paid over the fair value of the net assets acquired at the acquisition date, as discussed in Note 2—Notes to the Consolidated Financial Statements—“Business Combination”. Other intangible assets relate to the Acquisitions and are mainly comprised of core deposit intangibles of $4.5 million and trade names of $952 thousand at December 31, 2012. Other intangible assets are being amortized over their useful lives ranging from 1 to 20 years .The amortization from the respective acquisition dates through December 31, 2012 was $696 thousand.

Deferred tax assets, net of deferred tax liabilities and valuation allowance, decreased by $71 thousand to $7.57 million at December 31, 2012 from $7.64 million at December 31, 2011. Deferred tax assets increased to $22.5 million at December 31, 2012 from $10.9 million at December 31, 2011 due primarily to deferred tax assets resulting from the acquisitions of Beach and Gateway, increases in allowance for loan and lease losses by $4.3 million and federal net operating losses carryforward by $2.4 million. Deferred tax liabilities also increased to $6.5 million at December 31, 2012 compared to $2.0 million at December 31, 2011 due largely to deferred tax liabilities resulting from the acquisitions of Beach and Gateway, the increases in the intangible assets amortization for $2.5 million, mortgage servicing rights for $716 thousand and derivative and hedging adjustment for $736 thousand. Valuation allowance also increased to $8.4 million at December 31, 2012 from $1.3 million at December 31, 2011 due to current year tax losses, the acquisition of Beach and Gateway and their associated net deferred tax assets, and the Company’s inability to project sufficient future taxable income to utilize the net deferred tax assets at December 31, 2012.

Total deposits increased by $520.0 million, or 66.1%, to $1.3 billion at December 31, 2012 from $786.3 million at December 31, 2011. The change in the total balance and mix of deposits primarily related to the $414.3 million of deposits we purchased as part of the Acquisitions. The composition and change in balances of our deposits as of December 31, 2012 and 2011 are as follows:

	12/31/12		12/31/2011		12/31/12 vs. 12/31/11
	Amount	% to Total	Amount	% to Total	$ Change	% Change
	(Dollars in thousands)
Noninterest-bearing demand	$194,662	14.9%	$20,039	2.5%	$174,623	871.4%
Interest-bearing demand	15,111	1.2	68,578	8.7	(53,467)	(78.0)
Money market accounts	294,804	22.6	188,658	24.0	106,146	56.3
Savings accounts	159,055	12.2	39,176	5.0	119,879	306.0
Certificates of deposit	642,710	49.2	469,883	59.8	172,827	36.8

Total deposits	$1,306,342		$786,334		$520,008	66.1%

FHLB advances were $75 million at December 31, 2012 as compared to $20 million at December 31, 2011. The $55 million increase was used as a source of funding for the origination of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding. At December 31, 2012, $63.0 million of the Banks’ advances from the FHLB were fixed and had interest rates ranging from 0.28% to 0.82% with a weighted average rate of 0.47%. At December 31, 2012, $12.0 million of the Banks’ advances from the FHLB were variable and had an interest rate of 0.28% as of that date. At December 31, 2011, all of the Banks’ advances from the FHLB were fixed and had interest rates ranging from 1.66% to 1.85% with a weighted average rate of 1.79%. The entire $75 million will mature from 2013 to 2015.

Long-term debt represents two senior notes issued in April and December 2012, (the “Notes”) in aggregate total principal of $88.0 million. The net proceeds of $81.8 million were used for general corporate purposes. The Notes are the Company’s senior unsecured debt obligations and rank equally with all of the Company’s other present and future unsecured unsubordinated obligations. The Notes bear interest at a per-annum rate of 7.50%. The Company will make interest payments on the Notes quarterly in arrears.

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

Reserve for loss reimbursements on sold loans was $3.5 million at December 31, 2012. This reserve relates to our single family mortgage business. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. We maintain a reserve for loss reimbursements on sold loans to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The representation and warranty reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demands for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors. Provisions added to the reserve for loss reimbursements on sold loans are recorded under non-interest expense in the consolidated statements of operations as an increase or decrease to provision for loss reimbursements on loans sold.

Following is a summary of activity in the reserve for loss reimbursements on sold loans for the year ended December 31, 2012:

Balance at January 1, 2012	$—
Acquired in business combinations	3,254
Provision for loss reimbursement on sold loans	256
Payments made for loss reimbursement on sold loans	(25)

Balance at December 31, 2012	$3,485

Total shareholders’ equity increased by $4.3 million, or 2.3% to $188.8 million at December 31, 2012 from $184.5 million at December 31, 2011. The increase was primarily due to net income of $6.0 million, an increase in the fair value of securities available for sale of $2.3 million, and the issuance of warrants in connection with the acquisition of Beach of $1.0 million, offset by a dividend for common stock of $4.7 million and a dividend for preferred stock of $1.4 million.

Critical Accounting Policies

Allowance for Loan Losses. The allowance for loan and lease losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, peer group information, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes that the uncollectability of a loan balance is confirmed.

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

Securities. Under FASB Codification Topic 320 (ASC 320), Investments-Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income (loss) and do not affect earnings until realized unless a decline in fair value below amortized cost is considered to be other than temporarily impaired (OTTI).

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

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. If management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the OTTI related to other factors will be recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If management intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold.

The Company from time to time may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Purchased Credit-Impaired Loans and Leases. The Company purchases loans and leases with and without evidence of credit quality deterioration since origination. Evidence of credit quality deterioration as of the purchase date may include statistics such as prior loan or lease modification history, updated borrower credit scores and updated loan or lease-to-value (LTV) ratios, some of which are not immediately available as of the purchase date. Purchased loans and leases with evidence of credit quality deterioration where the Company estimates that it will not receive all contractual payments are accounted for as purchased credit impaired loans and leases (PCI loans and leases). The excess of the cash flows expected to be collected on PCI loans and leases, measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan or lease using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference. PCI loans and leases that have similar risk characteristics, primarily credit risk, collateral type and interest rate risk, are pooled and accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

The Company estimates cash flows expected to be collected over the life of the loan or lease using management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds. If, upon subsequent evaluation, the Company determines it is probable that the present value of the expected cash flows have decreased, the PCI loan or lease is considered further impaired which will result in a charge to the provision for loan and lease losses and a corresponding increase to a valuation allowance included in the allowance for loan and lease losses. If, upon subsequent evaluation, it is probable that there is an increase in the present value of the expected cash flows, the Company will reduce any remaining valuation allowance. If there is no remaining valuation allowance, the Company will recalculate the amount of accretable yield as the excess of the revised expected cash flows over the current carrying value resulting in a reclassification from nonaccretable difference to accretable yield. The present value of the expected cash flows for PCI purchased loan pools is determined using the PCI loans’ effective interest rate, adjusted for changes in the PCI loans’ interest rate indexes. The present value of the expected cash flows for PCI loans and leases acquired through mergers with other banks includes, in addition to the above, an evaluation of the credit worthiness of the borrower. Loan and lease dispositions, which may include sales of loans and leases, receipt of payments in full from the borrower or foreclosure, result in removal of the loan or lease from the PCI loan or lease pool. Write-downs are not recorded on the PCI loan or lease pool until actual losses exceed the remaining nonaccretable difference. To date, no write-downs have been recorded for the PCI loans and leases held by the Company, all of which were purchased by the Company during 2012.

Mortgage Loan Repurchase Obligations and Reserve for Loss Reimbursements on Sold Loans. In the ordinary course of business, as loans held for sale are sold, the Banks make standard industry representations and warranties about the loans. The Banks may have to subsequently repurchase certain loans or reimburse certain investor losses due to defects that occurred in the origination of the loans. Such defects include documentation or underwriting errors. In addition, certain investor contracts require the Banks to repurchase loans from previous whole loan sales transactions that experience early payment defaults. If there are no such defects or early payment defaults, the Banks have no commitment to repurchase loans that they have sold. The level of reserve for loss reimbursements on sold loans is an estimate that requires considerable management judgment. Each Bank’s reserve is based upon the expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased, and include first and second trust deed loans. At the point the loans are repurchased, the associated reserves are transferred to the allowance for loan and lease losses. At the point when loss reimbursements are made directly to the investor, the reserve for loss reimbursements on sold loans is charged for the losses incurred.

Goodwill and Other Intangible Assets. Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are periodically evaluated for impairment at the reporting unit level. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.

In accordance with ASU 2011-08 Intangibles—Goodwill and Other (Topic 350), an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. In other words, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. Such indicators may include, among others: a significant change in legal factors or in the general business climate; significant change in the Company’s stock price and market capitalization; unanticipated competition; and an action or assessment by a regulator. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. The entity has the option to bypass the qualitative assessment step for any reporting unit in any period and proceed directly to the first step of the exiting two-step process. The entity can resume performing the qualitative assessment in any subsequent period.

The first step of the goodwill impairment test is performed, when considered necessary, by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second step would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill an impairment charge would be recorded for the difference. No goodwill impairment charges were required for the year ended December 31, 2012. For year ended December 31, 2012, the Company’s qualitative assessment concluded that a two-step impairment test of goodwill was not necessary. Even though there was no goodwill impairment at December 31, 2012, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s consolidated financial statements. Goodwill is the only intangible asset with an indefinite life on our consolidated statements of financial condition.

Other intangible assets consist of core deposit intangibles and trade name intangibles arising from whole bank and their subsidiaries acquisitions, and are amortized on an accelerated method over their estimated useful lives of 2-7 years and 1-20 years, respectively.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.

Liquidity and Commitments

The Banks are required to have a level of liquid assets that will allow the Banks to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon availability of funds and comparative yields on investments in relation to the return on loans and leases. Historically, the Banks have maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained.

The Banks’ liquidity, represented by cash, cash equivalents and available for sale securities, is a product of its operating, investing, and financing activities. The Banks’ primary sources of funds are deposits, payments and maturities of outstanding loans, leases and investment securities, as well as funds provided from operations. While scheduled payments from the amortization of loans, leases and investment securities as well as maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Banks invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Banks also generate cash through borrowings. The Banks utilize Federal Home Loan Bank advances to leverage their capital base, to provide funds for their lending activities, as a source of liquidity, and to enhance their interest rate risk management. The Banks also have the ability to obtain brokered deposits. PacTrust Bank had no brokered deposits at December 31, 2012. Beach had brokered deposits of $141 thousand at December 31, 2012. The Banks have an internal target where brokered deposits will comprise no more than 20% of total assets, although the maximum limit at any given point in time may be as much as 45% of assets.

Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in deposits at the Federal Reserve Bank, federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, we maintain a strategy of investing in various lending products most of which have liquidity, although not as much as cash and securities. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan and lease commitments, and to maintain our portfolio of investment securities. At December 31, 2012, there were $74.2 million of approved loan and lease origination commitments. At the same date, unused lines of credit were $88.1 million and outstanding letters of credit totaled $1.4 million. Certificates of deposit scheduled to mature in one year at December 31, 2012, totaled $467.9 million. Based on the competitive rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Banks. In addition, the Banks have the ability at December 31, 2012 to borrow an additional $179.9 million from the FHLB and $112.9 million from the Federal Reserve Bank to meet commitments and for liquidity purposes. The Banks have FHLB advances of $50.0 million maturing within the next 12 months. The Banks intend to replace these advances with new borrowings from the FHLB, Federal Reserve Bank or deposits depending on market conditions.

Commitments

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(In thousands)
Commitments to extend credit	$74,200	$60,198	$6,620	$6,582	$800
Standby letters of credit	1,406	288	—	340	778
Unused lines of credit	88,057	25,228	15,333	8,433	39,063

	$163,663	$85,714	$21,953	$15,355	$40,641

	Contractual Obligations
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(In thousands)
FHLB advances	$75,000	$50,000	$25,000	$—	$—
Long-term debt	131,627	6,356	12,713	12,713	99,845
Operating and capital lease obligations	24,814	4,399	8,130	6,911	5,374
Maturing certificates of deposit	642,710	467,887	139,841	34,982	—

	$874,151	$516,642	$185,684	$54,606	$105,219

Capital

Consistent with their goals to operate sound and profitable financial organizations, the Banks actively seek to remain “well capitalized” institutions in accordance with regulatory standards. PacTrust Bank’s total equity was $160.6 million at December 31, 2012, or 11.7% of its’ total assets on that date. As of December 31, 2012, PacTrust Bank exceeded all capital requirements of the OCC. PacTrust Bank’s regulatory capital ratios at December 31, 2012 were as follows: core capital 11.2%; Tier I risk-based capital 16.3%; and total risk-based capital 17.6%. Beach’s total equity was $47.3 million at December 31, 2012, or 15.4% of its’ total assets on that date. As of December 31, 2012, Beach exceeded all capital requirements of the FDIC. Beach’s regulatory capital ratios at December 31, 2012 were as follows: core capital 12.0%; Tier I risk-based capital 14.7%; and total risk-based capital 15.1%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0% and 10.0%, respectively.

As a bank holding company, First PacTrust is subject to similar regulations of the Federal Reserve Board on capital for bank holding companies. As of December 31, 2012, First PacTrust exceeded all capital requirements of the Federal Reserve Board. First PacTrust’s consolidated regulatory capital ratios at December 31, 2012 were as follows: core capital 10.2%; Tier I risk-based capital 13.7%; and total risk-based capital 15.0%

Impact of Inflation

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

The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as salaries and employee benefits and occupancy and equipment expense may be subject to increases as a result of inflation or deflation. An additional effect of inflation or deflation is the possible increase or decrease in the dollar value of the collateral securing loans and leases that we have made. The Company is unable to determine the extent, if any, to which properties securing our loans and leases have appreciated or depreciated in dollar value due to inflation or other economic conditions.

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

How We Measure Our Risk of Interest Rate Changes. As part of our attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor our interest rate risk. In monitoring interest rate risk we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities and/or prepayments, and their sensitivity to actual or potential changes in market interest rates.

In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by the asset and liability management committee. The asset and liability management committee is chaired by the treasurer and is comprised of members of our senior management. An asset and liability management policy establishes guidelines for the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs, while the asset liability management committee monitors adherence to these guidelines. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The asset and liability management committee meets periodically to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to our net present value of equity analysis. At each meeting, the asset and liability management committee recommends appropriate strategy changes based on this review. The treasurer or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors on a regular basis.

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	originating and purchasing adjustable-rate mortgage loans,

•	originating shorter-term consumer loans,

•	acquiring short duration securities for the investment portfolio,

•	managing our deposits to establish stable deposit relationships,

•	using FHLB advances to align maturities and repricing terms, and

•	attempting to limit the percentage of fixed-rate loans in our portfolio.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase the Company’s interest rate risk position within the asset liability tolerance set by the Banks’ policies.

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

The following tables present the projected change in the Banks’ net portfolio value at December 31, 2012 (the latest date for which information is available) and December 31, 2011, that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change. The net portfolio value analysis was unable to produce results for the minus 200 basis point scenario for both years.

Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	December 31, 2012			Net Portfolio Value as % of PV of Assets
	Net Portfolio Value
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	192,083	(33,107)	(15)%	11.70%	(137	)bp
+200 bp	204,923	(20,267)	(9)%	12.27%	(80	)bp
+100 bp	215,735	(9,455)	(4)%	12.72%	(36	)bp
0 bp	225,190	—	—	13.08%	—	bp
-100 bp	239,732	14,542	6%	13.70%	62	bp

Change in Interest Rates in Basis Points (“bp”) (Rate Shock in Rates)(1)	December 31, 2011			Net Portfolio Value as % of PV of Assets
	Net Portfolio Value
	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	148,628	(15,448)	(9)%	15.44%	(78	)bp
+200 bp	154,970	(9,106)	(6)%	15.81%	(40	)bp
+100 bp	160,091	(3,985)	(2)%	16.07%	(15	)bp
0 bp	164,076	—	—	16.22%	—	bp
-100 bp	165,738	1,662	1%	16.22%	1	bp

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

December 31, 2012, 2011, and 2010

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

First PacTrust Bancorp, Inc. merged with Beach Business Bank and acquired Gateway Business Bank during 2012, and management excluded from its assessment of the effectiveness of First PacTrust Bancorp, Inc.’s internal control over financial reporting as of December 31, 2012, Beach Business Bank and Gateway Business Bank’s internal control over financial reporting associated with total assets of $454.2 million and total revenues of $31.3 million included in the consolidated financial statements of First PacTrust Bancorp, Inc. and subsidiaries as of and for the year ended December 31, 2012. Our evaluation of internal control over financial reporting of First PacTrust Bancorp, Inc. excluded an evaluation of the internal control over financial reporting of Beach Business Bank and Gateway Business Bank.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm.

/s/ Steven A. Sugarman	/s/ Ronald J. Nicolas, Jr.
Steven A. Sugarman Chief Executive Officer	Ronald J. Nicolas, Jr. Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

First PacTrust Bancorp, Inc.:

We have audited the accompanying consolidated statement of financial condition of First PacTrust Bancorp, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First PacTrust Bancorp, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First PacTrust Bancorp, Inc. and subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”), and our report dated March 28, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP

KPMG LLP

Irvine, California

March 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First PacTrust Bancorp, Inc.

Irvine, California

We have audited the accompanying consolidated statement of financial condition of First PacTrust Bancorp, Inc. (the “Company”) as of December 31, 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/    Crowe Horwath LLP

Crowe Horwath LLP

Costa Mesa, California

March 28, 2012

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2012 and 2011

(Amounts in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$8,254	$6,755
Interest-bearing deposits	100,389	37,720

Total cash and cash equivalents	108,643	44,475
Time deposits in financial institutions	5,027	—
Securities available for sale, at fair value	121,419	101,616
Federal Home Loan Bank and other bank stock, at cost	8,842	6,972
Loans and leases receivable, net of allowance of $14,448 at December 31, 2012 and $12,780 at December 31, 2011	1,234,023	775,609
Loans held for sale, carried at fair value	113,158	—
Servicing rights, net ($1,739 measured at fair value at December 31, 2012)	2,278	—
Accrued interest receivable	5,002	3,569
Other real estate owned (OREO), net	4,527	14,692
Premises, equipment, and capital leases, net	16,147	10,585
Bank-owned life insurance investment	18,704	18,451
Affordable housing fund investment	6,197	1,561
Income tax receivable	5,545	5,352
Deferred income tax, net	7,572	7,643
Goodwill	7,048	—
Other intangible assets, net	5,474	—
Other assets	13,096	8,516

Total assets	$1,682,702	$999,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	194,662	20,039
Interest-bearing deposits	1,111,680	766,295

Total deposits	1,306,342	786,334
Advances from Federal Home Loan Bank	75,000	20,000
Notes payable, net	81,935	—
Reserve for loss reimbursements on sold loans	3,485	—
Accrued expenses and other liabilities	27,183	8,212

Total liabilities	1,493,945	814,546
Commitments and contingent liabilities	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference for a total of $32,000; 50,000,000 shares authorized, 32,000 shares issued and outstanding at December 31, 2012 and 2011	31,934	31,934
Common stock, $.01 par value per share, 196,863,844 shares authorized; 12,013,717 shares issued and 10,780,427 shares outstanding at December 31, 2012; 11,756,636 shares issued and 10,581,704 shares outstanding at December 31, 2011	120	117
Class B non-voting non-convertible Common stock, $.01 par value per share, 3,136,156 shares authorized; 1,112,188 shares issued and outstanding at December 31, 2012 and 1,054,991 shares issued and outstanding at December 31, 2011	11	11
Additional paid-in capital	154,563	150,786
Retained earnings	26,550	27,623
Treasury stock, at cost (1,233,290 shares at December 31, 2012 and 1,174,932 shares at December 31, 2011)	(25,818)	(25,037)
Accumulated other comprehensive income (loss), net	1,397	(939)

Total shareholders’ equity	188,757	184,495

Total liabilities and shareholders’ equity	$1,682,702	$999,041

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2012, 2011, and 2010

(Amounts in thousands, except share and per share data)

	2012	2011	2010
Interest and dividend income
Loans, including fees	$51,942	$30,997	$35,439
Securities	2,736	3,963	5,289
Dividends and other interest-earning assets	353	217	216

Total interest and dividend income	55,031	35,177	40,944
Interest expense
Deposits	5,960	4,989	7,933
Federal Home Loan Bank advances	348	1,048	2,855
Capital leases	9	—	—
Notes payable	2,162	—	—

Total interest expense	8,479	6,037	10,788

Net interest income	46,552	29,140	30,156
Provision for loan and lease losses	5,500	5,388	8,957

Net interest income after provision for loan losses	41,052	23,752	21,199
Noninterest income
Customer service fees	1,883	1,473	1,336
Loan servicing income	92	—	—
Income from bank owned life insurance	253	300	219
Net gain (loss) on sales of securities available for sale	(83)	2,888	3,274
Net gain on sale of loans	1,106	—	—
Net gain on mortgage banking activities	21,310	—	—
Bargain purchase gain	11,627	—	—
Other income	431	252	50

Total noninterest income	36,619	4,913	4,879
Noninterest expense
Salaries and employee benefits	41,891	13,914	9,866
Occupancy and equipment	7,902	2,848	1,914
Professional fees	7,888	2,121	947
Data processing	3,011	1,345	1,152
Advertising	1,046	477	232
Regulatory assessments	1,519	1,513	1,878
Loan servicing and foreclosure expense	980	1,282	1,118
Operating loss on equity investment	364	313	327
Valuation allowance for OREO	703	4,843	2,679
Net (gain) loss on sales of other real estate owned	(464)	760	332
Provision for loan repurchases	256	—	—
Amortization of intangible assets	696	—	—
Other expense	5,768	2,273	1,772

Total noninterest expense	71,560	31,689	22,217

Income (loss) before income taxes	6,111	(3,024)	3,861
Income tax expense (benefit)	115	(296)	1,036

Net income (loss)	$5,996	$(2,728)	$2,825
Preferred stock dividends and discount accretion	1,359	534	960

Net income (loss) available to common shareholders	$4,637	$(3,262)	$1,865

Basic earnings (loss) per common share	$0.40	$(0.31)	$0.37

Diluted earnings (loss) per common share	$0.40	$(0.31)	$0.37

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2012, 2011, and 2010

(Amounts in thousands, except share and per share data)

	2012	2011	2010
Net income (loss)	$5,996	$(2,728)	$2,825
Other comprehensive income (loss), before tax:
Change in net unrealized gains (losses) on securities:
Unrealized holding gains arising during the period, net of tax (expense) benefit of $0, $1,285, and $(1,999), respectively	2,253	(1,838)	2,858
Less: reclassification adjustment for (gains) losses included in net income net of tax (expense) benefit of $0, $1,188, and $1,348, respectively	83	(1,700)	(1,926)

Total other comprehensive income (loss), net of tax	2,336	(3,538)	932

Comprehensive income (loss)	$8,332	$(6,266)	$3,757

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2012, 2011, and 2010

(Amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2010	$19,094	$54	$67,958	$35,515	$(25,788)	$(1,015)	$1,667	$97,485
Comprehensive income:
Net income				2,825				2,825
Other comprehensive income, net							932	932
Forfeiture and retirement of stock			10		(10)			—
Stock option compensation expense			94					94
Stock awards earned			29					29
Amortization of preferred stock discount	35			(35)				—
Repurchased of preferred stock	(19,129)		(171)					(19,300)
Issuance of stock awards			(668)		668			—
Issuance of warrants			3,172					3,172
Purchase of 506 shares of treasury stock					(5)			(5)
Employee stock ownership plan shares earned			(53)			508		455
Tax benefit (loss) of RRP shares vesting			(6)					(6)
Dividends declared ($.25 per common share)				(1,503)				(1,503)
Preferred stock dividends				(925)				(925)
Warrant dividends				(104)				(104)
Net proceeds from stock issuance		55	52,805					52,860

Balance at December 31, 2010	$—	$109	$123,170	$35,773	$(25,135)	$(507)	$2,599	$136,009
Comprehensive income:
Net loss				(2,728)				(2,728)
Other comprehensive income, net							(3,538)	(3,538)
Forfeiture and retirement shares of common stock			13		(13)			—
Stock option compensation expense			816					816
ESOP forfeitures used to reduce ESOP contribution			7					7
Stock awards earned			412					412
Issuance of stock awards			(611)		107			(504)
Purchase of 5,224 shares of treasury stock					(55)			(55)
Employee stock ownership plan shares earned			98			507		605
Tax benefit (loss) of RRP shares vesting			(4)					(4)
Dividends declared ($.45 per common share)			516	(4,888)				(4,372)
Repurchase of warrants-TARP			(1,003)					(1,003)
Tax effect of ESOP			256					256
Tax effect of options redeemed			147					147
Reissuance of ESOP shares			(59)		59			—
Preferred stock dividends				(534)				(534)
Issuance of 32,000 shares of preferred stock, net of issuance costs of $66	31,934							31,934
Net proceeds from stock issuance		19	27,028					27,047

Balance at December 31, 2011	$31,934	$128	$150,786	$27,623	$(25,037)	$—	$(939)	$184,495

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Accumulated Other Comprehensive Income (Loss)	Total
Comprehensive income (loss):
Net income	—	—	—	5,996	—	—	—	5,996
Other comprehensive income, net	—	—	—	—	—	—	2,336	2,336
Forfeiture and retirement of shares of common stock	—	—	187	—	(216)	—	—	(29)
Stock option compensation expense	—	—	495	—	—	—	—	495
Stock awards earned	—	—	1,180	—	—	—	—	1,180
Severance payment	—	—	(129)	—	—	—	—	(129)
Purchase of 42,895 shares of treasury stock	—	—	—	—	(565)	—	—	(565)
Dividends declared ($.48 per common share)	—	3	1,052	(5,710)	—	—	—	(4,655)
Preferred stock dividends	—	—	—	(1,359)	—	—	—	(1,359)
Tax benefit (loss) of RRP shares vesting	—	—	(17)	—	—	—	—	(17)
Warrants issued with Beach Business Bank purchase	—	—	1,009	—	—	—	—	1,009

Balance at December 31, 2012	$31,934	$131	$154,563	$26,550	$(25,818)	$—	$1,397	$188,757

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012, 2011, and 2010

(Amounts in thousands, except share and per share data)

	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$5,996	$(2,728)	$2,825
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	5,500	5,388	8,957
Bargain purchase gain	(11,627)	—	—
Provision for loan repurchases	256	—	—
Net gain on mortgage banking activities	(21,310)	—	—
Gain on sale of loans	(1,106)	—	—
Net amortization (accretion) of securities	1,430	(333)	(1,765)
Depreciation	1,714	650	390
Amortization of intangibles	696	—	—
Amortization of debt	135	—	—
Employee stock ownership plan compensation expense	—	605	455
Stock option compensation expense	495	816	94
Stock award compensation expense	1,188	412	29
Bank owned life insurance income	(253)	(300)	(219)
Operating loss on equity investment	364	313	327
Net (gain) loss on sale of securities available for sale	83	(2,888)	(3,274)
(Gain) loss on sale of other real estate owned	(464)	760	332
Gain on sale of property and equipment	(412)	—	(3)
Deferred income tax (benefit) expense	100	1,949	(1,201)
Increase in valuation allowances on other real estate owned	703	4,843	2,679
Originations of loans held for sale	(515,327)	—	—
Proceeds from loans held for sale	495,796	—	—
Net change in:
Deferred loan costs	662	715	438
Premiums and discounts on purchased loans	(2,218)	(1,685)	—
Accrued interest receivable	(322)	(38)	460
Other assets	4,610	304	12,321
Accrued interest payable and other liabilities	292	4,855	431

Net cash provided by (used in) operating activities	(33,019)	13,638	23,276

Cash flows from investing activities
Proceeds from sales of securities available-for-sale	11,940	62,823	4,525
Proceeds from maturities and calls of securities available-for-sale	52,287	5,000	18,665
Proceeds from principal repayments of securities available-for-sale	—	21,355	—
Net cash acquired through acquisitions	43,671	—	—
Funding of equity investment	(624)	—	—
Purchases of securities available-for-sale	(77,697)	(128,975)	(29,110)
Purchase of interest bearing deposits	(353)	—	—
Loan originations and principal collections, net	(159,105)	(75,307)	36,273
Purchase of loans	(96,917)	(58,027)	(182)
Redemption of Federal Home Loan Bank stock	702	1,351	1,041
Proceeds from sale of loans	79,307	—	—
Proceeds from sale of other real estate owned	13,789	9,069	10,496
Proceeds from sale of buildings and equipment	1,324	—	4
Additions to premises and equipment	(6,151)	(4,891)	(2,441)

Net cash provided by (used in) investing activities	(137,827)	(167,602)	39,271

	2012	2011	2010
Cash flows from financing activities
Net increase (decrease) in deposits	105,692	140,026	(12,124)
Repayments of Federal Home Loan Bank advances	(20,000)	(55,000)	(60,000)
Proceeds from Federal Home Loan Bank advances	75,000	—	—
Net proceeds from issuance of common stock	—	26,542	52,860
Net proceeds from issuance of preferred stock	(7)	31,935	—
Net proceeds from issuance of long term debt	81,800	—	—
Payments for debt issuance costs	(1,517)	—	—
Net proceeds from other borrowings	642	—	—
Purchase of treasury stock	(565)	(55)	(5)
Redemption/issuance of warrants	—	(1,003)	3,172
Repurchase of preferred stock	—	—	(19,300)
Tax benefit (provision) from RRP shares vesting	(17)	(4)	(6)
Tax effect of ESOP	—	256	—
Tax effect of options redeemed	—	147	—
ESOP forfeitures to reduce ESOP contribution	—	7	—
Dividends paid on preferred stock	(1,359)	(534)	(925)
Dividends paid on common stock	(4,655)	(2,978)	(1,715)

Net cash provided by (used in) financing activities	235,014	139,339	(38,043)

Net change in cash and cash equivalents	64,168	(14,625)	24,504
Cash and cash equivalents at beginning of year	44,475	59,100	34,596

Cash and cash equivalents at end of year	$108,643	$44,475	$59,100

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$7,606	$6,045	$10,931
Income taxes paid	—	950	3,850
Supplemental disclosure of noncash activities (1)
Transfer from other real estate owned to contracts receivable	—	—	145
Transfer from loans to other real estate owned, net	3,863	22,802	13,962
Equipment acquired under capital leases	532	—	—

(1)	See Note 2 for non-cash transactions included in the merger with Beach Business Bank and acquisitions of Gateway Bancorp.

See accompanying notes to consolidated financial statements.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of First PacTrust Bancorp, Inc (First PacTrust) and its wholly owned subsidiaries, Pacific Trust Bank (PacTrust Bank), Beach Business Bank (Beach, and together with PacTrust Bank, the Banks) and PTB Property Holdings, LLC. All intercompany transactions and balances are eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries.

Nature of Operations: The principal business of the Company is the ownership of the Banks. Pacific Trust Bank is a federally chartered stock savings bank and Beach is a California state chartered commercial bank. The Banks are members of the Federal Home Loan Bank (FHLB) system, and maintain insurance on deposit accounts with the Federal Deposit Insurance Corporation (FDIC). PTB Property Holdings, LLC manages and disposes of other real estate owned properties.

The Banks are engaged in the business of retail banking, with operations conducted through nineteen banking offices serving San Diego, Los Angeles, Orange and Riverside counties, California and twenty-four loan production offices in California, Arizona, Oregon and Washington. Single family residential loans account for approximately 51% of the Company’s loan and lease portfolio, with a high percentage of such loans concentrated in Southern California. Generally, the customer’s ability to repay their loans or leases is dependent on the real estate market and general economic conditions in the area.

The accounting and reporting polices of the Company are based upon U.S. generally accepted accounting principles and conform to predominant practices within the banking industry. Significant accounting policies followed by the Company are presented below.

Segment Information and Disclosures. Generally Accepted Accounting Principles establish standards to report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has concluded it has one operating segment.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan and lease losses, reserve for loss reimbursements on sold loans, servicing rights, other real estate owned, realization of deferred tax assets, goodwill, other intangible assets, mortgage banking derivatives, fair value of assets and liabilities acquired in business combinations, fair value estimate of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.

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

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

Interest-bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within 90 days and are carried at cost.

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized holding gains and losses, net of taxes, reported in other comprehensive income or loss.

Accreted discounts and amortized premiums are included in interest income using the level yield method, and realized gains or losses related to sales of securities are calculated using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic conditions warrant such an evaluation. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards Accounting Standards Codification (“ASC”) 320, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

In determining OTTI under the ASC 320 model, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also considers whether the market decline was affected by macroeconomic conditions, and assesses whether the Company intends to sell, or it is more likely than not it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. The assessment of whether OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

When OTTI occurs in either model, the amount of the impairment recognized in earnings depends on the Company’s intent to sell the security or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities the entire amount of impairment is recognized through earnings.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

Federal Home Loan Bank (FHLB) Stock: The Banks are members of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Investments in Affordable Housing Partnerships: The Company has invested in certain limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the State of California and other states. The Company’s ownership in each limited partnership varies from 8% to 19%. At December 31, 2012 and 2011, the gross investments in these limited partnerships amounted to $6.2 million and $1.6 million, respectively with original investment amount to be $9.5 million and $4.5 million respectively. The unfunded portion was $4.4 million at December 31, 2012 which was related to the new investment purchased. There was no unfunded portion in 2011. The two limited partnerships invested in by the Company are accounted for using the equity method of accounting. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.

The approximate future federal and state tax credits to be generated over a multiple-year period are $5.4 million and $1.3 million at December 31, 2012 and 2011, respectively, the increase related to one investment being bought in 2012. The Company had an unused tax credit carryforward of $772 thousand related to 2012 and 2011. Investment amortization amounted to $305 thousand and $312 thousand for the years ended December 31, 2012 and December 31, 2011 respectively.

Loans and Leases: Loans and leases (other than purchased credit-impaired loans and leases) that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff are stated at the principal balance outstanding, net of purchase premiums and discounts, net deferred loan fees and costs, and an allowance for loan and lease losses. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method. Interest income is accrued on the unpaid principal balance and is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes uncertain, regardless of the length of past due status. Generally loans are placed on nonaccrual status when they are greater than 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest received on such loans and leases is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans and leases are returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan. Consumer loans, other than those secured by real estate, are typically charged off no later than 180 days past due.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within San Diego, Los Angeles, Orange and Riverside Counties, California. Therefore, the Company’s exposure to credit risk is significantly affected by economic conditions in those areas. Our loans are concentrated geographically in the Southern California market place.

Allowance for Loan and Lease Losses: The allowance for loan and lease losses is maintained at a level considered adequate by management to provide for probable incurred credit losses. The allowance is increased by provisions charged against income, while loan and lease losses are charged against the allowance when

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

management deems a loan balance to be uncollectible. Subsequent recoveries, if any, are credited to the allowance. The Company performs an analysis of the adequacy of the allowance on a monthly basis. Management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans and leases that are individually classified as impaired. A loan or lease is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. The Company evaluates all impaired loans and leases individually under the guidance of ASC 310, Receivables, primarily through the evaluation of collateral values and cash flows. Loans and leases for which the terms have been modified and where the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans and leases that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan or lease and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The impairment amount on a collateral dependent loan is charged-off to the allowance and the impairment amount on a loan that is not collateral dependent is set-up as a specific reserve. Troubled debt restructurings are also measured at the present value of estimated future cash flows using the loan’s or lease’s effective rate at inception or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s or lease’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan or lease, the loan or lease is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan and lease losses.

The general component of the allowance for loan and lease losses covers loans and leases that are not impaired and is determined by portfolio segment and is based on actual loss history experienced by the Company. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans and leases; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans and leases; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; effects of changes in credit concentrations and other factors. For 2011 and 2012, the Company used a three year historical loss look back for determining the level of its allowance for loan and lease losses. Prior to this, the Company used a one year historical look back. This change was made to better reflect the improving state of the loan and lease portfolio as delinquencies have declined and loan and lease losses have leveled. Management uses available information to recognize loan and lease losses, however, future loan and lease loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses and may require the Banks to recognize additional provisions based on their judgment of information available to them at the time of their examination.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

At December 31, 2012, the following portfolio segments have been identified: commercial real estate – manufacturing; commercial real estate – retail; commercial real estate – office; commercial real estate – industrial; commercial real estate – hospitality; commercial real estate – other; legacy condo conversion; leasing; single family residence – owner occupied, 1st trust deed; single family residence – non-owner occupied, 1st trust deed; 2nd trust deeds; consumer. The Company categorizes loans and leases into risk categories based on relevant information about the ability of borrowers and lessees (also referred to as “borrowers”) to service their obligations such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans and leases individually by classifying the loans and leases as to credit risk. This analysis includes all loans and leases delinquent over 60 days and non-homogenous loans and leases such as commercial and commercial real estate loans. Classification of problem one-to-four family-residential loans is performed on a monthly basis while analysis of non-homogenous loans is performed on a quarterly basis.

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one-to four-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Commercial business loans are also considered to have a greater degree of credit risk than one-to four-family residential mortgage loans due to the fact commercial business loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). SBA business loans are similar to commercial business loans, but have additional credit enhancement provided by the U.S. Small Business Administration, for up to 75% of the loan balance. Commercial equipment leases are also similar to commercial business loans in that the leases are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial equipment leases may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). Consumer and other real estate loans may entail greater risk than do one-to four-family residential mortgage loans given that collection of these loans is dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Negatively amortizing and interest only loans are also considered to carry a higher degree of credit risk due to their unique cash flows. Credit risk on this asset class is also managed through the completion of regular re-appraisals of the underlying collateral and monitoring of the borrower’s usage of this account to determine if the borrower is making monthly payments from external sources or “draw downs” on their line. In cases where the property values have declined to levels less than the original loan-to-value, or other levels deemed prudent by the Company, the Company may curtail the line and/or require monthly payments or principal reductions to bring the loan in balance.

Impaired Assets: Federal regulations provide for the classification of loans, leases, and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. When an insured institution classifies problem assets as “loss,” it is required to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of the Comptroller of the Currency, in the case of PacTrust Bank, and the Federal Deposit Insurance Corporation, in the case of Beach, which may order the establishment of additional general or specific loss allowances.

Troubled Debt Restructurings (“TDR”): a loan is identified as a troubled debt restructuring when a borrower is experiencing financial difficulties and for economic or legal reasons related to these difficulties, the Company grants a concession to the borrower in the restructuring that it would not otherwise consider. The Company has granted a concession when, as a result of the restructuring to a troubled borrower, it does not expect to collect all amounts due, including principal and/or interest accrued at the original terms of the loan. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a note split with principal forgiveness. A restructuring executed at an interest rate that is at market interest rates based on the current credit characteristics of the borrower is not a TDR.

The Banks include in their classification of “Substandard Assets” loans and leases that are performing under terms of a TDR, but where the borrower has yet to make twelve or more payments under the TDR, and where the loan or lease remains impaired, as well as loans where the borrower is current in his or her payments on the subject Classified Loan but may be a guarantor on another loan that is classified as a result of weakness in the credit or collateral (“Relationship”). TDR loans and leases that have continued to make payments for twelve months or more, but where the collateral remains impaired, retain a “Substandard” classification. As of December 31, 2012, the Banks had $3.9 million of loans and leases classified as “substandard” and TDR with less than twelve months of payment performance, and $8.4 million of TDR loans and leases classified as “substandard” with payment performance for more than twelve months.

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

Loans and leases that were acquired during 2012 in connection with the Beach Business Bank merger and Gateway Bancorp acquisition that were considered credit impaired were recorded at fair value at the acquisition date through purchase accounting and the related allowance for loan and lease losses was not carried over to the Company’s allowance. Any losses on such loans and leases are charged against the nonaccretable difference

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

established in purchase accounting and are not reported as charge-offs until such non-accretable difference is fully utilized.

The Company estimates cash flows expected to be collected over the life of the loan or lease using management’s best estimate which is derived using current key assumptions such as default rates, loss severity and payment speeds. If, upon subsequent evaluation, the Company determines it is probable that the present value of the expected cash flows have decreased due to a deterioration of credit, the PCI loan or lease is considered further impaired which will result in a charge to the provision for loan and lease losses and a corresponding increase to a valuation allowance included in the allowance for loan and lease losses. If, upon subsequent evaluation, it is probable that there is an increase in the present value of the expected cash flows, the Company will reduce any remaining valuation allowance. If there is no remaining valuation allowance, the Company will recalculate the amount of accretable yield as the excess of the revised expected cash flows over the current carrying value resulting in a reclassification from nonaccretable difference to accretable yield. The present value of the expected cash flows for PCI purchased loan pools is determined using the PCI loans’ effective interest rate, adjusted for changes in the PCI loans’ interest rate indexes. Adjustments in interest rate assumptions for variable rate loans do not impact the Company’s assessment of credit impairment. The present value of the expected cash flows for PCI loans and leases acquired through mergers with other banks includes, in addition to the above, an evaluation of the credit worthiness of the borrower. Loan and lease dispositions may include sales of loans and leases, receipt of payments in full from the borrower or foreclosure. Write-downs are not recorded on the PCI loan or lease pool until actual losses exceed the remaining nonaccretable difference. To date, no write-downs have been recorded for the PCI loans and leases held by the Company, all of which were purchased by the Company during 2012.

Mortgage Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the fair value as of each balance sheet date, as determined by outstanding commitments from investors or what secondary markets are currently offering for portfolios with similar characteristics. The fair value includes the servicing value of the loans as well as any accrued interest. Mortgage loans held for sale are generally sold with servicing rights released. Origination fees and costs are recognized in earnings at the time of origination for newly originated loans held for sale. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

All of the Company’s mortgage loans held for sale are Government-sponsored enterprise (GSE) or Government-eligible at December 31, 2012. These loans have reliable market price information and the fair value of these loans at December 31, 2012 was based on quoted market prices of similar assets and included the value of loan servicing.

In scenarios of market disruptions, the current secondary market prices that are generally relied on to value GSE-eligible mortgage loans may not be readily available. In these circumstances, the Company may consider other factors, including: 1) quoted market prices for to-be-announced securities (for agency-eligible loans); 2) recent transaction settlements or traded but unsettled transactions for similar assets; 3) recent third party market transactions for similar assets; and 4) modeled valuations using assumptions the Banks believe would be used by market participants in estimating fair value (assumptions may include prepayment rates, interest rates, volatilities, mortgage spreads and projected loss rates).

Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as part of net gain on mortgage banking activities included in noninterest income in the accompanying consolidated statements of operations.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

SBA Loans Held for Sale: SBA loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses realized on the sales of SBA loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of SBA loans are included in noninterest income.

Accounting for Derivative Instruments and Hedging Activities: The Company records its derivative instruments at fair value as either assets or liabilities in the accompanying consolidated statements of financial condition in other assets and accrued expenses and other liabilities, respectively. The change in derivative instruments fair value is recorded in current earnings in net gain on mortgage banking activities in the accompanying consolidated statements of operations.

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is set prior to funding (interest rate lock commitments, or IRLCs). Interest rate lock commitments on mortgage loans that are intended to be sold are considered derivatives and are recorded at fair value in other assets or accrued expenses and other liabilities on the consolidated statements of financial condition with the change in fair value recorded in the consolidated statements of operations. The estimated fair value is based on current market prices for similar instruments.

The Company hedges the risk of the overall change in the fair value of loan commitments to borrowers by selling forward contracts on securities of GSE. Forward contracts on securities are considered derivative instruments. The Company has not formally designated these derivatives as a qualifying hedge relationship and accordingly, accounts for such forward contracts as freestanding derivatives with changes in fair value recorded to earnings each period.

Servicing Rights—Mortgage (Fair Value Method): A servicing asset or liability is recognized when undertaking an obligation to service a financial asset under mortgage servicing contract, including a transfer of the servicer’s financial assets that meet the requirements for sale accounting. Such servicing asset or liability is initially measured at fair value based on either market prices for comparable servicing contracts or alternatively is based on a valuation model that is based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate and is recorded in the accompanying consolidated statements of operations.

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are included with net gain on mortgage banking activities on the consolidated statements of operations. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimates and actual prepayment speeds and default rates and losses. Currently the Company does not hedge the income statement effects of changes in fair value of the servicing assets.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

Servicing fee income, which is reported on the consolidated statements of operations as loan servicing income, is recorded for fees earned, net of third party subservicing costs, for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Late fees and ancillary fees related to loan servicing are not material.

Servicing Rights—Small Business Administration Loans (Amortized Cost Method): As a general course of business, the Banks originate and sell the guaranteed portion of their SBA loans. To calculate the gain (loss) on sales of SBA loans, the Banks’ investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between sale proceeds and the amount of the allocated investment to the sold portion of the loan.

The portion of the servicing fees that represent contractually specified servicing fees (contractual servicing) is reflected as a servicing asset and is amortized over the estimated life of the servicing; in the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized. The portion of servicing fees in excess of contractual servicing fees are reflected as interest-only (I/O) strips receivable, which is included in other assets on the accompanying consolidated statements of financial condition. The I/O strips receivable are carried at fair value, with unrealized gains and losses recorded in the consolidated statements of operations. Fair value adjustments were not significant at December 31, 2012.

Mortgage Loan Repurchase Obligations and Reserve for Loss Reimbursements on Sold Loans: In the ordinary course of business, as loans held for sale are sold, the Banks make standard industry representations and warranties about the loans. The Banks may have to subsequently repurchase certain loans or reimburse certain investor losses due to defects that may have occurred in the origination of the loans. Such defects include documentation or underwriting errors. In addition, certain investor contracts require the Banks to repurchase loans from previous whole loan sales transactions that experience early payment defaults. If there are no such defects or early payment defaults, the Banks have no commitment to repurchase loans that they have sold. The level of reserve for loss reimbursements on sold loans is an estimate that requires considerable management judgment. The Banks’ reserve is based upon the expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased, which include first and second trust deed loans. At the point the loans are repurchased, the associated reserves are transferred to the allowance for loan and lease losses. At the point when loss reimbursements are made directly to the investor, the reserve for loss reimbursements on sold loans is charged for the losses incurred.

Business Combinations: Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

costs, including conversion and restructuring charges, are expensed as incurred. The Company applied this guidance to the Beach and Gateway acquisitions that were consumated in 2012.

Goodwill and Other Intangible Assets: Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are periodically evaluated for impairment at the reporting unit level at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.

In accordance with ASU 2011-08 Intangibles—Goodwill and Other (Topic 350): the Company makes a qualitative assessment of whether it is more likely than not that not that its fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not perform the two-step impairment test. Goodwill is also tested for impairment on an interim basis if circumstances change or an event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. Such indicators may include, among others: a significant change in legal factors or in the general business climate; significant change in the Company’s stock price and market capitalization; unanticipated competition; and an action or assessment by a regulator.

Effective July 1, 2012 the Company acquired Beach Business Bank which resulted in goodwill of $7.0 million and $4.5 million of other intangible assets being recorded. The Company also acquired Gateway Bancorp as of August 18, 2012 which resulted in an $11.6 million bargain purchase gain and $1.7 million of other intangible assets recorded. No goodwill impairment charges were required for the year ended December 31, 2012. Goodwill is the only intangible asset with an indefinite life on the consolidated statements of financial condition.

Other intangible assets consist of core deposit intangibles and trade name intangibles arising from acquisitions, and are amortized on an accelerated method over their estimated useful lives of 2-7 years and 1-20 years, respectively.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method with the following estimated useful lives: building and leasehold improvements-life of lease, and furniture, fixtures, and equipment 5-7 years. Maintenance and repairs are charged to expense as incurred, and improvements that extend the useful lives of assets are capitalized.

Other Real Estate Owned: Other real estate owned, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is initially recorded at fair value less estimated selling costs of the real estate, based on current independent appraisals obtained at the time of acquisition, less costs to sell when acquired, establishing a new cost basis. Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are included in other expense in the consolidated statements of operations. If fair value declines subsequent to

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. Gains and losses on the sale of REO and operating expenses of such assets are included in other expense in the consolidated statements of operations.

Bank Owned Life Insurance: PacTrust Bank has purchased life insurance policies on certain key and former executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Deferred Financing Costs: Deferred financing costs associated with the Company’s senior notes are included in other assets on the consolidated statements of financial condition. The deferred financing costs are being amortized on a basis that approximates a level yield method over the eight-year term of the senior notes.

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

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future deductible or taxable amounts for the temporary differences attributable to events that have been recognized in the financial statements, computed using enacted tax rates. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Company had an $8.4 million valuation allowance for its net deferred tax asset at December 31, 2012. See further discussion in Note 21, Income Taxes, of the Notes to Consolidated Financial Statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2009 and for all state income taxes before 2008.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 accrued for interest and penalties at December 31, 2012 and December 31, 2011.

Employee Stock Ownership Plan: The Company’s employee stock ownership plan (ESOP) was terminated in 2011. When it was active, the cost of shares issued to the ESOP but not yet allocated to participants was shown as a reduction of shareholders’ equity. Compensation expense was based on the average market price of shares as they were committed to be released to participant accounts. Dividends on allocated ESOP shares reduced retained earnings; dividends on unearned ESOP shares reduced debt and accrued interest.

Earnings (Loss) Per Common Share: Basic earnings (loss) per common share is net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Diluted earnings (loss) per common share includes the dilutive effect of additional securities that could share in the earnings of the Company. Dividends paid, and the accretion of discount on the Company’s preferred stock, reduce the earnings available to common shareholders.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale, net of tax, which are also recognized as a separate component of shareholders’ equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Banks to the Company or by the Company to shareholders.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 5, Fair Values of Financial Instruments. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Transfer of Financial Assets—Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income (loss) or shareholders’ equity.

Adoption of New Accounting Standards: ( In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220),

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in ASU 2011- 05 (“ASU 2011-12”). ASU 2011-12 indefinitely deferred the provision of ASU 2011-05 that would have required entities to present reclassification adjustments out of AOCI by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU 2011-05 and ASU 2011-12 became effective for the Company for first quarter 2012 reporting. The Company elected to report components of comprehensive income a single continuous statement. The new guidance was applied retrospectively for all periods presented.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and International Accounting Standards Board on fair value. The new guidance establishes a common framework for measuring fair value and for disclosing information about fair value measurements. While ASU 2011- 04 is largely consistent with existing fair value measurement principles, it does expand disclosure requirements and amends certain guidance. Under the revised guidance, the highest and best use and valuation premise concepts only apply to measuring the fair value of nonfinancial assets. The highest and best use of a nonfinancial asset is one that is physically possible, legally permissible and financially feasible. The valuation premise guidance provides that the highest and best use of a nonfinancial asset is either on a stand-alone basis or in combination with other assets as a group. The ASU provides a framework for considering whether a premium or discount can be applied in a fair value measurement and provides a model for measuring the fair value of an instrument classified in shareholders’ equity. The expanded disclosure requirements include more detailed disclosures about the valuation processes used in fair value measurements within Level 3 of the fair value hierarchy, and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which fair value is required to be disclosed in accordance with ASC Topic 825, Financial Instruments. The Company adopted ASU 2011-04 and expanded its disclosures starting with its first quarter 2012 reporting. The effect of adopting this standard did not have a material effect on the Company’s consolidated operating results or financial condition, but the additional disclosures are included in Note 5, Fair Values of Financial Instruments.

In September 2011, the FASB issued ASU 2011-08, Intangible—Goodwill and other.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 became effective for interim and annual goodwill impairment tests performed after December 15, 2011. Adoption of ASU 2011-08 did not have a significant impact on the Company’s consolidated financial statements or disclosures.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”). ASC Topic 860, Transfers and Servicing,

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

provides the criteria for determining whether a transfer of financial assets under a repurchase agreement is accounted for as a secured borrowing or as a sale. In a typical repurchase transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Under the guidance, an entity that maintains effective control over transferred assets must account for the transfer as a secured borrowing. ASU 2011-03 eliminates the requirement for entities to consider whether a transferor has the ability to repurchase the financial assets in a repurchase agreement for purposes of determining whether the transferor has maintained effective control. The ASU does not change the other criteria applicable to the assessment of effective control. Adoption of ASU 2011-03 on January 1, 2012 did not have a significant impact on the Company’s consolidated financial statements.

Newly Issued But Not Yet Effective Accounting Standards: In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 clarifies that ordinary trade receivables and other receivables are not in the scope of ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities (“2011-11”). Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the ASC or subject to a master netting arrangement or similar agreement. The amendments in ASU 2013-01 are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220), Reporting of Amounts Reclassified out of Other Comprehensive Income (“ASU 2013-02”). The provisions in the ASU supersede and replace the presentation requirements for reclassifications out of AOCI in ASUs 2011-05 and 2011-12. ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company will adopt ASU 2013-02 for its first quarter 2013 reporting. Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 2—BUSINESS COMBINATIONS

Beach Business Bank Merger

Effective July 1, 2012, the Company acquired Beach Business Bank (Beach) pursuant to the terms of the Agreement and Plan of Merger (the Merger Agreement) dated August 30, 2011, as amended October 31, 2011. At the effective time of the Merger, a newly formed and wholly owned subsidiary of the Company (Merger Sub) merged with and into Beach, with Beach continuing as the surviving entity in the Merger and a wholly owned subsidiary of the Company. Pursuant and subject to the terms of the Merger Agreement, each outstanding share of Beach common stock (other than specified shares owned by the Company, Merger Sub or Beach, and other than in the case of shares in respect of, or underlying, certain Beach options and other equity awards, which were treated as set forth in the Merger Agreement) was converted into the right to receive $9.21415 in cash and one Warrant. Each Warrant entitles the holder to purchase 0.33 of a share of Company Common Stock at an exercise price of $14.00 per share of Company Common Stock for a period of one year. The aggregate cash consideration

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

paid to Beach shareholders in the Merger was approximately $39.1 million. In addition, Beach shareholders received in aggregate the equivalent of 1,401,959 warrants of the Company’s common stock with an estimated fair value of $1.0 million.

Beach operates branches in Manhattan Beach, Long Beach, and Costa Mesa, California. Beach also has a division named The Doctors Bank®, which serves physicians and dentists nationwide. Additionally, Beach provides loans to small businesses based on SBA lending programs. Beach’s consolidated assets and equity (unaudited) as of June 30, 2012 totaled $312.0 million and $33.3 million, respectively, and its consolidated net income (unaudited) totaled $2.0 million for the year ended December 31, 2011 and $0.6 million for the six month period ended June 30, 2012 (unaudited). The acquired assets and liabilities were recorded at fair value at the date of acquisition and are reflected in the Company’s consolidated December 31, 2012 financial statements as such.

In accordance with GAAP guidance for business combinations, the Company has expensed approximately $1.8 million of direct acquisition costs and recorded $7.0 million of goodwill and $4.5 million of other intangible assets. The other intangible assets are primarily related to core deposits and are being amortized on an accelerated basis over 2 - 7 years. For tax purposes purchase accounting adjustments, including goodwill are all non-taxable and/or non-deductible. The following table summarizes the fair value of the total consideration transferred as a part of the Beach Acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

July 1, 2012
Consideration:
Payment to Beach shareholders	$39,145
Value of stock warrants issued to Beach shareholders	1,009

Fair Value of Total Consideration Transferred	40,154

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and due from banks	5,867
Federal funds sold and other short-term investments	55,478
Interest-bearing time deposits in financial institutions	4,674
Securities available for sale	5,661
Loans	229,722
Stock in FHLB and other bank stock	1,554
Premises and equipment	709
Other real estate owned	114
Core deposit intangibles	4,470
Trade name intangible	25
Accrued interest receivable and other assets	3,717
Deposits	(271,320)
Other borrowings	(2,315)
Accrued interest and other liabilities	(5,250)

Total Identifiable Net Assets	33,106

Goodwill	$7,048

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The unique market opportunity that was created with the Acquisition is that it creates for our Company the opportunity to leverage Beach Business Bank’s branch network, SBA lending platform, the Doctors Bank Product offering and other programs that can be deployed throughout our market which we expect will help augment our customer base. This acquisition was consistent with the Company’s strategy to build a regional presence in Southern California. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

Loans that were acquired from Beach that were considered credit impaired had a fair value of $28.3 million and an unpaid principal balance of $34.7 million.

Loans that were acquired from Beach that were not considered credit impaired had a fair value of $201.4 million at the acquisition date. As of the same date, the gross contractual amount receivable for these loans was $255.9 million and an unpaid principal balance of $202.4 million.

Interest income and net income included in consolidated net income related to Beach Business Bank from acquisition through December 31, 2012 was $7.7 million and $2.4 million, respectively.

Gateway Bancorp Acquisition

Effective August 18, 2012, the Company acquired Gateway Bancorp, the holding company of Gateway Business Bank (Gateway) pursuant to the terms of the Stock Purchase Agreement (the Purchase Agreement) dated June 3, 2011, as amended on November 28, 2011, February 24, 2012, June 30, 2012, and July 31, 2012. The acquisition was accomplished by the Company’s purchase of all of the outstanding stock of Gateway Bancorp, followed by the merger of Gateway into PacTrust Bank. Under the terms of the Purchase Agreement, the Company purchased all of the issued and outstanding shares of Gateway Bancorp for $15.4 million in cash.

Gateway operated branches in Lakewood and Laguna Hills, California. As part of the acquisition, Mission Hills Mortgage Bankers (“MHMB”, a division of Gateway), including its 22 loan production offices in California, Arizona, Oregon and Washington, became a division of PacTrust Bank. Gateway’s consolidated assets and equity (unaudited) as of August 17, 2012 totaled $178.0 million and $25.8 million, respectively, and its consolidated net loss (unaudited) totaled $8.3 million for the year ended December 31, 2011 and consolidated net income (unaudited) of $4.2 million for the year to date period ended August 17, 2012. The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the December 31, 2012 financial statements as such.

In accordance with GAAP guidance for business combinations, the Company recorded approximately $1.7 million of direct acquisition costs and recorded $11.6 million of bargain purchase gain and $1.7 million of other intangible assets. The other intangible assets are related to $720 thousand of core deposits, which are being amortized on an accelerated basis over 4 - 6 years, and $955 thousand of trade name intangible which is being amortized over 20 years. For tax purposes the purchase accounting adjustments and bargain purchase gain are non-taxable and/or non-deductible. Due to circumstances that Gateway faced at the time the acquisition was negotiated, which include regulatory orders and operating losses, the terms negotiated included a purchase price that was $5 million lower than Gateway Bancorp’s equity book value. The discount was further increased to $6.5 million in exchange for the elimination of any contingent liability to the shareholder of Gateway Bancorp related to mortgage repurchase risk. Due to delays in obtaining regulatory approval, the Acquisition closed nine months

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

later than originally planned. This passage of time allowed Gateway to eliminate all regulatory orders, return to profitability, improve asset quality, and increase the book value of equity by reducing the expected discount on assets. As a result, a bargain purchase gain of $11.6 million resulted at the time of purchase. The following table summarizes the fair value of the total consideration transferred as a part of the Gateway acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

August 18, 2012
Consideration:
Cash paid to Gateway shareholders	$15,403

Fair value of total consideration transferred	15,403

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash and due from banks	1,783
Federal funds sold and other short-term investments	35,090
Securities available for sale	76
Loans	58,563
Loans held for sale	72,759
Stock in FHLB of Indianapolis and other bank stock	940
Premises and equipment	741
Trade name intangible	955
Core deposit intangibles	720
Mortgage servicing rights	1,636
Derivative asset	2,877
Accrued interest receivable and other assets	1,825
Deposits	(142,995)
Accrued interest and other liabilities	(7,940)

Total Identifiable Net Assets	27,030

Bargain Purchase Gain	$(11,627)

This acquisition was consistent with the Company’s strategy to build a regional presence in Southern California. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

Loans that were acquired from Gateway that were considered credit impaired had a fair value of $10.3 million and an unpaid principal balance of $12.2 million at the acquisition date.

Loans that were acquired from Gateway that were not considered credit impaired had a fair value of $45.1 million at the acquisition date. As of the same date, the gross contractual amount receivable for these loans was $61.6 million and an unpaid principal balance of $45.0 million.

Revenue and net income included in consolidated net income related to Gateway from acquisition through December 31, 2012 was $23.6 million and $6.5 million, respectively.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

Pro Forma Information

The following table presents unaudited pro forma information as if the acquisitions had occurred on January 1, 2011 after giving effect to certain adjustments. The unaudited pro forma information for the years ended December 31, 2012 and 2011 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Pro Forma Year Ended December 31, 2012	Pro Forma Year Ended December 31, 2011
SUMMARIZED INCOME STATEMENT DATA (unaudited):
Net interest income	$57,921	$49,534
Provision for loan and lease losses	6,350	6,062
Non-interest income	54,918	34,465
Non-interest expense	106,260	83,043
Income (loss) before income taxes	229	(5,106)
Income tax expense (benefit)	2,529	(1,172)

Net income (loss)	$(2,300)	$(3,934)

Basic earning (loss) per share	$(0.33)	$(0.45)

The unaudited pro forma financial information related to 2012 and 2011 includes acquisition/integration costs. These costs totaled $3.4 million and $1.7 million for the years ended December 31, 2012 and 2011, respectively, on a pre-tax basis. The above unaudited pro forma financial information includes the provision for loan and lease losses recognized by Beach and Gateway prior to acquisition of $0.9 million and $0.7 million for the years ended December 31 2012 and 2011, respectively. Excluded from the above pro forma financials for the year ended December 31, 2012 is a gain of $11.6 million related to the bargain purchase gain for the Gateway acquisition.

NOTE 3—EMPLOYEE STOCK COMPENSATION

The Company has multiple share based compensation plans as described below. Total compensation cost that has been realized against income for the Company’s stock compensation plans, excluding stock appreciation rights, was $1.7 million, $1.2 million, and $123 thousand for the years ended December 31, 2012, 2011, and 2010, respectively. The total income tax benefit (expense) was $(17 thousand), $143 thousand, and $(6 thousand) for the years ended December 31, 2012, 2011, and 2010, respectively.

Recognition and Retention Plan

A Recognition and Retention Plan (“RRP”) provides for the issuance of restricted shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value at date of grant. Pursuant to the RRP, total shares issuable under the plan are 211,600. At December 31, 2012, all 211,600 shares were issued. These shares vest over a five-year period. Compensation expense for the RRP awards totaled approximately $18 thousand, $412 thousand, and $29 thousand for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, there was $1 thousand of

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

total unrecognized compensation cost related to 440 nonvested awards. The cost is expected to be recognized over a weighted-average period of less than one year.

A summary of changes in the Company’s nonvested shares for the year ended December 31, 2012 follows:

Nonvested shares	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at January 1, 2012	9,058	$18.91
Granted	—	—
Vested	(640)	17.00
Forfeited/expired	(7,978)	19.17

Nonvested at December 31, 2012	440	$17.00

Additionally, inducement restricted shares were granted during 2010, 2011 and 2012 to newly hired executive officers. During the year ended December 31, 2012, 54,359 shares were granted. During the year ended December 31, 2011, 5,000 shares were granted. During the year ended December 31, 2010, 21,500 shares were granted. The inducement shares vest over a three year period. Compensation expense for the inducement awards totaled approximately $725 thousand, $99 thousand, and $0 thousand for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $76 thousand of total unrecognized compensation cost related to 8,226 nonvested inducement awards. The cost is expected to be recognized over a weighted-average period of less than one year.

A summary of changes related to the Company’s nonvested inducement awards for the year ended December 31, 2012 follows:

	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at January 1, 2012	26,500	$12.12
Granted	54,359	11.54
Vested	(69,300)	12.32
Forfeited/expired	(3,333)	14.48

Nonvested at December 31, 2012	8,226	$11.60

During June 2011, the Company adopted an Omnibus Incentive Plan under the terms of which participating employees and directors (including advisory directors) may be awarded stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards or cash awards. The total number of shares of common stock available for awards under the plan is 950,000, of which no more than 300,000 may be used for awards other than stock options and stock appreciation rights. There were 170,584 shares awarded as restricted shares from this plan as of December 31, 2012. The vesting of these shares varies with vesting periods up to four years. Compensation expense for these awards totaled approximately $452 thousand and $260 thousand for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there was $1.7 million of total unrecognized compensation cost related to 155,016 nonvested awards. The cost is expected to be recognized over a weighted-average period of less than four years.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

A summary of changes related to the Company’s nonvested inducement awards for the year ended December 31, 2012 follows:

	Shares	Weighted-Average Grant-Date Fair-Value
Nonvested at January 1, 2012	23,158	$12.42
Granted	170,584	11.78
Vested	(34,474)	12.63
Forfeited/expired	(4,252)	10.55

Nonvested at December 31, 2012	155,016	$11.71

Stock Options

In addition to the Omnibus Incentive Plan discussed above, the Company has a Stock Option Plan (“SOP”) which provides for the issuance of options to directors, officers, and employees. The Company recorded stock compensation expense inclusive of individual grants discussed below of $495 thousand, $816 thousand, and $94 thousand as salary and employee benefits expense during the years ended December 31, 2012, 2011, and 2010, respectively. The Company adopted the SOP during 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. At December 31, 2012, there were no shares available for future awards. Most of the options become exercisable in equal installments over a three-year period from the date of grant. The options expire ten years from the date of grant. The fair value of options granted are computed using option pricing models, using the following weighted-average assumptions as of grant date. The fair value of each option is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options exercised during the years ended December 31, 2012, 2011 or 2010.

During 2010 and 2011, 850,000 inducement options were issued to newly hired executive officers, of which 80,000 inducement options were awarded during the year ended December 31, 2011. These one-time inducement options were granted outside of the existing SOP plan and the Omnibus Incentive Plan. None of these options were exercised during 2012, 2011 or 2010. These options have a three year vesting period. Compensation expense for these awards totaled approximately $327 thousand, $729 thousand, and $89 thousand for the year ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, there was $209 thousand of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of less than two years.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The following table represents inducement option activity during the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at beginning of year January 1, 2012	850,000	$11.71
Granted	—	—
Exercised	—	—
Forfeited or expired	(545,000)	11.80

Outstanding at end of year December 31, 2012	305,000	$11.54	7.90

Fully vested and expected to vest	305,000	$11.54	7.90

Options exercisable at December 31, 2012	203,332	$11.54	7.90

During the year ended December 31, 2012, 165,000 shares were awarded as stock options from the Omnibus Incentive Plan. These options were awarded to Company executive officers in lieu of, or in combination with cash compensation for director services. The options become exercisable one to three years from the date of grant. The options expire ten years from the date of grant. The fair value of options granted are estimated on the date of grant using a closed form option valuation (Black Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of December 31, 2012, there was $559 thousand of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of less than five years.

	Grant Date
	June 25, 2012	August 22, 2012	November 5, 2012
Options granted	15,000	75,000	75,000
Estimated fair value per share of stock options granted	$3.97	$4.54	$3.12
Risk-free interest rate	1.63%	1.71%	1.63%
Expected term	10 years	10 years	10 years
Expected stock price volatility	47.79%	53.78%	40.45%
Dividend yield	3.95%	4.07%	4.09%

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The following table represents option activity under the Omnibus Incentive Plan during the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at beginning of year January 1, 2012	68,569	$15.81
Granted	165,000	11.54
Exercised	—	—
Forfeited or expired	(12,770)	15.81

Outstanding at end of year December 31, 2012	220,799	$12.82	8.98

Fully vested and expected to vest	220,799	$12.82	8.98

Options exercisable at December 31, 2012	55,799	$15.81	8.47

There were no stock options exercised during the years ended December 31, 2012, 2011, or 2010. The aggregate intrinsic value of options outstanding as of December 31, 2012 was $300 thousand. The aggregate intrinsic value of exercisable options as of December 31, 2012 was $165 thousand. Stock options exercised in the future would be issued from the Omnibus Plan.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. No shares were exercised during the year ended December 31, 2012, 2011 or 2010. ASC 718 and 505 require the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 5% for senior management, the board of directors, and all other employees. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Stock Appreciation Rights Plan

On August 21, 2012, the Company granted to its current Chief Executive Officer a ten-year stock appreciation right (“SAR”) with respect to 500,000 shares of the Company’s common stock with a base price of $12.12 per share. Compensation expense for the SAR is recognized over the vesting period based on the fair value as calculated using Black Scholes as of the grant date and adjusted each quarter. The SAR will be settled in cash. One third of the SAR vested on the grant date and one third will vest on the first and second anniversaries of the grant date such that the SAR will be fully vested on the second anniversary of the grant date. The weighted-average grant date fair value was $3.58 per share, or $1.8 million, and the adjusted fair value as of December 31, 2012 was $2.64 per share or $1.3 million. Compensation expense recognized for the SARs was $0.7 million for the year ended December 31, 2012. At December 31, 2012, there was $0.6 million of total unrecognized compensation cost related to the unvested portion of the SAR. The cost is expected to be recognized over a weighted-average period of 2 years. The grant date and December 31, 2012 fair value of the SARs was determined using the following assumptions:

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

	Grant Date
	August 21, 2012	December 31, 2012
SARs granted	500,000	500,000
Estimated fair value per share of SARs granted	$3.58	$2.64
Risk-free interest rate	1.80%	1.78%
Expected term	10 years	10 years
Expected stock price volatility	42.80%	32.07%
Dividend yield	4.09%	4.07%

Separation and Settlement Agreement

On September 21, 2012, the Company entered into a separation and settlement agreement with its former Chief Executive Officer in which the Company agreed to severance pay in the amount of $832 thousand payable in 24 equal monthly installments of $35 thousand commencing on the first business day coincident with or next following the 60th day following the resignation date and on each one-month anniversary of the date of first payment until paid in full. In addition, the Company agreed to pay as consideration for the cancellation of all of the executive’s equity awards a lump sum cash payment of $504 thousand. Under this agreement the Company recognized severance pay compensation expense totaling $1.2 million during the year ended December 31, 2012, and $129,000 was previously recognized as stock compensation plan expense.

NOTE 4—EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share were computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding. Diluted earnings (loss) per common share were computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options, restricted stock awards, and warrants to purchase common stock. Computations for basic and diluted earnings (loss) available to common shareholders per common share are provided below.

	2012	2011	2010
Basic
Net income (loss)	$5,996	$(2,728)	$2,825
Less: Preferred stock dividends	(1,359)	(534)	(925)
Less: Amortization of preferred stock discount	—	—	(35)

Net income (loss) available to common shareholders	$4,637	$(3,262)	$1,865

Weighted average common shares outstanding	11,703,331	10,646,511	5,108,075

Basic earnings (loss) per common share	$0.40	$(0.31)	$0.37

Diluted
Net income (loss) available to common shareholders	4,637	(3,262)	1,865

Weighted average common shares outstanding for basic earnings (loss) per common share	11,703,331	10,646,511	5,108,075
Add: Dilutive effects of stock options	—	—	—
Add: Dilutive effects of stock awards	9,176	—	—
Add: Dilutive effects of warrants	—	—	—

Average shares and dilutive potential common shares	11,712,507	10,646,511	5,108,075

Diluted earnings (loss) per common share	$0.40	$(0.31)	$0.37

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

There was a total of 410,476, 918,569, and 770,000 stock options and stock awards and 3,036,959, 1,635,000, and 1,635,000 warrants that were not considered in computing diluted earnings (loss) per common share for the years ended December 31, 2012, 2011, and 2010 respectively, because they were anti-dilutive. All stock options and stock awards for the years ended December 30, 2012, 2011 and 2010 were anti-dilutive.

Warrants

On November 1, 2010, the Company issued warrants to TCW Shared Opportunity Fund V, L.P. for up to 240,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to anti-dilutive adjustments. These warrants are exercisable from the date of issuance through November 1, 2015. On November 1, 2010, the Company also issued warrants to COR Advisors LLC to purchase up to 1,395,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to anti-dilutive adjustments. These warrants are exercisable at the time of issuance based upon the additional shares issued and the anti-dilutive provisions set in the agreement and became fully exercisable at the time the anti-dilution occurred. These warrants are exercisable for five years after the original vesting date. The warrants are exercisable for voting common stock in lieu of non-voting common stock following the transfer of the warrants in a widely disbursed offering or in other limited circumstances.

On July 1, 2012, in connection with the Company’s acquisition of Beach, the Company issued one-year warrants to purchase an aggregate of 1,401,959 shares of the Company’s common stock at an exercise price of $14.00 per share. See Note 2—Notes to the Consolidated Financial Statements—Business Combinations.

NOTE 5—FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy. ASC 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The topic describes three levels of inputs that may be used to measure fair value:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Securities Available for Sale. The fair values of securities available for sale are generally determined by quoted market prices, if available (Level 1), or by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of the Company’s Level 3 securities are determined by the Company or an independent third-party provider using a discounted cash flow methodology. The methodology uses discount rates that are based upon observed market yields for similar securities. Prepayment speeds are estimated based upon the prepayment history of each bond and a detailed analysis of the underlying collateral. Gross weighted average coupon, geographic concentrations, loan to value, FICO and seasoning are among the different loan attributes that are factored into our prepayment curve. Default rates and severity are estimated based upon geography of the collateral, delinquency, modifications, loan to value ratios, FICO scores, and past performance.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

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

Derivative Assets and Liabilities. The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as freestanding derivatives. The derivative assets are IRLCs with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivative liabilities are hedging instruments (typically to be announced, or TBA securities) used to hedge the risk of fair value changes associated with changes in interest rates relating to its mortgage loan origination operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities as Level 2.

Servicing Rights—Mortgage. The Company retains servicing on some of its mortgage loans sold and elected the fair value option for valuation of these mortgage servicing rights. The value is based on a third party provider that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. Because of the significance of unobservable inputs, these servicing rights are classified as Level 3.

I/O Strips Receivable. The fair value is determined by discounting future cash flows using discount rates and prepayment assumptions that market participants would use for similar financial instruments. Because of the significance of unobservable inputs, the I/O strips receivable are classified as Level 3.

Other Real Estate Owned Assets. Other real estate owned assets (OREO) are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. For the years ended December 31, 2012, 2011 and 2010, the Company experienced $0.7 million, $4.8 million, and $2.7 million in valuation allowance expense for those assets, respectively.

Assets and Liabilities Measured on a Recurring and Non Recurring Basis

Available-for-sale securities, loans held for sale, derivative assets and liabilities, and servicing rights—mortgage are measured at fair value on a recurring basis, whereas impaired loans and leases and other real estate owned are measured at fair value on a non-recurring basis.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
Available-for-sale securities:
U.S. government-sponsored entities and agency securities	$2,710	$—	$2,710	$—
State and Municipal securities	9,944	—	9,944	—
Private label residential mortgage-backed securities	41,846	—	39,632	2,214
Agency mortgage-backed securities	66,919	—	66,919	—
Loans held for sale	113,158	—	113,158	—
Derivative assets(1)	2,890	—	2,890	—
Servicing rights—mortgage(2)	1,739	—	—	1,739
Liabilities
Derivative liabilities(3)	988	—	988	—

		Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
Available-for-sale securities:
U.S. government-sponsored entities and agency securities	$4,038	$—	$4,038	$—
Municipal securities	5,713	—	5,713	—
Private label residential mortgage-backed securities	76,203	—	—	76,203
Agency residential mortgage-backed securities	15,662	—	15,662	—

(1)	Included in other assets on the consolidated statements of financial condition
(2)	Included in servicing rights, net on the consolidated statements of financial condition
(3)	Included in accrued expenses and other liabilities on the consolidated statements of financial condition

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a non recurring basis as of the dates indicated:

		Fair Value Measurements at December 31, 2012 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
Other real estate owned assets:
Real estate 1-4 family first mortgage	118	—	—	118
Land	3,889	—	—	3,889

		Fair Value Measurements at December 31, 2011 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
Assets
Impaired loans:
Real estate 1-4 family first mortgage	6,893	—	—	6,893
Multi-family	1,638	—	—	1,638
Land	1,164	—	—	1,164
Other real estate owned assets:
Real estate 1-4 family first mortgage	8,224	—	—	8,224
Multi-family	2,480	—	—	2,480
Land	3,988	—	—	3,988

There were no impaired loans and leases with specific allowances tested for impairment using the fair value of the collateral for collateral dependent loans at December 31, 2012. At December 31, 2011, such loans totaled $12.6 million and had a carrying amount of $9.7 million, net of specific allowance allocations of $2.9 million. At December 31, 2011, these impaired loans consisted of $6.9 million single-family loans, $1.6 million multi-family loans and land loans totaling $1.2 million.

Other real estate owned measured at fair value less costs to sell, had a net carrying value of $4.0 million, that is comprised of the outstanding balance of $6.6 million, net of a valuation allowance of $2.1 million at December 31, 2012. At December 31, 2011, such real estate owned had a net carrying value of $14.7 million, which is made up of the outstanding balance of $18.8 million, net of a valuation allowance of $4.1 million.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The tables below present a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012.

	Private label residential mortgage- backed securities	Servicing Assets	Total
Balance of recurring Level 3 securities at January 1, 2012	$76,203	$—	$76,203
Transfers out of Level 3(1),(2)	(56,767)	—	(56,767)
Total gains or losses (realized/unrealized):
Included in earnings-realized	(83)	—	(83)
Included in earnings-fair value adjustment	—	(42)	(42)
Included in other comprehensive income	(2,173)	—	(2,173)
Amortization of premium (discount)	(196)	—	(196)
Purchases(3)	—	2,674	2,674
Sales, issuances and settlements	(14,770)	(354)	(15,124)

Balance of recurring Level 3 securities at December 31, 2012	$2,214	$2,278	$4,492

(1)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that cause the transfer.
(2)	Transferred from Level 3 to Level 2 as a result of the Company’s re-evaluation of significant inputs that management deemed observable or can be corroborated by observable market data.
(3)	The Company acquired $2.1 million in the acquisitions of Beach and Gateway. See Note 10, Servicing Rights.

The table below presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011:

Private label residential mortgage- backed securities
Balance of recurring Level 3 securities at January 1, 2011	$54,246
Transfers out of Level 3(1)	(15,659)
Total gains or losses (realized/unrealized):
Included in earnings—realized	2,700
Included in earnings—unrealized	—
Included in other comprehensive income	(6,102)
Purchases	107,123
Sales, issuances and settlements	(66,105)

Balance of recurring Level 3 securities at December 31, 2011	$76,203

(1)	Agency residential mortgage-backed securities were transferred to Level 2 because they are valued using a comparative pricing methodology versus a discounted cash flow methodology.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The following table presents quantitative information about Level 3 fair value measurements on a recurring basis at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Private label residential mortgage backed securities	$2,214	Discounted cash flow	Voluntary prepayment rate Collateral default rate	3.15% to 8.00% (5.8%) 8.46% to 8.56% (8.5%)
			Loss severity at default	55%
Servicing rights-mortgage	1,739	Discounted cash flow	Discount rate	10.5 to 11.5% (10.5%)
			Prepayment rate	4.3 to 35.3% (13.8%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Other real estate owned assets:
1-4 family first mortgage	$118	Sales comparison approach	Adjustment for differences between the comparable sales	-11.3% to -5.1% (-8.2%)
Land	3,889	Sales comparison approach	Adjustment for differences between the comparable sales	-50.0% to 52.0% (-14.0%)

The significant unobservable inputs used in the fair value measurement of the Company’s private label and agency residential mortgage backed securities are prepayment rates, collateral default rates, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the collateral default rates is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights include the discount rate and estimated cash flows. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2012 and December 31, 2011 were as follows:

	Carrying Amount	Fair Value Measurements at December 31, 2012 Using
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$108,643	$108,643	$—	$—	$108,643
Time deposits in financial institutions	5,027	5,027	—	—	5,027
Securities available-for-sale	121,419	—	119,205	2,214	121,419
FHLB stock	8,842	—	8,842	—	8,842
Loans and leases receivable, net, excluding loans held for sale	1,234,023	—	—	1,267,292	1,267,292
Loans held for sale	113,158	—	113,158	—	113,158
Accrued interest receivable	5,002	7	50	4,945	5,002
Derivative assets	2,890	—	2,890	—	2,890
Servicing rights	2,278	—	—	2,278	2,278
Financial liabilities
Deposits	1,306,342	—	1,305,884	—	1,305,884
Advances from the FHLB	75,000	—	75,166	—	75,166
Notes payable	81,935	86,106	—	—	86,106
Derivative liabilities	988	—	988	—	988
Accrued interest payable	1,639	1,335	304	—	1,639

	Carrying Amount	Fair Value Measurements at December 31, 2011 Using
		Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$44,475	$44,475	$—	$—	$44,475
Securities available-for-sale	101,616	—	25,413	76,203	101,616
FHLB stock	6,972	—	6,972	—	6,972
Loans receivable, net	775,609	—	—	777,053	777,053
Accrued interest receivable	3,569	3	8	3,558	3,569
Financial liabilities
Deposits	786,334	316,451	472,509	—	788,960
Advances from the FHLB	20,000	—	20,095	—	20,095
Accrued interest payable	217	1	216	—	217

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, FHLB stock, and accrued interest receivable and payable. The methods for determining the fair values for securities available for sale, derivatives assets and liabilities, and I/O strips were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of long-term debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not considered material (or is based on the current fees or costs that would be charged to enter into or terminate such arrangements) and is not presented.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

NOTE 6—SECURITIES AVAILABLE FOR SALE

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at December 31, 2012 and December 31, 2011, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2012
Available-for-sale
U.S. government-sponsored entities and agency securities	$2,706	$4	$—	$2,710
State and Municipal securities	9,660	284	—	9,944
Private label residential mortgage-backed securities	41,499	475	(128)	41,846
Agency mortgage-backed securities	66,818	335	(234)	66,919

Total securities available for sale	$120,683	$1,098	$(362)	$121,419

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2011
Available-for-sale
U.S. government-sponsored entities and agency securities	$4,000	$38	$—	$4,038
Municipal securities	5,641	88	(16)	5,713
Private label residential mortgage-backed securities	78,029	27	(1,853)	76,203
Agency mortgage-backed securities	15,541	121	—	15,662

Total securities available for sale	$103,211	$274	$(1,869)	$101,616

The Company recorded no other-than-temporary impairment (OTTI) for securities available for sale at December 31, 2012 and 2011.

The proceeds from sales and calls of securities and the associated gross gains and losses realized through earnings upon the sale of available for sale securities were as follows:

	2012	2011	2010
Proceeds	$11,940	$67,823	$4,525
Gross Gains	19	3,008	3,274
Gross Losses	(102)	(120)	—

The tax expense (benefit) related to these net realized gains and losses were $0, $1,188, and $1,348 for 2012, 2011 and 2010.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The amortized cost and fair value of the available-for-sale securities portfolio are shown below by expected maturity. In the case of residential mortgage-backed securities, expected maturities may differ from contractual maturities because borrowers generally have the right to call or prepay obligations with or without call or prepayment penalties. For that reason, mortgage-backed securities are not included in the maturity categories.

	December 31, 2012
	Amortized Cost	Fair Value
Maturity
Available-for-sale
Within one year	$706	$706
One to five years	4,526	4,576
Five to ten years	896	978
Greater than ten years	6,237	6,394
Private label residential mortgage backed and FNMA mortgage-backed securities	108,318	108,765

	$120,683	$121,419

At December 31, 2012 and 2011, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Private label residential mortgage-backed securities	$2,194	$(13)	$10,061	$(115)	$12,255	$(128)
Agency residential mortgage-backed securities	37,388	(234)	—	—	37,388	(234)

Total available-for-sale	$39,582	$(247)	$10,061	$(115)	$49,643	$(362)

The following table summarizes the investment securities with unrealized losses at December 31, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale
Municipal securities	$1,072	$(16)	$—	$—	$1,072	$(16)
Private label residential mortgage-backed securities	76,201	(1,853)	—	—	76,201	(1,853)

Total available-for-sale	$77,273	$(1,869)	$—	$—	$77,273	$(1,869)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2012, the Company’s securities available for sale portfolio consisted of eighty-five securities, forty of which were in an unrealized loss position. The unrealized losses are related to an increase in prepayment speeds of the agency mortgage-backed securities as discussed below.

The Company’s private label residential mortgage-backed securities that are in an unrealized loss position had a fair value of $12.3 million with unrealized losses of $128 thousand at December 31, 2012. The Company’s agency residential mortgage-backed securities that are in an unrealized loss position had a fair value of $37.4 million with unrealized losses of $234 thousand at December 31, 2012. The Company monitors to insure it has adequate credit support and as of December 31, 2012, the Company believes there is no OTTI and it does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. Of the Company’s $121.4 million securities portfolio, $111.7 million were rated AAA, AA or A, and $6.8 million were rated BBB based on the most recent credit rating as of December 31, 2012. The Company considers the lowest credit rating for identification of potential OTTI.

During the years ended December 31, 2012, 2011 and 2010 the Company determined that no securities were other-than-temporarily impaired.

NOTE 7—LOANS AND LEASES AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

As of December 31, 2012 and 2011 the Company had the following balances in its loan and lease portfolio.

	December 31, 2012
	Non-Traditional Mortgages (NTM)	Traditional Loans	Total NTM and Traditional Loans	Purchased Credit Impaired	Total Loans and Leases Receivable
Commercial:
Commercial and industrial	—	$73,585	$73,585	$6,808	$80,393
Real estate mortgage	—	318,051	318,051	21,837	339,888
Multi-family	—	112,829	112,829	845	113,674
SBA	—	30,512	30,512	5,608	36,120
Construction	—	6,648	6,648	—	6,648
Lease financing	—	11,203	11,203	—	11,203
Consumer:
Real estate 1-4 family first mortgage	360,478	211,527	572,005	65,066	637,071
HELOC’s, home equity loans, and other consumer installment credit	7,766	13,740	21,506	56	21,562

Total	$368,244	$778,095	$1,146,339	$100,220	$1,246,559

Percentage to total gross loans	29.5%	62.4%	92.0%	8.0%	100.0%

Net deferred loan costs					$447
Unamortized purchase premium					1,465
Allowance for loan losses					(14,448)

Loans and leases receivable, net					$1,234,023

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

	December 31, 2011
	Non-Traditional Mortgages (NTM)	Traditional Loans	Total NTM and Traditional Loans	Purchased Credit Impaired	Total Loans and Leases Receivable
Commercial:
Commercial and industrial	—	$9,019	$9,019	—	$9,019
Real estate mortgage	—	126,388	126,388	—	126,388
Multi-family	—	85,605	85,605	—	85,605
SBA	—	—	—	—	—
Construction	—	—	—	—	—
Lease financing	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	363,276	183,484	546,760	—	546,760
HELOC’s, home equity loans, and other consumer installment credit	10,703	7,120	17,823	—	17,823

Total	$373,979	$411,616	$785,595	—	$785,595

Percentage to total gross loans	47.6%	52.4%	100.0%	0.0%	100.0%

Net deferred loan costs					$1,109
Unamortized purchase premium					1,685
Allowance for loan losses					(12,780)

Loans and leases receivable, net					$775,609

Non Traditional Mortgage Loans

The Company’s non-traditional mortgage portfolio is comprised of three interest only products: the Green Account Loans (“Green Loans”), the hybrid interest only adjustable rate mortgage (“ARM”) and a small number of loans with the potential for negative amortization. As of December 31, 2012 and 2011 the non-traditional mortgages totaled $368.2 million or 29.5% and $374.0 million or 47.6% of the total gross loan portfolio, respectively, which is a decrease of $5.8 million or 1.6%.

	December 31,
	2012			2011
	Count	Amount	Percent	Count	Amount	Percent
Green	239	$206,004	55.94%	277	$228,205	61.02%
Interest-only	191	142,978	38.83	203	124,249	33.22
Negative amortization	40	19,262	5.23	45	21,525	5.76

Total NTM loans	470	$368,244	100.00%	525	$373,979	100.00%

Total gross loan portfolio		$1,246,559			$785,595
% of NTM to total gross loan portfolio		29.5%			47.6%

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

Green Account Loans

Green Loans are single family residence first mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year balloon payment due at maturity. In 2012, Green Loans totaled $206.0 million, a decrease of $22.2 million or 9.7% from $228.2 million as compared to prior year primarily due to reductions in principal balance and payoffs of $27.2 million and $2.4 million refinanced into traditional mortgage products. As of December 31, 2012 and 2011, $5.7 million and $2.0 million, respectively of the Company’s green accounts were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization.

Interest Only Loans

Interest only loans are primarily single family residence first mortgage loans with payment features that allow interest only payment in initial periods before converting to fully amortizing payments. As of December 31, 2012, our interest only loans increased by $18.8 million or 15.1% to $143.0 million from $124.2 million in 2011, respectively. The Company reduced its overall percent to total gross loans by 4.3% from 15.8% to 11.5% of the total gross loan portfolio.

Loans with the Potential for Negative Amortization

As of December 31, 2012 and 2011 the negative amortization loan balance continued to decline to $19.3 million from $21.5 million. The bank discontinued origination of negative amortization loans in 2007. As of December 31, 2012 and 2011, zero and $0.9 million of the Company’s loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization.

Risk Management of Non-Traditional Mortgages

The Company has assessed that the most significant performance indicators for non-traditional mortgages are loan-to-value (“LTV”) and FICO scores. Accordingly, the Company manages credit risk in the NTM portfolio through semi-annual review of the loan portfolio that includes refreshing FICO scores on the Green Loans and HELOC’s and ordering third party automated valuations. The loan review provides an effective method of identifying borrowers who may be experiencing financial difficulty before they actually fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO of 10% or more and a resulting FICO of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded which will increase the reserves the Company will establish for potential losses. A report of the semi-annual loan review is published and regularly monitored.

As these loans are revolving lines of credit, the Company, based on the loan agreement and loan covenants of the particular loan, as well as applicable rules and regulations, could suspend the borrowing privileges or reduce the credit limit at any time the Company reasonably believes that the borrower will be unable to fulfill their repayment obligations under the agreement or certain other conditions are met. In many cases, the decrease in FICO is the first red flag that the borrower may have difficulty in making their future payment obligations.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

As a result, the Company proactively manages the portfolio by performing detailed analysis on its portfolio with emphasis on the non-traditional mortgage portfolio. The Company’s Internal Asset Review Committee (“IARC”) conducts monthly meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations.

On the interest only loans, the Company projects future payment changes to determine if there will be an increase in payment of 3.50% or greater and then monitor the loans for possible delinquency. The individual loans are monitored for possible downgrading of risk rating, and trends within the portfolio are identified that could affect other interest only loans scheduled for payment changes in the near future.

Non Traditional Mortgage Performance Indicators

In addition to monitoring of credit grades, for NTM’s, the Company manages the loan portfolio with attention to borrower credit scores and LTV. The tables below represent the Company’s non-traditional single family mortgage first trust deeds by FICO and LTV stratification as of the dates indicated:

FICO Scores

	FICO score at December 31, 2012			FICO score at June 30, 2012			Changes in count and amounts
	Count	Amount	Percentage	Count	Amount	Percentage	Count change	Amount change	Percentage change
800+	10	$8,133	4.1%	23	$14,028	7.1%	(13)	$(5,895)	-42.0%
700-799	120	101,188	51.0	100	95,141	48.0	20	6,047	6.4
600-699	55	60,052	30.3	52	51,054	25.7	3	8,998	17.6
<600	15	12,887	6.5	11	9,090	4.6	4	3,797	41.8
No FICO	12	16,091	8.1	26	29,038	14.6	(14)	(12,947)	-44.6

Totals	212	$198,351	100.0%	212	$198,351	100.0%	0	$—	0.0%

At December 31, 2012 and June 30, 2012, the Company had updated the FICO scores on real estate 1-4 family mortgage Green Account loans. The 700-799 category was 51.0% and 48.0% for FICO scores at December 31, 2012 and June 30, 2012, respectively. The 600-699 category increased by 17.6% from 25.7% to 30.3% from FICO scores obtained at December 31, 2012 and June 30, 2012.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

Loan to Value

	December 31, 2012
	Green			I/O			Neg Am			Total
LTV's (1)	Count	Amount	Percentage	Count	Amount	Percentage	Count	Amount	Percentage	Count	Amount	Percentage
<61	51	$59,546	30.0%	60	$47,295	33.1%	11	$2,442	12.6%	122	$109,283	30.3%
61-80	63	51,934	26.2	72	59,025	41.3	4	1,225	6.4	139	112,184	31.1
81-100	61	62,518	31.5	27	17,578	12.3	11	8,120	42.2	99	88,216	24.5
>100	37	24,353	12.3	31	18,967	13.3	14	7,475	38.8	82	50,795	14.1

Totals	212	$198,351	100.0%	190	$142,865	100.0%	40	$19,262	100.0%	442	$360,478	100.0%

	December 31, 2011
	Green			I/O			Neg Am			Total
LTV's (1)	Count	Amount	Percentage	Count	Amount	Percentage	Count	Amount	Percentage	Count	Amount	Percentage
<61	64	$53,917	24.6%	67	$40,809	33.4%	10	$2,263	10.5%	141	$96,989	26.7%
61-80	69	85,014	38.7	46	34,169	28.0	6	4,831	22.4	121	124,014	34.1
81-100	66	50,973	23.2	43	24,565	20.1	9	7,713	35.9	118	83,251	22.9
>100	46	29,598	13.5	47	22,705	18.5	20	6,719	31.2	113	59,021	16.3

Totals	245	$219,502	100.0%	203	$122,248	100.0%	45	$21,526	100.0%	493	$363,275	100.0%

(1)	LTV represents estimate current loan to value as current unpaid principal balance balance divided by estimated property value.

Allowance for Loan and Lease Losses

The Company has an established credit risk management process that includes regular Management review of the loan portfolio to identify any problem loans. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of the loan agreements. Such loans are subject to increased monitoring. Consideration is given to placing the loan on non-accrual status, assessing the need for additional allowance for loan and lease losses, and partial or full charge-off. The Company maintains the allowance for loan and lease losses at a level that is considered adequate to cover the estimated and known inherent risks in the loan portfolio and off-balance sheet unfunded credit commitments. The allowance for loan and lease losses includes allowances for loan, lease, and off-balance sheet unfunded credit commitment losses.

The credit risk monitoring system is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy level of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Company has created a written credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Bank maintains an adequate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly valuations, and determines whether the allowance is adequate to absorb losses in the loan and lease portfolio. The determination of the amount of the allowance for loan and lease losses and the provision for loan and lease losses is based on management’s current judgment about the credit quality of the loan and lease portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for loan and lease losses. The nature of the process by which the Company determines the appropriate allowance for loan and lease losses requires the exercise of considerable judgment. Additions to the allowance for loan and lease losses are made by charges to

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

the provision for loan and lease losses. Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan and lease losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for loan and lease losses.

The following is a summary of activity in the allowance for loan and lease losses and ending balances of loans evaluated for impairment for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Balance at beginning of year	$12,780	$14,637	$13,079
Loans and leases charged off	(4,071)	(7,512)	(7,531)
Recoveries of loans and leases previously charged off	239	267	132
Provision for loan and lease losses	5,500	5,388	8,957

Balance at end of year	$14,448	$12,780	$14,637

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and is based on the impairment method for the year ended as of December 31, 2012. Recorded investment in loans and leases excludes accrued interest receivable of $4.4 million at December 31, 2012.

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- Family	SBA	Construction	Lease Financing	Real Estate 1-4 family First Mortgage	HELOC’s, Home Equity Loans, and Other Consumer Credit	TOTAL
Allowance for loan and lease losses:
Balance as of December 31, 2011	$128	$2,234	$1,541	$—	$—	$—	$8,635	$242	$12,780
Charge-offs	—	(987)	—	(64)	—	—	(3,006)	(14)	(4,071)
Recoveries	—	—	—	14	—	—	221	4	239
Provision	135	1,931	(63)	168	21	261	3,005	42	5,500

Balance as of December 31, 2012	$263	$3,178	$1,478	$118	$21	$261	$8,855	$274	$14,448

Individually evaluated for impairment	$—	$—	$590	$53	$—	$—	$597	$—	$1,240
Collectively evaluated for impairment	263	3,178	888	65	21	261	8,258	274	13,208
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Total ending allowance balance	$263	$3,178	$1,478	$118	$21	$261	$8,855	$274	$14,448

Loans:*
Individually evaluated for impairment	$1,879	$3,988	$5,442	$438	$—	$—	$21,778	$3	$33,528
Collectively evaluated for impairment	71,700	313,075	108,795	30,030	6,623	11,203	551,823	21,474	1,114,723
Acquired with deteriorated credit quality	6,808	21,837	845	5,608	—	—	65,066	56	100,220

Total ending loan balances	$80,387	$338,900	$115,082	$36,076	$6,623	$11,203	$638,667	$21,533	$1,248,471

*	Includes net deferred loan costs and unamortized premium.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and is based on the impairment method for the year ended December 31, 2011. Recorded investment in loans and leases excludes accrued interest receivable and net deferred loan costs of $3.3 million and $1.1 million, respectively at December 31, 2011, as they are not considered material.

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- Family	SBA	Construction	Lease Financing	Real Estate 1-4 family First Mortgage	HELOC’s, Home Equity Loans, and Other Consumer Credit	TOTAL
Allowance for loan and lease losses:
Balance as of December 31, 2010	$50	$1,399	$2,389	$—	$—	$—	$10,191	$608	$14,637
Charge-offs	—	(1,899)	(2,136)	—	—	—	(3,276)	(201)	(7,512)
Recoveries	—	24	68	—	—	—	165	10	267
Provision	78	2,710	1,220	—	—	—	1,555	(175)	5,388

Balance as of December 31, 2011	$128	$2,234	$1,541	$—	$—	$—	$8,635	$242	$12,780

Individually evaluated for impairment	$—	$236	$663	$—	$—	$—	$2,815	$—	$3,714
Collectively evaluated for impairment	128	1,998	878	—	—	—	5,820	242	9,066
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Total ending allowance balance	$128	$2,234	$1,541	$—	$—	$—	$8,635	$242	$12,780

Loans:
Individually evaluated for impairment	$—	$1,887	$5,001	$—	$—	$—	$20,650	$—	$27,538
Collectively evaluated for impairment	9,019	124,501	82,289	—	—	—	526,110	17,823	759,742
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Total ending loan balances	$9,019	$126,388	$87,290	$—	$—	$—	$546,760	$17,823	$787,280

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of and for the year ended December 31, 2012. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans and leases, net of any deferred fees and costs. Recorded investment excludes accrued interest receivable, as it is not considered to be material.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD	Cash Basis Interest Recognized YTD
With no related allowance recorded:
Commercial
Commercial and industrial	$2,168	$1,879	$—	$1,879	$21	$60
Real estate mortgage	5,748	3,988	—	4,743	170	217
Multi-family	—	—	—	—	—	—
SBA	457	30	—	30	3	8
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	8,681	8,156	—	8,279	258	272
HELOC’s, home equity loans, and other consumer installment credit	3	3	—	3	—	—
With an allowance recorded:
Commercial
Commercial and industrial	—	—	—	—	—	—
Real estate mortgage	—	—	—	—	—	—
Multi-family	5,441	5,442	590	5,468	256	266
SBA	439	408	53	408	7	8
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	13,567	13,622	597	13,633	41	327
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—	—	—

Total	$36,504	$33,528	$1,240	$34,443	$756	$1,158

The following table presents information for impaired loans and leases as of December 31:

	2012	2011	2010
Average of individually impaired loans during the period	$27,387	$38,305	$33,662
Interest income recognized during impairment	756	675	1,998
Cash-basis interest income recognized	1,158	328	1,091

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of and for the year ended December 31, 2011. The recorded investment included represents customer balances net of any partial charge-offs recognized on the loans and leases, net of any deferred fees and costs and accrued interest.

	Unpaid Principal Balance	Recorded Investment	Allowance for loan Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD	Cash Basis Interest Recognized YTD
With no related allowance recorded:
Commercial
Commercial and industrial	$—	$—	$—	$—	$—	$—
Real estate mortgage	487	488	—	493	28	28
Multi-family	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	6,849	6,915	—	6,872	92	39
HELOC’s, home equity loans, and other consumer installment credit	—	2	—	74	19	—
With an allowance recorded:
Commercial
Commercial and industrial	—	—	—	—	—	—
Real estate mortgage	1,400	1,686	236	1,608	—	—
Multi-family	5,001	5,013	663	5,030	134	43
Consumer:
Real estate 1-4 family first mortgage	13,801	13,964	2,815	13,831	402	218
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—	—	—

Total	$27,538	$28,068	$3,714	$27,908	$675	$328

Nonaccrual loans and leases and loans past due 90 days still on accrual were as follows as of the dates indicated:

	December 31,
	2012	2011
Loans past due over 90 days or more still on accrual	$—	$—
Nonaccrual loans
The Company maintains specific allowance allocations for these loans of $1,267 in 2012 and $2,959 in 2011	$22,993	$19,254

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

Nonaccrual loans and leases consisted of the following as of the dates indicated:

	December 31,
	2012	2011
Commercial:
Commercial and industrial	$—	$—
Real estate mortgage	2,906	1,887
Multi-Family	5,442	3,090
SBA	141	—
Construction	—	—
Lease financing	—	—
Consumer:
Real estate 1-4 family first mortgage	14,503	14,272
HELOC’s, home equity loans, and other consumer installment credit	1	5

Total	$22,993	$19,254

Past Due Loans and Leases

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2012, excluding accrued interest receivable of $4.4 million at December 31, 2012.

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Gross Financing Receivables	Considered Current That Have been Modified in Previous Year
Commercial:
Commercial and industrial	$248	$7	$—	$255	$73,324	$73,579	$2,297
Real estate mortgage	257	518	375	1,150	315,913	317,063	2,318
Multi-family	—	—	—	—	114,237	114,237	—
SBA	26	110	—	136	30,332	30,468	—
Construction	—	—	—	—	6,623	6,623	—
Lease financing	118	—	—	118	11,085	11,203	—
Consumer:
Real estate 1-4 family first mortgage	3,356	4,441	8,747	16,544	557,057	573,601	—
HELOC’s, home equity loans, and other consumer installment credit	27	—	1	28	21,449	21,477	—

Total	$4,032	$5,076	$9,123	$18,231	$1,130,020	$1,148,251	$4,615

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Gross Financing Receivables
PCI loans:
Commercial:
Commercial and industrial	$—	$—	$178	$178	$6,630	$6,808
Real estate mortgage	1,080	377	445	1,902	19,935	21,837
Multi-family	—	—	—	—	845	845
SBA	317	63	687	1,067	4,541	5,608
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	1,008	1,082	2,080	4,170	60,896	65,066
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—	56	56

Total	$2,405	$1,522	$3,390	$7,317	$92,903	$100,220

The following table presents the aging of the principal balances in past due loans and leases as of December 31, 2011 by class of loans and leases, excluding net deferred loan costs and accrued interest of $3.3 million and $1.1 million, respectively:

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Gross Financing Receivables	Considered Current That Have been Modified in Previous Year
Commercial:
Commercial and industrial	$—	$—	$—	$—	$9,019	$9,019	$—
Real estate mortgage	291	—	1,400	1,691	124,697	126,388	487
Multi-family	—	—	—	—	87,290	87,290	—
Consumer:
Real estate 1-4 family first mortgage	8,133	2,536	6,385	17,054	529,706	546,760	3,760
HELOC’s, home equity loans, and other consumer installment credit	4	—	5	9	17,814	17,823	—

Total	$8,428	$2,536	$7,790	$18,754	$768,526	$787,280	$4,247

There were no PCI loans as of December 31, 2011.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

Troubled Debt Restructurings:

Troubled Debt Restructurings (“TDRs”) of loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and ASC 470-60, “Troubled Debt Restructurings by Debtors” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

During the year ending December 31, 2012, the terms of $708 thousand of loans were modified as troubled debt restructurings. The modification of the terms of such loans included one modification of the rate and maturity and three modifications which resulted in an interest-only period.

The following table presents loans and leases by class modified as troubled debt restructurings that occurred during the years indicated:

	Year ended December 31,
	2012			2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial
Commercial and industrial	—	$—	$—	—	$—	$—
Real estate mortgage	1	288	288	—	—	—
Multi-family	—	—	—	—	—	—
SBA	3	420	420	—	—	—
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer
Real estate 1-4 family first mortgage	—	—	—	4	4,685	4,477
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—	—	—

Total	4	$708	$708	4	$4,685	$4,477

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The troubled debt restructurings described above increased the allowance for loan and lease losses by $42 thousand and $236 thousand during the years ended December 31, 2012 and 2011, respectively, and resulted in charge-offs of $71 thousand during the year ended December 31, 2012 and no charge-offs during the year ended December 31, 2011.

The following table presents loans and leases by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years indicated:

Year ended December 31,
	2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
TDRs that subsequently defaulted:
Commercial
Commercial and industrial	—	$—	—	$—
Real estate mortgage	—	—	—	—
Multi-family	—	—	—	—
SBA	1	4	—	—
Construction	—	—	—	—
Lease financing	—	—	—	—
Consumer
Real estate 1-4 family first mortgage	—	—	—	—
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—

Total	1	$4	—	$—

A loan or lease is considered to be in payment default once it is 30 days contractually past due under the modified terms. The troubled debt restructurings that subsequently defaulted described above did not affect the allowance for loan and lease losses and resulted in charge offs of $71 thousand during the year ended December 31, 2012.

The terms of one other loan were modified during the period ended December 31, 2012 that did not meet the definition of a troubled debt restructuring. This loan has a total recorded investment as of December 31, 2012 of $20 thousand. The modification of this loan involved an extension of the maturity date that was not considered to represent a significant delay. There were no delays in payment on this loan during 2012 subsequent to the modification.

Certain loans and leases which were modified during the year ended December 31, 2011 and did not meet the definition of a troubled debt restructuring did not have any delays in payment.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

Troubled debt restructured loans and leases consist of the following:

	December 31,
	2012	2011
Commercial
Commercial and industrial	$1,236	$—
Real estate mortgage	1,885	487
Multi-family	3,090	3,090
SBA	423	—
Construction	—	—
Lease financing	—	—
Consumer
Real estate 1-4 family first mortgage	12,047	14,613
HELOC’s, home equity loans, and other consumer installment credit	1	2

Total	$18,682	$18,192

Troubled debt restructured loans at December 31, 2012, and 2011 totaling $18.1 million, and $16.1 million were net of specific allowance allocations of $0.6 million and $2.1 million, respectively. The balance at December 31, 2012 includes $2.7 million of loans that were modified through troubled debt restructurings by Beach prior to becoming a subsidiary of the Company. The Company did not have any commitments to lend to customers with outstanding loans or leases that are classified as troubled debt restructurings as of December 31, 2012 and 2011.

Credit Quality Indicators:

The Company categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company performs an historical loss analysis that is combined with a comprehensive loan or lease to value analysis to analyze the associated risks in the current loan and lease portfolio. The Company analyzes loans and leases individually by classifying the loans and leases as to credit risk. This analysis includes all loans and leases delinquent over 60 days and non-homogenous loans and leases such as commercial and commercial real estate loans and leases. Classification of problem single family residential loans is performed on a monthly basis while analysis of non-homogenous loans and leases is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention. Borrower is fundamentally sound and the loan is currently protected. However, potential weaknesses that deserve management’s close attention have been identified (e.g., primary source of loan repayment remains viable but there is increasing reliance on collateral or guarantor support). If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease or of the Company’s credit position at some future date.

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

Doubtful/Loss. Loans and leases classified as doubtful/loss have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans and leases considered pass/watch are analyzed individually as part of the above described process. Consumer loans not rated are evaluated based on payment history.

Loans and leases not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans and lease. PCI consumer loans not rated are evaluated based on payment history.

The following table displays the Company’s risk categories for loans and leases as of the dates indicated:

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Not Rated	TOTAL
Commercial
Commercial and industrial	$73,579	$—	$—	$—	$—	$73,579
Real estate mortgage	310,976	1,618	4,469	—	—	317,063
Multi-family	109,059	—	5,178	—	—	114,237
SBA	30,296	18	154	—	—	30,468
Construction	6,623	—	—	—	—	6,623
Lease financing	11,203	—	—	—	—	11,203
Consumer
Real estate 1-4 family first mortgage	543,928	11,222	18,451	—	—	573,601
HELOC’s, home equity loans, and other consumer installment credit	21,071	193	213	—	—	21,477

Total	$1,106,735	$13,051	$28,465	$—	$—	$1,148,251

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

	Pass	Special Mention	Substandard	Doubtful	Not Rated	TOTAL
PCI loans:
Commercial
Commercial and industrial	$—	$189	$6,619	$—	$—	$6,808
Real estate mortgage	15,108	1,080	5,649	—	—	21,837
Multi-family	845	—	—	—	—	845
SBA	1,148	1,085	3,375	—	—	5,608
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer
Real estate 1-4 family first mortgage	—	—	137	—	64,929	65,066
HELOC’s, home equity loans, and other consumer installment credit	—	—	56	—	—	56

Total	$17,101	$2,354	$15,836	$—	$64,929	$100,220

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Not Rated	TOTAL
Commercial:
Commercial and industrial	$9,019	$—	$—	$—	$—	$9,019
Real estate mortgage	109,329	11,463	5,596	—	—	126,388
Multi-family	81,792	497	5,001	—	—	87,290
Consumer
Real estate 1-4 family first mortgage	498,794	26,381	21,585	—	—	546,760
HELOC’s, home equity loans, and other consumer installment credit	16,562	913	348	—	—	17,823

Total	$715,496	$39,254	$32,530	$—	$—	$787,280

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

Purchased Credit Impaired Loans and Leases:

During the year ended December 31, 2012, the Company purchased loans and leases for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans and leases at December 31, 2012 is as follows. There were no such loans or leases in 2011.

December 31, 2012
Commercial
Commercial and industrial	$11,350
Real estate mortgage	22,698
Multi-family	1,208
SBA	7,967
Construction	—
Consumer:
Real estate 1-4 family first mortgage	108,538
HELOC’s, home equity loans, and other consumer installment credit	—

Outstanding balance	$151,761

Carrying amount, net of allowance of $0	$100,220

Accretable yield, or income expected to be collected, is as follows:

Accretable Yield
Balance at January 1, 2012	$—
New loans or leases purchased	36,000
Accretion of income	(3,633)
Reclassifications from nonaccretable difference	—
Disposals	(161)

Balance at December 31, 2012	$32,206

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

Loans and leases purchased during the year ended December 31, 2012 for which it was probable at acquisition that all contractually required payments would not be collected are as follows at acquisition:

Commercial—Loans acquired in acquisitions
Commercial and industrial	$12,542
Real estate mortgage	24,164
Multi-family	1,222
SBA	8,684
Construction	—
Consumer—Loan pools acquired
Real estate 1-4 family first mortgage	115,207
HELOC’s, home equity loans, and other consumer installment credit	—

Outstanding balance	$161,819

Cash flows expected to be collected at acquisition	$141,302
Fair value of acquired loans at acquisition	$105,302

For those purchased loans and leases disclosed above, no allowance for loan or lease losses was recorded or reversed during the year ended December 31, 2012.

Loans and leases that were acquired in connection with the acquisitions of Beach and Gateway that were considered credit impaired were recorded at fair value at acquisition date and the related allowance for loan and lease losses was not carried over to the Company’s allowance.

Income is not recognized on certain purchased loans and leases if the Company cannot reasonably estimate cash flows expected to be collected. The Company held no such loans or leases during the year ended December 31, 2012.

Purchases and Sales:

The following table presents loans and leases purchased and/or sold during the year ended December 31, 2012 by portfolio segment, excluding loans and lease acquired in business combinations and purchased credit-impaired loans and leases:

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- family	SBA	Construction	Lease Financing	Real Estate 1-4 family first mortgage	HELOCs home equity loans, and other consumer installment credit	TOTAL
Purchases	$—	$1,400	$17,274	$—	$—	$11,772	$—	$—	$30,446
Sales	—	—	—	7,116	—	—	70,438	—	77,554

The Company purchased the above loans and leases during the 2012 at a net discount of $231 thousand. During 2011 the Company purchased $58.0 million of loans and leases at a net premium of $1.7 million. Loans and leases purchased in 2010 were not material. For those purchased loans and leases disclosed above, the

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

Company did not incur any specific allowances for loan and lease losses during 2012, 2011 and 2010. No allowances for loan and lease losses were reversed during 2012, 2011 and 2010. The Company determined that it was probable at acquisition that all contractually required payments would be collected.

NOTE 8—RISK MANAGEMENT AND DERIVATIVE INSTRUMENTS

The Company originates residential real estate mortgage loans and generates revenues from the origination and sale of these loans. Although management closely monitors market conditions, such activities are sensitive to fluctuations in prevailing interest rates and real estate markets. As of December 31, 2012, approximately 71% of all properties securing loans held for sale were located in California. A change in the underlying economic conditions of the California residential real estate market could have an adverse impact on the Company’s operations.

The Company uses derivative instruments and other risk management techniques to reduce its exposure to adverse fluctuations in interest rates in accordance with its risk management policies. The Company utilizes forward contracts and investor commitments to economically hedge mortgage banking products and may from time to time use interest rate swaps as hedges against certain liabilities.

In connection with mortgage banking activities, if interest rates increase, the value of the Company’s loan commitments to borrowers and fixed rate mortgage loans held-for-sale are adversely impacted. The Company attempts to economically hedge the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by selling forward contracts on securities of GSEs and by entering into IRLCs with investors in loans underwritten according to investor guidelines.

Forward contracts on securities of GSEs and loan commitments to borrowers are non-designated derivative instruments and the gains and losses resulting from these derivative instruments are included in net gain on mortgage banking activities in the accompanying consolidated statements of operations. At December 31, 2012, the resulting derivative asset of approximately $2.9 million and liability of approximately $1.0 million, are included in other assets and accrued expenses and other liabilities, respectively, on the accompanying consolidated statements of financial condition related to loan commitments and forward contracts. At December 31, 2012, the Company had outstanding forward commitments totaling $183.9 million. At December 31, 2012, the Company was committed to fund loans for borrowers of approximately $90.3 million.

The net losses relating to free-standing derivative instruments used for risk management were $0.7 million for the year ended December 31, 2012, and are included in net gain on mortgage banking activities in the consolidated statements of operations and comprehensive income/loss. Prior to the third quarter of 2012, the Company held no derivatives.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated statements of financial condition as of December 31, 2012. Note 5, Fair Value of Financial Instruments, contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	Notional Amount	Fair Value
Included in other assets:
Interest rate lock commitments	$82,668	$2,102
Mandatory forward commitments	54,273	197
Other assets (best efforts commitments)	8,619	591

Total included in other assets	$145,560	$2,890

Included in other liabilities:
Interest rate lock commitments	$7,604	$71
Mandatory forward commitments	86,790	441
Other liabilities (best effort commitments)	34,208	476

Total included in other liabilities	$128,602	$988

NOTE 9—OTHER REAL ESTATE OWNED

Activity in other real estate owned was as follows for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
At January 1	$14,692	$6,562	$5,680
Additions	3,863	22,414	11,576
Sales and net direct write-downs	(16,040)	(13,582)	(8,015)
Net change in valuation allowance	2,012	(702)	(2,679)

At December 31	$4,527	$14,692	$6,562

Activity in the other real estate owned valuation allowance was as follows:

	2012	2011	2010
At January 1	$4,081	$3,379	$700
Additions charged to expense	703	4,843	2,679
Net direct write-downs and removals upon sale	(2,715)	(4,141)	—

At December 31	$2,069	$4,081	$3,379

Expenses related to foreclosed assets included in loan servicing and foreclosure expenses on the consolidated statements of operations were as follows for the year ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Net gain (loss) on sales	$464	$(760)	$(332)
Operating expenses, net of rental income	(676)	(1,176)	(841)

	$(212)	$(1,936)	$(1,173)

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

Loans provided for sales of other real estate owned, included in other assets on the consolidated statements of financial condition, and deferred gain on real estate sold on contract, included in accrued expenses and other liabilities on the consolidated statements of financial condition were as follows:

	2012	2011	2010
Loans provided for sales of other real estate owned sold on contract	$914	$1,145	$1,147

Deferred gain on other real estate sold on contract	$10	$50	$52

NOTE 10—MORTGAGE BANKING ACTIVITIES

MHMB originates single family mortgage loans and sells these loans in the secondary market. The amount of net gain on mortgage banking activities is a function of mortgage loans originated for sale and the fair value of these loans. Net gain on mortgage banking activities includes mark to market pricing adjustments on loan commitments and forward sales contracts, initial capitalized value of mortgage servicing rights (MSRs) and loan origination fees.

During the period from August 18, 2012 through December 31, 2012, the mortgage operations unit has originated $518 million loans and has sold $477 million of loans in the secondary market. The net gain and margin on these sales were $17 million and 356 basis points, respectively. In addition, MHMB also had changes in amounts related to derivatives and the fair value of the mortgage loans held for sale. Changes in amounts related to loan commitments and forward sales commitments amounted to a net loss of $710 thousand for the period from August 18, 2012 through December 31, 2012. The net change in the fair value of the loans held for sale was a net gain of $2.2 million for the period from August 18, 2012 through December 31, 2012. The initial capitalized value of MSRs totaled $441 thousand on $46.6 million of loans sold to FNMA for the period from August 18, 2012 through December 31, 2012. Loan origination fees were $2.8 million for the period from August 18, 2012 through December 31, 2012.

In addition to net gain on mortgage banking activities, MHMB records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Provision for loss reimbursements on sold loans totaled $256 thousand for the period from August 18, 2012 through December 31, 2012.

Mortgage Loan Repurchase Obligations

Following is a summary of activity in the reserve for loss reimbursements on sold loans for the year ended December 31, 2012:

Balance at January 1, 2012	$—
Acquired in business combinations	3,254
Provision for loss reimbursement on sold loans	256
Payments made for loss reimbursement on sold loans	(25)

Balance at December 31, 2012	$3,485

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

NOTE 11—SERVICING RIGHTS

The Company retains mortgage servicing rights (MSRs) from certain of its sales of residential mortgage loans. MSRs on residential mortgage loans are reported at fair value. Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs and third party subservicing costs. Prior to the acquisition of Gateway, the Company did not have any MSRs and prior to the acquisitions of Beach and Gateway, the Company did not have any SBA servicing rights. The Company retains servicing rights in connection with its SBA loan operations and are measured using the amortization method. Income earned from servicing rights for the year ended December 31, 2012 was $92 thousand. This amount is reported in loan servicing income in the consolidated statements of operations. At December 31, 2012, servicing rights are comprised of the following:

Mortgage servicing rights, at fair value	$1,739
SBA servicing rights, at cost	539

$2,278

Mortgage loans serviced for others are not reported as assets and are subserviced by a 3rd party vendor. The principal balance of these loans at December 31, 2012 was $211,403. Custodial escrow balances maintained in connection with serviced loans were $1.1 million at December 31, 2012.

Mortgage Servicing Rights

Following is a summary of the key characteristics, inputs and economic assumptions used to estimate the fair value of the Company’s MSRs as of December 31, 2012:

Fair value of retained MSRs	$1,739
Decay (prepayment/default)	25.19%
Discount rate	10.50%
Weighted-average life (in years)	13.86

Mortgage Servicing Rights:

Balance at January 1, 2012	$—
Acquired in business combinations	1,534
Additions	441
Sales of MSRs	(69)
Changes in fair value resulting from valuation inputs or assumptions	(42)
Other—loans paid off	(125)

Balance at December 31, 2012	$1,739

There was no valuation allowance as of December 31, 2012 for mortgage servicing rights.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

SBA Servicing Rights

The Company used a discount rate of 7.25% to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speed are reviewed quarterly and adjusted as appropriate.

December 31, 2012
SBA Servicing Rights, at cost:
Balance at acquisition on July 1, 2012 and August 18, 2012	$—
Acquired in business combinations	557
Additions	171
Amortization, including prepayments	(189)

Balance at December 31, 2012	$539

The Company recognized the portion of servicing fees in excess of contractual servicing fees as interest-only strips receivable, and are carried at fair value.

December 31, 2012
Interest-Only Strip, at fair value:
Balance at acquisition on August 18, 2012	$—
Acquired in business combinations	30
Additions	—
Disposals	(29)
Amortization, including prepayments	(1)

Balance at December 31, 2012	$—

There was no valuation allowance as of December 31, 2012 for SBA servicing rights or the I/O strips.

NOTE 12—LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments such as loan commitments, credit lines, letters of credit, and overdraft protection are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Risk of credit loss exists up to the face amount of these instruments. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	Contract Amount
	December 31, 2012		December 31, 2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$52,883	$21,317	$1,000	$579
Unused lines of credit	4,021	84,036	6,249	36,472
Standby letters of credit	10	1,396	10	10

Commitments to make loans are generally made for periods of 30 days or less.

Financial instruments that potentially subject the Company to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, and loans. At December 31, 2012 and December 31, 2011, the Company had interest-bearing deposit accounts with balances totaling approximately $105.4 million and $37.7 million, respectively, in other financial institutions.

As of December 31, 2012, the Company had total commitments to sell loans of $107.5 million. Total commitments were outstanding for the loans held for sale portfolio and IRLCs were $93.6 million and $13.9 million, respectively. For the loans held for sale commitments, $65.0 million and $28.6 million were mandatory commitments and best efforts commitments, respectively. Generally speaking, best efforts commitments do not have a financial penalty for non-delivery. The IRLCs consisted entirely of best efforts commitments.

NOTE 13—PREMISES, EQUIPMENT, AND CAPITAL LEASES, NET

Premises and equipment are summarized as follows:

	December 31,
	2012	2011
Land and improvements	$1,187	$1,638
Buildings	6,695	8,363
Furniture, fixtures, and equipment	8,917	4,753
Leasehold improvements	4,652	1,714
Construction in process	611	618

Total	22,062	17,086
Less accumulated depreciation and amortization	(6,398)	(6,501)

Premises and equipment, net	$15,664	$10,585

Depreciation expense was $1.7 million, $650 thousand, and $390 thousand for years ended December 31, 2012, 2011, and 2010, respectively.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

Operating Leases:

The Company leases certain properties under operating leases. Total rent expense for the years ended December 31, 2012, 2011, and 2010 amounted to $3.2 million, $608 thousand, and $372 thousand, respectively.

Pursuant to the terms of non cancelable lease agreements in effect at December 31, 2012 pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows, before considering renewal options that generally are present.

2013	$4,282
2014	4,038
2015	3,858
2016	3,632
2017	3,100

Total	$18,910

Capital Leases:

The Company leases certain equipment under capital leases. The lease arrangements require monthly payments through 2017.

The Company has included these leases in premises and equipment as follows:

	2012	2011
Furniture, fixtures, and equipment	$532	—
Less accumulated depreciation	(49)	—

Capital lease asset, net	$483	—

Future minimum rent commitments under various capital leases are as follows:

2013	$117
2014	117
2015	117
2016	117
2017	62

Total	$530

Depreciation expense for assets held under capital leases was $49 thousand for the year ended December 31, 2012. There were no capital leases in 2011.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

NOTE 14—GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company recorded goodwill and other intangible assets during 2012 as a result of the Beach merger and Gateway acquisition discussed above in Note 2, Business Combinations. At December 31, 2012, the Company had recorded goodwill of $7.0 million. The changes in the carrying amount of goodwill for the year ended December 31, 2012 were as follows:

Goodwill balance as of January 1, 2012	$—
Goodwill acquired during the year	7,048
Impairment losses	—

Goodwill balance as of December 31, 2012	$7,048

Accumulated impairment losses as of December 31, 2012	$—

Other intangible assets are amortized over their useful lives ranging from 1 to 20 years for trade name and 4 to 7 years for core deposit intangibles. The weighted average remaining amortization period for trade name is approximately 19 years, and for core deposit intangibles is approximately 6 years. Based on the balances of identifiable intangible assets as of December 31, 2012, the Company estimates that intangible asset amortization will be $1.4 million in 2013, $1.1 million in 2014, $0.9 million in 2015, $0.7 million in 2016, and $0.5 million in 2017. Other intangible assets were as follows at December 31, 2012:

	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net
Amortized intangible assets:
Trade name	$980	$28	$952
Core deposit intangibles	5,190	668	4,522

	$6,170	$696	$5,474

Aggregate amortization expense was $696 thousand for the year ended December 31, 2012.

NOTE 15—DEPOSITS

The following table presents the components of interest-bearing deposits as of December 31, 2012:

Interest bearing demand	$15,111
Money market accounts	294,804
Savings accounts	159,055
Certificates of deposit	642,710

$1,111,680

Certificate of deposit accounts with balances of $100,000 or more totaled $489.7 million and $336.9 million at December 31, 2012 and 2011, respectively. Included in time deposits of $100,000 or more were $60.0 million and $40.0 million in California State Treasurer’s deposits at December 31, 2012 and 2011, respectively. Through PacTrust Bank’s retail branch network, it attracted numerous large deposit relationships with average balances

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

over $1.0 million in 2012, which totaled over $31.0 million. PacTrust Bank had no brokered deposits at December 31, 2012 and 2011, and Beach had brokered deposits of $141 thousand at December 31, 2012. Both Banks have an asset liability management policy which limits brokered deposit balances to no more than 45% of total assets, with an operating target less than 20% of assets.

The scheduled maturities of time deposits at December 31, 2012 are as follows:

2013	$467,887
2014	112,100
2015	27,741
2016	17,884
2017	17,098

Total	$642,710

NOTE 16—FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2012, $63.0 million of the Banks’ advances from the FHLB were fixed and had interest rates ranging from 0.28% to 0.82% with a weighted average rate of 0.47%. At December 31, 2012, $12.0 million of the Banks’ advances from the FHLB were variable and had an interest rate of 0.28% as of that date. At December 31, 2011, all of the Banks’ advances from the FHLB were fixed and had interest rates ranging from 1.66% to 1.85% with a weighted average rate of 1.79%. The contractual maturities by year of the Banks’ advances were as follows at year end:

	2012	2011
2012	$—	$20,000
2013	50,000	—
2014	10,000	—
2015	15,000	—

Total advances	$75,000	$20,000

Each advance is payable at its maturity date. Advances totaling $38.0 million matured in January 2013. Advances paid early are subject to a prepayment penalty. At December 31, 2012 and 2011, the Banks’ advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $458.9 million and $272.1 million, respectively, and the Banks’ investment of capital stock of the FHLB of San Francisco of $8.4 million and $7.0 million, respectively. Based on this collateral and the Banks’ holdings of FHLB stock, the Banks were eligible to borrow an additional $179.9 million at December 31, 2012. In addition, the Banks had available lines of credit with the Federal Reserve Bank totaling $112.9 million at December 31, 2012.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

NOTE 17—LONG TERM DEBT

On April 23, 2012, the Company completed the public offering of $33.0 million aggregate principal amount of its 7.50% Senior Notes due April 15, 2020 (the “Notes”) at a price to the public of $25.00 per Note. Net proceeds after discounts were approximately $31.7 million. The Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the “Base Indenture”), as supplemented by the First Supplemental Indenture, dated as of April 23, 2012 (the “Supplemental Indenture,” and together with the Base Indenture, the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”).

On December 6, 2012, the Company completed the issuance and sale of an additional $45.0 million aggregate principal amount of the Notes at a price to the public of $25.00 per Note, plus accrued interest from October 15, 2012. Net proceeds after discounts, including a full exercise of the $5.1 million underwriters’ overallotment option on December 7, 2012, were approximately $50.1 million.

The Notes are the Company’s senior unsecured debt obligations and rank equally with all of the Company’s other present and future unsecured unsubordinated obligations. The Notes bear interest at a per-annum rate of 7.50%. The Company will make interest payments on the Notes quarterly in arrears.

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

NOTE 18—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan whereby all employees, with the exception of Beach employees discussed below, can participate in the plan. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Company makes an enhanced safe-harbor matching contribution that equals to 100% of the first 4% of the employee’s deferral rate not to exceed 4% of the employee’s compensation. The safe-harbor matching contribution is fully vested by the participant when made.

Beach also has a 401(k) plan for its employees in which all employees meeting the eligibility requirements can participate. Employees may contribute a portion of their compensation subject to limits based on federal tax laws. Beach makes a safe-harbor matching contribution that equals to 100% of the first 4% of the employee’s compensation. The safe-harbor matching contribution is fully vested by the participant when made.

For the years ended December 31, 2012, 2011 and 2010 expense attributable to both of the 401(k) plans amounted to $709 thousand, $170 thousand, and $148 thousand, respectively.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

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

NOTE 19—EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

PacTrust Bank maintained an ESOP for the benefit of its employees. The Company issued 423,200 shares of common stock to the ESOP in exchange for a ten-year note in the amount of approximately $5.1 million. The $5.1 million for the ESOP purchase was borrowed from the Company. The ESOP was terminated in December 2011 and is in the process of being distributed. The ten-year note was paid in full at December 31, 2011.

Shares issued to the ESOP were allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company. The loan was secured by shares purchased with the loan proceeds and was repaid by the ESOP with funds from the Company’s contributions to the ESOP and earnings on ESOP assets. Principal payments were scheduled to occur over a ten-year period. Dividends on allocated and/or unearned shares first reduced accrued interest and secondly principal.

During 2011 and 2010, 42,320 shares of stock with an average fair value of $14.29 and $10.75 per share were committed to be released, resulting in ESOP compensation expense of $605 thousand and $455 thousand, respectively for each year. As of December 31, 2011, the remaining shares committed to be released were fully allocated to participants. There was no ESOP compensation expense recorded during 2012. During 2011 and 2010, 1,861, and 144 shares were forfeited, respectively. There were no shares forfeited during 2012. Per the terms of the ESOP plan, the forfeited shares were sold out of the plan and the proceeds were used to reduce the Company’s contribution resulting in a reduction of compensation expense. Shares held by the ESOP at December 31, 2012 and 2011 are as follows:

Shares held by the ESOP were as follows:

	December 31,
	2012	2011
Allocated shares to participants	$286,108	$354,399
Unearned shares	—	—

Total ESOP shares	286,108	354,399

Fair value of unearned shares at year end	$—	$—

NOTE 20—PREFERRED STOCK

During the first quarter of 2011, the Company entered into an Agreement with the U.S. Department of the Treasury for the repurchase of 280,795 common stock warrants issued to the Treasury in 2008 in connection with the issuance of preferred stock to Treasury pursuant to the TARP Capital Purchase Program; the Company repurchased that preferred stock in 2010. These warrants had a strike price of $10.31 and were repurchased for $1.0 million in the first quarter of 2011.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

On August 30, 2011, the Company issued 32,000 shares of preferred stock to the U.S. Treasury and received $32.0 million of capital under the “SBLF” Small Business Loan Fund Program. Of this, $28.8 million was contributed as capital to PacTrust Bank. The shares of preferred stock have a dividend and liquidation preference over our common stock. The dividend rate will fluctuate based upon the extent to which we increase our lending to small businesses. Initially, the annual dividend rate under the SBLF program will not exceed 5%, but may increase to as high as 9% after 4.5 years if the Company has not repaid its SBLF funding by that time.

NOTE 21—INCOME TAXES

The following table presents the components of income tax expense (benefit) for the year indicated:

	Year ended December 31,
	2012	2011	2010
Current income taxes:
Federal	$34	$(2,245)	$1,589
State	—	—	648

Total current income tax expense (benefit)	34	(2,245)	2,237
Deferred income taxes:
Federal	(1,252)	457	(885)
State	(356)	163	(316)

Total deferred income tax expense (benefit)	(1,608)	620	(1,201)

Change in valuation allowance	1,689	1,329	—

Income tax expense (benefit)	$115	$(296)	$1,036

The following table presents a reconciliation of the recorded income tax expense (benefit) to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 34% to income (loss) before income taxes:

	Year ended December 31,
	2012	2011	2010
Computed expected income tax expense (benefit) at Federal statutory rate	34.0%	(34.0)%	34.0%
Increase (decrease) resulting from:
Book bargain purchase gain from Gateway acquisition	(68.4)	—	—
Merger expenses	11.5	—	—
Other permanent book-tax differences	(2.4)	(16.2)	(1.6)
State tax expense, net of federal benefit	(3.8)	3.6	5.7
Change in valuation allowance	30.4	43.9	—
Other, net	0.8	(7.1)	(11.3)

Effective tax rates	2.1%	(9.8)%	26.8%

The Company had net income taxes receivable of $5.5 million and $5.4 million at December 31, 2012 and December 31, 2011, respectively, on its consolidated balance sheets. The Company had available at December 31, 2012, $6.9 million of unused Federal net operating loss carryforwards that may be applied against future taxable income through 2032. The Company had available at December 31, 2012, $32.3 million of unused state net operating loss carryforwards that may be applied against future taxable income through 2032. The Company had available at December 31, 2012, $1.7 million of unused federal income tax credits that may be applied to future income tax liabilities through 2032.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

Utilization of the net operating loss and other carryforwards are subject to annual limitations set forth in Section 382 of the Internal Revenue Code. The tax attributes acquired in the Beach Business Bank and Gateway Bancorp acquisitions are subject to an annual Section 382 limitation of $1.3 million and $0.5 million, respectively.

The following table presents the tax effects of temporary difference that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$9,537	$5,260
Investment in Partnership	—	135
Stock options and awards	1,336	420
Accrued expenses	1,515	—
OREO valuation allowance	2,273	1,679
Federal NOL	2,357	—
State NOL	2,314	945
Federal credits	1,749	1,038
Other deferred tax assets	1,453	1,452

	22,534	10,929
Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(1,219)	(683)
FAS 133 adjustment	(736)	—
Investment in Partnership	(6)	—
Mortgage servicing rights	(716)	—
FHLB stock dividends	(618)	(567)
Intangible amortization	(2,451)	—
Other deferred tax liabilities	(800)	(707)

	(6,546)	(1,957)

Valuation allowance	(8,416)	(1,329)

Net deferred tax asset	$7,572	$7,643

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, and tax planning strategies. Based on this analysis, the Company determined that a valuation allowance of $8.4 million was required as of December 31, 2012. The Company had recorded a valuation allowance of $1.3 million as of December 31, 2011. The increase in the valuation allowance against its federal and state deferred tax assets was due to current year losses, the acquisition of Beach Business Bank and Gateway Business Bank and their associated deferred tax assets, and the Company’s inability to project sufficient future taxable income to utilize the net deferred tax assets as of December 31, 2012. The remaining net deferred tax asset of $7.6 million at December 31, 2012 is supported by tax planning strategies.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The Company adopted the provisions of ASC 740-10-25, which relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on January 1, 2007. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2012 and December 31, 2011, the Company had no unrecognized tax benefits. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the financial statements as income tax expense. At December 31, 2012 and December 31, 2011, the Company had no accrued interest or penalties.

First PacTrust and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for tax years before 2009 and for all state tax years before 2008.

NOTE 22—REGULATORY CAPITAL MATTERS

The Company and the Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2012, the Company and the Banks met all capital adequacy requirements to which they are subject. With respect to the Banks, prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2012 and 2011, the most recent regulatory notifications categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

Actual and required capital amounts and ratios are presented below at year-end.

	Amount		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
First PacTrust Bancorp
Total capital (to risk-weighted assets)	$185,002	14.97%	$98,876	8.00%	$123,595	10.00%
Tier 1 capital (to risk-weighted assets)	169,498	13.71	49,438	4.00	74,157	6.00
Tier 1 (core) capital (to adjusted tangible assets)	169,498	10.15	66,786	4.00	83,482	5.00
PacTrust Bank
Total capital (to risk-weighted assets)	$163,647	17.59%	$74,410	8.00%	$93,012	10.00%
Tier 1 capital (to risk-weighted assets)	151,948	16.34	37,205	4.00	55,807	6.00
Tier 1 (core) capital (to adjusted tangible assets)	151,948	11.16	54,485	4.00	68,106	5.00
Beach Business Bank
Total capital (to risk-weighted assets)	$36,886	15.09%	$19,551	8.00%	$24,439	10.00%
Tier 1 capital (to risk-weighted assets)	35,983	14.72	9,776	4.00	14,664	6.00
Tier 1 (core) capital (to adjusted tangible assets)	35,983	11.96	12,036	4.00	15,045	5.00
December 31, 2011
PacTrust Bank
Total capital (to risk-weighted assets)	$137,913	18.56%	$59,447	8.00%	$74,309	10.00%
Tier 1 capital (to risk-weighted assets)	128,847	17.34	29,724	4.00	44,585	6.00
Tier 1 (core) capital (to adjusted tangible assets)	128,847	13.08	39,409	4.00	49,261	5.00

As of December 31, 2011, First PacTrust Bancorp was a savings and loan holding company and was not subject to regulatory capital requirements. As of December 31, 2011, Beach Business Bank was not a subsidiary of the Company, and as such the capital ratios as of that date are not presented above.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Banks. Federal and state banking laws limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of PacTrust Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. For 2012, PacTrust Bank had $15.5 million plus any net profits generated in 2012 available to pay dividends to the Company. In the case of Beach, dividends generally may be paid up to the greater of its retained earnings, its net income for the last fiscal year, or its net income for the current fiscal year.

NOTE 23—RELATED-PARTY TRANSACTIONS

The Company has granted loans to certain officers and directors and their related interests. Such loans amounted to $9 thousand and $3 thousand at December 31, 2012 and 2011, respectively.

Deposits from principal officers, directors, and their related interests at year-end 2012 and 2011 were $11.4 million and $2.2 million, respectively.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

On December 27, 2012, PacTrust Bank entered into a Management Services Agreement (the “Services Agreement”) with CS Financial, Inc. (“CS Financial”), a Southern California-based mortgage brokerage and banking firm controlled by Jeffrey T. Seabold, a member of the Boards of Directors of the Company and PacTrust Bank. Under the Services Agreement, which is terminable at will by either party upon ten-days’ written notice, CS Financial agrees to provide PacTrust Bank such reasonably requested financial analysis, management consulting, knowledge sharing, training services and general advisory services as PacTrust Bank and CS Financial may mutually agree with respect to PacTrust Bank’s residential mortgage lending business, including strategic plans and business objectives, compliance function, monitoring, reporting and related systems, and policies and procedures, at a monthly fee of $100,000.

The Services Agreement was recommended by disinterested members of management of PacTrust Bank and negotiated and approved by special committees of the Board of Directors of each of the Company and PacTrust Bank (the “Special Committees”), comprised exclusively of independent, disinterested directors of the Boards. Each of the Boards of Directors of PacTrust Bank and the Company also considered and approved the Services Agreement, upon the recommendation of the Special Committees. The Special Committees continue in existence and are considering other prospective business relationships and transactions between the Company, PacTrust Bank and CS Financial, including, in addition to the Services Agreement and the existing wholesale brokerage loan agreement between CS Financial and PacTrust Bank, a possible correspondent lending relationship between PacTrust Bank and CS Financial, a possible acquisition of, or similar affiliation with, CS Financial, or possible employment by PacTrust Bank of certain CS Financial personnel, including Mr. Seabold. Any such prospective transaction or relationship will be reviewed and considered for approval by the Special Committees and the Boards of Directors under the same procedures as applied to the Services Agreement

Certain relatives and entities affiliated with relatives of Steven A. Sugarman, Chief Executive Officer of the Company and member of the Board of Directors of the Company and PacTrust Bank, also own certain minority, non-controlling interests in CS Financial.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

NOTE 24—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31	June 30	September 30	December 31
2012
Interest income	$10,325	$10,378	$16,722	$17,606
Interest expense	1,449	1,947	2,314	2,769

Net interest income	8,876	8,431	14,408	14,837
Provision for loan losses	691	279	1,031	3,499
Noninterest income	503	639	19,512	15,965
Noninterest expense	8,218	9,943	24,456	28,943

Income (loss) before income taxes	470	(1,152)	8,433	(1,640)
Income tax expense (benefit)	93	(413)	(1,110)	1,545

Net income (loss)	$377	$(739)	$9,543	$(3,185)
Dividends on preferred stock	400	314	328	317

Net income (loss) available to common shareholders	$(23)	$(1,053)	$9,215	$(3,502)

Basic earnings (loss) per common share	$—	$(0.09)	$0.79	$(0.30)

Diluted earnings (loss) per common share	$—	$(0.09)	$0.79	$(0.30)

2011
Interest income	$8,949	$8,582	$8,823	$8,823
Interest expense	1,794	1,574	1,339	1,330

Net interest income	7,155	7,008	7,484	7,493
Provision for loan losses	—	451	823	4,114
Noninterest income	767	1,635	2,012	499
Noninterest expense	6,816	5,999	7,661	11,213

Income (loss) before income taxes	1,106	2,193	1,012	(7,335)
Income tax expense (benefit)	413	644	368	(1,721)

Net income (loss)	$693	$1,549	$644	$(5,614)
Dividends on preferred stock	—	—	138	396

Net income (loss) available to common shareholders	$693	$1,549	$506	$(6,010)

Basic earnings (loss) per common share	$0.07	$0.16	$0.04	$(0.52)

Diluted earnings (loss) per common share	$0.07	$0.16	$0.04	$(0.52)

The increase in provision for loan and lease losses during the fourth quarter of 2012 resulted from three factors: (a) $33.4 million increase in gross loan and lease balances, the majority of which are commercial real estate loans; (b) deterioration of legacy loan and lease portfolio requiring the establishment of additional reserves; and (c) additions to the general allowance given the high concentration of non-traditional mortgages in the Company’s portfolio.

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

The increase in noninterest income resulted from an increase in income from mortgage banking activities, partially offset by the bargain purchase gain which increased noninterest income during the third quarter.

The increase in noninterest expense during the fourth quarter of 2012 resulted from two factors. There was an increase in salaries and commissions due to an increase in FTEs related to the Gateway acquisition from 208 prior to the acquisition to 563 after the acquisition. The additional FTEs increased salaries and commissions for only one and a half months of the third quarter because the acquisition occurred in August, but increased salaries and commissions for all of the fourth quarter. This increase was partially offset by a $1.2 million decrease in professional fees related to cost of strategic initiatives, including acquisition-related expenses which were incurred and recorded in the third quarter.

The increase in provision for loan and lease losses during the fourth quarter of 2011 resulted from three factors: (a) $84.0 million increase in gross loan and lease balances, the majority of which are commercial real estate loans; (b) legacy loan portfolio requiring the establishment of additional reserves and; (c) additions to the general allowance given the decline in real estate values evident during the fourth quarter of 2011.

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

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

NOTE 25—PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31, 2012 and 2011

	2012	2011
ASSETS
Cash and cash equivalents	$59,306	$44,717
Securities available-for-sale	—	1,813
FHLB and other bank stock	78	—
Accrued interest receivable	—	3
Escrow deposit	—	3,570
Other real estate owned	—	1,593
Other assets	9,988	7,728
Investment in bank subsidiaries	207,912	127,912

Total assets	$277,284	$187,336

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable, net	$81,935	$—
Accrued expenses and other liabilities	6,592	2,841
Shareholders’ equity	188,757	184,495

Total liabilities and shareholders’ equity	$277,284	$187,336

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

CONDENSED STATEMENTS OF OPERATIONS

For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Income
Dividends from subsidiary	$—	$—	$—
Interest income on ESOP loan	—	28	56
Interest income on deposits in other financial institutions	104	130	121
Interest income on securities	—	360	—
Net gain (loss) on sales of securities available-for-sale	—	(629)	3,092

Total income	104	(111)	3,269
Other expenses
Interest expense for notes payable	2,162	—	—
Other operating expense	8,010	2,925	969

Income (loss) before income taxes and equity in undistributed earnings (excess distributions) of bank subsidiary	(10,068)	(3,036)	2,300
Income tax expense (benefit)	(458)	309	622

Income (loss) before equity in undistributed earnings (excess distributions) of bank subsidiary	(9,610)	(3,345)	1,678
Equity in undistributed earnings (excess distributions) of bank subsidiary	15,606	617	1,147

Net income (loss)	$5,996	$(2,728)	$2,825

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$5,996	$(2,728)	$2,825
Adjustments to reconcile net income (loss) to net cash from operating activities
Equity in (undistributed earnings) excess distributions of bank subsidiary	(15,606)	(617)	(1,147)
Stock option compensation expense	148	—	—
Stock award compensation expense	75	—	—
Net accretion of securities	—	(104)	—
Net (gain) loss on sales of securities available-for-sale	—	629	—
Increase in valuation allowances on other real estate owned	—	300	—
Change in other assets and liabilities	4,899	(14,488)	672

Net cash from operating activities	(4,488)	(17,008)	2,350
Cash flows from investing activities
Proceeds from principal repayments of securities available-for-sale	1,813	2,662	—
Proceeds from sales of securities available-for-sale	—	12,518	—
Purchases of securities available-for-sale	—	(17,525)	—
Capital contribution to bank subsidiary	(4,750)	(28,800)	(11,000)
Investment in acquired businesses	(53,182)	—	—
Proceeds from ESOP loan payments	—	507	508

Net cash from investing activities	(56,119)	(30,638)	(10,492)
Cash flows from financing activities
Repurchase of preferred stock, net of costs	—	—	(19,300)
Net proceeds from debt issuance	81,800	—	—
Redemption/issuance of warrants, TARP	—	(1,003)	3,172
Net proceeds from issuance of common stock	—	26,542	52,860
Net proceeds from issuance of preferred stock	(7)	31,935	—
Purchase of treasury stock	(565)	(55)	(5)
Tax effect of ESOP	—	256	—
Tax effect of options redeemed	—	147	—
Tax benefit (loss) from RRP shares vesting	(17)	—	—
Dividends paid on common stock	(4,656)	(2,978)	(1,715)
Dividends paid on preferred stock	(1,359)	(534)	(925)

Net cash from financing activities	75,196	54,310	34,087

Net change in cash and cash equivalents	14,589	6,664	25,945
Beginning cash and cash equivalents	44,717	38,053	12,108

Ending cash and cash equivalents	$59,306	$44,717	$38,053

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except share and per share data)

NOTE 26—MERGER AGREEMENTS AND OTHER EVENTS

On August 21, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Beach, and The Private Bank of California, a California state-chartered bank (“PBOC”). The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, PBOC will merge with and into Beach (the “Merger”), with Beach continuing as the surviving corporation. Under the terms of the Merger Agreement, each outstanding share of PBOC common stock will be converted into the right to receive (i) a pro rata share of 2,083,333 shares of common stock of the Company, subject to the payment of cash in lieu of fractional shares, and (ii) a pro rata share of $24,887,513 in cash ((i) and (ii), the “Merger Consideration”). If the value of the Merger Consideration would otherwise exceed an amount equal to 1.30 times PBOC’s tangible common equity (measured pursuant to a balance sheet of PBOC as of the last business day of the calendar month immediately preceding the closing of the Merger (the “Closing”)), after subtracting from tangible common equity certain unaccrued one-time PBOC Merger-related costs and expenses, the cash portion of the Merger Consideration will be adjusted downward until the value of the Merger Consideration is equal to such amount. For the purposes of determining the value of the Merger Consideration for purposes of the foregoing calculation, the value of the Company common stock to be issued in the Merger will be deemed to be $12.00 per share. In the Merger, each outstanding share of PBOC preferred stock (the “PBOC Preferred Stock”), which has been issued in connection with U.S. Department of the Treasury’s Small Business Lending Fund program, will be converted into one share of a new series of Company preferred stock, par value $0.01 per share, to be designated Non-Cumulative Perpetual Preferred Stock, Series B, stated liquidation amount $1,000 per share (the “Company Series B Preferred Stock”). The Company Series B Preferred Stock will have rights (including with respect to dividends), preferences, privileges, voting powers, limitations and restrictions that are equivalent to the rights, preferences, privileges, voting powers, limitations and restrictions of the PBOC Preferred Stock. Completion of the Merger is subject to certain customary conditions, including approval of the Merger Agreement by PBOC’s shareholders and receipt of required regulatory approvals. No assurance can be given as to when or whether these conditions will be met. The Company has incurred $53 thousand of costs related to this merger that would be expensed if the transaction does not close. The acquisition will be accounted for under the acquisition method of accounting and is expected to close in the second quarter of 2013.

On March 5, 2012, the Company moved its corporate headquarters to Irvine, California. The Company also opened new branches in Santa Monica and Tustin, California during March 2012 and a new branch in Newport Beach, California during September 2012.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On December 10, 2012, the Company engaged KPMG LLP, and dismissed Crowe Horwath LLP, as the principal accountant to audit the Company’s consolidated financial statements. There were no disagreements with Crowe Horwath LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Crowe Horwath LLP, would have caused Crowe Horwath LLP to make reference to the subject matter of the disagreements in connection with its reports; and there were no “reportable events,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

First PacTrust Bancorp merged with Gateway Business Bank and acquired Beach Business Bank during 2012, and management excluded from its assessment of the effectiveness of First PacTrust Bancorp’s internal control over financial reporting as of December 31, 2012, Beach Business Bank and Gateway Business Bank’s internal control over financial reporting associated with total assets of $454.2 million and total revenues of $31.3 million included in the consolidated financial statements of First PacTrust Bancorp and subsidiaries as of and for the year ended December 31, 2012. Our evaluation of internal control over financial reporting of First PacTrust Bancorp, Inc. excluded an evaluation of the internal control over financial reporting of Beach Business Bank and Gateway Business Bank.

Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First PacTrust Bancorp, Inc.:

We have audited First PacTrust Bancorp, Inc. and subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First PacTrust Bancorp, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First PacTrust Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

First PacTrust Bancorp, Inc. merged with Beach Business Bank and acquired Gateway Business Bank during 2012, and management excluded from its assessment of the effectiveness of First PacTrust Bancorp, Inc.’s internal control over financial reporting as of December 31, 2012, Beach Business Bank and Gateway Business Bank internal control over financial reporting associated with total assets of $454.2 million and total revenues of $31.3 million included in the consolidated financial statements of First PacTrust Bancorp, Inc. and subsidiaries as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of First PacTrust Bancorp, Inc. and subsidiaries also excluded an evaluation of the internal control over financial reporting of Beach Business Bank and Gateway Business Bank.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of First PacTrust Bancorp, Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2012, and our report dated March 28, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Irvine, California

March 28, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers. The information concerning directors and executive officers of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Audit Committee Financial Expert. Information concerning the audit committee of the Company’s Board of Directors required by this item, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

Code of Ethics. The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Ethics applies to all of the Company’s directors, officers and employees. A copy of the Company’s Code of Ethics was filed with the SEC as Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2004. You may obtain a copy of the Code of Ethics free of charge from the Company by writing to the Corporate Secretary of the Company, 18500 Von Karman Ave, Suite 1100, Irvine, California 92612 or by calling (949 263-5211. These documents are also available in the corporate governance section of the Company’s website at www.firstpactrustbancorp.com.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Nomination Procedures. There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

Item 11. Executive Compensation

The information concerning compensation and other matters required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, except for information contained under the headings “Compensation Committee report on Executive Compensation” a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	55,799	$15.81	697,951	(1)
Equity compensation plans not approved by security holders	470,000	$11.63	—

(1)	Includes 16,500 shares available for future grants under the Company’s 2003 Stock Option and Incentive Plan and 548,749 shares available for future grants under the Company’s 2011 Omnibus Incentive Plan. Of the 548,749 shares available for future grants under the Omnibus Incentive Plan, 109,548 shares may be utilized for awards other than stock options and stock appreciation rights.
(2)	Represents shares awarded to newly hired executive officers under their employment agreements with the Company in reliance on NASDAQ Listing Rule 5635(c)(4), which exempts employment inducement grants from the general requirement of the NASDAQ Listing Rules that equity-based compensation plans and arrangements be approved by stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

(a)	Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, a copy of such will be filed no later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data
(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3)	Exhibits

2.1	Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc. (sometimes referred to below as the “Registrant” or the “Company”), Gateway Bancorp, Inc. (“Gateway”), each of the stockholders of Gateway and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)

2.1A	Amendment No. 1, dated as of November 28, 2011, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(1)

2.2B	Amendment No. 2, dated as of February 24, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(2)

2.2C	Amendment No. 3, dated as of June 30, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(3)

2.2D	Amendment No. 4, dated as of July 31, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(4)

2.3	Agreement and Plan of Merger, dated as of August 30, 2011, by and between First PacTrust Bancorp, Inc. and Beach Business Bank, as amended by Amendment No. 1thereto dated as of October 31, 2011	(b)

2.4	Agreement and Plan of Merger, dated as of August 21, 2012, by and among First PacTrust Bancorp, Inc., Beach Business Bank and The Private Bank of California	(c)

3.1	Articles of Incorporation of First PacTrust Bancorp, Inc.	(d)

3.2	Articles of Amendment to the Charter of First PacTrust Bancorp, Inc.	(e)

3.3	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(f)

3.4	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Class B Non-Voting Common Stock	(g)

3.5	Articles of Amendment to Articles Supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Class B Non-Voting Common Stock	(h)

3.6	Bylaws of First PacTrust Bancorp, Inc.	(i)

4.1	Warrant to purchase up to 240,000 shares of First PacTrust Bancorp, Inc. common stock originally issued on November 1, 2010	(g)

4.2	Warrant to purchase up to 1,395,000 shares of First PacTrust Bancorp, Inc. common stock originally issued on November 1, 2010	(g)

4.3	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(q)

4.4	Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50% Senior Notes due April 15, 2020 and form of 7.50% Senior Notes due April 15, 2020	(q)

4.5A	Warrant Agreement, dated as of June 29, 2012 (the “Warrant Agreement”), by and between First PacTrust Bancorp, Inc. and Registrar and Transfer Company, as Warrant Agent	(i)

4.5B	Form of Warrant Certificate (included as Exhibit A to the Warrant Agreement filed as Exhibit 4.5A)	(i)

10.1	Employment Agreement, dated as of November 1, 2010, between First PacTrust Bancorp, Inc. and Gregory A. Mitchell (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Mitchell pursuant to his Employment Agreement)	(g)

10.1A	Separation and Settlement Agreement, dated as of September 21, 2012, by and between First PacTrust Bancorp, Inc. and Gregory A. Mitchell	(j)

10.2	Employment Agreement, dated as of November 17, 2010, by and among First PacTrust Bancorp, Inc. and Pacific Trust Bank and Richard Herrin (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Herrin pursuant to his Employment Agreement)	(k)

10.2A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Richard Herrin	(l)

10.2B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Richard Herrin	(l)
10.3	Employment Agreement, dated as of November 23, 2010, by and among First PacTrust Bancorp, Inc. and Pacific Trust Bank and Matthew Bonaccorso (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Bonaccorso pursuant to his Employment Agreement)	(m)

10.3A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Matthew Bonaccorso	(l)

10.4	Employment Agreement with Gaylin Anderson (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Anderson pursuant to his Employment Agreement)	(m)

10.4A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Gaylin Anderson	(l)

10.4B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Gaylin Anderson	(l)

10.5	Employment Agreement, dated as of November 29, 2012, by and among First PacTrust Bancorp, Inc. and Pacific Trust Bank and Chang Liu (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Liu pursuant to his Employment Agreement)	(m)

10.5A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Chang Liu	(l)

10.5B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Chang Liu	(l)

10.6	Employment Agreement, dated as of May 6, 2011, by and among First PacTrust Bancorp, Inc. and Pacific Trust Bank and Marangal I. Domingo (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Domingo pursuant to his Employment Agreement)	(n)

10.6A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Marangal I. Domingo	(l)

10.6B	Consulting Agreement, dated as of December 26, 2012, between and among Marangal I. Domingo, First PacTrust Bancorp, Inc. and Pacific Trust Bank	(s)

10.7	Employment Agreement, dated as of August 21, 2012, by and between First PacTrust Bancorp, Inc. and Steven Sugarman	(l)

10.7A	Stock Appreciation Right Grant to Steven Sugarman dated August 21, 2012	(l)

10.8	Employment Agreement, dated as of September 25, 2012, by and among First PacTrust Bancorp, Inc., Pacific Trust Bank and Beach Business Bank and Robert M. Franko	(l)

10.8A	Mutual Termination and Release Letter Agreement, dated September 25, 2012, relating to Executive Employment Agreement, dated June 1, 2003, between Doctors’ Bancorp, predecessor-in-interest to Beach Business Bank, and Robert M. Franko	(l)

10.9A	Employment Agreement, dated as of August 22, 2012, by and among First PacTrust Bancorp, Inc. and John C. Grosvenor	(l)

10.9B	Employment Agreement, dated as of November 5, 2012, by and among First PacTrust Bancorp, Inc. and Ron Nicolas	(l)

10.9C	Employment Agreement, dated as of November 14, 2012, by and among First PacTrust Bancorp, Inc. and Lonny Robinson	(l)

10.10	Registrant’s 2011 Omnibus Incentive Plan	(o)

10.10A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(r)

10.10B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(r)

10.10C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(r)

10.11	Registrant’s 2003 Stock Option and Incentive Plan	(p)

10.12	Registrant’s 2003 Recognition and Retention Plan	(p)

10.13	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between First PacTrust Bancorp, Inc. and the Secretary of the United States Treasury	(f)

10.14	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(t)

11.0	Statement regarding computation of per share earnings	None

13.0	Annual Report to Security Holders	None

14.0	Code of Ethics	(u)

16.0	Letter re change in certifying accountant	(v)

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	21.0

22.0	Published Report regarding matters submitted to vote of security holders	None

23.1	Consent of KPMG LLP	23.1

23.2	Consent of Crowe Horwath LLP	23.2

24.0	Power of Attorney	None

31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)(Principal Executive Officer)	31.1

31.2	Rule 13(a)-14(a) Certification (President)	31.2

31.3	Rule 13(a)-14(a) Certification (Chief Financial Officer)(Principal Financial Officer)	31.3

31.4	Rule 13(a)-14(a) Certification (Principal Accounting Officer)	31.4

32.0	Rule 13(a)-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholder’s Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.
(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.
(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference
(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.
(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.
(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.
(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference
(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.
(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 5, 2012 and incorporated herein by reference.
(j)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 27, 2012 and incorporated herein by reference.
(k)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference.
(l)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(m)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
(n)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 10, 2011 and incorporated herein by reference.
(o)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference
(p)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.
(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.
(r)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
(s)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 28, 2012 and incorporated herein by reference.
(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.
(u)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on December 11, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and hereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: March 28, 2013	By:	/s/ STEVEN A. SUGARMAN
Steven A. Sugarman, Chief Executive Officer
(Duly Authorized Representative and Principal Executive Officer)

POWER OF ATTORNEY

We, the undersigned officers and directors of First PacTrust Bancorp, Inc., hereby severally and individually constitute and appoint Steven A. Sugarman and Ronald J. Nicolas, Jr., and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2013	/S/ STEVEN A. SUGARMAN Steven A. Sugarman Chief Executive Officer (Principal Executive Officer)
Date: March 28, 2013	/S/ ROBERT M. FRANKO Robert M. Franko President

Date: March 28, 2013	/S/ RONALD J. NICOLAS, JR.
Ronald J. Nicolas, Jr.
Executive Vice President/ Chief Financial Officer (Principal Financial Officer)

Date: March 28, 2013	/S/ LONNY D. ROBINSON
Lonny D. Robinson
Executive Vice President/ Chief Financial Officer, Pacific Trust Bank (Principal Accounting Officer)

Date: March 28, 2013	/S/ TIMOTHY R. CHRISMAN
Timothy R. Chrisman Chairman of the Board

Date: March 28, 2013	/S/ CHAD T. BROWNSTEIN
Chad T. Brownstein, Director

Date: March 28, 2013	/S/ ROBB EVANS
Robb Evans, Director

Date: March 28, 2013	/S/ JEFFREY KARISH
Jeffrey Karish, Director

Date: March 28, 2013	/S/ ALVIN L. MAJORS
Alvin L. Majors, Director

Date: March 28, 2013	/S/ JEFFREY T. SEABOLD
Jeffrey T. Seabold, Director