Form 10-K/A
period 2012-12-31
FIRST PACTRUST BANCORP INC
filed 2013-04-30
CIK 1169770

UNITED STATES

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the NASDAQ Stock Market, LLC as of June 29, 2012, was $123.8 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of March 3, 2013, the registrant had outstanding 10,806,368 shares of voting common stock and 1,112,188 shares of Class B non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The sole purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K of First PacTrust Bancorp, Inc. (the “Company,” “First PacTrust,” “we,” “us” or “our”) for the year ended December 31, 2012 is to provide the information required by Part III of Form 10-K. Certain of this information relates to the Company’s subsidiary banks, Pacific Trust Bank (“PacTrust Bank”) and Beach Business Bank (together with PacTrust Bank, the “Banks”). Aside from the inclusion with this amendment of new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, no other change is being made to the original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Information regarding each of the directors of the Company is set forth below.

Timothy R. Chrisman. Mr. Chrisman, age 66, has been a director of the Company since 2011 and is Chairman of the Board of Directors of the Company. He is the founding principal of Chrisman & Company, Inc., a Los Angeles-based executive search firm focusing on financial services and related industries. From 2005 through 2012, Mr. Chrisman served as Chairman of the Board of the Federal Home Loan Bank of San Francisco, and previously served as Chairman of the Council of Federal Home Loan Banks, the system’s 12-bank trade organization. Mr. Chrisman is also a Senior Advisor to FIG Partners, an investment banking firm that is principally focused on financial service sector companies. Mr. Chrisman also serves as National Director and Vice Chairman of Operation HOPE, Inc., a nonprofit social investment bank and a national provider of financial literacy and economic empowerment programs. Mr. Chrisman previously served as a director of Commercial Capital Bank and Commercial Capital Bancorp, the institution that acquired $2.7 billion Hawthorne Savings, where he served as Chairman of the Board from 1995 to 2004. Mr. Chrisman’s extensive experience in the financial services industry, both as a director and as an entrepreneur, makes him a valuable member of the Company’s Board of Directors. Mr. Chrisman also brings to the Board a great deal of knowledge in the compensation and corporate governance areas.

Steven A. Sugarman. Mr. Sugarman, age 38, has been a director of the Company since 2010. Mr. Sugarman was appointed co-Chief Executive Officer of the Company effective August 21, 2012 and as Chief Executive Officer of the Company effective September 21, 2012. He is also the Managing Member of COR Capital LLC, a Southern California-based investment firm, and the Chief Executive Officer and a director of COR Securities Holdings Inc., the parent company of COR Clearing LLC, a national securities clearing firm. Previously, Mr. Sugarman was a founding partner of GPS Partners LLC, a $2 billion investment firm. From 2004 through 2005 he worked at Lehman Brothers and previously founded and served as Chief Executive Officer of Sugarman Enterprises Inc. and The Law Offices of Steven Sugarman, Inc. He began his career as a management consultant at McKinsey & Company. Mr. Sugarman brings to the Board a strong background and extensive experience in finance and investment matters.

COR Capital LLC was a lead investor in the November 2010 recapitalization of the Company. The Company agreed with COR Capital LLC to appoint Mr. Sugarman as a director following the transaction closing. In addition to serving as a director of the Company, Mr. Sugarman is a director of PacTrust Bank and Beach Business Bank.

Chad T. Brownstein. Mr. Brownstein, age 40, has been a director of the Company since 2011. Mr. Brownstein is a Senior Adviser to Crescent Capital Group (formerly Trust Company of the West Leveraged Finance Group). Previously, he was a Senior Advisor at Knowledge Universe Ltd., where he focused on turnaround operations and private equity investing. Prior to that, he was a Partner at ITU Ventures making venture and growth investments with a specialization in corporate strategy. Earlier in his career, Mr. Brownstein worked at Donaldson Lufkin & Jenrette in the Merchant and Investment Banking divisions. Mr. Brownstein is a director and Vice Chairman of Prospect Global Resources Inc. Mr. Brownstein also is a member of the Cedars Sinai Board of Governors and serves on the board of Los Angeles Conservation Corps. Mr. Brownstein’s experience in overseeing large-scale corporate restructuring efforts and executing transformational business plans are of great benefit to the Board as the Company executes its dual strategies of organic growth and M&A.

Robb Evans. Mr. Evans, age 73, has been a director of the Company since 2012. Mr. Evans is the founder of Robb Evans & Associates, LLC, which provides various asset management, financial consulting and fiduciary services in complex corporate and financial matters. Mr. Evans has been chief executive officer of three California banks, three Federal Reserve chartered international banks and a Hong Kong merchant bank. Mr. Evans is past President of California Bankers Association and was a founding director of Beach Business Bank. Mr. Evans brings to the Board a wealth of knowledge and experience in banking and other financial matters.

Pursuant to the merger agreement between the Company and Beach Business Bank, which provided for the appointment to the Company’s Board of Directors of one director of Beach Business Bank, Mr. Evans was appointed as a director of the Company upon completion of the Company’s acquisition of Beach Business Bank on July 1, 2012. In addition to being a director of the Company, Mr. Evans continues to serve as a director of Beach Business Bank.

Jeffrey Karish. Mr. Karish, age 40, has been a director of the Company since 2011. Mr. Karish currently serves as President of Windsor Media LLC, after having served as Executive Vice President and acting General Counsel of that company. Windsor Media’s principal lines of business include a private equity fund, a venture capital fund and fixed income management. Previously, Mr. Karish was Head of Media Strategy and Corporate Development at Yahoo. Before Yahoo, he was a management consultant at McKinsey & Company, and a key member of McKinsey’s West Coast Media and Technology practice. Mr. Karish also worked as an attorney in project finance with several large law firms. Mr. Karish brings strategic and managerial expertise to the Board.

Alvin L. Majors. Mr. Majors, age 72, has been a director of the Company since its inception in 2002 and of PacTrust Bank since 1985, where he currently serves as Chairman of the Board. Mr. Majors is currently retired. Prior to his retirement, he was employed by Rohr, Inc. for 26 years, with his last position being Vice President and Controller. Prior to joining Rohr, Inc., Mr. Majors worked for Deloitte for five years. Mr. Majors brings to the Board a background with the Company and PacTrust Bank and experience in banking and financial matters.

Jeffrey T. Seabold. Mr. Seabold, age 46, has been a director of the Company since 2011. Mr. Seabold is the founder and CEO and President of CS Financial Inc., a residential and commercial mortgage company based in Beverly Hills, California. He is a co-founder of Camden Capital Partners LLC, which manages the Camden Real Estate Opportunity Fund I LLC, an asset-based lender and loan servicer. Mr. Seabold is the co-manager of the fund and heads the fund’s investment committee. Mr. Seabold is also the President and founder of Camden Escrow Inc., a licensed real estate settlement service provider headquartered in Beverly Hills, California. Mr. Seabold brings to the Board a solid background and a wealth of experience in the real estate lending area.

In 2012, Mr. Seabold was appointed Managing Director of PacTrust Bank’s residential lending division. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions-Management Services Agreement with CS Financial, Inc.” In addition to being a director of the Company, Mr. Seabold also serves as a director of PacTrust Bank.

Jonah Schnel. Mr. Schnel, age 40, was appointed to the Company’s Board of Directors on April 1, 2013. Mr. Schnel founded and has managed several privately-held specialty finance businesses and currently is the Chairman of Fast A/R Funding, a private company focused on lending to small businesses throughout the United

States. Earlier in his career, Mr. Schnel worked at SunAmerica Investments, Inc. as a manager in the real estate investment division with a primary focus of first lien lending on a diverse range of commercial real estate assets. Mr. Schnel currently serves as the President and Chair of the Southern California Chapter of the Tourette Syndrome Association. Mr. Schnel’s experience in commercial real estate and overseeing and managing a diverse set of finance-related businesses, including lending and new business formation, makes him a valuable addition to the Board.

Information regarding each of the executive officers of the Company who is not also a director of the Company is provided below.

Robert M. Franko. Mr. Franko, age 65, was appointed as President of the Company effective upon completion of the Company’s acquisition of Beach Business Bank on July 1, 2012. Mr. Franko continues to serve as President and Chief Executive Officer and as a director of Beach Business Bank, positions he has held since its inception in 2003. Mr. Franko also was appointed as President and Chief Executive Officer of PacTrust Bank effective September 21, 2012, and serves as a director of PacTrust Bank. Mr. Franko previously held several positions in senior management and on boards of directors of commercial banks including City National Bank, Beverly Hills, California (2002-2003, Senior Vice President, Personal Trust and Investments Division), Generations Trust Bank, N.A., Long Beach, California (1999-2002, President and Chief Executive Officer), First National Bank of San Diego, San Diego, California (2001-2002, Executive Vice President, Chairman of the Executive Committee), Imperial Bancorp and Imperial Bank (1995-1998, Executive Vice President and Chief Financial Officer and the Chairman and Chief Executive Officer of Imperial Trust Company and the President of Imperial Financial Group, Inc., both subsidiaries of Imperial Bancorp), and President and Chief Executive Officer of Springfield Bank & Trust Ltd., Gibraltar (1988-1995). Mr. Franko is a member of the Board of Directors of The Independent Bankers Bank (“TIB”) in Irving, Texas. TIB provides certain correspondent banking services to Beach Business Bank and PacTrust Bank.

Ronald J. Nicolas, Jr. Mr. Nicolas, age 54, became Executive Vice President of the Company effective November 5, 2012 and Chief Financial Officer of the Company effective November 13, 2012. Mr. Nicolas served as a consultant to the Company from October 18, 2012 until his appointment as an officer of the Company. Before joining the Company, Mr. Nicolas served as Executive Vice President and Chief Financial Officer at each of: Carrington Holding Company, LLC (2009-2012); Residential Credit Holdings, LLC (2008-2009); Fremont Investment and Loan, a $14-billion financial institution (2005-2008); and Aames Investment/Financial Corp. (2001-2005). He earlier served in various capacities with KeyCorp, a $20-billion financial institution, including Executive Vice President Group Finance of KeyCorp (1998-2001), Executive Vice President, Treasurer and Chief Financial Officer of KeyBank USA (1994-1998), and Vice President Corporate Treasury (1993-1994). Before joining KeyCorp, Mr. Nicolas spent eight years at HSBC-Marine Midland Banks in a variety of financial and accounting roles.

John C. Grosvenor. Mr. Grosvenor, age 63, became Executive Vice President and General Counsel of the Company effective August 22, 2012. Before joining the Company, Mr. Grosvenor was a partner at the law firm of Manatt, Phelps & Phillips, LLP, where his clients included the Company. While in private practice, Mr. Grosvenor specialized in capital markets transactions, including public and private offerings of equity and debt securities, representing underwriters and issuers, including commercial banks, specialty finance companies, thrift institutions and equity and mortgage real estate investment trusts (REITs). In addition, Mr. Grosvenor has substantial experience in merger and acquisition transactions, particularly in the financial services industry, and advised frequently on regulatory aspects of transactions involving depository institutions. Mr. Grosvenor also represented numerous boards of directors as corporate governance counsel.

Richard A. Herrin. Mr. Herrin, age 44, became Executive Vice President of Strategic Initiatives of the Company effective August 22, 2011, and was appointed as Chief Administrative Officer of the Company on January 1, 2013. Mr. Herrin has served as Executive Vice President and Chief Administrative Officer of PacTrust

Bank since December 6, 2010. Prior to joining PacTrust Bank, Mr. Herrin served at the FDIC as a member of the strategic operations group, which has overall responsibility for managing problem banks on behalf of the FDIC. As part of this group, Mr. Herrin acted as the Receiver-in-Charge of a number of the largest failed banks in the western region of the United States. Previously, he was the Manager of Asset Management Division within the FDIC where he served as a voting member of the Credit Review Committee for all receiverships in the western region of the United States. Prior to joining the FDIC in 2009, Mr. Herrin held executive positions at Vineyard Bank, Excel National Bank, Imperial Capital Bank and Bank of America.

Lonny D. Robinson. Mr. Robinson, age 56, became the Company’s Principal Accounting Officer effective December 11, 2012, and was previously appointed Executive Vice President and Chief Financial Officer of PacTrust Bank effective November 14, 2012. Immediately before joining PacTrust Bank, Mr. Robinson was Executive Vice President and Chief Financial Officer of Hanmi Financial Corp., a $2.8-billion publicly-traded bank holding company, and its subsidiary Hanmi Bank. Prior to joining Hanmi in October 2011, Mr. Robinson served as Executive Vice President and Chief Financial Officer at each of: Opportunity Bancshares and Opportunity Bank (2010-2011); Western Community Bancshares and Frontier Bank (2010); and Center Financial Corp., a $2.5-billion publicly-traded bank holding company (2007-2010).

Craig S. Naselow. Mr. Naselow, age 49, became Executive Vice President, Treasurer and Chief Investment Officer of the Company and PacTrust Bank effective November 5, 2012. Prior to joining the Company and PacTrust Bank, Mr. Naselow served as Senior Vice President, Treasurer and Investment Executive at Aris Development Company, a private bank development company, since 2009. Before that, he served as Treasury/Liquidity Consultant to Union Bank N.A., a $70-billion commercial bank (2008-2009); Managing Director and Treasurer at Countrywide Bank, a $120-billion commercial bank, (2001-2008); Senior Vice President of California Commerce Bank, a $2.1-billion commercial bank subsidiary of Citigroup (1998-2001) and President of California Commerce Banc Securities, Inc., an affiliate of California Commerce Bank (2000-2001); and Vice President, Corporate Finance and Portfolio Management at Great Western Bank, a $45-billion savings bank (1994-1997).

Gaylin D. Anderson. Mr. Anderson, age 46, has served as Executive Vice President and Chief Retail Banking Officer of the Company’s principal banking subsidiary, PacTrust Bank, since January 3, 2011. Prior to joining PacTrust Bank, Mr. Anderson served as Senior Vice President, Consumer Branch Performance for U.S. Bank in Los Angeles, and as Director of Retail Banking for California National Bank, a $7.7 billion asset 68-branch community banking franchise serving Los Angeles, Orange, Ventura and San Bernardino counties. Mr. Anderson has held executive management positions at CitiBank, N.A., and California Federal Bank.

Chang M. Liu. Mr. Liu, age 45, has served as Executive Vice President and Chief Lending Officer of the Company’s principal banking subsidiary, PacTrust Bank, since January 3, 2011. Prior to joining PacTrust Bank, Mr. Liu served at U.S. Bank as Senior Vice President where he managed the Los Angeles, Newport Beach and San Diego offices of its Special Assets Group. Previously, he was a Senior Vice President, Senior Loan Officer and Manager of California National Bank’s Los Angeles commercial real estate lending activity. Prior to joining Cal National in 1999, Mr. Liu held commercial real estate commercial lending and corporate finance positions at The Fuji Bank, Ltd., and Sumitomo Bank of California.

Audit Committee Membership

The Audit Committee of the Company’s Board of Directors consists of Directors Evans (Chairman), Chrisman, Karish, and Majors. The Board of Directors has determined that each of Messrs. Evans and Majors is an “audit committee financial expert,” as defined in the SEC’s rules, and that both Messrs. Evans and Majors are “independent,” as independence is defined for audit committee members in the Listing Rules of the NASDAQ Stock Market.

Code of Ethics

The Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of SEC Regulation S-K. The Code of Ethics applies to all of the Company’s directors, officers and employees. A copy of the Company’s Code of Ethics was filed with the SEC as Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. You may obtain a copy of the Code of Ethics free of charge from the Company by writing to the Corporate Secretary of the Company, 18500 Von Karman Ave, Suite 1100, Irvine, California 92612 or by calling (949) 263-5211. These documents are also available in the corporate governance section of the Company’s website at www.firstpactrustbancorp.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s voting common stock, to report to the SEC their initial ownership of the Company’s equity securities and any subsequent changes in that ownership. Specific due dates for these reports have been established by the SEC and the Company is required to disclose in this report any late filings or failures to file.

To the Company’s knowledge, based solely on its review of the copies of these reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to the Company’s officers and directors during 2012 were met, except for the inadvertent failure by Mr. Nicolas to fully report a holding of securities on Forms 3 and 4 following commencement of his employment and the inadvertent failure by Mr. Herrin to timely report on a Form 4 the disposition of shares to satisfy the tax withholding obligation upon the vesting of a previously appointed employment inducement award of restricted stock.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Introduction

In this section we provide an overview and analysis of our executive compensation programs, the material compensation policy decisions we have made under those programs, and the material factors that we considered in making those decisions. Following this section, you will find a series of tables containing specific information about the compensation earned or paid for 2012 to the following individuals, whom we refer to as our “Named Executive Officers:”

•	Steven A. Sugarman, Chief Executive Officer of the Company;

•	Robert M. Franko, President of the Company and President and Chief Executive Officer of PacTrust Bank and Beach Business Bank;

•	Ronald J. Nicolas, Jr., Executive Vice President and Chief Financial Officer of the Company;

•	Richard A. Herrin, Executive Vice President, Chief Administrative Officer and Corporate Secretary of the Company and Executive Vice President of PacTrust Bank;

•	Chang M. Liu, Executive Vice President and Chief Lending Officer of PacTrust Bank;

•	Gregory A. Mitchell, Former President and Chief Executive Officer of the Company and PacTrust Bank; and

•	Marangal I. Domingo, Former Executive Vice President and Chief Financial Officer of the Company and PacTrust Bank.

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

2012 Performance Highlights

We continued during 2012 to execute upon our strategic plans by implementing initiatives and achieving objectives that the Board of Directors deems to be critical to the Company’s long-term success, including:

•

Termination of the extraordinary supervisory oversight by the Office of the Comptroller of the Currency under the Memorandum of Understanding which had restricted the activities of PacTrust Bank since 2009;

•	Continuing to grow, both organically and through acquisitions, to achieve the necessary scale to compete effectively in the Company’s markets;

•	Transitioning from a unitary savings and loan holding company to a multi-bank holding company;

•	Investing in the infrastructure and resources necessary to enable management to better execute the Company’s strategic plans;

•	Augmenting the liquidity and capital strength of the Company on an enterprise-wide basis; and

•	Expanding the scope of services and products offered to customers to broaden the potential sources of profitable revenues.

Execution of the Company’s growth strategy during 2012 included completion of the acquisitions of both Beach Business Bank and Gateway Business Bank, and entering into agreements to acquire The Private Bank of California (“PBOC”) and The Palisades Group, LLC. With the closing of the pending acquisition of PBOC, the Company will have grown from a $999 million in assets San Diego-based thrift at the beginning of 2012 to a $2.5 billion in assets bank holding company providing commercial and residential lending and specialty finance services through 22 branches located across Southern California.

In addition, these acquisitions provide the foundation for one of the Company’s key strategic initiatives in 2013: the launch of the Company’s residential mortgage lending platform. At the beginning of 2012, the Company originated mortgage loans, primarily to be held in portfolio, almost entirely through wholesale channels utilizing loan brokers. As of December 31, 2012, the Company had 24 loan production offices in California, Arizona, Oregon and Washington and engaged in residential mortgage lending through wholesale, retail, correspondent and warehouse lending channels and engages in secondary marketing, loan pool purchases and sales, and mortgage servicing.

During 2012 the Company successfully issued $82.7 million of 7.5% Senior Notes, providing the liquidity and capital resources necessary to both accomplish the Company’s growth initiatives and ensure that its banking subsidiaries exceed the requirements for being “well capitalized”, a critical criterion for accomplishing the Company’s overall strategic goals and business objectives. One of those objectives is to diversify the products and services offered to customers. As a result of these acquisitions and other initiatives, in addition to mortgage lending, the Company, through its banking subsidiaries, now provides commercial and industrial lending, Small Business Administration lending, equipment leasing and financing, cash and treasury management, remote deposit, ACH origination and employer/employee retirement planning, and its loan portfolios have substantially changed from more than 85% in residential mortgages at the beginning of 2012 to less than 50% at the end of 2012.

Finally, to better enable the Company to successfully execute its strategies and profitably operate its increasingly complex businesses, in 2012 the Company made numerous enhancements in external resources, including the engagement of KPMG LLP as the Company’s independent auditors, and augmented the Company’s senior management team, appointing:

•	Steven A. Sugarman as Chief Executive Officer of the Company;

•	Robert M. Franko as Chief Executive Officer of both Beach Business Bank and Pacific Trust Bank;

•	Ronald J. Nicolas, Jr. as Chief Financial Officer of the Company;

•	John C. Grosvenor as General Counsel of the Company;

•	Richard A. Herrin as Chief Administrative Officer of the Company;

•	Lonny D. Robinson as Chief Financial Officer of both Beach Business Bank and Pacific Trust Bank and Principal Accounting Officer of the Company; and

•	Craig S. Naselow as Treasurer and Chief Investment Officer of the Company.

Compensation Committee’s Response to 2012 “Say-on-Pay” Vote

At the 2012 annual meeting of shareholders, the shareholders were presented an opportunity to vote on an advisory basis with respect to the executive compensation disclosed in the proxy statement for that meeting (commonly known as “Say-on-Pay”). Approximately 68% of votes cast voted in favor of the “Say on Pay” proposal.

Based upon the 2012 “Say-on-Pay” vote, and in light of the increasing complexity of the Company’s businesses, the Board and Compensation Committee held meetings with members of the management team to discuss the nature and scope of the Company’s executive compensation programs. The Committee and management met periodically to review and consider shareholder interests concerning the design and philosophy of the Company’s compensation plans pertaining to executive officers and key personnel, including particularly incentive compensation arrangements. The Compensation Committee also reviewed the Company’s performance and the compensation practices of similar financial institutions regarding employee and executive compensation.

Compensation Program Best Practices

As a result of these deliberations, and based upon the evolving nature of the Company’s businesses, the Compensation Committee implemented certain new features, and retained certain pre-existing compensation strategies, that the Compensation Committee considered to be key elements for a program of compensation plans which align the interests of our executive officers and our long-term strategic direction with the interests of shareholders, and do not include features that could misalign their interests or impact the safety and soundness of the Company, such as the following:

Feature	Description
Hedging /Pledging Policy	The Company has a “no-hedging” policy and a “no-pledging” policy of Company shares.

Share Ownership Requirements	The Company recently implemented share ownership requirements for senior officers as well as the Board of Directors.

Repricing	We do not permit the repricing of underwater stock options or stock appreciation rights without the approval of shareholders.

CIC Payments	Our employment agreements do not include provisions which provide excess payments in the event of a change-in-control.

Supplemental Retirement Plans	We do not maintain any supplemental retirement arrangements with executives and employees.

Bonuses	We do not have any multi-year guaranteed bonuses as part of our employment agreements.

Philosophy and Objectives of the Compensation Program

Our compensation programs are designed to attract and retain key employees, motivate them to achieve optimal results and reward them for superior performance. Different programs are geared to short and longer-

term performance with the goal of increasing shareholder value over the long term. Executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. Because we believe that the performance of every employee is important to our success, we are mindful of the effect of executive compensation and incentive programs on all of our employees.

We believe that the compensation of our executives should reflect their success as a management team, in addition to their individual contributions to that success, in attaining key operating objectives, such as growth in deposits and customer relationships, growth of operating earnings and earnings per share and, ultimately, in attaining an increased market price for our stock. We believe that the performance of the executives in managing the Company should be the basis for determining their overall compensation, taking into consideration pertinent economic conditions, interest rate trends, and the competitive market environment. We also believe that their compensation should not be based on the short-term performance of our stock, whether favorable or unfavorable, but rather that the price of our stock will, in the long-term, reflect our operating performance, and ultimately, the management of the Company by our executives. We seek to have the long-term performance of our stock reflected in executive compensation through our stock option, restricted stock grants and other equity incentive programs. Our approach to compensation management includes a review of all incentive programs to avoid imprudent risk-taking and to promote safety and soundness. In that regard, the Company intends to continuously review its compensation programs during 2013 to mirror the needs of its strategic goals and business objectives, as well as changes in its management structure, as it integrates the operations of Beach Business Bank and completes the acquisitions of PBOC and The Palisades Group, LLC.

Overview of Executive Compensation Program

Key elements of compensation for our executives include salary, an employee bonus incentive plan, equity incentive awards, 401(k) plan, and health, disability and life insurance benefits. Subject to the terms of their employment agreements (see “—Employment Agreements” below), base salaries for our executive officers are generally reviewed, at least annually, at a meeting of the Compensation Committee. The Compensation Committee also considers executive officer performance and makes subjective recommendations for bonus payments and equity incentive awards to our executive officers based on a variety of factors, in its discretion.

These elements fit into our overall compensation objectives by helping to secure the future potential of our operations, facilitating our entry into new markets, providing proper regulatory compliance and helping to create a cohesive team.

Emphasis on Shareholder Alignment

Through the use of equity awards, such as restricted stock and stock option awards, the total compensation of each of our Named Executive Officer is highly dependent on performance and substantially aligned with shareholders interests. The Committee emphasizes individual and business performance outcomes designed to link actual compensation amounts with factors that contribute to shareowner value. Equity awards represent approximately 45% of potential compensation for our Chief Executive Officer, and more than 20% of potential compensation for the other Named Executive Officers.

Base salary is designed to be sufficiently competitive for recruitment and retention purposes and is expected to represent approximately 33% of potential compensation for our Chief Executive Officer, and approximately 50% of potential compensation for our other Named Executive Officers.

The following chart illustrates the basic pay mix for our Chief Executive Officer (excluding director fees paid prior to his employment as an officer and assuming 3-year vesting of equity awards).

The Compensation Committee, which is comprised of three independent members of the Company’s Board of Directors (as discussed in greater detail under Item 13. Certain Relationships and Related Transactions, and Director Independence”) revisited the Company’s Compensation Committee charter in 2012 and recommended changes which were approved by the Board, including changes required to comply with recently finalized committee standards applicable to NASDAQ-listed companies such as us. The Committee is responsible for, among other things:

•	Reviewing goals and objectives of compensation plans and if appropriate, amending or recommending that the Board of Directors amend goals and objectives;

•

Reviewing compensation plans, and if appropriate, recommending to the Board of Directors the adoption of new incentive-compensation plans, equity-based plans, other compensation plans or amendments to existing plans;

•	Approving and reviewing the Chief Executive Officer’s corporate goals and objectives and determining compensation levels;

•	Overseeing the evaluation of management personnel, and determining compensation levels for executive officers and other key members of management;

•	Reviewing the policies regarding tax deductibility of compensation for purposes of Section 162(m) of the Internal Revenue Code; and

•

Reviewing the Company’s incentive compensation practices to determine whether they encourage excessive risk taking, and approving, or recommending to the Board of Directors for approval, changes to mitigate risk.

The Compensation Committee considers information from a variety of sources when assessing the competitiveness of the Company’s current and future compensation levels. These sources include, but are not limited to, committee members, management, other members of the Board of Directors, publicly available compensation data regarding executive officers within the industry, the Company’s understanding of compensation arrangements at other financial institutions with similar growth strategies, and advice from the Compensation Committee’s consultants. Typically, the Chief Executive Officer makes compensation recommendations to the Compensation Committee with respect to the executive officers who report to him. Such executive officers are not present at the time of these deliberations. The Committee Chairman then makes compensation recommendations to the Compensation Committee with respect to the Chief Executive Officer, who does not attend that portion of the meeting. The Compensation Committee may accept or adjust such recommendations.

Our policy for allocating between long-term and short-term compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives with an appropriate level of risk to maximize long-term value for our company and our shareholders. Likewise, we provide cash compensation in the form of base salary to meet competitive norms and reward good performance on an annual basis in the form of merit salary adjustments and bonus compensation to reward superior performance against specific short-term goals. We provide equity-based compensation as a long-term incentive and a means of directly aligning the interests of our executive officers with the interests of our shareholders. We believe that our overall compensation package, including benefits and equity-related awards, is competitive within the marketplace and consistent with the philosophy and objectives of our compensation program.

Role of Compensation Consultants

The Compensation Committee at times engages the services of an independent compensation consulting firm. The Compensation Committee retained the services of Pearl Meyer & Partners commencing in 2012 to assist the Committee with its review and approval of the new employment agreement with Mr. Sugarman, as well as to review market comparables for, and make recommendations regarding, remuneration of members of the Board of Directors, and to advise the Compensation Committee and the Board of Directors concerning the Company’s compensation policies and programs going forward.

2012 Compensation Decisions

In December 2011, the Board of Directors adjusted the recommended level of annual incentive compensation for the Company’s executive officers to reduce the amount of discretionary bonus compensation in order to reflect the fact that certain objectives for 2011 were not achieved within the time frame envisioned for their accomplishment, including particularly the termination of the 2009 Memorandum of Understanding for PacTrust Bank. Commencing in April 2012, the Compensation Committee revisited the earlier discretionary bonus decisions for the executive team once the remaining objectives for 2011 were accomplished, including the termination of the Memorandum of Understanding. In addition, among other matters, the Committee considered the results achieved by management in successfully completing the acquisitions and integrations of Gateway Business Bank and Beach Business Bank. Based upon the Committee’s understanding of market levels of compensation for senior management at similar organizations, in September 2012, after considering these factors, the Committee determined to provide certain executive officers (including Messrs. Herrin, Liu and Domingo) and other employees with cash bonuses in the form of increases to their minimum base salaries under their employment agreements and grants of immediately vested shares of restricted stock. The Company entered into amended employment agreements with these officers to implement the adjusted base salary levels, but provided in the amendments that the amount of the increase in base salary would not apply for purposes of calculating severance payments except where termination of employment occurs within 12 months following a Change-in Control. In addition, in the case of Messrs. Herrin and Liu, the severance payout periods under their employment agreements were extended from 18 months to 24 months to be more consistent with the employment agreements with most of the other executive officers. See “—Employment Agreements.” The adjustments made to base salaries, and the additional equity awards are outlined in greater detail below.

Base Salary

We seek to establish salary compensation for our executive officers based on our Company’s operating performance relative to the value proposition for the Company, the compensation offered by competing employers, salaries at comparable companies and our achievement of overall Company objectives. Subject to an executive officer’s minimum base salary as established by contract (see “—Employment Agreements”), in setting base salaries, the Compensation Committee typically reviews the Chief Executive Officer’s recommendations with respect to the other executive officers and discusses the relative qualifications, experience and responsibilities of the officers. The Compensation Committee also considers the salary information for executive officers of financial institutions that are comparable in size to First PacTrust. It is our policy to pay our Chief Executive Officer and other executive officers on a competitive basis that allows us to attract and retain talented managerial employees both at the senior executive level and below.

Each of the Named Executive Officers was hired pursuant to an employment agreement or subsequently signed an employment agreement that established each Named Executive Officer’s minimum base salary. Each employment agreement was the result of negotiations between the Company and the Named Executive Officer.

Salaries are typically reviewed and adjusted annually at the discretion of the Committee or the Board of Directors. During 2012, salaries were increased for certain of the Named Executive Officers. Subsequent to the departure of Mr. Mitchell and the appointment of Mr. Sugarman in September 2012, the Committee determined that it should enter into modified employment agreements with certain key executives, including Messrs. Franko, Herrin, Liu and Domingo. (Mr. Nicolas had not yet joined the Company). The terms of the modified agreements provided for an increase in each executive officer’s base salary.

		Annual Rate of Base Salary
Executive	Title	2011	2012
Steven A. Sugarman	Chief Executive Officer, First PacTrust Bancorp	N/A	$600,000

Robert M. Franko	President, First PacTrust Bancorp; Chief Executive Officer, PacTrust Bank and Beach Business Bank	N/A	$375,000

Ronald J. Nicolas Jr.	Chief Financial Officer	N/A	$325,000

Richard A. Herrin	Chief Administrative Officer	$250,000	$320,000

Chang M. Liu	Chief Lending Officer	$228,000	$270,000

Gregory A. Mitchell	Former President & Chief Executive Officer	$416,000	$416,000

Marangal I. Domingo	Former Chief Financial Officer	$275,000	$325,000

The Compensation Committee generally takes into account the following factors when considering adjustments to executive officer salaries:

•	performance against corporate and individual objectives, relative to pertinent economic, interest rate and competitive environment factors;

•	difficulty of achieving desired results;

•	value of their unique skills and capabilities to support long-term performance of the Company;

•	performance of their general management responsibilities; and

•	contribution as a member of the executive management team and internal consistency.

Mr. Franko’s 2012 salary was increased in September 2012 to $375,000 in connection with the substantial additional responsibilities he assumed by being appointed as President and Chief Executive Officer of PacTrust Bank, in addition to his existing positions as President of the Company and President and Chief Executive Officer of Beach Business Bank. The salary increases for Messrs. Herrin, Liu and Domingo are explained above, under “-2012 Compensation Decisions.”

Annual Incentives

The employment contracts with our Named Executive Officers provide for additional or special compensation, such as incentive pay or bonuses, as the Board of Directors or Compensation Committee may from time to time determine. Messrs. Sugarman and Nicolas entered into employment agreements in 2012 that specify a target bonus of 50% of base salary and, in the case of Mr. Sugarman, the opportunity to receive compensation in excess of the target based on profitability of the Company’s non-depository businesses. All other Named Executive Officers are eligible for bonuses but do not have a target bonus level as a percentage of their base salary defined in their employment agreements.

As discussed under “-2012 Compensation Decisions,” in September 2012 certain Named Executive Officers were given cash bonuses in the form of increases in base salary (reflected in the table above) and additional equity awards in the form of immediately vested shares of restricted stock, in recognition of the achievement in

2012 of certain strategic objectives that had not been accomplished during 2011, and the fact that incentive awards for 2011 had been correspondingly reduced, as well as the accomplishment of the successful acquisitions of Beach Business Bank and Gateway Business Bank, as follows:

Executive	Title	Grant Date Value of Equity Awards

Marangal I. Domingo	Former Chief Financial Officer	$125,600

Richard A. Herrin	Chief Administrative Officer	$125,600

Chang M. Liu	Chief Lending Officer	$100,480

Following the end of 2012, the Committee commenced an evaluation of the performance compensation to be considered for the Chief Executive Officer and the other Named Executive Officers (other than Messrs. Mitchell and Domingo, each of whom was then no longer employed by the Company) based upon their performance during 2012. There was no specific weighting of business goals compared to an individual officer’s performance, but instead the recommended bonus reflected a holistic view of the success of each executive in achieving objectives for their respective functional area and, consequently, the executive compensation awards paid for 2012 were above target levels in the case of Messrs. Sugarman and Nicolas. To encourage ongoing focus on long-term shareholder value and retention among select key employees, the Committee required that executive officers, except for Mr. Liu, receive a minimum of one-third of the bonus in the form of restricted stock. The shares of restricted stock vest over a minimum of three years, typically in equal annual installments. The remainder of the incentive award not paid in restricted stock was paid in cash. Since Mr. Liu’s bonus was based upon loan production results, the Committee determined that Mr. Liu’s entire incentive award would be paid in cash. The additional bonus amounts to certain Named Executive Officers were as follows:

Executive	Title	2012 Incentive	2012 Cash Component of the Annual Incentive
Steven A. Sugarman	Chief Executive Officer	$225,000	$150,750

Robert M. Franko	President, First PacTrust Bancorp; Chief Executive Officer, PacTrust Bank and Beach Business Bank	$50,000	$0

Ronald J. Nicolas Jr.	Chief Financial Officer	$125,000	$83,750

Richard A. Herrin	Chief Administrative Officer	$100,000	$83,500

Chang M. Liu	Chief Lending Officer	$120,000	$120,000

Long-Term Incentives

The Compensation Committee believes that a significant portion of Named Executive Officers’ target compensation should generally be in the form of long-term incentives, which motivates leaders and key employees through the use of awards tied to the long-term performance of the Company. These awards are intended to reward performance over a multi-year period, align the interests of executives with those of shareholders, instill an ownership culture, enhance the personal stake of executive officers in the growth and success of the Company, and provide an incentive for continued service at the Company. Long-term incentive awards are currently granted under the 2011 Omnibus Incentive Plan.

The Company issues long-term incentives in three ways. First, at the discretion of the Board of Directors, the Company at times awards special inducement equity awards. These special inducement awards are negotiated upon hire or upon renegotiation of the employee’s contract and are based on the Committee’s understanding of the market levels of pay for the given position, the skills and experiences of the executive to be hired, and the level required to induce employment. The Committee determines for each executive the appropriate ratio of stock options/SARs and restricted stock to be issued upon hire to adequately motivate and align executive interests with the interests of shareholders.

In connection with Mr. Sugarman’s appointment as co-Chief Executive Officer, Mr. Sugarman was awarded a cash-settled stock appreciation right with respect to 500,000 shares of common stock. The stock appreciation right vests in three annual installments beginning with the date of grant.

In connection with Mr. Nicolas’ employment he was granted 25,000 restricted shares of common stock and 75,000 stock options. The restricted shares and stock options granted to Mr. Nicolas vest in five equal annual installments commencing upon the first anniversary of the effective date of his employment agreement.

In connection with Mr. Franko’s appointment as President and Chief Executive Officer of PacTrust Bank, which added to his existing responsibilities as President of the Company and President and Chief Executive Officer of Beach Business Bank, Mr. Franko was granted 60,000 restricted shares. The restricted shares vest in five equal annual installments beginning with the date of grant.

Upon renegotiation of the employment terms for Messrs. Herrin, Liu and Domingo each received a restricted stock award of 10,000, 8,000 and 10,000 shares, respectively, which were fully vested at the date of grant.

Second, as previously outlined, the Committee believes that ongoing equity opportunities further align management’s interests with the long-term interests of shareholders, encourages long-term safety and soundness of the Company, and encourages long-term retention of key employees. As a result, the Committee determined to issue a minimum of one-third of the 2012 bonus determined in 2013 in the form of restricted stock which vests over a minimum three year period to select executive officers. Individual members of management were allowed to request that a greater portion of their incentive compensation be paid in the form of restricted stock, or to vest over a longer period of time, and the Committee determined the appropriateness of the request by considering each officer’s outstanding equity awards, the amount of vested equity, and other compensation elements provided by the Company.

Third, the Committee believes that equity awards align management’s interests with the long-term interests of the Company’s shareholders, instill an ownership culture, enhance the personal stake of executive officers in the growth and success of the Company, provide an incentive for continued service at the Company, and encourage retention of key employees. In determining whether to award long term incentives to executives, the Compensation Committee performs an annual review process which includes consideration of factors such as the Company’s overall performance, duties and responsibilities assumed by the executive, the overall performance of the executive’s area of responsibility, the executive’s impact on strategic goals, prior levels of total compensation, the number and mix of each executive’s outstanding equity-based awards, and the desired emphasis on retention and motivation. However, there is no specific weighting applied to any one factor in determining the level of equity-based awards or the mix between stock options, restricted stock, and other forms of equity awards. Instead, the process ultimately relies on a holistic and qualitative assessment of the facts and the exercise of the Compensation Committee’s judgment. For 2012, the Committee determined that the outstanding inducement grants and the allocation of the bonus in the form of restricted stock provided sufficient alignment with shareholders that no additional grants were warranted.

Stock Ownership Guidelines

The Board of Directors recently adopted stock ownership guidelines for senior officers and non-employee directors of the Company. The guidelines require that our Chief Executive Officer own shares equal to at least 300% of his after-tax base salary and that the other Named Executive Officers own shares equal to at least 100% of their after-tax base salary. Each non-employee director is expected to maintain a minimum equity investment in common shares equal to at least 100% of their after-tax base annual retainer (exclusive of compensation paid for committee membership or chairmanship). Compliance with the guidelines is required to be achieved within a two-year period from their adoption.

Hedging/Pledging Policy

The Company considers it inappropriate for any director or officer to enter into speculative transactions in First PacTrust’s securities. The Company’s insider trading policy prohibits the purchase or sale of puts, calls, options, or other derivative securities based on the Company’s securities. This prohibition also includes hedging or monetization transactions, such as forward sale contracts, in which the stockholder continues to own the underlying security without all the risks or rewards of ownership. Finally, directors, officers, and other employees may not purchase the Company’s securities on margin, or borrow against any account in which Company securities are held. The prohibitions do not apply to the exercise of stock options granted as part of a Company incentive plan.

401(k) Plan

We offer a qualified, tax exempt savings plan to our employees with a cash or deferred feature qualifying under Section 401(k) of the Code (the “401(k) Plan”). All employees who have attained age 18 are eligible to make 401(k) contributions. Eligible employees are also eligible to be allocated matching and profit sharing contributions, if any, after they have attained age 18 and completed 12 months of continuous employment, during which they worked at least 1,000 hours.

During 2012, participants were permitted to make salary reduction contributions to the 401(k) Plan of up to 100% of their annual salary, up to a maximum of $16,500. In addition, participants who have attained age 50 may defer an additional $5,000 annually as a 401(k) “catch-up” contribution. All employees who participate in the 401(k) Plan received 100% matching funds for the first 4% of salary contributed by the employee during 2012. All 401(k) deferrals made by participants are before-tax contributions. In the event of retirement at age 65 or older, permanent disability or death, however, a participant will automatically become 100% vested in the value of all matching and profit sharing contributions and earnings thereon, regardless of the number of years of service with the Company.

Participants may invest amounts contributed by them, as well as employer matching and profit sharing contributions (to the extent they are fully vested), to their 401(k) Plan accounts in one or more investment options available under the 401(k) Plan. Changes in investment directions among the funds are permitted on a periodic basis pursuant to procedures established by the plan administrator. Each participant receives a quarterly statement which provides information regarding, among other things, the market value of his investments and contributions made to the 401(k) Plan on his behalf. Participants are permitted to borrow against their account balance in the 401(k) Plan.

Perquisites and Other Benefits

Our executives are entitled to few benefits that are not otherwise available to all of our employees. In this regard it should be noted that we do not provide pension arrangements, post-retirement health coverage, or similar benefits for our executives or employees other than as described in the severance agreements. Our health and insurance plans are the same for all employees. The Company currently offers employees their choice of two different health plans. Named Executive Officers are often required to drive between branches and offices located throughout the Southern California region. As a result, the Company provides each of the Named Executive Officers a company car or auto allowance due to the amount of driving required.

Equity Grant Policy

Executives currently receive long-term equity awards pursuant to the terms of the 2011 Omnibus Incentive Plan, which was approved by the Company’s shareholders. The Board of Directors and, by delegation, the Compensation Committee, administers the 2011 Omnibus Incentive Plan and establishes the rules for all awards granted under the plan, including grant guidelines, vesting schedules, and other provisions. The Board of Directors or the Compensation Committee reviews these rules periodically and considers, among other things, the interests of our stockholders, market conditions, information provided by independent advisors, performance objectives, and recommendations made by the Chief Executive Officer.

The Board of Directors or the Compensation Committee reviews awards for all employees. For annual awards, the Compensation Committee reviews the recommendations of the Chief Executive Officer for executives and other employees, modifies the proposed grants in certain circumstances, and approves the awards effective as of the date of its approval.

The exercise price of stock option grants are set at 100% of the closing market price of a share of Company common stock on the date the Board of Directors or Compensation Committee approves the grants. The exercise price of new hire awards and relocation or retention grants is determined as set forth above, except that the exercise price is set on the date of hire or effective date of the underlying agreement providing for such grant rather than the date of the approval thereof.

Employment Agreements and Post-Termination Payments

As previously discussed, the Company has entered into employment agreements with each of the Named Executive Officers. The Compensation Committee determined that the compensation packages provided under these agreements was fair and reasonable on the basis of its assessment of comparable compensation opportunities available to the individuals, including the compensation arrangements of the Named Executive Officer at his prior place of employment, in the case of new hires. The specifics of these arrangements are described in detail below under “Employment Agreements.”

Payments Due Upon Termination or a Change in Control

Under the terms of our equity-based compensation plans and their respective employment agreements, the Chief Executive Officer and the other Named Executive Officers are entitled to severance benefits upon termination of their employment under specified circumstances. The specific terms of these arrangements, as well as an estimate of the compensation that would have been payable had they been triggered as of fiscal year-end, are described in detail below under “Employment Agreements” and “Potential Payments upon Termination or Change in Control.”

In the case of each employment agreement, the terms of these arrangements were set through the course of arms-length negotiations with the Named Executive Officer. As part of these negotiations, the Compensation Committee analyzed the terms of arrangements for comparable executives employed by companies in the banking industry. At the time of entering into these arrangements, the Compensation Committee considered the aggregate potential obligations of the Company in the context of the desirability of hiring or retaining the individual. The Compensation Committee believes that these arrangements can play a significant role in attracting and retaining key executive officers by providing security to the executive and leadership continuity to the Company.

The 2011 Omnibus Incentive Plan currently provides for the accelerated vesting of equity awards in the event of a change in control. In addition, certain employment agreements as well as certain forms of equity agreements provide for accelerated vesting of equity-based awards upon either a change in control or certain terminations of employment.

The Compensation Committee believes that for senior executives, including the Named Executive Officers, accelerated vesting of equity-based awards in the event of a change in control is generally appropriate because in some change in control situations equity of the target company is cancelled making immediate acceleration necessary in order to preserve the value of the award. In addition, the Company relies primarily on long-term incentive awards to provide the Named Executive Officers with the opportunity to accumulate substantial resources to fund their retirement income, and the Compensation Committee believes that a change in control event is an appropriate liquidation point for awards designed for such purpose.

Recoupment Policy

Under Section 304 of the Sarbanes Oxley Act, if the Company is required to restate its financial statements due to material noncompliance with any financial reporting requirements as a result of misconduct, the Chief Executive Officer and Chief Financial Officer may be required to reimburse the Company for (i) any bonus or other incentive-based or equity-based compensation received during the 12 months following the first public issuance of the non-complying document, and (ii) any profits realized from the sale of securities of the Company during that 12-month period. The Company plans to amend the recoupment policy to comply with the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 once final rules have been implemented.

Impact of Tax and Accounting

As a general matter, the Compensation Committee takes into account the various tax and accounting implications of the compensation vehicles employed by the Company.

Accounting Impact

When determining amounts of long-term incentive grants to executives and employees, the Compensation Committee examines the accounting cost associated with the grants. Under FASB ASC Topic 718, grants of equity-based awards result in an accounting charge for the Company equal to the grant date fair value of those securities.

Tax Impact

Section 162(m) of the Internal Revenue Code does not permit publicly traded companies to take income tax deductions for compensation paid to the Chief Executive Officer and the other Named Executive Officers (other than the Chief Financial Officer) to the extent that compensation exceeds $1.0 million per officer in any taxable year and does not otherwise qualify as performance-based compensation. The 2011 Omnibus Incentive Plan is structured so that the compensation deemed paid to an executive officer in connection with the exercise of stock options should qualify as performance-based compensation not subject to the $1.0 million limitation. Awards of restricted stock or RSUs made under the 2011 Omnibus Incentive Plan may or may not qualify as performance-based compensation. The 2012 incentive awards paid out in restricted stock and cash to the Named Executive Officers during fiscal year 2012 did not qualify as performance-based compensation under Section 162(m) of the Code and therefore, if any of the Named Executive Officers’ total compensation exceeds the $1.0 million limit, the incentive awards issued to such officer may not be deductible for income tax purposes.

The Compensation Committee will continue to consider steps that might be in the Company’s best interests to comply with Section 162(m) of the Code. However, in establishing the cash and equity incentive compensation programs for the executive officers, the Compensation Committee believes that the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole or primary factor. The Compensation Committee believes that cash and equity incentive compensation must be maintained at the requisite level to attract and retain the executive officers essential to the Company’s financial success, even if all or part of that compensation may not be deductible by reason of the limitations of Section 162(m) of the Code.

Section 280G of the Internal Revenue Code provides that severance payments triggered by a change in control, which equal or exceed three times the individual’s “base amount” are deemed to be “excess parachute payments.” Individuals receiving parachute payments in excess of three times their base amount are subject to a 20% excise tax on the amount of the excess payments. If excess parachute payments are made, the Company and the Bank would not be entitled to deduct the amount of the excess payments. Each employment agreement provides that severance and other payments that are subject to a change in control will be reduced as much as necessary to ensure that no amounts payable to the executive will be considered excess parachute payments.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained above with management and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The foregoing report is furnished by the Compensation Committee of the Company’s Board of Directors:

Chad T. Brownstein

Timothy R. Chrisman

Jonah Schnel

Summary Compensation Table

The following table sets forth information regarding the compensation paid to or earned by the Named Executive Officers.

Name and Principal Position	Year	Salary	Bonus		Stock Awards(9)	Option/ SAR Awards(10)	Non- Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Steven A. Sugarman Chief Executive Officer of the Company(1)	2012	$191,605	$150,750	(8)	$74,250	$1,790,000	$—	$—	$126,846	(11)	$2,333,451

Robert M. Franko	2012	$277,100	0	(8)	$803,597	$—	$—	$—	$5,759	(11)	$1,086,456
President of the Company and President and Chief Executive Officer of PacTrust Bank and Beach Business Bank(2)

Ronald J. Nicolas, Jr. Executive Vice President and Chief Financial Officer of the Company(3)	2012	$37,521	$83,750	(8)	$325,248	$218,250	$—	$—	$17,058	(11)	$681,827

Richard A. Herrin	2012	$265,000	$83,500	(8)	$142,095	$—	$—	$—	$13,415	(11)	$504,010
Executive Vice President, Chief Administrative Officer and Corporate Secretary of the Company and Executive Vice President of PacTrust Bank(4)

Chang M. Liu	2012	$248,077	$120,000	(8)	$100,480	$—	$—	$—	$11,398	(11)	$439,955
Executive Vice President and Chief Lending Officer of PacTrust Bank(5)

Gregory A. Mitchell	2012	$366,450	$0		$—	$—	$—	$—	$1,413,980	(11)	$1,780,430
Former President	2011	$416,000	$26,000		$25,995	$—	$—	$—	$6,762	(12)	$474,757
and Chief Executive Officer of the Company and PacTrust Bank(6)	2010	$56,000	$—		$108,937	$1,373,250	$—	$—	$150,960	(13)	$1,689,147

Marangal I. Domingo	2012	$331,137	0		125,600				$56,869	(11)	$513,606
Former Executive	2011	$176,028	$32,000		$113,664	$272,000	$—	$—	$3,459	(12)	$597,151
Vice President and Chief Financial Officer of the Company and PacTrust Bank(7)

(1)	Mr. Sugarman was appointed as co-Chief Executive Officer of the Company effective August 21, 2012 and as Chief Executive Officer of the Company effective September 21, 2012. No compensation information is provided for Mr. Sugarman for 2011 or 2010 because he was not a Named Executive Officer for either of those years, having first become an executive officer of the Company in 2012.
(2)	Mr. Franko, who had been serving as President and Chief Executive Officer of Beach Business Bank prior to the Company’s acquisition of Beach Business Bank and continues to serve in that capacity, became President of the Company effective July 1, 2012 upon completion of the Company’s acquisition of Beach Business Bank and President and Chief Executive Officer of PacTrust Bank effective September 25, 2012. No compensation information is provided for Mr. Franko for 2011 or 2010 because he was not a Named Executive Officer for either of those years, having first joined the Company in 2012. Compensation paid to Mr. Franko by Beach Business Bank prior to the July 1, 2012 acquisition date is not included in this table.
(3)	Mr. Nicolas became Executive Vice President: Finance of the Company on November 5, 2012 and Executive Vice President and Chief Financial Officer of the Company effective November 13, 2012. From October 18, 2012 until November 5, 2012, Mr. Nicolas served as a consultant to the Company. No compensation information is provided for Mr. Nicolas for 2011 or 2010 because he was not a Named Executive Officer for either of those years, having first joined the Company in 2012.

(4)	No compensation information is provided for Mr. Herrin for 2011 or 2010 because he was not a Named Executive Officer for either of those years.
(5)	No compensation information is provided for Mr. Liu for 2011 or 2010 because he was not a Named Executive Officer for either of those years.
(6)	Mr. Mitchell resigned as co-Chief Executive Officer of the Company and as President and Chief Executive Officer of PacTrust Bank effective September 21, 2012. See “Separation and Settlement Agreement with Mr. Mitchell.” Mr. Mitchell became co-Chief Executive Officer of the Company effective August 21, 2012 after having served as Chief Executive Officer of the Company and President and Chief Executive Officer of PacTrust Bank since November 1, 2010. From May 2010 until November 1, 2010, Mr. Mitchell served as a consultant to the Company.
(7)	Mr. Domingo resigned as Executive Vice President and Chief Financial Officer of the Company and PacTrust Bank effective November 13, 2012, positions he held since joining the Company and PacTrust Bank effective May 6, 2011. On December 26, 2012, Mr. Domingo entered into a consulting agreement with the Company and PacTrust Bank pursuant to which he is to provide consulting services to the Company for a six-month term that began on January 1, 2013. See “Consulting Agreement with Mr. Domingo.” No compensation information is provided for Mr. Domingo for 2010 because he was not a Named Executive Officer for that year, having first joined the Company and PacTrust Bank in 2011.
(8)	At least one-third of the Named Executive Officer’s bonus for 2012 was required to be paid in restricted stock awarded under the 2011 Omnibus Plan, except for Mr. Liu, whose bonus was paid entirely in cash. The restricted stock portion is excluded from the amounts shown under the “Bonus” column for Messrs. Sugarman, Nicolas, Franko and Herrin and is instead reflected in the amounts reported for them under the “Stock Awards” column. Mr. Franko, who is the only Named Executive Officer who elected to receive more than the one-third minimum in restricted stock, elected to receive his entire bonus for 2012 in restricted stock. The restricted stock awards made to Messrs. Sugarman, Nicolas, Franko and Herrin as part of their bonuses for 2012 also are reflected in the Grants of Plan-Based Awards table. For additional information regarding the bonuses for 2012, see “Compensation Discussion and Analysis—Annual Incentives.”
(9)	Represents the grant date fair values of the stock awards under Accounting Standards Codification Topic No. 718, Compensation-Stock Compensation (“ASC Topic 718”). The assumptions used in the calculation of these amounts are included in Note 3 of the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.
(10)	Represents the grant date fair values of the option and stock appreciation right (in the case of Mr. Sugarman) awards under ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 3 of the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.
(11)	For Mr. Sugarman, amount includes director fees of $125,500 (which were discontinued upon his becoming an executive officer of the Company on August 21, 2012), and matching contributions to his 401(k) plan account. For Mr. Nicolas, amount includes consulting fees of $17,058, dividends paid on the unvested portion of a restricted stock award and matching contributions to his 401(k) plan account. For Messrs. Franko, Herrin, Liu, Mitchell and Domingo, amounts includes dividends paid on the unvested portions of restricted stock awards and matching contributions to their 401(k) plan accounts. For Mr. Mitchell, pursuant to the Separation and Settlement Agreement he entered into with the Company in connection with his resignation as Chief Executive Officer of the Company and as President and Chief Executive Officer of PacTrust Bank effective September 21, 2012, amount also includes (i) severance amounts to be paid during the 24 months following termination of employment, (ii) a lump sum cash payment of $503,830 in exchange for cancellation of all of Mr. Mitchell’s outstanding equity awards and (iii) consulting fees of $65,000. See “Separation and Settlement Agreement with Mr. Mitchell.” For Mr. Domingo, pursuant to the consulting agreement that he entered into with the Company and PacTrust Bank, the amount includes $40,625 representing the pro-rated amount of base salary to which Mr. Domingo was entitled under his employment agreement as a result of the waiver by the Company and PacTrust Bank of the 45-day prior notice requirement for Mr. Domingo’s voluntary termination of employment. The amount does not include consulting fees paid in 2013 during the term of the consulting agreement. See “Consulting Agreement with Mr. Domingo.”
(12)	For Messrs. Mitchell and Domingo, amount includes the amount of dividends earned on the unvested portions of their restricted stock awards and matching contributions to their 401(k) accounts.
(13)	For Mr. Mitchell, amount includes (i) fees totaling $150,000 ($25,000 per month) for service as a consultant to the Company from May 2010 until he became Chief Executive Officer of the Company on November 1, 2010; and (ii) dividends paid on the unvested portion of a restricted stock award.

For information regarding the employment agreements between the Company and each of Messrs. Sugarman, Nicolas, Franko, Herrin and Liu, see “—Employment Agreements.” For information regarding the Separation and Settlement Agreement with Mr. Mitchell, see “—Consulting Agreement with Mr. Mitchell.” For information regarding the Consulting Agreement with Mr. Domingo, see “Consulting Agreement with Mr. Domingo.”

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards to the Named Executive Officers for 2012.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options/ SARs (#)		Exercise/ Base Price of Option/ SAR Awards ($/Sh)	Grant Date Fair Value of Stock and Option/ SAR Awards(7)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Steven A. Sugarman	08/21/12	—	—	—	—	—	—	—		500,000	(1)	$12.12	$1,790,000
	03/04/13	—	—	—	—	—	—	7,112	(2)	—		—	$74,249

Ronald J. Nicolas, Jr.	11/05/12	—	—	—	—	—	—	25,000	(3)	—		—	$284,000
	11/05/12	—	—	—	—	—	—	—		75,000	(4)	$11.36	$218,250
	03/04/13	—	—	—	—	—	—	3,951	(2)	—		—	$41,248

Robert M. Franko	09/25/12	—	—	—	—	—	—	60,000	(5)	—		—	$753,600
	03/04/13	—	—	—	—	—	—	4,789	(2)	—		—	$49,997

Richard A. Herrin	09/25/12	—	—	—	—	—	—	10,000	(6)	—		—	$125,600
	03/04/13	—	—	—	—	—	—	1,580	(2)	—		—	$16,495

Chang M. Liu	09/25/12	—	—	—	—	—	—	8,000	(6)	—		—	$100,480

Gregory A. Mitchell	—	—	—	—	—	—	—	—		—		—	—

Marangal I. Domingo	09/25/12	—	—	—	—	—	—	10,000	(6)	—		—	$125,600

(1)	Represents a cash-settled stock appreciation right awarded to Mr. Sugarman with respect to 500,000 shares of the Company’s common stock. The vesting schedule of the stock appreciation right is as follows: one-third on August 21, 2012, one-third on August 21, 2013 and one-third on August 21, 2014.
(2)	Represents a restricted stock award in connection with the bonus for 2012 paid to the Named Executive Officers in 2013 in which restricted shares vest in three equal installments commencing upon the date of grant (other than Mr. Franko whose shares vest in five equal annual installments commencing upon the first anniversary of the date of grant).
(3)	Represents a restricted stock award to Mr. Nicolas with the following vesting schedule: 20% increments on each of November 5, 2013, 2014, 2015, 2016 and 2017.
(4)	Represents a stock option granted to Mr. Nicolas with the following vesting schedule: 20% increments on each of November 5, 2013, 2014, 2015, 2016 and 2017.
(5)	Represents a restricted stock award to Mr. Franko with the following vesting schedule: 20% increments on each of September 25, 2012, 2013, 2014, 2015 and 2016.
(6)	Represents a restricted stock award that vested in full on September 25, 2012.
(7)	Represents the grant date fair values of the awards under ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 3 of the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

Outstanding Equity Awards at December 31, 2012

The following table provides information regarding vested and unvested stock options and stock appreciation rights and unvested restricted stock awards held by the Named Executive Officers as of December 31, 2012.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options/ SARs Exercisable (#)		Number of Securities Underlying Unexercised Options/ SARs Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options/ SARs (#)	Option/ SAR Exercise/ Base Price(1)	Option/ SAR Expiration Date(2)	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steven A. Sugarman	166,666	(4)	333,334	(4)	—	$12.12	08/21/2022	—		—	—	—
	16,165	(5)	—		—	$15.81	06/27/2021	—		—	—	—

Ronald J. Nicolas, Jr.	—		75,000	(6)	—	$11.36	11/05/2022	—		—	—	—
	—		—		—	—	—	25,000	(7)	306,750	—	—

Robert M. Franko	—		—		—	—	—	48,000	(8)	588,960	—	—

Richard A. Herrin	43,333	(9)	21,667	(9)	—	$11.60	11/17/2020	—		—	—	—
	—		—		—	—	—	1,400	(10)	17,178	—	—
	—		—		—	—	—	1,201	(11)	14,736	—	—

Chang M. Liu	33,334	(12)	16,666	(12)	—	$11.88	11/29/2020	—		—	—	—
	—		—		—	—	—	1,433	(13)	17,583	—	—
	—		—		—	—	—	1,504	(14)	18,454	—	—

Gregory A. Mitchell(15)	—		—		—	——	—	—		—	—	—

Marangal I. Domingo	26,666	(16)	53,334	(16)	—	$14.48	05/06/2021	—		—	—	—

(1)	The exercise price of each stock option and stock appreciation right is equal to the grant day’s closing price of the voting common stock on the NASDAQ Stock Market.
(2)	The scheduled expiration date of each stock option and stock appreciation right occurs ten years after the grant date.
(3)	Reflects the dollar value of unvested restricted shares as of December 31, 2012 based on that day’s closing price of the voting common stock on the NASDAQ Stock Market of $12.27.
(4)	Represents cash-settled stock appreciation right with the following schedule: one-third increments on August 21, 2012, 2013 and 2014.
(5)	Represents stock option with the following vesting schedule: 100% on June 27, 2012.
(6)	Represents stock option with the following vesting schedule: 20% increments on each of November 5, 2013, 2014, 2015, 2016 and 2017.
(7)	Represents restricted stock award with the following vesting schedule: 20% increments on each of November 5, 2013, 2014, 2015, 2016 and 2017.
(8)	Represents unvested portion as of December 31, 2012 of award of 60,000 shares of restricted stock. The vesting schedule of the shares is as follows: 20% increments on each of September 25, 2012, 2013, 2014, 2015 and 2016.
(9)	Represents stock option with the following vesting schedule: one-third increments on each of November 17, 2011, 2012 and 2013.
(10)	Represents unvested portion as of December 31, 2012 of award of 4,200 shares of restricted stock. The vesting schedule of the shares is as follows: one-third increments on each of November 17, 2011, 2012 and 2013.
(11)	Represents unvested portion as of December 31, 2012 of award of 3,602 shares of restricted stock. The vesting schedule of the shares is as follows: one-third increments on each of December 31, 2011, 2012 and 2013
(12)	Represents stock option with the following vesting schedule: one-third increments on each of November 29, 2011, 2012 and 2013.
(13)	Represents unvested portion as of December 31, 2012 of award of 4,300 shares of restricted stock. The vesting schedule of the shares is as follows: one-third increments on each of November 29, 2011, 2012 and 2013.
(14)	Represents unvested portion as of December 31, 2012 of award of 4,512 shares of restricted stock. The vesting schedule of the shares is as follows: one-third increments on each of December 31, 2011, 2012 and 2013.

(15)	Pursuant the Separation and Settlement Agreement he entered into with the Company, effective upon Mr. Mitchell’s resignation, all of Mr. Mitchell’s outstanding equity awards were cancelled in exchange for a cash payment. See “Separation and Settlement Agreement with Mr. Mitchell.”
(16)	Represents stock option with the following vesting schedule: one-third increments on each of May 6, 2012, 2013 and 2014. Mr. Domingo resigned effective November 13, 2012. The portion of the option that was vested as of Mr. Domingo’s resignation date will remain exercisable until November 13, 2013, at which time such portion, to the extent then unexercised, will expire.

Option Exercises and Stock Vested

The following table provides information regarding vested and unvested stock options and stock appreciation rights and unvested restricted stock awards held by the Named Executive Officers as of December 31, 2012.

	Option Awards		Stock Award
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Steven A. Sugarman	—	$—	—	$—
Ronald J. Nicolas, Jr.	—	$—	—	$—
Robert M. Franko	—	$—	12,000	$150,720
Richard A. Herrin	—	$—	12,601	$155,751
Chang M. Liu	—	$—	10,938	$135,370
Gregory A. Mitchell	—	$—	—	$—
Marangal I. Domingo	—	$—	11,667	$143,886

(1)	Represents the value realized upon vesting of restricted stock award, based on the market value of the shares on the vesting date.

Employment Agreements

We have employment agreements with each of Messrs. Sugarman, Nicolas, Franko, Herrin and Liu. Set forth below are descriptions of those agreements.

Employment Agreement with Mr. Sugarman. Effective August 21, 2012, Mr. Sugarman entered into a three-year employment agreement with the Company, with an automatic renewal for an additional year on the second anniversary of the effective date and on each anniversary thereafter, unless the Company provides Mr. Sugarman with timely notice of non-renewal. The employment agreement provides Mr. Sugarman with an annual base salary of $600,000, subject to annual review and increase, but not decrease, by the Board of Directors of the Company. The employment agreement also provides that Mr. Sugarman is eligible to receive an annual cash bonus award with a target award opportunity of 50% of his annual base salary and a minimum of 10% of the annual profitability (measured as EBITDA) of the Company’s subsidiaries that are not depository institutions. In the event of a termination of Mr. Sugarman’s employment by the Company without “cause” or a resignation by Mr. Sugarman for “good reason,” Mr. Sugarman is entitled to (1) a pro-rata bonus for the year during which the date of termination occurs; (2) 1.5 (although within two years following a change in control, the severance multiple would be two) multiplied by the sum of his annual base salary and target bonus paid in installments over a twenty-four month period; and (iii) 18 months (24 months if the termination or resignation occurs within two years following a change in control) of continued medical and dental benefits provided by the Company to Mr. Sugarman and his eligible dependents. In addition, any stock options or stock appreciation rights held by Mr. Sugarman will vest in full and remain exercisable for the remainder of their original full terms, and other equity awards will vest in full. Mr. Sugarman is also subject to employee and customer non-solicitation and non-competition restrictions while he is employed by the Company and for twenty-four months immediately following termination of employment for any reason. On August 21, 2012, concurrent with the execution of Mr. Sugarman’s employment agreement, the Company granted Mr. Sugarman a cash-settled stock appreciation right with respect to 500,000 shares of Company common stock in recognition of prior service that vests, subject to continued employment, as follows: 1/3 vested on the date of grant, 1/3 vests on the first anniversary of the date of grant and the final 1/3 vests on the second anniversary of the date of grant. The stock appreciation right has a ten-year term and a base price of $12.12 per share.

Employment Agreement with Mr. Franko. Effective September 25, 2012, Mr. Franko entered into a three-year employment agreement with the Company, PacTrust Bank and Beach Business Bank with an automatic renewal for an additional year on the third anniversary of the effective date and on each anniversary thereafter, unless either party provides timely notice to the other that the term will not be extended. The employment agreement provides Mr. Franko with an annual base salary of $375,000, subject to annual review and increase by the Board of Directors of the Company or the Compensation Committee of the Board. Pursuant to the employment agreement, upon execution of the agreement, Mr. Franko was granted 60,000 restricted shares of the Company’s voting common stock, with such shares vesting in five equal annual installments commencing on the effective date of the employment agreement. In the event of a termination of Mr. Franko’s employment by the Company without “cause” or a resignation by Mr. Franko for “good reason,” Mr. Franko will be entitled to (i) severance pay of $1,000,000, payable in 32 equal monthly installments, (ii) the immediate vesting of any then-unvested stock options that may have been granted to Mr. Franko, and (iii) the continued vesting of any then-unvested restricted stock during the period Mr. Franko continues to serve as an advisor to the Company. In addition, Mr. Franko is subject to employee and customer non-solicitation restrictions while he is employed by the Company and for 32 months following termination of employment under circumstances entitling him to severance benefits as described in the immediately preceding sentence, and perpetual confidentiality restrictions.

Employment Agreement with Mr. Nicolas. Effective November 5, 2012, Mr. Nicolas entered into a three-year employment agreement with the Company, with an automatic renewal for an additional year on the third anniversary of the effective date and on each anniversary thereafter, unless either party provides timely notice to the other that the term will not be extended. The employment agreement provides Mr. Nicolas with an annual base salary of $325,000, subject to annual review and increase by the Board of Directors of the Company or the Compensation Committee of the Board. For each calendar year during the term of the agreement, Mr. Nicolas is eligible to receive an annual bonus equal to up to 100% of his base salary, with a target bonus equal to 50% of base salary. Pursuant to the employment agreement, upon execution of the agreement, Mr. Nicolas was granted (i) 25,000 restricted shares of the Company’s voting common stock, with such shares vesting in five equal annual installments commencing upon the first anniversary of the effective date of the employment agreement, and (ii) an option to purchase 75,000 shares of the Company’s voting common stock at an exercise price of $11.36 per share, with such option vesting in five equal annual installments, commencing upon the first anniversary of the effective date of the employment agreement. In the event of a termination of Mr. Nicolas’s employment by the Company without “cause” or a resignation by Mr. Nicolas for “good reason,” Mr. Nicolas is entitled to (i) 24 months of continued payments based on an annual amount equal to $325,000, (ii) the immediate vesting of any then-unvested stock options granted to Mr. Nicolas in connection with the execution of his employment agreement, and (iii) the continued vesting of any then-unvested restricted stock during the period Mr. Nicolas continues to serve on an advisory board of the Company. In addition, Mr. Nicolas will be subject to employee and customer non-solicitation restrictions while he is employed by the Company and for twenty four months following termination of employment under circumstances entitling him to severance benefits as described in the immediately preceding sentence, and perpetual confidentiality restrictions.

Employment Agreement with Mr. Herrin. On November 17, 2010, Mr. Herrin entered into an employment agreement with the Company and PacTrust Bank, under which a three-year term of employment commenced on December 6, 2010. On December 6, 2013 and on each anniversary of that date, the term of the agreement will be extended for an additional year unless either party timely notifies the other that the term of the agreement will not be extended. The agreement provides for a minimum base annual salary of $250,000 which, pursuant to amendments to Mr. Herrin’s employment agreement during 2012, was increased to $270,000 (“bonus increase”)

plus $50,000 for services provided by Mr. Herrin at the holding company level. As an inducement material to Mr. Herrin’s entering into employment with the Company and PacTrust Bank, pursuant to the agreement, Mr. Herrin was granted (i) a one-time signing bonus in the form of 4,200 restricted shares of the Company’s voting common stock (“inducement shares”); and (ii) a ten-year non-qualified stock option to purchase 65,000 shares of the Company’s voting common stock at an exercise price of $11.60 per share (“inducement option”). The inducement shares and inducement option began vesting in one-third annual increments on November 17, 2011. In addition, in connection with the amendment to his employment agreement providing for the bonus increase, Mr. Herrin was granted 10,000 immediately vested restricted shares of the Company’s voting common stock. In the event of a termination of Mr. Herrin’s employment by the Company without “cause” or a resignation by Mr. Herrin for “good reason,” Mr. Herrin will be entitled to (i) severance pay equal to 24 months’ (increased from 18 months’ pursuant to the amendment to Mr. Herrin’s employment agreement providing for the bonus increase) salary at the rate in effect on the termination date (excluding the effect of the bonus increase unless such termination of Mr. Herrin’s employment occurs within 12 months following a change in control of the Company), payable in equal monthly installments; (ii) the immediate vesting of any then-unvested portion of his inducement option; and (iii) the continued vesting of any then-unvested portion of his inducement shares during the period Mr. Herrin continues to serve as an advisor to the Company. In addition, Mr. Herrin is subject to employee and customer non-solicitation restrictions while he is employed by the Company and for 24 months following termination of employment under circumstances entitling him to severance benefits as described in the immediately preceding sentence, and perpetual confidentiality restrictions.

Employment Agreement with Mr. Liu. On November 29, 2010, Mr. Liu entered into an employment agreement with the Company and PacTrust Bank, under which a three-year term of employment commenced on January 3, 2011. On November 29, 2012 and on each anniversary of that date, the term of the agreement will be extended for an additional year unless either party timely notifies the other that the term of the agreement will not be extended. The agreement provides for a minimum base annual salary of $228,000 which, pursuant to amendments to Mr. Liu’s employment agreement during 2012, was increased to $270,000 (“bonus increase”). As an inducement material to Mr. Liu’s entering into employment with the Company and PacTrust Bank, pursuant to the agreement, Mr. Liu was granted (i) a one-time signing bonus in the form of 4,300 restricted shares of the Company’s voting common stock (“inducement shares”); and (ii) a ten-year non-qualified stock option to purchase 50,000 shares of the Company’s voting common stock at an exercise price of $11.88 per share (“inducement option”). The inducement shares and inducement option began vesting in one-third annual increments on November 29, 2011. In addition, in connection with the amendment to his employment agreement providing for the bonus increase, Mr. Liu was granted 8,000 immediately vested restricted shares of the Company’s voting common stock. In the event of a termination of Mr. Liu’s employment by the Company without “cause” or a resignation by Mr. Liu for “good reason,” Mr. Liu will be entitled to (i) severance pay equal to 24 months’ (increased from 18 months’ pursuant to the amendment to Mr. Liu’s employment agreement providing for the bonus increase) salary at the rate in effect on the termination date (excluding the effect of the bonus increase unless such termination of Mr. Liu’s employment occurs within 12 months following a change in control of the Company), payable in equal monthly installments; (ii) the immediate vesting of any then-unvested portion of his inducement option; and (iii) the continued vesting of any then-unvested portion of his inducement shares during the period Mr. Liu continues to serve as an advisor to the Company. In addition, Mr. Liu is subject to employee and customer non-solicitation restrictions while he is employed by the Company and for 24 months following termination of employment under circumstances entitling him to severance benefits as described in the immediately preceding sentence, and perpetual confidentiality restrictions.

Separation and Settlement Agreement with Mr. Mitchell

On September 21, 2012, in connection with his resignation as co-Chief Executive Officer of the Company and President and Chief Executive Officer of PacTrust Bank, Mr. Mitchell entered into a Separation and Settlement Agreement with the Company (the “Separation and Settlement Agreement”). The Separation and Settlement Agreement provides for, consistent with the severance amounts provided by the employment agreement entered into by and between Mr. Mitchell and the Company dated as of November 1, 2010, severance payments equal to two years of annual base salary (totaling $832,000), payable in 24 equal monthly installments of $34,667 and, in exchange for the cancellation of all of Mr. Mitchell’s outstanding equity awards, a lump sum cash payment of $503,830. In addition, the Company paid Mr. Mitchell $65,000 in exchange for Mr. Mitchell’s agreement to provide consulting services to the Company and its subsidiaries for up to six months following the resignation date. Mr. Mitchell remains subject to employee and customer non-solicitation restrictions for twenty-four months immediately following the resignation date and perpetual confidentiality restrictions. The Separation and Settlement Agreement also includes a release of all claims against the Company and its subsidiaries and affiliates by Mr. Mitchell and a mutual non-disparagement provision.

Consulting Agreement with Mr. Domingo

On December 26, 2012, the Company and PacTrust Bank entered into a consulting agreement (the “Consulting Agreement”) with Mr. Domingo, who resigned as Executive Vice President and Chief Financial Officer of the Company and PacTrust Bank effective November 13, 2012. Under the Consulting Agreement, Mr. Domingo is to provide consulting services for up to 20 hours per month for a six-month term, which began on January 1, 2013 and will end on June 30, 2013, in order to assist the Company and PacTrust Bank in connection with the transition to his successors of the roles and responsibilities he previously held with the Company and PacTrust Bank. Mr. Domingo is paid a fixed fee of $12,500 per month, up to a maximum of $75,000 during the term of the Consulting Agreement. The Consulting Agreement also contains an acknowledgement of the payment to Mr. Domingo of $40,625, which represents the pro-rated amount of base salary to which Mr. Domingo was entitled under his employment agreement as a result of the waiver by the Company and PacTrust Bank of the 45-day prior notice requirement for Mr. Domingo’s voluntary termination of employment. In addition, the Consulting Agreement includes a general release of all claims against the Company and PacTrust Bank and their affiliates by Mr. Domingo and a mutual non-disparagement provision.

Potential Payments upon Termination of Employment or Change in Control

The following tables show the approximate value of the benefits and payments that the Named Executive Officers other than Messrs. Mitchell and Domingo (whose employment with the Company terminated on September 21, 2012 and November 13, 2012, respectively) would have been entitled to receive as of December 31, 2012 had their employment been terminated or had a change in control occurred on that date. The table excludes (i) amounts accrued through December 31, 2012 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and bonus amounts, (ii) vested account balances under the Company’s 401(k) plan, and (iii) already vested equity awards. Payments to Mr. Mitchell in connection with the termination of his employment are described under “Separation and Settlement Agreement with Mr. Mitchell.” Mr. Domingo did not receive any payments in connection with the termination of his employment, though Mr. Domingo continues to receive compensation as a consultant to the Company, as described under “Consulting Agreement with Mr. Domingo.

Steven A. Sugarman

	Compensation Continuation		Accelerated Vesting of Equity Incentive Awards		Post Employment Healthcare Benefits		Total Benefits to be Received
Termination/Change in Control Scenario
Termination for Cause	$—		$—		$—		$—
Voluntary Termination Without Good Reason	$—		$—		$—		$—
Involuntary Termination Without Cause or Voluntary Termination With Good Reason	$1,350,000	(1)	$50,000	(2)	$28,360	(3)	$1,428,360
Involuntary Termination Without Cause or Voluntary Termination With Good Reason After Change in Control	$1,800,000	(1)	$50,000	(2)	$38,174	(3)	$1,888,174
Change in Control but No Termination of Employment Occurs	$—		$50,000	(2)	$—		$50,000
Death	$—		$50,000	(2)	$28,360	(3)	$78,360
Disability	$—		$50,000	(2)	$28,360	(3)	$78,360

(1)	Represents the amount that would be paid to Mr. Sugarman pursuant to his employment agreement following the termination of his employment, in monthly installments for a period of 18 months if such termination does not occur within two years following a change in control of the Company and for a period of 24 months if such termination occurs within two years following a change in control of the Company.
(2)	Represents the value of the acceleration of vesting of the unvested portion of Mr. Sugarman’s cash-settled stock appreciation right, based on the difference between the closing price per share of the Company’s voting common stock on December 31, 2012 of $12.27 and the base price per share of the stock appreciation right of $12.12.
(3)	Represents the approximate cost to the Company of continuing to provide medical and dental benefits to Mr. Sugarman and his eligible dependents pursuant to his employment agreement following the termination of his employment, for a period of 18 months if such termination does not occur within two years following a change in control of the Company and for a period of 24 months if such termination occurs within two years following a change in control of the Company. In the case of termination due to death or disability, the amount in the table assumes that death or disability does not occur within two years following a change in control; otherwise, in the event such termination occurs within two years, the amount would be $38,174.

Ronald J. Nicolas, Jr.

	Compensation Continuation		Accelerated Vesting of Equity Incentive Awards		Total Benefits to be Received
Termination/Change in Control Scenario
Termination for Cause	$—		$—		$—
Voluntary Termination Without Good Reason	$—		$—		$—
Involuntary Termination Without Cause or Voluntary Termination With Good Reason	$650,000	(1)	$68,250	(2)	$718,250
Involuntary Termination Without Cause or Voluntary Termination With Good Reason After Change in Control	$650,000	(1)	$423,478	(3)	$1,073,478
Change in Control but No Termination of Employment Occurs	$—		$423,478	(4)	$423,478
Death	$—		$423,478	(5)	$423,478
Disability	$—		$423,478	(5)	$423,478

(1)

Represents the amount that would be paid to Mr. Nicolas pursuant to his employment agreement following the termination of his employment, in monthly installments for a period of 24 months. While Mr. Nicolas’s employment agreement provides that such amount is payable only if his employment is terminated by the Company without cause, or by him with good reason, after March 31, 2013, it is assumed for purposes of this table that such date restriction does not apply, notwithstanding the assumption for purposes of this table that Mr. Nicolas’s employment is terminated on December 31, 2012.
(2)	Represents the value of the acceleration of vesting of the unvested portion of Mr. Nicolas’s stock options, based on the difference between the closing price per share of the Company’s voting common stock on December 31, 2012 of $12.27 and the exercise price per share of the option of $11.36 per share. While Mr. Nicolas’s employment agreement provides that such acceleration applies only if his employment is terminated by the Company without cause, or by him with good reason, after March 31, 2013, it is assumed for purposes of this table that such date restriction does not apply, notwithstanding the assumption for purposes of this table that Mr. Nicolas’s employment is terminated on December 31, 2012.
(3)	Represents (i) the value of the acceleration of vesting of the unvested portion Mr. Nicolas’s stock options, based on the difference between the closing price per share of the Company’s voting common stock on December 31, 2012 of $12.27 and the exercise price per share of the option of $11.36 per share, and (ii) the value of the acceleration of vesting of the unvested restricted stock awards held by Mr. Nicolas as of December 31, 2012, based on the closing price per share of the Company’s voting common stock on that date of $12.27. While Mr. Nicolas’s employment agreement provides that such acceleration occurs only if his employment is terminated by the Company without cause, or by him with good reason, after March 31, 2013 or if a change in control occurs after March 31, 2013, it is assumed for purposes of this table that such date restriction does not apply, notwithstanding the assumption for purposes of this table that Mr. Nicolas’s employment is terminated on December 31, 2012 and that a change in control occurs on December 31, 2012.
(4)	Represents (i) the value of the acceleration of vesting of the unvested portion of Mr. Nicolas’s stock options, based on the difference between the closing price per share of the Company’s voting common stock on December 31, 2012 of $12.27 and the exercise price per share of the option of $11.36 per share, and (ii) the value of the acceleration of vesting of the unvested restricted stock awards held by Mr. Nicolas as of December 31, 2012, based on the closing price per share of the Company’s voting common stock on that date of $12.27. While Mr. Nicolas’s stock option agreement provides that such acceleration occurs only if a change in control occurs after March 31, 2013, it is assumed for purposes of this table that such date restriction does not apply, notwithstanding the assumption for purposes of this table that a change in control occurs on December 31, 2012.
(5)	Represents (i) the value of the acceleration of vesting of the unvested portion of Mr. Nicolas’s stock options, based on the difference between the closing price per share of the Company’s voting common stock on December 31, 2012 of $12.27 and the exercise price per share of the option of $11.36 per share, and (ii) the value of the acceleration of vesting of the unvested restricted stock awards held by Mr. Nicolas as of December 31, 2012, based on the closing price per share of the Company’s voting common stock on that date of $12.27.

Robert M. Franko

	Compensation Continuation		Accelerated Vesting of Equity Incentive Awards		Total Benefits to be Received
Termination/Change in Control Scenario
Termination for Cause	$—		$—		$—
Voluntary Termination Without Good Reason	$—		$—		$—
Involuntary Termination Without Cause or Voluntary Termination With Good Reason	$1,000,000	(1)	$—		$1,000,000
Involuntary Termination Without Cause or Voluntary Termination With Good Reason After Change in Control	$1,000,000	(1)	$735,230	(2)	$1,735,230
Change in Control but No Termination of Employment Occurs	$—		$735,230	(2)	$735,230
Death	$—		$735,230	(2)	$735,230
Disability	$—		$735,230	(2)	$735,230

(1)	Represents the amount that would be paid to Mr. Franko pursuant to his employment agreement following the termination of his employment, in monthly installments for a period of 32 months.
(2)	Represents the value of the acceleration of vesting of the unvested restricted stock awards held by Mr. Franko as of December 31, 2012, based on the closing price per share of the Company’s voting common stock on that date of $12.27.

Richard A. Herrin

	Compensation Continuation		Accelerated Vesting of Equity Incentive Awards		Total Benefits to be Received
Termination/Change in Control Scenario
Termination for Cause	$—		$—		$—
Voluntary Termination Without Good Reason	$—		$—		$—
Involuntary Termination Without Cause or Voluntary Termination With Good Reason	$600,000	(1)	$14,517	(3)	$514,517
Involuntary Termination Without Cause or Voluntary Termination With Good Reason After Change in Control	$640,000	(2)	$65,830	(4)	$605,830
Change in Control but No Termination of Employment Occurs	$—		$65,830	(4)	$65,830
Death	$—		$65,830	(4)	$65,830
Disability	$—		$65,830	(4)	$65,830

(1)	Represents the amount that would be paid to Mr. Herrin pursuant to his employment agreement following the termination of his employment, in monthly installments for a period of 24 months.
(2)	Represents the amount that would be paid to Mr. Herrin pursuant to his employment agreement following the termination of his employment, in monthly installments for a period of 24 months. Assumes that such termination of employment occurs within 12 months following a change in control, in which case the calculation of Mr. Herrin’s compensation continuation includes the effect of the 2012 “bonus increase” in his salary. See “—Employment Agreements-Employment Agreement with Mr. Herrin.”
(3)	Represents the value of the acceleration of vesting of the unvested portion of Mr. Herrin’s stock options, based on the difference between the closing price per share of the Company’s voting common stock on December 31, 2012 of $12.27 and the exercise price per share of the option of $11.60 per share.
(4)

Represents (i) the value of the acceleration of vesting of the unvested portion Mr. Herrin’s stock options, based on the difference between the closing price per share of the Company’s voting common stock on

December 31, 2012 of $12.27 and the exercise price per share of the option of $11.60 per share, and (ii) the value of the acceleration of vesting of the unvested restricted stock awards held by Mr. Herrin as of December 31, 2012, based on the closing price per share of the Company’s voting common stock on that date of $12.27.

Chang M. Liu

	Compensation Continuation		Accelerated Vesting of Equity Incentive Awards		Total Benefits to be Received
Termination/Change in Control Scenario
Termination for Cause	$—		$—		$—
Voluntary Termination Without Good Reason	$—		$—		$—
Involuntary Termination Without Cause or Voluntary Termination With Good Reason	$456,000	(1)	$6,500	(3)	$462,500
Involuntary Termination Without Cause or Voluntary Termination With Good Reason After Change in Control	$540,000	(2)	$42,549	(4)	$582,549
Change in Control but No Termination of Employment Occurs	$—		$42,549	(4)	$42,549
Death	$—		$42,549	(4)	$42,549
Disability	$—		$42,549	(4)	$42,549

(1)	Represents the amount that would be paid to Mr. Liu pursuant to his employment agreement following the termination of his employment, in monthly installments for a period of 18 months.
(2)	Represents the amount that would be paid to Mr. Liu pursuant to his employment agreement following the termination of his employment, in monthly installments for a period of 24 months. Assumes that such termination of employment occurs within 12 months following a change in control, in which case the calculation of Mr. Liu’s compensation continuation includes the effect of the 2012 “bonus increase” in his salary. See “—Employment Agreements-Employment Agreement with Mr. Liu.”
(3)	Represents the value of the acceleration of vesting of the unvested portion of Mr. Liu’s stock options, based on the difference between the closing price per share of the Company’s voting common stock on December 31, 2012 of $12.27 and the exercise price per share of the option of $11.88 per share.
(4)	Represents (i) the value of the acceleration of vesting of the unvested portion Mr. Liu’s stock options, based on the difference between the closing price per share of the Company’s voting common stock on December 31, 2012 of $12.27 and the exercise price per share of the option of $11.88 per share, and (ii) the value of the acceleration of vesting of the unvested restricted stock awards held by Mr. Liu as of December 31, 2012, based on the closing price per share of the Company’s voting common stock on that date of $12.27.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is an officer, employee or former officer of the Company or the Banks. None of our executive officers serve as a member of the compensation committee of any other company that has an executive officer serving as a member of our Compensation Committee or our Board of Directors or serve as a member of the board of directors of any other company that has an executive officer serving as a member of our Compensation Committee.

Director Compensation

Components of Director Compensation During 2012. The Company’s director compensation during 2012 consisted of the following components:

•

for service as a Company Board member, compensation in the form of an annual retainer in the amount of $120,000, payable in cash or, at the director’s election, in the form of equity-based awards granted under the Company’s 2011 Omnibus Incentive Plan (the “Omnibus Plan”);

•

for the Chairman of the Company’s Board, additional compensation in the form of an annual retainer in the amount of $60,000, payable in cash or, at the Chairman’s election, in the form of equity-based awards granted under the Omnibus Plan;

•

for each member of the Strategic Planning Committee of the Company’s Board, additional compensation in the form of an annual retainer in the amount of $60,000 ($90,000 for the Chairman of the Strategic Planning Committee), payable in cash or, at the committee member’s election, in the form of equity-based awards granted under the Omnibus Plan; and

•

for each member of the Audit Committee of the Company’s Board, additional compensation in the form of an annual retainer in the amount of $30,000 ($45,000 for the Chairman of the Audit Committee), payable in cash or, at the committee member’s election, in the form of equity-based awards granted under the Omnibus Plan.

Director Sugarman ceased receiving compensation from the Company for his Board service upon his appointment as co-Chief Executive Officer of the Company effective August 21, 2012. Director Sugarman was appointed as Chief Executive Officer of the Company effective September 21, 2012. Commencing in 2013, Mr. Seabold ceased receiving compensation for his Board service once the Company entered into a consulting arrangement with his company on December 27, 2012. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions-Management Services Agreement with CS Financial, Inc.”

The directors of the Company who currently also serve as directors of PacTrustBank are Messrs. Majors (Chairman of PacTrust Bank’s Board), Chrisman, Seabold and Sugarman. The compensation paid to directors of PacTrust Bank (other than Messrs. Sugarman and Seabold, who ceased receiving any compensation for their service as a director of PacTrust Bank effective August 21, 2012 and December 27, 2012, respectively) consisted primarily of the following components:

•

for service as a PacTrust Bank Board member, compensation in the form of an annual retainer in the amount of $40,000, payable in cash or, at the director’s election, in the form of equity-based awards granted under the Omnibus Plan;

•

for the Chairman of PacTrust Bank’s Board (currently Mr. Majors), additional compensation in the form of an annual retainer in the amount of $20,000, payable in cash or, at the Chairman’s election, in the form of equity-based awards granted under the Omnibus Plan; and

•

for each member of the Audit Committee of PacTrust Bank’s Board, additional compensation in the form of an annual retainer in the amount of $6,000, payable in cash or, at the committee member’s election, in the form of equity-based awards granted under the Omnibus Plan.

The directors of the Company who currently also serve as directors of Beach Business Bank are Messrs. Chrisman, Evans and Sugarman (who receives no compensation for his service as a director of Beach Business Bank). The compensation paid to directors of Beach Business Bank (other than Mr. Sugarman) consisted primarily of the following components:

•

for service as a Beach Business Bank Board member, directors are paid a cash retainer in the amount of $1,000 per quarter, plus meeting fees of $1,000 per meeting attended (or $500 per meeting attended telephonically);

•	additional compensation in the amount of $500 per meeting attended is paid for service on a committee (with service on the Loan Committee paid in the amount of $500 per month); and

•	directors are also entitled to reimbursement for travel expenses, up to a maximum of $1,000 per meeting.

Recent Changes to Director Compensation Commencing in 2013. In connection with the Compensation Committee’s review of the Company’s executive compensation program, the Committee also recommended changes to the Company’s director compensation program to reduce director compensation in light of the enhancements to professional resources and the augmentation of management personnel which occurred during the fourth quarter of 2012. Based upon those recommendations, the Board adopted several changes to the compensation program for directors, effective as of April 24, 2013, as follows:

•	the base annual retainer paid to members for service on the Board was increased to $150,000 from $120,000;

•

compensation in addition to the base annual retainer for service on the Audit Committee or Strategic Planning Committee of the Board was reduced to $1,000 per meeting attended (instead of the annual retainer previously paid for service on those committees);

•	committee chairmen each will become entitled to receive compensation in addition to the base annual retainer in the amount of $1,000 per meeting attended;

•	directors serving on the Company’s Board will no longer receive additional compensation for their separate service on the Board of Directors of either PacTrust Bank or Beach Business Bank;

•

members of the Company’s Audit Committee will no longer receive additional compensation for service on the Audit Committees of the Boards of Directors of either PacTrust Bank or Beach Business Bank; and

•

compensation for service as a director will be paid in the form of equity awards (with the option to receive equity awards net of taxes) in lieu of the previous elective system in which directors could choose to receive either cash or equity awards in payment of their compensation.

Director Compensation For 2012. The following table provides information regarding compensation paid to persons who served as directors of the Company during 2012 other than Mr. Sugarman, the Company’s Chief Executive Officer, whose compensation for serving as a director during 2012 prior to his appointment as co-Chief Executive Officer (at which time he ceased receiving compensation for his service as a director) is included in the “All Other Compensation” column of the Summary Compensation Table, and Gregory A. Mitchell, the former President and Chief Executive Officer of the Company and PacTrust Bank who resigned effective September 21, 2012, who received no compensation for his Board service.

Name	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy R. Chrisman	$305,831	—	—	—	—	—	305,831
Chad Brownstein	$180,000	—	—	—	—	—	180,000
Robb Evans(1)	$104,500	—	—	—	—	—	104,500
Jeffrey Karish	$50,000	$100,000	—	—	—	—	150,000
Alvin L. Majors	$227,250	—	—	—	—	—	227,250
Jeffrey T. Seabold	$232,998	—	—	—	—	—	232,998

(1)	Mr. Evans became a director of the Company effective July 1, 2012.
(2)	Includes compensation paid for service as a director on the Boards of Directors of PacTrust Bank and Beach Business Bank.
(3)	Represents the grant date fair values of the stock awards under ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 3 of the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. As of December 31, 2012, the number of unvested shares of restricted stock held by each of the directors was as follows: Mr. Chrisman – 0 shares; Mr. Brownstein – 0 shares; Mr. Evans – 0 shares; Mr. Karish – 2,643 shares; Mr. Majors – 0 shares; and Mr. Seabold – 0 shares.
(4)	As of December 31, 2012, the total number of shares underlying the stock options held by each of the directors named in the table was as follows: Mr. Chrisman – 8,014 shares; Mr. Brownstein – 0 shares; Mr. Evans – 0 shares; Mr. Karish – 0 shares; Mr. Majors – 14,907 shares; and Mr. Seabold – 16,713 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Greater than 5% Shareholders, Directors and Executive Officers

The following table shows, as of March 31, 2013, the beneficial ownership of the Company’s voting common stock by:

•	those persons or entities known by management to beneficially own more than five percent of the outstanding shares of voting common stock;

•	each director of the Company;

•	each Named Executive Officer; and

•	all of the executive officers and directors of the Company as a group.

The address of each of the beneficial owners, except where otherwise indicated, is the same address as the Company’s. As of March 31, 2013, there were 10,856,313 shares of voting common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of voting common stock subject to outstanding options or warrants to purchase shares of voting common stock held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person, however.

Name of Beneficial Owner	Beneficial Ownership	Percent of Voting Common Stock Outstanding
Greater than 5% Shareholders
St. Cloud Capital Partners II, LP, et al.	700,537	6.49%
10866 Wilshire Boulevard, #1450 Los Angeles, California 90024(1)

America Start-Up Institutions Investments I, L.P., et al.	620,507	5.75%
200 Ransom Way Monterey Park, California 91755(2)

Directors and Executive Officers(3)
Timothy R. Chrisman, Chairman of the Board	26,017	0.16%
Steven A. Sugarman, Chief Executive Officer of the Company and Director	69,140	0.63%
Chad T. Brownstein, Director	0	0.00%
Robb Evans, Director	36,000	0.33%
Jeffrey Karish, Director	5,685	0.03%
Alvin L. Majors, Director	95,714	0.88%
Jeffrey T. Seabold, Director	50,813	0.47%
Joanh Schnel, Director	500	0.00%
Ronald J. Nicolas, Jr., Executive Vice President and Chief Financial Officer of the Company	33,397	0.30%
Robert M. Franko, President of the Company and President and Chief Executive Officer of PacTrust Bank and Beach Business Bank	92,087	0.85%
Richard A. Herrin, Executive Vice President, Chief Administrative Officer and Corporate Secretary of the Company and Executive Vice President of PacTrust Bank	56,714	0.52%

Name of Beneficial Owner	Beneficial Ownership	Percent of Voting Common Stock Outstanding
Chang M. Liu, Executive Vice President and Chief Lending Officer of PacTrust Bank	44,277	0.40%
Gregory A. Mitchell, Former President and Chief Executive Officer of the Company(4)	3,392	0.01%
Marangal I. Domingo, Former Executive Vice President and Chief Financial Officer of the Company and the Bank(4)	41,759	0.38%
Directors and executive officers of the Company as a group (18 persons)(3)	653,009	6.01%

(1)	As reported by St. Cloud Capital Partners II, LP (“St.Cloud”), SCGP II, LLC (“SCGP”), Marshall S. Geller and Benjamin Hom in a Schedule 13G amendment filed with the SEC on February 14, 2012. SCGP is the general partner of St. Cloud and Messers. Geller and Hom are the managing members of SCGP. Each of St. Cloud, SCGP, Mr. Geller and Mr. Hom reported shared voting and dispositive powers over all 700,537 shares.
(2)	As reported by America Start-Up Financial Institutions Investments I, L.P. (“America Start-Up”) and CKH Capital, Inc. (“CKH”), the general partner of America Start-Up, in a Schedule 13G filed with the SEC on December 9, 2010. America Start-Up and CKH each reported shared voting and dispositive powers over all 620,507 shares.
(3)	Includes shares held directly, as well as shares held jointly with certain family members, shares held in retirement accounts, held in a fiduciary capacity, held by certain of the individual’s or group members’ families, held by corporations or other entities controlled by the individual or group member, or held by trusts of which the individual or group member is a trustee or substantial beneficiary, with respect to which shares the individual or group member may be deemed to have sole or shared voting and/or investment powers. In addition, includes shares subject to options and warrants which were exercisable as of, or which will become exercisable within 60 days after, March 31, 2013, as follows: Mr. Chrisman – options to purchase 8,014 shares and warrants to purchase 725 shares; Mr. Sugarman – options to purchase 16,165 shares; Mr. Evans – warrants to purchase 26,000 shares; Mr. Majors – options to purchase 14,907 shares; Mr. Seabold – options to purchase 16,713 shares; Mr. Franko – warrants to purchase 26,800 shares; Mr. Herrin – options to purchase 43,333 shares; Mr. Liu – options to purchase 33,334 shares; Mr. Domingo – 26,666 shares; and all directors and executive officers as a group 218,598.
(4)	Share information provided for Messers. Mitchell and Domingo is based on information known to the Company as of their respective resignation dates.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 with respect to compensation plans under which shares of the Company’s common stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted- average exercise price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	55,799	$15.81	697,951	(1)
Equity compensation plans not approved by security holders	470,000	$11.63	—

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

General. The Company and the Banks may engage in a transaction or series of transactions with our directors, executive officers and certain persons related to them. Except for loans by the Banks, which are governed by a separate policy, those transactions that constitute “related party” transactions under Item 404 of SEC Regulation S-K are subject to the review and approval of the Audit Committee and ratification by the Board of Directors. All other transactions with executive officers, directors and related persons other than those in the ordinary course of our banking business are approved by the Board of Directors.

Loans. The Banks have written policies of granting loans to officers and directors, which fully complies with all applicable federal regulations. Loans to directors and executive officers are made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with each Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. These loans to directors and executive officers are not made at preferential rates; however, certain closing fees are waived. No director, executive officer or any of their affiliates had aggregate indebtedness to either Bank at below market interest rate loans exceeding $120,000 in the aggregate during the fiscal year ended December 31, 2012.

As of December 31, 2012, there were no loans outstanding to any director or executive officer of the Company.

Management Services Agreement with CS Financial, Inc. On December 27, 2012, PacTrust Bank entered into a Management Services Agreement (the “Services Agreement”) with CS Financial, Inc. (the “Consultant”), a Southern California-based mortgage banking firm controlled by Jeffrey T. Seabold, a member of the Boards of Directors of the Company and PacTrust Bank. The Services Agreement was recommended by disinterested members of management of PacTrust Bank and negotiated and approved by special committees of the Board of Directors of each of the Company and PacTrust Bank (the “Special Committees”), comprised exclusively of independent, disinterested directors of the Boards. Each of the Boards of Directors of PacTrust Bank and the Company also considered and approved the Services Agreement, upon the recommendation of the Special Committees. The Special Committees’ mandate concerning the relationship between the Company, PacTrust Bank and CS Financial is on-going.

Under the Services Agreement, the Consultant agrees to provide PacTrust Bank such reasonably requested financial analysis, management consulting, knowledge sharing, training services and general advisory services as PacTrust Bank and the Consultant may mutually agree with respect to PacTrust Bank’s residential mortgage lending business, including strategic plans and business objectives, compliance function, monitoring, reporting and related systems, and policies and procedures (the “Services”).

The Services Agreement is terminable at will by either PacTrust Bank or the Consultant upon ten-days’ written notice to the other party. As compensation for the Services, the Consultant will receive a monthly fee of $100,000 plus reimbursement for out-of-pocket charges for the account of PacTrust Bank or otherwise incurred by the Consultant in connection with the provision of the Services. The Services Agreement was entered into as part of PacTrust Bank’s ongoing efforts to build a robust residential lending platform and is intended, together with the recent additions of management personnel in PacTrust Bank’s finance and accounting functions and in leadership roles in the residential lending division, including naming Mr. Seabold as the Managing Director of the division, as well as additional legal resources and compliance capabilities dedicated to the needs of PacTrust Bank’s residential mortgage lending business, along with other actions, to further augment existing management resources, enhance internal controls and obtain specialized expertise.

Certain relatives and entities affiliated with relatives of Steven A. Sugarman, Chief Executive Officer of the Company and member of the Board of Directors of the Company and PacTrust Bank, also own certain minority, non-controlling interests in the Consultant.

Director Independence

The Board has determined that Directors Brownstein, Chrisman, Evans, Karish, Majors and Schnel, constituting a majority of the Board members, are “independent directors,” as that term is defined in Rule 5605 of the Listing Rules of the NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services

Fees

For the year ended December 31 2012, KPMG LLP provided, and for the year ended December 31, 2011, Crowe Horwath provided, various audit, audit-related and non-audit services to the Company, as follows:

	Year Ended December 31,
	2012	2011
Audit Fees(1)	$393,276	$334,698
Audit Related Fees(2)	$—	$129,750
Tax Fees(3)	$—	$43,980
All Other Fees(4)	$45,173	$—

(1)	For 2012, KPMG LLP billed the Company $393,276 for the audit of the Company’s 2012 consolidated annual financial statements and for the audit of the Company’s internal control over financial reporting. For 2011, Crowe Horwath LLP billed the Company $334,698 for: the audit of the Company’s 2011 consolidated annual financial statements and the audit of the Company’s internal control over financial reporting; and the reviews of the interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011.
(2)	Primarily for review and assurance and related services.
(3)	Primarily for tax compliance, tax advice and tax return preparation services.
(4)	For Model Validation Consulting Project.

Pre-Approval of Audit and Non-Audit Services

Pursuant to the terms of its charter, the Audit Committee of the Company’s Board of Directors is responsible for the appointment, compensation, retention and oversight of the work of the independent registered public accounting firm. The Audit Committee must pre-approve the engagement letters and the fees to be paid to the independent registered public accounting firm for all audit and permissible non-audit services to be provided by the independent registered public accounting firm and consider the possible effect that any non-audit services could have on the independence of the auditors. The Audit Committee may establish pre-approval policies and procedures, as permitted by applicable law and SEC regulations and consistent with its charter for the engagement of the independent registered public accounting firm to render permissible non-audit services to the Corporation, provided that any pre-approvals delegated to one or more members of the committee are reported to the committee at its next scheduled meeting. At this time, the Audit Committee has not adopted any pre-approval policies.

The Audit Committee has authorized the independent registered public accounting firm to provide to the Company tax services and certain services in connection with the administration of our benefit plans. In authorizing those services, the Committee determined that providing those services were compatible with maintaining the independence of the independent registered public accounting firm.

Item 15. Exhibits and Financial Statement Schedules

(a)(3) Exhibits

Exhibit Number	Description of Document

31.1	Rule 13a-14(a) Certification (Chief Executive Officer) (Principal Executive Officer)

31.2	Rule 13a-14(a) Certification (President)

31.3	Rule 13a-14(a) Certification (Chief Financial Officer) (Principal Financial Officer)

31.4	Rule 13a-14(a) Certification (Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: April 30, 2013	By:	/S/ STEVEN A. SUGARMAN
Steven A. Sugarman, Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2013	/S/ STEVEN A. SUGARMAN Steven A. Sugarman Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2013	/S/ ROBERT M. FRANKO Robert M. Franko President

Date: April 30, 2013	/S/ RONALD J. NICOLAS, JR.
Ronald J. Nicolas, Jr.
Executive Vice President/ Chief Financial Officer (Principal Financial Officer)

Date: April 30, 2013	*
Timothy R. Chrisman Chairman of the Board

Date: April 30, 2013	*
Chad T. Brownstein, Director

Date: April 30, 2013	*
Robb Evans, Director

Date: April 30, 2013	*
Jeffrey Karish, Director

Date: April 30, 2013	*
Alvin L. Majors, Director

Date: April 30, 2013	*
Jeffrey T. Seabold, Director

Date: April 30, 2013
Jonah Schnel, Director

Date: April 30, 2013	/S/ LONNY D. ROBINSON
Lonny D. Robinson
Executive Vice President/ Chief Financial Officer, Pacific Trust Bank (Principal Accounting Officer)

*By:	/S/ STEVEN A. SUGARMAN
Steven A. Sugarman, Attorney-in-Fact