Form 10-Q
period 2013-03-31
FIRST PACTRUST BANCORP INC
filed 2013-05-10
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013 the registrant had outstanding 10,879,726 shares of voting common stock and 1,124,258 shares of Class B non-voting common stock.

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

Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement for the Company’s pending acquisition of the Private Bank of California (“PBOC”); (ii) the outcome of any legal proceedings that may be instituted against the Company or PBOC; (iii) the inability to complete the PBOC transaction due to the failure to satisfy such transaction’s conditions to completion, including the receipt of regulatory approvals and the approval of the merger agreement by PBOC’s shareholders; (iv) risks that the proposed PBOC transaction, or the Company’s recently completed acquisitions of Beach Business Bank and Gateway Bancorp, may disrupt current plans and operations, the potential difficulties in customer and employee retention as a result of the transactions and the amount of the costs, fees, expenses and charges related to the transactions; (v) continuation or worsening of current recessionary conditions, as well as continued turmoil in the financial markets; (vi) the credit risks of lending activities, which may be affected by further deterioration in real estate markets and the financial condition of borrowers, may lead to increased loan and lease delinquencies, losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan and lease losses not being adequate to cover actual losses and require us to materially increase our loan and lease loss reserves; (vii) the quality and composition of our securities portfolio; (viii) changes in general economic conditions, either nationally or in our market areas; (ix) continuation of the historically low short-term interest rate environment, changes in the levels of general interest rates, and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources; (x) fluctuations in the demand for loans and leases, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area; (xi) results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan and lease losses, write-down asset values, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (xii) legislative or regulatory changes that adversely affect our business, including changes in regulatory capital or other rules; (xiii) our ability to control operating costs and expenses; (xiv) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; (xv) errors in our estimates in determining fair value of certain of our assets, which may result in significant declines in valuation; (xvi) the network and computer systems on which we depend could fail or experience a security breach; (xvii) our ability to attract and retain key members of our senior management team; (xviii) costs and effects of litigation, including settlements and judgments; (xix) increased competitive pressures among financial services companies; (xx) changes in consumer spending, borrowing and saving habits; (xxi) adverse changes in the securities markets; (xxii) earthquake, fire or other natural disasters affecting the condition of real estate collateral; (xxiii) the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions; (xxiv) inability of key third-party providers to perform their obligations to us; (xxv) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board or their application to our business or final audit adjustments, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; (xxvi) war or terrorist activities; and (xxvii) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. You should not place undue reliance on forward-looking statements, and we undertake no obligation to update any such statements to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

First PacTrust Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share and per share data)

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$8,420	$8,254
Interest-bearing deposits	114,776	100,389

Total cash and cash equivalents	123,196	108,643
Time deposits in financial institutions	3,635	5,027
Securities available for sale, at fair value	99,658	121,419
Loans and leases receivable, net of allowance of $16,015 at March 31, 2013 and $14,448 at December 31, 2012	1,611,257	1,234,023
Loans held for sale, carried at fair value	114,582	113,158
Federal Home Loan Bank and other bank stock, at cost	8,844	8,842
Servicing rights, net ($2,579 measured at fair value at March 31, 2013 and $1,739 at December 31, 2012)	3,077	2,278
Accrued interest receivable	5,051	5,002
Other real estate owned (OREO), net	1,764	4,527
Premises, equipment, and capital leases, net	17,695	16,147
Bank-owned life insurance	18,742	18,704
Deferred income tax, net	7,572	7,572
Goodwill	7,048	7,048
Affordable housing fund investment	6,038	6,197
Income tax receivable	2,624	5,545
Other intangible assets, net	5,107	5,474
Other assets	15,165	13,096

Total assets	$2,051,055	$1,682,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	142,735	194,662
Interest-bearing deposits	1,556,063	1,111,680

Total deposits	1,698,798	1,306,342
Advances from Federal Home Loan Bank	50,000	75,000
Notes payable, net	82,031	81,935
Reserve for loss on repurchased loans	3,498	3,485
Accrued expenses and other liabilities	28,430	27,183

Total liabilities	1,862,757	1,493,945
Commitments and contingent liabilities	—	—
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference for a total of $32,000; 50,000,000 shares authorized, 32,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	31,934	31,934
Common stock, $.01 par value per share, 196,863,844 shares authorized; 12,024,303 shares issued and 10,853,290 shares outstanding at March 31, 2013; 12,013,717 shares issued and 10,780,427 shares outstanding at December 31, 2012	120	120
Class B non-voting non-convertible Common stock, $.01 par value per share, 3,136,156 shares authorized; 1,112,188 shares issued and outstanding at March 31, 2013 and December 31, 2012	11	11
Additional paid-in capital	155,139	154,563
Retained earnings	25,755	26,550
Treasury stock, at cost (1,171,013 shares at March 31, 2013 and 1,233,290 shares at December 31, 2012)	(25,850)	(25,818)
Accumulated other comprehensive income, net	1,189	1,397

Total shareholders’ equity	188,298	188,757

Total liabilities and shareholders’ equity	$2,051,055	$1,682,702

First PacTrust Bancorp, Inc.

Consolidated Statements of Income and Comprehensive Income/(Loss)

(In thousands of dollars except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
Interest and dividend income
Loans, including fees	$18,537	$9,528
Securities	498	737
Dividends and other interest-earning assets	133	60

Total interest and dividend income	19,168	10,325
Interest expense
Deposits	1,999	1,349
Federal Home Loan Bank advances	63	100
Capital leases	12	—
Notes payable	1,735	—

Total interest expense	3,809	1,449

Net interest income	15,359	8,876
Provision for loan and lease losses	2,168	691

Net interest income after provision for loan and lease losses	13,191	8,185
Noninterest income
Customer service fees	546	361
Loan servicing income	188	16
Income from bank owned life insurance	38	69
Net gain (loss) on sales of securities available for sale	308	(39)
Net gain on sale of loans	312	—
Net gain on mortgage banking activities	16,370	—
Other income	166	96

Total noninterest income	17,928	503
Noninterest expense
Salaries and employee benefits	19,080	4,867
Occupancy and equipment	3,193	999
Professional fees	2,297	543
Data processing	910	407
Advertising	522	239
Regulatory assessments	381	318
Loan servicing and foreclosure expense	204	338
Operating loss on equity investment	159	76
Valuation allowance for OREO	79	14
Net gain on sales of other real estate owned	(114)	(316)
Provision for loan repurchases	256	—
Amortization of intangible assets	367	—
Other expense	2,224	733

Total noninterest expense	29,558	8,218

Income before income taxes	1,561	470
Income tax expense	632	93

Net income	$929	$377
Preferred stock dividends and discount accretion	288	400

Net income (loss) available to common shareholders	$641	$(23)

Basic earnings (loss) per common share	$0.05	$—

Diluted earnings (loss) per common share	$0.05	$—

Basic earnings (loss) per class B common share	$0.05	$—

Diluted earnings (loss) per class B common share	$0.05	$—

First PacTrust Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(In thousands of dollars, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
Net income	$929	$377
Other comprehensive income, before tax:
Change in net unrealized gains on securities:
Unrealized holding gains arising during the period, net of tax (expense) benefit of $0 and $341, respectively	100	488
Less: reclassification adjustment for (gains) losses included in net income net of tax (expense) benefit of $0 and $16, respectively	(308)	23

Total other comprehensive income (loss), net of tax	$(208)	$511

Comprehensive income	$721	$888

First PacTrust Bancorp, Inc.

Consolidated Statements of Shareholder’s Equity

(In thousands of dollars, except share and per share data)

(Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance at January 1, 2012	$31,934	$128	$150,786	$27,623	$(25,037)	$(939)	$184,495
Comprehensive income (loss):
Net income	—	—	—	377	—	—	377
Other comprehensive income, net	—	—	—	—	—	511	511
Stock option compensation expense	—	—	214	—	—	—	214
Stock awards earned	—	—	70	—	—	—	70
Purchase of 6,864 shares of treasury stock	—	—	—	—	(73)	—	(73)
Tax loss of restricted share awards vesting	—	—	(1)				(1)
Dividends declared ($0.12 per common share)	—	—	214	(1,399)	—	—	(1,185)
Preferred stock dividends	—	—	—	(400)	—	—	(400)
Capital raising expenses	—	—	(6)	—	—	—	(6)

Balance at March 31, 2012	$31,934	$128	$151,277	$26,201	$(25,110)	$(428)	$184,002

Balance at January 1, 2013	$31,934	$131	$154,563	$26,550	$(25,818)	$1,397	$188,757
Net income	—	—	—	929	—	—	929
Other comprehensive income, net	—	—	—	—	—	(208)	(208)
Purchase of 5,973 shares of treasury stocks	—	—	—	—	(32)	—	(32)
Stock option compensation expense	—	—	93	—	—	—	93
Restricted stock compensation expense	—	—	428	—	—		428
Issuance of stock awards	—	—	55	—	—		55
Dividends declared ($0.12 per common share)	—	—	—	(1,436)	—	—	(1,436)
Preferred stock dividends	—	—	—	(288)	—	—	(288)

Balance at March 31, 2013	$31,934	$131	$155,139	$25,755	$(25,850)	$1,189	$188,298

First PacTrust Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$929	$377
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	2,168	691
Provision for loan repurchases	256	—
Net gain on mortgage banking activities	(16,370)	—
Gain on sale of loans	(312)	—
Net amortization (accretion) of securities	572	180
Depreciation	723	220
Amortization of intangibles	367	—
Amortization of debt	96	—
Stock option compensation expense	93	214
Restricted stock compensation expense	428
Stock award compensation expense	—	70
Bank owned life insurance income	(38)	(69)
Operating loss on equity investment	159	76
Net (gain) loss on sale of securities available for sale	(308)	39
(Gain) loss on sale of other real estate owned	(114)	(316)
Gain on sale of property and equipment	(2)	—
Deferred income tax (benefit) expense	—	326
Increase in valuation allowances on other real estate owned	79	14
Originations of loans held for sale	(332,808)	—
Proceeds from loans held for sale	341,863	—
Deferred loan costs	(207)	60
Premiums and discounts on purchased loans	(2,573)	(177)
Accrued interest receivable	(49)	(223)
Other assets	478	3,702
Accrued interest payable and other liabilities	1,047	1,499

Net cash from operating activities	(3,523)	6,683

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	8,064	2,938
Proceeds from maturities, calls, principal repayments of securities available-for-sale	23,124	8,624
Purchases of securities available-for-sale	(9,881)	(10,782)
Loan originations and principal collections, net	(59,049)	(43,454)
Purchase of loans	(332,343)	(19,546)
Redemption of Federal Home Loan Bank stock	—	333
Purchase of Federal Home Loan Bank and Other Bank Stocks	(2)	—
Net change in other interest-bearing deposits	1,392	—
Proceeds from sale of loans	20,045	—
Proceeds from sale of other real estate owned	3,283	5,765
Additions to premises and equipment	(2,269)	(2,045)
Payments of capital lease obligations	(43)	(2)

Net cash from investing activities	(347,679)	(58,169)

Cash flows from financing activities:
Net increase (decrease) in deposits	392,456	67,509
Repayments of Federal Home Loan Bank advances	(50,000)	(20,000)
Proceeds from Federal Home Loan Bank advances	25,000	35,000
Capital raising expenses	—	(6)
Purchase of treasury stock	(32)	(73)
Iissuance of stock awards	55	—
Tax benefit (loss) from RRP shares vesting	—	(1)
Dividends paid on preferred stock	(288)	(400)
Dividends paid on common stock	(1,436)	(1,185)

Net cash from financing activities	365,755	80,844

Net change in cash and cash equivalents	14,553	29,358
Cash and cash equivalents at beginning of year	108,643	44,475

Cash and cash equivalents at end of year	$123,196	$73,833

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$15,359	$1,425
Income taxes paid	—	—
Supplemental disclosure of noncash activities
Transfer from other real estate owned to contracts receivable	—	—
Transfer from loans to other real estate owned, net	—	3,614
Equipment acquired under capital leases	714	128

See accompanying notes to consolidated financial statements

FIRST PACTRUST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Amounts in thousands of dollars, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of First PacTrust Bancorp, Inc (“First PacTrust or the Company”) and its wholly owned subsidiaries, Pacific Trust Bank (“PacTrust Bank”), Beach Business Bank (Beach, and together with PacTrust Bank, the Banks) and PTB Property Holdings, LLC, as of March 31, 2013 and December 31, 2012 and for the three month periods ended March 31, 2013 and March 31, 2012, except that the accounts of Beach Business Bank were not included for amounts prior to July 1, 2012. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries.

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

The Banks are engaged in the business of retail banking, with operations conducted through 19 banking offices serving San Diego, Los Angeles, Orange and Riverside counties, California and thirty-one loan production offices in California, Arizona, Oregon and Washington. As of March 31, 2013, single family residential (SFR) loans and Green loans, SFR mortgage lines of credit, accounted for approximately 50.5 percent and 11.9 percent, respectively, of the Company’s loan and lease portfolio, with a high percentage of such loans concentrated in Southern California. However, the customer’s ability to repay their loans or leases is dependent on the real estate market and general economic conditions in the area.

The accounting and reporting polices of the Company are based upon U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies or in its estimates and assumptions from those disclosed in its 2012 Annual Report on Form 10-K other than the adoption of new accounting pronouncements and other authoritative guidance that became effective for the Company on or after January 1, 2013. Refer to Accounting Pronouncements for discussion of accounting pronouncements adopted in 2013.

Basis of Presentation: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by GAAP are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2012 filed by the Company with the Securities and Exchange Commission. The December 31, 2012 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, but does not include all of the disclosures required by GAAP.

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

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan and lease losses, reserve for loss reimbursements on sold loans, servicing rights, other real estate owned, realization of deferred tax assets, goodwill, other intangible assets, mortgage banking derivatives, fair value of assets and liabilities acquired in business combinations, fair value estimate of private label residential mortgage-backed securities, and the fair value of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Company had $7.8 million and $8.4 million of valuation allowance related to its deferred tax assets at March 31, 2013 and December 31, 2012 (See further discussion in Note 11, Income Taxes).

Accounting Pronouncements: During the three months ended March 31, 2013, the following pronouncements applicable to the company were issued or became effective:

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01” ). ASU 2013-01 clarifies that ordinary trade receivables and other receivables are not in the scope of ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities (“2011- 11”). Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the ASC or subject to a master netting arrangement or similar agreement. The amendments in ASU 2013-01 are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220), Reporting of Amounts Reclassified out of Other Comprehensive Income (“ASU 2013-02”). The provisions in the ASU supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income (“AOCI”) in ASUs 2011-05 and 2011-12. ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company has adopted ASU 2013-02 for the three months ended March 31, 2013. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

NOTE 2 – BUSINESS COMBINATIONS

Beach Business Bank Merger

Effective July 1, 2012, the Company acquired Beach Business Bank (Beach) pursuant to the terms of the Agreement and Plan of Merger (the Merger Agreement) dated August 30, 2011, as amended October 31, 2011. At the effective time of the transaction, a newly formed and wholly owned subsidiary of the Company (Merger Sub) merged with and into Beach (the Merger), with Beach continuing as the surviving entity in the Merger and a wholly owned subsidiary of the Company. Pursuant and subject to the terms of the Merger Agreement, each outstanding share of Beach common stock (other than specified shares owned by the Company, Merger Sub or Beach, and other than in the case of shares in respect of, or underlying, certain Beach options and other equity awards, which were treated as set forth in the Merger Agreement) was converted into the right to receive $9.21415 in cash and one warrant. Each warrant entitles the holder to purchase 0.33 of a share of Company common stock at an exercise price of $14.00 per share of Company Common Stock for a period of one year. The aggregate cash consideration paid to Beach shareholders in the Merger was approximately $39.1 million. In addition, Beach shareholders received in aggregate warrants to purchase the equivalent of 1,401,959 shares of the Company’s common stock with an estimated fair value of $1.0 million.

Beach operates branches in Manhattan Beach, Long Beach, and Costa Mesa, California. Beach also has a division named The Doctors Bank®, which serves physicians and dentists nationwide. Additionally, Beach provides loans to small businesses based on Small Business Administration (SBA) lending programs. Beach’s consolidated assets and equity (unaudited) as of June 30, 2012 totaled $311.9 million and $33.3 million, respectively. The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the Company’s consolidated December 31, 2012 and March 31, 2013 financial statements as such.

In accordance with GAAP guidance for business combinations, the Company recorded $7.0 million of goodwill and $4.5 million of other intangible assets during the year ended December 31, 2012. The other intangible assets are primarily related to core deposits and are being amortized on an accelerated basis over 2—7 years. For tax purposes purchase accounting adjustments, including goodwill are all non-taxable and/or non-deductible.

The unique market opportunity that was created with the acquisition is that it creates for our Company the opportunity to leverage Beach’s branch network, SBA lending platform, the Doctors Bank product offerings and other programs that can be deployed throughout our market which we expect will help augment our customer base. This acquisition was consistent with the Company’s strategy to build a regional presence in Southern California. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as acquire new customers in the expanded region.

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

Gateway operated branches in Lakewood and Laguna Hills, California. As part of the acquisition, Mission Hills Mortgage Bankers (“MHMB”, a division of Gateway), including its 22 loan production offices in California, Arizona, Oregon and Washington, became a division of PacTrust Bank. Gateway’s consolidated assets and equity (unaudited) as of August 17, 2012 totaled $175.5 million and $25.8 million, respectively. The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the December 31, 2012 and March 31, 2013 consolidated financial statements as such.

In accordance with GAAP guidance for business combinations, the Company recorded $11.6 million of bargain purchase gain and $1.7 million of other intangible assets during the year ended December 31, 2012. The other intangible assets are related to $720 thousand of core deposits, which are being amortized on an accelerated basis over 4—6 years, and $955 thousand of trade name intangible which is being amortized over 20 years. For tax purposes the purchase accounting adjustments and bargain purchase gain are non-taxable and/or non-deductible. Due to circumstances that Gateway faced at the time the acquisition was negotiated, which include regulatory orders and operating losses, the terms negotiated included a purchase price that was $5 million lower than Gateway Bancorp’s equity book value. The discount was further increased to $6.5 million in exchange for the elimination of any contingent liability to the shareholder of Gateway Bancorp related to mortgage repurchase risk. Due to delays in obtaining regulatory approval, the deal closed nine months later than originally planned. This passage of time allowed Gateway to eliminate all regulatory orders, return to profitability, improve asset quality, and increase the book value of equity by reducing the expected discount on assets. As a result, a bargain purchase gain of $11.6 million resulted at the time of purchase.

This acquisition was consistent with the Company’s strategy to build a regional presence in Southern California. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

Pro Forma Information

The following table presents unaudited pro forma information as if the acquisitions had occurred on January 1, 2012 after giving effect to certain adjustments. The unaudited pro forma information for the three months ended March 31, 2013 and 2012 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Pro Forma
	Three Months Ended
	March 31, 2013	March 31, 2012
SUMMARIZED INCOME STATEMENT DATA (unaudited):
Net interest income	$15,359	$13,830
Provision for loan and lease losses	2,168	891
Non-interest income	17,928	9,860
Non-interest expense	29,558	21,563
Income (loss) before income taxes	1,561	1,236
Income tax expense (benefit)	632	414

Net income (loss)	929	822

Basic earning (loss) per share	$0.05	$0.07
Diluted earnings (loss) per share	$0.05	$0.07

Excluded from the above pro forma financials is a gain of $11.6 million related to the bargain purchase gain for the Gateway acquisition.

Pending Acquisition

Private Bank of California

On August 21, 2012, First PacTrust and Beach entered into a definitive agreement to acquire all the outstanding stock of The Private Bank of California, a California-chartered bank (“PBOC”). Pursuant to the agreement, if the PBOC merger is completed, PBOC will merge with and into Beach (or at the option of First PacTrust, PacTrust Bank). At March 31, 2013, PBOC had total assets of $674.3 million, total loans, net of allowance for loan losses, of $376.3 million and total deposits of $580.7 million. PBOC provides a range of financial services, including credit and deposit products as well as cash management services, from its headquarters located in the Century City area of Los Angeles, California as well as a full-service branch in Hollywood and loan production offices in downtown Los Angeles and Irvine. PBOC’s target clients include high-net worth and high income individuals, business professionals and their professional service firms, business owners, entertainment service businesses and non-profit organizations.

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

Completion of the PBOC merger is subject to certain conditions, including receipt of approval of the shareholders of PBOC. The Company’s merger application for Beach and PBOC was approved by the DFI on March 21, 2013 and the FDIC on March 27, 2013. The acquisition will be accounted for under the acquisition method of accounting. We expect to complete the transaction on or before July 5, 2013, although we cannot assure you that the transaction will close on that timetable or at all.

NOTE 3 – FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Impaired Loans and Leases. The fair value of impaired loans and leases with specific allocations of the allowance for loan and lease losses based on collateral values is generally based on recent real estate appraisals (Level 2). These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Loans Held for Sale. The fair value of loans held for sale is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics. Therefore, loans held for sale subjected to recurring fair value adjustments are classified as Level 2.

Derivative Assets and Liabilities. The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as freestanding derivatives. The derivative assets are interest rate lock commitments (IRLCs) with prospective residential mortgage borrowers whereby the interest rate on the loan is determined prior to funding and the borrowers have locked in that interest rate. These commitments are determined to be derivative instruments in accordance with GAAP. The derivative liabilities are hedging instruments (typically to be announced, or TBA securities) used to hedge the risk of fair value changes associated with changes in interest rates relating to the Company’s mortgage loan origination operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities as Level 2.

Servicing Rights – Mortgage. The Company retains servicing on some of its mortgage loans sold and elected the fair value option for valuation of these mortgage servicing rights. The value is based on a third party model that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. Because of the significance of unobservable inputs, these servicing rights are classified as Level 3.

I/O Strips Receivable. The fair value is determined by discounting future cash flows using discount rates and prepayment assumptions that market participants would use for similar financial instruments. Because of the significance of unobservable inputs, the I/O strips receivable are classified as Level 3.

Other Real Estate Owned Assets (OREO). OREO are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. For the three months ended March 31, 2013 and March 31, 2012, the Company experienced $79 thousand and $14 thousand in valuation allowance expense for those assets, respectively.

Assets and Liabilities Measured on a Recurring and Non Recurring Basis

Available-for-sale securities, loans held for sale, derivative assets and liabilities, and servicing rights—mortgage are measured at fair value on a recurring basis, whereas impaired loans and leases and other real estate owned are measured at fair value on a non-recurring basis.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements Level
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level One)	(Level Two)	(Level Three)
	(In thousands)
At March 31, 2013:
Assets
Available-for-sale securities:
U.S. government-sponsored entities and agency securities	$2,002	$—	$2,002	$—
Private label residential mortgage-backed securities	37,492	—	35,573	1,919
Agency mortgage-backed securities	60,164	—	60,164	—
Loans held for sale	114,582	—	114,582	—
Derivative assets (1)	4,637	—	4,637	—
Mortgage servicing rights (2)	2,579	—	—	2,579
Liabilities
Derivative liabilities (3)	902	—	902	—
At December 31, 2012:
Assets
Available-for-sale securities:
U.S. government-sponsored entities and agency securities	$2,710	$—	$2,710	$—
State and Municipal securities	9,944	—	9,944	—
Private label residential mortgage-backed securities	41,846	—	39,632	2,214
Agency mortgage-backed securities	66,919	—	66,919	—
Loans held for sale	113,158	—	113,158	—
Derivative assets (1)	2,890	—	2,890	—
Mortgage servicing rights (2)	1,739	—	—	1,739
Liabilities
Derivative liabilities (3)	988	—	988	—

(1)	Included in other assets on the consolidated statements of financial condition
(2)	Included in servicing rights, net on the consolidated statements of financial condition
(3)	Included in accrued expenses and other liabilities on the consolidated statements of financial condition

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a non recurring basis as of the dates indicated:

		Fair Value Measurements Level
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level One)	(Level Two)	(Level Three)
	(In thousands)
At March 31, 2013:
Assets
Impaired loans:
Real estate 1-4 family first mortgage	$17,063	$—	$6,635	$10,428
Multi-family	2,336	—	—	2,336
Real estate mortgage	2,510	—	819	1,691
Other real estate owned assets:
Real estate 1-4 family first mortgage	336	—	—	336
Land	1,428	—	—	1,428
At December 31, 2012:
Assets
Impaired loans:
Real estate 1-4 family first mortgage	$21,778	$—	$3,041	$18,737
Multi-family	5,442	—	—	5,442
Real estate mortgage	2,531	—	829	1,702
HELOC’s, home equity loans, and other consumer installment credit	3	—	—	3
Other real estate owned assets:
Real estate 1-4 family first mortgage	118	—	—	118
Land	3,889	—	—	3,889

There were $5.5 million and no impaired loans and leases with specific allowances tested for impairment using the fair value of the collateral for collateral dependent loans at March 31, 2013 and December 31, 2012, respectively.

Other real estate owned measured at fair value less costs to sell, had a net carrying value of $1.7 million, which was comprised of the outstanding balance of $1.8 million, net of a valuation allowance of $69 thousand at March 31, 2013. At December 31, 2012, real estate owned had a net carrying value of $4.5 million, which is made up of the outstanding balance of $6.6 million, net of a valuation allowance of $2.1 million.

The tables below present a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013.

	Private label
	residential	Mortgage
	mortgage-backed	Servicing
	securities	Rights	Total
	(In thousands)
Balance of recurring Level 3 securities at January 1, 2013	$2,214	$1,739	$3,953
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings—realized	—	—	—
Included in earnings—fair value adjustment	—	25	25
Included in other comprehensive income	(1)	—	(1)
Amortization of premium (discount)	—	—	—
Additions	—	910	910
Sales, issuances and settlements	(294)	(95)	(389)

Balance of recurring Level 3 securities at March 31, 2013	$1,919	$2,579	$4,498

The table below presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012:

Private label
residential
mortgage-backed
securities
(In thousands)
Balance of recurring Level 3 securities at January 1, 2012	$91,862
Transfers out of Level 3	—
Total gains or losses (realized/unrealized):
Included in earnings—realized	(39)
Included in earnings—unrealized	—
Included in other comprehensive income	860
Amortization of premium (discount)	(182)
Purchases	10,743
Sales, issuances and settlements	(11,556)

Balance of recurring Level 3 securities at March 31, 2012	$91,688

The following table presents quantitative information about Level 3 fair value measurements on a recurring basis at March 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Private label residential mortgage backed securities	$1,919	Discounted cash flow	Voluntary prepayment rate Collateral default rate	5.38% to 5.62% (5.50%) 7.54% to 8.48% (8.01%)
			Loss severity at default	55%
Servicing rights-mortgage	2,579	Discounted cash flow	Discount rate	10.5% to 11.5% (10.5%)
			Prepayment rate	5.9% to 36.4% (11.8%)

The following table presents quantitative information about Level 3 fair value measurements on a recurring basis at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Private label residential mortgage backed securities	$2,214	Discounted cash flow	Voluntary prepayment rate Collateral default rate	3.15% to 8.00% (5.80%) 8.46% to 8.56% (8.5%)
			Loss severity at default	55%
Servicing rights-mortgage	1,739	Discounted cash flow	Discount rate	10.5% to 11.5% (10.5%)
			Prepayment rate	4.3 to 35.3% (13.8%)

The significant unobservable inputs used in the fair value measurement of the Company’s private label and agency residential mortgage backed securities are prepayment rates, collateral default rates, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the collateral default rates is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights include the discount rate and estimated cash flows. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2013 and December 31, 2012 were as follows:

		Fair Value Measurements Level
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
At March 31, 2013:
Financial assets
Cash and cash equivalents	$123,196	$123,196	$—	$—	$123,196
Time deposits in financial institutions	3,635	3,635	—	—	3,635
Securities available-for-sale	99,658	—	97,739	1,919	99,658
FHLB stock	8,844	—	8,844	—	8,844
Loans and leases receivable, net, excluding loans held for sale	1,611,257	—	—	1,643,815	1,643,815
Loans held for sale	114,582	—	114,582	—	114,582
Accrued interest receivable	5,051	28	7	5,016	5,051
Derivative assets	4,637	—	4,637	—	4,637
Servicing rights	2,579	—	—	2,579	2,579
Financial liabilities
Deposits	1,698,798	—	1,698,618	—	1,698,618
Advances from the FHLB	50,000	—	50,169	—	50,169
Notes payable	82,031	86,411	—	—	86,411
Derivative liabilities	902	—	902	—	902
Accrued interest payable	1,695	1,346	349	—	1,695
At December 31, 2012:
Financial assets
Cash and cash equivalents	$108,643	$108,643	$—	$—	$108,643
Time deposits in financial institutions	5,027	5,027	—	—	5,027
Securities available-for-sale	121,419	—	119,205	2,214	121,419
FHLB stock	8,842	—	8,842	—	8,842
Loans and leases receivable, net, excluding loans held for sale	1,234,023	—	—	1,267,292	1,267,292
Loans held for sale	113,158	—	113,158	—	113,158
Accrued interest receivable	5,002	7	50	4,945	5,002
Derivative assets	2,890	—	2,890	—	2,890
Servicing rights	2,278	—	—	2,278	2,278
Financial liabilities
Deposits	1,306,342	—	1,305,884	—	1,305,884
Advances from the FHLB	75,000	—	75,166	—	75,166
Notes payable	81,935	86,106	—	—	86,106
Derivative liabilities	988	—	988	—	988
Accrued interest payable	1,639	1,335	304	—	1,639

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, FHLB stock, and accrued interest receivable and payable. The methods for determining the fair values for securities available for sale, derivatives assets and liabilities, and I/O strips are described above. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of long-term debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material (or is based on the current fees or costs that would be charged to enter into or terminate such arrangements) and is not presented.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2013 and December 31, 2012, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
March 31, 2013
Available-for-sale
U.S. government-sponsored entities and agency securities	$2,000	$2	$—	$2,002
Private label residential mortgage-backed securities	37,182	401	(91)	37,492
Agency mortgage-backed securities	59,929	361	(126)	60,164

Total securities available for sale	99,111	764	(217)	99,658

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
December 31, 2012
Available-for-sale
U.S. government-sponsored entities and agency securities	$2,706	$4	$—	$2,710
State and Municipal securities	9,660	284	—	9,944
Private label residential mortgage-backed securities	41,499	475	(128)	41,846
Agency mortgage-backed securities	66,818	335	(234)	66,919

Total securities available for sale	$120,683	$1,098	$(362)	$121,419

The Company recorded no other-than-temporary impairment (“OTTI”) for securities available for sale at March 31, 2013 or December 31, 2012.

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

	March 31, 2013
	Amortized	Fair
	Cost	Value
	(In thousands)
Maturity
Available-for-sale
Within one year	$—	$—
One to five years	2,000	2,002
Five to ten years	—	—
Greater than ten years	—	—
Private label residential mortgage backed and FNMA mortgage-backed securities	97,111	97,656

	$99,111	$99,658

At March 31, 2013 and December 31, 2012, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at March 31, 2013 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale
Private label residential mortgage-backed securities	$7,035	$(39)	$5,247	$(52)	$12,282	$(91)
Agency residential mortgage-backed securities	14,518	(106)	1,095	(20)	15,613	(126)

Total available-for-sale	$21,553	$(145)	$6,342	$(72)	$27,895	$(217)

The following table summarizes the investment securities with unrealized losses at December 31, 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-sale
Private label residential mortgage-backed securities	$2,194	$(13)	$10,061	$(115)	$12,255	$(128)
Agency residential mortgage-backed securities	37,388	(234)	—	—	37,388	(234)

Total available-for-sale	$39,582	$(247)	$10,061	$(115)	$49,643	$(362)

As of March 31, 2013, the Company’s securities available for sale portfolio consisted of 73 securities, 31 of which were in an unrealized loss position. The unrealized losses are related to an increase in prepayment speeds of the agency mortgage-backed securities as discussed below.

The Company’s private label residential mortgage-backed securities that are in an unrealized loss position had a fair value of $12.3 million with unrealized losses of $91 thousand at March 31, 2013. The Company’s agency residential mortgage-backed securities that are in an unrealized loss position had a fair value of $15.6 million with unrealized losses of $126 thousand at March 31, 2013. The Company monitors its securities portfolio to insure it has adequate credit support and as of March 31, 2013, the Company believes there is no OTTI and it does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. Of the Company’s $99.7 million securities portfolio, $92.9 million were rated AAA, AA or A, $5.9 million were rated BBB, and $882 thousand were rated BB based on the most recent credit rating as of March 31, 2013. The Company considers the lowest credit rating for identification of potential OTTI. Subsequently, the Company sold the non-investment grade investment of $882 thousand during the month of April 2013, at a nominal gain, to be in compliance with the Company’s investment policy.

NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

As of March 31, 2013 and December 31, 2012 the Company had the following balances in its loan and lease portfolio:

	March 31, 2013
	Non-Traditional	Traditional	Total NTM and	Purchased Credit	Total Loans and
	Mortgages (NTM)	Loans	Traditional Loans	Impaired	Leases Receivable
	(In thousands)
Commercial
Commercial and industrial	$—	$74,596	$74,596	$4,783	$79,379
Real estate mortgage	—	310,920	310,920	21,630	332,550
Multi-family	—	124,288	124,288	838	125,126
SBA	—	30,375	30,375	5,331	35,706
Construction	—	6,862	6,862	—	6,862
Lease financing	—	16,398	16,398	—	16,398
Consumer:
Real estate 1-4 family first mortgage	203,026	431,622	634,648	185,833	820,481
Green Loans (HELOC)—First Liens	186,791	—	186,791	—	186,791
Green Loans (HELOC)—Second Liens	6,464	—	6,464	—	6,464
Other HELOC’s, home equity loans, and other consumer installment credit	—	15,454	15,454	55	15,509

Total Gross Loans	$396,281	$1,010,515	$1,406,796	$218,470	$1,625,266

Percentage to total gross loans	24.4%	62.2%	86.6%	13.4%	100.0%
Net deferred loan costs					$636
Unamortized purchase premium					1,370
Allowance for loan losses					(16,015)

Loans and leases receivable, net					$1,611,257

	December 31, 2012
	Non-Traditional	Traditional	Total NTM and	Purchased Credit	Total Loans and
	Mortgages (NTM)	Loans	Traditional Loans	Impaired	Leases Receivable
	(In thousands)
Commercial
Commercial and industrial	$—	$73,585	$73,585	$6,808	$80,393
Real estate mortgage	—	318,051	318,051	21,837	339,888
Multi-family	—	112,829	112,829	845	113,674
SBA	—	30,512	30,512	5,608	36,120
Construction	—	6,648	6,648	—	6,648
Lease financing	—	11,203	11,203	—	11,203
Consumer:
Real estate 1-4 family first mortgage	162,240	211,527	373,767	65,066	438,833
Green Loans (HELOC)—First Liens	198,351	—	198,351	—	198,351
Green Loans (HELOC)—Second Liens	7,653	—	7,653	—	7,653
Other HELOC’s, home equity loans, and other consumer installment credit	—	13,740	13,740	56	13,796

Total Gross Loans	$368,244	$778,095	$1,146,339	$100,220	$1,246,559

Percentage to total gross loans	29.5%	62.5%	92.0%	8.0%	100.0%
Net deferred loan costs					$447
Unamortized purchase premium					1,465
Allowance for loan losses					(14,448)

Loans and leases receivable, net					$1,234,023

Non Traditional Mortgage Loans

The Company’s non-traditional mortgage portfolio is comprised of three interest only products: the Green Account Loans (Green Loans), the hybrid interest only fixed or adjustable rate mortgage (Interest Only) and a small number of loans with the potential for negative amortization. As of March 31, 2013 and December 31, 2012, the non-traditional mortgages totaled $396.3 million or 24.4 percent of the total gross loan portfolio and $368.2 million or 29.5 percent of the total gross loan portfolio, respectively, which is an increase of $28.0 million or 7.6 percent.

	March 31, 2013			December 31, 2012
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green	224	$193,255	48.8%	239	$206,004	56.0%
Interest-only	272	183,924	46.4	191	142,978	38.8
Negative amortizaion	40	19,102	4.8	40	19,262	5.2

Total NTM loans	536	$396,281	100.0%	470	$368,244	100.0%

Total gross loan portfolio		$1,625,266			$1,246,559
% of NTM to total gross loan portfolio		24.4%			29.5%

Green Loans

Green Loans are single family residence first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year balloon payment due at maturity. At March 31, 2013, Green Loans totaled $193.3 million, a decrease of $12.7 million or 6.2 percent from $206.0 million at December 31, 2012, primarily due to reductions in principal balance and payoffs of $5.4 million and $12.8 million, respectively, partially offset by advances of $5.4 million. As of March 31, 2013 and December 31, 2012, $5.4 million and $5.7 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization.

Interest Only Loans

Interest only loans are primarily single family residence first mortgage loans with payment features that allow interest only payment in initial periods before converting to fully amortizing payments. As of March 31, 2013, our interest only loans increased by $40.9 million or 28.6 percent to $183.9 million from $143.0 million at December 31, 2012, primarily due to originations of $32.7 million and purchases of $29.3 million, partially offset by sales of $11.4 million, payoffs and principal reductions of $5.2 million and reclassification of $4,3 million from NTM interest only to traditional loans due to the expiration of the initial interest only period and conversion to a fully amortizing basis. The Company decreased its overall percent to total gross loans by 0.2 percent from 11.5 percent at December 31, 2012 to 11.3 percent at March 31, 2013 of the total gross loan portfolio. As of March 31, 2013 and December 31, 2012, $2.7 million and $0.9 million, respectively, of the Company’s interest only loans were non-performing.

Loans with the Potential for Negative Amortization

The negative amortization loan balance decreased to $19.1 million as of March 31, 2013 from $19.3 million as of December 31, 2012. The Company discontinued origination of negative amortization loans in 2007. As of March 31, 2013 and December 31, 2012, none and $142 thousand, respectively, of the Company’s loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

Risk Management of Non-Traditional Mortgages

The Company has assessed that the most significant performance indicators for non-traditional mortgages (NTMs) are loan-to-value (LTV) and FICO scores. Accordingly, we manage credit risk in the NTM portfolio through semi-annual review of the loan portfolio that includes refreshing FICO scores on the Green Loans and home equity lines of credit and ordering third party automated valuation models. The loan review is designed to provide an effective method of identifying borrowers who may be experiencing financial difficulty before they actually fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO of 10 percent or more and a resulting FICO of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded which will increase the reserves the Company will establish for potential losses. A report of the semi-annual loan review is published and regularly monitored.

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

As a result, the Company proactively manages the portfolio by performing detailed analysis on its portfolio with emphasis on the non-traditional mortgage portfolio. The Company’s Internal Asset Review Committee (IARC) conducts monthly meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations.

On the interest only loans, the Company projects future payment changes to determine if there will be an increase in payment of 3.50 percent or greater and then monitor the loans for possible delinquency. The individual loans are monitored for possible downgrading of risk rating, and trends within the portfolio are identified that could affect other interest only loans scheduled for payment changes in the near future.

Non Traditional Mortgage Performance Indicators

In addition to monitoring of credit grades, for NTMs, the Company manages the loan portfolio with attention to borrower credit scores and LTV. The tables below represent the Company’s non-traditional one-to-four SFR mortgage Green Loans first lien portfolio at March 31, 2013 by FICO score as of the dates indicated:

FICO Scores

	FICO score at March 31, 2013			FICO score at December 31, 2012			Changes in count and amounts
($ in thousands)	Count	Amount	Percent	Count	Amount	Percent	Count change	Amount change	Percent change
800+	8	$6,993	3.7%	10	$8,133	4.1%	(2)	$(1,140)	(14.0)%
700-799	114	95,793	51.4	120	101,188	51.0	(6)	(5,395)	(5.3)
600-699	52	56,652	30.3	55	60,052	30.3	(3)	(3,400)	(5.7)
<600	14	12,214	6.5	15	12,887	6.5	(1)	(673)	(5.2)
No FICO	10	15,139	8.1	12	16,091	8.1	(2)	(952)	(5.9)

Totals	198	$186,791	100.0%	212	$198,351	100.0%	$(14)	$(11,560)	(5.8)%

The Company updates FICO scores on a semi-annual basis, typically in November and April or as needed in conjunction with proactive portfolio management. As such, the FICO scores did not materially change from December 31, 2012 to March 31, 2013, but the change during the quarter reflects loans that were paid off during the quarter.

The table below represents the Company’s one-to-four SFR non-traditional mortgage first lien portfolio by LTV as of the dates indicated:

Loan to Value

	March 31, 2013
	Green			I/O			Neg Am			Total
LTV’s (1)	Count	Amount	Percentage	Count	Amount	Percentage	Count	Amount	Percentage	Count	Amount	Percentage
< 61	49	$57,398	30.8%	65	$62,019	33.7%	11	$2,417	12.7%	125	$121,834	31.2%
61-80	61	51,621	27.6	77	63,557	34.5	4	1,214	6.4	142	116,392	29.9
81-100	53	54,775	29.3	47	24,029	13.1	11	8,059	42.1	111	86,863	22.3
> 100	35	22,997	12.3	83	34,319	18.7	14	7,412	38.8	132	64,728	16.6

Totals	198	$186,791	100.0%	272	$183,924	100.0%	40	$19,102	100.0%	510	$389,817	100.0%

	December 31, 2012
	Green			I/O			Neg Am			Total
LTV’s (1)	Count	Amount	Percentage	Count	Amount	Percentage	Count	Amount	Percentage	Count	Amount	Percentage
< 61	51	$59,546	30.0%	60	$47,295	33.1%	11	$2,442	12.6%	122	$109,283	30.3%
61-80	63	51,934	26.2	72	59,025	41.3	4	1,225	6.4	139	112,184	31.1
81-100	61	62,518	31.5	27	17,578	12.3	11	8,120	42.2	99	88,216	24.5
> 100	37	24,353	12.3	31	18,967	13.3	14	7,475	38.8	82	50,795	14.1

Totals	212	$198,351	100.0%	190	$142,865	100.0%	40	$19,262	100.0%	442	$360,478	100.0%

(1)	LTV represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company’s policy

At March 31, 2013, the increase in interest only loans primarily related to purchases of 89 loans with a carrying value of $29.3 million and originations of $32.7 million, partially offset by sales, payoffs, principal reductions, and conversions to traditional loans of $21.1 million.

Allowance for Loan and Lease Losses

The Company has an established credit risk management process that includes regular management review of the loan and lease portfolio to identify any problem loans and leases. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of the loan agreements. Such loans are subject to increased monitoring. Consideration is given to placing the loan on non-accrual status, assessing the need for additional allowance for loan and lease losses, and partial or full charge-off. The Company maintains the allowance for loan and lease losses at a level that is considered adequate to cover the estimated and known inherent risks in the loan portfolio and off-balance sheet unfunded credit commitments. The allowance for loan and lease losses includes allowances for loan, lease, and off-balance sheet unfunded credit commitment losses.

The credit risk monitoring system is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy level of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Company has created a written credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Company maintains an adequate allowance for credit losses. The Board of Directors provides oversight for the allowance evaluation process, including quarterly valuations, and determines whether the allowance is adequate to absorb losses in the loan and lease portfolio. The determination of the amount of the allowance for loan and lease losses and the provision for loan and lease losses is based on management’s current judgment about the credit quality of the loan and lease portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for loan and lease losses. The nature of the process by which the Company determines the appropriate allowance for loan and lease losses requires the exercise of considerable judgment. Additions to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses. Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan and lease losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for loan and lease losses.

The following is a summary of activity in the allowance for loan and lease losses and ending balances of loans evaluated for impairment for the three months ended March 31, 2013 and 2012.

	2013	2012
Balance at beginning of year	$14,448	$12,780
Loans and leases charged off	(906)	(2,299)
Recoveries of loans and leases previously charged off	305	1
Provision for loan and lease losses	2,168	691

Balance at end of period	$16,015	$11,173

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and is based on the impairment method for the three months ended March 31, 2013.

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- Family	SBA	Construction	Lease Financing	Real Estate 1-4 family First Mortgage	HELOC’s, Home Equity Loans, and Other Consumer Credit	Unallocated	TOTAL
Allowance for loan and lease losses:
Balance as of December 31, 2012	$263	$3,178	$1,478	$118	$21	$261	$8,855	$274	$—	$14,448
Charge-offs	—	(105)	(384)	(125)	—	(23)	(262)	(7)	—	(906)
Recoveries	—	—	88	125	—	2	90	—	—	305
Provision	218	625	362	15	273	23	529	(70)	193	2,168

Balance as of March 31, 2013	$481	$3,698	$1,544	$133	$294	$263	$9,212	$197	$193	$16,015

Individually evaluated for impairment	$—	$38	$329	$—	$—	$—	$1,095	$—	$—	$1,462
Collectively evaluated for impairment	481	3,636	1,215	133	294	263	7,902	197	193	14,314
Acquired with deteriorated credit quality	—	24	—	—	—	—	215	—	—	239

Total ending allowance balance	$481	$3,698	$1,544	$133	$294	$263	$9,212	$197	$193	$16,015

Loans:
Individually evaluated for impairment	$—	$2,511	$2,336	$—	$—	$—	$17,062	$—	$—	$21,909
Collectively evaluated for impairment	74,564	307,338	123,329	30,329	6,831	16,418	806,197	21,901	—	1,386,907
Acquired with deteriorated credit quality	4,781	21,616	838	5,333	—	—	185,833	55	—	218,456

Total ending loan balances	$79,345	$331,465	$126,503	$35,662	$6,831	$16,418	$1,009,092	$21,956	$—	$1,627,272

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and is based on the impairment method for the three months ended March 31, 2012.

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- Family	SBA	Construction	Lease Financing	Real Estate 1-4 family First Mortgage	HELOC’s, Home Equity Loans, and Other Consumer Credit	Unallocated	TOTAL
Allowance for loan and lease losses:
Balance as of December 31, 2011	$128	$2,234	$1,541	$—	$—	$—	$8,635	$242	$—	$12,780
Charge-offs	—	(236)	—	—	—	—	(2,060)	(3)	—	(2,299)
Recoveries	—	—	—	—	—	—	—	1	—	1
Provision	1	930	60	—	—	—	(258)	(42)	—	691

Balance as of March 31, 2012	$129	$2,928	$1,601	$—	$—	$—	$6,317	$198	$—	$11,173

Individually evaluated for impairment	$—	$357	$732	$—	$—	$—	$164	$—	$—	$1,253
Collectively evaluated for impairment	129	2,571	869	—	—	—	6,153	198	—	9,920
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

Total ending allowance balance	$129	$2,928	$1,601	$—	$—	$—	$6,317	$198	$—	$11,173

Loans:
Individually evaluated for impairment	$—	$3,558	$5,485	$—	$—	$—	$15,704	$4	$—	$24,751
Collectively evaluated for impairment	8,967	157,530	78,735	—	—	—	551,012	17,414	—	813,658
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

Total ending loan balances	$8,967	$161,088	$84,220	$—	$—	$—	$566,716	$17,418	$—	$838,409

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of and for the three months ended March 31, 2013. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans and leases, net of any deferred fees and costs. Recorded investment excludes accrued interest receivable, as it is not considered to be material.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD	Cash Basis Interest Recognized YTD
With no related allowance recorded:
Commercial
Commercial and industrial	$—	$—	$—	$—	$—	$—
Real estate mortgage	1,646	819	—	824	—	—
Multi-family	—	—	—	—	—	—
SBA	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	1,900	1,448	—	1,458	—	—
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—	—	—
With an allowance recorded:
Commercial
Commercial and industrial	—	—	—	—	—	—
Real estate mortgage	1,690	1,691	38	1,695	3	3
Multi-family	2,336	2,336	329	2,343	—	—
SBA	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	15,560	15,615	1,098	15,567	106	96
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—	—	—

Total	$23,132	$21,909	$1,465	$21,887	$109	$99

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of and for the three months ended March 31, 2012. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans and leases, net of any deferred fees and costs. Recorded investment excludes accrued interest receivable, as it is not considered to be material

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses Allocated	Average Recorded Investment YTD	Interest Income Recognized YTD	Cash Basis Interest Recognized YTD
With no related allowance recorded:
Commercial
Commercial and industrial	$—	$—	$—	$—	$—	$—
Real estate mortgage	776	780	—	781	11	11
Multi-family	—	—	—	—	—	—
SBA	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	11,179	11,199	—	11,616	100	63
HELOC’s, home equity loans, and other consumer installment credit	4	4	—	4	—	—
With an allowance recorded:
Commercial
Commercial and industrial	—	—	—	—	—	—
Real estate mortgage	2,782	2,792	357	2,792	12	12
Multi-family	5,485	5,495	732	5,499	77	58
SBA	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	4,525	4,517	164	4,518	55	20
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—	—	—

Total	$24,751	$24,787	$1,253	$25,210	$255	$164

The following table presents information for impaired loans and leases for the three months ended March 31, 2013 and 2012:

	2013	2012
Average of individually impaired loans during the period	$21,887	$25,210
Interest income recognized during impairment	109	255
Cash-basis interest income recognized	99	164

Nonaccrual loans and leases and loans past due 90 days still on accrual were as follows as of the dates indicated:

	March 31, 2013			December 31, 2012
	Traditional Loans	NTM Loans	Total	Traditional Loans	NTM Loans	Total
Loans past due over 90 days or more still on accrual	$—	$—	$—	$—	$—	$—
Nonaccrual loans
The Company maintains specific allowance allocations for these loans of $1,415 in 2013 and $1,267 in 2012	$8,476	$8,045	$16,521	$11,166	$11,827	$22,993

Nonaccrual loans and leases consisted of the following as of the dates indicated:

	March 31, 2013			December 31, 2012
	Traditional Loans	NTM Loans	Total	Traditional Loans	NTM Loans	Total
Commercial:
Commercial and industrial	$203	$—	$203	$—	$—	$—
Real estate mortgage	3,110	—	3,110	2,906	—	2,906
Multi-Family	2,336	—	2,336	5,442	—	5,442
SBA	102	—	102	141	—	141
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	2,725	2,678	5,403	2,676	6,169	8,845
Green Loan (HELOC)—First Liens	—	5,367	5,367	—	5,658	5,658
Green Loan (HELOC)—Second Liens	—	—	—	—	—	—
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	1	—	1

Total	$8,476	$8,045	$16,521	$11,166	$11,827	$22,993

Past Due Loans and Leases

The following tables present the aging of the recorded investment in past due loans and leases as of March 31, 2013, with purchased credit impaired (PCI) loans shown separately, excluding accrued interest receivable which is not considered to be material by class of loans and leases and delinquency status on purchased PCI pools which are not evaluated based on payment history.

	March 31, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Gross Financing Receivables	Considered Current That Have been Modified in Previous Year
NTM and Traditional Loans
Commercial:
Commercial and industrial	$203	$—	$—	$203	$74,361	$74,564	$—
Real estate mortgage	1,627	—	616	2,243	307,606	309,849	288
Multi-family	—	—	—	—	125,665	125,665	—
SBA	110	—	—	110	30,219	30,329	—
Construction	—	—	—	—	6,831	6,831	—
Lease financing	—	—	—	—	16,418	16,418	—
Consumer:
Real estate 1-4 family first mortgage	5,873	1,439	7,230	14,542	808,717	823,259	—
HELOC’s, home equity loans, and other consumer installment credit	683	—	—	683	21,218	21,901	—

Total	$8,496	$1,439	$7,846	$17,781	$1,391,035	$1,408,816	$—

PCI loans:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$4,781	$4,781
Real estate mortgage	—	—	464	464	21,152	21,616
Multi-family	—	—	—	—	838	838
SBA	290	—	124	414	4,919	5,333
Consumer:
Real estate 1-4 family first mortgage	143	—	—	143	185,690	185,833
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—	55	55

Total	$433	$—	$588	$1,021	$217,435	$218,456

Total	$8,929	$1,439	$8,434	$18,802	$1,608,470	$1,627,272

NTM Loans:
Green Loans	$3,095	$—	$5,000	$8,095	$185,160	$193,255
Interest-Only	1,013	—	1,601	2,614	181,310	183,924
Negative Amortization	1,298	—	—	1,298	17,804	19,102

Total	$5,406	$—	$6,601	$12,007	$384,274	$396,281

The following tables presents the aging of the recorded investment in past due loans and leases as of December 31, 2012, with PCI loans shown separately, excluding accrued interest receivable which is not considered to be material by class of loans and leases and delinquency status on purchased PCI pools which are not evaluated based on payment history.

	December 31, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Gross Financing Receivables	Considered Current That Have been Modified in Previous Year
NTM and Traditional Loans
Commercial:
Commercial and industrial	$248	$7	$—	$255	$73,324	$73,579	$2,297
Real estate mortgage	257	518	375	1,150	315,913	317,063	2,318
Multi-family	—	—	—	—	114,237	114,237	—
SBA	26	110	—	136	30,332	30,468	—
Construction	—	—	—	—	6,623	6,623	—
Lease financing	118	—	—	118	11,085	11,203	—
Consumer:				—		—
Real estate 1-4 family first mortgage	3,356	4,441	8,747	16,544	557,057	573,601	—
HELOC’s, home equity loans, and other consumer installment credit	27	—	1	28	21,449	21,477	—

Total	$4,032	$5,076	$9,123	$18,231	$1,130,020	$1,148,251	$4,615

PCI loans:
Commercial:
Commercial and industrial	$—	$—	$178	$178	$6,630	$6,808
Real estate mortgage	1,080	377	445	1,902	19,935	21,837
Multi-family	—	—	—	—	845	845
SBA	317	63	687	1,067	4,541	5,608
Consumer:
Real estate 1-4 family first mortgage	1,008	1,082	2,080	4,170	60,896	65,066
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—	56	56

Total	$2,405	$1,522	$3,390	$7,317	$92,903	$100,220

Total	$6,437	$6,598	$12,513	$25,548	$1,222,923	$1,248,471

NTM Loans:
Green Loans	$1,411	$2,495	$5,658	$9,564	$196,440	$206,004
Interest-Only	794	58	908	1,760	141,218	142,978
Negative Amortization	—	421	—	421	18,841	19,262

Total	$2,205	$2,974	$6,566	$11,745	$356,499	$368,244

Troubled Debt Restructurings:

Troubled Debt Restructurings (TDRs) of loans are defined by ASC 310-40, “Troubled Debt Restructurings by Creditors” and ASC 470-60, “Troubled Debt Restructurings by Debtors” and evaluated for impairment in accordance with ASC 310-10-35. The concessions may be granted in various forms, including reduction in the stated interest rate, reduction in the amount of principal amortization, forgiveness of a portion of a loan balance or accrued interest, or extension of the maturity date. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

For the three months ended March 31, 2013, there was one modification through extension of maturity. For the three months ended March 31, 2012, no loans were modified as TDRs.

	Three months ended March 31,
	2013			2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Troubled Debt Restructurings:
Consumer
Real estate 1-4 family first mortgage	1	367	367	0	—	—

Total	1	$367	$367	0	$—	$—

The following table presents loans and leases by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the periods indicated:

	Three months ended March 31,
	2013		2012
	Number of	Recorded	Number of	Recorded
	Loans	Investment	Loans	Investment
TDRs that subsequently defaulted:
Consumer
Real estate 1-4 family first mortgage	0	—	2	831

Total	0	$—	2	$831

Troubled debt restructured loans and leases consist of the following:

	March 31, 2013		December 31, 2012
	NTM and Tradtional Loans	PCI loans	NTM and Tradtional Loans	PCI loans
Commercial
Commercial and industrial	$—	$—	$—	$1,236
Real estate mortgage	529	1,247	530	1,355
Multi-family	—		3,090	—
SBA	—	388	—	423
Consumer
Real estate 1-4 family first mortgage	8,772	1,281	12,047	—
HELOC’s, home equity loans, and other consumer installment credit	—		1	—

Total	$9,301	$2,916	$15,668	$3,014

Troubled debt restructured loans, excluding PCI loans, were $9.3 million and $15.7 million at March 31, 2013 and December 31, 2012, respectively. The Company did not have any commitments to lend to customers with outstanding loans or leases that are classified as troubled debt restructurings as of March 31, 2013 and December 31, 2012.

Credit Quality Indicators:

The Company categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company performs historical loss analysis that is combined with a comprehensive loan or lease to value analysis to analyze the associated risks in the current loan and lease portfolio. The Company analyzes loans and leases individually by classifying the loans and leases as to credit risk. This analysis includes all loans and leases delinquent over 60 days and non-homogenous loans and leases such as commercial and commercial real estate loans and leases. Classification of problem single family residential loans is performed on a monthly basis while analysis of non-homogenous loans and leases is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

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

Doubtful/Loss. Loans and leases classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans and leases not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans and leases. ASC 310-30 PCI loans not rated are evaluated based on payment history.

The following tables display the Company’s risk categories for loans and leases as of the dates indicated:

	March 31, 2013
		Special			ASC 310-30
	Pass	Mention	Substandard	Doubtful	PCI	TOTAL
NTM and Traditional Loans
Commercial
Commercial and industrial	$74,361	$—	$203	$—	$—	$74,564
Real estate mortgage	304,552	1,403	3,894	—	—	309,849
Multi-family	122,436	—	3,229	—	—	125,665
SBA	30,227	15	87	—	—	30,329
Construction	6,831	—	—	—	—	6,831
Lease financing	16,418	—	—	—	—	16,418
Consumer
Real estate 1-4 family first mortgage	798,466	11,852	12,941	—	—	823,259
HELOC’s, home equity loans, and other consumer installment credit	21,246	446	209	—	—	21,901

Total	$1,374,537	$13,716	$20,563	$—	$—	$1,408,816

PCI loans:
Commercial
Commercial and industrial	$179	$4,041	$561	$—	$—	$4,781
Real estate mortgage	15,090	1,846	4,680	—	—	21,616
Multi-family	838	—	—	—	—	838
SBA	2,015	1,314	2,004	—	—	5,333
Consumer
Real estate 1-4 family first mortgage	—	—	143	—	185,690	185,833
HELOC’s, home equity loans, and other consumer installment credit	—	55	—	—	—	55

Total	$18,122	$7,256	$7,388	$—	$185,690	$218,456

Total	$1,392,659	$20,972	$27,951	$—	$185,690	$1,627,272

NTM Loans:
Green Loans	$179,921	$6,928	$6,406	$—	$—	$193,255
Interest-Only	180,590	656	2,678	—	—	183,924
Negative Amortization	18,685	417	—	—	—	19,102

Total	$379,196	$8,001	$9,084	$—	$—	$396,281

	December 31, 2012
		Special			ASC 310-30
	Pass	Mention	Substandard	Doubtful	PCI	TOTAL
NTM and Traditional Loans
Commercial
Commercial and industrial	$73,579	$—	$—	$—	$—	$73,579
Real estate mortgage	310,976	1,618	4,469	—	—	317,063
Multi-family	109,059	—	5,178	—	—	114,237
SBA	30,296	18	154	—	—	30,468
Construction	6,623	—	—	—	—	6,623
Lease financing	11,203	—	—	—	—	11,203
Consumer
Real estate 1-4 family first mortgage	543,928	11,222	18,451	—	—	573,601
HELOC’s, home equity loans, and other consumer installment credit	21,071	193	213	—	—	21,477

Total	$1,106,735	$13,051	$28,465	$—	$—	$1,148,251

PCI loans:
Commercial
Commercial and industrial	$—	$189	$6,619	$—	$—	$6,808
Real estate mortgage	15,108	1,080	5,649	—	—	21,837
Multi-family	845	—	—	—	—	845
SBA	1,148	1,085	3,375	—	—	5,608
Consumer
Real estate 1-4 family first mortgage	—	—	137	—	64,929	65,066
HELOC’s, home equity loans, and other consumer installment credit	—	—	56	—	—	56

Total	$17,101	$2,354	$15,836	$—	$64,929	$100,220

Total	$1,123,836	$15,405	$44,301	$—	$64,929	$1,248,471

NTM Loans:
Green Loans	$192,188	$7,119	$6,697			$206,004
Interest-Only	135,679	230	7,069			142,978
Negative Amortization	18,841	421	—			19,262

Total	$346,708	$7,770	$13,766	$—	$—	$368,244

Purchased Credit Impaired Loans and Leases

For the three months ended March 31, 2013 and year ended December 31, 2012, the Company purchased loans and leases for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans and leases at March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013		December 31, 2012
	Outstanding	Carrying	Outstanding	Carrying
	Balance	Amount	Balance	Amount
Commercial
Commercial and industrial	$6,453	$4,781	$11,350	$6,808
Real estate mortgage	24,922	21,616	22,698	21,837
Multi-family	1,205	838	1,208	845
SBA	7,181	5,333	7,967	5,608
Consumer:
Real estate 1-4 family first mortgage	334,045	185,833	108,428	65,066
HELOC’s, home equity loans, and other consumer installment credit	110	55	110	56

Outstanding balance	$373,916	$218,456	$151,761	$100,220

Accretable yield, or income expected to be collected as of March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
	2013	2012
Balance at beginning of period	$32,206	$—
New loans or leases purchased	45,142	6,447
Accretion of income	(2,668)	(177)
Reclassifications from nonaccretable difference	1,430	—
Disposals	(169)	—

Balance at end of period	$75,941	$6,270

During the quarter ended March 31, 2013, the Company completed three bulk loan acquisitions with unpaid principal balances and fair values of $451.5 million and $332.3 million, respectively, at the respective acquisition dates. The Company determined that certain loans in these bulk acquisitions reflected evidence of credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected (2013 PCI Loans). The total unpaid principal balances and fair values of the PCI loans as of March 31, 2013 were $373.9 million and $218.5 million, respectively. Cash flows expected to be collected as of March 31, 2013 were $294.4 million.

NOTE 6 – SERVICING RIGHTS

The Company retains mortgage servicing rights (MSRs) from its sales of certain residential mortgage loans. MSRs on residential mortgage loans are reported at fair value. Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs and third party subservicing costs. The Company retains servicing rights in connection with its SBA loan operations, which are measured using the amortization method. Prior to the acquisition of Gateway, the Company did not have any MSRs and prior to the acquisitions of Beach and Gateway, the Company did not have any SBA servicing rights. Income earned from servicing rights for the three months ended March 31, 2013 and 2012 was $188 thousand and none, respectively. This amount is reported in loan servicing income in the consolidated statements of operations and comprehensive income (loss). At March 31, 2013 and December 31, 2012, servicing rights are comprised of the following:

	March 31, 2013	December 31, 2012
Mortgage servicing rights, at fair value	$2,579	$1,739
SBA servicing rights, at cost	498	539

	$3,077	$2,278

Mortgage loans serviced for others are not reported as assets and are subserviced by a third party vendor. The principal balance of these loans at March 31, 2013 and December 31, 2012 was $280.0 million and $211.4 million. Custodial escrow balances maintained in connection with serviced loans were $1.3 million and $1.1 million at March 31, 2013 and December 31, 2012 respectively.

Mortgage Servicing Rights

Following is a summary of the key characteristics, inputs and economic assumptions used to estimate the fair value of the Company’s MSRs as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Fair value of retained MSRs	$2,579	$1,739
Decay (prepayment/default)	23.49%	25.19%
Discount rate	10.50%	10.50%
Weighted-average life (in years)	11.75	13.86

Mortgage Servicing Rights:

Three months ended
March 31, 2013
Balance at beginning of period	$1,739
Additions	910
Prepayments	(68)
Changes in fair value resulting from valuation inputs or assumptions	25
Other—loans paid off	(27)

Balance at end of period	$2,579

SBA Servicing Rights

The Company used a discount rate of 7.25% to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speed are reviewed quarterly and adjusted as appropriate.

Three months ended
March 31, 2013
SBA Servicing Rights, at cost:
Balance at beginning of period	$539
Additions	5
Amortization, including prepayments	(46)

Balance at end of period	$498

NOTE 7 – OTHER REAL ESTATE OWNED

Activity in other real estate owned was as follows for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Balance, beginning of period	$4,527	$14,692
Additions	486	3,614
Sales and net direct write-downs	(5,249)	(6,234)
Net change in valuation allowance	2,000	771

Balance, end of period	$1,764	$12,843

Activity in the other real estate owned valuation allowance for the three months ended March 31, 2013 and 2012 was as follows:

	Three months ended March 31,
	2013	2012
Balance, beginning of period	$2,069	$4,081
Additions charged to expense	79	14
Net direct write-downs and removals upon sale	(2,079)	(786)

Balance, end of period	$69	$3,309

Expenses related to foreclosed assets included in loan servicing and foreclosure expenses on the consolidated statements of operations and comprehensive income (loss) were as follows for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Net gain (loss) on sales	$114	$316
Operating expenses, net of rental income	(240)	(250)

	$(126)	$66

Loans provided for sales of other real estate owned, included in other assets on the consolidated statements of financial condition, and deferred gain on real estate sold on contract, included in accrued expenses and other liabilities on the consolidated statements of financial condition for the three months ended March 31, 2013 and 2012 were as follows:

	March 31, 2013	December 31, 2012
Loans provided for sales of other real estate owned sold on contract	$—	$914

Deferred gain on other real estate sold on contract	$—	$10

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company recorded goodwill and other intangible assets during 2012 as a result of the Beach merger and Gateway acquisition discussed above in Note 2, Business Combinations. At March 31, 2013, the Company had goodwill of $7.0 million related to the Beach acquisition.

Other intangible assets are amortized over their useful lives ranging from 1 to 20 years for trade name and 4 to 7 years for core deposit intangibles. The weighted average remaining amortization period for trade name is approximately 19 years, and for core deposit intangibles is approximately 6 years. Based on the balances of identifiable intangible assets as of March 31, 2013, the Company estimates that intangible asset amortization will be $1.4 million in 2013, $1.1 million in 2014, $0.9 million in 2015, $0.7 million in 2016, and $0.5 million in 2017. Other intangible assets were as follows at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Gross
	Carrying	Accumulated	Intangible
	Value	Amortization	Assets, net
Amortized intangible assets:
Trade name	$980	$45	$935
Core deposit intangibles	5,190	1,018	4,172

	$6,170	$1,063	$5,107

	December 31, 2012
	Gross
	Carrying	Accumulated	Intangible
	Value	Amortization	Assets, net
Amortized intangible assets:
Trade name	$980	$28	$952
Core deposit intangibles	5,190	668	4,522

	$6,170	$696	$5,474

Aggregate amortization expense was $367 thousand and none for the three months ended March 31, 2013 and 2012, respectively.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2013, all $50.0 million of the Banks’ advances from the FHLB were fixed rate and had interest rates ranging from 0.25 percent to 0.82 percent with a weighted average rate of 0.50 percent. At December 31, 2012, $63.0 million of the Banks’ advances from the FHLB were fixed rate and had interest rates ranging from 0.28 percent to 0.82 percent with a weighted average rate of 0.47 percent. At December 31, 2012, $12.0 million of the Company’s advances from the FHLB were variable rate and had a weighted average interest rate of 0.28 percent as of that date.

Each advance is payable at its maturity date. Advances totaling $38.0 million matured in January 2013. Advances paid early are subject to a prepayment penalty. At March 31, 2013 and December 31, 2012, the Banks’ advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $848.8 million and $458.9 million, respectively, and the Banks’ investment of capital stock of the FHLB of San Francisco of $8.4 million and $8.4 million, respectively. Based on this collateral and the Banks’ holdings of FHLB stock, the Banks were eligible to borrow an additional $319.6 million at March 31, 2013. In addition, the Banks had available lines of credit with the Federal Reserve Bank totaling $114.8 million at March 31, 2013.

NOTE 10 – LONG TERM DEBT

On April 23, 2012, the Company completed the public offering of $33.0 million aggregate principal amount of its 7.50 percent Senior Notes due April 15, 2020 (the “Notes”) at a price to the public of $25.00 per Note. Net proceeds after discounts were approximately $31.7 million. The Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the “Base Indenture”), as supplemented by the First Supplemental Indenture, dated as of April 23, 2012 (the “Supplemental Indenture,” and together with the Base Indenture, the “Indenture”), between the Company and U.S. Bank National Association, as trustee.

On December 6, 2012, the Company completed the issuance and sale of an additional $45.0 million aggregate principal amount of the Notes at a price to the public of $25.00 per Note, plus accrued interest from October 15, 2012. Net proceeds after discounts, including a full exercise of the $6.8 million underwriters’ overallotment option on December 7, 2012, were approximately $50.1 million.

The Notes are the Company’s senior unsecured debt obligations and rank equally with all of the Company’s other present and future unsecured unsubordinated obligations. The Notes bear interest at a per-annum rate of 7.50 percent. The Company makes interest payments on the Notes quarterly in arrears.

The Notes will mature on April 15, 2020. However, the Company may, at the Company’s option, on April 15, 2015, or on any scheduled interest payment date thereafter, redeem the Notes in whole or in part on not less than 30 nor more than 60 days’ prior notice. The Notes will be redeemable at a redemption price equal to 100 percent of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to the date of redemption.

The Indenture contains several covenants which, among other things, restrict the Company’s ability and the ability of the Company’s subsidiaries to dispose of or incur liens on the voting stock of certain subsidiaries and also contains customary events of default.

NOTE 11 – INCOME TAXES

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. As of March 31, 2013 the Company had a net deferred tax asset of $7.6 million, net of an $7.8 million valuation allowance and as of December 31, 2012 the Company had a net deferred tax asset of $7.6 million, net of an $8.4 million valuation allowance. The net deferred tax asset as of March 31, 2013 and December 31, 2012 is supported by tax planning strategies.

The Company adopted the provisions of ASC 740-10-25 (formally FIN 48), which relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on January 1, 2007. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2013 and December 31, 2012, the Company had no unrecognized tax benefits. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the financial statements as income tax expense. At March 31, 2013 and December 31, 2012, the Company had no accrued interest or penalties. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2009 (except for Gateway Bancorp’s pre-acquisition federal tax return which is currently under examination by the Internal Revenue Service for the 2008 and 2009 tax years). The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2008 (other state income and franchise tax statutes of limitations vary by state).

NOTE 12 – MORTGAGE BANKING ACTIVITIES

MHMB, which we acquired in connection with the acquisition of Gateway, is a part of PacTrust Bank’s residential lending division. MHMB originates single family mortgage loans and sells these loans in the secondary market. During the three months ended March 31, 2013, the mortgage operations unit expanded its platform to include wholesale and warehouse lending and added seven new retail loan production offices. The amount of net gain on mortgage banking activities is a function of mortgage loans originated for sale and the fair value of these loans. Net gain on mortgage banking activities includes mark to market pricing adjustments on loan commitments and forward sales contracts, initial capitalized value of mortgage servicing rights (MSRs) and loan origination fees.

During the three months ended March 31, 2013 , the MHMB mortgage operations unit has originated $332.8 million loans and has sold $331.7 million of loans in the secondary market. The net gain and margin on these sales were $11.4. million 3.4 percent, respectively. In addition, we also had changes in amounts related to derivatives and the fair value of the mortgage loans held for sale. Changes in amounts related to loan commitments and forward sales commitments amounted to a net gain of $2.0 million for the three months ended March 31, 2013.The net change in the fair value of the loans held for sale was a net loss of $0.5 million for the three months ended March 31, 2013. The initial capitalized value of our MSRs, which totaled $783 thousand on $79.7 million of loans sold to FNMA and Freddie Mac for the three months ended March 31, 2013. Loan origination fees were $1.8 million for the three months ended March 31, 2013.

In addition to net gain on mortgage banking activities, MHMB records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Provision for loss reimbursements on sold loans totaled $256 thousand and none for the three months ended March 31, 2013 and 2012.

Mortgage Loan Repurchase Obligations

Following is a summary of activity in the reserve for loss reimbursements on sold loans for the three months ended March 31, 2013:

Balance at January 1, 2013	$3,485
Provision for loss reimbursement on sold loans	256
Payments made for loss reimbursement on sold loans	(243)

Balance at March 31, 2013	$3,498

NOTE 13 – RISK MANAGEMENT AND DERIVATIVE INSTRUMENTS

The Company originates residential real estate mortgage loans and generates revenues from the origination and sale of these loans. Although management closely monitors market conditions, such activities are sensitive to fluctuations in prevailing interest rates and real estate markets. As of March 31, 2013, approximately 76.9 percent of all properties securing loans held for sale were located in California. A change in the underlying economic conditions of the California residential real estate market could have an adverse impact on the Company’s operations.

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

Forward contracts on securities of GSEs and loan commitments to borrowers are non-designated derivative instruments and the gains and losses resulting from these derivative instruments are included in net gain on mortgage banking activities in the accompanying consolidated statements of operations and comprehensive income (loss). At March 31, 2013, the resulting derivative asset of approximately $4.6 million and liability of approximately $0.9 million, are included in other assets and accrued expenses and other liabilities, respectively, on the accompanying consolidated statements of financial condition related to loan commitments and forward contracts. At March 31, 2013, the Company had outstanding forward commitments totaling $108.8 million. At March 31, 2013, the Company was committed to fund loans for borrowers of approximately $116.3 million.

The net losses relating to free-standing derivative instruments used for risk management were none for the three months ended March 31, 2013, and are included in net gain on mortgage banking activities in the consolidated statements of operations and comprehensive income/loss. Prior to the third quarter of 2012, the Company held no derivatives.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated statements of financial condition as of March 31, 2013 and December 31, 2012. Note 3, Fair Value of Financial Instruments, contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	March 31, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in assets:
Interest rate lock commitments	$115,224	$4,559	$82,668	$2,102
Mandatory forward commitments	24,375	36	54,273	197
Other assets (best efforts commitments)	7,175	42	8,619	591

Total included in assets	$146,774	$4,637	$145,560	$2,890

Included in liabilities:
Interest rate lock commitments	$1,052	$18	$7,604	$71
Mandatory forward commitments	139,141	766	86,790	441
Other liabilities (best efforts commitments)	11,029	118	34,208	476

Total included in liabilities	$151,222	$902	$128,602	$988

NOTE 14 – STOCK COMPENSATION PLANS

The Company has multiple share based compensation plans as described below. Total compensation cost that has been charged against income for the Company’s stock compensation plans was $331 thousand and $284 thousand for the three months ended March 31, 2013 and 2012, respectively. The total income tax benefit (expense) was $2 thousand and $1 thousand for the three months ended March 31, 2013 and 2012, respectively.

Recognition and Retention Plan

A 2003 Recognition and Retention Plan (RRP) provides for the issuance of shares to directors, officers, and employees. Compensation expense is recognized over the vesting period of the shares based on the market value at date of grant. Pursuant to the RRP, total shares issuable under the plan are 211,600. At March 31, 2013, all 211,600 shares were issued. These shares vest over a five-year period. Compensation expense for the RRP awards totaled approximately $1 thousand and $6 thousand for the three months ended March 31, 2013 and 2012, respectively.

A summary of changes in the Company’s nonvested shares for the three months ended March 31, 2013 follows:

		Weighted-Average
		Grant-Date
Nonvested shares	Shares	Fair-Value
Nonvested at beginning of period	440	$17.00
Vested	(440)	17.00

Nonvested at end of period	—	$—

Additionally, inducement restricted shares have been granted to newly hired executive officers. The inducement shares vest over a three year period. Compensation expense for the inducement awards totaled approximately $22 thousand and $25 thousand during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $54 thousand of total unrecognized compensation cost related to 6,559 nonvested inducement awards. The cost is expected to be recognized over a weighted-average period of less than one year.

A summary of changes related to the Company’s nonvested inducement awards for the three month ended March 31, 2013 follows:

		Weighted-Average
		Grant-Date
	Shares	Fair-Value
Nonvested at beginning of period	8,226	$11.60
Forfeited/expired	(1,667)	11.36

Nonvested at end of period	6,559	$11.66

During June 2011, the Company adopted an Omnibus Incentive Plan under the terms of which participating employees and directors (including advisory directors) may be awarded stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards or cash awards. The total number of shares of common stock available for awards under the plan is 950,000, of which no more than 300,000 may be used for awards other than stock options and stock appreciation rights. There were 78,836 shares awarded as restricted shares from this plan for the three months ended March 31, 2013. The vesting of these shares varies with vesting periods up to five years. Compensation expense for these awards totaled approximately $313 thousand and $17 thousand for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $2.1 million of total unrecognized compensation cost related to 217,158 nonvested awards. The cost is expected to be recognized over a weighted-average period of less than four years.

A summary of changes related to the Company’s nonvested inducement awards for the three month ended March 31, 2013 follows:

		Weighted-Average
		Grant-Date
	Shares	Fair-Value
Nonvested at beginning of period	155,016	$11.71
Granted	78,836	11.14
Vested	(16,694)	10.92

Nonvested at end of period	217,158	$11.57

Stock Options

In addition to the Omnibus Incentive Plan discussed above, the Company has a 2003 Stock Option Plan (“SOP”) which provides for the issuance of options to directors, officers, and employees. The Company recorded stock compensation expense of $93 thousand and $214 thousand as salary and employee benefits expense during the three months ended March 31, 2013 and 2012, respectively. The Company adopted the SOP during 2003 under the terms of which 529,000 shares of the Company’s common stock may be awarded. At March 31, 2013, there were no shares available for future awards. Most of the options become exercisable in equal installments over a three-year period from the date of grant. The options expire ten years from the date of grant. The fair value of options granted are computed using option pricing models, using the following weighted-average assumptions as of grant date. The fair value of each option is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options exercised during the three months ended March 31, 2013 and March 31, 2012.

During 2010 and 2011, 850,000 inducement options were issued to newly hired executive officers. These one-time inducement options were granted outside of the existing SOP plan and the Omnibus Incentive Plan. None of these options were exercised during the three months ended March 31, 2013. These options have a three year vesting period. As of March 31, 2013, there was $676 thousand of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of less than two years.

The following table represents inducement option activity during the three months ended March 31, 2013:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	Shares	Price	(Years)
Outstanding at beginning of period	305,000	$11.54
Forfeited or expired	(33,334)	11.36

Outstanding at end of period	271,666	$11.56	7.7

Fully vested and expected to vest	271,666	$11.56	7.7

Options exercisable at March 31, 2013	203,332	$11.54	7.7

During the three months ended March 31, 2013, there were no shares awarded as stock options from the Omnibus Incentive Plan. The outstanding options under the Omnibus Incentive Plan were awarded to Company executive officers and directors in lieu of, or in combination with cash compensation for director services. The options become exercisable one to three years from the date of grant. The options expire ten years from the date of grant. The fair value of options granted are computed using option pricing models, using the following weighted-average assumptions as of grant date. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table represents option activity under the Omnibus Incentive Plan during the three months ended March 31, 2013:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term
	Shares	Price	(Years)
Outstanding at beginning of period	220,799	$12.82
Outstanding at end of period	220,799	$12.82	9.2

Fully vested and expected to vest	220,799	$12.82	9.2

Options exercisable at March 31, 2013	55,799	$15.81	8.2

There were no stock options exercised during the three months ended March 31, 2013 and March 31, 2012. The aggregate intrinsic value of exercisable options as of March 31, 2013 was $274 thousand. Stock options exercised in the future would be issued from the Omnibus Plan.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. No shares were exercised during the three months ended March 31, 2013. ASC 718 and 505 require the recognition of stock based compensation for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 4 percent for senior management, the board of directors, and all other employees. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Stock Appreciation Right

On August 21, 2012, the Company granted to its chief executive officer a ten-year stock appreciation right (“SAR”) with respect to 500,000 shares of the Company’s common stock with a base price of $12.12 per share. Compensation expense for the SAR is recognized over the vesting period based on the fair value as calculated using Black Scholes as of the grant date and adjusted each quarter. The SAR will be settled in cash. One third of the SAR vested on the grant date and one third will vest on the first and second anniversaries of the grant date such that the SAR will be fully vested on the second anniversary of the grant date. The weighted-average grant date fair value was $3.58 per share, or $1.8 million, and the adjusted fair value as of March 31, 2013 was $1.82 per share or $0.9 million. A reversal of compensation expense recognized for the SARs was $100 thousands for the three months ended March 31, 2013. At March 31, 2013, there was $0.3 million of total unrecognized compensation cost related to the unvested portion of the SAR. The cost is expected to be recognized over a weighted-average period of 2 years. The grant date and March 31, 2013 fair value of the SARs was determined using the following assumptions.

March 31, 2013
SARs granted	500,000
Estimated fair value per share of SARs granted	$1.82
Risk-free interest rate	0.77%
Expected term	5.5 years
Expected stock price volatility	30.93%
Dividend yield	4.12%

NOTE 15 – EARNINGS (LOSS) PER COMMON SHARE

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

	Three months ended March 31,
	2013			2012
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
Basic:
Net income	$843	$86	$929	$343	$34	$377
Less: Preferred stock dividends	(261)	(27)	(288)	(363)	(37)	(400)

Net income (loss) available to common shareholders	$582	$59	$641	$(21)	$(2)	$(23)

Weighted average common shares outstanding	10,809,008	1,112,188	11,921,196	10,597,492	1,067,305	11,664,797

Basic earnings (loss) per common share	$0.05	$0.05	$0.05	$—	$—	$—

Diluted:
Net income (loss) available to common shareholders	582	59	641	(21)	(2)	(23)

Weighted average commone shares outstanding for basic earnings (loss) per common share	10,809,008	1,112,188	11,921,196	10,597,492	1,067,305	11,664,797
Add: Dilutive effects of stock awards	2,503	—	2,503	—	—	—
Average shares and dilutive potential common shares	10,811,511	1,112,188	11,923,699	10,597,492	1,067,305	11,664,797

Diluted earnings (loss) per common share	$0.05	$0.05	$0.05	$—	$—	$—

There was a total of 492,465 and 0 stock options and stock awards and 3,036,959 and 1,635,000 warrants that were not considered in computing diluted earnings (loss) per common share for the three months ended March 31, 2013 and 2012, respectively, because they were anti-dilutive.

Warrants

On November 1, 2010, the Company issued warrants to TCW Shared Opportunity Fund V, L.P. for up to 240,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to anti-dilutive adjustments. These warrants are exercisable from the date of issuance through November 1, 2015. On November 1, 2010, the Company also issued warrants to COR Advisors LLC to purchase up to 1,395,000 shares of non-voting stock at an exercise price of $11.00 per share, subject to anti-dilutive adjustments. These warrants are exercisable at the time of issuance based upon the additional shares issued and the anti-dilutive provisions set in the agreement and became fully exercisable at the time the anti-dilutive occurred. These warrants are exercisable for five years after the original vesting date. The warrants are exercisable for voting common stock in lieu of non-voting common stock following the transfer of the warrants in a widely disbursed offering or in other limited circumstances.

On July 1, 2012, in connection with the Company’s acquisition of Beach, the Company issued one-year warrants to purchase an aggregate of 1,401,959 shares of the Company’s common stock at an exercise price of $14.00 per share. See Note 2, Business Combinations.

NOTE 16 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	Contract Amount
	March 31, 2013		December 31, 2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$68,999	$33,465	$52,883	$21,317
Unused lines of credit	3,923	52,845	4,021	84,036
Standby letters of credit	—	1,265	10	1,396

Commitments to make loans are generally made for periods of 30 days or less.

Financial instruments that potentially subject the Company to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, and loans. At March 31, 2013 and December 31, 2012, the Company had interest-bearing deposit accounts with balances totaling approximately $118.4 million and $105.4 million, respectively, in other financial institutions.

As of March 31, 2013, the Company had total commitments to sell loans of $84.9 million. Total commitments were outstanding for the loans held for sale portfolio and IRLCs were $74.7 million and $10.2 million, respectively. For the loans held for sale commitments, $64.6 million and $10.2 million were mandatory commitments and best efforts commitments, respectively. Generally speaking, best efforts commitments do not have a financial penalty for non-delivery. The IRLCs commitments consisted of $8.0 million best efforts commitments and $2.1 million mandatory commitments.

NOTE 17 – RELATED-PARTY TRANSACTIONS

The Company has granted loans to certain officers and directors and their related interests. Such loans amounted to $0 and $9 thousand at March 31, 2013 and December 31, 2012, respectively.

Deposits from principal officers, directors, and their related interests amounted to $11.7 million and $11.4 million at March 31, 2013 and December 31, 2012, respectively.

On December 27, 2012, PacTrust Bank entered into a Management Services Agreement (the “Services Agreement”) with CS Financial, Inc. (the “Consultant”), a Southern California-based mortgage banking firm controlled by Jeffrey T. Seabold, a member of the Boards of Directors of the Company and PacTrust Bank. and in which certain relatives and entities affiliated with relatives of Steven A. Sugarman, Chief Executive Officer of the Company and member of the Board of Directors of the Company and PacTrust Bank, also own certain minority, non-controlling interests. Under the Services Agreement, which is terminable at will by either party upon ten-days’ written notice, CS Financial agrees to provide PacTrust Bank such reasonably requested financial analysis, management consulting, knowledge sharing, training services and general advisory services as PacTrust Bank and CS Financial may mutually agree with respect to PacTrust Bank’s residential mortgage lending business, including strategic plans and business objectives, compliance function, monitoring, reporting and related systems, and policies and procedures, at a monthly fee of $100,000. The Services Agreement was recommended by disinterested members of management of PacTrust Bank and negotiated and approved by special committees of the Board of Directors of each of the Company and PacTrust Bank (the “Special Committees”), comprised exclusively of independent, disinterested directors of the Boards. Each of the Boards of Directors of PacTrust Bank and the Company also considered and approved the Services Agreement, upon the recommendation of the Special Committees. The Special Committees’ mandate concerning the relationship between the Company, PacTrust Bank and CS Financial is on-going. For the three months ended March 31, 2013, total compensation paid to CS Financial Inc. amounted to $0.2 million.

NOTE 18 – SUBSEQUENT EVENTS

By letter dated April 17, 2013, pursuant to that certain Units Purchase Agreement dated as of November 8, 2012, as subsequently amended (the “Agreement”), by and among the Company, The Palisades Group, LLC (“Palisades”), Stephen Kirch and Jack Macdowell, the Company provided a Notice of Exercise to purchase 100% of the outstanding membership interests in Palisades, a registered investment advisor that provides financial consulting and investment advisory services, including services to PacTrust Bank in respect of the bank’s securities investment portfolio and residential mortgage business. Consummation of the acquisition of the membership interests is subject to various conditions set forth in the Agreement and all necessary regulatory approvals.

On April 25, 2013, the Company announced a new share buyback program to buy back, from time to time during the next 12 months, an amount representing up to 10% of the Company’s current outstanding common shares.

On May 5, 2013, the Company announced that Beach and PBOC entered into an amendment (“Amendment”) to that certain Agreement and Plan of Merger, dated as of August 21, 2012, by and among the Company, Beach and PBOC (“Merger Agreement”). The Amendment was entered into for the sole purpose of extending the date after which the Merger Agreement may be terminated in certain circumstances, in order to provide the parties additional time to obtain the PBOC shareholder approval required to close the merger. Pursuant to the Amendment, such date was extended to July 5, 2013.

Management has evaluated subsequent events through the date of issuance of the financial data included herein. Other than the events disclosed above, there have been no subsequent events that occurred during such period would require disclosure in the report or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of March 31, 2013.

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of First PacTrust Bancorp, Inc. (the Company or Bancorp), at March 31, 2013, to its financial condition at December 31, 2012, and the results of operations for the three months ended March 31, 2013 and 2012. This discussion should be read in conjunction with the unaudited interim consolidated financial statements and footnotes included herein.

The Company is a multi-bank holding company of Pacific Trust Bank and Beach Business Bank (collectively, the Banks). The Company derives substantially all of its revenue from the retail, commercial, and mortgage banking services provided by the Banks. As of March 31, 2013, the Banks operate 19 banking offices in San Diego, Riverside, Orange, and Los Angeles Counties, CA and 31 loan production offices in California, Arizona, Oregon and Washington. The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income, the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds. The Company also generates non-interest income by providing fee based banking services and by the origination and sale of conventional conforming and FHA/VA residential mortgage loans to the secondary market. The Company’s basic strategy is to maintain and grow net interest income and non-interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and plans to expand its banking offices further into Southern California and its loan production offices throughout the western United States. The Company’s primary market risk exposure is interest rate risk and credit risk.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with GAAP and general practices within the banking industry. Our significant accounting policies are described in “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements, “Significant Accounting Policies.”

Within these statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the balance sheet dates and our results of operations for the reporting period. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, we have established critical accounting policies to facilitate making the judgment necessary to prepare financial statements.

SELECTED FINANCIAL DATA

The following tables set forth certain selected financial data for the periods indicated.

	As of and for the Three Months Ended March 31,
	2013	2012
	($ in thousand except per share data)
AVERAGE BALANCES:
Average gross loans and leases (1)	1,415,091	819,043
Average investment securities	117,108	105,254
Average interest-earning assets	1,681,594	985,795
Average total assets	1,764,923	1,048,033
Average total depostis	1,407,415	814,115
Average borrowings	140,710	37,802
Average interest-bearing liabilities	1,405,576	851,917
Average stockholders’ equity	191,903	186,041
PER SHARE DATA:
Earnings per share — basic	$0.05	$—
Earnings per share — diluted	$0.05	$—
Common shares outstanding	10,853,290	10,592,719
Class B non-voting non-convertible common stock outstanding	1,112,188	1,067,725
Tangible common equity per common stock (2)	$12.05	$13.04
PERFORMANCE RATIOS:
Return on average assets (3) (4)	0.21%	0.14%
Return on average stockholders’ equity (3) (5)	1.96%	0.82%
Efficiency ratio (6)	88.80%	87.62%
Net interest spread (7)	3.52%	3.56%
Net interest margin (8)	3.70%	3.62%
SELECTED CAPITAL RATIOS:
First PacTrust Bancorp. (9)
Total risk-based capital ratio	15.48%	N/A
Tier 1 risk-based capital ratio	14.23%	N/A
Tier 1 leverage ratio	9.94%	N/A
PacTrust Bank
Total risk-based capital ratio:	19.28%	18.35%
Tier 1 risk-based capital ratio:	18.03%	17.10%
Tier 1 leverage ratio:	10.49%	11.81%
Beach Business Bank (10)
Total risk-based capital ratio:	16.06%	N/A
Tier 1 risk-based capital ratio:	15.37%	N/A
Tier 1 leverage ratio:	13.39%	N/A
ASSET QUALITY:
Nonaccrual Loans, excluding PCI loans	$16,521	$18,343
90+ delinquent loans and OREO:
90+ delinquent loans, excluding PCI loans	7,846	2,557
Other real estate owned (OREO), net	1,764	12,843

Totals	$9,610	$15,400

Net loan charge-offs	$601	$2,298
Allowance for loan and lease losses	$15,673	$11,173
ALLL for PCI loans	342	—

Total Allowance for Loan and Lease Losses	$16,015	$11,173

Total Loans	$1,627,272	$838,409
Loans not attributable to ALLL (11)	602,285	19,452

Loans attributable to the allowance for loan and lease losses	$1,024,987	$818,957

ALLL to loans attributable to the allowance for loan and lease losses	1.53%	1.36%

(1)	Gross loans are net of deferred fees and related direct cost, but excluding the allowance for loan and lease losses
(2)	Total stockholders’ equity less preferred stock, goodwill, and other intangible assets, divided by common shares outstanding

(3)	Calculated based on annualized net income
(4)	Net income divided by average total assets
(5)	Net income divided by average stockholders’ equity
(6)	Total non-interest expense divided by the sum of net interest income before provision for loan and lease losses and total non-interest income
(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities
(8)	Annualized net interest income before provision for loan and lease losses divided by average interest-earning assets
(9)	First PacTrust Bancorp was a Savings and Loan Holding company and was not subject to regulatory capital requirements as of March 31, 2012
(10)	Beach Business Bank was not a subsidiary of the Company, and as such the capital ratios as of March 31, 2012 are not presented
(11)	Includes loans subject to fair market valuation, certain acquired loans and purchased credit impaired (PCI) loans

EXECUTIVE OVERIVEW

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

First PacTrust is a multi-bank holding company of PacTrust Bank and Beach. As a bank holding company, First PacTrust generally is prohibited from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by regulation or order of the Federal Reserve Board, have been identified as activities closely related to the business of banking or managing or controlling banks.

The Banks are community-oriented financial institutions offering a variety of financial services to meet the banking and financial needs of the communities we serve. PacTrust Bank is headquartered in Orange County, California, and Beach is headquartered in Los Angeles County, California, and as of March 31, 2013 the Banks operated 19 banking offices in San Diego, Riverside, Orange, and Los Angeles Counties in California and 31 loan production offices in California, Arizona, Oregon and Washington.

The principal business of PacTrust Bank consists of attracting retail deposits from the general public and investing these funds primarily in loans secured by first mortgages on owner-occupied, one-to-four SFR residences, a variety of consumer loans, multi-family and commercial real estate and, to a limited extent, commercial business loans. PacTrust Bank offers a variety of deposit accounts for both individuals and businesses with varying rates and terms, which generally include savings accounts, money market deposits, certificate accounts and checking accounts. PacTrust Bank solicits deposits in PacTrust Bank’s market area and, to a lesser extent, from institutional depositors nationwide, and in the past has accepted brokered deposits. Mission Hills Mortgage Bankers (MHMB), a mortgage banking division of PacTrust Bank acquired through the Company’s August 2012 acquisition of Gateway Bancorp and its subsidiary, Gateway Business Bank (Gateway), operates 31 retail mortgage production offices and focuses on originating and selling mortgage loans.

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

Growth Strategies

•

Expand our franchise through acquisitions or the establishment of denovo branches or banks in markets that offer regional continuity, such as the greater Southern California market and other western markets. The plan is to develop a scalable and meaningful platform for retail bank relationships, residential lending infrastructure and commercial banking development, to which the company added 7 new loan production offices during the three months ended March 31, 2013.

•

Continue as a public company with a common stock that is quoted and traded on a national stock market. In addition to providing access to growth capital, we believe a “public currency” provides flexibility in structuring acquisitions and will allow us to attract and retain qualified management through equity-based compensation.

•

Expand our commercial business loan portfolio to diversify both our customer base and maturities of the loan portfolio and to benefit from the low cost deposits associated with individual accounts and the professional, general business and service industries that are common commercial borrowers. During 2012, we successfully completed two acquisitions that included a team of local commercial lending officers which has given us a greater network and far greater capacity to attract commercial relationships. The Company will seek to continue to develop its commercial lending loans through strategic “lift outs” of lending teams in various geographic markets that have particular business “niches” and “specialty”.

•

Diversify the residential lending platform through additional lending channels such as correspondent lending, warehouse lending and wholesale lending, which will result in expanding production sources and broadening our own product mix and geographic concentration.

•

Enhance the residential lending product mix and loan sale alternatives with Ginnie Mae approval to originate qualified loans that are subsequently sold as mortgage backed securities with a full government credit guaranty.

•

Expand and enhance our mortgage banking operations. As a result of our 2012 Gateway acquisition, we acquired a well-established mortgage banking platform (Mission Hills Mortgage Banking). The platform provided us with 22 loan production offices in California, Arizona, Oregon and Washington. The Company has opened 7 additional loan production offices subsequent to the acquisition.

•

Increase our SBA production. SBA loans provide us an option to portfolio or to sell the guaranteed portion of loans in the secondary market. The 2012 acquisitions of Beach and Gateway provided us with a well-established SBA platform from which to grow. With centralized underwriting in Southern California and strong marketing personnel, we anticipate both interest income and non-interest income will continue to increase in the near term and become a stable source of recurring income.

•

Purchases of seasoned SFR mortgage loan pools. We completed three bulk acquisitions of seasoned loans during 2012 and three pools for the three months ended March 31, 2013 at a discount to both the current property value of the collateral and the note balance. As of March 31, 2013, the total unpaid principal balance and carrying values of these six pools was $451.5 million and $332.3 million, respectively. The Company intends to continue the purchase and potential sale of such loans where the management believes it can obtain an attractive risk adjusted return as part of our portfolio diversification strategy.

•	Continue to grow our commercial real estate lending by leveraging the backgrounds and contacts of our experienced lending officers to expand market share.

•

Develop an expertise and core competency in the integration of the company’s community bank acquisition strategy to obtain maximize utilization of banking expertise obtained in acquisitions from personnel. The Company also is investing in its infrastructure to have the ability to scale efficiently and effectively in line with our long-term goal of creating a complete community banking franchise.

The comparability of the Company’s operating results for the three months ended March 31, 2013 and the three months ended March 31, 2012 is significantly impacted by the Company’s acquisitions of Beach and Gateway during the third quarter of 2012, the seasoned SFR mortgage loan pool purchases in 2012 and in the three months ended March 31, 2013.

RESULT OF OPERATIONS

Net income increased by $552 thousand, or 146.4 percent, to $929 thousand for the three months ended March 31, 2013, compared to $377 thousand for the three months ended March 31, 2012. Preferred stock dividends were $288 thousand and $400 thousand for the three months ended March 31, 2013 and 2012, respectively, and net income (loss) available to common shareholders was $641 thousand and $(23) thousand for the three months ended March 31, 2013 and 2012, respectively.

Component of net income

	Three Months Ended
	March 31,		Increase (Decrease)
	2013	2012	Amount	Percentage
Net interest income	15,359	8,876	6,483	73.0%
Provision for loan and leases losses	(2,168)	(691)	(1,477)	213.7%
Noninterest income	17,928	503	17,425	3464.2%
Noninterest expense	(29,558)	(8,218)	(21,340)	259.7%
Income tax expense	(632)	(93)	(539)	579.6%
Net income	929	377	552	146.4%
Preferred stock dividends	(288)	(400)	112	-28.0%

Net income (loss) available to common shareholders	641	(23)	664	2887.0%

Net Interest Income

Net interest income increased by $6.5 million, or 73.0 percent, to $15.4 million for the three months ended March 31, 2013, compared to $8.9 million for the three months ended March 31, 2012. The increase in net interest income from 2012 to 2013 was primarily attributable to the increase in loan interest income from the loan growth, loans acquired in connection with the Beach and Gateway acquisitions and purchases of seasoned SFR mortgage loan pools, partially offset by the increase in interest expense from a larger balance sheet, a full quarter of interest expense associated with the long term debt issued in April and December 2012, and the mix and higher pricing of deposits. Net interest margin increased by 8 basis points to 3.70 percent for the three months ended March 31, 2013 from 3.62 percent for the three months ended March 31, 2012 as a result of higher yielding loans acquired in connection with the Beach and Gateway acquisitions and the purchases of seasoned SFR mortgage loans.

The following table shows the average balances of assets, liabilities and shareholders’ equity the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated. All average balances are daily average balances.

	Three months ended March 31,
	2013			2012
			Average			Average
	Average		Rate/	Average		Rate/
	Balance	Interest	Yield	Balance	Interest	Yield
	(Dollars in Thousands)
INTEREST EARNING ASSETS
Gross loans (1)	$1,415,091	$18,537	5.31%	$819,043	$9,528	4.68%
Securities	117,108	498	1.70%	105,254	737	2.80%
Other interest-earning assets (2)	149,395	133	0.36%	61,498	60	0.39%

Total interest-earning assets	1,681,594	19,168	4.62%	985,795	10,325	4.21%

Allowance for loan and lease losses	(15,242)			(12,395)
BOLI and non-interest earning assets (3)	98,571			74,633

Total assets	$1,764,923			$1,048,033

INTEREST-BEARING LIABILITIES
Savings	233,357	326	0.57%	40,443	11	0.11%
NOW	123,554	166	0.54%	102,670	112	0.43%
Money market	295,710	355	0.49%	178,238	137	0.31%
Certificates of deposit	612,245	1,152	0.76%	492,764	1,089	0.88%
FHLB advances	54,978	63	0.46%	37,802	100	1.06%
Capital lease obligation	874	12	5.57%	—	—	—
Long-term debt	84,858	1,735	8.29%	—	—	—

Total interest-bearing liabilities	1,405,576	3,809	1.10%	851,917	1,449	0.68%

Non-interest-bearing liabilities	167,445			10,075

Total liabilities	1,573,021			861,992
Total shareholders’ equity	191,903			186,041

Total liabilities and shareholders’ equity	$1,764,923			$1,048,033

Net interest income/spread		$15,359	3.52%		$8,876	3.56%

Net interest margin (4)			3.70%			3.62%
Ratio of interest-earning assets to interest-bearing liabilities	119.64%			115.71%

(1)	Gross loans are net of deferred fees and related direct cost, but excluding the allowance for loan and lease losses. Non-accrual loans are included in the average balance. Loan fees of $225 thousand and $64 thousand and accretion of discount on PCI loans of $2.7 million and $177 thousand for three months ended March 31, 2013 and 2012, respectively, are included in the interest income.
(2)	Includes average balance of FHLB stock at cost and average time deposits with other financial institutions
(3)	Includes average balance of bank-owned life insurance of $18.7 million in 2013 and $18.5 million in 2012
(4)	Annualized net interest income divided by average interest-earning assets

Analysis of changes in net interest income

The table below shows changes in interest income and interest expense and the amounts attributable to variations in interest rates and volumes for the periods indicated. The variances attributable to simultaneous volume and rate changes have been allocated to the change due to volume and the change due to rate categories in proportion to the relationship of the absolute dollar amount attributable solely to the change in volume and to the change in rate.

	Three months ended March 31, 2013
	Compared to March 31, 2012
		Change	Change
	Total	Due	Due
	Change	To Volume	To Rate
INTEREST-EARNING ASSETS
Loans receivable	$9,009	$7,595	$1,414
Securities	(239)	463	(702)
Other interest-earning assets	73	103	(30)

Total interest-earning assets	8,843	8,161	682

INTEREST-BEARING LIABILITIES
Savings	$315	$169	$146
NOW	54	24	30
Money market	218	117	101
Certificates of deposit	63	785	(722)
FHLB advances	(37)	185	(222)
Capital lease obligations	12	12	—
Long-term debts	1,735	1,735	—

Total interest-bearing liabilities	2,360	3,027	(667)

Net interest income	$6,483	$5,133	$1,350

Interest income increased by $8.8 million, or 85.6 percent, to $19.2 million for the three months ended March 31, 2013, compared to $10.3 million for the three months ended March 31, 2012. The increase in interest income was primarily due to a $9.0 million in interest on loans receivable, partially offset by a $239 thousand decrease in interest on securities.

The increase in interest on loans receivable was due mainly to the seasoned SFR mortgage loan pool purchases of $332.3 million during the three months ended March 31, 2013 and other loan purchases of $66.7 during the second half of 2012 along with loan growth associated with the Beach and Gateway acquisitions. The Company continues to evaluate potential purchases of seasoned SFR mortgage loans priced at an attractive discount.

Average loans receivable increased by $596.0 million, or 72.8 percent, to $1.40 billion for the three months ended March 31, 2013, compared to $819.0 million for the three months ended March 31, 2012. Yield on average loans receivable also increased by 63 basis points to 5.31 percent for the three months ended March 31, 2013, compared to 4.68 percent for the three months ended March 31, 2012. The increase in yield on average net loans was due mainly to the attractive yield associated with the seasoned SFR mortgage loan pool. The effective yield on the purchased portfolios of seasoned SFR mortgage loans was 12.29 percent and total interest income recorded from purchased loan pools was $2.7 million for the three months ended March 31, 2013.

The decrease in interest on securities was due mainly to a continuous down-shifting of the reinvestment rate from the current low interest rate environment.

Interest expense increased $2.4 million, or 162.9 percent, to $3.8 million for the three months ended March 31, 2013, compared to $1.4 million for the three months ended March 31, 2012. The increase in interest expenses was primarily due to increases in interest-bearing deposits and long-term debt interest expense.

Interest expense on interest-bearing deposits increased $650 thousand, or 48.2 percent, to $2.0 million for the three months ended March 31, 2013, compared to $1.3 million for the three months ended March 31, 2012, due mainly to an increase in deposits through the acquisitions of Beach and Gateway and management’s strategy to increase core deposits. The retail banking group commenced an attractive relationship core deposit campaign that brought in $255 million in core deposits.

Long-term debt, raised for aggregate principal amounts of $33.0 million during the three months ended June 30, 2012 and $51.8 million during the three months ended December 31, 2012, had an average balance of $82.0 million, net of discounts and costs, for the three months ended March 31, 2013, which contributed a $1.7 million increase in interest expense.

Provision for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses to absorb probable expected losses presently inherent in the loan and lease portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan and lease portfolio. In evaluating the level of the allowance for loan and lease losses, management considers the types of loans and leases and the amount of loans and leases in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company currently takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually, primarily through the evaluation of cash flows or collateral values. Management uses available information to recognize loan and lease losses, however, future loan and lease loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses and may require the Banks to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan and lease losses as of March 31, 2013 was maintained at a level that represented management’s best estimate of incurred losses in the loan and lease portfolio to the extent they were both probable and reasonably estimable as of the balance sheet date. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. During the three months ended March 31, 2013, the Company acquired three pools of loans which were partially ASC 310-30 loans. Those purchased credit impaired loan pools were not included in the allowance for loan and lease losses at March 31, 2013, but might be in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield.

Provisions for loan and lease losses are charged to operations at a level required to reflect probable incurred credit losses in the loan and lease portfolio. In this regard, a majority of the Company’s loans and leases are to individuals and businesses in Southern California. During the three months ended March 31, 2013 and 2012, the Company provided $2.2 million and $691 thousand, respectively, to its provision for loan and lease losses. The increase in 2013 related primarily to general reserve allocations on new loan and lease originations and impairments on seasoned SFR mortgage loan pools. On a quarterly basis, the Company reforecasts its expected cash flows for the PCI loans relating to the Beach Business Bank, Gateway Business Bank and the three loan pools acquired in 2012 to be evaluated for potential impairment, and will do the same in future periods with respect to the three loan pools acquired during the three months ended March 31, 2013. We made a provision for loan losses on PCI loans totaling $439 thousand for the three months ended March 31, 2013. The provision for losses on these loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding loans/loan pools and the analysis of the loan performance data since the acquisition of these loans. The Company will continue updating cash flow projections on PCI loans on a quarterly basis. Due to the uncertainty in the future performance of the PCI loans, additional impairments may be recognized in the future.

Non-accrual loans, excluding PCI loans, decreased by $6.5 million to $16.5 million at March 31, 2013, compared to $23.0 million at December 31, 2012. Net charge-offs totaled $601 thousand for the three months ended March 31, 2013, as compared to $2.3 million in net charge-offs for the three months ended March 31, 2012.

Noninterest Income.

The following table sets forth the various components of non-interest income for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
	2013	2012	Amount	Percentage
Customer service fees	$546	$361	$185	51.2%
Loans servicing income	188	16	172	1075.0%
Income from bank owned life insurance	38	69	(31)	-44.9%
Net gain (loss) on sale of securities available for sale	308	(39)	347	-889.7%
Net gain on sale of loans	312	—	312	NM
Net gain on mortgage banking activities	16,370	—	16,370	NM
Other income	166	96	70	72.9%

Total noninterest income	$17,928	$503	$17,425	3464.2%

Noninterest income increased $17.4 million to $17.9 million for the three months ended March 31, 2013 compared to $503 thousand for the three months ended March 31, 2012 primarily due to a $16.4 million of mortgage banking related income when compared to none for the three months ended March 31, 2012.

Customer service fees, which consist of deposit product related service charges, increased by $185 thousand, or 51.2 percent, to $546 thousand for the three months ended March 31, 2013 compared to $361 thousand for the three months ended March 31, 2012, due mainly to increases in non-interest bearing checking and NOW accounts.

Net gain on sale of securities available for sale increased as a result of the Company’s decision to sell $7.4 million of securities during the three months ended March 31, 2013.

The Company reported $16.4 million in net gain on mortgage banking activities related to the MHMB division of PacTrust Bank. MHMB originates single family residential mortgage loans and sells these loans in the secondary market. The amount of net gain on mortgage banking activities is a function of mortgage loans originated for sale and the fair value of these loans. Net gain on mortgage banking activities includes mark to market pricing adjustments on loan commitments and forward sales contracts, initial capitalized value of mortgage servicing rights (MSRs) and loan origination fees.

For the three months ended March 31, 2013, MHMB originated $332.8 million in loans and sold $331.7 million of loans in the secondary market. The net gain and margin on these sales were $11.4 million and 3.4 percent, respectively. In addition, we also had changes in amounts related to derivatives and the fair value of the mortgage loans held for sale. Changes in amounts related to loan commitments and forward sales commitments amount to a net gain of $2.0 million for the three months ended March 31, 2013. The net change in the fair value of the loans held for sale was a net reduction of $0.5 million for the three months ended March 31, 2013. The initial capitalized value of our MSRs totaled $783 thousand on $79.7 million of loans sold servicing retained to FNMA and Freddie Mac for the three months ended March 31, 2013. Loan origination fees were $1.8 million for the three months ended March 31, 2013.

In additional to net gain on mortgage banking activities, MHMB records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Provision for loss reimbursements on sold loans totaled $256 thousand for the three months ended March 31, 2013.

Noninterest Expense.

The following table sets forth the breakdown of non-interest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
	2013	2012	Amount	Percentage
Salaries and employee benefits	$15,318	$4,867	$10,451	214.7%
Commissions	3,762	—	3,762	NM
Occupancy and equipment	3,193	999	2,194	219.6%
Professional fees	2,297	543	1,754	323.0%
Data processing	910	407	503	123.6%
Advertising	522	239	283	118.4%
Regulatory assessments	381	318	63	19.8%
Loan servicing and foreclosure expense	204	338	(134)	-39.6%
Operating loss on equity investment	159	76	83	109.2%
Valuation allowance for OREO	79	14	65	464.3%
Net (gain) loss on sales of OREO	(114)	(316)	202	-63.9%
Provision for loan repurchases	256	—	256	NM
Amortization of intangible assets	367	—	367	NM
Other expense	2,224	733	1,491	203.4%

Total noninterest expense	$29,558	$8,218	$21,340	259.7%

Noninterest expense increased by $21.0 million, or 255.2 percent, to $29.2 million for the three months ended March 31, 2013 compared to $8.2 million for the same period of the prior year. This increase was primarily the result of a $10.4 million increase in salaries and employee benefits, a $2.2 million increase in occupancy and equipment expense, a $1.8 million increase in professional fees, a $3.8 million increase in commissions paid for mortgage banking activities, a $283 thousand increase in advertising expense, a

$503 thousand increase in data processing expense, a $256 thousand increase in expense for provision for loan repurchases, a $367 thousand increase in expense for amortization of intangible assets, and a $1.1 million increase in other expense. These increases were partially offset by a $134 thousand decrease loan servicing and foreclosure expense. The increase in expense relates predominately to the acquisitions of Beach and Gateway. The mortgage banking strategy and growth has had an impact on the growth of overall noninterest expense as well.

Salaries and employee benefits represented 65.4 percent and 59.2 percent of total noninterest expense for the three months ended March 31, 2013 and March 31, 2012, respectively. Total salaries and employee benefits increased $10.5 million, or 214.7 percent, to $15.3 million for the three months ended March 31, 2013 from $4.9 million for the three months ended March 31, 2012, due to additional compensation expense related to an increased in full-time equivalent employees resulting from the Beach and Gateway acquisitions.

Commission expense, which is a variable expense, primarily related to single family mortgage originations, approximated $3.8 million for the three months ended March 31, 2013. Total origination during the period was $332.8 million.

Occupancy and equipment expense increased $2.2 million, or 219.6 percent, to $3.2 million for the three months ended March 31, 2013 from $999 thousand in the same period in 2012 primarily due to the increased building and equipment maintenance related to the relocation and expansion of the Company’s headquarters to Irvine, new branch locations from the Beach and Gateway acquisitions last year, and 7 new loan production offices for MHMB opened during the period.

Total professional fees increased $1.8 million, or 323.0 percent, to $2.3 million for the three months ended March 31, 2013 from $543 thousand for the same period in 2012, due to increased accounting, consulting and legal fees related to the PBOC acquisition.

Data processing expense increased $503 thousand or 123.6% due mainly to a higher volume transactions and number of accounts from the increased loans and deposits.

The OREO gain on sale decreased $202 thousand, or 63.9 percent, to $114 thousand for the three months ended March 31, 2013 compared to $316 thousand for the same period in the prior year.

Provision for loss reimbursements on loans sold of $256 thousand represents the expected losses on the $332.8 million of originated during the current period, as well as adjustments due to our changes in estimates of expected losses from probable repurchase obligations related to loans sold in prior periods.

Income Tax Expense

Income tax expense was $632 thousand for the three months ended March 31, 2013 compared to income tax expense of $93 thousand for the three months ended March 31, 2012. The effective income tax rate for the three months ended March 31, 2013 and 2012 was 40.5% and 19.8%, respectively. The Company’s effective tax rate increased due to an increase in taxable income and a decrease in nontaxable income as a percentage of income before income taxes.

Management has concluded, in connection with the preparation of Company’s financial statements as March 31, 2013, that although there is negative evidence in support of the need of a deferred tax valuation allowance, the Company’s tax planning actions will generate enough future book and taxable income to maintain a partial valuation allowance. As a result, management believes that it is “more likely than not” that the Company’s $7.6 million of deferred tax assets will be realized in future years. Consequently, Management believes that, as of March 31, 2013, a valuation allowance of $7.8 million will reduce its deferred tax assets to the net amount that is “more likely than not” to be realized.

FINANCIAL CONDITION

Total assets increased by $368.2 million, or 21.9 percent, to $2.05 billion at March 31, 2013, compared to $1.68 billion at December 31, 2012. The increase in total assets was due primarily to a $377.2 million increase in loans and leases receivables and a $14.6 million increase in cash and cash equivalents, partially offset by a $21.8 million decrease in securities available for sale.

Investment Securities

Our primary goal of investment securities is to provide a relatively stable source of income while maintaining an appropriate level of liquidity. Investment securities also provide a source of liquidity by pledging as collateral or through repurchase agreement and collateral for certain public funds deposits. Investment securities classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of shareholders’ equity. All investment securities have been classified as available-for-sale securities as of March 31, 2013 and December 31, 2012.

Total investment securities available-for-sale decreased by $21.8 million, or 17.9 percent, to $99.7 million at March 31, 2013, compared to $121.4 million at December 31, 2012, due mainly to $19.5 million of principal payments, $7.4 million of sales, and $4.0 million of calls and paid offs, partially offset by $9.9 million of purchases. Investment securities had a net unrealized gain of $547 thousand at March 31, 2013, compared to a net unrealized gain of $736 thousand at December 31, 2012.

	March 31, 2013			December 31, 2012
			Net			Net
	Amortized	Fair	Unrealized	Amortized	Fair	Unrealized
	Cost	Value	Gain (Loss)	Cost	Value	Gain (Loss)
	(In thousands)
Available-for-sale
U.S. government-sponsored entities and agency securities	$2,000	$2,002	$2	$2,706	$2,710	$4
State and Municipal securities	—	—	—	9,660	9,944	284
Private label residential mortgage-backed securities	37,182	37,492	310	41,499	41,846	347
Agency mortgage-backed securities	59,929	60,164	235	66,818	66,919	101

Total securities available for sale	$99,111	$99,658	$547	$120,683	$121,419	$736

Loans and Leases Receivable

The following table shows the loan composition by type, excluding loans held for sale, as of the dates indicated.

	March 31	December 31	Increase (Decrese)
	2013	2012	Amount	Percentage
Commercial
Commercial and industrial	$79,379	$80,393	$(1,014)	-1.3%
Real estate mortgage	332,550	339,888	(7,338)	-2.2%
Multi-family	125,126	113,674	11,452	10.1%
SBA	35,706	36,120	(414)	-1.1%
Construction	6,862	6,648	214	3.2%
Lease financing	16,398	11,203	5,195	46.4%
Consumer:
Real estate 1-4 family first mortgage	820,481	438,833	381,648	87.0%
Green Loan—First Liens	186,791	198,351	(11,560)	-5.8%
Green Loan—Second Liens	6,464	7,653	(1,189)	-15.5%
HELOC’s, home equity loans, and other consumer installment credit	15,509	13,796	1,713	12.4%

Total	$1,625,266	$1,246,559	$378,707	30.4%

Net deferred loan costs	$636	$447	$189	42.3%
Unamortized purchase premium	1,370	1,465	(95)	-6.5%
Allowance for loan losses	(16,015)	(14,448)	(1,567)	10.8%

Loans and leases receivable, net	$1,611,257	$1,234,023	$377,234	30.6%

Seasoned SFR Mortgage Loan Acquisition

During the quarter ended March 31, 2013, the Company completed three Seasoned SFR Mortgage loan acquisitions with unpaid principal balances and fair values of $451.5 million and $332.3 million (excluding accrued interest paid at settlement) at the respective acquisition dates. These loan pools generally consist of re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. The Company was able to acquire these loans at a significant discount to both current property value at acquisition and note balance.

The Company determined that certain loans in these Seasoned SFR Mortgage acquisitions reflect credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected (PCI Loans). The unpaid principal balances and fair values of PCI loans at the respective dates of acquisition were $227.4 million and $122.8 million, respectively. As of the date of acquisition, approximately 8.70 percent of these loans were sixty or more days contractually past due (excluding loans paying in accordance with a court approved bankruptcy plan) and none were in foreclosure. At March 31, 2013, the unpaid principal balance and carrying value of these loans were $227.4 million and $123.3 million, respectively.

For each acquisition the Company was able to utilize its background in mortgage credit analysis to re-underwrite the borrower’s credit to arrive at what it believes to be an attractive risk adjusted return for a highly collateralized investment in performing mortgage loans. The acquisition program implemented and executed by the Company involved a multifaceted due diligence process that included compliance reviews, title analyses, review of modification agreements, updated property valuation assessments, collateral inventory and other undertakings related to the scope of due diligence. In aggregate, the purchase price of the loans was less than 83 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 73 percent of note balance at the time of acquisition. At the time of acquisition, approximately 73 percent of the mortgage loans by current principal balance (excluding any forbearance amounts) had the original terms modified at some point since origination by a prior owner or servicer. The mortgage loans had a current weighted average interest rate of 5.465 percent, determined by current principal balance. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 608. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $184 thousand. Approximately 78.3 percent of the borrowers by current principal balance had made at least 12 monthly payments in the 12 months preceding the trade date (or, in some cases calculated as making 11 monthly payments in the 11 months preceding the trade date), and 86.4 percent had made six monthly payments in the six months preceding the trade date. The mortgage loans are secured by residences located in all 50 states and Washington DC, with California being the largest state concentration representing 26.95 percent of the note balance, and with no other state concentration exceeding 10.0 percent based upon the current note balance.

During the course of 2012, the Company completed three Seasoned SFR Mortgage acquisitions with unpaid principal balances and fair values of $114.8 million and $66.7 million at the respective acquisition dates. These loan pools generally consist of re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. In aggregate, the purchase price of the loans was less than 70 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 60 percent of note balance at the time of acquisition. The mortgage loans had a current weighted average interest rate of 3.94 percent, determined by current unpaid principal balance as of March 31, 2013. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 632. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $252,406. As March 31, 2013, the unpaid principal balance and carrying value of these loans were $106.5 million and $62.4 million, respectively. At March 31, 2013 and December 31, 2012, approximately 3.10 percent and 6.00 percent of unpaid principal balance of these loans were delinquent 60 or more days and 6.87 percent and 0.23 percent respectively were in bankruptcy or foreclosure.

During the third quarter of 2012, the Company acquired Beach and Gateway. As part of these acquisitions, the Company purchased credit impaired SBA, commercial and industrial, real estate mortgage, multi-family and consumer loans. As March 31, 2013, the unpaid principal balance and carrying value of these loans were $40.2 million and $32.7 million, respectively. At March 31, 2013 and December 31, 2012, approximately 2.92 percent and 4.79 percent of unpaid principal balance of these loans were delinquent 60 or more days and 19.24 percent and 16.38 percent, respectively, were in foreclosure.

The outstanding balance and carrying amount of PCI loans and leases at March31, 2013 and December 31, 2012 is as follows.

	March 31, 2013		December 31, 2012
	Outstanding	Carrying	Outstanding	Carrying
	Balance	Amount	Balance	Amount
Commercial
Commercial and industrial	$6,453	$4,783	$11,350	$6,808
Real estate mortgage	24,922	21,630	22,698	21,837
Multi-family	1,205	838	1,208	845
SBA	7,181	5,331	7,967	5,608
Consumer:
Real estate 1-4 family first mortgage	334,045	185,833	108,428	65,066
HELOC’s, home equity loans, and other consumer installment credit	110	55	110	56

Outstanding balance	$373,916	$218,470	$151,761	$100,220

Accretable yield, or income expected to be collected, is as follows:

	Three months ended March 31,
	2013	2012
Balance at beginning of period	$32,206	$—
New loans or leases purchased	45,142	6,447
Accretion of income	(2,668)	(177)
Reclassifications from nonaccretable difference	1,430	—
Disposals	(169)	—

Balance at end of period	$75,941	$6,270

Seasoned SFR Mortgage Loan Acquisition Due Diligence

The acquisition program implemented and executed by the Company involved a multifaceted due diligence process that included compliance reviews, title analyses, review of modification agreements, updated property valuation assessments, collateral inventory and other undertakings related to the scope of due diligence. Prior to acquiring mortgage loans, the Company, its affiliates, sub-advisors or due diligence partners typically will review the loan portfolio and conduct certain due diligence on a loan by loan basis according to its proprietary diligence plan. This due diligence encompasses analyzing the title, subordinate liens and judgments as well as a comprehensive reconciliation of current property value. The Company, its affiliates, and its sub-advisors prepare a customized version of its diligence plan for each mortgage loan pool being reviewed that is designed to address certain identified pool specific risks. The diligence plan generally reviews several factors, including but not limited to, obtaining and reconciling property value, confirming chain of titles, reviewing assignments, confirming lien position, confirming regulatory compliance, updating borrower credit, certifying collateral, and reviewing servicing notes. In certain transactions, a portion of the diligence may be provided by the seller. In those instances, the Company reviews the mortgage loan portfolio to confirm the accuracy of the provided diligence information and supplements as appropriate.

As part of the confirmation of property values in the diligence process, the Company conducts independent due diligence on the individual properties and borrowers prior to the acquisition of the mortgage loans. In addition, market conditions, regional mortgage loan information and local trends in home values, coupled with market knowledge, are used by the Company in calculating the appropriate additional risk discount to compensate for potential property declines, foreclosures, defaults or other risks associated with the mortgage loan portfolio to be acquired. Typically, the Company may enter into one or more agreements with affiliates or third parties to perform certain of these due diligence tasks with respect to acquiring potential mortgage loans.

Non-Traditional Mortgage Portfolio

The Company’s non-traditional mortgage (“NTM”) portfolio is comprised of three interest only products: the Green Account Loans (“Green Loans”), the hybrid interest only adjustable rate mortgage (“ARM”) and a small number of loans with the potential for negative amortization. As of March 31, 2013 and December 31, 2012 the non-traditional mortgages totaled $396.3 million or 24.4 percent of the total gross loan portfolio, and $368.2 million or 29.5 percent, respectively, which is an increase of $28.0 million or 7.6 percent. The following table represents the composition of the NTM portfolio at the dates indicated:

	March 31, 2013			December 31, 2012
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green	224	$193,255	48.8%	239	$206,004	56.0%
Interest-only	272	183,924	46.4	191	142,978	38.8
Negative amortizaion	40	19,102	4.8	40	19,262	5.2

Total NTM loans	536	$396,281	100.0%	470	$368,244	100.0%

Total gross loan portfolio		$1,625,266			$1,246,559
% of NTM to total gross loan portfolio		24.4%			29.5%

Green Loans

Included in the Company’s loan and lease portfolio segments are Total Green Loans in dollar amounts and in percentages as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Green Loans (HELOC)—First Liens	$186,791	96.7%	$198,351	96.3%
Green Loans (HELOC)—Second Liens	6,464	3.3%	7,653	3.7%

Total Green Loans	$193,255	100.0%	$206,004	100.0%

At March 31, 2013, Green Loans totaled $193.3 million, a decrease of $12.7 million or 6.2 percent from $206.0 million at December 31, 2012, primarily due to reductions in principal balance of $5.4 million and payoffs of $12.8 million, partially offset by advances of $5.4 million. As of March 31, 2013 and December 31, 2012, $5.4 million and $5.7 million, respectively, of the Company’s Green Loans were non-performing.

The table below represents the Company’s activity in the non-traditional one-to-four SFR Green Loan first lien portfolio for the period indicated:

	For the three months ended,
	March 31, 2013	December 31, 2012
Beginning Balance	$198,351	$219,502
Principal and Interest Advances	5,093	8,744
Payoffs	(11,781)	(23,242)
Principal Payments	(4,872)	(4,006)
Refinances	—	(2,371)
Transfers to OREO	—	(276)

Ending Balance	$186,791	$198,351

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

The Green Loans are similar to HELOC’s in that they are collateralized primarily by the equity in one-to-four SFR Mortgage loans. However, some Green Loans are subject to differences from HELOCs relating to certain characteristics including one-action laws. Similar to a Green Loans, HELOC’s allow the borrower to draw down on the credit line based on an established loan amount for a period of time, typically 10 years, requiring an interest only payment with an option to pay principal at any time. A typical HELOC provides that at the end of the term the borrower can continue to make monthly principal and interest payments based on the loan balance until the maturity date. The Green Loan is an interest only loan with a maturity of 15 years at which time the loan comes due and payable with a balloon payment due at maturity. The unique payment structure also differs from a traditional HELOC in that payments are made through the direct linkage of a personal checking account to the loan through a nightly sweep of funds into the Green Account. This reduces any outstanding balance on the loan by the total amount deposited into the checking account. As a result, every time a deposit is made, effectively a payment to the Green Loan is made. HELOCs typically do not cause the loan to be paid down by a borrowers depositing of funds into their checking account at the same bank.

Credit guidelines for Green Loans were established based on borrower Fair Isaac Company (“FICO”) scores, property type, occupancy type, loan amount, and geography. Property types include one-to-four SFR and second trust deeds where the Company owned the first liens, owner occupied as well as non-owner occupied properties. The Company utilized its underwriting guidelines for first liens to underwrite the Green Loans secured by second trust deeds as if the combined loans were a single Green Loan.

For one-to-four SFR loan sizes ranged up to $7.0 million and the average loan size was $1.0 million. As loan size increased, the maximum LTV decreased from 80 percent to 60 percent. Maximum LTVs were adjusted by 5 to10 percent for specified property types such as condos. FICOs were based on the primary wage earners’ mid FICO score and the lower of two mid FICO scores for full and alternative documentation, respectively. At the time of origination, 76 percent of the FICO scores exceeded 700. Loans greater than $1 million were subject to a second appraisal or third party appraisal review at origination.

For all Green Loans the loan income was underwritten using either full income documentation or alternative income documentation.

Interest Only Loans

Interest only loans are primarily single family residence first mortgage loans with payment features that allow interest only payment in initial periods before converting to fully amortizing payments. As of March 31, 2013, our interest only loans increased by $40.9 million or 28.6 percent to $183.9 million from $143.0 million at December 31, 2012, primarily due to originations of $32.7 million and purchases of $29.3 million, partially offset by sales of $11.4 million, payoffs and principal reduction of $5.2 million and reclassification of $4.3 million from NTM interest only to traditional loans due to the expiration of the initial interest only period and conversion to a fully amortizing basis. The Company decreased its overall percent to total gross loans by 0.2 percent from 11.5 percent at December 31, 2012 to 11.3 percent at March 31, 2013 of the total gross loan portfolio. As of March 31, 2013 and December 31, 2012, $2.7 million and $0.9 million, respectively, of the Company’s interest only loans were non-performing.

Included in the Company’s loan and lease portfolio segments are interest only loans in dollar amounts and in percentages as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate 1-4 family first mortgage	$183,924	100.0%	$142,865	99.9%
Real estate 1-4 family junior lien mortgage	—	0.0%	113	0.1%

Total Interest Only loans	$183,924	100.0%	$142,978	100.0%

Interest only loans are primarily SFR first mortgage loans with payment features that allow interest only payment during the first one, three, or five years during which time the interest rate is fixed before converting to fully amortizing payments. Following the expiration of the fixed interest rate, the interest rate and payment begins to adjust on an annual basis, with fully amortizing payments that include principal and interest calculated over the remaining term of the loan. The loan can be secured by owner or non-owner occupied properties that include one-to-four SFR units and second homes.

Loans with the Potential for Negative Amortization

The negative amortization loan balance decreased to $19.1 million as of March 31, 2013 from $19.3 million as of December 31, 2012. The Company discontinued origination of negative amortization loans in 2007. As of March 31, 2013 and December 31, 2012, none and $142 thousand, respectively, of the Company’s loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization, however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate 1-4 family first mortgage	$19,102	100.0%	$19,262	100.0%

Total loans with the potential for Negative Amortization	$19,102	100.0%	$19,262	100.0%

Non-Traditional Mortgage Loan Credit Risk Management

To mitigate and manage the risk within the Company’s loan portfolio, the Board of Directors established certain concentration limits. The aggregate maximum loan commitment amount for all non-traditional mortgage loans is 300 percent of the Company’s Core Capital plus allowance for loan and lease losses (ALLL). That limitation, as of March 31, 2013, was $559.0 million. As of March 31, 2013, the Company has outstanding loan commitments of $396.3 million or 70.9 percent of the maximum loan commitment limit resulting in available capacity of $162.7 million or 29.1 percent.

The maximum loan commitments for SFR interest only mortgage loans is also 300 percent of the Company’s Core Capital plus ALLL provided that the aggregate non-traditional mortgage maximum loan commitment of $559.0 million has not been exceeded. The interest only mortgage loans that have original LTVs that exceed 70 percent are further limited to $372.7 million. As of March 31, 2013, the outstanding loan commitments are $183.9 million or 32.9 percent of loan maximum loan commitment with available capacity of $375.0 million or 67.1 percent remaining.

The maximum loan commitments for SFR non-Green Loan HELOCs is 75 percent of the Company’s Core Capital plus ALLL. That limitation is $139.7 million as of March 31, 2013. As of March 31, 2013, the Company has outstanding loan commitments in the HELOC portfolio of $15.5 million or 11.1 percent of the maximum commitment with available capacity of $124.3 million or 88.9 percent remaining. Additionally HELOCs are further limited to not exceed $65.2 million for new loans whose original LTV exceeds 75 percent.

The Company performs detailed reviews of collateral values on loans collateralized by residential real property including its non-traditional mortgage portfolio based on appraisals or estimates from third party automated valuation models (AVMs) to support property values performed on a semi-annual or on an as needed basis. AVMs are used to identify loans that have experienced collateral deterioration in the borrower’s equity in the collateral of 50 percent or more. Once a loan meets this criterion, the Company will obtain updated drive by or full appraisals in order to confirm the AVM valuation. This information is used to update key monitoring metrics such as LTV. Additionally, FICO scores are obtained bi-annually in conjunction with the collateral analysis. In addition to LTV and FICO, the Company evaluates the portfolio on a specific loan basis through delinquency and portfolio charge-offs to determine whether any risk mitigation or portfolio management actions are warranted. The borrowers may be contacted as necessary to discuss material changes in loan performance or statistics

The Company’s risk management policy and credit monitoring includes reviewing delinquency, FICO scores, and collateral values on the non-traditional mortgage loan portfolio. We also continuously monitor market conditions for our geographic lending areas. The Company has assessed that the most significant performance indicators for non-traditional mortgages are LTV and FICO scores. The loan review provides an effective method of identifying borrowers who may be experiencing financial difficulty before they fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO of 10 percent or more and a resulting FICO of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded that will increase the ALLL the Company will establish for potential losses. A report of the semi-annual loan reviews is published and regularly monitored.

On the interest only loans, the Company projects future payment changes to determine if there will be an increase in payment of 3.50 percent or greater and then monitor the loans for possible delinquency. The individual loans are monitored for possible downgrading of risk rating, and trends within the portfolio are identified that could affect other interest only loans scheduled for payment changes in the near future.

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

As a result, the Company proactively manages the portfolio by performing detailed analysis on its portfolio with emphasis on the non-traditional mortgage portfolio. The Company’s Internal Asset Review Committee (IARC) conducts monthly meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations.

As a result of the most recently semi-annual review completed in the fourth quarter 2012, the Company identified 42 loans that had an original commitment of $38.8 million and had suspended or curtailed available credit by $2.75 million to a current commitment balance of $35.1 million. As of December 31, 2012, 39 loans remained outstanding and three had paid off in the amount of $1.4 million.

Consumer and non-traditional mortgage loans may entail greater risk than do traditional one-to-four SFR mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles and recreational vehicles. In these cases, any repossessed collateral for a consumer and non-traditional mortgage loan are more dependent on the borrower‘s continued financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

Loans Held For Sale

The Company originates one-to-four SFR real estate loans primarily in California, Arizona, Washington and Oregon. The residential lending division offers diverse product offerings through both direct-to consumer retail and wholesale mortgage channels. The Company offers conventional mortgages eligible for sale to Fannie Mae, Freddie Mac or government insured Federal Housing Administration (FHA) and Veteran Affairs (VA) mortgages and jumbo loans that meet conventional underwriting criteria except that the loan amount exceeds Fannie Mae or Freddie Mac limits.

MHMB originated $332.8 million and $350.9 million representing a decrease of 3.1 percent of SFR real estate through its Retail and Wholesale channels during the quarters ended March 31, 2013 and December 31, 2012, respectively. The Company sold $331.7 million and $345.5 million which is a decrease of $13.4 million for the three months ended March 31, 2013 and December 31, 2012, respectively. In addition, the Company has grown its SFR locked pipeline from $90.3 million at December 31, 2012 to $116.3 million at March 31, 2013, which represents a $26.0 million, or 28.8 percent, quarter over quarter increase. In conjunction with its business strategy, the Company opened 7 new loan production offices during the quarter.

Servicing Rights

Total mortgage and SBA servicing rights were $3.1 million and $2.2 million at March 31, 2013 and December 31, 2012, respectively. The fair value of the mortgage servicing rights (MSRs) amounted to $2.6 million and $1.7 million and the amortized cost of the SBA servicing rights was $498 thousand and $538 thousand at March 31, 2013 and December 31, 2012, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans. The majority of these servicing rights were acquired as part of the Beach and Gateway acquisitions. The aggregate fair value of the servicing rights at the respective acquisition dates was $2.2 million. The principal balance of the loans underlying our total MSRs and SBA servicing rights was $280.0 million and $73.3 million, respectively, at March 31, 2013 and $211.4 million and $45.2 million, respectively, at December 31, 2012. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 0.93 percent and 1.45 percent, respectively, at March 31, 2013 as compared to 0.82 percent and 1.22 percent, respectively, at December 31, 2012.

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. The allowance is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan and lease losses, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. The Company uses a three year loss experience of the Company and its peers in analyzing an appropriate reserve factor for all loans. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values. During the third quarter 2012, the Company acquired Beach Business Bank and Gateway Business Bank and their loans and leases are treated under ASC 805, accounting for acquisitions. The acquired loans and leases include loans and leases that are accounted for under ASC 310-30, accounting for purchase credit impaired loans and leases. In addition, the Company acquired three pools of credit impaired re-performing one-to-four SFR mortgage loans during 2012. On a quarterly basis, the Company re-forecasts its expected cash flows for the PCI loans relating to the Beach, Gateway, and the three loan pools acquired in 2012 to be evaluated for potential impairment. We made a provision for loan losses on PCI loans totaling $439 thousand for the three months ended March 31, 2013. The provision for loans and leases losses on PCI loans reflected a decrease in expected cash flows on PCI loans compared to those previously estimated.

For the three months ended March 31, 2013, the Bank acquired three pools of loans which were partially ASC 310-30 loans. Those purchased credit impaired loan pools are not included in the allowances for loan and lease losses at March 31, 2013, but might be in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield. The allowance for loan and lease losses on originated loans receivable at March 31, 2013 was $16.0 million, which represented 1.53 percent of the gross loans, excluding loans subject to fair market valuation, certain acquired loans and PCI loans totaling $602.3 million, as compared to $14.4 million, or 1.51 percent, of the gross loans, excluding loans subject to fair market valuation, certain acquired loans and PCI loans totaling $290.5 million, at December 31, 2012. Of the $16.0 million allowance, $1.5 million were specific allowance allocations to impaired loans and leases, including loans and leases which are subject to troubled debt restructurings, with $14.5 million serving as a general allocation of allowance for loan and lease losses on originated loans and leases. Of the $1.5 million total specific allowance allocation charged at March 31, 2013, $1.1 million related to one-to-four SFR mortgage loans and $329 thousand related to multi-family loans. The Company provided $2.2 million to its provision for loan and lease losses during the three months ended March 31, 2013 related primarily to new commercial real estate mortgage loan production and impairment charges on PCI loans.

The following tables provide information regarding activity in the allowance for loan and lease losses during the three months ended March 31, 2013 and 2012:

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- Family	SBA	Construction	Lease Financing	Real Estate 1-4 family First Mortgage	HELOC’s, Home Equity Loans, and Other Consumer Credit	Unallocated	TOTAL
Allowance for loan and lease losses:
Balance as of December 31, 2012	$263	$3,178	$1,478	$118	$21	$261	$8,855	$274	$—	$14,448
Charge-offs	—	(105)	(384)	(125)	—	(23)	(262)	(7)	—	(906)
Recoveries	—	—	88	125	—	2	90	—	—	305
Provision	218	625	362	15	273	23	529	(70)	193	2,168

Balance as of March 31, 2013	$481	$3,698	$1,544	$133	$294	$263	$9,212	$197	$193	$16,015

Individually evaluated for impairment	$—	$38	$329	$—	$—	$—	$1,095	$—	$—	$1,462
Collectively evaluated for impairment	481	3,636	1,215	133	294	263	7,902	197	193	14,314
Acquired with deteriorated credit quality	—	24	—	—	—	—	215	—	—	239

Total ending allowance balance	$481	$3,698	$1,544	$133	$294	$263	$9,212	$197	$193	$16,015

Loans:
Individually evaluated for impairment	$—	$2,511	$2,336	$—	$—	$—	$17,062	$—	$—	$21,909
Collectively evaluated for impairment	74,564	307,338	123,329	30,329	6,831	16,418	806,197	21,901	—	1,386,907
Acquired with deteriorated credit quality	4,781	21,616	838	5,333	—	—	185,833	55	—	218,456

Total ending loan balances	$79,345	$331,465	$126,503	$35,662	$6,831	$16,418	$1,009,092	$21,956	$—	$1,627,272

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- Family	SBA	Construction	Lease Financing	Real Estate 1-4 family First Mortgage	HELOC’s, Home Equity Loans, and Other Consumer Credit	Unallocated	TOTAL
Allowance for loan and lease losses:
Balance as of December 31, 2011	$128	$2,234	$1,541	$—	$—	$—	$8,635	$242	$—	$12,780
Charge-offs	—	(236)	—	—	—	—	(2,060)	(3)	—	(2,299)
Recoveries	—	—	—	—	—	—	—	1	—	1
Provision	1	930	60	—	—	—	(258)	(42)	—	691

Balance as of March 31, 2012	$129	$2,928	$1,601	$—	$—	$—	$6,317	$198	$—	$11,173

Individually evaluated for impairment	$—	$357	$732	$—	$—	$—	$164	$—	$—	$1,253
Collectively evaluated for impairment	129	2,571	869	—	—	—	6,153	198	—	9,920
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

Total ending allowance balance	$129	$2,928	$1,601	$—	$—	$—	$6,317	$198	$—	$11,173

Loans:
Individually evaluated for impairment	$—	$3,558	$5,485	$—	$—	$—	$15,704	$4	$—	$24,751
Collectively evaluated for impairment	8,967	157,530	78,735	—	—	—	551,012	17,414	—	813,658
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

Total ending loan balances	$8,967	$161,088	$84,220	$—	$—	$—	$566,716	$17,418	$—	$838,409

Reserve for Loss Reimbursement on Sold Loans

Reserve for loss reimbursements on sold loans was $3.5 million at March 31, 2013 and December 31, 2012. This reserve relates to our single family mortgage business. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. If a customer defaults on a mortgage payment within the first few payments after the loan is sold, we may be required to repurchase the loan at the full amount paid by the purchaser. In addition, when we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. We maintain a reserve for loss reimbursements on sold loans to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The representation and warranty reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demands for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors. Provisions added to the reserve for loss reimbursements on sold loans are recorded under non-interest expense in the consolidated statements of operations as an increase or decrease to provision for loss reimbursements on loans sold.

Following is a summary of activity in the reserve for loss reimbursements on sold loans for the quarter ended March 31, 2013:

Balance at January 1, 2013	$3,845
Provision for loss reimbursement on sold loans	256
Payments made for loss reimbursement on sold loans	(243)

Balance at March 31, 2013	$3,498

Deposits

The following table shows the composition of deposits by type as of the dates indicated.

	March 31 2013	December 31, 2012	Increase (Decrease)
			Amount	Percentage
Noninterest-bearing demand deposits	$142,735	$194,662	$(51,927)	-26.7%
NOW	200,902	15,111	185,791	1229.5%
Money market	348,169	294,804	53,365	18.1%
Savings	380,249	159,055	221,194	139.1%
Certificates of deposit	626,743	642,710	(15,967)	-2.5%

Total Deposits	$1,698,798	$1,306,342	$392,456	30.0%

Total deposits increased by $392.5 million, or 30.0 percent, to $1.70 billion at March 31, 2013, compared to $1.31 billion at December 31, 2012. The increase in total deposits was the direct results of strategic plans aiming to increase core deposits. During the three months ended March 31, 2013, the Company launched interest-bearing core deposits products with enhanced features to attract high net worth depositors in our target markets while reducing the reliance on certificates of deposit.

Federal Home Loan Bank Advances

At March 31, 2013, all $50.0 million of the Banks’ advances from the FHLB were fixed rate and had interest rates ranging from 0.25 percent to 0.82 percent with a weighted average rate of 0.50 percent. At December 31, 2012, $63.0 million of the Banks’ advances from the FHLB were fixed rate and had interest rates ranging from 0.28 percent to 0.82 percent with a weighted average rate of 0.47 percent. At December 31, 2012, $12.0 million of the Company’s advances from the FHLB were variable rate and had a weighted average interest rate of 0.28 percent as of that date.

Each advance is payable at its maturity date. Advances totaling $38.0 million matured in January 2013. Advances paid early are subject to a prepayment penalty. At March 31, 2013 and December 31, 2012, the Banks’ advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $848.8 million and $458.9 million, respectively, and the Banks’ investment of capital stock of the FHLB of San Francisco of $8.4 million and $8.4 million, respectively. Based on this collateral and the Banks’ holdings of FHLB stock, the Banks were eligible to borrow an additional $319.6 million at March 31, 2013. In addition, the Banks had available lines of credit with the Federal Reserve Bank totaling $114.8 million at March 31, 2013.

Long Term Debt

On April 23, 2012, the Company completed the public offering of $33.0 million aggregate principal amount of its 7.50 percent Senior Notes due April 15, 2020 (the “Notes”) at a price to the public of $25.00 per Note. Net proceeds after discounts were approximately $31.7 million. The Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the “Base Indenture”), as supplemented by the First Supplemental Indenture, dated as of April 23, 2012 (the “Supplemental Indenture,” and together with the Base Indenture, the “Indenture”), between the Company and U.S. Bank National Association, as trustee.

On December 6, 2012, the Company completed the issuance and sale of an additional $45.0 million aggregate principal amount of the Notes at a price to the public of $25.00 per Note, plus accrued interest from October 15, 2012. Net proceeds after discounts, including a full exercise of the $5.1 million underwriters’ overallotment option on December 7, 2012, were approximately $50.1 million.

The Notes are the Company’s senior unsecured debt obligations and rank equally with all of the Company’s other present and future unsecured unsubordinated obligations. The Notes bear interest at a per-annum rate of 7.50 percent. The Company makes interest payments on the Notes quarterly in arrears.

The Notes will mature on April 15, 2020. However, the Company may, at the Company’s option, on April 15, 2015, or on any scheduled interest payment date thereafter, redeem the Notes in whole or in part on not less than 30 nor more than 60 days’ prior notice. The Notes will be redeemable at a redemption price equal to 100 percent of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to the date of redemption.

The Indenture contains several covenants which, among other things, restrict the Company’s ability and the ability of the Company’s subsidiaries to dispose of or incur liens on the voting stock of certain subsidiaries and also contains customary events of default.

Liquidity

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

The Banks’ liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing, and financing activities. The Banks’ primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Banks invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Banks also generate cash through borrowings. The Banks utilize Federal Home Loan Bank advances to leverage their capital bases, to provide funds for their lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Banks also have the ability to obtain brokered certificates of deposit. Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Banks use their sources of funds primarily to meet their ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities. At March 31, 2013, there were $102.5 million of approved loan origination commitments. At the same date, unused lines of credit were $56.8 million and outstanding letters of credit totaled $1.3 million. Certificates of deposit scheduled to mature in one year at March 31, 2013, totaled $437.7 million. Based on the competitive rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank, although no assurance can be given in this regard. In addition, the Banks have the ability at March 31, 2013 to borrow an additional $319.6 million from the FHLB and $114.8 million from the Federal Reserve Bank to meet commitments and for liquidity purposes. The Banks have FHLB advances of $50.0 million maturing within the next 12 months. The Banks intend to replace these advances with new borrowings from the FHLB, Federal Reserve Bank or deposits, as and to the extent needed and depending on market conditions.

Commitments

The following tables provide information as of March 31, 2013 regarding our commitments and contractual obligations:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(In thousands)
Commitments to extend credit	$102,463	$64,972	$7,943	$4,173	$25,375
Standby letters of credit	1,265	288	—	—	977
Unused lines of credit	56,769	14,912	15,589	5,434	20,834

	$160,497	$80,172	$23,532	$9,607	$47,186

	Contractual Obligations
			Over	Over
	Total	One	One Year	Three Years	Over
	Amounts	Year or	Through	Through	Five
	Committed	Less	Three Years	Five Years	Years
	(In thousands)
FHLB advances	$50,000	$35,000	$15,000	$—	$—
Long-term debt	97,727	6,356	12,713	12,713
Operating and capital lease obligations	25,548	4,508	8,422	7,238	5,380
Maturing certificates of deposit	626,510	437,801	158,828	29,881	—

	$799,785	$483,665	$194,963	$49,832	$5,380

Capital

Consistent with the Company’s goals to operate a sound and profitable financial organization, each Bank actively seeks to maintain a “well capitalized” institution in accordance with regulatory standards. PacTrust Bank’s total equity was $174.9 million at March 31, 2013, or 10.7 percent of its total assets on that date. As of March 31, 2013, PacTrust Bank exceeded all capital requirements of the OCC. Pacific Trust Bank’s regulatory capital ratios at March 31, 2013 were as follows: core capital 10.5 percent; Tier I risk-based capital, 18.1 percent; and total risk-based capital 19.3 percent.

Beach Business Bank’s total equity was $53.1 million at March 31, 2013 or 13.06 percent of its total assets on that date. As of March 31, 2013, Beach Business Bank exceeded all capital requirements of the FDIC. Beach Business Bank’s regulatory capital ratios at March 31, 2013 were as follows: core capital 13.4 percent; Tier I risk-based capital, 15.4 percent; and total risk-based capital 16.1 percent.

The Company’s regulatory capital ratios at March 31, 2013 were as follows: core capital 10.0 percent; tier I risk-based capital, 14.3 percent; and total risk-based capital 15.5 percent.

The minimum regulatory capital requirements for the Banks to be considered well capitalized are 5.0 percent, 6.0 percent and 10.0 percent, respectively.

	Amount		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
First PacTrust Bancorp
Total capital (to risk-weighted assets)	$190,042	15.48%	$98,200	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	174,647	14.23	49,100	4.00	N/A	N/A
Tier 1 (core) capital (to adjusted tangible assets)	174,647	9.94	70,304	4.00	N/A	N/A
PacTrust Bank
Total capital (to risk-weighted assets)	$183,646	19.28%	$76,187	8.00%	$95,234	10.00%
Tier 1 capital (to risk-weighted assets)	171,711	18.03	38,094	4.00	57,141	6.00
Tier 1 (core) capital (to adjusted tangible assets)	171,711	10.49	65,466	4.00	81,832	5.00
Beach Business Bank
Total capital (to risk-weighted assets)	$43,983	16.06%	$21,905	8.00%	$27,382	10.00%
Tier 1 capital (to risk-weighted assets)	42,090	15.37	10,953	4.00	16,429	6.00
Tier 1 (core) capital (to adjusted tangible assets)	42,090	13.39	12,578	4.00	15,723	5.00
December 31, 2012
First PacTrust Bancorp
Total capital (to risk-weighted assets)	$185,002	14.97%	$98,876	8.00%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	169,498	13.71	49,438	4.00	N/A	N/A
Tier 1 (core) capital (to adjusted tangible assets)	169,498	10.15	66,786	4.00	N/A	N/A
PacTrust Bank
Total capital (to risk-weighted assets)	$163,647	17.59%	$74,410	8.00%	$93,012	10.00%
Tier 1 capital (to risk-weighted assets)	151,948	16.34	37,205	4.00	55,807	6.00
Tier 1 (core) capital (to adjusted tangible assets)	151,948	11.16	54,485	4.00	68,106	5.00
Beach Business Bank
Total capital (to risk-weighted assets)	$36,886	15.09%	$19,551	8.00%	$24,439	10.00%
Tier 1 capital (to risk-weighted assets)	35,983	14.72	9,776	4.00	14,664	6.00
Tier 1 (core) capital (to adjusted tangible assets)	35,983	11.96	12,036	4.00	15,045	5.00

ITEM 3  —  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by the asset and liability management committee. The asset and liability management committee is chaired by the treasurer and is comprised of members of our senior management. The asset and liability management policy establishes guidelines for the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs, while the asset and liability management committee monitors adherence to these guidelines. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The asset and liability management committee meets periodically to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to our net present value of equity analysis. At each meeting, the asset and liability management committee recommends appropriate strategy changes based on this review. The treasurer or his designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors on a regular basis.

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

Interest Rate Sensitivity of Net Portfolio Value (NPV)

The following table presents the projected change in the Company’s net portfolio value at March 31, 2013 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change. The net portfolio value analysis was unable to produce results for the minus 200 basis point or more given that some short-term rates were less than one percent.

Change in Interest Rates in Basis Points (“bp”)	Net Portfolio Value			Net Portfolio Value as % of PV of Assets
(Rate Shock in Rates)(1)	$ Amount	$ Change	% Change	NPV Ratio	Change
+300 bp	215,285	(37,881)	-15.0%%	10.9%	-1.3	%bp
+200 bp	229,102	(24,064)	-9.5%%	11.4%	-0.8	%bp
+100 bp	241,650	(11,515)	-4.5%%	11.8%	-0.4	%bp
0 bp	253,165	—	0.0%	12.2%		bp
-100 bp	274,900	21,734	8.6%%	13.0%	0.8	%bp

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.

The Company does not maintain any securities for trading purposes. The Company does not currently engage in trading activities. The Company does use derivative instruments to hedge its mortgage banking risks. In addition, interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2013 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, on December 14, 2012, CMG Financial Services, Inc. (“CMG”) initiated a patent lawsuit against the Bank in the United States District Court for the Central District of California (styled CMG Financial Services, Inc. v. Pacific Trust Bank, F.S.B., et al., Case No. 2:11-cv-10344-PSG-MRW) (the “Action”) alleging infringement of U.S. Patent No. 7,627,509 (the “509 Patent”) of limited number of financial products previously offered by the Company. The 509 Patent relates to the origination and servicing of loans with characteristics similar to the Bank’s Green Accounts. The Company and its counsel believe the asserted claim is without merit and the resolution of the matter is not expected to have a material impact on the Company’s business, financial condition or results of operations, though no assurance can be given in this regard.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors that appeared under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended March 31, 2013 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share
1/1/13-3/31/13	5,973	$11.70

The Company has purchased 5,973 shares in March 2013 at an average price of $11.70 with a total cost of $70 thousand, including fees, during the quarter related to tax liability sales for employee stock benefit plans, consistent with past practices.

On April 25, 2013, the Company announced that its Board of Directors has approved a new share buyback program authorizing the Company, based on management’s discretion, to buy back, from time to time during the next 12 months, an amount representing up to 10 percent of the Company’s currently outstanding common shares. The shares may be repurchased in the open market or in privately negotiated transactions, at prices not to exceed the tangible book value of the Company’s common shares, based on the book value of such shares as reported in the Company’s most recent quarterly earnings report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibits

2.1	Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc. (sometimes referred to below as the “Registrant” or the “Company”), Gateway Bancorp, Inc. (“Gateway”), each of the stockholders of Gateway and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)

2.1A	Amendment No. 1, dated as of November 28, 2011, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(1)

2.2B	Amendment No. 2, dated as of February 24, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(2)

2.2C	Amendment No. 3, dated as of June 30, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(3)

2.2D	Amendment No. 4, dated as of July 31, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among First PacTrust Bancorp, Inc., Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(4)

2.3	Agreement and Plan of Merger, dated as of August 30, 2011, by and between First PacTrust Bancorp, Inc. and Beach Business Bank, as amended by Amendment No. 1thereto dated as of October 31, 2011	(b	)

2.4	Agreement and Plan of Merger, dated as of August 21, 2012, by and among First PacTrust Bancorp, Inc., Beach Business Bank and The Private Bank of California	(c	)

3.1	Articles of Incorporation of First PacTrust Bancorp, Inc.	(d	)

3.2	Articles of Amendment to the Charter of First PacTrust Bancorp, Inc.	(e	)

3.3	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(f	)

3.4	Articles supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Class B Non-Voting Common Stock	(g	)

3.5	Articles of Amendment to Articles Supplementary to the Charter of First PacTrust Bancorp, Inc. containing the terms of First PacTrust Bancorp, Inc.’s Class B Non-Voting Common Stock	(h	)

3.6	Bylaws of First PacTrust Bancorp, Inc.	(i	)

4.1	Warrant to purchase up to 240,000 shares of First PacTrust Bancorp, Inc. common stock originally issued on November 1, 2010	(g	)

4.2	Warrant to purchase up to 1,395,000 shares of First PacTrust Bancorp, Inc. common stock originally issued on November 1, 2010	(g	)

4.3	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(q	)

4.4	Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50% Senior Notes due April 15, 2020 and form of 7.50% Senior Notes due April 15, 2020	(q	)

4.5A	Warrant Agreement, dated as of June 29, 2012 (the “Warrant Agreement”), by and between First PacTrust Bancorp, Inc. and Registrar and Transfer Company, as Warrant Agent	(i	)

4.5B	Form of Warrant Certificate (included as Exhibit A to the Warrant Agreement filed as Exhibit 4.5A)	(i	)

10.1	Employment Agreement, dated as of November 1, 2010, between First PacTrust Bancorp, Inc. and Gregory A. Mitchell (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Mitchell pursuant to his Employment Agreement)	(g	)

10.1A	Separation and Settlement Agreement, dated as of September 21, 2012, by and between First PacTrust Bancorp, Inc. and Gregory A. Mitchell	(j	)

10.2	Employment Agreement, dated as of November 17, 2010, by and among First PacTrust Bancorp, Inc. and Pacific Trust Bank and Richard Herrin (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Herrin pursuant to his Employment Agreement)	(k	)

10.2A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Richard Herrin	(l	)

10.2B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Richard Herrin	(l	)

10.3	Reserved

10.4	Employment Agreement with Gaylin Anderson (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Anderson pursuant to his Employment Agreement)	(m	)

10.4A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Gaylin Anderson	(l	)

10.4B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Gaylin Anderson	(l	)

10.5	Employment Agreement, dated as of November 29, 2012, by and among First PacTrust Bancorp, Inc. and Pacific Trust Bank and Chang Liu (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Liu pursuant to his Employment Agreement)	(m	)

10.5A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Chang Liu	(l	)

10.5B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Chang Liu	(l	)

10.6	Employment Agreement, dated as of May 6, 2011, by and among First PacTrust Bancorp, Inc. and Pacific Trust Bank and Marangal I. Domingo (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Domingo pursuant to his Employment Agreement)	(n	)

10.6A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Marangal I. Domingo	(l	)

10.6B	Consulting Agreement, dated as of December 26, 2012, between and among Marangal I. Domingo, First PacTrust Bancorp, Inc. and Pacific Trust Bank	(s	)

10.7	Employment Agreement, dated as of August 21, 2012, by and between First PacTrust Bancorp, Inc. and Steven Sugarman	(l	)

10.7A	Stock Appreciation Right Grant to Steven Sugarman dated August 21, 2012	(l	)

10.8	Employment Agreement, dated as of September 25, 2012, by and among First PacTrust Bancorp, Inc., Pacific Trust Bank and Beach Business Bank and Robert M. Franko	(l	)

10.8A	Mutual Termination and Release Letter Agreement, dated September 25, 2012, relating to Executive Employment Agreement, dated June 1, 2003, between Doctors’ Bancorp, predecessor-in-interest to Beach Business Bank, and Robert M. Franko	(l	)

10.9A	Employment Agreement, dated as of August 22, 2012, by and among First PacTrust Bancorp, Inc. and John C. Grosvenor	(l	)

10.9B	Employment Agreement, dated as of November 5, 2012, by and among First PacTrust Bancorp, Inc. and Ronald J. Nicolas, Jr.	(l	)

10.9C	Employment Agreement, dated as of November 14, 2012, by and among First PacTrust Bancorp, Inc. and Lonny D. Robinson	(l	)

10.10	Registrant’s 2011 Omnibus Incentive Plan	(o	)

10.10A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(r	)

10.10B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(r	)

10.10C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(r	)

10.11	Registrant’s 2003 Stock Option and Incentive Plan	(p	)

10.12	Registrant’s 2003 Recognition and Retention Plan	(p	)

10.13	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between First PacTrust Bancorp, Inc. and the Secretary of the United States Treasury	(f	)

10.4	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(t	)

11.0	Statement regarding computation of per share earnings	None

15.0	Letter re unaudited interim financial information	None

18.0	Letter regarding change in accounting principles	None

19.0	Report furnished to security holders	None

22.0	Published report regarding matters submitted to vote of security holders	None

24.0	Power of Attorney	None

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)(Principal Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (President)	31.2

31.3	Rule 13a-14(a) Certification (Chief Financial Officer)(Principal Financial Officer)	31.3

31.4	Rule 13a-14(a) Certification (Principal Accounting Officer)	31.4

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Income and Comprehensive Income (Loss); (iii) Consolidated Statements of Shareholder’s Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.
(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.
(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference
(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.
(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.
(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.
(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference
(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 5, 2012 and incorporated herein by reference.
(j)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 27, 2012 and incorporated herein by reference.
(k)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference.
(l)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.
(m)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
(n)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 10, 2011 and incorporated herein by reference.
(o)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference
(p)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.
(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.
(r)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
(s)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 28, 2012 and incorporated herein by reference.
(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PACTRUST BANCORP, INC.

Date: May 10, 2013	/s/ Steven A. Sugarman
Steven A. Sugarman
Chief Executive Officer

Date: May 10, 2013	/s/ Robert M. Franko
Robert M. Franko
President

Date: May 10, 2013	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Executive Vice President/ Chief Financial Officer

Date: May 10, 2013	/s/ Lonny D. Robinson
Lonny D. Robinson
Executive Vice President/ Chief Accounting Officer