Form 10-Q
period 2013-06-30
BANC OF CALIFORNIA, INC.
filed 2013-08-09
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35522

BANC OF CALIFORNIA, INC.

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

As of July 31, 2013 the registrant had outstanding 17,437,784 shares of voting common stock and 579,490 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.

Form 10-Q Quarterly Report

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

When used in this report and in public shareholder communications, in other documents of Banc of California, Inc. (the “Company,” “we,” “us” and “our”) filed with or furnished to the Securities and Exchange Commission (the “SEC”), or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” “guidance” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenue, expense or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the agreement for the pending sale of certain branches to American West Bank (“AWB”); (ii) the inability to complete the pending sale of certain branches to AWB due to the failure to satisfy the conditions to completion; (iii) risks that the pending sale of certain branches to AWB, or the Company’s recently completed acquisitions of Beach Business Bank, Gateway Bancorp and the Private Bank of California (“PBOC”), may disrupt current plans and operations, the potential difficulties in customer and employee retention as a result of the transactions and the amount of the costs, fees, expenses and charges related to the transactions; (iv) continuation or worsening of current recessionary conditions, as well as continued turmoil in the financial markets; (v) the credit risks of lending activities, which may be affected by further deterioration in real estate markets and the financial condition of borrowers, may lead to increased loan and lease delinquencies, losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan and lease losses not being adequate to cover actual losses and require us to materially increase our loan and lease loss reserves; (vi) the quality and composition of our securities portfolio; (vii) changes in general economic conditions, either nationally or in our market areas; (viii) continuation of the historically low short-term interest rate environment, changes in the levels of general interest rates, and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources; (ix) fluctuations in the demand for loans and leases, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area; (x) results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan and lease losses, write-down asset values, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (xi) legislative or regulatory changes that adversely affect our business, including changes in regulatory capital or other rules; (xii) our ability to control operating costs and expenses; (xiii) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; (xiv) errors in our estimates in determining fair value of certain of our assets, which may result in significant declines in valuation; (xv) the network and computer systems on which we depend could fail or experience a security breach; (xvi) our ability to attract and retain key members of our senior management team; (xvii) costs and effects of litigation, including settlements and judgments; (xviii) increased competitive pressures among financial services companies; (xix) changes in consumer spending, borrowing and saving habits; (xx) adverse changes in the securities markets; (xxi) earthquake, fire or other natural disasters affecting the condition of real estate collateral; (xxii) the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions; (xxiii) inability of key third-party providers to perform their obligations to us; (xxiv) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board or their application to our business, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; (xxv) war or terrorist activities; and (xxvi) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. You should not place undue reliance on forward-looking statements, and we undertake no obligation to update any such statements to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Banc of California, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share and per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$8,153	$8,254
Interest-bearing deposits	454,182	100,389

Total cash and cash equivalents	462,335	108,643
Time deposits in financial institutions	2,589	5,027
Securities available for sale, at fair value	106,751	121,419
Loans held for sale, carried at fair value	257,949	113,158
Loans and leases receivable, net of allowance of $16,979 at June 30, 2013 and $14,448 at December 31, 2012	1,597,367	1,234,023
Federal Home Loan Bank and other bank stock, at cost	10,838	8,842
Servicing rights, net ($4,620 measured at fair value at June 30, 2013 and $1,739 at December 31, 2012)	5,040	2,278
Accrued interest receivable	7,887	5,002
Other real estate owned (OREO), net	1,537	4,527
Premises, equipment, and capital leases, net	15,533	16,147
Premises and equipment held-for-sale	3,139	—
Bank-owned life insurance	18,792	18,704
Deferred income tax, net	7,199	7,572
Goodwill	7,048	7,048
Income tax receivable	738	5,545
Other intangible assets, net	4,740	5,474
Other assets	25,632	19,293

Total assets	$2,535,114	$1,682,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	132,855	194,662
Interest-bearing deposits	1,519,948	1,111,680
Deposits held for sale	457,028	—

Total deposits	2,109,831	1,306,342
Advances from Federal Home Loan Bank	45,000	75,000
Notes payable, net	82,127	81,935
Reserve for loss on repurchased loans	3,974	3,485
Accrued expenses and other liabilities	25,697	27,183

Total liabilities	2,266,629	1,493,945
Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value per share, $1,000 per share liquidation preference for a total of $32,000; 50,000,000 shares authorized, 32,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	31,934	31,934
Perpetual preferred stock, $.01 par value per share; Series C, 8% non-cumulative, $1,000 per share liquidation preference, 1,610,000 shares authorized and 1,400,000 and 0 shares outstanding at June 30, 2013 at December 31, 2012	33,734	—
Common stock, $.01 par value per share, 196,863,844 shares authorized; 16,134,900 shares issued and 14,976,979 shares outstanding at June 30, 2013; 12,013,717 shares issued and 10,780,427 shares outstanding at December 31, 2012	162	120
Class B non-voting non-convertible Common stock, $.01 par value per share, 3,136,156 shares authorized; 574,258 shares issued and outstanding at June 30, 2013 and 1,112,188 shares issued and outstanding at December 31, 2012	5	11
Additional paid-in capital	197,272	154,563
Retained earnings	28,678	26,550
Treasury stock, at cost (1,157,921 shares at June 30, 2013 and 1,233,290 shares at December 31, 2012)	(24,088)	(25,818)
Accumulated other comprehensive income, net	788	1,397

Total shareholders’ equity	268,485	188,757

Total liabilities and shareholders’ equity	$2,535,114	$1,682,702

See accompanying notes to consolidated financial statements (Unaudited)

Banc of California, Inc.

Consolidated Statements of Operations

(In thousands of dollars except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest and dividend income
Loans, including fees	$26,153	$9,604	$44,690	$19,132
Securities	369	694	867	1,431
Dividends and other interest-earning assets	219	80	352	140

Total interest and dividend income	26,741	10,378	45,909	20,703
Interest expense
Deposits	3,303	1,358	5,302	2,707
Federal Home Loan Bank advances	58	92	121	192
Capital leases	20	2	32	2
Notes payable	1,735	495	3,470	495

Total interest expense	5,116	1,947	8,925	3,396

Net interest income	21,625	8,431	36,984	17,307
Provision for loan and lease losses	1,918	279	4,086	970

Net interest income after provision for loan and lease losses	19,707	8,152	32,898	16,337
Noninterest income
Customer service fees	509	378	1,055	739
Loan servicing income	458	—	646	—
Income from bank owned life insurance	50	60	88	129
Net gain (loss) on sales of securities available for sale	1	(32)	309	(71)
Net gain on sale of loans	3,724	145	4,036	145
Net gain on mortgage banking activities	20,261	—	36,631	—
Other income	1,069	88	1,235	200

Total noninterest income	26,072	639	44,000	1,142
Noninterest expense
Salaries and employee benefits	25,311	5,177	44,391	10,044
Occupancy and equipment	3,630	1,321	6,823	2,320
Professional fees	2,947	987	5,244	1,530
Data processing	1,365	502	2,275	909
Advertising	890	214	1,412	453
Regulatory assessments	211	362	592	680
Loan servicing and foreclosure expense	148	367	352	705
Operating loss on equity investment	131	77	290	153
Valuation allowance for OREO	—	155	79	169
Net gain on sales of other real estate owned	(37)	(192)	(151)	(508)
Provision for loan repurchases	732	—	988	—
Amortization of intangible assets	367	—	734	—
All other expense	3,899	973	6,123	1,706

Total noninterest expense	39,594	9,943	69,152	18,161

Income (loss) before income taxes	6,185	(1,152)	7,746	(682)
Income tax expense (benefit)	1,822	(413)	2,454	(320)

Net income (loss)	$4,363	$(739)	$5,292	$(362)
Preferred stock dividends and discount accretion	—	314	288	714

Net income (loss) available to common shareholders	$4,363	$(1,053)	$5,004	$(1,076)

Basic earnings (loss) per common share	$0.36	$(0.09)	$0.41	$(0.09)

Diluted earnings (loss) per common share	$0.36	$(0.09)	$0.41	$(0.09)

Basic earnings (loss) per class B common share	$0.36	$(0.09)	$0.41	$(0.09)

Diluted earnings (loss) per class B common share	$0.36	$(0.09)	$0.41	$(0.09)

See accompanying notes to consolidated financial statements (Unaudited)

Banc of California, Inc.

Consolidated Statements of Comprehensive Income/(loss)

(In thousands of dollars, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$4,363	$(739)	$5,292	$(362)
Other comprehensive income (loss), before tax:
Change in net unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax (expense) benefit of $0 and $210 for the three months ended $0 and $551 for the six months ended June 30, 2013 and 2012, respectively	(400)	299	(300)	787
Less: reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $0 and $13 for the three months ended and $0 and $29 for the six months ended June 30, 2013 and 2012, respectively	(1)	19	(309)	42

Total other comprehensive (loss) income, net of tax	$(401)	$318	$(609)	$829

Comprehensive income (loss)	$3,962	$(421)	$4,683	$467

See accompanying notes to consolidated financial statements (Unaudited)

Banc of California, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands of dollars, except share and per share data)

(Unaudited)

	Preferred Stock	Perpetual Preferred Stock	Common Stock	Class B Non-voting Non-convertible Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	$31,934	$—	$117	$11	$150,786	$27,623	$(25,037)	$(939)	$184,495
Comprehensive income (loss):
Net loss	—	—	—	—	—	(362)	—	—	(362)
Other comprehensive income, net	—	—	—	—	—	—	—	829	829
Forfeiture and retirement of 200 shares of common stock	—	—	—	—	3	—	(3)	—	—
Stock option compensation expense	—	—	—	—	427	—	—	—	427
Restricted stock compensation expense	—	—	—	—	104	—		—	104
Issuance of 5,000 stock awards	—	—			(106)	—	106	—	—
Purchase of 228 shares of treasury stock	—	—	—	—	—	—	(73)	—	(73)
Dividends declared ($0.24 per common share)	—	—	1	—	421	(2,801)	—	—	(2,379)
Preferred stock issuance cost	(9)	—	—	—	—	—	—	—	(9)
Preferred stock dividends	—	—	—	—	—	(714)	—	—	(714)
Tax loss of restricted share awards vesting	—	—	—	—	(17)	—	—	—	(17)
Capital raising expenses	—	—	—	—	(6)	—	—	—	(6)

Balance at June 30, 2012	$31,925	$—	$118	$11	$151,612	$23,746	$(25,007)	$(110)	$182,295

Balance at January 1, 2013	$31,934	$—	$120	$11	$154,563	$26,550	$(25,818)	$1,397	$188,757
Net income	—	—	—	—	—	5,292	—	—	5,292
Other comprehensive income, net	—	—	—	—	—	—	—	(609)	(609)
Issuance of common stock	—	—	42	(6)	43,450	—	—	—	43,486
Issuance of preferred stock	—	33,734	—	—	—	—	—	—	33,734
Purchase of 6,216 shares of treasury stock	—	—	—	—	—	—	(69)	—	(69)
Issuance of stock awards from treasury stock	—	—	—	—	(1,799)	—	1,799	—	—
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	186	(186)	—	—	—
Stock option compensation expense	—	—	—	—	215	—	—	—	215
Restricted stock compensation expense	—	—	—	—	657	—	—	—	657
Dividends declared ($0.24 per common share)	—	—	—	—	—	(2,690)	—	—	(2,690)
Preferred stock dividends	—	—	—	—	—	(288)	—	—	(288)

Balance at June 30, 2013	$31,934	$33,734	$162	$5	$197,272	$28,678	$(24,088)	$788	$268,485

See accompanying notes to consolidated financial statements (Unaudited)

Banc of California, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$5,292	$(362)
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	4,086	970
Provision for loan repurchases	988	—
Net gain on mortgage banking activities	(36,631)	—
Gain on sale of loans	(4,036)	—
Net amortization (accretion) of securities	576	433
Depreciation	1,510	535
Amortization of intangibles	734	—
Amortization of debt	192	34
Stock option compensation expense	215	427
Restricted stock compensation expense	657	104
Stock appreciation right expense	298	—
Bank owned life insurance income	(88)	(129)
Operating loss on equity investment	290	153
Net (gain) loss on sale of securities available for sale	(309)	71
Gain on sale of other real estate owned	(151)	(508)
Gain on sale of property and equipment	(2)	—
Deferred income tax expense	—	517
Increase in valuation allowances on other real estate owned	79	169
Originations of loans held for sale	(867,640)	—
Proceeds from sales of loans held for sale	752,478	—
Deferred loan (costs) fees	(399)	355
Premiums and discounts on purchased loans	(8,001)	(425)
Accrued interest receivable	(2,885)	(146)
Other assets	8,710	8,074
Accrued interest payable and other liabilities	863	(1,023)

Net cash from operating activities	(143,174)	9,249

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	8,539	5,682
Proceeds from maturities, calls, principal repayments of securities available-for-sale	53,897	21,932
Purchases of securities available-for-sale	(48,626)	(42,229)
Purchases of equity investment	—	(375)
Loan originations and principal collections, net	(144,707)	(65,714)
Purchase of loans	(374,878)	(22,385)
Redemption of Federal Home Loan Bank stock	25	661
Purchase of Federal Home Loan Bank and Other Bank Stocks	(2,021)	—
Net change in other interest-bearing deposits	2,438	—
Proceeds from sale of loans held for investment	155,209	22,947
Proceeds from sale of other real estate owned	3,474	7,015
Additions to premises and equipment	(4,033)	(3,092)
Payment of capital lease obligations	(113)	(10)

Net cash from investing activities	(350,796)	(75,568)

Cash flows from financing activities:
Net increase in deposits	803,489	65,997
Repayments of Federal Home Loan Bank advances	(55,000)	(20,000)
Proceeds from Federal Home Loan Bank advances	25,000	35,000
SBLF expense	—	(7)
Net proceeds from issuance of common stock	43,486	—
Net proceeds from issuance of preferred stock	33,734	—
Net proceeds from issuance of long term debt	—	31,680
Purchase of treasury stock	(69)	(82)
Tax benefit (expenses) from restricted stock vesting	—	(17)
Dividends paid on preferred stock	(288)	(714)
Dividends paid on common stock	(2,690)	(1,186)

Net cash from financing activities	847,662	110,671

Net change in cash and cash equivalents	353,692	44,352
Cash and cash equivalents at beginning of year	108,643	44,475

Cash and cash equivalents at end of year	$462,335	$88,827

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$8,893	$3,380
Income taxes paid	—	—
Income tax refunds received	2,305	—
Supplemental disclosure of noncash activities
Transfer from loans to other real estate owned, net	—	3,614
Equipment acquired under capital leases	714	179
Transfer of loans receivable to loans held for sale	10,358	—

See accompanying notes to consolidated financial statements (Unaudited)

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2013

(Amounts in thousands of dollars, except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of Banc of California, Inc. (the Company) and its wholly owned subsidiaries, Pacific Trust Bank (PacTrust Bank), Beach Business Bank (Beach, and together with PacTrust Bank, the Banks) and PTB Property Holdings, LLC, as of June 30, 2013 and December 31, 2012 and for the six months ended June 30, 2013 and 2012, except that the accounts of Beach Business Bank were not included for amounts prior to July 1, 2012. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries. As discussed in Note 19, on July 1, 2013, the Company completed its acquisition of The Private Bank of California, a California-chartered bank (PBOC), through the merger of PBOC with and into Beach, with Beach surviving the merger and changing its name to “The Private Bank of California”.

Nature of Operations: The principal business of the Company is the ownership of the Banks. PacTrust Bank is a federally chartered stock savings bank and Beach is a California state chartered commercial bank. The Banks are members of the Federal Home Loan Bank (FHLB) system, and maintain insurance on deposit accounts with the Federal Deposit Insurance Corporation (FDIC). PTB Property Holdings, LLC manages and disposes of other real estate owned properties.

The Banks are engaged in the business of retail banking, with operations conducted through 19 banking offices serving San Diego, Los Angeles, Orange and Riverside counties, California and forth-two loan production offices in California, Arizona, Oregon, , Washington and Montana. As of June 30, 2013, single family residential (SFR) loans and Green loans, SFR mortgage lines of credit, accounted for approximately 51.1 percent and 10.9 percent, respectively, of the Company’s loan and lease portfolio, with a high percentage of such loans concentrated in Southern California. The customer’s ability to repay their loans or leases is dependent on the real estate market and general economic conditions in the area.

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

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan and lease losses, reserve for loss on repurchased loans, servicing rights, other real estate owned, realization of deferred tax assets, goodwill, other intangible assets, mortgage banking derivatives, fair value of assets and liabilities acquired in business combinations, fair value estimate of private label residential mortgage-backed securities, and the fair value of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Company had $8.0 million and $8.4 million of valuation allowance related to its deferred tax assets at June 30, 2013 and December 31, 2012 (See further discussion in Note 11, Income Taxes).

Accounting Pronouncements: During the six months ended June 30, 2013, the following pronouncements applicable to the company were issued or became effective:

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

NOTE 2 – BUSINESS COMBINATIONS AND BRANCH SALES

Beach Business Bank Merger

Effective July 1, 2012, the Company acquired Beach Business Bank pursuant to the terms of the Agreement and Plan of Merger (the Merger Agreement) dated August 30, 2011, as amended October 31, 2011. At the effective time of the transaction, a newly formed and wholly owned subsidiary of the Company (Merger Sub) merged with and into Beach (the Merger), with Beach continuing as the surviving entity in the Merger and a wholly owned subsidiary of the Company. Pursuant and subject to the terms of the Merger Agreement, each outstanding share of Beach common stock (other than specified shares owned by the Company, Merger Sub or Beach, and other than in the case of shares in respect of, or underlying, certain Beach options and other equity awards, which were treated as set forth in the Merger Agreement) was converted into the right to receive $9.21415 in cash and one warrant. Each warrant entitled the holder to purchase 0.33 of a share of Company common stock at an exercise price of $14.00 per share for a period of one year. All of the warrants expired on June 30, 2013 without being exercised. The aggregate cash consideration paid to Beach shareholders in the Merger was approximately $39.1 million. In addition, Beach shareholders received in aggregate warrants to purchase the equivalent of 1,401,959 shares of the Company’s common stock with an estimated fair value of $1.0 million.

Beach (re-named The Private Bank of California effective July 1, 2013) operates branches in Manhattan Beach, Long Beach, and Costa Mesa, California. Beach also has a division named The Doctors Bank®, which serves physicians and dentists nationwide. Additionally, Beach provides loans to small businesses based on Small Business Administration (SBA) lending programs. Beach’s consolidated assets and equity (unaudited) as of June 30, 2012 totaled $311.9 million and $33.3 million, respectively. The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the Company’s consolidated June 30, 2013 and December 31, 2012 financial statements as such.

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

Gateway operated branches in Lakewood and Laguna Hills, California. As part of the acquisition, Mission Hills Mortgage Bankers (MHMB, a division of Gateway), including its 22 loan production offices in California, Arizona, Oregon and Washington, became a division of PacTrust Bank. Gateway’s consolidated assets and equity (unaudited) as of August 17, 2012 totaled $175.5 million and $25.8 million, respectively. The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the June 30, 2013 and December 31, 2012 consolidated financial statements as such.

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

Pro Forma Information

The following table presents unaudited pro forma information as if the acquisitions had occurred on January 1, 2012 after giving effect to certain adjustments. The unaudited pro forma information for the three and six months ended June 30, 2013 and 2012 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
SUMMARIZED INCOME STATEMENT DATA (unaudited):
Net interest income	$21,625	$13,343	$36,984	$27,173
Provision for loan and lease losses	1,918	929	4,086	1,820
Non-interest income	26,072	12,369	44,000	22,229
Non-interest expense	39,594	24,143	69,152	45,706
Income before income taxes	6,185	640	7,746	1,876
Income tax expense	1,822	340	2,454	754

Net income	$4,363	$300	$5,292	$1,122

Basic earning per share	$0.36	$0.03	$0.41	$0.10
Diluted earnings per share	$0.36	$0.03	$0.41	$0.10

Excluded from the above pro forma financials is a gain of $11.6 million related to the bargain purchase gain for the Gateway acquisition.

Private Bank of California Acquisition

On August 21, 2012, the Company and Beach entered into a definitive agreement to acquire all the outstanding stock of PBOC and to merge PBOC with and into Beach. At June 30, 2013, PBOC had total assets of $655.5 million, total loans, net of allowance for loan losses, of $388.7 million and total deposits of $561.5 million (unaudited). PBOC provides a range of financial services, including credit and deposit products as well as cash management services, from its headquarters located in the Century City area of Los Angeles, California as well as a full-service branch in Hollywood and loan production offices in downtown Los Angeles and Irvine. PBOC’s target clients include high-net worth and high income individuals, business professionals and their professional service firms, business owners, entertainment service businesses and non-profit organizations.

The Company completed the acquisition of PBOC on July 1, 2013 (See further discussion in Note 19, Subsequent Events). The acquisition will be accounted for under the acquisition method of accounting.

Branch Sales

On May 31, 2013, PacTrust Bank entered into a definitive agreement with AmericanWest Bank, a Washington state chartered bank (“AWB”), pursuant to which PacTrust Bank has agreed to sell eight branches and related assets and deposit liabilities to AWB. The transaction will result in the transfer of deposits to AWB in exchange for a deposit premium of 2.3% applied to certain deposit balances transferred at closing. The deposits to be transferred totaled approximately $457.0 million as of June 30, 2013. Certain other assets related to the branches will be acquired as a part of the transaction including the sale of the real estate for three of the branch locations and certain overdraft and other credit facilities related to the deposit accounts. These deposits and retail branch assets have been classified as held-for-sale in the Consolidated Statements of Financial Condition as of June 30, 2013.

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

Impaired Loans and Leases. The fair value of impaired loans and leases with specific allocations of the allowance for loan and lease losses based on collateral values is generally based on recent real estate appraisals (Level 2). These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The impaired loans categorized as Level 3 also include unsecured and other secured loans whose fair value based on significantly unobservable inputs such as strength of guarantees, cash flows discounted at the effective loan rate, and management’s judgement.

Loans Held for Sale. The fair value of loans held for sale is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics. Therefore, loans held for sale subjected to recurring fair value adjustments are classified as Level 2.

Derivative Assets and Liabilities. The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as freestanding derivatives. The derivative assets are interest rate lock commitments (IRLCs) with prospective residential mortgage borrowers whereby the interest rate on the loan is locked by borrower prior to funding. These IRLCs are determined to be derivative instruments in accordance with GAAP. The derivative liabilities are hedging instruments typically mortgage-backed to-be-announced (TBA securities) used to hedge the risk of fair value changes affected by interest rates changes relating to the Company’s mortgage banking operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities as Level 2.

Servicing Rights – Mortgage. The Company retains servicing on some of its mortgage loans sold and has elected the fair value option for valuation of these mortgage servicing rights. The value is based on a third party model that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. Because of the significance of unobservable inputs, these servicing rights are classified as Level 3.

I/O Strips Receivable. The fair value is determined by discounting future cash flows using discount rates and prepayment assumptions that market participants would use for similar financial instruments. Because of the significance of unobservable inputs, the I/O strips receivable are classified as Level 3.

Other Real Estate Owned Assets (OREO). OREO are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. For the six months ended June 30, 2013 and 2012, the Company experienced $79 thousand and $169 thousand in valuation allowance expense for those assets, respectively.

Assets and Liabilities Measured on a Recurring and Non-Recurring Basis

Available-for-sale securities, loans held for sale, derivative assets and liabilities, and mortgage servicing rights are measured at fair value on a recurring basis, whereas impaired loans and leases and other real estate owned are measured at fair value on a non-recurring basis.

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements Level
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level One)	(Level Two)	(Level Three)
	(In thousands)
June 30, 2013:
Assets
Available-for-sale securities:
U.S. government-sponsored entities and agency securities	$1,000	$—	$1,000	$—
Private label residential mortgage-backed securities	29,764	—	28,058	1,706
Agency mortgage-backed securities	75,987	—	75,987	—
Loans held for sale	257,949	—	257,949	—
Derivative assets (1)	13,879	—	13,879	—
Mortgage servicing rights (2)	4,620	—	—	4,620
Liabilities
Derivative liabilities (3)	477	—	477	—
December 31, 2012:
Assets
Available-for-sale securities:
U.S. government-sponsored entities and agency securities	$2,710	$—	$2,710	$—
State and Municipal securities	9,944	—	9,944	—
Private label residential mortgage-backed securities	41,846	—	39,632	2,214
Agency mortgage-backed securities	66,919	—	66,919	—
Loans held for sale	113,158	—	113,158	—
Derivative assets (1)	2,890	—	2,890	—
Mortgage servicing rights (2)	1,739	—	—	1,739
Liabilities
Derivative liabilities (3)	988	—	988	—

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
	(In thousands)
June 30, 2013:
Assets
Impaired loans:
Real estate 1-4 family first mortgage	11,248	—	4,290	6,958
Multi-family	2,048	—	—	2,048
HELOC’s, home equity loans, and other consumer installment credit	1,055		635	420
Real estate mortgage	725	—	—	725
SBA	13	—	—	13
Other real estate owned assets:
Real estate 1-4 family first mortgage	109	—	—	109
Land	1,428	—	—	1,428
December 31, 2012:
Assets
Impaired loans:
Real estate 1-4 family first mortgage	$21,778	$—	$3,041	$18,737
Multi-family	5,442	—	—	5,442
Real estate mortgage	2,531	—	829	1,702
HELOC’s, home equity loans, and other consumer installment credit	3	—	—	3
Other real estate owned assets:
Real estate 1-4 family first mortgage	118	—	—	118
Land	3,889	—	—	3,889

There were $4.0 million and no impaired loans and leases with specific allowances tested for impairment using the fair value of the collateral for collateral dependent loans at June 30, 2013 and December 31, 2012, respectively.

Other real estate owned measured at fair value less costs to sell, had a net carrying value of $1.5 million, which was comprised of the outstanding balance of $1.6 million, net of a valuation allowance of $42 thousand at June 30, 2013. At December 31, 2012, real estate owned had a net carrying value of $4.5 million, which is made up of the outstanding balance of $6.6 million, net of a valuation allowance of $2.1 million.

The tables below present a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013:

	Private label residential mortgage-backed securities	Mortgage Servicing Rights	Total
	(In thousands)
Balance of recurring Level 3 securities at January 1, 2013	$2,214	$1,739	$3,953
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings—realized	—	—	—
Included in earnings—fair value adjustment	—	330	330
Included in other comprehensive income	3	—	3
Amortization of premium (discount)	—	—	—
Additions	—	2,762	2,762
Sales, issuances and settlements	(511)	(211)	(722)

Balance of recurring Level 3 securities at June 30, 2013	$1,706	$4,620	$6,326

The table below presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012:

Private label residential mortgage-backed securities
(In thousands)
Balance of recurring Level 3 securities at January 1, 2012	$91,862
Transfers out of Level 3	—
Total gains or losses (realized/unrealized):
Included in earnings—realized	(71)
Included in earnings—unrealized	—
Included in other comprehensive income	1,373
Amortization of premium (discount)	(438)
Purchases	41,031
Sales, issuances and settlements	(23,615)

Balance of recurring Level 3 securities at June 30, 2012	$110,142

The following table presents quantitative information about Level 3 fair value measurements on a recurring basis as of the dates indicated:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	($ in thousands)
June 30, 2013:
Private label residential mortgage backed securities	$1,706	Discounted cash flow	Voluntary prepayment rate Collateral default rate	1.37% to 4.92% (3.15%) 6.23% to 6.26% (6.25%)
			Loss severity at default	55%
Mortage servicing rights	4,620	Discounted cash flow	Discount rate	10.5% to 17.9% (10.6%)
			Prepayment rate	6.1% to 36.1% (9.0%)
December 31, 2012:
Private label residential mortgage backed securities	$2,214	Discounted cash flow	Voluntary prepayment rate Collateral default rate	3.15% to 8.00% (5.80%) 8.46% to 8.56% (8.5%)
			Loss severity at default	55%
Mortage servicing rights	1,739	Discounted cash flow	Discount rate	10.5% to 11.5% (10.5%)
			Prepayment rate	4.3% to 35.3% (13.8%)

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

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage servicing rights include the discount rate and estimated cash flows. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.

The carrying amounts and estimated fair values of financial instruments as of June 30, 2013 and December 31, 2012 were as follows:

		Fair Value Measurements Level
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2013:
Financial assets
Cash and cash equivalents	$462,335	$462,335	$—	$—	$462,335
Time deposits in financial institutions	2,589	2,589	—	—	2,589
Securities available-for-sale	106,751	—	105,045	1,706	106,751
FHLB stock	10,838	—	10,838	—	10,838
Loans and leases receivable, net, excluding loans held for sale	1,597,367	—		1,622,130	1,622,130
Loans held for sale	257,949	—	257,949	—	257,949
Accrued interest receivable	7,887	31	5	7,851	7,887
Derivative assets	13,879	—	13,879	—	13,879
Mortgage servicing rights	5,040	—	—	5,040	5,040
Financial liabilities
Deposits	2,109,831	—	2,092,223	—	2,092,223
Advances from the FHLB	45,000	—	45,093	—	45,093
Notes payable	82,127	85,631	—	—	85,631
Derivative liabilities	477	—	477	—	477
Accrued interest payable	1,671	1,338	333	—	1,671
December 31, 2012:
Financial assets
Cash and cash equivalents	$108,643	$108,643	$—	$—	$108,643
Time deposits in financial institutions	5,027	5,027	—	—	5,027
Securities available-for-sale	121,419	—	119,205	2,214	121,419
FHLB stock	8,842	—	8,842	—	8,842
Loans and leases receivable, net, excluding loans held for sale	1,234,023	—	—	1,267,292	1,267,292
Loans held for sale	113,158	—	113,158	—	113,158
Accrued interest receivable	5,002	7	50	4,945	5,002
Derivative assets	2,890	—	2,890	—	2,890
Mortgage servicing rights	2,278	—	—	2,278	2,278
Financial liabilities
Deposits	1,306,342	—	1,305,884	—	1,305,884
Advances from the FHLB	75,000	—	75,166	—	75,166
Notes payable	81,935	86,106	—	—	86,106
Derivative liabilities	988	—	988	—	988
Accrued interest payable	1,639	1,335	304	—	1,639

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

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2013 and December 31, 2012, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2013:
Available-for-sale
U.S. government-sponsored entities and agency securities	$1,000	$—	$—	$1,000
Private label residential mortgage-backed securities	29,563	300	(99)	29,764
Agency mortgage-backed securities	76,042	192	(247)	75,987

Total securities available for sale	$106,605	$492	$(346)	$106,751

December 31, 2012:
Available-for-sale
U.S. government-sponsored entities and agency securities	$2,706	$4	$—	$2,710
State and Municipal securities	9,660	284	—	9,944
Private label residential mortgage-backed securities	41,499	475	(128)	41,846
Agency mortgage-backed securities	66,818	335	(234)	66,919

Total securities available for sale	$120,683	$1,098	$(362)	$121,419

The Company recorded no other-than-temporary impairment (“OTTI”) for securities available for sale at June 30, 2013 or December 31, 2012.

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

	June 30, 2013
	Amortized Cost	Fair Value
	(In thousands)
Maturity
Available-for-sale
Within one year	$1,000	$1,000
One to five years	—	—
Five to ten years	—	—
Greater than ten years	—	—
Private label residential mortgage backed and FNMA mortgage-backed securities	105,605	105,751

	$106,605	$106,751

At June 30, 2013 and December 31, 2012, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at June 30, 2013 and December 31, 2012, respectively, by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2013:
Available-for-sale
Private label residential mortgage-backed securities	$7,318	$(42)	$6,281	$(57)	$13,599	$(99)
Agency residential mortgage-backed securities	28,645	(209)	2,201	(38)	30,846	(247)

Total available-for-sale	$35,963	$(251)	$8,482	$(95)	$44,445	$(346)

December 31, 2012:
Available-for-sale
Private label residential mortgage-backed securities	$2,194	$(13)	$10,061	$(115)	$12,255	$(128)
Agency residential mortgage-backed securities	37,388	(234)	—	—	37,388	(234)

Total available-for-sale	$39,582	$(247)	$10,061	$(115)	$49,643	$(362)

As of June 30, 2013, the Company’s securities available for sale portfolio consisted of 77 securities, 42 of which were in an unrealized loss position. The unrealized losses are related to an increase in prepayment speeds of the agency mortgage-backed securities as discussed below.

The Company’s private label residential mortgage-backed securities that are in an unrealized loss position had a fair value of $13.6 million with unrealized losses of $99 thousand at June 30, 2013. The Company’s agency residential mortgage-backed securities that are in an unrealized loss position had a fair value of $30.8 million with unrealized losses of $247 thousand at June 30, 2013.

The Company monitors its securities portfolio to ensure it has adequate credit support and as of June 30, 2013, the Company believes there is no OTTI and it does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. Of the Company’s $106.8 million securities portfolio, $101.7 million were rated AAA, AA or A and $5.1 million were rated BBB based on the most recent credit rating as of June 30, 2013. The Company considers the lowest credit rating for identification of potential OTTI.

NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

As of June 30, 2013 and December 31, 2012 the Company had the following balances in its loan and lease portfolio:

	Non-Traditional	Traditional	Total NTM and	Purchased Credit	Total Loans and
	Mortgages (NTM)	Loans	Traditional Loans	Impaired	Leases Receivable
	($ in thousands)
June 30, 2013:
Commercial
Commercial and industrial	$—	$90,767	$90,767	$1,938	$92,705
Real estate mortgage	—	311,262	311,262	15,835	327,097
Multi-family	—	120,026	120,026	838	120,864
SBA	—	28,483	28,483	5,117	33,600
Construction	—	5,980	5,980	—	5,980
Lease financing	—	18,615	18,615	—	18,615
Consumer:
Real estate 1-4 family first mortgage	235,352	474,208	709,560	114,175	823,735
Green Loans (HELOC)—First Liens	169,439	—	169,439	—	169,439
Green Loans (HELOC)—Second Liens	6,528	—	6,528	—	6,528
Other HELOC’s, home equity loans, and other consumer installment credit	113	13,476	13,589	55	13,644

Total Gross Loans	$411,432	$1,062,817	$1,474,249	$137,958	$1,612,207

Percentage to total gross loans	25.5%	65.9%	91.4%	8.6%	100.0%
Net deferred loan costs					$828
Unamortized purchase premium					1,311
Allowance for loan losses					(16,979)

Loans and leases receivable, net					$1,597,367

December 31, 2012:
Commercial
Commercial and industrial	$—	$73,585	$73,585	$6,808	$80,393
Real estate mortgage	—	318,051	318,051	21,837	339,888
Multi-family	—	112,829	112,829	845	113,674
SBA	—	30,512	30,512	5,608	36,120
Construction	—	6,648	6,648	—	6,648
Lease financing	—	11,203	11,203	—	11,203
Consumer:
Real estate 1-4 family first mortgage	162,127	211,527	373,654	65,066	438,833
Green Loans (HELOC)—First Liens	198,351	—	198,351	—	198,351
Green Loans (HELOC)—Second Liens	7,653	—	7,653	—	7,653
Other HELOC’s, home equity loans, and other consumer installment credit	113	13,740	13,853	56	13,796

Total Gross Loans	$368,244	$778,095	$1,146,339	$100,220	$1,246,559

Percentage to total gross loans	29.5%	62.5%	92.0%	8.0%	100.0%
Net deferred loan costs					$447
Unamortized purchase premium					1,465
Allowance for loan losses					(14,448)

Loans and leases receivable, net					$1,234,023

Non Traditional Mortgage Loans

The Company’s non-traditional mortgage (“NTM”) portfolio is comprised of three interest only products: the Green Account Loans (Green Loans), the hybrid interest only fixed or adjustable rate mortgage (Interest Only) and a small number of loans with the potential for negative amortization. As of June 30, 2013 and December 31, 2012, the non-traditional mortgages totaled $411.4 million or 25.5 percent of the total gross loan portfolio and $368.2 million or 29.5 percent of the total gross loan portfolio, respectively, which is an increase of $43.2 million or 11.7 percent. The following table represents the composition of the NTM portfolio at the dates indicated:

	June 30, 2013			December 31, 2012
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green	215	$175,967	42.8%	239	$206,004	56.0%
Interest-only	301	217,815	52.9	191	142,978	38.8
Negative amortization	39	17,650	4.3	40	19,262	5.2

Total NTM loans	555	$411,432	100.0%	470	$368,244	100.0%

Total gross loan portfolio		$1,612,207			$1,246,559
% of NTM to total gross loan portfolio		25.5%			29.5%

Green Loans

Green Loans are single family residence first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year balloon payment due at maturity. At June 30, 2013, Green Loans totaled $176.0 million, a decrease of $30.0 million or 14.6 percent from $206.0 million at December 31, 2012, primarily due to reductions in principal balance and payoffs of $8.2 million and $27.8 million, respectively, partially offset by advances of $5.9 million. As of June 30, 2013 and December 31, 2012, $3.5 million and $5.7 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios. The Company discontinued the Green Loan products in 2011.

Interest Only Loans

Interest only loans are primarily single family residence first mortgage loans with payment features that allow interest only payment in initial periods before converting to fully amortizing payments. As of June 30, 2013, our interest only loans increased by $74.8 million or 52.3 percent to $217.8 million from $143.0 million at December 31, 2012, primarily due to purchases of $42.6 million and originations of $97.2 million, partially offset by sales of $20.8 million, payoffs and principal reductions of $20.8 million, and reclassification of $23.3 million from NTM interest only to traditional loans due to the expiration of the initial interest only period and conversion to a fully amortizing basis. As of June 30, 2013 and December 31, 2012, $150 thousand and $6.2 million, respectively, of the Company’s interest only loans were non-performing.

Loans with the Potential for Negative Amortization

The negative amortization loan balance decreased to $17.7 million as of June 30, 2013 from $19.3 million as of December 31, 2012. The Company discontinued origination of negative amortization loans in 2007. As of June 30, 2013 and December 31, 2012, none of the Company’s loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios. The Company discontinued origination of negative amortization loans in 2007.

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

Non Traditional Mortgage Performance Indicators

In addition to monitoring of credit grades, for NTMs, the Company manages the loan portfolio with attention to borrower credit scores and LTV. The tables below represent the Company’s non-traditional one-to-four SFR mortgage Green Loans first lien portfolio at June 30, 2013 by FICO scores that were obtained during the three months ended June 30, 2013, comparing to the FICO scores that were obtained three months ended December 31, 2012:

	June 30, 2013			December 31, 2012			Changes in count and amounts
	Count	Amount	Percent	Count	Amount	Percent	Count change	Amount change	Percent change
	($ in thousands)
800+	13	$3,913	2.3%	8	$6,985	4.1%	5	$(3,072)	(1.8)%
700-799	103	93,342	55.2	109	86,999	51.4	(6)	6,343	3.8
600-699	49	43,100	25.4	48	48,145	28.4	1	(5,045)	(3.0)
<600	14	13,967	8.2	14	12,193	7.2	—	1,774	1.0
No FICO	10	15,117	8.9	10	15,117	8.9	—	—	—

Totals	189	$169,439	100.0%	189	$169,439	100.0%	—	$—	—%

The Company updates FICO scores on a semi-annual basis, typically in November and April or as needed in conjunction with proactive portfolio management. The 700-799 FICO score category, obtained during the three months ended June 30, 2013, increased by 3.8 percent to 55.2 percent of total non-traditional one-to-four SFR mortgage Green Loans first lien at June 30, 2013 from 51.4 percent at December 31, 2012 from FICO scores obtained during the months ended December 31, 2012.

Loan to Value

The table below represents the Company’s one-to-four SFR non-traditional mortgage first lien portfolio by LTV as of the dates indicated:

	Green			I/O			Neg Am			Total
	Count	Amount	Percentage	Count	Amount	Percentage	Count	Amount	Percentage	Count	Amount	Percentage
	($ in thousands)
June 30, 2013:
LTV’s (1)
< 61	64	$62,226	36.7%	84	$82,302	37.8%	13	$5,167	29.3%	161	$149,695	37.0%
61-80	62	60,684	35.8	100	89,001	40.9	6	4,090	23.2	168	153,775	38.0
81-100	35	28,219	16.7	48	23,080	10.6	14	6,767	38.3	97	58,066	14.3
> 100	28	18,310	10.8	68	23,319	10.7	6	1,626	9.2	102	43,255	10.7

Totals	189	$169,439	100.0%	300	$217,702	100.0%	39	$17,650	100.0%	528	$404,791	100.0%

December 31, 2012:
LTV’s (1)
< 61	51	$59,546	30.0%	60	$47,295	33.1%	11	$2,442	12.6%	122	$109,283	30.3%
61-80	63	51,934	26.2	72	59,025	41.3	4	1,225	6.4	139	112,184	31.1
81-100	61	62,518	31.5	27	17,578	12.3	11	8,120	42.2	99	88,216	24.5
> 100	37	24,353	12.3	31	18,967	13.3	14	7,475	38.8	82	50,795	14.1

Totals	212	$198,351	100.0%	190	$142,865	100.0%	40	$19,262	100.0%	442	$360,478	100.0%

(1)	LTV represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company’s policy

At June 30, 2013, the increase in interest only loans primarily related to purchases of 124 loans with a carrying value of $42.6 million and originations of $97.2 million, partially offset by sales, payoffs, principal reductions, and conversions to traditional loans of $64.9 million.

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

The credit risk monitoring system is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy level of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Company has adopted a credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Company maintains an adequate allowance for credit losses. The Board of Directors provides oversight and guidance for management’s allowance evaluation process, including quarterly valuations, and ratification for the management’s determination of whether the allowance is adequate to absorb losses in the loan and lease portfolio. The determination of the amount of the allowance for loan and lease losses and the provision for loan and lease losses is based on management’s current judgment about the credit quality of the loan and lease portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for loan and lease losses. The nature of the process by which the Company determines the appropriate allowance for loan and lease losses requires the exercise of considerable judgment. Additions to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses. Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan and lease losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for loan and lease losses.

The following is a summary of activity in the allowance for loan and lease losses and ending balances of loans evaluated for impairment for the three and six months ended June 30, 2013 and 2012, respectively:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$16,015	$11,173	$14,448	$12,780
Loans and leases charged off	(1,027)	(22)	(1,932)	(2,321)
Recoveries of loans and leases previously charged off	73	18	377	19
Provision for loan and lease losses	1,918	279	4,086	970

Balance at end of period	$16,979	$11,448	$16,979	$11,448

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and is based on the impairment method as of and for the three and six months ended June 30, 2013:

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- Family	SBA	Construction	Lease Financing	Real Estate 1-4 family First Mortgage	HELOC’s, Home Equity Loans, and Other Consumer Credit	Unallocated	TOTAL
	(In thousands)
Allowance for loan and lease losses:
Balance as of March 31, 2013	$481	$3,698	$1,544	$133	$294	$263	$9,212	$197	$193	$16,015
Charge-offs	—	(260)	(169)	(262)	—	—	(329)	(7)	—	(1,027)
Recoveries	—	19	—	42	—	4	1	7	—	73
Provision	335	1,051	74	266	209	(23)	(133)	28	111	1,918

Balance as of June 30, 2013	$816	$4,508	$1,449	$179	$503	$244	$8,751	$225	$304	$16,979

Balance as of December 31, 2012	$263	$3,178	$1,478	$118	$21	$261	$8,855	$274	$—	$14,448
Charge-offs	—	(360)	(553)	(392)	—	(23)	(590)	(14)	—	(1,932)
Recoveries	—	19	88	166	—	6	91	7	—	377
Provision	553	1,671	436	287	482	—	395	(42)	304	4,086

Balance as of June 30, 2013	$816	$4,508	$1,449	$179	$503	$244	$8,751	$225	$304	$16,979

Individually evaluated for impairment	$—	$—	$280	$—	$—	$—	$256	$35	$—	$571
Collectively evaluated for impairment	816	4,508	1,169	179	503	244	8,183	190	304	16,096
Acquired with deteriorated credit quality	—	—	—	—	—	—	312	—	—	312

Total ending allowance balance	$816	$4,508	$1,449	$179	$503	$244	$8,751	$225	$304	$16,979

Loans:
Individually evaluated for impairment	$—	$725	$2,048	$13	$—	$—	$11,248	$1,055	$—	$15,089
Collectively evaluated for impairment	90,716	309,561	119,281	28,398	5,957	18,631	869,709	19,046	—	1,461,299
Acquired with deteriorated credit quality	1,938	15,835	838	5,117	—	—	114,175	55	—	137,958

Total ending loan balances	$92,654	$326,121	$122,167	$33,528	$5,957	$18,631	$995,132	$20,156	$—	$1,614,346

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and is based on the impairment method as of and for the three and six months ended June 30, 2012:

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- Family	SBA	Construction	Lease Financing	Real Estate 1-4 family First Mortgage	HELOC’s, Home Equity Loans, and Other Consumer Credit	Unallocated	TOTAL
					(In thousands)
Allowance for loan and lease losses:
Balance as of March 31, 2012	$129	$2,928	$1,601	$—	$—	$—	$6,317	$198	$—	$11,173
Charge-offs	—	—	—	—	—	—	(18)	(4)	—	(22)
Recoveries	—	—	—	—	—	—	17	1	—	18
Provision	(1)	385	(309)	—	—	—	212	(8)	—	279

Balance as of June 30, 2012	$128	$3,313	$1,292	$—	$—	$—	$6,528	$187	$—	$11,448

Balance as of December 31, 2011	$128	$2,234	$1,541	$—	$—	$—	$8,635	$242	$—	$12,780
Charge-offs	—	(236)	—	—	—	—	(2,078)	(7)	—	(2,321)
Recoveries	—	—	—	—	—	—	17	2	—	19
Provision	—	1,315	(249)	—	—	—	(46)	(50)	—	970

Balance as of June 30, 2012	$128	$3,313	$1,292	$—	$—	$—	$6,528	$187	$—	$11,448

Individually evaluated for impairment	$—	$362	$658	$—	$—	$—	$537	$—	$—	$1,557
Collectively evaluated for impairment	128	2,951	634	—	—	—	5,991	187	—	9,891
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

Total ending allowance balance	$128	$3,313	$1,292	$—	$—	$—	$6,528	$187	$—	$11,448

Loans:
Individually evaluated for impairment	$—	$3,487	$5,443	$—	$—	$—	$14,349	$41	$—	$23,320
Collectively evaluated for impairment	8,929	182,979	76,230	—	—	—	508,762	16,883	—	793,783
Acquired with deteriorated credit quality	—	—	—	—	—	—	22,728	—	—	22,728

Total ending loan balances	$8,929	$186,466	$81,673	$—	$—	$—	$545,839	$16,924	$—	$839,831

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of June 30, 2013 and December 31, 2012. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans and leases and net of any deferred fees and costs.

	June 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial
Commercial and industrial	$—	$—	$—	$2,168	$1,879	$—
Real estate mortgage	1,636	725	—	5,748	3,988	—
Multi-family	494	289	—	—	—	—
SBA	14	13	—	457	30	—
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:			—	—	—	—
Real estate 1-4 family first mortgage	1,664	1,303	—	8,681	8,156	—
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	3	3	—
With an allowance recorded:
Commercial
Commercial and industrial	—	—	—	—	—	—
Real estate mortgage	—	—	—	—	—	—
Multi-family	1,826	1,759	280	5,441	5,442	590
SBA	—	—	—	439	408	53
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	9,948	9,945	256	13,567	13,622	597
HELOC’s, home equity loans, and other consumer installment credit	1,050	1,055	35	—	—	—

Total	$16,632	$15,089	$571	$36,504	$33,528	$1,240

The following table provides information on impaired loans, disaggregated by class of loans, for the three and six months ended June 30, 2013 and 2012:

	Three months ended			Six months ended
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
June 30, 2013:
Commercial
Commercial and industrial	$—	$—	$—	$—	$—	$—
Real estate mortgage	761	23	23	1,640	26	26
Multi-family	2,212	16	18	2,277	16	18
SBA	13	—	—	7	—	—
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	11,312	92	93	14,168	198	189
HELOC’s, home equity loans, and other consumer installment credit	635	—	—	318	—	—

Total	$14,933	$131	$134	$18,410	$240	$233

June 30, 2012:
Commercial
Commercial and industrial	$—	$—	$—	$—	$—	$—
Real estate mortgage	3,433	34	34	2,753	57	57
Multi-family	5,466	81	82	5,312	158	140
SBA	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:	—	—	—	—	—	—
Real estate 1-4 family first mortgage	15,616	172	97	17,118	327	180
HELOC’s, home equity loans, and other consumer installment credit	29	1	—	15	1	—

Total	$24,544	$288	$213	$25,198	$543	$377

The following table presents information for impaired loans and leases for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Average of individually impaired loans during the period	$14,933	$24,544	$18,410	$25,198
Interest income recognized during impairment	131	288	240	543
Cash-basis interest income recognized	134	213	233	377

Nonaccrual loans and leases and loans past due 90 days still on accrual were as follows as of the dates indicated:

	June 30, 2013			December 31, 2012
	Traditional Loans	NTM Loans	Total	Traditional Loans	NTM Loans	Total
(In thousands)
Loans past due over 90 days or more still on accrual	$—	$—	$—	$—	$—	$—
Nonaccrual loans
The Company maintains specific allowance allocations for these loans of $433 in 2013 and $1,267 in 2012	$5,557	$3,607	$9,164	$11,166	$11,827	$22,993

Nonaccrual loans and leases consisted of the following as of the dates indicated:

	June 30, 2013			December 31, 2012
	Traditional Loans	NTM Loans	Total	Traditional Loans	NTM Loans	Total
	(In thousands)
Commercial:
Commercial and industrial	$183	$—	$183	$—	$—	$—
Real estate mortgage	1,100		1,100	2,906	—	2,906
Multi-Family	2,048		2,048	5,442	—	5,442
SBA	10		10	141	—	141
Consumer:
Real estate 1-4 family first mortgage	2,216	150	2,366	2,676	6,169	8,845
Green Loan (HELOC)—First Liens	—	2,822	2,822	—	5,658	5,658
Green Loan (HELOC)—Second Liens	—	635	635	—	—	—
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	1	—	1

Total	$5,557	$3,607	$9,164	$11,166	$11,827	$22,993

Past Due Loans and Leases

The following tables present the aging of the recorded investment in past due loans and leases as of June 30, 2013, excluding accrued interest receivable which is not considered to be material by class of loans and leases:

	June 30, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Gross Financing Receivables	Considered Current That Have been Modified in Previous Year
	(In thousands)
NTM and Traditional Loans
Commercial:
Commercial and industrial	$—	$—	$183	$183	$90,533	$90,716	$—
Real estate mortgage	149	—	375	524	309,762	310,286	—
Multi-family	289	—	—	289	121,040	121,329	—
SBA	—	—	—	—	28,411	28,411	—
Construction	—	—	—	—	5,957	5,957	—
Lease financing	—	—	—	—	18,631	18,631	—
Consumer:
Real estate 1-4 family first mortgage	23,112	11,756	9,548	44,416	836,541	880,957	—
HELOC’s, home equity loans, and other consumer installment credit	105	—	635	740	19,361	20,101	—

Total	$23,655	$11,756	$10,741	$46,152	$1,430,236	$1,476,388	$—

PCI loans:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$1,938	$1,938
Real estate mortgage	—	—	459	459	15,376	15,835
Multi-family	—	—	—	—	838	838
SBA	113	11	122	246	4,871	5,117
Consumer:
Real estate 1-4 family first mortgage	16,469	8,462	6,954	31,885	82,290	114,175
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—	55	55

Total	$16,582	$8,473	$7,535	$32,590	$105,368	$137,958

Total	$40,237	$20,229	$18,276	$78,742	$1,535,604	$1,614,346

NTM Loans:
Green Loans	$—	$360	$3,096	$3,456	$172,511	$175,967
Interest-Only	1,513	1,703	250	3,466	214,349	217,815
Negative Amortization	158	—	—	158	17,492	17,650

Total	$1,671	$2,063	$3,346	$7,080	$404,352	$411,432

The following tables presents the aging of the recorded investment in past due loans and leases as of June 30, 2012, excluding accrued interest receivable which is not considered to be material by class of loans and leases:

	December 31, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Gross Financing Receivables	Considered Current That Have been Modified in Previous Year
	(In thousands)
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

For the three months ended June 30, 2013 and 2012, there were two and no modifications, respectively, through extension of maturity.

	Three months ended June 30,
	2013			2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Troubled Debt Restructurings:
PCI Loans
Commercial
SBA	2	$434	$422	0	—	—

Total	2	$434	$422	0	$—	$—

For the six months ended June 30, 2013 and 2012, there were three and no modifications, respectively, through extension of maturity.

	Six months ended June 30,
	2013			2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Troubled Debt Restructurings:
NTM and Traditional loans
Consumer
Real estate 1-4 family first mortgage	1	$367	$360	0	$—	$—
PCI loans
Commercial
SBA	2	434	422	0	—	—

Total	3	$801	$782	0	$—	$—

The following table presents loans and leases by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification for the three and six months ended June 30, 2013 and 2012, respectively:

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in thousands)
TDRs that subsequently defaulted:
Real estate 1-4 family first mortgage	1	$360	0	$—	1	$360	0	$—

Total	1	$360	0	$—	1	$360	0	$—

Troubled debt restructured loans and leases consist of the following as of the dates indicated:

	June 30, 2013		December 31, 2012
	NTM and Traditional Loans	PCI loans	NTM and Traditional Loans	PCI loans
	(In thousands)
Commercial
Commercial and industrial	$—	$—	$—	$1,236
Real estate mortgage	210	1,225	530	1,355
Multi-family	—	—	3,090	—
SBA	—	411	—	423
Consumer
Real estate 1-4 family first mortgage	7,957	—	12,047	—
HELOC’s, home equity loans, and other consumer installment credit	—	—	1	—

Total	$8,167	$1,636	$15,668	$3,014

Troubled debt restructured loans, excluding purchased credit impaired (PCI) loans, were $8.2 million and $15.7 million at June 30, 2013 and December 31, 2012, respectively. The Company did not have any commitments to lend to customers with outstanding loans or leases that are classified as troubled debt restructurings as of June 30, 2013 and December 31, 2012.

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

The following table displays the Company’s risk categories for loans and leases as of June 30, 2013:

	June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	ASC 310-30 PCI Pools	TOTAL
	(In thousands)
NTM and Traditional Loans:
Commercial
Commercial and industrial	$87,588	$—	$3,128	$—	$—	$90,716
Real estate mortgage	302,191	6,216	1,879	—	—	310,286
Multi-family	118,389	—	2,940	—	—	121,329
SBA	28,381	—	30	—	—	28,411
Construction	5,957	—	—		—	5,957
Lease financing	18,631	—	—	—	—	18,631
Consumer
Real estate 1-4 family first mortgage	847,380	16,062	17,515	—	—	880,957
HELOC’s, home equity loans, and other consumer installment credit	18,840	34	1,227	—	—	20,101

Total	$1,427,357	$22,312	$26,719	$—	$—	$1,476,388

PCI loans:
Commercial
Commercial and industrial	$—	$169	$1,769	$—		$1,938
Real estate mortgage	11,034	—	4,801	—		15,835
Multi-family	838	—	—	—		838
SBA	1,047	793	3,277	—		5,117
Construction	—	—	—			—
Lease financing	—	—	—	—		—
Consumer
Real estate 1-4 family first mortgage	—	—	143	—	114,032	114,175
HELOC’s, home equity loans, and other consumer installment credit	—	—	55	—		55

Total	$12,919	$962	$10,045	$—	$114,032	$137,958

Total	$1,440,276	$23,274	$36,764	$—	$114,032	$1,614,346

NTM Loans:
Green Loans	$167,070	$4,402	$4,495	$—	$—	$175,967
Interest-Only	216,296	1,047	472	—	—	217,815
Negative Amortization	17,237	413	—	—	—	17,650

Total	$400,603	$5,862	$4,967	$—	$—	$411,432

The following table displays the Company’s risk categories for loans and leases as of December 31, 2012:

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	ASC 310-30 PCI Pools	TOTAL
	(In thousands)
NTM and Traditional Loans:
Commercial
Commercial and industrial	$73,579	$—	$—	$—	$—	$73,579
Real estate mortgage	310,976	1,618	4,469	—	—	317,063
Multi-family	109,059	—	5,178	—	—	114,237
SBA	30,296	18	154	—	—	30,468
Construction	6,623	—	—	—	—	6,623
Lease financing	11,203	—	—	—	—	11,203
Consumer
Real estate 1-4 family first mortgage	543,928	11,222	18,451	—	—	573,601
HELOC’s, home equity loans, and other consumer installment credit	21,071	193	213	—	—	21,477

Total	$1,106,735	$13,051	$28,465	$—	$—	$1,148,251

PCI loans:
Commercial
Commercial and industrial	$—	$189	$6,619	$—	$—	$6,808
Real estate mortgage	15,108	1,080	5,649	—	—	21,837
Multi-family	845	—	—	—	—	845
SBA	1,148	1,085	3,375	—	—	5,608
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer
Real estate 1-4 family first mortgage	—	—	137	—	64,929	65,066
HELOC’s, home equity loans, and other consumer installment credit	—	—	56	—	—	56

Total	$17,101	$2,354	$15,836	$—	$64,929	$100,220

Total	$1,123,836	$15,405	$44,301	$—	$64,929	$1,248,471

NTM Loans:
Green Loans	$192,188	$7,119	$6,697			$206,004
Interest-Only	135,679	230	7,069			142,978
Negative Amortization	18,841	421	—			19,262

Total	$346,708	$7,770	$13,766	$—	$—	$368,244

Purchased Credit Impaired Loans and Leases

For the six months ended June 30, 2013 and year ended December 31, 2012, the Company purchased loans and leases for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans and leases at June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013		December 31, 2012
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial
Commercial and industrial	$2,715	$1,938	$11,350	$6,808
Real estate mortgage	24,155	15,835	22,698	21,837
Multi-family	1,195	838	1,208	845
SBA	20,672	5,117	7,967	5,608
Consumer:
Real estate 1-4 family first mortgage	206,026	114,175	108,428	65,066
HELOC’s, home equity loans, and other consumer installment credit	110	55	110	56

Outstanding balance	$254,873	$137,958	$151,761	$100,220

Accretable yield, or income expected to be collected for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,		Six months ended June 30
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$123,952	$6,270	$32,207	$—
New loans or leases purchased	2,465	593	95,618	7,040
Accretion of income	(4,842)	(255)	(7,511)	(432)
Reclassifications from (to) nonaccretable difference	(6,618)	—	(5,188)	—
Disposals	(16,718)	—	(16,887)	—

Balance at end of period	$98,239	$6,608	$98,239	$6,608

During the six months ended June 30, 2013, the Company completed four seasoned SFR mortgage loan pool acquisitions with unpaid principal balances and fair values of $497.2 million and $368.6 million (excluding accrued interest paid and acquisition costs at settlement), respectively, at the respective acquisition dates. The Company determined that certain loans in these seasoned SFR mortgage acquisitions reflected evidence of credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected (2013 PCI Loans). During the three months ended June 30, 2013, the Company sold a portion of 2013 PCI loans with unpaid principal balances and carrying values of $125.0 million and $71.1 million, respectively. The total unpaid principal balances and carrying values of the 2013 PCI loans as of June 30, 2013 were $89.9 million and $56.9 million, respectively. Cash flows expected to be collected as of June 30, 2013 were $97.3 million.

NOTE 6 – SERVICING RIGHTS

The Company retains mortgage servicing rights (MSRs) from its sales of certain residential mortgage loans. MSRs on residential mortgage loans are reported at fair value. Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs and third party subservicing costs. The Company retains servicing rights in connection with its SBA loan operations, which are measured using the amortization method. Prior to the acquisition of Gateway, the Company did not have any MSRs and prior to the acquisitions of Beach and Gateway, the Company did not have any SBA servicing rights. Income earned from servicing rights for the six months ended June 30, 2013 and 2012 was $646 thousand and none, respectively, and $458 thousand and none for the three months ended June 30, 2013 and 2012, respectively. This amount is reported in loan servicing income in the consolidated statements of operations. At June 30, 2013 and December 31, 2012, servicing rights are comprised of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Mortgage servicing rights, at fair value	$4,620	$1,739
SBA servicing rights, at cost	420	539

Total	$5,040	$2,278

Servicing retained sold mortgage loans are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at June 30, 2013 and December 31, 2012 was $475.2 million and $211.4 million, respectively. Custodial escrow balances maintained in connection with serviced loans were $2.3 million and $1.1 million at June 30, 2013 and December 31, 2012 respectively.

Mortgage Servicing Rights

Following is a summary of the key characteristics, inputs and economic assumptions used to estimate the fair value of the Company’s MSRs as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)
Fair value of retained MSRs	$4,620	$1,739
Decay (prepayment/default)	14.58%	25.19%
Discount rate	10.59%	10.50%
Constant prepayment rate	9.04	13.86
Weighted-average life (in years)	7.78	5.85

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$2,579	$—	$1,739	$—
Additions	1,852	—	2,762	—
Prepayments	(94)	—	(162)	—
Changes in fair value resulting from valuation inputs or assumptions	305	—	330	—
Other—loans paid off	(22)	—	(49)	—

Balance at end of period	$4,620	$—	$4,620	$—

SBA Servicing Rights

The Company used a discount rate of 7.25% to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$498	$—	$539	$—
Additions	27	—	32	—
Amortization, including prepayments	(105)	—	(151)	—

Balance at end of period	$420	$—	$420	$—

NOTE 7 – OTHER REAL ESTATE OWNED

Activity in other real estate owned was as follows for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance, beginning of period	$1,764	$12,843	$4,527	$14,692
Additions	—	—	486	3,614
Sales and net direct write-downs	(227)	(3,720)	(5,476)	(9,954)
Net change in valuation allowance	—	116	2,000	887

Balance, end of period	$1,537	$9,239	$1,537	$9,239

Activity in the other real estate owned valuation allowance for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance, beginning of period	$69	$3,309	$2,069	$4,081
Additions charged to expense	—	155	79	169
Net direct write-downs and removals upon sale	(27)	(270)	(2,106)	(1,056)

Balance, end of period	$42	$3,194	$42	$3,194

Expenses related to foreclosed assets included in loan servicing and foreclosure expenses on the consolidated statements of operations were as follows for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net gain (loss) on sales	$37	$(824)	$151	$(508)
Operating expenses, net of rental income	(60)	727	(300)	477

	$(23)	$(97)	$(149)	$(31)

Loans provided for sales of other real estate owned, included in other assets on the consolidated statements of financial condition, and deferred gain on real estate sold on contract, included in accrued expenses and other liabilities on the consolidated statements of financial condition for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Loans provided for sales of other real estate other real estate owned sold on contract	$—	$—	$—	$918
Deferred gain on other real estate sold on contract	$—	$—	$—	$10

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The Company recorded goodwill and other intangible assets during 2012 as a result of the Beach merger and Gateway acquisition discussed above in Note 2, Business Combinations. At June 30, 2013, the Company had goodwill of $7.0 million related to the Beach acquisition.

Other intangible assets are amortized over their useful lives ranging from 1 to 20 years for trade name and 4 to 7 years for core deposit intangibles. The weighted average remaining amortization period for trade name is approximately 19.1 years, and for core deposit intangibles is approximately 5.6 years. Based on the balances of identifiable intangible assets as of June 30, 2013, the Company estimates that intangible asset amortization will be $1.4 million in 2013, $1.1 million in 2014, $894 thousand in 2015, $671 thousand in 2016, and $458 thousand in 2017. Other intangible assets were as follows at June 30, 2013 and December 31, 2012:

	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net
	(In thousands)
June 30, 2013:
Amortized intangible assets:
Trade name	$980	$62	$918
Core deposit intangibles	5,190	1,368	3,822

	$6,170	$1,430	$4,740

December 31, 2012:
Amortized intangible assets:
Trade name	$980	$28	$952
Core deposit intangibles	5,190	668	4,522

	$6,170	$696	$5,474

Aggregate amortization expense was $734 thousand and none for the six months ended June 30, 2013 and 2012, respectively.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2013, all $45.0 million of the Banks’ advances from the FHLB were fixed rate and had interest rates ranging from 0.27 percent to 0.82 percent with a weighted average rate of 0.52 percent. At December 31, 2012, $63.0 million of the Banks’ advances from the FHLB were fixed rate and had interest rates ranging from 0.28 percent to 0.82 percent with a weighted average rate of 0.47 percent. At December 31, 2012, $12.0 million of the Company’s advances from the FHLB were variable rate and had a weighted average interest rate of 0.28 percent as of that date.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At June 30, 2013 and December 31, 2012, the Banks’ advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $759.8 million and $458.9 million, respectively, and the Banks’ investment of capital stock of the FHLB of San Francisco of $10.4 million and $8.4 million, respectively. Based on this collateral and the Banks’ holdings of FHLB stock, the Banks were eligible to borrow an additional $425.5 million at June 30, 2013. In addition, the Banks had available lines of credit with the Federal Reserve Bank totaling $119.1 million at June 30, 2013.

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

NOTE 11 – INCOME TAXES

For three months ended June 30, 2013 and 2012, income tax expense (benefit) was $1.8 million and $(413) thousand, respectively, and effective tax rate was 29.5 percent and 35.9 percent, respectively. For six months ended June 30, 2013 and 2012, income tax expense (benefit) was $2.5 million and $(320) thousand, respectively, and effective tax rate was 31.7 percent and 46.9 percent, respectively. The Company’s effective tax rate decreased due to increases in reduction of the valuation allowances and other permanent benefits.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. As of June 30, 2013, the Company had a net deferred tax asset of $7.2 million, net of an $8.0 million valuation allowance and as of December 31, 2012, the Company had a net deferred tax asset of $7.6 million, net of an $8.4 million valuation allowance. The net deferred tax asset as of June 30, 2013 and December 31, 2012 is supported by tax planning strategies.

The Company adopted the provisions of ASC 740-10-25 (formally FIN 48), which relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on January 1, 2007. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2013 and December 31, 2012, the Company had no unrecognized tax benefits. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense. At June 30, 2013 and December 31, 2012, the Company had no accrued interest or penalties. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2009 (except for Gateway Bancorp’s pre-acquisition federal tax return which is currently under examination by the Internal Revenue Service for the 2008 and 2009 tax years). The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2008 (other state income and franchise tax statutes of limitations vary by state).

Assessment of Deferred Tax Asset Valuation Allowances

The evaluation of the recoverability of the deferred tax asset and the need for a valuation allowance requires the Company to weigh all positive and negative evidence to reach a conclusion that is more likely than not that all or some portion of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

The Company’s framework for assessing the recoverability of deferred tax assets weighs the sustainability of recent operating profitability, various prudent and feasible tax planning strategies, and its emergence from cumulative losses in the second quarter of 2013. The framework requires the Company to consider all available evidence, including:

•	the sustainability of recent operating profitability of the Company’s subsidiaries in various tax jurisditions;

•	the predictability of future operating profitability of the character necessary to realize the deferred tax assets;

•	the nature, frequency, and severity of cumulative financial reporting losses in recent years;

•	the recognition of the gains and losses on business dispositions;

•	prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets; and

•	the effect of reversing taxable temporary differences.

Despite several favorable developments, the Company cannot reasonably predict future operating profitability necessary to realize all of its deferred tax assets. Based on this evidence at June 30, 2013, the Company cannot yet overcome this significant negative evidence to assert at this time that the deferred tax asset will be realized in totality.

However, the Company has reported financial taxable income over the first half of 2013 and is currently projecting financial taxable income for the full year 2013. Additionally, the Company emerged from a three-year cumulative loss position in the second quarter of 2013. These factors, if sustained, would represent significant positive evidence. Therefore, if these factors were to be met, and based on the characteristics of the deferred tax assets, additional valuation allowance could be released in large part during the second half of 2013, which would materially and favorably affect net income and other comprehensive income in the period. At June 30, 2013 and December 31, 2012, the valuation allowance was $8.0 million and $8.4 million, respectively.

NOTE 12 – MORTGAGE BANKING ACTIVITIES

MHMB, which we acquired in connection with the acquisition of Gateway, is a part of PacTrust Bank’s residential lending division. MHMB originates single family mortgage loans and sells these loans in the secondary market. During the three months ended June 30, 2013, the mortgage operations unit expanded its platform to include wholesale and warehouse lending and added 11 new retail loan production offices. The amount of net gain on mortgage banking activities is a function of mortgage loans originated for sale and the fair value of these loans. Net gain on mortgage banking activities includes mark to market pricing adjustments on loan commitments and forward sales contracts, initial capitalized value of mortgage servicing rights (MSRs) and loan origination fees.

During the six months ended June 30, 2013, the MHMB mortgage operations unit originated $867.6 million of loans and has sold $729.0 million of loans in the secondary market. The net gain and margin on these sales were $23.4 million or 3.2 percent, and loan origination fees were $5.0 million for the six months ended June 30, 2013. In addition, we also had changes in amounts related to derivatives and the fair value of the mortgage loans held for sale. Changes in amounts related to loan commitments and forward sales commitments amounted to a net gain of $11.6 million for the six months ended June 30, 2013. The net change in the fair value of the loans held for sale was a net loss of $3.3 million for the six months ended June 30, 2013. The initial capitalized value of our MSRs, which totaled $2.6 million on $257.0 million of loans sold to Fannie Mae and Freddie Mac for the six months ended June 30, 2013. Other costs associated with loan originations and sales, net of other adjustments, were $2.7 million for the six months ended June 30, 2013.

In addition to net gain on mortgage banking activities, MHMB records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Provision for loan repurchases totaled $988 thousand and none for the six months ended June 30, 2013 and 2012.

Mortgage Loan Repurchase Obligations

Following is a summary of activity in the reserve for loss reimbursements on sold loans for the three and six months ended June 30, 2013:

Amount
(In thousands)
Balance at March 31, 2013	$3,498
Provision for loss reimbursement on sold loans	732
Payments made for loss reimbursement on sold loans	(256)

Balance at June 30, 2013	$3,974

Balance at December 31, 2012	$3,485
Provision for loss reimbursement on sold loans	988
Payments made for loss reimbursement on sold loans	(499)

Balance at June 30, 2013	$3,974

NOTE 13 – RISK MANAGEMENT AND DERIVATIVE INSTRUMENTS

The Company originates residential real estate mortgage loans and generates revenues from the origination and sale of these loans. Although management closely monitors market conditions, such activities are sensitive to fluctuations in prevailing interest rates and real estate markets. As of June 30, 2013, approximately 83.6 percent of all properties securing loans held for sale were located in California. A change in the underlying economic conditions of the California residential real estate market could have an adverse impact on the Company’s operations.

The Company uses derivative instruments and other risk management techniques to reduce its exposure to adverse fluctuations in interest rates in accordance with its risk management policies. The Company utilizes forward contracts and investor commitments to economically hedge mortgage banking products and may from time to time use interest rate swaps as hedges against certain liabilities.

In connection with mortgage banking activities, if interest rates increase, the value of the Company’s loan commitments to borrowers and fixed rate mortgage loans held-for-sale are adversely impacted. The Company attempts to economically hedge the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by selling forward contracts on securities with Government-sponsored enterprises (GSEs) and investors in loans. Forward contracts on securities of GSEs and loan commitments to borrowers are non-designated derivative instruments and the gains and losses resulting from these derivative instruments are included in net gain on mortgage banking activities in the accompanying consolidated statements of operations. At June 30, 2013, the resulting derivative asset of $13.9 million and liability of $477 thousand, are included in other assets and accrued expenses and other liabilities, respectively, on the accompanying consolidated statements of financial condition. At June 30, 2013, the Company had outstanding forward sales commitments totaling $362.4 million. At June 30, 2013, the Company was committed to fund loans for borrowers of approximately $176.6 million.

The net losses relating to free-standing derivative instruments used for risk management were none for the three months ended June 30, 2013, and are included in net gain on mortgage banking activities in the consolidated statements of operations. Prior to the third quarter of 2012, the Company held no derivatives.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated statements of financial condition as of June 30, 2013 and December 31, 2012. Note 3, Fair Value of Financial Instruments, contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	June 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Included in assets:
Interest rate lock commitments	$164,800	$4,786	$82,668	$2,102
Mandatory forward commitments	287,619	8,654	54,273	197
Other assets (best efforts commitments)	24,631	439	8,619	591

Total included in assets	$477,050	$13,879	$145,560	$2,890

Included in liabilities:
Interest rate lock commitments	$11,712	$89	$7,604	$71
Mandatory forward commitments	50,000	388	86,790	441
Other liabilities (best efforts commitments)	—	—	34,208	476

Total included in liabilities	$61,712	$477	$128,602	$988

NOTE 14 – STOCK COMPENSATION PLANS

Share-based Compensation Expense

For the three months ended June 30, 2013 and 2012, share-based compensation expense was $296 thousand and $248 thousand, respectively, and the related tax benefits were $121 thousand and $102 thousand, respectively. For the six months ended June 30, 2013 and 2012, share-based compensation expense was $872 thousand and $531 thousand, respectively, and the related tax benefits were $358 thousand and $218 thousand, respectively.

As of June 30, 2013, there were 395,230 shares available to be issued, subject to the Company’s current 2011 Omnibus Incentive Plan. At the 2013 Annual Meeting of Stockholders of Banc California, Inc. held on July 16, 2013, the Company’s stockholders approved the Company’s 2013 Omnibus Stock Incentive Plan (the “2013 Omnibus Plan”). Upon the approval of the 2013 Omnibus Plan, no new awards may be granted under the 2011 Omnibus plan. The number of shares of common stock available under the 2013 Omnibus Plan is 4,000,000 shares.

Unrecognized Share-based Compensation Expense

As of June 30, 2013, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	($ in thousands)
Stock option awards	$1,074	2.6 years
Restricted stock awards	2,112	2.9 years

Total	3,186	2.8 years

Stock Options

The Company issues stock options to certain employees, officers and directors. Stock options are issued at the current market price on the date of grant with a three-year to five-year vesting period and contractual terms of 7 to 10 years. The Company issues new shares upon the exercise of stock options.

The following table represents stock option activity as of and for the three months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of period	505,235	$12.22	8.4 years	$8
Granted	100,000	$13.11	9.9 years	$47

Outstanding at end of period	605,235	$12.36	8.4 years	$889

Exercisable at end of period	208,332	$11.54	7.5 years	$424

The following table represents stock option activity as of and for the six months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of period	538,569	$12.16	7.6 years	$300
Granted	100,000	$13.11	9.9 years	$47
Forfeited	(33,334)	$11.36	7.7 years	—

Outstanding at end of period	605,235	$12.36	8.4 years	$889

Exercisable at end of period	208,332	$11.54	7.5 years	$424

The following table represents changes in unvested stock options and related information as of and for the three and six months ended June 30, 2013:

	Three months ended June 30, 2013		Six months ended June 30, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Non-vested options outstanding at beginning of period	233,334	$11.75	233,334	$11.75
Granted	100,000	$13.11	100,000	$13.11
Vested	(5,000)	$11.84	(5,000)	$11.84

Non-vested options outstanding at end of period	328,334	$12.16	328,334	$12.16

Restricted Stock Awards

Additionally, the Company also grants restricted stock awards to certain employees, officers and directors. The restricted stock awards are valued at the closing price of the Company’s stock on the date of award. The restricted stock awards fully vest after one to five years of continued employment from the date of grant. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock when vested.

A summary of changes in the Company’s nonvested shares for the three and six months ended June 30, 2013 follows:

	Three months ended June 30, 2013		Six months ended June 30, 2013
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested shares outstanding at beginning of period	219,663	$11.58	162,876	$11.73
Granted	33,585	$11.96	112,421	$11.38
Vested	(16,146)	$11.56	(33,280)	$11.31
Forfeited	(12,612)	$11.92	(17,527)	$11.69

Non-vested shares outstanding at end of period	224,490	$11.62	224,490	$11.62

Stock Appreciation Right

On August 21, 2012, the Company granted to its chief executive officer a ten-year stock appreciation right (SAR) with respect to 500,000 shares (Initial SAR) of the Company’s common stock with a base price of $12.12 per share. Compensation expense for the SAR is recognized over the vesting period based on the fair value as calculated using Black Scholes as of the grant date and adjusted each quarter. The SAR will be settled in cash. One third of the SAR vested on the grant date and one third will vest on the first and second anniversaries of the grant date such that the SAR will be fully vested on the second anniversary of the grant date. On July 21, 2013, additional 150,933 shares (Additional SAR) with a base price of $13.00 per share were granted due to an issuance of Common Stocks pursuant to the SAR agreement. The Additional SAR has the same terms and conditions as the initial SAR granted pursuant to the agreement.

The weighted-average grant date fair value was $3.58 per share, or $1.8 million, and the adjusted fair value as of June 30, 2013 was $2.56 per share or $1.3 million for Initial SAR. Additional SAR had a fair value of $2.23 per share or $337 thousand as of June 30, 2013. Compensation expense recognized for the SARs was $398 thousand and $298 thousand for the three and six months ended June 30, 2013, respectively. A reversal of compensation expense of $100 thousand recognized for the three months ended March 31, 2013. At June 30, 2013, there was $370 thousand of total unrecognized compensation cost related to the unvested portion of the SAR. The cost is expected to be recognized over a weighted-average period of 1.5 years. Fair value of the SARs as of June 30, 2013 was determined using the following assumptions:

June 30, 2013
SARs granted	650,993
Weighted average estimated fair value per share of SARs granted	$2.48
Risk-free interest rate	1.40%
Expected term	3 years
Expected stock price volatility	29.11%
Dividend yield	4.00%

NOTE 15 – SHAREHOLDERS’ EQUITY

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

On July 1, 2012, in connection with the Company’s acquisition of Beach, the Company issued one-year warrants to purchase an aggregate of 1,401,959 shares of the Company’s common stock at an exercise price of $14.00 per share. All of the these warrants expired on June 30, 2013 without being exercised. See Note 2, Business Combinations.

Common Stock

On June 21, 2013, the Company issued 2,268,000 shares of its voting common stock, par value $0.01 per share, for gross proceeds of approximately $29.5 million and a registered direct offering of an aggregate 1,153,846 shares of voting common stock to two institutional investors for gross proceeds of approximately $15 million. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 360,000 shares of its voting common stock to cover over-allotments, if any, at the same price, for potential additional gross proceeds of approximately $4.7 million. The over-allotment option was exercised in full in July 2013.

Perpetual Preferred Stock

On June 12, 2013, the Company sold 1,400,000 depositary shares, each representing a 1/40th interest in a share of its 8.00 percent Non-Cumulative Perpetual Preferred Stock, Series C, par value $0.01 per share and liquidation preference of $1,000 per share, at an offering price of $25.00 per depositary share, for gross proceeds of $33.9 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 210,000 depositary shares to cover over-allotments, if any, at the same price, for potential additional gross proceeds of $5.25 million. The over-allotment option was exercised in full in July 2013.

NOTE 16 – EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share (EPS) is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding. Diluted EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options, restricted stock awards, and warrants to purchase common stock. Computations for basic and diluted EPS are provided below.

	Three months ended June 30,
	2013			2012
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
Basic:
Net income (loss)	$4,021	$342	$4,363	$(671)	$(68)	$(739)
Less: Preferred stock dividends	—	—	—	(285)	(29)	(314)

Net income (loss) available to common shareholders	$4,021	$342	$4,363	$(956)	$(97)	$(1,053)

Weighted average common shares outstanding	11,235,177	955,027	12,190,204	10,602,221	1,073,266	11,675,487

Basic earnings (loss) per common share	$0.36	$0.36	$0.36	$(0.09)	$(0.09)	$(0.09)

Diluted:
Net income (loss) available to common shareholders	$4,021	$342	$4,363	$(956)	$(97)	$(1,053)

Weighted average common shares outstanding for basic earnings (loss) per common share	11,235,177	955,027	12,190,204	10,602,221	1,073,266	11,675,487
Add: Dilutive effects of stock options	29,510	—	29,510	—	—	—
Add: Dilutive effects of warrants	15,055		15,055	—	—	—

Average shares and dilutive potential common shares	11,279,742	955,027	12,234,769	10,602,221	1,073,266	11,675,487

Diluted earnings (loss) per common share	$0.36	$0.36	$0.36	$(0.09)	$(0.09)	$(0.09)

	Six months ended June 30,
	2013			2012
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
Basic:
Net income (loss)	$4,839	$453	$5,292	$(329)	$(33)	$(362)
Less: Preferred stock dividends	263	25	288	(649)	(65)	(714)

Net income (loss) available to common shareholders	$4,576	$428	$5,004	$(978)	$(98)	$(1,076)

Weighted average common shares outstanding	11,025,454	1,033,173	12,058,627	10,597,505	1,067,174	11,664,679

Basic earnings (loss) per common share	$0.41	$0.41	$0.41	$(0.09)	$(0.09)	$(0.09)

Diluted:
Net income (loss) available to common shareholders	$4,576	$428	$5,004	(978)	(98)	(1,076)

Weighted average common shares outstanding for basic earnings (loss) per common share	11,025,454	1,033,173	12,058,627	10,597,505	1,067,174	11,664,679
Add: Dilutive effects of stock options	14,418	—	14,418	—	—	—

Average shares and dilutive potential common shares	11,039,872	1,033,173	12,073,045	10,597,505	1,067,174	11,664,679

Diluted earnings (loss) per common share	$0.41	$0.41	$0.41	$(0.09)	$(0.09)	$(0.09)

For three and six months ended June 30, 2013, there were 168,569 and 243,569 stock options, respectively, and 150,993 and 650,993 warrants, respectively, that were not considered in computing diluted earnings per common share, because they were anti-dilutive. All outstanding options, stock awards, and warrants were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2012 because they were anti-dilutive.

NOTE 17 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	Contract Amount
	June 30, 2013		December 31, 2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$88,238	$14,265	$52,883	$21,317
Unused lines of credit	4,740	70,526	4,021	84,036
Standby letters of credit	10	1,252	10	1,396

Commitments to make loans are generally made for periods of 30 days or less.

Financial instruments that potentially subject the Company to concentrations of credit risk include interest-bearing deposit accounts in other financial institutions, and loans. At June, 2013 and December 31, 2012, the Company had interest-bearing deposit accounts with balances totaling approximately $456.8 million and $105.4 million, respectively, in other financial institutions.

As of June 30, 2013, the Company had total commitments to sell loans of $155.0 million. Total commitments outstanding for the loans held for sale portfolio and IRLCs were $148.7 million and $6.3 million, respectively. For the loans held for sale commitments, $123.9 million and $24.8 million were mandatory commitments and best efforts commitments, respectively. Generally speaking, best efforts commitments do not have a financial penalty for non-delivery. As of June 30, 2013, the IRLCs commitments consisted of $6.3 million best efforts commitments and $0 of mandatory commitments.

NOTE 18 – RELATED-PARTY TRANSACTIONS

The Banks have granted loans to certain officers and directors and their related interests. Such loans amounted to none and $9 thousand at June 30, 2013 and December 31, 2012, respectively.

Deposits from principal officers, directors, and their related interests amounted to $12.6 million and $11.4 million at June 30, 2013 and December 31, 2012, respectively.

On December 27, 2012, the Company entered into a Management Services Agreement (the “Services Agreement”) with CS Financial, Inc. (the “Consultant”), a Southern California-based mortgage banking firm controlled by Jeffrey T. Seabold, then a member of the Boards of Directors of the Company and PacTrust Bank, and in which certain relatives and entities affiliated with relatives of Steven A. Sugarman, Chief Executive Officer of the Company and member of the Board of Directors of the Company and PacTrust Bank, also own certain minority, non-controlling interests. Under the Services Agreement, CS Financial agrees to provide PacTrust Bank such reasonably requested financial analysis, management consulting, knowledge sharing, training services and general advisory services as PacTrust Bank and CS Financial mutually agreed upon with respect to PacTrust Bank’s residential mortgage lending business, including strategic plans and business objectives, compliance function, monitoring, reporting and related systems, and policies and procedures, at a monthly fee of $100,000. The Services Agreement was recommended by disinterested members of management of PacTrust Bank and negotiated and approved by special committees of the Board of Directors of each of the Company and PacTrust Bank (the “Special Committees”), comprised exclusively of independent, disinterested directors of the Boards. Each of the Boards of Directors of PacTrust Bank and the Company also considered and approved the Services Agreement, upon the recommendation of the Special Committees. On May 13, 2013, PacTrust Bank hired Mr. Seabold as Managing Director of residential lending division and entered into a three-year employment agreement. Simultaneously, PacTrust Bank terminated, with immediate effect, its Services Agreement with the Consultant. For the three and six months ended June 30, 2013, total compensation paid to CS Financial Inc. amounted to $139 thousand and $439 thousand, respectively.

NOTE 19 – SUBSEQUENT EVENTS

Private Bank of California Acquisition Completion

On July 1, 2013, the Company completed its previously announced acquisition of PBOC pursuant to the terms of the Agreement and Plan of Merger, dated as of August 21, 2012, as amended, by and between the Company, Beach and PBOC. At the effective time of the Merger, PBOC merged with and into Beach, with Beach continuing as the surviving entity in the Merger and a wholly owned subsidiary of the Company, and changing its name to “The Private Bank of California.” Pursuant and subject to the terms of the Merger Agreement, each outstanding share of common stock, no par value, of PBOC (other than specified shares owned by the Company, PBOC or Beach, and other than in the case of shares in respect of, or underlying, certain PBOC options and other equity awards, which will be treated as set forth in the Merger Agreement) was converted into the right to receive a pro rata share of $24,887,513 and 2,083,333 shares of common stock of the Company, par value $0.01 per share. Based on the number of shares of PBOC Common Stock issued and outstanding immediately prior to the completion of the Merger, each outstanding share of PBOC Common Stock was converted into the right to receive $6.47 in cash and 0.5416 shares of Company Common Stock.

In addition, upon completion of the acquisition, each share of preferred stock issued by PBOC as part of the Small Business Lending Fund (“SBLF”) program of the United States Department of Treasury (10,000 shares in the aggregate with a liquidation preference amount of $1,000 per share) was converted automatically into one substantially identical share of preferred stock of the Company. The terms of the preferred stock issued by the Company in exchange for the PBOC preferred stock are substantially identical to the preferred stock previously issued by the Company as part of its own participation in the SBLF program (32,000 shares in aggregate with a liquidation preference amount of $1,000 per share).

Common Stock Over-Allotment Closing

On July 2, 2013, the Company completed the issuance and sale of 360,000 shares of its voting common stock, par value $0.01 per share (the “Over-Allotment Shares”), at a public offering price of $13.00 per share, in connection with the exercise of the overallotment option held by the underwriters of the Company’s recent underwritten common stock offering (See Note 15 – Shareholders’ Equity).

Preferred Stock Over-Allotment Closing

On July 8, 2013, the Company completed the issuance and sale of 210,000 depositary shares (the “Depositary Shares”), each such Depositary Share representing ownership of 1/40th of a share of the Company’s 8.00% Non-Cumulative Perpetual Preferred Stock, Series C, $0.01 par value per share, with a liquidation preference of $1,000 per share (the “Series C Preferred Stock”), at a public offering price of $25.00 per Depositary Share, in connection with the exercise of the overallotment option held by the underwriters of the Company’s underwritten offering of Depositary Shares (See Note – 15 Shareholders’ Equity).

Corporate Charter Amendment – Name Change

On July 15, 2013, the Company filed articles of amendment to its charter with the state of Maryland to change the name of the Company from First PacTrust Bancorp, Inc. to Banc of California, Inc., effective July 16, 2013.

2013 Omnibus Stock Incentive Plan

At the 2013 Annual Meeting of Stockholders of Banc California, Inc. held on July 16, 2013, the Company’s stockholders approved the Company’s 2013 Omnibus Stock Incentive Plan (the “2013 Omnibus Plan”). Upon the approval of the 2013 Omnibus Plan, no new awards may be granted under the 2011 Omnibus plan. The number of shares of common stock available under the 2013 Omnibus Plan is 4,000,000 shares.

Acquisition of Office Premises.

Effective as of July 24, 2013, the Company entered into a Purchase and Sale Agreement and Escrow Instructions (the “Agreement”) with Memorial Health Services (the “Seller”) pursuant to which the Company, or its assignee, will purchase from the

Seller certain improved real property located at 1588 South Coast Drive, Costa Mesa, California (the “Property”). Subject to the adjustments and prorations provided in the Agreement, and excluding post-acquisition occupancy improvements and relocation costs, the purchase price for the Property will be $40.0 million. The Company has deposited $250,000 into escrow, and will deposit an additional $2,250,000 after the expiration of the due diligence period on August 23, 2013. The Agreement contains customary representations and warranties, covenants, closing conditions and termination provisions. The Agreement contemplates a closing date of September 3, 2013.

Notice of Exercise of CS Financial Call Option.

As previously disclosed, on May 13, 2013, PacTrust Bank entered into an employment agreement (the “Employment Agreement”) with Jeffrey T. Seabold pursuant to which Mr. Seabold granted to the Company and PacTrust Bank an option (the “Call Option”), to acquire CS Financial, Inc. (“CS Financial”), a Southern California-based mortgage banking firm controlled by Mr. Seabold, for an purchase price of $10 million, payable pursuant to the terms provided under the Employment Agreement. Based upon the recommendation of the special committees of independent, disinterested directors of the Board of Directors of each of the Company and PacTrust Bank (the “Special Committees”), with the assistance of outside financial and legal advisors and consultants, the Boards of Directors of the Company and PacTrust Bank, with Mr. Steven A. Sugarman, Chief Executive Officer of the Company recusing himself from the discussions and vote due to previously disclosed conflicts of interest, approved the recommendation of the Special Committees and, pursuant to a letter dated July 29, 2013, the Company indicated that the Call Option was being exercised by PacTrust Bank, subject to the negotiation and execution of definitive transaction documentation consistent with the applicable provisions of the Employment Agreement and the satisfaction of the terms and conditions set forth therein. The Company expects to consummate the acquisition of CS Financial in the fourth quarter of 2013.

Management has evaluated subsequent events through the date of issuance of the financial data included herein. Other than the events disclosed above, there have been no subsequent events that occurred during such period would require disclosure in the report or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of June 30, 2013.

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of Banc of California, Inc. (the Company or Bancorp), at June 30, 2013, to its financial condition at December 31, 2012, and the results of operations for the three and six months ended June 30, 2013 and 2012. This discussion should be read in conjunction with the unaudited interim consolidated financial statements and footnotes included herein.

The Company is a multi-bank holding company of Pacific Trust Bank and The Private Bank of California, or Beach, prior to July 1, 2013 (collectively, the Banks). The Company completed its acquisition of The Private Bank of California, or PBOC, on July 1, 2013 through the merger of PBOC with and into Beach, the Company’s wholly owned subsidiary, and re-naming Beach, as the surviving bank, The Private Bank of California. The Company derives substantially all of its revenue from the retail, commercial, and mortgage banking services provided by the Banks. As of June 30, 2013, the Banks operated 19 banking offices in San Diego, Riverside, Orange, and Los Angeles Counties, CA and 42 loan production offices in California, Arizona, Oregon, Washington and Montana. Upon the completion of the PBOC acquisition, the number of the Company’s banking offices increased to 22. PacTrust Bank entered into an agreement to sell eight of its banking offices to AmericanWest Bank.

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

Within these statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the Consolidated Statements of Financial Condition dates and our results of operations for the reporting period. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, we have established critical accounting policies to facilitate making the judgment necessary to prepare financial statements.

SELECTED FINANCIAL DATA

The following tables set forth certain selected financial data for the periods indicated.

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2013	2012	2013	2012
	($ in thousands, except per share data)
AVERAGE BALANCES:
Average gross loans and leases (1)	$1,843,645	$840,948	$1,630,552	$829,999
Average investment securities	102,880	107,488	109,955	105,668
Average interest-earning assets	2,204,574	1,041,194	1,944,529	1,012,795
Average total assets	2,301,382	1,109,844	2,027,690	1,078,824
Average total deposits	1,938,164	857,777	1,674,257	837,771
Average borrowings	129,589	59,172	135,119	48,488
Average interest-bearing liabilities	1,909,023	846,761	1,658,692	819,904
Average stockholders’ equity	203,873	184,764	197,921	185,143
PER SHARE DATA:
Basic earnings (loss) per common share	$0.36	$(0.09)	$0.41	$(0.09)
Diluted earnings (loss) per common share	$0.36	$(0.09)	$0.41	$(0.09)
Basic earnings (loss) per class B common share	$0.36	$(0.09)	$0.41	$(0.09)
Diluted earnings (loss) per class B common share	$0.36	$(0.09)	$0.41	$(0.09)
Common shares outstanding	14,976,979	10,604,477
Class B non-voting non-convertible common stock outstanding	574,258	1,078,807
Tangible common equity per common stock (2)	$12.28	$12.87
PERFORMANCE RATIOS:
Return on average assets (3) (4)	0.76%	-0.27%	0.53%	-0.07%
Return on average stockholders’ equity (3) (5)	8.58%	-1.61%	5.39%	-0.39%
Efficiency ratio (6)	83.01%	109.63%	85.39%	98.44%
Net interest spread (7)	3.80%	3.09%	3.67%	3.28%
Net interest margin (8)	3.93%	3.26%	3.84%	3.44%
Average stockholders’ equity to average total assets	8.86%	16.65%	9.76%	17.16%
SELECTED CAPITAL RATIOS:
Banc of California (9)
Total risk-based capital ratio	19.34%	N/A
Tier 1 risk-based capital ratio	18.08%	N/A
Tier 1 leverage ratio	11.16%	N/A
PacTrust Bank
Total risk-based capital ratio:	19.78%	17.88%
Tier 1 risk-based capital ratio:	18.52%	16.63%
Tier 1 leverage ratio:	10.03%	11.44%
Beach Business Bank (10)
Total risk-based capital ratio:	16.79%	N/A
Tier 1 risk-based capital ratio:	15.88%	N/A
Tier 1 leverage ratio:	11.94%	N/A
ASSET QUALITY:
Nonaccrual Loans, excluding PCI loans	$9,164	$16,878
90+ delinquent loans and other real estate owned, net
90+ delinquent loans, excluding PCI loans	10,741	1,986
Other real estate owned, net	1,537	9,239

Totals	$12,278	$11,225

Net loan charge-offs	$954	$4	$1,555	$2,302
Allowance for loan losses:
Originated loans	$16,199	$11,448
Purchased/acquired loans:
Non-credit impaired	468	—
Credit impaired	312	—

Total purchased/acquired loans	780	—

Total ALLL	$16,979	$11,448

Loans:
Originated loans	$1,086,271	$817,103
Purchased/acquired loans:
Non-credit impaired (11)	390,117	—
Credit impaired (12)	137,958	22,728

Total purchased/acquired loans	528,075	22,728

Total loans	$1,614,346	$839,831

ALLL to originated loans	1.49%	1.40%

(1)	Gross loans are net of deferred fees and related direct cost, but excluding the allowance for loan and lease losses
(2)	Total stockholders’ equity less preferred stock, goodwill, and other intangible assets, divided by common shares outstanding
(3)	Calculated based on annualized net income
(4)	Net income divided by average total assets
(5)	Net income divided by average stockholders’ equity
(6)	Total non-interest expense divided by the sum of net interest income before provision for loan and lease losses and total non-interest income
(7)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities
(8)	Annualized net interest income before provision for loan and lease losses divided by average interest-earning assets
(9)	Banc of California was a Savings and Loan Holding company and was not subject to regulatory capital requirements as of June 30, 2012
(10)	Beach Business Bank was not a subsidiary of the Company, and as such the capital ratios as of June 30, 2012 are not presented
(11)	Includes $19.9 million discounts at June 30, 2013
(12)	Includes $74.5 million and $15.3 million discounts at June 30, 2013 and 2012, respectively

EXECUTIVE OVERVIEW

This overview of management’s discussion and analysis highlights selected information in the financial results of the Company and may not contain all of the information that is important to you. For a more complete understanding of trends, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document. Each of these items could have an impact on the Company’s consolidated financial condition and results of operations.

The Company announced July 16, 2013 that its corporate name was changed from First PacTrust Bancorp, Inc. to Banc of California, Inc. effective upon the filing of an amendment to its charter on the same date. The new name is intended to reflect the Company’s emergence as the leading community bank serving businesses and families in California and the West through the Company’s subsidiary banks, Pacific Trust Bank and The Private Bank of California (PBOC). Banc of California Inc.’s trading symbol on NASDAQ will remain BANC.

On July 1, 2013 the Company completed the acquisition of PBOC. The acquisition was accomplished by merging The Private Bank of California into Beach. Upon closing of the transaction, Beach was renamed “The Private Bank of California.”

Banc of California formerly First PacTrust is a multi-bank holding company of PacTrust Bank and Beach Business Bank now rebranded and named PBOC as of July 1, 2013. As a bank holding company, Banc of California generally is prohibited from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by regulation or order of the Federal Reserve Board, have been identified as activities closely related to the business of banking or managing or controlling banks.

The two Banks are community-oriented financial institutions offering a variety of financial services to meet the banking and financial needs of the communities we serve. PacTrust Bank is headquartered in Orange County, California, and PBOC formerly Beach Business Bank is headquartered in Los Angeles County, California. As of July 1, 2013, the Banks operated twenty-two banking offices and one call center branch in San Diego, Riverside, Orange, and Los Angeles Counties in California with the addition of three branch offices and one loan production office from the completion of the Private Bank of California acquisition on July 1, 2013, and 42 mortgage loan production offices in California, Arizona, Oregon, Washington and Montana.

The principal business of PacTrust Bank consists of attracting retail deposits from the general public and investing these funds primarily in loans secured by first mortgages on owner-occupied, one-to-four SFR residences, a variety of consumer loans, multi-family and commercial real estate and, to a limited extent, commercial business loans. PacTrust Bank offers a variety of deposit accounts for both individuals and businesses with varying rates and terms, which generally include savings accounts, money market deposits, certificate accounts and checking accounts. PacTrust Bank solicits deposits in PacTrust Bank’s market area and, to a lesser extent, from institutional depositors nationwide, and in the past has accepted brokered deposits. Mission Hills Mortgage Bankers (MHMB), a mortgage banking division of PacTrust Bank acquired through the Company’s August 2012 acquisition of Gateway Bancorp and its subsidiary, Gateway Business Bank (Gateway), operates 42 retail mortgage production offices and focuses on originating and selling mortgage loans.

The Private Bank of California formerly called Beach Business Bank is a community bank engaged in the general commercial banking business. PBOC offers a variety of deposit and loan products to individuals and small to mid-sized businesses. Beach’s business plan emphasizes providing highly specialized financial services in a personalized manner to individuals and businesses in its service area. Through a division called The Doctors Bank®, PBOC also serves physicians and dentists nationwide. In addition, PBOC specializes in providing SBA loans, as member of the SBA’s Preferred Lender Program. The completion of the acquisition of the PBOC now gives our franchise the ability to offer specialized private banking services to high net worth individuals, family owned businesses, entrepreneurs, law firms, the entertainment business and others who require a very high level of personalized banking services and customized solutions.

On May 31, 2013, PacTrust Bank entered into a definitive agreement with AmericanWest Bank, a Washington state chartered bank (AWB), pursuant to which the Bank has agreed to sell eight branches and related assets and deposit liabilities to AWB. The transaction will result in the transfer of deposits to AWB in exchange for a blended deposit premium of 2.3% applied to certain deposit balances transferred at closing. The deposits to be transferred totaled approximately $457.0 million as of June 30, 2013. Certain other assets related to the branches will be acquired as a part of the transaction including the sale of the real estate for three of the branch locations and certain overdraft and other credit facilities related to the deposit accounts. The transaction is expected to be closed by the month end October 2013.

The sale of these branches is a key part of the Bank’s ongoing effort to improve its overall efficiency and profitability and will reshape PacTrust Bank’s retail branch network to focus on servicing small – to mid – sized businesses and high net worth families throughout Los Angeles, Orange and San Diego Counties.

Growth Strategies

•

Expand our franchise through acquisitions or the establishment of denovo branches or banks in markets that offer regional continuity, such as the greater Southern California market and other western markets. The plan is to develop a scalable and meaningful platform for retail bank relationships, residential lending infrastructure and commercial banking development, to which the Company added 11 new loan production offices during the three months ended June 30, 2013. In addition, the Company closed the PBOC transaction on July 1, 2013.

•

Continue as a public company with a common stock that is quoted and traded on a national stock market. In addition to providing access to growth capital, we believe a “public currency” provides flexibility in structuring acquisitions and will allow us to attract and retain qualified management through equity-based compensation.

•

Expand our commercial business loan portfolio to diversify both our customer base and maturities of the loan portfolio and to benefit from the low cost deposits associated with individual accounts and the professional, general business, private banking and service industries that are common commercial borrowers. We successfully completed two acquisitions in 2012 and one acquisition in 2013 that includes a team of local commercial lending officers which has given us a greater network and far greater capacity to attract commercial and private banking relationships. The Company will seek to continue to develop its commercial lending loans through strategic “lift outs” of lending teams in various geographic markets that have particular business “niches” and “specialty”.

•

Diversify the residential lending platform through additional lending channels such as correspondent lending, warehouse lending and wholesale lending, which will result in expanding production sources and broadening our own product mix and geographic concentration. As a result of our 2012 Gateway acquisition, we acquired a well-established mortgage banking platform (Mission Hills Mortgage Banking or MHMB). The platform provided us with 22 loan production offices in California, Arizona, Oregon and Washington. The Company has opened 20 additional loan production offices subsequent to the acquisition.

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

•

Purchases of seasoned SFR mortgage loan pools. The Company completed three acquisitions of seasoned SFR mortgage loan pools during 2012 and acquired four pools during the six months ended June 30, 2013 at a discount to both the current property value of the collateral and the note balance. As of June, 2013, the total unpaid principal balance and carrying values of these seven pools was $412.2 million and $327.0 million, respectively. The Company intends to continue the purchase and strategic sale of such loans where management believes it can obtain an attractive risk adjusted return as part of our portfolio diversification strategy.

•	Continue to grow our commercial real estate lending by leveraging the backgrounds and contacts of our experienced lending officers to expand market share.

•

Develop an expertise and core competency in the integration of the Company’s community bank acquisition strategy to maximize utilization of banking expertise obtained in acquisitions from personnel. The Company also is investing in its infrastructure to have the ability to scale efficiently and effectively in line with our long-term goal of creating a complete community banking franchise.

The comparability of the Company’s operating results for the three and six months ended June 30, 2013 and 2012 is significantly impacted by the Company’s acquisitions of Beach and Gateway during the third quarter of 2012, the seasoned SFR mortgage loan pool purchases and sales in 2012 and 2013.

RESULTS OF OPERATIONS

	Three Months Ended
	June 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
		($ in thousands)
Net interest income	$21,625	$8,431	$13,194	156.5%
Provision for loan and leases losses	(1,918)	(279)	(1,639)	587.5%
Noninterest income	26,072	639	25,433	3980.1%
Noninterest expense	(39,594)	(9,943)	(29,651)	298.2%
Income tax (expense) benefit	(1,822)	413	(2,235)	-541.2%

Net income (loss)	4,363	(739)	5,102	690.4%
Preferred stock dividends	—	(314)	314	-100.0%

Net income (loss) available to common shareholders	$4,363	$(1,053)	$5,416	514.3%

Net income (loss) increased by $5.1 million to $4.4 million for the three months ended June 30, 2013, compared to $(739) thousand for the three months ended June 30, 2012. Preferred stock dividends were none and $314 thousand for the three months ended June 30, 2013 and 2012, respectively, and net income (loss) available to common shareholders was $4.4 million and $(1.1) million for the three months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013, there was no dividends payable on Preferred Stock based on revised quarterly Small Business Lending Fund filings submitted to the U.S. Treasury.

	Six Months Ended
	June 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
		($ in thousands)
Net interest income	$36,984	$17,307	$19,677	113.7%
Provision for loan and leases losses	(4,086)	(970)	(3,116)	321.2%
Noninterest income	44,000	1,142	42,858	3752.9%
Noninterest expense	(69,152)	(18,161)	(50,991)	280.8%
Income tax (expense) benefit	(2,454)	320	(2,774)	-866.9%

Net income (loss)	5,292	(362)	5,654	1561.9%
Preferred stock dividends	(288)	(714)	426	-59.7%

Net income (loss) available to common shareholders	$5,004	$(1,076)	$6,080	565.1%

Net income (loss) increased by $5.7 million to $5.3 million for the six months ended June 30, 2013, compared to $(362) thousand for the six months ended June 30, 2012. Preferred stock dividends were $288 thousand and $714 thousand for the six months ended June 30, 2013 and 2012, respectively, and net income (loss) available to common shareholders was $5.0 million and $(1.1) million for the six months ended June 30, 2013 and 2012, respectively.

Net Interest Income

For the three months ended June 30, 2013, net interest income increased by $13.2 million, or 156.5 percent, to $21.6 million, compared to $8.4 million for the three months ended June 30, 2012. The increase in net interest income from 2012 to 2013 was primarily attributable to the increase in loan interest income from the loan growth, loans acquired in connection with the Beach and Gateway acquisitions and purchases of seasoned SFR mortgage loan pools, partially offset by the increase in interest expense from a larger balance sheet, a full quarter of interest expense associated with the long term debt issued in April and December 2012, and the mix and higher pricing of deposits. Net interest margin increased by 67 basis points to 3.93 percent for the three months ended June 30, 2013 from 3.26 percent for the three months ended June 30, 2012 as a result of higher yielding loans acquired in connection with the Beach and Gateway acquisitions and the purchases of seasoned SFR mortgage loans.

For the six months ended June 30, 2013, net interest income increased by $19.7 million, or 113.7 percent, to $37.0 million, compared to $17.3 million for the six months ended June 30, 2012. The increase in net interest income from 2012 to 2013 was primarily attributable to the increase in loan interest income from the loan growth, loans acquired in connection with the Beach and Gateway acquisitions and purchases of seasoned SFR mortgage loan pools, partially offset by the increase in interest expense from a larger balance sheet, a full quarter of interest expense associated with the long term debt issued in April and December 2012, and the mix and higher pricing of deposits. Net interest margin increased by 40 basis points to 3.84 percent for the six months ended June 30, 2013 from 3.44 percent for the six months ended June 30, 2012 as a result of higher yielding loans acquired in connection with the Beach and Gateway acquisitions and the purchases of seasoned SFR mortgage loans.

The following table shows the average balances of assets, liabilities and shareholders’ equity the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013			2012
	Average Balance	Interest	Average Rate/ Yield	Average Balance	Interest	Average Rate/ Yield
	($ in thousands)
INTEREST EARNING ASSETS
Gross loans (1)	$1,843,645	$26,153	5.69%	$840,948	$9,604	4.59%
Securities	102,880	369	1.44%	107,488	694	2.60%
Other interest-earning assets (2)	258,049	219	0.34%	92,758	80	0.35%

Total interest-earning assets	2,204,574	26,741	4.87%	1,041,194	10,378	4.01%

Allowance for loan and lease losses	(16,546)			(11,356)
BOLI and non-interest earning assets (3)	113,354			80,006

Total assets	$2,301,382			$1,109,844

INTEREST-BEARING LIABILITIES
Savings	$567,313	$536	0.38%	$50,205	$11	0.09%
NOW	265,974	551	0.83%	9,594	12	0.50%
Money market	371,989	1,140	1.23%	210,994	190	0.36%
Certificates of deposit	574,158	1,076	0.75%	516,796	1,145	0.89%
FHLB advances	45,165	58	0.52%	35,000	92	1.06%
Capital lease obligation	1,131	20	7.09%	141	2	5.70%
Long-term debt	83,293	1,735	8.35%	24,031	495	8.28%

Total interest-bearing liabilities	1,909,023	5,116	1.07%	846,761	1,947	0.92%

Noninterest-bearing deposits	158,730			70,188
Non-interest-bearing liabilities	29,756			8,131

Total liabilities	2,097,509			925,080
Total shareholders’ equity	203,873			184,764

Total liabilities and shareholders’ equity	$2,301,382			$1,109,844

Net interest income/spread		$21,625	3.80%		$8,431	3.09%

Net interest margin (4)			3.93%			3.26%
Ratio of interest-earning assets to interest-bearing liabilities	115.48%			122.96%

(1)	Gross loans are net of deferred fees, related direct cost and discounts, but excluding the allowance for loan and lease losses. Non-accrual loans are included in the average balance. Loan fees of $286 thousand and $46 thousand and accretion of discount on purchased loans of $5.3 million and $255 thousand for three months ended June 30, 2013 and 2012, respectively, are included in the interest income.
(2)	Includes average balance of FHLB stock at cost and average time deposits with other financial institutions
(3)	Includes average balance of bank-owned life insurance of $18.8 million in 2013 and $18.5 million in 2012
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

	Three months ended June 30, 2013
	Compared to June 30, 2012
	Total Change	Change Due To Volume	Change Due To Rate
	($ in thousands)
INTEREST-EARNING ASSETS
Loans receivable	$16,549	$13,789	$2,760
Securities	(325)	(29)	(296)
Other interest-earning assets	139	149	(10)

Total interest-earning assets	16,363	13,909	2,454

INTEREST-BEARING LIABILITIES
Savings	$525	$398	$127
NOW	539	526	13
Money market	950	230	720
Certificates of deposit	(69)	569	(638)
FHLB advances	(34)	124	(158)
Capital lease obligations	18	17	1
Long-term debts	1,240	1,236	4

Total interest-bearing liabilities	3,169	3,100	69

Net interest income	$13,194	$10,809	$2,385

Interest income increased by $16.4 million, or 157.7 percent, to $26.7 million for the three months ended June 30, 2013, compared to $10.4 million for the three months ended June 30, 2012. The increase in interest income was primarily due to a $16.5 million increase in interest on loans receivable, partially offset by a $325 thousand decrease in interest on securities.

The increase in interest on loans receivable was due mainly to the seasoned SFR mortgage loan pool purchases of $374.9 million during the six months ended June 30, 2013 and other loan purchases of $66.7 million during the second half of 2012 along with loan growth associated with the Beach and Gateway acquisitions. The Company continues to evaluate potential purchases of seasoned SFR mortgage loans priced at an attractive discount.

Average gross loans receivable increased by $1.00 billion, or 119.2 percent, to $1.84 billion for the three months ended June 30, 2013, compared to $840.9 million for the three months ended June 30, 2012. Yield on average loans receivable also increased by 110 basis points to 5.69 percent for the three months ended June 30, 2013, compared to 4.59 percent for the three months ended June 30, 2012. The increase in yield on average gross loans was due mainly to the attractive yield associated with the seasoned SFR mortgage loan pools. The effective yield on the purchased portfolios of seasoned SFR mortgage loans was 9.03 percent and total interest income recorded from purchased loan pools was $9.0 million, which includes discount accretion of $5.0 million for the three months ended June 30, 2013.

The decrease in interest on securities was due mainly to a continuous reduction of the reinvestment rate from the current low interest rate environment.

Interest expense increased $3.2 million, or 162.8 percent, to $5.1 million for the three months ended June 30, 2013, compared to $1.9 million for the three months ended June 30, 2012. The increase in interest expenses was primarily due to increases in interest-bearing deposits and long-term debt interest expense. The Banks have introduced a premier deposit program that has a more aggressive pricing and slightly above market rates and has experienced modest success in the growth for this product.

Interest expense on interest-bearing deposits increased $1.9 million, or 143.2 percent, to $3.3 million for the three months ended June 30, 2013, compared to $1.4 million for the three months ended June 30, 2012, due mainly to an increase in deposits through the acquisitions of Beach and Gateway and management’s strategy to increase core deposits. As a result of the successful relationship core deposit campaign commenced by the Banks, core deposits, defined as a sum of noninterest-bearing demand deposits, interest-bearing demand deposits, money market accounts and savings, increased $923.4 million, or 139.1 percent, to $1.59 billion at June 30, 2013 from $663.6 million at December 31, 2012.

Average long-term debt increased by $59.3 million, or 246.6 percent, to $83.3 million for the three months ended June 30, 2013, compared to $24.0 million for the three months ended June 30, 2012, due mainly to an additional long term debt raised for aggregate principal amounts of $51.8 million during the three months ended December 31, 2012.

The following table shows the average balances of assets, liabilities and shareholders’ equity the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013			2012
	Average Balance	Interest	Average Rate/ Yield	Average Balance	Interest	Average Rate/ Yield
	($ in thousands)
INTEREST EARNING ASSETS
Gross loans (1)	$1,630,552	$44,690	5.53%	$829,999	$19,132	4.64%
Securities	109,955	867	1.59%	105,668	1,431	2.72%
Other interest-earning assets (2)	204,022	352	0.35%	77,128	140	0.37%

Total interest-earning assets	1,944,529	45,909	4.76%	1,012,795	20,703	4.11%

Allowance for loan and lease losses	(15,898)			(11,879)
BOLI and non-interest earning assets (3)	99,059			77,908

Total assets	$2,027,690			$1,078,824

INTEREST-BEARING LIABILITIES
Savings	$401,258	$861	0.43%	$49,205	$22	0.09%
NOW	195,158	718	0.74%	9,235	37	0.81%
Money market	334,061	1,496	0.90%	208,197	414	0.40%
Certificates of deposit	593,096	2,227	0.76%	504,779	2,234	0.89%
FHLB advances	50,044	121	0.49%	36,401	192	1.06%
Capital lease obligation	1,003	32	6.43%	71	2	5.66%
Long-term debt	84,072	3,470	8.32%	12,016	495	8.28%

Total interest-bearing liabilities	1,658,692	8,925	1.09%	819,904	3,396	0.83%

Noninterest-bearing deposits	150,684			66,355
Non-interest-bearing liabilities	20,393			7,422

Total liabilities	1,829,769			893,681
Total shareholders’ equity	197,921			185,143

Total liabilities and shareholders’ equity	$2,027,690			$1,078,824

Net interest income/spread		$36,984	3.67%		$17,307	3.28%

Net interest margin (4)			3.84%			3.44%
Ratio of interest-earning assets to interest-bearing liabilities	117.23%			123.53%

(1)	Gross loans are net of deferred fees and related direct cost, but excluding the allowance for loan and lease losses. Non-accrual loans are included in the average balance. Loan fees of $510 thousand and $110 thousand and accretion of discount on purchased loans of $8.0 million and $432 thousand for three months ended June 30, 2013 and 2012, respectively, are included in the interest income.
(2)	Includes average balance of FHLB stock at cost and average time deposits with other financial institutions
(3)	Includes average balance of bank-owned life insurance of $18.7 million in 2013 and $18.5 million in 2012
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

	Six months ended June 30, 2013
	Compared to June 30, 2012
	Total Change	Change Due To Volume	Change Due To Rate
	($ in thousands)
INTEREST-EARNING ASSETS
Loans receivable	$25,558	$21,309	$4,249
Securities	(564)	163	(727)
Other interest-earning assets	212	232	(20)

Total interest-earning assets	25,206	21,704	3,502

INTEREST-BEARING LIABILITIES
Savings	$839	$548	$291
NOW	681	690	(9)
Money market	1,082	351	731
Certificates of deposit	(7)	720	(727)
FHLB advances	(71)	142	(213)
Capital lease obligations	30	30	—
Long-term debts	2,975	2,972	3

Total interest-bearing liabilities	5,529	5,453	76

Net interest income	$19,677	$16,251	$3,426

Interest income increased by $25.2 million, or 121.8 percent, to $45.9 million for the six months ended June 30, 2013, compared to $20.7 million for the six months ended June 30, 2012. The increase in interest income was primarily due to a $25.6 million increase in interest on loans receivable, partially offset by a $564 thousand decrease in interest on securities.

The increase in interest on loans receivable was due mainly to the seasoned SFR mortgage loan pool purchases of $374.9 million during the six months ended June 30, 2013 and other loan purchases of $66.7 million during the second half of 2012 along with loan growth associated with the Beach and Gateway acquisitions. The Company continues to evaluate potential purchases of seasoned SFR mortgage loans priced at an attractive discount.

Average gross loans receivable increased by $800.6 million, or 96.5 percent, to $1.63 billion for the six months ended June 30, 2013, compared to $830.0 million for the six months ended June 30, 2012. Yield on average loans receivable also increased by 89 basis points to 5.53 percent for the six months ended June 30, 2013, compared to 4.64 percent for the six months ended June 30, 2012. The increase in yield on average gross loans was due mainly to the attractive yield associated with the seasoned SFR mortgage loan pools. The effective yield on the purchased portfolios of seasoned SFR mortgage loans was 9.28 percent and total interest income recorded from purchased loan pools was $12.0 million, which includes discount accretion of $7.7 million, for the six months ended June 30, 2013.

The decrease in interest on securities was due mainly to a continuous reduction of the reinvestment rate from the current low interest rate environment.

Interest expense increased $5.5 million, or 162.8 percent, to $8.9 million for the six months ended June 30, 2013, compared to $3.4 million for the six months ended June 30, 2012. The increase in interest expenses was primarily due to increases in interest-bearing deposits and long-term debt interest expense.

Interest expense on interest-bearing deposits increased $2.6 million, or 95.9 percent, to $5.3 million for the six months ended June 30, 2013, compared to $2.7 million for the six months ended June 30, 2012, due mainly to an increase in deposits through the acquisitions of Beach and Gateway and management’s strategy to increase core deposits during 2013.

Average long-term debt increased by $72.1 million, or 599.7 percent, to $84.1 million for the six months ended June 30, 2013, compared to $12.0 million for the six months ended June 30, 2012, due mainly to an additional long term debt raised for aggregate principal amounts $51.8 million during the three months ended December 31, 2012.

Provision for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses to absorb probable expected losses presently inherent in the loan and lease portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan and lease portfolio. In evaluating the level of the allowance for loan and lease losses, management considers the types of loans and leases and the amount of loans and leases in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company currently takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually, primarily through the evaluation of cash flows or collateral values. Management uses available information to recognize loan and lease losses, however, future loan and lease loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses and may require the Banks to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan and lease losses as of June 30, 2013 was maintained at a level that represented management’s best estimate of incurred losses in the loan and lease portfolio to the extent they were both probable and reasonably estimable as of the balance sheet date. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. During the six months ended June 30, 2013, the Company acquired four pools of loans which were partially ASC 310-30 loans. During the six months ended June 30, 2013, there was no provision for loan and lease losses or allowance for loan and lease losses related to these pools as these loans were acquired at 25.9 percent discount to the aggregated unpaid principal balances and there were no impairment on these pools. The Company may recognize provision for loan and lease losses in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield.

Provisions for loan and lease losses are charged to operations at a level required to reflect probable incurred credit losses in the loan and lease portfolio. In this regard, a majority of the Company’s loans and leases are to individuals and businesses in Southern California. During the three and six months ended June 30, 2013 and 2012, the Company provided $1.9 million and $279 thousand, respectively, and $4.1 million and $970 thousand, respectively, to its provision for loan and lease losses. The increase in 2013 related primarily to general reserve allocations on new loan and lease originations and impairments on seasoned SFR mortgage loan pools and PCI loans related to the Beach and Gateway acquisitions. On a quarterly basis, the Company reforecasts its expected cash flows for the PCI loans relating to the Beach Business Bank and Gateway Business Bank acquisitions and the three loan pools acquired in 2012 to be evaluated for potential impairment, and will do the same in future periods with respect to the four loan pools acquired during the six months ended June 30, 2013. We made a provision for loan losses on PCI loans totaling $559 thousand and $998 thousand for the three and six months ended June 30, 2013, respectively, and there was no impairment on PCI loans in 2012. The provision for losses on these loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding loans/loan pools and the analysis of the loan performance data since the acquisition of these loans. The Company will continue updating cash flow projections on PCI loans on a quarterly basis. Due to the uncertainty in the future performance of the PCI loans, additional impairments may be recognized in the future.

Noninterest Income.

The following table sets forth the breakdown of non-interest income for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
	($ in thousands)
Customer service fees	$509	$378	$131	34.7%
Loans servicing income	458	—	458	NM
Income from bank owned life insurance	50	60	(10)	-16.7%
Net gain (loss) on sale of securities available for sale	1	(32)	33	103.1%
Net gain on sale of loans	3,724	145	3,579	2468.3%
Net gain on mortgage banking activities	20,261	—	20,261	NM
Other income	1,069	88	981	1114.8%

Total noninterest income	$26,072	$639	$25,433	3980.1%

Noninterest income increased $25.4 million to $26.1 million for the three months ended June 30, 2013 compared to $639 thousand for the three months ended June 30, 2012, primarily due to $20.3 million of mortgage banking related income when compared to none for the three months ended June 30, 2012 and a $3.6 million increase in net gain on sale of loans.

Customer service fees, which consist of deposit product related service charges, increased by $131 thousand, or 34.7 percent, to $509 thousand for the three months ended June 30, 2013, compared to $378 thousand for the three months ended June 30, 2012 due mainly to increases in transaction deposit accounts.

Net gain on sale of loans increased $3.6 million due primarily to net gain of $3.4 million recognized from a sale of seasoned SFR mortgage pools with total outstanding unpaid principal balance of $162.2 million and a carrying value of $100.6 million, plus accrued interest, during the three months ended June 30, 2013.

The Company reported $20.3 million in net gain on mortgage banking activities related to the MHMB division of PacTrust Bank. MHMB originates single family residential mortgage loans and sells these loans in the secondary market. The amount of net gain on mortgage banking activities is a function of mortgage loans originated for sale and the fair value of these loans. Net gain on mortgage banking activities includes mark to market pricing adjustments on loan commitments and forward sales contracts, initial capitalized value of mortgage servicing rights (MSRs) and loan origination fees.

For the three months ended June 30, 2013, MHMB originated $534.8 million in loans and sold $397.4 million of loans in the secondary market. The net gain and margin on these sales were $13.2 million and 3.3 percent, respectively, and loan origination fees were $3.2 million for the three months ended June 30, 2013. In addition, we also had changes in amounts related to derivatives and the fair value of the mortgage loans held for sale. Changes in amounts related to loan commitments and forward sales commitments amount to a net gain of $9.6 million for the three months ended June 30, 2013. The net change in the fair value of the loans held for sale was a net loss of $3.7 million for the three months ended June 30, 2013. The initial capitalized value of our MSRs totaled $1.8 million on $177.3 million of loans sold servicing retained to Fannie Mae and Freddie Mac for the three months ended June 30, 2013. Other costs associated with loan originations and sales, net of other adjustments, were $3.8 million for the three months ended June 30, 2013.

The following table sets forth the breakdown of non-interest income for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
	($ in thousands)
Customer service fees	$1,055	$739	$316	42.8%
Loans servicing income	646	—	646	NM
Income from bank owned life insurance	88	129	(41)	-31.8%
Net gain (loss) on sale of securities available for sale	309	(71)	380	535.2%
Net gain on sale of loans	4,036	145	3,891	2683.4%
Net gain on mortgage banking activities	36,631	—	36,631	NM
Other income	1,235	200	1,035	517.5%

Total noninterest income	$44,000	$1,142	$42,858	3752.9%

Noninterest income increased $42.9 million to $44.0 million for the six months ended June 30, 2013 compared to $1.1 million for the six months ended June 30, 2012, primarily due to a $36.6 million of mortgage banking related income when compared to none for the six months ended June 30, 2012 and a $3.9 million increase in net gain on sale of loans.

Customer service fees, which consist of deposit product related service charges, increased by $316 thousand, or 42.8 percent, to $1.1 million for the six months ended June 30, 2013, compared to $739 thousand for the six months ended June 30, 2012 due mainly to increases in transaction deposit accounts.

Net gain on sale of securities available for sale increased as a result of the Company’s decision to sell $8.2 million of securities during the six months ended June 30, 2013.

Net gain on sale of loans increased $3.9 million due primarily to net gain of $3.4 million recognized from a sale of seasoned SFR mortgage pools with total outstanding unpaid principal balance of $162.2 million and a carrying value of $100.6 million, plus accrued interest, during the six months ended June 30, 2013.

The Company reported $36.6 million in net gain on mortgage banking activities related to the MHMB division of PacTrust Bank. MHMB originates single family residential mortgage loans and sells these loans in the secondary market. The amount of net gain on mortgage banking activities is a function of mortgage loans originated for sale and the fair value of these loans. Net gain on mortgage banking activities includes mark to market pricing adjustments on loan commitments and forward sales contracts, initial capitalized value of mortgage servicing rights (MSRs) and loan origination fees.

For the six months ended June 30, 2013, the MHMB mortgage operations unit has originated $867.6 million loans and has sold $729.0 million of loans in the secondary market. The net gain and margin on these sales were $23.4 million and 3.2 percent, respectively, and loan origination fees were $5.0 million for the six months ended June 30, 2013. In addition, we also had changes in amounts related to derivatives and the fair value of the mortgage loans held for sale. Changes in amounts related to loan commitments and forward sales commitments amounted to a net gain of $11.6 million for the six months ended June 30, 2013. The net change in the fair value of the loans held for sale was a net loss of $3.3 million for the six months ended June 30, 2013. The initial capitalized value of our MSRs, which totaled $2.6 million on $257.0 million of loans sold to Fannie Mae and Freddie Mac for the six months ended June 30, 2013. Other costs associated with loan originations and sales, net of other adjustments, were $2.7 million for the six months ended June 30, 2013.

Noninterest Expense.

The following table sets forth the breakdown of non-interest expense for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
	($ in thousands)
Salaries and employee benefits, excluding commissions	$18,971	$5,177	$13,794	266.4%
Commissions	6,340	—	6,340	NM

Total Salaries and employee benefits	25,311	5,177	20,134	388.9%
Occupancy and equipment	3,630	1,321	2,309	174.8%
Professional fees	2,947	987	1,960	198.6%
Data processing	1,365	502	863	171.9%
Advertising	890	214	676	315.9%
Regulatory assessments	211	362	(151)	-41.7%
Loan servicing and foreclosure expense	148	367	(219)	-59.7%
Operating loss on equity investment	131	77	54	70.1%
Valuation allowance for OREO	—	155	(155)	-100.0%
Net (gain) loss on sales of OREO	(37)	(192)	155	-80.7%
Provision for loan repurchases	732	—	732	NM
Amortization of intangible assets	367	—	367	NM
Other expense	3,899	973	2,926	300.7%

Total noninterest expense	$39,594	$9,943	$29,651	298.2%

Noninterest expense increased by $29.7 million, or 298.2 percent, to $39.6 million for the three months ended June 30, 2013 compared to $9.9 million for the three months ended June 30, 2012. This increase was primarily the result of a $20.1 million increase in salaries and employee benefits including $6.3 million of commissions paid for mortgage banking activities, a $2.9 million increase in other expenses, a $2.3 million increase in occupancy and equipment expense, a $2.0 million increase in professional fees, a $863 thousand increase in data processing, a $732 thousand increase in provision for loan repurchases and a $676 thousand increase in advertising. The increase in expense relates predominately to the acquisitions of Beach and Gateway. The mortgage banking strategy and growth has had an impact on the growth of overall noninterest expense as well.

Salaries and employee benefits represented 63.9 percent and 52.1 percent of total noninterest expense for the three months ended June 30, 2013 and June 30, 2012, respectively. Total salaries and employee benefits increased $20.1 million, or 388.9 percent, to $25.3 million for the three months ended June 30, 2013 from $5.2 million for the three months ended June 30, 2012, due to additional compensation expense related to an increase in full-time equivalent employees resulting from the Beach and Gateway acquisitions and business expansion from the MHMB. Commission expense, which is a variable expense, primarily related to single family mortgage originations, approximated $6.3 million for the three months ended June 30, 2013. Total originations for the three months ended June 30, 2013 were $534.8 million.

Occupancy and equipment expense increased $2.3 million, or 174.8 percent, to $3.6 million for the three months ended June 30, 2013 from $1.3 million for the three months ended June 30, 2012, primarily due to the increased building and equipment maintenance related to the relocation and expansion of the Company’s headquarters to Irvine, new branch locations from the Beach and Gateway acquisitions last year, and 11 new loan production offices for MHMB opened for the three months ended June 30, 2013.

Total professional fees increased $2.0 million, or 198.6 percent, to $2.9 million for the three months ended June 30, 2013 from $987 thousand for the three months ended June 30, 2012, due to increased accounting, consulting and legal fees related to the PBOC acquisition and other professional fees related to the integration of the Banks current systems.

Data processing expense increased $863 thousand or 171.9 percent, due mainly to a higher volume transactions and number of accounts from the increased loans and deposits. The Banks opened a large number of accounts through the successful deposit campaign.

Provision for loan repurchases on loans sold of $732 thousand represents the expected losses on the $534.8 million of loans originated during the three months ended June 30, 2013, as well as adjustments due to our changes in estimates of expected losses from probable repurchase obligations related to loans sold in prior periods.

Other expenses increased $2.9 million, or 300.7 percent, to $3.9 million for the three months ended June 30, 2013 from $973 thousand for the three months ended June 30, 2012, due to the mortgage banking operations and filing and printing fees of the Company’s SEC documents.

The following table sets forth the breakdown of non-interest expense for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
	($ in thousands)
Salaries and employee benefits, excluding commissions	$34,278	$10,044	$24,234	241.3%
Commissions	10,113	—	10,113	NM

Total Salaries and employee benefits	44,391	10,044	34,347	342.0%
Occupancy and equipment	6,823	2,320	4,503	194.1%
Professional fees	5,244	1,530	3,714	242.7%
Data processing	2,275	909	1,366	150.3%
Advertising	1,412	453	959	211.7%
Regulatory assessments	592	680	(88)	-12.9%
Loan servicing and foreclosure expense	352	705	(353)	-50.1%
Operating loss on equity investment	290	153	137	89.5%
Valuation allowance for OREO	79	169	(90)	-53.3%
Net (gain) loss on sales of OREO	(151)	(508)	357	-70.3%
Provision for loan repurchases	988	—	988	NM
Amortization of intangible assets	734	—	734	NM
Other expense	6,123	1,706	4,417	258.9%

Total noninterest expense	$69,152	$18,161	$50,991	280.8%

Noninterest expense increased by $51.0 million, or 280.8 percent, to $69.2 million for the six months ended June 30, 2013 compared to $18.2 million for the six months ended June 30, 2012. This increase was primarily the result of a $34.3 million increase in salaries and employee benefits including $10.1 million of commissions paid for mortgage banking activities, a $4.5 million increase in occupancy and equipment expense, a $4.4 million increase in other expense, a $3.7 million increase in professional fees, a $1.4 million increase in data processing, a $988 thousand increase in provision for loan repurchases and a $959 thousand increase in advertising. The increase in expense relates predominately to the acquisitions of Beach and Gateway. The mortgage banking strategy and growth has had an impact on the growth of overall noninterest expense as well.

Salaries and employee benefits represented 64.2 percent and 55.3 percent of total noninterest expense for the six months ended June 30, 2013 and June 30, 2012, respectively. Total salaries and employee benefits increased $34.3 million, or 342.0 percent, to $44.4 million for the six months ended June 30, 2013 from $10.0 million for the six months ended June 30, 2012, due to additional compensation expense related to an increase in full-time equivalent employees resulting from the Beach and Gateway acquisitions. The additional staff and the growth related to the mortgage banking operations has contributed to a significant impact on the increase as well. Commission expense, which is a variable expense, primarily related to single family mortgage originations, approximated $10.1 million for the six months ended June 30, 2013. Total originations for the six months ended June 30, 2013 were $867.6 million.

Occupancy and equipment expense increased $4.5 million, or 194.1 percent, to $6.8 million for the six months ended June 30, 2013 from $2.3 million for the six months ended June 30, 2012, primarily due to the increased building and equipment maintenance related to the relocation and expansion of the Company’s headquarters to Irvine, new branch locations from the Beach and Gateway acquisitions last year, and 18 new loan production offices for MHMB opened during the six months ended June 30, 2013.

Total professional fees increased $3.7 million, or 242.7 percent, to $5.2 million for the six months ended June 30, 2013 from $1.5 million for the six months ended June 30, 2012, due to increased accounting, consulting and legal fees related to the PBOC acquisition.

Data processing expense increased $1.4 million or 150.3 percent due mainly to a higher volume transactions and number of accounts from the increased loans and deposits. The Banks opened a large number of accounts through the deposit campaign.

Provision for loan repurchases on loans sold of $988 thousand represents the expected losses on the $867.6 million of loans originated during the six months ended June 30, 2013, as well as adjustments due to our changes in estimates of expected losses from probable repurchase obligations related to loans sold in prior periods.

Other expenses increased $4.4 million, or 258.9 percent, to $6.1 million for the six months ended June 30, 2013 from $1.7 million for the six months ended June 30, 2012, due to the mortgage banking operations and filing and printing of the Company’s SEC documents.

Income Tax Expense

For three months ended June 30, 2013 and 2012, income tax expense (benefit) was $1.8 million and $(413) thousand, respectively, and effective tax rate was 29.5 percent and 35.9 percent, respectively. For six months ended June 30, 2013 and 2012, income tax expense (benefit) was $2.5 million and $(320) thousand, respectively, and effective tax rate was 31.7 percent and 46.9 percent, respectively. The Company’s effective tax decreased due to increases in reduction of the valuation allowances and other permanent benefits.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the financial reporting and tax basis of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. As of June 30, 2013, the Company had a net deferred tax asset of $7.2 million, net of an $8.0 million valuation allowance and as of December 31, 2012, the Company had a net deferred tax asset of $7.6 million, net of an $8.4 million valuation allowance. The net deferred tax asset as of June 30, 2013 and December 31, 2012 is supported by tax planning strategies.

The Company adopted the provisions of ASC 740-10-25 (formally FIN 48), which relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on January 1, 2007. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2013 and December 31, 2012, the Company had no unrecognized tax benefits. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the financial statements as income tax expense. At June 30, 2013 and December 31, 2012, the Company had no accrued interest or penalties. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2009 (except for Gateway Bancorp’s pre-acquisition federal tax return which is currently under examination by the Internal Revenue Service for the 2008 and 2009 tax years). The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2008 (other state income and franchise tax statutes of limitations vary by state).

Assessment of Deferred Tax Asset Valuation Allowances

The evaluation of the recoverability of the deferred tax asset and the need for a valuation allowance requires the Company to weigh all positive and negative evidence to reach a conclusion that is more likely than not that all or some portion of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

The Company’s framework for assessing the recoverability of deferred tax assets weighs the sustainability of recent operating profitability, various prudent and feasible tax planning strategies, and its emergence from cumulative losses in the second quarter of 2013. The framework requires the Company to consider all available evidence, including:

•	the sustainability of recent operating profitability of the Company’s subsidiaries in various tax jurisdictions;

•	the predictability of future operating profitability of the character necessary to realize the deferred tax assets;

•	the nature, frequency, and severity of cumulative financial reporting losses in recent years;

•	the recognition of the gains and losses on business dispositions;

•	prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets; and

•	the effect of reversing taxable temporary differences.

Despite several favorable developments, the Company cannot reasonably predict future operating profitability necessary to realize all of its deferred tax assets. Based on this evidence at June 30, 2013, the Company cannot yet overcome this significant negative evidence to assert at this time that the deferred tax asset will be realized in totality.

However, the Company has reported financial taxable income over the first half of 2013 and is currently projecting financial taxable income for the full year 2013. Additionally, the Company has emerged from a three-year cumulative loss position in the second quarter of 2013. These factors, if sustained, would represent significant positive evidence. Therefore, if these factors were to be met, and based on the characteristics of the deferred tax assets, additional valuation allowance could be released in large part during the second half of 2013, which would materially and favorably affect net income and other comprehensive income in the period. At June 30, 2013 and December 31, 2012 the valuation allowance for the Company was $8.0 million and $8.4 million, respectively.

FINANCIAL CONDITION

Total assets increased by $852.4 million, or 50.7 percent, to $2.54 billion at June 30, 2013, compared to $1.68 billion at December 31, 2012. The increase in total assets was due primarily to a $363.3 million increase in net loans and leases receivable and a $353.7 million increase in cash and cash equivalents.

Investment Securities

The primary goal of our investment securities portfolio is to provide a relatively stable source of income while maintaining an appropriate level of liquidity. Investment securities provide a source of liquidity by being pledged as collateral for repurchase agreements and for certain public funds deposits. Investment securities classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of shareholders’ equity. All investment securities have been classified as available-for-sale securities as of June 30, 2013 and December 31, 2012.

Total investment securities available-for-sale decreased by $14.7 million, or 12.1 percent, to $106.8 million at June 30, 2013, compared to $121.4 million at December 31, 2012, due mainly to $45.4 million of principal payments, $8.2 million of sales, and $8.8 million of calls and pay-offs, partially offset by $48.6 million purchases. Investment securities had a net unrealized gain of $146 thousand at June 30, 2013, compared to a net unrealized gain of $736 thousand at December 31, 2012.

	June 30, 2013			December 31, 2012
	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
	(In thousands)
Available-for-sale
U.S. government-sponsored entities and agency securities	$1,000	$1,000	$—	$2,706	$2,710	$4
State and Municipal securities	—	—	—	9,660	9,944	284
Private label residential mortgage-backed securities	29,563	29,764	201	41,499	41,846	347
Agency mortgage-backed securities	76,042	75,987	(55)	66,818	66,919	101

Total securities available for sale	$106,605	$106,751	$146	$120,683	$121,419	$736

Loans and Leases Receivable

The following table shows the loan composition by type, excluding loans held for sale, as of the dates indicated.

	June 30	December 31	Increase (Decrese)
	2013	2012	Amount	Percentage
	($ in thousands)
Commercial
Commercial and industrial	$92,705	$80,393	$12,312	15.3%
Real estate mortgage	327,097	339,888	(12,791)	-3.8%
Multi-family	120,864	113,674	7,190	6.3%
SBA	33,600	36,120	(2,520)	-7.0%
Construction	5,980	6,648	(668)	-10.0%
Lease financing	18,615	11,203	7,412	66.2%
Consumer:
Real estate 1-4 family first mortgage	823,735	438,833	384,902	87.7%
Green Loan—First Liens	169,439	198,351	(28,912)	-14.6%
Green Loan—Second Liens	6,528	7,653	(1,125)	-14.7%
HELOC’s, home equity loans, and other consumer installment credit	13,644	13,796	(152)	-1.1%

Total	$1,612,207	$1,246,559	$365,648	29.3%

Net deferred loan costs	$828	$447	$381	85.2%
Unamortized purchase premium	1,311	1,465	(154)	-10.5%
Allowance for loan losses	(16,979)	(14,448)	(2,531)	17.5%

Loans and leases receivable, net	$1,597,367	$1,234,023	$363,344	29.4%

Seasoned SFR Mortgage Loan Acquisition

During the six months ended June 30, 2013, the Company completed four seasoned SFR mortgage loan pool acquisitions with unpaid principal balances and fair values of $497.2 million and $368.6 million (excluding accrued interest paid and acquisition costs at settlement) at their respective acquisition dates. These loan pools generally consist of re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. The Company was able to acquire these loans at a significant discount to both current property value at acquisition and note balance.

The Company determined that certain loans in these seasoned SFR mortgage loan acquisitions reflect credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected (PCI Loans). The unpaid principal balances and fair values of PCI loans at the respective dates of acquisition were $234.6 million and $128.3 million, respectively. At June 30, 2013, the unpaid principal balance and carrying value of these loans were $89.9 million and $56.9 million, respectively.

For each acquisition the Company was able to utilize its background in mortgage credit analysis to re-underwrite the borrower’s credit to arrive at what it believes to be an attractive risk adjusted return for a highly collateralized investment in performing mortgage loans. The acquisition program implemented and executed by the Company involved a multifaceted due diligence process that included compliance reviews, title analyses, review of modification agreements, updated property valuation assessments, collateral inventory and other undertakings related to the scope of due diligence. In aggregate, the purchase price of the loans was less than 83.5 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 74.5 percent of note balance at the time of acquisition. At the time of acquisition, approximately 72.5 percent of the mortgage loans by current principal balance (excluding any forbearance amounts) had the original terms modified at some point since origination by a prior owner or servicer. The mortgage loans had a current weighted average interest rate of 5.375 percent, determined by current principal balance. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 615. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $192 thousand. Approximately 80 percent of the borrowers by current principal balance had made at least 12 monthly payments in the 12 months preceding the trade date (or, in some cases calculated as making 11 monthly payments in the 11 months preceding the trade date), and 88.5 percent had made six monthly payments in the six months preceding the trade date. The mortgage loans are secured by residences located in all 50 states and Washington DC, with California being the largest state concentration representing 27.74 percent of the note balance, and with no other state concentration exceeding 10.0 percent based upon the current note balance.

During the course of 2012, the Company completed three seasoned SFR loan acquisitions with unpaid principal balances and fair values of $114.8 million and $66.7 million at the respective acquisition dates. These loan pools generally consist of re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. In aggregate, the purchase price of the loans was less than 70 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 60 percent of note balance at the time of acquisition. The mortgage loans had a current weighted average interest rate of 4.13 percent, determined by current unpaid principal balance. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 632. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $252 thousand. As of June 30, 2013, the unpaid principal balance and carrying value of these loans were $93.1 million and $57.1 million, respectively.

At June 30, 2013 and December 31, 2012, approximately 8.80 percent and 6.00 percent of unpaid principal balance of these loans were delinquent 60 or more days and 0.44 percent and 0.23 percent respectively were in bankruptcy or foreclosure.

During the six months ended June 30, 2013, delinquencies on seasoned SFR loan pools increased due to additional acquisitions as well as a transfer of servicing. During the three months ended June 30, 2013, the PacTrust Bank transferred servicing on its entire loan pools to a new servicer. This transfer lead to a temporary increase in the delinquencies on its pools as there are customer contact interruptions during the first few months following a transfer.

The outstanding balance and carrying amount of PCI loans and leases at June 30, 2013 and December 31, 2012 is as follows.

	June 30, 2013		December 31, 2012
	Outstanding	Carrying	Outstanding	Carrying
	Balance	Amount	Balance	Amount
	($in thousand)
Commercial
Commercial and industrial	$2,715	$1,938	$11,350	$6,808
Real estate mortgage	24,155	15,835	22,698	21,837
Multi-family	1,195	838	1,208	845
SBA	20,672	5,117	7,967	5,608
Consumer:
Real estate 1-4 family first mortgage	206,026	114,175	108,428	65,066
HELOC’s, home equity loans, and other consumer installment credit	110	55	110	56

Outstanding balance	$254,873	$137,958	$151,761	$100,220

Accretable yield, or income expected to be collected, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	($ in thousand)
Balance at beginning of period	$123,952	$6,270	$32,207	$—
New loans or leases purchased	2,465	593	95,618	7,040
Accretion of income	(4,842)	(255)	(7,511)	(432)
Reclassifications from nonaccretable difference	(6,618)	—	(5,188)	—
Disposals	(16,718)	—	(16,887)	—

Balance at end of period	$98,239	$6,608	$98,239	$6,608

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

Non-Traditional Mortgage Portfolio

The Company’s non-traditional mortgage portfolio is comprised of three interest only products: the Green Account Loans (Green Loans), the hybrid interest only fixed or adjustable rate mortgage (Interest Only) and a small number of loans with the potential for negative amortization. As of June 30, 2013 and December 31, 2012, the non-traditional mortgages totaled $411.4 million or 25.5 percent of the total gross loan portfolio and $368.2 million or 29.5 percent of the total gross loan portfolio, respectively, which is an increase of $43.2 million or 11.7 percent. The following table represents the composition of the NTM portfolio at the dates indicated:

	June 30, 2013			December 31, 2012
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green	215	$175,967	42.8%	239	$206,004	56.0%
Interest-only	301	217,815	52.9	191	142,978	38.8
Negative amortizaion	39	17,650	4.3	40	19,262	5.2

Total NTM loans	555	$411,432	100.0%	470	$368,244	100.0%

Total gross loan portfolio		$1,612,207			$1,246,559
% of NTM to total gross loan portfolio		25.5%			29.5%

Green Loans

Included in the Company’s loan and lease portfolio segments are Total Green Loans in dollar amounts and in percentages as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	($ in thousands)
Green Loans (HELOC)—First Liens	$169,439	96.3%	$198,351	96.3%
Green Loans (HELOC)—Second Liens	6,528	3.7%	7,653	3.7%

Total Green Loans	$175,967	100.0%	$206,004	100.0%

At June 30, 2013, Green Loans totaled $176.0 million, a decrease of $30.0 million or 14.6 percent from $206.0 million at December 31, 2012, primarily due to reductions in principal balance and payoffs of $8.2 million and $27.8 million, respectively, partially offset by advances of $5.9 million. As of June 30, 2013 and December 31, 2012, $3.5 million and $5.7 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization.

The table below represents the Company’s activity in the non-traditional one-to-four SFR Green Loan first lien portfolio for the period indicated:

	June 30, 2013
	Three months ended	Six months ended
	(In thousands)
Beginning Balance	$186,791	$198,351
Principal and Interest Advances	414	5,507
Payoffs	(15,024)	(26,805)
Principal Payments	(2,742)	(7,614)

Ending Balance	$169,439	$169,439

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

One-to-four SFR loan sizes ranged up to $7.0 million and the average loan size was $1.0 million at their respective origination dates. As loan size increased, the maximum LTV decreased from 80 percent to 60 percent. Maximum LTVs were adjusted by 5 to 10 percent for specified property types such as condos. FICOs were based on the primary wage earners’ mid FICO score and the lower of two mid FICO scores for full and alternative documentation, respectively. At the time of origination, 76 percent of the FICO scores exceeded 700. Loans greater than $1 million were subject to a second appraisal or third party appraisal review at origination.

For all Green Loans the loan income was underwritten using either full income documentation or alternative income documentation.

Interest Only Loans

Interest only loans are primarily single family residence first mortgage loans with payment features that allow interest only payment in initial periods before converting to fully amortizing payments. As of June 30, 2013, our interest only loans increased by $74.8 million or 52.3 percent to $217.8 million from $143.0 million at December 31, 2012, primarily due to purchases of $42.6 million and originations of $97.2 million, partially offset by sales of $20.8 million, payoffs and principal reductions of $20.8 million, and reclassification of $23.3 million from NTM interest only to traditional loans due to the expiration of the initial interest only period and conversion to a fully amortizing basis. The Company increased its overall percent to total gross loans by 2.0 percent from 11.5 percent at December 31, 2012 to 13.5 percent at June 30, 2013 of the total gross loan portfolio. As of June 30, 2013 and December 31, 2012, $150 thousand and $6.2 million, respectively, of the Company’s interest only loans were non-performing.

The table below represents the Company’s activity in the non-traditional interest only loans portfolio for the period indicated:

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	($ in thousands)
Real estate 1-4 family first mortgage	$217,702	99.9%	$142,865	99.9%
Real estate 1-4 family junior lien mortgage	113	0.1%	113	0.1%

Total Interest Only loans	$217,815	100.0%	$142,978	100.0%

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

Loans with the Potential for Negative Amortization

The negative amortization loan balance decreased to $17.7 million as of June 30, 2013 from $19.3 million as of December 31, 2012. The Company discontinued origination of negative amortization loans in 2007. As of June 30, 2013 and December 31, 2012, none of the Company’s loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

The table below represents the Company’s activity in the non-traditional loans with the potential for negative amortization portfolio for the period indicated:

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	($ in thousands)
Real estate 1-4 family first mortgage	$17,650	100.0%	$19,262	100.0%

Total loans with the potential for Negative Amortization	$17,650	100.0%	$19,262	100.0%

Non-Traditional Mortgage Loan Credit Risk Management

To mitigate and manage the risk within the Company’s loan portfolio, the Board of Directors established certain concentration limits. The aggregate maximum loan commitment amount for all non-traditional mortgage loans is 300 percent of the Company’s Tier 1 capital plus allowance for loan and lease losses (ALLL). That limitation, as of June 30, 2013, was $671.5 million. As of June 30, 2013, the Company has outstanding loan commitments of $411.4 million or 61.3 percent of the maximum loan commitment limit resulting in available capacity of $260.1 million or 38.7 percent.

The maximum loan commitments for SFR interest only mortgage loans is also 300 percent of the Company’s Core Capital plus ALLL provided that the aggregate non-traditional mortgage maximum loan commitment of $671.5 million has not been exceeded. The interest only mortgage loans that have original LTVs that exceed 70 percent are further limited to $447.7 million. As of June 30, 2013, the outstanding loan commitments are $217.8 million or 32.4 percent of loan maximum loan commitment with available capacity of $453.7 million or 67.6 percent remaining.

The maximum loan commitments for SFR non-Green Loan HELOCs is 75 percent of the Company’s Core Capital plus ALLL. That limitation is $167.9 million as of June 30, 2013. As of June 30, 2013, the Company has outstanding loan commitments in the HELOC portfolio of $5.3 million or 3.2 percent of the maximum commitment with available capacity of $162.5 million or 96.8 percent remaining. Additionally HELOCs are further limited to not exceed $78.3 million for new loans whose original LTV exceeds 75 percent.

The Company performs detailed reviews of collateral values on loans collateralized by residential real property including its non-traditional mortgage portfolio based on appraisals or estimates from third party automated valuation models (AVMs) to support property values performed on a semi-annual or on an as needed basis. AVMs are used to identify loans that have experienced collateral deterioration in the borrower’s equity in the collateral of 50 percent or more. Once a loan meets this criterion, the Company will obtain updated drive by or full appraisals in order to confirm the AVM valuation. This information is used to update key monitoring metrics such as LTV. Additionally, FICO scores are obtained bi-annually in conjunction with the collateral analysis. In addition to LTV and FICO, the Company evaluates the portfolio on a specific loan basis through delinquency and portfolio charge-offs to determine whether any risk mitigation or portfolio management actions are warranted. The borrowers may be contacted as necessary to discuss material changes in loan performance or statistics.

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

As a result of the last semi-annual review completed in the fourth quarter 2012, the Company identified 42 loans that had an original commitment of $38.8 million and had suspended or curtailed available credit by $2.75 million to a current commitment balance of $35.1 million. As of June 30, 2013, 35 loans remained outstanding and seven had paid off in the amount of $8.7 million.

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

MHMB originated $534.8 million and $350.9 million representing an increase of 52.4 percent of SFR real estate through its Retail and Wholesale channels during the three months ended June 30, 2013 and December 31, 2012, respectively. The Company sold $397.4 million and $345.5 million which is an increase of $51.9 million for the three months ended June 30, 2013 and December 31, 2012, respectively. In addition, the Company has grown its SFR locked pipeline from $90.3 million at December 31, 2012 to $176.6 million at June 30, 2013, which represents an increase of $86.3 million, or 95.6 percent. In conjunction with its business strategy, the Company opened 11 new loan production offices during the three months ended June 30, 2013.

Servicing Rights

Total mortgage and SBA servicing rights were $5.0 million and $2.3 million at June 30, 2013 and December 31, 2012, respectively. The fair value of the mortgage servicing rights (MSRs) amounted to $4.6 million and $1.7 million and the amortized cost of the SBA servicing rights was $420 thousand and $539 thousand at June 30, 2013 and December 31, 2012, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans. A significant portion of these servicing rights were acquired as part of the Beach and Gateway acquisitions. The aggregate fair value of the servicing rights at the respective acquisition dates was $2.2 million. The principal balance of the loans underlying our total MSRs and SBA servicing rights was $475.2 million and $27.7 million, respectively, at June 30, 2013 and $211.4 million and $45.2 million, respectively, at December 31, 2012. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 0.97 percent and 1.52 percent, respectively, at June 30, 2013 as compared to 0.82 percent and 1.22 percent, respectively, at December 31, 2012.

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. The allowance is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan and lease losses, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. The Company uses a three year loss experience of the Company and its peers in analyzing an appropriate reserve factor for all loans. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values. During the third quarter 2012, the Company acquired Beach Business Bank and Gateway Business Bank and their loans and leases are treated under ASC 805, accounting for acquisitions. The acquired loans and leases include loans and leases that are accounted for under ASC 310-30, accounting for purchase credit impaired loans and leases. In addition, the Company acquired three pools of credit impaired re-performing one-to-four SFR mortgage loans during 2012. On a quarterly basis, the Company re-forecasts its expected cash flows for the PCI loans relating to the Beach, Gateway, and the three loan pools acquired in 2012 to be evaluated for potential impairment. The provision for loans and leases losses on PCI loans reflected a decrease in expected cash flows on PCI loans compared to those previously estimated. The impairment reserve for PCI loans at June 30, 2013 was $312 thousand.

For the six months ended June 30, 2013, the PacTrust Bank acquired four pools of loans which were partially ASC 310-30 loans. During the six months ended June 30, 2013, there was no provision for loan and lease losses or allowance for loan and lease losses related to these pools as these loans were acquired at 25.9 percent discount to the aggregated unpaid principal balances and there were no impairment on these pools. The Company may recognize provision for loan and lease losses in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield.

The allowance for loan and lease losses on originated loans receivable at June 30, 2013 was $17.0 million, which represented 1.49 percent of the gross loans, excluding loans subject to fair market valuation, certain acquired loans and PCI loans totaling $504.5 million, as compared to $14.4 million, or 1.51 percent, of the gross loans, excluding loans subject to fair market valuation, certain acquired loans and PCI loans totaling $290.5 million, at December 31, 2012. Of the $17.0 million allowance, $571 thousand were specific allowance allocations to impaired loans and leases, including loans and leases which are subject to troubled debt restructurings, with $16.1 million serving as a general allocation of allowance for loan and lease losses on originated loans and leases. An unallocated reserve of $304 thousand was held at June 30, 2013. The Company provided $1.9 million to its provision for loan and lease losses during the three months ended June 30, 2013 related primarily to new commercial real estate mortgage loan production and impairment charges on PCI loans.

The following tables provide information regarding activity in the allowance for loan and lease losses during the three months ended June 30, 2013 and 2012:

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- Family	SBA	Construction	Lease Financing	Real Estate 1-4 family First Mortgage	HELOC’s, Home Equity Loans, and Other Consumer Credit	Unallocated	TOTAL
	(In thousands)
June 30, 2013:
Allowance for loan and lease losses:
Balance as of March 31, 2013	$481	$3,698	$1,544	$133	$294	$263	$9,212	$197	$193	$16,015
Charge-offs	—	(260)	(169)	(262)	—	—	(329)	(7)	—	(1,027)
Recoveries	—	19	—	42	—	4	1	7	—	73
Provision	335	1,051	74	266	209	(23)	(133)	28	111	1,918

Balance as of June 30, 2013	$816	$4,508	$1,449	$179	$503	$244	$8,751	$225	$304	$16,979

Balance as of December 31, 2012	$263	$3,178	$1,478	$118	$21	$261	$8,855	$274	$—	$14,448
Charge-offs	—	(360)	(553)	(392)	—	(23)	(590)	(14)	—	(1,932)
Recoveries	—	19	88	166	—	6	91	7	—	377
Provision	553	1,671	436	287	482	—	395	(42)	304	4,086

Balance as of June 30, 2013	$816	$4,508	$1,449	$179	$503	$244	$8,751	$225	$304	$16,979

Individually evaluated for impairment	$—	$—	$280	$—	$—	$—	$256	$35	$—	$571
Collectively evaluated for impairment	816	4,508	1,169	179	503	244	8,183	190	304	16,096
Acquired with deteriorated credit quality	—	—	—	—	—	—	312	—	—	312

Total ending allowance balance	$816	$4,508	$1,449	$179	$503	$244	$8,751	$225	$304	$16,979

Loans:
Individually evaluated for impairment	$—	$725	$2,048	$13	$—	$—	$11,248	$1,055	$—	$15,089
Collectively evaluated for impairment	90,716	309,561	119,281	28,398	5,957	18,631	869,709	19,046	—	1,461,299
Acquired with deteriorated credit quality	1,938	15,835	838	5,117	—	—	114,175	55	—	137,958

Total ending loan balances	$92,654	$326,121	$122,167	$33,528	$5,957	$18,631	$995,132	$20,156	$—	$1,614,346

June 30, 2012:
Allowance for loan and lease losses:
Balance as of March 31, 2012	$129	$2,928	$1,601	$—	$—	$—	$6,317	$198	$—	$11,173
Charge-offs	—	—	—	—	—	—	(18)	(4)	—	(22)
Recoveries	—	—	—	—	—	—	17	1	—	18
Provision	(1)	385	(309)	—	—	—	212	(8)	—	279

Balance as of June 30, 2012	$128	$3,313	$1,292	$—	$—	$—	$6,528	$187	$—	$11,448

Balance as of December 31, 2011	$128	$2,234	$1,541	$—	$—	$—	$8,635	$242	$—	$12,780
Charge-offs	—	(236)	—	—	—	—	(2,078)	(7)	—	(2,321)
Recoveries	—	—	—	—	—	—	17	2	—	19
Provision	—	1,315	(249)	—	—	—	(46)	(50)	—	970

Balance as of June 30, 2012	$128	$3,313	$1,292	$—	$—	$—	$6,528	$187	$—	$11,448

Individually evaluated for impairment	$—	$362	$658	$—	$—	$—	$537	$—	$—	$1,557
Collectively evaluated for impairment	128	2,951	634	—	—	—	5,991	187	—	9,891
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

Total ending allowance balance	$128	$3,313	$1,292	$—	$—	$—	$6,528	$187	$—	$11,448

Loans:
Individually evaluated for impairment	$—	$3,487	$5,443	$—	$—	$—	$14,349	$41	$—	$23,320
Collectively evaluated for impairment	8,929	182,979	76,230	—	—	—	508,762	16,883	—	793,783
Acquired with deteriorated credit quality	—	—	—	—	—	—	22,728	—	—	22,728

Total ending loan balances	$8,929	$186,466	$81,673	$—	$—	$—	$545,839	$16,924	$—	$839,831

Reserve for Loss on Repurchased Loans

Reserve for loss on repurchased loans was $4.0 million at June 30, 2013 and $3.5 million at December 31, 2012. This reserve relates to our single family mortgage business. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. If a customer defaults on a mortgage payment within the first few payments after the loan is sold, we may be required to repurchase the loan at the full amount paid by the purchaser. In addition, when we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. We maintain a reserve for loss on repurchased loans to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The representation and warranty reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demands for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors. Provisions added to the reserve for loss on repurchased loans are recorded under non-interest expense in the consolidated statements of operations as an increase or decrease to provision for loss on repurchased loans.

Following is a summary of activity in the reserve for loss on repurchased loans for the three and six ended June 30, 2013:

	June 30, 2013
	Three months ended	Six months ended
	(In thousands)
Balance at beginning of period	$3,498	$3,485
Provision for loss reimbursement on sold loans	732	988
Payments made for loss reimbursement on sold loans	(256)	(499)

Balance at end of period	$3,974	$3,974

Deposits

The following table shows the composition of deposits by type as of the dates indicated.

	June 30, 2013	December 31, 2012	Increase (Decrease)
			Amount	Percentage
	($ in thousands)
Noninterest-bearing demand deposits	$161,914	$194,662	$(32,748)	-16.8%
Interest-bearing demand deposits	324,012	15,111	308,901	2044.2%
Money market	258,635	294,804	(36,169)	-12.3%
Savings	842,487	159,055	683,432	429.7%
Certificates of deposit	522,783	642,710	(119,927)	-18.7%

Total Deposits	$2,109,831	$1,306,342	$803,489	61.5%

Total deposits increased by $803.5 million, or 61.5 percent, to $2.11 billion at June 30, 2013, compared to $1.31 billion at December 31, 2012. The increase in total deposits was the direct results of strategic plans aiming to increase core deposits. In December 2012, the Company launched interest-bearing core deposits products with enhanced features to attract high net worth depositors in our target markets while reducing the reliance on certificates of deposit. This program has been highly successful with approximately $828.5 million in deposits in the new accounts at June 30, 2013.

On May 31, 2013, PacTrust Bank entered into a definitive agreement with AWB, pursuant to which the Bank has agreed to sell eight branches and related assets and deposit liabilities to AWB. The deposits to be transferred totaled $457.0 million as of June 30, 2013. Composition of deposits to be transferred is as follows:

	Amount	Percentage to be sold by category	Percentage to total deposits
	($ in thousands)
Noninterest-bearing demand deposits	$29,059	17.9%	1.4%
Interest-bearing demand deposits	54,960	17.0%	2.6%
Money market	134,149	51.9%	6.4%
Savings	96,284	11.4%	4.6%
Certificates of deposit	142,576	27.3%	6.8%

Total Deposits	$457,028	21.7%	21.7%

Federal Home Loan Bank Advances

At June 30, 2013, all $45.0 million of the Banks’ advances from the FHLB were fixed rate and had interest rates ranging from 0.27 percent to 0.82 percent with a weighted average rate of 0.52 percent. At December 31, 2012, $63.0 million of the Banks’ advances from the FHLB were fixed rate and had interest rates ranging from 0.28 percent to 0.82 percent with a weighted average rate of 0.47 percent. At December 31, 2012, $12.0 million of the Company’s advances from the FHLB were variable rate and had a weighted average interest rate of 0.28 percent as of that date.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At June 30, 2013 and December 31, 2012, the Banks’ advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $759.8 million and $458.9 million, respectively, and the Banks’ investment of capital stock of the FHLB of San Francisco of $10.4 million and $8.4 million, respectively. Based on this collateral and the Banks’ holdings of FHLB stock, the Banks were eligible to borrow an additional $425.5 million at June 30, 2013. In addition, the Banks had available lines of credit with the Federal Reserve Bank totaling $119.1 million at June 30, 2013.

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

The Notes will mature on April 15, 2020. However, the Company may, at the Company’s option, on April 15, 2015, or on any scheduled interest payment date thereafter, redeem the Notes in whole or in part on not less than 30 nor more than 60 days prior notice. The Notes will be redeemable at a redemption price equal to 100 percent of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to the date of redemption.

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

The Banks’ liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing, and financing activities. The Banks’ primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Banks invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Banks also generate cash through borrowings. The Banks utilize Federal Home Loan Bank advances to leverage their capital bases, to provide funds for their lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Banks also have the ability to obtain brokered certificates of deposit. Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Banks maintain a strategy of investing in various lending products. The Banks use their sources of funds primarily to meet their ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities.

At June 30, 2013, there were $102.5 million of approved loan origination commitments, $75.3 million of unused lines of credit and $1.3 million of outstanding letters of credit. Certificates of deposit maturing in the next 12 months totaled $348.0 million and $30.0 million of FHLB advances had maturities of less than 12 months at June 30, 2013. Additionally, the deposits to be transferred for the branch sale to AWB totaled $457.0 million, which included $116.5 million certificates of deposit maturing in the next 12 months, that is expected to be closed by the month end October 2013 and the acquisition of office premises with a purchase price of $40.0 million is expected to be completed in September 2013. The company expects to fund these transactions by utilizing current excess cash, selling loans and securities and borrowing additional FHLB advances.

Based on the competitive deposit rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Banks, although no assurance can be given in this regard. At June 30, 2013, the Company maintained $462.3 million of cash and cash equivalents that was 18.2 percent to total assets. In addition, the Banks had the ability at June 30, 2013 to borrow an additional $425.5 million from the FHLB and $119.1 million from the Federal Reserve Bank. The Banks intend to replace these advances with new borrowings from the FHLB, Federal Reserve Bank or deposits, as and to the extent needed and depending on market conditions.

Commitments

The following tables provide information as of June 30, 2013 regarding our commitments and contractual obligations:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(In thousands)
Commitments to extend credit	$102,503	$86,028	$5,083	$4,473	$6,919
Standby letters of credit	1,262	327	—	—	935
Unused lines of credit	75,266	28,709	10,910	3,514	32,133

	$179,031	$115,064	$15,993	$7,987	$39,987

	Contractual Obligations
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(In thousands)
FHLB advances	$45,000	$30,000	$15,000	$—	$—
Long-term debt	127,920	6,356	12,713	12,713	96,138
Operating and capital lease obligations	26,391	5,191	9,511	7,049	4,640
Maturing certificates of deposit	522,783	347,950	118,705	55,936	192

	$722,094	$389,497	$155,929	$75,698	$100,970

This table does not include other commitments made after June 30, 2013, such as the exercise of CS financial call option for a purchase price of $10 million and acquisition of office premises with a purchase price of $40 million (See further discussion in Note 19, Subsequent Events).

Capital

Federal bank regulatory agencies require bank holding companies such as the Company to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. In addition to the risk-based guidelines, federal bank regulatory agencies require bank holding companies to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 4.0 percent. In order to be considered “well capitalized,” federal bank regulatory agencies require depository institutions such as the Banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 10.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0 percent. In addition to the risk-based guidelines, the federal bank regulatory agencies require depository institutions to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 5.0 percent.

The capital ratios of the Company and the Banks were as follows as of June 30, 2013 and December 31, 2012:

	Amount		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
June 30, 2013:
Banc of California
Total risk-based capital ratio	$273,134	19.34%	$113,005	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	255,427	18.08	56,503	4.00	N/A	N/A
Tier 1 leverage ratio	255,427	11.16	91,564	4.00	N/A	N/A
PacTrust Bank
Total risk-based capital ratio	$224,332	19.78%	$90,751	8.00%	$113,439	10.00%
Tier 1 risk-based capital ratio	210,120	18.52	45,376	4.00	68,063	6.00
Tier 1 leverage ratio	210,120	10.03	83,790	4.00	104,738	5.00
Beach Business Bank
Total risk-based capital ratio	$46,777	16.79%	$22,293	8.00%	$27,867	10.00%
Tier 1 risk-based capital ratio	44,245	15.88	11,147	4.00	16,720	6.00
Tier 1 leverage ratio	44,245	11.94	14,817	4.00	18,521	5.00
December 31, 2012:
Banc of California
Total risk-based capital ratio	$185,002	14.97%	$98,876	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	169,498	13.71	49,438	4.00	N/A	N/A
Tier 1 leverage ratio	169,498	10.15	66,786	4.00	N/A	N/A
PacTrust Bank
Total risk-based capital ratio	$163,647	17.59%	$74,410	8.00%	$93,012	10.00%
Tier 1 risk-based capital ratio	151,948	16.34	37,205	4.00	55,807	6.00
Tier 1 leverage ratio	151,948	11.16	54,485	4.00	68,106	5.00
Beach Business Bank
Total risk-based capital ratio	$36,886	15.09%	$19,551	8.00%	$24,439	10.00%
Tier 1 risk-based capital ratio	35,983	14.72	9,776	4.00	14,664	6.00
Tier 1 leverage ratio	35,983	11.96	12,036	4.00	15,045	5.00

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. The Company and the Banks will become subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019.

The final rule:

•

Permits banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009, to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock that were issued and included in Tier 1 capital prior to May 19, 2010, subject to a limit of 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital.

•	Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights.

•	Requires a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%.

•	Increases the minimum Tier 1 capital to risk-weighted assets ratio requirement from 4% to 6%.

•	Retains the minimum total capital to risk-weighted assets ratio requirement of 8%.

•	Establishes a minimum leverage ratio requirement of 4%.

•	Retains the existing regulatory capital framework for 1-4 family residential mortgage exposures.

•

Permits banking organizations that are not subject to the advanced approaches rule, such as the Company and the Banks, to retain, through a one-time election, the existing treatment for most accumulated other comprehensive income, such that unrealized gains and losses on securities available for sale will not affect regulatory capital amounts and ratios.

•

Implements a new capital conservation buffer requirement for a banking organization to maintain a common equity capital ratio more than 2.5% above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625% and will be fully phased in at 2.50% by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.

•	Expands the recognition of collateral and guarantors in determining risk-weighted assets.

•	Removes references to credit ratings consistent with the Dodd Frank Act and establishes due diligence requirements for securitization exposures.

The Company’s management is currently evaluating the provisions of the final rule and their expected impact on the Company.

ITEM 3  —  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income

The following table presents the projected change in the Company’s Economic Value of Equity as well as Net Interest Income at June 30, 2013 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change.

Change in Interest Rates in Basis Points (“bp”)	Economic Value of Equity			Net Interest Income
(Rate Shock in Rates)(1)	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	($ in thousands)
+100 bp	$292,222	$(12,090)	(3.97)%	$91,377	$2,738	3.09%
0 bp	304,312			88,639
-100 bp	320,865	16,553	5.44%	85,152	(3,487)	(3.93)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2013 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Act) that occurred during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended June 30, 2013 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet to be purchased
4/1/13-4/30/13	2,450	$11.49	—	1,197,958
5/1/13-5/31/13	—	$—	—	1,197,958
6/1/13-6/30/13	708	13.06	—	1,197,958

Total	3,158	$11.84	—	1,197,958

The Company has purchased 3,158 shares during the three months ended June 30, 2013 at an average price of $11.84 with a total cost of $37 thousand, including fees, related to tax liability sales for employee stock benefit plans, consistent with past practices.

On April 25, 2013, the Company announced that its Board of Directors approved a new share buyback program authorizing the Company, based on management’s discretion, to buy back, from time to time during the next 12 months, an amount representing up to 10 percent of the Company’s currently outstanding common shares. The shares may be repurchased in the open market or in privately negotiated transactions, at prices not to exceed the tangible book value of the Company’s common shares, based on the book value of such shares as reported in the Company’s most recent quarterly earnings report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibits

2.1	Stock Purchase Agreement, dated as of June 3, 2011, by and among Banc of California, Inc., (f/k/a First PacTrust Bancorp, Inc.) (sometimes referred to below as the “Registrant” or the “Company”), Gateway Bancorp, Inc. (“Gateway”), each of the stockholders of Gateway and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)

2.1A	Amendment No. 1, dated as of November 28, 2011, to Stock Purchase Agreement, dated as of June 3, 2011, by and among The Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(1)

2.2B	Amendment No. 2, dated as of February 24, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(2)

2.2C	Amendment No. 3, dated as of June 30, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(3)

2.2D	Amendment No. 4, dated as of July 31, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(4)

2.3	Agreement and Plan of Merger, dated as of August 30, 2011, by and between the Registrant and Beach Business Bank, as amended by Amendment No. 1thereto dated as of October 31, 2011	(b	)

2.4	Agreement and Plan of Merger, dated as of August 21, 2012, by and among First PacTrust Bancorp, Inc., Beach Business Bank and The Private Bank of California	(c	)

2.5	Amendment No. 1, dated as of May 5, 2013, to Agreement and Plan of Merger, dated as of August 21, 2012, by and among the Registrant, Beach Business Bank and The Private Bank of California	(dd	)

3.1	Articles of Incorporation of the Registrant	(d	)

3.2	Articles of Amendment to the Charter of the Registrant	(e	)

3.3	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(f	)

3.4	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(g	)

3.5	Articles of Amendment to Articles Supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(h	)

3.6	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 8.00% Non-Cumulative Perpetual Preferred Stock, Series C	(u	)

3.7	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series B	(v	)

3.8	Articles of Amendment to the Charter of the Registrant changing the Registrant’s name	(w	)

3.9	Bylaws of the Registrant	(u	)

4.1	Warrant to purchase up to 240,000 shares of the Registrant common stock originally issued on November 1, 2010	(g	)

4.2	Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010	(g	)

4.3	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(q	)

4.4	Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50% Senior Notes due April 15, 2020 and form of 7.50% Senior Notes due April 15, 2020	(q	)

4.5A	Warrant Agreement, dated as of June 29, 2012 (the “Warrant Agreement”), by and between the Registrant and Registrar and Transfer Company, as Warrant Agent	(i	)

4.5B	Form of Warrant Certificate (included as Exhibit A to the Warrant Agreement filed as Exhibit 4.5A)	(i	)

4.6	Deposit Agreement, dated as of June 12, 2013, among the Registrant, Registrar and Transfer Company, as Depositary and the holders from time to time of the depositary receipts described therein	(u	)

10.1	Employment Agreement, dated as of November 1, 2010, between the Registrant and Gregory A. Mitchell (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Mitchell pursuant to his Employment Agreement)	(g	)

10.1A	Separation and Settlement Agreement, dated as of September 21, 2012, by and between the Registrant and Gregory A. Mitchell	(j	)

10.2	Employment Agreement, dated as of November 17, 2010, by and among the Registrant and Pacific Trust Bank and Richard Herrin (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Herrin pursuant to his Employment Agreement)	(k	)

10.2A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Richard Herrin	(l	)

10.2B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Richard Herrin	(l	)

10.3	Reserved

10.4	Employment Agreement with Gaylin Anderson (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Anderson pursuant to his Employment Agreement)	(m	)

10.4A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Gaylin Anderson	(l	)

10.4B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Gaylin Anderson	(l	)

10.5	Employment Agreement, dated as of November 29, 2012, by and among the Registrant and Pacific Trust Bank and Chang Liu (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Liu pursuant to his Employment Agreement)	(m	)

10.5A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Chang Liu	(l	)

10.5B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Chang Liu	(l	)

10.6	Employment Agreement, dated as of May 6, 2011, by and among the Registrant and Pacific Trust Bank and Marangal I. Domingo (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Domingo pursuant to his Employment Agreement)	(n	)

10.6A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Marangal I. Domingo	(l	)

10.6B	Consulting Agreement, dated as of December 26, 2012, between and among Marangal I. Domingo, the Registrant and Pacific Trust Bank	(s	)

10.7	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven Sugarman	(l	)

10.7A	Stock Appreciation Right Grant to Steven Sugarman dated August 21, 2012	(l	)

10.8	Employment Agreement, dated as of September 25, 2012, by and among the Registrant, Pacific Trust Bank and Beach Business Bank and Robert M. Franko	(l	)

10.8A	Mutual Termination and Release Letter Agreement, dated September 25, 2012, relating to Executive Employment Agreement, dated June 1, 2003, between Doctors’ Bancorp, predecessor-in-interest to Beach Business Bank, and Robert M. Franko	(l	)

10.9A	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	(l	)

10.9B	Employment Agreement, dated as of November 5, 2012, by and among the Registrant and Ronald J. Nicolas, Jr.	(l	)

10.9C	Employment Agreement, dated as of November 14, 2012, by and among the Registrant and Lonny D. Robinson	(l	)

10.10	Registrant’s 2011 Omnibus Incentive Plan	(o	)

10.10A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(r	)

10.10B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(r	)

10.10C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(r	)

10.11	Registrant’s 2003 Stock Option and Incentive Plan	(p	)

10.12	Registrant’s 2003 Recognition and Retention Plan	(p	)

10.13	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between the Registrant and the Secretary of the United States Treasury	(f	)

10.4	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(t	)

10.15	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey Seabold	10.15

10.16	Registrant’s 2013 Omnibus Stock Incentive Plan	(x	)

10.17	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(y	)

10.18	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(y	)

10.19	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	(y	)

10.20	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Offices, dated as of May 31, 2013, between Pacific Trust Bank and AmericanWest Bank	(z	)

10.21	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	(aa	)

10.22	Purchase and Sale Agreement and Escrow Instructions, dated as of July 24, 2013, by and between the Registrant and Memorial Health Services	(bb	)

10.23	Assumption Agreement, dated as of July 1, 2013, by and between the Registrant and The Private Bank of California	(cc	)

11.0	Statement regarding computation of per share earnings	None

15.0	Letter regarding unaudited interim financial information	None

18.0	Letter regarding change in accounting principles	None

19.0	Report furnished to security holders	None

22.0	Published report regarding matters submitted to vote of security holders	None

24.0	Power of Attorney	None

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)(Principal Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (President)	31.2

31.3	Rule 13a-14(a) Certification (Chief Financial Officer)(Principal Financial Officer)	31.3

31.4	Rule 13a-14(a) Certification (Principal Accounting Officer)	31.4

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Income and Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholder’s Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.
(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.
(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference
(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.

(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.
(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.
(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference
(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.
(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 5, 2012 and incorporated herein by reference.
(j)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 27, 2012 and incorporated herein by reference.
(k)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference.
(l)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.
(m)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
(n)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 10, 2011 and incorporated herein by reference.
(o)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference
(p)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.
(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.
(r)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
(s)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 28, 2012 and incorporated herein by reference.
(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.
(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.
(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.
(w)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 17, 2013 and incorporated herein by reference.
(x)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.
(y)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.
(z)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.
(aa)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.
(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.
(cc)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.
(dd)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date: August 9, 2013	/s/ Steven A. Sugarman
Steven A. Sugarman
Chief Executive Officer

Date: August 9, 2013	/s/ Robert M. Franko
Robert M. Franko
President

Date: August 9, 2013	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Executive Vice President/ Chief Financial Officer

Date: August 9, 2013	/s/ Lonny D. Robinson
Lonny D. Robinson
Executive Vice President/ Chief Accounting Officer