Form 10-Q
period 2013-09-30
BANC OF CALIFORNIA, INC.
filed 2013-11-12
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013 the registrant had outstanding 18,021,789 shares of voting common stock and 584,674 shares of Class B non-voting common stock.

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

Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (i) risks that the Company’s recently completed acquisition of The Private Bank of California (“PBOC”) may disrupt current plans and operations, the potential difficulties in customer and employee retention as a result of the transaction and the amount of the costs, fees, expenses and charges related to the transaction; (ii) a worsening of current economic conditions, as well as turmoil in the financial markets; (iii) the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, may lead to increased loan and lease delinquencies, losses and nonperforming assets in our loan and lease portfolio, and may result in our allowance for loan and lease losses not being adequate to cover actual losses and require us to materially increase our loan and lease loss reserves; (iv) the quality and composition of our securities portfolio; (v) changes in general economic conditions, either nationally or in our market areas; (vi) continuation of the historically low short-term interest rate environment, changes in the levels of general interest rates, and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources; (vii) fluctuations in the demand for loans and leases, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area; (viii) results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan and lease losses, write-down asset values, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; (ix) legislative or regulatory changes that adversely affect our business, including changes in regulatory capital or other rules; (x) our ability to control operating costs and expenses; (xi) staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; (xii) errors in our estimates in determining fair value of certain of our assets, which may result in significant declines in valuation; (xiii) the network and computer systems on which we depend could fail or experience a security breach; (xiv) our ability to attract and retain key members of our senior management team; (xv) costs and effects of litigation, including settlements and judgments; (xvi) increased competitive pressures among financial services companies; (xvii) changes in consumer spending, borrowing and saving habits; (xviii) adverse changes in the securities markets; (xix) earthquake, fire or other natural disasters affecting the condition of real estate collateral; (xx) the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions; (xxi) inability of key third-party providers to perform their obligations to us; (xxii) changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board or their application to our business, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; (xxiii) war or terrorist activities; and (xxiv) other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. You should not place undue reliance on forward-looking statements, and we undertake no obligation to update any such statements to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Banc of California, Inc.

Consolidated Statements of Financial Condition

(In thousands of dollars except share and per share data)

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$7,951	$8,254
Interest-bearing deposits	408,059	100,389

Total cash and cash equivalents	416,010	108,643
Time deposits in financial institutions	2,938	5,027
Securities available for sale, at fair value	167,998	121,419
Loans held for sale, carried at fair value except for $105,126 and $0 at lower of cost or fair value at September 30, 2013 and December 31, 2012, respectively	367,111	113,158
Loans and leases receivable, net of allowance of $19,130 at September 30, 2013 and $14,448 at December 31, 2012	2,577,058	1,234,023
Federal Home Loan Bank and other bank stock, at cost	14,789	8,842
Servicing rights, net ($7,220 measured at fair value at September 30, 2013 and $1,739 at December 31, 2012)	7,603	2,278
Accrued interest receivable	10,425	5,002
Other real estate owned, net	1,383	4,527
Premises, equipment, and capital leases, net	61,443	16,147
Premises and equipment held-for-sale	3,080	—
Bank-owned life insurance	18,834	18,704
Deferred income tax, net	5,515	7,572
Goodwill	22,086	7,048
Affordable housing fund investment	5,787	6,197
Income tax receivable	4,077	5,545
Other intangible assets, net	13,191	5,474
Other assets	19,045	13,096

Total assets	$3,718,373	$1,682,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$418,759	$194,662
Interest-bearing deposits	2,377,847	1,111,680
Deposits held for sale	462,768	—

Total deposits	3,259,374	1,306,342
Advances from Federal Home Loan Bank	25,000	75,000
Notes payable, net	82,224	81,935
Reserve for loss on repurchased loans	4,282	3,485
Accrued expenses and other liabilities	44,913	27,183

Total liabilities	3,415,793	1,493,945
Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized:
Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 32,000 shares authorized, 32,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	31,934	31,934
Series B, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 10,000 shares authorized, 10,000 shares issued and outstanding at September 30, 2013 and 0 shares issued and outstanding at December 31, 2012	10,000	—
Series C, 8.00% non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 40,250 shares authorized, 40,250 shares issued and outstanding at September 30, 2013 and 0 shares issued and outstanding at December 31, 2012	37,943	—
Common stock, $.01 par value per share, 196,863,844 shares authorized; 18,693,092 shares issued and 17,439,562 shares outstanding at September 30, 2013; 12,013,717 shares issued and 10,780,427 shares outstanding at December 31, 2012	188	120
Class B non-voting non-convertible Common stock, $.01 par value per share, 3,136,156 shares authorized; 579,490 shares issued and outstanding at September 30, 2013 and 1,112,188 shares issued and outstanding at December 31, 2012	5	11
Additional paid-in capital	230,804	154,563
Retained earnings	17,027	26,550
Treasury stock, at cost (1,253,530 shares at September 30, 2013 and 1,233,290 shares at December 31, 2012)	(25,455)	(25,818)
Accumulated other comprehensive income, net	134	1,397

Total shareholders’ equity	302,580	188,757

Total liabilities and shareholders’ equity	$3,718,373	$1,682,702

See accompanying notes to consolidated financial statements (Unaudited)

Banc of California, Inc.

Consolidated Statements of Operations

(In thousands of dollars except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and dividend income
Loans, including fees	$32,061	$15,928	$76,751	$35,060
Securities	1,292	708	2,159	2,139
Dividends and other interest-earning assets	493	86	845	226

Total interest and dividend income	33,846	16,722	79,755	37,425
Interest expense
Deposits	5,084	1,578	10,386	4,285
Federal Home Loan Bank advances	56	74	177	266
Capital leases	27	2	59	4
Notes payable	1,736	660	5,206	1,155

Total interest expense	6,903	2,314	15,828	5,710

Net interest income	26,943	14,408	63,927	31,715
Provision for loan and lease losses	2,109	1,031	6,195	2,001

Net interest income after provision for loan and lease losses	24,834	13,377	57,732	29,714
Noninterest income
Customer service fees	621	543	1,676	1,282
Loan servicing income	293	146	939	146
Income from bank owned life insurance	42	69	130	198
Net gain (loss) on sales of securities available for sale	10	(12)	319	(83)
Net gain on sale of loans	484	59	4,520	204
Net gain on mortgage banking activities	16,231	5,546	52,862	5,546
Bargain purchase gain	—	12,055	—	12,055
Other income	545	1,106	1,780	1,306

Total noninterest income	18,226	19,512	62,226	20,654
Noninterest expense
Salaries and employee benefits	30,179	13,613	74,570	23,657
Occupancy and equipment	5,247	2,473	12,070	4,793
Professional fees	4,560	3,788	9,804	5,318
Data processing	1,552	1,037	3,827	1,946
Advertising	1,664	395	3,076	848
Regulatory assessments	986	291	1,578	971
Loan servicing and foreclosure expense	276	83	628	788
Operating loss on equity investment	120	76	410	229
Valuation allowance for OREO	18	36	97	205
Net gain (loss) on sales of other real estate owned	(73)	42	(224)	(466)
Provision for loan repurchases	375	172	1,363	172
Amortization of intangible assets	973	329	1,707	329
Impairment on intangible assets	976	—	976	—
All other expense	5,451	2,121	11,574	3,827

Total noninterest expense	52,304	24,456	121,456	42,617

Income (loss) before income taxes	(9,244)	8,433	(1,498)	7,751
Income tax expense (benefit)	(710)	(1,110)	1,744	(1,430)

Net income (loss)	$(8,534)	$9,543	$(3,242)	$9,181
Preferred stock dividends	946	328	1,234	1,042

Net income (loss) available to common shareholders	$(9,480)	$9,215	$(4,476)	$8,139

Basic earnings (loss) per common share	$(0.53)	$0.79	$(0.32)	$0.70

Diluted earnings (loss) per common share	$(0.53)	$0.79	$(0.32)	$0.70

Basic earnings (loss) per class B common share	$(0.53)	$0.79	$(0.32)	$0.70

Diluted earnings (loss) per class B common share	$(0.53)	$0.79	$(0.32)	$0.70

See accompanying notes to consolidated financial statements (Unaudited)

Banc of California, Inc.

Consolidated Statements of Comprehensive Income/(loss)

(In thousands of dollars, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(8,534)	$9,543	$(3,242)	$9,181
Other comprehensive income (loss), before tax:
Change in net unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax expense of none and $336 for the three months ended and none and $887 for the nine months ended September 30, 2013 and 2012, respectively	(644)	481	(944)	1,268
Less: reclassification adjustment for (gains) losses included in net income, net of tax expense of none and $5 for the three months ended and none and $34 for the nine months ended September 30, 2013 and 2012, respectively	(10)	7	(319)	49

Total other comprehensive (loss) income, net of tax	(654)	488	(1,263)	1,317

Comprehensive income (loss)	$(9,188)	$10,031	$(4,505)	$10,498

See accompanying notes to consolidated financial statements (Unaudited)

Banc of California, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands of dollars, except share and per share data)

(Unaudited)

	Series A Preferred Stock	Series B Preferred Stock	Series C Preferred Stock	Common Stock	Class B Non-voting Non-convertible Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	$31,934	$—	$—	$117	$11	$150,786	$27,623	$(25,037)	$(939)	$184,495
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	9,181	—	—	9,181
Other comprehensive income, net	—	—	—	—	—	—	—	—	1,317	1,317
Forfeiture and retirement of 200 shares of common stock	—	—	—	—	—	3	—	(120)	—	(117)
Forfeiture of stock option	—	—	—	—	—	(387)	—	—	—	(387)
Stock option compensation expense	—	—	—	—	—	774	—	—	—	774
Restricted stock compensation expense	—	—	—	—	—	161	—	—	—	161
Stock awards earned	—	—	—	—	—	644	—	—	—	644
Severance payment	—	—	—	—	—	(129)	—	—	—	(129)
Issuance of common stock	—	—	—	2	—	(2)	—	—	—	—
Purchase of 42,693 shares of treasury stock	—	—	—	—	—	—	—	(481)	—	(481)
Dividends declared ($0.36 per common share)	—	—	—	—	—	632	(4,285)	—	—	(3,653)
Preferred stock issuance cost	(9)	—	—	—	—	—	—	—	—	(9)
Preferred stock dividends	—	—	—	—	—	—	(1,042)	—	—	(1,042)
Tax loss of restricted share awards vesting	—	—	—	—	—	(17)	—	—	—	(17)
Warrants issued with Beach Business Bank purchase	—	—	—	—	—	1,009	—	—	—	1,009
Capital raising expenses	—	—	—	—	—	(7)	—	—	—	(7)

Balance at September 30, 2012	$31,925	$—	$—	$119	$11	$153,467	$31,477	$(25,638)	$378	$191,739

Balance at January 1, 2013	$31,934	$—	$—	$120	$11	$154,563	$26,550	$(25,818)	$1,397	$188,757
Net income	—	—	—	—	—	—	(3,242)	—	—	(3,242)
Other comprehensive income, net	—	—	—	—	—	—	—	—	(1,263)	(1,263)
Issuance of common stock	—	—	—	68	(6)	76,173	—	—	—	76,235
Issuance of preferred stock	—	—	37,943	—	—	—	—	—	—	37,943
Preferred stock assumed through business acquisition	—	10,000	—	—	—	—	—	—	—	10,000
Stock options converted through business acquisition	—	—	—	—	—	9	—	—	—	9
Forefeiture and retirement of common stock	—	—	—	—	—	34	—	(34)	—	—
Purchase of 104,740 shares of treasury stock	—	—	—	—	—	—	—	(1,402)	—	(1,402)
Issuance of stock awards from treasury stock	—	—	—	—	—	(1,799)	—	1,799	—	—
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	519	(519)	—	—	—
Stock option compensation expense	—	—	—	—	—	336	—	—	—	336
Restricted stock compensation expense	—	—	—	—	—	969	—	—	—	969
Dividends declared ($0.36 per common share)	—	—	—	—	—	—	(4,528)	—	—	(4,528)
Preferred stock dividends	—	—	—	—	—	—	(1,234)	—	—	(1,234)

Balance at September 30, 2013	$31,934	$10,000	$37,943	$188	$5	$230,804	$17,027	$(25,455)	$134	$302,580

See accompanying notes to consolidated financial statements (Unaudited)

Banc of California, Inc.

Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(3,242)	$9,181
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	6,195	2,001
Bargain purchase gain	—	(12,055)
Provision for loan repurchases	1,363	172
Net gain on mortgage banking activities	(52,862)	(5,836)
Gain on sale of loans	(4,520)	(204)
Net amortization (accretion) of securities	953	861
Depreciation	2,785	1,035
Amortization of intangibles	1,707	329
Amortization of debt	289	76
Stock option compensation expense	336	805
Restricted stock compensation expense	969	—
Change in fair value of converted stock options related to business acquisition	9	—
Stock appreciation right expense	1,130	—
Bank owned life insurance income	(130)	(198)
Operating loss on equity investment	410	229
Impairment of intangible assets	976	—
Net (gain) loss on sale of securities available for sale	(319)	83
Gain on sale of other real estate owned	(224)	(466)
Gain on sale of property and equipment	(1)	—
Deferred income tax expense	—	1,113
Decrease (increase) in valuation allowances on other real estate owned	97	(851)
Originations of loans held for sale	(1,388,622)	(166,250)
Proceeds from sales of loans held for sale	1,276,104	128,804
Deferred loan (costs) fees	(414)	377
Premiums and discounts on purchased loans	(13,714)	(1,231)
Accrued interest receivable	(5,423)	(3,951)
Other assets	14,209	9,630
Accrued interest payable and other liabilities	13,496	3,979

Net cash used in operating activities	(148,443)	(32,367)

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	127,286	7,712
Proceeds from maturities, calls, principal repayments of securities available-for-sale	95,081	34,512
Net cash acquired through acquisitions	5,786	43,670
Purchases of securities available-for-sale	(51,526)	(56,088)
Loan originations and principal collections, net	(415,272)	(107,421)
Purchase of loans	(852,913)	(66,528)
Redemption of Federal Home Loan Bank stock	25	702
Purchase of Federal Home Loan Bank and Other Bank Stocks	(5,972)	(543)
Net change in other interest-bearing deposits	2,089	—
Proceeds from sale of other real estate owned	3,600	11,672
Proceeds from sale of loans held for investment	219,211	27,713
Additions to premises and equipment	(49,609)	(4,492)
Payment of capital lease obligations	(218)	—

Net cash used in investing activities	(922,432)	(109,091)

Cash flows from financing activities:
Net increase in deposits	1,391,343	126,625
Repayments of Federal Home Loan Bank advances	(116,833)	(30,053)
Proceeds from Federal Home Loan Bank advances	25,000	96,000
Purchase of preferred stock	—	(7)
Net proceeds from issuance of common stock	47,953	—
Net proceeds from issuance of preferred stock	37,943	—
Net proceeds from issuance of long term debt	—	31,680
Purchase of treasury stock	(1,402)	(490)
Tax benefit (expense) from restricted stock vesting	—	(17)
Dividends paid on preferred stock	(1,234)	(1,042)
Dividends paid on common stock	(4,528)	(3,653)

Net cash provided by financing activities	1,378,242	219,043

Net change in cash and cash equivalents	307,367	77,585
Cash and cash equivalents at beginning of period	108,643	44,475

Cash and cash equivalents at end of period	$416,010	$122,060

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$15,722	$5,636
Income taxes paid	—	—
Supplemental disclosure of noncash activities
Transfer from loans to other real estate owned, net	—	3,750
Transfer of loans receivable to loans held for sale	105,126	—
Transfer of deposits to deposits held for sale	462,768	—
Equipment acquired under capital leases	1,239	365

See accompanying notes to consolidated financial statements (Unaudited)

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of Banc of California, Inc. (the Company, we, us and our) and its wholly owned subsidiaries, Banc of California, National Association (the Bank), the Palisades Group, LLC (the Palisades Group), and PTB Property Holdings, LLC, as of September 30, 2013 and December 31, 2012 and for the nine months ended September 30, 2013 and 2012, except that the accounts of the Palisades Group were not included for amounts prior to September 10, 2013 and The Private Bank of California were not included for amounts prior to July 1, 2013. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries. As discussed in Note 19, Subsequent Events, on October 11, 2013, the Company completed the merger of the Company’s two banking subsidiaries, Pacific Trust Bank (sometimes referred to herein as PacTrust Bank) and The Private Bank of California, to form the Bank. Unless the context indicates otherwise, references to the “Bank” prior to October 11, 2013 means Pacific Trust Bank and The Private Bank of California (Beach Business Bank prior to July 1, 2013), collectively, and references to the “Bank” on or after October 11, 2013 refer to Banc of California, National Association.

Nature of Operations: The principal business of the Company is the ownership of the Bank. The Bank operates under a national bank charter issued by the Office of the Comptroller of the Currency (the OCC), its primary regulator. The Bank is a member of the Federal Home Loan Bank (FHLB) system, and maintains insurance on deposit accounts with the Federal Deposit Insurance Corporation (FDIC). PTB Property Holdings, LLC manages and disposes of other real estate owned properties and the Palisades Group, LLC provides financial advisory and asset management services.

The Bank is engaged in the business of retail banking, with operations conducted through 23 banking offices as of September 30, 2013, serving San Diego, Los Angeles, Orange and Riverside counties, California and 50 producing loan production offices in California, Arizona, Oregon, Washington and Montana as of September 30, 2013. Upon the completion of branch sales to AmericanWest Bank on October 4, 2013, the number of the Company’s banking offices decreased to fifteen. As of September 30, 2013, single family residential (SFR) loans and Green loans (SFR mortgage lines of credit) accounted for approximately 53.6 percent and 6.4 percent, respectively, of the Company’s loan and lease portfolio, with a high percentage of such loans concentrated in Southern California. The customer’s ability to repay their loans or leases is dependent on the real estate market and general economic conditions in the area.

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

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. The Company had $12.3 million and $8.4 million of valuation allowance related to its deferred tax assets at September 30, 2013 and December 31, 2012 (See further discussion in Note 11, Income Taxes).

Accounting Pronouncements: During the nine months ended September 30, 2013, the following pronouncements applicable to the Company were issued or became effective:

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

Beach (re-named The Private Bank of California effective July 1, 2013 and merged with Pacific Trust Bank on October 11, 2013 to form the Bank) operated branches in Manhattan Beach, Long Beach, and Costa Mesa, California. Beach also has a division named The Doctors Bank®, which serves physicians and dentists nationwide. Additionally, Beach provides loans to small businesses based on Small Business Administration (SBA) lending programs. Beach’s consolidated assets and equity (unaudited) as of June 30, 2012 totaled $311.9 million and $33.3 million, respectively. The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the Company’s consolidated September 30, 2013 and December 31, 2012 financial statements as such.

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

Gateway operated branches in Lakewood and Laguna Hills, California. As part of the acquisition, Mission Hills Mortgage Bankers (MHMB, a division of Gateway), including its 22 loan production offices in California, Arizona, Oregon and Washington, became a division of the Bank. Gateway’s consolidated assets and equity (unaudited) as of August 17, 2012 totaled $175.5 million and $25.8 million, respectively. The acquired assets and liabilities were recorded at fair value at the date of acquisition and were reflected in the September 30, 2013 and December 31, 2012 consolidated financial statements as such.

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

Private Bank of California Acquisition

On July 1, 2013, the Company completed its acquisition of The Private Bank of California, (PBOC) pursuant to the terms of the Agreement and Plan of Merger, dated as of August 21, 2012, as amended (the Merger Agreement), by and between the Company, Beach and PBOC. PBOC merged with and into Beach, with Beach continuing as the surviving entity in the merger and a wholly owned subsidiary of the Company, and changing its name to “The Private Bank of California.” On October 11, 2013, The Private Bank of California merged with the Company’s other wholly owned banking subsidiary, Pacific Trust Bank, to form the Bank.

Pursuant and subject to the terms of the Merger Agreement, each outstanding share of PBOC common stock (other than specified shares owned by the Company. On July 1, 2013, merger between PBOC and Beach was completed. Based on the merger agreement, all of the issued and outstanding common stocks were converted into, in the aggregate, (1) 2,082,654 shares of BANC common shares par value $0.01 per share, $28.3 million at $13.58 per share closing price on July 1, 2013, and (2) $25.3 million in cash. Additionally, the Company paid out $2.7 million for all outstanding options to acquire PBOC common stock in accordance with the merger agreement and converted outstanding PBOC stock options to the Company’s stock options with an assumed fair value of approximately $30 thousand. On the basis of the number of shares of PBOC Common Stock issued and outstanding immediately prior to the completion of the Merger, each outstanding share of PBOC Common Stock was converted into the right to receive $6.52 in cash and 0.5379 shares of the Company Common Stock.

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

PBOC provided a range of financial services, including credit and deposit products as well as cash management services, from its headquarters located in the Century City area of Los Angeles, California as well as a full-service branch in Hollywood and loan production offices in downtown Los Angeles and Irvine. PBOC’s target clients included high-net worth and high income individuals, business professionals and their professional service firms, business owners, entertainment service businesses and non-profit organizations.

In accordance with GAAP guidance for business combinations, the Company has expensed approximately $2.6 million of direct acquisition costs and recorded $15.0 million of goodwill and $10.4 million of other intangible assets. The other intangible assets are primarily related to core deposits and are being amortized on an accelerated basis over 2-7 years. Loans that were acquired from PBOC that were considered credit impaired were written down at the acquisition date in accordance with purchase accounting to fair value. In addition, the allowance for loan losses for all PBOC loans was not carried over to the Company’s allowance for loan and lease losses. A full valuation allowance for the deferred tax asset was recorded as well. For tax purposes purchase accounting adjustments, including goodwill are all nontaxable and/or non-deductible. The Company does not expect material variances from these estimates and expects that final valuation estimates of the acquisition will be completed during the fourth quarter of 2013. The following table summarizes the fair value of the total consideration transferred as a part of the PBOC merger as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

The following table summarizes the fair value marks to the Company’s balance sheet as of close of the PBOC transaction, and the resulting goodwill derived.

Consideration paid
Cash		$25,252
Options payout		2,663
Pre-merger options fair market value		30
Shares issued (1)		28,282

Total consideration		56,227
SBLF preferred stock assumed		10,000

Net assets pre-acquisition		51,278

Fair value marks
Loans receivable	(10,856)
Allowance for loan losses	7,380
Investment securities	(2,495)
Fixed assets	5
Trade name	70
Core deposit intangible	10,330
Deferred taxes assets, net	(4,207)
Prepaid rent	(64)
Lease liability	(56)
Certificate of deposits purchase premium	(196)

Total fair value marks		(89)

Fair value of net assets acquired		51,189

Excess of consideration paid over fair value of net assets acquired (goodwill)		$15,038

(1)	@$13.58/share

The following balance sheet of PBOC is presented at estimated fair value as of the acquisition date:

July 1,
2013
Assets acquired:
Cash and due from banks	$33,752
Securities available for sale, at fair value	219,298
Loans and leases receivable	385,256
Premises, equipment, and capital leases	1,501
Deferred income tax, net	—
Income tax receivable	682
Goodwill	15,038
Other intangible assets	10,400
Other assets	6,578

Total assets acquired	$672,505

Liabilities assumed:
Noninterest-bearing deposits	$273,929
Interest-bearing deposits	287,760
Advances from Federal Home Loan Bank	41,833
Other liabilities	2,756

Total liabilities assumed	$606,278

SBLF preferred stock assumed	$10,000

Total consideration paid	$56,227

Summary of considerations
Cash paid	$27,915
Common stock issued	$28,282
Convertion of stock options	$30

The Palisades Group, LLC, Acquisition

Effective September 10, 2013, the Company acquired The Palisades Group, LLC (“Palisades”), a Delaware limited liability company and a registered investment adviser under the Investment Advisers Act of 1940, pursuant to the terms of the Amended and Restated Units Purchase Agreement dated as of November 30, 2012, amended and restated as of August 12, 2013, for $50 thousand. Palisades provides financial advisory and asset management services to third parties, including the Bank, with respect to the purchase, sale and management of portfolios of residential mortgage loans.

In accordance with GAAP guidance for business combinations, the Company recorded no intangible assets related to Palisades. The following balance sheet of Palisades is presented at estimated fair value as of the acquisition date:

September 10,
2013
Assets acquired:
Cash and due from banks	$900
Interest-bearing deposits	5
Other assets	364

Total assets acquired	$1,269

Liabilities assumed:
Other liabilities	1,219

Total liabilities assumed	$1,219

SBLF preferred stock assumed	$—

Total consideration paid	$50

Summary of considerations
Cash paid	$50

Other assets include account receivables of $265 thousand between Palisades and the Company, which is eliminated in the consolidated financials.

Pro Forma Information

The following table presents unaudited pro forma information as if the acquisitions of Beach, Gateway, PBOC and Palisades had occurred on January 1, 2012 after giving effect to certain adjustments. The unaudited pro forma information for the three and nine months ended September 30, 2013 and 2012 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
SUMMARIZED INCOME STATEMENT DATA (unaudited):
Net interest income	$26,943	$20,685	$74,385	$58,185
Provision for loan and lease losses	2,109	1,350	6,987	3,647
Non-interest income	18,262	16,854	65,062	40,140
Non-interest expense	53,093	35,644	131,703	90,704
Income (loss) before income taxes	(9,997)	545	757	3,974
Income tax expense (benefit)	(710)	640	2,713	2,047

Net income (loss)	$(9,287)	$(95)	$(1,956)	$1,927

Basic earnings (loss) per share	$(0.57)	$(0.04)	$(0.23)	$0.07
Diluted earnings (loss) per share	$(0.57)	$(0.04)	$(0.23)	$0.07

The above unaudited pro forma financial information for 2012 and 2013 includes the pre-acquisition periods for Beach, Gateway, PBOC and Palisades. Excluded from the above pro forma financial information for the three and nine months ended September 30, 2012 is revenue of $12.1 million related to the bargain purchase gain recorded in connection with the Gateway acquisition. The above unaudited pro forma financial information includes pre-acquisition provision for loan and lease losses of $319 thousand during the three months ended September 30, 2012 for PBOC, $850 thousand and $796 thousand for the nine months ended September 30, 2012 for Beach and PBOC, respectively, and $792 thousand for the nine months ended September 30, 2013 for PBOC.

Branch Sales

On May 31, 2013, the Bank entered into a definitive agreement with AmericanWest Bank, a Washington state chartered bank (“AWB”), pursuant to which the Bank has agreed to sell eight branches and related assets and deposit liabilities to AWB. The transaction provides for the transfer of deposits to AWB in exchange for a deposit premium of 2.3 percent applied to certain deposit balances transferred at closing. Such deposits totaled approximately $462.8 million as of September 30, 2013. Certain other assets related to the branches include the real estate for three of the branch locations and certain overdraft and other credit facilities related to the deposit accounts. These deposits and retail branch assets were classified as held-for-sale in the Consolidated Statements of Financial Condition as of September 30, 2013. As discussed in Note 19, Subsequent Events, this transaction was completed on October 4, 2013.

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

Impaired Loans and Leases. The fair value of impaired loans and leases with specific allocations of the allowance for loan and lease losses based on collateral values is generally based on recent real estate appraisals (Level 2). These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The impaired loans categorized as Level 3 also include unsecured and other secured loans whose fair value is based on significantly unobservable inputs such as strength of guarantees, cash flows discounted at the effective loan rate, and management’s judgment.

Loans Held for Sale. The fair value of loans held for sale is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics. Therefore, loans held for sale subjected to recurring fair value adjustments are classified as Level 2.

Derivative Assets and Liabilities. The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as freestanding derivatives. The Company has entered into pay-fixed, receive-variable interest rate swap contracts with institutional counterparties to hedge against variability in cash flow attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR based variable rate deposits. The Company is accounting for the swaps as cash flow hedges under ASC 815. The other derivative assets are interest rate lock commitments (IRLCs) with prospective residential mortgage borrowers whereby the interest rate on the loan is locked by borrower prior to funding. These IRLCs are determined to be derivative instruments in accordance with GAAP. The derivative liabilities are hedging instruments typically mortgage-backed to-be-announced (TBA securities) used to hedge the risk of fair value changes affected by interest rates changes relating to the Company’s mortgage banking operations. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities as Level 2.

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

Other Real Estate Owned Assets (OREO). OREO are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. For the nine months ended September 30, 2013 and 2012, the Company experienced $97 thousand and $205 thousand in valuation allowance expense for those assets, respectively.

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
	(In thousands)
September 30, 2013:
Assets
Available-for-sale securities:
U.S. Treasury note	$110	$110	$—	$—
SBA loan pools securities	1,771	—	1,771	—
U.S. government-sponsored entities and agency securities	1,942	—	1,942	—
Private label residential mortgage-backed securities	17,334	—	17,334	—
Agency mortgage-backed securities	146,841	—	146,841	—
Loans held for sale	367,111	—	367,111	—
Derivative assets (1)	7,634	—	7,634	—
Mortgage servicing rights (2)	7,220	—	—	7,220
Liabilities
Derivative liabilities (3)	5,872	—	5,872	—
December 31, 2012:
Assets
Available-for-sale securities:
U.S. government-sponsored entities and agency securities	$2,710	$—	$2,710	$—
State and Municipal securities	9,944	—	9,944	—
Private label residential mortgage-backed securities	41,846	—	39,632	2,214
Agency mortgage-backed securities	66,919	—	66,919	—
Loans held for sale	113,158	—	113,158	—
Derivative assets (1)	2,890	—	2,890	—
Mortgage servicing rights (2)	1,739	—	—	1,739
Liabilities
Derivative liabilities (3)	988	—	988	—

(1)	Included in other assets on the consolidated statements of financial condition
(2)	Included in servicing rights, net on the consolidated statements of financial condition
(3)	Included in accrued expenses and other liabilities on the consolidated statements of financial condition

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurements Level
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level One)	(Level Two)	(Level Three)
	(In thousands)
September 30, 2013:
Assets
Impaired loans:
Real estate 1-4 family first mortgage	$13,202	$—	$1,104	$12,098
Real estate mortgage	5,896	—	—	5,896
HELOC’s, home equity loans, and other consumer installment credit	1,055	—	—	1,055
Commercial and industrial	70	—	—	70
SBA	11	—	—	11
Other real estate owned assets:
Land	1,383	—	—	1,383
December 31, 2012:
Assets
Impaired loans:
Real estate 1-4 family first mortgage	$21,778	$—	$3,041	$18,737
Multi-family	5,442	—	—	5,442
Real estate mortgage	2,531	—	829	1,702
HELOC’s, home equity loans, and other consumer installment credit	3	—	—	3
Other real estate owned assets:
Real estate 1-4 family first mortgage	118	—	—	118
Land	3,889	—	—	3,889

There were impaired loans of $1.1 million and none with specific allowances tested for impairment using the fair value of the collateral for collateral dependent loans at September 30, 2013 and December 31, 2012.

Other real estate owned measured at fair value less costs to sell, had a net carrying value of $1.4 million, which was comprised of the outstanding balance of $1.4 million, net of a valuation allowance of $42 thousand at September 30, 2013. At December 31, 2012, real estate owned had a net carrying value of $4.5 million, which is made up of the outstanding balance of $6.6 million, net of a valuation allowance of $2.1 million.

The table below presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis as of the dates indicated:

	Three months ended September 30, 2013	Nine months ended September 30, 2013
	(In thousands)
Impaired loans:
Real estate 1-4 family first mortgage	$(884)	$(1,195)
Real estate mortgage	(117)	(238)
SBA	(1)	(29)
HELOC’s, home equity loans, and other consumer installment credit	—	(19)
Commercial and industrial	(2)	(2)
Other real estate owned assets:
Multi-family	83	84
Land	(21)	83
Real estate 1-4 family first mortgage	(7)	(40)

The tables below present a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013:

	Private label residential mortgage-backed securities	Mortgage Servicing Rights	Total
	(In thousands)
Balance of recurring Level 3 securities at January 1, 2013	$2,214	$1,739	$3,953
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings—realized	—	—	—
Included in earnings—fair value adjustment	—	251	251
Included in other comprehensive income	—	—	—
Amortization of premium (discount)	—	—	—
Additions	—	5,598	5,598
Sales, issuances and settlements	(2,214)	(368)	(2,582)

Balance of recurring Level 3 securities at September 30, 2013	$—	$7,220	$7,220

The table below presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012:

	Private label residential mortgage-backed securities	Mortgage Servicing Rights	Total
	(In thousands)
Balance of recurring Level 3 securities at January 1, 2012	$76,203	$—	$76,203
Transfers out of Level 3	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings—realized	(83)	—	(83)
Included in earnings—fair value adjustment	—	(107)	(107)
Included in other comprehensive income	(9)	—	(9)
Amortization of premium (discount)	(160)	—	(160)
Additions	—	1,778	1,778
Sales, issuances and settlements	(25,671)	(62)	(25,733)

Balance of recurring Level 3 securities at September 30, 2012	$50,280	$1,609	$51,889

The following table presents quantitative information about Level 3 fair value measurements on a recurring basis as of the dates indicated:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	($ in thousands)
September 30, 2013:
Mortgage servicing rights	$7,220	Discounted cash flow	Discount rate	10.00% to 17.46% (10.33%)
			Prepayment rate	3.29% to 38.70% (10.89%)
December 31, 2012:
Private label residential mortgage backed securities	$2,214	Discounted cash flow	Voluntary prepayment rate Collateral default rate	3.15% to 8.00% (5.80%) 8.46% to 8.56% (8.5%)
			Loss severity at default	55%
Mortgage servicing rights	1,739	Discounted cash flow	Discount rate	10.5% to 11.5% (10.5%)
			Prepayment rate	4.3% to 35.3% (13.8%)

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

The carrying amounts and estimated fair values of financial instruments as of September 30, 2013 and December 31, 2012 were as follows:

		Fair Value Measurements Level
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2013:
Financial assets
Cash and cash equivalents	$416,010	$416,010	$—	$—	$416,010
Time deposits in financial institutions	2,938	2,938	—	—	2,938
Securities available-for-sale	167,998	110	167,888	—	167,998
FHLB stock	14,789	—	14,789	—	14,789
Loans and leases receivable, net of allowance	2,577,058	—	—	2,608,253	2,608,253
Loans held for sale	367,111	—	367,111	—	367,111
Accrued interest receivable	10,425	10,425	—	—	10,425
Derivative assets	7,634	—	7,634	—	7,634
Servicing rights	7,603	—	—	7,603	7,603
Financial liabilities
Deposits	3,259,374	—	3,236,018	—	3,236,018
Advances from the FHLB	25,000	—	25,088	—	25,088
Notes payable	82,224	86,038	—	—	86,038
Derivative liabilities	5,872	—	5,872	—	5,872
Accrued interest payable	1,745	1,745	—	—	1,745
December 31, 2012:
Financial assets
Cash and cash equivalents	$108,643	$108,643	$—	$—	$108,643
Time deposits in financial institutions	5,027	5,027	—	—	5,027
Securities available-for-sale	121,419	—	119,205	2,214	121,419
FHLB stock	8,842	—	8,842	—	8,842
Loans and leases receivable, net of allowance	1,234,023	—	—	1,267,292	1,267,292
Loans held for sale	113,158	—	113,158	—	113,158
Accrued interest receivable	5,002	7	50	4,945	5,002
Derivative assets	2,890	—	2,890	—	2,890
Servicing rights	2,278	—	—	2,278	2,278
Financial liabilities
Deposits	1,306,342	—	1,305,884	—	1,305,884
Advances from the FHLB	75,000	—	75,166	—	75,166
Notes payable	81,935	86,106	—	—	86,106
Derivative liabilities	988	—	988	—	988
Accrued interest payable	1,639	1,335	304	—	1,639

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

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2013 and December 31, 2012, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2013:
Available-for-sale
U.S. Treasury note	$110	$—	$—	$110
SBA loan pools securities	1,794	—	(23)	1,771
U.S. government-sponsored entities and agency securities	1,925	17	—	1,942
Private label residential mortgage-backed securities	17,208	169	(43)	17,334
Agency mortgage-backed securities	147,469	593	(1,221)	146,841

Total securities available for sale	$168,506	$779	$(1,287)	$167,998

December 31, 2012:
Available-for-sale
U.S. government-sponsored entities and agency securities	$2,706	$4	$—	$2,710
State and Municipal securities	9,660	284	—	9,944
Private label residential mortgage-backed securities	41,499	475	(128)	41,846
Agency mortgage-backed securities	66,818	335	(234)	66,919

Total securities available for sale	$120,683	$1,098	$(362)	$121,419

The Company recorded no other-than-temporary impairment (OTTI) for securities available for sale at September 30, 2013 or December 31, 2012.

The amortized cost and fair value of the available-for-sale securities portfolio are shown below by expected maturity. In the case of residential mortgage-backed securities and SBA loan pool securities, expected maturities may differ from contractual maturities because borrowers generally have the right to call or prepay obligations with or without call or prepayment penalties. For that reason, mortgage-backed securities and SBA loan pool securities are not included in the maturity categories.

	September 30, 2013
	Amortized Cost	Fair Value
	(In thousands)
Maturity
Available-for-sale
Within one year	$2,035	$2,052
One to five years	—	—
Five to ten years	—	—
Greater than ten years	—	—
SBA loan pools, private label residential mortgage backed and agency mortgage-backed securities	166,471	165,946

	$168,506	$167,998

At September 30, 2013 and December 31, 2012, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at September 30, 2013 and December 31, 2012, respectively, by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
September 30, 2013:
Available-for-sale
SBA loan pools securities	$1,771	$(23)	$—	$—	$1,771	$(23)
Private label residential mortgage-backed securities	5,739	(41)	516	(2)	6,255	(43)
Agency residential mortgage-backed securities	60,763	(1,221)	—	—	60,763	(1,221)

Total available-for-sale	$68,273	$(1,285)	$516	$(2)	$68,789	$(1,287)

December 31, 2012:
Available-for-sale
Private label residential mortgage-backed securities	$2,194	$(13)	$10,061	$(115)	$12,255	$(128)
Agency residential mortgage-backed securities	37,388	(234)	—	—	37,388	(234)

Total available-for-sale	$39,582	$(247)	$10,061	$(115)	$49,643	$(362)

As of September 30, 2013, the Company’s securities available for sale portfolio consisted of 122 securities, 56 of which were in an unrealized loss position. The unrealized losses are related to interest rate increases of the agency mortgage-backed securities as discussed below.

The Company’s private label residential mortgage-backed securities that are in an unrealized loss position had a fair value of $6.3 million with unrealized losses of $43 thousand at September 30, 2013. The Company’s agency residential mortgage-backed securities that are in an unrealized loss position had a fair value of $60.8 million with unrealized losses of $1.2 million at September 30, 2013.

The Company monitors its securities portfolio to ensure it has adequate credit support. With respect to its securities in an unrealized loss position as of September 30, 2013, the Company believes there is no OTTI and it does not have the intent to sell these securities and believes it is not likely that it will be required to sell the securities before their anticipated recovery. Of the Company’s $168.0 million securities portfolio, $163.2 million of the securities were rated A or above, and $4.8 million were rated BBB based on the most recent credit rating as of September 30, 2013. The Company considers the lowest credit rating for identification of potential OTTI.

NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

As of September 30, 2013 and December 31, 2012 the Company had the following balances in its loan and lease portfolio:

	Non-Traditional Mortgages (NTM)	Traditional Loans	Total NTM and Traditional Loans	Purchased Credit Impaired	Total Loans and Leases Receivable
	($ in thousands)
September 30, 2013:
Commercial
Commercial and industrial	$—	$247,323	$247,323	$3,600	$250,923
Real estate mortgage	—	464,211	464,211	18,987	483,198
Multi-family	—	129,351	129,351	831	130,182
SBA	—	23,923	23,923	3,801	27,724
Construction	—	22,827	22,827	—	22,827
Lease financing	—	21,325	21,325	—	21,325
Consumer:
Real estate 1-4 family first mortgage	209,324	859,097	1,068,421	321,078	1,389,499
Green Loans (HELOC)—First Liens	158,517	—	158,517	—	158,517
Green Loans (HELOC)—Second Liens	6,309	—	6,309	—	6,309
Other HELOC’s, home equity loans, and other consumer installment credit	113	102,694	102,807	831	103,638

Total Gross Loans	374,263	1,870,751	2,245,014	349,128	2,594,142

Percentage to total gross loans	14.4%	72.1%	86.5%	13.5%	100.0%
Net deferred loan costs					$842
Unamortized purchase premium					1,204
Allowance for loan losses					(19,130)

Loans and leases receivable, net					$2,577,058

December 31, 2012:
Commercial
Commercial and industrial	$—	$73,585	$73,585	$6,808	$80,393
Real estate mortgage	—	318,051	318,051	21,837	339,888
Multi-family	—	112,829	112,829	845	113,674
SBA	—	30,512	30,512	5,608	36,120
Construction	—	6,648	6,648	—	6,648
Lease financing	—	11,203	11,203	—	11,203
Consumer:
Real estate 1-4 family first mortgage	162,127	211,527	373,654	65,066	438,720
Green Loans (HELOC)—First Liens	198,351	—	198,351	—	198,351
Green Loans (HELOC)—Second Liens	7,653	—	7,653	—	7,653
Other HELOC’s, home equity loans, and other consumer installment credit	113	13,740	13,853	56	13,909

Total Gross Loans	$368,244	$778,095	$1,146,339	$100,220	$1,246,559

Percentage to total gross loans	29.5%	62.5%	92.0%	8.0%	100.0%
Net deferred loan costs					$447
Unamortized purchase premium					1,465
Allowance for loan losses					(14,448)

Loans and leases receivable, net					$1,234,023

Non Traditional Mortgage Loans

The Company’s non-traditional mortgage (“NTM”) portfolio is comprised of three interest only products: the Green Account Loans (Green Loans), the hybrid interest only fixed or adjustable rate mortgage (Interest Only) and a small number of loans with the potential for negative amortization. As of September 30, 2013 and December 31, 2012, the non-traditional mortgage loans totaled $374.3 million or 14.4 percent of the total gross loan portfolio and $368.2 million or 29.5 percent of the total gross loan portfolio, respectively. Despite the decrease in percentage to total gross loan portfolio, total NTM loans increased $6.0 million or 1.6 percent. The following table represents the composition of the NTM portfolio at the dates indicated:

	September 30, 2013			December 31, 2012
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green	203	$164,826	44.0%	239	$206,004	56.0%
Interest-only	292	192,363	51.4	191	142,978	38.8
Negative amortization	38	17,074	4.6	40	19,262	5.2

Total NTM loans	533	$374,263	100.0%	470	$368,244	100.0%

Total gross loan portfolio		$2,594,142			$1,246,559
% of NTM to total gross loan portfolio		14.4%			29.5%

Green Loans

Green Loans are single family residence first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year balloon payment due at maturity. At September 30, 2013, Green Loans totaled $164.8 million, a decrease of $41.2 million or 20.0 percent from $206.0 million at December 31, 2012, primarily due to reductions in principal balance and payoffs of $9.2 million and $39.7 million, respectively, partially offset by advances of $7.7 million. As of September 30, 2013 and December 31, 2012, $4.5 million and $5.7 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios. The Company discontinued origination of the Green Loan products in 2011.

Interest Only Loans

Interest only loans are primarily single family residence first mortgage loans with payment features that allow interest only payment in initial periods before converting to fully amortizing payments. As of September 30, 2013, our interest only loans increased by $49.4 million or 34.5 percent to $192.4 million from $143.0 million at December 31, 2012, primarily due to purchases of $55.7 million and originations of $174.0 million, partially offset by sales of $64.0 million, payoffs and principal reductions of $87.8 million, and reclassification of $28.4 million from NTM interest only to traditional loans due to the expiration of the initial interest only period and conversion to a fully amortizing basis. As of September 30, 2013 and December 31, 2012, $297 thousand and $6.2 million, respectively, of the Company’s interest only loans were non-performing.

Loans with the Potential for Negative Amortization

Negative amortization loans decreased by $2.2 million or 11.4 percent to $17.1 million as of September 30, 2013 from $19.3 million as of December 31, 2012. The Company discontinued origination of negative amortization loans in 2007. As of September 30, 2013 and December 31, 2012, $158 thousand and none, respectively, of the Company’s loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

Risk Management of Non-Traditional Mortgages

The Company has assessed that the most significant performance indicators for non-traditional mortgages (NTMs) are loan-to-value (LTV) and FICO scores. Accordingly, the Company manages credit risk in the NTM portfolio through semi-annual review of the loan portfolio that includes refreshing FICO scores on the Green Loans and home equity lines of credit, typically in November and April or as needed in conjunction with portfolio management, and ordering third party automated valuation models. The loan review is designed to provide a method of identifying borrowers who may be experiencing financial difficulty before they actually fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in

FICO of 10 percent or more and a resulting FICO of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded which will increase the reserves the Company will establish for potential losses. A report of the semi-annual loan review is published and regularly monitored.

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

On the interest only loans, the Company projects future payment changes to determine if there will be an increase in payment of 3.50 percent or greater and then monitors the loans for possible delinquency. The individual loans are monitored for possible downgrading of risk rating, and trends within the portfolio are identified that could affect other interest only loans scheduled for payment changes in the near future.

Non Traditional Mortgage Performance Indicators

The tables below represent the Company’s non-traditional one-to-four SFR mortgage Green Loans first lien portfolio at September 30, 2013 by FICO scores that were obtained during the second quarter of 2013, comparing to the FICO scores that were obtained during the fourth quarter of 2012:

	September 30, 2013			December 31, 2012			Changes in count and amounts
	Count	Amount	Percent	Count	Amount	Percent	Count change	Amount change	Percent change
	($ in thousands)
800+	13	$3,925	2.5%	8	$6,991	4.4%	5	$(3,066)	(1.9)%
700-799	96	87,340	55.1	102	81,021	51.1	(6)	6,319	4.0
600-699	45	38,198	24.1	44	43,226	27.3	1	(5,028)	(3.2)
<600	14	13,952	8.8	14	12,177	7.7	—	1,775	1.1
No FICO	10	15,102	9.5	10	15,102	9.5	—	—	—

Totals	178	$158,517	100.0%	178	$158,517	100.0%	—	$—	—%

The 700-799 FICO score category increased by 4.0 percent to 55.1 percent of total non-traditional one-to-four SFR mortgage Green Loans first lien at September 30, 2013 from 51.1 percent at December 31, 2012 from FICO scores obtained during the fourth quarter of 2012.

Loan to Value

The table below represents the Company’s one-to-four SFR non-traditional mortgage first lien portfolio by LTV as of the dates indicated:

	Green			I/O			Neg Am			Total
	Count	Amount	Percentage	Count	Amount	Percentage	Count	Amount	Percentage	Count	Amount	Percentage
	($ in thousands)
September 30, 2013:
LTV’s (1)
< 61	60	$56,734	35.7%	71	$66,070	34.4%	13	$5,114	30.0%	144	$127,918	34.8%
61-80	55	55,295	34.9	85	72,620	37.8	7	4,613	27.0	147	132,528	36.0
81-100	36	28,639	18.1	57	27,526	14.3	12	5,735	33.6	105	61,900	16.8
> 100	27	17,849	11.3	78	26,034	13.5	6	1,612	9.4	111	45,495	12.4

Totals	178	158,517	100.0%	291	192,250	100.0%	38	17,074	100.0%	507	367,841	100.0%

December 31, 2012:
LTV’s (1)
< 61	51	$59,546	30.0%	60	$47,295	33.1%	11	$2,442	12.6%	122	$109,283	30.3%
61-80	63	51,934	26.2	72	59,025	41.3	4	1,225	6.4	139	112,184	31.1
81-100	61	62,518	31.5	27	17,578	12.3	11	8,120	42.2	99	88,216	24.5
> 100	37	24,353	12.3	31	18,967	13.3	14	7,475	38.8	82	50,795	14.1

Totals	212	$198,351	100.0%	190	$142,865	100.0%	40	$19,262	100.0%	442	$360,478	100.0%

(1)	LTV represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company’s policy

At September 30, 2013, the increase in interest only loans primarily related to purchases of 153 loans with a carrying value of $55.7 million and originations of $174.0 million, partially offset by sales, payoffs, principal reductions, and conversions to traditional loans of $180.1 million.

Allowance for Loan and Lease Losses

The Company has an established credit risk management process that includes regular management review of the loan and lease portfolio to identify problem loans and leases. During the ordinary course of business, management becomes aware of borrowers and lessees that may not be able to meet the contractual requirements of the loan and lease agreements. Such loans and leases are subject to increased monitoring. Consideration is given to placing the loan or lease on non-accrual status, assessing the need for additional allowance for loan and lease losses, and partial or full charge-off. The Company maintains the allowance for loan and lease losses at a level that is considered adequate to cover the estimated and known inherent risks in the loan portfolio and off-balance sheet unfunded credit commitments. The allowance for loan and lease losses includes allowances for loan, lease, and off-balance sheet unfunded credit commitment losses.

The credit risk monitoring system is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy level of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Bank has adopted a credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Company maintains an adequate allowance for credit losses. The Board of Directors provides oversight and guidance for management’s allowance evaluation process, including quarterly valuations, and consideration of management’s determination of whether the allowance is adequate to absorb losses in the loan and lease portfolio. The determination of the amount of the allowance for loan and lease losses and the provision for loan and lease losses is based on management’s current judgment about the credit quality of the loan and lease portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for loan and lease losses. The nature of the process by which the Company determines the appropriate allowance for loan and lease losses requires the exercise of considerable judgment. Additions to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses. Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan and lease losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for loan and lease losses.

The following is a summary of activity in the allowance for loan and lease losses and ending balances of loans evaluated for impairment for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$16,979	$11,448	$14,448	$12,780
Loans and leases charged off	(211)	(226)	(2,145)	(2,547)
Recoveries of loans and leases previously charged off	253	126	632	145
Provision for loan and lease losses	2,109	1,031	6,195	2,001

Balance at end of period	$19,130	$12,379	$19,130	$12,379

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and is based on the impairment method as of and for the three and nine months ended September 30, 2013:

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- Family	SBA	Construction	Lease Financing	Real Estate 1-4 family First Mortgage	HELOC’s, Home Equity Loans, and Other Consumer Credit	Unallocated	TOTAL
	(In thousands)
Allowance for loan and lease losses:
Balance as of June 30, 2013	$816	$4,508	$1,449	$179	$503	$244	$8,751	$225	$304	$16,979
Charge-offs	—	(12)	—	(199)	—	—	—	—	—	(211)
Recoveries	—	153	—	97	—	2	1	—	—	253
Provision	636	1,047	266	373	(194)	66	12	102	(199)	2,109

Balance as of September 30, 2013	$1,452	$5,696	$1,715	$450	309	$312	$8,764	$327	$105	$19,130

Balance as of December 31, 2012	$263	$3,178	$1,478	$118	$21	$261	$8,855	$274	$—	$14,448
Charge-offs	—	(372)	(553)	(592)	—	(23)	(591)	(14)	—	(2,145)
Recoveries	—	173	88	264	—	8	92	7	—	632
Provision	1,189	2,717	702	660	288	66	408	60	105	6,195

Balance as of September 30, 2013	$1,452	$5,696	$1,715	$450	309	$312	$8,764	$327	$105	$19,130

Individually evaluated for impairment	$2	$276	$—	$—	$—	$—	$1,089	$32	$—	$1,399
Collectively evaluated for impairment	1,450	5,420	1,715	450	309	312	7,363	295	105	17,419
Acquired with deteriorated credit quality	—	—	—	—	—	—	312	—	—	312

Total ending allowance balance	$1,452	$5,696	$1,715	$450	309	$312	$8,764	$327	$105	$19,130

Loans:
Individually evaluated for impairment	$70	$5,896	$—	$11	$—	$—	$13,202	$1,055	$—	$20,234
Collectively evaluated for impairment	247,079	457,377	130,449	23,857	22,838	21,340	1,215,788	108,098	—	2,226,826
Acquired with deteriorated credit quality	3,600	18,987	831	3,801	—	—	321,078	831	—	349,128

Total ending loan balances	$250,749	$482,260	$131,280	$27,669	22,838	$21,340	$1,550,068	$109,984	$—	$2,596,188

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and is based on the impairment method as of and for the three and nine months ended September 30, 2012:

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- Family	SBA	Construction	Lease Financing	Real Estate 1-4 family First Mortgage	HELOC’s, Home Equity Loans, and Other Consumer Credit	Unallocated	TOTAL
	(In thousands)
Allowance for loan and lease losses:
Balance as of June 30, 2012	$128	$3,313	$1,292	$—	$—	$—	$6,528	$187	$—	$11,448
Charge-offs	—	—	—	—	—	—	(226)	—	—	(226)
Recoveries	—	—	—	—	—	—	126	—	—	126
Provision	185	460	181	82	—	67	4	52	—	1,031

Balance as of September 30, 2012	$313	$3,773	$1,473	$82	$—	$67	$6,432	$239	$—	$12,379

Balance as of December 31, 2011	$128	$2,234	$1,541	$—	$—	$—	$8,635	$242	$—	$12,780
Charge-offs	—	(236)	—	—	—	—	(2,304)	(7)	—	(2,547)
Recoveries	—	—	—	—	—	—	143	2	—	145
Provision	185	1,775	(68)	82	—	67	(42)	2	—	2,001

Balance as of September 30, 2012	$313	$3,773	$1,473	$82	$—	$67	$6,432	$239	$—	$12,379

Individually evaluated for impairment	$—	$478	$613	$—	$—	$—	$458	$—	$—	$1,549
Collectively evaluated for impairment	313	3,295	860	82	—	67	5,974	239	—	10,830
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

Total ending allowance balance	$313	$3,773	$1,473	$82	$—	$67	$6,432	$239	$—	$12,379

Loans:
Individually evaluated for impairment	$—	$3,372	$5,455	$—	$—	$—	$13,960	$3	$—	$22,790
Collectively evaluated for impairment	74,376	276,350	99,847	43,916	4,712	5,031	562,084	21,740	—	1,088,056
Acquired with deteriorated credit quality	7,290	23,156	852	6,817	—	—	66,354	59	—	104,528

Total ending loan balances	$81,666	$302,878	$106,154	$50,733	$4,712	$5,031	$642,398	$21,802	$—	$1,215,374

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of September 30, 2013 and December 31, 2012. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans and leases and net of any deferred fees and costs.

	September 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Commercial
Commercial and industrial	$—	$—	$—	$2,168	$1,879	$—
Real estate mortgage	1,888	1,815	—	5,748	3,988	—
Multi-family	—	—	—	—	—	—
SBA	—	—	—	457	30	—
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	—	—	—	8,681	8,156	—
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	3	3	—
With an allowance recorded:
Commercial
Commercial and industrial	95	70	2	—	—	—
Real estate mortgage	5,309	4,081	276	—	—	—
Multi-family	—	—	—	5,441	5,442	590
SBA	12	11	—	439	408	53
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	13,684	13,202	1,089	13,567	13,622	597
HELOC’s, home equity loans, and other consumer installment credit	1,050	1,055	32	—	—	—

Total	$22,038	$20,234	$1,399	$36,504	$33,528	$1,240

The following table provides information on impaired loans and leases, disaggregated by class, for the three and nine months ended September 30, 2013 and 2012:

	Three months ended			Nine months ended
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
September 30, 2013:
Commercial
Commercial and industrial	$137	$8	$8	$69	$8	$8
Real estate mortgage	6,021	71	79	3,391	94	102
Multi-family	—	—	—	1,106	16	18
SBA	11	1	1	12	1	1
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	13,218	73	76	12,265	165	169
HELOC’s, home equity loans, and other consumer installment credit	1,051	—	—	843	—	—

Total	$20,438	$153	$164	$17,686	$284	$298

September 30, 2012:
Commercial
Commercial and industrial	$1,909	$47	$—	$1,909	$47	$—
Real estate mortgage	5,026	55	41	4,828	112	98
Multi-family	5,460	82	81	5,471	240	221
SBA	963	135	135	963	135	135
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	14,050	142	70	14,059	470	250
HELOC’s, home equity loans, and other consumer installment credit	2	—	—	4	—	—

Total	$27,410	$461	$327	$27,234	$1,004	$704

The following table presents information for impaired loans and leases for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Average of individually impaired loans during the period	$20,438	$27,410	$17,686	$27,234
Interest income recognized during impairment	153	461	284	1,004
Cash-basis interest income recognized	164	327	298	704

Nonaccrual loans and leases and loans past due 90 days still on accrual were as follows as of the dates indicated:

	September 30, 2013			December 31, 2012
	Traditional Loans	NTM Loans	Total	Traditional Loans	NTM Loans	Total
(In thousands)
Loans past due over 90 days or more still on accrual	$—	$—	$—	$—	$—	$—
Nonaccrual loans
The Company maintains specific allowance allocations for these loans of $1,309 in 2013 and $1,517 in 2012	10,432	4,976	15,408	11,166	11,827	22,993

Nonaccrual loans and leases consisted of the following as of the dates indicated:

	September 30, 2013			December 31, 2012
	Traditional Loans	NTM Loans	Total	Traditional Loans	NTM Loans	Total
	(In thousands)
Commercial:
Commercial and industrial	$79	$—	$79	$—	$—	$—
Real estate mortgage	6,114	—	6,114	2,906	—	2,906
Multi-Family	—	—	—	5,442	—	5,442
SBA	85	—	85	141	—	141
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	4,154	455	4,609	2,676	6,169	8,845
Green Loan (HELOC)—First Liens	—	3,886	3,886	—	5,658	5,658
Green Loan (HELOC)—Second Liens	—	635	635	—	—	—
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	1	—	1

Total	$10,432	$4,976	$15,408	$11,166	$11,827	$22,993

Past Due Loans and Leases

The following tables present the aging of the recorded investment in past due loans and leases as of September 30, 2013, excluding accrued interest receivable which is not considered to be material by class of loans and leases:

	September 30, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Total Gross Financing Receivables	Considered Current That Have been Modified in Previous Year
	(In thousands)
NTM and Traditional Loans
Commercial:
Commercial and industrial	$10	$—	$—	$10	$247,139	$247,149	$—
Real estate mortgage	1,815	248	123	2,186	461,087	463,273	—
Multi-family	—	—	—	—	130,449	130,449	—
SBA	—	—	—	—	23,868	23,868	—
Construction	—	—	—	—	22,838	22,838	—
Lease financing	—	—	—	—	21,340	21,340	—
Consumer:
Real estate 1-4 family first mortgage	20,541	8,343	13,342	42,226	1,186,764	1,228,990	—
HELOC’s, home equity loans, and other consumer installment credit	7	—	635	642	108,511	109,153	—

Total	$22,373	$8,591	$14,100	$45,064	$2,201,996	$2,247,060	$—

PCI loans:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$3,600	$3,600
Real estate mortgage	—	—	1,278	1,278	17,709	18,987
Multi-family	—	—	—	—	831	831
SBA	98	—	98	196	3,605	3,801
Consumer:
Real estate 1-4 family first mortgage	18,682	6,758	7,736	33,176	287,902	321,078
HELOC’s, home equity loans, and other consumer installment credit	—	—	56	56	775	831

Total	$18,780	$6,758	$9,168	$34,706	$314,422	$349,128

Total	$41,153	$15,349	$23,268	$79,770	$2,516,418	$2,596,188

NTM Loans:
Green Loans	$—	$1,105	$3,096	$4,201	$160,625	$164,826
Interest-Only	1,529	211	735	2,475	189,888	192,363
Negative Amortization	—	—	158	158	16,916	17,074

Total	$1,529	$1,316	$3,989	$6,834	$367,429	$374,263

The following tables presents the aging of the recorded investment in past due loans and leases as of December 31, 2012, excluding accrued interest receivable which is not considered to be material by class of loans and leases:

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

For the three months ended September 30, 2013 and 2012, there were no and two modifications, respectively, through extension of maturity.

	Three months ended September 30,
	2013			2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
NTM and Traditional loans
Commercial
Real estate mortgage	0	$—	$—	1	$290	$290
Consumer
HELOC’s, home equity loans, and other consumer installment credit	0	—	—	1	2	2

Total	0	$—	$—	2	$292	$292

For the nine months ended September 30, 2013 and 2012, there were two modifications of purchased credit impaired (PCI) loans and two modifications of traditional loans, respectively, through extension of maturity.

	Nine months ended September 30,
	2013			2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
NTM and Traditional loans
Commercial
Real estate mortgage	0	$—	$—	1	$290	$290
Consumer
HELOC’s, home equity loans, and other consumer installment credit	0	—	—	1	2	2
PCI loans
SBA	2	435	417	0	—	—

Total	2	$435	$417	2	$292	$292

The following table presents loans and leases by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in thousands)
TDRs that subsequently defaulted:
Real estate 1-4 family first mortgage	0	$—	1	$487	0	$—	1	$487

Total	0	$—	1	$487	0	$—	1	$487

Troubled debt restructured loans and leases consist of the following as of the dates indicated:

	September 30, 2013		December 31, 2012
	NTM and Traditional Loans	PCI loans	NTM and Traditional Loans	PCI loans
	(In thousands)
Commercial
Commercial and industrial	$—	$83	$—	$1,236
Real estate mortgage	200	3,522	530	1,355
Multi-family	—	—	3,090	—
SBA	11	707	—	423
Construction	—	—	—	—
Lease financing	—	—	—	—
Consumer
Real estate 1-4 family first mortgage	7,101	—	12,047	—
HELOC’s, home equity loans, and other consumer installment credit	1,396	331	1	—

Total	$8,708	$4,643	$15,668	$3,014

Troubled debt restructured loans, excluding purchased credit impaired loans, were $8.7 million and $15.7 million at September 30, 2013 and December 31, 2012, respectively. The Company did not have any commitments to lend to customers with outstanding loans or leases that are classified as troubled debt restructurings as of September 30, 2013 and December 31, 2012.

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

Not-Rated. When accrual of income on a pool of PCI loans with common risk characteristics is appropriate in accordance with ASC 310-30, individual loans in those pools are not risk-rated. The credit criteria are FICO scores, loan-to-value, delinquency, and actual cash flows versus expected cash flows of the loan pools.

Loans and leases not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans and leases.

The following table displays the Company’s risk categories for loans and leases as of September 30, 2013:

	September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	TOTAL
	(In thousands)
NTM and Traditional Loans:
Commercial
Commercial and industrial	$243,960	$24	$3,165	$—	$—	$247,149
Real estate mortgage	448,271	2,475	12,527	—	—	463,273
Multi-family	130,449	—	—	—	—	130,449
SBA	23,805	—	63	—	—	23,868
Construction	22,838	—	—	—	—	22,838
Lease financing	21,340	—	—	—	—	21,340
Consumer
Real estate 1-4 family first mortgage	906,104	28,960	29,689	—	264,237	1,228,990
HELOC’s, home equity loans, and other consumer installment credit	106,459	243	2,451	—	—	109,153

Total	$1,903,226	$31,702	$47,895	$—	$264,237	$2,247,060

PCI loans:
Commercial
Commercial and industrial	$3,074	$—	$526	$—	$—	$3,600
Real estate mortgage	16,216	—	2,771	—	—	18,987
Multi-family	831	—	—	—	—	831
SBA	2,848	—	953	—	—	3,801
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer
Real estate 1-4 family first mortgage	—	—	145	—	320,933	321,078
HELOC’s, home equity loans, and other consumer installment credit	831	—	—	—	—	831

Total	$23,800	$—	$4,395	$—	$320,933	$349,128

Total	$1,927,026	$31,702	$52,290	$—	$585,170	$2,596,188

NTM Loans:
Green Loans	$143,500	$15,766	$5,560	$—	$—	$164,826
Interest-Only	176,940	1,271	1,113	—	13,039	192,363
Negative Amortization	16,507	409	158	—	—	17,074

Total	$336,947	$17,446	$6,831	$—	$13,039	$374,263

The recent loan pool purchased in the NTM and traditional loans during the third quarter of 2013 has not been risk rated as of September 30, 2013. All loans in this pool were current or less than 60 days past due as of September 30, 2013. The loan pool will be evaluated and risked rated consistent with the other single family residential loans in the fourth quarter of 2013. PCI loan pools are not risk rated.

The following tables displays the Company’s risk categories for loans and leases as of December 31, 2012:

	December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	TOTAL
	(In thousands)
NTM and Traditional Loans:
Commercial
Commercial and industrial	$73,579	$—	$—	$—	$—	$73,579
Real estate mortgage	310,976	1,618	4,469	—	—	317,063
Multi-family	109,059	—	5,178	—	—	114,237
SBA	30,296	18	154	—	—	30,468
Construction	6,623	—	—	—	—	6,623
Lease financing	11,203	—	—	—	—	11,203
Consumer
Real estate 1-4 family first mortgage	543,928	11,222	18,451	—	—	573,601
HELOC’s, home equity loans, and other consumer installment credit	21,071	193	213	—	—	21,477

Total	$1,106,735	$13,051	$28,465	$—	$—	$1,148,251

PCI loans:
Commercial
Commercial and industrial	$—	$189	$6,619	$—	$—	$6,808
Real estate mortgage	15,108	1,080	5,649	—	—	21,837
Multi-family	845	—	—	—	—	845
SBA	1,148	1,085	3,375	—	—	5,608
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer
Real estate 1-4 family first mortgage	—	—	137	—	64,929	65,066
HELOC’s, home equity loans, and other consumer installment credit	—	—	56	—	—	56

Total	$17,101	$2,354	$15,836	$—	$64,929	$100,220

Total	$1,123,836	$15,405	$44,301	$—	$64,929	$1,248,471

NTM Loans:
Green Loans	$192,188	$7,119	$6,697	$—	$—	$206,004
Interest-Only	135,679	230	7,069	—	—	142,978
Negative Amortization	18,841	421	—	—	—	19,262

Total	$346,708	$7,770	$13,766	$—	$—	$368,244

PCI loan pools are not risk rated.

Purchased Credit Impaired Loans and Leases

For the nine months ended September 30, 2013 and year ended December 31, 2012, the Company purchased loans and leases for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans and leases, which are sometimes collectively referred to as “PCI loans” at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013		December 31, 2012
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial
Commercial and industrial	$5,119	$3,600	$11,350	$6,808
Real estate mortgage	25,405	18,987	22,698	21,837
Multi-family	1,188	831	1,208	845
SBA	5,096	3,801	7,967	5,608
Consumer:
Real estate 1-4 family first mortgage	421,446	321,078	108,428	65,066
HELOC’s, home equity loans, and other consumer installment credit	954	831	110	56

Outstanding balance	$459,208	$349,128	$151,761	$100,220

Accretable yield, or income expected to be collected for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$98,239	$6,608	$32,207	$—
New loans or leases purchased	59,798	28,852	155,416	35,892
Accretion of income	(4,684)	(318)	(12,195)	(750)
Reclassifications from (to) nonaccretable difference	154	—	(5,034)	—
Disposals	(5,881)	—	(22,768)	—

Balance at end of period	$147,626	$35,142	$147,626	$35,142

During the nine months ended September 30, 2013, the Company completed five seasoned SFR mortgage loan pool acquisitions with unpaid principal balances and fair values of $1.02 billion and $846.6 million (excluding accrued interest paid and acquisition costs at settlement), respectively, at the respective acquisition dates. The Company determined that certain of these loans displayed evidence of credit quality deterioration since origination and it was probable, at acquisition that all contractually required payments would not be collected (2013 PCI Loans). During the three months ended September 30, 2013, the Company sold a portion of 2013 PCI loans with unpaid principal balances and carrying values of $11.1 million and $6.6 million, respectively. The total unpaid principal balances and carrying values of the 2013 PCI Loans as of September 30, 2013 were $333.7 million and $267.2 million, respectively.

NOTE 6 – SERVICING RIGHTS

The Company retains mortgage servicing rights (MSRs) from its sales of certain residential mortgage loans. MSRs on residential mortgage loans are reported at fair value. Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs and third party subservicing costs. The Company retains servicing rights in connection with its SBA loan operations, which are measured using the amortization method. Prior to the acquisition of Gateway, the Company did not have any MSRs and prior to the acquisitions of Beach and Gateway, the Company did not have any SBA servicing rights. Income earned from servicing rights for the nine months ended September 30, 2013 and 2012 was $939 thousand and $146 thousand, respectively, and $293 thousand and $146 thousand for the three months ended September 30, 2013 and 2012, respectively. This amount is reported in loan servicing income in the consolidated statements of operations. At September 30, 2013 and December 31, 2012, servicing rights are comprised of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Mortgage servicing rights, at fair value	$7,220	$1,739
SBA servicing rights, at cost	383	539

Total	$7,603	$2,278

Servicing retained sold mortgage loans are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at September 30, 2013 and December 31, 2012 was $760.8 million and $211.4 million, respectively. Custodial escrow balances maintained in connection with serviced loans were $5.7 million and $1.1 million at September 30, 2013 and December 31, 2012 respectively.

Mortgage Servicing Rights

Following is a summary of the key characteristics, inputs and economic assumptions used to estimate the fair value of the Company’s MSRs as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(In thousands)
Fair value of retained MSRs	$7,220	$1,739
Decay (prepayment/default)	9.18%	25.19%
Discount rate	10.33%	10.50%
Constant prepayment rate	10.89%	13.86%
Weighted-average life (in years)	7.31	5.85

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$4,620	$—	$1,739	$—
Acquired in business combinations	—	1,534	—	1,534
Additions	2,836	244	5,598	244
Prepayments	(146)	—	(308)	—
Changes in fair value resulting from valuation inputs or assumptions	(79)	(107)	251	(107)
Other—loans paid off	(11)	(62)	(60)	(62)

Balance at end of period	$7,220	$1,609	$7,220	$1,609

SBA Servicing Rights

The Company used a discount rate of 7.25 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$420	$—	$539	$—
Acquired in business combinations	—	658	—	658
Additions	—	30	32	30
Amortization, including prepayments	(37)	(127)	(188)	(127)

Balance at end of period	$383	$561	$383	$561

NOTE 7 – OTHER REAL ESTATE OWNED

Activity in other real estate owned was as follows for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance, beginning of period	$1,537	$9,239	$4,527	$14,692
Additions	—	136	486	3,750
Sales and net direct write-downs	(154)	(635)	(5,630)	(10,589)
Net change in valuation allowance	—	(36)	2,000	851

Balance, end of period	$1,383	$8,704	$1,383	$8,704

Activity in the other real estate owned valuation allowance for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance, beginning of period	$42	$3,194	$2,069	$4,081
Additions charged to expense	18	36	97	205
Net direct write-downs and removals upon sale	(18)	—	(2,124)	(1,056)

Balance, end of period	$42	$3,230	$42	$3,230

Expenses related to foreclosed assets included in loan servicing and foreclosure expenses on the consolidated statements of operations were as follows for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net gain (loss) on sales	$(73)	$42	$(224)	$(466)
Operating expenses, net of rental income	(22)	173	(322)	650

	$(95)	$215	$(546)	$184

Loans provided for sales of other real estate owned, included in other assets on the consolidated statements of financial condition, and deferred gain on real estate sold on contract, included in accrued expenses and other liabilities on the consolidated statements of financial condition for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Loans provided for sales of other real estate other real estate owned sold on contract	$—	$—	$—	$917
Deferred gain on other real estate sold on contract	—	—	—	10

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

At September 30, 2013, the Company had goodwill of $22.1 million related to the PBOC and Beach acquisitions discussed above in Note 2, Business Combinations.

During the three months ended September 30, 2013, the Company wrote off all remaining trade name intangible assets of Beach, Gateway and PBOC of $976 thousand due to the merger of the Company’s two banking subsidiaries into a single bank.

Core deposit intangibles are amortized over their useful lives ranging from 4 to 7 years. As of September 30, 2013, the weighted average remaining amortization period for core deposit intangibles was approximately 6.25 years. The Company estimates that total amortization on core deposit intangibles will be $2.6 million in 2013, $3.5 million in 2014, $2.9 million 2015, $2.3 million in 2016, $1.7 million in 2017, $1.1 million in 2018, $524 thousand in 2019, and $154 thousand in 2020. Other intangible assets were as follows at September 30, 2013 and December 31, 2012:

	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net
	(In thousands)
September 30, 2013:
Amortized intangible assets:
Trade name	$—	$—	$—
Core deposit intangibles	15,520	2,329	13,191

	$15,520	$2,329	$13,191

December 31, 2012:
Amortized intangible assets:
Trade name	$980	$28	$952
Core deposit intangibles	5,190	668	4,522

	$6,170	$696	$5,474

Aggregate amortization expense was $973 thousand and $329 thousand for the three months ended September 30, 2013 and 2012, respectively, and $1.7 million and $329 thousand for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES

At September 30, 2013, all $25.0 million of advances from the FHLB were fixed rate and had interest rates ranging from 0.59 percent to 0.82 percent with a weighted average rate of 0.73 percent. At December 31, 2012, $63.0 million of the Bank’s advances from the FHLB were fixed rate and had interest rates ranging from 0.28 percent to 0.82 percent with a weighted average rate of 0.47 percent. At December 31, 2012, $12.0 million of advances from the FHLB were variable rate and had a weighted average interest rate of 0.28 percent as of that date.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At September 30, 2013 and December 31, 2012, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $765.2 million and $458.9 million, respectively, and by investment securities with a market value of $56.5 million and none, respectively. The Bank’s investment of capital stock of the FHLB of San Francisco totaled $14.4 million and $8.4 million, respectively, at September 30, 2013 and December 31, 2012. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $527.4 million at September 30, 2013. In addition, the Bank had available lines of credit with the Federal Reserve Bank totaling $156.9 million at September 30, 2013.

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

NOTE 11 – INCOME TAXES

For the three months ended September 30, 2013 and 2012, income tax benefit was $710 thousand and $1.1 million, respectively, and the effective tax rate was 7.7 percent and (13.2) percent, respectively. For the nine months ended September 30, 2013 and 2012, income tax expense (benefit) was $1.7 million and $(1.4) million, respectively, and the effective tax rate was (116.4) percent and (18.4) percent, respectively. The Company’s effective tax rate increased due to increases in the deferred tax asset valuation allowances and other permanent detriments.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. As of September 30, 2013, the Company had a net deferred tax asset of $5.5 million, net of a $12.3 million valuation allowance and as of December 31, 2012, the Company had a net deferred tax asset of $7.6 million, net of an $8.4 million valuation allowance. The net deferred tax asset as of September 30, 2013 and December 31, 2012 is supported by tax planning strategies.

The Company has adopted the provisions of ASC 740-10-25 (formally FIN 48), which relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on January 1, 2007. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2013 and December 31, 2012, the Company had no unrecognized tax benefits. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense. At September 30, 2013 and December 31, 2012, the Company had no accrued interest or penalties. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. federal taxing authorities for years before 2009 (except for Gateway Bancorp’s pre-acquisition federal tax return which is currently under examination by the Internal Revenue Service for the 2008 and 2009 tax years). The statute of limitations for the assessment of California franchise taxes has expired for tax years before 2008 (other state income and franchise tax statutes of limitations vary by state).

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

The Company’s framework for assessing the recoverability of deferred tax assets weighs the projection of operating profitability, various prudent and feasible tax planning strategies, and cumulative pre-tax book losses over the prior 36 months. The framework requires the Company to consider all available evidence, including:

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

Despite several favorable developments, the Company cannot reasonably predict future operating profitability necessary to realize all of its deferred tax assets. Based on this evidence at September 30, 2013, the Company cannot yet overcome this significant negative evidence to assert at this time that the deferred tax asset will be realized in its entirety.

At September 30, 2013 and December 31, 2012, the valuation allowance was $12.3 million and $8.4 million, respectively.

NOTE 12 – MORTGAGE BANKING ACTIVITIES

Banc Home Loans, formerly MHMB that was acquired in connection with the acquisition of Gateway, is a residential lending division of the Bank. Banc Home Loans originates single family mortgage loans and sells these loans in the secondary market. During the three months ended September 30, 2013, the mortgage operations unit expanded its platform to include wholesale and warehouse lending and added 8 new producing loan production offices. The amount of net gain on mortgage banking activities is a function of mortgage loans originated for sale and the fair value of these loans. Net gain on mortgage banking activities includes mark to market pricing adjustments on loan commitments and forward sales contracts, initial capitalized value of mortgage servicing rights (MSRs) and loan origination fees.

During the nine months ended September 30, 2013, Banc Home Loans originated $1.39 billion of loans and sold $1.25 billion of loans in the secondary market. The net gain and margin on these sales were $29.6 million and 2.4 percent, respectively, and loan origination fees were $8.8 million for the nine months ended September 30, 2013. In addition, we also had changes in amounts related to derivatives and the fair value of the mortgage loans held for sale. Changes in amounts related to loan commitments and forward sales commitments amounted to a net loss of $5.0 million for the nine months ended September 30, 2013. The net change in the fair value of the loans held for sale was a net gain of $12.9 million for the nine months ended September 30, 2013. The initial capitalized value of our MSRs totaled $5.4 million on $561.1 million of loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the nine months ended September 30, 2013. Other fee income associated with loan originations and sales, net of other adjustments, were $1.2 million for the nine months ended September 30, 2013.

In addition to net gain on mortgage banking activities, the Company records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Provision for loan repurchases totaled $1.4 million and $172 thousand for the nine months ended September 30, 2013 and 2012.

Mortgage Loan Repurchase Obligations

Following is a summary of activity in the reserve for loss reimbursements on sold loans for the three and nine months ended September 30, 2013:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance, beginning of period	$3,974	$—	$3,485	$—
Acquired in business combinations	—	2,493	—	2,493
Provision for loan repurchases	375	172	1,363	172
Payments made for loss reimbursement on sold loans	(67)	—	(566)	—

Balance, end of period	$4,282	$2,665	$4,282	$2,665

NOTE 13 – RISK MANAGEMENT AND DERIVATIVE INSTRUMENTS

The Company uses derivative instruments and other risk management techniques to reduce its exposure to adverse fluctuations in interest rates in accordance with its risk management policies. The Company utilizes forward contracts and investor commitments to economically hedge mortgage banking products and may from time to time use interest rate swaps as hedges against certain liabilities.

On September 30, 2013, the Company entered into pay-fixed, receive-variable interest-rate swap contracts with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR based variable rate deposits. The Company is accounting for the swaps as cash flow hedges under ASC 815. The notional amount of the interest rate swaps were $50.0 million with a maturity date of September 27, 2018. The fair values of the interest rate swaps were zero as of September 30, 2013, the inception date of the swaps.

The Company originates residential real estate mortgage loans and generates revenues from the origination and sale of these loans. Although management closely monitors market conditions, such activities are sensitive to fluctuations in prevailing interest rates and real estate markets. As of September 30, 2013, approximately 85.6 percent of all properties securing loans held for sale were located in California. A change in the underlying economic conditions of the California residential real estate market could have an adverse impact on the Company’s results of operations.

In connection with mortgage banking activities, if interest rates increase, the value of the Company’s loan commitments to borrowers and fixed rate mortgage loans held-for-sale are adversely impacted. The Company attempts to economically hedge the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by selling forward contracts on securities with government-sponsored enterprises (GSEs) and investors in loans. Forward contracts on securities of GSEs and loan commitments to borrowers are non-designated derivative instruments and the gains and losses resulting from these derivative instruments are included in net gain on mortgage banking activities in the accompanying consolidated statements of operations. At September 30, 2013, the resulting derivative asset of $7.6 million and liability of $5.9 million, are included in other assets and accrued expenses and other liabilities, respectively, on the accompanying consolidated statements of financial condition. At September 30, 2013, the Company had outstanding forward sales commitments totaling $326.4 million. At September 30, 2013, the Company was committed to fund loans for borrowers of approximately $181.3 million.

The net losses relating to free-standing derivative instruments used for risk management were $4.3 million for the three and nine months ended September 30, 2013, and are included in net gain on mortgage banking activities in the consolidated statements of operations. Prior to the third quarter of 2012, the Company held no derivatives.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated statements of financial condition as of September 30, 2013 and December 31, 2012. Note 3, Fair Value of Financial Instruments, contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	September 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)

Interest rate swap	$50,000	$—	$—	$—
Included in assets:
Interest rate lock commitments	$181,285	$7,590	$82,668	$2,102
Mandatory forward commitments	—	—	54,273	197
Other assets (best efforts commitments)	—	—	8,619	591
Options	20,000	44	—	—

Total included in assets	$201,285	$7,634	$145,560	$2,890

Included in liabilities:
Interest rate lock commitments	$—	$—	$7,604	$71
Mandatory forward commitments	326,387	5,872	86,790	441
Other liabilities (best efforts commitments)	—	—	34,208	476

Total included in liabilities	$326,387	$5,872	$128,602	$988

NOTE 14 – STOCK COMPENSATION PLANS

Share-based Compensation Expense

For the three months ended September 30, 2013 and 2012, share-based compensation expense was $446 thousand and $578 thousand, respectively, and the related tax benefits were none and $237 thousand, respectively. For the nine months ended September 30, 2013 and 2012, share-based compensation expense was $1.3 million and $1.1 million, respectively, and the related tax benefits were none and $455 thousand, respectively.

On July 16, 2013, the Company’s stockholders approved the Company’s 2013 Omnibus Stock Incentive Plan (the “2013 Omnibus Plan”). Upon the approval of the 2013 Omnibus Plan, no new awards may be granted under the Company’s 2011 Omnibus Incentive Plan or any prior equity incentive plans. The 2013 Omnibus Plan provides that the aggregate number of shares of Company common stock that may be subject to awards under the 2013 Omnibus Plan will be 20 percent of the then outstanding shares of Company common stock (the “Share Limit”), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of September 30, 2013, the Share Limit and available shares for future awards under the 2013 Omnibus Plan were 3,603,810 shares.

Unrecognized Share-based Compensation Expense

As of September 30, 2013, unrecognized share-based compensation expense was as follows:

	Unrecognized Expense	Average Expected Recognition Period
	($ in thousands)
Stock option awards	$953	2.5 years
Restricted stock awards	3,295	3.2 years

Total	$4,248	3.0 years

Stock Options

The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the current market price on the date of grant, and generally have provided for a three-year to five-year vesting period and contractual terms of 7 to 10 years.

The following table represents stock option activity as of and for the three months ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of period	605,235	$12.36	8.4 years	$889
Granted	100,000	$13.60	9.7 years	$23
Converted from business acquisition	22,588	$12.65	3.1 years	$27
Exercised	(22,588)	$12.65	3.1 years	$(27)
Forfeited	(100,000)	$13.60	9.7 years	$(23)

Outstanding at end of period	605,235	$12.36	8.1 years	$1,023

Exercisable at end of period	208,332	$11.54	7.2 years	$476

The following table represents stock option activity as of and for the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of period	538,569	$12.16	7.6 years	$300
Granted	200,000	$13.36	9.7 years	$95
Converted from business acquisition	22,588	$12.65	3.1 years	$27
Exercised	(22,588)	$12.65	3.1 years	$(27)
Forfeited	(133,334)	$13.04	9.1 years	$(105)

Outstanding at end of period	605,235	$12.36	8.1 years	$1,023

Exercisable at end of period	208,332	$11.54	7.2 years	$476

The following table represents changes in unvested stock options and related information as of and for the three and nine months ended September 30, 2013:

	Three months ended September 30, 2013		Nine months ended September 30, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Non-vested options outstanding at beginning of period	328,334	$12.16	233,334	$11.75
Granted	100,000	$13.60	200,000	$13.36
Vested	(15,000)	$12.24	(20,000)	$12.14
Forfeited	(100,000)	$13.60	(100,000)	$13.60

Non-vested options outstanding at end of period	313,334	$12.16	313,334	$12.16

Restricted Stock Awards

Additionally, the Company also has granted restricted stock awards to certain employees, officers and directors. The restricted stock awards are valued at the closing price of the Company’s stock on the date of award. The restricted stock awards fully vest after one to five years of continued employment from the date of grant. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally when vested.

A summary of changes in the Company’s nonvested shares for the three and nine months ended September 30, 2013 follows:

	Three months ended September 30, 2013		Nine months ended September 30, 2013
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested shares outstanding at beginning of period	224,490	$11.62	162,876	$11.73
Granted	101,890	$14.75	214,311	$12.98
Vested	(17,621)	$12.91	(50,901)	$11.86
Forfeited	(808)	$11.35	(18,335)	$11.67

Non-vested shares outstanding at end of period	307,951	$12.58	307,951	$12.58

Stock Appreciation Right

On August 21, 2012, the Company granted to its chief executive officer a ten-year stock appreciation right (SAR) with respect to 500,000 shares (Initial SAR) of the Company’s common stock with a base price of $12.12 per share. Compensation expense for the SAR is recognized over the vesting period based on the fair value as calculated using Black Scholes as of the grant date and adjusted each quarter. The SAR will be settled in cash. One third of the SAR vested on the grant date, one third vested on the first anniversary of the grant date and one-third will vest on the second anniversary of the grant date such that the SAR will be fully vested on the second anniversary of the grant date. On June 21, 2013, a SAR with respect to an additional 150,933 shares (Additional SAR I) with a base price of $13.00 per share was granted to the Company’s chief executive officer pursuant to the anti-dilutive provision under his SAR agreement with the Company due to the Company’s issuance on that date of shares of common stock in an underwritten public offering. On July 1, 2013 and July 2, 2013, SARs with respect to an additional 88,366 shares and 15,275 shares (Additional SARs II and III, respectively) with a base price of $13.49 per share were granted to the Company’s chief executive officer pursuant to his SAR agreement with the Company due to the Company’s issuances on those dates of shares of common stock in connection with the completion of the PBOC acquisition and the exercise of the over-allotment option granted to the underwriters of the Company’s public common stock offering initially completed on June 21, 2013. The Additional SARs have the same terms and conditions as the Initial SAR granted pursuant to the SAR agreement.

The weighted-average grant date fair value of all of the SARs was $3.58 per share, or $1.8 million, and the adjusted fair value as of September 30, 2013 was $2.60 per share or $1.3 million for the Initial SAR. The Additional SARs had adjusted fair values of $2.27, $2.09 and $2.09 per share or $342 thousand, $185 thousand and $32 thousand, respectively, for Additional SAR I, II and III as of September 30, 2013. Compensation expense recognized for the SARs was $832 thousand and $1.1 million for the three and nine months ended September 30, 2013, respectively. At September 30, 2013, there was $272 thousand of total unrecognized compensation cost related to the unvested portion of the SARs. The unrecognized cost is expected to be recognized over a period of 11 months. The fair values of the SARs as of September 30, 2013 were determined using the following assumptions:

September 30, 2013
SARs granted	754,574
Weighted average estimated fair value per share of SARs granted	$12.48
Risk-free interest rate	0.56%
Expected term	2.75 years
Expected stock price volatility	29.43%
Dividend yield	3.78%

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

On July 1, 2012, in connection with the Company’s acquisition of Beach, the Company issued one-year warrants to purchase an aggregate of 1,401,959 shares of the Company’s common stock at an exercise price of $14.00 per share. All of the warrants expired on June 30, 2013 without being exercised. See Note 2, Business Combinations.

Common Stock

On June 21, 2013, the Company issued 2,268,000 shares of its voting common stock in an underwritten public offering for gross proceeds of approximately $29.5 million and 1,153,846 shares of voting common stock to two institutional investors in a registered direct offering for gross proceeds of approximately $15 million. On July 2, 2013, the Company issued an additional 360,000 shares of voting common stock upon the exercise in full by the underwriters of the underwritten public offering of their 30-day over-allotment option, for additional gross proceeds of approximately $4.4 million.

Perpetual Preferred Stock

On June 12, 2013, in an underwritten public offering, the Company sold 1,400,000 depositary shares, each representing a 1/40th interest in a share of its 8.00 percent Non-Cumulative Perpetual Preferred Stock, Series C, par value $0.01 per share and liquidation preference of $1,000 per share, at an offering price of $25.00 per depositary share, for gross proceeds of $33.9 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 210,000 depositary shares to cover over-allotments, if any, at the same price, for potential additional gross proceeds of $5.1 million, which the underwriters exercised in full on July 8, 2013.

As discussed under Note 2, Business Combinations and Branch Sales, on July 1, 2013, the Company completed its previously announced acquisition of PBOC. Upon completion of the acquisition, each share of preferred stock issued by PBOC as part of the Small Business Lending Fund (“SBLF”) program of the United States Department of Treasury (10,000 shares in the aggregate with a liquidation preference amount of $1,000 per share) was converted automatically into one substantially identical share of preferred stock of the Company with a liquidation preference amount of $1,000 per share, designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series B. The terms of the preferred stock issued by the Company in exchange for the PBOC preferred stock are substantially identical to the preferred stock previously issued by the Company as part of its own participation in the SBLF program (32,000 shares in aggregate with a liquidation preference amount of $1,000 per share), designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series A.

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

	Three months ended September 30,
	2013			2012
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
Basic:
Net (loss) income	$(8,260)	$(274)	$(8,534)	$8,659	$884	$9,543
Less: Preferred stock dividends	916	30	946	298	30	328

Net (loss) income available to common shareholders	$(9,176)	$(304)	$(9,480)	$8,361	$854	$9,215

Weighted average common shares outstanding	17,471,546	579,490	18,051,036	10,618,540	1,084,434	11,702,974

Basic (loss) earnings per common share	$(0.53)	$(0.53)	$(0.53)	$0.79	$0.79	$0.79

Diluted:
Net (loss) income available to common shareholders	$(9,176)	$(304)	$(9,480)	$8,361	$854	$9,215

Weighted average common shares outstanding for basic (loss) earnings per common share	17,471,546	579,490	18,051,036	10,618,540	1,084,434	11,702,974
Add: Dilutive effects of stock awards	—	—	—	397	—	397

Average shares and dilutive potential common shares	17,471,546	579,490	18,051,036	10,618,937	1,084,434	11,703,371

Diluted (loss) earnings per common share	$(0.53)	$(0.53)	$(0.53)	$0.79	$0.79	$0.79

	Nine months ended September 30,
	2013			2012
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
Basic:
Net (loss) income	$(3,039)	$(203)	$(3,242)	$8,337	$844	$9,181
Less: Preferred stock dividends	1,157	77	1,234	946	96	1,042

Net (loss) income available to common shareholders	$(4,196)	$(280)	$(4,476)	$7,391	$748	$8,139

Weighted average common shares outstanding	13,197,764	880,284	14,078,048	10,604,636	1,072,896	11,677,532

Basic (loss) earnings per common share	$(0.32)	$(0.32)	$(0.32)	$0.70	$0.70	$0.70

Diluted:
Net (loss) income available to common shareholders	$(4,196)	$(280)	$(4,476)	$7,391	$748	$8,139

Weighted average common shares outstanding for basic (loss) earnings per common share	13,197,764	880,284	14,078,048	10,604,636	1,072,896	11,677,532
Add: Dilutive effects of stock awards	—	—	—	356	—	356

Average shares and dilutive potential common shares	13,197,764	880,284	14,078,048	10,604,992	1,072,896	11,677,888

Diluted (loss) earnings per common share	$(0.32)	$(0.32)	$(0.32)	$0.70	$0.70	$0.70

For three and nine months ended September 30, 2013, there were 605,235 stock options and 754,574 warrants that were not considered in computing diluted earnings per common share, because they were anti-dilutive. For three and nine months ended September 30, 2012, there were 528,569 stock options and 3,036,959 warrants and 152,740 stock awards that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

NOTE 17 – OFF-BALANCE SHEET COMMITMENTS

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	Contract Amount
	September 30, 2013		December 31, 2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$73,072	$26,776	$52,883	$21,317
Unused lines of credit	7,666	241,463	4,021	84,036
Standby letters of credit	10	6,275	10	1,396

Commitments to make loans are generally made for periods of 30 days or less.

As of September 30, 2013, the Company had total commitments to sell loans of $249.5 million. Total commitments outstanding for the loans held for sale portfolio and IRLCs were $235.9 million and $13.8 million, respectively. For the loans held for sale commitments, $225.5 million and $10.4 million were mandatory commitments and best efforts commitments, respectively. Generally speaking, best efforts commitments do not have a financial penalty for non-delivery. As of September 30, 2013, the IRLCs commitments consisted of $13.8 million best efforts commitments and $167.5 million of mandatory commitments.

NOTE 18 – RELATED-PARTY TRANSACTIONS

The Bank has granted loans to certain officers and directors and their related interests. Such loans amounted to none and $9 thousand at September 30, 2013 and December 31, 2012, respectively.

Deposits from principal officers, directors, and their related interests amounted to $13.3 million and $11.4 million at September 30, 2013 and December 31, 2012, respectively.

On December 27, 2012, the Company entered into a Management Services Agreement (the “Services Agreement”) with CS Financial, Inc. (the “Consultant”), a Southern California-based mortgage banking firm controlled by Jeffrey T. Seabold, then a member of the Boards of Directors of the Company and Bank, and in which certain relatives and entities affiliated with relatives of Steven A. Sugarman, Chief Executive Officer of the Company and member of the Board of Directors of the Company and Bank, also own certain minority, non-controlling interests. Under the Services Agreement, CS Financial agreed to provide the Bank such reasonably requested financial analysis, management consulting, knowledge sharing, training services and general advisory services as the Bank and CS Financial mutually agreed upon with respect to the Bank’s residential mortgage lending business, including strategic plans and business objectives, compliance function, monitoring, reporting and related systems, and policies and procedures, at a monthly fee of $100,000. The Services Agreement was recommended by disinterested members of management of the Bank and negotiated and approved by special committees of the Board of Directors of each of the Company and the Bank (the “Special Committees”), comprised exclusively of independent, disinterested directors of the Boards. Each of the Boards of Directors of the Bank and the Company also considered and approved the Services Agreement, upon the recommendation of the Special Committees. On May 13, 2013, the Bank hired Mr. Seabold as Managing Director of its residential lending division and entered into a three-year employment agreement with Mr. Seabold. Simultaneously, the Bank terminated, with immediate effect, its Services Agreement with the Consultant. For the three and nine months ended September 30, 2013, total compensation paid to CS Financial Inc. amounted to none and $439 thousand, respectively.

NOTE 19 – SUBSEQUENT EVENTS

Merger of the Company’s Two Banking Subsidiaries

On October 11, 2013, the Company announced the completion of the merger of the Company’s two banking subsidiaries, Pacific Trust Bank and The Private Bank of California, into a single bank with a national bank charter issued by the Office of the Comptroller of the Currency, named Banc of California, National Association.

Completion of Branch Sales

As discussed under Note 2, Business Combinations and Branch Sales, on May 31, 2013, the Bank entered into a definitive agreement with AmericanWest Bank, a Washington state chartered bank (AWB), pursuant to which the Bank has agreed to sell eight branches and related assets and deposit liabilities to AWB. This transaction was completed on October 4, 2013. The transaction will result in the transfer of deposits to AWB in exchange for a blended deposit premium of 2.3 percent applied to certain deposit balances transferred at closing approximating $10.7 million. The transferred deposits totaled approximately $464.3 million as of October 4, 2013. Certain other assets related to the branches were sold to AWB as a part of the transaction including the sale of the real estate for three of the branch locations and certain overdraft and other credit facilities related to the deposit accounts.

The sale of these branches is a key part of the Bank’s ongoing effort to improve its overall efficiency and profitability and to reshape the Bank’s retail branch network to focus on servicing small – to mid – sized businesses and high net worth families throughout Los Angeles, Orange and San Diego Counties.

Closing of CS Financial Acquisition

As previously disclosed and as discussed under Note 18, Related Party Transactions, on May 13, 2013, the Bank entered into an employment agreement (the “Employment Agreement”) with Jeffrey T. Seabold pursuant to which Mr. Seabold granted to the Company and Bank an option (the “Call Option”), to acquire CS Financial, Inc. (“CS Financial”), a Southern California-based mortgage banking firm controlled by Mr. Seabold, for a purchase price of $10 million, payable pursuant to the terms provided under the Employment Agreement. Based upon the recommendation of the special committees of independent, disinterested directors of the Board of Directors of each of the Company and Bank (the “Special Committees”), with the assistance of outside financial and legal advisors and consultants, the Boards of Directors of the Company and Bank, with Mr. Steven A. Sugarman, Chief Executive Officer of the Company recusing himself from the discussions and vote due to previously disclosed conflicts of interest, approved the recommendation of the Special Committees and, pursuant to a letter dated July 29, 2013, the Company indicated that the Call Option was being exercised by the Bank, subject to the negotiation and execution of definitive transaction documentation consistent with the applicable provisions of the Employment Agreement and the satisfaction of the terms and conditions set forth therein. The Company completed its acquisition of CS Financial on October 31, 2013.

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the consolidated financial condition of Banc of California, Inc. (the Company or we, us and our), at September 30, 2013, to its financial condition at December 31, 2012, and the results of operations for the three and nine months ended September 30, 2013 and 2012. This discussion should be read in conjunction with the unaudited interim consolidated financial statements and footnotes included herein.

The Company is the bank holding company of Banc of California, National Association (the Bank). The Company derives substantially all of its revenues from the retail, commercial, and mortgage banking services provided by the Bank.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the Consolidated Statements of Financial Condition dates and our results of operations for the reporting period. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, we have established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. Our critical accounting policies are described in “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 to the Consolidated Financial Statements, “Significant Accounting Policies.”

SELECTED FINANCIAL DATA

The following tables set forth certain selected financial data for the periods indicated:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in thousands, except per share data)
AVERAGE BALANCES:
Average gross loans and leases (1)	$2,530,856	$1,197,737	$1,934,555	$954,167
Average investment securities	221,245	123,022	147,459	111,495
Average interest-earning assets	3,286,840	1,444,985	2,397,486	1,158,604
Average total assets	3,439,433	1,520,310	2,509,750	1,227,060
Average total depostis	2,948,644	1,207,801	2,103,721	962,015
Average borrowings	124,419	99,257	131,513	65,534
Average interest-bearing liabilities	2,659,186	1,096,561	1,995,855	912,796
Average stockholders’ equity	336,963	191,958	244,778	187,431
PER SHARE DATA:
Basic earnings (loss) per common share	$(0.53)	$0.79	$(0.32)	$0.70
Diluted earnings (loss) per common share	$(0.53)	$0.79	$(0.32)	$0.70
Basic earnings (loss) per class B common share	$(0.53)	$0.79	$(0.32)	$0.70
Diluted earnings (loss) per class B common share	$(0.53)	$0.79	$(0.32)	$0.70
Common shares outstanding	17,439,562	10,683,327
Class B non-voting non-convertible common stock outstanding	579,490	1,090,061
PERFORMANCE RATIOS:
Return on average assets (2) (3)	-0.98%	2.50%	-0.17%	1.00%
Return on average stockholders’ equity (2) (4)	-10.05%	19.78%	-1.77%	6.54%
Efficiency ratio (5)	115.80%	72.10%	96.28%	81.38%
Net interest spread (6)	3.06%	3.76%	3.39%	3.47%
Net interest margin (7)	3.25%	3.97%	3.56%	3.66%
Average stockholders’ equity to average total assets	9.80%	12.63%	9.75%	15.27%
SELECTED CAPITAL RATIOS:
Banc of California, Inc.
Total risk-based capital ratio	12.64%	11.47%
Tier 1 risk-based capital ratio	11.58%	14.36%
Tier 1 leverage ratio	7.82%	15.61%
PacTrust Bank
Total risk-based capital ratio:	15.39%	17.41%
Tier 1 risk-based capital ratio:	14.14%	16.15%
Tier 1 leverage ratio:	8.11%	11.22%
The Private Bank of California
Total risk-based capital ratio:	11.55%	14.36%
Tier 1 risk-based capital ratio:	11.06%	14.15%
Tier 1 leverage ratio:	8.34%	10.76%
ASSET QUALITY:
Nonaccrual Loans, excluding PCI loans	$15,408	$16,181
90+ delinquent loans, excluding PCI loans	14,100	1,479
Other real estate owned, net	1,383	8,704
Net loan charge-offs	(42)	100	$1,513	$2,402
Allowance for loan losses:
Originated loans	$17,416	$11,663
Purchased/acquired loans:
Non-credit impaired	1,402	716
Credit impaired	312	—

Total purchased/acquired loans	1,714	716

Total ALLL	$19,130	$12,379

Loans:
Originated loans	$1,252,673	$810,010
Purchased/acquired loans:
Non-credit impaired (8)	994,387	300,836
Credit impaired (9)	349,128	104,528

Total purchased/acquired loans	1,343,515	405,364

Total loans	$2,596,188	$1,215,374

ALLL to originated loans	1.39%	1.44%

(1)	Gross loans are net of deferred fees and related direct cost, but excluding the allowance for loan and lease losses
(2)	Calculated based on annualized net income
(3)	Net income divided by average total assets
(4)	Net income divided by average stockholders’ equity
(5)	Total non-interest expense divided by the sum of net interest income before provision for loan and lease losses and total non-interest income
(6)	Average yield earned on interest-earning assets less average rate paid on interest-bearing liabilities

(7)	Annualized net interest income before provision for loan and lease losses divided by average interest-earning assets
(8)	Includes $47.0 million and $3.3 million discounts at September 30, 2013 and 2012, respectively
(9)	Includes $110.1 million and $54.5 million discounts at September 30, 2013 and 2012, respectively

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

The Company announced July 16, 2013 that its corporate name was changed from First PacTrust Bancorp, Inc. to Banc of California, Inc. The new name is intended to reflect the Company’s goal to be the leading community banking organization serving businesses and families in California.

On July 1, 2013, the Company completed its previously announced acquisition of The Private Bank of California (PBOC). The acquisition was accomplished by merging PBOC into Beach Business Bank (Beach), a wholly owned subsidiary of the Company. Upon completion of the transaction, Beach was renamed “The Private Bank of California.” On October 11, 2013, the Company merged PBOC, a California-chartered bank, with the Company’s other banking subsidiary, Pacific Trust Bank, a federal savings bank, to form the Bank, which has a national bank charter issued by the Office of the Comptroller of the Currency. Unless the context indicates otherwise, references to the “Bank” prior to October 11, 2013 mean Pacific Trust Bank and PBOC (Beach prior to July 1, 2013), collectively, and references to the “Bank” on or after October 11, 2013 refer to Banc of California, National Association.

In connection with the rebranding and renaming of the Company and the Bank, the Bank’s residential lending divisions Mission Hills Mortgage Bankers and PacTrust Home Mortgage were consolidated and rebranded under a single national brand, Banc Home Loans. As a division of Banc of California, Banc Home Loans will be positioned to leverage all of the products and resources of the Bank as Banc Home Loans seeks to establish a national presence as a leading provider and innovator in the residential lending business.

As a bank holding company, the Company generally is prohibited from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by regulation or order of the Federal Reserve Board, have been identified as activities closely related to the business of banking or managing or controlling banks.

The Bank is a community-oriented financial institution offering a variety of financial services to meet the banking and financial needs of the communities the Bank serves. The Bank is headquartered in Orange County, California. As of September 30, 2013, the Bank operated twenty-three banking offices in San Diego, Riverside, Orange, and Los Angeles Counties in California and 50 producing loan production offices in California, Arizona, Oregon, Washington and Montana. On October 4, 2013, eight of the Bank’s banking offices were sold to AmericanWest Bank. The sale of these banking offices is a key part of the Bank’s ongoing effort to improve its overall efficiency and profitability and to reshape the Bank’s retail branch network to focus on servicing small – to mid – sized businesses and high net worth families throughout Los Angeles, Orange and San Diego Counties.

The principal business of the Bank consists of attracting deposits from the general public and investing these funds primarily in loans secured by first mortgages on owner-occupied, one-to-four SFR residences, a variety of consumer loans, multi-family and commercial real estate and commercial business loans. The Bank offers a variety of deposit accounts for both individuals and businesses with varying rates and terms, which generally include savings accounts, money market deposits, certificate accounts and checking accounts. The Bank solicits deposits in its market area and, to a lesser extent, from institutional depositors nationwide, and in the past has accepted brokered deposits. Banc Home Loans, the Bank’s residential lending division, operates 50 producing loan production offices and focuses on originating and selling mortgage loans. The Bank also provides SBA loans, as member of the SBA’s Preferred Lender Program. In addition, the acquisition of PBOC gave the Company the ability to offer specialized private banking services to high net worth individuals, family owned businesses, entrepreneurs, law firms, the entertainment business and others who require a very high level of personalized banking services and customized solutions.

During the three months ended September 30, 2013, the Company purchased a certain improved real property office complex located at 1588 South Coast Drive, Costa Mesa, California (the Property) at a purchase price of approximately $40.0 million. The Property is under construction for improvement and will be used for the Company’s main office in the future.

Growth Strategies

•

Expand our franchise through acquisitions or the establishment of de novo branches or banks in markets that offer regional continuity, such as the greater Southern California market and other western markets. The plan is to develop a scalable and meaningful platform for retail bank relationships, residential lending infrastructure and commercial banking development, to which the Company added 8 new producing loan production offices during the three months ended September 30, 2013. In addition, the Company closed the PBOC transaction on July 1, 2013.

•

Continue as a public company with a common stock that is quoted and traded on a national stock market. In addition to providing access to growth capital, we believe a “public currency” provides flexibility in structuring acquisitions and will allow us to attract and retain qualified management through equity-based compensation.

•

Expand our commercial business loan portfolio to diversify both our customer base and maturities of the loan portfolio and to benefit from the low cost deposits associated with individual accounts and the professional, general business, private banking and service industries that are common commercial borrowers. The Company successfully completed two acquisitions in 2012 and one acquisition in 2013 that includes a team of local commercial lending officers which has given us a greater network and far greater capacity to attract commercial and private banking relationships. The Company will seek to continue to develop its commercial lending loans through strategic “lift outs” of lending teams in various geographic markets that have particular business “niches” and “specialty”.

•

Diversify the residential lending platform through additional lending channels such as correspondent lending, warehouse lending and wholesale lending, which will result in expanding production sources and broadening our own product mix and geographic concentration. As a result of our 2012 Gateway acquisition, the Bank acquired a well-established mortgage banking platform (Mission Hills Mortgage Banking or MHMB). The platform provided us with 22 loan production offices in California, Arizona, Oregon and Washington. The Company has opened 28 additional loan production offices subsequent to the acquisition as of September 30, 2013 for a total of 50 producing loan production offices.

•

Enhance the residential lending product mix and loan sale alternatives with Ginnie Mae approval to originate qualified loans that are subsequently sold as mortgage backed securities with a full government credit guaranty. The Bank originated and sold $97.3 million to Ginnie Mae during the third quarter of 2013.

•

Increase our SBA production. SBA loans provide us an option to portfolio or to sell the guaranteed portion of loans in the secondary market. The 2012 acquisitions of Beach and Gateway provided us with a well-established SBA platform from which to grow. With centralized underwriting in Southern California and strong marketing personnel, we anticipate both interest income and non-interest income from SBA production will continue to increase in the near term and become a stable source of recurring income.

•

Purchases of seasoned SFR mortgage loan pools. The Company completed three acquisitions of seasoned SFR mortgage loan pools during 2012 and acquired five pools during the nine months ended September 30, 2013 at a discount to both the current property value of the collateral and the note balance. As of September 30, 2013, the total unpaid principal balance and carrying values of these eight pools was $927.9 million and $789.5 million, respectively. The Company intends to continue the purchase and strategic sale of such loans where management believes it can obtain an attractive risk adjusted return as part of our portfolio diversification strategy.

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

The comparability of the Company’s operating results for the three and nine months ended September 30, 2013 and 2012 is significantly impacted by the Company’s acquisitions of PBOC during the third quarter of 2013 and Beach and Gateway during the third quarter of 2012, as well as the seasoned SFR mortgage loan pool purchases and sales in 2012 and 2013.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
	($ in thousands)
Net interest income	$26,943	$14,408	$12,535	87.0%
Provision for loan and leases losses	(2,109)	(1,031)	(1,078)	104.6%
Noninterest income	18,226	19,512	(1,286)	-6.6%
Noninterest expense	(52,304)	(24,456)	(27,848)	113.9%
Income tax (expense) benefit	710	1,110	(400)	-36.0%

Net income (loss)	(8,534)	9,543	(18,077)	189.4%
Preferred stock dividends	(946)	(328)	(618)	188.4%

Net income (loss) available to common shareholders	$(9,480)	$9,215	$(18,695)	202.9%

For the three months ended September 30, 2013, the Company recorded a net loss of $8.5 million, a decrease of $18.1 million from a net income of $9.5 million for the three months ended September 30, 2012. Preferred stock dividends were $946 thousand and $328 thousand for the three months ended September 30, 2013 and 2012, respectively, and net (loss) income available to common shareholders was $(9.5) million and $9.2 million for the three months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
	($ in thousands)
Net interest income	$63,927	$31,715	$32,212	101.6%
Provision for loan and leases losses	(6,195)	(2,001)	(4,194)	209.6%
Noninterest income	62,226	20,654	41,572	201.3%
Noninterest expense	(121,456)	(42,617)	(78,839)	185.0%
Income tax (expense) benefit	(1,744)	1,430	(3,174)	-222.0%

Net income (loss)	(3,242)	9,181	(12,423)	135.3%
Preferred stock dividends	(1,234)	(1,042)	(192)	18.4%

Net income (loss) available to common shareholders	$(4,476)	$8,139	$(12,615)	155.0%

For the nine months ended September 30, 2013, the Company recorded a net loss of $3.2 million, a decrease of $12.4 million from a net income of $9.2 million for the nine months ended September 30, 2012. Preferred stock dividends were $1.2 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively, and net (loss) income available to common shareholders was $(4.5) million and $8.1 million for the three months ended September 30, 2013 and 2012, respectively.

Net Interest Income

For the three months ended September 30, 2013, net interest income increased by $12.5 million, or 87.0 percent, to $26.9 million, compared to $14.4 million for the three months ended September 30, 2012. The increase in net interest income from 2012 to 2013 was primarily attributable to the increase in loan interest income from the loan growth, loans acquired in connection with the PBOC acquisition and purchases of seasoned SFR mortgage loan pools, partially offset by the increase in interest expense from a larger balance sheet, a full quarter of interest expense associated with the long term debt issued in December 2012, and the mix and higher pricing of deposits. Net interest margin decreased by 0.72 basis points to 3.25 percent for the three months ended September 30, 2013 from 3.97 percent for the three months ended September 30, 2012 as a result of decreasing yields on loans and earning assets, higher pricing of deposits with a larger balance average balance and a high cost on the long term debt. In an effort to increase core deposits, the Bank introduced a premier deposit program that has more aggressive pricing and slightly above market rates during the fourth quarter of 2012.

For the nine months ended September 30, 2013, net interest income increased by $32.2 million, or 101.6 percent, to $63.9 million, compared to $31.7 million for the nine months ended September 30, 2012. The increase in net interest income from 2012 to 2013 was primarily attributable to the increase in loan interest income from the loan growth, loans acquired in connection with the PBOC acquisition and purchases of seasoned SFR mortgage loan pools, partially offset by the increase in interest expense from a larger balance sheet, a full nine month-period of interest expense associated with the long term debt issued in April and December 2012, and the mix and higher pricing of deposits. Net interest margin decreased by 10 basis points to 3.56 percent for the nine months ended September 30, 2013 from 3.66 percent for the nine months ended September 30, 2012 as a result of higher pricing of deposits with a larger balance average balance and a high cost on the long term debt.

The following table shows the average balances of assets, liabilities and shareholders’ equity the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013			2012
	Average Balance	Interest	Average Rate/ Yield	Average Balance	Interest	Average Rate/ Yield
	($ in thousands)
INTEREST EARNING ASSETS
Gross loans (1)	$2,530,856	$32,061	5.03%	$1,197,737	$15,928	5.29%
Securities	221,245	1,292	2.32%	123,022	708	2.29%
Other interest-earning assets (2)	534,739	493	0.37%	124,226	86	0.28%

Total interest-earning assets	3,286,840	33,846	4.09%	1,444,985	16,722	4.60%

Allowance for loan and lease losses	(17,524)			(11,542)
BOLI and non-interest earning assets (3)	170,117			86,867

Total assets	$3,439,433			$1,520,310

INTEREST-BEARING LIABILITIES
Savings	$907,413	$2,471	1.08%	$165,968	$211	0.51%
NOW	447,961	995	0.88%	43,028	24	0.22%
Money market	599,971	556	0.37%	216,753	244	0.45%
Certificates of deposit	579,422	1,062	0.73%	571,555	1,099	0.76%
FHLB advances	40,183	56	0.55%	64,978	74	0.45%
Capital lease obligation	1,334	27	8.03%	255	2	3.12%
Long-term debt	82,902	1,736	8.31%	34,024	660	7.72%

Total interest-bearing liabilities	2,659,186	6,903	1.03%	1,096,561	2,314	0.84%

Noninterest-bearing deposits	413,877			210,497
Non-interest-bearing liabilities	29,407			21,294

Total liabilities	3,102,470			1,328,352
Total shareholders’ equity	336,963			191,958

Total liabilities and shareholders’ equity	$3,439,433			$1,520,310

Net interest income/spread		$26,943	3.06%		$14,408	3.76%

Net interest margin (4)			3.25%			3.97%
Ratio of interest-earning assets to interest-bearing liabilities	123.60%			131.77%

(1)	Gross loans are net of deferred fees, related direct cost and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans are included in the average balance. Loan fees of $530 thousand and $297 thousand and accretion of discount on purchased loans of $5.7 million and $476 thousand for three months ended September 30, 2013 and 2012, respectively, are included in the interest income.
(2)	Includes average balance of FHLB stock at cost and average time deposits with other financial institutions
(3)	Includes average balance of bank-owned life insurance of $18.8 million in 2013 and $18.6 million in 2012
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

	Three months ended September 30, 2013
	Compared to September 30, 2012
	Total Change	Change Due To Volume	Change Due To Rate
	($ in thousands)
INTEREST-EARNING ASSETS
Loans receivable	$16,133	$21,504	$(5,371)
Securities	584	576	8
Other interest-earning assets	407	371	36

Total interest-earning assets	17,124	22,451	(5,327)

INTEREST-BEARING LIABILITIES
Savings	$2,260	$1,802	$458
NOW	971	738	233
Money market	312	599	(287)
Certificates of deposit	(37)	86	(123)
FHLB advances	(18)	(93)	75
Capital lease obligations	25	19	6
Long-term debts	1,076	1,022	54

Total interest-bearing liabilities	4,589	4,173	416

Net interest income	$12,535	$18,278	$(5,743)

Interest income increased by $17.1 million, or 102.4 percent, to $33.8 million for the three months ended September 30, 2013, compared to $16.7 million for the three months ended September 30, 2012. The increase in interest income was primarily due to a $16.1 million increase in interest on loans receivable, $584 thousand increase in interest on securities and $407 thousand increase in other interest-earning assets.

The increase in interest on loans receivable was due mainly to the seasoned SFR mortgage loan pool purchases of $1.02 billion during the nine months ended September 30, 2013 and loan growth associated with the PBOC acquisition. The Company continues to evaluate potential purchases of seasoned SFR mortgage loans priced at an attractive discount.

Average gross loans receivable increased by $1.33 billion, or 111.3 percent, to $2.53 billion for the three months ended September 30, 2013, compared to $1.20 billion for the three months ended September 30, 2012. Yield on average loans receivable decreased by 0.26 basis points to 5.03 percent for the three months ended September 30, 2013, compared to 5.29 percent for the three months ended September 30, 2012. The decrease in yield on average gross loans was due mainly to a large increase in mortgage loans, which generally have lower interest rates than other commercial loans. For the nine months ended September 30, 2013, mortgage loan growth drove 70.6 percent of total loan increase of $1.35 billion. The decrease was partially offset by the attractive yield associated with the seasoned SFR mortgage loan pools. The effective yield on the purchased portfolios of seasoned SFR mortgage loans was 7.15 percent and 12.93 percent, and total interest income recorded from purchased loan pools was $8.1 million and $1.7 million, which includes discount accretion of $4.2 million and $770 thousand for the three months ended September 30, 2013 and 2012, respectively.

Interest expense increased $4.6 million, or 198.3 percent, to $6.9 million for the three months ended September 30, 2013, compared to $2.3 million for the three months ended September 30, 2012. The increase in interest expenses was primarily due to increases in interest-bearing deposits and long-term debt interest expense. During the fourth quarter of 2012, the Bank introduced a premier deposit program that has a more aggressive pricing and slightly above market rates.

Interest expense on interest-bearing deposits increased $3.5 million, or 222.2 percent, to $5.1 million for the three months ended September 30, 2013, compared to $1.6 million for the three months ended September 30, 2012, due mainly to an increase in deposits through the acquisition of PBOC and management’s successful strategy to increase core deposits. As a result of the relationship core deposit campaign commenced by the Bank, core deposits, defined as a sum of noninterest-bearing demand deposits, interest-bearing demand deposits, money market accounts and savings, increased $1.99 billion, or 300.1 percent, to $2.66 billion at September 30, 2013 from $663.6 million at December 31, 2012.

Average long-term debt increased by $48.9 million, or 143.7 percent, to $82.9 million for the three months ended September 30, 2013, compared to $34.0 million for the three months ended September 30, 2012, due mainly to the additional long term debt raised for aggregate principal amounts of $51.8 million during the three months ended December 31, 2012.

The following table shows the average balances of assets, liabilities and shareholders’ equity the amount of interest income and interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013			2012
	Average Balance	Interest	Average Rate/ Yield	Average Balance	Interest	Average Rate/ Yield
	($ in thousands)
INTEREST EARNING ASSETS
Gross loans (1)	$1,934,555	$76,751	5.30%	$954,167	$35,060	4.91%
Securities	147,459	2,159	1.96%	111,495	2,139	2.56%
Other interest-earning assets (2)	315,472	845	0.36%	92,942	226	0.32%

Total interest-earning assets	2,397,486	79,755	4.45%	1,158,604	37,425	4.31%

Allowance for loan and lease losses	(16,446)			(11,766)
BOLI and non-interest earning assets (3)	128,710			80,222

Total assets	$2,509,750			$1,227,060

INTEREST-BEARING LIABILITIES
Savings	$571,830	$4,342	1.02%	$88,410	$233	0.35%
NOW	280,352	1,712	0.82%	20,582	61	0.40%
Money market	423,672	1,042	0.33%	211,070	658	0.42%
Certificates of deposit	588,488	3,290	0.75%	527,200	3,333	0.84%
FHLB advances	46,721	177	0.51%	45,996	266	0.77%
Capital lease obligation	1,115	59	7.07%	133	4	4.02%
Long-term debt	83,677	5,206	8.32%	19,405	1,155	7.95%

Total interest-bearing liabilities	1,995,855	15,828	1.06%	912,796	5,710	0.84%

Noninterest-bearing deposits	239,379			114,753
Non-interest-bearing liabilities	29,738			12,080

Total liabilities	2,264,972			1,039,629
Total shareholders’ equity	244,778			187,431

Total liabilities and shareholders’ equity	$2,509,750			$1,227,060

Net interest income/spread		$63,927	3.39%		$31,715	3.47%

Net interest margin (4)			3.56%			3.66%
Ratio of interest-earning assets to interest-bearing liabilities	120.12%			126.93%

(1)	Gross loans are net of deferred fees and related direct cost, but exclude the allowance for loan and lease losses. Non-accrual loans are included in the average balance. Loan fees of $1.0 million and $407 thousand and accretion of discount on purchased loans of $13.7 million and $908 thousand for nine months ended September 30, 2013 and 2012, respectively, are included in interest income.
(2)	Includes average balance of FHLB stock at cost and average time deposits with other financial institutions
(3)	Includes average balance of bank-owned life insurance of $18.8 million in 2013 and $18.5 million in 2012
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

	Nine months ended September 30, 2013
	Compared to September 30, 2012
	Total Change	Change Due To Volume	Change Due To Rate
	($ in thousands)
INTEREST-EARNING ASSETS
Loans receivable	$41,691	$38,654	$3,037
Securities	20	791	(771)
Other interest-earning assets	619	594	25

Total interest-earning assets	42,330	40,039	2,291

INTEREST-BEARING LIABILITIES
Savings	$4,109	$3,056	$1,053
NOW	1,651	1,522	129
Money market	384	623	(239)
Certificates of deposit	(43)	493	(536)
FHLB advances	(89)	7	(96)
Capital lease obligations	55	49	6
Long-term debts	4,051	3,995	56

Total interest-bearing liabilities	10,118	9,745	373

Net interest income	$32,212	$30,294	$1,918

Interest income increased by $42.3 million, or 113.1 percent, to $79.8 million for the nine months ended September 30, 2013, compared to $37.4 million for the nine months ended September 30, 2012. The increase in interest income was primarily due to a $41.7 million increase in interest on loans receivable and $619 thousand increase in other interest-earning assets.

The increase in interest on loans receivable was due mainly to the seasoned SFR mortgage loan pool purchases of $1.20 billion during the nine months ended September 30, 2013 and other loan purchases of $66.7 million during the second half of 2012 along with loan growth associated with the business acquisitions. The Company continues to evaluate potential purchases of seasoned SFR mortgage loans priced at an attractive discount.

Average gross loans receivable increased by $980.4 million, or 102.7 percent, to $1.93 billion for the nine months ended September 30, 2013, compared to $954.2 million for the nine months ended September 30, 2012. Yield on average loans receivable also increased by 39 basis points to 5.30 percent for the nine months ended September 30, 2013, compared to 4.91 percent for the nine months ended September 30, 2012. The increase in yield on average gross loans was due mainly to the attractive yield associated with the seasoned SFR mortgage loan pools. The effective yield on the purchased portfolios of seasoned SFR mortgage loans was 8.25 percent and 11.89 percent and total interest income recorded from purchased loan pools was $20.1 million and $2.7 million, which includes discount accretion of $11.9 million and $1.2 million, for the nine months ended September 30, 2013 and 2012, respectively.

The decrease in interest on securities was due mainly to a continuous reduction of the reinvestment rate from the current low interest rate environment.

Interest expense increased $10.1 million, or 177.2 percent, to $15.8 million for the nine months ended September 30, 2013, compared to $5.7 million for the nine months ended September 30, 2012. The increase in interest expenses was primarily due to increases in interest-bearing deposits and long-term debt interest expense.

Interest expense on interest-bearing deposits increased $6.1 million, or 142.4 percent, to $10.4 million for the nine months ended September 30, 2013, compared to $4.3 million for the nine months ended September 30, 2012, due mainly to an increase in deposits through the business acquisitions and management’s strategy to increase core deposits during 2013.

Average long-term debt increased by $64.3 million, or 331.2 percent, to $83.7 million for the nine months ended September 30, 2013, compared to $19.4 million for the nine months ended September 30, 2012, due mainly to an additional long term debt raised for aggregate principal amount $51.8 million during the three months ended December 31, 2012.

Provision for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses to absorb probable expected losses presently inherent in the loan and lease portfolio. The allowance is based on ongoing assessments of the estimated probable losses presently inherent in the loan and lease portfolio. In evaluating the level of the allowance for loan and lease losses, management considers the types of loans and leases and the amount of loans and leases in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The Company currently takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually, primarily through the evaluation of cash flows or collateral values. Management uses available information to recognize loan and lease losses, however, future loan and lease loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan and lease losses as of September 30, 2013 was maintained at a level that represented management’s best estimate of incurred losses in the loan and lease portfolio to the extent they were both probable and reasonably estimable as of the balance sheet date. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. During the nine months ended September 30, 2013, the Company acquired five pools of loans which were partially ASC 310-30 loans. During the nine months ended September 30, 2013, there was no provision for loan and lease losses or allowance for loan and lease losses related to these pools as these loans were acquired at 16.9 percent discount to the aggregated unpaid principal balances and there was no impairment on these pools. The Company may recognize provision for loan and lease losses in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield.

Provisions for loan and lease losses are charged to operations at a level required to reflect probable incurred credit losses in the loan and lease portfolio. In this regard, a majority of the Company’s loans and leases are to individuals and businesses in Southern California. During the three months ended September 30, 2013 and 2012, the Company provided $2.1 million and $1.0 million, respectively, and during the nine months ended September 30, 2013 and 2012, the Company provided $6.2 million and $2.0 million, respectively, to its provision for loan and lease losses. The increase in 2013 related primarily to general reserve allocations on new loan and lease originations and impairments on seasoned SFR mortgage loan pools and PCI loans related to the Beach and Gateway acquisitions. On a quarterly basis, the Company evaluates the PCI loans relating to the Beach Business Bank and Gateway Business Bank acquisitions and the loan pools for potential impairment. We had none and $929 thousand provision for loan losses for the three and nine months ended September 30, 2013, respectively. There was no impairment on PCI loans in 2012. The provision for losses on these loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding loans/loan pools and the analysis of the loan performance data since the acquisition of these loans. The Company will continue updating cash flow projections on PCI loans on a quarterly basis. Due to the uncertainty in the future performance of the PCI loans, additional impairments may be recognized in the future.

Noninterest Income

The following table sets forth the breakdown of non-interest income for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
	($ in thousands)
Customer service fees	$621	$543	$78	14.4%
Loans servicing income	293	146	147	100.7%
Income from bank owned life insurance	42	69	(27)	-39.1%
Net gain (loss) on sale of securities available for sale	10	(12)	22	183.3%
Net gain on sale of loans	484	59	425	720.3%
Net gain on mortgage banking activities	16,231	5,546	10,685	192.7%
Bargain purchase gain	—	12,055	(12,055)	-100.0%
Other income	545	1,106	(561)	-50.7%

Total noninterest income	$18,226	$19,512	$(1,286)	-6.6%

Noninterest income decreased $1.3 million to $18.2 million for the three months ended September 30, 2013 compared to $19.5 million for the three months ended September 30, 2012, primarily due to a bargain purchase gain of $12.1 million recognized from the Company’s acquisition of Gateway during the three months ended September 30, 2012, partially offset by a $10.7 million increase in mortgage banking related income.

Customer service fees, which consist of deposit product related service charges, increased by $78 thousand, or 14.4 percent, to $621 thousand for the three months ended September 30, 2013, compared to $543 thousand for the three months ended September 30, 2012 due mainly to increases in transaction deposit accounts.

Loans servicing income increased by $147 thousand, or 100.7 percent, to $293 thousand for the three months ended September 30, 2013, compared to $146 thousand for the three months ended September 30, 2012 due mainly to an increase in servicing retained sold mortgage loans. The unpaid principal balance of these loans were $760.8 million and $202.0 million at September 30, 2013 and 2012, respectively.

Net gain on sale of loans increased by $425 thousand, or 720.3 percent, to $484 thousand for the three months ended September 30, 2013, compared to $59 thousand for the three months ended September 30, 2012, due mainly to an increase in sales of other loans that were originated by divisions other than MHMB of the Bank’s residential lending division. For the three months ended September 30, 2013, the Bank sold $64.0 million of loans.

The Company reported $16.2 million in net gain on mortgage banking activities related to the MHMB division of the Bank. MHMB originates single family residential mortgage loans and sells these loans in the secondary market. The amount of net gain on mortgage banking activities is a function of mortgage loans originated for sale and the fair value of these loans. Net gain on mortgage banking activities includes mark to market pricing adjustments on loan commitments and forward sales contracts, initial capitalized value of mortgage servicing rights (MSRs) and loan origination fees.

For the three months ended September 30, 2013, MHMB originated $521.0 million in loans and sold $517.5 million of loans in the secondary market. The net gain and margin on these sales were $5.7 million and 1.1 percent, respectively, and loan origination fees were $3.8 million for the three months ended September 30, 2013. In addition, we also had changes in amounts related to derivatives and the fair value of the mortgage loans held for sale. Changes in amounts related to loan commitments and forward sales commitments amount to a net loss of $11.8 million for the three months ended September 30, 2013. The net change in the fair value of the loans held for sale was a net gain of $11.4 million for the three months ended September 30, 2013. The initial capitalized value of our MSRs totaled $2.8 million on $304.1 million of loans sold servicing retained to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended September 30, 2013. Other fee income associated with loan originations and sales, net of other adjustments, was $4.3 million for the three months ended September 30, 2013.

The following table sets forth the breakdown of non-interest income for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
	($ in thousands)
Customer service fees	$1,676	$1,282	$394	30.7%
Loans servicing income	939	146	793	543.2%
Income from bank owned life insurance	130	198	(68)	-34.3%
Net gain (loss) on sale of securities available for sale	319	(83)	402	484.3%
Net gain on sale of loans	4,520	204	4,316	2115.7%
Net gain on mortgage banking activities	52,862	5,546	47,316	853.2%
Bargain purchase gain	—	12,055	(12,055)	-100.0%
Other income	1,780	1,306	474	36.3%

Total noninterest income	$62,226	$20,654	$41,572	201.3%

Noninterest income increased $41.6 million to $62.2 million for the nine months ended September 30, 2013 compared to $20.7 million for the nine months ended September 30, 2012, primarily due to a $47.3 million increase mortgage banking related income, a $4.3 million increase in net gain on sale of loans, a $793 thousand increase in loans servicing income, a $394 thousand increase in customer service fees, partially offset by a $12.1 million bargain purchase gain recognized for the three months ended September 30, 2012 from the acquisition of Gateway.

Customer service fees, which consist of deposit product related service charges, increased by $394 thousand, or 30.7 percent, to $1.7 million for the nine months ended September 30, 2013, compared to $1.3 million for the nine months ended September 30, 2012 due mainly to increases in transaction deposit accounts.

Net gain on sale of securities available for sale increased as a result of the Company’s decision to sell $127.0 million of securities during the nine months ended September 30, 2013.

Net gain on sale of loans increased $4.3 million due primarily to net gain of $3.4 million recognized from a sale of seasoned SFR mortgage pools with total outstanding unpaid principal balance of $162.2 million and a carrying value of $100.6 million, plus accrued interest, and increase of sales of $156.4 million loans originated by divisions other than MHMB during the nine months ended September 30, 2013.

The Company reported $52.9 million in net gain on mortgage banking activities related to the MHMB division of the Bank. MHMB originates single family residential mortgage loans and sells these loans in the secondary market. The amount of net gain on mortgage banking activities is a function of mortgage loans originated for sale and the fair value of these loans. Net gain on mortgage banking activities includes mark to market pricing adjustments on loan commitments and forward sales contracts, initial capitalized value of mortgage servicing rights (MSRs) and loan origination fees.

For the nine months ended September 30, 2013, the MHMB mortgage operations unit has originated $1.39 billion of loans and sold $1.25 billion of loans in the secondary market. The net gain and margin on these sales were $29.6 million and 2.4 percent, respectively, and loan origination fees were $8.8 million for the nine months ended September 30, 2013. In addition, we also had changes in amounts related to derivatives and the fair value of the mortgage loans held for sale. Changes in amounts related to loan commitments and forward sales commitments amounted to a net loss of $5.0 million for the nine months ended September 30, 2013. The net change in the fair value of the loans held for sale was a net gain of $12.9 million for the nine months ended September 30, 2013. The initial capitalized value of our MSRs, which totaled $5.4 million on $561.1 million of loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the nine months ended September 30, 2013. Other fee income associated with loan originations and sales, net of other adjustments, were $1.2 million for the nine months ended September 30, 2013.

Noninterest Expense.

The following table sets forth the breakdown of non-interest expense for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
	($ in thousands)
Salaries and employee benefits, excluding commissions	$23,974	$11,893	$12,081	101.6%
Commissions	6,205	1,720	4,485	260.8%

Total Salaries and employee benefits	30,179	13,613	16,566	121.7%
Occupancy and equipment	5,247	2,473	2,774	112.2%
Professional fees	4,560	3,788	772	20.4%
Data processing	1,552	1,037	515	49.7%
Advertising	1,664	395	1,269	321.3%
Regulatory assessments	986	291	695	238.8%
Loan servicing and foreclosure expense	276	83	193	232.5%
Operating loss on equity investment	120	76	44	57.9%
Valuation allowance for OREO	18	36	(18)	-50.0%
Net (gain) loss on sales of OREO	(73)	42	(115)	-273.8%
Provision for loan repurchases	375	172	203	118.0%
Amortization of intangible assets	973	329	644	195.7%
Impairment on intangible assets	976	—	976	NM
Other expense	5,451	2,121	3,330	157.0%

Total noninterest expense	$52,304	$24,456	$27,848	113.9%

Noninterest expense increased by $27.8 million, or 113.9 percent, to $52.3 million for the three months ended September 30, 2013 compared to $24.5 million for the three months ended September 30, 2012. This increase was primarily the result of a $16.6 million increase in salaries and employee benefits that includes a $4.5 million increase in commissions paid for mortgage banking activities, a $3.3 million increase in other expenses, a $2.8 million increase in occupancy and equipment expense, a $772 thousand increase in professional fees, a $515 thousand increase in data processing, a $976 thousand impairment on intangible assets and a $1.3 million increase in advertising. The increase in expense relates predominately to the acquisitions of PBOC, Beach and Gateway. The mortgage banking strategy and growth has had an impact on the growth of overall noninterest expense as well.

Salaries and employee benefits excluding commissions represented 45.8 percent and 48.6 percent of total noninterest expense for the three months ended September 30, 2013 and September 30, 2012, respectively. Total salaries and employee benefits, excluding commissions, increased $12.1 million, or 101.6 percent, to $24.0 million for the three months ended September 30, 2013 from $11.9 million for the three months ended September 30, 2012, due to additional compensation expense related to an increase in full-time equivalent employees resulting from the PBOC, Beach and Gateway acquisitions and business expansion from MHMB. Commission expense, which is a variable expense, primarily related to single family mortgage originations, approximated $6.2 million for the three months ended September 30, 2013. Total originations for the three months ended September 30, 2013 were $521.0 million.

Occupancy and equipment expense increased $2.8 million, or 112.2 percent, to $5.2 million for the three months ended September 30, 2013 from $2.5 million for the three months ended September 30, 2012, primarily due to the increased building and equipment maintenance related to the relocation and expansion of the Company’s headquarters to Irvine, new branch locations from the Beach and Gateway acquisitions last year, and 8 new producing loan production offices for MHMB opened for the three months ended September 30, 2013.

Total professional fees increased $772 thousand, or 20.4 percent, to $4.6 million for the three months ended September 30, 2013 from $3.8 million for the three months ended September 30, 2012, due to increased accounting, consulting and legal fees related to the PBOC acquisition and other professional fees related to the integration of the Bank’s current systems.

Data processing expense increased $515 thousand or 49.7 percent, due mainly to a higher volume transactions and number of accounts from the increased loans and deposits.

Other expenses increased $3.3 million, or 157.0 percent, to $5.5 million for the three months ended September 30, 2013 from $2.1 million for the three months ended September 30, 2012, due to the mortgage banking operations and filing and printing fees of the Company’s SEC documents. During the three months ended September 30, 2013, the Company wrote off all remaining trade name of $976 thousand due to the merger of the Company’s two banking subsidiaries into a single bank.

The following table sets forth the breakdown of non-interest expense for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2013	2012	Amount	Percentage
	($ in thousands)
Salaries and employee benefits, excluding commissions	$58,252	$21,937	$36,315	165.5%
Commissions	16,318	1,720	14,598	848.7%

Total Salaries and employee benefits	74,570	23,657	50,913	215.2%
Occupancy and equipment	12,070	4,793	7,277	151.8%
Professional fees	9,804	5,318	4,486	84.4%
Data processing	3,827	1,946	1,881	96.7%
Advertising	3,076	848	2,228	262.7%
Regulatory assessments	1,578	971	607	62.5%
Loan servicing and foreclosure expense	628	788	(160)	-20.3%
Operating loss on equity investment	410	229	181	79.0%
Valuation allowance for OREO	97	205	(108)	-52.7%
Net (gain) loss on sales of OREO	(224)	(466)	242	51.9%
Provision for loan repurchases	1,363	172	1,191	692.4%
Amortization of intangible assets	1,707	329	1,378	418.8%
Impairment on intangible assets	976	—	976	NM
Other expense	11,574	3,827	7,747	202.4%

Total noninterest expense	$121,456	$42,617	$78,839	185.0%

Noninterest expense increased by $78.8 million, or 185.0 percent, to $121.5 million for the nine months ended September 30, 2013 compared to $42.6 million for the nine months ended September 30, 2012. This increase was primarily the result of a $50.9 million increase in salaries and employee benefits that includes a $14.6 million increase in commissions paid for mortgage banking activities, a $7.3 million increase in occupancy and equipment expense, a $7.7 million increase in other expense, a $4.5 million increase in professional fees, a $1.9 million increase in data processing, a $976 thousand impairment on intangible assets, a $1.2 million increase in provision for loan repurchases and a $2.2 million increase in advertising. The increase in expense relates predominately to the acquisitions of PBOC, Beach and Gateway. The mortgage banking strategy and growth has had an impact on the growth of overall noninterest expense as well.

Salaries and employee benefits excluding commissions represented 48.0 percent and 51.5 percent of total noninterest expense for the nine months ended September 30, 2013 and September 30, 2012, respectively. Total salaries and employee benefits, excluding commissions, increased $36.3 million, or 165.5 percent, to $58.3 million for the nine months ended September 30, 2013 from $21.9 million for the nine months ended September 30, 2012, due to additional compensation expense related to an increase in full-time equivalent employees resulting from the PBOC, Beach and Gateway acquisitions. The additional staff and the growth related to the mortgage banking operations has contributed to the increase to a significant degree. Commission expense, which is a variable expense, primarily related to single family mortgage originations, approximated $16.3 million for the nine months ended September 30, 2013. Total originations for the nine months ended September 30, 2013 were $1.39 billion.

Occupancy and equipment expense increased $7.3 million, or 151.8 percent, to $12.1 million for the nine months ended September 30, 2013 from $4.8 million for the nine months ended September 30, 2012, primarily due to the increased building and equipment maintenance related to the relocation and expansion of the Company’s headquarters to Irvine, new branch locations from the PBOC, Beach and Gateway acquisitions last year, and 27 new producing loan production offices for MHMB opened during the nine months ended September 30, 2013.

Total professional fees increased $4.5 million, or 84.4 percent, to $9.8 million for the nine months ended September 30, 2013 from $5.3 million for the nine months ended September 30, 2012, due to increased accounting, consulting and legal fees related to the PBOC acquisition as well as consulting costs associated with the integration of the Bank’s systems.

Data processing expense increased $1.9 million or 96.7 percent due mainly to a higher volume transactions and number of accounts from the increased loans and deposits.

Provision for loan repurchases on loans sold of $1.2 million represents the expected losses on the $1.39 billion of loans originated during the nine months ended September 30, 2013, as well as adjustments due to our changes in estimates of expected losses from probable repurchase obligations related to loans sold in prior periods.

Other expenses increased $7.7 million, or 202.4 percent, to $11.6 million for the nine months ended September 30, 2013 from $3.8 million for the nine months ended September 30, 2012, due to the mortgage banking operations and filing and printing of the Company’s SEC documents. The Company also wrote off all remaining trade name of $976 thousand due to the merger of the Company’s two banking subsidiaries into a single bank.

Income Tax Expense

For the three months ended September 30, 2013 and 2012, income tax benefit was $710 thousand and $1.1 million, respectively, and the effective tax rate was 7.7 percent and (13.2) percent, respectively. For nine months ended September 30, 2013 and 2012, income tax expense (benefit) was $1.7 million and $(1.4) million, respectively, and effective tax rate was (116.4) percent and (18.4) percent, respectively. The Company’s effective tax rate increased due to increases in the valuation allowances and other permanent detriments.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purpose and tax basis of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. As of September 30, 2013, the Company had a net deferred tax asset of $5.5 million, net of a $12.3 million valuation allowance and as of December 31, 2012, the Company had a net deferred tax asset of $7.6 million, net of an $8.4 million valuation allowance. The net deferred tax asset as of September 30, 2013 and December 31, 2012 is supported by tax planning strategies.

The Company adopted the provisions of ASC 740-10-25 (formally FIN 48), which relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on January 1, 2007. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2013 and December 31, 2012, the Company had no unrecognized tax benefits. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense. At September 30, 2013 and December 31, 2012, the Company had no accrued interest or penalties. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2009 (except for Gateway Bancorp’s pre-acquisition federal tax return which is currently under examination by the Internal Revenue Service for the 2008 and 2009 tax years). The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2008 (other state income and franchise tax statutes of limitations vary by state).

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

The Company’s framework for assessing the recoverability of deferred tax assets weighs the projection of operating profitability, various prudent and feasible tax planning strategies, and cumulative pre-tax book losses over the prior 36 months. The framework requires the Company to consider all available evidence, including:

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

Despite several favorable developments, the Company cannot reasonably predict future operating profitability necessary to realize all of its deferred tax assets. Based on this evidence at September 30, 2013, the Company cannot yet overcome this significant negative evidence to assert at this time that the deferred tax asset will be realized in totality.

At September 30, 2013 and December 31, 2012, the valuation allowance was $12.3 million and $8.4 million, respectively.

FINANCIAL CONDITION

Total assets increased by $2.04 billion, or 121.0 percent, to $3.72 billion at September 30, 2013, compared to $1.68 billion at December 31, 2012. The increase in total assets was due primarily to a $1.34 billion increase in net loans and leases receivable, a $254.0 million increase in loans held for sale, a $307.4 million increase in cash and cash equivalents and a $46.6 million increase in investment securities.

Investment Securities

The primary goal of our investment securities portfolio is to provide a relatively stable source of income while maintaining an appropriate level of liquidity. Investment securities provide a source of liquidity by being pledged as collateral for repurchase agreements and for certain public funds deposits. Investment securities classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of shareholders’ equity. All investment securities have been classified as available-for-sale securities as of September 30, 2013 and December 31, 2012.

Total investment securities available-for-sale increased by $46.6 million, or 38.4 percent, to $168.0 million at September 30, 2013, compared to $121.4 million at December 31, 2012, due mainly to acquired securities of $219.3 million from the acquisition of PBOC and $51.5 million of purchases, partially offset by $127.0 million of sales, $82.9 million of principal payments and $12.2 million of calls and pay-offs. Investment securities had a net unrealized loss of $508 thousand at September 30, 2013, compared to a net unrealized gain of $736 thousand at December 31, 2012.

	September 30, 2013			December 31, 2012
	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)	Amortized Cost	Fair Value	Net Unrealized Gain (Loss)
	(In thousands)
Available-for-sale
U.S. Treasury notes	$110	$110	$—	$—	$—	$—
SBA loan pools securities	1,794	1,771	(23)	—	—	—
U.S. government-sponsored entities and agency securities	1,925	1,942	17	2,706	2,710	4
State and Municipal securities	—	—	—	9,660	9,944	284
Private label residential mortgage-backed securities	17,208	17,334	126	41,499	41,846	347
Agency mortgage-backed securities	147,469	146,841	(628)	66,818	66,919	101

Total securities available for sale	$168,506	$167,998	$(508)	$120,683	$121,419	$736

Loans and Leases Receivable

The following table shows the loan and lease portfolio composition by type, excluding loans held for sale, as of the dates indicated.

	September 30,	December 31,	Increase (Decrese)
	2013	2012	Amount	Percentage
	($ in thousands)
Commercial
Commercial and industrial	$250,923	$80,393	$170,530	212.1%
Real estate mortgage	483,198	339,888	143,310	42.2%
Multi-family	130,182	113,674	16,508	14.5%
SBA	27,724	36,120	(8,396)	-23.2%
Construction	22,827	6,648	16,179	243.4%
Lease financing	21,325	11,203	10,122	90.4%
Consumer:
Real estate 1-4 family first mortgage	1,389,499	438,720	950,779	216.7%
Green Loan—First Liens	158,517	198,351	(39,834)	-20.1%
Green Loan—Second Liens	6,309	7,653	(1,344)	-17.6%
HELOC’s, home equity loans, and other consumer installment credit	103,638	13,909	89,729	645.1%

Total	$2,594,142	$1,246,559	$1,347,583	108.1%

Net deferred loan costs	$842	$447	$395	88.4%
Unamortized purchase premium	1,204	1,465	(261)	-17.8%
Allowance for loan losses	(19,130)	(14,448)	(4,682)	32.4%

Loans and leases receivable, net	$2,577,058	$1,234,023	$1,343,035	108.8%

Seasoned SFR Mortgage Loan Acquisition

During the nine months ended September 30, 2013, the Company completed five seasoned SFR mortgage loan pool acquisitions with unpaid principal balances and fair values of $1.02 billion and $846.6 million (excluding accrued interest paid and acquisition costs at settlement) at their respective acquisition dates. These loan pools generally consist of re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. The Company was able to acquire these loans at a significant discount to both current property value at acquisition and note balance.

The Company determined that certain loans in these seasoned SFR mortgage loan acquisitions reflect credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The unpaid principal balances and fair values of these loans at the respective dates of acquisition were $471.4 million and $342.2 million, respectively. At September 30, 2013, the unpaid principal balance and carrying value of these loans were $333.7 million and $267.2 million, respectively.

For each acquisition the Company was able to utilize its background in mortgage credit analysis to re-underwrite the borrower’s credit to arrive at what it believes to be an attractive risk adjusted return for a highly collateralized investment in performing mortgage loans. The acquisition program implemented and executed by the Company involved a multifaceted due diligence process that included compliance reviews, title analyses, review of modification agreements, updated property valuation assessments, collateral inventory and other undertakings related to the scope of due diligence. In aggregate, the purchase price of the loans was less than 61.1 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 83.1 percent of note balance at the time of acquisition. At the time of acquisition, approximately 86.3 percent of the mortgage loans by current principal balance (excluding any forbearance amounts) had the original terms modified at some point since origination by a prior owner or servicer. The mortgage loans had a current weighted average interest rate of 4.39 percent, determined by current principal balance. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 655. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $292 thousand. Approximately 89.6 percent of the borrowers by current principal balance had made at least 12 monthly payments in the 12 months preceding the trade date (or, in some cases calculated as making 11 monthly payments in the 11 months preceding the trade date), and 94.0 percent had made nine monthly payments in the nine months preceding the trade date. The mortgage loans are secured by residences located in all 50 states and Washington DC, with California being the largest state concentration representing 36.3 percent of the note balance, and with no other state concentration exceeding 10.0 percent based upon the current note balance.

During the course of 2012, the Company completed three seasoned SFR loan acquisitions with unpaid principal balances and fair values of $114.8 million and $66.7 million at the respective acquisition dates. These loan pools generally consist of re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. In aggregate, the purchase price of the loans was less than 70 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 60 percent of note balance at the time of acquisition. The mortgage loans had a current weighted average interest rate of 4.13 percent, determined by current unpaid principal balance. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 632. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $252 thousand. As of September 30, 2013, the unpaid principal balance and carrying value of these loans were $87.5 million and $53.7 million, respectively.

At September 30, 2013 and December 31, 2012, approximately 4.32 percent and 6.00 percent of unpaid principal balance of these loans were delinquent 60 or more days and 1.00 percent and 0.23 percent respectively were in bankruptcy or foreclosure. During the nine months ended September 30, 2013, delinquencies on seasoned SFR loan pools increased due to additional acquisitions as well as a transfer of servicing.

The outstanding balance and carrying amount of PCI loans and leases at September 30, 2013 and December 31, 2012 is as follows.

	September 30, 2013		December 31, 2012
	Outstanding	Carrying	Outstanding	Carrying
	Balance	Amount	Balance	Amount
	($ in thousand)
Commercial
Commercial and industrial	$5,119	$3,600	$11,350	$6,808
Real estate mortgage	25,405	18,987	22,698	21,837
Multi-family	1,188	831	1,208	845
SBA	5,096	3,801	7,967	5,608
Consumer:
Real estate 1-4 family first mortgage	421,446	321,078	108,428	65,066
HELOC’s, home equity loans, and other consumer installment credit	954	831	110	56

Outstanding balance	$459,208	$349,128	$151,761	$100,220

Accretable yield, or income expected to be collected, is as follows:

	Three months ended September 30,		Nine months ended September 30,

	2013	2012	2013	2012
	($ in thousand)
Balance at beginning of period	$98,239	$6,608	$32,207	$—
New loans or leases purchased	59,798	28,852	155,416	35,892
Accretion of income	(4,684)	(318)	(12,195)	(750)
Reclassifications from nonaccretable difference	154	—	(5,034)	—
Disposals	(5,881)	—	(22,768)	—

Balance at end of period	$147,626	$35,142	$147,626	$35,142

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

Non-Traditional Mortgage Portfolio

The Company’s non-traditional mortgage (“NTM”) portfolio is comprised of three interest only products: the Green Account Loans (Green Loans), the hybrid interest only fixed or adjustable rate mortgage (Interest Only) loans and a small number of loans with the potential for negative amortization. As of September 30, 2013 and December 31, 2012, the non-traditional mortgages totaled $374.3 million or 14.4 percent of the total gross loan portfolio and $368.2 million or 29.5 percent of the total gross loan portfolio, respectively. Despite the decrease in percentage to total gross loan portfolio, total NTM loans increased $6.0 million or 1.6 percent. The following table represents the composition of the NTM portfolio at the dates indicated:

	September 30, 2013			December 31, 2012
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green	203	$164,826	44.0%	239	$206,004	56.0%
Interest-only	292	192,363	51.4	191	142,978	38.8
Negative amortization	38	17,074	4.6	40	19,262	5.2

Total NTM loans	533	$374,263	100.0%	470	$368,244	100.0%

Total gross loan portfolio		$2,594,142			$1,246,559
% of NTM to total gross loan portfolio		14.4%			29.5%

Green Loans

Included in the Company’s loan and lease portfolio segments are Total Green Loans in dollar amounts and in percentages as of the dates indicated:

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	($ in thousands)
Green Loans (HELOC)—First Liens	$158,517	96.2%	$198,351	96.3%
Green Loans (HELOC)—Second Liens	6,309	3.8%	7,653	3.7%

Total Green Loans	$164,826	100.0%	$206,004	100.0%

At September 30, 2013, Green Loans totaled $164.8 million, a decrease of $41.2 million or 20.0 percent from $206.0 million at December 31, 2012, primarily due to reductions in principal balance and payoffs of $9.2 million and $39.7 million, respectively, partially offset by advances of $7.7 million. As of September 30, 2013 and December 31, 2012, $4.5 million and $5.7 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios. The Company discontinued the Green Loan products in 2011.

The table below represents the Company’s activity in the non-traditional one-to-four SFR Green Loan first lien portfolio for the period indicated:

	September 30, 2013
	Three months ended	Nine months ended
	(In thousands)
Beginning Balance	$169,439	$198,351
Principal and Interest Advances	1,719	7,226
Payoffs	(11,765)	(38,570)
Principal Payments	(876)	(8,490)

Ending Balance	$158,517	$158,517

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

The Green Loans are similar to HELOCs in that they are collateralized primarily by the equity in one-to-four SFR Mortgage loans. However, some Green Loans are subject to differences from HELOCs relating to certain characteristics including one-action laws. Similar to a Green Loans, HELOCs allow the borrower to draw down on the credit line based on an established loan amount for a period of time, typically 10 years, requiring an interest only payment with an option to pay principal at any time. A typical HELOC provides that at the end of the term the borrower can continue to make monthly principal and interest payments based on the loan balance until the maturity date. The Green Loan is an interest only loan with a maturity of 15 years at which time the loan comes due and payable with a balloon payment due at maturity. The unique payment structure also differs from a traditional HELOC in that payments are made through the direct linkage of a personal checking account to the loan through a nightly sweep of funds into the Green Account. This reduces any outstanding balance on the loan by the total amount deposited into the checking account. As a result, every time a deposit is made, effectively a payment to the Green Loan is made. HELOCs typically do not cause the loan to be paid down by a borrower’s depositing of funds into their checking account at the same bank.

Credit guidelines for Green Loans were established based on borrower FICO scores, property type, occupancy type, loan amount, and geography. Property types include one-to-four SFR and second trust deeds where the Company owned the first liens, owner occupied as well as non-owner occupied properties. The Company utilized its underwriting guidelines for first liens to underwrite the Green Loans secured by second trust deeds as if the combined loans were a single Green Loan.

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

For all Green Loans, the loan income was underwritten using either full income documentation or alternative income documentation.

Interest Only Loans

Interest only loans are primarily single family residence first mortgage loans with payment features that allow interest only payment in initial periods before converting to fully amortizing payments. As of September 30, 2013, our interest only loans increased by $49.4 million or 34.5 percent to $192.4 million from $143.0 million at December 31, 2012, primarily due to purchases of $55.7 million and originations of $174.0 million, partially offset by sales of $64.0 million, payoffs and principal reductions of $87.8 million, and reclassification of $28.4 million from NTM interest only to traditional loans due to the expiration of the initial interest only period and conversion to a fully amortizing basis. As of September 30, 2013 and December 31, 2012, $297 thousand and $6.2 million, respectively, of the Company’s interest only loans were non-performing.

The table below represents the Company’s activity in the non-traditional interest only loans portfolio for the period indicated:

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	($ in thousands)
Real estate 1-4 family first mortgage	$192,250	99.9%	$142,865	99.9%
Real estate 1-4 family junior lien mortgage	113	0.1%	113	0.1%

Total Interest Only loans	$192,363	100.0%	$142,978	100.0%

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

Loans with the Potential for Negative Amortization

The negative amortization loan balance decreased by $2.2 million or 11.4 percent to $17.1 million as of September 30, 2013 from $19.3 million as of December 31, 2012. The Company discontinued origination of negative amortization loans in 2007. As of September 30, 2013 and December 31, 2012, $158 thousand and none, respectively, of the Company’s loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios. The Company discontinued origination of negative amortization loans in 2007.

The table below represents the Company’s activity in the non-traditional loans with the potential for negative amortization portfolio for the period indicated:

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	($ in thousands)
Real estate 1-4 family first mortgage	$17,074	100.0%	$19,262	100.0%

Total loans with the potential for Negative Amortization	$17,074	100.0%	$19,262	100.0%

Non-Traditional Mortgage Loan Credit Risk Management

To mitigate and manage the risk within the Company’s loan portfolio, the Board of Directors established certain concentration limits. The aggregate maximum loan commitment amount for all non-traditional mortgage loans is 300 percent of the Company’s Tier 1 capital plus allowance for loan and lease losses (ALLL). That limitation, as of September 30, 2013, was $700.8 million. As of September 30, 2013, the Company has outstanding loan commitments of $374.3 million or 53.4 percent of the maximum loan commitment limit resulting in available capacity of $326.5 million or 46.6 percent.

The maximum loan commitments for SFR interest only mortgage loans is also 300 percent of the Company’s Core Capital plus ALLL provided that the aggregate non-traditional mortgage maximum loan commitment of $700.8 million has not been exceeded. The interest only mortgage loans that have original LTVs that exceed 70 percent are further limited to $467.2 million. As of September 30, 2013, the outstanding loan commitments are $192.4 million or 27.4 percent of loan maximum loan commitment with available capacity of $508.4 million or 72.6 percent remaining.

The maximum loan commitments for SFR non-Green Loan HELOCs is 75 percent of the Company’s Core Capital plus ALLL. That limitation is $175.2 million as of September 30, 2013. As of September 30, 2013, the Company has outstanding loan commitments in the HELOC portfolio of $6.3 million or 3.6 percent of the maximum commitment with available capacity of $168.9 million or 96.4 percent remaining. Additionally HELOCs are further limited to not exceed $81.8 million for new loans whose original LTV exceeds 75 percent.

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

As a result of the last semi-annual review completed in the fourth quarter 2012, the Company identified 42 loans that had an original commitment of $38.8 million and had suspended or curtailed available credit by $2.75 million to a current commitment balance of $35.1 million. As of part of ongoing monitoring on NTM loans, the Company curtailed additional $2.1 million available credit during the nine months ended September 30, 2013.

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

MHMB originated $521.0 million and $350.9 million representing an increase of $170.1 million, or 48.5 percent, of SFR real estate through its Retail and Wholesale channels during the three months ended September 30, 2013 and December 31, 2012, respectively. The Company sold $517.5 million and $345.5 million, which is an increase of $172.0 million, or 49.8 percent, for the three months ended September 30, 2013 and December 31, 2012, respectively. In addition, the Company has grown its SFR locked pipeline from $90.3 million at December 31, 2012 to $181.3 million at September 30, 2013, which represents an increase of $90.2 million, or 99.9 percent. In conjunction with its business strategy, the Company opened 8 new producing loan production offices during the three months ended September 30, 2013.

Servicing Rights

Total mortgage and SBA servicing rights were $7.6 million and $2.3 million at September 30, 2013 and December 31, 2012, respectively. The fair value of the mortgage servicing rights (MSRs) amounted to $7.2 million and $1.7 million and the amortized cost of the SBA servicing rights was $383 thousand and $539 thousand at September 30, 2013 and December 31, 2012, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans. A significant portion of these servicing rights were acquired as part of the Beach and Gateway acquisitions. The aggregate fair value of the servicing rights at the respective acquisition dates was $2.2 million. The principal balance of the loans underlying our total MSRs and SBA servicing rights was $760.8 million and $25.6 million, respectively, at September 30, 2013 and $211.4 million and $45.2 million, respectively, at December 31, 2012. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 0.95 percent and 1.49 percent, respectively, at September 30, 2013 as compared to 0.82 percent and 1.22 percent, respectively, at December 31, 2012.

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. The allowance is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the allowance for loan and lease losses, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. The Company uses a three year loss experience of the Company and its peers in analyzing an appropriate reserve factor for all loans. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on Allowance for Loan and Lease Losses, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values. During the third quarter 2012, the Company acquired Beach Business Bank and Gateway Business Bank and their loans and leases are treated under ASC 805, accounting for acquisitions. The acquired loans and leases include loans and leases that are accounted for under ASC 310-30, accounting for purchase credit impaired loans and leases. In addition, the Company acquired three pools of credit impaired re-performing one-to-four SFR mortgage loans during 2012. On a quarterly basis, the Company re-forecasts its expected cash flows for the PCI loans relating to the Beach, Gateway, and the three loan pools acquired in 2012 to be evaluated for potential impairment. The provision for loans and leases losses on PCI loans reflected a decrease in expected cash flows on PCI loans compared to those previously estimated. The impairment reserve for PCI loans at September 30, 2013 was $312 thousand.

For the nine months ended September 30, 2013, the Bank acquired five pools of loans which were partially ASC 310-30 loans. During the nine months ended September 30, 2013, there was no provision for loan and lease losses or allowance for loan and lease losses related to these pools as these loans were acquired at an aggregate 16.9 percent discount to the aggregated unpaid principal balances and there were no impairment on these pools. The Company may recognize provision for loan and lease losses in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield.

The allowance for loan and lease losses on originated loans receivable at September 30, 2013 was $17.4 million, which represented 1.39 percent of the gross loans, excluding loans subject to fair market valuation, certain acquired loans and PCI loans totaling $1.34 billion, as compared to $14.4 million, or 1.56 percent, of the gross loans, excluding loans subject to fair market valuation, certain acquired loans and PCI loans totaling $324.7 million, at December 31, 2012. Of the $19.1 million allowance, $1.4 million were specific allowance allocations to impaired loans and leases, including loans and leases which are subject to troubled debt restructurings, with $17.4 million serving as a general allocation of allowance for loan and lease losses. An unallocated reserve of $105 thousand was held at September 30, 2013. The allowance for loan and lease losses plus market discount for originated and acquired loans excluding the PCI loans to gross loans was 1.56 percent at September 30, 2013 versus 1.52 percent at December 31, 2012. The Company provided $2.1 million to its provision for loan and lease losses during the three months ended September 30, 2013 related primarily to new commercial real estate mortgage loan production and impairment charges on PCI loans.

The following tables provide information regarding activity in the allowance for loan and lease losses during the three months ended September 30, 2013 and 2012:

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- Family	SBA	Construction	Lease Financing	Real Estate 1-4 family First Mortgage	HELOC’s, Home Equity Loans, and Other Consumer Credit	Unallocated	TOTAL
	(In thousands)
September 30, 2013:
Allowance for loan and lease losses:
Balance as of June 30, 2013	$816	$4,508	$1,449	$179	$503	$244	$8,751	$225	$304	$16,979
Charge-offs	—	(12)	—	(199)	—	—	—	—	—	(211)
Recoveries	—	153	—	97	—	2	1	—	—	253
Provision	636	1,047	266	373	(194)	66	12	102	(199)	2,109

Balance as of September 30, 2013	$1,452	$5,696	$1,715	$450	309	$312	$8,764	$327	$105	$19,130

Balance as of December 31, 2012	$263	$3,178	$1,478	$118	$21	$261	$8,855	$274	$—	$14,448
Charge-offs	—	(372)	(553)	(592)	—	(23)	(591)	(14)	—	(2,145)
Recoveries	—	173	88	264	—	8	92	7	—	632
Provision	1,189	2,717	702	660	288	66	408	60	105	6,195

Balance as of September 30, 2013	$1,452	$5,696	$1,715	$450	309	$312	$8,764	$327	$105	$19,130

Individually evaluated for impairment	$2	$276	$—	$—	$—	$—	$1,089	$32	$—	$1,399
Collectively evaluated for impairment	1,450	5,420	1,715	450	309	312	7,363	295	105	17,419
Acquired with deteriorated credit quality	—	—	—	—	—	—	312	—	—	312

Total ending allowance balance	$1,452	$5,696	$1,715	$450	309	$312	$8,764	$327	$105	$19,130

Loans:
Individually evaluated for impairment	$70	$5,896	$—	$11	$—	$—	$13,202	$1,055	$—	$20,234
Collectively evaluated for impairment	247,078	457,376	130,449	23,857	22,838	21,340	1,215,790	108,098	—	2,226,826
Acquired with deteriorated credit quality	3,600	18,987	831	3,801	—	—	321,078	831	—	349,128

Total ending loan balances	$250,748	$482,259	$131,280	$27,669	22,838	$21,340	$1,550,070	$109,984	$—	$2,596,188

September 30, 2012:
Allowance for loan and lease losses:
Balance as of June 30, 2012	$128	$3,313	$1,292	$—	$—	$—	$6,528	$187	$—	$11,448
Charge-offs	—	—	—	—	—	—	(226)	—	—	(226)
Recoveries	—	—	—	—	—	—	126	—	—	126
Provision	185	460	181	82	—	67	4	52	—	1,031

Balance as of September 30, 2012	$313	$3,773	$1,473	$82	$—	$67	$6,432	$239	$—	$12,379

Balance as of December 31, 2011	$128	$2,234	$1,541	$—	$—	$—	$8,635	$242	$—	$12,780
Charge-offs	—	(236)	—	—	—	—	(2,304)	(7)	—	(2,547)
Recoveries	—	—	—	—	—	—	143	2	—	145
Provision	185	1,775	(68)	82	—	67	(42)	2	—	2,001

Balance as of September 30, 2012	$313	$3,773	$1,473	$82	$—	$67	$6,432	$239	$—	$12,379

Individually evaluated for impairment	$—	$478	$613	$—	$—	$—	$458	$—	$—	$1,549
Collectively evaluated for impairment	313	3,295	860	82	—	67	5,974	239	—	10,830
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

Total ending allowance balance	$313	$3,773	$1,473	$82	$—	$67	$6,432	$239	$—	$12,379

Loans:
Individually evaluated for impairment	$—	$3,372	$5,455	$—	$—	$—	$13,960	$3	$—	$22,790
Collectively evaluated for impairment	74,376	276,350	99,847	43,916	4,712	5,031	562,084	21,740	—	1,088,056
Acquired with deteriorated credit quality	7,290	23,156	852	6,817	—	—	66,354	59	—	104,528

Total ending loan balances	$81,666	$302,878	$106,154	$50,733	$4,712	$5,031	$642,398	$21,802	$—	$1,215,374

Reserve for Loss on Repurchased Loans

Reserve for loss on repurchased loans was $4.3 million at September 30, 2013 and $3.5 million at December 31, 2012. This reserve relates to our single family mortgage business. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. If a customer defaults on a mortgage payment within the first few payments after the loan is sold, we may be required to repurchase the loan at the full amount paid by the purchaser. In addition, when we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. We maintain a reserve for loss on repurchased loans to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The representation and warranty reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demands for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors. Provisions added to the reserve for loss on repurchased loans are recorded under non-interest expense in the consolidated statements of operations as an increase or decrease to provision for loss on repurchased loans.

Following is a summary of activity in the reserve for loss on repurchased loans for the three and nine months ended September 30, 2013:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance, beginning of period	$3,974	$—	$3,485	$—
Acquired in business combinations	—	2,493	—	2,493
Provision for loan repurchases	375	172	1,363	172
Payments made for loss reimbursement on sold loans	(67)	—	(566)	—

Balance, end of period	$4,282	$2,665	$4,282	$2,665

Deposits

The following table shows the composition of deposits by type as of the dates indicated.

	September 30, 2013	December 31, 2012	Increase (Decrease)
			Amount	Percentage
	($ in thousands)
Noninterest-bearing demand deposits	$441,081	$194,662	$246,419	126.6%
Interest-bearing demand deposits	534,476	15,111	519,365	3437.0%
Money market	574,111	294,804	279,307	94.7%
Savings	1,105,360	159,055	946,305	595.0%
Certificates of deposit	604,346	642,710	(38,364)	-6.0%

Total Deposits	$3,259,374	$1,306,342	$1,953,032	149.5%

Total deposits increased by $1.95 billion, or 149.5 percent, to $3.26 billion at September 30, 2013, compared to $1.31 billion at December 31, 2012. The increase in total deposits primarily resulted from the acquisition of PBOC on July 1, 2013 and strategic plans aiming to increase core deposits. The composition of the deposits assumed in the PBOC acquisition was as follows as of the acquisition date:

Amount
($ in thousands)
Noninterest-bearing demand deposits	$235,859
Interest-bearing demand deposits	25,983
Money market	207,746
Savings	2,959
Certificates of deposit	88,946

Total Deposits	$561,493

In December 2012, the Company launched interest-bearing core deposits products with enhanced features to attract high net worth depositors in our target markets while reducing the reliance on certificates of deposit. As of September 30, 2013, deposits generated through this program totaled approximately $1.24 billion.

On May 31, 2013, the Bank entered into a definitive agreement with AWB, pursuant to which the Bank has agreed to sell eight branches and related assets and deposit liabilities to AWB. The deposits to be transferred totaled $462.8 million as of September 30, 2013, with the composition of such deposits being as follows:

	Amount	Percentage to be sold by cateogry	Percentage to total deposits
	($ in thousands)
Noninterest-bearing demand deposits	$25,322	5.7%	0.8%
Interest-bearing demand deposits	53,280	10.0%	1.6%
Money market	36,547	6.4%	1.1%
Savings	183,178	16.6%	5.6%
Certificates of deposit	164,442	27.2%	5.0%

Total Deposits	$462,769	14.2%	14.2%

The transaction with AWB was completed on October 4, 2013.

Federal Home Loan Bank Advances

At September 30, 2013, all $25.0 million of advances from the FHLB were fixed rate and had interest rates ranging from 0.59 percent to 0.82 percent with a weighted average rate of 0.73 percent. At December 31, 2012, $63.0 million of the Bank’s advances from the FHLB were fixed rate and had interest rates ranging from 0.28 percent to 0.82 percent with a weighted average rate of 0.47 percent. At December 31, 2012, $12.0 million of advances from the FHLB were variable rate and had a weighted average interest rate of 0.28 percent as of that date.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At September 30, 2013 and December 31, 2012, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $765.2 million and $458.9 million, respectively, and by investment securities with a market value of $56.5 million and none, respectively. The Bank’s investment of capital stock of the FHLB of San Francisco totaled $14.4 million and $8.4 million, respectively, at September 30, 2013 and December 31, 2012. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $527.4 million at September 30, 2013. In addition, the Bank had available lines of credit with the Federal Reserve Bank totaling $156.9 million at September 30, 2013.

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

The Bank’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered certificates of deposit. Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet their ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities.

At September 30, 2013, there were $99.8 million of approved loan origination commitments, $249.1 million of unused lines of credit and $6.3 million of outstanding letters of credit. Certificates of deposit maturing in the next 12 months totaled $419.6 million and $10.0 million of FHLB advances had maturities of less than 12 months at September 30, 2013. Additionally, the deposits to be transferred for the branch sale to AWB (which was completed on October 4, 2013) totaled $462.8 million as of September 30, 2013, which included $137.1 million of certificates of deposit maturing in the next 12 months. The Bank funded the transactions by utilizing current excess cash and additional FHLB advances.

Based on the competitive deposit rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank, although no assurance can be given in this regard. At September 30, 2013, the Company maintained $416.0 million of cash and cash equivalents that was 11.18 percent to total assets. In addition, the Bank had the ability at September 30, 2013 to borrow an additional $527.4 million from the FHLB and $156.9 million from the Federal Reserve Bank. The Bank intends to replace these advances with new borrowings from the FHLB, Federal Reserve Bank or deposits, as and to the extent needed and depending on market conditions.

Commitments

The following tables provide information as of September 30, 2013 regarding our commitments and contractual obligations:

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(In thousands)
Commitments to extend credit	$99,848	$77,823	$6,924	$7,975	$7,126
Standby letters of credit	6,285	3,240	2,173	94	778
Unused lines of credit	249,129	92,123	48,084	50,996	57,926

	$355,262	$173,186	$57,181	$59,065	$65,830

	Contractual Obligations
	Total Amounts Committed	One Year or Less	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years
	(In thousands)
FHLB advances	$25,000	$10,000	$15,000	$—	$—
Long-term debt	126,330	6,356	12,713	12,713	94,548
Operating and capital lease obligations	25,863	5,613	10,238	6,060	3,952
Maturing certificates of deposit	604,346	419,632	118,134	59,300	7,280

	$781,539	$441,601	$156,085	$78,073	$105,780

Capital

Federal bank regulatory agencies require bank holding companies such as the Company to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. In addition to the risk-based guidelines, federal bank regulatory agencies require bank holding companies to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 4.0 percent. In order to be considered “well capitalized,” federal bank regulatory agencies require depository institutions such as the Bank to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 10.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0 percent. In addition to the risk-based guidelines, the federal bank regulatory agencies require depository institutions to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 5.0 percent.

The capital ratios of the Company and the Banks were as follows as of September 30, 2013 and December 31, 2012. Prior to July 1, 2013, PBOC was known as Beach Business Bank and effective October 11, 2013, Pacific Trust Bank and PBOC were merged to form the Bank.

	Amount		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
September 30, 2013:
Banc of California, Inc
Total risk-based capital ratio	$290,571	12.64%	$183,871	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	266,102	11.58	91,935	4.00	N/A	N/A
Tier 1 leverage ratio	266,102	7.82	136,125	4.00	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$233,446	15.39%	$121,331	8.00%	$151,664	10.00%
Tier 1 risk-based capital ratio	214,471	14.14	60,666	4.00	90,999	6.00
Tier 1 leverage ratio	214,471	8.11	105,844	4.00	132,306	5.00
The Private Bank of California
Total risk-based capital ratio	$89,737	11.55%	$62,177	8.00%	$77,721	10.00%
Tier 1 risk-based capital ratio	85,958	11.06	31,089	4.00	46,633	6.00
Tier 1 leverage ratio	85,958	8.34	41,208	4.00	51,510	5.00
December 31, 2012:
Banc of California, Inc
Total risk-based capital ratio	$185,002	14.97%	$98,876	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	169,498	13.71	49,438	4.00	N/A	N/A
Tier 1 leverage ratio	169,498	10.15	66,786	4.00	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$163,647	17.59%	$74,410	8.00%	$93,012	10.00%
Tier 1 risk-based capital ratio	151,948	16.34	37,205	4.00	55,807	6.00
Tier 1 leverage ratio	151,948	11.16	54,485	4.00	68,106	5.00
The Private Bank of California
Total risk-based capital ratio	$36,886	15.09%	$19,551	8.00%	$24,439	10.00%
Tier 1 risk-based capital ratio	35,983	14.72	9,776	4.00	14,664	6.00
Tier 1 leverage ratio	35,983	11.96	12,036	4.00	15,045	5.00

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. The Company and the Bank will become subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019.

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

•

Permits banking organizations that are not subject to the advanced approaches rule, such as the Company and the Bank, to retain, through a one-time election, the existing treatment for most accumulated other comprehensive income, such that unrealized gains and losses on securities available for sale will not affect regulatory capital amounts and ratios.

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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income

The following table presents the projected change in the Company’s Economic Value of Equity as well as Net Interest Income at September 30, 2013 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change.

Change in
Interest Rates in
Basis Points (“bp”)	Economic Value of Equity			Net Interest Income
(Rate Shock in Rates)(1)	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	($ in thousands)
+100 bp	344,094	(21,006)	(5.75)%	118,595	5,034	4.43%
0 bp	365,100			113,561
-100 bp	383,400	18,300	5.01%	107,880	(5,681)	(5.00)%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2013 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the

Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table sets forth information for the three months ended September 30, 2013 with respect to the repurchase of outstanding common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares Purchased	Average price paid per share	Total # of shares purchased as part of a publicly announced program	Maximum # of shares that may yet to be purchased
7/1/13-7/31/13	10,319	$15.18	—	1,197,958
8/1/13-8/31/13	11,516	$14.96	—	1,197,958
9/1/13-9/30/13	73,774	$13.69	68,674	1,129,284

Total	95,609	$14.00	68,674	1,129,284

The Company has purchased 95,609 shares during the three months ended September 30, 2013 at an average price of $14.00 with a total cost of $1.3 million, including fees, related to tax liability sales for employee stock benefit plans, consistent with past practices.

On September 5, 2013, the Company announced that its Board of Directors approved changes to the Company’s previously announced share buyback program authorizing the Company to buy back, from time to time during the 12 months ending September 3, 2014, an aggregate amount representing up to 10% of the Company’s currently outstanding common shares. The buyback program will include a 10b5-1 plan that was adopted by the Company on September 3, 2013 pursuant to which up to a maximum of 300,000 shares may be repurchased during the quarter ending December 31, 2013, subject to certain price and volume restrictions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

Exhibits

2.1	Stock Purchase Agreement, dated as of June 3, 2011, by and among Banc of California, Inc., (f/k/a First PacTrust Bancorp, Inc.) (sometimes referred to below as the “Registrant” or the “Company”), Gateway Bancorp, Inc. (“Gateway”), each of the stockholders of Gateway and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)

2.1A	Amendment No. 1, dated as of November 28, 2011, to Stock Purchase Agreement, dated as of June 3, 2011, by and among The Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(1)

2.2B	Amendment No. 2, dated as of February 24, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(2)

2.2C	Amendment No. 3, dated as of June 30, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(3)

2.2D	Amendment No. 4, dated as of July 31, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(4)

2.3	Agreement and Plan of Merger, dated as of August 30, 2011, by and between the Registrant and Beach Business Bank, as amended by Amendment No. 1thereto dated as of October 31, 2011	(b	)

2.4	Agreement and Plan of Merger, dated as of August 21, 2012, by and among First PacTrust Bancorp, Inc., Beach Business Bank and The Private Bank of California	(c	)

2.5	Amendment No. 1, dated as of May 5, 2013, to Agreement and Plan of Merger, dated as of August 21, 2012, by and among the Registrant, Beach Business Bank and The Private Bank of California	(dd	)

2.6	Agreement and Plan of Merger, dated as of October 25, 2013, by and among the Registrant, Banc of California, National Association, CS Financial, Inc., the Sellers named therein and the Sellers’ Representative named therein	(ee	)

3.1	Articles of Incorporation of the Registrant	(d	)

3.2	Articles of Amendment to the Charter of the Registrant	(e	)

3.3	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(f	)

3.4	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(g	)

3.5	Articles of Amendment to Articles Supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(h	)

3.6	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 8.00% Non-Cumulative Perpetual Preferred Stock, Series C	(u	)

3.7	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series B	(v	)

3.8	Articles of Amendment to the Charter of the Registrant changing the Registrant’s name	(w	)

3.9	Bylaws of the Registrant	(u	)

4.1	Warrant to purchase up to 240,000 shares of the Registrant common stock originally issued on November 1, 2010	(g	)

4.2	Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010	(g	)

4.3	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(q	)

4.4	Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50% Senior Notes due April 15, 2020 and form of 7.50% Senior Notes due April 15, 2020	(q	)

4.5A	Warrant Agreement, dated as of June 29, 2012 (the “Warrant Agreement”), by and between the Registrant and Registrar and Transfer Company, as Warrant Agent	(i	)

4.5B	Form of Warrant Certificate (included as Exhibit A to the Warrant Agreement filed as Exhibit 4.5A)	(i	)

4.6	Deposit Agreement, dated as of June 12, 2013, among the Registrant, Registrar and Transfer Company, as Depositary and the holders from time to time of the depositary receipts described therein	(u	)

10.1	Employment Agreement, dated as of November 1, 2010, between the Registrant and Gregory A. Mitchell (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Mitchell pursuant to his Employment Agreement)	(g	)

10.1A	Separation and Settlement Agreement, dated as of September 21, 2012, by and between the Registrant and Gregory A. Mitchell	(j	)

10.2	Employment Agreement, dated as of November 17, 2010, by and among the Registrant and Pacific Trust Bank and Richard Herrin (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Herrin pursuant to his Employment Agreement)	(k	)

10.2A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Richard Herrin	(l	)

10.2B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Richard Herrin	(l	)

10.3	Reserved

10.4	Employment Agreement with Gaylin Anderson (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Anderson pursuant to his Employment Agreement)	(m	)

10.4A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Gaylin Anderson	(l	)

10.4B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Gaylin Anderson	(l	)

10.5	Employment Agreement, dated as of November 29, 2012, by and among the Registrant and Pacific Trust Bank and Chang Liu (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Liu pursuant to his Employment Agreement)	(m	)

10.5A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Chang Liu	(l	)

10.5B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Chang Liu	(l	)

10.6	Employment Agreement, dated as of May 6, 2011, by and among the Registrant and Pacific Trust Bank and Marangal I. Domingo (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Domingo pursuant to his Employment Agreement)	(n	)

10.6A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Marangal I. Domingo	(l	)

10.6B	Consulting Agreement, dated as of December 26, 2012, between and among Marangal I. Domingo, the Registrant and Pacific Trust Bank	(s	)

10.7	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven Sugarman	(l	)

10.7A	Stock Appreciation Right Grant to Steven Sugarman dated August 21, 2012	(l	)

10.8	Employment Agreement, dated as of September 25, 2012, by and among the Registrant, Pacific Trust Bank and Beach Business Bank and Robert M. Franko	(l	)

10.8A	Mutual Termination and Release Letter Agreement, dated September 25, 2012, relating to Executive Employment Agreement, dated June 1, 2003, between Doctors’ Bancorp, predecessor-in-interest to Beach Business Bank, and Robert M. Franko	(l	)

10.9A	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	(l	)

10.9B	Employment Agreement, dated as of November 5, 2012, by and among the Registrant and Ronald J. Nicolas, Jr.	(l	)

10.9C	Employment Agreement, dated as of November 14, 2012, by and among the Registrant and Lonny D. Robinson	(l	)

10.9D	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	10.9D

10.10	Registrant’s 2011 Omnibus Incentive Plan	(o	)

10.10A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(r	)

10.10B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(r	)

10.10C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(r	)

10.11	Registrant’s 2003 Stock Option and Incentive Plan	(p	)

10.12	Registrant’s 2003 Recognition and Retention Plan	(p	)

10.13	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between the Registrant and the Secretary of the United States Treasury	(f	)

10.4	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(t	)

10.15	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey Seabold	(ff	)

10.16	Registrant’s 2013 Omnibus Stock Incentive Plan	(x	)

10.17	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(y	)

10.18	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(y	)

10.19	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	(y	)

10.20	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Offices, dated as of May 31, 2013, between Pacific Trust Bank and AmericanWest Bank	(z	)

10.21	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	(aa	)

10.22	Purchase and Sale Agreement and Escrow Instructions, dated as of July 24, 2013, by and between the Registrant and Memorial Health Services	(bb	)

10.23	Assumption Agreement, dated as of July 1, 2013, by and between the Registrant and The Private Bank of California	(cc	)

11.0	Statement regarding computation of per share earnings	None

15.0	Letter re unaudited interim financial information	None

18.0	Letter regarding change in accounting principles	None

19.0	Report furnished to security holders	None

22.0	Published report regarding matters submitted to vote of security holders	None

24.0	Power of Attorney	None

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)(Principal Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)(Principal Financial Officer)	31.2

31.3	Rule 13a-14(a) Certification (Principal Accounting Officer)	31.3

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income/Loss; (iv) Consolidated Statements of Shareholder’s Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.
(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.
(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference

(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.
(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.
(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.
(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference
(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.
(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 5, 2012 and incorporated herein by reference.
(j)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 27, 2012 and incorporated herein by reference.
(k)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference.
(l)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.
(m)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
(n)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 10, 2011 and incorporated herein by reference.
(o)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference
(p)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.
(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.
(r)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
(s)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 28, 2012 and incorporated herein by reference.
(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.
(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.
(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.
(w)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 17, 2013 and incorporated herein by reference.
(x)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.
(y)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.
(z)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.
(aa)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.
(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.
(cc)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.
(dd)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference
(ee)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference
(ff)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date: November 12, 2013	/s/ Steven A. Sugarman
Steven A. Sugarman
Chief Executive Officer

Date: November 12, 2013	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Executive Vice President/ Chief Financial Officer

Date: November 12, 2013	/s/ Lonny D. Robinson
Lonny D. Robinson
Executive Vice President/ Chief Accounting Officer