Form 10-K
period 2013-12-31
BANC OF CALIFORNIA, INC.
filed 2014-03-17
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-35522

BANC OF CALIFORNIA, INC.

(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
18500 Von Karman Ave, Suite 1100, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (949) 236-5211

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Depositary Shares each representing a 1/40th Interest in a share of 8.00% Non-Cumulative Perpetual Preferred Stock, Series C	The NASDAQ Stock Market LLC
7.50% Senior Notes Due April 15, 2020	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the NASDAQ Stock Market LLC as of June 30, 2013, was $200.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of March 3, 2014, the registrant had outstanding 19,689,430 shares of voting common stock and 590,068 shares of Class B non-voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held in 2014.

BANC OF CALIFORNIA, INC.

FORM 10-K

December 31, 2013

PART I

Forward-looking Statements

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

Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:

i.	risks that the Company’s recently completed acquisitions of The Private Bank of California (PBOC), The Palisades Group, and CS Financial and/or the recent merger of the Company’s subsidiary banks may disrupt current plans and operations, the potential difficulties in customer and employee retention as a result of the transaction and the amount of the costs, fees, expenses and charges related to the transaction;

ii.	The possibility that the changing of the Bank’s charter to a national bank charter or its name to Banc of California could cause customer reaction that negatively impacts the bank;

iii.	a worsening of current economic conditions, as well as turmoil in the financial markets;

iv.	the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, may lead to increased loan and lease delinquencies, losses and nonperforming assets in our loan and lease portfolio, and may result in our allowance for loan and lease losses not being adequate to cover actual losses and require us to materially increase our loan and lease loss reserves;

v.	the quality and composition of our securities portfolio;

vi.	changes in general economic conditions, either nationally or in our market areas;

vii.	continuation of the historically low short-term interest rate environment, changes in the levels of general interest rates, and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

viii.	fluctuations in the demand for loans and leases, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area;

ix.	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan and lease losses, write-down asset values, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

x.	legislative or regulatory changes that adversely affect our business, including changes in regulatory capital or other rules;

xi.	our ability to control operating costs and expenses;

xii.	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

xiii.	errors in our estimates in determining fair value of certain of our assets, which may result in significant declines in valuation;

xiv.	the network and computer systems on which we depend could fail or experience a security breach;

xv.	our ability to attract and retain key members of our senior management team;

xvi.	costs and effects of litigation, including settlements and judgments;

xvii.	increased competitive pressures among financial services companies;

xviii.	changes in consumer spending, borrowing and saving habits;

xix.	adverse changes in the securities markets;

xx.	earthquake, fire or other natural disasters affecting the condition of real estate collateral;

xxi.	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

xxii.	inability of key third-party providers to perform their obligations to us;

xxiii.	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board or their application to our business, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

xxiv.	war or terrorist activities; and

xxv.	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Item 1A. Risk Factors” presented elsewhere in this report.

The Company undertakes no obligation to update any such statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made, except as required by law.

Item 1. Business

General

Banc of California, Inc. is a financial holding company and the parent of Banc of California, National Association, a national bank (the Bank), the Palisades Group, LLC, an SEC-registered investment advisor (TPG), and PTB Property Holdings, LLC, an entity formed to hold real estate, cash and fixed income investments (PTB). Prior to October 11, 2013, Banc of California, Inc. was a multi-bank holding company with two banking subsidiaries, Pacific Trust Bank, a federal savings bank (PacTrust Bank or Pacific Trust Bank) and The Private Bank of California (Beach Business Bank prior to July 1, 2013). On October 11, 2013, Banc of California, Inc. became a one-bank holding company when Pacific Trust Bank converted from a federal savings bank to a national bank and changed its name to Banc of California, National Association, and immediately thereafter The Private Bank of California was merged into Banc of California, National Association. On January 17 2014, Banc of California, Inc. became a financial holding company. Unless the context indicates otherwise, references to the “Bank” prior to October 11, 2013 mean Pacific Trust Bank and The Private Bank of California (Beach Business Bank prior to July 1, 2013), collectively, and references to the “Bank” on or after October 11, 2013 refer to Banc of California, National Association. Unless the context indicates otherwise, all references to “Banc of California, Inc.” refer to Banc of California, Inc. excluding its consolidated subsidiaries and all references to the “Company,” “we,” “us” or “our” refer to Banc of California, Inc. including its consolidated subsidiaries.

The Company was incorporated under Maryland law in March 2002, and in July 2013, the Company changed its name to “Banc of California, Inc.” and, as noted above, in October 2013, the Company’s subsidiary banks merged to form a single, national bank subsidiary under the name Banc of California, National

Association. The Bank has one wholly owned subsidiary, CS Financial, Inc., which was acquired on October 31, 2013. See “Recent Transactions—CS Financial Acquisition.”

Banc of California, Inc. is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board or FRB), and the Bank is subject to regulation primarily by the Office of the Comptroller of the Currency (OCC). As a financial holding company, Banc of California, Inc. may engage in activities permissible for bank holding companies and may engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature, primarily securities, insurance and merchant banking activities. See “Regulation and Supervision.”

Banc of California, Inc. is not an operating company and its assets primarily consist of the outstanding stock of the Bank as well as the outstanding membership interests of TPG and PTB. From time to time, Banc of California, Inc. has purchased impaired loans and leases, investments and other real estate owned (OREO) from the Bank to assure the Bank’s safety and soundness. Banc of California, Inc. has no significant liabilities at the holding company level other than $82.3 million in its 7.50 percent Senior Notes due April 15, 2020 (Senior Notes) and related interest payments, compensation of its executive employees and directors, as well as expenses related to strategic initiatives. Banc of California, Inc. also utilizes the support staff and offices of the Bank and pays the Bank for these services. If Banc of California, Inc. expands or changes its business in the future, it may hire additional employees of its own.

The Bank offers a variety of financial services to meet the banking and financial needs of the communities we serve. The Bank is headquartered in Orange County, California and as of December 31, 2013, the Bank operated 15 branches in San Diego, Orange, and Los Angeles Counties in California and 68 producing mortgage loan production offices in California, Arizona, Oregon, Montana, Virginia and Washington.

The principal business of the Bank consists of attracting retail deposits from the general public and investing these funds primarily in commercial, consumer and real estate secured loans. The Bank solicits deposits in its market area and, to a lesser extent, from institutional depositors nationwide and may accept brokered deposits.

The Bank’s deposit product and service offerings include checking, savings, money market, certificates of deposit, retirement accounts as well as mobile, online, cash and treasury management, card payment services, remote deposit, ACH origination, employer/employee retirement planning, telephone banking, automated bill payment, electronic statements, safe deposit boxes, direct deposit and wire transfers. Bank customers also have the ability to access their accounts through a nationwide network of over 30,000 surcharge-free ATMs.

The principal executive offices of the Company are located at 18500 Von Karman Avenue, Suite 1100, California, and its telephone number is (949) 236-5211. Banc of California, Inc.’s voting common stock, the depository shares each representing a 1/40th interest in a share of its 8.00 percent Non-Cumulative Perpetual Preferred Stock, Series C, and its Senior Notes are listed on the NASDAQ Stock Market under the symbols BANC, BANCP and BANCL, respectively.

The reports, proxy statements and other information that Banc of California, Inc. files with the SEC, as well as news releases, are available free of charge through the Company’s Internet site at http://www.bancofcal.com. This information can be found on the BANC OF CALIFORNIA, INC. “News” or “Investor relations” pages of our Internet site. The annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed and furnished pursuant to Section 13(a) of the Exchange Act are available as soon as reasonably practicable after they have been filed or furnished to the SEC. Reference to the Company’s Internet address is not intended to incorporate any of the information contained on our Internet site into this document.

Strategy

The Company is committed to building the top full-service bank serving California’s diverse private businesses, entrepreneurs, and homeowners, and investing in and growing complementary businesses that enhance shareholder value.

Our overall strategy is comprised of specific growth and operating objectives. The key elements of that strategy are:

Growth Strategies

•	Build California’s Bank

•	Extend branch footprint throughout attractive markets in California

•

Enhance suite of simple, fair products to meet needs of small businesses, entrepreneurs, homeowners including Residential Lending, Commercial Real Estate Lending, Private Banking, Entertainment Banking, Small / Middle Market Lending, C&I and SBA Lending, Multi-Family Lending

•

The Company successfully completed two bank acquisitions in 2012 and one bank acquisition in 2013, each of which included a team of local commercial lending officers which has given us a greater network and far greater capacity to attract commercial and private banking relationships. The Company will seek to continue to develop its commercial lending activities through strategic “lift outs” of lending teams in various geographic markets that have particular business “niches” and “specialty.”

•

The Company has successfully attracted and launched several new loan origination groups through acquisitions and the new hire process. These include the acquisition of The Palisades Group and CS Financial as well as the hiring and launch of our Financial Institutions Bank (which has a product offerings such as securities backed lines of credit, insurance backed lines of credit and financial advisor acquisition financing), our multi-family and CRE lending teams, and equipment finance teams. We will seek to continue to diversify our lending capabilities through our hiring and M&A process.

•	Develop simple, fair deposit products: checking, CD, analysis and cash management

•	Implement a robust CRA plan focused on integrating with and investing in our communities

•	Invest in Complementary Financial Services Businesses

•

The Company seeks to invest in and grow mutually complementary financial services businesses either as part of its subsidiary bank or through other non-bank subsidiaries. In 2013, these efforts resulted in the acquisition of The Palisades Group (an asset management and investment advisory businesses focused on whole loans, which became a wholly owned subsidiary of the Company) and CS Financial (a private mortgage bank serving high net worth borrowers throughout California, which became a wholly owned subsidiary of the Bank).

•

Continue as a public company with a common stock that is quoted and traded on a national stock market. In addition to providing access to growth capital in a diversified approach, such as common or preferred stock and debt, we believe a “public currency” provides flexibility in structuring acquisitions and will allow us to attract and retain qualified management through equity-based compensation.

Operating Strategies

•	Achieve appropriate scale and profitability for each line of business.

•	Execute its focused value proposition and marketing to become California’s Bank.

•

Enhance the Company’s risk management functions by proactively managing sound procedures and committing experienced human resources to this effort. We seek (i) to identify risks in all functions of our business, including credit, operations and asset and liability management, (ii) to evaluate such risks and their trends and (iii) to adopt strategies to manage such risks based upon our evaluations.

•	Maintain and improve asset quality through prudent loan underwriting standards and credit risk management practices.

•

Actively manage interest rate and market risks by closely matching the volume and maturity of our interest sensitive assets to our interest sensitive liabilities in order to mitigate adverse effects of rapid changes in interest rates on either side of our balance sheet.

•	Expand lending, to California’s private businesses, entrepreneurs and homeowners, which commonly are associated with deposits that are a lower cost and/or more stable funding source.

•

Share the success of the Company with employees aligned with shareholders by establishing the Employee Equity Ownership Plan effective October 15, 2013 to make every employee a shareholder, subject to vesting, as of their 90th day of employment.

Recent Transactions

CS Financial Acquisition

Effective October 31, 2013, the Company acquired CS Financial, Inc. (CS Financial), which became a wholly owned subsidiary of the Bank. CS Financial specializes in higher balance residential mortgage loans that serve the Bank’s high net worth individual, entrepreneur and family office clients, and the Bank believes the acquisition of CS Financial will increase its origination of such loan products.

The CS Financial acquisition was accounted for under GAAP guidance for business combinations. The purchased assets, including identifiable intangible assets and assumed liabilities were recorded at their estimated fair values as of October 31, 2013. Because of the short time period between acquisition date and December 31, 2013, the Company used significant estimates and assumptions to value the identifiable assets acquired and liabilities assumed. The closing date valuations related to loans, premises, equipment, capital leases, other intangible assets, other assets, and assumed liabilities are considered preliminary and could differ significantly when finalized.

For additional information regarding this transaction, see Notes 2 and 25 of the notes to consolidated financial statements contained in Item 8 of this report.

Branch Sales

Effective October 4, 2013, the Company completed the sale of eight branches to AmericanWest Bank, a Washington state chartered bank (AWB). The transaction provided for the transfer of deposits of $464.3 million and its related assets to AWB in exchange for a deposit premium of 2.3 percent applied to certain deposit balances transferred. Certain other assets related to the branches included the real estate for three of the branch locations and certain overdraft and other credit facilities related to the deposit accounts. The branches were located in San Diego, Riverside and Los Angeles Counties. The sale was done to reshape the Bank’s branch network to focus on serving small-to-mid sized businesses and high net worth families throughout Los Angeles, Orange and San Diego counties.

For additional information regarding this transaction, see Note 2 of the notes to consolidated financial statements contained in Item 8 of this report.

The Palisades Group, LLC Acquisition

Effective September 10, 2013, the Company acquired The Palisades Group, LLC (Palisades), a Delaware limited liability company and a registered investment adviser under the Investment Advisers Act of 1940, pursuant to the terms of the Amended and Restated Units Purchase Agreement dated as of November 30, 2012, amended and restated as of August 12, 2013. Palisades provides financial advisory and asset management services to third parties, including the Bank, with respect to the purchase, sale and management of residential mortgage loans.

The Palisades acquisition was accounted for under GAAP guidance for business combinations. The assets and liabilities were recorded at their estimated fair values as of the September 10, 2013 acquisition date. No goodwill was recognized.

For additional information regarding this transaction, see Notes 2 and 25 of the notes to consolidated financial statements contained in Item 8 of this report.

The Private Bank of California Acquisition

Effective July 1, 2013, the Company completed its acquisition of The Private Bank of California (PBOC) pursuant to the terms of the Agreement and Plan of Merger, dated as of August 21, 2012, as amended (the Merger Agreement), by and between the Company, Beach Business Bank (Beach) (then a separate subsidiary bank of the Company) and PBOC. PBOC merged with and into Beach, with Beach continuing as the surviving entity in the merger and a wholly owned subsidiary of the Company, and changing its name to “The Private Bank of California.” As noted above, on October 11, 2013, The Private Bank of California was merged with the Company’s other wholly owned banking subsidiary, Banc of California, National Association (formerly Pacific Trust Bank.)

Pursuant to the terms of the Merger Agreement, the Company paid aggregate merger consideration of (1) 2,082,654 shares of Company common stock (valued at $28.3 million based on the $13.58 per share closing price of Company common stock on July 1, 2013), and (2) $25.3 million in cash. Additionally, the Company paid out $2.7 million for certain outstanding options to acquire PBOC common stock in accordance with the merger agreement and converted outstanding PBOC stock options to the Company’s stock options with an assumed fair value of approximately $30 thousand. On the basis of the number of shares of PBOC common stock issued and outstanding immediately prior to the completion of the Merger, each outstanding share of PBOC common stock was converted into the right to receive $6.52 in cash and 0.5379 shares of Company common stock.

In addition, upon completion of the acquisition, each share of preferred stock issued by PBOC as part of the Small Business Lending Fund (SBLF) program of the United States Department of Treasury (10,000 shares in the aggregate with a liquidation preference amount of $1,000 per share) was converted automatically into one substantially identical share of preferred stock of the Company. The terms of the preferred stock issued by the Company in exchange for the PBOC preferred stock are substantially identical to the preferred stock previously issued by the Company as part of its own participation in the SBLF program (32,000 shares in aggregate with a liquidation preference amount of $1,000 per share).

PBOC provided a range of financial services, including credit and deposit products as well as cash management services, from its headquarters located in the Century City area of Los Angeles, California as well as full-service branches in Hollywood and Irvine, and a loan production office in downtown Los Angeles. PBOC’s target clients included high-net worth and high income individuals, business professionals and their professional service firms, business owners, entertainment service businesses and non-profit organizations.

In accordance with GAAP guidance for business combinations, the Company has expensed approximately $2.6 million of direct acquisition costs and recorded $15.0 million of goodwill and $10.4 million of other intangible assets. The other intangible assets are primarily related to core deposits and are being amortized on an accelerated basis over 2-7 years. Loans that were acquired from PBOC that were considered credit-impaired were written down at the acquisition date in accordance with purchase accounting to fair value. In addition, the allowance for loan losses for all PBOC loans was not carried over to the Company’s allowance for loan and lease losses. A full valuation allowance for the deferred tax asset was recorded as well. For tax purposes purchase accounting adjustments, including goodwill are all nontaxable and/or non-deductible. Certain valuations related to assumed liabilities are considered preliminary and could differ significantly when finalized.

Gateway Bancorp Acquisition

Effective August 18, 2012, the Company acquired Gateway Bancorp, the holding company of Gateway Business Bank (Gateway) pursuant to the terms of the Stock Purchase Agreement (the Purchase Agreement) dated June 3, 2011, as amended on November 28, 2011, February 24, 2012, June 30, 2012, and July 31, 2012. The acquisition was accomplished by the Company’s purchase of all of the outstanding stock of Gateway Bancorp for $15.4 million in cash.

Gateway operated branches in Lakewood and Laguna Hills, California. As part of the acquisition, Mission Hills Mortgage Bankers, a division of Gateway, including its 22 loan production offices in California, Arizona,

Oregon and Washington, became a part of the Bank’s mortgage banking operations. Gateway’s consolidated assets and equity (unaudited) as of August 17, 2012 totaled $175.5 million and $25.8 million, respectively. The acquired assets and liabilities were recorded at fair value at the date of acquisition.

In accordance with GAAP guidance for business combinations, the Company recorded $11.6 million of bargain purchase gain and $1.7 million of other intangible assets during the year ended December 31, 2012. The other intangible assets are related to $720 thousand of core deposits, which are being amortized on an accelerated basis over 4 - 6 years, and $955 thousand of trade name intangible which is being amortized over 20 years. For tax purposes the purchase accounting adjustments and bargain purchase gain are non-taxable and/or non-deductible. Due to circumstances that Gateway faced at the time the acquisition was negotiated, which include regulatory orders and operating losses, the terms negotiated included a purchase price that was $5 million lower than Gateway Bancorp’s equity book value. The discount was further increased to $6.5 million in exchange for the elimination of any contingent liability to the shareholder of Gateway Bancorp related to mortgage repurchase risk. Due to delays in obtaining regulatory approval, the transaction closed nine months later than originally planned. This passage of time allowed Gateway to eliminate all regulatory orders, return to profitability, improve asset quality, and increase the book value of equity by reducing the expected discount on assets.

Beach Business Bank Acquisition

Effective July 1, 2012, the Company acquired Beach Business Bank pursuant to the terms of the Agreement and Plan of Merger (the Beach Merger Agreement) dated August 30, 2011, as amended October 31, 2011. At the effective time of the transaction, a newly formed and wholly owned subsidiary of the Company (Merger Sub) merged with and into Beach (the Merger), with Beach continuing as the surviving entity in the Merger and a wholly owned subsidiary of the Company. Pursuant and subject to the terms of the Beach Merger Agreement, each outstanding share of Beach common stock (other than specified shares owned by the Company, Merger Sub or Beach, and other than in the case of shares in respect of, or underlying, certain Beach options and other equity awards, which were treated as set forth in the Beach Merger Agreement) was converted into the right to receive $9.21415 in cash and one warrant. Each warrant entitled the holder to purchase 0.33 of a share of Company common stock at an exercise price of $14.00 per share for a period of one year. All of the warrants expired on June 30, 2013 without being exercised. The aggregate cash consideration paid to Beach shareholders in the Merger was approximately $39.1 million. In addition, Beach shareholders received in aggregate warrants to purchase the equivalent of 1,401,959 shares of the Company’s common stock with an estimated fair value of $1.0 million.

Beach (re-named The Private Bank of California effective July 1, 2013 and merged with Pacific Trust Bank on October 11, 2013 to form the Bank) operated branches in Manhattan Beach, Long Beach, and Costa Mesa, California. Beach also has a division named The Doctors Bank®, which serves physicians and dentists nationwide. Additionally, Beach provided loans to small businesses based on Small Business Administration (SBA) lending programs, which the Bank continues to provide. Beach’s consolidated assets and equity (unaudited) as of June 30, 2012 totaled $311.9 million and $33.3 million, respectively. The acquired assets and liabilities were recorded at fair value at the date of acquisition.

In accordance with GAAP guidance for business combinations, the Company recorded $7.0 million of goodwill and $4.5 million of other intangible assets during the year ended December 31, 2012. The other intangible assets were primarily related to core deposits and are being amortized on an accelerated basis over 2 - 7 years. For tax purposes purchase accounting adjustments, including goodwill are all non-taxable and/or non-deductible.

Lending Activities

Governance

The Company conducts its lending activities under a system of risk governance controls. A key element of our risk governance structure is our risk appetite framework and risk appetite statement. The risk appetite framework adopted by the Company and the Bank has been developed in conjunction with the Company’s strategic and capital plans. The strategic and capital plans articulate the Board approved balance sheet and loan concentration targets and the appropriate level of capital to properly manage our risks.

The risk appetite framework provides the overall approach, including policies, processes, controls, and systems through which the risk appetite is established, communicated, and monitored. The risk appetite framework utilizes a risk assessment process to identify inherent risks across the Company, gauge the effectiveness of our internal controls, and establish tolerances for residual risk in each of the regulatory risk categories: credit, market (interest rate and price risks), liquidity, operational, compliance, strategic, and reputational. Each risk category is assigned risk ratings with a target overall residual risk rating for the organization. The risk appetite framework includes a risk appetite statement, risk limits, and an outline of roles and responsibilities of those overseeing the implementation and monitoring of the framework. The risk appetite statement is an expression of the maximum level of risk that we are prepared to accept in order to achieve our business objectives. Defining, communicating, and monitoring risk appetite is fundamental to a safe and sound control environment and a risk-focused culture. The Board of Directors establishes the Company’s strategic objectives and approves the Company’s risk appetite statement, which is developed in collaboration with the chief executive officer, chief risk officer, general counsel, chief financial officer, and business unit leaders. The executive team translates the Board approved strategic objectives and the risk appetite statement into targets and constraints for business lines and legal entities to follow.

The risk appetite framework is supported by an enterprise risk management program. Enterprise risk management at the Company integrates all risk efforts under one common framework. Key elements of enterprise risk management that are intended to support prudent lending activities include:

•

Policies— Loan policy articulates the credit culture of our lending business and provides clarity around encouraged and discouraged lending activities. Additional policies cover key business segments of the portfolio, for example Commercial Real Estate Policy, and other important aspects supporting our lending activities, for example appraisal, risk ratings, fair lending, etc.

•

Credit Approval Authorities— all material credit exposures of the Bank are approved by a credit risk management group that is independent of the business units. Above this threshold, credit approvals are made by the chief credit officer or an executive management committee of the Bank. The enterprise risk committee of the Board reviews/approves material loan pool purchases/divestitures and any other transactions as appropriate.

•

Concentration Policy and Guidelines—To mitigate and manage the risk within the Company’s loan portfolio, the Board of Directors established certain concentration guidelines which it expects to review and revise from time to time as appropriate. It is anticipated that these guidelines will be reviewed regularly and may change at any time including pursuant to quarterly or annual reviews. For instance, the Company’s Board expects to review the concentration guidelines when considering material strategic initiatives such as acquisitions and new product launches. The Company has developed policies relating to the appropriate actions to be taken should management seek to increase the concentration guidelines or exceed the guideline maximum, including for good reason. These concentration guidelines are not meant to be restrictive limits, but are intended to aid management and the Board to ensure that the Bank’s loan concentrations are consistent with the Board’s risk appetite.

•

Stress Testing– the Bank has developed a stress test policy and stress testing methodology as a tool to evaluate our loan portfolio, capital levels and strategic plan with the objective of ensuring that our loan portfolio and balance sheet concentrations are consistent with the Board approved risk appetite and strategic and capital plans.

•

Loan Portfolio Management— the Bank has an internal asset review committee that formally reviews the loan portfolio on a regular basis. Risk rating trends, loan portfolio performance, including delinquency status, and the resolution of problem assets are reviewed and evaluated.

•

Commercial Real Estate Loan Pricing, Multi-Family Loan Pricing and Residential Loan Pricing—Regular discussions occur between Treasury, Capital Markets, Credit and Risk Management and the Business units with regard to the pricing of our loan products. These committees meet to ensure that the Bank is pricing its products appropriately to meet our strategic and capital plans while ensuring an appropriate return for shareholders.

General

The Company offers a number of different commercial and consumer loan products, including commercial and industrial loans, commercial real estate loans, multi-family loans, SBA guaranteed business loans, construction and renovation loans, lease financing, one-to-four family residential (single family residential and SFR) mortgage loans, warehouse loans, asset or security backed loans, home equity lines of credit (HELOCs), consumer and business lines of credit, home equity loans and other consumer loans.

Legal lending limits are calculated in conformance with OCC regulations, which prohibit a national bank from lending to any one individual or entity or its related interests on any amount that exceeds 15 percent of the bank’s capital and surplus, plus an additional 10 percent of the bank’s capital and surplus, if the amount that exceeds the bank’s 15 percent general limit is fully secured by readily marketable collateral. At December 31, 2013, the Bank’s authorized legal lending limits for loans to one borrower were $54.1 million for unsecured loans plus an additional $36.1 million for specific secured loans.

Commercial and Industrial Loans

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

Commercial and industrial loans include short-term secured and unsecured business and commercial loans with maturities typically ranging up to 5 years (up to 10 years if a SBA loan), accounts receivable financing typically for 1-5 years (up to 10 years if a SBA loan), and equipment leases up to 6 years. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal’s prime rate or LIBOR and will vary based on market conditions and be commensurate to the credit risk. Where it can be negotiated, loans are written with a floor rate of interest. Generally, lines of credit are granted for no more than a 12-month period.

Commercial and industrial loans, including accounts receivable and inventory financing, generally are made to businesses that have been in operation for at least 5 years or less if a SBA loan, including start-ups. To qualify for such loans, prospective borrowers generally must have debt-to-net worth ratios not exceeding 3-to-1, operating cash flow sufficient to demonstrate the ability to pay obligations as they become due, and good payment histories as evidenced by credit reports. We attempt to control our risk by generally requiring loan-to-value (LTV) ratios of not more than 80 percent and by closely and regularly monitoring the amount and value of the collateral in order to maintain that ratio.

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

Commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). The Company’s commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. See “—Asset Quality—Non-Performing Assets” in Item 7.

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

At December 31, 2013 and 2012, commercial and industrial loans totaled $287.8 million or 11.8 percent and $80.4 million or 6.4 percent, respectively, of the total gross loans. This increase was due mainly to the acquisition of PBOC as well as loan originations in 2013.

Commercial Real Estate Lending and Multi-Family Real Estate Lending

Commercial real estate and multi-family real estate loans are secured primarily by multi-family dwellings, industrial/warehouse buildings, anchored and non-anchored retail centers, office buildings and hospitality properties, on a limited basis, primarily located in the Company’s market area, and throughout the West Coast. At December 31, 2013, commercial real estate and multi-family real estate loans totaled $529.9 million, or 21.7 percent, and $141.6 million, or 5.8 percent, respectively, of the Company’s total gross loans, as compared to $338.9 million, or 27.1 percent, and $115.1 million, or 9.2 percent, respectively, of the Company’s total gross loans, at December 31, 2012. This increase was due mainly to the acquisition of PBOC as well as loan originations in 2013.

The Company’s loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on these loans typically do not exceed 75 percent of the appraised value of the property securing the loan. These loans typically require monthly payments, may contain balloon payments and have maximum maturities of 30 years.

Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower/sponsor. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. The Company generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state licensed fee appraisers approved by management. See “—Loan and Lease Originations, Purchases, Sales and Repayments” In item 7. The Company may require the borrower to maintain a tax or insurance escrow account for loans secured by multi-family and commercial real estate. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is generally required to provide periodic financial information.

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one-to-four family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers.

Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “—Asset Quality—Non-Performing Assets” in Item 7.

Small Business Administration Loans

The Company provides numerous SBA loan products, primarily through the Bank. Beach Business Bank (which was acquired by the Company in 2012, re-named The Private Bank of California on July 1, 2013 and merged with and into the Bank on October 11, 2013) had approval to access the Preferred Lenders Program (PLP) within the SBA. After the October 11, 2013 subsidiary bank merger, the Bank received PLP status within the SBA effective as of February 3, 2014. The Bank’s PLP status generally gives it the authority to make the final credit decision and have most servicing and liquidation authority.

The Company provides the following SBA products:

•

7(a)—These loans provide the Bank with a guarantee from the SBA of the United States Government for up to 85 percent of the loan amount for loans up to $150,000 and 75 percent of the loan amount for loans of more than $150,000, with a maximum loan amount of $5 million. These are term loans that can be used for a variety of purposes including expansion, renovation, new construction, and equipment purchases. Depending on collateral, these loans can have terms ranging from 7 to 25 years. The guaranteed portion of these loans is often sold into the secondary market.

•

Cap Lines—In general, also guaranteed up to 75 percent and typically used for working capital purposes, secured by accounts receivable and/or inventory. These lines are generally allowed for up to $5 million and can be issued with maturities of up to 5 years.

•

504 Loans—These are real estate loans in which the lender can advance up to 90 percent of the purchase price; retain 50 percent as a first trust deed; and, have a Certified Development Company (CDC) retain the 2nd position for 40 percent of the total cost. CDC’s are licensed by the SBA. Required equity of the borrower is 10 percent. Terms of the first trust deed are typically similar to market rates for conventional real estate loans, while the CDC establishes rates and terms for the second trust deed loan.

•

SBA Express—These loans offer a 50 percent guaranty by the SBA and are up to a maximum of $350,000 (although the SBA temporarily increased the maximum limit to $1 million on October 8, 2010 for a period of one year). These loans are typically revolving lines and have maturities of up to 7 years.

SBA lending is subject to federal legislation that can affect the availability and funding of the program. This dependence on legislative funding might cause future limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business.

The Company’s portfolio of SBA loans is subject to certain risks, including, but not limited to: (i) the effects of economic downturns on the Southern California economy; (ii) interest rate increases; (iii) deterioration of the value of the underlying collateral; and, (iv) deterioration of a borrower’s or guarantors financial capabilities. We attempt to reduce the exposure of these risks through: (a) reviewing each loan request and renewal individually; (b) adhering to written loan policies; (c) adhering to SBA policies and regulations; (e) obtaining independent third party appraisals; and (f) obtaining external independent credit reviews. SBA loans normally require monthly installment payments of principal and interest and therefore are continually monitored for past due conditions. In general, the Company receives and reviews financial statements and other documents of borrowing customers on an ongoing basis during the term of the relationship and responds to any deterioration identified.

At December 31, 2013, SBA loans totaled $27.4 million or 1.1 percent of total gross loans compared to $36.1 million or 2.9 percent of total gross loans at December 31, 2012.

Construction Lending

Our construction lending primarily relates to one-to-four family residential properties. The Company may in the future originate or purchase loans or participations in construction and rehabilitation loans on residential, multi-family and/or commercial real estate properties. The Company had $24.9 million in construction loans at December 31, 2013, or 1.0 percent of total gross loans compared to $6.6 million or 0.5 percent of total gross loans at December 31, 2012. The increase was due mainly to the acquisition of $16.7 million construction loans in the PBOC acquisition.

Lease Financing

Commercial equipment leasing and financing was introduced as a product in the third quarter of 2012 to meet the needs of small and medium sized businesses for growth through investments in commercial equipment. The Company provides full payout capital leases and equipment finance agreements for essential use equipment to small and medium sized business nationally. The terms are 1 to 7 years in length and generally provide more flexibility to meet the equipment obsolescence needs of small and medium sized businesses than traditional business loans.

Commercial equipment leases are secured by the business assets being financed. The Company also obtains a commercial guaranty of the business and generally a personal guaranty of the owner(s) of the business. As of December 31, 2013, the Company had $31.9 million in commercial equipment leases outstanding, or 1.3 percent of total loans and leases, an increase of $20.7 million, or 185.2 percent, from $11.2 million, or 0.9 percent of total loans and leases at December 31, 2012.

Real Estate 1-4 Family First Mortgages Loans

The Company originates loans secured by first mortgages on one-to-four family residences throughout California and the United States.

The Company offers a variety of loan products catering to the specific needs of borrowers, including fixed rate and adjustable rate mortgages with either 30-year or 15-year terms. The Company offers conventional mortgages eligible for sale to Fannie Mae or Freddie Mac, government insured Federal Housing Administration (FHA) and Veteran Affairs (VA) mortgages, and jumbo loans where the loan amount exceeds Fannie Mae or Freddie Mac limits.

The Company’s residential lending activity includes both a direct-to-consumer retail residential lending business and a wholesale and correspondent mortgage business. In the retail business, Company loan officers are located either in our call center in Irvine, Bank branches in San Diego, Orange, and Los Angeles Counties, or loan production offices throughout California and in Arizona, Oregon, Montana, Virginia and Washington, and originate mortgage loans directly to consumers. The wholesale mortgage business originates residential mortgage loans submitted to the Company by outside mortgage brokers for underwriting and funding. The correspondent mortgage business acquires residential mortgage loans originated by outside mortgage bankers. The Company does not originate loans defined as high cost by state or federal regulators.

The Company also purchases closed residential mortgage loans from other banks or mortgage bankers through its correspondent subsidiary. Purchased loans are underwritten by the Bank prior to purchase and contain representations and warranties from the seller concerning the accuracy of the credit file and compliance with regulations.

A majority of residential mortgage loans originated by the Company are made to finance the purchase or the refinance of existing loans on owner-occupied homes with a smaller percentage used to finance non-owner occupied homes. A majority of the Company’s loan originations for the held for investment portfolio are collateralized by real properties located in Southern California; however the Bank originates loans held for sale collateralized by real properties located throughout the United States.

The Company generally underwrites one-to-four family residential mortgage loans based on the applicant’s income and credit history and the appraised value of the subject property. Generally, the Company requires private mortgage insurance for conventional loans with a loan to value greater than 80 percent of the lesser of the appraised value or purchase price, and FHA insurance or a VA guaranty for government loans. Properties securing our one-to-four family residential mortgage loans are appraised by independent fee appraisers approved by management. The Company requires borrowers to obtain title insurance, hazard insurance, and flood insurance, if necessary.

The Company currently originates one-to-four family residential mortgage loans on either a fixed- or an adjustable-rate basis, as consumer demand and the Bank’s risk management dictates. The Company’s pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and mortgage originators.

Adjustable-rate mortgages (ARM) loans are offered with flexible initial and periodic repricing dates, ranging from one year to seven years through the life of the loan. The Company uses a variety of indices to reprice ARM loans. During the year ended December 31, 2013, the Company originated $792.5 million of one-to-four family residential ARM loans with terms up to 30 years.

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

At December 31, 2013 and 2012, one-to-four family first mortgages totaled $1.29 billion, or 52.6 percent and $638.7 million, or 51.2 percent, respectively, of the total gross loans. The increase was mainly due to the Company’s originations and purchases of five seasoned SFR loan pools in 2013.

HELOCs, Home Equity Loans and Other Consumer Credit

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

The Company’s second deed of trust home equity lines of credit and other consumer loans totaled $116.0 million, and comprised 4.7 percent of the total gross loans at December 31, 2013. Other home equity lines of credit have a seven or ten year draw period and require the payment of 1.0 percent or 1.5 percent of the outstanding loan balance per month (depending on the terms) during the draw period. Following receipt of payments, the available credit includes amounts repaid up to the credit limit. Home equity lines of credit with a 10 year draw period have a balloon payment due at the end of the draw period. For loans with shorter term draw periods, once the draw period has lapsed, generally the payment is fixed based on the loan balance and prevailing market interest rates at that time.

The Company proactively monitors changes in the market value of all home loans contained in its portfolio. The Company’s credit risk management policy requires the purchase of independent, third party valuations of every property in its residential loan portfolio twice during the year. The most recent valuations were as of

November 30, 2013. The Company has the right to adjust, and has adjusted, existing lines of credit to address current market conditions subject to the terms of the loan agreement and covenants. At December 31, 2013, unfunded commitments totaled $46.1 million on other consumer lines of credit. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

Off-Balance Sheet Commitments

As part of service to the Bank’s customers, the Bank from time to time issues formal commitments and lines of credit. These commitments can be either secured or unsecured. They may be in the form of revolving lines of credit for seasonal working capital needs or may take the form of commercial letters of credit or standby letters of credit. Commercial letters of credit facilitate import trade. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

Private Banking

The Bank offers loans, deposits, and a full range of other banking services to high net worth individuals and entrepreneurs including its full suite of credit products discussed above. Private banking loans include working capital lines of credit to balance the borrower’s business cash flow cycle, loans to finance capital investments or equipment, commercial or residential real estate loans, or unsecured personal loans, customized to fit the needs of the individual or business borrower, based upon the relationship with the customer and the net worth of the customer.

Acquisitions of Seasoned SFR Loan Pools

The acquisition program implemented and executed by the Company initially in 2012 and enhanced in 2013 with the acquisition of Palisades involved a multifaceted due diligence process that included compliance reviews, title analyses, review of modification agreements, updated property valuation assessments, collateral inventory and other undertakings related to the scope of due diligence. Prior to acquiring mortgage loans, the Company, its affiliates, sub-advisors or due diligence partners typically will review the loan portfolio and conduct certain due diligence on a loan by loan basis according to its proprietary diligence plan. This due diligence encompasses analyzing the title, subordinate liens and judgments as well as a comprehensive reconciliation of current property value. The Company, its affiliates, and its sub-advisors prepare a customized version of its diligence plan for each mortgage loan pool being reviewed that is designed to address certain identified pool specific risks. The diligence plan generally reviews several factors, including but not limited to, obtaining and reconciling property value, reviewing chain of titles, reviewing assignments, confirming lien position, reviewing regulatory compliance, updating borrower credit, certifying collateral, and reviewing servicing notes. In certain transactions, a portion of the diligence may be provided by the seller. In those instances, the Company reviews the mortgage loan portfolio to confirm the accuracy of the provided diligence information and supplements as appropriate.

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

During the year ended December 31, 2013, the Company completed five seasoned SFR mortgage loan pool acquisitions with unpaid principal balances and fair values of $1.02 billion and $849.9 million at their respective acquisition dates. These loan pools generally consist of seasoned re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. The Company was able to acquire these loans at a significant discount to both current property value at acquisition and note balance. At December 31, 2013, the unpaid principal balance and carrying value of these loans were $814.0 million and $711.1 million, respectively. The Company determined that certain loans in these seasoned SFR mortgage loan acquisitions reflect credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The unpaid principal balances and fair values of these loans at the respective dates of acquisition were $473.9 million and $342.1 million, respectively. At December 31, 2013, the unpaid principal balance and carrying value of these loans were $326.0 million and $261.3 million, respectively. At December 31, 2013, approximately 5.63 percent of unpaid principal balance of these loans were delinquent 60 or more days and 1.37 percent were in bankruptcy or foreclosure.

For each acquisition the Company was able to utilize its background in mortgage credit analysis to re-underwrite the borrower’s credit to arrive at what it believes to be an attractive risk adjusted return for a highly collateralized investment in performing mortgage loans. In aggregate, the purchase price of the loans was less than 62 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 83 percent of note balance at the time of acquisition. At the time of acquisition, approximately 86 percent of the mortgage loans by current principal balance (excluding any forbearance amounts) had the original terms modified at some point since origination by a prior owner or servicer. The mortgage loans had a current weighted average interest rate of 4.39 percent, determined by current principal balance. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 655. The average property value determined by a broker price opinion by third party licensed real estate professionals at or around the time of acquisition was $292 thousand. Approximately 89.6 percent of the borrowers by current principal balance had made at least 12 monthly payments in the 12 months preceding the trade date (or, in some cases calculated as making 11 monthly payments in the 11 months preceding the trade date), and 94 percent had made nine monthly payments in the nine months preceding the trade date. The mortgage loans are secured by residences located in all 50 states and Washington DC, with California being the largest state concentration representing 36.3 percent of the note balance, and with no other state concentration exceeding 10.0 percent based upon the current note balance.

During the course of 2012, the Company completed three seasoned SFR loan acquisitions with unpaid principal balances and fair values of $114.8 million and $66.7 million at the respective acquisition dates. These loan pools generally consist of seasoned re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. In aggregate, the purchase price of the loans was less than 70 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 60 percent of note balance at the time of acquisition. The mortgage loans had a current weighted average interest rate of 4.13 percent, determined by current unpaid principal balance. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 632. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $252 thousand. As of December 31, 2013, the unpaid principal balance and carrying value of these loans were $88.0 million and $53.2 million, respectively.

As part of the acquisition program, the Company may sell from time to time seasoned SFR mortgage loans that do not meet the Company’s investment standards. During 2013, the Company sold seasoned SFR mortgage loans with an unpaid principal balance of $176.6 million and a carrying value of $113.0 million.

Non-Traditional Mortgage Loans

The Company’s non-traditional mortgage portfolio (NTM) is comprised of three interest only products: the Green Account Loans (Green Loans), the hybrid interest only adjustable rate mortgage (ARM) and a small number of negatively amortizing ARM loans. As of December 31, 2013 and 2012, the non-traditional mortgages totaled $309.6 million or 12.7 percent and $368.3 million or 29.5 percent of the total gross loan portfolio, respectively, which is a decrease of $58.7 million or 15.9 percent.

The initial credit guidelines for the non-traditional mortgage portfolio were established based on borrower Fair Isaac Company (FICO) score, loan-to-value, property type, occupancy type, loan amount, and geography. Additionally from an ongoing credit risk management perspective, the Company has assessed that the most significant performance indicators for NTMs to be loan-to-value and FICO scores. On a semi-annual basis, the Company performs loan reviews of the NTM loan portfolio that includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models (AVM) to confirm collateral value.

Green Account Loans

Green Loans are single family residential first mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year balloon payment due at maturity. Transactions posted to the checking account are cleared on a daily basis against the loan, effectively bringing the checking account balance to zero on a daily basis. If the outstanding balance of the loan is paid down to a zero balance, excess funds remain in the linked checking account. Subsequent debit activity will use these funds before the line of credit is accessed. Although we ceased originating Green Loan accounts in 2011, existing Green Loan borrowers who continue to meet the Green Loan credit and property value requirements are entitled to continue to draw on their Green Loans, and at December 31, 2013 the balance of Green Loans in our portfolio was $153.0 million, a decrease of $53.4 million from $206.4 million at December 31, 2012.

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

The Green Loans are similar to HELOCs in that they are collateralized primarily by the equity in single family residential mortgage loans. However, some Green Loans are subject to differences from HELOCs relating to certain characteristics including one-action laws. Similar to Green Loans, HELOCs allow the borrower to draw down on the credit line based on an established loan amount for a period of time, typically 10 years, requiring an interest only payment with an option to pay principal at any time. A typical HELOC provides that at the end of the term the borrower can continue to make monthly principal and interest payments based loan balance until the maturity date. The Green Loan is an interest only loan with a maturity of 15 years at which time the loan comes due and payable with a balloon payment due at maturity. The unique payment structure also differs from a traditional HELOC in that payments are made through the direct linkage of a personal checking account to the loan through a nightly sweep of funds into the Green Loan account. This reduces any outstanding balance on the loan by the total amount deposited into the checking account. As a result, every time a deposit is made, effectively a payment to the Green Loan is made. HELOCs typically do not cause the loan to be paid down by a borrowers depositing of funds into their checking account at the same bank.

Credit guidelines for Green Loans were established based on borrower Fair Isaac Company (FICO) scores, property type, occupancy type, loan amount, and geography. Property types include single family residences and second trust deeds where the Company owned the first liens, owner occupied as well as non-owner occupied properties. The Company utilized its underwriting guidelines for first liens to underwrite the Green Loan secured by second trust deeds as if the combined loans were a single Green Loan.

For single family properties, the loan sizes ranged up to $7.0 million and $650 thousand for owner occupied and non-owner occupied, respectively. For two-to-four family properties, the loan sizes ranged up to $1.1 million. As loan size increased, the maximum LTV decreases from 80 percent to 60 percent. Maximum LTVs were adjusted by 5-10 percent for specified property types such as condos. FICOs were based on the primary wage earners’ mid FICO score and the lower of two mid FICO scores for full and alternative documentation, respectively. Seventy-six percent of the FICO scores exceeded 700 at the time of origination. Loans greater than $1 million were subject to a second appraisal or third party appraisal review at origination.

Interest Only Mortgage Loans

Interest-only mortgage loans are primarily single family residential first mortgage loans with payment features that allow interest-only payments during the first one, three, or five years during which time the interest rate is fixed before converting to fully amortizing payments. Following the expiration of the fixed interest rate, the interest rate and payment begins to adjust on an annual basis, with fully amortizing payments that include principal and interest calculated over the remaining term of the loan. The loan can be secured by owner or non-owner occupied properties that include single family units and second homes. As of December 31, 2013, our interest only loans decreased by $2.6 million, or 1.8 percent, to $140.0 million from $142.5 million at December 31, 2012.

Loans with the Potential for Negative Amortization

Negative amortization loans decreased by $2.7 million, or 14.1 percent, to $16.6 million as of December 31, 2013 from $19.3 million as of December 31, 2012. The Company discontinued origination of negative amortization loans in 2007. As of December 31, 2013 and 2012, $1.2 million and none, respectively, of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.

Loan and Lease Servicing

During 2013, single family residential mortgage loans held in the portfolio were serviced in house, pursuant to secondary market guidelines. In 2014, the Bank contracted with a nationally known sub-servicer to service these loans. Generally, when a borrower fails to make a payment on a mortgage loan, a late charge notice is mailed approximately 16 days after the due date. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower prior to the loan becoming 30 days past due. If the loan becomes 60 days delinquent, the collector will generally contact the borrower by phone, send a personal letter and/or engage a field service company to visit the property in order to identify the reason for the delinquency. Once the loan becomes 90 days delinquent, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. When a loan becomes 90 days delinquent, a drive-by inspection is made and if an acceptable repayment plan has not been agreed upon, a collection officer will generally initiate foreclosure or refer the account to the Company’s counsel to initiate foreclosure proceedings.

For SBA, construction, lease financing and consumer loans a similar process is followed, with the initial written contact being made once the loan is 10 days past due with a follow-up notice at 16 days past due. Follow-up contacts are generally on an accelerated basis compared to the SFR mortgage loan procedure.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (ALLL) represents management’s best estimate of the probable losses inherent in the existing loan and lease portfolio. The ALLL is increased by the provision for loan losses charged to expense and reduced by loan and lease charge-offs, net of recoveries.

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

Our loan and lease portfolio, excluding impaired loans and leases that are evaluated individually, is evaluated by segmentation. The segmentations we currently evaluate are:

•	Commercial and industrial

•	Commercial real estate

•	Construction

•	SBA

•	Leases

•	Single family residence — 1st trust deeds

•	Single family residence — 2nd trust deeds

•	Other consumer

Within these loan segments, we then evaluate loans and leases not adversely classified, which we refer to as “pass” credits, separately from adversely classified loans and leases. The adversely classified loans and leases are further grouped into three credit risk rating categories: “special mention,” “substandard,” and “doubtful.” See “—Asset Quality—Risk Ratings” in Item 7.

In addition, we may refer to the loans and leases classified as “substandard” and “doubtful” together as “classified” loans and leases.

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

Although management believes the level of the ALLL as of December 31, 2013 was adequate to absorb probable losses in the portfolio, declines in economies of the Company’s primary markets or other factors could result in losses that cannot be reasonably predicted at this time.

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

At December 31, 2013, our total ALLL was $18.8 million or 0.77 percent of the total loans and leases, as compared to $14.4 million, or 1.16 percent of the total loans and leases at December 31, 2012. The ALLL that was collectively evaluated for impairment on originated loans and leases at December 31, 2013 was $17.1 million, which represented 1.46 percent of total originated loans and leases, as compared to $13.2 million, or 1.48 percent, of total originated loans and leases at December 31, 2012. Including the non-credit impaired loans acquired through the Beach, Gateway, and PBOC acquisitions, ALLL that was collectively evaluated for impairment was $18.5 million, which represents 1.13 percent of total of such loans and leases, as compared to $13.2 million, or 1.18 percent, or total of such loans and leases. The ALLL that was individually evaluated for impairment was $96 thousand at December 31, 2013 compared to $1.2 million at December 31, 2012. An unallocated ALLL of $450 thousand was held at December 31, 2013. Assessing the allowance for loan and lease losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans and leases that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable losses presently inherent in our loan and lease portfolios.

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

Sources of Funds

General

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

Deposits

The Company offers a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. The Company’s deposits consist of savings accounts, money market deposit accounts, interest bearing demand accounts, and certificates of deposit. The Company solicits deposits primarily in our market area and from institutional investors.

During 2012, we introduced the “One Account” and the “Preferred Account,” in order to grow a stable, high quality, core deposit base, and reduce our reliance on brokered deposits, resulting in a lower cost and more stable funding base. Core deposits grew $1.66 billion during 2013 and totaled $2.48 billion at December 31, 2013 and represented 84.9 percent of total deposits. Our One Account is designed to attract and serve individuals who may not need our loan products or otherwise be familiar with our Bank. We believe our service encourages them to build a full relationship with us, including lending relationships. Our Preferred Account serves customers who use the Bank as one of their primary banking relationships. Our relationship managers have successfully learned how to offer full deposit products to their loan clients and build long-term, deep relationships. Our business banking is also a key source of core deposits and, more recently, we have begun to attract core deposits from our private banking clients as well.

The Bank held brokered deposits of $350.0 million at December 31, 2013. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain deposits.

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

Borrowings

Although deposits are our primary source of funds, the Company may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when the Company desires additional capacity to fund loan and lease demand or when they meet our asset/liability management goals. The Company’s borrowings historically have consisted of advances to the Bank from the Federal Home Loan Bank of San Francisco (FHLB). However, the Bank also has the ability to borrow from the Federal Reserve Bank of San Francisco (Federal Reserve Bank), in additional to Federal Funds borrowings and reverse repurchase agreements.

The Bank may obtain advances from the FHLB by collateralizing the advances with certain of the Bank’s mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2013, the Bank had $250.0 million in FHLB advances outstanding and the ability to borrow an additional $322.9 million. The Bank also had the ability to borrow $80.8 million from the Federal Reserve Bank as of that date. See also Note 11 of the Notes to the Company’s consolidated financial statements in item 8 of this report for additional information regarding FHLB advances. Of the $250.0 million in FHLB borrowings outstanding as of December 31, 2013, $235.0 million are expected to mature in 2014 and $15.0 million are expected to mature in 2015.

Competition and Market Area

The Company faces strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings institutions, credit unions and mortgage bankers. Other commercial banks, savings institutions, credit unions and finance companies provide vigorous competition in consumer lending.

The Company attracts deposits through the retail branch network and through the internet. One of the ways the Company has been able to be competitive in this area is through its retail branch network. A greater understanding for the needs of the client is uncovered through certain sales processes utilized by the branch network. Consequently, the branches have the ability to service those needs with a variety of deposit accounts at competitive rates. Competition for deposits is principally from other commercial banks savings institutions, and credit unions located in the same community, as well as mutual funds and other alternative investments. Effective October 4, 2013, the Company sold eight branches located in Los Angeles, Riverside and San Diego counties. From this transaction, the Company sold all of its deposits in Riverside county and a substantial portion of deposits in San Diego county. Based on the most recent branch deposit data as of June 30, 2013 provided by the FDIC, the share of deposits for the Bank in Los Angeles, Orange, Riverside, and San Diego counties was as follows:

As of
June 30, 2013
Los Angeles County	0.21%
Orange County	0.59%
Riverside County	0.67%
San Diego County	1.10%

Employees

At December 31, 2013, we had a total of 1,361 full-time employees and 23 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.

Regulation and Supervision

General

The Company and the Bank are extensively regulated under federal laws.

As a financial holding company, the Banc of California, Inc. is subject to the Bank Holding Company Act of 1956, as amended, and its primary regulator is the Board of Governors of the Federal Reserve System. As a national bank, the Bank is subject to regulation primarily by the OCC. In addition, the Bank is also subject to backup regulation from the FDIC.

Regulation and supervision by the federal banking agencies are intended primarily for the protection of customers and depositors and the Deposit Insurance Fund administered by the FDIC and not for the benefit of shareholders. Set forth below is a brief description of material information regarding certain laws and regulations that are applicable to Banc of California, Inc. and the Bank. This description, as well as other descriptions of laws and regulations in this 10-K, is not complete and qualified in its entirety by reference to applicable laws and regulations.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) enacted on July 1, 2010 is the most significant financial legislation since the 1930s.

The Dodd-Frank Act requires that bank holding companies, such as the Company as a bank holding company that has elected to become a financial holding company pursuant to the BHCA, act as a source of financial and managerial strength for their insured depository institution subsidiaries, such as the Bank, particularly when such subsidiaries are in financial distress. The FDIC has the authority to hold a bank liable for losses it incurs in connection with another commonly controlled bank.

The FRB has extensive enforcement authority over the Company and the OCC has extensive enforcement authority over the Bank under federal law. Enforcement authority generally includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely filing of reports. Except under certain circumstances, public disclosure of formal enforcement actions by the Federal Reserve Board and the OCC is required by law.

The Dodd-Frank Act made other significant changes to the regulation of bank holding companies and their subsidiary banks, which includes the regulation of the Company and the Bank, and other significant changes will continue to occur as rules are promulgated under the Dodd-Frank Act. These regulatory changes have had and will continue to have a material effect on the business and results of the Company and the Bank. The Dodd-Frank Act created the Consumer Financial Protection Bureau (CFPB), with the authority to promulgate regulations intended to protect consumers with respect to financial products and services, including those provided by the Bank, and to restrict unfair, deceptive or abusive conduct by providers of consumer financial products and services. The CFPB has issued rules under the Dodd-Frank Act affecting the Bank’s residential mortgage lending business, including ability-to-repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, appraisal and escrow standards and requirements for higher-priced mortgages. The activities of the Bank are also subject to regulation under numerous federal laws and state consumer protection statutes.

In addition to the Dodd-Frank Act, other legislative and regulatory proposals affecting banks have been made both domestically and internationally. Among other things, these proposals include significant additional capital and liquidity requirements and limitations on size or types of activity in which banks may engage.

Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing us may be amended from time to time. Any legislative or regulatory changes in the future, including those resulting from the Dodd-Frank Act, could adversely affect our operations and financial condition.

The Company

The Company became a financial holding company effective January 17, 2014. As a bank holding company that has elected to become a financial holding company pursuant to the BHCA, the Company may engage in activities permitted for bank holding companies and may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking. See “—Volcker Rule” below.

The Company is required to register and file reports with, and is subject to regulation and examination by the FRB. The FRB’s approval is required for acquisition of another financial institution or holding company thereof, and, under certain circumstances, for the acquisition of other subsidiaries.

As a bank holding company, is the Company subject to the current regulations of the Federal Reserve Board on capital for a bank holding company, which establish a capital framework based on Tier 1 and Tier 2 capital generally the same as Tier 1 and a Tier 2 capital for the Bank, as described below. For bank holding companies, generally the minimum capital ratios (all on a consolidated basis) consist of a Tier 1 risk-based capital ratio of 4 percent, a total risk-based capital ratio of 8 percent and a leverage ratio of 4 percent. On an individual basis, the Federal Reserve Board can impose higher ratios on a bank holding company. To be considered well-capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6 percent and a total risk-based capital ratio of at least 10 percent, and must not be subject to a written agreement, order or directive to maintain a specific capital measure. As of December 31, 2013, Banc of California, Inc. was considered well-capitalized, with capital ratios in excess of those required to qualify as such.

The Federal Reserve Board has proposed substantial revisions to the regulations on capital for bank holding companies. See “New Capital Regulations” below.

Under the Federal Reserve Board’s policy statement on the payment of cash dividends, a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition. A bank holding company must give the Federal Reserve Board prior notice of any purchase or redemption of its equity securities if the consideration for the purchase or redemption, when combined with the consideration for all such purchases or redemptions in the preceding 12 months is equal to 10 percent or more of its consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would be an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or condition imposed in writing by the Federal Reserve Board. This notification requirement does not apply to a bank holding company that qualifies as well capitalized, received a composite rating and a rating for management of “1” or “2” in its last examination and is not subject to any unresolved supervisory issue.

The Bank

The Bank is subject to a variety of requirements under federal law.

The Bank is required to maintain sufficient liquidity to ensure safe and sound operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.”

The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan and lease underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2013, Bank was in compliance with these reserve requirements.

FDIC Insurance

The deposits of the Bank are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States. The basic deposit insurance limit is generally $250,000 as specified in FDIC regulations. Non-interest bearing transaction accounts received unlimited coverage through December 31, 2013.

As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank’s deposit insurance premiums for the year ended December 31, 2013 were $1.7 million. FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980’s. This assessment will continue until the bonds mature in the years 2017 through 2019. For the fiscal year ended December 31, 2013, the Bank paid $131 thousand in FICO assessments.

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution based on annualized rates. Each institution under $10 billion in assets is assigned to one of four risk categories based on its capital, supervisory ratings and other factors, with higher risk institutions paying higher premiums. Its deposit insurance premiums are based on the rates applicable to its risk category, subject to certain adjustments, and as required by the Dodd-Frank Act, are assessed on the amount of an institution’s total assets minus its Tier 1 capital.

Capital Requirements

The Bank is required to maintain specified levels of regulatory capital under the current capital and prompt corrective action regulations of the OCC. To be adequately capitalized, an institution must have a leverage ratio of at least 4.0 percent, a Tier 1 risk-based capital ratio of at least 4.0 percent and a total risk-based capital ratio of at least 8.0 percent. To be a well-capitalized, an institution must have a Tier 1 leverage ratio of at least 5.0 percent, a Tier 1 risk-based capital ratio of at least 6.0 percent and total risk-based capital ratio of at least 10.0 percent. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.

The term leverage ratio means the ratio of Tier 1 capital to adjusted total leverage assets. The term Tier 1 risk-based capital ratio means the ratio of Tier 1 capital to total risk-weighted assets. The term total risk-based capital ratio means the ratio of total capital to total risk-weighted assets. Tier 1 capital generally consists of common stockholders’ equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings, excluding most intangible assets. Total capital consists of the sum of an institution’s Tier 1 capital and the amount of its Tier 2 capital up to the amount of its Tier 1 capital. Tier 2 capital consists generally of certain permanent and maturing capital instruments, the amount of the institution’s allowance for loan and lease losses up to 1.25 percent of risk-weighted assets and certain unrealized gains on equity securities. Total adjusted total assets consist of total assets as specified for call report purposes, less such certain items as disallowed servicing assets and accumulated gains/losses on available-for-sale securities. Risk-weighted assets are determined under the capital regulations, which assign to every asset and off-balance sheet item, a risk weight generally ranging from 0 percent to 100 percent based on the inherent risk of the asset. At December 31, 2013, the regulatory capital ratios of the Bank exceeded the ratios required to qualify as well-capitalized. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital.”

The OCC has the ability to establish an individual minimum capital requirement for a particular institution, based on its circumstances, which varies from the capital levels that would otherwise be required. The OCC has not imposed any such requirement on the Bank.

The OCC is authorized and, under certain circumstances, required to take certain actions against an institution that is less than adequately capitalized. Such an institution must submit a capital restoration plan, including a specified guarantee by its holding company, and until the plan is approved by the OCC, the institution may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.

For institutions that are not at least adequately capitalized, progressively more severe restrictions generally apply as capital ratios decrease, or if the OCC reclassifies an institution into a lower capital category due to unsafe or unsound practices or unsafe or unsound condition. Such restrictions may cover all aspects of operations and may include a forced merger or acquisition. An institution that becomes “critically undercapitalized” because it has a tangible equity ratio of 2.0 percent or less is generally subject to the appointment of the FDIC as receiver or conservator for the institution within 90 days after it becomes critically undercapitalized. The imposition by the OCC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.

The OCC has adopted substantial revisions to the regulations on capital prompt corrective action for FDIC-insured institutions. See “New Capital Regulations” below.

Anti-Money Laundering and Suspicious Activity

Several federal laws, including the Bank Secrecy Act, the Money Laundering Control Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the Patriot Act) require all financial institutions, including banks, to implement policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on customers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank acquisition.

Community Reinvestment Act

The Bank is subject to the provisions of the Community Reinvestment Act (CRA). Under the terms of the CRA, the Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of its community, including providing credit to individuals residing in low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, and does not limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community in a manner consistent with the CRA.

The OCC regularly assesses the Bank on its record in meeting the credit needs of the community served by that institution, including low-income and moderate-income neighborhoods. The Bank received a satisfactory rating in its most recent CRA evaluation.

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

Financial Privacy Under the Requirements of the Gramm-Leach-Bliley Act (the GLBA)

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

Limitations on Transactions with Affiliates and Loans to Insiders

Transactions between either the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank but which is not a subsidiary of the bank. The Company and its subsidiaries are affiliates of the Bank. Generally, Section 23A limits the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0 percent of the Bank’s capital stock and surplus, and imposes an aggregate limit on all such transactions with all affiliates in an amount equal to 20.0 percent of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable to the Bank, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to an affiliate, the purchase of or investment in the securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral security for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Loans to an affiliate must be collateralized.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders of the Bank and its affiliates. Under Section 22(h), loans to a director, executive officer or greater than 10.0 percent shareholder of the Bank or its affiliates and certain related interests may generally not exceed, together with all other outstanding loans to such person and related interests, 15.0 percent of the Bank’s unimpaired capital and surplus, plus an additional 10.0 percent of unimpaired capital and surplus for loans that are fully secured by readily marketable collateral having a value at least equal to the amount of the loan. Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as those offered in comparable transactions to other persons, and not involve more than the normal risk of repayment or present other unfavorable features. There is an exception for loans that are made pursuant to a benefit or compensation program that (1) is widely available to employees of the Bank or its affiliate and (2) does not give preference to any director, executive officer or principal shareholder or certain related interests over other employees of the Bank or its affiliate. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of all loans to all of the executive officers, directors and principal shareholders of the Bank or its affiliates and certain related interests may not exceed 100.0 percent of the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

Identity Theft. Under Section 315 of the Fair and Accurate Credit Transactions Act (FACT Act), the Bank is required to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft “red flags” in connection with the opening of certain accounts or certain existing accounts. Under the FACT Act, the Bank is required to adopt “reasonable policies and procedures” to (i) identify relevant red flags for covered accounts and incorporate those red flags into the program: (ii) detect red flags that have been incorporated into the program; (iii) respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and (iv) ensure the program is updated periodically, to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.

The Bank maintains a program to meet the requirements of Section 315 of the FACT Act and the Bank believes it is currently in compliance with these requirements.

Consumer Protection Laws and Regulations; Other Regulations

The Bank and its affiliates are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers including but not limited to the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Secure and Fair Enforcement in Mortgage Licensing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Service Members’ Civil Relief Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties.

The Dodd-Frank Act established the CFPB as a new independent bureau within the Federal Reserve System that is responsible for regulating consumer financial products and services under federal consumer financial laws.

The CFPB has broad rulemaking authority with respect to these laws. The Company and the Bank are subject to CFBB’s regulation of consumer financial services and products. The CFPB has issued numerous regulations, and is expected to continue to do so in the next few years. For the Bank and its affiliates, the CFPB’s regulations are enforced by the federal banking regulators. The CFPB’s rulemaking, examination and enforcement authority is expected to significantly affect financial institutions involved in the provision of consumer financial products and services, including the Company and the Bank.

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

The OCC must approve the Bank’s acquisition of other financial institutions and certain other acquisitions, and its establishment of branches. Generally, the Bank may branch de novo nationwide, but branching by acquisition may be restricted by applicable state law.

The Bank’s general limit on loans to one borrower is 15 percent of its capital and surplus, plus an additional 10 percent of its capital and surplus if the amount of loans greater than 15 percent of capital and surplus is fully secured by readily marketable collateral. Capital and surplus means Tier 1 and Tier 2 capital plus the amount of allowance for loan and lease losses not included in Tier 2 capital. The Bank has no loans in excess of its loans-to-one borrower limit.

OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a bank may make capital distributions during any calendar year equal to up to 100 percent of net income for the year-to-date plus retained net income for the two preceding years without prior OCC approval. However, the OCC may restrict dividends by an institution deemed to be in need of more than normal supervision.

The Bank is a member of the FHLB, which makes loans or advances to members. All advances are required to be fully secured by sufficient collateral as determined by the FHLB, and all long-term advances are required to provide funds for residential home financing. The Bank is required to purchase and maintain stock in the FHLB. At December 31, 2013, the Bank had $14.4 million in FHLB stock, which was in compliance with this requirement.

New Capital Requirements

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Company and the Bank will be subject to new capital regulations adopted by the FRB and the OCC, which create a new required ratio for common equity Tier 1 (CET1) capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the capital requirements.

Under the new capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5 percent of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0 percent of risk-weighted assets; (3) a total capital ratio of 8.0 percent of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0 percent. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (AOCI) unless we elect to exclude AOCI from regulatory capital, as discussed below; and certain minority interests; all subject to applicable regulatory adjustments and deductions.

There are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. Mortgage servicing and deferred tax assets over designated percentages of CET1 will be deducted from capital. In addition, Tier 1 capital will include AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities. Because of our asset size, we have the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations. We are considering whether to elect this option.

The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150 percent risk weight (up from 100 percent ) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20 percent (up from 0 percent) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0 percent ); and a 250 percent risk weight (up from 100 percent) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Company and the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5 percent of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625 percent of risk-weighted assets will be required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.

The OCC’s prompt corrective action standards change when these new capital regulations become effective. Under the new standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5 percent (new), a ratio of Tier 1 capital to risk-weighted assets of 8 percent (increased from 6 percent), a ratio of total capital to risk-weighted assets of 10 percent (unchanged), and a leverage ratio of 5 percent (unchanged); and in order to be considered adequately capitalized, it must have the minimum capital ratios described above.

Although we continue to evaluate the impact that the new capital rules will have on the Company and the Bank, we anticipate that the Company and the Bank will remain well-capitalized under the new capital rules, and will meet the capital conservation buffer requirement.

Volcker Rule

The federal banking agencies have adopted regulations, effective April 15, 2014, with a conformance period for certain features lasting until July 21, 2015, to implement the provisions of the Dodd-Frank Act known as the Volcker Rule. Under the regulations, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates (collectively, banking entities), are generally prohibited, subject to certain exemptions, from proprietary trading of securities and other financial instruments and from acquiring or retaining an ownership interest in a “covered fund.”

Trading in certain government obligations is not prohibited. These include, among others, obligations of or guaranteed by the United States or an agency or government-sponsored entity of the United States, obligations of a State of the United States or a political subdivision thereof, and municipal securities. Proprietary trading generally does not include transactions under repurchase and reverse repurchase agreements, securities lending transactions and purchases and sales for the purpose of liquidity management if the liquidity management plan meets specified criteria; nor does it generally include transactions undertaken in a fiduciary capacity.

The term “covered fund” can include, in addition to many private equity and hedge funds and other entities, certain collateralized mortgage obligations, collateralized debt obligations and collateralized loan obligations, and other items, but it does not include wholly owned subsidiaries, certain joint ventures, or loan securitizations generally if the underlying assets are solely loans. The term “ownership interest” includes not only an equity interest or a partnership interest, but also an interest that has the right to participate in selection or removal of a general partner, managing member, director, trustee or investment manager or advisor; to receive a share of income, gains or profits of the fund; to receive underlying fund assets after all other interests have been redeemed; to receive all or a portion of excess spread; or to receive income on a pass-through basis or income determined by reference to the performance of fund assets. In addition, “ownership interest” includes an interest under which amounts payable can be reduced based on losses arising from underlying fund assets.

Activities eligible for exemptions include, among others, certain brokerage, underwriting and marketing activities, and risk-mitigating hedging activities with respect to specific risks and subject to specified conditions.

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

Risk Relating to Our Business and Operating Environment

Our business strategy includes significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We have pursued and intend to continue to pursue an organic and acquisition growth strategy for our business. We regularly evaluate potential acquisitions and expansion opportunities. If appropriate opportunities present themselves, we expect to engage in selected acquisitions of financial institutions, branch acquisitions and other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.

There are risks associated with our growth strategy. To the extent that we grow through acquisitions, we cannot ensure that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or other assets, as well as other expansion activities, involves various risks including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of integrating acquired banks or branches, the risk of loss of customers and/or employees of the acquired institution or branch, executing cost savings measures, not achieving revenue enhancements and otherwise not realizing the transaction’s anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management’s attention from ongoing business operations, may require investment in integration and in development and enhancement of additional operational and reporting processes and controls, and may subject us to additional regulatory scrutiny.

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

Our recent acquisitions of PBOC, Palisades and CS Financial may present certain risks to our business and operations.

We completed our acquisitions of PBOC and the Palisades on July 1, 2013 on September 11, 2013, respectively, and our wholly owned subsidiary, the Bank completed the acquisition of CS Financial on

October 31, 2013. Difficulties in capitalizing on the opportunities presented by the PBOC, Palisades and CS Financial acquisitions may prevent us from fully achieving the expected benefits from the acquisitions, or may cause the achievement of such expected benefits to take longer than expected.

Further, the assimilation of PBOC’s customers and markets could result in higher than expected deposit attrition, loss of key employees, disruption of our businesses, or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisitions. These matters could have an adverse effect on us for an undetermined period. We will likely be subject to similar risks and difficulties in connection with any future acquisitions.

Our financial condition and results of operations are dependent on the economy, particularly in the Bank’s market areas. The current economic conditions in the market areas we serve may continue to impact our earnings adversely and could increase the credit risk of our loan and lease portfolio.

Our primary market area is concentrated in the greater San Diego, Orange and Los Angeles counties. Adverse economic conditions in any of these, market areas can reduce our rate of growth, affect our customers’ ability to repay loans and leases and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely. Weak economic conditions and ongoing strains in the financial and housing markets have resulted in higher levels of loan and lease delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans and leases.

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

We cannot accurately predict the effect of the weakness in the national economy on our future operating results.

The national economy in general and the financial services sector in particular continue to face significant challenges. We cannot accurately predict the severity or duration of current economic weaknesses, which have adversely impacted the markets we serve. Any further deterioration in national or local economic conditions would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects. While it is impossible to predict how long these conditions may exist, the current economic weaknesses could present substantial risks for some time for the banking industry and for us.

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

The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans and leases. In determining the amount of the allowance for loan and lease losses, we review our loans and leases and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan and lease losses may not be sufficient to cover losses inherent in our loan and lease portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan and lease losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of our control, may require an increase in the allowance for loan and lease losses. Our allowance for loan and lease losses was 0.77 percent of gross loans and leases held for investment and 59.42 percent of nonperforming loans at December 31, 2013. In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of further charge-offs, based on judgments different than that of management. If charge-offs in future periods exceed the allowance for loan and lease losses, we will need additional provisions to increase the allowance for loan and lease losses. Any increases in the provision for loan and lease losses will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.

Our business may be adversely affected by credit risk associated with residential property and declining property values.

At December 31, 2013, $1.39 billion, or 56.9 percent of our total gross loan and lease portfolio, was secured by one-to-four family mortgage loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the California housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.

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

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices, including: analyzing a borrower’s credit history, financial statements, tax returns and cash flow projections; valuing collateral based on reports of independent appraisers; and verifying liquid assets. Although we believe that our underwriting criteria are, and historically have been, appropriate for the various kinds of loans we make, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and consumer behavior. In addition, our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors. Finally, we may have higher credit risk, or experience higher credit losses, to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. Our residential loan portfolio is largely jumbo loans that exceed the loan size limit of Fannie Mae and Freddie Mac and therefore have a more limited secondary market demand than that of conforming loans. At December 31, 2013, 71.9 percent of our commercial real estate loans and 98.1 percent of our residential mortgages were secured by collateral in Southern California. Deterioration in real estate values and underlying economic conditions in Southern California could result in significantly higher credit losses to our portfolio.

Our non-traditional, interest-only single-family residential loans expose us to increased lending risk.

Many of the residential mortgage loans we have originated for investment consisted of non-traditional single family residential mortgage loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of characteristics of the borrower or property, the loan terms, loan size or exceptions from agency underwriting guidelines.

In the case of interest-only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status. Since the borrower’s monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, the borrower might not be able to afford the increased monthly payment. In addition, interest-only loans have a large, balloon payment at the end of the loan term, which the borrower may be unable to pay. Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to 110 percent of the original loan to value ratio during the first five years the loan is outstanding, with payments adjusting periodically as provided in the loan documents, potentially resulting in higher payments by the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline, and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their loans to pay off their mortgage obligations. For these reasons, interest-only loans and negative amortization loans are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of realized losses.

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

If we foreclose on a commercial or multi-family real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As of December 31, 2013, our commercial and multi-family real estate loans totaled $671.5 million, or 27.5 percent of our total gross loan portfolio.

Our portfolio of Green Loans subjects us to greater risks of loss.

We have a portfolio of Green Account home equity loans which generally have a fifteen year draw period with interest-only payment requirements, and a balloon payment requirement at the end of the draw period. The Green Loans include an associated “clearing account” that allows all types of deposit and withdrawal transactions to be performed by the borrower during the term. We ceased originating new Green Loans in 2011; however, existing Green Loan borrowers are entitled to continue to draw on their Green Loan, and at December 31, 2013, the balance of Green Loans in our portfolio totaled $153.0 million.

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

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property is taken in as other real estate owned (OREO), and at certain other times during the asset’s holding period. Our net book value (NBV) in the loan at the time of foreclosure and thereafter is compared to the updated market value (fair value) of the foreclosed property less estimated selling costs. A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, the fair value of our investments in OREO may not be sufficient to recover our NBV in such assets, resulting in the need for additional write-downs. Additional write-downs to our investments in OREO could have a material adverse effect on our financial condition and results of operations. Our bank regulators periodically review our OREO and may require us to recognize further write-downs. Any increase in our write-downs, as required by such regulator, may have a material adverse effect on our financial condition and results of operations. As of December 31, 2013, we had no OREO.

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

We make our commercial and industrial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial and industrial loans may depreciate over time, be difficult to appraise and fluctuate in value. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. As of December 31, 2013, our commercial and industrial loans totaled $287.8 million, or 11.8 percent of our total gross loan portfolio.

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

In recent years, due to the continued weakness of the U.S. economy and, more specifically, the California economy, including higher levels of unemployment than the nationwide average and declines in real estate values, many borrowers have been unable to meet their loan repayment obligations and, as a result, we have had to initiate foreclosure proceedings with respect to and take title to an increased number of real properties that had collateralized their loans. As an owner of such properties, we could become subject to environmental liabilities and incur substantial costs for any property damage, personal injury, investigation and clean-up that may be required due to any environmental contamination that may be found to exist at any of those properties, even though we did not engage in the activities that led to such contamination. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties seeking damages for environmental contamination emanating from the site. If we were to become subject to significant environmental liabilities or costs, our business, financial condition, results of operations and prospects could be adversely affected.

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

An increase in interest rates, change in the programs offered by governmental sponsored entities (GSE) or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

Our mortgage banking operations provide a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of single-family residential loans pursuant to programs currently offered by Fannie Mae, Freddie Mac and other investors on a servicing released basis. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

Secondary mortgage market conditions could have a material adverse impact on our financial condition and earnings.

In addition to being affected by interest rates, the secondary mortgage markets are also subject to investor demand for single-family residential loans and mortgage-backed securities and increased investor yield requirements for those loans and securities. These conditions may fluctuate or even worsen in the future. Our business strategy is to originate conforming conventional and government residential mortgage loans and a portion of our nonconforming jumbo conventional residential mortgage loans for sale in the secondary market. Originating loans for sale enables us to earn revenue from fees and gains on loan sales, while reducing our credit risk on the loans as well as our liquidity requirements. We also can use the loan sale proceeds to generate new loans.

We rely on government sponsored entities- Fannie Mae, Freddie Mac and Ginnie Mae - to purchase residential mortgage loans that meet their conforming loan requirements and on other capital markets investors to purchase a portion of our residential mortgage loans that do not meet those requirements – referred to as “nonconforming” loans. Investor demand for nonconforming loans can be volatile, reducing the demand or pricing for those loans. Reduced demand in the capital markets could cause us to retain more nonconforming loans. In addition, we cannot assure that GSEs will not materially limit their purchases of conforming loans, including because of capital constraints, or change their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). Each of the GSEs is currently in conservatorship, with its primary regulator, the Federal Housing Agency acting as conservator. We cannot predict if, when or how the conservatorship will end, or any associated changes to the GSEs business structure and operations that could result. In addition, there are various proposals to reform the role of the GSEs in the U.S. housing finance market. The extent and timing of any such regulatory reform regarding the housing finance market and the GSEs, including whether the GSEs will continue to exist in their current form, as well as any effect on the Company’s business and financial results, are uncertain.

As a result, significant changes in the secondary mortgage market or a prolonged period of secondary market illiquidity may reduce our loan production volumes and could have a material adverse impact on our future earnings and financial condition.

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

We believe that, as a result of the increased defaults and foreclosures during the past several years resulting in increased demands for repurchases and indemnifications in the secondary market, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and would benefit from enforcing any repurchase remedies they may have. We believe that our exposure to repurchases under our representations and warranties includes the current unpaid balance of all loans we have sold, including loans originated and sold by Gateway prior to our acquisition. Gateway previously originated loans that had more flexible underwriting guidelines than our current guidelines, and we believe, a higher risk of loss. From 2004 through the time of our acquisition of Gateway in 2012, Gateway sold an aggregate of $8.0 billion of residential loans. To recognize the potential loan repurchase or indemnification losses from those loans, we have recorded a reserve of $5.4 million as of December 31, 2013. During 2013, we sold an aggregate of $1.86 billion of residential loans. A deterioration in the economy, an increase in interest rates or a decrease in home values could increase customer defaults on residential loans we sold and increase demands for repurchases and indemnification and increase our losses from loan repurchases and indemnifications. If we are required to indemnify or repurchase loans that we originate and sell that result in losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations. In addition, any claims asserted against us in the future by one of our loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition.

Other-than-temporary impairment charges in our investment securities portfolio could result in losses and adversely affect our continuing operations.

As of December 31, 2013, the Company’s investment securities portfolio consisted of 120 securities, 84 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s private label residential mortgage-backed securities and agency residential mortgage-backed securities, as discussed below.

The Company’s private label residential mortgage-backed securities that are in a loss position had a fair value of $6.0 million with unrealized losses of $36 thousand at December 31, 2013. The Company’s agency residential mortgage-backed securities that are in a loss position had a fair value of $115.9 million with unrealized losses of approximately $1.8 million. These residential mortgage-backed securities were rated AA or above at purchase and are not within the scope of ASC 325. The Company monitors to ensure it has adequate credit support and as of December 31, 2013, the Company believes there is no other than temporary impairment (OTTI) and did not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

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

To be profitable, we have to earn more money in interest that we receive on loans and investments than we pay to our depositors and lenders in interest. If interest rates rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, other mortgage-related investments and investment securities. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause net income to go down. In addition, rising interest rates may hurt our income, because that may reduce the demand for loans and the value of our securities. In a rapidly changing interest rate environment, we may not be able to manage our interest rate risk effectively, which would adversely impact our financial condition and results of operations.

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

At December 31, 2013, we held $18.9 million of bank-owned life insurance (BOLI) on certain key and former employees and executives, with a cash surrender value of $18.9 million. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

If our investment in the Federal Home Loan Bank of San Francisco becomes impaired, our earnings and shareholders’ equity could decrease.

At December 31, 2013, we owned $14.4 million in Federal Home Loan Bank (FHLB) stock. We are required to own this stock to be a member of and to obtain advances from our FHLB. This stock is not marketable and can only be redeemed by our FHLB. Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.

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

We are subject to extensive regulation and supervision by the Federal Reserve Board, the OCC and the FDIC. The Federal Reserve Board regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part our cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect our net interest margin. Federal Reserve Board policies can also materially affect the value of financial instruments that we hold, such as debt securities, certain mortgage loans held for sale and mortgage servicing rights (MSRs). Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to us. Changes in policies of the Federal Reserve Board are beyond our control and the impact of changes in those policies on our activities and results of operations can be difficult to predict.

The Company and the Bank are heavily regulated. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan and lease losses and determine the level of deposit insurance premiums assessed.

The federal banking regulatory agencies recently adopted rules to implement a new global regulatory standard on bank capital adequacy referred to as Basel III, as well as to implement new capital requirements under the Dodd-Frank Act. The new rules increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and would change the risk-weightings of certain assets. The new rules become effective January 1, 2015, with some changes transitioned to full effectiveness over two to four years.

Congress and federal agencies continually review banking laws, regulations and policies for possible changes. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material adverse impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or growth prospects. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

The Dodd-Frank Act and supporting regulations could have a material adverse effect on us.

The Dodd-Frank Act provides for, among other things, new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies. These changes may result in additional restrictions on investments and other activities. Effective July 21, 2011, financial institutions have been allowed to pay interest on demand deposits, which has increased our interest expense.

Regulations under the Dodd-Frank Act significantly impact our operations, and we expect to continue to face increased regulation. These regulations may affect the manner in which we do business and the products and services that we provide, affect or restrict our ability to compete in our current businesses or our ability to enter into or acquire new businesses, reduce or limit our revenue or impose additional fees, assessments or taxes on us, intensify the regulatory supervision of us and the financial services industry, and adversely affect our business operations. The Dodd-Frank Act, among other things, established a Consumer Financial Protection Bureau (the CFPB) with broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation. The Dodd-Frank Act enhanced the regulation of mortgage banking and gave authority to the new CFPB to adopt mortgage regulations. New mortgage rules could dramatically alter our residential mortgage business, from application, to underwriting, to closing, and servicing. In addition, many of the other provisions of the Dodd-Frank Act have extended implementation periods and require extensive additional rulemaking, guidance and interpretation by various regulatory agencies. We expect that the Dodd-Frank Act, including current and future rules implementing its provisions and the interpretations of those rules, will reduce our revenues, increase our expenses, require us to change certain of our business practices, increase the regulatory supervision of us, increase our capital requirements and impose additional assessments and costs on us, and otherwise adversely affect our business.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

We may pay higher FDIC premiums in the future. The Dodd-Frank Act increased the minimum FDIC deposit insurance reserve ratio from 1.15 percent to 1.35 percent. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of December 31, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio on institutions with assets less than $10.0 billion. The FDIC has not announced how it will implement this offset. In addition to the minimum reserve ratio, the FDIC must set a designated reserve ratio. The FDIC has set a designated reserve ratio of 2.0, which exceeds the minimum reserve ratio.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations, under which insurance premiums are based on an institution’s total assets minus its Tier 1 capital instead of its deposits. Although our FDIC insurance premiums were initially reduced by these regulations, it is possible that our future insurance premiums will increase.

We rely on dividends from the Bank for substantially all of our revenue.

Our primary source of revenue at the holding company level is earnings of available cash and securities and dividends from the Bank. The OCC regulates and, in some cases, must approve the amounts the Bank pays as dividends to us. If the Bank is unable to pay dividends to us, then we may not be able to service our debt, including our Senior Notes, pay our other obligations or pay dividends on our preferred and common stock which could have a material adverse impact on our financial condition and the value of your investment in our securities.

The Company has a significant deferred tax asset and may or may not be fully realized.

The Company has a significant deferred tax asset (DTA) and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2013, the Company had a net deferred tax asset of none, net of a deferred tax asset valuation allowance of $17.3 million.

Our ability to utilize our DTAs to offset future taxable income may be significantly limited if the Company experiences an “ownership change” under the Internal Revenue Code.

As of December 31, 2013, the Company did not recognize DTAs. The Company’s ability to utilize its DTAs to offset future taxable income may be significantly limited if the Company experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, referred to herein as the Code. In general, an ownership change will occur if there is a cumulative change in the Company’s ownership by “5-percent or more shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. If this were to occur, the Company would be subject to an annual limitation on its pre-ownership change DTAs equal to the value of the corporation immediately before the ownership change, provided that the annual limitation would be increased each year to the extent that there is an unused limitation in a prior year.

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

Provisions in our charter and bylaws, the corporate law of the State of Maryland and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the market price of any class of our equity securities. These provisions include: a prohibition on voting shares of common stock beneficially owned in excess of 10 percent of total shares outstanding, supermajority voting requirements for certain business combinations with any person who beneficially owns more than 10 percent of our outstanding common stock; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our Board of Directors and for proposing matters that stockholders may act on at stockholder meetings, a requirement that only directors may fill a vacancy in our Board of Directors, supermajority voting requirements to remove any of our directors and the other provisions of our charter. Our charter also authorizes our Board of Directors to issue preferred stock, and preferred stock could be issued as a defensive measure in response to a takeover proposal. In addition, pursuant to federal banking regulations, as a general matter, no person or company, acting individually or in concert with others, may acquire more than 10 percent of our common stock without prior approval from the our federal banking regulator.

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

Our debt level may harm our financial condition and results of operations.

As of December 31, 2013, we had $250.0 million of advances from the Federal Home Loan Bank and $82.3 million in Senior Notes. We also had 82,250 shares of preferred stock outstanding, with a liquidation preference of $1,000 per share, issued and outstanding. Our level of indebtedness could have important consequences to you, because:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2013, the Company conducts its operations from its main and executive offices at 18500 Von Karman Avenue, Suite 1100, Irvine, California, 15 branch offices in Los Angeles, Orange and San Diego counties, and 68 producing mortgage loan production offices in California, Arizona, Oregon, Montana, Virginia and Washington. During the year ended December 31, 2013, the Company purchased a certain improved real property office complex located at 1588 South Coast Drive, Costa Mesa, California (the Property) at a purchase price of approximately $40.0 million. The Property will be used for the Company’s main office in the future following the completion of certain renovation and construction projects.

See further discussion in Note 6—Premises and Equipment in the notes to the consolidated financial statements contained in Item  8 of this report.

Item 3. Legal Proceedings

From time to time we are involved as plaintiff or defendant in various legal proceedings arising in the normal course of business. We do not anticipate incurring any material liability as a result of such currently pending litigation.

On December 14, 2011, CMG Financial Services, Inc. (CMG) initiated a patent lawsuit against Pacific Trust Bank in the United States District Court for the Central District of California (styled CMG Financial Services, Inc. v. Pacific Trust Bank, F.S.B., et al., Case No. 2:11-cv-10344-PSG-MRW) (the Action) alleging infringement of U.S. Patent No. 7,627,509 (the 509 Patent) of limited number of financial products previously offered by Pacific Trust Bank. The 509 Patent relates to the origination and servicing of loans with characteristics similar to the Bank’s Green Loans. On December 16, 2013, the court stayed the Action in its entirety, and administratively closed the case, pending a decision by the Supreme Court in CLS Bank Int’l v. Alice Corp. The Company and its counsel believe the asserted claim is without merit and the resolution of the matter is not expected to have a material impact on the Company’s business, financial condition or results of operations, though no assurance can be given in this regard.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s voting common stock is traded on the NASDAQ Stock Market under the symbol “BANC.” The Company’s Class B Non-Voting Common Stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The approximate number of holders of record of the Company’s voting common stock as of December 31, 2013 was 1,276. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. There was one holder of record of the Company’s Class B Non-Voting Common Stock as of December 31, 2013. At December 31, 2013 there were 20,959,286 shares and 19,561,469 shares of voting common stock issued and outstanding, respectively, and 584,674 shares of Class B non-voting common stock issued and outstanding. The following table presents quarterly market information for the Company’s voting common stock for the two years ended December 31, 2013 and December 31, 2012.

The following table presents quarterly information for the Company’s voting common stock for the two years ended December 31, 2013 and 2012, respectively.

	Market Price Range
	High	Low	Dividends
Year ended December 31, 2013
Quarter ended December 31, 2013	$14.57	$12.45	$0.12
Quarter ended September 30, 2013	$15.54	$13.24	$0.12
Quarter ended June 30, 2013	$13.86	$11.06	$0.12
Quarter ended March 31, 2013	$12.33	$10.26	$0.12

			$0.48

Year ended December 31, 2012
Quarter ended December 31, 2012	$12.58	$11.03	$0.12
Quarter ended September 30, 2012	$12.64	$11.12	$0.12
Quarter ended June 30, 2012	$12.47	$10.29	$0.12
Quarter ended March 31, 2012	$13.29	$11.06	$0.12

			$0.48

Dividend Policy

The timing and amount of cash dividends paid to the Company’s preferred and common shareholders depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. The ability of Banc of California, Inc. to pay cash dividends to its preferred and common shareholders depends, in large part, upon its receipt of dividends from the Bank, because Banc of California, Inc. has limited sources of income other than dividends from the Bank. There were no dividends paid from the Bank to Banc of California, Inc. during 2013. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to Banc of California, Inc., and on the ability of Banc of California, Inc. to pay dividends to its shareholders, see “Item 1. Business—Regulation and Supervision.”

As of December 31, 2013, the Company had 82,250 shares of preferred stock issued and outstanding, consisting of 32,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (Series A Preferred Stock), 10,000 shares of Non-Cumulative Perpetual Preferred Stock, Series B, liquidation amount $1,000 per share (Series B Preferred Stock), and 40,250 shares of 8.00 percent Non-Cumulative Perpetual Preferred Stock, Series C, liquidation amount $1,000 per share (Series C Preferred Stock and together with the Series A Preferred Stock and Series B Preferred Stock, the Preferred Stock). Each series of the Preferred Stock ranks equally (pari passu) with each other series of the Preferred Stock and senior to our common stock in the payment of dividends and in the distribution of assets on any liquidation, dissolution or winding up of Banc of California, Inc.

Issuer Purchases of Equity Securities

The following table presents information for the three months ended December 31, 2013 with respect to repurchases by the Company of its common stock:

	Purchases of Equity Securities by the Issuer
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
10/1/13-10/31/13	91,301	$14.01	83,132	1,046,152
11/1/13-11/30/13	81,752	$13.14	72,289	973,863
12/1/13-12/31/13	102,639	$13.11	75,905	897,958

Total	275,692	$13.42	231,326

On September 5, 2013, the Company announced that its Board of Directors approved changes to the Company’s previously announced share buyback program authorizing the Company to buy back, from time to time during the 12 months ending September 3, 2014, an aggregate amount representing up to 10 percent of the Company’s then currently outstanding common shares. The buyback program included a 10b5-1 plan that was adopted by the Company on September 3, 2013 pursuant to which up to a maximum of 300,000 shares could be repurchased during the year ended December 31, 2013, subject to certain price and volume restrictions. The 10b5-1 plan has now terminated as the 300,000 maximum share amount authorized for repurchase has now been exhausted.

The Company has a practice of buying back stock for tax purposes pertaining to employee benefit plans, and does not count these purchases toward the allotment of the shares. The Company has purchased 9,914 shares during the three months ended December 31, 2013 at an average price of $13.35 with a total cost of $132 thousand, including fees, related to tax liability sales for employee stock benefit plans.

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

The following graph shows a comparison of stockholder return on Banc of California, Inc.’s common stock with the cumulative total returns for: 1) the Nasdaq Composite® (U.S.) Index; 2) the Standard and Poor’s (S&P) 500 Financials Index; and 3) the SNL Bank $1B-$5B Index, which was compiled by SNL Financial LC of Charlottesville, Virginia. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Banc of California, Inc.	100.00	57.77	147.25	117.63	146.63	166.34
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
S&P 500 Financials	100.00	117.22	131.44	109.01	140.43	190.46
SNL Bank $1B-$5B Index	100.00	71.68	81.25	74.10	91.37	132.87

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

	As of or for the year ended December 31,
	2013 (5)	2012 (6)	2011	2010	2009
	($ in thousands, except per share data)
Selected Financial Condition Data:
Total assets	$3,628,023	$1,682,702	$999,041	$861,621	$893,921
Cash and cash equivalents	110,118	108,643	44,475	59,100	34,596
Loans and leases receivable, net excluding loans held for sale	2,427,306	1,234,023	775,609	678,175	748,303
Loans held for sale	716,733	113,158	—	—	—
Real estate owned, net	—	4,527	14,692	6,562	5,680
Securities available-for-sale	170,022	121,419	101,616	64,790	52,304
Bank owned life insurance	18,881	18,704	18,451	18,151	17,932
Other investments (interest-bearing term deposit)	1,846	5,027	—	—	—
FHLB and other bank stock	22,600	8,842	6,972	8,323	9,364
Deposits	2,918,644	1,306,342	786,334	646,308	658,432
Total borrowings	332,320	156,935	20,000	75,000	135,000
Total equity	324,869	188,757	184,495	136,009	97,485
Selected Operations Data:
Total interest income	$120,511	$55,031	$35,177	$40,944	$46,666
Total interest expense	23,282	8,479	6,037	10,788	17,976
Net interest income	97,229	46,552	29,140	30,156	28,690
Provision for loan losses	7,963	5,500	5,388	8,957	17,296
Net interest income after provision for loan losses	89,266	41,052	23,752	21,199	11,394
Total non-interest income	96,743	36,619	4,913	4,879	1,813
Total non-interest expense	178,670	71,560	31,689	22,217	15,901
Income/(loss) before income taxes	7,339	6,111	(3,024)	3,861	(2,694)
Income tax expense/(benefit)	7,260	115	(296)	1,036	(1,695)
Net income/(loss)	79	5,996	(2,728)	2,825	(999)
Dividends paid on preferred stock and discount accretion	2,185	1,359	534	960	1,003
Net income/(loss) available to common shareholders	(2,106)	4,637	(3,262)	1,865	(2,002)
Basic earnings/(loss) per common share	$(0.14)	$0.40	$(0.31)	$0.37	$(0.48)
Diluted earnings/(loss) per common share	$(0.14)	$0.40	$(0.31)	$0.37	$(0.48)
Selected Financial Ratios and Other Data:
Performance ratios:
Return on average assets	0.00%	0.45%	-0.31%	0.32%	-0.10%
Return on average equity	0.03%	3.17%	-1.71%	2.59%	-0.61%
Dividend payout ratio (ratio of dividends declared per common share to basic earnings per common share) (1)	—	120.00%	—	67.57%	—
Interest Rate Spread Information:
Average during year	3.49%	3.49%	3.31%	3.38%	3.00%
Net interest margin (2)	3.67%	3.69%	3.48%	3.58%	3.32%
Ratio of operating expense to average total assets	6.44%	5.33%	3.54%	2.50%	1.63%
Efficiency ratio (3)	92.11%	86.04%	93.06%	63.41%	52.13%
Ratio of average interest-earning assets to average interest-bearing liabilities	121.07%	127.14%	124.20%	115.23%	115.18%
Credit Quality Ratios and Other Data:
Nonperforming assets to total assets	0.87%	1.64%	3.40%	5.27%	5.80%
Allowance for loan losses to nonperforming loans (4)	59.42%	62.84%	66.38%	37.70%	28.33%
Allowance for loan losses to gross loans (4)	0.77%	1.16%	1.62%	2.11%	1.72%
Nonperforming loans	$31,648	$22,993	$19,254	$38,830	$46,172
Nonperforming assets	$31,648	$27,520	$33,946	$45,392	$51,852
Capital Ratios:
Equity to total assets at end of year	8.95%	11.22%	18.47%	15.79%	10.91%
Average equity to average assets	9.55%	14.11%	17.89%	12.25%	16.75%

(1)	Not applicable due to the net loss reported for the years ended December 31, 2013, 2011, and 2009
(2)	Net interest income divided by average interest-earning assets.
(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.
(4)	The allowance for loan and lease losses at December 31, 2013, 2012, 2011, 2010, and 2009 was $18.8 million, $14.4 million, $12.8 million, $14.6 million and $13.1 million, respectively.
(5)	The Company completed its acquisition of PBOC effective July 1, 2013.
(6)	The Company completed its acquisitions of Beach and Gateway effective July 1, 2012 and August 18, 2012, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Securities

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

Purchased Credit-Impaired Loans and Leases

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

The Company estimates cash flows expected to be collected over the life of the loan or lease using management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds. If, upon subsequent evaluation, the Company determines it is probable that the present value of the expected cash flows have decreased, the PCI loan or lease is considered further impaired which will result in a charge to the provision for loan and lease losses and a corresponding increase to a valuation allowance included in the allowance for loan and lease losses. If, upon subsequent evaluation, it is probable that there is an increase in the present value of the expected cash flows, the Company will reduce any remaining valuation allowance. If there is no remaining valuation allowance, the Company will recalculate the amount of accretable yield as the excess of the revised expected cash flows over the current carrying value resulting in a reclassification from nonaccretable difference to accretable yield. The present value of the expected cash flows for PCI purchased loan pools is determined using the PCI loans’ effective interest rate, adjusted for changes in the PCI loans’ interest rate indexes. The present value of the expected cash flows for PCI loans and leases acquired through mergers with other banks includes, in addition to the above, an evaluation of the credit worthiness of the borrower. Loan and lease dispositions, which may include sales of loans and leases, receipt of payments in full from the borrower or foreclosure, result in removal of the loan or lease from the PCI loan or lease pool. Write-downs are not recorded on the PCI loan or lease pool until actual losses exceed the remaining nonaccretable difference. To date, no write-downs have been recorded for the PCI loans and leases held by the Company, all of which were purchased by the Company during 2012 and 2013.

Allowance for Loan Losses

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

Other Real Estate Owned

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

Mortgage Loan Repurchase Obligations and Reserve for Loss Reimbursements on Sold Loans

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

Goodwill and Other Intangible Assets

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

The first step of the goodwill impairment test is performed, when considered necessary, by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second step would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill an impairment charge would be recorded for the difference. No goodwill impairment charges were required for the year ended December 31, 2013. For year ended December 31, 2013, the Company’s qualitative assessment concluded that a two-step impairment test of goodwill was not necessary. Even though there was no goodwill impairment at December 31, 2013, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s consolidated financial statements. Goodwill is the only intangible asset with an indefinite life on our consolidated statements of financial condition.

Other intangible assets consist of core deposit intangibles and trade name intangibles arising from whole bank and their subsidiaries acquisitions, and are generally amortized on an accelerated method over their estimated useful lives of 2-7 years and 1-20 years, respectively.

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

The Company had a full valuation allowance of $17.3 million against net deferred tax assets at December 31, 2013. At December 31, 2012, the Company had a valuation allowance of $8.4 million, resulting a net deferred tax assets of $7.6 million.

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

The Company is the bank holding company of the Bank. The Company derives substantially all of its revenues from the retail, commercial, and mortgage banking services provided by the Bank.

The Company’s assets consist primarily of loans and investment securities, which are funded by deposits, borrowings and capital. The primary source of revenue is net interest income after provision for loan and lease losses, which is the difference between interest income on loans and investments, and interest expense on deposits and borrowed funds, less the amount of provision for loan and lease losses. The Company also generates non-interest income by providing fee based banking services and by the origination and sale of conventional conforming and FHA/VA residential mortgage loans to the secondary market. The Company’s basic strategy is to maintain and grow net interest income and non-interest income by the retention of its existing customer base and the expansion of its core businesses and branch offices within its current market and plans to expand its banking offices further into Southern California and its loan production offices throughout the western United States. The Company’s primary market risk exposure is interest rate risk and credit risk.

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

In connection with the rebranding and renaming of the Company and the Bank, the Bank’s mortgage banking operations of Mission Hills Mortgage Bankers and PacTrust Home Mortgage were consolidated and rebranded under a single national brand, Banc Home Loans. As a mortgage banking operation of Banc of California, Banc Home Loans will be positioned to leverage all of the products and resources of the Bank as Banc Home Loans seeks to establish a national presence as a leading provider and innovator in the residential lending business.

The Bank is a community-oriented financial institution offering a variety of financial services to meet the banking and financial needs of the communities the Bank serves. The Bank is headquartered in Orange County, California. On October 4, 2013, eight of the Bank’s banking offices were sold to AmericanWest Bank. The sale of these banking offices is a key part of the Bank’s ongoing effort to improve its overall efficiency and profitability and to reshape the Bank’s retail branch network to focus on servicing small – to mid – sized businesses and high net worth families throughout Los Angeles, Orange and San Diego Counties. As a result, the Bank now operates 15 banking offices in San Diego, Orange, Los Angeles Counties in California and 68 producing loan production offices in in California, Arizona, Oregon, Montana, Virginia and Washington.

The principal business of the Bank consists of attracting deposits from the general public and investing these funds primarily in loans secured by first mortgages on owner-occupied, one-to-four family residences, a variety of consumer loans, multi-family and commercial real estate and commercial business loans. The Bank offers a variety of deposit accounts for both individuals and businesses with varying rates and terms, which generally include savings accounts, money market deposits, certificate accounts and checking accounts. The Bank solicits deposits in its market area and, to a lesser extent, from institutional depositors nationwide, and in the past has accepted brokered deposits. The Bank also provides SBA loans, as member of the SBA’s Preferred Lender Program. In addition, the acquisition of PBOC gave the Company the ability to offer specialized private banking services to high net worth individuals, family owned businesses, entrepreneurs, law firms, the entertainment business and others who require a very high level of personalized banking services and customized solutions.

2013 Highlights

•	Completed the acquisitions of PBOC, Palisades and CS Financial.

•	Total interest and dividend income for the year ended December 31, 2013 increased by $65.5 million, or 119.0 percent, to $120.5 million from $55.0 million for the year ended December 31, 2012.

•	Net interest margin was 3.67 percent and 3.69 percent for the years ended December 31, 2013 and 2012, respectively.

•	Net interest income increased by $50.7 million, or 108.9 percent, to $97.2 million for the year ended December 31, 2013 from $46.6 million for the year ended December 31, 2012.

•

Non-interest income increased by $60.1 million, or 164.2 percent, to $96.7 million for the year ended December 31, 2013 from $36.6 million for the year ended December 31, 2012. The Company recognized a $67.9 million on net gain on mortgage banking activities and a $12.1 million gain on sale of branches for the year ended December 31, 2013.

•

Non-interest expense increased by $107.1 million, or 149.7 percent, to $178.7 million for the year ended December 31, 2013 from $71.6 million for the year ended December 31, 2012. The increase relates predominantly to the acquisitions the Company completed during 2013 along with growth during 2013 related to the mortgage banking strategy.

•

Total assets increased by $1.95 billion, or 115.6 percent, to $3.63 billion at December 31, 2013 from $1.68 billion at December 31, 2012, due primarily to the acquisitions during 2013 and the seasoned SFR mortgage loan pool purchases during 2013. Average assets increased to $2.77 billion in 2013 from $1.34 billion in 2012.

•

Loans and leases receivable, net of allowance for loan and lease losses, increased by $1.19 billion, or 96.7 percent, to $2.43 billion at December 31, 2013 from $1.23 billion at December 31, 2012. Average gross loans and leases receivable increased to $2.22 billion in 2013 from $1.05 billion in 2012.

•	Total deposits increased by $1.61 billion, or 123.4 percent, to $2.92 billion at December 31, 2013 from $1.31 billion at December 31, 2012.

•

Expanded the mortgage origination platform by opening new retail loan production offices and commencing a wholesale origination channel. Banc Home Loans originated $1.94 billion and sold $1.86 billion during the year ended December 31, 2013.

•

Purchased five seasoned SFR mortgage loan pools with unpaid principal balances and fair values of $1.02 billion of conforming residential mortgage loans and $849.9 million at the respective acquisition dates.

Result of Operations

The following table presents condensed statements of operations for the periods indicated:

	Year ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Interest and dividend income	$120,511	$55,031	$35,177
Interest expense	23,282	8,479	6,037

Net interest income	97,229	46,552	29,140
Provision for loan and lease losses	7,963	5,500	5,388

Net interest income after provision for loan and lease losses	89,266	41,052	23,752
Noninterest income	96,743	36,619	4,913
Noninterest expense	178,670	71,560	31,689

Income (loss) before income taxes	7,339	6,111	(3,024)
Income tax expense (benefit)	7,260	115	(296)

Net income (loss)	79	5,996	(2,728)
Preferred stock dividends	2,185	1,359	534

Net income (loss) available to common shareholders	$(2,106)	$4,637	$(3,262)

Basic earnings (loss) per common share	$(0.14)	$0.40	$(0.31)
Diluted earnings (loss) per common share	$(0.14)	$0.40	$(0.31)
Basic earnings (loss) per class B common share	$(0.14)	$0.40	$(0.31)
Diluted earnings (loss) per class B common share	$(0.14)	$0.40	$(0.31)

For the year ended December 31, 2013, the Company recorded net income of $79 thousand, a decrease of $5.9 million from net income of $6.0 million for the year ended December 31, 2012, and an increase of $2.8 million from a net loss of $2.7 million for the year ended December 31, 2011. Net loss attributable to common shareholders was $2.1 million for the year ended December 31, 2013, a decrease of $6.7 million from a net income available to shareholders of $4.6 million for the year ended December 31, 2012, and an increase of $1.2 million from a net loss attributable to shareholders of $3.3 million for the year ended December 31, 2011. For the year ended December 31, 2012, net income increased by $8.7 million to $6.0 million and net income available to common shareholders increased by $8.0 million to $4.6 million.

Net Interest Income

The following table presents the total amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the periods indicated. Also presented is the weighted average yield on interest-earning assets, rates paid on interest-bearing liabilities, net interest margin and the resultant net interest spread. No tax equivalent adjustments were made. All average balances are daily average balances. Non-accruing loans and lease have been included in the table as loans and leases carrying a zero yield.

	For the year ended December 31,
	2013			2012			2011
	Average Balance	Interest	Average Yield/Cost (5)	Average Balance	Interest	Average Yield/Cost (5)	Average Balance	Interest	Average Yield/Cost (5)
	($ in thousands)
INTEREST EARNING ASSETS
Gross loans and leases (1)	$2,217,421	$116,673	5.26%	$1,053,240	$51,942	4.93%	$693,585	$30,997	4.47%
Securities	153,229	2,632	1.72%	115,467	2,736	2.37%	84,167	3,963	4.71%
Other interest-earning assets (2)	276,420	1,206	0.44%	97,902	353	0.36%	60,130	217	0.36%

Total interest-earning assets	2,647,070	120,511	4.55%	1,266,609	55,031	4.34%	837,882	35,177	4.20%

Allowance for loan and lease losses	(17,332)			(11,968)			(10,484)
BOLI and non-interest earning assets (3)	143,538			88,203			66,860

Total assets	$2,773,276			$1,342,844			$894,258

INTEREST-BEARING LIABILITIES
Savings	$756,625	$7,994	1.06%	$261,667	$1,096	0.42%	$215,971	$319	0.15%
NOW	339,731	2,041	0.60%	29,802	99	0.33%	10,246	81	0.79%
Money market	371,058	1,901	0.51%	67,569	271	0.40%	9,974	306	3.07%
Certificates of deposit	558,994	4,115	0.74%	556,326	4,494	0.81%	398,498	4,283	1.07%
FHLB advances	74,712	269	0.36%	54,030	348	0.64%	39,918	1,048	2.63%
Long-term debt and other interest-bearing liabilities	85,333	6,962	8.16%	26,840	2,171	8.09%	—	—	0.00%

Total interest-bearing liabilities	2,186,453	23,282	1.06%	996,234	8,479	0.85%	674,607	6,037	0.89%

Noninterest-bearing deposits	287,325			141,573			54,580
Non-interest-bearing liabilities	34,680			15,626			5,112

Total liabilities	2,508,458			1,153,433			734,299
Total shareholders’ equity	264,818			189,411			159,959

Total liabilities and shareholders’ equity	$2,773,276			$1,342,844			$894,258

Net interest income/spread		$97,229	3.49%		$46,552	3.49%		$29,140	3.31%

Net interest margin (4)			3.67%			3.69%			3.48%

Ratio of interest-earning assets to interest-bearing liabilities	121.07%			127.14%			124.20%

(1)	Gross loans and leases are net of deferred fees and costs, related direct costs and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans are included in the average balance. Loan fees of $1.7 million, $615 thousand, and $10 thousand, and accretion of discount on purchased loans of $20.3 million, $2.2 million, and none for the year ended 2013, 2012, and 2011, respectively, are included in interest income.
(2)	Includes FHLB stock at cost and term deposits with other financial institutions
(3)	Includes BOLI investment of $18.8 million, $18.6 million and $18.3 million at December 31, 2013, 2012 and 2011, respectively
(4)	Net interest income divided by interest-earning assets
(5)	Not on a tax equivalent basis

Rate/Volume Analysis

The following table presents the amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in volume multiplied by the old rate, and (2) changes in rate, which are changes in rate multiplied by the old volume. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	For the Year Ended December 31, 2013 compared to 2012			For the Year Ended December 31, 2012 compared to 2011
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
	(In thousands)
INTEREST EARNING ASSETS
Gross loans and leases	$64,731	$61,036	$3,695	$20,945	$17,460	$3,485
Securities	(104)	761	(865)	(1,227)	1,161	(2,388)
Other interest-earning assets	853	765	88	136	136	—

Total interest-earning assets	65,480	62,562	2,918	19,854	18,757	1,097

INTEREST-BEARING LIABILITIES
Savings	$6,898	$3,822	$3,076	$777	$80	$697
NOW	1,942	1,802	140	18	86	(68)
Money market	1,630	1,535	95	(35)	432	(467)
Certificates of deposit	(379)	22	(401)	211	1,437	(1,226)
FHLB advances	(79)	106	(185)	(700)	281	(981)
Long-term debt and other interest-bearing liabilities	4,791	4,772	19	2,171	2,171	—

Total interest-bearing liabilities	14,803	12,059	2,744	2,442	4,487	(2,045)

Net Interest Income	$50,677	$50,503	$174	$17,412	$14,270	$3,142

Net interest income increased by $50.7 million and $17.4 million, or 108.9 percent and 59.8 percent, to $97.2 million and $46.6 million for the year ended December 31, 2013 and 2012, respectively, comparing to the prior years.

Interest income increased by $65.5 million, or 119.0 percent, to $120.5 million for the year ended December 31, 2013, due mainly to increases in average balances of all interest-earning assets, and increases in average yield of loans and other interest-bearing earning assets, partially offset by a decrease in average yield of securities. For the year ended December 31, 2012, interest income increased by $19.9 million, or 56.4 percent, to $55.0 million, due mainly to increases of average balances in all interest-earning assets and an increase in average yield on loans, partially offset by a decrease in average yield of securities.

Interest income on loans and leases increased by $64.7 million, or 124.6 percent, to $116.7 million for the year ended December 31, 2013, due mainly to an increase in average balance of $1.16 billion, or 110.5 percent, to $2.22 billion and an increase in average yield of 33 basis points (bps) to 5.26 percent. The increase in average balance was due mainly to acquired loans of $385.3 million from the PBOC acquisition and purchases of the seasoned SFR mortgage loan pools with unpaid principal balances and fair values of $1.02 billion and $849.9 million at the respective acquisition dates. The increase in average yield was mainly due to the higher yields on the acquired loans from PBOC, which had a high concentration of commercial and industrial loans that generally had higher yields than mortgage loans, and on seasoned SFR mortgage loan pools, which discounts on these pools would generate additional interest income. Such discount accretion totaled $20.3 million for the year ended December 31, 2013. For the year ended December 31, 2012, interest income on loans and leases increased by $20.9 million, or 67.6 percent, to $51.9 million, due mainly to an increase in average balance of $359.7 million, or 51.9 percent, to $1.05 billion and an increase in average yield of 46 bps to 4.93 percent. The increase in average balance was mainly due to acquired loans of $361.0 million from the Beach and Gateway acquisitions and purchases of the seasoned SFR mortgage loan pools with unpaid principal balances and fair values of $114.8 million and $66.7 million at the respective acquisition dates. The increase in average yield was mainly due to the higher yields on seasoned SFR mortgage loan pools, which discounts on these pools generate additional interest income. Such discount accretion totaled $2.2 million for the year ended December 31, 2012.

Interest income on securities decreased by $104 thousand, 3.8 percent, to $2.6 million for the year ended December 31, 2013, due mainly to a decrease in average yield of 65 bps to 1.72 percent, partially offset by an increase in average balance of $37.8 million to $153.2 million. The decrease in average yield was mainly due to the current low interest-rate environment and the increase in average balance was mainly due to acquired securities of $219.3 million from the PBOC acquisition and purchases of $71.1 million, partially offset by sales, calls, paid offs, and pay-downs of $237.9 million. For the year ended December 31, 2012, interest income on securities decreased by $1.2 million, or 31.0 percent, to $2.7 million, due mainly to a decrease in average yield of 234 bps to 2.37 percent, partially offset by an increase in average balance of $31.3 million to $115.5 million. The decrease in average yield was due mainly to an overall decrease in market rates.

Interest expense increased by $14.8 million and $2.4 million, or 174.6 percent and 40.5 percent, to $23.3 million and $8.5 million for the years ended December 31, 2013 and 2012, respectively. The increases were due mainly to increases in average balances and average cost of interest-bearing liabilities.

Interest expense on interest-bearing deposits increased by $10.1 million, or 169.3 percent, to $16.1 million for the year ended December 31, 2013, due mainly to an increase in average balance of $1.11 billion, or 121.4 percent, to $2.03 billion and an increase in average cost of 14 bps to 0.79 percent. The increase in average balance was mainly due to acquired interest-bearing deposits of $325.8 million from the PBOC acquisition and $1.37 billion of deposits generated through strategic plans aiming to increase core deposits by launching interest-bearing core deposit products with enhanced features to attract high net worth depositors, partially offset by $464.3 million of deposits sold to AWB. The increase in average cost was due mainly to the higher interest rates on those deposits generated through strategic plans. For the year ended December 31, 2012, interest expense on interest-bearing deposits increased by $971 thousand, or 19.5 percent, to $6.0 million, due mainly to an increase in average balance of $280.7 million, 44.2 percent, to $915.4 million, partially offset by a decrease in average cost of 14 bps to 0.65 percent. The increase in average balance was due mainly to acquired deposits of $414.3 million from Beach and Gateway acquisitions and the decrease in average cost was due mainly to the overall decreases in short-term market interest rates during the year ended December 31, 2012.

Interest expense on FHLB advances decreased by $79 thousand and $700 thousand, or 22.7 percent and 66.8 percent, to $269 thousand and $348 thousand for the year ended December 31, 2013 and 2012, respectively, due mainly to the replacement of matured long-term advances with short-term advances.

Interest expense on long-term debt and other interest-bearing liabilities increased by $4.8 million, or 220.7 percent, to $7.0 million for the year ended December 31, 2013, due mainly to the full-year impact on average balances of two issuances of the Company’s Senior Notes, in April and December of 2012. The Company did not have any interest expense for the Senior Notes during the year ended December 31, 2011.

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

The Company evaluates all impaired loans and leases individually, primarily through the evaluation of cash flows or collateral values. Management uses available information to recognize loan and lease losses, however, future loan and lease loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan and lease losses as of December 31, 2013 was maintained at a level that represented management’s best estimate of incurred losses in the loan and lease portfolio to the extent they were both probable and reasonably estimable as of the balance sheet date. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. During the year ended December 31, 2013, the Company acquired five pools of loans that were partially ASC 310-30 loans. During the year ended December 31, 2013, there was no provision for loan and lease losses or allowance for loan and lease losses related to these pools as these loans were acquired at 16.9 percent discount to the aggregated unpaid principal balances and there was no impairment on these pools. The Company may recognize provision for loan and lease losses in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield and purchased discount.

Provisions for loan and lease losses are charged to operations at a level required to reflect probable incurred credit losses in the loan and lease portfolio. In this regard, a majority of the Company’s loans and leases are to individuals and businesses in Southern California. During the years ended December 31, 2013 and 2012, the Company provided $8.0 million and $5.5 million, respectively, to its provision for loan and lease losses. The increase in 2013 related primarily to general reserve allocations on new loan and lease originations and impairments on seasoned SFR mortgage loan pools and PCI loans related to the Beach, Gateway and PBOC acquisitions. On a quarterly basis, the Company evaluates the PCI loans relating to the Beach, Gateway, and PBOC acquisitions and the loan pools for potential impairment. We had $707 thousand and no provision for loan losses for the years ended December 31, 2013 and 2012, respectively, for PCI loans. The provision for losses on these loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding loans/loan pools and the analysis of the loan performance data since the acquisition of these loans. The Company will continue updating cash flow projections on PCI loans on a quarterly basis. Due to the uncertainty in the future performance of the PCI loans, additional impairments may be recognized in the future.

Noninterest Income

The following table sets forth the breakdown of non-interest income for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,			Change in
	2013	2012	2011	2012	2011
	(In thousands)
Customer service fees	$1,942	$1,883	$1,473	$59	$410
Loan servicing income	2,049	92	—	1,957	92
Income from bank owned life insurance	177	253	300	(76)	(47)
Net gain (loss) on sales of securities available for sale	331	(83)	2,888	414	(2,971)
Net gain on sale of loans	8,700	1,106	—	7,594	1,106
Net gain on mortgage banking activities	67,890	21,310	—	46,580	21,310
Gain on sale of branches	12,104	—	—	12,104	—
Bargain purchase gain	—	11,627	—	(11,627)	11,627
Other income	3,550	431	252	3,119	179

Total noninterest income	$96,743	$36,619	$4,913	$60,124	$31,706

Noninterest income increased by $60.1 million and $31.7 million, or 164.2 percent and 645.3 percent, to $96.7 million and $36.6 million for the years ended December 31, 2013 and 2012, respectively. The increase in noninterest income from 2012 to 2013 relates predominantly to increases in net gain on mortgage banking activities, net gain on sale of loans, and gain on sale of branches, partially offset by the absence in 2013 of a bargain purchase gain recognized in 2012 for the acquisition of Gateway. The increase in noninterest income from 2011 to 2012 relates predominantly to net gain on mortgage banking activities and a bargain purchase gain for the acquisition of Gateway.

Customer service fees increased by $59 thousand and $410 thousand, or 3.1 percent and 27.8 percent, to $1.9 million and $1.9 million, respectively, for the years ended December 31, 2013 and 2012, due mainly to a continuous increase in transaction deposits. The increase for 2013 was flattened despite the fact of the transaction deposit increase, due to the Company’s strategy of attracting high net worth deposits into core deposits and the sale of eight branches that adversely impacted number of overall transaction accounts in this deposit category, which is the primary source of service fees.

Loan servicing income was $2.0 million and $92 thousand for the years ended December 31, 2013 and 2012, respectively, due mainly to the expansion of the Company’s mortgage banking activities.

Net gain (loss) on sales of securities available for sale was $331 thousand, $(83) thousand and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. During 2011, the Company was able to profitably reduce risk within its investment portfolio by adjusting the mix of the portfolio to reduce private label mortgage-backed securities and increase agency mortgage-backed securities. These sales took place during the time where interest rates were falling and prices were rising, resulting in a net gain. During 2012 and 2013, the Company continued its strategy of reducing risk of the securities portfolio by eliminating lower grade and undesirable bonds.

The net gain on the sale of loans of $8.7 million resulted from the sale of SBA and single family residential mortgage loans. During the year ended December 31, 2013, the Company sold $2.5 million of SBA loans and realized a gain of $120 thousand. In addition, during the year ended December 31, 2013, the Company sold a portion of seasoned SFR loan pools totaling $113.0 million realizing a gain of $3.4 million.

The Company reported $67.9 million in net gain on mortgage banking activities. The amount of net gain on mortgage banking activities is a function of mortgage loans originated for sale and the fair value of these loans. Net gain on mortgage banking activities includes mark to market pricing adjustments on loan commitments and forward sales contracts, initial capitalized value of mortgage servicing rights (MSRs) and loan origination fees.

During the year ended December 31, 2013, the Bank originated $1.94 billion of conforming single family residential mortgage loans and sold $1.86 billion of loans in the secondary market. The net gain and margin were $58.0 million and 3.0 percent, respectively, and loan origination fees were $9.9 million for the year ended December 31, 2013. Included in the net gain is the initial capitalized value of our MSRs, which totaled $10.9 million, on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the year ended December 31, 2013.

Gain on sale of branches of $12.1 million was recognized for the year ended December 31, 2013. On October 4, 2013, the Bank completed a branch sale transaction to AmericanWest Bank, a Washington state chartered bank (AWB). In the transaction, the Bank sold sell eight branches and related assets and deposit liabilities to AWB. The transaction was completed with a transfer of $464.3 million deposits to AWB in exchange for a deposit premium of 2.3 percent. Certain other assets related to the branches include the real estate for three of the branch locations and certain overdraft and other credit facilities related to the deposit accounts.

Bargain purchase gain of $11.6 million was recognized for the year ended December 31, 2012 from the Gateway acquisition.

Other income increased by $3.1 million and $179 thousand, or 723.7 percent and 71.0 percent, to $3.6 million and $431 thousand for the years ended December 31, 2013 and 2012, respectively. The increase from 2012 to 2013 was due mainly to additional broker fee income generated from non-bank subsidiaries that were acquired during 2013.

Noninterest Expense

The following table sets forth the breakdown of non-interest expense for the year ended December 31, 2013, 2012 and 2011:

	Year ended December 31,			Change in
	2013	2012	2011	2012	2011
	(In thousands)
Salaries and employee benefits, excluding commissions	$87,239	$36,446	$13,914	$50,793	$22,532
Commissions for mortgage banking activities	23,448	5,445	—	18,003	5,445

Total salaries and employee benefits	$110,687	$41,891	$13,914	$68,796	$27,977
Occupancy and equipment	19,662	7,902	2,848	11,760	5,054
Professional fees	13,864	7,888	2,121	5,976	5,767
Data processing	4,710	3,011	1,345	1,699	1,666
Advertising	4,361	1,046	477	3,315	569
Regulatory assessments	2,535	1,519	1,513	1,016	6
Loan servicing and foreclosure expense	905	980	1,282	(75)	(302)
Operating loss on equity investment	569	364	313	205	51
Valuation allowance for other real estate owned	97	703	4,843	(606)	(4,140)
Net gain (loss) on sales of other real estate owned	(464)	(464)	760	—	(1,224)
Provision for loan repurchases	2,383	256	—	2,127	256
Amortization of intangible assets	2,651	696	—	1,955	696
Impairment on intangible assets	1,061	—	—	1,061	—
All other expense	15,649	5,768	2,273	9,881	3,495

Total noninterest expense	$178,670	$71,560	$31,689	$107,110	$39,871

Noninterest expense increased by $107.1 million and $39.9 million, or 149.7 percent and 125.8 percent, to $178.7 million and $71.6 million for the years ended December 31, 2013 and 2012, respectively. The increase in noninterest expense relates predominantly to the acquisitions of the Company’s bank and non-bank subsidiaries along with growth related to the mortgage banking strategy.

Total salaries and employee benefits excluding commissions increased $50.8 million and $22.5 million, or 139.4 percent and 161.9 percent, to $87.2 million and $36.4 million for the years ended December 31, 2013 and 2012, respectively, due mainly to additional compensation expense related to an increase in the number of full-time employees resulting from to the acquisitions of Beach, Gateway, PBOC, TPG and CS Financial and expansion in mortgage banking activities, primarily at Banc Home Loans. Commission expense, which is a variable expense, primarily related to mortgage banking activities, totaled $23.4 million and $5.4 million for the year ended December 31, 2013 and 2012, respectively. Total originations of single family residential mortgage loans for the years ended December 31, 2013 and 2012 totaled $1.94 billion and $515.3 million, respectively.

Occupancy and equipment expenses increased $11.8 million and $5.1 million, or 148.8 percent and 177.5 percent, to $19.7 million and $7.9 million for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, the increase was due mainly to increased building and maintenance costs associated with moving the Company headquarters to Irvine, a full year of branch costs associated with the 2012 acquisitions of Beach and Gateway, new branch locations associated with the PBOC acquisition, additional facilities costs associated with the TPG and CS acquisitions and new mortgage banking loan production offices. For the year ended December 31, 2012, the increase was due mainly to the acquisitions of Beach and Gateway and the initial expansion of mortgage banking loan production offices.

Professional fees increased by $6.0 million and $5.8 million, or 75.8 percent and 271.9 percent, to $13.9 million and $7.9 million for the years ended December 31, 2013 and 2012, respectively. The increases were due mainly to accounting, legal and consulting costs associated with the acquisitions and costs associated with core system integration for both years ended December 31, 2013 and 2012, and the branch sale to AWB and costs associated with information technology infrastructure updates for the year ended December 31, 2013.

Advertising costs increased by $3.3 million and $569 thousand, or 316.9 percent and 119.3 percent, to $4.4 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively. The increases were due mainly to the overall expansion of the Company’s business footprint for the both years ended December 31, 2013 and 2012, and print media costs associated with deposit campaign and the Company rebranding for the year ended December 31, 2013.

Data processing expenses increased by $1.7 million and $1.7 million, or 56.4 percent and 123.9 percent, to $4.7 million and $3.0 million for the years ended December 31, 2013 and 2012, respectively, due mainly to a higher volume of transactions related to loan and deposit growth.

Regulatory assessments increased by $1.0 million, or 66.9 percent, to $2.5 million for the year ended December 31, 2013 compared to $1.5 million for the year ended December 31, 2012, due mainly to year-over-year balance sheet growth.

Valuation allowance for other real estate owned decreased by $606 thousand and $4.1 million, or 86.2 percent and 85.5 percent, to $97 thousand and $703 thousand for the years ended December 31, 2013 and 2012, due mainly to a continuous improvement on asset quality. The Company also recognized gains on sales of other real estate owned of $464 thousand for each of the years ended December 31, 2013 and 2012, compared to a loss on sale of $760 thousand for the year ended December 31, 2011. The Company had no other real estate owned as of December 31, 2013, compared to $4.5 million and $14.7 million as of December 31, 2012 and 2011, respectively.

Provision for loan repurchases increased by $2.1 million and $256 thousand, or 830.9 percent and from none, to $2.4 million and $256 thousand for the years ended December 31, 2013 and 2012, respectively, due mainly to increased volume of mortgage loan originations of the Bank.

Amortization of intangible assets increased by $2.0 million and $696 thousand, or 280.9 percent and from none, to $2.7 million and $696 thousand for the years ended December 31, 2013 and 2012, respectively, due to the acquisitions in 2012 and 2013. The Company recognized impairment of intangible assets of $1.1 million by writing off all remaining trade name intangible assets of Beach, Gateway and PBOC of $976 thousand due to the merger of the Company’s two banking subsidiaries into a single bank and a portion of core deposit intangibles on savings deposits acquired from Gateway of $85 thousand due to the lower remaining balance than forecasted.

Other expenses increased by $9.9 million and $3.5 million, or 171.3 percent and 153.8 percent, to $15.6 million and $5.8 million for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, the increase was due mainly to costs associated with the growth in mortgage banking activity and a $679 thousand increase in off balance sheet provision expense.

Income Tax Expense

For the years ended December 31, 2013 and 2012, income tax expense was $7.3 million and $115 thousand, respectively, and the effective tax rate was 98.9 percent and 2.1 percent, respectively. The Company’s effective tax rate increased due to increases in the valuation allowances and other permanent book tax differences.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. As of December 31, 2013, the Company had a net deferred tax asset of none, net of a $17.3 million valuation allowance and as of December 31, 2012, the Company had a net deferred tax asset of $7.6 million, net of an $8.4 million valuation allowance.

The Company adopted the provisions of ASC 740-10-25 (formally FIN 48), which relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on January 1, 2007. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2013 and 2012, the Company had no unrecognized tax benefits. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense. At December 31, 2013 and 2012, the Company had no accrued interest or penalties. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2010 (except for Gateway Bancorp’s pre-acquisition federal tax return which is currently under examination by the Internal Revenue Service for the 2008 and 2009 tax years). The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2009 (other state income and franchise tax statutes of limitations vary by state).

Financial Condition

Total assets increased by $1.95 billion, or 115.6 percent, to $3.63 billion at December 31, 2013, compared to $1.68 billion at December 31, 2012. The increase in total assets was due primarily to a $1.19 billion increase in net loans and leases receivable, a $603.6 million increase in loans held for sale, and a $48.6 million increase in investment securities. The increases were due mainly to the acquisition of PBOC, and organic loan growth and purchases of seasoned SFR loan pools.

Securities Available For Sale

The primary goal of our investment securities portfolio is to provide a relatively stable source of income while maintaining an appropriate level of liquidity. Investment securities provide a source of liquidity by being pledged as collateral for repurchase agreements and for certain public funds deposits. Investment securities classified as available-for-sale are carried at their estimated fair values with the corresponding changes in fair values recorded in accumulated other comprehensive income, as a component of shareholders’ equity. All investment securities have been classified as available-for-sale securities as of December 31, 2013 and 2012.

Total investment securities available-for-sale increased by $48.6 million, or 40.0 percent, to $170.0 million at December 31, 2013, compared to $121.4 million at December 31, 2012, due mainly to acquired securities of $219.3 million from the acquisition of PBOC and $71.1 million of purchases, partially offset by $127.0 million of sales, $98.3 million of principal payments and $12.6 million of calls and pay-offs. Investment securities had a net unrealized loss of $1.5 million at December 31, 2013, compared to a net unrealized gain of $736 thousand at December 31, 2012.

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at December 31, 2013 and 2012, respectively, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013:
Available-for-sale
SBA loan pools securities	$1,794	$—	$(58)	$1,736
U.S. government-sponsored entities and agency securities	1,928	—	(8)	1,920
Private label residential mortgage-backed securities	14,653	135	(36)	14,752
Agency mortgage-backed securities	153,134	299	(1,819)	151,614

Total securities available for sale	$171,509	$434	$(1,921)	$170,022

December 31, 2012:
Available-for-sale
U.S. government-sponsored entities and agency securities	$2,706	$4	$—	$2,710
State and Municipal securities	9,660	284	—	9,944
Private label residential mortgage-backed securities	41,499	475	(128)	41,846
Agency mortgage-backed securities	66,818	335	(234)	66,919

Total securities available for sale	$120,683	$1,098	$(362)	$121,419

December 31, 2011:
Available-for-sale
U.S. government-sponsored entities and agency securities	$4,000	$38	$—	$4,038
State and Municipal securities	5,641	88	(16)	5,713
Private label residential mortgage-backed securities	78,029	27	(1,853)	76,203
Agency mortgage-backed securities	15,541	121	—	15,662

Total securities available for sale	$103,211	$274	$(1,869)	$101,616

The following table summarizes the investment securities with unrealized losses at December 31, 2013 and 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2013:
Available-for-sale
SBA loan pools securities	$1,736	$(58)	$—	$—	$1,736	$(58)
U.S. government-sponsored entities	1,920	(8)	—	—	1,920	(8)
Private label residential mortgage-backed securities	2,064	(11)	3,913	(25)	5,977	(36)
Agency mortgage-backed securities	114,104	(1,790)	1,821	(29)	115,925	(1,819)

Total available-for-sale	$119,824	$(1,867)	$5,734	$(54)	$125,558	$(1,921)

December 31, 2012:
Available-for-sale
Private label residential mortgage-backed securities	$2,194	$(13)	$10,061	$(115)	$12,255	$(128)
Agency residential mortgage-backed securities	37,388	(234)	—	—	37,388	(234)

Total available-for-sale	$39,582	$(247)	$10,061	$(115)	$49,643	$(362)

As of December 31, 2013, the Company’s securities available for sale portfolio consisted of 120 securities, 84 of which were in an unrealized loss position. The unrealized losses are related to a decrease in prepayment speeds due to an overall increase in interest rates of the agency mortgage-backed securities.

The Company’s private label residential mortgage-backed securities that are in an unrealized loss position had a fair value of $6.0 million with unrealized losses of $36 thousand at December 31, 2013. The Company’s agency residential mortgage-backed securities that are in an unrealized loss position had a fair value of $115.9 million with unrealized losses of $1.8 million at December 31, 2013.

The Company monitors to insure it has adequate credit support and as of December 31, 2013, the Company believes there is no OTTI and it does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. Of the Company’s $170.0 million securities portfolio, $169.8 million were rated AAA, AA or A, and $247 thousand were rated BBB based on the most recent credit rating as of December 31, 2013. The Company considers the lowest credit rating for identification of potential OTTI.

The following table presents the composition and maturities of the securities portfolio as of December 31, 2013:

	As of December 31, 2013
	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	($ in thousands)
Available-for-sale
SBA loan pools securities	$—	—	$—	—	$—	—	$1,794	2.68%	$1,794	$1,736	2.68%
U.S. government-sponsored entities and agency securities	—	—	—	—	1,928	2.35%	—	—	1,928	1,920	2.35%
Private label residential mortgage-backed securities	—	—	1,811	4.03%	800	3.66%	12,042	2.72%	14,653	14,752	2.93%
Agency mortgage-backed securities	—	—	6	1.33%	25,459	1.76%	127,669	2.21%	153,134	151,614	2.13%

Total securities available for sale	$—	—	$1,817	4.03%	$28,187	1.86%	$141,505	2.26%	$171,509	$170,022	2.21%

Loans Held for Sale

Loans held for sale amounted to $716.7 million at December 31, 2013 compared to $113.2 million at December 31, 2012. The loans held for sale of $716.7 million was composed of $192.6 million at fair value and $524.1 million at lower of cost or fair value.

The loans at fair value represent conforming single family residential mortgage loans originated by the Bank that are expected to be sold into the secondary market on a whole loan basis. Certain of these loans are expected to be sold to the Fannie Mae, Freddie Mac and Ginnie Mae on a servicing retained basis. The servicing of these loans is performed by a third party sub-servicer. These loans increased by $79.5 million to $192.6 million due to originations of $1.94 billion, partially offset by sales of $1.86 billion, principal payments of $2.2 million, and $2.8 million changes in fair value and other adjustments.

During 2013, the Company also strategically transferred certain loans from loans and leases receivable to loans held for sale at lower of cost or fair value and sold them in pools, unlike the loans individually originated to be sold into the secondary market on a whole loan basis. These loans totaled $524.1 million at December 31, 2013, due mainly to loans transferred from loans and leases held for investment of $181.4 million, net of $1.4 million of allowance for loan and leases transferred, and originations of $442.0 million, partially offset by sales of $106.6 million and other net amortizations. Starting with the year ended December 31, 2013, the Company began originating these certain loans directly into the held for sale status.

Loans and Leases Receivable

Loan and lease receivables, net of allowance for loan and lease receivable, increased by $1.19 billion, or 96.7 percent, to $2.43 billion at December 31, 2013 from $1.23 billion at December 31, 2012. This increase was due primarily to the acquisition of PBOC and the purchases of seasoned SFR mortgage loan pools during the year.

Compositions of Loans and Leases Receivable

The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

	As of December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)
Commercial:
Commercial and industrial	$287,771	11.8%	$80,387	6.4%	$9,019	1.1%	$6,743	1.0%	$6,782	0.9%
Real estate mortgage	529,883	21.7%	338,900	27.1%	125,830	16.0%	61,314	8.9%	63,885	8.4%
Multi-family	141,580	5.8%	115,082	9.2%	87,196	11.1%	32,911	4.8%	34,100	4.5%
SBA	27,428	1.1%	36,076	2.9%	—	—	—	—	—	—
Construction	24,933	1.0%	6,623	0.5%	—	—	—	—	—	—
Lease financing	31,949	1.3%	11,203	0.9%	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	1,286,541	52.6%	638,667	51.3%	548,522	69.5%	570,892	82.3%	635,634	83.4%
Other HELOC’s, home equity loans, and other consumer installment credit	116,026	4.7%	21,533	1.7%	17,822	2.3%	20,952	3.0%	20,981	2.8%

Total Loans	2,446,111	100.0%	1,248,471	100.0%	788,389	100.0%	692,812	100.0%	761,382	100.0%
Allowance for loan losses	(18,805)		(14,448)		(12,780)		(14,637)		(13,079)

Total Loans and leases receivable, net	$2,427,306		$1,234,023		$775,609		$678,175		$748,303

The following table presents the contractual maturity and repricing information with weighted average contractual yield of the loan and lease portfolio as of December 31, 2013:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Commercial:
Commercial and industrial	246,979	3.72%	23,952	4.80%	16,840	3.60%	—	—	287,771	3.80%
Real estate mortgage	166,914	4.67%	213,407	4.86%	137,915	4.71%	11,647	5.13%	529,883	4.76%
Multi-family	41,229	4.69%	64,060	4.79%	34,617	5.03%	1,674	5.20%	141,580	4.82%
SBA	25,385	5.42%	185	8.65%	1,453	6.06%	405	5.93%	27,428	5.48%
Construction	23,794	4.67%	—	—	—	—	1,139	3.60%	24,933	4.62%
Lease financing	2,035	7.86%	27,650	8.08%	2,264	—	—	—	31,949	7.50%
Consumer:
Real estate 1-4 family first mortgage	578,355	3.57%	341,108	3.15%	50,294	4.14%	316,784	5.32%	1,286,541	3.91%
Other HELOC’s, home equity loans, and other consumer installment credit	113,875	3.68%	224	4.91%	1,432	4.33%	495	13.94%	116,026	3.74%

Total Loans	1,198,566	3.87%	670,586	4.12%	244,815	4.52%	332,144	5.32%	2,446,111	4.20%

Includes demand loans and leases, loans and leases having no stated maturity and overdraft loans

The following table presents the interest rate profile of the loan and lease portfolio due after one year at December 31, 2013:

	Due After One Year
	Fixed Rate	Floating Rate	Total
	(In thousands)
December 31, 2013:
Commercial:
Commercial and industrial	$36,356	$119,744	$156,100
Real estate mortgage	294,262	195,663	489,925
Multi-family	69,461	62,752	132,213
SBA	2,041	25,294	27,335
Construction	1,139	9,898	11,037
Lease financing	29,914	—	29,914
Consumer:
Real estate 1-4 family first mortgage	333,928	945,983	1,279,911
HELOC’s, home equity loans, and other consumer installment credit	2,152	93,017	95,169

Total Loans	$769,253	$1,452,351	$2,221,604

Loan and Lease Originations, Purchases and Repayments

The Company originates real estate secured loans primarily through its retail channel under its DBA Banc Home Loans and under the Bank’s name, and through its wholesale and correspondent channels through other mortgage brokers and banking relationships. Loans originated are either: eligible for sale to Fannie Mae and Freddie Mac, government insured FHA or VA, held by the Company, or sold to private investors.

The Company also originates consumer and real estate loans on a direct basis through our marketing efforts and our existing and walk-in customers. The Company originates both adjustable and fixed-rate loans, however, the ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by competition and the interest rate environment. During the last few years, the Company has significantly increased origination of ARM loans. The Company has also purchased ARM loans secured by one-to-four family residences and participations in construction and commercial real estate loans in the past. Loans and participations purchased must conform to the Company’s underwriting guidelines or guidelines acceptable to the management loan committee.

The following table presents loan and lease originations, purchases, sales, and repayment activities excluding the conforming residential mortgage loans originated for sale, for the periods indicated:

	For the year ended December 31,
	2013	2012	2011
	(In thousands)
Originations by type:
Adjustable rate:
Real Estate - one- to four- family	$390,499	$183,343	$44,554
Commercial real estate and multi-family	120,631	72,142	12,826
SBA	1,474	5,216	—
Construction	6,226	16,961	—
Consumer and other	21,282	5,268	64,851
Commercial and industrial	81,048	32,329	—

Total adjustable rate	621,160	315,259	122,231
Fixed rate:
Real Estate - one- to four- family	3,464	2,382	—
Commercial real estate and multi-family	117,666	95,640	76,299
SBA	772	2,970	—
Construction	1,136	—	—
Consumer and other	307	150	97
Commercial and industrial	10,962	2,103	493
Lease financing	16,952	—	—

Total fixed rate	151,259	103,245	76,889

Total loans originated	772,419	418,504	199,120

Purchases:
Real Estate - one- to four- family	849,883	66,718	—
Multi-family	—	18,674	58,027
Construction	—	—	—
Lease financing	7,850	14,487	—
Consumer and other	—	—	—
Commercial and industrial	—	—	—

Total loans purchased	857,733	99,879	58,027

Acquired in business combination	385,256	288,285	—
Transferred to loans held for sale	(182,803)
Repayments:
Principal repayments	(461,223)	(276,399)	(162,700)
Sales	(263,554)	(70,438)	—
Increase (decrease) in other items, net	89,812	(1,417)	2,987

Net increase (decrease)	$1,197,640	$458,414	$97,434

Seasoned SFR Mortgage Loan Acquisition

During the year ended December 31, 2013, the Company completed five seasoned SFR mortgage loan pool acquisitions with unpaid principal balances and fair values of $1.02 billion and $849.9 million (excluding accrued interest paid and acquisition costs at settlement) at their respective acquisition dates and $814.0 million and $711.1 million at December 31, 2013. These loan pools generally consist of re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement.

The Company was able to acquire these loans at a significant discount to both current property value at acquisition and note balance. The Company determined that certain loans in these seasoned SFR mortgage loan acquisitions reflect credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The unpaid principal balances and fair values of these loans at the respective dates of acquisition were $473.9 million and $342.1 million, respectively. At December 31, 2013, the unpaid principal balance and carrying value of these loans were $326.0 million and $261.3 million, respectively.

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

During the course of 2012, the Company completed three seasoned SFR loan acquisitions with unpaid principal balances and fair values of $114.8 million and $66.7 million at the respective acquisition dates. These loan pools generally consist of re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. In aggregate, the purchase price of the loans was less than 70 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 60 percent of note balance at the time of acquisition. The mortgage loans had a current weighted average interest rate of 4.13 percent, determined by current unpaid principal balance. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 632. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $252 thousand. As of December 31, 2013, the unpaid principal balance and carrying value of these loans were $88.0 million and $53.2 million, respectively.

At December 31, 2013 and December 31, 2012, approximately 5.63 percent and 6.00 percent of unpaid principal balance of these loans were delinquent 60 or more days and 1.37 percent and 0.23 percent respectively were in bankruptcy or foreclosure. During the year ended December 31, 2013, delinquencies on seasoned SFR loan pools increased due to additional acquisitions as well as a transfer of servicing during the fourth quarter of 2013. A servicing transfer often causes a temporary increase in delinquencies due to confusion of some borrowers concerning where to send their payments and a disruption in the normal collection efforts of the loan servicer.

As part of the acquisition program, the Company may sell from time to time seasoned SFR mortgage loans that do not meet the Company’s investment standards. During 2013, the Company sold seasoned SFR mortgage loans with an unpaid principal balance of $176.6 million and a carrying value of $113.0 million.

The following table presents the outstanding balance and carrying amount of PCI loans and leases as of dates indicated:

	As of December 31,
	2013		2012
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial:
Commercial and industrial	$5,838	$4,028	$11,350	$6,808
Real estate mortgage	17,682	15,014	22,698	21,837
Multi-family	—	—	1,208	845
SBA	4,940	3,688	7,967	5,608
Consumer:
Real estate 1-4 family first mortgage	414,341	314,820	108,428	65,066
HELOC’s, home equity loans, and other consumer installment credit	2,134	1,736	110	56

Total	$444,935	$339,286	$151,761	$100,220

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

Non-Traditional Mortgage Portfolio

The Company’s non-traditional mortgage portfolio (NTM) is comprised of three interest only products: the Green Account Loans (Green Loans), the hybrid interest only adjustable rate mortgage (ARM) and a small number of negatively amortizing ARM loans. As of December 31, 2013 and 2012, the non-traditional mortgages totaled $309.6 million or 12.7 percent and $368.3 million or 29.5 percent of the total gross loan portfolio, respectively, which is a decrease of $58.7 million or 15.9 percent.

The following table presents the composition of the NTM portfolio as of the dates indicated:

	As of December 31,
	2013			2012			2011			2010			2009
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC) - first liens	173	$147,705	47.7%	212	$198,720	53.9%	245	$219,502	58.9%	253	$215,395	53.4%	238	$208,945	44.1%
Interest-only - first liens	244	139,867	45.2%	187	142,426	38.7%	199	123,134	33.0%	262	148,185	36.8%	368	224,404	47.3%
Negative amortization	37	16,623	5.4%	40	19,341	5.3%	45	21,525	5.8%	52	30,142	7.5%	55	31,755	6.7%

Total NTM - first liens	454	304,195	98.3%	439	360,487	97.9%	489	364,161	97.7%	567	393,722	97.7%	661	465,104	98.1%
Green Loans (HELOC) - second liens	23	5,289	1.7%	27	7,659	2.1%	32	$8,703	2.3%	35	$9,260	2.3%	38	$8,661	1.8%
Interest-only - second liens	1	113	0.0%	1	114	0.0%	1	114	0.0%	2	182	0.0%	4	451	0.1%

Total NTM - second liens	24	5,402	1.7%	28	7,773	2.1%	33	8,817	2.3%	37	9,442	2.3%	42	9,112	1.9%

Total NTM loans	478	$309,597	100.0%	467	$368,260	100.0%	522	$372,978	100.0%	604	$403,164	100.0%	703	$474,216	100.0%

Total gross loan portfolio		$2,446,111			$1,248,471			$788,389			$692,812			$761,382
% of NTM to total gross loan portfolio		12.7%			29.5%			47.3%			58.2%			62.3%

The initial credit guidelines for the non-traditional mortgage portfolio were established based on borrower Fair Isaac Company (FICO) score, loan-to-value (LTV), property type, occupancy type, loan amount, and geography. Additionally from an ongoing credit risk management perspective, the Company has assessed that the most significant performance indicators for NTMs to be loan-to-value and FICO scores. On a semi-annual basis, the Company performs loan reviews of the NTM loan portfolio that includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models (AVM) to confirm collateral value.

LTV represents estimated current loan to value as current unpaid principal balance divided by estimated property value. The following table presents the one-to-four family residential NTM first lien portfolio by LTV as of the dates indicated:

	Green			Interest-Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
December 31, 2013:
LTV’s
< 61	90	$78,807	53.3%	80	$65,181	46.6%	13	$4,930	29.7%	183	$148,918	49.0%
61-80	38	33,604	22.8%	51	28,999	20.7%	13	7,643	45.9%	102	70,246	23.1%
81-100	26	14,917	10.1%	43	21,474	15.4%	8	3,277	19.7%	77	39,668	13.0%
> 100	19	20,377	13.8%	70	24,213	17.3%	3	773	4.7%	92	45,363	14.9%

Totals	173	$147,705	100.0%	244	$139,867	100.0%	37	$16,623	100.0%	454	$304,195	100.0%

December 31, 2012:
LTV’s
< 61	51	$59,679	30.0%	59	$47,368	33.3%	11	$2,450	12.7%	121	$109,497	30.4%
61-80	63	52,107	26.2%	72	58,972	41.3%	4	1,228	6.3%	139	112,307	31.1%
81-100	60	62,335	31.4%	26	17,478	12.3%	9	6,568	34.0%	95	86,381	24.0%
> 100	38	24,599	12.4%	30	18,608	13.1%	16	9,095	47.0%	84	52,302	14.5%

	212	$198,720	100.0%	187	$142,426	100.0%	40	$19,341	100.0%	439	$360,487	100.0%

The decrease in Green Loans was primarily due to reductions in principal balance and payoffs. During 2013, overall improvement on LTV of the Company’s one-to-four family residential NTM first lien portfolio was due to the improvement in the real estate market and the economy in Southern California.

The following table presents the contractual maturity with number of loans of the NTM portfolio as of December 31, 2013:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count
	($ in thousands)
Green Loans (HELOC) - first liens (1)	$—	—	$—	—	$112,507	134	$35,198	39	$147,705	173
Interest-only - first liens (2)	6,004	3	15,281	13	2,364	6	116,218	222	139,867	244
Negative amortization	—	—	—	—	—	—	16,623	37	16,623	37

Total NTM - first liens	6,004	3	15,281	13	114,871	140	168,039	298	304,195	454
Green Loans (HELOC) - first liens (1)	—	—	—	—	5,288	21	1	2	5,289	23
Interest-only - first liens (2)	—	—	—	—	113	1	—	—	113	1

Total NTM - second liens	—	—	—	—	5,401	22	1	2	5,402	24

Total NTM loans	$6,004	3	$15,281	13	$120,272	162	$168,040	300	$309,597	478

(1)	Green Loans typically have a 15 year balloon maturity
(2)	Interest Only loans typically switch to an amortizing basis after 3, 5, or 7 years

Negative amortization loans of $16.0 million, or 96.2 percent, had begun amortizing and a loan of $627 thousand, or 3.8 percent of total negative amortization loans, was subject to negative amortization as of December 31, 2013.

Green Loans

Green Loans are single family residential first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year balloon payment due at maturity. The Company initiated the Green Loan products in 2005 and proactively refined underwriting and credit management practices as well as credit guidelines in response to changing economic environments, competitive conditions and portfolio performance. The Company continues to manage credit risk, to the extent possible, throughout the borrower’s credit cycle. The Company discontinued the origination of Green Loan products in 2011.

At December 31, 2013, Green Loans totaled $153.0 million, a decrease of $53.4 million, or 25.9 percent, from $206.4 million at December 31,2012, primarily due to reductions in principal balance and payoffs. As of December 31, 2013 and 2012, $5.7 million and $5.6 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

The Green Loans are similar to HELOC’s in that they are collateralized primarily by the equity in one-to-four family Mortgage loans. However, some Green Loans are subject to differences from HELOCs relating to certain characteristics including one-action laws. Similar to Green Loans, HELOC’s allow the borrower to draw down on the credit line based on an established loan amount for a period of time, typically 10 years, requiring an interest only payment with an option to pay principal at any time. A typical HELOC provides that at the end of the term the borrower can continue to make monthly principal and interest payments based loan balance until the maturity date. The Green Loan is an interest only loan with a maturity of 15 years at which time the loan comes due and payable with a balloon payment due at maturity. The unique payment structure also differs from a traditional HELOC in that payments are made through the direct linkage of a personal checking account to the loan through a nightly sweep of funds into the Green Loan Account. This reduces any outstanding balance on the loan by the total amount deposited into the checking account. As a result, every time a deposit is made, effectively a payment to the Green Loan is made. HELOCs typically do not cause the loan to be paid down by a borrowers depositing of funds into their checking account at the same bank.

Credit guidelines for Green Loans were established based on borrower Fair Isaac Company (FICO) scores, property type, occupancy type, loan amount, and geography. Property types include single family residences and second trust deeds where the Company owned the first liens, owner occupied as well as non-owner occupied properties. The Company utilized its underwriting guidelines for first liens to underwrite the Green Loan secured by second trust deeds as if the combined loans were a single Green Loan. For all Green Loans, the loan income was underwritten using either full income documentation or alternative income documentation.

For single family properties the loan sizes ranged up to $7.0 million and up to $650 thousand for owner occupied and non-owner occupied, respectively. For two-to-four family properties, the loan sizes ranged up to $1.1 million. As loan size increased, the maximum LTV decreased from 80 percent to 60 percent. Maximum LTVs were adjusted by 5-10 percent for specified property types such as condos. FICOs were based on the primary wage earners’ mid FICO score and the lower of two mid FICO scores for full and alternative documentation, respectively. 76 percent of the FICO scores exceeded 700 at the time of origination. Loans greater than $1 million were subject to a second appraisal or third party appraisal review at origination.

The table below presents the Company’s non-traditional one-to-four family residential mortgage Green Loans first lien portfolio at December 31, 2013 by FICO scores that were obtained during the fourth quarter of 2013, comparing to the FICO scores that were obtained during the fourth quarter of 2012:

	As of December 31, 2013
	2013			2012			Changes
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	7	$1,382	0.9%	7	$7,183	4.9%	—	$(5,801)	-4.0%
700-799	94	74,876	50.8%	98	75,556	51.2%	(4)	(680)	-0.4%
600-699	44	42,739	28.9%	44	37,718	25.5%	—	5,021	3.4%
<600	14	11,965	8.1%	14	12,122	8.2%	—	(157)	-0.1%
No FICO	14	16,743	11.3%	10	15,126	10.2%	4	1,617	1.1%

Totals	173	$147,705	100.0%	173	$147,705	100.0%	—	$—	0.0%

At December 31, 2013 and December 31, 2012, the Company had updated the FICO scores on real estate one-to-four family residential mortgage Green Account loans. The 700-799 category was 50.8 percent and 51.2 percent for FICO scores at December 31, 2013 and December 31, 2012, respectively.

Interest Only Loans

Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payments in initial periods during which time the interest rate is fixed before converting to fully amortizing payments. Following the expiration of the fixed interest rate, the interest rate and payment begins to adjust on an annual basis, with fully amortizing payments that include principal and interest calculated over the remaining term of the loan. The loan can be secured by owner or non-owner occupied properties that include one-to-four family units and second homes. As of December 31, 2013, our interest only loans decreased by $2.6 million, or 1.8 percent, to $140.0 million from $142.5 million at December 31, 2012, primarily due to purchases of $57.0 million, acquired loans through PBOC acquisition of $22.5 million, and originations of $197.2 million, partially offset by sales of $115.8 million, payoffs and principal reductions of $43.2 million, loans transferred to held for sale of $91.6 million, and reclassification of $28.5 million from NTM interest only to traditional loans due to the expiration of the initial interest only period and conversion to a fully amortizing basis.

Loans with the Potential for Negative Amortization

Negative amortization loans decreased by $2.7 million, or 14.1 percent, to $16.6 million as of December 31, 2013 from $19.3 million as of December 31, 2012. The Company discontinued origination of negative amortization loans in 2007. As of December 31, 2013 and 2012, $1.2 million and none, respectively, of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including its policies on loan-to-value ratios.

Non-Traditional Mortgage Loan Credit Risk Management

The Company performs detailed reviews of collateral values on loans collateralized by residential real property including its non-traditional mortgage portfolio based on appraisals or estimates from third party automated valuation models (AVMs) to analyze property value trends on a semi-annual or on an as needed basis. AVMs are used to identify loans that have experienced potential collateral deterioration. Once a loan meets this criterion, the Company will obtain updated drive by or full appraisals in order to confirm the valuation. This information is used to update key monitoring metrics such as LTV. Additionally, FICO scores are obtained bi-annually in conjunction with the collateral analysis. In addition to LTV and FICO, the Company evaluates the portfolio on a specific loan basis through delinquency and portfolio charge-offs to determine whether any risk mitigation or portfolio management actions are warranted. The borrowers may be contacted as necessary to discuss material changes in loan performance or statistics.

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

As a result, the Company proactively manages the portfolio by performing detailed analysis on its portfolio with emphasis on the non-traditional mortgage portfolio. The Company’s Internal Asset Review Committee (IARC) conducts monthly meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent bi-annual review completed in the fourth quarter of 2013, the Company did not free or reduce any additional commitments.

Consumer and non-traditional mortgage loans may entail greater risk than do traditional one-to-four family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles and recreational vehicles. In these cases, any repossessed collateral for a consumer and non-traditional mortgage loan are more dependent on the borrower‘s continued financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. See “—Asset Quality—Non-performing Assets” in Item 7.

Asset Quality

Past Due Loans and leases

The following table presents a summary of loans and leases, excluding PCI loans, that were past due at least 30 days but less than 90 days past due as of the dates indicated:

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Past due 30 to 89 days
Commercial:
Commercial and industrial	$287	$255	$—	$—	$—
Real estate mortgage	5,748	775	291	3,901	691
Multi-family	602	—	—	540	189
SBA	62	136	—	—	—
Construction	—	—	—	—	—
Lease financing	363	118	—	—	—
Consumer:
Real estate 1-4 family first mortgage	30,318	7,797	10,669	27,070	23,063
HELOC’s, home equity loans, and other consumer installment credit	319	27	4	6	30

Total	$37,699	$9,108	$10,964	$31,517	$23,973

The loans and leases, excluding PCI loans, that were past due at least 30 days but less than 90 days past due increased by $28.6 million to $37.7 million at December 31, 2013 from $9.1 million at December 31, 2012. The increase in real estate one-to-four family residential mortgage loans was due mainly to a $28.1 million delinquency increase from new purchases of seasoned SFR mortgage pools during 2013 and the transfer of servicing during the fourth quarter of 2013, partially offset by a delinquency decrease in other portfolio one-to-four family residential mortgage loans. A servicing transfer often causes a temporary increase in delinquencies due to confusion of borrowers concerning where to send their payments and a disruption in the normal collection efforts of the loan servicer. The increase in real estate mortgage loan delinquencies was due mainly to temporal delays on payments and all of these loans were brought back to current status in January 2014. All loans and leases, excluding PCI loans, over 90 days past due were non-accrual status as of December 31, 2013.

The following table presents a summary of NTM loans that were past due at least 30 days but less than 90 days past due as of the dates indicated:

	As of December 31,
	2013		2012
	Number of Loans	Amount	Number of Loans	Amount
	($ in thousands)
Green Loans (HELOC) - first liens	1	$653	4	$3,918
Interest-only - first liens	6	1,723	1	631
Negative amortization	1	1,134	1	424

Total NTM - first liens	8	3,510	6	4,973
Green Loans (HELOC) - second liens	—	—	—	—
Interest-only - second liens	—	—	—	—

Total NTM - second liens	—	—	—	—

Total NTM loans	8	$3,510	6	$4,973

The NTM loans that were past due at least 30 days but less than 90 days past due decreased by $1.5 million to $3.5 million at December 31, 2013 from $5.0 million at December 31, 2012, due mainly to a decrease in Green Loans, partially offset by increases in interest-only first liens loans and negative amortization loans. The increase in interest-only first lien loans was due mainly to the new purchases of seasoned SFR mortgage pools.

The following table presents a summary of PCI loans that were past due at least 30 days but less than 90 days past due as of the dates indicated:

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Past due 30 to 89 days
Commercial:
Real estate mortgage	$—	$1,457	$—	$—	$—
SBA	46	380	—	—	—
Consumer:
Real estate 1-4 family first mortgage	30,468	2,090	—	—	—

Total	$30,514	$3,927	$—	$—	$—

The PCI loans that were past due at least at least 30 days but less than 90 days past due increased $26.6 million to $30.5 million as December 31, 2013 from $3.9 million at December 31, 2012. The increase in real estate one-to-four family residential mortgage loans was due mainly to a $30.4 million delinquency increase from the seasoned SFR mortgage pool that were purchased during 2013 and the transfer of servicing during the fourth quarter of 2013. A servicing transfer often causes a temporary increase in delinquencies due to confusion of borrowers concerning where to send their payments and a disruption in the normal collection efforts of the loan servicer.

Non-Performing Assets

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

Loans are placed on non-accrual status when, in the opinion of the Company’s management, the full timely collection of principal or interest is in doubt. Generally, the accrual of interest is discontinued when principal or interest payments become more than 90 days past due, unless the Company believes the loan is adequately collateralized and the loan is in the process of collection. However, in certain instances, the Company may place a particular loan on non-accrual status earlier, depending upon the individual circumstances involved in the loan’s delinquency. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of unpaid amounts on such a loan are applied to reduce principal when received, except when the ultimate collectability of principal is probable, in which case interest payments are credited to income. Non-accrual loans may be restored to accrual status if and when principal and interest become current and full repayment is expected. Interest income is recognized on the accrual basis for impaired loans not meeting the criteria for non-accrual treatment.

The following table presents a summary of non-performing assets as of the dates indicated:

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Non-accrual loans:
Commercial:
Commercial and industrial	$33	$—	$—	$—	$—
Real estate mortgage	3,868	2,906	1,887	9,715	7,247
Multi-family	1,972	5,442	3,090	8,502	10,519
SBA	10	141	—	—	—
Construction	—	—	—	—	—
Lease financing	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	25,514	14,503	14,272	20,611	28,298
HELOC’s, home equity loans, and other consumer installment credit	251	1	5	2	108

Total non-accrual loans	31,648	22,993	19,254	38,830	46,172

Loans past due over 90 days or more still on accrual	—	—	—	—	—

Other real estate owned	$—	$4,527	$14,692	$6,562	$5,680

Total non-performing assets	$31,648	$27,520	$33,946	$45,392	$51,852

Performing troubled debt restructured loans	$6,117	$6,646	$5,417	$17,678	$3,974

Non-performing loans to total loans	1.29%	1.84%	2.44%	5.60%	6.06%
Non-performing assets to total assets	0.87%	1.64%	3.40%	5.27%	5.80%

With respect to loans that were on non-accrual status as of December 31, 2013, the gross interest income that would have been recorded during 2013 had such loans been current in accordance with their original terms and been outstanding throughout 2013 (or since origination, if held for part of 2013), was $789 thousand. The amount of interest income on such loans that was included in net income for 2013 was $341 thousand.

The following table presents a summary of non-accrual NTM loans as of the dates indicated:

	As of December 31,
	2013		2012
	Number of Loans	Amount	Number of Loans	Amount
	($ in thousands)
Green Loans (HELOC) - first liens	4	$5,482	2	$5,564
Interest-only - first liens	5	752	4	5,797
Negative amortization	2	1,248	—	—

Total NTM - first liens	11	7,482	6	11,361
Green Loans (HELOC) - second liens	2	216	—	—
Interest-only - second liens	—	—	—	—

Total NTM - second liens	2	216	—	—

Total NTM loans	13	$7,698	6	$11,361

Non-accrual NTM loans decreased by $3.7 million to $7.7 million at December 31, 2013 from $11.4 million at December 31, 2012, due mainly to an overall decrease in the NTM portfolio.

Troubled Debt Restructured Loans and Leases (TDRs)

Loans that the Company modifies or restructures where the debtor is experiencing financial difficulties and makes a concession to the borrower in the form of changes in the amortization terms, reductions in the interest rates, the acceptance of interest only payments and, in limited cases, concessions to the outstanding loan balances are classified as troubled debt restructurings (TDRs). TDRs are loans modified for the purpose of alleviating temporary impairments to the borrower’s financial condition. A workout plan between a borrower and the Company is designed to provide a bridge for the cash flow shortfalls in the near term. If the borrower works through the near term issues, in most cases, the original contractual terms of the loan will be reinstated.

As of December 31, 2013, the Company had 26 loans and leases with an aggregate balance of $12.7 million classified as TDR. When a loan or lease becomes a TDR the Company ceases accruing interest, and classifies it as non-accrual until the borrower demonstrates that the loan or lease is again performing.

As of December 31, 2013, of the 26 loans and leases classified as TDRs, 25 loans and leases totaling $11.7 million are making payments according to their modified terms and are less than 90-days delinquent under the modified terms. Of the aforementioned $11.7 million in TDR loans and leases, $6.1 million are secured by single-family residential real estate, $3.1 million are secured by commercial real estate, and the remaining is comprised of unsecured consumer loans of $1.7 million, SBA loans of $714 thousand, and commercial and industrial loans of $85 thousand. One TDR loan with an aggregate balance of $958 thousand is over 90 days delinquent and is secured by SFR.

The following table presents the composition of TDRs as of the dates indicated:

	As of December 31,
	2013			2012
	NTM Loans	Traditional Loans	PCI Loans	NTM Loans	Traditional Loans	PCI Loans
	(In thousands)
Commercial:
Commercial and industrial	$—	$—	$85	$—	$—	$1,236
Real estate mortgage	—	194	2,868	—	530	1,355
Multi-family	—	—	—	—	3,090	—
SBA	—	10	704	—	—	423
Consumer:
Real estate 1-4 family first mortgage	—	3,605	—	4,875	3,690	—
Green Loans (HELOC) - first liens	3,468	—	—	3,482
HELOC’s, home equity loans, and other consumer installment credit	—	—	1,736	—	1	—

Total	$3,468	$3,809	$5,393	$8,357	$7,311	$3,014

Risk Ratings

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allocation allowances for loan and lease losses in an amount deemed prudent by management and approved by the Board of Directors. General allocation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allocation allowance for losses equal to 100 percent of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its specific allocation allowances is subject to review by the OCC, which may order the establishment of additional general or specific loss allocation allowances.

In connection with the filing of the Bank’s periodic reports with the OCC and in accordance with policies for our classification of assets, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2013, the Company had classified assets (including OREO) totaling $39.7 million, all of which were classified as substandard. The total amount classified represented 1.09 percent of the Company’s total assets at December 31, 2013.

The following table presents the Company’s risk categories as of December 31, 2013:

	As of December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Gross Loans and Leases Receivables
	(In thousands)
NTM loans:
Real estate 1-4 family first mortgage	$151,728	$2,321	$2,441	$—	$—	$156,490
Green Loans (HELOC) - First Liens	129,679	11,470	6,556	—	—	147,705
Green Loans (HELOC) - Second Liens	5,073	—	216	—	—	5,289
HELOC’s, home equity loans, and other consumer installment credit	113	—	—	—	—	113

Total NTM loans	$286,593	$13,791	$9,213	$—	$—	$309,597

Traditional loans:
Commercial:
Commercial and industrial	$280,527	$1	$3,215	$—	$—	$283,743
Real estate mortgage	510,117	—	4,752	—	—	514,869
Multi-family	139,608	—	1,972	—	—	141,580
SBA	23,714	—	26	—	—	23,740
Construction	24,933	—	—	—	—	24,933
Lease financing	31,949	—	—	—	—	31,949
Consumer:
Real estate 1-4 family first mortgage	640,701	6,350	20,475	—	—	667,526
HELOC’s, home equity loans, and other consumer installment credit	108,745	108	33	2	—	108,888

Total traditional loans	$1,760,294	$6,459	$30,473	$2	$—	$1,797,228

PCI loans:
Commercial:
Commercial and industrial	$—	$969	$3,059	$—	$—	$4,028
Real estate mortgage	10,148	—	4,866	—	—	15,014
Multi-family	—	—	—	—	—	—
SBA	844	605	2,239	—	—	3,688
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	—	—	287	—	314,533	314,820
HELOC’s, home equity loans, and other consumer installment credit	—	—	1,736	—	—	1,736

Total PCI loans	$10,992	$1,574	$12,187	$—	$314,533	$339,286

Total	$2,057,879	$21,824	$51,873	$2	$314,533	$2,446,111

The following table presents the Company’s risk categories as of December 31, 2012:

	As of December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Gross Loans and Leases Receivables
	(In thousands)
NTM loans:
Real estate 1-4 family first mortgage	$154,417	$655	$6,695	$—	$—	$161,767
Green Loans (HELOC) - First Liens	184,970	7,140	6,610	—	—	198,720
Green Loans (HELOC) - Second Liens	7,659	—	—	—	—	7,659
HELOC’s, home equity loans, and other consumer installment credit	114	—	—	—	—	114

Total NTM loans	$347,160	$7,795	$13,305	$—	$—	$368,260

Traditional loans:
Commercial:
Commercial and industrial	$73,579	$—	$—	$—	$—	$73,579
Real estate mortgage	310,976	1,618	4,469	—	—	317,063
Multi-family	109,059	—	5,178	—	—	114,237
SBA	30,296	18	154	—	—	30,468
Construction	6,623	—	—	—	—	6,623
Lease financing	11,203	—	—	—	—	11,203
Consumer:
Real estate 1-4 family first mortgage	204,541	3,427	5,146	—	—	213,114
HELOC’s, home equity loans, and other consumer installment credit	13,298	193	213	—	—	13,704

Total traditional loans	$759,575	$5,256	$15,160	$—	$—	$779,991

PCI loans:
Commercial:
Commercial and industrial	$—	$189	$6,619	$—	$—	$6,808
Real estate mortgage	15,108	1,080	5,649	—	—	21,837
Multi-family	845	—	—	—	—	845
SBA	1,148	1,085	3,375	—	—	5,608
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	—	—	137	—	64,929	65,066
HELOC’s, home equity loans, and other consumer installment credit	—	—	56	—	—	56

Total PCI loans	$17,101	$2,354	$15,836	$—	$64,929	$100,220

Total	$1,123,836	$15,405	$44,301	$—	$64,929	$1,248,471

Allowance for Loan and Leases Losses

The Company maintains an allowance for loan and lease losses (ALLL) to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. The ALLL is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. The Company uses a three year loss experience of the Company and its peers in analyzing an appropriate reserve factor for all loans. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on ALLL, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values.

The Company acquired PBOC during 2013 and Beach and Gateway during 2012, and their loans and leases are treated under ASC 805, accounting for acquisitions. The acquired loans and leases include loans and leases that are accounted for under ASC 310-30, accounting for purchase credit impaired loans and leases. In addition, the Company acquired three pools of credit impaired re-performing seasoned SFR mortgage loan pools during 2012. For the year ended December 31, 2013, the Bank acquired five pools of seasoned SFR mortgage loan pools, which were partially ASC 310-30 loans. During the year ended December 31, 2013, there was no provision for loan and lease losses or allowance for loan and lease losses related to these pools as these loans were acquired at an aggregate 16.9 percent discount to the aggregated unpaid principal balances and there were no impairment on these pools. The Company may recognize provision for loan and lease losses in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield and purchased discount. On a quarterly basis, the Company re-forecasts its expected cash flows for the PCI loans relating to the PBOC, Beach and Gateway acquisitions, and the eight loan pools acquired in 2012 and 2013 to be evaluated for potential impairment. The provision for loans and leases losses on PCI loans reflected a decrease in expected cash flows on PCI loans compared to those previously estimated. The impairment reserve for PCI loans at December 31, 2013 was $196 thousand.

The ALLL that was collectively evaluated for impairment on originated loans and leases at December 31, 2013 was $17.1 million, which represented 1.46 percent of total originated loans and leases, as compared to $13.2 million, or 1.48 percent, of total originated loans and leases at December 31, 2012. Including the non-credit impaired loans acquired through the Beach, Gateway, and PBOC acquisitions, ALLL that was collectively evaluated for impairment was $18.5 million as of December 31, 2013, which represents 1.13 percent of total of such loans and leases, as compared to $13.2 million, or 1.18 percent, or total of such loans and leases at December 31, 2012. The ALLL that was individually evaluated for impairment was $96 thousand at December 31, 2013 compared to $1.2 million at December 31, 2012. An unallocated ALLL of $450 thousand was held at December 31, 2013. The ALLL plus market discount for originated and acquired non-credit impaired loans and leases to the total amount of such loans and leases was 1.63 percent at December 31, 2013 versus 1.52 percent at December 31, 2012. The Company provided $8.0 million to its provision for loan and lease losses during the year ended December 31, 2013, related primarily to new commercial real estate mortgage, multifamily, and commercial and industrial loan production and impairment charges on PCI loans.

The following tables presents information regarding activity in the ALLL for the periods indicated:

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Loans past due 90 days or more still on accrual	$—	$—	$—	$—	$—
Non-accrual loans	31,648	22,993	19,254	38,830	46,172

Total non-performing loans	31,648	22,993	19,254	38,830	46,172
Other real estate owned	—	4,527	14,692	6,562	5,680

Total non-performing assets	$31,648	$27,520	$33,946	$45,392	$51,852

Allowance for loan and lease losses
Balance at beginning of year	$14,448	$12,780	$14,637	$13,079	$18,286
Charge-offs	(3,013)	(4,071)	(7,512)	(7,531)	(22,505)
Recoveries	850	239	267	132	2
Transfer of loans to held-for-sale	(1,443)	—	—
Provision for loan and lease losses	7,963	5,500	5,388	8,957	17,296

Balance at end of year	$18,805	$14,448	$12,780	$14,637	$13,079

Non-performing loans to total loans	1.29%	1.84%	2.44%	5.60%	6.06%
Non-performing assets to total assets	0.87%	1.64%	3.40%	5.27%	5.80%
Non-performing assets to allowance for loan and lease losses	168.30%	159.14%	265.62%	310.12%	396.45%
Allowance for loan and lease losses to non-performing loans	59.42%	62.84%	66.38%	37.70%	28.33%
Allowance for loan and lease losses to total loans	0.77%	1.16%	1.62%	2.11%	1.72%
Net loan charge-offs to total loans	0.09%	0.31%	0.92%	1.07%	2.96%

The following table presents the ALLL allocation among loans and leases portfolio as of the dates indicated:

	As of December 31,
	2013		2012		2011		2010		2009
	ALLL Amount	% of loans to total loans	ALLL Amount	% of loans to total loans	ALLL Amount	% of loans to total loans	ALLL Amount	% of loans to total loans	ALLL Amount	% of loans to total loans
	($ in thousands)
Commercial:
Commercial and industrial	$1,822	11.8%	$263	6.4%	$128	1.1%	$50	1.0%	$17	0.9%
Real estate mortgage	5,484	21.7%	3,178	27.1%	2,234	16.0%	1,399	8.9%	1,790	8.4%
Multi-family	2,566	5.8%	1,478	9.2%	1,541	11.1%	2,389	4.8%	1,773	4.5%
SBA	235	1.1%	118	2.9%	—	—	—	—	—	—
Construction	244	1.0%	21	0.5%	—	—	—	—	—	—
Consumer Lease financing	428	1.3%	261	0.9%	—	—	—	—	—	—
Real estate 1-4 family first mortgage	7,044	52.6%	8,855	51.3%	8,635	69.5%	10,191	82.3%	8,288	83.4%
HELOC’s, home equity loans, and other consumer installment credit	532	4.7%	274	1.7%	242	2.3%	608	3.0%	711	2.8%
Unallocated	450		—		—		—		500

Total	$18,805	100.0%	$14,448	100.0%	$12,780	100.0%	$14,637	100.0%	$13,079	100.0%

The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Loan breakdown by evaluation type:
Originated loans
Individually evaluated for impairment	$16,704	$28,859	$27,538	$49,915	$50,852
Collectively evaluated for impairment	1,168,195	894,952	760,851	642,897	710,530
Acquired loans through business acquisitions - non-impaired
Individually evaluated for impairment	2,243	4,669	—	—	—
Collectively evaluated for impairment	469,916	219,771	—	—	—
Seasoned SFR mortgage loan pools - non-impaired	449,767	—	—	—	—
Acquired with deteriorated credit quality	339,286	100,220	—	—	—

Total loans	$2,446,111	$1,248,471	$788,389	$692,812	$761,382

Allowance for loan and leases losses (ALLL) breakdown:
Originated loans
Individually evaluated for impairment	$96	$1,187	$3,714	$4,363	$6,488
Collectively evaluated for impairment	17,103	13,208	9,066	10,274	6,591

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Acquired loans through business acquisitions - non-impaired
Individually evaluated for impairment	—	53	—	—	—
Collectively evaluated for impairment	1,410	—	—	—	—
Seasoned SFR mortgage loan pools - non-impaired	—	—	—	—	—
Acquired with deteriorated credit quality	196	—	—	—	—

Total ALLL	$18,805	$14,448	$12,780	$14,637	$13,079

Discount on Purchased/Acquired Loans:
Acquired loans through business acquisitions - non-impaired	$8,354	$3,019	$—	$—	$—
Seasoned SFR mortgage loan pools - non-impaired	38,240	—	—	—	—
Acquired with deteriorated credit quality	105,650	51,572	—	—	—

Total Discount	$152,244	$54,591	$—	$—	$—

Ratios:
To originated loans:
Individually evaluated for impairment	0.57%	4.11%	13.49%	8.74%	12.76%
Collectively evaluated for impairment	1.46%	1.48%	1.19%	1.60%	0.93%
Total ALLL	1.45%	1.56%	1.62%	2.11%	1.72%
To originated and acquired non-impaired loans:
Individually evaluated for impairment	0.51%	3.70%	13.49%	8.74%	12.76%
Collectively evaluated for impairment	1.13%	1.18%	1.19%	1.60%	0.93%
Total ALLL	1.12%	1.26%	1.62%	2.11%	1.72%
Total ALLL and discount (1)	1.63%	1.52%	1.62%	2.11%	1.72%
To total loans:
Individually evaluated for impairment	0.51%	3.70%	13.49%	8.74%	12.76%
Collectively evaluated for impairment	0.89%	1.18%	1.19%	1.60%	0.93%
Total ALLL	0.77%	1.16%	1.62%	2.11%	1.72%
Total ALLL and discount (1)	6.99%	5.53%	1.62%	2.11%	1.72%

(1)	Total ALLL plus discount divided by carrying value

Servicing Rights

Total mortgage and SBA servicing rights were $13.9 million and $2.3 million at December 31, 2013 and 2012, respectively. The fair value of the mortgage servicing rights (MSRs) amounted to $13.5 million and $1.7 million and the amortized cost of the SBA servicing rights was $348 thousand and $539 thousand at December 31, 2013 and 2012, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans. A significant portion of SBA servicing rights were acquired as part of the Beach and Gateway acquisitions. The aggregate fair value of the servicing rights at the respective acquisition dates was $2.1 million. The principal balance of the loans underlying our total MSRs and SBA servicing rights was $1.37 billion and $20.0 million, respectively, at December 31, 2013 and $211.4 million and $45.2 million, respectively, at December 31, 2012. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 1.00 percent and 1.74 percent, respectively, at December 31, 2013 as compared to 0.82 percent and 1.22 percent, respectively, at December 31, 2012.

Other Real Estate Owned

Other real estate owned (OREO) decreased $4.5 million to none at December 31, 2013. The decrease in OREO primarily relates to $6.8 million in OREO property sales partially offset by $229 thousand in new foreclosures and a $2.1 million reduction in the OREO valuation allowance.

Premises and equipment, net

Premises and equipment, net of accumulated depreciation, increased $50.1 million to $66.3 million at December 31, 2013 from $16.1 million at December 31, 2012. The increase was primarily due to a building purchase of $40.0 million, premises and equipment acquired as part of the acquisition of PBOC, and improvements in computer and hardware equipment, partially offset by a sale of eight branches to AWB.

During the year ended December 31, 2013, the Company purchased a certain improved real property office complex located at 1588 South Coast Drive, Costa Mesa, California (the Property) at a purchase price of approximately $40.0 million. The Property will be used for the Company’s main office in the future following the completion of certain renovation and construction projects.

On October 4, 2013, the Company completed the branch sale transaction of eight branch locations with AmercianWest Bank, a Washington state chartered bank. The transaction included net book values of $1.2 million of land and improvement, $1.2 million buildings, $402 thousand furniture, fixtures and equipment, and $348 thousand leasehold improvement as of the transaction date.

The Company recognized depreciation expense of $4.3 million, $1.7 million and $650 thousand for years ended December 31, 2013, 2012, and 2011, respectively.

Goodwill and other intangible assets

Goodwill and other intangible assets were $42.3 million and $12.5 million at December 31, 2013 and 2012, respectively. The increase in goodwill relates to the acquisitions of PBOC and CS Financial, and represents the excess of consideration paid over the fair value of the net assets acquired at the acquisition date, as discussed in Note 2—Notes to the Consolidated Financial Statements—“Business Combination”. Other intangible assets relate to the acquisitions and are comprised of core deposit intangibles (CDI) of $15.4 million at December 31, 2013. The Company wrote off a portion of CDI on the savings deposits acquired through the Gateway acquisition due to the remaining deposit balances being lower than forecasted. The Company wrote off all remaining trade name intangible assets of Beach, Gateway and PBOC totaling $976 thousand due to the merger of the Company’s two banking subsidiaries into a single bank during the year ended December 31, 2013. CDI are being amortized over their useful lives ranging from 4 to 7 years. Total amortization of other intangible assets was $2.7 million and the Company recognized total impairment on intangible assets of $1.1 million from the respective acquisition dates through December 31, 2013

Deposits

Total deposits increased by $1.61 billion, or 123.4 percent, to $2.92 billion at December 31, 2013 from $1.31 billion at December 31, 2012. The increase is mainly due to $561.7 million of deposits acquired through the PBOC acquisition and $1.37 billion deposits generated through strategic plans aiming to increase core deposits by launching interest-bearing core deposit products with enhanced features to attract high net worth depositors in the Company’s target markets while reducing the reliance on time deposits, which also resulted in a $174.6 million decrease in time deposits, partially offset by $464.3 million in deposits sold through the branch sale transaction with AWB.

As of December 31, 2013, the Bank had brokered deposits of $350.0 million, which represented 9.7 percent of total assets. The Bank has an asset/liability management policy that limits brokered deposit balances to no more than 45 percent of total assets, with an operating target of less than 20 percent of total assets. The following table presents the composition of deposits as of December 31, 2013 and 2012:

	As of December 31,		Change
	2013	2012	Amount	Percentage
	(In thousands)
Noninterest-bearing deposits	$429,158	$194,662	$234,496	120.5%
Interest-bearing demand deposits	539,098	15,111	523,987	3467.6%
Money market accounts	518,696	294,804	223,892	75.9%
Savings accounts	963,536	159,055	804,481	505.8%
Time deposits under $100,000	27,921	153,066	(125,145)	-81.8%
Time deposits of $100,000 or more	440,235	489,644	(49,409)	-10.1%

Total interest-bearing deposits	$2,918,644	$1,306,342	$1,612,302	123.4%

The following table presents the scheduled maturities of time deposits as of December 31, 2013:

	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
	(In thousands)
Time deposits under $100,000	$7,280	$5,418	$7,952	$7,271	$27,921
Time deposits of $100,000 or more	77,683	42,374	133,266	186,912	440,235

Total time deposits	$84,963	$47,792	$141,218	$194,183	$468,156

Federal Home Loan Bank Advances

FHLB advances were $250.0 million at December 31, 2013 as compared to $75.0 million at December 31, 2012. The $175.0 million increase was used as a source of funding for the origination of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing and providing additional liquidity to subsidize the liquidity short-fall from sales of branches that included $464.3 million deposits. The outstanding balance of FHLB advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding. At December 31, 2013, $25.0 million of the Bank’s advances from the FHLB were fixed and had interest rates ranging from 0.59 percent to 0.82 percent with a weighted average rate of 0.73 percent. At December 31, 2013, $225.0 million of the Bank’s advances from the FHLB were variable and had a weighted average interest rate of 0.06 percent as of that date. At December 31, 2012, $63.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.28 percent to 0.82 percent with a weighted average rate of 0.47 percent and $12.0 million of Bank’s advances from the FHLB advances were variable-rate and had a weighted average interest rate of 0.28 percent. The contractual maturities by year of the Bank’s advances were as follows at year end:

	2014	2015	2016	2017	2018 and after	Total
	(In thousands)
Fixed rate	$10,000	$15,000	$—	$—	$—	$25,000
Variable rate	225,000	—	—	—	—	225,000

Total FHLB advances	$235,000	$15,000	$—	$—	$—	$250,000

Each advance is payable at its maturity date. Advances totaling $235.0 million matured in January 2014. Advances paid early are subject to a prepayment penalty. At December 31, 2013 and 2012, the Bank’s advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $740.1 million and $458.9 million, respectively, and the Bank’s investment of capital stock of the FHLB of San

Francisco totaled $14.4 million and $8.4 million, respectively. Based on this collateral and the Bank’s holding of FHLB stocks, the Bank was eligible to borrow and additional $322.9 million at December 31, 2013. In addition, the Bank had available lines of credit with the Federal Reserve Bank totaling $80.8 million at December 31, 2013.

The following table presents financial data of FHLB advances:

	For the year ended December 31,
	2013	2012	2011
	($ in thousands)
Weighted-average interest rate at end of year	0.13%	0.44%	1.79%
Average interest rate during the year	0.36%	0.64%	2.63%
Average balance	$74,712	$54,030	$39,918
Maximum amount outstanding at any month-end	$250,000	$100,000	$70,000
Balance at end of the year	$250,000	$75,000	$20,000

Long Term Debt

On April 23, 2012, the Company completed the public offering of $33.0 million aggregate principal amount of its 7.50 percent Senior Notes due April 15, 2020 at a price to the public of $25.00 per Senior Note. Net proceeds after discounts were approximately $31.7 million. The Senior Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the Base Indenture), as supplemented by the First Supplemental Indenture, dated as of April 23, 2012 (the Supplemental Indenture, and together with the Base Indenture, the Indenture), between the Company and U.S. Bank National Association, as trustee.

On December 6, 2012, the Company completed the issuance and sale of an additional $45.0 million aggregate principal amount of the Senior Notes at a price to the public of $25.00 per Senior Note, plus accrued interest from October 15, 2012. Net proceeds after discounts, including a full exercise of the $6.8 million underwriters’ overallotment option on December 7, 2012, were approximately $50.1 million.

The Senior Notes are the Company’s senior unsecured debt obligations and rank equally with all of the Company’s other present and future unsecured unsubordinated obligations. The Senior Notes bear interest at a per-annum rate of 7.50 percent. The Company makes interest payments on the Senior Notes quarterly in arrears.

The Senior Notes will mature on April 15, 2020. However, the Company may, at the Company’s option, on April 15, 2015, or on any scheduled interest payment date thereafter, redeem the Senior Notes in whole or in part on not less than 30 nor more than 60 days prior notice. The Senior Notes will be redeemable at a redemption price equal to 100 percent of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to the date of redemption.

The Indenture contains several covenants which, among other things, restrict the Company’s ability and the ability of the Company’s subsidiaries to dispose of or incur liens on the voting stock of certain subsidiaries and also contains customary events of default.

Reserve for Loss on Repurchased Loans

Reserve for loss reimbursements on sold loans was $5.4 million and $3.5 million at December 31, 2013 and 2012, respectively. This reserve relates to our single family mortgage business. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. We maintain a reserve for loss reimbursements on sold loans to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The representation and warranty reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demands for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors. Provisions added to the reserve for loss reimbursements on sold loans are recorded under non-interest expense in the consolidated statements of operations as an increase or decrease to provision for loss reimbursements on loans sold.

The following table presents a summary of activity in the reserve for loss reimbursements on sold loans for the periods indicated:

	For the year ended December 31,
	2013	2012
	(In thousands)
Balance at beginning of year	$3,485	$—
Acquired in business combinations	314	3,254
Provision for loan repurchases	2,383	256
Payments made for loss reimbursement on sold loans	(755)	(25)

Balance at end of year	$5,427	$3,485

Shareholders’ Equity

Total shareholders’ equity increased by $136.1 million, or 72.1 percent to $324.9 million at December 31, 2013 from $188.8 million at December 31, 2012. The increase was due mainly to the issuance of common stock of $99.3 million, the issuance of preferred stock of $37.9 million, preferred stock assumed through business acquisition of $10.0 million, partially offset by cash dividends for common stock of $6.7 million and cash dividends for preferred stock of $2.2 million. For additional information, see Note 18 of the notes to consolidated financial statements contained in Item 8 of this report.

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

The Bank’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes FHLB advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered certificates of deposit. Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. Agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet their ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities.

At December 31, 2013, there were $97.0 million of approved loan origination commitments, $272.1 million of unused lines of credit and $6.3 million of outstanding letters of credit. Certificates of deposit maturing in the next 12 months totaled $274.0 million and $235.0 million of FHLB advances had maturities of less than 12 months at December 31, 2013.

Based on the competitive deposit rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank, although no assurance can be given in this regard. At December 31, 2013, the Company maintained $110.1 million of cash and cash equivalents that was 3.0 percent to total assets. In addition, the Bank had the ability at December 31, 2013 to borrow an additional $322.9 million from the FHLB and $80.8 million from the Federal Reserve Bank. The Bank intends to replace these advances with new borrowings from the FHLB, Federal Reserve Bank or deposits, as and to the extent needed and depending on market conditions.

Commitments

The following tables presents information as of December 31, 2013 regarding the Company’s commitments and contractual obligations:

	Commitments and Contractual Obligations
	Total Amount Committed	Less Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
	(In thousands)
Commitments to extend credit	$97,038	$44,493	$36,043	$5,554	$10,948
Unused lines of credit	272,072	144,940	34,580	52,249	40,303
Standby letters of credit	6,299	5,521	—	—	778

Total commitments	$375,409	$194,954	$70,623	$57,803	$52,029

FHLB advances	$250,000	$235,000	$15,000	$—	$—
Long-term debt	124,741	6,356	12,713	12,713	92,959
Operating and capital lease obligations	38,320	9,650	16,262	8,567	3,841
Maturing certificates of deposit	468,156	273,973	140,771	53,219	193

Total contractual obligations	$881,217	$524,979	$184,746	$74,499	$96,993

Regulatory Capital

Federal bank regulatory agencies currently require bank holding companies such as the Company to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. In addition to the risk-based guidelines, federal bank regulatory agencies currently require bank holding companies to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 4.0 percent. In order to be considered “well capitalized,” federal bank regulatory agencies currently require depository institutions such as the Bank to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 10.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0 percent. In addition to the risk-based guidelines, the federal bank regulatory agencies require depository institutions to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 5.0 percent.

The following table presents the capital amounts and ratios for the Company and the Bank as of December 31, 2013 and for the Company, the Bank (then known as Pacific Trust Bank), and PBOC (then known as Beach Business Bank) as of December 31, 2012. Effective October 11, 2013, Pacific Trust Bank and PBOC were merged to form the Bank:

	Amount Amount	Ratio	Minimum Capital Requirements Amount	Ratio	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions Amount	Ratio
	($ in thousands)
December 31, 2013:
Banc of California, Inc.
Total risk-based capital ratio	$307,457	12.45%	$197,503	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	281,786	11.41%	98,752	4.00%	N/A	N/A
Tier 1 leverage ratio	281,786	8.02%	140,463	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$360,634	14.65%	$196,998	8.00%	$246,247	10.00%
Tier 1 risk-based capital ratio	334,963	13.60%	98,499	4.00%	147,748	6.00%
Tier 1 leverage ratio	334,963	9.58%	139,874	4.00%	174,842	5.00%

December 31, 2012:
Banc of California, Inc.
Total risk-based capital ratio	$184,439	15.50%	$95,170	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	169,498	14.25%	47,585	4.00%	N/A	N/A
Tier 1 leverage ratio	169,498	10.15%	66,786	4.00%	N/A	N/A
Pacific Trust Bank
Total risk-based capital ratio	$163,647	17.59%	$74,410	8.00%	$93,012	10.00%
Tier 1 risk-based capital ratio	151,948	16.34%	37,205	4.00%	55,807	6.00%
Tier 1 leverage ratio	151,948	11.16%	54,485	4.00%	68,106	5.00%
Beach Business Bank
Total risk-based capital ratio	$36,886	15.09%	$19,551	8.00%	$24,439	10.00%
Tier 1 risk-based capital ratio	35,983	14.72%	9,776	4.00%	14,664	6.00%
Tier 1 leverage ratio	35,983	11.96%	12,036	4.00%	15,045	5.00%
Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Company and the Bank will be subject to new capital regulations adopted by the FRB and the OCC. See “Item 1. Business—Regulation and Supervision-New Capital Rules.”

The Company’s management is currently evaluating the provisions of the new capital rules and their expected impact on the Company.

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

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	Originating and purchasing adjustable-rate mortgage loans,

•	Originating shorter-term consumer loans,

•	Acquiring short duration securities for the investment portfolio,

•	Managing our deposits to establish stable deposit relationships,

•	Using FHLB advances and/or certain derivatives such as swaps to align maturities and repricing terms, and

•	Attempting to limit the percentage of fixed-rate loans in our portfolio.

At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the asset and liability management committee may determine to increase the Company’s interest rate risk position within the asset liability tolerance set by the Bank’s policies.

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

The following table presents the projected change in the Bank’s net portfolio value at December 31, 2013 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change.

	As of December 31, 2013
	Economic Value of Equity			Net Interest Income
Change in Interest Rates in Basis Points (bp)	Amount	Amount Change	Percent Change	Amount	Amount Change	Percent Change
	($ in thousands)
+100 bp	$391,616	(22,165)	-5.36%	$105,886	616	0.58%
0 bp	413,781			105,270
-100 bp	430,955	17,174	4.15%	101,903	(3,368)	-3.20%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities

The table reflects certain assumptions relating to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

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

Item 8. Financial Statements and Supplementary Data

BANC OF CALIFORNIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPOPRTING

The management of BANC OF CALIFORNIA, INC. (the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on that assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework (1992).

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm.

/s/ Steven A. Sugarman	/s/ Ronald J. Nicolas, Jr.
Steven A. Sugarman President and Chief Executive Officer	Ronald J. Nicolas, Jr. Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Banc of California, Inc.:

We have audited the accompanying consolidated statements of financial condition of Banc of California, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banc of California, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years ended in the two-year period December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Banc of California, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Irvine, California

March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

BANC OF CALIFORNIA, INC.

Irvine, California

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows of Banc of California, Inc., formerly known as First PacTrust Bancorp, Inc., (“the Company”) for the year ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/    Crowe Horwath LLP

Crowe Horwath LLP

Costa Mesa, California

March 30, 2012

BANC OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2013 and 2012

(Amounts in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Cash and due from banks	$4,937	$8,254
Interest-bearing deposits	105,181	100,389

Total cash and cash equivalents	110,118	108,643
Time deposits in financial institutions	1,846	5,027
Securities available for sale, at fair value	170,022	121,419
Loans held for sale, carried at fair value	192,613	113,158
Loans held for sale, carried at lower of cost or fair value	524,120	—
Loans and leases receivable, net of allowance of $18,805 at December 31, 2013 and $14,448 at December 31, 2012	2,427,306	1,234,023
Federal Home Loan Bank and other bank stock, at cost	22,600	8,842
Servicing rights, net ($13,535 measured at fair value at December 31, 2013 and $1,739 at December 31, 2012)	13,883	2,278
Accrued interest receivable	10,866	5,002
Other real estate owned, net	—	4,527
Premises, equipment, and capital leases, net	66,260	16,147
Bank-owned life insurance	18,881	18,704
Deferred income tax, net	—	7,572
Goodwill	30,143	7,048
Affordable housing fund investment	5,628	6,197
Income tax receivable	2,995	5,545
Other intangible assets, net	12,152	5,474
Other assets	18,590	13,096

Total assets	$3,628,023	$1,682,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$429,158	$194,662
Interest-bearing deposits	2,489,486	1,111,680

Total deposits	2,918,644	1,306,342
Advances from Federal Home Loan Bank	250,000	75,000
Notes payable, net	82,320	81,935
Reserve for loss on repurchased loans	5,427	3,485
Accrued expenses and other liabilities	46,763	27,183

Total liabilities	3,303,154	1,493,945
Commitments and contingent liabilities
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized:
Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 32,000 shares authorized, 32,000 shares issued and outstanding at December 31, 2013 and December 31, 2012	31,934	31,934
Series B, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 10,000 shares authorized, 10,000 shares issued and outstanding at December 31, 2013 and 0 shares issued and outstanding at December 31, 2012	10,000	—
Series C, 8.00% non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 40,250 shares authorized, 40,250 shares issued and outstanding at December 31, 2013 and 0 shares issued and outstanding at December 31, 2012	37,943	—
Common stock, $.01 par value per share, 196,863,844 shares authorized; 20,959,286 shares issued and 19,561,469 shares outstanding at December 31, 2013; 12,013,717 shares issued and 10,780,427 shares outstanding at December 31, 2012	210	120
Class B non-voting non-convertible Common stock, $.01 par value per share, 3,136,156 shares authorized; 584,674 shares issued and outstanding at December 31, 2013 and 1,112,188 shares issued and outstanding at December 31, 2012	6	11
Additional paid-in capital	256,306	154,563
Retained earnings	16,981	26,550
Treasury stock, at cost (1,397,817 shares at December 31, 2013 and 1,233,290 shares at December 31, 2012)	(27,911)	(25,818)
Accumulated other comprehensive income (loss), net	(600)	1,397

Total shareholders’ equity	324,869	188,757

Total liabilities and shareholders’ equity	$3,628,023	$1,682,702

See accompanying notes to consolidated financial statements

BANC OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2013, 2012, and 2011

(Amounts in thousands, except share and per share data)

	Year ended December 31,
	2013	2012	2011
Interest and dividend income
Loans, including fees	$116,673	$51,942	$30,997
Securities	2,632	2,736	3,963
Dividends and other interest-earning assets	1,206	353	217

Total interest and dividend income	120,511	55,031	35,177
Interest expense
Deposits	16,051	5,960	4,989
Federal Home Loan Bank advances	269	348	1,048
Notes payable and other interest-bearing liabilities	6,962	2,171	—

Total interest expense	23,282	8,479	6,037

Net interest income	97,229	46,552	29,140
Provision for loan and lease losses	7,963	5,500	5,388

Net interest income after provision for loan and lease losses	89,266	41,052	23,752
Noninterest income
Customer service fees	1,942	1,883	1,473
Loan servicing income	2,049	92	—
Income from bank owned life insurance	177	253	300
Net gain (loss) on sales of securities available for sale	331	(83)	2,888
Net gain on sale of loans	8,700	1,106	—
Net gain on mortgage banking activities	67,890	21,310	—
Gain on sale of branches	12,104	—	—
Bargain purchase gain	—	11,627	—
Other income	3,550	431	252

Total noninterest income	96,743	36,619	4,913
Noninterest expense
Salaries and employee benefits	110,687	41,891	13,914
Occupancy and equipment	19,662	7,902	2,848
Professional fees	13,864	7,888	2,121
Data processing	4,710	3,011	1,345
Advertising	4,361	1,046	477
Regulatory assessments	2,535	1,519	1,513
Loan servicing and foreclosure expense	905	980	1,282
Operating loss on equity investment	569	364	313
Valuation allowance for other real estate owned	97	703	4,843
Net (gain) loss on sales of other real estate owned	(464)	(464)	760
Provision for loan repurchases	2,383	256	—
Amortization of intangible assets	2,651	696	—
Impairment on intangible assets	1,061	—	—
All other expense	15,649	5,768	2,273

Total noninterest expense	178,670	71,560	31,689

Income (loss) before income taxes	7,339	6,111	(3,024)
Income tax expense (benefit)	7,260	115	(296)

Net income (loss)	79	5,996	(2,728)
Preferred stock dividends	2,185	1,359	534

Net income (loss) available to common shareholders	$(2,106)	$4,637	$(3,262)

Basic earnings (loss) per common share	$(0.14)	$0.40	$(0.31)
Diluted earnings (loss) per common share	$(0.14)	$0.40	$(0.31)
Basic earnings (loss) per class B common share	$(0.14)	$0.40	$(0.31)
Diluted earnings (loss) per class B common share	$(0.14)	$0.40	$(0.31)

See accompanying notes to consolidated financial statements

BANC OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2013, 2012, and 2011

(Amounts in thousands)

	Year ended December 31,
	2013	2012	2011
Net income (loss)	$79	$5,996	$(2,728)

Unrealized (loss) gain on available-for-sale securities:
Unrealized gain (loss) arising during the period, net of tax (expense) benefit of none, none and $1,285, respectively	(1,892)	2,253	(1,838)
Reclassification adjustment for (gain) loss included in net income, net of tax (expense) benefit of none, none and $1,188, respectively	(331)	83	(1,700)

Total change in unrealized loss (gain) on available-for-sale securities	(2,223)	2,336	(3,538)
Unrealized gain on cash flow hedge
Unrealized gain arising during the period, net of tax (expense) benefit of none, none and none, respectively	226	—	—

Total change in unrealized gain on cash flow hedge	226	—	—

Total other comprehensive (loss) income, net of tax	(1,997)	2,336	(3,538)

Comprehensive income (loss)	$(1,918)	$8,332	$(6,266)

See accompanying notes to consolidated financial statements

BANC OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

	Preferred Stock			Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Accumulated Other Comprehensive Income (Loss)	Total
	Series A	Series B	Series C	Class A	Class B
Balance at December 31, 2010	$—	$—	$—	$99	$10	$123,170	$35,773	$(25,135)	$(507)	$2,599	$136,009
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(2,728)	—	—	—	(2,728)
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	(3,538)	(3,538)
Forfeiture and retirement of common stock	—	—	—	—	—	13	—	(13)	—	—	—
Stock option compensation expense	—	—	—	—	—	816	—	—	—	—	816
ESOP forfeitures used to reduce ESOP contribution	—	—	—	—	—	7	—	—	—	—	7
Stock awards earned	—	—	—	—	—	412	—	—	—	—	412
Issuance of stock awards	—	—	—	—	—	(611)	—	107	—	—	(504)
Purchase of 5,224 shares of treasury stock	—	—	—	—	—	—	—	(55)	—	—	(55)
ESOP shares earned	—	—	—	—	—	98	—	—	507	—	605
Tax loss of restricted share awards vesting	—	—	—	—	—	(4)	—	—	—	—	(4)
Issuance of common stock	—	—	—	18	1	27,028	—	—	—	—	27,047
Dividends declared ($0.45 per common share)	—	—	—	—	—	516	(4,888)	—	—	—	(4,372)
Repurchase of warrants—TARP	—	—	—	—	—	(1,003)	—	—	—	—	(1,003)
Tax effect of ESOP	—	—	—	—	—	256	—	—	—	—	256
Tax effect of options redeemed	—	—	—	—	—	147	—	—	—	—	147
Reissuance of ESOP shares	—	—	—	—	—	(59)	—	59	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(534)	—	—	—	(534)
Issuance of 32,000 shares of preferred stock, net of issuance cost of $66	31,934	—	—	—	—	—	—	—	—	—	31,934

Balance at December 31, 2011	31,934	—	—	117	11	150,786	27,623	(25,037)	—	(939)	184,495
Comprehensive income (loss):
Net income	—	—	—	—	—	—	5,996	—	—	—	5,996
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	2,336	2,336
Forfeiture and retirement of shares of common stock	—	—	—	—	—	187	—	(216)	—	—	(29)
Stock option compensation expense	—	—	—	—	—	495	—	—	—	—	495
Stock awards earned	—	—	—	—	—	1,180	—	—	—	—	1,180
Severance payment	—	—	—	—	—	(129)	—	—	—	—	(129)
Purchase of 42,895 shares of treasury stock	—	—	—	—	—	—	—	(565)	—	—	(565)
Dividends declared ($0.48 per common share)	—	—	—	3	—	1,052	(5,710)	—	—	—	(4,655)
Preferred stock dividends	—	—	—	—	—	—	(1,359)	—	—	—	(1,359)
Tax loss of restricted share awards vesting	—	—	—	—	—	(17)	—	—	—	—	(17)
Warrants issued with Beach Business Bank purchase	—	—	—	—	—	1,009	—	—	—	—	1,009

Balance at December 31, 2012	$31,934	$—	$—	$120	$11	$154,563	$26,550	$(25,818)	$—	$1,397	$188,757

	Preferred Stock			Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned ESOP	Accumulated Other Comprehensive Income (Loss)	Total
	Series A	Series B	Series C	Class A	Class B
Balance at December 31, 2012	$31,934	$—	$—	$120	$11	$154,563	$26,550	$(25,818)	$—	$1,397	$188,757
Net income	—	—	—	—	—	—	79	—	—	—	79
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	(1,997)	(1,997)
Issuance of common stock	—	—	—	90	(5)	99,261	—	—	—	—	99,346
Issuance of preferred stock	—	—	37,943	—	—	—	—	—	—	—	37,943
Preferred stock assumed through business acquisition	—	10,000	—	—	—	—	—	—	—	—	10,000
Replacement stock option expense related to business acquisition	—	—	—	—	—	9	—	—	—	—	9
Exercise of stock options	—	—	—	—	—	540	—	—	—	—	540
Forfeiture and retirement of restricted stock	—	—	—	—	—	311	—	(270)	—	—	41
Purchase of 377,517 shares of treasury stock	—	—	—	—	—	—	—	(5,046)	—	—	(5,046)
Issuance of stock awards from treasury stock	—	—	—	—	—	(3,223)	—	3,223	—	—	—
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	519	(727)	—	—	—	(208)
Stock option compensation expense	—	—	—	—	—	582	—	—	—	—	582
Restricted stock compensation expense	—	—	—	—	—	2,311	—	—	—	—	2,311
Conversion of stock appreciation rights to stock options						1,433					1,433
Dividends declared ($0.48 per common share)	—	—	—	—	—	—	(6,736)	—	—	—	(6,736)
Preferred stock dividends	—	—	—	—	—	—	(2,185)	—	—	—	(2,185)

Balance at December 31, 2013	$31,934	$10,000	$37,943	$210	$6	$256,306	$16,981	$(27,911)	$—	$(600)	$324,869

See accompanying notes to consolidated financial statements

BANC OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2013, 2012, and 2011

(Amounts in thousands, except share and per share data)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$79	$5,996	$(2,728)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Provision for loan losses	7,963	5,500	5,388
Bargain purchase gain	—	(11,627)	—
Provision for loan repurchases	2,383	256	—
Net gain on mortgage banking activities	(67,890)	(21,310)	—
Gain on sale of loans	(8,700)	(1,106)	—
Net amortization (accretion) of securities	1,742	1,430	(333)
Depreciation on premises and equipment	4,283	1,714	650
Amortization of intangibles	2,651	696	—
Amortization of debt issuance cost	385	135	—
Employee stock ownership plan compensation expense	—	—	605
Stock option compensation expense	582	495	816
Stock award compensation expense	2,311	1,188	412
Replacement stock options expense related to business acquisition	9	—	—
Stock appreciation right expense	1,072	—	—
Bank owned life insurance income	(177)	(253)	(300)
Operating loss on equity investment	569	364	313
Impairment of intangible assets	1,061	—	—
Net (gain) loss on sale of securities available for sale	(331)	83	(2,888)
(Gain) loss on sale of other real estate owned	(464)	(464)	760
Gain on sale of branches	(12,104)	—	—
Gain on sale of property and equipment	—	(412)	—
Deferred income tax (benefit) expense	7,573	100	1,949
Increase in valuation allowances on other real estate owned	97	703	4,843
Originations of loans held for sale from mortgage banking	(1,942,622)	(515,327)	—
Originations of other loans held for sale	(441,969)	—	—
Proceeds from sales of loans held for sale from mortgage banking	1,916,746	495,796	—
Proceeds from sales of other loans held for sale	107,222	—	—
Change in deferred loan (costs) fees	(248)	662	715
Amortization of premiums and discounts on purchased loans	(20,304)	(2,218)	(1,685)
Change in accrued interest receivable	(5,865)	(322)	(38)
Change in other assets	3,110	4,610	304
Change in accrued interest payable and other liabilities	5,347	346	4,855

Net cash provided by (used) in operating activities	(435,489)	(32,965)	13,638
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	127,298	11,940	62,823
Proceeds from maturities and calls of securities available-for-sale	12,606	52,287	5,000
Proceeds from principal repayments of securities available-for-sale	98,287	—	21,355
Net cash acquired through acquisitions	5,644	43,671	—
Net cash used in branch sale	(448,891)	—	—
Funding of equity investment	—	(624)	—
Purchases of securities available-for-sale	(71,129)	(77,697)	(128,975)
Purchase of interest bearing deposits	—	(353)	—
Loan originations and principal collections, net	(385,272)	(159,105)	(75,307)
Purchase of loans	(857,733)	(96,917)	(58,027)
Redemption of Federal Home Loan Bank stock	25	702	1,351
Purchase of Federal Home Loan Bank and Other Bank Stocks	(13,783)	—	—
Proceeds from sale of loans held for investment	276,516	79,307	—
Net change in time deposits in financial institutions	3,181	—	—
Proceeds from sale of other real estate owned	5,123	13,789	9,069
Proceeds from sale of buildings and equipment	—	1,324	—

	Year ended December 31,
	2013	2012	2011
Additions to premises and equipment	(54,965)	(6,151)	(4,891)
Payments of capital lease obligations	(389)	(54)	—

Net cash used in investing activities	(1,303,482)	(137,881)	(167,602)
Cash flows from financing activities:
Net increase in deposits	1,514,930	105,692	140,026
Repayments of Federal Home Loan Bank advances	(5,704,699)	(20,000)	(55,000)
Proceeds from Federal Home Loan Bank advances	5,837,866	75,000	—
Net proceeds from issuance of common stock	67,792	—	26,542
Net proceeds from issuance of preferred stock	37,943	(7)	31,935
Net proceeds from issuance of long term debt	—	81,800	—
Payments for debt issuance costs	—	(1,517)	—
Net proceeds from other borrowings	—	642	—
Purchase of treasury stock	(5,005)	(565)	(55)
Redemption/issuance of warrants	—	—	(1,003)
Proceeds from exercise of stock options	540	—	—
Tax benefit (expense) from restricted stock vesting	—	(17)	(4)
Tax effect of ESOP	—	—	256
Tax effect of options redeemed	—	—	147
ESOP forfeitures to reduce ESOP contribution	—	—	7
Dividends paid on preferred stock	(2,185)	(1,359)	(534)
Dividends paid on common stock	(6,736)	(4,655)	(2,978)

Net cash provided by financing activities	1,740,446	235,014	139,339

Net change in cash and cash equivalents	1,475	64,168	(14,625)
Cash and cash equivalents at beginning of year	108,643	44,475	59,100

Cash and cash equivalents at end of year	$110,118	$108,643	$44,475

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$23,277	$7,606	$6,045
Income taxes paid	—	—	950
Supplemental disclosure of noncash activities
Transfer from loans to other real estate owned, net	$—	$3,863	$22,802
Transfer of loans receivable to loans held for, net of transfer of $1,443 from allowance for loan and lease losses	$181,360	—	—
Equipment acquired under capital leases	2,675	532	—
Conversion of stock appreciation rights to stock options	1,433	—	—

See accompanying notes to consolidated financial statements

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of Banc of California, Inc. (the Company, we, us and our) and its wholly owned subsidiaries, Banc of California, National Association (the Bank), the Palisades Group, LLC (the Palisades Group), and PTB Property Holdings, LLC, as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011, except that the accounts of the Palisades Group were not included in amounts prior to September 10, 2013. All intercompany transactions and balances are eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries.

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

The Bank is engaged in the business of retail banking, with operations conducted through 15 banking offices as of December 31, 2013, serving San Diego, Los Angeles, and Orange counties, California and 68 producing loan production offices in California, Arizona, Oregon, Montana, Virginia and Washington as of December 31, 2013. As of December 31, 2013, single family residential (SFR) mortgage loans and Green loans (SFR mortgage lines of credit) accounted for approximately 46.6 percent and 6.3 percent, respectively, of the Company’s loan and lease portfolio, with a high percentage of such loans concentrated in Southern California. The customer’s ability to repay their loans or leases is dependent on the real estate market and general economic conditions in the area.

The accounting and reporting polices of the Company are based upon U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. Significant accounting policies followed by the Company are presented below.

Segment Information and Disclosures. Generally Accepted Accounting Principles establish standards to report information about operating segments in annual financial statements and require reporting of selected information about operating segments in interim reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Through its branch network and lending offices, the Company provides a broad range of financial services to individuals and companies located primarily in Southern California. These services include demand, time and savings deposits; and commercial and industrial, real estate and consumer lending. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we consider all of our operations to be aggregated in one reportable operating segment.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan and lease losses, reserve for loss reimbursements on sold loans, servicing rights, other real estate owned, realization of deferred tax assets, goodwill, other intangible assets, mortgage banking derivatives, purchased credit impaired

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

loan discount accretion fair value of assets and liabilities acquired in business combinations, fair value estimate of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.

Cash and cash equivalents: Cash and cash equivalents include cash on hand, deposits with other financial institutions with original maturities under 90 days, and daily federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased, including overnight borrowings with the Federal Home Loan Bank.

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

Accreted discounts and amortized premiums are included in interest income using the level yield method, and realized gains or losses from sales of securities are calculated using the specific identification method.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic conditions warrant such an evaluation. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards Accounting Standards Codification (ASC) 320, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

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

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

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

Investments in Affordable Housing Partnerships: The Company has invested in two limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the State of California and other states. The Company’s ownership in each limited partnership varies from 8 percent to 19 percent. At December 31, 2013 and 2012, the gross investments in these limited partnerships amounted to $5.6 million and $6.2 million, respectively, with original investment amount to be $9.5 million. The unfunded portion was $2.2 million at December 31, 2013. The two limited partnerships invested in by the Company are accounted for using the equity method of accounting. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.

The approximate future federal and state tax credits to be generated over a multiple-year period are $5.6 million and $5.4 million at December 31, 2013 and 2012, respectively. The Company had an unused tax credit carryforward of $386 thousand related to 2013 and 2012. Investment amortization amounted to $569 thousand and $305 thousand for the years ended December 31, 2013 and December 31, 2012 respectively.

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

Concentration of Credit Risk: Most of the Company’s lending activity is with customers located within San Diego, Los Angeles, Orange and Riverside Counties, California. Therefore, the Company’s exposure to credit

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

risk is significantly affected by economic conditions in those areas. Our loans are concentrated geographically in the Southern California market place.

Allowance for Loan and Lease Losses: The allowance for loan and lease losses is maintained at a level considered adequate by management to provide for probable incurred credit losses. The allowance is increased by provisions charged against income, while loan and lease losses are charged against the allowance when management deems a loan balance to be uncollectible. Subsequent recoveries, if any, are credited to the allowance. The Company performs an analysis of the adequacy of the allowance at least on a quarterly basis. Management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans and leases that are individually classified as impaired. A loan or lease is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. The Company evaluates all impaired loans and leases individually under the guidance of ASC 310, Receivables, primarily through the evaluation of collateral values and cash flows. Loans and leases for which the terms have been modified and where the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired.

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

The general component of the allowance for loan and lease losses covers loans and leases that are not impaired and is determined by portfolio segment and is based on actual loss history experienced by the Company. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans and leases; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans and leases; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; effects of changes in credit concentrations and other factors. For 2012 and 2013, the Company used a three year historical loss look back for

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

determining the level of its allowance for loan and lease losses. Prior to this, the Company used a one year historical look back. This change was made to better reflect the economic cycle. Management uses available information to recognize loan and lease losses, however, future loan and lease loss provisions may be necessary based on changes in the above mentioned factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan and lease losses and may require the Bank to recognize additional provisions based on their judgment of information available to them at the time of their examination.

At December 31, 2013, the following portfolio segments have been identified: commercial and industrial—secured; commercial and industrial—unsecured; commercial real estate—retail; commercial real estate—office; commercial real estate—industrial; commercial real estate—hospitality; commercial real estate—acquisition and development; commercial real estate—condo conversion; commercial real estate—other; construction; SBA; leases; single family residence—1st trust deed (amortizing, interest only now amortizing, interest only, negative amortization, and Green Loans); single family residence—2nd trust deeds; other consumer. The Company categorizes loans and leases into risk categories based on relevant information about the ability of borrowers and lessees (also referred to as borrowers) to service their obligations such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans and leases individually by classifying the loans and leases as to credit risk. This analysis includes all loans and leases delinquent over 60 days and non-homogenous loans and leases such as commercial and commercial real estate loans. Classification of problem one-to-four family residential loans is performed on a monthly basis while analysis of non-homogenous loans is performed on a quarterly basis.

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Commercial business loans are also considered to have a greater degree of credit risk than one-to-four family residential mortgage loans due to the fact commercial business loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). SBA business loans are similar to commercial business loans, but have additional credit enhancement provided by the U.S. Small Business Administration, for up to 85 percent of the loan amount for loans up to $150,000 and 75 percent of the loan amount for loans of more than $150,000. Commercial equipment leases are also similar to commercial business loans in that the leases are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial equipment leases may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). Consumer and other real estate loans may entail greater risk than do one-to-four family residential mortgage loans given that collection of these loans is dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Green Loans are also considered to carry a higher degree of credit risk due to their unique cash flows. Credit risk on this asset class is also managed through the completion of regular re-appraisals of the underlying collateral and monitoring of the borrower’s usage of this account to determine if the borrower is making monthly payments from external sources or “drawdowns” on their line. In cases where the

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

property values have declined to levels less than the original loan-to-value, or other levels deemed prudent by the Company, the Company may curtail the line and/or require monthly payments or principal reductions to bring the loan in balance.

Impaired Assets: Federal regulations provide for the classification of loans, leases, and other assets, such as debt and equity securities considered to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. When an insured institution classifies problem assets as “loss,” it is required to charge off such amount. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by its primary regulator, which may order the establishment of additional general or specific loss allowances.

Troubled Debt Restructurings (TDR): a loan is identified as a troubled debt restructuring when a borrower is experiencing financial difficulties and for economic or legal reasons related to these difficulties, the Company grants a concession to the borrower in the restructuring that it would not otherwise consider. The Company has granted a concession when, as a result of the restructuring to a troubled borrower, it does not expect to collect all amounts due, including principal and/or interest accrued at the original terms of the loan. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a note split with principal forgiveness. A restructuring executed at an interest rate that is at market interest rates based on the current credit characteristics of the borrower is not a TDR.

The Bank includes in its classification of “Substandard Assets” loans and leases that are performing under terms of a TDR, but where the borrower has yet to make twelve or more payments under the TDR, and where the loan or lease remains impaired, as well as loans where the borrower is current in his or her payments on the subject loan but may be a guarantor on another loan that is classified as a result of weakness in the credit or collateral. TDR loans and leases that have continued to make payments for twelve months or more, but where the collateral remains impaired, retain a “Substandard” classification. As of December 31, 2013, the Bank had $1.4 million of loans and leases classified as “substandard” and TDR with less than twelve months of payment performance, and $5.2 million of TDR loans and leases classified as “substandard” with payment performance for more than twelve months.

Purchased Credit-Impaired Loans and Leases: The Company purchases loans and leases with and without evidence of credit quality deterioration since origination. Evidence of credit quality deterioration as of the purchase date may include statistics such as prior loan or lease modification history, updated borrower credit scores and updated loan or lease-to-value (LTV) ratios, some of which may not be immediately available as of the purchase date. Purchased loans and leases with evidence of credit quality deterioration where the Company estimates that it will not receive all contractual payments are accounted for as purchased credit impaired loans and leases (PCI loans and leases). The excess of the cash flows expected to be collected on PCI loans and leases, measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan or lease using a level yield methodology. The

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the non-accretable difference. PCI loans and leases that have similar risk characteristics, primarily credit risk, collateral type and interest rate risk, are pooled and accounted for as a single unit with a single composite interest rate and an aggregate expectation of cash flows.

Loans and leases that were acquired during 2012 in connection with the Beach and Gateway acquisitions and during 2013 in connection with the PBOC acquisition that were considered credit impaired were recorded at fair value at the acquisition date and the related allowance for loan and lease losses was not carried over to the Company’s allowance. Any losses on such loans and leases are charged against the non-accretable difference established in purchase accounting and are not reported as charge-offs until such non-accretable difference is fully utilized.

The Company estimates cash flows expected to be collected over the life of the loan or lease using management’s best estimate which is derived using current key assumptions such as default rates, loss severity and payment speeds. If, upon subsequent evaluation, the Company determines it is probable that the present value of the expected cash flows have decreased due to a deterioration of credit, the PCI loan or lease is considered further impaired which will result in a charge to the provision for loan and lease losses and a corresponding increase to a valuation allowance included in the allowance for loan and lease losses. If, upon subsequent evaluation, it is probable that there is an increase in the present value of the expected cash flows, the Company will reduce any remaining valuation allowance. If there is no remaining valuation allowance, the Company will recalculate the amount of accretable yield as the excess of the revised expected cash flows over the current carrying value resulting in a reclassification from non-accretable difference to accretable yield. The present value of the expected cash flows for PCI purchased loan pools is determined using the PCI loans’ effective interest rate, adjusted for changes in the PCI loans’ interest rate indexes. Adjustments in interest rate assumptions for variable rate loans do not impact the Company’s assessment of credit impairment. The present value of the expected cash flows for PCI loans and leases acquired through mergers with other banks includes, in addition to the above, an evaluation of the credit worthiness of the borrower. Loan and lease dispositions may include sales of loans and leases, receipt of payments in full from the borrower or foreclosure. Write-downs are not recorded on the PCI loan or lease pool until actual losses exceed the remaining non-accretable difference. To date, no write-downs have been recorded for the PCI loans and leases held by the Company.

Conforming Mortgage Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the fair value as of each balance sheet date, as determined by outstanding commitments from investors or what secondary markets are currently offering for portfolios with similar characteristics. The fair value includes the servicing value of the loans as well as any accrued interest. Mortgage loans held for sale are generally sold with servicing rights retained. Origination fees and costs are recognized in earnings at the time of origination for newly originated loans held for sale. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

The Company’s conforming mortgage loans held for sale at fair value are Government-sponsored enterprise (GSE) or Government-eligible at December 31, 2013. These loans are considered to have reliable market price information and the fair value of these loans at December 31, 2013 was based on quoted market prices of similar assets and included the value of loan servicing.

In scenarios of market disruptions, the current secondary market prices that are generally relied on to value GSE-eligible mortgage loans may not be readily available. In these circumstances, the Company may consider

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

other factors, including: 1) quoted market prices for to-be-announced securities (for agency-eligible loans); 2) recent transaction settlements or traded but unsettled transactions for similar assets; 3) recent third party market transactions for similar assets; and 4) modeled valuations using assumptions that the Bank believes would be used by market participants in estimating fair value (assumptions may include prepayment rates, interest rates, volatilities, mortgage spreads and projected loss rates).

Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as part of net gain on mortgage banking activities included in noninterest income in the accompanying consolidated statements of operations.

Non-Conforming Mortgage Loans Held for Sale: Non-conforming mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value on an aggregate basis. A decline in the aggregate fair value of the loans below their aggregate carrying amount is recognized through a charge to earnings in the period of such a decline. Unearned income on the loans and leases is taken into earnings when they are sold.

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

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

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

Servicing fee income, which is reported on the consolidated statements of operations as loan servicing income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Late fees and ancillary fees related to loan servicing are not material.

Servicing Rights—Small Business Administration Loans (Amortized Cost Method): As a general course of business, the Bank originates and sells the guaranteed portion of its SBA loans. To calculate the gain (loss) on sales of SBA loans, the Bank’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between sale proceeds and the amount of the allocated investment to the sold portion of the loan.

The portion of the servicing fees that represent contractually specified servicing fees (contractual servicing) is reflected as a servicing asset and is amortized over the estimated life of the servicing; in the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized. The portion of servicing fees in excess of contractual servicing fees are reflected as interest-only (I/O) strips receivable, which is included in other assets on the accompanying consolidated statements of financial condition. The I/O strips receivable are carried at fair value, with unrealized gains and losses recorded in the consolidated statements of operations. The Company did not have any I/O strip receivable at December 31, 2013 and 2012.

Reserve for Loss on Repurchased Loans: In the ordinary course of business, as loans held for sale are sold, the Bank makes standard industry representations and warranties about the loans. The Bank may have to subsequently repurchase certain loans or reimburse certain investor losses due to defects that may have occurred in the origination of the loans. Such defects include documentation or underwriting errors. In addition, certain investor contracts require the Bank to repurchase loans from previous whole loan sales transactions that experience early payment defaults. If there are no such defects or early payment defaults, the Bank has no commitment to repurchase loans that it has sold. The level of reserve for loss reimbursements on sold loans is an estimate that requires considerable management judgment. The Bank’s reserve is based upon the expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased, which include first and second trust deed loans. At the point the loans are repurchased, the

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

associated reserves are transferred to the allowance for loan and lease losses. At the point when loss reimbursements are made directly to the investor, the reserve for loss reimbursements on sold loans is charged for the losses incurred.

Business Combinations: Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of operations from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. The Company applied this guidance to the PBOC, Palisades and CS Financial acquisitions that were consummated in 2013.

Goodwill and Other Intangible Assets: Goodwill is determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are periodically evaluated for impairment at the reporting unit level at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.

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

At December 31, 2013, the Company had goodwill of $30.1 million related to the CS Financial, PBOC and Beach acquisitions discussed in Note 2, Business Combinations. No goodwill impairment charges were recorded for the years ended December 31, 2013, 2012 and 2011. Goodwill is the only intangible asset with an indefinite life on the consolidated statements of financial condition.

Other intangible assets consist of core deposit intangibles and trade name intangibles arising from acquisitions, and are amortized on an accelerated method over their estimated useful lives of 2-7 years and 1-20 years, respectively. The Company had $12.2 million of other intangible assets at December 31, 2013. The Company recognized impairment of intangible assets of $1.1 million by writing off all remaining trade name intangible assets of Beach, Gateway and PBOC of $976 thousand due to the merger of the Company’s two

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

banking subsidiaries into a single bank and a portion of core deposit intangibles on savings deposits acquired from Gateway of $85 thousand due to the lower remaining balance than forecasted.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method with the following estimated useful lives: building 40 years and leasehold improvements-life of lease, and furniture, fixtures, and equipment 5-7 years. Maintenance and repairs are charged to expense as incurred, and improvements that extend the useful lives of assets are capitalized.

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

Bank Owned Life Insurance: Banc of California, NA has purchased life insurance policies on certain key current and former executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Stock-Based Compensation: Compensation cost is recognized for stock appreciation right, stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future deductible or taxable amounts for the temporary differences attributable to events that have been recognized in the financial statements, computed using enacted tax rates. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Company had a $17.3 million and $8.4 million valuation allowance for its net deferred tax asset at December 31, 2013 and 2012, respectively. See further discussion in Note 13.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2010 and for all state income taxes before 2009.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had none accrued for interest and penalties at December 31, 2013 and December 31, 2012.

Employee Stock Ownership Plan: The Company’s employee stock ownership plan (ESOP) was terminated in 2011. When it was active, the cost of shares issued to the ESOP but not yet allocated to participants was shown as a reduction of shareholders’ equity. Compensation expense was based on the average market price of shares as they were committed to be released to participant accounts. Dividends on allocated ESOP shares reduced retained earnings; dividends on unearned ESOP shares reduced debt and accrued interest on the loan that was made by the Company to the ESOP to purchase shares.

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale and interest rate swap, net of tax, which are recognized as a separate component of shareholders’ equity.

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

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 3, Fair Values of Financial Instruments. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Adoption of New Accounting Standards: (In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220), and Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in ASU 2011- 05 (ASU 2011-12). ASU 2011-12 indefinitely deferred the provision of ASU 2011-05 that would have required entities to present reclassification adjustments out of AOCI by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU 2011-05 and ASU 2011-12 became effective for the Company for first quarter 2012 reporting. The new guidance was applied retrospectively for all periods presented.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and International Accounting Standards Board on fair value. The new guidance establishes a common framework for measuring fair value and for disclosing information about fair value measurements. While ASU 2011- 04 is largely consistent with existing fair value measurement principles, it does expand disclosure requirements and amends certain guidance. Under the revised guidance, the highest and best use and valuation premise concepts only apply to measuring the fair value of nonfinancial assets. The highest and best use of a nonfinancial asset is one that is physically possible, legally permissible and financially feasible. The valuation premise guidance provides that the highest and best use of a nonfinancial asset is either on a stand-alone basis or in combination with other assets as a group. The ASU provides a framework for considering whether a premium or discount can be applied in a fair value measurement and provides a model for measuring the fair value of an instrument classified in shareholders’ equity. The expanded disclosure requirements include more detailed disclosures about the valuation processes used in fair value measurements within Level 3 of the fair value hierarchy, and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which fair value is required to be disclosed in accordance with ASC Topic 825, Financial Instruments. The Company adopted ASU 2011-04 and expanded its disclosures starting with its first quarter 2012 reporting. The effect of

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

adopting this standard did not have a material effect on the Company’s consolidated operating results or financial condition, but the additional disclosures are included in Note 3, Fair Values of Financial Instruments.

In September 2011, the FASB issued ASU 2011-08, Intangible—Goodwill and other. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 became effective for interim and annual goodwill impairment tests performed after December 15, 2011. Adoption of ASU 2011-08 did not have a significant impact on the Company’s consolidated financial statements or disclosures.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (ASU 2011-03). ASC Topic 860, Transfers and Servicing, provides the criteria for determining whether a transfer of financial assets under a repurchase agreement is accounted for as a secured borrowing or as a sale. In a typical repurchase transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Under the guidance, an entity that maintains effective control over transferred assets must account for the transfer as a secured borrowing. ASU 2011-03 eliminates the requirement for entities to consider whether a transferor has the ability to repurchase the financial assets in a repurchase agreement for purposes of determining whether the transferor has maintained effective control. The ASU does not change the other criteria applicable to the assessment of effective control. Adoption of ASU 2011-03 on January 1, 2012 did not have a significant impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01). ASU 2013-01 clarifies that ordinary trade receivables and other receivables are not in the scope of ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the ASC or subject to a master netting arrangement or similar agreement. The amendments in ASU 2013-01 are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220), Reporting of Amounts Reclassified out of Other Comprehensive Income (ASU 2013-02). The provisions in the ASU supersede and replace the presentation requirements for reclassifications out of AOCI in ASUs 2011-05 and 2011-12. ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted ASU 2013-02 for its first quarter 2013 reporting. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

In July 2013, the FASB issued guidance ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes”. ASU 2013-10 amends existing guidance to permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes. Prior to the update, only the U.S. Treasury and LIBOR rates were permitted for use as benchmark interest rates. ASU 2013-10 is effective prospectively for qualifying new or designated hedging relationships entered into on or after July 17, 2013. The adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statement.

In January 2014, the FASB issued guidance within ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU 2014-01 to Topic 323, “Equity Investments and Joint Ventures,” provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. All of the Company’s affordable housing fund investments are within the scope of this this guidance. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 clarifies that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure. Interim and annual disclosure is required of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective using either the modified retrospective transition method or a prospective transition method for fiscal years and interim periods within those years, beginning after December 15, 2014, and early adoption is permitted. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

NOTE 2—BUSINESS COMBINATIONS AND BRANCH SALES

The Company completed the following acquisitions during the time period between January 1, 2012 and December 31, 2013, use the acquisition method of accounting, and accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition. The following table presents a summary of acquired assets and assumed liabilities along with a summary of considerations as of respective dates of acquisition:

	Acquisition and Date Acquired
	CS Financial	The Palisades Group, LLC	Private Bank of California	Gateway Business Bank	Beach Business Bank
	October 31, 2013	September 10, 2013	July 1, 2013	August 18, 2012	July 1, 2012
	($ in thousands)
Assets acquired:
Cash and due from banks	$482	$900	$33,752	$1,783	$5,867
Interest-bearing deposits	—	5	—	—	4,674
Federal funds sold	—	—	—	35,090	55,478
Securities available for sale	—	—	219,298	76	5,661
Loans held for sale	4,982	—	—	—	—
Loans and leases receivable	—	—	385,256	131,322	229,722
Federal Home Loan Bank and other bank stock, at cost	—	—	—	940	1,554
Servicing rights	—	—	—	1,636	—
Premises, equipment, and capital leases	1,050	—	1,501	741	709
Income tax receivable	—	—	682	—	—
Goodwill	8,057	—	15,038	—	7,048
Other intangible assets	—	—	10,400	1,675	4,495
Other assets	621	364	6,578	4,702	3,831

Total assets acquired	$15,192	$1,269	$672,505	$177,965	$319,039

Liabilities assumed:
Deposits	$—	$—	$561,689	$142,995	$271,320
Advances from Federal Home Loan Bank	—	—	41,833	—	—
Other liabilities	7,270	1,219	2,756	7,940	7,565

Total liabilities assumed	$7,270	$1,219	$606,278	$150,935	$278,885

SBLF preferred stock assumed	$—	$—	$10,000	$—	$—

Total consideration paid	$7,922	$50	$56,227	$15,403	$40,154

Summary of consideration
Cash paid	$1,500	$50	$27,915	$15,403	$39,145
Common stock issued	$1,964	$—	$28,282	$—	$—
Replacement awards	$—	$—	$30	$—	$—
Stock warrants issued	$—	$—	$—	$—	$1,009
Noninterest-bearing note	$3,150	$—	$—	$—	$—
Performance based equity	$1,308	$—	$—	$—	$—

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

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

Beach (re-named The Private Bank of California effective July 1, 2013 and merged with Pacific Trust Bank on October 11, 2013 to form the Bank) operated branches in Manhattan Beach, Long Beach, and Costa Mesa, California. Beach also had a division named The Doctors Bank®, which serves physicians and dentists nationwide. Additionally, Beach provided loans to small businesses based on Small Business Administration (SBA) lending programs. Beach’s consolidated assets and equity (unaudited) as of June 30, 2012 totaled $311.9 million and $33.3 million, respectively. The acquired assets and liabilities were recorded at fair value at the date of acquisition.

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

The market opportunity that was created with the acquisition is that it creates for our Company the opportunity to leverage Beach’s branch network, SBA lending platform, the Doctors Bank product offerings and other programs that can be deployed throughout our market which we expect will help augment our customer base. This acquisition was consistent with the Company’s strategy to build a regional presence in Southern California. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as acquire new customers in the expanded region.

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

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Gateway operated branches in Lakewood and Laguna Hills, California. As part of the acquisition, Mission Hills Mortgage Bankers, a division of Gateway, including its 22 loan production offices in California, Arizona, Oregon and Washington, became a part of the Bank’s mortgage banking operations. Gateway’s consolidated assets and equity (unaudited) as of August 17, 2012 totaled $175.5 million and $25.8 million, respectively. The acquired assets and liabilities were recorded at fair value at the date of acquisition.

In accordance with GAAP guidance for business combinations, the Company recorded $11.6 million of bargain purchase gain and $1.7 million of other intangible assets during the year ended December 31, 2012. The other intangible assets are related to $720 thousand of core deposits, which are being amortized on an accelerated basis over 4—6 years, and $955 thousand of trade name intangible which is being amortized over 20 years. For tax purposes the purchase accounting adjustments and bargain purchase gain are non-taxable and/or non-deductible. Due to circumstances that Gateway faced at the time the acquisition was negotiated, which include regulatory orders and operating losses, the terms negotiated included a purchase price that was $5 million lower than Gateway Bancorp’s equity book value. The discount was further increased to $6.5 million in exchange for the elimination of any contingent liability to the shareholder of Gateway Bancorp related to mortgage repurchase risk. Due to delays in obtaining regulatory approval, the transaction closed nine months later than originally planned. This passage of time allowed Gateway to eliminate all regulatory orders, return to profitability, improve asset quality, and increase the book value of equity by reducing the expected discount on assets. As a result, a bargain purchase gain of $11.6 million resulted at the time of purchase.

This acquisition was consistent with the Company’s strategy to build a regional presence in Southern California. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

The Private Bank of California Acquisition

Effective July 1, 2013, the Company completed its acquisition of The Private Bank of California, (PBOC) pursuant to the terms of the Agreement and Plan of Merger, dated as of August 21, 2012, as amended (the PBOC Merger Agreement), by and between the Company, Beach (then a separate subsidiary bank of the Company) and PBOC. PBOC merged with and into Beach, with Beach continuing as the surviving entity in the merger and a wholly owned subsidiary of the Company, and changing its name to “The Private Bank of California.” On October 11, 2013, The Private Bank of California was merged with the Company’s other wholly owned banking subsidiary, Banc of California, National Association (formerly Pacific Trust Bank), to form the Bank.

Pursuant to the terms of the Merger Agreement, the Company paid aggregate merger consideration of (1) 2,082,654 shares of Company common stock (valued at $28.3 million based on the $13.58 per share closing price of Company common stock on July 1, 2013), and (2) $25.3 million in cash. Additionally, the Company paid out $2.7 million for certain outstanding options to acquire PBOC common stock in accordance with the merger agreement and converted outstanding PBOC stock options to the Company’s stock options with an assumed fair value of approximately $30 thousand. On the basis of the number of shares of PBOC common stock issued and outstanding immediately prior to the completion of the Merger, each outstanding share of PBOC common stock was converted into the right to receive $6.52 in cash and 0.5379 shares of Company common stock.

In addition, upon completion of the acquisition, each share of preferred stock issued by PBOC as part of the Small Business Lending Fund (SBLF) program of the United States Department of Treasury (10,000 shares in the aggregate with a liquidation preference amount of $1,000 per share) was converted automatically into one

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

substantially identical share of preferred stock of the Company. The terms of the preferred stock issued by the Company in exchange for the PBOC preferred stock are substantially identical to the preferred stock previously issued by the Company as part of its own participation in the SBLF program (32,000 shares in aggregate with a liquidation preference amount of $1,000 per share).

PBOC provided a range of financial services, including credit and deposit products as well as cash management services, from its headquarters located in the Century City area of Los Angeles, California as well as full-service branches in Hollywood and Irvine, and a loan production office in downtown Los Angeles. PBOC’s target clients included high-net worth and high income individuals, business professionals and their professional service firms, business owners, entertainment service businesses and non-profit organizations.

In accordance with GAAP guidance for business combinations, the Company has expensed approximately $2.6 million of direct acquisition costs and recorded $15.0 million of goodwill and $10.4 million of other intangible assets. The other intangible assets are primarily related to core deposits and are being amortized on an accelerated basis over 2-7 years. Loans that were acquired from PBOC that were considered credit impaired were written down at the acquisition date in accordance with purchase accounting to fair value. In addition, the allowance for loan losses for all PBOC loans was not carried over to the Company’s allowance for loan and lease losses. A full valuation allowance for the deferred tax asset was recorded based on management’s evaluation of the expectation of recovery of deferred tax assets for the Company . For tax purposes purchase accounting adjustments, including goodwill are all nontaxable and/or non-deductible.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the fair value of the total consideration transferred as a part of the PBOC acquisition as well as the fair value adjustments to the PBOC’s balance sheet as of the respective acquisition date and the resulting goodwill derived:

	July 1, 2013
	($ in thousands)
Consideration paid
Cash		$25,252
Options payout		2,663
Replacement options fair market value		30
Shares issued(1)		28,282

Total consideration		56,227
SBLF preferred stock assumed		10,000

Total consideration		66,227
Net assets pre-acquisition		51,278
Fair value adjustments
Loans receivable	$(10,856)
Allowance for loan losses	7,380
Investment securities	(2,495)
Fixed assets	5
Trade name	70
Core deposit intangible	10,330
Deferred taxes assets, net	(4,207)
Prepaid rent	(64)
Lease liability	(56)
Certificate of deposits purchase premium	(196)

Total fair value adjustments		(89)
Fair value of net assets acquired		51,189

Excess of consideration paid over fair value of net assets acquired (goodwill)		$15,038

(1)	@$13.58/share

Certain valuations related to assumed liabilities are considered preliminary and could differ significantly when finalized.

The Palisades Group, LLC, Acquisition

Effective September 10, 2013, the Company acquired The Palisades Group, LLC (Palisades), a Delaware limited liability company and a registered investment adviser under the Investment Advisers Act of 1940, pursuant to the terms of the Amended and Restated Units Purchase Agreement dated as of November 30, 2012, amended and restated as of August 12, 2013, for $50 thousand. Palisades provides financial advisory and asset management services to third parties, including the Bank, with respect to the purchase, sale and management of portfolios of residential mortgage loans.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The Palisades acquisition was accounted for under GAAP guidance for business combinations. The assets and liabilities were recorded at their estimated fair values as of the September 10, 2013 acquisition date. No goodwill was recognized.

CS Financial Acquisition

Effective October 31, 2013, the Company acquired CS Financial (CS Financial), a California corporation and Southern California-based mortgage banking firm controlled by former Company director and current Company executive Jeffery T. Seabold. The CS Financial became a wholly owned subsidiary of the Bank. For additional information regarding this transaction, see note 25-Related-Party Transactions.

The CS Financial acquisition was accounted for under GAAP guidance for business combinations. The purchased assets, including identifiable intangible assets and assumed liabilities were recorded at their estimated fair values as of October 31, 2013. Because of the short time period between acquisition date and December 31, 2013, the Company used significant estimates and assumptions to value the identifiable assets acquired and liabilities assumed. The closing date valuations related to loans, premises, equipment, capital leases, other intangible assets, other assets, and assumed liabilities are considered preliminary and could differ significantly when finalized.

Branch Sales

On October 4, 2013, the Bank completed a branch sale transaction to AmericanWest Bank, a Washington state chartered bank (AWB). In the transaction, the Bank sold eight branches and related assets and deposit liabilities to AWB. The transaction was completed with a transfer of $464.3 million deposits to AWB in exchange for a deposit premium of 2.3 percent. Certain other assets related to the branches include the real estate for three of the branch locations and certain overdraft and other credit facilities related to the deposit accounts. The Company recognized a gain of $12.1 million from this transaction.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Unaudited Pro Forma Information

The following table presents unaudited pro forma information as if the acquisitions of PBOC, Palisades and CS Financial had occurred on January 1, 2013 and 2012 after giving effect to certain adjustments. The unaudited pro forma information for the years ended December 31, 2013 and 2012 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects.

	For the year ended December 31,
	2013	2012
	(In thousands, except per share data)
Net interest income	$107,607	$67,249
Provision for loan and lease losses	8,822	7,013
Noninterest income	118,459	64,701
Noninterest expense	208,082	113,091

Income (loss) before income taxes	9,162	11,846
Income tax expense (benefit)	8,252	2,522

Net income (loss)	$910	$9,324

Basic earnings (loss) per common share	$(0.08)	$0.56
Diluted earnings (loss) per common share	$(0.08)	$0.56

The above unaudited pro forma financial information for 2013 and 2012 includes the pre-acquisition periods for PBOC, Palisades, and CS Financial. The above unaudited pro forma financial information includes pre-acquisition provisions for loan and lease losses recognized by PBOC and CS Financial of $859 thousand and $1.5 million for the years ended December 31, 2013 and 2012, respectively. Pro forma statements do not include cost saves or integration costs and may not be reflective of what is would have looked like had they been put together at that date.

The following table presents unaudited pro forma information as if the acquisitions of Beach and Gateway had occurred on January 1, 2012 and 2011 after giving effect to certain adjustments. The unaudited pro forma information for the years ended December 31, 2012 and 2011 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects.

	For the year ended December 31,
	2012	2011
	(In thousands, except per share data)
Net interest income	$57,921	$49,534
Provision for loan and lease losses	6,350	6,062
Noninterest income	54,918	34,465
Noninterest expense	106,260	83,043

Income (loss) before income taxes	229	(5,106)
Income tax expense (benefit)	2,529	(1,172)

Net income (loss)	$(2,300)	$(3,934)

Basic earnings (loss) per common share	$(0.33)	$(0.45)
Diluted earnings (loss) per common share	$(0.33)	$(0.45)

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The above unaudited pro forma financial information for 2012 and 2011 includes the pre-acquisition periods for Beach and Gateway. Excluded from the above pro forma financial information is revenue of $11.6 million related to the bargain purchase gain recorded in connection with the Gateway acquisition for the year ended December 31, 2012. The above unaudited pro forma financial information includes the provision for loan and lease losses recognized by Beach and Gateway prior to acquisition of $0.9 million and $0.7 million for the years ended December 31 2012 and 2011, respectively. Excluded from the above pro forma financials for the year ended December 31, 2012 is a gain of $11.6 million related to the bargain purchase gain for the Gateway acquisition. Pro forma statements do not include cost saves or integration costs and may not be reflective of what is would have looked like had they been put together at that date.

NOTE 3—FAIR VALUES OF FINANCIAL INSTRUMENTS

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

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Loans Held for Sale. The fair value of loans held for sale is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics. Therefore, loans held for sale subjected to recurring fair value adjustments are classified as Level 2. The Company had $192.6 million of loans held for sale at such fair value. As of December 31, 2013, the Company also had $524.1 million of non-conforming jumbo mortgage loans held for sale at the lower of cost or fair value. The Company obtains quotes, bid or pricing indications on all or part of these loans directly from the buyers. Premiums and discounts received or to be received on the quotes, bids or pricing indications are indicative of the fact that the cost is lower or higher than fair value.

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

Other Real Estate Owned Assets. Other real estate owned assets (OREO) are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. For the years ended December 31, 2013, 2012 and 2011, the Company experienced $97 thousand, $703 thousand and $4.8 million in valuation allowance expense for those assets, respectively.

Assets and Liabilities Measured on a Recurring and Non-Recurring Basis

Available-for-sale securities, certain conforming mortgage loans held for sale, derivative assets and liabilities, and servicing rights—mortgage are measured at fair value on a recurring basis, whereas impaired loans and leases, non-conforming jumbo mortgage loans held for sale and other real estate owned are measured at fair value on a non-recurring basis.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurements Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
	(In thousands)
December 31, 2013:
Assets
Available-for-sale securities:
SBA loan pools securities	$1,736	$—	$1,736	$—
U.S. government-sponsored entities and agency securities	1,920	—	1,920	—
Private label residential mortgage-backed securities	14,752	—	14,752	—
Agency mortgage-backed securities	151,614	—	151,614	—
Loans held for sale	192,613	—	192,613	—
Derivative assets(1)	5,493	—	5,493	—
Mortgage servicing rights(2)	13,535	—	—	13,535
Liabilities
Derivative liabilities(3)	—	—	—	—
December 31, 2012:
Assets
Available-for-sale securities:
U.S. government-sponsored entities and agency securities	$2,710	$—	$2,710	$—
State and Municipal securities	9,944	—	9,944	—
Private label residential mortgage-backed securities	41,846	—	39,632	2,214
Agency mortgage-backed securities	66,919	—	66,919	—
Loans held for sale	113,158	—	113,158	—
Derivative assets (1)	2,890	—	2,890	—
Mortgage servicing rights (2)	1,739	—	—	1,739
Liabilities
Derivative liabilities (3)	988	—	988	—

(1)	Included in other assets on the consolidated statements of financial condition
(2)	Included in servicing rights, net on the consolidated statements of financial condition
(3)	Included in accrued expenses and other liabilities on the consolidated statements of financial condition

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurements Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
	(In thousands)
December 31, 2013:
Assets
Impaired loans:
Real estate 1-4 family first mortgage	$12,814	$—	$8,769	$4,045
Real estate mortgage	3,868	—	105	3,763
Multifamily	1,972	—	—	1,972
HELOC’s, home equity loans, and other consumer installment credit	249	—	216	33
Commercial and industrial	33	—	—	33
SBA	10	—	—	10
December 31, 2012:
Assets
Impaired loans:
Real estate 1-4 family first mortgage	$21,778	$—	$3,041	$18,737
Multifamily	5,442	—	—	5,442
Real estate mortgage	2,531	—	829	1,702
HELOC’s, home equity loans, and other consumer installment credit	3	—	—	3
Other real estate owned assets:
Real estate 1-4 family first mortgage	118	—	—	118
Land	3,889	—	—	3,889

The Company did not have any other real estate owned at December, 31 2013. At December 31, 2012, real estate owned measured at fair value less costs to sell, had a net carrying value of $4.0 million, which is made up of the outstanding balance of $6.6 million, net of a valuation allowance of $2.1 million.

The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	For the year ended December 31,
	2013	2012	2011
	(In thousands)
Impaired loans:
Real estate 1-4 family first mortgage	$(1,143)	$(1,890)	$(978)
Real estate mortgage	—	(987)	(169)
Multifamily	(465)	—	(2,136)
SBA	—	—	—
HELOC’s, home equity loans, and other consumer installment credit	(2)	—	(108)
Other real estate owned assets	367	(239)	(5,603)

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended indicated:

	Private label residential mortgage-backed securities	Mortgage Servicing Rights	Total
	(In thousands)
Balance of recurring Level 3 securities at December 31, 2012	$2,214	$1,739	$3,953
Transfers out of Level 3 (1)	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-fair value adjustment	—	1,360	1,360
Included in other comprehensive income	—	—	—
Amortization of premium (discount)	—	—	—
Additions	—	11,463	11,463
Sales and settlements	(2,214)	(1,027)	(3,241)

Balance of recurring Level 3 securities at December 31, 2013	$—	$13,535	$13,535

Balance of recurring Level 3 securities at December 31, 2011	$76,203	$—	$76,203
Transfers out of Level 3 (1)	(56,767)	—	(56,767)
Total gains or losses (realized/unrealized):
Included in earnings-realized	(83)	—	(83)
Included in earnings-fair value adjustment	—	(42)	(42)
Included in other comprehensive income	(2,173)	—	(2,173)
Amortization of premium (discount)	(196)	—	(196)
Additions	—	1,975	1,975
Sales and settlements	(14,770)	(194)	(14,964)

Balance of recurring Level 3 securities at December 31, 2012	$2,214	$1,739	$3,953

(1)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that cause the transfer.

The following table presents quantitative information about Level 3 fair value measurements on a recurring basis as of the dates indicated:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	($ in thousands)
December 31, 2013:
Mortgage servicing rights	$13,535	Discounted	Discount rate	10.00% to 17.94% (10.26%)
		cash flow	Prepayment rate	4.19% to 34.54% (9.85%)

December 31, 2012:
Private label residential mortgage-backed securities	$2,214	Discounted	Voluntary prepayment rate	3.15% to 8.00% (5.80%)
		cash flow	Collateral default rate	8.46% to 8.56% (8.5%)
			Loss severity at default	55%
Mortgage servicing rights	$1,739	Discounted	Discount rate	10.5% to 11.5% (10.5%)
		cash flow	Prepayment rate	4.3% to 35.3% (13.8%)

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

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

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying Amount	Fair Value Measurements Level
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2013:
Financial assets
Cash and cash equivalents	$110,118	$110,118	$—	$—	$110,118
Time deposits in financial institutions	1,846	1,846	—	—	1,846
Securities available-for-sale	170,022	—	170,022	—	170,022
FHLB and other bank stock	22,600	—	22,600	—	22,600
Loans held for sale	716,733	—	719,496	—	719,496
Loans and leases receivable, net of allowance	2,427,306	—	—	2,460,953	2,460,953
Accrued interest receivable	10,866	10,866	—	—	10,866
Derivative assets	5,493	—	5,493	—	5,493
Financial liabilities
Deposits	2,918,644	—	2,877,650	—	2,877,650
Advances from the FHLB	250,000	—	250,090	—	250,090
Notes payable	82,320	85,564	—	—	85,564
Derivative liabilities	—	—	—	—	—
Accrued interest payable	1,646	1,646	—	—	1,646

December 31, 2012:
Financial assets
Cash and cash equivalents	$108,643	$108,643	$—	$—	$108,643
Time deposits in financial institutions	5,027	5,027	—	—	5,027
Securities available-for-sale	121,419	—	119,205	2,214	121,419
FHLB and other bank stock	8,842	—	8,842	—	8,842
Loans held for sale	113,158	—	113,158	—	113,158
Loans and leases receivable, net of allowance	1,234,023	—	—	1,267,292	1,267,292
Accrued interest receivable	5,002	7	50	4,945	5,002
Derivative assets	2,890	—	2,890	—	2,890
Financial liabilities
Deposits	1,306,342	—	1,305,884	—	1,305,884
Advances from the FHLB	75,000	—	75,166	—	75,166
Notes payable	81,935	86,106	—	—	86,106
Derivative liabilities	988	—	988	—	988
Accrued interest payable	1,639	1,335	304	—	1,639

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, time deposits in financial institutions, and accrued interest receivable and payable. The methods for determining the fair values for securities available for sale, and derivatives assets and liabilities are described above. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of FHLB advances and long-term debt is based on current rates for similar financing, and therefore not indicative of an exit price. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material (or is based on the current fees or costs that would be charged to enter into or terminate such arrangements) and is not presented.

NOTE 4—SECURITIES AVAILABLE FOR SALE

The following table presents the amortized cost and fair value of the available-for-sale investment securities portfolio , and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013:
Available-for-sale
SBA loan pools securities	$1,794	$—	$(58)	$1,736
U.S. government-sponsored entities and agency securities	1,928	—	(8)	1,920
Private label residential mortgage-backed securities	14,653	135	(36)	14,752
Agency mortgage-backed securities	153,134	299	(1,819)	151,614

Total securities available for sale	$171,509	$434	$(1,921)	$170,022

December 31, 2012:
Available-for-sale
U.S. government-sponsored entities and agency securities	$2,706	$4	$—	$2,710
State and Municipal securities	9,660	284	—	9,944
Private label residential mortgage-backed securities	41,499	475	(128)	41,846
Agency mortgage-backed securities	66,818	335	(234)	66,919

Total securities available for sale	$120,683	$1,098	$(362)	$121,419

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents amortized cost and fair value of the available-for-sale securities portfolio by expected maturity. In the case of residential mortgage-backed securities and SBA loan pool securities, expected maturities may differ from contractual maturities because borrowers generally have the right to call or prepay obligations with or without call or prepayment penalties. For that reason, mortgage-backed securities and SBA loan pool securities are not included in the maturity categories.

	December 31, 2013
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Available-for-sale
Within one year	$—	$—
One to five years	—	—
Five to ten years	1,928	1,920
Greater than ten years	—	—
SBA loan pools, private label residential mortgage backed and agency mortgage-backed securities	169,581	168,102

Total	$171,509	$170,022

At December 31, 2013 and December 31, 2012, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of shareholders’ equity.

The following table presents a summary of the investment securities with unrealized losses by aggregated major security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2013:
Available-for-sale
SBA loan pools securities	$1,736	$(58)	$—	$—	$1,736	$(58)
U.S. government-sponsored entities and agency securities	1,920	(8)	—	—	1,920	(8)
Private label residential mortgage-backed securities	2,064	(11)	3,913	(25)	5,977	(36)
Agency mortgage-backed securities	114,104	(1,790)	1,821	(29)	115,925	(1,819)

Total available-for-sale	$119,824	$(1,867)	$5,734	$(54)	$125,558	$(1,921)

December 31, 2012:
Available-for-sale
Private label residential mortgage-backed securities	$2,194	$(13)	$10,061	$(115)	$12,255	$(128)
Agency residential mortgage-backed securities	37,388	(234)	—	—	37,388	(234)

Total available-for-sale	$39,582	$(247)	$10,061	$(115)	$49,643	$(362)

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The Company recorded no other-than-temporary impairment (OTTI) for securities available for sale for the years ended December 31, 2013, 2012 and 2011.

As of December 31, 2013, the Company’s securities available for sale portfolio consisted of 120 securities, 84 of which were in an unrealized loss position. The unrealized losses are related to an overall increase in interest rates and a decrease in prepayment speeds of the agency mortgage-backed securities.

The Company’s private label residential mortgage-backed securities that are in an unrealized loss position had a fair value of $6.0 million with unrealized losses of $36 thousand at December 31, 2013. The Company’s agency residential mortgage-backed securities that are in an unrealized loss position had a fair value of $115.9 million with unrealized losses of $1.8 million at December 31, 2013. The Company’s private label residential mortgage-backed securities that are in an unrealized loss position had a fair value of $12.3 million with unrealized losses of $128 thousand at December 31, 2012. The Company’s agency residential mortgage-backed securities that are in an unrealized loss position had a fair value of $37.4 million with unrealized losses of $234 thousand at December 31, 2012.

The Company monitors to insure it has adequate credit support and as of December 31, 2013, the Company believes there is no OTTI and it does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. Of the Company’s $170.0 million securities portfolio, $169.8 million were rated AAA, AA or A, and $247 thousand were rated BBB based on the most recent credit rating as of December 31, 2013. The Company considers the lowest credit rating for identification of potential OTTI.

The following table presents proceeds from sales and calls of securities and the associated gross gains and losses realized through earnings upon the sale of available for sale securities for the periods indicated:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Gross realized gains on sales of securities available-for-sale	$438	$19	$3,008
Gross realized losses on sales of securities available-for-sale	(107)	(102)	(120)

Net realized gains (losses) on sales of securities available-for-sale	$331	$(83)	$2,888

Proceeds from sales of securities available-for-sale	$127,298	$11,940	$67,823

The tax expense (benefit) related to these net realized gains and losses were none, none, and $1.2 million for 2013, 2012 and 2011, respectively.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

NOTE 5—LOANS AND LEASES AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

	Non-Traditional Mortgages (NTM)	Traditional Loans	Total NTM and Traditional Loans	Purchased Credit Impaired	Total Loans and Leases Receivable
	(In thousands)
December 31, 2013:
Commercial:
Commercial and industrial	$—	$283,743	$283,743	$4,028	$287,771
Real estate mortgage	—	514,869	514,869	15,014	529,883
Multi-family	—	141,580	141,580	—	141,580
SBA	—	23,740	23,740	3,688	27,428
Construction	—	24,933	24,933	—	24,933
Lease financing	—	31,949	31,949	—	31,949
Consumer:
Real estate 1-4 family first mortgage	156,490	667,526	824,016	314,820	1,138,836
Green Loans (HELOC)—First Liens	147,705	—	147,705	—	147,705
Green Loans (HELOC)—Second Liens	5,289	—	5,289	—	5,289
Other HELOC’s, home equity loans, and other consumer installment credit	113	108,888	109,001	1,736	110,737

Total Gross Loans	$309,597	$1,797,228	$2,106,825	$339,286	$2,446,111

Percentage to total gross loans	12.7%	73.4%	86.1%	13.9%	100.0%
Allowance for loan losses					(18,805)

Loans and leases receivable, net					$2,427,306

December 31, 2012:
Commercial:
Commercial and industrial	$—	$73,579	$73,579	$6,808	$80,387
Real estate mortgage	—	317,063	317,063	21,837	338,900
Multi-family	—	114,237	114,237	845	115,082
SBA	—	30,468	30,468	5,608	36,076
Construction	—	6,623	6,623	—	6,623
Lease financing	—	11,203	11,203	—	11,203
Consumer:
Real estate 1-4 family first mortgage	161,767	213,114	374,881	65,066	439,947
Green Loans (HELOC)—First Liens	198,720	—	198,720	—	198,720
Green Loans (HELOC)—Second Liens	7,659	—	7,659	—	7,659
Other HELOC’s, home equity loans, and other consumer installment credit	114	13,704	13,818	56	13,874

Total Gross Loans	$368,260	$779,991	$1,148,251	$100,220	$1,248,471

Percentage to total gross loans	29.5%	62.5%	92.0%	8.0%	100.0%
Allowance for loan losses					(14,448)

Loans and leases receivable, net					$1,234,023

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Non Traditional Mortgage Loans

The Company’s non-traditional mortgage (NTM) portfolio is comprised of three interest only products: the Green Account Loans (Green Loans), the hybrid interest only fixed or adjustable rate mortgage (Interest Only) and a small number of loans with the potential for negative amortization. As of December 31, 2013 and 2012, the non-traditional mortgage loans totaled $309.6 million or 12.7 percent of the total gross loan portfolio and $368.3 million or 29.5 percent of the total gross loan portfolio, respectively. Total NTM portfolio decreased by $58.7 million, or 15.9 percent, during the year ended December 31, 2013.

The following table presents the composition of the NTM portfolio as of the dates indicated:

	As of December 31,
	2013			2012
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC)—first liens	173	$147,705	47.7%	212	$198,720	53.9%
Interest-only—first liens	244	139,867	45.2%	187	142,426	38.7%
Negative amortization	37	16,623	5.4%	40	19,341	5.3%

Total NTM—first liens	454	304,195	98.3%	439	360,487	97.9%
Green Loans (HELOC)—second liens	23	5,289	1.7%	27	$7,659	2.1%
Interest-only—second liens	1	113	0.0%	1	114	0.0%

Total NTM—second liens	24	5,402	1.7%	28	7,773	2.1%

Total NTM loans	478	$309,597	100.0%	467	$368,260	100.0%

Total gross loan portfolio		$2,446,111			$1,248,471
% of NTM to total gross loan portfolio		12.7%			29.5%

Green Account Loans

Green Loans are single family residential first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year balloon payment due at maturity. At December 31, 2013, Green Loans totaled $153.0 million, a decrease of $53.4 million, or 25.9 percent from $206.4 million at December 31, 2012, primarily due to reductions in principal balance and payoffs. As of December 31, 2013 and 2012, $5.7 million and $5.6 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines. The Company discontinued origination of the Green Loan products in 2011.

Interest Only Loans

Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payment in initial periods before converting to fully amortizing payments. As of December 31, 2013, our interest only loans decreased by $2.6 million, or 1.8 percent, to $140.0 million from $142.5 million at December 31, 2012, primarily due to purchases of $57.0 million, acquired loans through PBOC acquisition of $22.5 million, and originations of $197.2 million, partially offset by sales of $115.8 million, payoffs and principal reductions of $43.2 million, loans transferred to held for sale of $91.6 million, and reclassification of $28.5 million

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

from NTM interest only to traditional loans due to the expiration of the initial interest only period and conversion to a fully amortizing basis. As of December 31, 2013 and 2012, $752 thousand and $5.8 million, respectively, of the interest only loans were non-performing.

Loans with the Potential for Negative Amortization

Negative amortization loans decreased by $2.7 million, or 14.1 percent, to $16.6 million as of December 31, 2013 from $19.3 million as of December 31, 2012. The Company discontinued origination of negative amortization loans in 2007. As of December 31, 2013 and 2012, $1.2 million and none, respectively, of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including its policies on loan-to-value ratios. Negative amortization loans of $16.0 million, or 96.2 percent, had begun amortizing and a loan of $627 thousand, or 3.8 percent of total negative amortization loans, was subject to negative amortization as of December 31, 2013.

Risk Management of Non-Traditional Mortgages

The Company has assessed that the most significant performance indicators for non-traditional mortgages are loan-to-value (LTV) and FICO scores. Accordingly, the Company manages credit risk in the NTM portfolio through semi-annual review of the loan portfolio that includes refreshing FICO scores on the Green Loans and home equity lines of credit, as needed in conjunction with portfolio management, and ordering third party automated valuation models. The loan review is designed to provide a method of identifying borrowers who may be experiencing financial difficulty before they actually fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO of 10 percent or more and/or a resulting FICO of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded which will increase the reserves the Company will establish for potential losses. A report of the semi-annual loan review is published and regularly monitored.

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

As a result, the Company proactively manages the portfolio by performing detailed analysis on its portfolio with emphasis on the NTM portfolio. The Company’s Internal Asset Review Committee (IARC) conducts monthly meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations.

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

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Non Traditional Mortgage Performance Indicators

The table below presents the Company’s non-traditional one-to-four family residential mortgage Green Loans first lien portfolio at December 31, 2013 by FICO scores that were obtained during the fourth quarter of 2013, comparing to the FICO scores for those same loans that were obtained during the fourth quarter of 2012:

	As of December 31, 2013
	2013			2012			Changes
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	7	$1,382	0.9%	7	$7,183	4.9%	—	$(5,801)	-4.0%
700-799	94	74,876	50.8%	98	75,556	51.2%	(4)	(680)	-0.4%
600-699	44	42,739	28.9%	44	37,718	25.5%	—	5,021	3.4%
<600	14	11,965	8.1%	14	12,122	8.2%	—	(157)	-0.1%
No FICO	14	16,743	11.3%	10	15,126	10.2%	4	1,617	1.1%

Totals	173	$147,705	100.0%	173	$147,705	100.0%	—	$—	0.0%

At December 31, 2013 and December 31, 2012, the Company had updated the FICO scores on real estate one-to-four family residential mortgage Green Account loans. The 700-799 category was 50.8 percent and 51.2 percent for FICO scores at December 31, 2013 and December 31, 2012, respectively.

The table below presents the Company’s one-to-four family residential NTM first lien portfolio by LTV as of the dates indicated:

	Green			Interest-Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
December 31, 2013:
LTV’s (1)
< 61	90	$78,807	53.3%	80	$65,181	44.6%	13	$4,930	29.7%	183	$148,918	49.0%
61-80	38	33,604	22.8%	51	28,999	20.7%	13	7,643	45.9%	102	70,246	23.1%
81-100	26	14,917	10.1%	43	21,474	15.4%	8	3,277	19.7%	77	39,668	13.0%
> 100	19	20,377	13.8%	70	24,213	17.3%	3	773	4.7%	92	45,363	14.9%

Totals	173	$147,705	100.0%	244	$139,867	100.0%	37	$16,623	100.0%	454	$304,195	100.0%

December 31, 2012:
LTV’s (1)
< 61	51	$59,679	30.0%	59	$47,368	33.3%	11	$2,450	12.7%	121	$109,497	30.4%
61-80	63	52,107	26.2%	72	58,972	41.3%	4	1,228	6.3%	139	112,307	31.1%
81-100	60	62,335	31.4%	26	17,478	12.3%	9	6,568	34.0%	95	86,381	24.0%
> 100	38	24,599	12.4%	30	18,608	13.1%	16	9,095	47.0%	84	52,302	14.5%

	212	$198,720	100.0%	187	$142,426	100.0%	40	$19,341	100.0%	439	$360,487	100.0%

(1)	LTV represents estimated current loan to value as current unpaid principal balance divided by estimated property value.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The decrease in Green Loans was primarily due to reductions in principal balance and payoffs. During 2013, overall improvement on LTV of the Company’s one-to-four family residential NTM first lien portfolio was due to the improvement in the real estate market and the economy in Southern California.

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

The following table presents a summary of activity in the allowance for loan and lease losses and ending balances of loans evaluated for impairment for the periods indicated:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$14,448	$12,780	$14,637
Loans and leases charged off	(3,013)	(4,071)	(7,512)
Recoveries of loans and leases previously charged off	850	239	267
Transfer of loans to held-for-sale	(1,443)	—	—
Provision for loan and lease losses	7,963	5,500	5,388

Balance at end of year	$18,805	$14,448	$12,780

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and is based on the impairment method as of or for the years ended as of dates indicated:

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- Family	SBA	Construction	Lease Financing	Real Estate 1-4 family First Mortgage	HELOC’s, Home Equity Loans, and Other Consumer Credit	Unallocated	TOTAL
	(In thousands)
December 31, 2013:
Allowance for loan and lease losses:
Balance as of December 31, 2012	$263	$3,178	$1,478	$118	$21	$261	$8,855	$274	$—	$14,448
Charge-offs	—	(472)	(553)	(648)	—	(23)	(1,302)	(15)	—	(3,013)
Recoveries	98	268	88	285	—	11	92	8	—	850
Transfer of loans to held-for-sale	—	—	—	—	—	—	(1,443)	—	—	(1,443)
Provision	1,461	2,510	1,553	480	223	179	842	265	450	7,963

Balance as of December 31, 2013	$1,822	$5,484	$2,566	$235	$244	$428	$7,044	$532	$450	$18,805

Individually evaluated for impairment	$—	$—	$60	$—	$—	$—	$34	$2	$—	$96
Collectively evaluated for impairment	1,822	5,484	2,506	235	244	428	6,814	530	450	18,513
Acquired with deteriorated credit quality	—	—	—	—	—	—	196	—	—	196

Total ending allowance balance	$1,822	$5,484	$2,566	$235	$244	$428	$7,044	$532	$450	$18,805

Loans:
Individually evaluated for impairment	$33	$3,868	$1,972	$10	$—	$—	$12,814	$249	$—	$18,946
Collectively evaluated for impairment	283,710	511,001	139,608	23,730	24,933	31,949	958,907	114,041	—	2,087,879
Acquired with deteriorated credit quality	4,028	15,014	—	3,688	—	—	314,820	1,736	—	339,286

Total ending loan balances	$287,771	$529,883	$141,580	$27,428	$24,933	$31,949	$1,286,541	$116,026	$—	$2,446,111

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- Family	SBA	Construction	Lease Financing	Real Estate 1-4 family First Mortgage	HELOC’s, Home Equity Loans, and Other Consumer Credit	Unallocated	TOTAL
	(In thousands)
December 31, 2012:
Allowance for loan and lease losses:
Balance as of December 31, 2011	$128	$2,234	$1,541	$—	$—	$—	$8,635	$242	$—	$12,780
Charge-offs	—	(987)	—	(64)	—	—	(3,006)	(14)	—	(4,071)
Recoveries	—	—	—	14	—	—	221	4	—	239
Provision	135	1,931	(63)	168	21	261	3,005	42	—	5,500

Balance as of December 31, 2012	$263	$3,178	$1,478	$118	$21	$261	$8,855	$274	$—	$14,448

Individually evaluated for impairment	$—	$—	$590	$53	$—	$—	$597	$—	$—	$1,240
Collectively evaluated for impairment	263	3,178	888	65	21	261	8,258	274	—	13,208
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—

Total ending allowance balance	$263	$3,178	$1,478	$118	$21	$261	$8,855	$274	$—	$14,448

Loans:
Individually evaluated for impairment	$1,879	$3,988	$5,442	$438	$—	$—	$21,778	$3	$—	$33,528
Collectively evaluated for impairment	71,700	313,075	108,795	30,030	6,623	11,203	551,823	21,474	—	1,114,723
Acquired with deteriorated credit quality	6,808	21,837	845	5,608	—	—	65,066	56	—	100,220

Total ending loan balances	$80,387	$338,900	$115,082	$36,076	$6,623	$11,203	$638,667	$21,533	$—	$1,248,471

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of the dates indicated. The recorded investment presents customer balances net of any partial charge-offs recognized on the loans and leases and net of any deferred fees and costs.

	As of December 31, 2013			As of December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
As of and for the year ended December 31, 2013:
With no related allowance recorded:
Commercial:
Commercial and industrial	$50	$33	$—	$2,168	$1,879	$—
Real estate mortgage	4,951	3,868	—	5,748	3,988	—
Multi-family	487	270	—	—	—	—
SBA	26	10	—	457	30	—
Consumer:
Real estate 1-4 family first mortgage	10,765	9,487	—	8,681	8,156	—
HELOC’s, home equity loans, and other consumer installment credit	248	247	—	3	3	—
With an allowance recorded:
Commercial:
Multi-family	1,797	1,702	60	5,441	5,442	590
SBA	—	—	—	439	408	53
Consumer:
Real estate 1-4 family first mortgage	3,378	3,327	34	13,567	13,622	597
HELOC’s, home equity loans, and other consumer installment credit	2	2	2	—	—	—

Total	$21,704	$18,946	$96	$36,504	$33,528	$1,240

	For the year ended December 31,
	2013			2012			2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
Commercial:
Commercial and industrial	$67	$10	$10	$1,879	$21	$60	$—	$—	$—
Real estate mortgage	3,554	163	171	4,743	170	217	2,101	28	28
Multi-family	1,345	35	37	5,468	256	266	5,030	134	43
SBA	12	1	1	438	10	16	—	—	—
Consumer:
Real estate 1-4 family first mortgage	12,562	304	308	21,912	299	599	20,703	494	257
HELOC’s, home equity loans, and other consumer installment credit	693	2	2	3	—	—	74	19	—

Total	$18,233	$515	$529	$34,443	$756	$1,158	$27,908	$675	$328

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents information for impaired loans and leases for the periods indicated:

	For the year ended December 31,
	2013	2012	2011
	(In thousands)
Average of individually impaired loans during the period	$18,233	$34,443	$27,908
Interest income recognized during impairment	515	756	675
Cash-basis interest income recognized	529	1,158	328

The following table presents nonaccrual loans and leases and loans past due 90 days still on accrual as of the dates indicated:

	As of December 31,
	2013			2012
	Traditional Loans	NTM Loans	Total	Traditional Loans	NTM Loans	Total
	(In thousands)
Loans past due 90 days or more still on accrual	$—	$—	$—	$—	$—	$—
Nonaccrual loans
The Company maintains specific allowance allocations for these loans of $95 in 2013 and $1,517 in 2012	23,950	7,698	31,648	11,538	11,361	22,993

The following table presents the composition of nonaccrual loans and leases as of the dates indicated:

	As of December 31,
	2013			2012
	Traditional Loans	NTM Loans	Total	Traditional Loans	NTM Loans	Total
	(In thousands)
Commercial:
Commercial and industrial	$33	$—	$33	$—	$—	$—
Real estate mortgage	3,868	—	3,868	2,906	—	2,906
Multi-family	1,972	—	1,972	5,442	—	5,442
SBA	10	—	10	141	—	141
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	18,032	2,000	20,032	3,142	5,797	8,939
Green Loans (HELOC)—First Liens	—	5,482	5,482	—	5,564	5,564
Green Loans (HELOC)—Second Liens	—	216	216	—	—	—
Other HELOC’s, home equity loans, and other consumer installment credit	35	—	35	1	—	1

Total	$23,950	$7,698	$31,648	$11,632	$11,361	$22,993

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Past Due Loans and Leases

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2013, excluding accrued interest receivable which is not considered to be material by class of loans and leases:

	As of December 31, 2013
	30—59 Days Past Due	60—89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Gross Loans and Leases Receivables
	(In thousands)
NTM loans:
Real estate 1-4 family first mortgage	$1,003	$1,854	$769	$3,626	$152,864	$156,490
Green Loans (HELOC)—First Liens	653	—	437	1,090	146,615	147,705
Green Loans (HELOC)—Second Liens	—	—	—	—	5,289	5,289
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—	113	113

Total NTM loans	$1,656	$1,854	$1,206	$4,716	$304,881	$309,597

Traditional loans:
Commercial:
Commercial and industrial	$52	$235	$—	$287	$283,456	$283,743
Real estate mortgage	5,554	194	—	5,748	509,121	514,869
Multi-family	602	—	—	602	140,978	141,580
SBA	14	48	—	62	23,678	23,740
Construction	—	—	—	—	24,933	24,933
Lease financing	271	92	19	382	31,567	31,949
Consumer:
Real estate 1-4 family first mortgage	20,684	6,124	12,181	38,989	628,537	667,526
HELOC’s, home equity loans, and other consumer installment credit	209	110	35	354	108,534	108,888

Total traditional loans	$27,386	$6,803	$12,235	$46,424	$1,750,804	$1,797,228

PCI loans:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$4,028	$4,028
Real estate mortgage	—	—	—	—	15,014	15,014
Multi-family	—	—	—	—	—	—
SBA	45	1	106	152	3,536	3,688
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	21,888	8,580	12,099	42,567	272,253	314,820
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—	1,736	1,736

Total PCI loans	$21,933	$8,581	$12,205	$42,719	$296,567	$339,286

Total	$50,975	$17,238	$25,646	$93,859	$2,352,252	$2,446,111

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2012, excluding accrued interest receivable which is not considered to be material by class of loans and leases:

	As of December 31, 2012
	30—59 Days Past Due	60—89 Days Past Due	Greater than 89 Days Past Due	Total Past Due	Current	Gross Loans and Leases Receivables
	(In thousands)
NTM loans:
Real estate 1-4 family first mortgage	$631	$424	$911	$1,966	$159,801	$161,767
Green Loans (HELOC)—First Liens	1,411	2,507	5,564	9,482	189,238	198,720
Green Loans (HELOC)—Second Liens	—	—	—	—	7,659	7,659
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—	114	114

Total NTM loans	$2,042	$2,931	$6,475	$11,448	$356,812	$368,260

Traditional loans:
Commercial:
Commercial and industrial	$248	$7	$—	$255	$73,324	$73,579
Real estate mortgage	257	518	375	1,150	315,913	317,063
Multi-family	—	—	—	—	114,237	114,237
SBA	26	110	—	136	30,332	30,468
Construction	—	—	—	—	6,623	6,623
Lease financing	118	—	—	118	11,085	11,203
Consumer:
Real estate 1-4 family first mortgage	1,314	1,510	2,272	5,096	208,018	213,114
HELOC’s, home equity loans, and other consumer installment credit	27	—	1	28	13,676	13,704

Total traditional loans	$1,990	$2,145	$2,648	$6,783	$773,208	$779,991

PCI loans:
Commercial:
Commercial and industrial	$—	$—	$178	$178	$6,630	$6,808
Real estate mortgage	1,080	377	445	1,902	19,935	21,837
Multi-family	—	—	—	—	845	845
SBA	317	63	687	1,067	4,541	5,608
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	1,008	1,082	2,080	4,170	60,896	65,066
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—	56	56

Total PCI loans	$2,405	$1,522	$3,390	$7,317	$92,903	$100,220

Total	$6,437	$6,598	$12,513	$25,548	$1,222,923	$1,248,471

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Troubled Debt Restructurings

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

For the years ended December 31, 2013, 2012 and 2011, there were 2, 4 and 4 loans, respectively, that were modified through extensions of maturities. The following table presents loans and leases by class, modified as TDRs that occurred for the periods indicated:

	For the year ended December 31,
	2013			2012			2011
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	($ in thousands)
NTM and Traditional loans:
Commercial:
Real estate mortgage	0	$—	$—	1	$288	$288	0	$—	$—
SBA	0	—	—	3	420	420	0	—	—
Consumer:
Real estate 1-4 family first mortgage	0	—	—	0	—	—	4	4,685	4,477
HELOC’s, home equity loans, and other consumer installment credit	2	435	435	0	—	—	0	—	—

Total	2	$435	$435	4	$708	$708	4	$4,685	$4,477

The following table presents loans and leases by class modified as TDRs for which there was a payment default within twelve months following the modification for the periods indicated:

	For the year ended December 31,
	2013		2012		2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in thousands)
TDRs that subsequently defaulted:
Real estate 1-4 family first mortgage	0	—	1	4	0	—

Total	0	$—	1	$4	0	$—

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents the composition of TDRs as of the dates indicated:

	As of December 31,
	2013			2012
	NTM Loans	Traditional Loans	PCI Loans	NTM Loans	Traditional Loans	PCI Loans
	(In thousands)
Commercial:
Commercial and industrial	$—	$—	$85	$—	$—	$1,236
Real estate mortgage	—	194	2,868	—	530	1,355
Multi-family	—	—	—	—	3,090	—
SBA	—	10	704	—	—	423
Consumer:
Real estate 1-4 family first mortgage	—	3,605	—	4,875	3,690	—
Green Loans (HELOC)—first liens	3,468	—	—	3,482
HELOC’s, home equity loans, and other consumer installment credit	—	—	1,736	—	1	—

Total	$3,468	$3,809	$5,393	$8,357	$7,311	$3,014

TDRs, excluding purchased credit impaired loans, were $7.3 million and $15.7 million at December 31, 2013 and 2012, respectively. The Company did not have any commitments to lend to customers with outstanding loans or leases that are classified as troubled debt restructurings as of December 31, 2013 and 2012.

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

Pass: Loans and leases classified as pass are in compliance in all respects with the Bank’s credit policy and regulatory requirements, and do not exhibit any potential or defined weakness as defined under “Special Mention”, “Substandard” or “Doubtful/Loss”.

Special Mention: Loans and leases classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or lease or of the Company’s credit position at some future date.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Substandard: Loans and leases classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans and leases so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful/Loss: Loans and leases classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Not-Rated: When accrual of income on a pool of purchased credit impaired (PCI) loans with common risk characteristics is appropriate in accordance with ASC 310-30, individual loans in those pools are not risk-rated. The credit criteria evaluated are FICO scores, loan-to-value, delinquency, and actual cash flows versus expected cash flows of the loan pools.

Loans and leases not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans and leases.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents the risk categories for loans and leases as of December 31, 2013:

	As of December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Gross Loans and Leases Receivables
	(In thousands)
NTM loans:
Real estate 1-4 family first mortgage	$151,728	$2,321	$2,441	$—	$—	$156,490
Green Loans (HELOC)—First Liens	129,679	11,470	6,556	—	—	147,705
Green Loans (HELOC)—Second Liens	5,073	—	216	—	—	5,289
HELOC’s, home equity loans, and other consumer installment credit	113	—	—	—	—	113

Total NTM loans	$286,593	$13,791	$9,213	$—	$—	$309,597

Traditional loans:
Commercial:
Commercial and industrial	$280,527	$1	$3,215	$—	$—	$283,743
Real estate mortgage	510,117	—	4,752	—	—	514,869
Multi-family	139,608	—	1,972	—	—	141,580
SBA	23,714	—	26	—	—	23,740
Construction	24,933	—	—	—	—	24,933
Lease financing	31,949	—	—	—	—	31,949
Consumer:
Real estate 1-4 family first mortgage	640,701	6,350	20,475	—	—	667,526
HELOC’s, home equity loans, and other consumer installment credit	108,745	108	33	2	—	108,888

Total traditional loans	$1,760,294	$6,459	$30,473	$2	$—	$1,797,228

PCI loans:
Commercial:
Commercial and industrial	$—	$969	$3,059	$—	$—	$4,028
Real estate mortgage	10,148	—	4,866	—	—	15,014
Multi-family	—	—	—	—	—	—
SBA	844	605	2,239	—	—	3,688
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	—	—	287	—	314,533	314,820
HELOC’s, home equity loans, and other consumer installment credit	—	—	1,736	—	—	1,736

Total PCI loans	$10,992	$1,574	$12,187	$—	$314,533	$339,286

Total	$2,057,879	$21,824	$51,873	$2	$314,533	$2,446,111

PCI loan pools are not risk rated.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents the risk categories for loans and leases as of December 31, 2012:

	As of December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Gross Loans and Leases Receivables
	(In thousands)
NTM loans:
Real estate 1-4 family first mortgage	$154,417	$655	$6,695	$—	$—	$161,767
Green Loans (HELOC) -First Liens	184,970	7,140	6,610	—	—	198,720
Green Loans (HELOC) -Second Liens	7,659	—	—	—	—	7,659
HELOC’s, home equity loans, and other consumer installment credit	114	—	—	—	—	114

Total NTM loans	$347,160	$7,795	$13,305	$—	$—	$368,260

Traditional loans:
Commercial:
Commercial and industrial	$73,579	$—	$—	$—	$—	$73,579
Real estate mortgage	310,976	1,618	4,469	—	—	317,063
Multi-family	109,059	—	5,178	—	—	114,237
SBA	30,296	18	154	—	—	30,468
Construction	6,623	—	—	—	—	6,623
Lease financing	11,203	—	—	—	—	11,203
Consumer:						—
Real estate 1-4 family first mortgage	204,541	3,427	5,146	—	—	213,114
HELOC’s, home equity loans, and other consumer installment credit	13,298	193	213	—	—	13,704

Total traditional loans	$759,575	$5,256	$15,160	$—	$—	$779,991

PCI loans:
Commercial:
Commercial and industrial	$—	$189	$6,619	$—	$—	$6,808
Real estate mortgage	15,108	1,080	5,649	—	—	21,837
Multi-family	845	—	—	—	—	845
SBA	1,148	1,085	3,375	—	—	5,608
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	—	—	137	—	64,929	65,066
HELOC’s, home equity loans, and other consumer installment credit	—	—	56	—	—	56

Total PCI loans	$17,101	$2,354	$15,836	$—	$64,929	$100,220

Total	$1,123,836	$15,405	$44,301	$—	$64,929	$1,248,471

PCI loan pools are not risk rated.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Purchased Credit Impaired Loans and Leases

During the years ended December 31, 2013 and 2012, the Company purchased loans and leases for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table presents the outstanding balance and carrying amount of those loans and leases, which are sometimes collectively referred to as “PCI loans” as of the dates indicated:

	As of December 31,
	2013		2012
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial:
Commercial and industrial	$5,838	$4,028	$11,350	$6,808
Real estate mortgage	17,682	15,014	22,698	21,837
Multi-family	—	—	1,208	845
SBA	4,940	3,688	7,967	5,608
Consumer:
Real estate 1-4 family first mortgage	414,341	314,820	108,428	65,066
HELOC’s, home equity loans, and other consumer installment credit	2,134	1,736	110	56

Total	$444,935	$339,286	$151,761	$100,220

The following table presents a summary of accretable yield, or income expected to be collected for the periods indicated:

	For the year ended December 31,
	2013	2012
	(In thousands)
Balance at beginning of year	$32,206	$—
New loans or leases purchased	155,416	36,000
Accretion of income	(19,177)	(3,633)
Changes in expected cash flows	(17,358)	—
Disposals	(24,751)	(161)

Balance at end of year	$126,336	$32,206

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents loans and leases purchased and acquired through business acquisitions at acquisition dates for which it was probable at acquisition that all contractually required payments would not be collected for the periods indicated:

	For the year ended December 31,
	2013	2012
	(In thousands)
Commercial:
Commercial and industrial	$2,721	$12,542
Real estate mortgage	3,226	24,164
Multi-family	—	1,222
SBA	—	8,684
Construction	4,333	—
Lease financing	—	—
Consumer:
Real estate 1-4 family first mortgage	473,942	115,207
HELOC’s, home equity loans, and other consumer installment credit	844	—

Outstanding Balance	$485,066	$161,819

Cash flows expected to be collected at acquisitions	504,197	141,302
Fair value of acquired loans at acquisition	348,569	105,302

During the year ended December 31, 2013, the Company completed five seasoned SFR mortgage loan pool acquisitions with unpaid principal balances and fair values of $1.02 billion and $849.9 million, respectively, at the respective acquisition dates. The Company determined that unpaid principal balance and fair value of $473.9 million and $342.1 million of these loans displayed evidence of credit quality deterioration since origination and it was probable, at acquisition that all contractually required payments would not be collected (2013 PCI Loans). During the year ended December 31, 2013, the Company sold a portion of 2013 PCI loans with unpaid principal balances and carrying values of $131.4 million and $74.2 million, respectively. The total unpaid principal balances and carrying values of the 2013 PCI Loans as of December 31 were $326.0 million and $261.3 million, respectively.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Purchases and Sales

The following table presents loans and leases purchased and/or sold by portfolio segment, excluding loans and leases acquired in business combinations and purchased credit-impaired loans and leases for the periods indicated:

	For the year ended December 31,
	2013		2012
	Purchases	Sales	Purchases	Sales
	(In thousands)
Commercial:
Commercial and industrial	$—	$—	$—	$—
Real estate mortgage	—	—	1,400	—
Multi-family	—	—	17,274	—
SBA	—	2,507	—	7,116
Construction	—	—	—	—
Lease financing	7,850	—	11,772	—
Consumer:
Real estate 1-4 family first mortgage	507,736	186,140	—	70,438
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—

Totals	$515,586	$188,647	$30,446	$77,554

The Company purchased the above loans and leases at a net discount of $43.4 million and 231 thousand for the years ended December 31, 2013 and 2012, respectively. For the purchased loans and leases disclosed above, the Company did not incur any specific allowances for loan and lease losses during the year ended December 31, 2013 and 2012. The Company determined that it was probable at acquisition that all contractually required payments would be collected.

During 2013, the Company also strategically transferred certain loans of $181.4 million, net of transfer of $1.4 million from allowance from loan and leases, from loans and leases held for investment to loans held for sale at lower of cost or fair value and sold them in pools, unlike the loans individually originated to be sold into the secondary market on a whole loan basis. Starting with the year ended December 31, 2013, the Company began originating these certain loans directly into the held for sale status.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

NOTE 6—PREMISES, EQUIPMENT, AND CAPITAL LEASES, NET

The following table presents the summary of premises and equipment, including capital leases that are included in equipment, as of the dates indicated:

	As of December 31,
	2013		2012
	Total Premises and Equipment	Capital Leases	Total Premises and Equipment	Capital Leases
	(In thousands)
Land	$18,000	$—	$1,187	$—
Building and improvement	26,995	—	6,695	—
Furniture, fixtures, and equipment	22,583	3,207	10,845	532
Leasehold improvements	7,001	—	4,876	—
Construction in process	2,341	—	611	—

Total	76,920	3,207	24,214	532
Less accumulated depreciation and amortization	(10,660)	(498)	(8,067)	(49)

Premises and equipment, net	$66,260	$2,709	$16,147	$483

During the year ended December 31, 2013, the Company purchased a certain improved real property office complex located at 1588 South Coast Drive, Costa Mesa, California (the Property) at a purchase price of approximately $40.0 million. The Property will be used for the Company’s main office in the future following the completion of certain renovation and construction.

On October 4, 2013, the Company completed the sale of eight branch locations to AmericanWest Bank, a Washington state chartered bank. The transaction included net book values of $1.2 million of land and improvement, $1.2 million of buildings, $402 thousand of furniture, fixtures and equipment, and $348 thousand of leasehold improvement as of the transaction date.

The Company recognized depreciation expense of $4.3 million, $1.7 million and $650 thousand for years ended December 31, 2013, 2012, and 2011, respectively.

The Company leases certain equipment under capital leases. The lease arrangements require monthly payments through 2020.

The Company leases certain properties under operating leases. Total rent expense for the years ended December 31, 2013, 2012, and 2011 amounted to $7.6 million, $3.2 million and $608 thousand, respectively. Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2013 pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows, before considering renewal options that generally are present.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents the future commitments under operating leases and capital leases as of December 31, 2013:

	2014	2015	2016	2017	2018 and after	Total
	(In thousands)
Commitments under operating leases	$8,984	$8,238	$6,692	$4,939	$6,745	$35,598
Commitments under capital lease	666	666	666	591	133	2,722

	$9,650	$8,904	$7,358	$5,530	$6,878	$38,320

NOTE 7—SERVICING RIGHTS

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

Income earned from servicing rights for the year ended December 31, 2013 and 2012 were $2.0 million and $92 thousand, respectively. This amount is reported in loan servicing income in the consolidated statements of operations. The following table presents a composition of servicing rights as of the dates indicated:

	As of December 31,
	2013	2012
	(In thousands)
Mortgage servicing rights, at fair value	$13,535	$1,739
SBA servicing rights, at cost	348	539

Total	$13,883	$2,278

Servicing retained sold mortgage loans are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at December 31, 2013 and 2012 was $1.37 billion and $211.4 million, respectively. Custodial escrow balances maintained in connection with serviced loans were $5.9 million and $1.1 million at December 31, 2013 and 2012, respectively.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Mortgage Servicing Rights

The following table presents the key characteristics, inputs and economic assumptions used to estimate the fair value of the MSRs as of dates indicated:

	As of December 31,
	2013	2012
	($ in thousands)
Fair value of retained MSRs	$13,535	$1,739
Decay (prepayment/default)	15.40%	25.19%
Discount rate	10.39%	10.50%
Constant prepayment rate	10.28%	13.86%
Weighted-average life (in years)	7.37	5.85

The following table presents activity in the MSRs for the periods indicated:

	For the year ended December 31,
	2013	2012
	(In thousands)
Balance at beginning of year	$1,739	$—
Acquired in business combinations	—	1,534
Additions	11,463	441
Prepayments	(480)	(69)
Changes in fair value resulting from valuation inputs or assumptions	1,360	(42)
Other—loans paid off	(547)	(125)

Balance at end of year	$13,535	$1,739

SBA Servicing Rights

The Company used a discount rate of 7.25 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speed are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	For the year ended December 31,
	2013	2012
	(In thousands)
Balance at beginning of year	$539	$—
Acquired in business combinations	—	557
Additions	32	171
Amortization, including prepayments	(223)	(189)

Balance at end of year	$348	$539

There was no valuation allowance as of December 31, 2013 and 2012 for SBA servicing rights.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The Company did not have any interest-only strip outstanding as of December 31, 2013 and 2012. The following table presents activity in the interest-only strip for the periods indicated:

	For the year ended December 31,
	2013	2012
	(In thousands)
Balance at beginning of year	$—	$—
Acquired in business combinations	—	30
Additions	—	—
Disposals	—	(29)
Amortization, including prepayments	—	(1)

Balance at end of year	$—	$—

NOTE 8—OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned for the periods indicated:

	For the year ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$4,527	$14,692	$6,562
Additions	229	3,863	22,414
Sales and net direct write-downs	(6,825)	(16,040)	(13,582)
Net change in valuation allowance	2,069	2,012	(702)

Balance at end of year	$—	$4,527	$14,692

The following table presents the activity in the other real estate owned valuation allowance for the periods indicated:

	For the year ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$2,069	$4,081	$3,379
Additions	97	703	4,843
Net direct write-downs and removals upon sale	(2,166)	(2,715)	(4,141)

Balance at end of year	$—	$2,069	$4,081

The following table presents expenses related to foreclosed assets included in loan servicing and foreclosure expenses on the consolidated statements of operations for the periods indicated:

	For the year ended December 31,
	2013	2012	2011
	(In thousands)
Net gain (loss) on sales	$464	$464	$(760)
Operating expenses, net of rental income	(362)	(676)	(1,176)

Total	$102	$(212)	$(1,936)

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents loans provided for sales of other real estate owned, included in other assets on the consolidated statements of financial condition, and deferred gain on real estate sold on contract, included in accrued expenses and other liabilities on the consolidated statements of financial condition for the periods indicated:

	For the year ended December 31,
	2013	2012	2011
	(In thousands)
Loans provided for sales of other real estate owned sold on contract	$—	$914	$1,145
Deferred gain on other real estate sold on contract	—	10	50

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS, NET

At December 31, 2013, the Company had goodwill of $30.1 million related to the CS Financial, PBOC, and Beach acquisitions discussed above in Note 2, Business Combinations. The following table presents changes in the carrying amount of goodwill for the periods indicated:

	For the year ended December 31,
	2013	2012	2011
	(In thousands)
Goodwill balance at beginning of the year	$7,048	$—	$—
Goodwill acquired during the year	23,095	7,048	—
Impairment losses	—	—	—

Goodwill balance at end of year	$30,143	$7,048	$—

Accumulated impairment losses at end of year	$—	$—	$—

During the year ended December 31, 2013, the Company wrote off all remaining trade name intangible assets of Beach, Gateway and PBOC of $976 thousand due to the merger of the Company’s two banking subsidiaries into a single bank. The Company also wrote off a portion of core deposit intangibles on savings deposits acquired through Gateway acquisition of $85 thousand due to lower remaining deposit balances than forecasted.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Core deposit intangibles are amortized over their useful lives ranging from 4 to 7 years. As of December 31, 2013, the weighted average remaining amortization period for core deposit intangibles was approximately 6.2 years. The following table presents a summary of other intangible assets as of the dates indicated:

	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
	(In thousands)
December 31, 2013:
Amortized intangible assets:
Trade name	$—	$—	$—
Core deposit intangibles	15,433	3,281	12,152

Totals	$15,433	$3,281	$12,152

December 31, 2012:
Amortized intangible assets:
Trade name	$980	$28	$952
Core deposit intangibles	5,190	668	4,522

Totals	$6,170	$696	$5,474

Aggregate amortization of intangible assets was $2.7 million and $696 thousand for the years ended December 31, 2013 and 2012, respectively. The following table presents estimated future amortization expenses as of December 31, 2013:

	2014	2015	2016	2017	2018 and after	Total
	(In thousands)
Estimated future amortization expense	$3,487	$2,878	$2,275	$1,684	$1,828	$12,152

NOTE 10—DEPOSITS

The following table presents the components of interest-bearing deposits as of the dates indicated:

	As of December 31,
	2013	2012
	(In thousands)
Interest-bearing demand deposits	$539,098	$15,111
Money market accounts	518,696	294,804
Savings accounts	963,536	159,055
Time deposits under $100,000	27,921	153,066
Time deposits of $100,000 or more	440,235	489,644

Total interest-bearing deposits	$2,489,486	$1,111,680

Total interest-bearing deposits increased $1.38 billion during the year ended December 31, 2013. The increase is mainly due to $325.8 million in interest-bearing deposits acquired through PBOC acquisition and $1.37 billion in deposits generated through strategic plans aiming to increase core deposits by launching interest-

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

bearing core deposit products with enhanced features to attract high net worth depositors in the Company’s target markets while reducing the reliance on time deposits, which also resulted in $174.6 million decrease in time deposits, partially offset by $438.3 million interest-bearing deposits sold through the branch sale transaction with AWB.

As of December 31, 2013, the Bank had brokered deposits of $350.0 million, which represented 9.7 percent of total assets. The Bank has an asset liability management policy that limits brokered deposit balances to no more than 45 percent of total assets, with an operating target of less than 20 percent of total assets.

The following table presents scheduled maturities of time deposits as of December 31, 2013:

	2014	2015	2016	2017	2018 and after	Total
	(In thousands)
Time deposits under $100,000	$20,650	$2,908	$2,938	$1,098	$327	$27,921
Time deposits of $100,000 or more	253,323	52,119	82,806	24,692	27,295	440,235

Total time deposits	$273,973	$55,027	$85,744	$25,790	$27,622	$468,156

NOTE 11—FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2013, $25.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.59 percent to 0.82 percent with a weighted average rate of 0.73 percent. At December 31, 2013, $225.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.06 percent as of that date. At December 31, 2012, $63.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.28 percent to 0.82 percent with a weighted average rate of 0.47 percent and $12.0 million of Bank’s advances from the FHLB advances were variable-rate and had a weighted average interest rate of 0.28 percent. The following table presents contractual maturities by year of the Bank’s advances as of December 31, 2013:

	2014	2015	2016	2017	2018 and after	Total
	(In thousands)
Fixed rate	$10,000	$15,000	$—	$—	$—	$25,000
Variable rate	225,000	—	—	—	—	225,000

Total FHLB advances	$235,000	$15,000	$—	$—	$—	$250,000

Each advance is payable at its maturity date. Advances totaling $235.0 million matured in January 2014. Advances paid early are subject to a prepayment penalty. At December 31, 2013 and 2012, the Bank’s advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $740.1 million and $458.9 million, respectively, and the Bank’s investment in capital stock of the FHLB of San Francisco totaled $14.4 million and $8.4 million, respectively. Based on this collateral and the Bank’s holding of FHLB stock, the Bank was eligible to borrow additional $322.9 million at December 31, 2013. In addition, the Bank had available lines of credit with the Federal Reserve Bank totaling $80.8 million at December 31, 2013.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	For the year ended December 31,
	2013	2012	2011
	($ in thousands)
Weighted-average interest rate at end of year	0.13%	0.44%	1.79%
Average interest rate during the year	0.36%	0.64%	2.63%
Average balance	$74,712	$54,030	$39,918
Maximum amount outstanding at any month-end	$250,000	$100,000	$70,000
Balance at end of the year	$250,000	$75,000	$20,000

NOTE 12—LONG TERM DEBT

On April 23, 2012, the Company completed the public offering of $33.0 million aggregate principal amount of its 7.50 percent Senior Notes due April 15, 2020 (the Notes) at a price to the public of $25.00 per Note. Net proceeds after discounts were approximately $31.7 million. The Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the Base Indenture), as supplemented by the First Supplemental Indenture, dated as of April 23, 2012 (the “Supplemental Indenture,” and together with the Base Indenture, the Indenture), between the Company and U.S. Bank National Association, as trustee.

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

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

NOTE 13—INCOME TAXES

The following table presents the components of income tax expense (benefit) for the periods indicated:

	For the year ended December 31,
	2013	2012	2011
	(In thousands)
Current income taxes:
Federal	$(332)	$34	$(2,245)
State	19	—	—

Total current income tax expense (benefit)	(313)	34	(2,245)
Deferred income taxes:
Federal	2,646	(1,252)	457
State	858	(356)	163

Total deferred income tax expense (benefit)	3,504	(1,608)	620

Change in valuation allowance	4,069	1,689	1,329

Income tax expense (benefit)	$7,260	$115	$(296)

The following table presents a reconciliation of the recorded income tax expense (benefit) to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 34 percent to income (loss) before income taxes for the periods indicated:

	For the year ended December 31,
	2013	2012	2011
Computed expected income expense (benefit) at Federal statutory rate	34.0%	34.0%	-34.0%
Increase (decrease) resulting from:
Book bargain purchase gain from Gateway acquisition	—	-68.4%	—
Other permanent book-tax differences	3.6%	9.1%	-16.2%
State tax expense, net of federal benefit	7.8%	-3.8%	3.6%
Change in valuation allowance	55.4%	30.4%	43.9%
Other, net	-1.9%	0.8%	-7.1%

Effective tax rates	98.9%	2.1%	-9.8%

The Company had net income taxes receivable of $3.0 million and $5.5 million at December 31, 2013 and December 31, 2012, respectively, on its consolidated balance sheet. The Company had available at December 31, 2013, $11.7 million of unused Federal net operating loss carryforwards that may be applied against future taxable income through 2033. The Company had available at December 31, 2013, $39.1 million of unused state net operating loss carryforwards that may be applied against future taxable income through 2033. The Company had available at December 31, 2013, $1.7 million of unused federal income tax credits that may be applied to future income tax liabilities through 2033. Utilization of the net operating loss and other carryforwards are subject to annual limitations set forth in Section 382 of the Internal Revenue Code. The tax attributes acquired in the Beach Business Bank and Gateway Bancorp acquisitions are subject to an annual Section 382 limitation of $1.3 million and $0.5 million, respectively.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents the tax effects of temporary difference that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	For the year ended December 31,
	2013	2012	2011
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$15,138	$9,537	$5,260
Investment in Partnership	316	—	135
Stock options and awards	2,212	1,336	420
Accrued expenses	2,112	1,515	—
OREO valuation allowance	—	852	1,679
Reserve for loss on repurchased loans	2,433	1,421
Federal NOL	3,988	2,357	—
State NOL	4,235	2,314	945
Federal Credits	1,764	1,749	1,038
Unrealized loss on securities available for sale	662	—	—
Other deferred tax assets	1,509	1,453	1,452

	34,369	22,534	10,929

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	—	(1,219)	(683)
Derivative instruments adjustment	(2,362)	(736)	—
Investment in Partnership	—	(6)	—
Mortgage servicing rights	(6,070)	(716)	—
FHLB stock dividends	(609)	(618)	(567)
Intangible amortization	(5,460)	(2,451)	—
Other deferred tax liabilities	(2,525)	(800)	(707)

	(17,026)	(6,546)	(1,957)
Valuation allowance	(17,343)	(8,416)	(1,329)

Net deferred tax assets	$—	$7,572	$7,643

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, and tax planning strategies. Based on this analysis, the Company determined that a full valuation allowance of $17.3 million against net deferred tax assets was required as of December 31, 2013. The reversal of the valuation allowance will be reduced by the federal tax effect on the Bank’s state deferred tax assets of approximately $2 million. The Company had recorded a valuation allowance of $8.4 million as of December 31, 2012. The increase in the valuation allowance against its federal and state deferred tax assets was due to current year losses, the acquisition of PBOC and its associated deferred tax assets, and the Company’s inability to project sufficient future taxable income to utilize the net deferred tax assets as of December 31, 2013.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The Company adopted the provisions of ASC 740-10-25, which relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on January 1, 2007. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2013 and December 31, 2012, the Company had unrecognized tax benefits of $2.2 million and zero respectively. The unrecognized tax benefits, if recognized, would not result in a reduction of income tax expense.

In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the financial statements as income tax expense. At December 31, 2013 and 2012, the Company had no accrued interest or penalties.

The table below summaries the activity related to our unrecognized tax benefits:

	For the year ended December 31,
	2013	2012
	(In thousands)
Beginning Balance	$—	$—
Increase related to prior year tax positions	345	—
Increase in current year tax positions	$1,858	—

Ending Balance	$2,203	$—

The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

Banc of California, Inc. and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for tax years before 2010 and for all state tax years before 2009. Banc of California, Inc. and its subsidiaries are currently under exam by the Internal Revenue Service (IRS) for the 2010 and 2011 tax years. The consolidated returns for these years include Banc of California, Inc. and the Bank. The exam on Gateway Bancorp, Inc. and its subsidiaries by IRS for the 2008 and 2009 tax years is also currently open. Based on this exam, the Company recognized an income tax receivable of $331 thousand related to an adjustment to the allowance for loan and lease losses proposed by IRS and agreed to by the Company.

NOTE 14—MORTGAGE BANKING ACTIVITIES

The Bank originates conforming single family residential mortgage loans and sells these loans in the secondary market. This activity is conducted in the name of the Bank with certain retail channels operating under different DBA or trade names such as Banc Home Loans and CS Financial. During the year ended December 31, 2013, the mortgage operations unit expanded its platform to include wholesale and warehouse lending and added 46 new producing loan production offices. The amount of net gain on mortgage banking activities is a function of mortgage loans originated for sale and the fair value of these loans. Net gain on mortgage banking activities includes mark to market pricing adjustments on loan commitments and forward sales contracts, initial capitalized value of mortgage servicing rights (MSRs) and loan origination fees.

During the year ended December 31, 2013, the Bank originated $1.94 billion of conforming single family residential mortgage loans and sold $1.86 billion of loans in the secondary market. The net gain and margin were

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

$58.0 million and 3.0 percent, respectively, and loan origination fees were $9.9 million for the year ended December 31, 2013. Included in the net gain is the initial capitalized value of our MSRs, which totaled $10.9 million, on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the year ended December 31, 2013.

During the year ended December 31, 2012, the Bank originated $518 million of conforming single family residential mortgage loans and sold $477 million of loans in the secondary market. The net gain and margin were $18.9 million and 3.7 percent, respectively, and loan origination fees were $2.8 million for the year ended December 31, 2012. Included in the net gain is the initial capitalized value of our MSRs, which totaled $441 thousand, on loans sold to Fannie Mae for the year ended December 31, 2013.

In addition to net gain on mortgage banking activities, the Company records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Provision for loan repurchases totaled $2.4 million and $256 thousand for the year ended December 31, 2013 and 2012, respectively.

Mortgage Loan Repurchase Obligations

The following table presents a summary of activity in the reserve for loss reimbursements on sold loans for the periods indicated:

	For the year ended December 31,
	2013	2012
	(In thousands)
Balance at beginning of year	$3,485	$—
Acquired in business combinations	314	3,254
Provision for loan repurchases	2,383	256
Payments made for loss reimbursement on sold loans	(755)	(25)

Balance at end of year	$5,427	$3,485

NOTE 15—RISK MANAGEMENT AND DERIVATIVE INSTRUMENTS

The Company uses derivative instruments and other risk management techniques to reduce its exposure to adverse fluctuations in interest rates in accordance with its risk management policies. The Company utilizes forward contracts and investor commitments to economically hedge mortgage banking products and may from time to time use interest rate swaps as hedges against certain liabilities.

On September 30, 2013, the Company entered into pay-fixed, receive-variable interest-rate swap contracts with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR based variable rate deposits. The Company is accounting for the swaps as cash flow hedges under ASC 815. The notional amount of the interest rate swaps were $50.0 million with a maturity date of September 27, 2018. The fair values of the interest rate swaps were $226 thousand as of December 31, 2013.

The Company originates residential real estate mortgage loans and generates revenues from the origination and sale of these loans. Although management closely monitors market conditions, such activities are sensitive to

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

fluctuations in prevailing interest rates and real estate markets. As of December 31, 2013, approximately 85.7 percent of all properties securing loans held for sale were located in California. A change in the underlying economic conditions of the California residential real estate market could have an adverse impact on the Company’s results of operations.

In connection with mortgage banking activities, if interest rates increase, the value of the Company’s loan commitments to borrowers and fixed rate mortgage loans held-for-sale are adversely impacted. The Company attempts to economically hedge the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by selling forward contracts on securities with government-sponsored enterprises (GSEs) and investors in loans. Forward contracts on securities of GSEs and loan commitments to borrowers are non-designated derivative instruments and the gains and losses resulting from these derivative instruments are included in net gain on mortgage banking activities in the accompanying consolidated statements of operations. At December 31, 2013, the resulting derivative asset of $5.3 million and liability of none, are included in other assets and accrued expenses and other liabilities, respectively, on the accompanying consolidated statements of financial condition. At December 31, 2013, the Company had outstanding forward sales commitments totaling $242.3 million. At December 31, 2013, the Company was committed to fund loans for borrowers of approximately $129.0 million.

The net losses relating to free-standing derivative instruments used for risk management were $270 thousand for the year ended December 31, 2013, and are included in net gain on mortgage banking activities in the consolidated statements of operations. Prior to the third quarter of 2012, the Company held no derivatives.

The following table presents the amount and market value of mortgage banking derivatives included in the consolidated statements of financial condition as of the dates indicated. Note 3, Fair Value of Financial Instruments, contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	As of December 31,
	2013		2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Included in assets:
Interest rate lock commitments	$129,010	$3,962	$82,668	$2,102
Mandatory forward commitments	242,337	1,305	54,273	197
Other assets (best efforts commitments)	—	—	8,619	591
Options	—	—	—	—
Interest rate swap	$50,000	$226	$—	$—

Total included in assets	$421,347	$5,493	$145,560	$2,890

Included in liabilities:
Interest rate lock commitments	$—	$—	$7,604	$71
Mandatory forward commitments	—	—	86,790	441
Other liabilities (best efforts commitments)	—	—	34,208	476

Total included in liabilities	$—	$—	$128,602	$988

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

NOTE 16—EMPLOYEE STOCK COMPENSATION

Share-based Compensation Expense

For the years ended December 31, 2013, 2012 and 2011, share-based compensation expense was $2.9 million, $1.7 million, and $1.2 million, respectively. The Company recognized any tax benefit (expense) of none, $(17) thousand and $143 thousand for the years ended December 31, 2013, 2012 and 2011.

On July 16, 2013, the Company’s stockholders approved the Company’s 2013 Omnibus Stock Incentive Plan (the 2013 Omnibus Plan). Upon the approval of the 2013 Omnibus Plan, no new awards may be granted under the Company’s 2011 Omnibus Incentive Plan or any prior equity incentive plans. The 2013 Omnibus Plan provides that the aggregate number of shares of Company common stock that may be subject to awards under the 2013 Omnibus Plan will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of December 31, 2013, the Share Limit and available shares for future awards under the 2013 Omnibus Plan were 2,992,497 shares.

Unrecognized Share-based Compensation Expense

The following table presents unrecognized share-based compensation expense as of December 31, 2013:

	Unrecognized Expense	Average Expected Recognition Period
	($ in thousands)
Stock option awards	$1,376	3.8 years
Restricted stock awards	11,143	3.7 years

Total	$12,519	3.7 years

Stock Options

The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the current market price on the date of grant, and generally have provided for a three-year to five-year vesting period and contractual terms of 7 to 10 years.

The weighted-average estimated fair value per share options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	For the year ended December 31,
	2013	2012	2011
	($ in thousands, except per share data)
Granted date fair value of options granted	$1,399	$634	$522
Fair value of options vested	$1,090	$—	$—
Total intrinsic value of options exercised	$104	$—	$—
Cash received from options exercised	$—	$—	$—
Weighted-average estimated fair value per share of options granted	$3.52	$3.84	$3.52

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Expected volatility was determined based on the historical monthly volatility of our stock price over a period equal to the expected term of the options granted. The expected term of the options represents the period that options granted are expected to be outstanding based primarily on the historical exercise behavior associated with previous options grants. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of grant for a period equal to the expected term of the options granted.

The following table presents a summary of weighted-average assumptions used for calculating fair value options for the periods indicated:

	For the year ended December 31,
	2013	2012	2011
Weighted-average assumptions
Dividend yield	3.87%	4.07%	2.89%
Expected volatility	41.06%	47.18%	40.80%
Expected term	5.0 years	10.0 years	3.0 years
Risk-free interest rate	1.21%	1.67%	0.83%

The following table presents stock option activity and weighted-average exercise price per share for the periods indicated:

	For the year ended December 31,
	2013		2012		2011
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of period	525,799	$12.16	918,569	$12.01	770,000	$11.42
Granted	389,569	$13.72	165,000	$11.54	148,569	$15.09
Replacement awards issued	22,581	$12.65	—	—	—	—
Exercised	(44,988)	$12.00	—	—	—	—
Forfeited	(158,240)	$13.41	(557,770)	$11.80	—	—

Outstanding at end of period	734,721	$12.73	525,799	$12.16	918,569	$12.01

Exercisable at end of period	526,667	$12.00	259,131	$12.46	256,664	$11.42

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents unvested stock option activities and weighted-average exercise price per share for the periods indicated:

	For the year ended December 31,
	2013		2012		2011
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Non-vested outstanding at beginning of period	266,668	$11.70	723,904	$12.17	770,000	$11.42
Granted	389,569	$13.72	165,000	$11.80	148,569	$15.09
Vested	(93,334)	$11.68	(170,236)	$13.26	(194,665)	$11.45
Forfeited	(143,334)	$12.95	(452,000)	$11.90	—	—

Non-vested outstanding at end of period	419,569	$13.16	266,668	$11.70	723,904	$12.17

The following table presents a summary of stock options outstanding as of December 31, 2013:

	Options Outstanding				Options Exercisable
	Number of Shares	Intrinsic Value	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Number of Shares	Intrinsic Value	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life
$11.36 to $12.00	326,667	$618,467	$11.52	7.4 years	326,667	$618,467	$11.52	7.4 years
$12.00 to $13.00	75,000	87,750	$12.24	8.7 years	75,000	87,750	$12.24	8.7 years
$13.00 to $13.41	125,000	35,250	$13.13	9.5 years	125,000	35,250	$13.13	9.5 years
$13.41 to $15.00	167,162	—	$14.25	5.5 years	—	—	$—	—
$15.00 to $15.81	40,892	—	$15.81	7.5 years	—	—	$—	—

Total	734,721	$741,467	$12.73	7.5 years	526,667	$741,467	$12.00	8.1 years

Restricted Stock Awards

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

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents a summary of changes in the Company’s nonvested shares for the periods indicated:

	For the year ended December 31,
	2013		2012		2011
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Non-vested shares outstanding at beginning of period	163,682	$11.43	58,716	$13.28	33,878	$13.80
Granted	936,542	$13.82	224,943	$11.72	48,606	$11.84
Vested	(88,169)	$11.98	(104,414)	$12.45	(23,228)	$10.81
Forfeited	(118,169)	$12.70	(15,563)	$15.81	(540)	$22.23

Non-vested shares outstanding at end of period	893,886	$13.78	163,682	$11.43	58,716	$13.28

Stock Appreciation Rights Plan

On August 21, 2012, the Company granted to its chief executive officer a ten-year stock appreciation right (SAR) with respect to 500,000 shares (Initial SAR) of the Company’s common stock with a base price of $12.12 per share. Compensation expense for the SAR is recognized over the vesting period based on the fair value as calculated using Black Scholes as of the grant date and adjusted each quarter. The SAR will be settled in cash. One third of the SAR vested on the grant date, one third vested on the first anniversary of the grant date and one-third will vest on the second anniversary of the grant date such that the SAR will be fully vested on the second anniversary of the grant date. On June 21, 2013, a SAR with respect to an additional 150,933 shares (Additional SAR I) with a base price of $13.00 per share was granted to the Company’s chief executive officer pursuant to the anti-dilutive provision under his SAR agreement with the Company due to the Company’s issuance on that date of shares of common stock in an underwritten public offering. On July 1, 2013, July 2, 2013 and December 10, 2013, SARs with respect to an additional 88,366, 15,275 and 70,877 shares (Additional SARs II, III and IV, respectively) with base prices of $13.49, $13.49 and $12.65 per share, respectively, were granted to the Company’s chief executive officer pursuant to his SAR agreement with the Company due to the Company’s issuances on those dates of shares of common stock in connection with the completion of the PBOC acquisition, the exercise of the over-allotment option granted to the underwriters of the Company’s public common stock offering initially completed on June 21, 2013 and the private placement in accordance with a Securities Purchase Agreement executed on December 3, 2013. The Additional SARs have the same terms and conditions as the Initial SAR granted pursuant to the SAR agreement.

The weighted-average grant date fair values were $3.58, $1.92, and $2.93 for initial SAR, Additional SARs, and total SARs, respectively. On December 13, 2013, the Company converted all outstanding SARs to stock options with the same terms absent an ability to settle in cash. The weighted-average fair value of the total SARs was $2.28 per share on the conversion date and the Company transferred $1.4 million of total recognized fair value from liability to additional paid in capital. During the year ended December 31, 2013, the Company recognized the SAR related compensation expense of $1.1 million, compared to $687 thousand for the year

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

ended December 31, 2012. The following table presents a summary of assumptions used to calculate fair values of the stock options that were previously SARs as of December 13, 2013:

As of December 13, 2013
SARs granted	825,451
Weighted average estimated fair value per share of SARs granted	$12.48
Risk-free interest rate	0.56%
Expected term	2.6 years
Expected stock price volatility	29.43%
Dividend yield	3.73%

NOTE 17—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan whereby all employees, with the exception of Beach employees discussed below, can participate in the plan. Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws. The Company makes an enhanced safe-harbor matching contribution that equals to 100 percent of the first 4 percent of the employee’s deferral rate not to exceed 4 percent of the employee’s compensation. The safe-harbor matching contribution is fully vested by the participant when made.

For the years ended December 31, 2013, 2012 and 2011 expense attributable to both of the 401(k) plans amounted to $1.7 million, $709 thousand and $170 thousand, respectively.

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

Employee Equity Ownership Plan

The Company established the Employee Equity Ownership Plan (EEOP) effective October 15, 2013 for the benefit of employees. The EEOP is administered under the Company’s 2013 Omnibus Stock Incentive Plan and the awards thereunder are issued upon the terms and conditions and subject to the restrictions of the Company’s 2013 Omnibus Stock Incentive Plan. The EEOP provides that employees eligible to receive awards under the EEOP are any employees with titles below Assistant Vice President or any employees who are not otherwise given shares pursuant to any other Company-sponsored equity program. The Company issued 157,100 shares of restricted stock awards under the EEOP in 2013.

Employee Stock Ownership Plan

The Company maintained the Employee Stock Ownership Plan (ESOP) for the benefit of its employees. The Company issued 423,200 shares of common stock to the ESOP in exchange for a ten-year note in the amount of approximately $5.1 million. The $5.1 million for the ESOP purchase was borrowed from the Company. The ESOP was terminated effective December 2011 and was completely distributed in October 2013. The ten-year note was paid in full at December 31, 2011.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

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

During 2011 and 2010, 42,320 shares of stock with an average fair value of $14.29 and $10.75 per share were committed to be released, resulting in ESOP compensation expense of $605 thousand and $455 thousand, respectively, for each year. As of December 31, 2012, the remaining shares committed to be released were fully allocated to participants. There was no ESOP compensation expense recorded during 2012. During 2011 and 2010, 1,861, and 144 shares were forfeited, respectively. There were no shares forfeited during 2012. Per the terms of the ESOP plan, the forfeited shares were sold out of the plan and the proceeds were used to reduce the Company’s contribution resulting in a reduction of compensation expense. The ESOP was completely liquidated in October 2013.

NOTE 18—SHAREHOLDERS’ EQUITY

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

Common Stock

On June 21, 2013, the Company issued 2,268,000 shares of its voting common stock in an underwritten public offering for gross proceeds of approximately $29.5 million and 1,153,846 shares of voting common stock to two institutional investors in a registered direct offering for gross proceeds of approximately $15 million. On July 2, 2013, the Company issued an additional 360,000 shares of voting common stock upon the exercise in full by the underwriters of the underwritten public offering of their 30-day over-allotment option, for additional gross proceeds of approximately $4.4 million. On December 10, 2013, the Company completed the issuance and sale of an aggregate of 1,509,450 shares of common stock to Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. at $13.25 per share, in exchange for aggregate cash consideration of approximately $20 million.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

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

As discussed under Note 2, Business Combinations and Branch Sales, on July 1, 2013, the Company completed its previously announced acquisition of PBOC. Upon completion of the acquisition, each share of preferred stock issued by PBOC as part of the Small Business Lending Fund (SBLF) program of the United States Department of Treasury (10,000 shares in the aggregate with a liquidation preference amount of $1,000 per share) was converted automatically into one substantially identical share of preferred stock of the Company with a liquidation preference amount of $1,000 per share, designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series B. The terms of the preferred stock issued by the Company in exchange for the PBOC preferred stock are substantially identical to the preferred stock previously issued by the Company as part of its own participation in the SBLF program (32,000 shares in aggregate with a liquidation preference amount of $1,000 per share), designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series A.

Change in Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income includes unrealized gain (losses) on available-for-sale investment securities and unrealized gain on cash flow hedge. Changes to other accumulated other comprehensive income are presented net of tax effect as a component of equity. Reclassification from accumulated comprehensive income are recorded on the statements of operations either as a gain or loss.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents changes to accumulate other comprehensive income by components are presented in the following tables for the periods indicated:

	Unrealized Gain (Losses) on AFS Securities	Cash Flow Hedge	Total
	(In thousands)
Balance at January 1, 2011	$2,599	$—	$2,599
Unrealized gain (loss) arising during the period	(3,123)	—	(3,123)
Reclassification adjustment from other comprehensive income	(2,888)	—	(2,888)
Tax effect of current period changes	2,473	—	2,473

Total changes, net of taxes	(3,538)	—	(3,538)

Balance at December 31, 2011	$(939)	$—	$(939)
Unrealized gain (loss) arising during the period	2,253	—	2,253
Reclassification adjustment from other comprehensive income	83	—	83
Tax effect of current period changes	—	—	—

Total changes, net of taxes	2,336	—	2,336

Balance at December 31, 2012	$1,397	$—	$1,397
Unrealized gain (loss) arising during the period	(1,892)	226	(1,666)
Reclassification adjustment from other comprehensive income	(331)	—	(331)
Tax effect of current period changes	—	—	—

Total changes, net of taxes	(2,223)	226	(1,997)

Balance at December 31, 2013	$(826)	$226	$(600)

NOTE 19—REGULATORY CAPITAL MATTERS

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject. With respect to the Bank, prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2013, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

The following table presents the capital amounts and ratios for the Company and the Bank as of December 31, 2013 and for the Company, the Bank (then known as Pacific Trust Bank), and PBOC (then known as Beach Business Bank) as of December 31, 2012

	Amount		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
December 31, 2013:
Banc of California, Inc.
Total risk-based capital ratio	$307,457	12.45%	$197,503	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	281,786	11.41%	98,752	4.00%	N/A	N/A
Tier 1 leverage ratio	281,786	8.02%	140,463	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$360,634	14.65%	$196,998	8.00%	$246,247	10.00%
Tier 1 risk-based capital ratio	334,963	13.60%	98,499	4.00%	$147,748	6.00%
Tier 1 leverage ratio	334,963	9.58%	139,874	4.00%	$174,842	5.00%
December 31, 2012:
Banc of California, Inc.
Total risk-based capital ratio	$184,439	15.50%	$95,170	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	169,498	14.25%	47,585	4.00%	N/A	N/A
Tier 1 leverage ratio	169,498	10.15%	66,786	4.00%	N/A	N/A
Pacific Trust Bank
Total risk-based capital ratio	$163,647	17.59%	$74,410	8.00%	$93,012	10.00%
Tier 1 risk-based capital ratio	151,948	16.34%	37,205	4.00%	55,807	6.00%
Tier 1 leverage ratio	151,948	11.16%	54,485	4.00%	68,106	5.00%
Beach Business Bank
Total risk-based capital ratio	$36,886	15.09%	$19,551	8.00%	$24,439	10.00%
Tier 1 risk-based capital ratio	35,983	14.72%	9,776	4.00%	14,664	6.00%
Tier 1 leverage ratio	35,983	11.96%	12,036	4.00%	15,045	5.00%

Federal bank regulatory agencies currently require bank holding companies such as the Company to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. In addition to the risk-based guidelines, federal bank regulatory agencies currently require bank holding companies to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 4.0 percent. In order to be considered “well capitalized,” federal bank regulatory agencies currently require depository institutions such as the Bank to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 10.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0 percent. In addition to the risk-based guidelines, the federal bank regulatory agencies require depository institutions to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 5.0 percent.

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. The Company and the Bank will become subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019.

The final rule:

•

Permits banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009, to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock that were issued and included in Tier 1 capital prior to May 19, 2010, subject to a limit of 25 percent of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital.

•	Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights.

•	Requires a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent .

•	Increases the minimum Tier 1 capital to risk-weighted assets ratio requirement from 4 percent to 6 percent.

•	Retains the minimum total capital to risk-weighted assets ratio requirement of 8 percent.

•	Establishes a minimum leverage ratio requirement of 4 percent.

•	Retains the existing regulatory capital framework for one-to-four family residential mortgage exposures.

•

Permits banking organizations that are not subject to the advanced approaches rule, such as the Company and the Bank, to retain, through a one-time election, the existing treatment for most accumulated other comprehensive income, such that unrealized gains and losses on securities available for sale will not affect regulatory capital amounts and ratios.

•

Implements a new capital conservation buffer requirement for a banking organization to maintain a common equity capital ratio more than 2.5 percent above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625 percent and will be fully phased in at 2.50 percent by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5 percent or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

•	Expands the recognition of collateral and guarantors in determining risk-weighted assets.

•	Removes references to credit ratings consistent with the Dodd Frank Act and establishes due diligence requirements for securitization exposures.

The Company’s management is currently evaluating the provisions of the final rule and their expected impact on the Company.

Dividend Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. For the year of 2013, the Bank had $3.3 million plus any net profits generated in 2013 available to pay dividends to the Company.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

NOTE 20—EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share were computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding. Diluted earnings (loss) per common share were computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding, adjusted for the dilutive effect of the outstanding stock options, restricted stock awards, and warrants to purchase common stock. The following table presents computations for basic and diluted earnings (loss) available to common shareholders per common share for the periods indicated:

	For the year ended December 31,
	2013			2012			2011
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
Basic:
Net (loss) income	$75	$4	$79	$5,442	$554	$5,996	$(2,461)	$(267)	$(2,728)
Less: preferred stock dividends	2,070	115	2,185	1,234	125	1,359	482	52	534

Net (loss) income available to common shareholders	$(1,995)	$(111)	$(2,106)	$4,208	$429	$4,637	$(2,943)	$(319)	$(3,262)

Weighted average common shares outstanding	14,481,060	805,774	15,286,834	10,622,577	1,080,754	11,703,331	9,605,006	1,041,505	10,646,511

Basic (loss) earnings per common share	$(0.14)	$(0.14)	$(0.14)	$0.40	$0.40	$0.40	$(0.31)	$(0.31)	$(0.31)

Diluted:
Net (loss) income available to common shareholders	$(1,995)	$(111)	$(2,106)	$4,208	$429	$4,637	$(2,943)	$(319)	$(3,262)
Weighted average common shares outstanding for basic (loss) earnings per common share	14,481,060	805,774	15,286,834	10,622,577	1,080,754	11,703,331	9,605,006	1,041,505	10,646,511
Add: Dilutive effects of stock awards	—	—	—	9,176	—	9,176	—	—	—

Average shares and dilutive common shares	14,481,060	805,774	15,286,834	10,631,753	1,080,754	11,712,507	9,605,006	1,041,505	10,646,511

Diluted (loss) earnings per common share	$(0.14)	$(0.14)	$(0.14)	$0.40	$0.40	$0.40	$(0.31)	$(0.31)	$(0.31)

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

There was a total of 1,560,172, 410,476 and 918,569 stock options and stock awards and 1,635,000, 3,036,959 and 1,635,000 warrants that were not considered in computing diluted earnings (loss) per common share for the years ended December 31, 2013, 2012, and 2011, respectively, because they were anti-dilutive.

NOTE 21—LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The following table presents contractual amount of financial instruments with off-balance-sheet risk for the dates indicated:

	As of December 31,
	2013		2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$35,425	$61,613	$52,883	$21,317
Unused lines of credit	3,403	268,669	4,021	84,036
Standby letters of credit	10	6,289	10	1,396

Commitments to make loans are generally made for periods of 30 days or less.

As of December 31, 2013, the Company had total commitments to sell loans of $185.6 million. Total commitments outstanding for the loans held for sale portfolio and IRLCs were $177.3 million and $10.8 million, respectively. For the loans held for sale commitments, $161.4 million and $15.9 million were mandatory commitments and best efforts commitments, respectively. Generally speaking, best efforts commitments do not have a financial penalty for non-delivery. As of December 31, 2013, the IRLCs commitments consisted of $10.8 million best efforts commitments and $132.5 million of mandatory commitments.

NOTE 22—SEGMENT REPORTING

Through the branch network and lending offices, the Company provides a broad range of financial services to individuals and companies located primarily in Southern California. These services include demand, time and savings deposits; and commercial and industrial, real estate and consumer lending. The Company also provides financial advisory and asset management services to third parties with respect to the purchase, sale and management of portfolios of residential mortgage loans. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, we consider all of our operations to be aggregated in one reportable operating segment.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

NOTE 23—PARENT COMPANY FINANCIAL STATEMENTS

The parent company only condensed statements of financial condition as of December 31, 2013 and 2012, and the related condensed statements of operations and condensed statements of cash flows for the year ended December 31, 2013, 2012, and 2011 are presented below:

Condensed Statements of Financial Condition

	As of December 31,
	2013	2012
	(In thousands)
ASSETS
Cash and cash equivalents	$25,220	$59,306
FHLB and other bank stock	78	78
Loans and leases receivable	6,043	—
Other assets	7,385	9,988
Investment in bank subsidiaries	378,005	207,912

Total assets	$416,731	$277,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable, net	82,320	81,935
Accrued expenses and other liabilities	9,542	6,592
Shareholders’ equity	324,869	188,757

Total liabilities and shareholders’ equity	$416,731	$277,284

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Condensed Statements of Operations

	For the year ended December 31,
	2013	2012	2011
	(In thousands)
Income
Dividends from subsidiary	$—	$—	$—
Interest income on loans	159	—	—
Interest income on ESOP loan	—	—	28
Interest income on deposits in other financial institutions	—	104	130
Interest income on securities	—	—	360
Net gain (loss) on sales of securities available-for-sale	—	—	(629)
Other operating income	5	—	—

Total income	164	104	(111)
Expenses
Interest expense for notes payable	6,941	2,162	—
Other operating expense	14,015	8,010	2,925

Total expenses	20,956	10,172	2,925

Income (loss) before income taxes and equity in undistributed earnings of bank subsidiary	(20,792)	(10,068)	(3,036)
Income tax expense (benefit)	20	(458)	309

Income (loss) before equity in undistributed earnings of bank subsidiary	(20,812)	(9,610)	(3,345)
Equity in undistributed earnings of bank subsidiary	20,891	15,606	617

Net income (loss)	$79	$5,996	$(2,728)

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Condensed Statements of Cash Flows

	For the year ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$79	$5,996	$(2,728)
Adjustments to reconcile net income (loss) to net cash from operating activities
Equity in undistributed earnings of bank subsidiary	(20,891)	(15,606)	(617)
Stock option compensation expense	121	148	—
Stock award compensation expense	806	75	—
Stock appreciation right expense	1,072	1,039	412
Amortization of debt	385	135	—
Net accretion of securities	—	—	(104)
Net gain (loss) on sales of securities available-for-sale	—	—	629
Increase in valuation allowances on other real estate owned	—	—	300
Net change in other assets and liabilities	8,601	3,725	(14,900)

Net cash used in operating activities	(9,827)	(4,488)	(17,008)
Cash flows from investing activities:
Loan purchases from bank and principal collections, net	(6,043)	—	—
Proceeds from principal repayments of securities available-for-sale	—	1,813	2,662
Proceeds from sales of securities available-for-sale	—	—	12,518
Purchases of securities available-for-sale	—	—	(17,525)
Capital contribution to bank subsidiary	(81,000)	(4,750)	(28,800)
Capital contribution to non-bank subsidiary	(100)	—	—
Investment in acquired business	(29,465)	(53,182)	—
Proceeds from ESOP loan payments	—	—	507

Net cash used in investing activities	(116,608)	(56,119)	(30,638)
Cash flows from financing activities:
Net proceeds from debt issuance	—	81,800	—
Redemption/issuance of warrants	—	—	(1,003)
Net proceeds from issuance of common stock	67,792	—	26,542
Net proceeds from issuance of preferred stock	37,943	(7)	31,935
Purchase of treasury stock	(5,005)	(565)	(55)
Proceeds from exercise of stock options	540	—	—
Tax effect of ESOP	—	—	256
Tax effect of options redeemed	—	—	147
Tax benefit (expense) from restricted stock vesting	—	(17)	—
Dividends paid on common stock	(6,736)	(4,656)	(2,978)
Dividends paid on preferred stock	(2,185)	(1,359)	(534)

Net cash provided by financing activities	92,349	75,196	54,310

Net change in cash and cash equivalents	(34,086)	14,589	6,664
Cash and cash equivalents at beginning of year	59,306	44,717	38,053

Cash and cash equivalents at end of year	$25,220	$59,306	$44,717

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

NOTE 24—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents the unaudited quarterly results for the periods indicated:

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	($ in thousands, except per share data)
2013:
Interest income	$19,168	$26,741	$33,846	$40,756
Interest expense	3,809	5,116	6,903	7,454

Net interest income	15,359	21,625	26,943	33,302
Provision for loan losses	2,168	1,918	2,109	1,768
Noninterest income	17,928	26,072	18,226	34,517
Noninterest expense	29,558	39,594	52,304	57,214

Income (loss) before income tax	1,561	6,185	(9,244)	8,837
Income tax expense (benefit)	632	1,822	(710)	5,516

Net income (loss)	929	4,363	(8,534)	3,321
Dividends on preferred stock	288	—	946	951

Net income (loss) available to common shareholders	$641	$4,363	$(9,480)	$2,370

Basic earnings (loss) per common share	$0.05	$0.36	$(0.53)	$0.13
Diluted earnings (loss) per common share	$0.05	$0.36	$(0.53)	$0.12
Basic earnings (loss) per class B common share	$0.05	$0.36	$(0.53)	$0.13
Diluted earnings (loss) per class B common share	$0.05	$0.36	$(0.53)	$0.13

2012:
Interest income	$10,325	$10,378	$16,722	$17,606
Interest expense	1,449	1,947	2,314	2,769

Net interest income	8,876	8,431	14,408	14,837
Provision for loan losses	691	279	1,031	3,499
Noninterest income	503	639	19,512	15,965
Noninterest expense	8,218	9,943	24,456	28,943

Income (loss) before income tax	470	(1,152)	8,433	(1,640)
Income tax expense (benefit)	93	(413)	(1,110)	1,545

Net income (loss)	377	(739)	9,543	(3,185)
Dividends on preferred stock	400	314	328	317

Net income (loss) available to common shareholders	$(23)	$(1,053)	$9,215	$(3,502)

Basic earnings (loss) per common share	$—	$(0.09)	$0.79	$(0.30)
Diluted earnings (loss) per common share	$—	$(0.09)	$0.79	$(0.30)
Basic earnings (loss) per class B common share	$—	$(0.09)	$0.79	$(0.30)
Diluted earnings (loss) per class B common share	$—	$(0.09)	$0.79	$(0.30)

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

NOTE 25—RELATED-PARTY TRANSACTIONS

The Bank has granted loans to certain officers and directors and their related interests. Such loans amounted to $748 thousand and $9 thousand at December 31, 2013 and December 31, 2012, respectively.

Deposits from principal officers, directors, and their related interests amounted to $10.5 million and $11.4 million at December 31, 2013 and December 31, 2012, respectively.

Transactions Involving Steven A. Sugarman. The following is a description of transactions involving the Company and certain entities affiliated with or relatives of Steven A. Sugarman, President and Chief Executive Officer of the Company and the Bank and a member of the Board of Directors of the Company and the Bank.

Palisades Lease Payment Reimbursements. The Company acquired its subsidiary, Palisades Group, LLC (Palisades) on September 16, 2013, at which time Palisades occupied (and continues to occupy) premises in Santa Monica, California leased by COR Securities Holding, Inc. (CORSHI), of which Mr. Sugarman is the Chief Executive Officer as well as a shareholder (both directly and indirectly). In light of the benefit received by Palisades of its occupancy of the Santa Monica premises, the non-interested directors of the Company’s Board ratified reimbursement to CORSHI for rental payments made for the Santa Monica premises for the period commencing September 16, 2013 through the last date Palisades occupies the premises. Palisades is negotiating with an unaffiliated third party a lease for new premises and plans to vacate the Santa Monica premises on May 3, 2014.

If Palisades continues to occupy the Santa Monica premises through May 3, 2014 then the aggregate rent payments under the lease to be reimbursed to CORSHI from September 16, 2013 through May 3, 2014 will be $87,753. This aggregate amount is comprised of (i) $5,661, the pro-rated base rent amount for the partial month of September 2013; (ii) $11,324 per month in base rent for the months of October and November 2013, and (iii) $11,663 per month in base rent for the month of December 2013 and the months of January through April 2014; and (iv) $1,129 for the partial month of May 2014. The continued reimbursement costs are being monitored by the Board’s Compensation, Nominating and Corporate Governance Committee.

In addition to the rental payments, the Company reimbursed CORSHI relating to a security deposit amount for the premises of $33,844. All or a portion of the security deposit will be reimbursed to the Company subsequent to the Palisades relocation, with the actual amount to be determined based on the review and recommendation made by the Board’s Compensation, Nominating and Corporate Governance Committee.

Palisades Consulting Agreement. As discussed above, the Company acquired its subsidiary, Palisades on September 16, 2013. Effective July 1, 2013, Palisades entered into a consulting agreement with Jason Sugarman, Mr. Sugarman’s brother. Jason Sugarman provides advisory services to financial institutions and other institutional clients related to investments in residential mortgages, real estate and real estate related assets and Palisades entered into the agreement with Jason Sugarman to provide these types of consulting services. The consulting agreement is for a term of 5 years, with a minimum payment of $30,000 owed at the end of each quarter for consulting services Jason Sugarman has provided Palisades. There is also the potential for additional bonus payments based on the nature of work performed and the financial results of Palisades. The aggregate amount of identified payments that will be paid by Palisades to Jason Sugarman under the five-year term of the consulting agreement will exceed $600,000. The $600,000 is the minimum amount owed but does not include any bonuses that may be earned under the agreement. For the year ended December 31, 2013, the payments to Jason Sugarman under the consulting agreement totaled $120,662. The consulting agreement may be terminated

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

at any time by ether Palisades or Jason Sugarman upon 30 days prior written notice. The consulting agreement with Jason Sugarman was reviewed as a related party transaction and approved by the Compensation, Nominating and Corporate Governance Committee and approved by the disinterested directors of the Board.

CS Financial Acquisition. Certain relatives and entities affiliated with Mr. Sugarman received benefits as part of the CS Financial acquisition described in detail below under “—Transactions Involving Jeffrey T. Seabold.”

Transactions Involving Jeffrey T. Seabold. The following is a description of transactions involving the Company and certain entities affiliated with Jeffrey T. Seabold, who currently is employed as the Bank’s Managing Director, Chief Lending Officer and previously served as a director of the Company and the Bank.

CS Financial Acquisition. Effective October 31, 2013, the Company acquired CS Financial Inc. (CS Financial), a California corporation and Southern California-based mortgage banking firm controlled by Jeffrey T. Seabold and in which certain relatives and entities affiliated with Mr. Sugarman also own certain minority, non-controlling interests. The following is a description of the transaction.

CS Financial Service Agreement. On December 27, 2012, the Company entered into a Management Services Agreement (the “Services Agreement”) with CS Financial. On December 27, 2012, Mr. Seabold was then a member of the Board of Directors of each of the Company and the Bank. Under the Services Agreement, CS Financial agreed to provide the Bank such reasonably requested financial analysis, management consulting, knowledge sharing, training services and general advisory services as the Bank and CS Financial mutually agreed upon with respect to the Bank’s residential mortgage lending business, including strategic plans and business objectives, compliance function, monitoring, reporting and related systems, and policies and procedures, at a monthly fee of $100,000. The Services Agreement was recommended by disinterested members of management of the Bank and negotiated and approved by special committees of the Board of Directors of each of the Company and the Bank (the Special Committees), comprised exclusively of independent, disinterested directors of the Boards. Each of the Boards of Directors of the Bank and the Company also considered and approved the Services Agreement, upon the recommendation of the Special Committees.

On May 13, 2013, the Bank hired Mr. Seabold as Managing Director and Chief Lending Officer. The Bank entered into a three-year employment agreement with Mr. Seabold (the Employment Agreement). Simultaneously, the Bank terminated, with immediate effect, its Services Agreement with CS Financial. For the year ended December 31, 2013, the total compensation paid to CS Financial under the Services Agreement was to $439,000.

Option to Acquire CS Financial. Under the Employment Agreement, Mr. Seabold granted to the Company and the Bank an option (the CS Call Option), to acquire CS Financial for a purchase price of $10 million, payable pursuant to the terms provided under the Employment Agreement. Based upon the recommendation of the Special Committees, with the assistance of outside financial and legal advisors and consultants, the Boards of Directors of the Company and the Bank, with Mr. Sugarman recusing himself from the discussions and vote due to previously disclosed conflicts of interest, approved the recommendation of the Special Committees and, pursuant to a letter dated July 29, 2013, the Company indicated that the CS Call Option was being exercised by the Bank, subject to the negotiation and execution of definitive transaction documentation consistent with the applicable provisions of the Employment Agreement and the satisfaction of the terms and conditions set forth therein.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Merger Agreement. After exercise of the CS Call Option as described above, the Company and the Bank entered into an Agreement and Plan of Merger (the Merger Agreement) with CS Financial, the stockholders of CS Financial (the “Sellers”) and Mr. Seabold, as the Sellers’ Representative and completed its acquisition of CS Financial on October 31, 2013.

Subject to the terms and conditions set forth in the Merger Agreement, which was approved by the Board of Directors of each of the Company, the Bank and CS Financial, at the effective time of the Merger, the outstanding shares of common stock of CS Financial was converted into the right to receive in the aggregate: (1) upon the closing of the Merger, (a) 173,791 shares (the Closing Date Shares) of voting common stock, par value $0.01 per share, of the Company (the “Company Common Stock”), and (b) $1,500,000 in cash and $3,150,000 in the form of a noninterest-bearing note issued by the Company to Mr. Seabold that was due and paid by the Company on January 2, 2014; and (2) upon the achievement of certain performance targets by the Bank’s Lending Division following the closing of the Merger that are set forth in the Merger Agreement, up to 92,781 shares (the Performance Shares) of Company Common Stock ((1) and (2), together, the “Merger Consideration”).

Seller Stock Consideration. The Sellers under the Merger Agreement included Mr. Seabold, and the following relatives of Mr. Sugarman: Jason Sugarman (brother), Elizabeth Sugarman (sister-in-law), and Michael Sugarman (father), who each owned minority, non-controlling interests in CS Financial.

Upon the closing of the Merger and pursuant to the terms of the Merger Agreement, the aggregate shares of Company Common Stock issued as the consideration to the Sellers was 173,791 shares, which was allocated by the Sellers and issued as follows: (i) 103,663 shares to Mr. Seabold, (ii) 16,140 shares to Jason Sugarman, (iii) 16,140 shares to Elizabeth Sugarman, (iv) 3,228 shares to Michael Sugarman, and (v) 34,620 shares to certain employees of CS Financial. Of the 103,663 shares to be issued to Mr. Seabold, as allowed under the Merger Agreement and in consideration of repayment of a certain debt incurred by CS Financial owed to an entity controlled by Elizabeth Sugarman, Mr. Seabold requested the Company to issue all 103,663 shares directly to Elizabeth Sugarman, and such shares were so issued by the Company to Elizabeth Sugarman.

Approval of the CS Call Option, Merger Agreement and Merger. All decisions and actions with respect to the exercise of the CS Agreement Option, the Merger Agreement and the Merger (including without limitation the determination of the Merger Consideration and the other material terms of the Merger Agreement) fall under the purview and authority of special committees of the Board of Directors of each of the Company and the Bank, which are each composed exclusively of independent, disinterested directors of such Boards of Directors, with the assistance of outside financial and legal advisors. Mr. Sugarman abstained from the vote of each of the Boards of Directors of the Company and the Bank to approve the Merger Agreement and the Merger.

Transaction With TCW Shared Opportunity Fund V, L.P., a Greater than 5 percent Shareholder. TCW Shared Opportunity Fund V, L.P. (TCW) initially became a holder of the Company’s voting common stock (Voting Common Stock) and non-voting common stock (Non-Voting Common Stock) as a lead investor in the November 2010 recapitalization of the Company (the Recapitalization). In connection with its investment in the Recapitalization, TCW also was issued by the Company an immediately exercisable five-year warrant (the TCW Warrant) to purchase 240,000 shares of Non-Voting Common Stock or, to the extent provided therein, shares of Voting Common Stock in lieu of Non-Voting Common Stock. TCW was issued shares of Non-Voting Common Stock in the Recapitalization because at that time, a controlling interest in TCW Asset Management Company, the investment manager to TCW, was held by a foreign banking organization, and in order to prevent TCW from being

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

considered a bank holding company under the Bank Holding Company Act of 1956, as amended, the number of shares of Voting Common Stock it purchased in the Recapitalization had to be limited to 4.99 percent of the total number of shares of Voting Common Stock outstanding immediately following the Recapitalization. For the same reason, the TCW Warrant could be exercised by TCW for Voting Common Stock in lieu of Non-Voting Common Stock only to the extent TCW’s percentage ownership of the Voting Common Stock at the time of exercise would be less than 4.99 percent as a result of dilution occurring from additional issuances of Voting Common Stock subsequent to the Recapitalization.

In 2013, the foreign banking organization sold its controlling interest in TCW Asset Management Company, eliminating the need to limit TCW’s percentage ownership of the Voting Common Stock to 4.99 percent. As a result, on May 29, 2013, the Company and TCW entered into a Common Stock Share Exchange Agreement, dated May 29, 2013 (the “Exchange Agreement”), pursuant to which TCW may from time to time exchange its shares of Non-Voting Common Stock for shares of Voting Common Stock issued by the Company on a share-for-share basis, provided that immediately following any such exchange, TCW’s percentage ownership of Voting Common Stock does not exceed 9.99 percent. The shares of Non-Voting Common Stock that may be exchanged by TCW pursuant to the Exchange Agreement include the shares of Non-Voting Common Stock it purchased in the Recapitalization, the additional shares of Non-Voting Common Stock TCW acquired subsequent to the Recapitalization (and may in the future acquire) pursuant to the Company’s Dividend Reinvestment Plan and any additional shares of Non-Voting Common Stock that TCW acquires pursuant to its exercise of the TCW Warrant.

On June 3, 2013, TCW exchanged 550,000 shares of Non-Voting Common Stock for the same number of shares of Voting Common Stock. As a result of that exchange and based on a Schedule 13-F and 13-G TCW filed with the SEC during the first quarter of 2014, the Company believes that as of December 31, 2013 TCW held 1,078,250 shares of Voting Common Stock and 466,830 shares of Non-Voting Common Stock, plus the TCW Warrant under which up to 240,000 shares of Non-Voting Common Stock may be issued upon exercise and may therafter be exchanged for shares of Voting Common Stock pursuant to the Exchange Agreement.

NOTE 26—SUBSEQUENT EVENTS

On January 17, 2014, Banc of California, Inc. became a financial holding company. A financial holding company may engage in activities permissible for bank holding companies and may engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature, primarily securities, insurance and merchant banking activities.

On January 31, 2014, the Company completed an acquisition of certain assets, including service contracts and intellectual property, of RenovationReady®, a provider of specialized loan services to financial institutions and mortgage bankers that originate agency eligible residential renovation and construction loan products.

On March 3, 2014, Lonny D. Robinson tendered his resignation as Executive Vice President and Chief Accounting Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank, effective March 18, 2014. There were no disagreements between the Company and Mr. Robinson on accounting matters. Concurrently with Mr. Robinson’s resignation, the Board of Directors of the Company has appointed Ronald J. Nicolas, who currently serves, and will continue to serve, as Executive Vice President and Chief Financial Officer of the Company, as Executive Vice President and Chief Financial Officer of the Bank, and Nathan Duda, who currently serves as Senior Vice President of Finance of the Bank, as Chief Accounting Officer of the Company. These appointments will take effect on March 18, 2014.

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except share and per share data)

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events other than the above mentioned that occurred during such period that would require disclosure in this Annual Report on Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2013.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2013 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework (1992) in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(c) Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Banc of California, Inc.:

We have audited Banc of California, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Banc of California, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Banc of California, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Banc of California, Inc. and subsidiaries as of December 31, 2013 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013 and 2012, and our report dated March 17, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Irvine, California

March 17, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers. The information concerning directors and executive officers of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Audit Committee Financial Expert. Information concerning the audit committee of the Company’s Board of Directors required by this item, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11. Executive Compensation

The information concerning compensation and other matters required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, except for information contained under the headings “Compensation Committee report on Executive Compensation” a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information. The following table summarizes our equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,560,172	$12.61	2,992,497	(1)
Equity compensation plans not approved by security holders	—	$—	—

(1)	The 2013 Omnibus Stock Incentive Plan provides that the aggregate number of shares of Company common stock that may be subject to awards under the 2013 Omnibus Stock Incentive Plan will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, a copy of such will be filed no later than 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data
(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3)	Exhibits

2.1	Stock Purchase Agreement, dated as of June 3, 2011, by and among Banc of California, Inc., (f/k/a First PacTrust Bancorp, Inc.) (sometimes referred to below as the “Registrant” or the “Company”), Gateway Bancorp, Inc. (“Gateway”), each of the stockholders of Gateway and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)

2.1A	Amendment No. 1, dated as of November 28, 2011, to Stock Purchase Agreement, dated as of June 3, 2011, by and among The Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(1)

2.2B	Amendment No. 2, dated as of February 24, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(2)

2.2C	Amendment No. 3, dated as of June 30, 2012, to Stock Purchase Agreement, dated as of
	June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(3)

2.2D	Amendment No. 4, dated as of July 31, 2012, to Stock Purchase Agreement, dated as of
	June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(4)

2.3	Agreement and Plan of Merger, dated as of August 30, 2011, by and between the Registrant and Beach Business Bank, as amended by Amendment No. 1thereto dated as of October 31, 2011	(b)

2.4	Agreement and Plan of Merger, dated as of August 21, 2012, by and among First PacTrust Bancorp, Inc., Beach Business Bank and The Private Bank of California	(c)

2.5	Amendment No. 1, dated as of May 5, 2013, to Agreement and Plan of Merger, dated as of August 21, 2012, by and among the Registrant, Beach Business Bank and The Private Bank of California	(dd)

2.6	Agreement and Plan of Merger, dated as of October 25, 2013, by and among the Registrant, Banc of California, National Association, CS Financial, Inc., the Sellers named therein and the Sellers’ Representative named therein	(ee)

3.1	Articles of Incorporation of the Registrant	(d)

3.2	Articles of Amendment to the Charter of the Registrant	(e)

3.3	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(f)

3.4	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(g)

3.5	Articles of Amendment to Articles Supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(h)

3.6	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 8.00 percent Non-Cumulative Perpetual Preferred Stock, Series C	(u)

3.7	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series B	(v)

3.8	Articles of Amendment to the Charter of the Registrant changing the Registrant’s name	(w)

3.9	Bylaws of the Registrant	(u)

4.1	Warrant to purchase up to 240,000 shares of the Registrant common stock originally issued on November 1, 2010	(g)

4.2	Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010	(g)

4.3	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(q)

4.4	Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50 percent Senior Notes due April 15, 2020 and form of 7.50 percent Senior Notes due April 15, 2020	(q)

4.5A	Warrant Agreement, dated as of June 29, 2012 (the “Warrant Agreement”), by and between the Registrant and Registrar and Transfer Company, as Warrant Agent	(i)

4.5B	Form of Warrant Certificate (included as Exhibit A to the Warrant Agreement filed as Exhibit 4.5A)	(i)

4.6	Deposit Agreement, dated as of June 12, 2013, among the Registrant, Registrar and Transfer Company, as Depositary and the holders from time to time of the depositary receipts described therein	(u)

10.1	Employment Agreement, dated as of November 1, 2010, between the Registrant and
	Gregory A. Mitchell (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Mitchell pursuant to his Employment Agreement)	(g)

10.1A	Separation and Settlement Agreement, dated as of September 21, 2012, by and between the Registrant and Gregory A. Mitchell	(j)

10.2	Employment Agreement, dated as of November 17, 2010, by and among the Registrant and Pacific Trust Bank and Richard Herrin (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Herrin pursuant to his Employment Agreement)	(k)

10.2A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Richard Herrin	(l)

10.2B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Richard Herrin	(l)

10.3	Reserved

10.4	Employment Agreement with Gaylin Anderson (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Anderson pursuant to his Employment Agreement)	(m)

10.4A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Gaylin Anderson	(l)

10.4B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Gaylin Anderson	(l)

10.5	Employment Agreement, dated as of November 29, 2012, by and among the Registrant and Pacific Trust Bank and Chang Liu (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Liu pursuant to his Employment Agreement)	(m)

10.5A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Chang Liu	(l)

10.5B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Chang Liu	(l)

10.6	Employment Agreement, dated as of May 6, 2011, by and among the Registrant and Pacific Trust Bank and Marangal I. Domingo (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to
	Mr. Domingo pursuant to his Employment Agreement)	(n)

10.6A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Marangal I. Domingo	(l)

10.6B	Consulting Agreement, dated as of December 26, 2012, between and among Marangal I. Domingo, the Registrant and Pacific Trust Bank	(s)

10.7	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven Sugarman	(l)

10.7A	Stock Appreciation Right Grant to Steven Sugarman dated August 21, 2012	(l)

10.8	Employment Agreement, dated as of September 25, 2012, by and among the Registrant, Pacific Trust Bank and Beach Business Bank and Robert M. Franko	(l)

10.8A	Mutual Termination and Release Letter Agreement, dated September 25, 2012, relating to Executive Employment Agreement, dated June 1, 2003, between Doctors Bancorp, predecessor-in-interest to Beach Business Bank, and Robert M. Franko	(l)

10.9A	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	(l)

10.9B	Employment Agreement, dated as of November 5, 2012, by and among the Registrant and Ronald J. Nicolas, Jr.	(l)

10.9C	Employment Agreement, dated as of November 14, 2012, by and among the Registrant and Lonny D. Robinson	(l)

10.9D	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	(gg)

10.10	Registrant’s 2011 Omnibus Incentive Plan	(o)

10.10A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(r)

10.10B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(r)

10.10C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(r)

10.11	Registrant’s 2003 Stock Option and Incentive Plan	(p)

10.12	Registrant’s 2003 Recognition and Retention Plan	(p)

10.13	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between the Registrant and the Secretary of the United States Treasury	(f)

10.4	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(t)

10.15	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey Seabold	(ff)

10.16	Registrant’s 2013 Omnibus Stock Incentive Plan	(x)

10.17	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(y)

10.18	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(y)

10.19	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	(y)

10.19A	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	10.19A

10.19B	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	10.19B

10.20	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Offices, dated as of May 31, 2013, between Pacific Trust Bank and AmericanWest Bank	(z)

10.21	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	(aa)

10.22	Purchase and Sale Agreement and Escrow Instructions, dated as of July 24, 2013, by and between the Registrant and Memorial Health Services	(bb)

10.23	Assumption Agreement, dated as of July 1, 2013, by and between the Registrant and The Private Bank of California	(cc)

11.0	Statement regarding computation of per share earnings	(hh)

12.0	Statement regarding ratio of earnings to combined fixed charges	12.0

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	21.0

22.0	Published report regarding matters submitted to vote of security holders	None

23.1	Consent of KPMG LLP	23.1

23.2	Consent of Crowe Horwath LLP	23.2

24.0	Power of Attorney	(ii)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)	31.2

31.3	Rule 13a-14(a) Certification (Chief Accounting Officer)	31.3

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.
(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.
(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference
(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.
(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.
(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.
(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference
(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.
(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 5, 2012 and incorporated herein by reference.
(j)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 27, 2012 and incorporated herein by reference.
(k)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference.
(l)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.
(m)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
(n)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 10, 2011 and incorporated herein by reference.
(o)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference
(p)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.
(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.
(r)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
(s)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 28, 2012 and incorporated herein by reference.
(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.
(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.
(w)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 17, 2013 and incorporated herein by reference.
(x)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.
(y)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.
(z)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.
(aa)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.
(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.
(cc)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.
(dd)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference
(ee)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference
(ff)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference
(gg)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference
(hh)	Refer to Note 20 of the notes to consolidated financial statements contained in Item 8 of this report
(ii)	Included on signatory pages of this report

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and hereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date: March 17, 2014	By:	/s/ STEVEN A. SUGARMAN
Steven A. Sugarman, President/ Chief Executive Officer
(Duly Authorized Representative and Principal Executive Officer)

POWER OF ATTORNEY

We, the undersigned officers and directors of BANC OF CALIFORNIA, INC., hereby severally and individually constitute and appoint Steven A. Sugarman and Ronald J. Nicolas, Jr., and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2014	/S/ STEVEN A. SUGARMAN Steven A. Sugarman President/ Chief Executive Officer

Date: March 17, 2014	/S/ RONALD J. NICOLAS, JR.
Ronald J. Nicolas, Jr. Executive Vice President/ Chief Financial Officer

Date: March 17, 2014	/S/ LONNY D. ROBINSON
Lonny D. Robinson Executive Vice President/ Chief Accounting Officer

Date: March 17, 2014	/S/ TIM CHRISMAN
Tim Chrisman, Chairman of the Board

Date: March 17, 2014	/S/ CHAD T. BROWNSTEIN
Chad T. Brownstein, Director

Date: March 17, 2014	/S/ ERIC HOLOMAN
Eric Holoman, Director

Date: March 17, 2014	/S/ JEFFREY KARISH
Jeffrey Karish, Director

Date: March 17, 2014	/S/ JONAH SCHNEL
Jonah Schnel, Director

Date: March 17, 2014	/S/ ROBB EVANS
Robb Evans, Director