Form 10-Q
period 2014-03-31
BANC OF CALIFORNIA, INC.
filed 2014-05-09
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 30, 2014, the registrant had outstanding 19,875,104 shares of voting common stock and 596,018 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.

FORM 10-Q QUARTERLY REPORT

March 31, 2014

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

Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:

i.	the ability of the Company to successfully integrate the branches its wholly owned bank subsidiary, Banc of California, N.A. (the “Bank”), is expected to acquire from Banco Popular North America (“BPNA”);

ii.	the Company’s ability to receive regulatory approval and otherwise satisfy the closing conditions for the pending acquisition of branches from BPNA, including raising sufficient financing from public or private offerings to complete the acquisition of branches from BPNA;

iii.	risks that the Company’s merger and acquisition activities, including but not limited to the pending acquisition of the BPNA branches and the recently completed acquisitions of The Private Bank of California (PBOC), The Palisades Group, LLC and CS Financial, Inc., as well as the recent merger of the Company’s subsidiary banks, may disrupt current plans and operations and lead to difficulties in customer and employee retention, risks that the amount of the costs, fees, expenses and charges related to these transactions could be significantly higher than anticipated and risks that the expected revenues, cost savings, synergies and other benefits of these transactions might not be realized within the anticipated timetables or at all;

iv.	risks that funds obtained from capital raising activities will not be utilized efficiently or effectively;

v.	a worsening of current economic conditions, as well as turmoil in the financial markets;

vi.	the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, may lead to increased loan and lease delinquencies, losses and nonperforming assets in our loan and lease portfolio, and may result in our allowance for loan and lease losses not being adequate to cover actual losses and require us to materially increase our loan and lease loss reserves;

vii.	the quality and composition of our securities portfolio;

viii.	changes in general economic conditions, either nationally or in our market areas;

ix.	continuation of the historically low short-term interest rate environment, changes in the levels of general interest rates, and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

x.	fluctuations in the demand for loans and leases, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area;

xi.	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan and lease losses, write-down asset values, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

xii.	legislative or regulatory changes that adversely affect our business, including changes in regulatory capital or other rules;

xiii.	our ability to control operating costs and expenses;

xiv.	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

xv.	errors in our estimates in determining fair value of certain of our assets, which may result in significant declines in valuation;

xvi.	the network and computer systems on which we depend could fail or experience a security breach;

xvii.	our ability to attract and retain key members of our senior management team;

xviii.	costs and effects of litigation, including settlements and judgments;

xix.	increased competitive pressures among financial services companies;

xx.	changes in consumer spending, borrowing and saving habits;

xxi.	adverse changes in the securities markets;

xxii.	earthquake, fire or other natural disasters affecting the condition of real estate collateral;

xxiii.	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

xxiv.	inability of key third-party providers to perform their obligations to us;

xxv.	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board or their application to our business, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

xxvi.	war or terrorist activities; and

xxvii.	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Item 1A. Risk Factors” presented elsewhere in this report.

The Company undertakes no obligation to update any such statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made, except as required by law.

PART I – FINANCIAL INFORMATION

ITEM 1 –	FINANCIAL STATEMENTS

BANC OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$5,733	$4,937
Interest-bearing deposits	327,906	105,181

Total cash and cash equivalents	333,639	110,118
Time deposits in financial institutions	1,745	1,846
Securities available for sale, at fair value	107,525	170,022
Loans held for sale, carried at fair value	169,197	192,613
Loans held for sale, carried at lower of cost or fair value	831,197	524,120
Loans and leases receivable, net of allowance of $20,003 at March 31, 2014 and $18,805 at December 31, 2013	2,376,992	2,427,306
Federal Home Loan Bank and other bank stock, at cost	26,801	22,600
Servicing rights, net ($8,407 measured at fair value at March 31, 2014 and $13,535 at December 31, 2013)	8,734	13,883
Servicing rights held for sale, carried at fair value	10,146	—
Accrued interest receivable	10,962	10,866
Other real estate owned, net	150	—
Premises, equipment, and capital leases, net	67,278	66,260
Bank-owned life insurance	18,928	18,881
Goodwill	32,868	30,143
Affordable housing fund investment	5,454	5,628
Income tax receivable	2,769	2,995
Other intangible assets, net	11,213	12,152
Other assets	15,036	18,590

Total assets	$4,030,634	$3,628,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing deposits	$430,925	$429,158
Interest-bearing deposits	2,678,221	2,489,486

Total deposits	3,109,146	2,918,644
Advances from Federal Home Loan Bank	395,000	250,000
Federal funds purchased	70,000	—
Notes payable, net	82,416	82,320
Reserve for loss on repurchased loans	5,866	5,427
Accrued expenses and other liabilities	42,880	46,763

Total liabilities	3,705,308	3,303,154
Commitments and contingent liabilities
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized:
Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 32,000 shares authorized, 32,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	31,934	31,934
Series B, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 10,000 shares authorized, 10,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	10,000	10,000

Series C, 8.00% non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 40,250 shares authorized, 40,250 shares issued and outstanding at March 31, 2014 and December 31, 2013	37,943	37,943
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 21,131,708 shares issued and 19,666,469 shares outstanding at March 31, 2014; 20,959,286 shares issued and 19,561,469 shares outstanding at December 31, 2013	211	210
Class B non-voting non-convertible Common stock, $.01 par value per share, 3,136,156 shares authorized; 590,068 shares issued and outstanding at March 31, 2014 and 584,674 shares issued and outstanding at December 31, 2013	6	6
Additional paid-in capital	258,861	256,306
Retained earnings	14,398	16,981
Treasury stock, at cost (1,465,239 shares at March 31, 2014 and 1,397,817 shares at December 31, 2013)	(27,726)	(27,911)
Accumulated other comprehensive income (loss), net	(301)	(600)

Total shareholders' equity	325,326	324,869

Total liabilities and shareholders' equity	$4,030,634	$3,628,023

See accompanying notes to consolidated financial statements

BANC OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Interest and dividend income
Loans, including fees	$41,530	$18,537
Securities	924	498
Dividends and other interest-earning assets	322	133

Total interest and dividend income	42,776	19,168
Interest expense
Deposits	5,735	1,999
Federal Home Loan Bank advances	100	63
Notes payable and other interest-bearing liabilities	1,756	1,747

Total interest expense	7,591	3,809

Net interest income	35,185	15,359
Provision for loan and lease losses	1,929	2,168

Net interest income after provision for loan and lease losses	33,256	13,191
Noninterest income
Customer service fees	253	546
Loan servicing income	1,253	188
Income from bank owned life insurance	47	38
Net gain (loss) on sales of securities available for sale	507	308
Net gain on sale of loans	2,603	312
Net gain on mortgage banking activities	17,324	16,370
Other income	3,291	166

Total noninterest income	25,278	17,928
Noninterest expense
Salaries and employee benefits	34,681	19,080
Occupancy and equipment	8,537	3,193
Professional fees	3,865	2,297
Data processing	791	910
Advertising	1,075	522
Regulatory assessments	941	381
Loan servicing and foreclosure expense	175	204
Operating loss on equity investment	174	159
Valuation allowance for other real estate owned	—	79
Net (gain) loss on sales of other real estate owned	—	(114)
Provision for loan repurchases	571	256
Amortization of intangible assets	939	367
All other expense	6,019	2,224

Total noninterest expense	57,768	29,558

Income before income taxes	766	1,561
Income tax expense	9	632

Net income	757	929
Preferred stock dividends	910	288

Net income (loss) available to common shareholders	$(153)	$641

Basic earnings (loss) per common share	$(0.01)	$0.05
Diluted earnings (loss) per common share	$(0.01)	$0.05
Basic earnings (loss) per class B common share	$(0.01)	$0.05
Diluted earnings (loss) per class B common share	$(0.01)	$0.05

See accompanying notes to consolidated financial statements

BANC OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Net income	$757	$929
Unrealized (loss) gain on available-for-sale securities:
Unrealized gain (loss) arising during the period, net of tax (expense) benefit of none and none, respectively	1,023	100
Reclassification adjustment for (gain) loss included in net income, net of tax (expense) benefit of none and none, respectively	(507)	(308)

Total change in unrealized loss (gain) on available-for-sale securities	516	(208)
Unrealized gain on cash flow hedge
Unrealized gain (loss) arising during the period, net of tax (expense) benefit of none and none, respectively	(217)	—

Total change in unrealized gain on cash flow hedge	(217)	—
Total other comprehensive (loss) income, net of tax	299	(208)

Comprehensive income	$1,056	$721

See accompanying notes to consolidated financial statements

BANC OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share and per share data)

(Unaudited)

	Preferred Stock			Common Stock		Additional Paid-	Retained	Treasury	Accumulated Other Comprehensive
	Series A	Series B	Series C	Class A	Class B	in Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2012	$31,934	$—	$—	$120	$11	$154,563	$26,550	$(25,818)	$1,397	$188,757
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	929	—	—	929
Other comprehensive income, net	—	—	—	—	—	—	—	—	(208)	(208)
Purchase of 5,973 shares of treasury stocks	—	—	—	—	—	—	—	(32)	—	(32)
Stock option compensation expense	—	—	—	—	—	93	—	—	—	93
Restricted stock compensation expense	—	—	—	—	—	428	—	—		428
Issuance of stock awards	—	—	—	—	—	55	—	—		55
Dividends declared ($0.12 per common share)	—	—	—	—	—	—	(1,436)	—	—	(1,436)
Preferred stock dividends	—	—	—	—	—	—	(288)	—	—	(288)

Balance at March 31, 2013	$31,934	$—	$—	$120	$11	$155,139	$25,755	$(25,850)	$1,189	$188,298

Balance at December 31, 2013	$31,934	$10,000	$37,943	$210	$6	$256,306	$16,981	$(27,911)	$(600)	$324,869
Comprehensive income:
Net income	—	—	—	—	—	—	757	—	—	757
Other comprehensive income, net	—	—	—	—	—	—	—	—	299	299
Issuance of common stock	—	—	—	1	—	999	—	—	—	1,000
Capital raise cost	—	—	—	—	—	(50)	—	—	—	(50)
Purchase of 7,562 shares of treasury stock	—	—	—	—	—	—	—	(97)	—	(97)
Exercise of stock options	—	—	—	—	—	757	—	—	—	757
Stock option compensation expense	—	—	—	—	—	99	—	—	—	99
Restricted stock compensation expense	—	—	—	—	—	824	—	—	—	824
Issuance of stock awards	—	—	—	—	—	—	—	—	—	—
Issuance of stock awards from treasury stock	—	—	—	—	—	(282)	—	282	—	—
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	208	(202)	—	—	6
Dividends declared ($0.12 per common share)	—	—	—	—	—	—	(2,228)	—	—	(2,228)
Preferred stock dividends	—	—	—	—	—	—	(910)	—	—	(910)

Balance at March 31, 2014	$31,934	$10,000	$37,943	$211	$6	$258,861	$14,398	$(27,726)	$(301)	$325,326

See accompanying notes to consolidated financial statements

BANC OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$757	$929
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan losses	1,929	2,168
Provision for loan repurchases	571	256
Net gain on mortgage banking activities	(17,324)	(16,370)
Gain on sale of loans	(2,603)	(312)
Net amortization (accretion) of securities	229	572
Depreciation on premises and equipment	1,562	723
Amortization of intangibles	939	367
Amortization of debt issuance cost	96	96
Stock option compensation expense	99	93
Stock award compensation expense	824	428
Bank owned life insurance income	(47)	(38)
Operating loss on equity investment	174	159
Net (gain) loss on sale of securities available for sale	(507)	(308)
Loss on disposal of premises and equipment	119	—
Gain on sale of other real estate owned	—	(114)
Gain on sale of property and equipment	—	(2)
Increase in valuation allowances on other real estate owned	—	79
Originations of loans held for sale from mortgage banking	(511,451)	(332,808)
Originations of other loans held for sale	(373,002)	—
Proceeds from sales of and principal collected on loans held for sale from mortgage banking	548,284	341,863
Proceeds from sales of and principal collected on other loans held for sale	93,407	—
Change in deferred loan (costs) fees	46	(207)
Amortization of premiums and discounts on purchased loans	(10,436)	(2,573)
Change in accrued interest receivable	(96)	(49)
Change in other assets	3,005	478
Change in accrued interest payable and other liabilities	(4,502)	1,047

Net cash used in operating activities	(267,927)	(3,523)
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	50,973	8,064
Proceeds from maturities and calls of securities available-for-sale	2,754	3,639
Proceeds from principal repayments of securities available-for-sale	10,741	19,485
Purchases of securities available-for-sale	(1,177)	(9,881)
Net cash used in acquisitions	(1,000)	—
Loan originations and principal collections, net	(16,352)	(59,049)
Purchase of loans	(2,093)	(332,343)
Purchase of Federal Home Loan Bank and Other Bank Stocks	(4,201)	(2)
Proceeds from sale of loans held for investment	51,813	20,045
Net change in time deposits in financial institutions	101	1,392
Proceeds from sale of other real estate owned	—	3,283
Additions to premises and equipment	(2,853)	(2,269)
Payments of capital lease obligations	(232)	(43)

Net cash provided by (used in) investing activities	88,474	(347,679)

BANC OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Cash flows from financing activities:
Net increase in deposits	190,502	392,456
Net increase in Federal Home Loan Bank advances	145,000	(25,000)
Net increase in federal funds sold	70,000	—
Capital raise cost	(50)	—
Purchase of treasury stock	(97)	(32)
Proceeds from exercise of stock options	757	—
Issuance of stock awards	—	55
Dividends paid on preferred stock	(910)	(288)
Dividends paid on common stock	(2,228)	(1,436)

Net cash provided by financing activities	402,974	365,755

Net change in cash and cash equivalents	223,521	14,553
Cash and cash equivalents at beginning of year	110,118	108,643

Cash and cash equivalents at end of year	$333,639	$123,196

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$7,609	$15,359
Income taxes paid	—	—
Supplemental disclosure of noncash activities
Transfer from loans to other real estate owned, net	$150	$—
Transfer of loans receivable to loans held for sale, net of transfer of $963 from allowance for loan and leases losses	59,137	—
Transfer of loans held for sale to loans receivable	6,984
Equipment acquired under capital leases	989	714

See accompanying notes to consolidated financial statements

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of Banc of California, Inc. (the Company, we, us and our) and its wholly owned subsidiaries, Banc of California, National Association (the Bank), the Palisades Group, LLC (the Palisades Group), and PTB Property Holdings, LLC, as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013, except that the accounts of the Palisades Group were not included for amounts for the three months ended March 31, 2013. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries.

Nature of Operations: The principal business of the Company is the ownership of the Bank. The Bank operates under a national bank charter issued by the Office of the Comptroller of the Currency (the OCC), its primary regulator. The Bank is a member of the Federal Home Loan Bank (FHLB) system, and maintains insurance on deposit accounts with the Federal Deposit Insurance Corporation (FDIC). PTB Property Holdings, LLC manages and disposes of other real estate owned properties and the Palisades Group provides financial advisory and asset management services.

The Bank is engaged in the business of retail banking, with operations conducted through 16 banking offices, serving San Diego, Los Angeles, and Orange counties, California and 53 producing loan production offices in California, Arizona, Oregon, Montana, Virginia, North Carolina, Maryland and Washington as of March 31, 2014. As of March 31, 2014, single family residential (SFR) mortgage loans and Green loans (SFR mortgage lines of credit) accounted for approximately 42.4 percent and 6.0 percent, respectively, of the Company’s loan and lease portfolio, with a high percentage of such loans concentrated in Southern California. The customer’s ability to repay their loans or leases is dependent on the real estate market and general economic conditions in the area.

The accounting and reporting polices of the Company are based upon U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies or in its estimates and assumptions from those disclosed in its 2013 Annual Report on Form 10-K other than the adoption of new accounting pronouncements and other authoritative guidance that became effective for the Company on or after January 1, 2014. Refer to Accounting Pronouncements for discussion of accounting pronouncements adopted in 2014.

Basis of Presentation: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by GAAP are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2013 filed by the Company with the Securities and Exchange Commission. The December 31, 2013 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission, but does not include all of the disclosures required by GAAP.

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

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan and lease losses, reserve for loss on repurchased loans, servicing rights, other real estate owned, realization of deferred tax assets, goodwill, other intangible assets, derivatives, fair value of assets and liabilities acquired in business combinations, and the fair value of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. The Company had $17.0 million and $17.3 million of valuation allowance related to its deferred tax assets at March 31, 2014 and December 31, 2013, respectively (See further discussion in Note 11, Income Taxes).

Accounting Pronouncements: During the three months ended March 31, 2014, the following pronouncements applicable to the Company were issued or became effective:

In January 2014, the FASB issued guidance within ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU 2014-01 to Topic 323, “Equity Investments and Joint Ventures,” provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. All of the Company's affordable housing fund investments are within the scope of this guidance. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

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

NOTE 2 – BUSINESS COMBINATIONS AND BRANCH SALES

The Company completed the following acquisitions during the time period between January 1, 2013 and March 31, 2014 and used the acquisition method of accounting. Accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition. The following table presents a summary of acquired assets and assumed liabilities along with a summary of the acquisition consideration as of the dates of acquisition:

	Acquisition and Date Acquired
	Renovation		The Palisades	Private Bank
	Ready	CS Financial	Group, LLC	of California
	January 31,	October 31,	September 10,	July 1,
	2014	2013	2013	2013
	($ in thousands)
Assets acquired:
Cash and due from banks	$—	$482	$900	$33,752
Interest-bearing deposits	—	—	5	—
Federal funds sold	—	—	—	—
Securities available for sale	—	—	—	219,298
Loans held for sale	—	4,982	—	—
Loans and leases receivable	—	—	—	385,256
Federal Home Loan Bank and other bank stock, at cost	—	—	—	—
Servicing rights	—	—	—	—
Premises, equipment, and capital leases	—	1,050	—	1,501
Income tax receivable	—	—	—	682
Goodwill	3,000	8,057	—	14,763
Other intangible assets	—	—	—	10,400
Other assets	—	621	364	6,578

Total assets acquired	$3,000	$15,192	$1,269	$672,230

Liabilities assumed:
Deposits	$—	$—	$—	$561,689
Advances from Federal Home Loan Bank	—	—	—	41,833
Other liabilities	1,000	7,270	1,219	2,481

Total liabilities assumed	$1,000	$7,270	$1,219	$606,003

SBLF preferred stock assumed	$—	$—	$—	$10,000

Total consideration paid	$2,000	$7,922	$50	$56,227

Summary of consideration
Cash paid	$1,000	$1,500	$50	$27,915
Common stock issued	$1,000	$1,964	$—	$28,282
Replacement awards	$—	$—	$—	$30
Stock warrants issued	$—	$—	$—	$—
Noninterest-bearing note	$—	$3,150	$—	$—
Performance based equity	$—	$1,308	$—	$—
Earn-out liabilities	$1,000	$—	$—	$—

RenovationReady® Acquisition

Effective January 31, 2014, the Company acquired certain assets, including service contracts and intellectual property, of RenovationReady®, a provider of specialized loan services to financial institutions and mortgage bankers that originate agency eligible residential renovation and construction loan products.

The RenovationReady® acquisition was accounted for under GAAP guidance for business combinations. The purchased identifiable intangible assets and assumed liabilities were recorded at their estimated fair values as of January 31, 2014. Because of the short time period between the acquisition date and March 31, 2014, the Company used significant estimates and assumptions to value the identifiable assets acquired and liabilities assumed. The closing date valuations related to other intangible assets and assumed liabilities are preliminary and could differ significantly when finalized.

CS Financial Acquisition

Effective October 31, 2013, the Company acquired CS Financial, Inc. (CS Financial), a California corporation and Southern California-based mortgage banking firm controlled by former Company director and current Company executive Jeffery T. Seabold. CS Financial became a wholly owned subsidiary of the Bank. For additional information regarding this transaction, see note 18-Related-Party Transactions.

The CS Financial acquisition was accounted for under GAAP guidance for business combinations. The purchased assets, including identifiable intangible assets and assumed liabilities were recorded at their estimated fair values as of October 31, 2013. Because of the short time period between the acquisition date and March 31, 2014, the Company used significant estimates and assumptions to value the identifiable assets acquired and liabilities assumed. The closing date valuations related to loans, premises, equipment, capital leases, other intangible assets, other assets, and assumed liabilities are preliminary and could differ significantly when finalized.

The Palisades Group, LLC, Acquisition

Effective September 10, 2013, the Company acquired The Palisades Group, a Delaware limited liability company and a registered investment adviser under the Investment Advisers Act of 1940, pursuant to the terms of the Amended and Restated Units Purchase Agreement dated as of November 30, 2012, amended and restated as of August 12, 2013, for $50 thousand. The Palisades Group provides financial advisory and asset management services to third parties, including the Bank, with respect to the purchase, sale and management of portfolios of residential mortgage loans.

The Palisades Group acquisition was accounted for under GAAP guidance for business combinations. The assets and liabilities were recorded at their estimated fair values as of the September 10, 2013 acquisition date. No goodwill was recognized.

The Private Bank of California Acquisition

Effective July 1, 2013, the Company completed its acquisition of The Private Bank of California, (PBOC) pursuant to the terms of the Agreement and Plan of Merger, dated as of August 21, 2012, as amended (the PBOC Merger Agreement), by and between the Company, Beach Business Bank (Beach) (then a separate subsidiary bank of the Company) and PBOC. PBOC merged with and into Beach, with Beach continuing as the surviving entity in the merger and a wholly owned subsidiary of the Company, and changing its name to “The Private Bank of California.” On October 11, 2013, The Private Bank of California was merged with the Company’s other wholly owned banking subsidiary, Banc of California, National Association (formerly Pacific Trust Bank), to form the Bank.

Pursuant to the terms of the PBOC Merger Agreement, the Company paid aggregate merger consideration of (1) 2,082,654 shares of Company common stock (valued at $28.3 million based on the $13.58 per share closing price of Company common stock on July 1, 2013), and (2) $25.3 million in cash. Additionally, the Company paid out $2.7 million for certain outstanding options to acquire PBOC common stock in accordance with the PBOC Merger Agreement and converted the remaining outstanding PBOC stock options to the Company stock options with an assumed fair value of approximately $30 thousand. On the basis of the number of shares of PBOC common stock issued and outstanding immediately prior to the completion of the merger, each outstanding share of PBOC common stock was converted into the right to receive $6.52 in cash and 0.5379 shares of Company common stock.

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

In accordance with GAAP guidance for business combinations, the Company has expensed approximately $2.6 million of direct acquisition costs and recorded $14.8 million of goodwill and $10.4 million of other intangible assets. The other intangible assets are primarily related to core deposits and are being amortized on an accelerated basis over 2-7 years. Loans that were acquired from PBOC that were considered credit impaired were written down at the acquisition date in accordance with purchase accounting to fair value. In addition, the allowance for loan losses for all PBOC loans was not carried over to the Company’s allowance for loan and lease losses. A full valuation allowance for the deferred tax asset was recorded based on management’s evaluation of the expectation of recovery of deferred tax assets for the Company. For tax purposes purchase accounting adjustments, including goodwill are all nontaxable and/or non-deductible.

Pro Forma Information

The following table presents unaudited pro forma information as if the acquisitions of PBOC, Palisades and CS Financial had occurred on January 1, 2013 after giving effect to certain adjustments. The unaudited pro forma information for the three months ended March 31, 2013 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects.

	Three months ended
	March 31,
	2014 (Actual)	2013
	(In thousands, except per share data)
Net interest income	$35,185	$20,527
Provision for loan and lease losses	1,929	2,517
Noninterest income	25,278	24,610
Noninterest expense	57,768	39,425

Income (loss) before income taxes	766	3,195
Income tax expense (benefit)	9	1,318

Net income (loss)	$757	$1,877

Basic earnings (loss) per common share	$(0.01)	$0.11
Diluted earnings (loss) per common share	$(0.01)	$0.11

The above unaudited pro forma financial information for 2013 includes the pre-acquisition periods for PBOC, Palisades, and CS Financial. The above unaudited pro forma financial information includes pre-acquisition provisions for loan and lease losses recognized by PBOC and CS Financial of $349 thousand for the three months ended March 31, 2013. No pro forma information for RenovationReady is presented for the three months ended March 31, 2014, as it is immaterial. The above pro forma financial information for the three months ended March 31, 2013 does not include cost saves or integration costs and may not be reflective of what the actual results would have been for such period had the transactions occurred at the beginning of such period.

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

Loans Held for Sale. The fair value of loans held for sale is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics. Therefore, loans held for sale subjected to recurring fair value adjustments are classified as Level 2. The Company had $169.2 million and $192.6 million of loans held for sale at such fair values at March 31, 2014 and December 31, 2013, respectively. The Company also had $831.2 million and $524.1 million of non-conforming jumbo mortgage loans held for sale at the lower of cost or fair value at March 31, 2014 and December 31, 2013, respectively. The Company obtains quotes, bid or pricing indications on all or part of these loans directly from the buyers. Premiums and discounts received or to be received on the quotes, bids or pricing indications are indicative of the fact that the cost is lower or higher than fair value.

Derivative Assets and Liabilities. The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as freestanding derivatives. The Company has entered into pay-fixed, receive-variable interest rate swap contracts with institutional counterparties to hedge against variability in cash flow attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR-based variable rate deposits. The Company is accounting for the swaps as cash flow hedges under ASC 815. The other derivative assets are interest rate lock commitments (IRLCs) with prospective residential mortgage borrowers whereby the interest rate on the loan is locked by borrower prior to funding. These IRLCs are determined to be derivative instruments in accordance with GAAP. Additional derivative assets and liabilities, typically mortgage-backed to-be-announced (TBA) securities, are used to hedge fair value changes, driven by changes in interest rates, on the Company’s mortgage assets. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities as Level 2.

Servicing Rights – Mortgage. The Company retains servicing on some of its mortgage loans sold and elected the fair value option for valuation of these mortgage servicing rights (MSRs). The value is based on a third party provider that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. Because of the significance of unobservable inputs, these servicing rights are classified as Level 3.

Other Real Estate Owned Assets. Other real estate owned assets (OREO) are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. For the three months ended March 31, 2014 and 2013, the Company experienced none and $79 thousand in valuation allowance expense for those assets, respectively.

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
	(In thousands)
March 31, 2014:
Assets
Available-for-sale securities:
SBA loan pools securities	$1,702	$—	$1,702	$—
U.S. government-sponsored entities and agency securities	1,958	—	1,958	—
Private label residential mortgage-backed securities	5,067	—	5,067	—
Agency mortgage-backed securities	98,798	—	98,798	—
Loans held for sale	169,197	—	169,197	—
Derivative assets (1)	4,469	—	4,469	—
Mortgage servicing rights (2)	18,553	—	10,146	8,407
Liabilities
Derivative liabilities (3)	64	—	64	—
December 31, 2013:
Assets
Available-for-sale securities:
SBA loan pools securities	$1,736	$—	$1,736	$—
U.S. government-sponsored entities and agency securities	1,920	—	1,920	—
Private label residential mortgage-backed securities	14,752	—	14,752	—
Agency mortgage-backed securities	151,614	—	151,614	—
Loans held for sale	192,613	—	192,613	—
Derivative assets (1)	5,493	—	5,493	—
Mortgage servicing rights (2)	13,535	—	—	13,535
Liabilities
Derivative liabilities (3)	—	—	—	—

(1)	Included in other assets on the consolidated statements of financial condition
(2)	Included in servicing rights, net and servicing rights held for sale on the consolidated statements of financial condition
(3)	Included in accrued expenses and other liabilities on the consolidated statements of financial condition

During the three months ended March 31, 2014, the Company entered into an agreement with a third party to sell servicing rights on mortgage loans with $941.1 million of outstanding unpaid principal balance at March 31, 2014 for a fair value of $10.1 million. The sale closed on April 1, 2014. The fair values on the sold MSRs are carried at the closing price of the transaction at March 31, 2014, therefore, we transferred the amount to Level 2. The Company will continue to be the interim servicer until later in the second quarter.

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurements Level
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Value	(Level One)	(Level Two)	(Level Three)
	(In thousands)
March 31, 2014:
Assets
Impaired loans:
Real estate 1-4 family first mortgage	$10,160	$—	$3,094	$7,066
Real estate mortgage	3,218	—	—	3,218
Multifamily	1,674	—	—	1,674
HELOC’s, home equity loans, and other consumer installment credit	212	—	212	—
Other real estate owned
Real estate 1-4 family first mortgage	150	—	150	—
December 31, 2013:
Assets
Impaired loans:
Real estate 1-4 family first mortgage	$12,814	$—	$8,769	$4,045
Real estate mortgage	3,868	—	105	3,763
Multifamily	1,972	—	—	1,972
HELOC’s, home equity loans, and other consumer installment credit	249	—	216	33
Commercial and industrial	33	—	—	33
SBA	10	—	—	10

The Company did not have any other real estate owned at December 31, 2013.

The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three months ended
	March 31,
	2014	2013
	(In thousands)
Impaired loans:
Real estate 1-4 family first mortgage	$(151)	$(124)
Multifamily	—	(296)
HELOC’s, home equity loans, and other consumer installment credit	(2)	(2)
Other real estate owned assets	—	35

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Private label
	residential	Mortgage
	mortgage-backed	Servicing
	securities	Rights	Total
	(In thousands)
Balance of recurring Level 3 assets at December 31, 2013	$—	$13,535	$13,535
Transfers out of Level 3 (1)	—	(9,185)	(9,185)
Total gains or losses (realized/unrealized):
Included in earnings—realized	—	—	—
Included in earnings—fair value adjustment	—	315	315
Included in other comprehensive income	—	—	—
Amortization of premium (discount)	—	—	—
Additions	—	4,326	4,326
Sales and settlements	—	(584)	(584)

Balance of recurring Level 3 assets at March 31, 2014	$—	$8,407	$8,407

Balance of recurring Level 3 assets at December 31, 2012	$2,214	$1,739	$3,953
Transfers out of Level 3 (1)	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings—realized	—	—	—
Included in earnings—fair value adjustment	—	25	25
Included in other comprehensive income	(1)	—	(1)
Amortization of premium (discount)	—	—	—
Additions	—	910	910
Sales and settlements	(294)	(95)	(389)

Balance of recurring Level 3 assets at March 31, 2013	$1,919	$2,579	$4,498

(1)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that cause the transfer.

The following table presents quantitative information about Level 3 fair value measurements on a recurring basis as of the dates indicated:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	($ in thousands)
March 31, 2014:
Mortgage servicing rights	$8,407	Discounted cash flow	Discount rate	10.00% to 17.89% (10.81%)
			Prepayment rate	3.92% to 34.54% (13.17%)
December 31, 2013:
Mortgage servicing rights	$13,535	Discounted cash flow	Discount rate	10.00% to 17.94% (10.26%)
			Prepayment rate	4.19% to 34.54% (9.85%)

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

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying	Fair Value Measurements Level
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2014:
Financial assets
Cash and cash equivalents	$333,639	$333,639	$—	$—	$333,639
Time deposits in financial institutions	1,745	1,745	—	—	1,745
Securities available-for-sale	107,525	—	107,525	—	107,525
FHLB and other bank stock	26,801	—	26,801	—	26,801
Loans held for sale	1,000,394	—	1,000,394	—	1,000,394
Loans and leases receivable, net of allowance	2,376,992	—	—	2,414,917	2,414,917
Accrued interest receivable	10,962	10,962	—	—	10,962
Derivative assets	4,469	—	4,469	—	4,469
Financial liabilities
Deposits	3,109,146	—	3,074,457	—	3,074,457
Advances from the FHLB	395,000	—	395,074	—	395,074
Federal funds purchased	70,000	70,000	—	—	70,000
Notes payable	82,416	86,615	—	—	86,615
Derivative liabilities	64	—	64	—	64
Accrued interest payable	1,628	1,628	—	—	1,628
December 31, 2013:
Financial assets
Cash and cash equivalents	$110,118	$110,118	$—	$—	$110,118
Time deposits in financial institutions	1,846	1,846	—	—	1,846
Securities available-for-sale	170,022	—	170,022	—	170,022
FHLB and other bank stock	22,600	—	22,600	—	22,600
Loans held for sale	716,733	—	719,496	—	719,496
Loans and leases receivable, net of allowance	2,427,306	—	—	2,460,953	2,460,953
Accrued interest receivable	10,866	10,866	—	—	10,866
Derivative assets	5,493	—	5,493	—	5,493
Financial liabilities
Deposits	2,918,644	—	2,877,650	—	2,877,650
Advances from the FHLB	250,000	—	250,090	—	250,090
Notes payable	82,320	85,564	—	—	85,564
Derivative liabilities	—	—	—	—	—
Accrued interest payable	1,646	1,646	—	—	1,646

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, time deposits in financial institutions, and accrued interest receivable and payable. The methods for determining the fair values for securities available for sale, and derivatives assets and liabilities are described above. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of FHLB advances and long-term debt is based on current rates for similar financing, and therefore not indicative of an exit price. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. Carrying amount of federal funds purchased is the estimated fair value due to the short-term nature of this liability, as all outstanding federal funds purchased were over-night borrowings at March 31, 2014. The fair value of off-balance-sheet items is not considered material (or is based on the current fees or costs that would be charged to enter into or terminate such arrangements) and is not presented.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The following table presents the amortized cost and fair value of the available-for-sale investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2014:
Available-for-sale
SBA loan pools securities	$1,749	$—	$(47)	$1,702
U.S. government-sponsored entities and agency securities	1,930	28	—	1,958
Private label residential mortgage-backed securities	5,086	10	(29)	5,067
Agency mortgage-backed securities	99,731	31	(964)	98,798

Total securities available for sale	$108,496	$69	$(1,040)	$107,525

December 31, 2013:
Available-for-sale
SBA loan pools securities	$1,794	$—	$(58)	$1,736
U.S. government-sponsored entities and agency securities	1,928	—	(8)	1,920
Private label residential mortgage-backed securities	14,653	135	(36)	14,752
Agency mortgage-backed securities	153,134	299	(1,819)	151,614

Total securities available for sale	$171,509	$434	$(1,921)	$170,022

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

	March 31, 2014
	Amortized
	Cost	Fair Value
	(In thousands)
Maturity:
Available-for-sale
Within one year	$—	$—
One to five years	—	—
Five to ten years	1,930	1,958
Greater than ten years	—	—
SBA loan pools, private label residential mortgage backed and agency mortgage-backed securities	106,566	105,567

Total	$108,496	$107,525

At March 31, 2014 and December 31, 2013, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at March 31, 2014 and December 31, 2013, respectively, by security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
		Gross		Gross		Gross
		Unrealized	Fair	Unrealized	Fair	Unrealized
	Fair Value	Losses	Value	Losses	Value	Losses
	(In thousands)
March 31, 2014:
Available-for-sale
SBA loan pools securities	$1,702	$(47)	$—	$—	$1,702	$(47)
U.S. government-sponsored entities and agency securities	—	—	—	—	—	—
Private label residential mortgage-backed securities	1,219	(15)	2,931	(14)	4,150	(29)
Agency mortgage-backed securities	86,795	(950)	1,798	(14)	88,593	(964)

Total available-for-sale	$89,716	$(1,012)	$4,729	$(28)	$94,445	$(1,040)

December 31, 2013:
Available-for-sale
SBA loan pools securities	$1,736	$(58)	$—	$—	$1,736	$(58)
U.S. government-sponsored entities and agency securities	1,920	(8)	—	—	1,920	(8)
Private label residential mortgage-backed securities	2,064	(11)	3,913	(25)	5,977	(36)
Agency mortgage-backed securities	114,104	(1,790)	1,821	(29)	115,925	(1,819)

Total available-for-sale	$119,824	$(1,867)	$5,734	$(54)	$125,558	$(1,921)

The Company recorded no other-than-temporary impairment (OTTI) for securities available for sale for the three months ended March 31, 2014 and 2013.

At March 31, 2014, the Company’s securities available for sale portfolio consisted of 80 securities, 67 of which were in an unrealized loss position. The unrealized losses are related to an overall increase in interest rates and a decrease in prepayment speeds of the agency mortgage-backed securities.

The Company’s private label residential mortgage-backed securities in unrealized loss positions had fair values of $4.2 million with unrealized losses of $29 thousand at March 31, 2014. The Company’s agency residential mortgage-backed securities in unrealized loss positions had fair values of $88.6 million with unrealized losses of $964 thousand at March 31, 2014. The Company’s private label residential mortgage-backed securities in unrealized loss positions had fair values of $6.0 million with unrealized losses of $36 thousand at December 31, 2013. The Company’s agency residential mortgage-backed securities in unrealized loss positions had fair values of $115.9 million with unrealized losses of $1.8 million at December 31, 2013.

The Company monitors to ensure it has adequate credit support and as of March 31, 2014, the Company does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recoveries. Of the Company’s $107.5 million securities portfolio, $107.3 million were rated AAA, AA or A, and $231 thousand were rated BBB based on the most recent credit rating from the rating agencies as of March 31, 2014. The Company considers the lowest credit rating for identification of potential OTTI.

NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

	Non-Traditional Mortgages (NTM)	Traditional Loans	Total NTM and Traditional Loans	Purchased Credit Impaired	Total Loans and Leases Receivable
	(In thousands)
March 31, 2014:
Commercial:
Commercial and industrial	$—	$297,646	$297,646	$1,538	$299,184
Real estate mortgage	—	545,968	545,968	14,613	560,581
Multi-family	—	155,382	155,382	—	155,382
SBA	—	23,064	23,064	3,477	26,541
Construction	—	25,144	25,144	—	25,144
Lease financing	—	48,537	48,537	—	48,537
Consumer:
Real estate 1-4 family first mortgage	120,668	602,448	723,116	292,039	1,015,155
Green Loans (HELOC) - First Liens	143,708		143,708		143,708
Green Loans (HELOC) - Second Liens	4,921		4,921		4,921
Other HELOC's, home equity loans, and other consumer installment credit	113	115,973	116,086	1,756	117,842

Total Gross Loans	$269,410	$1,814,162	$2,083,572	$313,423	$2,396,995

Percentage to total gross loans	11.2%	75.7%	86.9%	13.1%	100.0%
Allowance for loan losses					(20,003)

Loans and leases receivable, net					$2,376,992

December 31, 2013:
Commercial:
Commercial and industrial	$—	$283,743	$283,743	$4,028	$287,771
Real estate mortgage	—	514,869	514,869	15,014	529,883
Multi-family	—	141,580	141,580	—	141,580
SBA	—	23,740	23,740	3,688	27,428
Construction	—	24,933	24,933	—	24,933
Lease financing	—	31,949	31,949	—	31,949
Consumer:
Real estate 1-4 family first mortgage	156,490	667,526	824,016	314,820	1,138,836
Green Loans (HELOC) - First Liens	147,705	—	147,705	—	147,705
Green Loans (HELOC) - Second Liens	5,289	—	5,289	—	5,289
Other HELOC's, home equity loans, and other consumer installment credit	113	108,888	109,001	1,736	110,737

Total Gross Loans	$309,597	$1,797,228	$2,106,825	$339,286	$2,446,111

Percentage to total gross loans	12.7%	73.4%	86.1%	13.9%	100.0%
Allowance for loan losses					(18,805)

Loans and leases receivable, net					$2,427,306

Non Traditional Mortgage Loans

The Company’s non-traditional mortgage (NTM) portfolio is comprised of three interest only products: Green Account Loans (Green Loans), hybrid interest only fixed or adjustable rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of March 31, 2014 and December 31, 2013, the non-traditional mortgage loans totaled $269.4 million, or 11.2 percent of the total gross loan portfolio, and $309.6 million, or 12.7 percent of the total gross loan portfolio, respectively. Total NTM portfolio decreased by $40.2 million, or 13.0 percent, during the three months ended March 31, 2014.

	March 31, 2014			December 31, 2013
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC) - first liens	167	$143,708	53.3%	173	$147,705	47.6%
Interest-only - first liens	221	105,446	39.1%	244	139,867	45.2%
Negative amortization	35	15,222	5.7%	37	16,623	5.4%

Total NTM - first liens	423	264,376	98.1%	454	304,195	98.2%
Green Loans (HELOC) - second liens	20	$4,921	1.8%	23	$5,289	1.7%
Interest-only - second liens	1	113	0.1%	1	113	0.1%

Total NTM - second liens	21	5,034	1.9%	24	5,402	1.8%

Total NTM loans	444	$269,410	100.0%	478	$309,597	100.0%

Total gross loan portfolio		$2,396,995			$2,446,111
% of NTM to total gross loan portfolio		11.2%			12.7%

Green Loans

Green Loans are single family residential first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year balloon payment due at maturity. At March 31, 2014, Green Loans totaled $148.6 million, a decrease of $4.4 million, or 2.9 percent from $153.0 million at December 31, 2013, primarily due to reductions in principal balance and payoffs. As of March 31, 2014 and December 31, 2013, $5.6 million and $5.7 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines. The Company discontinued origination of the Green Loan products in 2011.

Interest Only Loans

Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. As of March 31, 2014, our interest only loans decreased by $34.4 million, or 24.6 percent, to $105.6 million from $140.0 million at December 31, 2013, primarily due to transfers to loans held for sale of $23.9 million and net amortization of $10.5 million. As of March 31, 2014 and December 31, 2013, $843 thousand and $752 thousand of the interest only loans were non-performing, respectively.

Loans with the Potential for Negative Amortization

Negative amortization loans decreased by $1.4 million, or 8.4 percent, to $15.2 million as of March 31, 2014 from $16.6 million as of December 31, 2013. The Company discontinued origination of negative amortization loans in 2007. As of March 31, 2014 and December 31, 2013, $983 thousand and $1.2 million of the loans that had the potential for negative amortization were non-performing, respectively. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.

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

As a result, the Company proactively manages the portfolio by performing detailed analysis on its portfolio with emphasis on the NTM portfolio. The Company’s Internal Asset Review Committee (IARC) conducts meetings on at least a quarterly basis review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations.

On the Interest Only loans, the Company projects future payment changes to determine if there will a material increase in required payment and then monitors the loans for possible delinquency. The individual loans are monitored for possible downgrading of risk rating, and trends within the portfolio are identified that could affect other interest only loans scheduled for payment changes in the near future.

Non Traditional Mortgage Performance Indicators

The following table presents the Company’s non-traditional one-to-four family residential mortgage Green Loans first lien portfolio at March 31, 2014 and December 31, 2013 by FICO scores:

	March 31, 2014			December 31, 2013			Changes
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	7	$1,178	0.8%	7	$1,382	0.9%	—	$(204)	-0.1%
700-799	91	71,894	50.0%	94	74,876	50.8%	(3)	(2,982)	-0.8%
600-699	43	41,985	29.2%	44	42,739	28.9%	(1)	(754)	0.3%
<600	13	11,907	8.3%	14	11,965	8.1%	(1)	(58)	0.2%
No FICO	13	16,744	11.7%	14	16,743	11.3%	(1)	1	0.4%

Totals	167	$143,708	100.0%	173	$147,705	100.0%	(6)	$(3,997)	0.0%

The Company updates FICO scores on a semi-annual basis, typically in second and fourth quarter or as needed in conjunction with proactive portfolio management. As such, the FICO scores did not materially change from December 31, 2013 to March 31, 2014, but the change during the quarter reflects loans that were paid off during the quarter.

Loan to Value

The table below represents the Company’s one-to-four SFR non-traditional mortgage first lien portfolio by LTV as of the dates indicated:

	Green			Interest-Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
March 31, 2014:
LTV’s (1)
< 61	81	$82,430	57.4%	75	$43,389	41.2%	14	$5,670	37.2%	170	$131,489	49.8%
61-80	49	37,055	25.8%	39	18,777	17.8%	14	7,181	47.2%	102	63,013	23.8%
81-100	25	14,108	9.8%	41	20,911	19.8%	6	1,967	12.9%	72	36,986	14.0%
> 100	12	10,115	7.0%	66	22,369	21.2%	1	404	2.7%	79	32,888	12.4%

Totals	167	$143,708	100.0%	221	$105,446	100.0%	35	$15,222	100.0%	423	$264,376	100.0%

December 31, 2013:
LTV’s (1)
< 61	90	$78,807	53.3%	80	$65,181	46.6%	13	$4,930	29.7%	183	$148,918	49.0%
61-80	38	33,604	22.8%	51	28,999	20.7%	13	7,643	45.9%	102	70,246	23.1%
81-100	26	14,917	10.1%	43	21,474	15.4%	8	3,277	19.7%	77	39,668	13.0%
> 100	19	20,377	13.8%	70	24,213	17.3%	3	773	4.7%	92	45,363	14.9%

	173	$147,705	100.0%	244	$139,867	100.0%	37	$16,623	100.0%	454	$304,195	100.0%

(1)	LTV represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company’s policy

The decrease in interest only was primarily due to transfers to loans held for sales, and reductions in principal balance and payoffs. The Company updates LTV on a semi-annual basis, typically in second and fourth quarter or as needed in conjunction with proactive portfolio management. As such, the LTV did not materially change from December 31, 2013 to March 31, 2014, but the change during the quarter reflects loans that were paid off during the quarter.

Allowance for Loan and Lease Losses

The Company has an established credit risk management process that includes regular management review of the loan and lease portfolio to identify problem loans and leases. During the ordinary course of business, management becomes aware of borrowers and lessees that may not be able to meet the contractual requirements of the loan and lease agreements. Such loans and leases are subject to increased monitoring. Consideration is given to placing the loan or lease on non-accrual status, assessing the need for additional allowance for loan and lease losses, and partial or full charge-off. The Company maintains the allowance for loan and lease losses at a level that is considered adequate to cover the estimated and known inherent risks in the loan portfolio.

The Company also maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on outstanding loan balance of same customer or outstanding loans that shares similar credit risk exposure are used to determine the adequacy of the reserve. As of March 31, 2014 and December 31, 2013, the reserve for unfunded loan commitments was $1.6 million and $1.4 million, respectively.

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

The following table presents a summary of activity in the allowance for loan and lease losses and ending balances of loans evaluated for impairment for the periods indicated:

	Three months ended
	March 31,
	2014	2013
	(In thousands)
Balance at beginning of year	$18,805	$14,448
Loans and leases charged off	(203)	(906)
Recoveries of loans and leases previously charged off	435	305
Transfer of loans to held-for-sale	(963)	—
Provision for loan and lease losses	1,929	2,168

Balance at end of year	$20,003	$16,015

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment in loans and leases by portfolio segment and is based on the impairment method as of or for the periods ended dates indicated:

								HELOC’s,
								Home Equity
							Real Estate	Loans, and
	Commercial	Commercial					1-4 family	Other
	and	Real Estate	Multi-			Lease	First	Consumer
	Industrial	Mortgage	Family	SBA	Construction	Financing	Mortgage	Credit	Unallocated	TOTAL
	(In thousands)
March 31, 2014:
Allowance for loan and lease losses:
Balance as of December 31, 2012	$1,822	$5,484	$2,566	$235	$244	$428	$7,044	$532	$450	$18,805
Charge-offs	—	—	—	(17)	—	—	(151)	(35)	—	(203)
Recoveries	26	316	—	92	—	—	—	1	—	435
Transfer of loans to held-for-sale	—	—	—	—	—	—	(963)	—	—	(963)
Provision	519	649	154	(99)	108	194	217	284	(97)	1,929

Balance as of December 31, 2013	$2,367	$6,449	$2,720	$211	$352	$622	$6,147	$782	$353	$20,003

Individually evaluated for impairment	$—	$—	$37	$—	$—	$—	$25	$—	$—	$62
Collectively evaluated for impairment	2,367	6,449	2,683	211	352	622	5,926	782	353	19,745
Acquired with deteriorated credit quality	—	—	—	—	—	—	196	—	—	196

Total ending allowance balance	$2,367	$6,449	$2,720	$211	$352	$622	$6,147	$782	$353	$20,003

Loans:
Individually evaluated for impairment	$—	$3,218	$1,674	$—	$—	$—	$10,160	$212	$—	$15,264
Collectively evaluated for impairment	297,646	542,750	153,708	23,064	25,144	48,537	856,664	120,795	—	2,068,308
Acquired with deteriorated credit quality	1,538	14,613	—	3,477	—	—	292,039	1,756	—	313,423

Total ending loan balances	$299,184	$560,581	$155,382	$26,541	$25,144	$48,537	$1,158,863	$122,763	$—	$2,396,995

March 31, 2013:
Allowance for loan and lease losses:
Balance as of December 31, 2012	$263	$3,178	$1,478	$118	$21	$261	$8,855	$274	$—	$14,448
Charge-offs	—	(105)	(384)	(125)	—	(23)	(262)	(7)	—	(906)
Recoveries	—	—	88	125	—	2	90	—	—	305
Provision	218	625	362	15	273	23	529	(70)	193	2,168

Balance as of March 31, 2013	$481	$3,698	$1,544	$133	$294	$263	$9,212	$197	$193	$16,015

Individually evaluated for impairment	$—	$38	$329	$—	$—	$—	$1,095	$—		$1,462
Collectively evaluated for impairment	481	3,636	1,215	133	294	263	7,902	197	193	14,314
Acquired with deteriorated credit quality		24					215			239

Total ending allowance balance	$481	$3,698	$1,544	$133	$294	$263	$9,212	$197	$193	$16,015

Loans:
Individually evaluated for impairment	$—	$2,511	$2,336	$—	$—	$—	$17,062	$—		$21,909
Collectively evaluated for impairment	74,564	307,338	123,329	30,329	6,831	16,418	806,197	21,901		1,386,907
Acquired with deteriorated credit quality	4,781	21,616	838	5,333	—	—	185,833	55		218,456

Total ending loan balances	$79,345	$331,465	$126,503	$35,662	$6,831	$16,418	$1,009,092	$21,956	$—	$1,627,272

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of the dates indicated. The recorded investment presents customer balances net of any partial charge-offs recognized on the loans and leases and net of any deferred fees and costs.

	March 31, 2014			December 31, 2013
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
	(In thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$50	$33	$—
Real estate mortgage	3,526	3,218	—	4,951	3,868	—
Multi-family	—	—	—	487	270	—
SBA	—	—	—	26	10	—
Consumer:
Real estate 1-4 family first mortgage	8,612	8,267	—	10,765	9,487	—
HELOC’s, home equity loans, and other consumer installment credit	213	212	—	248	247	—
With an allowance recorded:
Commercial:
Multi-family	1,782	1,674	37	1,797	1,702	60
Consumer:
Real estate 1-4 family first mortgage	2,064	1,893	26	3,378	3,327	34
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	2	2	2

Total	$16,197	$15,264	$63	$21,704	$18,946	$96

The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Three months ended March 31,
	2014			2013
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
	(In thousands)
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Real estate mortgage	3,417	49	57	2,519	3	3
Multi-family	1,684	13	13	2,343	—	—
Consumer:
Real estate 1-4 family first mortgage	10,270	65	65	17,025	106	96
HELOC’s, home equity loans, and other consumer installment credit	213	1	1	—	—	—

Total	$15,584	$128	$136	$21,887	$109	$99

The following table presents nonaccrual loans and leases and loans past due 90 days still on accrual as of the dates indicated:

	March 31, 2014			December 31, 2013
	Traditional Loans	NTM Loans	Total	Traditional Loans	NTM Loans	Total
(In thousands)
Loans past due 90 days or more still on accrual	$—	$—	$—	$—	$—	$—
Nonaccrual loans
The Company maintains specific allowance allocations for these loans of $63 in 2014 and $95 in 2013	24,965	7,475	32,440	23,950	7,698	31,648

The following table presents the composition of nonaccrual loans and leases as of the dates indicated:

	March 31, 2014			December 31, 2013
	Traditional Loans	NTM Loans	Total	Traditional Loans	NTM Loans	Total
	(In thousands)
Commercial:
Commercial and industrial	$321	$—	$321	$33	$—	$33
Real estate mortgage	3,764	—	3,764	3,868	—	3,868
Multi-family	1,938	—	1,938	1,972	—	1,972
SBA	57	—	57	10	—	10
Lease financing	119	—	119	—	—	—
Consumer:
Real estate 1-4 family first mortgage	18,721	1,826	20,547	18,032	2,000	20,032
Green Loans (HELOC) - First Liens	—	5,437	5,437	—	5,482	5,482
Green Loans (HELOC) - Second Liens	—	212	212	—	216	216
Other HELOC’s, home equity loans, and other consumer installment credit	45	—	45	35	—	35

Total	$24,965	$7,475	$32,440	$23,950	$7,698	$31,648

Past Due Loans and Leases

The following tables present the aging of the recorded investment in past due loans and leases as of March 31, 2014, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	March 31, 2014
			Greater than			Gross Loans
	30 - 59 Days	60 - 89 Days	89 Days	Total		and Leases
	Past Due	Past Due	Past Due	Past Due	Current	Receivables
	(In thousands)
NTM loans:
Real estate 1-4 family first mortgage	$1,932	$1,670	$1,826	$5,428	$115,240	$120,668
Green Loans (HELOC) - First Liens	2,143	—	437	2,580	141,128	143,708
Green Loans (HELOC) - Second Liens	—	—	—	—	4,921	4,921
HELOC’s, home equity loans, and other consumer installment credit	—	113	—	113	—	113

Total NTM loans	$4,075	$1,783	$2,263	$8,121	$261,289	$269,410

Traditional loans:
Commercial:
Commercial and industrial	$697	$—	$274	$971	$296,675	$297,646
Real estate mortgage	—	—	—	—	545,968	545,968
Multi-family	1,016	142	3	1,161	154,221	155,382
SBA	15	—	47	62	23,002	23,064
Construction	—	—	—	—	25,144	25,144
Lease financing	275	69	119	463	48,074	48,537
Consumer:
Real estate 1-4 family first mortgage	14,902	6,698	13,677	35,277	567,171	602,448
HELOC’s, home equity loans, and other consumer installment credit	54	—	36	90	115,883	115,973

Total traditional loans	$16,959	$6,909	$14,156	$38,024	$1,776,138	$1,814,162

PCI loans:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$1,538	$1,538
Real estate mortgage	—	—	880	880	13,733	14,613
Multi-family	—	—	—	—	—	—
SBA	274	—	43	317	3,160	3,477
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	15,233	4,391	11,187	30,811	261,228	292,039
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—	1,756	1,756

Total PCI loans	$15,507	$4,391	$12,110	$32,008	$281,415	$313,423

Total	$36,541	$13,083	$28,529	$78,153	$2,318,842	$2,396,995

The following tables presents the aging of the recorded investment in past due loans and leases as of December 31, 2013, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	December 31, 2013
			Greater than			Gross Loans
	30 - 59 Days	60 - 89 Days	89 Days	Total		and Leases
	Past Due	Past Due	Past Due	Past Due	Current	Receivables
	(In thousands)
NTM loans:
Real estate 1-4 family first mortgage	$1,003	$1,854	$769	$3,626	$152,864	$156,490
Green Loans (HELOC) - First Liens	653	—	437	1,090	146,615	147,705
Green Loans (HELOC) - Second Liens	—	—	—	—	5,289	5,289
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—	113	113

Total NTM loans	$1,656	$1,854	$1,206	$4,716	$304,881	$309,597

Traditional loans:
Commercial:
Commercial and industrial	$52	$235	$—	$287	$283,456	$283,743
Real estate mortgage	5,554	194	—	5,748	509,121	514,869
Multi-family	602	—	—	602	140,978	141,580
SBA	14	48	—	62	23,678	23,740
Construction	—	—	—	—	24,933	24,933
Lease financing	271	92	19	382	31,567	31,949
Consumer:
Real estate 1-4 family first mortgage	20,684	6,124	12,181	38,989	628,537	667,526
HELOC’s, home equity loans, and other consumer installment credit	209	110	35	354	108,534	108,888

Total traditional loans	$27,386	$6,803	$12,235	$46,424	$1,750,804	$1,797,228

PCI loans:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$4,028	$4,028
Real estate mortgage	—	—	—	—	15,014	15,014
Multi-family	—	—	—	—	—	—
SBA	45	1	106	152	3,536	3,688
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	21,888	8,580	12,099	42,567	272,253	314,820
HELOC’s, home equity loans, and other consumer installment credit	—	—	—	—	1,736	1,736

Total PCI loans	$21,933	$8,581	$12,205	$42,719	$296,567	$339,286

Total	$50,975	$17,238	$25,646	$93,859	$2,352,252	$2,446,111

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

For the three months ended March 31, 2014, there was no modification. For the three months ended March 31, 2013, there was one modification through extension of maturity.

	Three months ended March 31,
	2014			2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
NTM and Traditional loans:
Real estate 1-4 family first mortgage	0	$—	$—	1	$367	$367

Total	0	$—	$—	1	$367	$367

During the three months ended March 31, 2014 and 2013, there were no loans and leases modified as TDRs for which there was a payment default within twelve months following the modification.

Troubled debt restructured loans and leases consist of the following as of the dates indicated:

	March 31, 2014			December 31, 2013
		Traditional			Traditional
	NTM Loans	Loans	PCI Loans	NTM Loans	Loans	PCI Loans
	(In thousands)
Commercial:
Commercial and industrial	$—	$—	$88	$—	$—	$85
Real estate mortgage	—	181	2,847	—	194	2,868
Multi-family	—	—	—	—	—	—
SBA	—	10	689	—	10	704
Consumer:
Real estate 1-4 family first mortgage	—	3,557	—	—	3,605	—
Green Loans (HELOC) - first liens	3,463	—	—	3,468	—	—
HELOC’s, home equity loans, and other consumer installment credit	—	—	1,756	—	—	1,736

Total	$3,463	$3,748	$5,380	$3,468	$3,809	$5,393

TDRs, excluding purchased credit impaired loans, were $7.2 million and $7.3 million at March 31, 2014 and December 31, 2013, respectively. The Company did not have any commitments to lend to customers with outstanding loans or leases that were classified as troubled debt restructurings as of March 31, 2014 and December 31, 2013.

Credit Quality Indicators

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

The following table presents the risk categories for loans and leases as of March 31, 2014:

	March 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Gross Loans and Leases Receivables
	(In thousands)
NTM loans:
Real estate 1-4 family first mortgage	$116,622	$2,008	$2,038	$—	$—	$120,668
Green Loans (HELOC) - First Liens	126,407	10,818	6,483	—	—	143,708
Green Loans (HELOC) - Second Liens	4,709	—	212	—	—	4,921
HELOC’s, home equity loans, and other consumer installment credit	113	—	—	—	—	113

Total NTM loans	$247,851	$12,826	$8,733	$—	$—	$269,410

Traditional loans:
Commercial:
Commercial and industrial	$295,194	$—	$2,452	$—	$—	$297,646
Real estate mortgage	539,043	2,263	4,662	—	—	545,968
Multi-family	153,446	—	1,936	—	—	155,382
SBA	23,040	—	24	—	—	23,064
Construction	25,144	—	—	—	—	25,144
Lease financing	48,537	—	—	—	—	48,537
Consumer:
Real estate 1-4 family first mortgage	568,708	8,662	25,078	—	—	602,448
HELOC’s, home equity loans, and other consumer installment credit	115,831	109	33	—	—	115,973

Total traditional loans	$1,768,943	$11,034	$34,185	$—	$—	$1,814,162

PCI loans:
Commercial:
Commercial and industrial	$—	$948	$590	$—	$—	$1,538
Real estate mortgage	9,156	—	5,457	—	—	14,613
Multi-family	—	—	—	—	—	—
SBA	733	599	2,145	—	—	3,477
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	—	—	271	—	291,768	292,039
HELOC’s, home equity loans, and other consumer installment credit	—	—	1,756	—	—	1,756

Total PCI loans	$9,889	$1,547	$10,219	$—	$291,768	$313,423

Total	$2,026,683	$25,407	$53,137	$—	$291,768	$2,396,995

PCI loan pools are not risk rated.

The following table presents the risk categories for loans and leases as of December 31, 2013:

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Gross Loans and Leases Receivables
	(In thousands)
NTM loans:
Real estate 1-4 family first mortgage	$151,728	$2,321	$2,441	$—	$—	$156,490
Green Loans (HELOC) - First Liens	129,679	11,470	6,556	—	—	147,705
Green Loans (HELOC) - Second Liens	5,073	—	216	—	—	5,289
HELOC’s, home equity loans, and other consumer installment credit	113	—	—	—	—	113

Total NTM loans	$286,593	$13,791	$9,213	$—	$—	$309,597

Traditional loans:
Commercial:
Commercial and industrial	$280,527	$1	$3,215	$—	$—	$283,743
Real estate mortgage	510,117	—	4,752	—	—	514,869
Multi-family	139,608	—	1,972	—	—	141,580
SBA	23,714	—	26	—	—	23,740
Construction	24,933	—	—	—	—	24,933
Lease financing	31,949	—	—	—	—	31,949
Consumer:
Real estate 1-4 family first mortgage	640,701	6,350	20,475	—	—	667,526
HELOC’s, home equity loans, and other consumer installment credit	108,745	108	33	2	—	108,888

Total traditional loans	$1,760,294	$6,459	$30,473	$2	$—	$1,797,228

PCI loans:
Commercial:
Commercial and industrial	$—	$969	$3,059	$—	$—	$4,028
Real estate mortgage	10,148	—	4,866	—	—	15,014
Multi-family	—	—	—	—	—	—
SBA	844	605	2,239	—	—	3,688
Construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Consumer:
Real estate 1-4 family first mortgage	—	—	287	—	314,533	314,820
HELOC’s, home equity loans, and other consumer installment credit	—	—	1,736	—	—	1,736

Total PCI loans	$10,992	$1,574	$12,187	$—	$314,533	$339,286

Total	$2,057,879	$21,824	$51,873	$2	$314,533	$2,446,111

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

	March 31, 2014		December 31, 2013
	Outstanding	Carrying	Outstanding	Carrying
	Balance	Amount	Balance	Amount
	(In thousands)
Commercial:
Commercial and industrial	$2,322	$1,538	$5,838	$4,028
Real estate mortgage	17,234	14,613	17,682	15,014
Multi-family	—	—	—	—
SBA	4,657	3,477	4,940	3,688
Consumer:
Real estate 1-4 family first mortgage	376,380	292,039	414,341	314,820
HELOC’s, home equity loans, and other consumer installment credit	2,133	1,756	2,134	1,736

Total	$402,726	$313,423	$444,935	$339,286

The following table presents a summary of accretable yield, or income expected to be collected for the periods indicated:

	Three months ended
	March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$126,336	$32,206
New loans or leases purchased	—	45,142
Accretion of income	(7,169)	(2,668)
Changes in expected cash flows	131	1,430
Disposals	(10,950)	(169)

Balance at end of period	$108,348	$75,941

The Company did not purchase any PCI loans during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company completed three bulk loan acquisitions with unpaid principal balances and fair values of $451.5 million and $332.3 million, respectively, at the respective acquisition dates. The Company determined that certain loans in these bulk acquisitions reflected evidence of credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

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

Income earned from servicing rights for the three months ended March 31, 2014 and 2013 were $1.3 million and $188 thousand, respectively. This amount is reported in loan servicing income in the consolidated statements of operations. The following table presents a composition of servicing rights as of the dates indicated:

	March 31, 2014	December 31, 2013
	(In thousands)
Mortgage servicing rights, at fair value	$18,553	$13,535
SBA servicing rights, at cost	327	348

Total	$18,880	$13,883

Servicing retained sold mortgage loans are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at March 31, 2014 and December 31, 2013 was $1.90 billion and $1.37 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $6.7 million and $5.9 million at March 31, 2014 and December 31, 2013, respectively.

Mortgage Servicing Rights

During the three months ended March 31, 2014, the Company entered into an agreement with a third party to sell servicing rights on mortgage loans with $941.1 million of outstanding unpaid principal balance at March 31, 2014 for a fair value of $10.1 million. The sale closed on April 1, 2014. The fair values on the sold MSRs are carried at the closing price of the transaction at March 31, 2014. The Company will continue to be the interim servicer until later in the second quarter.

The following table presents the key characteristics, inputs and economic assumptions used to estimate the fair value of the MSRs as of dates indicated:

	March 31, 2014	December 31, 2013
	($ in thousands)
Fair value of retained MSRs	$8,407	$13,535
Decay (prepayment/default)	17.23%	15.40%
Discount rate	10.81%	10.39%
Constant prepayment rate	13.17%	10.28%
Weighted-average life (in years)	5.92	7.37

The following table presents activity in the MSRs for the periods indicated:

	Three months ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$13,535	$1,739
Additions	5,140	910
Prepayments	(209)	(68)
Changes in fair value resulting from valuation inputs or assumptions	462	25
Other—loans paid off	(375)	(27)

Balance at end of period	$18,553	$2,579

SBA Servicing Rights

The Company used a discount rate of 7.25 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speed are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Three months ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$348	$539
Additions	—	5
Amortization, including prepayments	(21)	(46)

Balance at end of period	$327	$498

NOTE 7 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned for the periods indicated:

	Three months ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$—	$4,527
Additions	150	486
Sales and net direct write-downs	—	(5,249)
Net change in valuation allowance	—	2,000

Balance at end of period	$150	$1,764

The following table presents the activity in the other real estate owned valuation allowance for the periods indicated:

	Three months ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$—	$2,069
Additions	—	79
Net direct write-downs and removals upon sale	—	(2,079)

Balance at end of period	$—	$69

The following table presents expenses related to foreclosed assets included in loan servicing and foreclosure expenses on the consolidated statements of operations for the periods indicated:

	Three months ended March 31,
	2014	2013
	(In thousands)
Net gain (loss) on sales	$—	$114
Operating expenses, net of rental income	—	(240)

Total	$—	$(126)

The following table presents loans provided for sales of other real estate owned, included in other assets on the consolidated statements of financial condition, and deferred gain on real estate sold on contract, included in accrued expenses and other liabilities on the consolidated statements of financial condition for the periods indicated:

	Three months ended March 31,
	2014	2013
	(In thousands)
Loans provided for sales of other real estate owned sold on contract	—	$—
Deferred gain on other real estate sold on contract	—	—

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

At March 31, 2014, the Company had goodwill of $32.9 million related to the RenovationReady®, CS Financial, PBOC, and Beach acquisitions.

Core deposit intangibles are amortized over their useful lives ranging from 4 to 7 years. As of March 31, 2014, the weighted average remaining amortization period for core deposit intangibles was approximately 6 years. The following table presents a summary of other intangible assets as of the dates indicated:

	Gross
	Carrying	Accumulated	Intangible
	Value	Amortization	Assets, Net
	(In thousands)
March 31, 2014:
Amortized intangible assets:
Core deposit intangibles	15,520	4,307	11,213

Totals	$15,520	$4,307	$11,213

December 31, 2013:
Amortized intangible assets:
Core deposit intangibles	15,433	3,281	12,152

Totals	$15,433	$3,281	$12,152

Aggregate amortization of intangible assets was $939 thousand and $367 thousand for the three months ended March 31, 2014 and 2013, respectively. The following table presents estimated future amortization expenses as of March 31, 2014:

	2014	2015	2016	2017	2019 and after	Total
	(In thousands)
Estimated future amortization expense	$3,333	$2,730	$2,128	$1,541	$1,481	$11,213

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At March 31, 2014, the Bank had a fixed-rate advance of $15.0 million at an interest rate of 0.82 percent and a variable-rate advance of $380.0 million at an interest rate of 0.11 percent from the FHLB. At December 31, 2013, $25.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.59 percent to 0.82 percent with a weighted average rate of 0.73 percent, and $225.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.06 percent as of that date. In addition, the Company had outstanding federal funds purchased of $70.0 million at March 31, 2014.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At March 31, 2014 and December 31, 2013, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $1.67 billion and $740.1 million, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $18.6 million and $14.4 million, respectively, at March 31, 2014 and December 31, 2013. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $509.0 million at March 31, 2014. In addition, the Bank had available lines of credit with the Federal Reserve Bank totaling $89.3 million at March 31, 2014.

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

NOTE 11 – INCOME TAXES

For the three months ended March 31, 2014 and 2013, income tax expense was $9 thousand and $632 thousand, respectively, and the effective tax rate was 1.1 percent and 40.5 percent, respectively. The Company’s effective tax rate decreased due to the establishment of a full valuation allowance in 2013. Due to the inability to reliably estimate the income for the year, the Company has used the year to date effective tax rate as the best estimate of the annual effective tax rate, under ASC 740-270-30.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax base of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. As of March 31, 2014, the Company had a net deferred tax asset of $0, net of a $17.0 million valuation allowance and as of December 31, 2013, the Company had a net deferred tax asset of $0, net of a $17.3 million valuation allowance.

The Company adopted the provisions of ASC 740-10-25 (formally FIN 48), which relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on January 1, 2007. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $2.6 million and $2.2 million at March 31, 2014 and December 31, 2013, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The total amount of tax benefit that, if recognized, would impact the effective tax rate was none as of March 31, 2014. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense. At March 31, 2014 and December 31, 2013, the Company had no accrued interest or penalties.

Banc of California, Inc. and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. federal taxing authorities for tax years before 2010 and for all state tax years before 2009, except for Gateway Bancorp, Inc. and its subsidiaries (acquired by the Company in 2012), which are currently under examination by the Internal Revenue Service (IRS) for 2008 and 2009 tax years. Banc of California, Inc. and its subsidiaries are currently under examination by IRS for the 2010 and 2011 tax years. The consolidated returns for these years include Banc of California, Inc. and the Bank.

NOTE 12 – MORTGAGE BANKING ACTIVITIES

The Bank originates conforming single family residential mortgage loans and sells these loans in the secondary market. This activity is conducted in the name of the Bank with certain retail channels operating under different DBA or trade names such as Banc Home Loans and CS Financial. As of March 31, 2014, the mortgage operations maintained 53 producing loan production offices. The amount of net gain on mortgage banking activities is a function of mortgage loans originated for sale and the fair values of these loans and derivatives. Net gain on mortgage banking activities includes mark to market pricing adjustments on loan commitments and forward sales contracts, and initial capitalized value of mortgage servicing rights (MSRs).

During the three months ended March 31, 2014, the Bank originated $511.5 million of conforming single family residential mortgage loans and sold $531.8 million of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $15.2 million and 2.96 percent, respectively, and loan origination fees were $2.1 million for the three months ended March 31, 2014. Included in the net gain is the initial capitalized value of our MSRs, which totaled $4.8 million, on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended March 31, 2014.

During the three months ended March 31, 2013, the Bank originated $332.8 million of conforming single family residential mortgage loans and sold $331.7 million of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $15.4 million and 4.61 percent, respectively, and loan origination fees were $1.8 million for the three months ended March 31, 2013. Included in the net gain is the initial capitalized value of our MSRs, which totaled $783 thousand, on loans sold to Fannie Mae and Freddie Mac for the three months ended March 31, 2013.

Mortgage Loan Repurchase Obligations

In addition to net gain on mortgage banking activities, the Company records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Provision for loan repurchases totaled $571 thousand and $256 thousand for the three months ended March 31, 2014 and 2013, respectively.

The following table presents a summary of activity in the reserve for loss on repurchased loans for the periods indicated:

	Three months ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$5,427	$3,485
Provision for loan repurchases	571	256
Payments made for loss reimbursement on sold loans	(132)	(243)

Balance at end of period	$5,866	$3,498

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

On September 30, 2013, the Company entered into pay-fixed, receive-variable interest-rate swap contracts with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR based variable rate deposits. The Company is accounting for the swaps as cash flow hedges under ASC 815. The notional amount of the interest rate swaps were $50.0 million with a maturity date of September 27, 2018. The fair values of the interest rate swaps were $9 thousand and $226 thousand as of March 31, 2014 and December 31, 2013, respectively.

The Company originates residential real estate mortgage loans and generates revenues from the origination and sale of these loans. Although management closely monitors market conditions, such activities are sensitive to fluctuations in prevailing interest rates and real estate markets. As of March 31, 2014, approximately 81.7 percent of all properties securing loans held for sale were located in California. A change in the underlying economic conditions of the California residential real estate market could have an adverse impact on the Company’s results of operations.

In connection with mortgage banking activities, if interest rates increase, the value of the Company’s loan commitments to borrowers and fixed rate mortgage loans held-for-sale are adversely impacted. The Company attempts to economically hedge the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by selling forward contracts on securities with government-sponsored enterprises (GSEs) and investors in loans. Forward contracts on securities of GSEs and loan commitments to borrowers are non-designated derivative instruments and the gains and losses resulting from these derivative instruments are included in net gain on mortgage banking activities in the accompanying consolidated statements of operations. At March 31, 2014, the resulting derivative asset of $4.5 million and liability of $64 thousand, are included in other assets and accrued expenses and other liabilities, respectively, on the accompanying consolidated statements of financial condition. At March 31, 2014, the Company had outstanding forward sales commitments totaling $239.3 million. At March 31, 2014, the Company was committed to fund loans for borrowers of approximately $141.9 million.

The net losses relating to free-standing derivative instruments used for risk management were $3.6 million and none for the three months ended March 31, 2014 and 2013, respectively, and are included in net gain on mortgage banking activities in the consolidated statements of operations.

The following table presents the amount and market value of mortgage banking derivatives included in the consolidated statements of financial condition as of the dates indicated. Note 3, Fair Value of Financial Instruments, contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	March 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Included in assets:
Interest rate lock commitments	$135,421	$4,140	$129,010	$3,962
Mandatory forward commitments	239,309	320	242,337	1,305
Interest rate swap	50,000	9	50,000	226

Total included in assets	$424,730	$4,469	$421,347	$5,493

Included in liabilities:
Interest rate lock commitments	$6,450	$64	$—	$—

Total included in liabilities	$6,450	$64	$—	$—

NOTE 14 – STOCK COMPENSATION PLANS

Share-based Compensation Expense

For the three months ended March 31, 2014 and 2013, share-based compensation expense was $923 thousand and $331 thousand, respectively, and the related tax benefits were none and $2 thousand, respectively.

On July 16, 2013, the Company’s stockholders approved the Company’s 2013 Omnibus Stock Incentive Plan (the 2013 Omnibus Plan). Upon the approval of the 2013 Omnibus Plan, no new awards may be granted under the Company’s 2011 Omnibus Incentive Plan or any prior equity incentive plans. The 2013 Omnibus Plan provides that the aggregate number of shares of Company common stock that may be subject to awards under the 2013 Omnibus Plan will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of March 31, 2014, the Share Limit and available shares for future awards under the 2013 Omnibus Plan were 2,173,750 shares.

Unrecognized Share-based Compensation Expense

The following table presents unrecognized share-based compensation expense as of March 31, 2014:

	Unrecognized Expense	Average Expected Recognition Period
	($ in thousands)
Stock option awards	$1,345	4.14 years
Restricted stock awards	10,395	3.65 years

Total	$11,740	3.71 years

Stock Options

The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the current market price on the date of grant, and generally have provided for a three-year to five-year vesting period and contractual terms of 7 to 10 years.

The following table represents stock option activity as of and for the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at beginning of period	734,721	$12.73	7.5 years	$741
Granted	—	$—	0 years	$—
Exercised	(66,667)	$11.36	0 years	$—
Forfeited	—	$—	0 years	$—

Outstanding at end of period	668,054	$12.86	7.3 years	$188

Exercisable at end of period	335,000	$11.71	7.6 years	$188

The following table represents changes in unvested stock options and related information as of and for the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Exercise Price per Share
Non-vested outstanding at beginning of period	419,569	$13.16
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Non-vested outstanding at end of period	419,569	$13.16

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

The following table represents restricted stock awards activity as of and for the three months ended March 31, 2014:

	Number of Shares	Weighted- Average Exercise Price per Share
Non-vested shares outstanding at beginning of period	893,886	$13.78
Granted	95,719	$13.07
Vested	(22,879)	$11.19
Forfeited	(83,184)	$13.06

Non-vested shares outstanding at end of period	883,542	$13.83

Stock Appreciation Right

On August 21, 2012, the Company granted to its chief executive officer a ten-year stock appreciation right (SAR) with respect to 500,000 shares (Initial SAR) of the Company’s common stock with a base price of $12.12 per share. One third of the Initial SAR vested on the grant date, one third vested on the first anniversary of the grant date and one-third will vest on the second anniversary of the grant date such that the SAR will be fully vested on the second anniversary of the grant date. On June 21, 2013, a SAR with respect to an additional 150,933 shares (Additional SAR I) with a base price of $13.00 per share was granted to the Company’s chief executive officer pursuant to the anti-dilution provisions under his SAR agreement with the Company due to the Company’s issuance on that date of shares of common stock in an underwritten public offering. On July 1, 2013, July 2, 2013 and December 10, 2013, SARs with respect to an additional 88,366, 15,275 and 70,877 shares (Additional SARs II, III and IV, respectively, and together with Additional SAR I and the Initial SAR, the SARs) with base prices of $13.49, $13.49 and $12.65 per share, respectively, were granted to the Company’s chief executive officer pursuant to the anti-dilution provisions of his SAR agreement with the Company due to the Company’s issuances on those dates of shares of common stock in connection with the completion of the PBOC acquisition, the exercise of the over-allotment option granted to the underwriters of the Company’s public common stock offering initially completed on June 21, 2013 and the private placement in accordance with a Securities Purchase Agreement executed on December 3, 2013.

The Additional SARs have the same terms and conditions, including vesting, as the Initial SAR. Compensation expense for the SAR is recognized over the vesting period based on the fair value as calculated using Black Scholes as of the grant date and adjusted each quarter. The SARs originally were to be settled in cash. On December 13, 2013, the Company converted all outstanding SARs to stock options with the same terms absent an ability to settle in cash.

NOTE 15—SHAREHOLDERS’ EQUITY

Warrants

On November 1, 2010, the Company issued warrants to TCW Shared Opportunity Fund V, L.P. for up to 240,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to anti-dilutive adjustments. These warrants are exercisable from the date of issuance through November 1, 2015. On November 1, 2010, the Company also issued warrants to COR Advisors LLC to purchase up to 1,395,000 shares of non-voting stock at an exercise price of $11.00 per share, subject to anti-dilutive adjustments. These warrants are exercisable at the time of issuance based upon the additional shares issued and the anti-dilutive provisions set in the agreement and became fully exercisable at the time the anti-dilutive event occurred. These warrants are exercisable for five years after the original vesting date. The warrants are exercisable for voting common stock in lieu of non-voting common stock following the transfer of the warrants in a widely disbursed offering or in other limited circumstances.

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

Change in Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income includes unrealized gain (losses) on available-for-sale investment securities and unrealized gain on cash flow hedge. Changes to other accumulated other comprehensive income are presented net of tax effect as a component of equity. Reclassifications from accumulated comprehensive income are recorded on the statements of operations either as a gain or loss.

The following table presents changes to accumulate other comprehensive income by components are presented in the following tables for the periods indicated:

	Unrealized Gain (Losses) on AFS Securities	Cash Flow Hedge	Total
	(In thousands)
Balance at December 31, 2013	$(826)	$226	$(600)
Unrealized gain (loss) arising during the period	1,023	(217)	806
Reclassification adjustment from other comprehensive income	(507)	—	(507)
Tax effect of current period changes	—	—	—

Total changes, net of taxes	516	(217)	299

Balance at March 31, 2014	$(310)	$9	$(301)

Balance at December 31, 2012	$1,397	$—	$1,397
Unrealized gain (loss) arising during the period	100	—	100
Reclassification adjustment from other comprehensive income	(308)	—	(308)
Tax effect of current period changes	—	—	—

Total changes, net of taxes	(208)	—	(208)

Balance at March 31, 2013	$1,189	$—	$1,189

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

	Three months ended March 31,
	2014			2013
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
Basic:
Net (loss) income	$735	$22	$757	$843	$86	$929
Less: preferred stock dividends	883	27	910	261	27	288

Net (loss) income available to common shareholders	$(148)	$(5)	$(153)	$582	$59	$641

Weighted average common shares outstanding	19,609,017	590,008	20,199,025	10,809,008	1,112,188	11,921,196

Basic (loss) earnings per common share	$(0.01)	$(0.01)	$(0.01)	$0.05	$0.05	$0.05

Diluted:
Net (loss) income available to common shareholders	$(148)	$(5)	$(153)	$582	$59	$641
Weighted average common shares outstanding for basic (loss) earnings per common share	19,609,017	590,008	20,199,025	10,809,008	1,112,188	11,921,196
Add: Dilutive effects of stock awards	—	—	—	2,503	—	2,503

Average shares and dilutive common shares	19,609,017	590,008	20,199,025	10,811,511	1,112,188	11,923,699

Diluted (loss) earnings per common share	$(0.01)	$(0.01)	$(0.01)	$0.05	$0.05	$0.05

For the three months ended March 31, 2014 and 2013, there were 1,493,505 and 492,465 stock options, respectively, and 1,635,000 and 3,036,959 warrants, respectively, that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

NOTE 17—OFF-BALANCE SHEET COMMITMENTS

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	March 31, 2014		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Financial instruments whose contract amounts represent credit risk
Commitments to extend credit	$48,139	$56,628	$35,425	$61,613
Unused lines of credit	958	327,599	3,403	268,669
Standby letters of credit	10	6,339	10	6,289

Commitments to make loans are generally made for periods of 30 days or less.

As of March 31, 2014, total forward commitments were $539.7 million. These commitments consisted of jumbo mortgage loan sale commitments of $287.6 million, TBAs of $238.0 million, best efforts of $13.3 million, and other commitments of $854 thousand. Additionally, the Company had IRLCs of $166.1 million at March 31, 2014.

NOTE 18—RELATED-PARTY TRANSACTIONS

The Bank has granted loans to certain officers and directors and their related interests. Such loans amounted to none and $748 thousand at March 31, 2014 and December 31, 2013, respectively.

Deposits from principal officers, directors, and their related interests amounted to $9.3 million and $10.5 million at March 31, 2014 and December 31, 2013, respectively.

Transactions Involving Steven A. Sugarman. The following is a description of transactions involving the Company and certain entities affiliated with or relatives of Steven A. Sugarman, President and Chief Executive Officer of the Company and the Bank and a member of the Board of Directors of the Company and the Bank.

Palisades Lease Payment Reimbursements. The Company acquired its subsidiary, Palisades Group, LLC (Palisades) on September 16, 2013, at which time Palisades occupied (and continues to occupy) premises in Santa Monica, California leased by COR Securities Holding, Inc. (CORSHI), of which Mr. Sugarman is the Chief Executive Officer as well as a shareholder (both directly and indirectly). In light of the benefit received by Palisades of its occupancy of the Santa Monica premises, the non-interested directors of the Company’s Board ratified reimbursement to CORSHI for rental payments made for the Santa Monica premises for the period commencing September 16, 2013 through the last date Palisades occupies the premises. Palisades is negotiating with an unaffiliated third party a lease for new premises and plans to vacate the Santa Monica premises June 2014.

If Palisades continues to occupy the Santa Monica premises through June 30, 2014 then the aggregate rent payments under the lease to be reimbursed to CORSHI from September 16, 2013 through June 30, 2014 will be $109,950. This aggregate amount is comprised of (i) $5,661, the pro-rated base rent amount for the partial month of September 2013; (ii) $11,324 per month in base rent for the months of October and November 2013, and (iii) $11,663 per month in base rent for the month of December 2013 and the months of January through June 2014. The continued reimbursement costs are being monitored by the Board’s Compensation, Nominating and Corporate Governance Committee.

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

Palisades Consulting Agreement. As discussed above, the Company acquired its subsidiary, Palisades on September 16, 2013. Effective July 1, 2013, Palisades entered into a consulting agreement with Jason Sugarman, Mr. Sugarman’s brother. Jason Sugarman provides advisory services to financial institutions and other institutional clients related to investments in residential mortgages, real estate and real estate related assets and Palisades entered into the agreement with Jason Sugarman to provide these types of consulting services. The consulting agreement is for a term of 5 years, with a minimum payment of $30,000 owed at the end of each quarter for consulting services Jason Sugarman has provided Palisades. There is also the potential for additional bonus payments based on the nature of work performed and the financial results of Palisades. The aggregate amount of identified payments that will be paid by Palisades to Jason Sugarman under the five-year term of the consulting agreement will exceed $600,000. The $600,000 is the minimum amount owed but does not include any bonuses that may be earned under the agreement. For the year ended December 31, 2013 and the quarter ended March 31, 2014, amounts earned by Jason Sugarman under the consulting agreement totaled $120,662 and $30,000, respectively. The consulting agreement may be terminated at any time by ether Palisades or Jason Sugarman upon 30 days prior written notice. The consulting agreement with Jason Sugarman was reviewed as a related party transaction and approved by the Compensation, Nominating and Corporate Governance Committee and approved by the disinterested directors of the Board.

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

On May 13, 2013, the Bank hired Mr. Seabold as Managing Director and Chief Lending Officer by entering into a three-year employment agreement with Mr. Seabold (the Employment Agreement). Simultaneously, the Bank terminated, with immediate effect, its Services Agreement with CS Financial. For the year ended December 31, 2013, the total compensation paid to CS Financial under the Services Agreement was $439,000.

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

Transaction With TCW Shared Opportunity Fund V, L.P., a Greater than 5 percent Shareholder. TCW Shared Opportunity Fund V, L.P. (TCW) initially became a holder of the Company’s voting common stock (Voting Common Stock) and non-voting common stock (Non-Voting Common Stock) as a lead investor in the November 2010 recapitalization of the Company (the Recapitalization). In connection with its investment in the Recapitalization, TCW also was issued by the Company an immediately exercisable five-year warrant (the TCW Warrant) to purchase 240,000 shares of Non-Voting Common Stock or, to the extent provided therein, shares of Voting Common Stock in lieu of Non-Voting Common Stock. TCW was issued shares of Non-Voting Common Stock in the Recapitalization because at that time, a controlling interest in TCW Asset Management Company, the investment manager to TCW, was held by a foreign banking organization, and in order to prevent TCW from being considered a bank holding company under the Bank Holding Company Act of 1956, as amended, the number of shares of Voting Common Stock it purchased in the Recapitalization had to be limited to 4.99 percent of the total number of shares of Voting Common Stock outstanding immediately following the Recapitalization. For the same reason, the TCW Warrant could be exercised by TCW for Voting Common Stock in lieu of Non-Voting Common Stock only to the extent TCW’s percentage ownership of the Voting Common Stock at the time of exercise would be less than 4.99 percent as a result of dilution occurring from additional issuances of Voting Common Stock subsequent to the Recapitalization.

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

On June 3, 2013, TCW exchanged 550,000 shares of Non-Voting Common Stock for the same number of shares of Voting Common Stock. As a result of that exchange and based on a Schedule 13-F and 13-G TCW filed with the SEC during the first quarter of 2014, the Company believes that as of December 31, 2013 TCW held 1,078,250 shares of Voting Common Stock and 466,830 shares of Non-Voting Common Stock, plus the TCW Warrant under which up to 240,000 shares of Non-Voting Common Stock may be issued upon exercise and may thereafter be exchanged for shares of Voting Common Stock pursuant to the Exchange Agreement.

NOTE 19 – SUBSEQUENT EVENTS

Pending Acquisition of Banco Popular’s California Branch Network

On April 22, 2014, the Bank entered into a Purchase and Assumption Agreement (the Purchase Agreement) with Banco Popular North America (BPNA), pursuant to which the Bank agreed to acquire select assets and assume certain liabilities comprising BPNA’s network of 20 California branches (the Branches). Subject to the terms of the Purchase Agreement, the Bank will pay approximately $5.4 million for the deposits assumed and loans acquired based on March 31, 2014 balances, which equates to an effective deposit premium of 0.5%.

At the closing of the transaction (the Closing), and subject to the terms of the Purchase Agreement, the Bank will acquire approximately $1.1 billion in loans and assume approximately $1.1 billion of deposit liabilities related to the Branches (based on March 31, 2014 balances). The Bank will also acquire certain other assets relating to the Branches, including, among others, owned and leased real property. In addition to certain deposits, the Bank will assume other liabilities pertaining to the operation of the Branches at the Closing.

The Bank will not acquire the assets or assume the liabilities related to certain business of the Branches to be retained by BPNA, including, among others, BPNA’s credit card, health care and direct banking businesses and residential mortgages. BPNA will also retain certain loans relating to the Branches, including nonperforming and nonaccrual loans, other real estate owned, home equity lines of credit with a combined loan-to-value ratio in excess of 80% or for which the ability to draw on the line has been frozen and loans relating to BPNA’s credit card business. Additionally, between the date of the Purchase Agreement and the Closing, the Bank may elect to exclude from the transaction certain loans or deposits in circumstances described in the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties and covenants of the parties, including, among others, a covenant that requires BPNA to generally conduct the operations of the BPNA Branches in the ordinary course of business and to refrain from certain kinds of transactions. The Purchase Agreement also contains customary indemnification provisions and indemnification by BPNA for up to 1.5% of credit losses on loans acquired by the Bank for a period of two years following the Closing. The Purchase Agreement also includes a customary covenant by BPNA not to engage in certain banking businesses or operations conducted by the BPNA Branches in the Los Angeles metropolitan statistical area for a period of two years following the Closing, subject to certain customary exemptions.

The transaction is subject to customary conditions to closing, including the receipt of all required governmental approvals, the accuracy of both parties’ representations, the performance in all material respects of all covenants and other agreements required by the Purchase Agreement and the execution and delivery of related transaction documents. In addition, the obligation of the Bank to complete the transaction is subject to its receipt of financing necessary to complete the transaction on the terms set forth in the Purchase Agreement. The Bank is obligated to pay a fee of $2 million if the Purchase Agreement is terminated in certain circumstances, including, among others, if BPNA terminates the Purchase Agreement because the Bank fails to obtain acceptable financing to enable the Bank to consummate the transaction by September 30, 2014.

Pending Oaktree and Patriot Investments

On April 22, 2014, the Company entered into two separate Securities Purchase Agreements (collectively, the SPAs) one with OCM BOCA Investor, LLC (Oaktree), an entity owned by investment funds managed by Oaktree Capital Management, L.P., and one with Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. (collectively, Patriot, and together with Oaktree, the Investors), pursuant to which the Company agreed to sell shares of its common stock at a price of $11.50 per share, subject to adjustment in the event the Company sells shares of its common stock in certain circumstances at a lower price prior to the Closing. The Company agreed to sell a number of shares to Oaktree such that the percentage of the outstanding shares owned by Oaktree immediately following the closing of the investment contemplated by its SPA will equal 9.9%. The Company agreed to sell a number of shares to Patriot that would result in an aggregate purchase price of $10 million; provided that Patriot may, at its option, purchase additional shares so that the percentage of the outstanding shares owned by Patriot immediately following the closing of the investment contemplated by its SPA will equal up to 9.9%.

Each SPA contains customary representations and warranties from the Company and the applicable Investor. The parties have agreed to customary closing conditions and covenants, and the Company has undertaken certain customary indemnification obligations.

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events other than the above mentioned that occurred during such period that would require disclosure in this report or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of March 31, 2014.

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with GAAP and general practices within the banking industry. Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the Consolidated Statements of Financial Condition dates and our results of operations for the reporting period. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, we have established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. Our critical accounting policies are described in the “Notes to Consolidated Financial Statements” and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K and in Note 1 to the Consolidated Financial Statements, “Significant Accounting Policies” in this Form 10-Q.

SELECTED FINANCIAL DATA

The following table presents certain selected financial data as of or for the periods indicated:

	As of or for the three months ended
	March 31, 2014	December 31, 2013	March 31, 2013
	($ in thousands, except per share data)
Selected Financial Condition Data:
Total assets	$4,030,634	$3,628,023	$2,051,055
Loans and leases receivable, net of allowance for loan and lease losses	2,376,992	2,427,306	1,611,257
Loans held for sale	1,000,394	716,733	114,582
Securities available-for-sale	107,525	170,022	99,658
Cash and cash equivalents	333,639	110,118	123,196
Deposits	3,109,146	2,918,644	1,698,798
Total borrowings	547,416	332,320	132,031
Total equity	325,326	324,869	188,298
Average Balances:
Average earning assets	$3,568,092	$3,387,120	$1,682,573
Average interest-bearing liabilities	2,943,515	2,752,010	1,405,606
Total average assets	3,728,170	3,555,265	1,770,089
Total average equity	329,617	324,290	191,903
Selected Operations Data:
Total interest income	$42,776	$40,756	$19,168
Total interest expense	7,591	7,454	3,809
Provision for loan losses	1,929	1,768	2,168
Total non-interest income	25,278	34,517	17,928
Total non-interest expense	57,768	57,214	29,558
Income/(loss) before income taxes	766	8,837	1,561
Income tax expense/(benefit)	9	5,516	632
Net income/(loss)	757	3,321	929
Dividends paid on preferred stock and discount accretion	910	951	288
Net income/(loss) available to common shareholders	(153)	2,370	641
Basic earnings/(loss) per common share	$(0.01)	$0.13	$0.05
Diluted earnings/(loss) per common share	$(0.01)	$0.12	$0.05
Selected Financial Ratios and Other Data:
Performance ratios:
Return on average assets	0.08%	0.37%	0.21%
Return on average equity	0.93%	4.06%	1.96%
Dividend payout ratio (ratio of dividends declared per common share to basic earnings per common share) (1)	N/A	92.31%	240.00%
Interest Rate Spread Information:
Net interest spread	3.81%	3.70%	3.52%
Net interest margin (2)	4.00%	3.90%	3.70%
Ratio of operating expense to average total assets	6.20%	6.44%	6.68%
Efficiency ratio (3)	95.54%	84.36%	88.80%
Ratio of average interest-earning assets to average interest-bearing liabilities	121.22%	123.08%	119.70%
Credit Quality Ratios and Other Data:
Nonperforming assets to total assets	0.81%	0.87%	0.89%
Allowance for loan losses to nonperforming loans (4)	61.66%	59.42%	96.94%
Allowance for loan losses to gross loans (4)	0.83%	0.77%	0.98%
Nonperforming loans	$32,440	$31,648	$16,521
Nonperforming assets	$32,590	$31,648	$18,285
Capital Ratios:
Equity to total assets at end of period	8.07%	8.95%	9.18%
Average equity to average assets	8.84%	9.12%	10.84%

(1)	Not applicable due to the net loss attributable to shareholders reported for the three months ended March 31, 2014
(2)	Net interest income divided by average interest-earning assets
(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income
(4)	The allowance for loan and lease losses were $20.0 million, $18.8 million and $16.0 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

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

The Company was incorporated under Maryland law in March 2002, and in July 2013, the Company changed its name from “First PacTrust Bancorp, Inc.” to “Banc of California, Inc.” and, as noted above, in October 2013, the Company’s subsidiary banks merged to form a single, national bank subsidiary under the name Banc of California, National Association. The Bank has one wholly owned subsidiary, CS Financial, Inc., which was acquired on October 31, 2013.

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

The Bank offers a variety of financial services to meet the banking and financial needs of the communities we serve. The Bank is headquartered in Orange County, California and as of March 31, 2014, the Bank operated 16 branches in San Diego, Orange, and Los Angeles Counties in California and 53 producing mortgage loan production offices in California, Arizona, Oregon, Montana, Virginia, North Carolina, Maryland, and Washington.

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

2014 First Quarter Highlights

•	Completed the acquisition of RenovationReady®.

•

Total interest and dividend income for the three months ended March 31, 2014 increased by $23.6 million, or 123.2 percent, to $42.8 million from $19.2 million for the three months ended March 31, 2013.

•	Net interest margin was 4.00 percent and 3.70 percent for the three months ended March 31, 2014 and 2013, respectively.

•	Net interest income increased by $19.8 million, or 129.1 percent, to $35.2 million for the three months ended March 31, 2014 from $15.4 million for the three ended March 31, 2013.

•

Non-interest income increased by $7.4 million, or 41.0 percent, to $25.3 million for the three months ended March 31, 2014 from $17.9 million for the three months ended March 31, 2013. The Company recognized $17.3 million and $16.4 million on net gain on mortgage banking activities for the three months ended March 31, 2014 and 2013, respectively.

•

Non-interest expense increased by $28.2 million, or 95.4 percent, to $57.8 million for the three months ended March 31, 2014 from $29.6 million for the three months ended March 31, 2013. The increase relates predominantly to a higher salaries and employee benefits expense related to increased headcount as a result of growth and the acquisitions the Company completed during 2013.

•

Total assets increased by $402.6 million, or 11.1 percent, to $4.03 billion at March 31, 2014 from $3.63 billion at December 31, 2013, due primarily to an increase in loans held for sale and an increase in interest bearing deposit balances. Average total assets increased to $3.73 billion for the three months ended March 31, 2014 from $1.77 billion for the three months ended March 31, 2013.

•

Loans and leases receivable, net of allowance for loan and lease losses, slightly decreased by $50.3 million, or 2.1 percent, to $2.38 billion at March 31, 2014 from $2.43 billion at December 31, 2013 as a result of transferring $59.1 million of loans to loans held for sale. Loans held for sale increased $283.7 million, 39.6 percent, to $1.00 billion at March 31, 2014 from $716.7 million at December 31, 2013 due to more originations than sales during the quarter. Average gross loans and leases receivable increased to $3.29 billion for the three months ended March 31, 2014 from $1.42 billion for the three months ended March 31, 2013.

•

Total deposits increased by $190.5 million, or 6.5 percent, to $3.11 billion at March 31, 2014 from $2.92 billion at December 31, 2013. Average total deposits increased to $3.01 billion for the three months ended March 31, 2014 from $1.41 billion for the three months ended March 31, 2013.

RESULTS OF OPERATIONS

The following table presents condensed statements of operations for the periods indicated:

	Three months ended March 31,		Amount	Percentage
	2014	2013	Change	Change
	($ in thousands, except per share data)
Interest and dividend income	$42,776	$19,168	$23,608	123.2%
Interest expense	7,591	3,809	3,782	99.3%

Net interest income	35,185	15,359	19,826	129.1%
Provision for loan and lease losses	1,929	2,168	(239)	-11.0%

Net interest income after provision for loan and lease losses	33,256	13,191	20,065	152.1%
Noninterest income	25,278	17,928	7,350	41.0%
Noninterest expense	57,768	29,558	28,210	95.4%

Income before income taxes	766	1,561	(795)	-50.9%
Income tax expense	9	632	(623)	-98.6%

Net income	757	929	(172)	-18.5%
Preferred stock dividends	910	288	622	216.0%

Net income (loss) available to common shareholders	$(153)	$641	$(794)	-123.9%

Basic earnings (loss) per common share	$(0.01)	$0.05	$(0.06)
Diluted earnings (loss) per common share	$(0.01)	$0.05	$(0.06)
Basic earnings (loss) per class B common share	$(0.01)	$0.05	$(0.06)
Diluted earnings (loss) per class B common share	$(0.01)	$0.05	$(0.06)

For the three months ended March 31, 2014, the Company recorded net income of $757 thousand, a decrease of $172 thousand from net income of $929 thousand for the three months ended March 31, 2013. Preferred stock dividends were $910 thousand and $288 thousand for the three months ended March 31, 2014 and 2013, respectively, and net (loss) income available to common shareholders was $(153) thousand and $641 thousand for the three months ended March 31, 2014 and 2013, respectively.

Net Interest Income

The following table presents interest income from average interest-earning assets and their correspondent yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates for the periods indicated.

	Three months ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	($ in thousands)
INTEREST EARNING ASSETS
Gross loans and leases (1)	$3,289,689	$41,530	5.12%	$1,416,071	$18,537	5.31%
Securities	163,007	924	2.30%	117,108	498	1.72%
Other interest-earning assets (2)	115,396	322	1.13%	149,394	133	0.36%

Total interest-earning assets	3,568,092	42,776	4.86%	1,682,573	19,168	4.62%

Allowance for loan and lease losses	(19,392)			(15,242)
BOLI and non-interest earning assets (3)	179,470			102,758

Total assets	$3,728,170			$1,770,089

INTEREST-BEARING LIABILITIES
Savings	$966,361	$2,516	1.06%	$360,433	$326	0.37%
NOW	593,126	1,715	1.17%	123,583	293	0.96%
Money market	515,131	572	0.45%	168,634	229	0.55%
Certificates of deposit	518,266	932	0.73%	612,245	1,151	0.76%
FHLB advances	259,611	100	0.16%	54,978	63	0.46%
Long-term debt and other interest-bearing liabilities	91,020	1,756	7.82%	85,733	1,747	8.26%

Total interest-bearing liabilities	2,943,515	7,591	1.05%	1,405,606	3,809	1.10%

Noninterest-bearing deposits	416,074			144,212
Non-interest-bearing liabilities	38,964			28,368

Total liabilities	3,398,553			1,578,186
Total shareholders’ equity	329,617			191,903

Total liabilities and shareholders’ equity	$3,728,170			$1,770,089

Net interest income/spread		$35,185	3.81%		$15,359	3.52%

Net interest margin (4)			4.00%			3.70%
Ratio of interest-earning assets to interest-bearing liabilities	121.22%			119.70%

(1)	Gross loans and leases are net of deferred fees, related direct cost and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Loan fees of $169 thousand and $244 thousand and accretion of discount on purchased loans of $10.4 million and $2.6 million for the three months ended March 31, 2014 and 2013, respectively, are included in the interest income.
(2)	Includes average balance of FHLB stock at cost and average time deposits with other financial institutions
(3)	Includes average balance of bank-owned life insurance of $18.9 million and $18.7 million for the three months ended March 31, 2014 and 2013, respectively
(4)	Annualized net interest income divided by average interest-earning assets

Rate/Volume Analysis

The following table presents the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. Information is provided on changes attributable to (1) changes in volume multiplied by the prior rate, and (2) changes in rate multiplied by the prior volume. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three months ended March 31, 2014
	compared to March 31, 2013
	Increase (decrease) due to		Net increase (decrease)
	Volume	Rate
	(In thousands)
INTEREST EARNING ASSETS
Gross loans and leases	$23,676	$(683)	$22,993
Securities	230	196	426
Other interest-earning assets	(36)	225	189

Total interest-earning assets	23,870	(262)	23,608

INTEREST-BEARING LIABILITIES
Savings	$1,035	$1,155	$2,190
NOW	1,345	77	1,422
Money market	392	(49)	343
Certificates of deposit	(171)	(48)	(219)
FHLB advances	103	(66)	37
Long-term debt and other interest-bearing liabilities	105	(96)	9

Total interest-bearing liabilities	2,809	973	3,782

Net Interest Income	$21,061	$(1,235)	$19,826

Net interest income was $35.2 million for the three months ended March 31, 2014, an increase of 129.1 percent from $15.4 million for the three months ended March 31, 2013. The growth in net interest income from the three months ended March 31, 2013 was largely due to higher interest income from loans partially offset by higher interest expense on deposits.

Interest income on total loans and leases was $41.5 million for the three months ended March 31, 2014, up 124.0 percent from $18.5 million for the three months ended March 31, 2013. The increase in loan interest income was driven by a $1.66 billion increase in total loans as a result of acquired loans of $385.3 million from the PBOC acquisition, purchases of the seasoned SFR mortgage loan pools of $519.8 million, and increases in residential mortgage loans held for sale.

Interest income on securities increased by $426 thousand, or 85.5 percent, to $924 thousand for the three months ended March 31, 2014, due mainly to an increase in average yield of 58 bps to 2.30 percent and an increase in average balance of $45.9 million to $163.0 million. The increases were mainly due to acquired securities of $219.3 million from the PBOC acquisition and purchases of $62.4 million, partially offset by sales, calls, paid offs, and pay-downs of $272.3 million.

Interest expense on interest-bearing deposits increased by $3.7 million, or 186.9 percent, to $5.7 million for the three months ended March 31, 2014, due mainly to an increase in average balance of $1.33 billion, or 105.0 percent, to $2.59 billion and an increase in average cost of 26 bps to 0.90 percent. The increase in average balance was mainly due to acquired interest-bearing deposits of $325.8 million from the PBOC acquisition and $1.50 billion of deposits generated through strategic plans aiming to increase core deposits by launching interest-bearing core deposit products with enhanced features to attract high net worth depositors, partially offset by $464.3 million of deposits sold to AWB. The increase in average cost was due to the higher interest rates on those deposits generated through strategic plans.

Interest expense on FHLB advances increased by $37 thousand, or 58.7 percent, to $100 thousand for the three months ended March 31, 2014, due mainly to an increase of $204.6 million in average balance, partially offset by a decrease in average rate resulting from the replacement of matured long-term advances with short-term advances.

Interest expense on long-term debt and other interest-bearing liabilities increased by $9 thousand, or 0.5 percent, to $1.8 million for the three months ended March 31, 2014, due mainly to the utilization of federal funds sold and repurchase agreements.

Provision for Loan and Lease Losses

Provisions for loan and lease losses are charged to operations at a level required to reflect probable incurred credit losses in the loan and lease portfolio. During the three months ended March 31, 2014 and 2013, the Company provided $1.9 million and $2.1 million, respectively, to its provision for loan and lease losses. On a quarterly basis, the Company evaluates the PCI loans and the loan pools for potential impairment. We had none and $439 thousand provision for loan losses for the PCI loans the three months ended March 31, 2014 and 2013, respectively. The provision for losses on PCI loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding loans/loan pools and the analysis of the loan performance data since the acquisition of these loans. The Company will continue updating cash flow projections on PCI loans on a quarterly basis. Due to the uncertainty in the future performance of the PCI loans, additional impairments may be recognized in the future. See further discussion in Item 2. Management’s Discussion and Analysis - Allowance for Loan and Lease Losses.

Noninterest Income

The following table sets forth the breakdown of non-interest income for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,		Amount Change	Percentage Change
	2014	2013
	($ in thousands)
Customer service fees	$253	$546	$(293)	-53.7%
Loan servicing income	1,253	188	1,065	566.5%
Income from bank owned life insurance	47	38	9	23.7%
Net gain (loss) on sales of securities available for sale	507	308	199	64.6%
Net gain on sale of loans	2,603	312	2,291	734.3%
Net gain on mortgage banking activities	17,324	16,370	954	5.8%
Other income	3,291	166	3,125	1882.5%

Total noninterest income	$25,278	$17,928	$7,350	41.0%

Noninterest income increased by $7.4 million, or 41.0 percent, to $25.3 million for the three months ended March 31, 2014, from $17.9 million for the three months ended March 31, 2013. The increase in noninterest income relates predominantly to increases in net gain on mortgage banking activities, net gain on sale of loans, and loan servicing income, partially offset by less customer service fees.

Customer service fees decreased by $293 thousand, or 53.7 percent, to $253 thousand, for the three months ended March 31, 2014, due mainly to the reduction in the number of customer deposit accounts as a result of the AWB branch sale in the fourth quarter of 2013.

Loan servicing income was $1.3 million for the three months ended March 31, 2013, due mainly to an increase of the principal balance of the underlying loans.

Net gain (loss) on sales of securities available for sale was $507 thousand for the three months ended March 31, 2014, up 64.6 percent from $308 thousand for the three months ended March 31, 2013. During the first quarter of 2014 the Company sold a portion of its securities which led to higher realized gains during the quarter.

Net gain on the sale of loans was $2.6 million for the three months ended March 31, 2014, up from $312 thousand for the three months ended March 31, 2013. The increase was driven by sales of jumbo mortgages that were previously classified as held for investment. During the three months ended March 31, 2014, the Company sold $96.7 million of jumbo mortgages compared to $19.7 million sold during the three months ended March 31, 2013.

Net gain on mortgage banking activities was $17.3 million for the three months ended March 31, 2014, up 5.8 percent from $16.4 million for the three months ended March 31, 2013. The amount of net gain on mortgage banking activities is a function of mortgage loans originated for sale and the fair value of these loans. Net gain on mortgage banking activities includes mark to market pricing adjustments on loan commitments and forward sales contracts, initial capitalized value of mortgage servicing rights (MSRs) and loan origination fees. During the three months ended March 31, 2014, the Bank originated $511.5 million of conforming single family residential mortgage loans and sold $531.8 million of conforming single family residential mortgage loans in the secondary market. The net gain on sale and margin were $15.2 million and 2.96 percent, respectively, and loan origination fees were $2.2 million for the three months ended March 31, 2014. Included in the net gain is the initial capitalized value of our MSRs, which totaled $4.8 million, on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended March 31, 2014.

Other income was $3.3 million for the three months ended March 31, 2014, up from $166 thousand for the three months ended March 31, 2013. The increase is mainly due to additional broker fee income generated from non-bank subsidiaries that were acquired in the second half of 2013.

Noninterest Expense

The following table sets forth the breakdown of non-interest expense for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,		Amount Change	Percentage Change
	2014	2013
	($ in thousands)
Salaries and employee benefits, excluding commissions	$27,851	$15,307	$12,544	81.9%
Commissions for mortgage banking activities	6,830	3,773	3,057	81.0%

Total salaries and employee benefits	$34,681	$19,080	$15,601	81.8%
Occupancy and equipment	8,537	3,193	5,344	167.4%
Professional fees	3,865	2,297	1,568	68.3%
Data processing	791	910	(119)	-13.1%
Advertising	1,075	522	553	105.9%
Regulatory assessments	941	381	560	147.0%
Loan servicing and foreclosure expense	175	204	(29)	-14.2%
Operating loss on equity investment	174	159	15	9.4%
Valuation allowance for other real estate owned	—	79	(79)	-100.0%
Net gain (loss) on sales of other real estate owned	—	(114)	114	-100.0%
Provision for loan repurchases	571	256	315	123.0%
Amortization of intangible assets	939	367	572	155.9%
All other expense	6,019	2,224	3,795	170.6%

Total noninterest expense	$57,768	$29,558	$28,210	95.4%

Noninterest expense increased by $28.2 million, or 95.4 percent, to $57.8 million for the three months ended March 31, 2014. The increase in noninterest expense relates predominantly to the bank and non-bank acquisitions by the Company along with growth related to the mortgage banking strategy.

Total salaries and employee benefits including commissions increased $15.6 million, or 81.8 percent, to $34.7 million for the three months ended March 31, 2014, due mainly to additional compensation expense related to an increase in the number of full-time employees resulting from the recent acquisitions, as well as expansion in mortgage banking activities, primarily at Banc Home Loans. Commission expense, which is a loan origination variable expense, related to mortgage banking activities, totaled $6.8 million and $3.8 million for the three months ended March 31, 2014 and 2013, respectively. Total originations of single family residential mortgage loans for the three months ended March 31, 2014 and 2013 totaled $511.5 million and $332.8 million, respectively.

Occupancy and equipment expenses increased $5.3 million, or 167.4 percent, to $8.5 million for the three months ended March 31, 2014, from $3.2 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, the increase was due mainly to increased building and maintenance costs associated with new branch locations from the PBOC acquisition, additional facilities costs associated with the TPG and CS acquisitions, and new mortgage banking loan production offices.

Professional fees increased by $1.6 million, or 68.3 percent, to $3.9 million for the three months ended March 31, 2014, from $2.3 million for the three months ended March 31, 2013. The increases were mainly due to higher accounting, legal and consulting costs associated with the Company’s recent acquisitions and growth.

Advertising costs increased by $553 thousand, or 105.9 percent, to $1.1 million for the three months ended March 31, 2014, from $522 thousand for the three months ended March 31, 2014. The increases were mainly due to the overall expansion of the Company’s business footprint.

Regulatory assessments increased by $560 thousand, or 147.0 percent, to $941 thousand for the three months ended March 31, 2014, from $381 thousand for the three months ended March 31, 2013, due to year-over-year balance sheet growth.

Valuation allowances for other real estate owned decreased by $79 thousand to none for the three months ended March 31, 2014. The Company had $150 thousand other real estate owned at March 31, 2014, compared to $1.8 million at March 31, 2013.

Provision for loan repurchases increased by $315 thousand, or 123.0 percent, to $571 thousand for the three months ended March 31, 2014, from $256 thousand for the three months ended March 31, 2013, mainly due to increased volume of mortgage loan originations at the Bank.

Amortization of intangible assets increased by $572 thousand, or 155.9 percent, to $939 thousand for the three months ended March 31, 2014, from $367 thousand for the three months ended March 31, 2013. This increase is due to the amortization of PBOC core deposit intangibles that were acquired in the third quarter of last year.

Other expenses increased by $3.8 million, or 170.6 percent, to $6.0 million for the three months ended March 31, 2014, from $2.2 million. The increase was mainly due to costs associated with the growth in mortgage banking activity and a $176 thousand increase in off balance sheet provision expense.

Income Tax Expense

For the three months ended March 31, 2014 and 2013, income tax expense was $9 thousand and $632 thousand, respectively, and the effective tax rate was 1.1 percent and 40.5 percent, respectively. The Company’s effective tax rate decreased due to the establishment of a full valuation allowance in 2013. Due to the inability to reliably estimate the income for the year, the Company has used the year to date effective tax rate as the best estimate of the annual effective tax rate, under ASC 740-270-30.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. As of March 31, 2014, the Company had a net deferred tax asset of none, net of a $17.0 million valuation allowance and as of December 31, 2013, the Company had a net deferred tax asset of none, net of a $17.3 million valuation allowance.

The Company adopted the provisions of ASC 740-10-25 (formally FIN 48), which relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on January 1, 2007. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $2.6 million and $2.2 million at March 31, 2014 and December 31, 2013, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The total amount of tax benefit that, if recognized, would impact the effective tax rate was none as of March 31, 2014. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense. At March 31, 2014 and December 31, 2013, the Company had no accrued interest or penalties.

Banc of California, Inc. and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. federal taxing authorities for tax years before 2010 and for all state tax years before 2009, except for Gateway Bancorp, Inc. and its subsidiaries (which the Company acquired in 2012) that are currently under examination by the Internal Revenue Service (IRS) for 2008 and 2009 tax years. Banc of California, Inc. and its subsidiaries are currently under examination by IRS for the 2010 and 2011 tax years. The consolidated returns for these years include Banc of California, Inc. and the Bank.

FINANCIAL CONDITION

Total assets increased by $402.6 million, or 11.1 percent, to $4.03 billion at March 31, 2014, compared to $3.63 billion at December 31, 2013. The increase in total assets was due primarily to a $283.7 million increase in loans held for sale, a $223.5 million increase in cash and cash equivalents, partially offset by a $62.5 million decrease in securities available for sale and a $50.3 million decrease in loans and lease receivable, net of allowance.

Investment Securities

The primary goal of our investment securities portfolio is to provide a relatively stable source of income while maintaining an appropriate level of liquidity. Investment securities provide a source of liquidity as collateral for repurchase agreements and for certain public funds deposits. Investment securities classified as available-for-sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income, as a component of shareholders’ equity. All investment securities have been classified as available-for-sale securities as of March 31, 2014 and December 31, 2013.

Total investment securities available-for-sale decreased by $62.5 million, or 36.8 percent, to $107.5 million at March 31, 2014, compared to $170.0 million at December 31, 2013, due to sales of $50.5 million, principal payments of $10.7 million, and calls and pay-offs of $2.8 million, partially offset by purchases of $1.2 million. Investment securities had a net unrealized loss of $971 thousand at March 31, 2014, compared to a net unrealized loss of $1.5 million at December 31, 2013.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2014:
Available-for-sale
SBA loan pools securities	$1,749	$—	$(47)	$1,702
U.S. government-sponsored entities and agency securities	1,930	28	—	1,958
Private label residential mortgage-backed securities	5,086	10	(29)	5,067
Agency mortgage-backed securities	99,731	31	(964)	98,798

Total securities available for sale	$108,496	$69	$(1,040)	$107,525

December 31, 2013:
Available-for-sale
SBA loan pools securities	$1,794	$—	$(58)	$1,736
U.S. government-sponsored entities and agency securities	1,928	—	(8)	1,920
Private label residential mortgage-backed securities	14,653	135	(36)	14,752
Agency mortgage-backed securities	153,134	299	(1,819)	151,614

Total securities available for sale	$171,509	$434	$(1,921)	$170,022

The following table summarizes the investment securities with unrealized losses at the dates indicated by security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2014:
Available-for-sale
SBA loan pools securities	$1,702	$(47)	$—	$—	$1,702	$(47)
U.S. government-sponsored entities and agency securities	—	—	—	—	—	—
Private label residential mortgage-backed securities	1,219	(15)	2,931	(14)	4,150	(29)
Agency mortgage-backed securities	86,795	(950)	1,798	(14)	88,593	(964)

Total available-for-sale	$89,716	$(1,012)	$4,729	$(28)	$94,445	$(1,040)

December 31, 2013:
Available-for-sale
SBA loan pools securities	$1,736	$(58)	$—	$—	$1,736	$(58)
U.S. government-sponsored entities and agency securities	1,920	(8)	—	—	1,920	(8)
Private label residential mortgage-backed securities	2,064	(11)	3,913	(25)	5,977	(36)
Agency mortgage-backed securities	114,104	(1,790)	1,821	(29)	115,925	(1,819)

Total available-for-sale	$119,824	$(1,867)	$5,734	$(54)	$125,558	$(1,921)

The Company recorded no other-than-temporary impairment (OTTI) for securities available for sale for the three months ended March 31, 2014 and 2013.

At March 31, 2014, the Company’s securities available for sale portfolio consisted of 80 securities, 67 of which were in an unrealized loss position. The unrealized losses are related to an overall increase in interest rates and a decrease in prepayment speeds of the agency mortgage-backed securities.

The Company’s private label residential mortgage-backed securities in unrealized loss positions had fair values of $4.2 million with unrealized losses of $29 thousand at March 31, 2014. The Company’s agency residential mortgage-backed securities in unrealized loss positions had fair values of $88.6 million with unrealized losses of $964 thousand at March 31, 2014. The Company’s private label residential mortgage-backed securities in unrealized loss positions had fair values of $6.0 million with unrealized losses of $36 thousand at December 31, 2013. The Company’s agency residential mortgage-backed securities in unrealized loss positions had fair values of $115.9 million with unrealized losses of $1.8 million at December 31, 2013.

The Company monitors to ensure it has adequate credit support and as of March 31, 2014, the Company does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recoveries. Of the Company’s $107.5 million securities portfolio, $107.3 million were rated AAA, AA or A, and $231 thousand were rated BBB based on the most recent credit rating from the rating agencies as of March 31, 2014. The Company considers the lowest credit rating for identification of potential OTTI.

Loans Held for Sale

Loans held for sale totaled $1.00 billion at March 31, 2014 compared to $716.7 million at December 31, 2013. The loans held for sale consisted of $169.2 million and $192.6 million carried at fair value, respectively, and $831.2 million and $524.1 million carried at lower of cost or fair value, respectively, at March 31, 2014 and December 31, 2013.

The loans carried at fair value represent conforming single family residential mortgage loans originated by the Bank that are sold into the secondary market on a whole loan basis. Some of these loans are expected to be sold to Fannie Mae, Freddie Mac and Ginnie Mae on a servicing retained basis. The servicing of these loans is performed by a third party sub-servicer. These loans decreased by $23.4 million to $169.2 million at March 31, 2014 due to sales of $531.8 million and net amortization, including fair value change, of $2.2 million, offset by originations of $511.5 million.

Loans held for sale carried at the lower of cost or fair value are non-conforming jumbo mortgage loans that are originated to sell in pools, unlike the loans individually originated to sell into the secondary market on a whole loan basis. These loans increased by $307.1 million to $831.2 million at March 31, 2014, due mainly to originations of $373.0 million, loans transferred from loans and leases held for investment of $59.1 million, net of $963 thousand of allowance for loan and leases transferred, and partially offset by sales of $108.3 million and other net amortizations.

Loans and Leases Receivable

The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

	March 31, 2014	December 31, 2013	Amount Change	Percentage Change
	($ in thousands)
Commercial:
Commercial and industrial	$299,184	$287,771	$11,413	4.0%
Real estate mortgage	560,581	529,883	30,698	5.8%
Multi-family	155,382	141,580	13,802	9.7%
SBA	26,541	27,428	(887)	-3.2%
Construction	25,144	24,933	211	0.8%
Lease financing	48,537	31,949	16,588	51.9%
Consumer:
Real estate 1-4 family first mortgage	1,015,155	1,138,836	(123,681)	-10.9%
Green Loans (HELOC)—First Liens	143,708	147,705	(3,997)	-2.7%
Green Loans (HELOC)—Second Liens	4,921	5,289	(368)	-7.0%
Other HELOC’s, home equity loans, and other consumer installment credit	117,842	110,737	7,105	6.4%

Total Gross Loans	$2,396,995	$2,446,111	$(49,116)	-2.0%

Allowance for loan losses	(20,003)	(18,805)	(1,198)	6.4%

Loans and leases receivable, net	$2,376,992	$2,427,306	(50,314)	-2.1%

Seasoned SFR Mortgage Loan Acquisitions

During the three months ended March 31, 2014, the Company did not acquire any additional seasoned SFR mortgage loan pools.

During the year ended December 31, 2013, the Company completed five seasoned SFR mortgage loan pool acquisitions with unpaid principal balances and fair values of $1.02 billion and $849.9 million, respectively,at their respective acquisition dates and $757.5 million and $666.3 million, respectively, million at March 31, 2014. These loan pools generally consist of re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. The Company was able to acquire these loans at a significant discount to both current property value at acquisition and note balance. The Company determined that certain loans in these seasoned SFR mortgage loan acquisitions reflect credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The unpaid principal balances and fair values of these loans at the respective dates of acquisition were $473.9 million and $342.1 million, respectively. At March 31, 2014, the unpaid principal balance and carrying value of these loans were $304.4 million and $247.8 million, respectively.

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

At March 31, 2014 and December 31, 2013, approximately 4.96 percent and 5.63 percent of unpaid principal balance of these loans were delinquent 60 or more days, respectively, and 1.41 percent and 1.37 percent were in bankruptcy or foreclosure, respectively. During the three months ended March 31, 2014, delinquencies on seasoned SFR loan pools decreased due to a sale of a small portion of these loans.

As part of the acquisition program, the Company may sell from time to time seasoned SFR mortgage loans that do not meet the Company’s investment standards. During the three months ended March 31, 2014, the Company sold seasoned SFR mortgage loans with an unpaid principal balance of $43.5 million and a carrying value of $30.7 million.

The following table presents the outstanding balance and carrying amount of PCI loans and leases as of dates indicated:

	March 31, 2014		December 31, 2013
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial:
Commercial and industrial	$2,322	$1,538	$5,838	$4,028
Real estate mortgage	17,234	14,613	17,682	15,014
Multi-family	—	—	—	—
SBA	4,657	3,477	4,940	3,688
Consumer:
Real estate 1-4 family first mortgage	376,380	292,039	414,341	314,820
HELOC’s, home equity loans, and other consumer installment credit	2,133	1,756	2,134	1,736

Total	$402,726	$313,423	$444,935	$339,286

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

Non-Traditional Mortgage Portfolio

The Company’s non-traditional mortgage (NTM) portfolio is comprised of three interest only products: Green Account Loans (Green Loans), hybrid interest only fixed or adjustable rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of March 31, 2014 and December 31, 2013, the non-traditional mortgage loans totaled $269.4 million, or 11.2 percent of the total gross loan portfolio, and $309.6 million, or 12.7 percent of the total gross loan portfolio, respectively. Total NTM portfolio decreased by $40.2 million, or 13.0 percent, during the three months ended March 31, 2014.

The following table presents the composition of the NTM portfolio as of the dates indicated:

	March 31, 2014			December 31, 2013
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC)—first liens	167	$143,708	53.3%	173	$147,705	47.6%
Interest-only—first liens	221	105,446	39.1%	244	139,867	45.2%
Negative amortization	35	15,222	5.7%	37	16,623	5.4%

Total NTM—first liens	423	264,376	98.1%	454	304,195	98.2%
Green Loans (HELOC)—second liens	20	$4,921	1.8%	23	$5,289	1.7%
Interest-only—second liens	1	113	0.1%	1	113	0.1%

Total NTM—second liens	21	5,034	1.9%	24	5,402	1.8%

Total NTM loans	444	$269,410	100.0%	478	$309,597	100.0%

Total gross loan portfolio		$2,396,995			$2,446,111
% of NTM to total gross loan portfolio		11.2%			12.7%

The initial credit guidelines for the non-traditional mortgage portfolio were established based on borrower Fair Isaac Company (FICO) score, loan-to-value (LTV), property type, occupancy type, loan amount, and geography. Additionally from an ongoing credit risk management perspective, the Company has determined that the most significant performance indicators for NTMs to be loan-to-value and FICO scores. On a semi-annual basis, the Company performs loan reviews of the NTM loan portfolio, which includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models (AVM) to confirm collateral values.

LTV represents current unpaid principal balance divided by estimated property value. The following table presents the one-to-four family residential NTM first lien portfolio by LTV at the dates indicated:

	Green			Interest-Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
March 31, 2014:
LTV’s (1)
< 61	81	$82,430	57.4%	75	$43,389	41.2%	14	$5,670	37.2%	170	$131,489	49.8%
61-80	49	37,055	25.8%	39	18,777	17.8%	14	7,181	47.2%	102	63,013	23.8%
81-100	25	14,108	9.8%	41	20,911	19.8%	6	1,967	12.9%	72	36,986	14.0%
> 100	12	10,115	7.0%	66	22,369	21.2%	1	404	2.7%	79	32,888	12.4%

Totals	167	$143,708	100.0%	221	$105,446	100.0%	35	$15,222	100.0%	423	$264,376	100.0%

December 31, 2013:
LTV’s (1)
< 61	90	$78,807	53.3%	80	$65,181	46.6%	13	$4,930	29.7%	183	$148,918	49.0%
61-80	38	33,604	22.8%	51	28,999	20.7%	13	7,643	45.9%	102	70,246	23.1%
81-100	26	14,917	10.1%	43	21,474	15.4%	8	3,277	19.7%	77	39,668	13.0%
> 100	19	20,377	13.8%	70	24,213	17.3%	3	773	4.7%	92	45,363	14.9%

	173	$147,705	100.0%	244	$139,867	100.0%	37	$16,623	100.0%	454	$304,195	100.0%

(1)	LTV represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company’s policy

Green Loans

Green Loans are single family residential first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year balloon payment due at maturity. The Company initiated the Green Loan products in 2005 and proactively refined underwriting and credit management practices and credit guidelines in response to changing economic environments, competitive conditions and portfolio performance. The Company continues to manage credit risk, to the extent possible, throughout the borrower’s credit cycle. The Company discontinued the origination of Green Loan products in 2011.

At March 31, 2014, Green Loans totaled $148.6 million, a decrease of $4.4 million, or 2.9 percent from $153.0 million at December 31, 2013, primarily due to reductions in principal balance and payoffs. As of March 31, 2014 and December 31, 2013, $5.6 million and $5.7 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios.

The Green Loans are similar to HELOCs in that they are collateralized primarily by the equity in one-to-four family mortgage loans. However, some Green Loans are subject to differences from HELOCs relating to certain characteristics including one-action laws. Similar to Green Loans, HELOC’s allow the borrower to draw down on the credit line based on an established loan amount for a period of time, typically 10 years, requiring an interest only payment with an option to pay principal at any time. A typical HELOC provides that at the end of the term the borrower can continue to make monthly principal and interest payments based on loan balance until the maturity date. The Green Loan is an interest only loan with a maturity of 15 years at which time the loan comes due and payable with a balloon payment due at maturity. The unique payment structure also differs from a traditional HELOC in that payments are made through the direct linkage of a personal checking account to the loan through a nightly sweep of funds into the Green Loan Account. This reduces any outstanding balance on the loan by the total amount deposited into the checking account. As a result, every time a deposit is made, effectively a payment to the Green Loan is made. HELOCs typically do not cause the loan to be paid down by a borrower’s depositing of funds into their checking account at the same bank.

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

For single family properties the loan sizes ranged up to $7.0 million. For two-to-four family properties, the loan sizes ranged up to $7.5 million. As loan size increased, the maximum LTV decreased from 80 percent to 60 percent. Maximum LTVs were adjusted by 5-10 percent for specified property types such as condos. FICOs were based on the primary wage earners’ mid FICO score and the lower of two mid FICO scores for full and alternative documentation, respectively. 76 percent of the FICO scores exceeded 700 at the time of origination. Loans greater than $1 million were subject to a second appraisal or third party appraisal review at origination.

The following table presents the Company’s non-traditional one-to-four family residential mortgage Green Loans first lien portfolio at March 31, 2014 and December 31, 2013 by FICO scores:

	March 31, 2014			December 31, 2013			Changes
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	7	$1,178	0.8%	7	$1,382	0.9%	—	$(204)	-0.1%
700-799	91	71,894	50.0%	94	74,876	50.8%	(3)	(2,982)	-0.8%
600-699	43	41,985	29.2%	44	42,739	28.9%	(1)	(754)	0.3%
<600	13	11,907	8.3%	14	11,965	8.1%	(1)	(58)	0.2%
No FICO	13	16,744	11.7%	14	16,743	11.3%	(1)	1	0.4%

Totals	167	$143,708	100.0%	173	$147,705	100.0%	(6)	$(3,997)	0.0%

The Company updates FICO scores on a semi-annual basis, typically in the second and fourth quarters or as needed in conjunction with proactive portfolio management. As such, the FICO scores did not materially change from December 31, 2013 to March 31, 2014, but the change during the quarter reflects loans that were paid off during the quarter.

Interest Only Loans

Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. As of March 31, 2014, our interest only loans decreased by $34.4 million, or 24.6 percent, to $105.6 million from $140.0 million at December 31, 2013, primarily due to transfers to loans held for sale of $23.9 million and net amortization of $10.5 million. As of March 31, 2014 and December 31, 2013, $843 thousand and $752 thousand of the interest only loans were non-performing, respectively.

Loans with the Potential for Negative Amortization

Negative amortization loans decreased by $1.4 million, or 8.4 percent, to $15.2 million as of March 31, 2014 from $16.6 million as of December 31, 2013. The Company discontinued origination of negative amortization loans in 2007. As of March 31, 2014 and December 31, 2013, $983 thousand and $1.2 million of the loans that had the potential for negative amortization were non-performing, respectively. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including its policies on loan-to-value ratios.

Non-Traditional Mortgage Loan Credit Risk Management

The Company performs detailed reviews of collateral values on loans collateralized by residential real property including its non-traditional mortgage portfolio based on appraisals or estimates from third party automated valuation models (AVMs) to analyze property value trends on a semi-annual basis or as needed. AVMs are used to identify loans that have experienced potential collateral deterioration. Once a loan has been identified that may have experienced collateral deterioration, the Company will obtain updated drive by or full appraisals in order to confirm the valuation. This information is used to update key monitoring metrics such as LTV. Additionally, FICO scores are obtained bi-annually in conjunction with the collateral analysis. In addition to LTV and FICO, the Company evaluates the portfolio on a specific loan basis through delinquency and portfolio charge-offs to determine whether any risk mitigation or portfolio management actions are warranted. The borrowers may be contacted as necessary to discuss material changes in loan performance or credit metrics.

The Company’s risk management policy and credit monitoring includes reviewing delinquency, FICO scores, and collateral values on the non-traditional mortgage loan portfolio. We also continuously monitor market conditions for our geographic lending areas. The Company has determined that the most significant performance indicators for non-traditional mortgages to be LTV and FICO scores. The loan review provides an effective method of identifying borrowers who may be experiencing financial difficulty before they fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO of 10 percent or more and a resulting FICO of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded that will increase the ALLL the Company will establish for potential losses. A report of the semi-annual loan reviews is published and regularly monitored.

On the interest only loans, the Company projects future payment changes to determine if there will be an increase in payment of 3.50 percent or greater and then monitor the loans for possible delinquencies. The individual loans are monitored for possible downgrading of risk rating, and trends within the portfolio are identified that could affect other interest only loans scheduled for payment changes in the near future.

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

As a result, the Company proactively manages the portfolio by performing detailed analysis on its portfolio with emphasis on the non-traditional mortgage portfolio. The Company’s Internal Asset Review Committee (IARC) conducts monthly meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent bi-annual review completed in the first quarter of 2014, the Company did not freeze or reduce any additional commitments.

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

The Company acquired PBOC during 2013 and Beach and Gateway during 2012, and their loans and leases were treated under ASC 805, accounting for acquisitions. The acquired loans and leases include loans and leases that are accounted for under ASC 310-30, accounting for purchase credit impaired loans and leases. In addition, the Company acquired three pools of credit impaired re-performing seasoned SFR mortgage loan pools during 2012. For the year ended December 31, 2013, the Bank acquired five pools of seasoned SFR mortgage loan pools, which were partially ASC 310-30 loans. During the three months ended March 31, 2014, there was no provision for loan and lease losses or allowance for loan and lease losses related to these pools as these loans were acquired at an aggregate 16.9 percent discount to the aggregated unpaid principal balances and there were no impairments on these pools. The Company may recognize provisions for loan and lease losses in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield and purchased discount. On a quarterly basis, the Company determines whether it needs to re-forecast its expected cash flows for the PCI loans relating to the PBOC, Beach and Gateway acquisitions, and the eight loan pools acquired in 2012 and 2013 to be evaluated for potential impairment. The provision for loans and leases losses on PCI loans reflected a decrease in expected cash flows on PCI loans compared to those previously estimated. The impairment reserve for PCI loans at March 31, 2014 was $196 thousand.

The ALLL that was collectively evaluated for impairment on originated loans and leases at March 31, 2014 was $17.4 million, which represented 1.44 percent of total originated loans and leases, as compared to $17.1 million, or 1.46 percent, of total originated loans and leases at December 31, 2013. Including the non-credit impaired loans acquired through the Beach, Gateway, and PBOC acquisitions, ALLL that was collectively evaluated for impairment was $19.7 million as of March 31, 2014, which represents 1.20 percent of the total amount of such loans and leases, as compared to $18.5 million, or 1.13 percent, of the total amount of such loans and leases at December 31, 2013. The ALLL that was individually evaluated for impairment was $62 thousand at March 31, 2014 compared to $96 thousand at December 31, 2013. An unallocated ALLL of $353 thousand and $450 thousand was held at March 31, 2014 and December 31, 2013, respectively. The ALLL plus market discount for originated and acquired non-credit impaired loans and leases to the total amount of such loans and leases was 1.64 percent at March 31, 2014 versus 1.63 percent at December 31, 2013. The Company provided $1.9 million to its provision for loan and lease losses during the three months ended March 31, 2014, related primarily to new commercial real estate mortgage, multifamily, and commercial and industrial loan production.

The following table provides information regarding activity in the allowance for loan and lease losses during the periods indicated:

	Commercial and Industrial	Commercial Real Estate Mortgage	Multi- Family	SBA	Construction	Lease Financing	Real Estate 1-4 family First Mortgage	HELOC’s, Home Equity Loans, and Other Consumer Credit	Unallocated	TOTAL
	(In thousands)
March 31, 2014:
Allowance for loan and lease losses:
Balance as of December 31, 2013	$1,822	$5,484	$2,566	$235	$244	$428	$7,044	$532	$450	$18,805
Charge-offs	—	—	—	(17)	—	—	(151)	(35)	—	(203)
Recoveries	26	316	—	92	—	—	—	1	—	435
Transfer of loans to held-for-sale	—	—	—	—	—	—	(963)	—	—	(963)
Provision	519	649	154	(99)	108	194	217	284	(97)	1,929

Balance as of March 31, 2014	$2,367	$6,449	$2,720	$211	$352	$622	$6,147	$782	$353	$20,003

Individually evaluated for impairment	$—	$—	$37	$—	$—	$—	$25	$—	$—	$62
Collectively evaluated for impairment	2,367	6,449	2,683	211	352	622	5,926	782	353	19,745
Acquired with deteriorated credit quality	—	—	—	—	—	—	196	—	—	196

Total ending allowance balance	$2,367	$6,449	$2,720	$211	$352	$622	$6,147	$782	$353	$20,003

Loans:
Individually evaluated for impairment	$—	$3,218	$1,674	$—	$—	$—	$10,160	$212	$—	$15,264
Collectively evaluated for impairment	297,646	542,750	153,708	23,064	25,144	48,537	856,664	120,795	—	2,068,308
Acquired with deteriorated credit quality	1,538	14,613	—	3,477	—	—	292,039	1,756	—	313,423

Total ending loan balances	$299,184	$560,581	$155,382	$26,541	$25,144	$48,537	$1,158,863	$122,763	$—	$2,396,995

March 31, 2013:
Allowance for loan and lease losses:
Balance as of December 31, 2012	$263	$3,178	$1,478	$118	$21	$261	$8,855	$274	$—	$14,448
Charge-offs	—	(105)	(384)	(125)	—	(23)	(262)	(7)	—	(906)
Recoveries	—	—	88	125	—	2	90	—	—	305
Provision	218	625	362	15	273	23	529	(70)	193	2,168

Balance as of March 31, 2013	$481	$3,698	$1,544	$133	$294	$263	$9,212	$197	$193	$16,015

Individually evaluated for impairment	$—	$38	$329	$—	$—	$—	$1,095	$—		$1,462
Collectively evaluated for impairment	481	3,636	1,215	133	294	263	7,902	197	193	14,314
Acquired with deteriorated credit quality		24					215			239

Total ending allowance balance	$481	$3,698	$1,544	$133	$294	$263	$9,212	$197	$193	$16,015

Loans:
Individually evaluated for impairment	$—	$2,511	$2,336	$—	$—	$—	$17,062	$—		$21,909
Collectively evaluated for impairment	74,564	307,338	123,329	30,329	6,831	16,418	806,197	21,901		1,386,907
Acquired with deteriorated credit quality	4,781	21,616	838	5,333	—	—	185,833	55		218,456

Total ending loan balances	$79,345	$331,465	$126,503	$35,662	$6,831	$16,418	$1,009,092	$21,956	$—	$1,627,272

The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

	March 31, 2014	December 31, 2013	Amount Change	Percentage Change
	(In thousands)
Loan breakdown by evaluation type:
Originated loans
Individually evaluated for impairment	$13,504	$16,704	$(3,200)	-19.2%
Collectively evaluated for impairment	1,210,993	1,168,195	42,798	3.7%
Acquired loans through business acquisitions - non-impaired
Individually evaluated for impairment	1,759	2,243	(484)	-21.6%
Collectively evaluated for impairment	438,815	469,916	(31,101)	-6.6%
Seasoned SFR mortgage loan pools - non-impaired	418,501	449,767	(31,266)	-7.0%
Acquired with deteriorated credit quality	313,422	339,286	(25,864)	-7.6%

Total loans	$2,396,995	$2,446,111	$(49,116)	-2.0%

Allowance for loan and leases losses (ALLL) breakdown:
Originated loans
Individually evaluated for impairment	$62	$96	$(34)	-34.9%
Collectively evaluated for impairment	17,397	17,103	294	1.7%
Acquired loans through business acquisitions - non-impaired
Individually evaluated for impairment	—	—	—	NM
Collectively evaluated for impairment	2,347	1,410	937	66.5%
Seasoned SFR mortgage loan pools - non-impaired	—	—	—	NM
Acquired with deteriorated credit quality	196	196	0	0.2%

Total ALLL	$20,003	$18,805	$1,198	6.4%

Discount on Purchased/Acquired Loans:
Acquired loans through business acquisitions - non-impaired	$7,479	$8,354	$(875)	-10.5%
Seasoned SFR mortgage loan pools - non-impaired	34,619	38,240	(3,621)	-9.5%
Acquired with deteriorated credit quality	89,303	105,650	(16,347)	-15.5%

Total Discount	$131,400	$152,244	$(20,844)	-13.7%

Ratios:
To originated loans:
Individually evaluated for impairment	0.46%	0.57%
Collectively evaluated for impairment	1.44%	1.46%
Total ALLL	1.43%	1.45%
To originated and acquired non-impaired loans:
Individually evaluated for impairment	0.41%	0.51%
Collectively evaluated for impairment	1.20%	1.13%
Total ALLL	1.19%	1.12%
Total ALLL and discount (1)	1.64%	1.63%
To total loans:
Individually evaluated for impairment	0.41%	0.51%
Collectively evaluated for impairment	0.95%	0.89%
Total ALLL	0.83%	0.77%
Total ALLL and discount (1)	6.32%	6.99%

(1)	Total ALLL plus discount divided by carrying value

Servicing Rights

Total mortgage and SBA servicing rights were $18.9 million and $13.9 million at March 31, 2014 and December 31, 2013, respectively. The fair value of the mortgage servicing rights (MSRs) amounted to $18.6 million and $13.5 million and the amortized cost of the SBA servicing rights was $327 thousand and $348 thousand at March 31, 2014 and December 31, 2013, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans. The principal balance of the loans underlying our total MSRs and SBA servicing rights was $1.90 billion and $15.5 million, respectively, at March 31, 2014 and $1.37 billion and $20.0 million, respectively, at December 31, 2013. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 0.98 percent and 2.10 percent, respectively, at March 31, 2014 as compared to 1.00 percent and 1.74 percent, respectively, at December 31, 2013.

During the three months ended March 31, 2014, the Company entered into an agreement with a third party to sell servicing rights on mortgage loans with $941.1 million of outstanding unpaid principal balance at March 31, 2014 for a fair value of $10.1 million. The sale closed on April 1, 2014. The fair values on the sold MSRs are carried at the closing price of the transaction at March 31, 2014.

Deposits

The following table shows the composition of deposits by type as of the dates indicated.

	March 31, 2014	December 31, 2013	Amount Change	Percentage Change
	(In thousands)
Noninterest-bearing deposits	$430,925	$429,158	$1,767	0.4%
Interest-bearing demand deposits	644,649	539,098	105,551	19.6%
Money market accounts	502,368	518,696	(16,328)	-3.1%
Savings accounts	986,201	963,536	22,665	2.4%
Certificates of deposits	545,003	468,156	76,847	16.4%

Total interest-bearing deposits	$3,109,146	$2,918,644	$190,502	6.5%

Total deposits increased by $190.5 million, or 6.5 percent, to $3.11 billion at March 31, 2014, compared to $2.92 billion at December 31, 2013. The increase in total deposits primarily resulted from strategic plans aiming to increase core deposits.

In December 2012, the Company launched interest-bearing core deposits products with enhanced features to attract high net worth depositors in our target markets while reducing the reliance on certificates of deposit. As of March 31, 2014, deposits generated through this program totaled approximately $1.50 billion.

Federal Home Loan Bank Advances and Other Borrowings

At March 31, 2014, the Bank had a fixed-rate advance of $15.0 million at an interest rate of 0.82 percent and a variable-rate advance of $380.0 million at an interest rate of 0.11 percent from the FHLB. At December 31, 2013, $25.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.59 percent to 0.82 percent with a weighted average rate of 0.73 percent. At December 31, 2013, $225.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.06 percent as of that date. In additional, the Company had outstanding federal funds purchased of $70.0 million at March 31, 2014.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At March 31, 2014 and December 31, 2013, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $1.67 billion and $740.1 million, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $18.6 million and $14.4 million, respectively, at March 31, 2014 and December 31, 2013. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $509.0 million at March 31, 2014. In addition, the Bank had available lines of credit with the Federal Reserve Bank totaling $89.3 million at March 31, 2014.

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

Reserve for Loss on Repurchased Loans

Reserve for loss reimbursements on sold loans was $5.9 million and $5.4 million at March 31, 2014 and December 31, 2013, respectively. This reserve relates to our single family residential mortgage business. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. We maintain a reserve for loss reimbursements on sold loans to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demands for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors. Provisions added to the reserve for loss reimbursements on sold loans are recorded under non-interest expense in the consolidated statements of operations as an increase or decrease to provision for loss reimbursements on loans sold.

The following table presents a summary of activity in the reserve for loss reimbursements on sold loans for the periods indicated:

	Three months ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$5,427	$3,485
Provision for loan repurchases	571	256
Payments made for loss reimbursement on sold loans	(132)	(243)

Balance at end of period	$5,866	$3,498

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

At March 31, 2014, there were $104.8 million of approved loan origination commitments, $328.6 million of unused lines of credit and $6.3 million of outstanding letters of credit. Certificates of deposit maturing in the next 12 months totaled $335.0 million and $395.0 million of FHLB advances and $70.0 million of federal funds sold had maturities of less than 12 months at March 31, 2014.

Based on the competitive deposit rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank, although no assurance can be given in this regard. At March 31, 2014, the Company maintained $333.6 million of cash and cash equivalents that was 8.3 percent to total assets. In addition, the Bank had the ability at March 31, 2014 to borrow an additional $509.0 million from the FHLB and $89.3 million from the Federal Reserve Bank.

Commitments

The following table presents information as of March 31, 2014 regarding the Company’s commitments and contractual obligations:

	Commitments and Contractual Obligations
	Total Amount Committed	Less Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
	(In thousands)
Commitments to extend credit	$104,767	$50,904	$33,733	$11,013	$9,117
Unused lines of credit	328,557	183,752	28,862	67,924	48,019
Standby letters of credit	6,349	4,899	672	—	778

Total commitments	$439,673	$239,555	$63,267	$78,937	$57,914

FHLB advances	$395,000	$395,000	$—	$—	$—
Federal funds purchased	70,000	70,000	—	—	—
Long-term debt	123,152	6,356	12,713	12,713	91,370
Operating and capital lease obligations	37,872	10,151	16,622	7,863	3,236
Maturing certificates of deposit	545,003	335,023	153,710	56,077	193

Total contractual obligations	$1,171,027	$816,530	$183,045	$76,653	$94,799

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

The following table presents the capital amounts and ratios for the Company and the Bank as of dates indicated:

	Amount		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
March 31, 2014:
Banc of California, Inc.
Total risk-based capital ratio	$307,141	11.93%	$205,953	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	279,658	10.86%	102,976	4.00%	N/A	N/A
Tier 1 leverage ratio	279,658	7.59%	147,288	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$373,039	14.54%	$205,241	8.00%	$256,551	10.00%
Tier 1 risk-based capital ratio	345,556	13.47%	102,620	4.00%	153,930	6.00%
Tier 1 leverage ratio	345,556	9.41%	146,925	4.00%	183,656	5.00%
December 31, 2013:
Banc of California, Inc.
Total risk-based capital ratio	$307,457	12.45%	$197,503	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	281,786	11.41%	98,752	4.00%	N/A	N/A
Tier 1 leverage ratio	281,786	8.02%	140,463	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$360,634	14.65%	$196,998	8.00%	$246,247	10.00%
Tier 1 risk-based capital ratio	334,963	13.60%	98,499	4.00%	147,748	6.00%
Tier 1 leverage ratio	334,963	9.58%	139,874	4.00%	174,842	5.00%

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

•	Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights.

•	Requires a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5percent.

•	Increases the minimum Tier 1 capital to risk-weighted assets ratio requirement from 4 percent to 6 percent.

•	Retains the minimum total capital to risk-weighted assets ratio requirement of 8 percent.

•	Establishes a minimum leverage ratio requirement of 4 percent.

•	Retains the existing regulatory capital framework for one-to-four family residential mortgage exposures.

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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income

The following table presents the projected change in the Bank’s net portfolio value at March 31, 2014 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change.

	March 31, 2014
Change in	Economic Value of Equity			Net Interest Income
Interest Rates in Basis Points (bp)	Amount	Amount Change	Percent Change	Amount	Amount Change	Percent Change
	($ in thousands)
+100 bp	$404,241	(16,257)	-3.9%	$135,936	5,734	4.4%
0 bp	420,499			130,203
-100 bp	428,532	8,033	1.9%	119,267	(10,936)	-8.4%

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2014 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1 - LEGAL PROCEEDINGS

From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such currently pending litigation.

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, on December 14, 2011, CMG Financial Services, Inc. (CMG) initiated a patent lawsuit against Pacific Trust Bank in the United States District Court for the Central District of California (styled CMG Financial Services, Inc. v. Pacific Trust Bank, F.S.B., et al., Case No. 2:11-cv-10344-PSG-MRW) (the Action) alleging infringement of U.S. Patent No. 7,627,509 (the 509 Patent) of limited number of financial products previously offered by Pacific Trust Bank. The 509 Patent relates to the origination and servicing of loans with characteristics similar to the Bank’s Green Loans. On December 16, 2013, the court stayed the Action in its entirety, and administratively closed the case, pending a decision by the Supreme Court in CLS Bank Int’l v. Alice Corp. The Company and its counsel believe the asserted claim is without merit and the resolution of the matter is not expected to have a material impact on the Company’s business, financial condition or results of operations, though no assurance can be given in this regard.

ITEM 1A - RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors that appeared under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Relating to Our Pending Branch Acquisition from Banco Popular North America

The success of our pending acquisition of branches from Banco Popular North America will depend on a number of uncertain factors.

Consummation of our pending acquisition of branches (the Branch Acquisition) from Banco Popular North America (BPNA) is subject to receipt of required regulatory approvals, including the approval of the OCC, and the satisfaction of other closing conditions. The success of the Branch Acquisition will depend on a number of factors, including, without limitation:

•	the necessary regulatory approvals to consummate the Branch Acquisition not containing terms, conditions or restrictions that will have a material adverse effect on the Bank;

•	our ability to access necessary capital on a timely basis;

•	our ability to successfully integrate the BPNA Branches into our current operations;

•	our ability to limit the outflow of deposits held by our new customers in the BPNA Branches and to retain interest-earning assets (i.e., loans) acquired in the Branch Acquisition;

•	the credit quality of loans acquired as part of the Branch Acquisition;

•	our ability to attract new deposits and to generate new interest-earning assets;

•

our success in deploying the cash received in the Branch Acquisition, on a timely basis, into assets, including loans and investment securities, bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	our ability to control the incremental noninterest expense from the BPNA Branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	our ability to retain and attract appropriate personnel to staff the BPNA Branches; and

•	our ability to earn acceptable levels of noninterest income, including fee income, from the BPNA Branches.

No assurance can be given that we will be able to integrate the BPNA Branches successfully, that the Branch Acquisition will not expose us to unknown material liabilities, that the operation of the BPNA Branches will not adversely affect our results of operations, that we will be able to achieve results in the future similar to those achieved by our existing banking business, that we will be able to compete effectively in new market areas, or that we will be able to manage growth resulting from the Branch Acquisition effectively. The difficulties or costs we may encounter in the integration could materially and adversely affect our results of operations and financial condition.

The pricing of deposits and loan run-off rates could be substantially different than what we have projected in connection with our planning for the Branch Acquisition and the integration of the BPNA Branches.

We expect to obtain approximately $1.1 billion in deposit liabilities and approximately $1.1 billion in loan assets from the Branch Acquisition (based on March 31, 2014 balances).

We have agreed to pay BPNA approximately $5.4 million for the deposits assumed and loans acquired in the Branch Acquisition, which equates to an effective deposit premium of 0.5%, based upon March 31, 2014 balances. In addition, deposit run-off is expected to occur following the closing. While we believe we used a reasonable deposit run-off rate assumption for purposes of valuing the transaction, actual run-off could be higher. Moreover, it is not known whether we will be able to retain loan relationships acquired in the Branch Acquisition over time.

We will need to convert customer loan and deposit data from BPNA’s data processing system to our data processing systems. Problems or errors in the customer account conversion process, and customer interface required to replace certain BPNA products and services with comparable products and services of the Bank, could adversely affect customer relationships, increase run-off of deposit and loan customers and result in unexpected charges and costs. Similarly, run-off could increase if we are not able to cost effectively service particular BPNA loan or deposit products with special features. An unanticipated increase in the run-off rate could increase the effective cost to us of the Branch Acquisition.

The credit quality of loans associated with the Branch Acquisition may be poorer than expected, which would require us to increase our allowance for loan losses and negatively affect our operating results.

Pursuant to the Purchase Agreement, the Bank will acquire approximately $1.1 billion of loans related to the BPNA Branches (based on March 31, 2014 balances). As part of our due diligence on the BPNA Branches, we reviewed a sample of these loans in various categories and have found them to be of acceptable credit quality. Our examination of these loans was made using the same criteria, analyses and collateral evaluations that we have traditionally used in the ordinary course of our business. Although we believe the loans that we will acquire are of acceptable credit quality, and nonperforming loans, non-accrual loans or other real estate owned are generally excluded from the Branch Acquisition, no assurance can be given as to the future performance of these loans.

We face risks related to lending funds acquired in the Branch Acquisition.

Our strategic plan focuses on the continued development and growth of a diversified loan portfolio. Certain risks are inherent in the lending function, including a borrower’s inability to pay, insufficient collateral coverage and changes in interest rates. Repayment risk on commercial loans arises from changing economic conditions in particular geographic areas, businesses or industries that impair the operating performance of commercial borrowers. Risks associated with commercial real estate loans and general business loans also include changes in general economic conditions that affect underlying collateral values.

Even if the Branch Acquisition is completed, we may fail to realize the growth prospects and cost savings anticipated as a result of the Branch Acquisition.

There are a number of risks and uncertainties related to the Branch Acquisition. For example, the Branch Acquisition may not be completed, or may not be completed in the timeframe, on the terms or in the manner currently anticipated, as a result of a number of factors, including, among other things, the failure of one or more of the conditions to closing (including the condition that we raise sufficient financing, in the aggregate, necessary to consummate the Branch Acquisition). There can be no assurance that the conditions to the closing of the Branch Acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the Branch Acquisition. Any delay in closing or a failure to close could have a negative impact on our business and the trading prices of our securities.

The success of the Branch Acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects we expect to result from the addition of the BPNA Branches. We may never realize these business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenditures on the part of both us and BPNA. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures and the cost of integration may exceed our expectations. We may also be required to make unanticipated capital expenditures or investments in order to maintain, improve or sustain the BPNA Branches we expect to acquire or take write-offs or impairment charges or recognize amortization expenses resulting from the Branch Acquisition and may be subject to unanticipated or unknown liabilities relating to the BPNA Branches we expect to acquire. We might experience increased competition that limits our ability to expand our business, and we might not be able to capitalize on expected business opportunities, including retaining current customers of BPNA. If any of these factors limit our ability to integrate the new branches successfully or on a timely basis, the expectations of future results of operations following the Branch Acquisition might not be met.

It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties or our ability to achieve the anticipated benefits of the Branch Acquisition and could harm our financial performance.

We will incur significant transaction and acquisition-related integration costs in connection with the Branch Acquisition.

We are currently developing a plan to integrate the BPNA Branches to be acquired in the Branch Acquisition. Although we anticipate achieving cost synergies in connection with the Branch Acquisition, we also expect to incur costs to implement such cost savings measures. We anticipate that we will incur certain non-recurring charges in connection with this integration, including charges associated with integrating process and systems. At this time, we cannot identify the timing, nature and amount of all such charges. Further, we currently expect to incur significant transaction costs that will be charged as an expense in the period incurred. The significant transaction costs and acquisition-related integration costs could materially adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. The net benefit associated with the anticipated elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the BPNA Branches, may not be achieved in the near term, or at all. Accordingly, the cost and operational savings may not be achievable in our anticipated amount or timeframe or at all. Investors should not place undue reliance on the anticipated benefits of the Branch Acquisition in making an investment decision with respect to our securities.

We and BPNA will be subject to business uncertainties while the Branch Acquisition is pending that could adversely affect our and its businesses.

Uncertainty about the effect of the Branch Acquisition on employees and customers may have an adverse effect on us and BPNA and, consequently, on the BPNA Branches to be acquired in the Branch Acquisition. These uncertainties may impair our and BPNA’s ability to attract, retain and motivate key personnel until the Branch Acquisition is completed and for a period of time thereafter. These uncertainties may also cause customers, suppliers and others that deal with us and BPNA to seek to change existing business relationships with the two companies. Employee retention could be reduced during the pendency of the Branch Acquisition, as employees may experience uncertainty about their future roles. If, despite our and BPNA’s retention efforts, key employees depart because of concerns relating to the uncertainty and difficulty of the integration process or a desire not to join us following the Branch Acquisition, our business could be harmed.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Shares in RenovationReady Transaction

On January 31, 2014, pursuant to the Purchase and Assumption Agreement, dated as of January 31, 2014 (the Agreement), by and among RenovationReady, LLC (the Seller), the Company and CS Financial and, solely for purposes of Sections 4.1(n) and 5.5 and Article VII of the Agreement, Chadron Group, LLC (Chadron) and Granite Loan Management of Delaware, LLC (Granite), the Company acquired certain assets of the Seller and assumed certain liabilities of the Seller. As part of the acquisition consideration, on January 31, 2014, the Company issued an aggregate of 74,541 shares of voting common stock, 49,696 of which were received by Granite and 24,845 of which were received by Chadron at the direction of the Seller pursuant to its right under the Agreement to assign its right to receive such consideration. The issuance and sale of the shares was exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving any public offering. For the remainder of the acquisition consideration, approximately $1 million in cash was paid to the Seller on January 31, 2014 and up to $2,000,000 in cash will be payable to the Seller if certain performance conditions are met.

For additional information regarding this transaction, including the amounts of assets acquired and liabilities assumed by the Company, see Note 2 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this quarterly report.

Stock Repurchases

	Purchases of Equity Securities by the Issuer
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
1/1/14 - 1/31/14	708	$13.31	—	897,958
2/1/14 - 2/28/14	709	$12.91	—	897,958
3/1/14 - 3/31/14	6,145	$12.64	—	897,958

Total	7,562	$12.73	—

On September 5, 2013, the Company announced that its Board of Directors approved changes to the Company’s previously announced share buyback program authorizing the Company to buy back, from time to time during the 12 months ending September 3, 2014, an aggregate amount representing up to 10 percent of the Company’s then currently outstanding common shares. The buyback program included a 10b5-1 plan that was adopted by the Company on September 3, 2013 pursuant to which up to a maximum of 300,000 shares could be repurchased during the year ended December 31, 2013, subject to certain price and volume restrictions. The 10b5-1 plan had been terminated as of December 31, 2013, as the 300,000 maximum share amount authorized for repurchase had been exhausted.

The Company has a practice of buying back stock for tax purposes pertaining to employee benefit plans, and does not count these purchases toward the allotment of the shares. The Company has purchased 7,562 shares during the three months ended March 31, 2014 at an average price of $12.73 with a total cost of $96 thousand, including fees, related to tax liability sales for employee stock benefit plans.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibits

2.1	Stock Purchase Agreement, dated as of June 3, 2011, by and among Banc of California, Inc., (f/k/a First PacTrust Bancorp, Inc.) (sometimes referred to below as the “Registrant” or the “Company”), Gateway Bancorp, Inc. (“Gateway”), each of the stockholders of Gateway and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)

2.1A	Amendment No. 1, dated as of November 28, 2011, to Stock Purchase Agreement, dated as of June 3, 2011, by and among The Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(1)

2.2B	Amendment No. 2, dated as of February 24, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(2)

2.2C	Amendment No. 3, dated as of June 30, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(3)

2.2D	Amendment No. 4, dated as of July 31, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(4)

2.3	Agreement and Plan of Merger, dated as of August 30, 2011, by and between the Registrant and Beach Business Bank, as amended by Amendment No. 1thereto dated as of October 31, 2011	(b	)

2.4	Agreement and Plan of Merger, dated as of August 21, 2012, by and among First PacTrust Bancorp, Inc., Beach Business Bank and The Private Bank of California	(c	)

2.5	Amendment No. 1, dated as of May 5, 2013, to Agreement and Plan of Merger, dated as of August 21, 2012, by and among the Registrant, Beach Business Bank and The Private Bank of California	(y	)

2.6	Agreement and Plan of Merger, dated as of October 25, 2013, by and among the Registrant, Banc of California, National Association, CS Financial, Inc., the Sellers named therein and the Sellers’ Representative named therein	(z	)

2.7	Purchase and Assumption Agreement, dated as of April 22, 2014, by and between Banco Popular North America and Banc of California, National Association	(bb	)

3.1	Articles of Incorporation of the Registrant	(d	)

3.2	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(e	)

3.3	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(f	)

3.4	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(g	)

3.5	Articles of Amendment to Articles Supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(h	)

3.6	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 8.00% Non-Cumulative Perpetual Preferred Stock, Series C	(p	)

3.7	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series B	(q	)

3.8	Articles of Amendment to the Charter of the Registrant changing the Registrant’s name	(r	)

3.9	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(cc	)

3.10	Bylaws of the Registrant	(p	)

4.1	Warrant to purchase up to 240,000 shares of the Registrant common stock originally issued on November 1, 2010	(g	)

4.2	Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010	(g	)

4.3	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(m	)

4.4	Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50% Senior Notes due April 15, 2020 and form of 7.50% Senior Notes due April 15, 2020	(m	)

4.5	Deposit Agreement, dated as of June 12, 2013, among the Registrant, Registrar and Transfer Company, as Depositary and the holders from time to time of the depositary receipts described therein	(p	)

10.1	Employment Agreement, dated as of November 17, 2010, by and among the Registrant and Pacific Trust Bank and Richard Herrin (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Herrin pursuant to his Employment Agreement)	(i	)

10.1A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Richard Herrin	(j	)

10.1B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Richard Herrin	(j	)

10.2	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven Sugarman	(j	)

10.2A	Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	(j	)

10.2B	Amendment dated December 13, 2013 to Stock Appreciation Rights Grant Agreement between the Registrant and Steve Sugarman dated August 21, 2012	10.2B

10.3	Employment Agreement, dated as of September 25, 2012, by and among the Registrant, Pacific Trust Bank and Beach Business Bank and Robert M. Franko	(j	)

10.3A	Mutual Termination and Release Letter Agreement, dated September 25, 2012, relating to Executive Employment Agreement, dated June 1, 2003, between Doctors’ Bancorp, predecessor-in-interest to Beach Business Bank, and Robert M. Franko	(j	)

10.4	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	(j	)

10.5	Employment Agreement, dated as of November 5, 2012, by and among the Registrant and Ronald J. Nicolas, Jr.	(j	)

10.6	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	(dd	)

10.7	Registrant’s 2011 Omnibus Incentive Plan	(k	)

10.8A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(n	)

10.8B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(n	)

10.8C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(n	)

10.9	Registrant’s 2003 Stock Option and Incentive Plan	(l	)

10.10	Registrant’s 2003 Recognition and Retention Plan	(l	)

10.11	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between the Registrant and the Secretary of the United States Treasury	(f	)

10.12	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(o	)

10.13	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey Seabold	(aa	)

10.14	Registrant’s 2013 Omnibus Stock Incentive Plan	(s	)

10.14A	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(t	)

10.14B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(t	)

10.14C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	(t	)

10.14D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	(ee	)

10.14E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	(ee	)

10.15	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Offices, dated as of May 31, 2013, between Pacific Trust Bank and AmericanWest Bank	(u	)

10.16	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	(v	)

10.17	Purchase and Sale Agreement and Escrow Instructions, dated as of July 24, 2013, by and between the Registrant and Memorial Health Services	(w	)

10.18	Assumption Agreement, dated as of July 1, 2013, by and between the Registrant and The Private Bank of California	(x	)

10.19	Securities Purchase Agreement, dated as of April 22, 2014, by and between the Registrant and OCM BOCA Investor, LLC	(bb	)

10.20	Securities Purchase Agreement, dated as of April 22, 2014, by and among the Registrant, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel L.P.	(bb	)

11.0	Statement regarding computation of per share earnings	None

15.0	Letter re unaudited interim financial information	None

18.0	Letter regarding change in accounting principles	None

19.0	Report furnished to security holders	None

22.0	Published report regarding matters submitted to vote of security holders	None

24.0	Power of Attorney	None

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)	31.2

31.3	Rule 13a-14(a) Certification (Chief Accounting Officer)	31.3

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholder’s Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.
(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference
(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.
(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.
(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.
(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference
(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.
(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference.
(j)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.
(k)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference
(l)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.
(m)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.
(n)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.

(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.
(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.
(r)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 17, 2013 and incorporated herein by reference.
(s)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.
(t)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.
(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.
(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.
(w)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.
(x)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.
(y)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference
(z)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference
(aa)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference
(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.
(cc)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference.
(dd)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.
(ee)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date: May 9, 2014	/s/ Steven A. Sugarman
Steven A. Sugarman
President/ Chief Executive Officer

Date: May 9, 2014	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Executive Vice President/ Chief Financial Officer

Date: May 9, 2014	/s/ Nathan Duda
Nathan Duda
Senior Vice President/ Chief Accounting Officer