Form 10-K/A
period 2013-12-31
BANC OF CALIFORNIA, INC.
filed 2014-08-18
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

BANC OF CALIFORNIA, INC.

FORM 10-K/A

December 31, 2013

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our original Annual Report on Form 10-K for the year ended December 31, 2013. The sole purpose of this Amendment No. 1 is to (i) revise “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING,” appearing under Item 8, regarding management’s assessment of the effectiveness of our internal control over financial reporting and the “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of KPMG LLP also appearing under Item 8, to the extent such report refers to the separate report of KPMG LLP on the effectiveness of our internal control over financial reporting and (ii) to amend Item 9A to revise the disclosure on the effectiveness of our disclosure controls and procedures and the disclosure on, and report of KPMG LLP regarding the effectiveness of, our internal control over financial reporting. Other than the inclusion with this Amendment No. 1 of new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, and new consents of the independent registered public accounting firms, this Amendment No. 1 does not modify, or update any other disclosures contained in, our original Annual Report on Form 10-K for the year ended December 31, 2013.

PART II

Item 8. Financial Statements and Supplementary Data

BANC OF CALIFORNIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Report on Internal Control Over Financial Reporting. The management of BANC OF CALIFORNIA, INC. (the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). As included in Management’s Report on Internal Control Over Financial Reporting from our previously filed Annual Report on Form 10-K for the year ended December 31, 2013, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework (1992). Management subsequently determined that the material weakness described below existed as of December 31, 2013. As a result, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective based on the criteria established in Internal Control—Integrated Framework (1992).

Subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2013 immaterial errors related to prior periods were identified that indicated certain deficiencies existed in the Company’s internal control over financial reporting. Specifically, during the year ending 2013, financial reporting resources did not sufficiently complete certain account level reviews that presented a low potential risk of material error to the Company’s financial reporting, to ensure that the possibility that the aggregation of all potential errors in these accounts, which were more than remote, could not result in a material misstatement.

The Company has concluded that in 2013 these deficiencies when aggregated could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies result in a material weakness.

The material weakness did not result in any material misstatement of the Company’s financial statements and disclosures for the years ended December 31, 2013, 2012, and 2011.

Remediation and Plans for Remediation. The Company believes it has made significant progress toward remediation of the underlying causes of the material weakness, having taken a number of actions to remediate the material weakness. Among other things, we have:

•

Appointed Robert Sznewajs as new Audit Committee chairman and Ronald Nicolas as bank Chief Financial Officer as well as hired additional accounting and finance resources and professionals, including a new Chief Accounting Officer in March 2014, a new Controller in March 2014, a Director of Accounting Policy in May 2014, and a new Director of Internal Audit, together with other new hires in the accounting, finance, and audit departments;

•	Designed new controls around the review and analysis of the allowance for loan and lease losses (“ALLL”) including the addition of a new Credit Risk Analytics team to oversee the ALLL process;

•	Implemented a new automated accounting software platform that eliminates the reliance on manual review of significant spreadsheets; and

•

Established a Sarbanes-Oxley steering committee in 2014 that meets bi-weekly with the participation of the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and the Director of Internal Audit.

        The Company and its Board of Directors are committed to maintaining a strong internal control environment, and believe that these remediation efforts represent significant improvements in our control environment. The identified material weakness in internal control will not be considered fully addressed until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. The Company will continue to work on implementing and testing the new controls in order to make this final determination.

Report of Independent Registered Public Accounting Firm. KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2013, has reissued its report, which includes an adverse audit report on the Company’s effectiveness of internal control over financial reporting.

/s/ Steven A. Sugarman	/s/ Ronald J. Nicolas, Jr.
Steven A. Sugarman President and Chief Executive Officer	Ronald J. Nicolas, Jr. Executive Vice President and Chief Financial Officer

Dated: August 18, 2014	Dated: August 18, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Banc of California, Inc.:

We have audited the accompanying consolidated statements of financial condition of Banc of California, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banc of California, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Banc of California, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 (except for the restatement of the effectiveness of internal control over financial reporting for the material weakness related to financial reporting resources not sufficiently completing certain account level reviews, which is as of August 18, 2014) expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Irvine, California

March 17, 2014, except as to the restatement of the effectiveness of internal control over financial reporting for a material weakness, which is as of August 18, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2013 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed, management concluded that the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. However, because of a material weakness in our internal control over financial reporting identified subsequent to December 31, 2013 and further described below, a subsequent evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and the conclusion was that the Company’s disclosure controls and procedures were not effective as of December 31, 2013.

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

This evaluation under the framework in Internal Control—Integrated Framework (1992) includes an assessment of the Company’s internal control over financial reporting, which are designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Management’s report on internal control over financial reporting is set forth in Item 8 of this report.

In connection with the audit of year-end financial statements, the Company’s independent registered public accounting firm, KPMG LLP (“KPMG”), is responsible for auditing both (i) the financial statements to obtain reasonable assurance about whether they are free of material misstatement, and (ii) the effectiveness of the Company’s internal controls over financial reporting.

Subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2013 immaterial errors related to prior periods were identified that indicated certain deficiencies existed in the Company’s internal control over financial reporting. Specifically, during the year ending 2013, financial reporting resources did not sufficiently complete certain account level reviews that presented a low potential risk of material error to the Company’s financial reporting, to ensure that the possibility that the aggregation of all potential errors in these accounts, which were more than remote, could not result in a material misstatement.

The Company has concluded that in 2013 these deficiencies when aggregated could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies result in a material weakness.

The material weakness did not result in any material misstatement of the Company’s financial statements and disclosures for the years ended December 31, 2013, 2012, and 2011.

Remediation and Plans for Remediation. The Company believes it has made significant progress toward remediation of the underlying causes of the material weakness, having taken a number of actions to remediate the material weakness. Among other things, we have:

•

Appointed Robert Sznewajs as new Audit Committee chairman and Ronald Nicolas as bank Chief Financial Officer as well as hired additional accounting and finance resources and professionals, including a new Chief Accounting Officer in March 2014, a new Controller in March 2014, a Director of Accounting Policy in May 2014, and a new Director of Internal Audit, together with other new hires in the accounting, finance, and audit departments;

•	Designed new controls around the review and analysis of the allowance for loan and lease losses (“ALLL”) including the addition of a new Credit Risk Analytics team to oversee the ALLL process;

•	Implemented a new automated accounting software platform that eliminates the reliance on manual review of significant spreadsheets; and

•

Established a Sarbanes-Oxley steering committee in 2014 that meets bi-weekly with participation of the Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and the Director of Internal Audit.

The Company and its Board of Directors are committed to maintaining a strong internal control environment, and believe that these remediation efforts represent significant improvements in our control environment. The identified material weakness in internal control will not be considered fully addressed until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. The Company will continue to work on implementing and testing the new controls in order to make this final determination.

Report of the Independent Registered Public Accounting Firm. KPMG, the independent registered public accounting firm that audited the consolidated financial statements included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2013, has reissued its report, which includes an adverse audit report on the Company’s effectiveness of internal control over financial reporting. Such reissued report appears below.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed above, subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2013 immaterial errors related to prior periods were identified that indicated certain deficiencies existed in the Company’s internal controls over financial reporting. The Company has concluded that in 2013 these deficiencies when aggregated could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies result in a material weakness. The material weakness did not result in any material misstatement of the Company’s financial statements and disclosures for the years ended December 31, 2013, 2012, and 2011. The identified material weakness in internal control will not be considered fully addressed until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. The Company will continue to work on implementing and testing the new controls in order to make this final determination.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Banc of California, Inc.:

We have audited Banc of California, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Banc of California, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to financial reporting resources not sufficiently completing certain account level reviews has been identified and included in the accompanying Management’s Report on Internal Control over Financial Reporting. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Banc of California, Inc. and subsidiaries as of December 31, 2013 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013 and 2012. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 17, 2014, except as to the restatement of the effectiveness of internal control over financial reporting for a material weakness, which is as of August 18, 2014, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Banc of California, Inc. has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

KPMG LLP

Irvine, California

March 17, 2014, except as to the restatement of the effectiveness of internal control over financial reporting for the material weakness, which is as of August 18, 2014

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data
(a)(2)	Financial Statement Schedule: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.
(a)(3)	Exhibits

2.1	Stock Purchase Agreement, dated as of June 3, 2011, by and among Banc of California, Inc., (f/k/a First PacTrust Bancorp, Inc.) (sometimes referred to below as the “Registrant” or the “Company”), Gateway Bancorp, Inc. (“Gateway”), each of the stockholders of Gateway and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)

2.1A	Amendment No. 1, dated as of November 28, 2011, to Stock Purchase Agreement, dated as of June 3, 2011, by and among The Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(1)

2.2B	Amendment No. 2, dated as of February 24, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(2)

2.2C	Amendment No. 3, dated as of June 30, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(3)

2.2D	Amendment No. 4, dated as of July 31, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a)(4)

2.3	Agreement and Plan of Merger, dated as of August 30, 2011, by and between the Registrant and Beach Business Bank, as amended by Amendment No. 1thereto dated as of October 31, 2011	(b)

2.4	Agreement and Plan of Merger, dated as of August 21, 2012, by and among First PacTrust Bancorp, Inc., Beach Business Bank and The Private Bank of California	(c)

2.5	Amendment No. 1, dated as of May 5, 2013, to Agreement and Plan of Merger, dated as of August 21, 2012, by and among the Registrant, Beach Business Bank and The Private Bank of California	(dd)

2.6	Agreement and Plan of Merger, dated as of October 25, 2013, by and among the Registrant, Banc of California, National Association, CS Financial, Inc., the Sellers named therein and the Sellers’ Representative named therein	(ee)

3.1	Articles of Incorporation of the Registrant	(d)

3.2	Articles of Amendment to the Charter of the Registrant	(e)

3.3	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(f)

3.4	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(g)

3.5	Articles of Amendment to Articles Supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(h)

3.6	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 8.00 percent Non-Cumulative Perpetual Preferred Stock, Series C	(u)

3.7	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series B	(v)

3.8	Articles of Amendment to the Charter of the Registrant changing the Registrant’s name	(w)

3.9	Bylaws of the Registrant	(u)

4.1	Warrant to purchase up to 240,000 shares of the Registrant common stock originally issued on November 1, 2010	(g)

4.2	Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010	(g)

4.3	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(q)

4.4	Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50 percent Senior Notes due April 15, 2020 and form of 7.50 percent Senior Notes due April 15, 2020	(q)

4.5A	Warrant Agreement, dated as of June 29, 2012 (the “Warrant Agreement”), by and between the Registrant and Registrar and Transfer Company, as Warrant Agent	(i)

4.5B	Form of Warrant Certificate (included as Exhibit A to the Warrant Agreement filed as Exhibit 4.5A)	(i)

4.6	Deposit Agreement, dated as of June 12, 2013, among the Registrant, Registrar and Transfer Company, as Depositary and the holders from time to time of the depositary receipts described therein	(u)

10.1	Employment Agreement, dated as of November 1, 2010, between the Registrant and
	Gregory A. Mitchell (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Mitchell pursuant to his Employment Agreement)	(g)

10.1A	Separation and Settlement Agreement, dated as of September 21, 2012, by and between the Registrant and Gregory A. Mitchell	(j)

10.2	Employment Agreement, dated as of November 17, 2010, by and among the Registrant and Pacific Trust Bank and Richard Herrin (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Herrin pursuant to his Employment Agreement)	(k)

10.2A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Richard Herrin	(l)

10.2B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Richard Herrin	(l)

10.3	Reserved

10.4	Employment Agreement with Gaylin Anderson (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Anderson pursuant to his Employment Agreement)	(m)

10.4A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Gaylin Anderson	(l)

10.4B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Gaylin Anderson	(l)

10.5	Employment Agreement, dated as of November 29, 2012, by and among the Registrant and Pacific Trust Bank and Chang Liu (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Liu pursuant to his Employment Agreement)	(m)

10.5A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Chang Liu	(l)

10.5B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Chang Liu	(l)

10.6	Employment Agreement, dated as of May 6, 2011, by and among the Registrant and Pacific Trust Bank and Marangal I. Domingo (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Domingo pursuant to his Employment Agreement)	(n)

10.6A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Marangal I. Domingo	(l)

10.6B	Consulting Agreement, dated as of December 26, 2012, between and among Marangal I. Domingo, the Registrant and Pacific Trust Bank	(s)

10.7	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven Sugarman	(l)

10.7A	Stock Appreciation Right Grant to Steven Sugarman dated August 21, 2012	(l)

10.8	Employment Agreement, dated as of September 25, 2012, by and among the Registrant, Pacific Trust Bank and Beach Business Bank and Robert M. Franko	(l)

10.8A	Mutual Termination and Release Letter Agreement, dated September 25, 2012, relating to Executive Employment Agreement, dated June 1, 2003, between Doctors Bancorp, predecessor-in-interest to Beach Business Bank, and Robert M. Franko	(l)

10.9A	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	(l)

10.9B	Employment Agreement, dated as of November 5, 2012, by and among the Registrant and Ronald J. Nicolas, Jr.	(l)

10.9C	Employment Agreement, dated as of November 14, 2012, by and among the Registrant and Lonny D. Robinson	(l)

10.9D	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	(gg)

10.10	Registrant’s 2011 Omnibus Incentive Plan	(o)

10.10A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(r)

10.10B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(r)

10.10C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(r)

10.11	Registrant’s 2003 Stock Option and Incentive Plan	(p)

10.12	Registrant’s 2003 Recognition and Retention Plan	(p)

10.13	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between the Registrant and the Secretary of the United States Treasury	(f)

10.4	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(t)

10.15	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey Seabold	(ff)

10.16	Registrant’s 2013 Omnibus Stock Incentive Plan	(x)

10.17	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(y)

10.18	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(y)

10.19	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	(y)

10.19A	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	(jj)

10.19B	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	(jj)

10.20	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Offices, dated as of May 31, 2013, between Pacific Trust Bank and AmericanWest Bank	(z)

10.21	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	(aa)

10.22	Purchase and Sale Agreement and Escrow Instructions, dated as of July 24, 2013, by and between the Registrant and Memorial Health Services	(bb)

10.23	Assumption Agreement, dated as of July 1, 2013, by and between the Registrant and The Private Bank of California	(cc)

11.0	Statement regarding computation of per share earnings	(hh)

12.0	Statement regarding ratio of earnings to combined fixed charges	(jj)

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	(jj)

22.0	Published report regarding matters submitted to vote of security holders	None

23.1	Consent of KPMG LLP	23.1

23.2	Consent of Crowe Horwath LLP	23.2

24.0	Power of Attorney	(ii)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)	31.2

31.3	Rule 13a-14(a) Certification (Chief Accounting Officer)	31.3

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	(jj)

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.
(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.
(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference
(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.
(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.
(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.
(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference
(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.
(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 5, 2012 and incorporated herein by reference.
(j)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 27, 2012 and incorporated herein by reference.
(k)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference.
(l)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.
(m)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
(n)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 10, 2011 and incorporated herein by reference.
(o)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference
(p)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.
(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.
(r)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
(s)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 28, 2012 and incorporated herein by reference.
(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.
(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.
(w)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 17, 2013 and incorporated herein by reference.
(x)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.
(y)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.
(z)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.
(aa)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.
(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.
(cc)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.
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
(hh)	Refer to Note 20 of the notes to consolidated financial statements contained in Item 8 of this report
(ii)	The Power of Attorney is included on the signatory pages of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated herein by reference.
(jj)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and hereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date: August 18, 2014	By:	/s/ STEVEN A. SUGARMAN
Steven A. Sugarman, President/ Chief Executive Officer
(Duly Authorized Representative and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 18, 2014	/S/ STEVEN A. SUGARMAN Steven A. Sugarman President/ Chief Executive Officer, Director

Date: August 18, 2014	/S/ RONALD J. NICOLAS, JR.
Ronald J. Nicolas, Jr. Executive Vice President/ Chief Financial Officer

Date: August 18, 2014	/S/ NATHAN DUDA
Nathan Duda Senior Vice President/ Chief Accounting Officer

Date: August 18, 2014	*
Chad T. Brownstein, Director

Date: August 18, 2014	*
Eric Holoman, Director

Date: August 18, 2014	*
Jeffrey Karish, Director

Date: August 18, 2014	*
Jonah Schnel, Director

Date: August 18, 2014	/S/ HALLE BENETT
Halle Benett, Director

Date: August 18, 2014	/S/ ROBERT D. SZNEWAJS
Robert D. Sznewajs, Director

Date: August 18, 2014

*By:	/s/ STEVEN A. SUGARMAN
Steven A. Sugarman, Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description

23.1*	Consent of KPMG LLP

23.2*	Consent of Crowe Howarth LLP

31.1*	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2*	Rule 13a-14(a) Certification (Chief Financial Officer)

31.3*	Rule 13a-14(a) Certification (Chief Accounting Officer)

32.0**	Rule 13a-14(b) and 18 U.S.C. 1350 Certification

*	Filed herewith
**	Furnished herewith