Form 10-Q/A
period 2014-03-31
BANC OF CALIFORNIA, INC.
filed 2014-08-18
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

BANC OF CALIFORNIA, INC.

FORM 10-Q/A

March 31, 2014

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014. The sole purpose of this Amendment No. 1 is to amend Item 4 of Part I to revise the disclosure on the effectiveness of our disclosure controls and procedures and regarding our internal control over financial reporting. Other than the inclusion with this Amendment No. 1 of new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 does not modify, or update any other disclosures contained in, our original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014.

PART I

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2014 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. At the time that our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 was filed, management concluded that the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. However, because of a material weakness in our internal control over financial reporting identified subsequent to March 31, 2014 and further described below, a subsequent evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and the conclusion was that the Company’s disclosure controls and procedures were not effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting. In connection with the preparation of annual and quarterly financial statements, the Company’s management is responsible for evaluating its internal controls and procedures. This evaluation includes an assessment of the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act), which are designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. In connection with the audit of year-end financial statements, the Company’s independent registered public accounting firm, KPMG LLP (“KPMG”), is responsible for auditing both (i) the financial statements to obtain reasonable assurance about whether they are free of material misstatement, and (ii) the effectiveness of the Company’s internal control over financial reporting.

Except as otherwise described below, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2013 and subsequent to March 31, 2014, immaterial errors related to prior periods were identified that indicated certain deficiencies existed in the Company’s internal control over financial reporting. Specifically, during the year ending 2013, financial reporting resources did not sufficiently complete certain account level reviews that presented a low potential risk of material error to the Company’s financial reporting, to ensure that the possibility that the aggregation of all potential errors in these accounts, which were more than remote, could not result in a material misstatement.

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

Remediation and Plans for Remediation. The Company believes it has made significant progress toward remediation of the underlying causes of the material weakness, having taken a number of actions to remediate this material weakness. Among other things, we have:

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

•	Designed new controls around the review and analysis of the allowance for loan and lease losses (“ALLL”) including the addition of a new Credit Risk Analytics team to oversee the ALLL process;

•	Implemented a new automated equity accounting software platform for stock-based compensation that eliminates the reliance on manual review of significant spreadsheets; and

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

PART II

ITEM 6 - EXHIBITS

Exhibits

2.1	Stock Purchase Agreement, dated as of June 3, 2011, by and among Banc of California, Inc., (f/k/a First PacTrust Bancorp, Inc.) (sometimes referred to below as the “Registrant” or the “Company”), Gateway Bancorp, Inc. (“Gateway”), each of the stockholders of Gateway and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)

2.1A	Amendment No. 1, dated as of November 28, 2011, to Stock Purchase Agreement, dated as of June 3, 2011, by and among The Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(1)

2.2B	Amendment No. 2, dated as of February 24, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(2)

2.2C	Amendment No. 3, dated as of June 30, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(3)

2.2D	Amendment No. 4, dated as of July 31, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(4)

2.3	Agreement and Plan of Merger, dated as of August 30, 2011, by and between the Registrant and Beach Business Bank, as amended by Amendment No. 1thereto dated as of October 31, 2011	(b	)

2.4	Agreement and Plan of Merger, dated as of August 21, 2012, by and among First PacTrust Bancorp, Inc., Beach Business Bank and The Private Bank of California	(c	)

2.5	Amendment No. 1, dated as of May 5, 2013, to Agreement and Plan of Merger, dated as of August 21, 2012, by and among the Registrant, Beach Business Bank and The Private Bank of California	(y	)

2.6	Agreement and Plan of Merger, dated as of October 25, 2013, by and among the Registrant, Banc of California, National Association, CS Financial, Inc., the Sellers named therein and the Sellers’ Representative named therein	(z	)

2.7	Purchase and Assumption Agreement, dated as of April 22, 2014, by and between Banco Popular North America and Banc of California, National Association	(bb	)

3.1	Articles of Incorporation of the Registrant	(d	)

3.2	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(e	)

3.3	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(f	)

3.4	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(g	)

3.5	Articles of Amendment to Articles Supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(h	)

3.6	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 8.00% Non-Cumulative Perpetual Preferred Stock, Series C	(p	)

3.7	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series B	(q	)

3.8	Articles of Amendment to the Charter of the Registrant changing the Registrant’s name	(r	)

3.9	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(cc	)

3.10	Bylaws of the Registrant	(p	)

4.1	Warrant to purchase up to 240,000 shares of the Registrant common stock originally issued on November 1, 2010	(g	)

4.2	Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010	(g	)

4.3	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(m	)

4.4	Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50% Senior Notes due April 15, 2020 and form of 7.50% Senior Notes due April 15, 2020	(m	)

4.5	Deposit Agreement, dated as of June 12, 2013, among the Registrant, Registrar and Transfer Company, as Depositary and the holders from time to time of the depositary receipts described therein	(p	)

10.1	Employment Agreement, dated as of November 17, 2010, by and among the Registrant and Pacific Trust Bank and Richard Herrin (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Herrin pursuant to his Employment Agreement)	(i	)

10.1A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Richard Herrin	(j	)

10.1B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Richard Herrin	(j	)

10.2	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven Sugarman	(j	)

10.2A	Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	(j	)

10.2B	Amendment dated December 13, 2013 to Stock Appreciation Rights Grant Agreement between the Registrant and Steve Sugarman dated August 21, 2012	(ff	)

10.3	Employment Agreement, dated as of September 25, 2012, by and among the Registrant, Pacific Trust Bank and Beach Business Bank and Robert M. Franko	(j	)

10.3A	Mutual Termination and Release Letter Agreement, dated September 25, 2012, relating to Executive Employment Agreement, dated June 1, 2003, between Doctors’ Bancorp, predecessor-in-interest to Beach Business Bank, and Robert M. Franko	(j	)

10.4	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	(j	)

10.5	Employment Agreement, dated as of November 5, 2012, by and among the Registrant and Ronald J. Nicolas, Jr.	(j	)

10.6	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	(dd	)

10.7	Registrant’s 2011 Omnibus Incentive Plan	(k	)

10.8A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(n	)

10.8B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(n	)

10.8C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(n	)

10.9	Registrant’s 2003 Stock Option and Incentive Plan	(l	)

10.10	Registrant’s 2003 Recognition and Retention Plan	(l	)

10.11	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between the Registrant and the Secretary of the United States Treasury	(f	)

10.12	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(o	)

10.13	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey Seabold	(aa	)

10.14	Registrant’s 2013 Omnibus Stock Incentive Plan	(s	)

10.14A	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(t	)

10.14B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(t	)

10.14C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	(t	)

10.14D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	(ee	)

10.14E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	(ee	)

10.15	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Offices, dated as of May 31, 2013, between Pacific Trust Bank and AmericanWest Bank	(u	)

10.16	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	(v	)

10.17	Purchase and Sale Agreement and Escrow Instructions, dated as of July 24, 2013, by and between the Registrant and Memorial Health Services	(w	)

10.18	Assumption Agreement, dated as of July 1, 2013, by and between the Registrant and The Private Bank of California	(x	)

10.19	Securities Purchase Agreement, dated as of April 22, 2014, by and between the Registrant and OCM BOCA Investor, LLC	(bb	)

10.20	Securities Purchase Agreement, dated as of April 22, 2014, by and among the Registrant, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel L.P.	(bb	)

11.0	Statement regarding computation of per share earnings	None

15.0	Letter re unaudited interim financial information	None

18.0	Letter regarding change in accounting principles	None

19.0	Report furnished to security holders	None

22.0	Published report regarding matters submitted to vote of security holders	None

24.0	Power of Attorney	None

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)	31.2

31.3	Rule 13a-14(a) Certification (Chief Accounting Officer)	31.3

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholder’s Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	(ff	)

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.
(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference
(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.
(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.
(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.
(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference
(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.
(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference.
(j)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.
(k)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference
(l)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.
(m)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.
(n)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.

(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.
(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.
(r)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 17, 2013 and incorporated herein by reference.
(s)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.
(t)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.
(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.
(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.
(w)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.
(x)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.
(y)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference
(z)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference
(aa)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference
(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.
(cc)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference.
(dd)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.
(ee)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.
(ff)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date: August 18, 2014	/s/ Steven A. Sugarman
Steven A. Sugarman
President/ Chief Executive Officer

Date: August 18, 2014	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Executive Vice President/ Chief Financial Officer

Date: August 18, 2014	/s/ Nathan Duda
Nathan Duda
Senior Vice President/ Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Rule 13a-14(a) Certification (Chief Executive Officer)

31.2*	Rule 13a-14(a) Certification (Chief Financial Officer)

31.3*	Rule 13a-14(a) Certification (Chief Accounting Officer)

32.0**	Rule 13a-14(b) and 18 U.S.C. 1350 Certification

*	Filed herewith
**	Furnished herewith