Form 10-Q
period 2014-06-30
BANC OF CALIFORNIA, INC.
filed 2014-08-18
CIK 1169770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 31, 2014, the registrant had outstanding 27,759,686 shares of voting common stock and 602,783 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.

FORM 10-Q QUARTERLY REPORT

June 30, 2014

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

Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:

i.	the ability of the Company to successfully integrate the branches its wholly owned bank subsidiary, Banc of California, N.A. (the “Bank”), has agreed to acquire from Banco Popular North America (“BPNA”);

ii.	the Company’s ability to receive regulatory approval and otherwise satisfy the closing conditions for the pending acquisition of branches from BPNA, including raising sufficient financing from public or private offerings to complete the acquisition of branches from BPNA;

iii.	risks that the Company’s merger and acquisition activities, including but not limited to the pending acquisition of the BPNA branches and the recently completed acquisitions of The Private Bank of California (PBOC), The Palisades Group, LLC and CS Financial, Inc., as well as the recent merger of the Company’s subsidiary banks, may disrupt current plans and operations and lead to difficulties in customer and employee retention, risks that the amount of the costs, fees, expenses and charges related to these transactions could be significantly higher than anticipated and risks that the expected revenues, cost savings, synergies and other benefits of these transactions might not be realized within the anticipated timetables or at all;

iv.	risks that funds obtained from capital raising activities will not be utilized efficiently or effectively;

v.	a worsening of current economic conditions, as well as turmoil in the financial markets;

vi.	the credit risks of lending activities, which may be affected by deterioration in real estate markets and the financial condition of borrowers, may lead to increased loan and lease delinquencies, losses and nonperforming assets in our loan and lease portfolio, and may result in our allowance for loan and lease losses not being adequate to cover actual losses and require us to materially increase our loan and lease loss reserves;

vii.	the quality and composition of our securities portfolio;

viii.	changes in general economic conditions, either nationally or in our market areas;

ix.	continuation of the historically low short-term interest rate environment, changes in the levels of general interest rates, and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

x.	fluctuations in the demand for loans and leases, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area;

xi.	results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan and lease losses, write-down asset values, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

xii.	legislative or regulatory changes that adversely affect our business, including changes in regulatory capital or other rules;

xiii.	our ability to control operating costs and expenses;

xiv.	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

xv.	errors in our estimates in determining fair value of certain of our assets, which may result in significant declines in valuation;

xvi.	the network and computer systems on which we depend could fail or experience a security breach;

xvii.	our ability to attract and retain key members of our senior management team;

xviii.	costs and effects of litigation, including settlements and judgments;

xix.	increased competitive pressures among financial services companies;

xx.	changes in consumer spending, borrowing and saving habits;

xxi.	adverse changes in the securities markets;

xxii.	earthquake, fire or other natural disasters affecting the condition of real estate collateral;

xxiii.	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

xxiv.	inability of key third-party providers to perform their obligations to us;

xxv.	changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board or their application to our business, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

xxvi.	war or terrorist activities; and

xxvii.	other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Item 1A. Risk Factors” presented elsewhere in this report.

The Company undertakes no obligation to update any such statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made, except as required by law.

PART I – FINANCIAL INFORMATION

ITEM 1 –	FINANCIAL STATEMENTS

BANC OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Amounts in thousands, except share and per share data)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$5,764	$4,937
Interest-bearing deposits	252,287	105,181

Total cash and cash equivalents	258,051	110,118
Time deposits in financial institutions	2,145	1,846
Securities available for sale, at fair value	233,013	170,022
Loans held for sale, carried at fair value	244,778	192,613
Loans held for sale, carried at lower of cost or fair value	850,963	524,120
Loans and leases receivable, net of allowance of $22,627 at June 30, 2014 and $18,805 at December 31, 2013	2,579,586	2,427,306
Federal Home Loan Bank and other bank stock, at cost	34,392	22,600
Servicing rights, net ($9,816 measured at fair value at June 30, 2014 and $13,535 at December 31, 2013)	10,191	13,883
Accrued interest receivable	11,170	10,866
Other real estate owned, net	605	—
Premises, equipment, and capital leases, net	67,457	66,260
Bank-owned life insurance	18,984	18,881
Goodwill	32,150	30,143
Affordable housing fund investment	5,293	5,628
Deferred income tax	2,546	—
Income tax receivable	—	2,995
Other intangible assets, net	10,959	12,152
Other assets	24,239	18,590

Total Assets	$4,386,522	$3,628,023

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$408,404	$429,158
Interest-bearing deposits	2,938,951	2,489,486

Total deposits	3,347,355	2,918,644
Advances from Federal Home Loan Bank	450,000	250,000
Notes payable, net	96,481	82,320
Reserve for loss on repurchased loans	6,174	5,427
Income taxes payable	31	—
Accrued expenses and other liabilities	47,163	46,763

Total liabilities	3,947,204	3,303,154
Commitments and contingent liabilities
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized:
Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 32,000 shares authorized, 32,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	31,934	31,934
Series B, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 10,000 shares authorized, 10,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	10,000	10,000
Series C, 8.00% non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 40,250 shares authorized, 40,250 shares issued and outstanding at June 30, 2014 and December 31, 2013	37,943	37,943
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 28,658,873 shares issued and 27,032,464 shares outstanding at June 30, 2014; 20,959,286 shares issued and 19,561,469 shares outstanding at December 31, 2013	287	210
Class B non-voting non-convertible Common stock, $.01 par value per share, 3,136,156 shares authorized; 596,018 shares issued and outstanding at June 30, 2014 and 584,674 shares issued and outstanding at December 31, 2013	6	6
Additional paid-in capital	369,530	256,306
Retained earnings	18,779	16,981
Treasury stock, at cost (1,626,409 shares at June 30, 2014 and 1,397,817 shares at December 31, 2013)	(29,652)	(27,911)
Accumulated other comprehensive income (loss), net	491	(600)

Total shareholders’ equity	439,318	324,869

Total liabilities and shareholders’ equity	$4,386,522	$3,628,023

See accompanying notes to unaudited consolidated financial statements

BANC OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest and dividend income
Loans, including fees	$42,077	$26,153	$83,607	$44,690
Securities	993	369	1,917	867
Dividends and other interest-earning assets	564	219	886	352

Total interest and dividend income	43,634	26,741	86,410	45,909
Interest expense
Deposits	6,071	3,303	11,806	5,302
Federal Home Loan Bank advances	99	58	199	121
Notes payable and other interest-bearing liabilities	1,889	1,755	3,645	3,502

Total interest expense	8,059	5,116	15,650	8,925

Net interest income	35,575	21,625	70,760	36,984
Provision for loan and lease losses	2,108	1,918	4,037	4,086

Net interest income after provision for loan and lease losses	33,467	19,707	66,723	32,898
Noninterest income
Customer service fees	356	509	609	1,055
Loan servicing income	774	458	2,027	646
Income from bank owned life insurance	56	50	103	88
Net gain on sale of securities available for sale	15	1	522	309
Net gain on sale of loans	3,038	3,724	5,641	4,036
Net gain on mortgage banking activities	26,133	20,261	43,457	36,631
Other income	5,000	1,069	8,291	1,235

Total noninterest income	35,372	26,072	60,650	44,000
Noninterest expense
Salaries and employee benefits	39,130	25,311	73,811	44,391
Occupancy and equipment	7,425	3,630	15,962	6,823
Professional fees	3,528	2,947	7,393	5,244
Data processing	1,270	1,365	2,061	2,275
Advertising	710	890	1,785	1,412
Regulatory assessments	1,046	211	1,987	592
Loan servicing and foreclosure expense	175	148	350	352
Operating loss on equity investment	161	131	335	290
Valuation allowance for other real estate owned	—	—	—	79
Net (gain) loss on sales of other real estate owned	—	(37)	—	(151)
Provision for loan repurchases	330	732	901	988
Amortization of intangible assets	944	367	1,883	734
All other expense	5,746	3,899	11,765	6,123

Total noninterest expense	60,465	39,594	118,233	69,152

Income before income taxes	8,374	6,185	9,140	7,746
Income tax expense	253	1,822	262	2,454

Net income	8,121	4,363	8,878	5,292
Preferred stock dividends	910	—	1,820	288

Net income available to common shareholders	$7,211	$4,363	$7,058	$5,004

Basic earnings per common share	$0.27	$0.35	0.30	$0.41
Diluted earnings per common share	$0.27	$0.35	0.30	$0.41
Basic earnings per class B common share	$0.27	$0.35	0.30	$0.41
Diluted earnings per class B common share	$0.25	$0.29	0.24	$0.36

See accompanying notes to unaudited consolidated financial statements

BANC OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$8,121	$4,363	$8,878	$5,292
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) arising during the period, net of tax (expense) benefit of $0 and $0, respectively	1,099	(400)	2,122	(300)
Reclassification adjustment for gain included in net income, net of tax expense of $0 and $0, respectively	(15)	(1)	(522)	(309)

Total change in unrealized loss (gain) on available-for-sale securities	1,084	(401)	1,600	(609)
Unrealized loss on cash flow hedge
Unrealized loss arising during the period, net of tax (expense) benefit of $0 and $0, respectively	(292)	—	(509)	—

Total change in unrealized loss on cash flow hedge	(292)	—	(509)	—

Total other comprehensive income (loss), net of tax	792	(401)	1,091	(609)

Comprehensive income	$8,913	$3,962	$9,969	$4,683

See accompanying notes to unaudited consolidated financial statements

BANC OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands)

(Unaudited)

	Preferred Stock			Common Stock		Additional Paid-	Retained	Treasury	Accumulated Other Comprehensive
	Series A	Series B	Series C	Class A	Class B	in Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2012	$31,934	$—	$—	$120	$11	$154,563	$26,550	$(25,818)	$1,397	$188,757
Comprehensive income (loss):
Net income	—	—	—	—	—	—	5,292	—	—	5,292
Other comprehensive income, net	—	—	—	—	—	—	—	—	(609)	(609)
Issuance of common stock	—	—	—	42	(6)	43,450	—	—	—	43,486
Issuance of preferred stock	—	—	33,734	—	—	—	—	—	—	33,734
Purchase of 6,216 shares of treasury stocks	—	—	—	—	—	—	—	(69)	—	(69)
Issuance of stock awards from treasury stock	—	—	—	—	—	(1,799)	—	1,799
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	186	(186)	—	—	—
Stock option compensation expense	—	—	—	—	—	215	—	—	—	215
Restricted stock compensation expense	—	—	—	—	—	657	—	—	—	657
Dividends declared ($0.24 per common share)	—	—	—	—	—	—	(2,690)	—	—	(2,690)
Preferred stock dividends	—	—	—	—	—	—	(288)	—	—	(288)

Balance at June 30, 2013	$31,934	$—	$33,734	$162	$5	$197,272	$28,678	$(24,088)	$788	$268,485

Balance at December 31, 2013	$31,934	$10,000	$37,943	$210	$6	$256,306	$16,981	$(27,911)	$(600)	$324,869
Comprehensive income:										—
Net income	—	—	—	—	—	—	8,878	—	—	8,878
Other comprehensive income, net	—	—	—	—	—	—	—	—	1,091	1,091
Issuance of common stock	—	—	—	77	—	55,397	—	—	—	55,474
Issuance of tangible equity units	—	—	—	—	—	51,720	—	—	—	51,720
Purchase of 10,888 shares of treasury stock	—	—	—	—	—	—	—	(134)	—	(134)
Reclassification adjustment for awards issued from treasury stock	—	—	—	—	—	1,926	—	(1,926)	—	—
Exercise of stock options	—	—	—	—	—	757	—	—	—	757
Stock option compensation expense	—	—	—	—	—	156	—	—	—	156
Restricted stock compensation expense	—	—	—	—	—	2,663	—	—	—	2,663
Stock appreciation right expense	—	—	—	—	—	514	—	—	—	514
Issuance of stock awards from treasury stock	—	—	—	—	—	(319)	—	319	—	—
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	410	28	—	—	438
Dividends declared ($0.24 per common share)	—	—	—	—	—	—	(5,288)	—	—	(5,288)
Preferred stock dividends	—	—	—	—	—	—	(1,820)	—	—	(1,820)

Balance at June 30, 2014	$31,934	$10,000	$37,943	$287	$6	$369,530	$18,779	$(29,652)	$491	$439,318

See accompanying notes to unaudited consolidated financial statements

BANC OF CALIFORNIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$8,878	$5,292
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan losses	4,037	4,086
Provision for loan repurchases	901	988
Net gain on mortgage banking activities	(43,457)	(36,631)
Gain on sale of loans	(5,641)	(4,036)
Net amortization (accretion) of securities	345	576
Depreciation on premises and equipment	3,250	1,510
Amortization of intangibles	1,883	734
Amortization of debt issuance cost	239	192
Stock option compensation expense	156	215
Stock award compensation expense	2,663	657
Stock appreciation right expense	514	298
Bank owned life insurance income	(103)	(88)
Operating loss on equity investment	335	290
Net (gain) loss on sale of securities available for sale	(522)	(309)
Gain on sale of other real estate owned	—	(151)
Loss (Gain) on sale or disposal of property and equipment	297	(2)
Increase in valuation allowances on other real estate owned	—	79
Originations of loans held for sale from mortgage banking	(1,226,599)	(867,640)
Originations of other loans held for sale	(751,061)	—
Proceeds from sales of and principal collected on loans held for sale from mortgage banking	1,215,423	752,478
Proceeds from sales of and principal collected on other loans held for sale	339,144	—
Change in deferred loan (costs) fees	617	(399)
Amortization of premiums and discounts on purchased loans	(19,311)	(8,001)
Change in accrued interest receivable	(304)	(2,885)
Change in other assets	8,917	8,710
Change in accrued interest payable and other liabilities	(984)	863

Net cash used in operating activities	(460,383)	(143,174)

Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	52,245	8,539
Proceeds from maturities and calls of securities available-for-sale	1,105	8,767
Proceeds from principal repayments of securities available-for-sale	16,843	45,130
Purchases of securities available-for-sale	(131,407)	(48,626)
Net cash used in acquisitions	(1,000)	—
Loan originations and principal collections, net	(116,192)	(144,707)
Purchase of loans	(11,956)	(374,878)
Redemption of Federal Home Loan Bank stocks	—	25
Purchase of Federal Home Loan Bank and other bank stocks	(11,792)	(2,021)
Proceeds from sale of loans held for investment	73,398	155,209
Net change in time deposits in financial institutions	(299)	2,438
Proceeds from sale of other real estate owned	48	3,474
Additions to premises and equipment	(5,355)	(4,033)
Payments of capital lease obligations	(504)	(113)

Net cash used in investing activities	(134,866)	(350,796)

Cash flows from financing activities:
Net increase in deposits	428,711	803,489
Net increase (decrease) in Federal Home Loan Bank advances	200,000	(30,000)
Net proceeds from issuance of common stock	54,474	43,486
Net proceeds from issuance of preferred stock	—	33,734
Net proceeds from issuance of tangible equity units	65,642	—
Purchase of treasury stock	(134)	(69)
Proceeds from exercise of stock options	757	—
Dividends paid on preferred stock	(1,832)	(288)
Dividends paid on common stock	(4,436)	(2,690)

Net cash provided by financing activities	743,182	847,662

Net change in cash and cash equivalents	147,933	353,692
Cash and cash equivalents at beginning of period	110,118	108,643

Cash and cash equivalents at end of period	$258,051	$462,335

Supplemental cash flow information
Interest paid on deposits and borrowed funds	$15,563	$8,893
Income taxes paid	—	—
Income taxes refunds received	—	2,305
Supplemental disclosure of noncash activities
Transfer from loans to other real estate owned, net	653	—
Transfer of loans receivable to loans held for sale, net of transfer of $963 and $0 from allowance for loan and lease losses for the six months ended June 30, 2014 and 2013, respectively	62,057	10,358
Transfer of loans held for sale to loans receivable	94,837	—
Equipment acquired under capital leases	989	714

See accompanying notes to unaudited consolidated financial statements

BANC OF CALIFORNIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of Banc of California, Inc. (the Company, we, us and our) and its wholly owned subsidiaries, Banc of California, National Association (the Bank), the Palisades Group, LLC (the Palisades Group), and PTB Property Holdings, LLC, as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013, except that the accounts of the Palisades Group were not included for amounts for the three and six months ended June 30, 2013. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries.

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

The Bank is engaged in the business of retail banking, with operations conducted through 17 banking offices, serving San Diego, Los Angeles, and Orange counties, California and 60 producing loan production offices in California, Arizona, Oregon, Montana, Virginia, North Carolina, Colorado, Indiana, and Maryland as of June 30, 2014. As of June 30, 2014, single family residential (SFR) mortgage loans and Green loans (SFR mortgage lines of credit) accounted for approximately 41.5 percent and 5.1 percent, respectively, of the Company’s loan and lease portfolio, with a high percentage of such loans concentrated in Southern California. The customer’s ability to repay their loans or leases is dependent on the real estate market and general economic conditions in the area.

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

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. As of June 30, 2014, the Company had a net deferred tax asset of $2.5 million, net of a $13.0 million valuation allowance and as of December 31, 2013, the Company had a net deferred tax asset of $0, net of a $17.3 million valuation allowance (See further discussion in Note 11, Income Taxes).

Earnings Per Share: Earnings per share is computed under the two-class method. Basic earnings per common share (EPS) is computed by dividing net income allocated to common shareholders by the weighted average number of shares outstanding, including the minimum number of shares issuable under purchase contracts relating to the tangible equity units. Diluted EPS is computed by dividing net income allocated to common shareholders by the weighted average number of shares outstanding, adjusted for the dilutive effect of the restricted stock units, the potentially issuable shares in excess of the minimum under purchase contracts relating to the tangible equity units, outstanding stock options, and warrants to purchase common stock. Net income allocated to common shareholders is computed by subtracting income allocated to participating securities and preferred stock dividend from net income. Participating securities are instruments granted in share-based payment transactions that contain rights to receive nonforfeitable dividends or dividend equivalents, which includes the Stock Appreciation Rights to the extent they confer dividend equivalent rights, as described under “Stock Appreciation Rights” in Note 14.

Correction of Prior Period Errors: During the three months ended June 30, 2014, the Company made cumulative prior period (three months ended March 31, 2014 and years ended December 31, 2013 and 2012) adjustments related to the allowance for loan and lease losses, restricted stock compensation expense, and other expenses, which increased provision for loan and lease losses by $758 thousand, stock compensation expense by $483 thousand, and other expense by $160 thousand. The Company reviewed the impact of these corrections in accordance with Securities Exchange Commission Staff Accounting Bulletin No. 99 “Materiality”, and determined that the correction was not material to prior and current periods.

Accounting Pronouncements: During the six months ended June 30, 2014, the following pronouncements applicable to the Company were issued or became effective:

In January 2014, the FASB issued guidance within ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU 2014-01 to Topic 323, “Equity Investments and Joint Ventures,” provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. All of the Company’s affordable housing fund investments are within the scope of this guidance. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue From Contracts With Customers”, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for Company at the beginning of its 2017 fiscal year; early adoption is not permitted. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. The ASU changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. In addition, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The ASU also requires disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. There are also additional disclosure requirements for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

NOTE 2 – BUSINESS COMBINATIONS AND BRANCH SALES

The Company completed the following acquisitions between January 1, 2013 and June 30, 2014 and used the acquisition method of accounting. Accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition. The following table presents a summary of acquired assets and assumed liabilities along with a summary of the acquisition consideration as of the dates of acquisition:

	Acquisition and Date Acquired
	Renovation Ready	CS Financial	The Palisades Group	Private Bank of California
	January 31, 2014	October 31, 2013	September 10, 2013	July 1, 2013
	(In thousands)
Assets acquired:
Cash and due from banks	$—	$482	$900	$33,752
Interest-bearing deposits	—	—	5	—
Securities available for sale	—	—	—	219,298
Loans held for sale	—	4,982	—	—
Loans and leases receivable	—	—	—	385,256
Premises, equipment, and capital leases	—	704	—	1,501
Income tax receivable	—	—	—	682
Goodwill	3,000	7,178	—	14,925
Other intangible assets	—	690	—	10,400
Other assets	—	608	364	6,578

Total assets acquired	$3,000	$14,644	$1,269	$672,392

Liabilities assumed:
Deposits	$—	$—	$—	$561,689
Advances from Federal Home Loan Bank	—	—	—	41,833
Other liabilities	1,000	6,722	1,219	2,481

Total liabilities assumed	1,000	6,722	1,219	606,003
SBLF preferred stock assumed	—	—	—	10,000

Total consideration paid	$2,000	$7,922	$50	$56,389

Summary of consideration
Cash paid	$1,000	$1,500	$50	$28,077
Common stock issued	1,000	1,964	—	28,282
Replacement awards	—	—	—	30
Noninterest-bearing note	—	3,150	—	—
Performance based equity	—	1,308	—	—
Earn-out liabilities	1,000	—	—	—

RenovationReady® Acquisition

Effective January 31, 2014, the Company acquired certain assets, including service contracts and intellectual property, of RenovationReady, a provider of specialized loan services to financial institutions and mortgage bankers that originate agency eligible residential renovation and construction loan products.

The RenovationReady acquisition was accounted for under GAAP guidance for business combinations. The purchased identifiable intangible assets and assumed liabilities were recorded at their estimated fair values as of January 31, 2014. Because of the short time period between the acquisition date and June 30, 2014, the Company used significant estimates and assumptions to value the identifiable assets acquired and liabilities assumed. The closing date valuations related to other intangible assets and assumed liabilities are preliminary and could differ significantly when finalized.

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

The CS Financial acquisition was accounted for under GAAP guidance for business combinations. The purchased assets, including identifiable intangible assets and assumed liabilities were recorded at their estimated fair values as of October 31, 2013. The Company recorded $7.2 million of goodwill and $690 thousand of other intangible assets. The other intangible assets are related to a trade name intangible.

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

Pursuant to the terms of the PBOC Merger Agreement, the Company paid aggregate merger consideration of (1) 2,082,654 shares of Company common stock (valued at $28.3 million based on the $13.58 per share closing price of Company common stock on July 1, 2013), and (2) $25.4 million in cash. Additionally, the Company paid out $2.7 million for certain outstanding options to acquire PBOC common stock in accordance with the PBOC Merger Agreement and converted the remaining outstanding PBOC stock options to Company stock options with an assumed fair value of approximately $30 thousand. On the basis of the number of shares of PBOC common stock issued and outstanding immediately prior to the completion of the merger, each outstanding share of PBOC common stock was converted into the right to receive $6.52 in cash and 0.5379 shares of Company common stock.

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

In accordance with GAAP guidance for business combinations, the Company has expensed approximately $2.6 million of direct acquisition costs, all of which were recognized in 2013, and recorded $14.9 million of goodwill and $10.4 million of other intangible assets. The other intangible assets are primarily related to core deposits and are being amortized on an accelerated basis over 2-7 years. Loans that were acquired from PBOC that were considered credit impaired were written down at the acquisition date in accordance with purchase accounting to fair value. In addition, the allowance for loan losses for all PBOC loans was not carried over to the Company’s allowance for loan and lease losses. A full valuation allowance for the deferred tax asset was recorded based on management’s evaluation of the expectation of recovery of deferred tax assets for the Company. For tax purposes purchase accounting adjustments, including goodwill are all nontaxable and/or non-deductible.

Pro Forma Information

The following table presents unaudited pro forma information as if the acquisitions of PBOC, Palisades and CS Financial had occurred on January 1, 2013 after giving effect to certain adjustments. The unaudited pro forma information for the three and six months ended June 30, 2013 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net interest income	$35,575	$26,863	$70,760	$47,392
Provision for loan and lease losses	2,108	2,412	4,037	4,929
Noninterest income	35,372	34,348	60,650	58,958
Noninterest expense	60,465	50,851	118,233	90,276

Income before income taxes	8,374	7,948	9,140	11,145
Income tax expense	253	2,564	262	3,882

Net income	$8,121	$5,384	$8,878	$7,263

Basic earnings per total common share	$0.27	$0.36	$0.30	$0.47
Diluted earnings per total common share	$0.27	$0.35	$0.30	$0.47

The above unaudited pro forma financial information for 2013 includes the pre-acquisition periods for PBOC, Palisades, and CS Financial. The above unaudited pro forma financial information includes pre-acquisition provisions for loan and lease losses recognized by PBOC and CS Financial of $494 thousand and $843 thousand for the three and six months ended June 30, 2013, respectively. No pro forma information for RenovationReady is presented for the three and six months ended June 30, 2014, as it is immaterial. Pro forma statements do not include cost saves or integration costs and may not be reflective of what it would have looked like had they been put together at that date.

Branch Sales

On October 4, 2013, the Bank completed a branch sale transaction to AmericanWest Bank, a Washington state chartered bank (AWB). In the transaction, the Bank sold eight branches and related assets and deposit liabilities to AWB. The transaction was completed with a transfer of $464.3 million deposits to AWB in exchange for a deposit premium of 2.3 percent. Certain other assets related to the branches include the real estate for three of the branch locations and certain overdraft and other credit facilities related to the deposit accounts. The Company recognized a gain of $12.6 million from this transaction, of which $12.1 million was recognized in 2013.

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

NOTE 3 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair Value Hierarchy: ASC 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The topic describes three levels of inputs that may be used to measure fair value:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2: Significant observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Securities Available for Sale: The fair values of securities available for sale are generally determined by quoted market prices, if available (Level 1), or by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of the Company’s Level 3 securities are determined by the Company or an independent third-party provider using a discounted cash flow methodology. The methodology uses discount rates that are based upon observed market yields for similar securities. Prepayment speeds are estimated based upon the prepayment history of each bond and a detailed analysis of the underlying collateral. Gross weighted average coupon, geographic concentrations, loan to value, FICO and seasoning are among the different loan attributes that are factored into our prepayment curve. Default rates and severity are estimated based upon geography of the collateral, delinquency, modifications, loan to value ratios, FICO scores, and past performance.

Impaired Loans and Leases: The fair value of impaired loans and leases with specific allocations of the allowance for loan and lease losses or impairment based on collateral values is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The fair value of non-collateral dependent impaired loans and leases with specific allocations of the allowance for loan and lease losses or impairments is based on the present value of estimated cash flows, a Level 3 measurement.

Loans Held for Sale: The fair value of loans held for sale is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics. Therefore, loans held for sale subjected to recurring fair value adjustments are classified as Level 2. The Company had $244.8 million and $192.6 million of loans held for sale at such fair values at June 30, 2014 and December 31, 2013, respectively. The Company also had $851.0 million and $524.1 million of non-conforming jumbo mortgage loans held for sale at the lower of cost or fair value at June 30, 2014 and December 31, 2013, respectively. The Company obtains quotes, bid or pricing indications on all or part of these loans directly from the buyers. Premiums and discounts received or to be received on the quotes, bids or pricing indications are indicative of the fact that the cost is lower or higher than fair value.

Derivative Assets and Liabilities: The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as freestanding derivatives. The Company has entered into pay-fixed, receive-variable interest rate swap contracts with institutional counterparties to hedge against variability in cash flow attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR-based variable rate deposits. The Company is accounting for the swaps as cash flow hedges under ASC 815. The other derivative assets are interest rate lock commitments (IRLCs) with prospective residential mortgage borrowers whereby the interest rate on the loan is locked by the borrower prior to funding. These IRLCs are determined to be derivative instruments in accordance with GAAP. Additional derivative assets and liabilities, typically mortgage-backed to-be-announced (TBA) securities, are used to hedge fair value changes, driven by changes in interest rates, on the Company’s mortgage assets. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities as Level 2.

Mortgage Servicing Rights: The Company retains servicing on some of its mortgage loans sold and elected the fair value option for valuation of these mortgage servicing rights (MSRs). The value is based on a third party provider that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. Because of the significance of unobservable inputs, these servicing rights are classified as Level 3.

Other Real Estate Owned Assets: Other real estate owned assets (OREO) are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. The Company did not have valuation allowance expense for OREO for the three months ended June 30, 2014 and 2013 and recorded $0 and $79 thousand, respectively, for the six months ended June 30, 2014 and 2013 in valuation allowance expense for OREO.

Assets and Liabilities Measured on a Recurring and Non-Recurring Basis

Available for sale securities, certain conforming mortgage loans held for sale, derivative assets and liabilities, and servicing rights—mortgage are measured at fair value on a recurring basis, whereas impaired loans and leases, non-conforming jumbo mortgage loans held for sale and other real estate owned are measured at fair value on a non-recurring basis.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level One)	Significant Other Observable Inputs (Level Two)	Significant Unobservable Inputs (Level Three)
	(In thousands)
June 30, 2014:
Assets
Available-for-sale securities:
SBA loan pools securities	$1,755	$—	$1,755	$—
U.S. government-sponsored entities and agency securities	1,970	—	1,970	—
Private label residential mortgage-backed securities	4,109	—	4,109	—
Agency mortgage-backed securities	225,179	—	225,179	—
Loans held for sale	244,778	—	244,778	—
Derivative assets (1)	7,937	—	7,937	—
Mortgage servicing rights (2)	9,816	—	—	9,816
Liabilities
Derivative liabilities (3)	3,991	—	3,991	—
December 31, 2013:
Assets
Available-for-sale securities:
SBA loan pools securities	$1,736	$—	$1,736	$—
U.S. government-sponsored entities and agency securities	1,920	—	1,920	—
Private label residential mortgage-backed securities	14,752	—	14,752	—
Agency mortgage-backed securities	151,614	—	151,614	—
Loans held for sale	192,613	—	192,613	—
Derivative assets (1)	5,493	—	5,493	—
Mortgage servicing rights (2)	13,535	—	—	13,535
Liabilities
Derivative liabilities (3)	—	—	—	—

(1)	Included in other assets on the consolidated statements of financial condition
(2)	Included in servicing rights, net and servicing rights held for sale on the consolidated statements of financial condition
(3)	Included in accrued expenses and other liabilities on the consolidated statements of financial condition

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2014:
Assets
Impaired loans:
Single family residential mortgage	$26,413	$—	$—	$26,413
Commercial and industrial	4,507	—	—	4,507
Commercial real estate	3,148	—	—	3,148
Multi-family	1,651	—	—	1,651
Other consumer	211	—	—	211
SBA	6	—	—	6
Other real estate owned:
Single family residential	605	—	—	605
December 31, 2013:
Assets
Impaired loans:
Single family residential mortgage	$12,814	$—	$8,769	$4,045
Commercial real estate	3,868	—	105	3,763
Multi-family	1,972	—	—	1,972
Other consumer	249	—	216	33
Commercial and industrial	33	—	—	33
SBA	10	—	—	10

The Company did not have any other real estate owned at December 31, 2013.

The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Impaired loans:
Single family residential mortgage	$(181)	$(308)	$(332)	$(432)
Multi-family	—	(169)	—	(465)
Other consumer	—	—	(2)	(2)
Other real estate owned:
Single family residential	—	37	—	(33)
Commercial real estate	—	—	—	105

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Three Months Ended			Six Months Ended
	Private Label Residential Mortgage Backed Securities	Mortgage Servicing Rights	Total	Private Label Residential Mortgage Backed Securities	Mortgage Servicing Rights	Total
	(In thousands)
June 30, 2014:
Balance at beginning of period	$—	$8,407	$8,407	$—	$13,535	$13,535
Transfers out of Level 3 (1)	—	—	—	—	(9,185)	(9,185)
Total gains or losses (realized/unrealized):
Included in earnings—realized	—	—	—	—	—	—
Included in earnings—fair value adjustment	—	(565)	(565)	—	(250)	(250)
Included in other comprehensive income	—	—	—	—	—	—
Amortization of premium (discount)	—	—	—	—	—	—
Additions	—	5,996	5,996	—	10,322	10,322
Sales and settlements	—	(4,022)	(4,022)	—	(4,606)	(4,606)

Balance at end of period	$—	$9,816	$9,816	$—	$9,816	$9,816

June 30, 2013:
Balance at beginning of period	$1,919	$2,579	$4,498	$2,214	$1,739	$3,953
Transfers out of Level 3 (1)	—	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings—realized	—	—	—	—	—	—
Included in earnings—fair value adjustment	—	305	305	—	330	330
Included in other comprehensive income	4	—	4	3	—	3
Amortization of premium (discount)	—	—	—	—	—	—
Additions	—	1,852	1,852	—	2,762	2,762
Sales and settlements	(217)	(116)	(333)	(511)	(211)	(722)

Balance at end of period	$1,706	$4,620	$6,326	$1,706	$4,620	$6,326

(1)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that cause the transfer.

The following table presents quantitative information about Level 3 fair value measurements on a recurring basis as of the dates indicated:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
June 30, 2014:
Mortgage servicing rights	$9,816	Discounted cash flow	Discount rate	10.00% to 16.42% (10.92%)
			Prepayment rate	4.34% to 36.13% (14.20%)
December 31, 2013:
Mortgage servicing rights	$13,535	Discounted cash flow	Discount rate	10.00% to 17.94% (10.26%)
			Prepayment rate	4.19% to 34.54% (9.85%)
June 30, 2013:
Mortgage servicing rights	$4,620	Discounted cash flow	Discount rate	10.50% to 17.87% (10.59%)
			Prepayment rate	6.04% to 36.08% (9.04%)
Private label residential mortgage backed securities	$1,706	Discounted cash flow	Voluntary prepayment rate	1.37% to 4.92% (3.15%)
			Collateral default rate	6.23% to 6.26% (6.25%)
			Loss severity at default	55%

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

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying	Fair Value Measurement Level
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2014:
Financial assets
Cash and cash equivalents	$258,051	$258,051	$—	$—	$258,051
Time deposits in financial institutions	2,145	2,145	—	—	2,145
Securities available-for-sale	233,013	—	233,013	—	233,013
FHLB and other bank stock	34,392	—	34,392	—	34,392
Loans held for sale	1,095,741	—	1,101,569	—	1,101,569
Loans and leases receivable, net of allowance	2,579,586	—	—	2,633,738	2,633,738
Accrued interest receivable	11,170	11,170	—	—	11,170
Derivative assets	7,937	—	7,937	—	7,937
Financial liabilities
Deposits	3,347,355	—	3,321,428	—	3,321,428
Advances from Federal Home Loan Bank	450,000	—	450,053	—	450,053
Notes payable	96,481	86,648	16,041	—	102,689
Derivative liabilities	3,991	—	3,991	—	3,991
Accrued interest payable	1,733	1,733	—	—	1,733
December 31, 2013:
Financial assets
Cash and cash equivalents	$110,118	$110,118	$—	$—	$110,118
Time deposits in financial institutions	1,846	1,846	—	—	1,846
Securities available-for-sale	170,022	—	170,022	—	170,022
FHLB and other bank stock	22,600	—	22,600	—	22,600
Loans held for sale	716,733	—	719,496	—	719,496
Loans and leases receivable, net of allowance	2,427,306	—	—	2,460,953	2,460,953
Accrued interest receivable	10,866	10,866	—	—	10,866
Derivative assets	5,493	—	5,493	—	5,493
Financial liabilities
Deposits	2,918,644	—	2,877,650	—	2,877,650
Advances from Federal Home Loan Bank	250,000	—	250,090	—	250,090
Notes payable	82,320	85,564	—	—	85,564
Derivative liabilities	—	—	—	—	—
Accrued interest payable	1,646	1,646	—	—	1,646

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, time deposits in financial institutions, and accrued interest receivable and payable. The methods for determining the fair values for securities available for sale, and derivatives assets and liabilities are described above. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The fair value of FHLB advances and long-term debt is based on current rates for similar financing, and therefore not indicative of an exit price. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. Notes payable consists of Senior Notes and Amortizing Notes (see note 10-Long Term Debt for additional information). The fair value of the Amortizing Notes is based on discounted cash flows using estimated current market rates. The fair value of off-balance-sheet items is not considered material (or is based on the current fees or costs that would be charged to enter into or terminate such arrangements) and is not presented.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The following table presents the amortized cost and fair value of the available-for-sale investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2014:
Available for sale
SBA loan pools securities	$1,749	$6	$—	$1,755
U.S. government-sponsored entities and agency securities	1,934	36	—	1,970
Private label residential mortgage-backed securities	4,114	13	(18)	4,109
Agency mortgage-backed securities	225,103	879	(803)	225,179

Total securities available for sale	$232,900	$934	$(821)	$233,013

December 31, 2013:
Available for sale
SBA loan pools securities	$1,794	$—	$(58)	$1,736
U.S. government-sponsored entities and agency securities	1,928	—	(8)	1,920
Private label residential mortgage-backed securities	14,653	135	(36)	14,752
Agency mortgage-backed securities	153,134	299	(1,819)	151,614

Total securities available for sale	$171,509	$434	$(1,921)	$170,022

The following table presents amortized cost and fair value of the available-for-sale investment securities portfolio by expected maturity. In the case of residential mortgage-backed securities and SBA loan pool securities, expected maturities may differ from contractual maturities because borrowers generally have the right to call or prepay obligations with or without call or prepayment penalties. For that reason, mortgage-backed securities and SBA loan pool securities are not included in the maturity categories.

	June 30, 2014
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Available for sale
Within one year	$—	$—
One to five years	—	—
Five to ten years	1,934	1,970
Greater than ten years	—	—
SBA loan pools, private label residential mortgage backed and agency mortgage-backed securities	230,966	231,043

Total	$232,900	$233,013

At June 30, 2014 and December 31, 2013, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of shareholders’ equity.

The following table presents proceeds from sales and calls of securities and the associated gross gains and losses realized through earnings upon the sale of available for sale securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Gross realized gains on sales of securities available for sale	$15	$1	$560	$309
Gross realized losses on sales of securities available for sale	—	—	(38)	—

Net realized gains (losses) on sales of securities available for sale	$15	$1	$522	$309

Proceeds from sales of securities available for sale	$1,272	$475	$52,245	$8,539

Tax expense on sales of securities available for sale	$—	$—	$—	$—

Securities available for sale with carrying values of $7.5 million and $63.0 million as of June 30, 2014 and December 31, 2013, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2014:
Available for sale
SBA loan pools securities	$—	$—	$—	$—	$—	$—
U.S. government-sponsored entities and agency securities	—	—	—	—	—	—
Private label residential mortgage-backed securities	556	(12)	1,688	(6)	2,244	(18)
Agency mortgage-backed securities	77,343	(486)	17,919	(317)	95,262	(803)

Total securities available for sale	$77,899	$(498)	$19,607	$(323)	$97,506	$(821)

December 31, 2013:
Available for sale
SBA loan pools securities	$1,736	$(58)	$—	$—	$1,736	$(58)
U.S. government-sponsored entities and agency securities	1,920	(8)	—	—	1,920	(8)
Private label residential mortgage-backed securities	2,064	(11)	3,913	(25)	5,977	(36)
Agency mortgage-backed securities	114,104	(1,790)	1,821	(29)	115,925	(1,819)

Total securities available for sale	$119,824	$(1,867)	$5,734	$(54)	$125,558	$(1,921)

The Company did not record other-than-temporary impairment (OTTI) for securities available for sale for the three and six months ended June 30, 2014 and 2013.

At June 30, 2014, the Company’s securities available for sale portfolio consisted of 86 securities, 47 of which were in an unrealized loss position. The unrealized losses are related to an overall increase in interest rates and a decrease in prepayment speeds of the agency mortgage-backed securities.

The Company’s private label residential mortgage-backed securities in unrealized loss positions had fair values of $2.2 million with unrealized losses of $18 thousand at June 30, 2014. The Company’s agency residential mortgage-backed securities in unrealized loss positions had fair values of $95.3 million with unrealized losses of $803 thousand at June 30, 2014. The Company’s private label residential mortgage-backed securities in unrealized loss positions had fair values of $6.0 million with unrealized losses of $36 thousand at December 31, 2013. The Company’s agency residential mortgage-backed securities in unrealized loss positions had fair values of $115.9 million with unrealized losses of $1.8 million at December 31, 2013.

The Company monitors to ensure it has adequate credit support and as of June 30, 2014, the Company did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recoveries. Of the Company’s $233.0 million securities portfolio, $231.5 million were rated AAA, AA or A, and $1.5 million were rated BBB based on the most recent credit rating from the rating agencies as of June 30, 2014. The Company considers the lowest credit rating for identification of potential OTTI.

NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

	Non-Traditional Mortgages (NTM)	Traditional Loans	Total NTM and Traditional Loans	Purchased Credit Impaired	Total Loans and Leases Receivable
	($ in thousands)
June 30, 2014:
Commercial:
Commercial and industrial	$—	$367,111	$367,111	$1,429	$368,540
Commercial real estate	—	521,168	521,168	14,576	535,744
Multi-family	—	234,179	234,179	—	234,179
SBA	—	25,264	25,264	3,420	28,684
Constructions	—	30,761	30,761	—	30,761
Lease financing	—	57,754	57,754	—	57,754
Consumer:
Single family residential mortgage	182,509	612,235	794,744	284,083	1,078,827
Green Loans (HELOC) - first liens	133,986	—	133,986	—	133,986
Green Loans (HELOC) - second liens	4,962	—	4,962	—	4,962
Other consumer	113	127,114	127,227	1,549	128,776

Total gross loans	$321,570	$1,975,586	$2,297,156	$305,057	$2,602,213

Percentage to total gross loans	12.4%	75.9%	88.3%	11.7%	100.0%
Allowance for loan and lease losses					(22,627)

Loans and leases receivable, net					$2,579,586

December 31, 2013:
Commercial:
Commercial and industrial	$—	$283,743	$283,743	$4,028	$287,771
Commercial real estate	—	514,869	514,869	15,014	529,883
Multi-family	—	141,580	141,580	—	141,580
SBA	—	23,740	23,740	3,688	27,428
Constructions	—	24,933	24,933	—	24,933
Lease financing	—	31,949	31,949	—	31,949
Consumer:
Single family residential mortgage	156,490	667,526	824,016	314,820	1,138,836
Green Loans (HELOC) - first liens	147,705	—	147,705	—	147,705
Green Loans (HELOC) - second liens	5,289	—	5,289	—	5,289
Other consumer	113	108,888	109,001	1,736	110,737

Total gross loans	$309,597	$1,797,228	$2,106,825	$339,286	$2,446,111

Percentage to total gross loans	12.7%	73.4%	86.1%	13.9%	100.0%
Allowance for loan and lease losses					(18,805)

Loans and leases receivable, net					$2,427,306

Non Traditional Mortgage Loans

The Company’s non-traditional mortgage (NTM) portfolio is comprised of three interest only products: Green Account Loans (Green Loans), hybrid interest only fixed or adjustable rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of June 30, 2014 and December 31, 2013, the non-traditional mortgage loans totaled $321.6 million, or 12.4 percent of the total gross loan portfolio, and $309.6 million, or 12.7 percent of the total gross loan portfolio, respectively. The total NTM portfolio increased by $12.0 million, or 3.9 percent, during the six months ended June 30, 2014.

The following table presents the composition of the NTM portfolio as of the dates indicated:

	June 30, 2014			December 31, 2013
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousand)
Green Loans (HELOC) - first liens	156	$133,986	41.7%	173	$147,705	47.6%
Interest-only - first liens	210	168,141	52.2%	244	139,867	45.2%
Negative amortization	33	14,368	4.5%	37	16,623	5.4%

Total NTM - first liens	399	316,495	98.4%	454	304,195	98.2%

Green Loans (HELOC) - second liens	20	4,962	1.5%	23	5,289	1.7%
Interest-only - second liens	1	113	0.1%	1	113	0.1%

Total NTM - second liens	21	5,075	1.6%	24	5,402	1.8%

Total NTM loans	420	$321,570	100.0%	478	$309,597	100.0%

Total gross loan portfolio		$2,602,213			$2,446,111
% of NTM to total gross loan portfolio		12.4%			12.7%

Green Loans

Green Loans are single family residential first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year balloon payment due at maturity. At June 30, 2014, Green Loans totaled $138.9 million, a decrease of $14.0 million, or 9.2 percent from $153.0 million at December 31, 2013, primarily due to reductions in principal balance and payoffs. As of June 30, 2014 and December 31, 2013, $15.1 million and $5.7 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines. The Company discontinued origination of the Green Loan products in 2011.

Interest Only Loans

Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. As of June 30, 2014, our interest only loans increased by $28.3 million, or 20.2 percent, to $168.3 million from $140.0 million at December 31, 2013, primarily due to originations of $68.5 million and transfers from loans held for sale of $14.8 million, partially offset by transfers to loans held for sale of $25.3 million and net amortization of $29.8 million. As of June 30, 2014 and December 31, 2013, $1.1 million and $752 thousand of the interest only loans were non-performing, respectively.

Loans with the Potential for Negative Amortization

Negative amortization loans decreased by $2.3 million, or 13.6 percent, to $14.4 million as of June 30, 2014 from $16.6 million as of December 31, 2013. The Company discontinued origination of negative amortization loans in 2007. As of June 30, 2014 and December 31, 2013, $983 thousand and $1.2 million of the loans that had the potential for negative amortization were non-performing, respectively. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.

Risk Management of Non-Traditional Mortgages

The Company has determined that the most significant performance indicators for non-traditional mortgages are loan-to-value (LTV) and FICO scores. Accordingly, the Company manages credit risk in the NTM portfolio through semi-annual review of the loan portfolio that includes refreshing FICO scores on the Green Loans and home equity lines of credit, as needed in conjunction with portfolio management, and ordering third party automated valuation models. The loan review is designed to provide a method of identifying borrowers who may be experiencing financial difficulty before they actually fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO of 10 percent or more and/or a resulting FICO of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded which will increase the reserves the Company will establish for potential losses. A report of the semi-annual loan review is published and regularly monitored.

As these loans are revolving lines of credit, the Company, based on the loan agreement and loan covenants of the particular loan, as well as applicable rules and regulations, could suspend the borrowing privileges or reduce the credit limit at any time the Company reasonably believes that the borrower will be unable to fulfill their repayment obligations under the agreement or certain other conditions are met. In many cases, the decrease in FICO is the first indication that the borrower may have difficulty in making their future payment obligations.

As a result, the Company proactively manages the portfolio by performing detailed analysis on its portfolio with emphasis on the NTM portfolio. The Company’s Internal Asset Review Committee (IARC) conducts meetings on at least quarterly basis to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations.

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

Non Traditional Mortgage Performance Indicators

The following table presents the Company’s non-traditional single family residential mortgage Green Loans first lien portfolio at June 30, 2014 by FICO scores that were obtained during the second quarter of 2014, comparing to the FICO scores for those same loans that were obtained during the fourth quarter of 2013:

	June 30, 2014			December 31, 2013			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousand)
FICO Score
800+	21	$13,057	9.7%	13	$7,347	5.5%	8	$5,710	4.2%
700-799	77	62,287	46.5%	90	70,337	52.5%	(13)	(8,050)	-6.0%
600-699	34	29,158	21.8%	34	31,772	23.7%	—	(2,614)	-1.9%
<600	10	12,953	9.7%	9	9,394	7.0%	1	3,559	2.7%
No FICO	14	16,531	12.3%	10	15,136	11.3%	4	1,395	1.0%

Totals	156	$133,986	100.0%	156	$133,986	100.0%	—	$—	0.0%

The Company updates FICO scores on a semi-annual basis, typically in second and fourth quarter or as needed in conjunction with proactive portfolio management.

Loan to Value

The table below represents the Company’s single family residential NTM first lien portfolio by loan-to-value (LTV) as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousand)
June 30, 2014:
LTV’s (1)
< 61	83	$80,922	60.4%	67	$85,050	50.5%	15	$7,459	51.9%	165	$173,431	54.7%
61-80	46	35,886	26.8%	41	46,669	27.8%	10	4,152	28.9%	97	86,707	27.4%
81-100	22	12,725	9.5%	38	15,474	9.2%	7	2,356	16.4%	67	30,555	9.7%
> 100	5	4,453	3.3%	64	20,948	12.5%	1	401	2.8%	70	25,802	8.2%

Total	156	$133,986	100.0%	210	$168,141	100.0%	33	$14,368	100.0%	399	$316,495	100.0%

December 31, 2013:
LTV’s (1)
< 61	90	$78,807	53.3%	80	$65,181	46.6%	13	$4,930	29.7%	183	$148,918	49.0%
61-80	38	33,604	22.8%	51	28,999	20.7%	13	7,643	45.9%	102	70,246	23.1%
81-100	26	14,917	10.1%	43	21,474	15.4%	8	3,277	19.7%	77	39,668	13.0%
> 100	19	20,377	13.8%	70	24,213	17.3%	3	773	4.7%	92	45,363	14.9%

Total	173	$147,705	100.0%	244	$139,867	100.0%	37	$16,623	100.0%	454	$304,195	100.0%

(1)	LTV represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy.

The decrease in Green Loans was due mainly to reductions in principal balance and payoffs and the increase in interest only was due to increased originations. During 2014, overall improvement on LTV of the Company’s single family residential NTM first lien portfolio was due to the improvement in the real estate market and the economy in Southern California. The Company updates LTV on a semi-annual basis, typically in second and fourth quarter or as needed in conjunction with proactive portfolio management.

Allowance for Loan and Lease Losses

The Company has an established credit risk management process that includes regular management review of the loan and lease portfolio to identify problem loans and leases. During the ordinary course of business, management becomes aware of borrowers and lessees that may not be able to meet the contractual requirements of the loan and lease agreements. Such loans and leases are subject to increased monitoring. Consideration is given to placing the loan or lease on non-accrual status, assessing the need for additional allowance for loan and lease losses, and partial or full charge-off. The Company maintains the allowance for loan and lease losses at a level that is considered adequate to cover the estimated and known inherent risks in the loan and lease portfolio.

The Company also maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on outstanding loan balance of the same customer or outstanding loans that shares similar credit risk exposure are used to determine the adequacy of the reserve. As of June 30, 2014 and December 31, 2013, the reserve for unfunded loan commitments was $1.4 million.

The credit risk monitoring system is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Bank has adopted a credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Company maintains an adequate allowance for credit losses. The Board of Directors provides oversight and guidance for management’s allowance evaluation process, including quarterly valuations, and consideration of management’s determination of whether the allowance is adequate to absorb losses in the loan and lease portfolio. The determination of the amount of the allowance for loan and lease losses and the provision for loan and lease losses is based on management’s current judgment about the credit quality of the loan and lease portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for loan and lease losses. At June 30, 2014, the Company extended the historical loss look back period from 12 quarters to 15 quarters for determining the level of its allowance for loan and leases losses to better reflect the economic cycle. Due to this change, the Company realized additional $1.8 million allowance for loans and leases than what it would have been using the 12 quarter historical loss look back period. The nature of the process by which the Company determines the appropriate allowance for loan and lease losses requires the exercise of considerable judgment. Additions to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses. Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan and lease losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for loan and lease losses.

The following table presents a summary of activity in the allowance for loan and lease losses and ending balances of loans evaluated for impairment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$20,003	$16,015	$18,805	$14,448
Loans and leases charged off	(383)	(1,027)	(586)	(1,932)
Recoveries of loans and leases previously charged off	641	73	1,076	377
Transfer of loans from (to) held-for-sale	258	—	(705)	—
Provision for loan and lease losses	2,108	1,918	4,037	4,086

Balance at end of period	$22,627	$16,979	$22,627	$16,979

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the three and six months ended June 30, 2014:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Balance at March 31, 2014	$2,367	$6,449	$2,720	$211	$352	$622	$6,147	$782	$353	$20,003
Charge-offs	—	—	(3)	—	—	—	(206)	(174)	—	(383)
Recoveries	27	438	—	175	—	—	—	1	—	641
Transfer of loans from held-for-sale	—	—	—	—	—	—	258	—	—	258
Provision	613	(1,272)	691	(125)	893	108	1,090	463	(353)	2,108

Balance at June 30, 2014	$3,007	$5,615	$3,408	$261	$1,245	$730	$7,289	$1,072	$—	$22,627

Balance at December 31, 2013	$1,822	$5,484	$2,566	$235	$244	$428	$7,044	$532	$450	$18,805
Charge-offs	—	—	(3)	(17)	—	—	(357)	(209)	—	(586)
Recoveries	53	754	—	267	—	—	—	2	—	1,076
Transfer of loans to held-for-sale	—	—	—	—	—	—	(705)	—	—	(705)
Provision	1,132	(623)	845	(224)	1,001	302	1,307	747	(450)	4,037

Balance at June 30, 2014	$3,007	$5,615	$3,408	$261	$1,245	$730	$7,289	$1,072	$—	$22,627

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$309	$—	$—	$309
Collectively evaluated for impairment	3,007	5,615	3,408	261	1,245	730	6,659	1,072	—	21,997
Acquired with deteriorated credit quality	—	—	—	—	—	—	321	—	—	321

Total ending allowance balance	$3,007	$5,615	$3,408	$261	$1,245	$730	$7,289	$1,072	$—	$22,627

Loans:
Individually evaluated for impairment	$4,507	$3,148	$1,651	$6	$—	$—	$26,413	$211	$—	$35,936
Collectively evaluated for impairment	362,604	518,020	232,528	25,258	30,761	57,754	902,317	131,978	—	2,261,220
Acquired with deteriorated credit quality	1,429	14,576	—	3,420	—	—	284,083	1,549	—	305,057

Total ending loan balances	$368,540	$535,744	$234,179	$28,684	$30,761	$57,754	$1,212,813	$133,738	$—	$2,602,213

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the three and six months ended June 30, 2013:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Balance at March 31, 2013	$481	$3,698	$1,544	$133	$294	$263	$9,212	$197	$193	$16,015
Charge-offs	—	(260)	(169)	(262)	—	—	(329)	(7)	—	(1,027)
Recoveries	—	19	—	42	—	4	1	7	—	73
Provision	335	1,051	74	266	209	(23)	(133)	28	111	1,918

Balance at June 30, 2013	$816	$4,508	$1,449	$179	$503	$244	$8,751	$225	$304	$16,979

Balance at December 31, 2012	$263	$3,178	$1,478	$118	$21	$261	$8,855	$274	$—	$14,448
Charge-offs	—	(360)	(553)	(392)	—	(23)	(590)	(14)	—	(1,932)
Recoveries	—	19	88	166	—	6	91	7	—	377
Provision	553	1,671	436	287	482	—	395	(42)	304	4,086

Balance at June 30, 2013	$816	$4,508	$1,449	$179	$503	$244	$8,751	$225	$304	$16,979

Individually evaluated for impairment	$—	$—	$280	$—	$—	$—	$256	$35	$—	$571
Collectively evaluated for impairment	816	4,508	1,169	179	503	244	8,183	190	304	16,096
Acquired with deteriorated credit quality	—	—	—	—	—	—	312	—	—	312

Total ending allowance balance	$816	$4,508	$1,449	$179	$503	$244	$8,751	$225	$304	$16,979

Loans:
Individually evaluated for impairment	$—	$725	$2,048	$13	$—	$—	$11,248	$1,055	$—	$15,089
Collectively evaluated for impairment	90,716	309,561	119,281	28,398	5,957	18,631	869,709	19,046	—	1,461,299
Acquired with deteriorated credit quality	1,938	15,835	838	5,117	—	—	114,175	55	—	137,958

Total ending loan balances	$92,654	$326,121	$122,167	$33,528	$5,957	$18,631	$995,132	$20,156	$—	$1,614,346

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of the dates indicated. The recorded investment, excluding accrued interest, presents customer balances net of any partial charge-offs recognized on the loans and leases and net of any deferred fees and costs.

	June 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses
	(In thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$4,617	$4,507	$—	$50	$33	$—
Commercial real estate	4,286	3,148	—	4,951	3,868	—
Multi-family	1,773	1,651	—	487	270	—
SBA	24	6	—	26	10	—
Consumer:
Single family residential mortgage	22,605	21,785	—	10,765	9,487	—
Other consumer	213	211	—	248	247	—
With an allowance recorded:
Commercial:
Multi-family	—	—	—	1,797	1,702	60
Consumer:
Single family residential mortgage	4,616	4,628	309	3,378	3,327	34
Other consumer	—	—	—	2	2	2

Total	$38,134	$35,936	$309	$21,704	$18,946	$96

The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated

	Three Months Ended			Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
June 30, 2014:
Commercial:
Commercial and industrial	$4,315	$60	$50	$2,158	$60	$50
Commercial real estate	3,220	63	60	3,319	112	117
Multi-family	1,662	40	19	1,673	53	32
SBA	8	—	—	4	—	—
Consumer:
Single family residential mortgage	26,630	191	226	18,450	256	291
Other consumer	212	1	1	213	2	2

Total	$36,047	$355	$356	$25,817	$483	$492

June 30, 2013:
Commercial:
Commercial real estate	$761	$23	$23	$1,640	$26	$26
Multi-family	2,212	16	18	2,277	16	18
SBA	13	—	—	7	—	—
Consumer:
Single family residential mortgage	11,312	92	93	14,168	198	189
Other consumer	635	—	—	318	—	—

Total	$14,933	$131	$134	$18,410	$240	$233

Non-accrual Loans

The following table presents nonaccrual loans and leases, and loans past due 90 days or more and still accruing as of the dates indicated:

	June 30, 2014			December 31, 2013
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
(In thousands)
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—	$—
Nonaccrual loans:
The Company maintains specific allowances for these loans of $0 in 2014 and $95 in 2013	17,165	24,446	41,611	7,698	23,950	31,648

The following table presents the composition of nonaccrual loans and leases as of the dates indicated:

	June 30, 2014			December 31, 2013
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial and industrial	$—	$505	$505	$—	$33	$33
Commercial real estate	—	2,332	2,332	—	3,868	3,868
Multi-family	—	1,905	1,905	—	1,972	1,972
SBA	—	183	183	—	10	10
Construction	—	317	317	—	—	—
Lease financing	—	120	120	—	—	—
Consumer:
Single family residential mortgage	2,042	19,034	21,076	2,000	18,032	20,032
Green Loans (HELOC) - first liens	14,912	—	14,912	5,482	—	5,482
Green Loans (HELOC) - second liens	211	—	211	216	—	216
Other consumer	—	50	50	—	35	35

Total nonaccrual loans and leases	$17,165	$24,446	$41,611	$7,698	$23,950	$31,648

Past Due Loans and Leases

The following tables present the aging of the recorded investment in past due loans and leases as of June 30, 2014, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	June 30, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$2,223	$—	$2,042	$4,265	$178,244	$182,509
Green Loans (HELOC) - first liens	3,946	2,058	437	6,441	127,545	133,986
Green Loans (HELOC) - second liens	505	—	—	505	4,457	4,962
Other consumer	—	—	—	—	113	113

Total NTM loans	6,674	2,058	2,479	11,211	310,359	321,570

Traditional loans:
Commercial:
Commercial and industrial	7,212	—	256	7,468	359,643	367,111
Commercial real estate	181	70	—	251	520,917	521,168
Multi-family	—	149	—	149	234,030	234,179
SBA	51	—	176	227	25,037	25,264
Construction	—	—	317	317	30,444	30,761
Lease financing	125	—	120	245	57,509	57,754
Consumer:
Single family residential mortgage	20,762	7,571	13,574	41,907	570,328	612,235
Other consumer	36	5	3	44	127,070	127,114

Total traditional loans	28,367	7,795	14,446	50,608	1,924,978	1,975,586

Purchased Credit Impaired (PCI) loans:
Commercial:
Commercial and industrial	—	—	—	—	1,429	1,429
Commercial real estate	—	—	904	904	13,672	14,576
SBA	662	—	42	704	2,716	3,420
Consumer:
Single family residential mortgage	20,024	4,423	11,452	35,899	248,184	284,083
Other consumer	—	—	—	—	1,549	1,549

Total PCI loans	20,686	4,423	12,398	37,507	267,550	305,057

Total	$55,727	$14,276	$29,323	$99,326	$2,502,887	$2,602,213

The following tables presents the aging of the recorded investment in past due loans and leases as of December 31, 2013, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	December 31, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$1,003	$1,854	$769	$3,626	$152,864	$156,490
Green Loans (HELOC) - first liens	653	—	437	1,090	146,615	147,705
Green Loans (HELOC) - second liens	—	—	—	—	5,289	5,289
Other consumer	—	—	—	—	113	113

Total NTM loans	1,656	1,854	1,206	4,716	304,881	309,597

Traditional loans:
Commercial:
Commercial and industrial	52	235	—	287	283,456	283,743
Commercial real estate	5,554	194	—	5,748	509,121	514,869
Multi-family	602	—	—	602	140,978	141,580
SBA	14	48	—	62	23,678	23,740
Construction	—	—	—	—	24,933	24,933
Lease financing	271	92	19	382	31,567	31,949
Consumer:
Single family residential mortgage	20,684	6,124	12,181	38,989	628,537	667,526
Other consumer	209	110	35	354	108,534	108,888

Total traditional loans	27,386	6,803	12,235	46,424	1,750,804	1,797,228

PCI loans:
Commercial:
Commercial and industrial	—	—	—	—	4,028	4,028
Commercial real estate	—	—	—	—	15,014	15,014
SBA	45	1	106	152	3,536	3,688
Consumer:
Single family residential mortgage	21,888	8,580	12,099	42,567	272,253	314,820
Other consumer	—	—	—	—	1,736	1,736

Total PCI loans	21,933	8,581	12,205	42,719	296,567	339,286

Total	$50,975	$17,238	$25,646	$93,859	$2,352,252	$2,446,111

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

For the three and six months ended June 30, 2014, there were no modifications. The following table summarizes the pre-modification and post-modification balances of new TDRs for the three and six months ended June 30, 2013:

	Three Months Ended			Six Months Ended
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
June 30, 2013:
Consumer:
Single family residential mortgage	0	$—	$—	1	$367	$360

Total	0	$—	$—	1	$367	$360

During the six months ended June 30, 2013, there was one modification through extension of maturity.

The following table presents loans and leases that were modified as TDRs during the past 12 months that had payment defaults during the period indicated:

	Three Months Ended		Six Months Ended
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	(In thousands)
June 30, 2013:
Consumer:
Single family residential mortgage	1	$360	1	$360

Total	1	$360	1	$360

Troubled debt restructured loans and leases consist of the following as of the dates indicated:

	June 30, 2014			December 31, 2013
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial real estate	$—	$168	$168	$—	$194	$194
SBA	—	6	6	—	10	10
Consumer:
Single family residential mortgage	—	3,101	3,101	—	3,605	3,605
Green Loans (HELOC) - first liens	3,457	—	3,457	3,468	—	3,468

Total	$3,457	$3,275	$6,732	$3,468	$3,809	$7,277

TDRs were $6.7 million and $7.3 million at June 30, 2014 and December 31, 2013, respectively. The Company did not have any commitments to lend to customers with outstanding loans or leases that were classified as troubled debt restructurings as of June 30, 2014 and December 31, 2013.

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

The following table presents the risk categories for loans and leases as of June 30, 2014:

	June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Not-Rate	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$178,449	$2,018	$2,042	$—	$—	$182,509
Green Loans (HELOC) - first liens	112,846	5,183	15,957	—	—	133,986
Green Loans (HELOC) - second liens	4,751	—	211	—	—	4,962
Other consumer	113	—	—	—	—	113

Total NTM loans	296,159	7,201	18,210	—	—	321,570

Traditional loans:
Commercial:
Commercial and industrial	359,397	2,951	4,763	—	—	367,111
Commercial real estate	515,707	2,243	3,218	—	—	521,168
Multi-family	231,031	1,243	1,905	—	—	234,179
SBA	25,069	—	195	—	—	25,264
Construction	30,444	—	317	—	—	30,761
Lease financing	57,634	—	120	—	—	57,754
Consumer:
Single family residential mortgage	575,206	9,045	27,984	—	—	612,235
Other consumer	126,979	103	32	—	—	127,114

Total traditional loans	1,921,467	15,585	38,534	—	—	1,975,586

PCI loans:
Commercial:
Commercial and industrial	—	127	1,302	—	—	1,429
Commercial real estate	9,126	—	5,450	—	—	14,576
SBA	714	594	2,112	—	—	3,420
Consumer:
Single family residential mortgage	—	—	267	—	283,816	284,083
Other consumer	—	—	1,549	—	—	1,549

Total PCI loans	9,840	721	10,680	—	283,816	305,057

Total	$2,227,466	$23,507	$67,424	$—	$283,816	$2,602,213

PCI loan pools are not risk rated.

The following table presents the risk categories for loans and leases as of December 31, 2013:

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Not-Rate	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$151,728	$2,321	$2,441	$—	$—	$156,490
Green Loans (HELOC) - first liens	129,679	11,470	6,556	—	—	147,705
Green Loans (HELOC) - second liens	5,073	—	216	—	—	5,289
Other consumer	113	—	—	—	—	113

Total NTM loans	286,593	13,791	9,213	—	—	309,597

Traditional loans:
Commercial:
Commercial and industrial	280,527	1	3,215	—	—	283,743
Commercial real estate	510,117	—	4,752	—	—	514,869
Multi-family	139,608	—	1,972	—	—	141,580
SBA	23,714	—	26	—	—	23,740
Construction	24,933	—	—	—	—	24,933
Lease financing	31,949	—	—	—	—	31,949
Consumer:
Single family residential mortgage	640,701	6,350	20,475	—	—	667,526
Other consumer	108,745	108	33	2	—	108,888

Total traditional loans	1,760,294	6,459	30,473	2	—	1,797,228

PCI loans:
Commercial:
Commercial and industrial	—	969	3,059	—	—	4,028
Commercial real estate	10,148	—	4,866	—	—	15,014
SBA	844	605	2,239	—	—	3,688
Consumer:
Single family residential mortgage	—	—	287	—	314,533	314,820
Other consumer	—	—	1,736	—	—	1,736

Total PCI loans	10,992	1,574	12,187	—	314,533	339,286

Total	$2,057,879	$21,824	$51,873	$2	$314,533	$2,446,111

PCI loan pools are not risk rated.

Purchased Credit Impaired Loans and Leases

During the years ended December 31, 2013 and 2012, the Company acquired loans and leases through business acquisitions and purchases of loan pools for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table presents the outstanding balance and carrying amount of those loans and leases, which are sometimes collectively referred to as “PCI loans” as of the dates indicated:

	June 30, 2014		December 31, 2013
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial:
Commercial and industrial	$2,123	$1,429	$5,838	$4,028
Commercial real estate	17,001	14,576	17,682	15,014
SBA	4,573	3,420	4,940	3,688
Consumer:
Single family residential mortgage	364,305	284,083	414,341	314,820
Other consumer	1,931	1,549	2,134	1,736

Total	$389,933	$305,057	$444,935	$339,286

The following table presents a summary of accretable yield, or income expected to be collected for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$108,348	$123,952	$126,336	$32,207
New loans or leases purchased	—	2,465	—	95,618
Accretion of income	(6,615)	(4,842)	(13,784)	(7,511)
Changes in expected cash flows	27,595	(6,618)	27,726	(5,188)
Disposals	(2,486)	(16,718)	(13,436)	(16,887)

Balance at end of period	$126,842	$98,239	$126,842	$98,239

The Company did not purchase any PCI loans during the six months ended June 30, 2014. The Company sold a portion of PCI loans with unpaid principal balances and carrying values of $2.5 million and $1.5 million, respectively, during the three months ended June 30, 2014 and $30.7 million and $17.8 million, respectively, during the six months ended June 30, 2014.

The Company completed a bulk loan acquisition with unpaid principal balances and fair values of $49.5 million and $42.4 million, respectively, for the three months ended June 30, 2013, and four bulk loan acquisitions with unpaid principal balance and fair value of $501.1 million and $372.6 million, respectively, for the six months ended June 30, 2013, at the respective acquisition dates. The Company determined that certain of the loans in the bulk acquisitions reflected evidence of credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected (PCI loans). During the three months ended June 30, 2013, the Company sold a portion of PCI loans with unpaid principal balances and carrying values of $125.0 million and $70.4 million, respectively.

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

Income earned from servicing rights for the three and six months ended June 30, 2014 and 2013 were $774 thousand and $458 thousand, respectively, and $2.0 million and $646 thousand, respectively. This amount is reported in loan servicing income in the consolidated statements of operations. The following table presents a composition of servicing rights as of the dates indicated:

	June 30, 2014	December 31, 2013
	(In thousands)
Mortgage servicing rights, at fair value	$9,816	$13,535
SBA servicing rights, at cost	375	348

Total	$10,191	$13,883

Mortgage loans sold with servicing retained are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at June 30, 2014 and December 31, 2013 was $1.16 billion and $1.37 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $6.8 million and $5.9 million at June 30, 2014 and December 31, 2013, respectively.

Mortgage Servicing Rights

The following table presents the key characteristics, inputs and economic assumptions used to estimate the fair value of the MSRs as of dates indicated:

	June 30, 2014	December 31, 2013
	($ in thousands)
Fair value of retained MSRs	$9,816	$13,535
Decay	20.01%	15.40%
Discount rate	10.92%	10.39%
Constant prepayment rate	14.20%	10.28%
Weighted-average life (in years)	5.52	7.37

The following table presents activity in the MSRs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$18,553	$2,579	$13,535	$1,739
Additions	5,996	1,852	11,136	2,762
Prepayments	(241)	(94)	(450)	(162)
Changes in fair value resulting from valuation inputs or assumptions	(565)	305	(1,350)	330
Sales of servicing rights	(13,397)	—	(12,150)	—
Other—loans paid off	(530)	(22)	(905)	(49)

Balance at end of period	$9,816	$4,620	$9,816	$4,620

SBA Servicing Rights

The Company used a discount rate of 7.25 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speed are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$327	$498	$348	$539
Additions	69	27	69	32
Amortization, including prepayments	(21)	(105)	(42)	(151)

Balance at end of period	$375	$420	$375	$420

NOTE 7 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$150	$1,764	$—	$4,527
Additions	503	—	653	486
Sales and net direct write-downs	(48)	(227)	(48)	(5,476)
Net change in valuation allowance	—	—	—	2,000

Balance at end of period	$605	$1,537	$605	$1,537

The following table presents the activity in the other real estate owned valuation allowance for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$—	$69	$—	$2,069
Additions	—	—	—	79
Net direct write-downs and removals from sale	—	(27)	—	(2,106)

Balance at end of period	$—	$42	$—	$42

The following table presents expenses related to foreclosed assets included in loan servicing and foreclosure expenses on the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net gain (loss) on sales	$—	$37	$—	$151
Operating expenses, net of rental income	—	(60)	—	(300)

Total	$—	$(23)	$—	$(149)

The Company did not provide loans for sale of other real estate owned during the three and six months ended June 30, 2014 and 2013.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

At June 30, 2014, the Company had goodwill of $32.2 million related to the RenovationReady, CS Financial, PBOC, and Beach Business Bank acquisitions and trade name intangible asset of $690 thousand related to the CS Financial acquisition.

Core deposit intangibles are amortized over their useful lives ranging from 4 to 7 years. As of June 30, 2014, the weighted average remaining amortization period for core deposit intangibles was approximately 5.7 years. The following table presents a summary of other intangible assets as of the dates indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
June 30, 2014:
Core deposit intangibles	$15,433	$5,164	$10,269
December 31, 2013:
Core deposit intangibles	$15,433	$3,281	$12,152

Aggregate amortization of intangible assets was $944 thousand and $367 thousand for the three months ended June 30, 2014 and 2013, respectively, and $1.9 million and $734 thousand for the six months ended June 30, 2014 and 2013, respectively. The following table presents estimated future amortization expenses as of June 30, 2014:

	2014	2015	2016	2017	2018 and After	Total
	(In thousands)
Estimated future amortization expense	$1,596	$2,881	$2,278	$1,685	$1,829	$10,269

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At June 30, 2014, the Bank had a fixed-rate advance of $15.0 million at an interest rate of 0.82 percent and a variable-rate advance of $435.0 million at an interest rate of 0.18 percent from the FHLB. At December 31, 2013, $25.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.59 percent to 0.82 percent with a weighted average rate of 0.73 percent, and $225.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.06 percent as of that date.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At June 30, 2014 and December 31, 2013, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $1.76 billion and $740.1 million, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $22.9 million and $14.4 million, respectively, at June 30, 2014 and December 31, 2013. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $554.9 million at June 30, 2014. In addition, the Bank had available lines of credit with the Federal Reserve Bank totaling $106.6 million at June 30, 2014.

NOTE 10 – LONG TERM DEBT

Senior Notes

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

Tangible Equity Units – Amortizing Notes

On May 21, 2014, the Company issued $69,000,000 of 8.00% tangible equity units (TEU’s) in an underwritten public offering. A total of 1,380,000 TEUs were issued, including 180,000 TEUs issued to the underwriter upon exercise of its overallotment option, with each TEU having a stated amount of $50.00. Each TEU is comprised of (i) a prepaid stock purchase contract (each a “Purchase Contract”) that will be settled by delivery of specified a number of shares of Company Common Stock and (ii) a junior subordinated amortizing note due May 15, 2017 (each an “Amortizing Note”) that has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50% per annum and has a scheduled final installment payment date of May 15, 2017. The Company has the right to defer installment payments on the Amortizing Notes at any time and from time to time, subject to certain restrictions, so long as such deferral period does not extend beyond May 15, 2019.

The Purchase Contracts and Amortizing Notes are accounted for separately. The Purchase Contract component of the TEUs is recorded in equity as additional paid in capital. The Amortizing Note is recorded as debt. The fair value of the Amortizing Notes was based on the fair value of similar debt instruments and was estimated to be approximately $14,634,000. The resulting value of the Purchase Contracts of $54,366,000 was recorded as additional paid-in capital on the Company’s consolidated statement of financial condition. Total issuance costs associated with the TEUs were $3,358,000 (including the underwriter discount of $3,278,000), of which $758,000 was allocated to the liability component and $2,600,000 was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs is being amortized over the term of the amortizing note. Net proceeds of $65,642,000 from the issuance of the TEUs are designated to finance the Company’s previously announced pending acquisition of 20 California branches from Popular Community Bank and for general corporate purposes. See Note 15 Shareholders’ Equity for additional information.

NOTE 11 – INCOME TAXES

For the three months ended June 30, 2014 and 2013, income tax expense was $253 thousand and $1.8 million, respectively, and the effective tax rate was 3.0 percent and 29.5 percent, respectively. For the six months ended June 30, 2014 and 2013, income tax expense was $262 thousand and $2.5 million, respectively, and the effective tax rate was 2.9 percent and 31.7 percent, respectively. The Company’s effective tax rate decreased due to the release of a portion of the valuation allowance established in 2013. Due to the inability to reliably estimate the income for the year, the Company has used the year to date effective tax rate as the best estimate of the annual effective tax rate, under ASC 740-270-30.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. As of June 30, 2014, the Company had a net deferred tax asset of $2.5 million, net of a $13.0 million valuation allowance and as of December 31, 2013, the Company had a net deferred tax asset of $0, net of a $17.3 million valuation allowance.

The Company adopted the provisions of ASC 740-10-25 (formally FIN 48), which relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on January 1, 2007. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The

Company had unrecognized tax benefits of $2.2 million at June 30, 2014 and December 31, 2013. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. As of June 30, 2014, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate is $102 thousand. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense. At June 30, 2014 and December 31, 2013, the Company had $10 thousand accrued interest or penalties.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2010 (except for Gateway Bancorp’s pre-acquisition federal tax return, which is currently under exam by the Internal Revenue Service for the 2008 and 2009 tax years). The Company is currently under examination by the Internal Revenue Service for the years ended December 31, 2010 and December 31, 2011. The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2009 (other state income and franchise tax statutes of limitations vary by state).

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

During the three and six months ended June 30, 2014, the Bank originated $715.1 million and $1.23 billion, respectively, and sold $651.0 million and $1.18 billion of conforming single family residential mortgage loans in the secondary market, respectively. The net gain and margin were $23.2 million and 3.25 percent, respectively, and loan origination fees were $2.9 million for the three months ended June 30, 2014. For the six months ended June 30, 2014, the net gain and margin were $38.4 million and 3.13 percent, respectively, and loan origination fees were $5.1 million. Included in the net gain is the initial capitalized value of our MSRs, which totaled $5.9 million and $10.7 million, on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three and six months ended June 30, 2014, respectively.

During the three and six months ended June 30, 2013, the Bank originated $534.8 million and $867.6 million, respectively, and sold $397.4 million and $729.0 million of conforming single family residential mortgage loans in the secondary market, respectively. The net gain and margin were $17.5 million and 3.27 percent, respectively, and loan origination fees were $2.8 million for the three months ended June 30, 2013. For the six months ended June 30, 2013, the net gain and margin were $32.1 million and 3.70 percent, respectively, and loan origination fees were $4.6 million. Included in the net gain is the initial capitalized value of our MSRs, which totaled $1.8 million and $2.6 million, on loans sold to Fannie Mae and Freddie Mac for the three and six months ended June 30, 2013, respectively.

Mortgage Loan Repurchase Obligations

In addition to net gain on mortgage banking activities, the Company records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Provision for loan repurchases totaled $330 thousand and $732 thousand for the three months ended June 30, 2014 and 2013, respectively, and $901 thousand and $988 thousand for the six months ended June 30, 2014 and 2013, respectively. Additionally, the Company provided initial provision for loan repurchases of $638 thousand against net gain on mortgage banking activities during the three months ended June 30, 2014.

The following table presents a summary of activity in the reserve for loss on repurchased loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$5,866	$3,498	$5,427	$3,485
Provision for loan repurchases	968	732	1,539	988
Payments made for loss reimbursement on sold loans	(660)	(256)	(792)	(499)

Balance at end of period	$6,174	$3,974	$6,174	$3,974

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

On September 30, 2013, the Company entered into pay-fixed, receive-variable interest-rate swap contracts with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR based variable rate deposits. The Company is accounting for the swaps as cash flow hedges under ASC 815. The notional amount of the interest rate swaps were $50.0 million with a maturity date of September 27, 2018. The fair values of the interest rate swaps were a loss of $283 thousand and a gain of $226 thousand as of June 30, 2014 and December 31, 2013, respectively.

The Company originates residential real estate mortgage loans and generates revenues from the origination and sale of these loans. Although management closely monitors market conditions, such activities are sensitive to fluctuations in prevailing interest rates and real estate markets. As of June 30, 2014, approximately 74.0 percent of all properties securing loans held for sale were located in California. A change in the underlying economic conditions of the California residential real estate market could have an adverse impact on the Company’s results of operations.

In connection with mortgage banking activities, if interest rates increase, the value of the Company’s loan commitments to borrowers and fixed rate mortgage loans held-for-sale are adversely impacted. The Company attempts to economically hedge the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by selling forward contracts on securities with government-sponsored enterprises (GSEs) and investors in loans. Forward contracts on securities of GSEs and loan commitments to borrowers are non-designated derivative instruments and the gains and losses resulting from these derivative instruments are included in net gain on mortgage banking activities in the accompanying consolidated statements of operations. At June 30, 2014, the resulting derivative assets of $7.9 million and liabilities of $3.7 million, are included in other assets and accrued expenses and other liabilities, respectively, on the accompanying consolidated statements of financial condition. At June 30, 2014, the Company had outstanding forward sales commitments totaling $351.0 million. At June 30, 2014, the Company was committed to fund loans for borrowers of approximately $235.8 million.

The net losses relating to free-standing derivative instruments used for risk management were $5.5 million and $0 for the three months ended June 30, 2014 and 2013, respectively, and $9.1 million and $0 for the six months ended June 30, 2014 and 2013, respectively, and are included in net gain on mortgage banking activities in the consolidated statements of operations.

The following table presents the amount and market value of derivative instruments included in the consolidated statements of financial condition as of the dates indicated. Note 3, Fair Value of Financial Instruments, contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	June 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Included in assets:
Interest rate lock commitments	$230,463	$7,937	$129,010	$3,962
Mandatory forward commitments	—	—	242,337	1,305
Interest rate swap	—	—	50,000	226

Total included in assets	$230,463	$7,937	$421,347	$5,493

Included in liabilities:
Interest rate lock commitments	$5,287	$1,090	$—	$—
Mandatory forward commitments	351,012	2,618	—	—
Interest rate swap	50,000	283	—	—

Total included in liabilities	$406,299	$3,991	$—	$—

NOTE 14 – STOCK COMPENSATION PLANS

Share-based Compensation Expense

For the three months ended June 30, 2014 and 2013, share-based compensation expense was $2.0 million and $296 thousand, respectively, and the related tax benefits were $800 thousand and $121 thousand, respectively. For the six months ended June 30, 2014 and 2013, share-based compensation expense was $2.8 million and $872 thousand, respectively, and the related tax benefits were $1.1 million and $358 thousand, respectively.

On July 16, 2013, the Company’s stockholders approved the Company’s 2013 Omnibus Stock Incentive Plan (the 2013 Omnibus Plan). Upon the approval of the 2013 Omnibus Plan, no new awards may be granted under the Company’s 2011 Omnibus Incentive Plan or any prior equity incentive plans. The 2013 Omnibus Plan provides that the aggregate number of shares of Company common stock that may be subject to awards under the 2013 Omnibus Plan will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of June 30, 2014, based on the number of shares registered for issuance under the 2013 Omnibus Plan, 999,740 shares were available for future awards under the 2013 Omnibus Plan.

Unrecognized Share-based Compensation Expense

The following table presents unrecognized share-based compensation expense as of June 30, 2014:

	Unrecognized Expense	Average Expected Recognition Period
	($ in thousands)
Stock option awards	$1,240	3.7 years
Restricted stock awards and restricted stock units	11,584	3.4 years

Total	$12,824	3.4 years

Stock Options

The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the current market price on the date of grant, and generally have provided for a three-year to five-year vesting period and contractual terms of 7 to 10 years.

The following table represents stock option activity as of and for the three months ended June 30, 2014:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	668,054	$12.86	7.3 years	$188
Granted	150,000	$12.27	9.8 years	—

Outstanding at end of period	818,054	$12.75	7.5 years	—

Exercisable at end of period	—	$—	—	—

The following table represents stock option activity as of and for the six months ended June 30, 2014:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	734,721	$12.73	7.5 years	$741
Granted	150,000	$12.27	9.8 years	—
Exercised	(66,667)	$11.36	—	—

Outstanding at end of period	818,054	$12.75	7.5 years	—

Exercisable at end of period	—	—	—	—

The following table represents changes in unvested stock options and related information as of and for the three months ended June 30, 2014:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
	(In thousands)
Non-vested outstanding at beginning of period	419,569	$13.16	419,569	$13.16
Granted	150,000	$12.27	150,000	$12.27
Vested	(25,000)	$12.86	(25,000)	$12.86

Non-vested outstanding at end of period	544,569	$12.93	544,569	$12.93

Restricted Stock Awards and Restricted Stock Units

Additionally, the Company also has granted restricted stock awards and restricted stock units to certain employees, officers and directors. The restricted stock awards and units are valued at the closing price of the Company’s stock on the date of award. The restricted stock awards and units fully vest after one to five years of continued employment from the date of grant. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally when vested or, in the case of restricted stock units, when settled.

The following table represents restricted stock awards activity as of and for the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
	(In thousands)
Non-vested shares outstanding at beginning of period	883,525	$13.83	893,886	$13.78
Granted	547,761	$11.70	643,480	$11.91
Vested	(76,895)	$14.02	(99,792)	$13.37
Forfeited	(77,938)	$13.53	(161,121)	$13.27

Non-vested shares outstanding at end of period	1,276,453	$12.93	1,276,453	$12.93

Stock Appreciation Rights

On August 21, 2012, the Company granted to its chief executive officer a ten-year stock appreciation rights (SAR) with respect to 500,000 shares (Initial SAR) of the Company’s common stock with a base price of $12.12 per share. One third of the Initial SAR vested on the grant date, one third vested on the first anniversary of the grant date and one-third will vest on the second anniversary of the grant date such that the SAR will be fully vested on the second anniversary of the grant date. Upon cessation of the chief executive officer’s service with the Company for “Cause” or without “Good Reason” (including a cessation of service following the expiration of the term of the chief executive officer’s employment agreement), the vested portion of all SARs will expire 90-days following the cessation of service. Except as otherwise described below for the TEU Additional SARS, additional SARs (Additional SARs) have been issued to the Company’s chief executive officer with the same terms and conditions (including vesting and dividend equivalent rights) as the Initial SAR pursuant to the anti-dilution provisions under the SAR agreement with the Company due to the Company’s issuances of shares of common stock.

On May 21, 2014, the Company issued additional SARs (TEU Additional SARs) to the Company’s chief executive officer relating to a public offering of the Company’s tangible equity units (TEUs). Each TEU is comprised of a prepaid stock purchase contract (each, a Purchase Contract) and a junior subordinated amortizing note due May 15, 2017 issued by the Company (each, an Amortizing Note). Unless settled early at the holder’s option, each Purchase Contract will automatically settle and the Company will deliver a number of shares of its voting common stock based on the then applicable market value of the voting common stock, ranging from an initial minimum settlement rate of 4.4456 shares per Purchase Contract (subject to adjustment) if the applicable market value is equal to or greater than $11.247 per share to an initial maximum settlement rate of 5.1124 shares per Purchase Contract (subject to adjustment) if the applicable market value is less than or equal to $9.78 per share. The number of settlement shares underlying the TEU Additional SARs was calculated using the initial maximum settlement rate and, therefore, the number of shares underlying the TEU Additional SARs is subject to adjustment and forfeiture if the aggregate number of shares of stock issued in settlement of any single Purchase Contract is less than the initial maximum settlement rate.

Until each Purchase Contract settles and the voting common stock related thereto is issued, each corresponding TEU Additional SAR has a vesting date of May 21, 2017 and has no dividend equivalent rights prior to vesting. The TEU Additional SARs vest earlier as follows: (i) for any Purchase Contract settled before August 21, 2014, the TEU Additional SARs corresponding to such Purchase Contract shall become 2/3 vested and exercisable on the date on which any such Purchase Contract is settled and the remaining 1/3 shall become vested and exercisable on August 21, 2014 and the 1/3 unvested TEU Additional SARs corresponding to such Purchase Contract shall be eligible for the same dividend equivalent rights as the Initial SAR; (ii) for any Purchase Contract settled in shares of voting common stock on or after August 21, 2014, then the TEU Additional SARs corresponding to such Purchase Contract shall become 100% vested and exercisable on the date on which any such Purchase Contract is settled; and (iii) if the aggregate number of shares of voting common stock issued in settlement of any single Purchase Contract on the settlement date (the Actually Issued Common Shares) is less than the initial maximum settlement rate, then the TEU Additional SAR related to that single Purchase Contract shall be recalculated and adjusted pursuant to the terms of the Initial SAR based on the Actually Issued Common Shares instead of the initial maximum settlement rate and the chief executive officer shall forfeit on such settlement date any TEU Additional SARs granted in excess of those that would have been granted on the respective settlement date.

The following table represents a summary of all outstanding SARs (Initial SAR, Additional SARs and TEU Additional SARs, together the SARs):

	Initial SAR	Additional SAR I (1)	Additional SAR II (2)	Additional SAR III (3)	Additional SAR IV (4)	Additional SAR V (5)	TEU Additional SAR (6)
Grant Date	08/21/12	06/21/13	07/01/13	07/02/13	12/10/13	05/21/14	05/21/14
Number of shares	500,000	150,933	88,366	15,275	70,877	252,023	293,622
Base price per share	$12.12	$13.06	$13.60	$13.55	$12.83	$10.09	$10.09
Grant date fair value per share	$3.58	$1.86	$1.94	$1.93	$1.86	$1.22	$1.58

(1)	Issued due to the Company’s common stock issuance for an underwritten public offering completed on June 21, 2013.
(2)	Issued due to the Company’s common stock issuance in connection with the PBOC acquisition completed on July 1, 2013
(3)	Issued due to the Company’s common stock issuance for the exercise of over-allotment option granted to the underwriters of the Company’s public common stock offering initially completed on June 21, 2013
(4)	Issued due to the Company’s common stock issuance in a private placement completed on December 10, 2013
(5)	Issued due to the Company’s common stock issuance for an underwritten public offering completed on May 21, 2014.
(6)	The TEU Additional SAR originally related to 300,219 shares of common stock with a scheduled vesting of May 21, 2017, as described above. As a result of the settlement of a portion of the Purchase Contacts on May 30, 2014, the TEU Additional SAR accelerated in vesting with respect to 43,983 shares on May 30, 2014 and on that same date 6,597 shares were forfeited. TEU Additional SARs that have accelerated in vesting have the same terms and conditions as the Initial SAR.

The SARs originally were to be settled in cash and the compensation expense for the SARs was recognized over the vesting period based on the fair value as calculated using Black Scholes as of the grant date and adjusted each quarter. On December 13, 2013, the Company amended the Initial SAR agreement to provide that the SARs be settled in shares of voting common stock rather than cash, with all other terms remaining substantially the same. Currently, compensation expense is recognized over the vesting period based on the fair value as calculated using Black Scholes as of the conversion date for the SARs issued before the conversion date and grant dates for the SARs issued after the conversion date.

NOTE 15—SHAREHOLDERS’ EQUITY

Warrants

On November 1, 2010, the Company issued warrants to TCW Shared Opportunity Fund V, L.P. for up to 240,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to anti-dilutive adjustments. These warrants are exercisable from the date of issuance through November 1, 2015. On November 1, 2010, the Company also issued warrants to COR Advisors LLC to purchase up to 1,395,000 shares of non-voting stock at an exercise price of $11.00 per share, subject to anti-dilutive adjustments. Of these warrants, warrants for the right to purchase 960,000 shares are now held indirectly by Steven A. Sugarman, President and Chief Executive Officer of the Company and warrants for the right to purchase 435,000 shares are now held by Jeffrey T. Seabold, Executive Vice President and Chief Lending Officer of the Company. These warrants are exercisable at the time of issuance based upon the additional shares issued and the anti-dilutive provisions set in the agreement and became fully exercisable at the time the anti-dilutive event occurred. These warrants are exercisable for five years after the original vesting date. The warrants are exercisable for voting common stock in lieu of non-voting common stock following the transfer of the warrants in a widely dispersed offering or in other limited circumstances.

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

On December 10, 2013, the Company completed the issuance and sale of an aggregate of 1,509,450 shares of common stock in a private placement to Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. at $13.25 per share, in exchange for aggregate cash consideration of approximately $20 million.

On May 21, 2014, the Company issued 5,150,000 shares of its voting common stock in an underwritten public offering and for gross proceeds of approximately $50.4 million and 772,500 shares of voting common stock upon the exercise in full by the underwriters of the underwritten public offering of their 30-day over-allotment option, for additional gross proceeds of approximately $7.6 million.

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

Tangible Equity Units

On May 21, 2014, the Company completed an underwritten public offering of 1,380,000 of its tangible equity units (TEUs), which included 180,000 TEUs issued to the underwriter upon the full exercise of its over-allotment option, resulting in net proceeds of $65.6 million. Each TEU is comprised of a prepaid stock purchase contract (each, a Purchase Contract) and a junior subordinated amortizing note due May 15, 2017 issued by the Company (each, an Amortizing Note). Unless settled early at the holder’s option, each Purchase Contract will automatically settle and the Company will deliver a number of shares of its voting common stock based on the then-applicable market value of the voting common stock, ranging from an initial minimum settlement rate of 4.4456 shares per Purchase Contract (subject to adjustment) if the applicable market value is equal to or greater than $11.247 per share to an initial maximum settlement rate of 5.1124 shares per Purchase Contract (subject to adjustment) if the applicable market value is less than or equal to $9.78 per share.

From the first business day following the issuance of the TEUs to but excluding the third business day immediately preceding May 15, 2017, a holder of a Purchase Contract may settle its Purchase Contract early, and the Company will deliver to the holder 4.4456 shares of voting common stock. The holder also may elect to settle its Purchase Contract early in connection with a “fundamental change,” in which case the holder will receive a number of shares of voting common stock based on a fundamental change early settlement rate. The Company may elect to settle all Purchase Contracts early by delivering to each holder 5.1124 shares of voting common stock or, under certain circumstances, by delivering 4.4456 shares of voting common stock. As of June 30, 2014, a total of 232,500 Purchase Contracts had been settled early by their holders, resulting in the issuance by the Company of 1,033,602 shares of voting common stock. As of June 30, 2014, 1,147,500 Purchase Contracts remained outstanding.

Each Amortizing Note has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50% per annum and has a scheduled final installment payment date of May 15, 2017. On each August 15, November 15, February 15 and May 15, commencing on August 15, 2014, the Company will pay holders of Amortizing Notes equal quarterly cash installments of $1.00 per Amortizing Note (or, in the case of the installment payment due on August 15, 2014, $0.933333 per Amortizing Note) (such installments, the “installment payments”), which installment payments in the aggregate will be equivalent to a 8.00% cash distribution per year with respect to each $50.00 stated amount of TEUs. Each installment payment will constitute a payment of interest (at a rate of 7.50% per annum) and a partial repayment of principal on each Amortizing Note. The Company has the right to defer installment payments at any time and from time to time, subject to certain restrictions, so long as such deferral period does not extend beyond May 15, 2019. If the Company elects to settle the Purchase Contracts early, the holders of the Amortizing Notes will have the right to require the Company to repurchase the Amortizing Notes.

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

The following table presents changes to accumulate other comprehensive income by components are presented in the following tables for the periods indicated:

	Three Months Ended			Six Months Ended
	Unrealized Gain (Loss) on AFS Securities	Cash Flow Hedge	Total	Unrealized Gain (Loss) on AFS Securities	Cash Flow Hedge	Total
	(In thousands)
June 30, 2014:
Balance at beginning of period	$(310)	$9	$(301)	$(826)	$226	$(600)
Unrealized gain(loss) arising during the period	1,099	(292)	807	2,122	(509)	1,613
Reclassification adjustment from other comprehensive income	(15)	—	(15)	(522)	—	(522)
Tax effect of current period changes	—	—	—	—	—	—

Total changes, net of taxes	1,084	(292)	792	1,600	(509)	1,091

Balance at end of period	$774	$(283)	$491	$774	$(283)	$491

June 30, 2013:
Balance at beginning of period	$1,189	$—	$1,189	$1,397	$—	$1,397
Unrealized gain(loss) arising during the period	(400)	—	(400)	(300)	—	(300)
Reclassification adjustment from other comprehensive income	(1)	—	(1)	(309)	—	(309)
Tax effect of current period changes	—	—	—	—	—	—

Total changes, net of taxes	(401)	—	(401)	(609)	—	(609)

Balance at end of period	$788	$—	$788	$788	$—	$788

NOTE 16 – EARNINGS PER COMMON SHARE

Net income (loss) allocated to common shareholders is computed by subtracting income allocated to participating securities and preferred stock dividend from net income. Participating securities are instruments granted in share-based payment transactions that contain rights to receive nonforfeitable dividends or dividend equivalents, which includes the SARs to the extent they confer dividend equivalent rights, as described under “Stock Appreciation Rights” in Note 14. Basic earnings (loss) per common share (EPS) is computed by dividing net income allocated to common shareholders by the weighted average number of shares outstanding, including the minimum number of shares issuable under purchase contracts relating to the tangible equity units. Diluted EPS is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of shares outstanding, adjusted for the dilutive effect of the restricted stock units, the potentially issuable shares in excess of the minimum under purchase contracts relating to the tangible equity units, outstanding stock options, and warrants to purchase common stock. Computations for basic and diluted EPS are provided below.

	Three Months Ended			Six Months Ended
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
June 30, 2014:
Basic:
Net income	$7,934	$187	$8,121	$8,649	$229	$8,878
Less: income allocated to participating securities	(156)	(4)	(160)	(67)	(2)	(69)
Less: preferred stock dividends	(889)	(21)	(910)	(1,773)	(47)	(1,820)

Net income allocated to common shareholders	$6,889	$162	$7,051	$6,809	$180	$6,989

Weighted average common shares outstanding	25,239,390	596,018	25,835,408	22,439,267	593,030	23,032,297

Basic earnings per common share	$0.27	$0.27	$0.27	$0.30	$0.30	$0.30

Diluted:
Net income allocated to common shareholders	$6,889	$162	$7,051	$6,809	$180	$6,989

Weighted average common shares outstanding for basic earnings per common share	25,239,390	596,018	25,835,408	22,439,267	593,030	23,032,297
Add: Dilutive effects of restricted stock units	38,741	—	38,741	22,110	—	22,110
Add: Dilutive effects of purchase contracts	55,370	—	55,370	27,838	—	27,838
Add: Dilutive effects of stock options	568	—	568	13,268	—	13,268
Add: Dilutive effects of warrants	—	58,478	58,478	—	158,205	158,205

Average shares and dilutive common shares	25,334,069	654,496	25,988,565	22,502,483	751,235	23,253,718

Diluted earnings per common share	$0.27	$0.25	$0.27	$0.30	$0.24	$0.30

June 30, 2013:
Basic:
Net income	$4,021	$342	$4,363	$4,839	$453	$5,292
Less: income allocated to participating securities	(116)	(10)	(126)	(86)	(8)	(94)
Less: preferred stock dividends	—	—	—	(263)	(25)	(288)

Net income allocated to common shareholders	$3,905	$332	$4,237	$4,490	$420	$4,910

Weighted average common shares outstanding	11,235,177	955,027	12,190,204	11,025,454	1,033,173	12,058,627

Basic earnings per common share	$0.35	$0.35	$0.35	$0.41	$0.41	$0.41

Diluted:
Net income allocated to common shareholders	$3,905	$332	$4,237	$4,490	$420	$4,910

Weighted average common shares outstanding for basic earnings per common share	11,235,177	955,027	12,190,204	11,025,454	1,033,173	12,058,627
Add: Dilutive effects of stock options	29,510	—	29,510	14,418	—	14,418
Add: Dilutive effects of warrants	—	195,770	195,770	—	137,312	137,312

Average shares and dilutive common shares	11,264,687	1,150,797	12,415,484	11,039,872	1,170,485	12,210,357

Diluted earnings per common share	$0.35	$0.29	$0.34	$0.41	$0.36	$0.40

For three and six months ended June 30, 2014, there were 683,054 and 558,054 stock options, respectively, for common stock that were not considered in computing diluted earnings per common share, because they were anti-dilutive. For three and six months ended June 30, 2013, there were 168,569 and 243,569 stock options, respectively, for common stock that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	June 30, 2014		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Financial Instruments whose contract amounts represent credit risk
Commitments to extend credit	$68,535	$61,569	$35,425	$61,613
Unused lines of credit	18,524	283,545	3,403	268,669
Letters of credit	760	6,718	10	6,289

Commitments to make loans are generally made for periods of 30 days or less.

As of June 30, 2014, total forward commitments were $450.0 million. These commitments consisted of jumbo mortgage loan sale commitments of $69.0 million, TBAs of $351.0 million, best efforts of $29.8 million, and other commitments of $226 thousand. Additionally, the Company had IRLCs of $281.2 million at June 30, 2014.

NOTE 18—RELATED-PARTY TRANSACTIONS

The Bank has granted loans to certain officers and directors and their related interests. Such loans amounted to $200 thousand and $748 thousand at June 30, 2014 and December 31, 2013, respectively. These loans are made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. The Bank has an Employee Loan Program (the “Program”) which offers executive officers, directors and principal shareholders that meet the eligibility requirements the opportunity to participate on the same terms as employees generally, provided that any loan to an executive officer, director or principal shareholder must be approved by the Bank’s Board of Directors. The sole benefit provided under the Program is a reduction in loan fees.

Deposits from principal officers, directors, and their related interests amounted to $2.4 million and $10.5 million at June 30, 2014 and December 31, 2013, respectively.

Transactions Involving Steven A. Sugarman. The following is a description of transactions involving the Company and certain entities affiliated with or relatives of Steven A. Sugarman, President and Chief Executive Officer of the Company and the Bank and a member of the Board of Directors of the Company and the Bank.

Palisades Lease Payment Reimbursements. The Company acquired its subsidiary, Palisades Group, LLC (Palisades) on September 10, 2013, at which time Palisades occupied premises in Santa Monica, California leased by COR Securities Holding, Inc. (CORSHI), of which Mr. Sugarman is the Chief Executive Officer as well as a shareholder (both directly and indirectly). In light of the benefit received by Palisades of its occupancy of the Santa Monica premises, the non-interested directors of the Company’s Board ratified reimbursement to CORSHI for rental payments made for the Santa Monica premises for the period commencing September 16, 2013 through the last date Palisades occupies the premises. Palisades negotiated with an unaffiliated third party a lease for new premises and occupied those premises on June 27, 2014. On the same date, Palisades vacated the Santa Monica CORSHI premises.

The aggregate rent payments reimbursed to CORSHI from September 16, 2013 through December 30, 2013 were $39,972 comprised of (i) $5,661, the pro-rated base rent amount for the partial month of September 2013; (ii) $11,324 per month in base rent for the months of October and November 2013, and (iii) $11,663 per month in base rent for the month of December 2013.

Regarding the security deposit for the premises, after Palisades occupied the CORSHI premises, the Company reimbursed CORSHI relating to a security deposit amount for the premises of $33,844. The Company received reimbursement of this security deposit amount from Palisades. For the months of January 1, 2014 through June 27, 2014, CORSHI granted Palisades a rent abatement equal to the $33,844 security deposit and combined with additional payments, Palisades paid leasing cost totaling $57,616 to CORSHI for that same time period. The Board’s Compensation, Nominating and Corporate Governance Committee have monitored all the reimbursement costs and will review the aggregate reimbursement costs.

Palisades Consulting Agreement. As discussed above, the Company acquired its subsidiary, Palisades on September 16, 2013. Effective July 1, 2013, Palisades entered into a consulting agreement with Jason Sugarman, Mr. Sugarman’s brother. Jason Sugarman provides advisory services to financial institutions and other institutional clients related to investments in residential mortgages, real estate and real estate related assets and Palisades entered into the agreement with Jason Sugarman to provide these types of consulting services. The consulting agreement is for a term of 5 years, with a minimum payment of $30,000 owed at the end of each quarter for consulting services Jason Sugarman has provided Palisades. There is also the potential for additional bonus payments based on the nature of work performed and the financial results of Palisades. The aggregate amount of identified payments that will be paid by Palisades to Jason Sugarman under the five-year term of the consulting agreement will exceed $600,000. The $600,000 is the minimum amount owed but does not include any bonuses that may be earned under the agreement. For the year ended December 31, 2013 and the six months ended June 30, 2014, amounts earned by Jason Sugarman under the consulting agreement totaled $120,662 and $60,000, respectively. The consulting agreement may be terminated at any time by ether Palisades or Jason Sugarman upon 30 days prior written notice. The consulting agreement with Jason Sugarman was reviewed as a related party transaction and approved by the Compensation, Nominating and Corporate Governance Committee and approved by the disinterested directors of the Board.

CS Financial Acquisition. Certain relatives and entities affiliated with Mr. Sugarman received benefits as part of the CS Financial acquisition described in detail below under “—Transactions Involving Jeffrey T. Seabold.”

Transactions Involving Jeffrey T. Seabold. The following is a description of transactions involving the Company and certain entities affiliated with Jeffrey T. Seabold, who currently is employed as Executive Vice President, Chief Lending Officer of the Company and the Bank and previously served as a director of the Company and the Bank.

CS Financial Acquisition. Effective October 31, 2013, the Company acquired CS Financial Inc. (CS Financial), a California corporation and Southern California-based mortgage banking firm controlled by Jeffrey T. Seabold and in which certain relatives and entities affiliated with Mr. Sugarman also own certain minority, non-controlling interests. The following is a description of the transaction.

CS Financial Service Agreement. On December 27, 2012, the Company entered into a Management Services Agreement (Services Agreement) with CS Financial. On December 27, 2012, Mr. Seabold was then a member of the Board of Directors of each of the Company and the Bank. Under the Services Agreement, CS Financial agreed to provide the Bank such reasonably requested financial analysis, management consulting, knowledge sharing, training services and general advisory services as the Bank and CS Financial mutually agreed upon with respect to the Bank’s residential mortgage lending business, including strategic plans and business objectives, compliance function, monitoring, reporting and related systems, and policies and procedures, at a monthly fee of $100,000. The Services Agreement was recommended by disinterested members of management of the Bank and negotiated and approved by special committees of the Board of Directors of each of the Company and the Bank (Special Committees), comprised exclusively of independent, disinterested directors of the Boards. Each of the Boards of Directors of the Bank and the Company also considered and approved the Services Agreement, upon the recommendation of the Special Committees.

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

Option to Acquire CS Financial. Under the Employment Agreement, Mr. Seabold granted to the Company and the Bank an option (CS Call Option), to acquire CS Financial for a purchase price of $10 million, payable pursuant to the terms provided under the Employment Agreement. Based upon the recommendation of the Special Committees, with the assistance of outside financial and legal advisors and consultants, the Boards of Directors of the Company and the Bank, with Mr. Sugarman recusing himself from the discussions and vote due to previously disclosed conflicts of interest, approved the recommendation of the Special Committees and, pursuant to a letter dated July 29, 2013, the Company indicated that the CS Call Option was being exercised by the Bank, subject to the negotiation and execution of definitive transaction documentation consistent with the applicable provisions of the Employment Agreement and the satisfaction of the terms and conditions set forth therein.

Merger Agreement. After exercise of the CS Call Option as described above, the Company and the Bank entered into an Agreement and Plan of Merger (Merger Agreement) with CS Financial, the shareholders of CS Financial (Sellers) and Mr. Seabold, as the Sellers’ Representative and completed its acquisition of CS Financial on October 31, 2013.

Subject to the terms and conditions set forth in the Merger Agreement, which was approved by the Board of Directors of each of the Company, the Bank and CS Financial, at the effective time of the Merger, the outstanding shares of common stock of CS Financial was converted into the right to receive in the aggregate: (1) upon the closing of the Merger, (a) 173,791 shares (Closing Date Shares) of voting common stock, par value $0.01 per share, of the Company (Voting Common Stock), and (b) $1,500,000 in cash and $3,150,000 in the form of a noninterest-bearing note issued by the Company to Mr. Seabold that was due and paid by the Company on January 2, 2014; and (2) upon the achievement of certain performance targets by the Bank’s Lending Division following the closing of the Merger that are set forth in the Merger Agreement, up to 92,781 shares (Performance Shares) of Voting Common Stock ((1) and (2), together, Merger Consideration).

Seller Stock Consideration. The Sellers under the Merger Agreement included Mr. Seabold, and the following relatives of Mr. Sugarman: Jason Sugarman (brother), Elizabeth Sugarman (sister-in-law), and Michael Sugarman (father), who each owned minority, non-controlling interests in CS Financial.

Upon the closing of the Merger and pursuant to the terms of the Merger Agreement, the aggregate shares of Voting Common Stock issued as the consideration to the Sellers was 173,791 shares, which was allocated by the Sellers and issued as follows: (i) 103,663 shares to Mr. Seabold, (ii) 16,140 shares to Jason Sugarman, (iii) 16,140 shares to Elizabeth Sugarman, (iv) 3,228 shares to Michael Sugarman, and (v) 34,620 shares to certain employees of CS Financial. Of the 103,663 shares to be issued to Mr. Seabold, as allowed under the Merger Agreement and in consideration of repayment of a certain debt incurred by CS Financial owed to an entity controlled by Elizabeth Sugarman, Mr. Seabold requested the Company to issue all 103,663 shares directly to Elizabeth Sugarman, and such shares were so issued by the Company to Elizabeth Sugarman.

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

Transaction Involving Halle Benett. On May 21, 2014, the Company issued 5,150,000 shares of its Voting Common Stock in an underwritten public offering and 772,500 shares of Voting Common Stock upon the exercise in full by the underwriters of the underwritten public offering of their 30-day over-allotment option. Halle Benett, a director of the Company and the Bank, became employed on April 1, 2014 as a Managing Director and Co-head of the Diversified Financials Group at Keefe, Bruyette & Woods, Inc., a Stifel company. Keefe, Bruyette & Woods, Inc., acted as one of the underwriters of the public offering and estimated that it will receive gross underwriting fees and commissions from the Company of approximately $520,644 for its services as an underwriter.

Transaction Involving Former Chairman Timothy R. Chrisman. On May 15, 2014, the disinterested members of the Board of Directors of the Company approved a strategic advisor agreement of Chrisman & Co., pursuant to which Timothy R. Chrisman would provide strategic advisory services for the Company. On May 15, 2014, Mr. Chrisman retired from the Company Board upon expiration of the term of his directorship after the Company’s 2014 Annual Meeting of shareholders. The initial term of the strategic advisor agreement is for a period of one year and, thereafter, the agreement may be extended on a month-to-month basis. For services performed during the initial term, a fixed annual advisory fee of $200,000 will be paid to Chrisman & Co.

Transaction with TCW Shared Opportunity Fund V, L.P., a Greater than 5 percent Shareholder as of December 31, 2013. TCW Shared Opportunity Fund V, L.P. (TCW) initially became a holder of the Company’s Voting Common Stock and non-voting common stock (Non-Voting Common Stock) as a lead investor in the November 2010 recapitalization of the Company (the Recapitalization). In connection with its investment in the Recapitalization, TCW also was issued by the Company an immediately exercisable five-year warrant (the TCW Warrant) to purchase 240,000 shares of Non-Voting Common Stock or, to the extent provided therein, shares of Voting Common Stock in lieu of Non-Voting Common Stock. TCW was issued shares of Non-Voting Common Stock in the Recapitalization because at that time, a controlling interest in TCW Asset Management Company, the investment manager to TCW, was held by a foreign banking organization, and in order to prevent TCW from being considered a bank holding company under the Bank Holding Company Act of 1956, as amended, the number of shares of Voting Common Stock it purchased in the Recapitalization had to be limited to 4.99 percent of the total number of shares of Voting Common Stock outstanding immediately following the Recapitalization. For the same reason, the TCW Warrant could be exercised by TCW for Voting Common Stock in lieu of Non-Voting Common Stock only to the extent TCW’s percentage ownership of the Voting Common Stock at the time of exercise would be less than 4.99 percent as a result of dilution occurring from additional issuances of Voting Common Stock subsequent to the Recapitalization.

In 2013, the foreign banking organization sold its controlling interest in TCW Asset Management Company, eliminating the need to limit TCW’s percentage ownership of the Voting Common Stock to 4.99 percent. As a result, on May 29, 2013, the Company and TCW entered into a Common Stock Share Exchange Agreement, dated May 29, 2013 (Exchange Agreement), pursuant to which TCW may from time to time exchange its shares of Non-Voting Common Stock for shares of Voting Common Stock issued by the Company on a share-for-share basis, provided that immediately following any such exchange, TCW’s percentage ownership of Voting Common Stock does not exceed 9.99 percent. The shares of Non-Voting Common Stock that may be exchanged by TCW pursuant to the Exchange Agreement include the shares of Non-Voting Common Stock it purchased in the Recapitalization, the additional shares of Non-Voting Common Stock TCW acquired subsequent to the Recapitalization (and may in the future acquire) pursuant to the Company’s Dividend Reinvestment Plan and any additional shares of Non-Voting Common Stock that TCW acquires pursuant to its exercise of the TCW Warrant.

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

Securities Purchase Agreement with Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P., a Greater than 5 percent Shareholder. As reported in a Schedule 13-D filed by with the SEC on December 10, 2013, Patriot Financial Partners, L.P and Patriot Financial Partners Parallel, L.P. (Patriot) hold 1,509,450 shares of the Company’s Voting Common Stock. On April 22, 2014, the Company entered into a Securities Purchase Agreement (SPA) with Patriot pursuant to which the Company agreed to sell shares of Voting Common Stock to Patriot at a price (Per Share Purchase Price) of $11.50 per share, subject to adjustment in the event the Company sells shares of Voting Common Stock in certain circumstances at a lower price prior to the closing of the pending acquisition of certain branches of Banco Popular North America by the Bank. The Company agreed to sell a number of shares of Voting Common Stock to Patriot equal to $10,000,000 divided by the Per Share Purchase Price; provided that Patriot may purchase additional shares so that the percentage of the outstanding Voting Common Stock owned by Patriot immediately following the closing of the investment contemplated by its SPA will equal 9.9%. Based on the Voting Common Stock outstanding as of June 30, 2014 and based on Patriot becoming a 9.9% holder, the Company has calculated that the aggregate shares of Voting Common Stock to be issued to Patriot will be approximately 1,641,146 shares and, thereafter, the aggregate shares of Voting Common Stock held by Patriot will be approximately 3,150,596 shares, which includes the 1,641,146 newly issued shares and 1,509,450 shares of Voting Common Stock the Company believes is currently held by Patriot.

NOTE 19 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events occurred during such period that would require disclosure in this report or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of June 30, 2014.

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

SELECTED FINANCIAL DATA

The following table presents certain selected financial data as of or for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
	2014	2013	2014	2013
	($ in thousands, except per share data)
Selected financial condition data:
Total assets	$4,386,522	$2,535,114	$4,386,522	$2,535,114
Loans and leases receivable, net of allowance	2,579,586	1,597,367	2,579,586	1,597,367
Loans held for sale	1,095,741	257,949	1,095,741	257,949
Securities available-for-sale	233,013	106,751	233,013	106,751
Cash and cash equivalents	258,051	462,335	258,051	462,335
Deposits	3,347,355	2,109,831	3,347,355	2,109,831
Total borrowings	546,481	127,127	546,481	127,127
Total equity	439,318	268,485	439,318	268,485
Average balances:
Average interest-earning assets	$3,858,772	$2,204,574	$3,714,235	$1,944,529
Average interest-bearing liabilities	3,175,424	1,909,023	3,060,109	1,658,692
Total average assets	4,034,447	2,301,382	3,882,154	2,027,690
Total average equity	385,098	203,873	357,511	197,921
Selected operations data:
Total interest income	$43,634	$26,741	$86,410	$45,909
Total interest expense	8,059	5,116	15,650	8,925
Provision for loan and lease losses	2,108	1,918	4,037	4,086
Total non-interest income	35,372	26,072	60,650	44,000
Total non-interest expense	60,465	39,594	118,233	69,152
Income before income taxes	8,374	6,185	9,140	7,746
Income tax expense	253	1,822	262	2,454
Net income	8,121	4,363	8,878	5,292
Dividends paid on preferred stock	910	—	1,820	288
Net income available to common shareholders	7,211	4,363	7,058	5,004
Basic earnings per total common share	$0.27	$0.35	$0.30	$0.41
Diluted earnings per total common share	$0.27	$0.34	$0.30	$0.40
Performance ratios:
Return on average assets	0.81%	0.76%	0.46%	0.53%
Return on average equity	8.46%	8.58%	5.01%	5.39%
Dividend payout ratio (1)	44.44%	34.29%	80.00%	58.54%
Interest rate spread information:
Net interest spread	3.52%	3.80%	3.66%	3.67%
Net interest margin (2)	3.70%	3.93%	3.84%	3.84%
Ratio of operating expense to average total assets	6.01%	6.90%	6.14%	6.88%
Efficiency ratio (3)	85.23%	83.01%	89.97%	85.39%
Ratio of average interest-earning assets to average interest-bearing liabilities	121.52%	115.48%	121.38%	117.23%
Credit quality:
Nonperforming assets to total assets	0.96%	0.42%	0.96%	0.42%
Allowance for loan and lease losses to nonperforming loans (4)	54.38%	185.28%	54.38%	185.28%
Allowance for loan and lease losses to gross loans (4)	0.87%	1.05%	0.87%	1.05%
Nonperforming loans	$41,611	$9,164	$41,611	$9,164
Nonperforming assets	42,216	10,701	42,216	10,701
Capital ratios:
Equity to total assets at end of period	10.02%	10.59%	10.02%	10.59%
Average equity to average assets	9.55%	8.86%	9.21%	9.76%

(1)	Dividends declared per common share divided by basic earnings per share.
(2)	Net interest income divided by average interest-earning assets
(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income
(4)	The allowance for loan and lease losses were $22.6 million and $17.0 million at June 30, 2014 and 2013, respectively.

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

The Bank offers a variety of financial services to meet the banking and financial needs of the communities we serve. The Bank is headquartered in Orange County, California and as of June 30, 2014, the Bank operated 17 branches in San Diego, Orange, and Los Angeles Counties in California and 60 producing loan production offices in California, Arizona, Oregon, Montana, Virginia, North Carolina, Colorado, Indiana, and Maryland.

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

2014 Highlights

•	Completed underwritten public offerings of common stock for gross proceeds of $57.9 million and 8.00% tangible equity units for gross proceeds of $69.0 million on May 21, 2014.

•	Announced a pending acquisition of Banco Popular’s California branch network on April 22, 2014.

•	Completed the acquisition of RenovationReady® on January 31, 2014.

•

Total interest and dividend income for the three months ended June 30, 2014 increased by $16.9 million, or 63.2 percent, to $43.6 million from $26.7 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, total interest and dividend income increased by $40.5 million, or 88.2 percent, to $86.4 million from $45.9 million for the six months ended June 30, 2013.

•	Net interest margin was 3.70 percent and 3.93 percent for the three months ended June 30, 2014 and 2013, respectively, and 3.84 percent for the six months ended June 30, 2014 and 2013.

•

Net interest income for the three months ended June 30, 2014 increased by $14.0 million, or 64.5 percent, to $35.6 million from $21.6 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, net interest income increased by $33.8 million, or 91.3 percent, to $70.8 million from $37.0 million for the six months ended June 30, 2013.

•

Noninterest income for the three months ended June 30, 2014 increased by $9.3 million, or 35.7 percent, to $35.4 million from $26.1 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, noninterest income increased by $16.7 million, or 37.8 percent, to $60.7 million from $44.0 million for the six months ended June 30, 2013. The Company recognized net gain on mortgage banking activities of $26.1 million and $20.3 million for the three months ended June 30, 2014 and 2013.

•

Noninterest expense for the three months ended June 30, 2014 increased by $20.9 million, or 52.7 percent, to $60.5 million from $39.6 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, noninterest expense increased by $49.1 million, or 71.0 percent, to $118.2 million from $69.2 million for the six months ended June 30, 2013. The increase relates predominantly to a higher salaries and employee benefits expense related to increased headcount as a result of growth and the acquisitions the Company completed during 2013.

•

Total assets increased by $758.5 million, or 20.9 percent, to $4.39 billion at June 30, 2014 from $3.63 billion at December 31, 2013, due primarily to an increase in loans held for sale and an increase in cash and cash equivalents. Average total assets increased to $4.03 billion and $3.88 billion for the three and six months ended June 30, 2014, respectively, from $2.30 billion and $2.03 billion for the three and six months ended June 30, 2013, respectively.

•

Loans and leases receivable, net of allowance for loan and lease losses, increased by $152.3 million, or 6.3 percent, to $2.58 billion at June 30, 2014 from $2.43 billion at December 31, 2013 as a result of increased loan production. Loans held for sale increased $379.0 million, 52.9 percent, to $1.10 billion at June 30, 2014 from $716.7 million at December 31, 2013 due to more originations than sales during the year. Average gross loans and leases increased to $3.55 billion and $3.42 billion for the three and six months ended June 30, 2014, respectively, from $1.84 billion and $1.63 billion for the three and six months ended June 30, 2013, respectively.

•

Total deposits increased by $428.7 million, or 14.7 percent, to $3.35 billion at June 30, 2014 from $2.92 billion at December 31, 2013. Average total deposits increased to $3.28 billion and $3.15 billion for the three and six months ended June 30, 2014, respectively, from $1.94 billion and $1.67 billion for the three and six months ended June 30, 2013, respectively.

RESULTS OF OPERATIONS

The following table presents condensed statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Interest and dividend income	$43,634	$26,741	$86,410	$45,909
Interest expense	8,059	5,116	15,650	8,925

Net interest income	35,575	21,625	70,760	36,984
Provision for loan and lease losses	2,108	1,918	4,037	4,086
Noninterest income	35,372	26,072	60,650	44,000
Noninterest expense	60,465	39,594	118,233	69,152

Income before income taxes	8,374	6,185	9,140	7,746
Income tax expense	253	1,822	262	2,454

Net income	8,121	4,363	8,878	5,292
Preferred stock dividends	910	—	1,820	288

Net income available to common shareholders	$7,211	$4,363	$7,058	$5,004

Basic earnings per common share	$0.27	$0.35	$0.30	$0.41
Diluted earnings per common share	$0.27	$0.35	$0.30	$0.41
Basic earnings per class B common share	$0.27	$0.35	$0.30	$0.41
Diluted earnings per class B common share	$0.25	$0.29	$0.24	$0.36

For the three months ended June 30, 2014, the Company recorded net income of $8.1 million, an increase of $3.8 million over net income of $4.4 million for the three months ended June 30, 2013. Preferred stock dividends were $910 thousand and $0 for the three months ended June 30, 2014 and 2013, respectively, and net income available to common shareholders was $7.2 million and $4.4 million for the three months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014, the Company recorded net income of $8.9 million, an increase of $3.6 million over net income of $5.3 million for the six months ended June 30, 2013. Preferred stock dividends were $1.8 million and $288 thousand for the six months ended June 30, 2014 and 2013, respectively, and net income available to common shareholders was $7.1 million and $5.0 million for the six months ended June 30, 2014 and 2013, respectively.

Net Interest Income

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	($ in thousands)
Interest-earning assets:
Gross loans and leases (1)	$3,553,693	$42,077	4.75%	$1,843,645	$26,153	5.69%
Securities	168,230	993	2.37%	102,880	369	1.44%
Other interest-earning assets (2)	136,849	564	1.65%	258,049	219	0.34%

Total interest-earning assets	3,858,772	43,634	4.54%	2,204,574	26,741	4.87%
Allowance for loan and lease losses	(20,567)			(16,546)
BOLI and non-interest earning assets (3)	196,242			113,354

Total assets	$4,034,447			$2,301,382

Interest-bearing liabilities:
Savings	$990,894	2,425	0.98%	$567,313	536	0.38%
Interest-bearing checking	660,341	1,864	1.13%	265,974	551	0.83%
Money market	603,917	639	0.42%	371,989	1,140	1.23%
Certificates of deposit	600,498	1,143	0.76%	574,158	1,076	0.75%
FHLB advances	226,429	99	0.18%	45,165	58	0.52%
Long-term debt and other interest-bearing liabilities	93,345	1,889	8.12%	84,424	1,755	8.34%

Total interest-bearing liabilities	3,175,424	8,059	1.02%	1,909,023	5,116	1.07%
Noninterest-bearing deposits	428,221			158,730
Non-interest-bearing liabilities	45,704			29,756

Total liabilities	3,649,349			2,097,509
Total shareholders’ equity	385,098			203,873

Total liabilities and shareholders’ equity	$4,034,447			$2,301,382

Net interest income/spread		$35,575	3.52%		$21,625	3.80%

Net interest margin (4)			3.70%			3.93%
Ratio of interest-earning assets to interest-bearing liabilities	121.52%			115.48%

(1)	Gross loans and leases are net of deferred fees, related direct cost and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Loan (costs) fees of $(14) thousand and $229 thousand and accretion of discount on purchased loans of $8.9 million and $5.4 million for the three months ended June 30, 2014 and 2013, respectively, are included in the interest income.
(2)	Includes average balance of FHLB stock at cost and average time deposits with other financial institutions
(3)	Includes average balance of bank-owned life insurance of $18.9 million and $18.8 million for the three months ended June 30, 2014 and 2013, respectively
(4)	Annualized net interest income divided by average interest-earning assets

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Interest-earning assets:
Gross loans and leases (1)	$3,422,420	$83,607	4.93%	$1,630,552	$44,690	5.53%
Securities	165,633	1,917	2.33%	109,955	867	1.59%
Other interest-earning assets (2)	126,182	886	1.42%	204,022	352	0.35%

Total interest-earning assets	3,714,235	86,410	4.69%	1,944,529	45,909	4.76%
Allowance for loan and lease losses	(19,983)			(15,898)
BOLI and non-interest earning assets (3)	187,902			99,059

Total assets	$3,882,154			$2,027,690

Interest-bearing liabilities:
Savings	$978,695	4,942	1.02%	$401,258	861	0.43%
Interest-bearing checking	626,919	3,515	1.13%	195,158	718	0.74%
Money market	559,769	1,275	0.46%	334,061	1,496	0.90%
Certificates of deposit	559,609	2,074	0.75%	593,096	2,227	0.76%
FHLB advances	242,928	199	0.17%	50,044	121	0.49%
Long-term debt and other interest-bearing liabilities	92,189	3,645	7.97%	85,075	3,502	8.30%

Total interest-bearing liabilities	3,060,109	15,650	1.03%	1,658,692	8,925	1.09%
Noninterest-bearing deposits	422,181			150,684
Non-interest-bearing liabilities	42,353			20,393

Total liabilities	3,524,643			1,829,769
Total shareholders’ equity	357,511			197,921

Total liabilities and shareholders’ equity	$3,882,154			$2,027,690

Net interest income/spread		$70,760	3.66%		$36,984	3.67%

Net interest margin (4)			3.84%			3.84%
Ratio of interest-earning assets to interest-bearing liabilities	121.38%			117.23%

(1)	Gross loans and leases are net of deferred fees, related direct cost and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Loan fees of $155 thousand and $473 thousand and accretion of discount on purchased loans of $19.3 million and $8.0 million for the six months ended June 30, 2014 and 2013, respectively, are included in the interest income.
(2)	Includes average balance of FHLB stock at cost and average time deposits with other financial institutions
(3)	Includes average balance of bank-owned life insurance of $18.9 million and $18.7 million for the six months ended June 30, 2014 and 2013, respectively
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

	Three Months Ended June 30, 2014 vs. 2013			Six Months Ended June 30, 2014 vs. 2013
	Increase (Decrease) Due to		Net Increase	Increase (Decrease) Due to		Net Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Gross loans and leases	$20,855	$(4,931)	$15,924	$44,254	$(5,337)	$38,917
Securities	309	315	624	546	504	1,050
Other interest-earning assets	(146)	491	345	(180)	714	534

Total interest-earning assets	21,018	(4,125)	16,893	44,620	(4,119)	40,501
Interest-bearing liabilities:
Savings	604	1,285	1,889	2,103	1,978	4,081
Interest-bearing checking	1,055	258	1,313	2,262	535	2,797
Money market	484	(985)	(501)	723	(944)	(221)
Certificates of deposit	50	17	67	(124)	(29)	(153)
FHLB advances	101	(60)	41	203	(125)	78
Long-term debt and other interest-bearing liabilities	182	(48)	134	285	(142)	143

Total interest-bearing liabilities	2,476	467	2,943	5,452	1,273	6,725

Net interest income	$18,542	$(4,592)	$13,950	$39,168	$(5,392)	$33,776

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net interest income was $35.6 million for the three months ended June 30, 2014, an increase of $14.0 million, or 64.5 percent, from $21.6 million for the three months ended June 30, 2013. The growth in net interest income from prior periods was largely due to higher interest income from loans partially offset by higher interest expense on deposits.

Interest income on total loans and leases was $42.1 million for the three months ended June 30, 2014, an increase of $15.9 million, or 60.9 percent, from $26.2 million for the three months ended June 30, 2013. The increase in loan interest income was driven by a $1.71 billion increase in total average gross loans and leases as a result of acquired loans from the PBOC acquisition of $385.3 million, purchases of a seasoned SFR mortgage loan pool of $477.3 million, and increases in residential mortgage loans held for sale.

Interest income on securities was $993 thousand for the three months ended June 30, 2014, an increase of $624 thousand, or 169.1 percent, from $369 thousand for the three months ended June 30, 2013. The increases were mainly due to acquired securities from the PBOC acquisition of $219.3 million and purchases of $130.2 million during the three months ended June 30, 2014 to reduce excess liquidity from the common stock and tangible equity units offerings during that period.

Interest expense on interest-bearing deposits was $6.1 million for the three months ended June 30, 2014, an increase of $2.8 million, or 83.8 percent, from $3.3 million for the three months ended June 30, 2013. The increase in average balance was mainly due to acquired interest-bearing deposits from the PBOC acquisition of $325.8 million and deposits generated through strategic plans aiming to increase core deposits by launching interest-bearing core deposit products with enhanced features to attract high net worth depositors, partially offset by $464.3 million of deposits sold to AWB. The increase in average cost was due to the higher interest rates on those deposits generated through strategic plans.

Interest expense on FHLB advances was $99 thousand for the three months ended June 30, 2014, an increase of $41 thousand, or 70.7 percent, from $58 thousand for the three months ended June 30, 2013. The increase was due mainly to an increase of $181.3 million in average balance, partially offset by a decrease in average rate resulting from the replacement of matured long-term advances with short-term advances.

Interest expense on long-term debt and other interest-bearing was $1.9 million for the three months ended June 30, 2014, an increase of $134 thousand, or 7.6 percent, from $1.8 million for the three months ended June 30, 2013. The increase was due mainly to the utilization of federal funds sold and repurchase agreements and additional interest expense incurred on the Amortizing Notes issued as part of the tangible equity units.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net interest income was $70.8 million for the six months ended June 30, 2014, an increase of $33.8 million, or 91.3 percent, from $37.0 million for the six months ended June 30, 2013. The growth in net interest income from prior periods was largely due to higher interest income from loans partially offset by higher interest expense on deposits.

Interest income on total loans and leases was $83.6 million for the six months ended June 30, 2014, an increase of $38.9 million, or 87.1 percent, from $44.7 million for the six months ended June 30, 2013. The increase in loan interest income was driven by a $1.79 billion increase in total average gross loans and leases as a result of acquired loans from the PBOC acquisition of $385.3 million, purchases of the seasoned SFR mortgage loan pools of $477.3 million, and increases in residential mortgage loans held for sale.

Interest income on securities was $1.9 million for the six months ended June 30, 2014, an increase of $1.1 million, or 121.1 percent, from $867 thousand for the six months ended June 30, 2013. The increases were mainly due to acquired securities from the PBOC acquisition of $219.3 million and purchases of $153.9 million, partially offset by sales, calls, pay offs, and pay-downs of $247.8 million.

Interest expense on interest-bearing deposits was $11.8 million for the six months ended June 30, 2014, an increase of $6.5 million, or 122.7 percent, from $5.3 million for the six months ended June 30, 2013. The increase in average balance was mainly due to acquired interest-bearing deposits from the PBOC acquisition of $325.8 million and deposits generated through strategic plans aiming to increase core deposits by launching interest-bearing core deposit products with enhanced features to attract high net worth depositors, partially offset by $464.3 million of deposits sold to AWB. The increase in average cost was due to the higher interest rates on those deposits generated through strategic plans.

Interest expense on FHLB advances was $199 thousand for the six months ended June 30, 2014, an increase of $78 thousand, or 64.5 percent, from $121 thousand for the six months ended June 30, 2013. The increase was due mainly to an increase of $192.9 million in average balance, partially offset by a decrease in average rate resulting from the replacement of matured long-term advances with short-term advances.

Interest expense on long-term debt and other interest-bearing was $3.6 million for the six months ended June 30, 2014, an increase of $143 thousand, or 4.1 percent, from $3.5 million for the six months ended June 30, 2013. The increase was due mainly to the utilization of federal funds sold and repurchase agreements and additional interest expense incurred on the Amortizing Debt from tangible equity units.

Provision for Loan and Lease Losses

Provisions for loan and lease losses are charged to operations at a level required to reflect probable incurred credit losses in the loan and lease portfolio. The Company provided $2.1 million and $1.9 million, respectively, for the three months ended June 30, 2014 and 2013, and $4.0 million and $4.1 million, respectively, for the six months ended June 30, 2014 and 2013, to its provision for loan and lease losses.

On a quarterly basis, the Company evaluates the PCI loans and the loan pools for potential impairment. The Company provided $125 thousand and $559 thousand, respectively, for the three months ended June 30, 2014 and 2013, and $125 thousand and $998 thousand, respectively, for the six months ended June 30, 2014 and 2013, to the provision for loan losses for the PCI loans. The provision for losses on PCI loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding loans/loan pools and the analysis of the loan performance data since the acquisition of these loans. The Company will continue updating cash flow projections on PCI loans on a quarterly basis. Due to the uncertainty in the future performance of the PCI loans, additional impairments may be recognized in the future.

See further discussion in Item 2. Management’s Discussion and Analysis - Allowance for Loan and Lease Losses.

Noninterest Income

The following table presents the breakdown of non-interest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Customer service fees	$356	$509	$609	$1,055
Loan servicing income	774	458	2,027	646
Income from bank owned life insurance	56	50	103	88
Net gain on sale of securities available for sale	15	1	522	309
Net gain on sale of loans	3,038	3,724	5,641	4,036
Net gain on mortgage banking activities	26,133	20,261	43,457	36,631
Other income	5,000	1,069	8,291	1,235

Total noninterest income	$35,372	$26,072	$60,650	$44,000

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Noninterest income was $35.4 million for the three months ended June 30, 2014, an increase of $9.3 million, or 35.7 percent, from $26.1 million for the three months ended June 30, 2013. The increase in noninterest income relates predominantly to increases in net gain on mortgage banking activities, other income, and loan servicing income, partially offset by less net gain on sale of loans.

Customer service fees were $356 thousand for the three months ended June 30, 2014, a decrease of $153 thousand, or 30.1 percent, from $509 thousand for the three months ended June 30, 2013. The decrease was due mainly to the reduction in the number of customer deposit accounts as a result of the AWB branch sale in the fourth quarter of 2013.

Loan servicing income was $774 thousand for the three months ended June 30, 2014, an increase of $316 thousand, or 69.0 percent, from $458 thousand for the three months ended June 30, 2013. The increase was due mainly to larger servicing unpaid principal balances as well as a sale of mortgage servicing rights during the three months ended June 30, 2014.

Net gain on the sale of loans was $3.0 million for the three months ended June 30, 2014, a decrease of $686 thousand, or 18.4 percent, from $3.7 million for the three months ended June 30, 2013. The decrease was due to a large loan sale of seasoned SFR mortgage loan pools with a $3.4 million gain during the three months ended June 30, 2013, partially offset by larger sales of jumbo mortgages during the three months ended June 30, 2014. During the three months ended June 30, 2014 and 2013, the Company sold $223.7 million and $24.4 million, respectively, of jumbo mortgages and recognized gains on sale of $2.1 million and $222 thousand, respectively,

During the three months ended June 30, 2014, the Bank originated $715.1 million and sold $651.0 million of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $23.2 million and 3.25 percent, respectively, and loan origination fees were $2.9 million for the three months ended June 30, 2014. Included in the net gain is the initial capitalized value of our MSRs, which totaled $5.9 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three ended June 30, 2014. During the three months ended June 30, 2013, the Bank originated $534.8 million and sold $397.4 million of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $17.5 million and 3.27 percent, respectively, and loan origination fees were $2.8 million for the three months ended June 30, 2013. Included in the net gain is the initial capitalized value of our MSRs, which totaled $1.8 million on loans sold to Fannie Mae and Freddie Mac for the three and six months ended June 30, 2013.

Other income was $5.0 million for the three months ended June 30, 2014, an increase of $3.9 million, or 367.7 percent, from $1.1 million for the three months ended June 30, 2013. The increase is mainly due to additional broker fee income generated from non-bank subsidiaries that were acquired in the second half of 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Noninterest income was $60.7 million for the six months ended June 30, 2014, an increase of $16.7 million, or 37.8 percent, from $44.0 million for the six months ended June 30, 2013. The increase in noninterest income relates predominantly to increases in net gain on mortgage banking activities, other income, net gain on sale of loans, and loan servicing income, partially offset by less customer service fees.

Customer service fees were $609 thousand for the six months ended June 30, 2014, a decrease of $446 thousand, or 42.3 percent, from $1.1 million for the six months ended June 30, 2013. The decrease was due mainly to the reduction in the number of customer deposit accounts as a result of the AWB branch sale in the fourth quarter of 2013.

Loan servicing income was $2.0 million for the six months ended June 30, 2014, an increase of $1.4 million, or 213.8 percent, from $646 thousand for the six months ended June 30, 2013. The increase was due mainly to an increase in the valuation of the Company’s MSR as a result of the pending sale of a portion of the Company’s servicing portfolio.

Net gain on sales of securities available for sale was $522 thousand for the six months ended June 30, 2014, an increase of $213 thousand, or 68.9 percent, from $309 thousand for the six months ended June 30, 2013. During the six months ended June 30, 2014, the Company sold a portion of its securities, which led to higher realized gains during the quarter.

Net gain on the sale of loans was $5.6 million for the six months ended June 30, 2014, an increase of $1.6 million, or 39.8 percent, from $4.0 million for the six months ended June 30, 2013. The increase was due to larger sales of jumbo mortgages during the six months ended June 30, 2014, partially offset by a large sale of seasoned SFR mortgage loan pools with a $3.4 million gain during the six months ended June 30, 2013. During the six months ended June 30, 2014 and 2013, the Company sold $320.4 million and $43.8 million, respectively, of jumbo mortgages and recognized gains on sale of $3.0 million and $396 thousand, respectively.

During the six months ended June 30, 2014, the Bank originated $1.23 billion and sold $1.18 billion of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $38.4 million and 3.13 percent, respectively, and loan origination fees were $5.1 million for the six months ended June 30, 2014. Included in the net gain is the initial capitalized value of our MSRs, which totaled $10.7 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the six months ended June 30, 2014. During the six months ended June 30, 2013, the Bank originated $867.6 million and sold $729.0 million of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $32.1 million and 3.70 percent, respectively, and loan origination fees were $4.6 million for the six months ended June 30, 2014. Included in the net gain is the initial capitalized value of our MSRs, which totaled $2.6 million, on loans sold to Fannie Mae and Freddie Mac for the six months ended June 30, 2013.

Other income was $8.3 million for the six months ended June 30, 2014, an increase of $7.1 million, or 571.3 percent, from $1.2 million for the six months ended June 30, 2013. The increase is mainly due to additional broker fee income generated from non-bank subsidiaries that were acquired in the second half of 2013.

Noninterest Expense

The following table presents the breakdown of non-interest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Salaries and employee benefits, excluding commissions	$29,784	$18,971	$57,634	$34,278
Commissions for mortgage banking activities	9,346	6,340	16,177	10,113

Salaries and employee benefits	39,130	25,311	73,811	44,391
Occupancy and equipment	7,425	3,630	15,962	6,823
Professional fees	3,528	2,947	7,393	5,244
Data processing	1,270	1,365	2,061	2,275
Advertising	710	890	1,785	1,412
Regulatory assessments	1,046	211	1,987	592
Loan servicing and foreclosure expense	175	148	350	352
Operating loss on equity investment	161	131	335	290
Valuation allowance for other real estate owned	—	—	—	79
Net (gain) loss on sales of other real estate owned	—	(37)	—	(151)
Provision for loan repurchases	330	732	901	988
Amortization of intangible assets	944	367	1,883	734
All other expense	5,746	3,899	11,765	6,123

Total noninterest expense	$60,465	$39,594	$118,233	$69,152

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Noninterest expense was $60.5 million for the three months ended June 30, 2014, an increase of $20.9 million, or 52.7 percent, from $39.6 million for the three months ended June 30, 2013. The increase in noninterest expense relates predominantly to the bank and non-bank acquisitions by the Company along with growth related to the mortgage banking strategy.

Total salaries and employee benefits including commissions was $39.1 million for the three months ended June 30, 2014, an increase of $13.8 million, or 54.6 percent, from $25.3 million for the three months ended June 30, 2013. The increase was due mainly to additional compensation expense related to an increase in the number of full-time employees resulting from the recent acquisitions, as well as expansion in mortgage banking activities, primarily at Banc Home Loans. Commission expense, which is a loan origination variable expense, related to mortgage banking activities, totaled $9.3 million and $6.3 million for the three months ended June 30, 2014 and 2013, respectively. Total originations of single family residential mortgage loans for the three months ended June 30, 2014 and 2013 totaled $715.1 million and $534.8 million, respectively.

Occupancy and equipment expenses was $7.4 million for the three months ended June 30, 2014, an increase of $3.8 million, or 104.5 percent, from $3.6 million for the three months ended June 30, 2013. The increase was due mainly to increased building and maintenance costs associated with new branch locations from the PBOC acquisition, additional facilities costs associated with the TPG and CS acquisitions, and new mortgage banking loan production offices.

Professional fees was $3.5 million for the three months ended June 30, 2014, an increase of $581 thousand, or 19.7 percent, from $2.9 million for the three months ended June 30, 2013. The increases were mainly due to higher accounting, legal and consulting costs associated with the Company’s recent acquisitions and growth.

Advertising costs was $710 thousand for the three months ended June 30, 2014, a decrease of $180 thousand, or 20.2 percent, from $890 thousand for the three months ended June 30, 2013. The increases were mainly due to the overall expansion of the Company’s business footprint.

Regulatory assessment was $1.0 million for the three months ended June 30, 2014, an increase of $835 thousand, or 395.7 percent, from $211 thousand for the three months ended June 30, 2013. The increase was due to year-over-year balance sheet growth.

Provision for loan repurchases was $330 thousand and $732 thousand for the three months ended June 30, 2014 and 2013, respectively. Additionally, the Company provided initial provision for loan repurchases of $638 thousand against net gain on mortgage banking activities during the three months ended June 30, 2014. The increase was mainly due to increased volume of mortgage loan originations at the Bank.

Amortization of intangible was $944 thousand for the three months ended June 30, 2014, an increase of $577 thousand, or 157.2 percent, from $367 thousand for the three months ended June 30, 2013. The increase was due to the amortization of PBOC core deposit intangibles that were acquired in the third quarter of last year.

Other expenses was $5.7 million for the three months ended June 30, 2014, an increase of $1.8 million, or 47.4 percent, from $3.9 million for the three months ended June 30, 2013. The increase was mainly due to costs associated with the growth in mortgage banking activity and an increase in loan sub-servicing expenses due to the increase in loan portfolio.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Noninterest expense was $118.2 million for the six months ended June 30, 2014, an increase of $49.1 million, or 71.0 percent, from $69.2 million for the six months ended June 30, 2013. The increase in noninterest expense relates predominantly to the bank and non-bank acquisitions by the Company along with growth related to the mortgage banking strategy.

Total salaries and employee benefits including commissions was $73.8 million for the six months ended June 30, 2014, an increase of $29.4 million, or 66.3 percent, from $44.4 million for the six months ended June 30, 2013. The increase was due mainly to additional compensation expense related to an increase in the number of full-time employees resulting from the recent acquisitions, as well as expansion in mortgage banking activities, primarily at Banc Home Loans. Commission expense, which is a loan origination variable expense related to mortgage banking activities, totaled $16.2 million and $10.1 million for the six months ended June 30, 2014 and 2013, respectively. Total originations of single family residential mortgage loans for the six months ended June 30, 2014 and 2013 were $1.23 billion and $867.6 million, respectively.

Occupancy and equipment expenses were $16.0 million for the six months ended June 30, 2014, an increase of $9.1 million, or 133.9 percent, from $6.8 million for the six months ended June 30, 2013. The increase was due mainly to increased building and maintenance costs associated with new branch locations from the PBOC acquisition, additional facilities costs associated with the TPG and CS Financial acquisitions, and new mortgage banking loan production offices.

Professional fees were $7.4 million for the six months ended June 30, 2014, an increase of $2.1 million, or 41.0 percent, from $5.2 million for the six months ended June 30, 2013. The increases were mainly due to higher accounting, legal and consulting costs associated with the Company’s recent acquisitions and growth.

Advertising costs were $1.8 million for the six months ended June 30, 2014, an increase of $373 thousand, or 26.4 percent, from $1.4 million for the six months ended June 30, 2013. The increases were mainly due to the overall expansion of the Company’s business footprint.

Regulatory assessment was $2.0 million for the six months ended June 30, 2014, an increase of $1.4 million, or 235.6 percent, from $592 thousand for the six months ended June 30, 2013. The increase was due to year-over-year balance sheet growth.

Provision for loan repurchases was $901 thousand and $988 thousand for the six months ended June 30, 2014 and 2013, respectively. Additionally, the Company provided initial provision for loan repurchases of $638 thousand against net gain on mortgage banking activities during the six months ended June 30, 2014. The increase was mainly due to increased volume of mortgage loan originations at the Bank.

Amortization of intangible was $1.9 million for the six months ended June 30, 2014, an increase of $1.1 million, or 156.5 percent, from $734 thousand for the six months ended June 30, 2013. The increase was due to the amortization of PBOC core deposit intangibles that were acquired in the third quarter of last year.

Other expenses were $11.8 million for the six months ended June 30, 2014, an increase of $5.6 million, or 92.1 percent, from $6.1 million for the six months ended June 30, 2013. The increase was mainly due to costs associated with the growth in mortgage banking activity and an increase in loan sub-servicing expenses due to the increase in loan portfolio.

Income Tax Expense

For the three months ended June 30, 2014 and 2013, income tax expense was $253 thousand and $1.8 million, respectively, and the effective tax rate was 3.0 percent and 29.5 percent, respectively. For the six months ended June 30, 2014 and 2013, income tax expense was $262 thousand and $2.5 million, respectively, and the effective tax rate was 2.9 percent and 31.7 percent, respectively. The Company’s effective tax rate decreased due to the release of a portion of the valuation allowance established in 2013. Due to the inability to reliably estimate the income for the year, the Company has used the year to date effective tax rate as the best estimate of the annual effective tax rate, under ASC 740-270-30.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. As of June 30, 2014, the Company had a net deferred tax asset of $2.5 million, net of a $13.0 million valuation allowance and as of December 31, 2013, the Company had a net deferred tax asset of $0, net of a $17.3 million valuation allowance.

The Company adopted the provisions of ASC 740-10-25 (formally FIN 48), which relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on January 1, 2007. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $2.2 million at June 30, 2014 and December 31, 2013. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. As of June 30, 2014, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate is $102 thousand. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense. At June 30, 2014 and December 31, 2013, the Company had $10 thousand accrued interest or penalties.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2010 (except for Gateway Bancorp’s pre-acquisition federal tax return, which is currently under exam by the Internal Revenue Service for the 2008 and 2009 tax years). The Company is currently under examination by the Internal Revenue Service for the years ended December 31, 2010 and December 31, 2011. The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2009 (other state income and franchise tax statutes of limitations vary by state).

FINANCIAL CONDITION

Total assets increased by $758.5 million, or 20.9 percent, to $4.39 billion at June 30, 2014, compared to $3.63 billion at December 31, 2013. The increase in total assets was due primarily to a $379.0 million increase in loans held for sale, a $147.9 million increase in cash and cash equivalents, a $63.0 million increase in securities available for sale and a $152.3 million increase in loans and lease receivable, net of allowance.

Investment Securities

The primary goal of our investment securities portfolio is to provide a relatively stable source of income while maintaining an appropriate level of liquidity. Investment securities provide a source of liquidity as collateral for repurchase agreements and for certain public funds deposits. Investment securities classified as available-for-sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income, as a component of shareholders’ equity. All investment securities have been classified as available-for-sale securities as of June 30, 2014 and December 31, 2013.

Total investment securities available-for-sale increased by $63.0 million, or 37.0 percent, to $233.0 million at June 30, 2014, compared to $170.0 million at December 31, 2013, due to purchases of $131.4 million, partially offset by sales of $51.7 million, principal payments of $16.8 million, and calls and pay-offs of $1.1 million. Investment securities had a net unrealized gain of $113 thousand at June 30, 2014, compared to a net unrealized loss of $1.5 million at December 31, 2013.

The following table presents the amortized cost and fair value of the available-for-sale investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2014:
Available for sale
SBA loan pools securities	$1,749	$6	$—	$1,755
U.S. government-sponsored entities and agency securities	1,934	36	—	1,970
Private label residential mortgage-backed securities	4,114	13	(18)	4,109
Agency mortgage-backed securities	225,103	879	(803)	225,179

Total securities available for sale	$232,900	$934	$(821)	$233,013

December 31, 2013:
Available for sale
SBA loan pools securities	$1,794	$—	$(58)	$1,736
U.S. government-sponsored entities and agency securities	1,928	—	(8)	1,920
Private label residential mortgage-backed securities	14,653	135	(36)	14,752
Agency mortgage-backed securities	153,134	299	(1,819)	151,614

Total securities available for sale	$171,509	$434	$(1,921)	$170,022

The following table presents the amortized cost and fair value of the available-for-sale securities portfolio by expected maturity. In the case of residential mortgage-backed securities and SBA loan pool securities, expected maturities may differ from contractual maturities because borrowers generally have the right to call or prepay obligations with or without call or prepayment penalties. For that reason, mortgage-backed securities and SBA loan pool securities are not included in the maturity categories.

	June 30, 2014
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Available for sale
Within one year	$—	$—
One to five years	—	—
Five to ten years	1,934	1,970
Greater than ten years	—	—
SBA loan pools, private label residential mortgage backed and agency mortgage-backed securities	230,966	231,043

Total	$232,900	$233,013

At June 30, 2014 and December 31, 2013, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of shareholders’ equity.

The following table presents proceeds from sales and calls of securities and the associated gross gains and losses realized through earnings upon the sale of available for sale securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Gross realized gains on sales of securities available for sale	$15	$1	$560	$309
Gross realized losses on sales of securities available for sale	—	—	(38)	—

Net realized gains on sales of securities available for sale	$15	$1	$522	$309

Proceeds from sales of securities available for sale	$1,272	$475	$52,245	$8,539

Tax expense on sales of securities available for sale	$—	$—	$—	$—

Securities available for sale with carrying values of $7.5 million and $63.0 million as of June 30, 2014 and December 31, 2013, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses at June 30, 2014 and December 31, 2013, respectively, by security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2014:
Available for sale
SBA loan pools securities	$—	$—	$—	$—	$—	$—
U.S. government-sponsored entities and agency securities	—	—	—	—	—	—
Private label residential mortgage-backed securities	556	(12)	1,688	(6)	2,244	(18)
Agency mortgage-backed securities	77,343	(486)	17,919	(317)	95,262	(803)

Total securities available for sale	$77,899	$(498)	$19,607	$(323)	$97,506	$(821)

December 31, 2013:
Available for sale
SBA loan pools securities	$1,736	$(58)	$—	$—	$1,736	$(58)
U.S. government-sponsored entities and agency securities	1,920	(8)	—	—	1,920	(8)
Private label residential mortgage-backed securities	2,064	(11)	3,913	(25)	5,977	(36)
Agency mortgage-backed securities	114,104	(1,790)	1,821	(29)	115,925	(1,819)

Total securities available for sale	$119,824	$(1,867)	$5,734	$(54)	$125,558	$(1,921)

The Company did not record other-than-temporary impairment (OTTI) for securities available for sale for the three and six months ended June 30, 2014 and 2013.

At June 30, 2014, the Company’s securities available for sale portfolio consisted of 86 securities, 47 of which were in an unrealized loss position. The unrealized losses are related to an overall increase in interest rates and a decrease in prepayment speeds of the agency mortgage-backed securities.

The Company’s private label residential mortgage-backed securities in unrealized loss positions had fair values of $2.2 million with unrealized losses of $18 thousand at June 30, 2014. The Company’s agency residential mortgage-backed securities in unrealized loss positions had fair values of $95.3 million with unrealized losses of $803 thousand at June 30, 2014. The Company’s private label residential mortgage-backed securities in unrealized loss positions had fair values of $6.0 million with unrealized losses of $36 thousand at December 31, 2013. The Company’s agency residential mortgage-backed securities in unrealized loss positions had fair values of $115.9 million with unrealized losses of $1.8 million at December 31, 2013.

The Company monitors to ensure it has adequate credit support and as of June 30, the Company does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recoveries. Of the Company’s $233.0 million securities portfolio, $231.5 million were rated AAA, AA or A, and $1.5 million were rated BBB based on the most recent credit rating from the rating agencies as of June 30, 2014. The Company considers the lowest credit rating for identification of potential OTTI.

Loans Held for Sale

Loans held for sale totaled $1.10 billion at June 30, 2014 compared to $716.7 million at December 31, 2013. The loans held for sale consisted of $244.8 million and $192.6 million carried at fair value, respectively, and $851.0 million and $524.1 million carried at lower of cost or fair value, respectively, at June 30, 2014 and December 31, 2013.

The loans carried at fair value represent conforming single family residential mortgage loans originated by the Bank that are sold into the secondary market on a whole loan basis. Some of these loans are expected to be sold to Fannie Mae, Freddie Mac and Ginnie Mae on a servicing retained basis. The servicing of these loans is performed by a third party sub-servicer. These loans increased by $52.2 million to $244.8 million at June 30, 2014 due mainly to originations of $1.25 billion, partially offset by sales of $1.21 billion.

Loans held for sale carried at the lower of cost or fair value are mainly non-conforming jumbo mortgage loans that are originated to sell in pools, unlike the loans individually originated to sell into the secondary market on a whole loan basis. These loans increased by $326.8 million to $851.0 million at June 30, 2014, due mainly to originations of $728.5 million, loans transferred from loans and leases held for investment of $62.0 million, and partially offset by sales of $332.0 million and other net amortizations and loans transferred back to loans and leases held for investment of $94.8 million.

Loans and Leases Receivable

The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

	June 30, 2014	December 31, 2013	Amount Change	Percentage Change
	(In thousands)
Commercial:
Commercial and industrial	$368,540	$287,771	$80,769	28.1%
Commercial real estate	535,744	529,883	5,861	1.1%
Multi-family	234,179	141,580	92,599	65.4%
SBA	28,684	27,428	1,256	4.6%
Constructions	30,761	24,933	5,828	23.4%
Lease financing	57,754	31,949	25,805	80.8%
Consumer:
Single family residential mortgage	1,078,827	1,138,836	(60,009)	-5.3%
Green Loans (HELOC)—first liens	133,986	147,705	(13,719)	-9.3%
Green Loans (HELOC)—second liens	4,962	5,289	(327)	-6.2%
Other consumer	128,776	110,737	18,039	16.3%

Gross loans and leases	2,602,213	2,446,111	156,102	6.4%
Allowance for loan and lease losses	(22,627)	(18,805)	(3,822)	20.3%

Loans and leases receivable, net	$2,579,586	$2,427,306	$152,280	6.3%

Seasoned SFR Mortgage Loan Acquisitions

In 2014, the Company did not acquire any additional seasoned SFR mortgage loan pools.

During the year ended December 31, 2013, the Company completed five seasoned SFR mortgage loan pool acquisitions with unpaid principal balances and fair values of $1.02 billion and $849.9 million, respectively, at their respective acquisition dates. These loan pools had unpaid principal balance and fair values of $731.8 million and $644.8 million, respectively, at June 30, 2014. These loan pools generally consist of re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. The Company was able to acquire these loans at a significant discount to both current property value at acquisition and note balance. The Company determined that certain loans in these seasoned SFR mortgage loan acquisitions reflect credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The unpaid principal balances and fair values of these loans at the respective dates of acquisition were $473.9 million and $342.1 million, respectively. At June 30, 2014, the unpaid principal balance and carrying value of these loans were $294.3 million and $240.4 million, respectively.

For each acquisition the Company was able to utilize its background in mortgage credit analysis to re-underwrite the borrower’s credit to arrive at what it believes to be an attractive risk adjusted return for a highly collateralized investment in performing mortgage loans. The acquisition program implemented and executed by the Company involved a multifaceted due diligence process that included compliance reviews, title analyses, review of modification agreements, updated property valuation assessments, collateral inventory and other undertakings related to the scope of due diligence. In aggregate, the purchase price of the loans was less than 61.1 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 83.1 percent of note balance at the time of acquisition. At the time of acquisition, approximately 86.3 percent of the mortgage loans by current principal balance (excluding any forbearance amounts) had the original terms modified at some point since origination by a prior owner or servicer. The mortgage loans had a current weighted average interest rate of 4.03 percent, determined by current principal balance. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 655. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $292 thousand. Approximately 89.6 percent of the borrowers by current principal balance had made at least 12 monthly payments in the 12 months preceding the trade date (or, in some cases calculated as making 11 monthly payments in the 11 months preceding the trade date), and 94.0 percent had made nine monthly payments in the nine months preceding the trade date. The mortgage loans are secured by residences located in all 50 states and Washington DC, with California being the largest state concentration representing 37.4 percent of the note balance, and with no other state concentration exceeding 10.0 percent based upon the current note balance.

At June 30, 2014 and December 31, 2013, approximately 5.51 percent and 5.63 percent of unpaid principal balance of these loans were delinquent 60 or more days, respectively, and 1.48 percent and 1.37 percent were in bankruptcy or foreclosure, respectively. During the three months ended June 30, 2014, delinquencies on seasoned SFR loan pools decreased due to a sale of a small portion of these loans.

As part of the acquisition program, the Company may sell from time to time seasoned SFR mortgage loans that do not meet the Company’s investment standards. The Company sold seasoned SFR mortgage loans with unpaid principal balances and carrying values of $2.9 million and $1.8 million, respectively, during the three months ended June 30, 2014 and $47.1 million and $33.0 million, respectively, during the six months ended June 30, 2014.

The following table presents the outstanding balance and carrying amount of PCI loans and leases as of dates indicated:

	June 30, 2014		December 31, 2013
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial:
Commercial and industrial	$2,123	$1,429	$5,838	$4,028
Commercial real estate	17,001	14,576	17,682	15,014
SBA	4,573	3,420	4,940	3,688
Consumer:
Single family residential mortgage	364,305	284,083	414,341	314,820
Other consumer	1,931	1,549	2,134	1,736

Total	$389,933	$305,057	$444,935	$339,286

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

Non-Traditional Mortgage Portfolio

The Company’s non-traditional mortgage (NTM) portfolio is comprised of three interest only products: Green Account Loans (Green Loans), hybrid interest only fixed or adjustable rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of June 30, 2014 and December 31, 2013, the non-traditional mortgage loans totaled $321.6 million, or 12.4 percent of the total gross loan portfolio, and $309.6 million, or 12.7 percent of the total gross loan portfolio, respectively. Total NTM portfolio increased by $12.0 million, or 3.9 percent during the period. The following table presents the composition of the NTM portfolio as of the dates indicated:

The following table presents the composition of the NTM portfolio as of the dates indicated:

	June 30, 2014			December 31, 2013
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousand)
Green Loans (HELOC)—first liens	156	$133,986	41.7%	173	$147,705	47.6%
Interest-only—first liens	210	168,141	52.2%	244	139,867	45.2%
Negative amortization	33	14,368	4.5%	37	16,623	5.4%

Total NTM—first liens	399	316,495	98.4%	454	304,195	98.2%

Green Loans (HELOC)—second liens	20	4,962	1.5%	23	5,289	1.7%
Interest-only—second liens	1	113	0.1%	1	113	0.1%

Total NTM—second liens	21	5,075	1.6%	24	5,402	1.8%

Total NTM loans	420	$321,570	100.0%	478	$309,597	100.0%

Total gross loan portfolio		$2,602,213			$2,446,111
% of NTM to total gross loan portfolio		12.4%			12.7%

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

LTV represents current unpaid principal balance divided by estimated property value. The following table presents the single family residential NTM first lien portfolio by LTV at the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousand)
June 30, 2014:
LTV’s (1)
< 61	83	$80,922	60.4%	67	$85,050	50.5%	15	$7,459	51.9%	165	$173,431	54.7%
61 – 80	46	35,886	26.8%	41	46,669	27.8%	10	4,152	28.9%	97	86,707	27.4%
81 – 100	22	12,725	9.5%	38	15,474	9.2%	7	2,356	16.4%	67	30,555	9.7%
> 100	5	4,453	3.3%	64	20,948	12.5%	1	401	2.8%	70	25,802	8.2%

Total	156	$133,986	100.0%	210	$168,141	100.0%	33	$14,368	100.0%	399	$316,495	100.0%

December 31, 2013:
LTV’s (1)
< 61	90	$78,807	53.3%	80	$65,181	46.6%	13	$4,930	29.7%	183	$148,918	49.0%
61 – 80	38	33,604	22.8%	51	28,999	20.7%	13	7,643	45.9%	102	70,246	23.1%
81 – 100	26	14,917	10.1%	43	21,474	15.4%	8	3,277	19.7%	77	39,668	13.0%
> 100	19	20,377	13.8%	70	24,213	17.3%	3	773	4.7%	92	45,363	14.9%

Total	173	$147,705	100.0%	244	$139,867	100.0%	37	$16,623	100.0%	454	$304,195	100.0%

(1)	LTV represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy.

The decrease in Green Loans was due mainly to reductions in principal balance and payoffs and the increase in interest only was due to increased originations. During 2014, overall improvement on LTV of the Company’s single family residential NTM first lien portfolio was due to the improvement in the real estate market and the economy in Southern California. The Company updates LTV on a semi-annual basis, typically in second and fourth quarter or as needed in conjunction with proactive portfolio management.

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

At June 30, 2014, Green Loans totaled $138.9 million, a decrease of $14.0 million, or 9.2 percent from $153.0 million at December 31, 2013, primarily due to reductions in principal balance and payoffs. As of June 30, 2014 and December 31, 2013, $15.1 million and $5.7 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.

The Green Loans are similar to HELOCs in that they are collateralized primarily by the equity in single family mortgage loans. However, some Green Loans are subject to differences from HELOCs relating to certain characteristics including one-action laws. Similar to Green Loans, HELOC’s allow the borrower to draw down on the credit line based on an established loan amount for a period of time, typically 10 years, requiring an interest only payment with an option to pay principal at any time. A typical HELOC provides that at the end of the term the borrower can continue to make monthly principal and interest payments based on loan balance until the maturity date. The Green Loan is an interest only loan with a maturity of 15 years at which time the loan comes due and payable with a balloon payment due at maturity. The unique payment structure also differs from a traditional HELOC in that payments are made through the direct linkage of a personal checking account to the loan through a nightly sweep of funds into the Green Loan Account. This reduces any outstanding balance on the loan by the total amount deposited into the checking account. As a result, every time a deposit is made, effectively a payment to the Green Loan is made. HELOCs typically do not cause the loan to be paid down by a borrower’s depositing of funds into their checking account at the same bank.

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

The following table presents the Company’s non-traditional single family residential mortgage Green Loans first lien portfolio at June 30, 2014 by FICO scores that were obtained during the second quarter of 2014, comparing to the FICO scores for those same loans that were obtained during the fourth quarter of 2013:

	June 30, 2014			December 31, 2013			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousand)
FICO Score
800+	21	$13,057	9.7%	13	$7,347	5.5%	8	$5,710	4.2%
700-799	77	62,287	46.5%	90	70,337	52.5%	(13)	(8,050)	-6.0%
600-699	34	29,158	21.8%	34	31,772	23.7%	—	(2,614)	-1.9%
<600	10	12,953	9.7%	9	9,394	7.0%	1	3,559	2.7%
No FICO	14	16,531	12.3%	10	15,136	11.3%	4	1,395	1.0%

Totals	156	$133,986	100.0%	156	$133,986	100.0%	—	$—	0.0%

The Company updates FICO scores on a semi-annual basis, typically in the second and fourth quarters or as needed in conjunction with proactive portfolio management. As such, the FICO scores did not materially change from December 31, 2013 to June 30, 2014, but the change during the quarter reflects loans that were paid off during the quarter.

Interest Only Loans

Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. As of June 30, 2014, our interest only loans increased by $28.3 million, or 20.2 percent, to $168.3 million from $140.0 million at December 31, 2013, primarily due to originations of $68.5 million and transfers from loans held for sale of $14.8 million, partially offset by transfers to loans held for sale of $25.3 million and net amortization of $29.8 million. As of June 30, 2014 and December 31, 2013, $1.1 million and $752 thousand of the interest only loans were non-performing, respectively.

Loans with the Potential for Negative Amortization

Negative amortization loans decreased by $2.3 million, or 13.6 percent, to $14.4 million as of June 30, 2014 from $16.6 million as of December 31, 2013. The Company discontinued origination of negative amortization loans in 2007. As of June 30, 2014 and December 31, 2013, $983 thousand and $1.2 million of the loans that had the potential for negative amortization were non-performing, respectively. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.

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

Consumer and non-traditional mortgage loans may entail greater risk than do traditional single family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles and recreational vehicles. In these cases, any repossessed collateral for a consumer and non-traditional mortgage loan are more dependent on the borrower‘s continued financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

Non-Performing Assets

The following table presents a summary of total non-performing assets as of the dates indicated:

	June 30, 2014	December 31, 2013	Amount Change	Percentage Change
	(In thousands)
Loans past due 90 days or more still on accrual	$—	$—	$—	NM
Nonaccrual loans	41,611	31,648	9,963	31.5%

Total non-performing loans	41,611	31,648	9,963	31.5%
Other real estate owned	605	—	605	NM

Total non-performing assets	$42,216	$31,648	$10,568	33.4%

Performing restructured loans	$4,853	$4,881	$(28)	-0.6%
Total non-performing loans to gross loans and leases	1.60%	1.29%
Total non-performing assets to total assets	0.96%	0.87%
Allowance for loan and lease losses to non-performing loans	54.38%	59.42%

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. Past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower experiences changes to their financial condition, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full.

Additional income of approximately $214 thousand and $364 thousand would have been recorded during the three and six months ended June 30, 2014, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.

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

Troubled debt restructured loans and leases consist of the following as of the dates indicated:

	June 30, 2014			December 31, 2013
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial real estate	$—	$168	$168	$—	$194	$194
SBA	—	6	6	—	10	10
Consumer:
Single family residential mortgage	—	3,101	3,101	—	3,605	3,605
Green Loans (HELOC) - first liens	3,457	—	3,457	3,468	—	3,468

Total	$3,457	$3,275	$6,732	$3,468	$3,809	$7,277

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses (ALLL) to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. The ALLL is comprised of two components, valuation on loans that are collectively evaluated for impairment (GVA) and valuation on loans that are individually evaluated for impairment (SVA). The GVA is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. The Company uses a three year loss experience of the Company and its peers in analyzing an appropriate reserve factor for all loans. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on ALLL, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company utilize the SVA on all impaired loans and leases using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values.

At June 30, 2014, total ALLL was $22.6 million, which represented 0.87 percent of total gross loans and leases, as compared to $18.8 million, or 0.77 percent, of total gross loans and leases at December 31, 2013, with unallocated ALLL of $0 and $450 thousand, respectively, at June 30, 2014 and December 31, 2013. The SVA was $309 thousand at June 30, 2014 compared to $96 thousand at December 31, 2013. The GVA on originated loans and leases at June 30, 2014 was $19.4 million, which represented 1.34 percent of total originated loans and leases, as compared to $17.1 million, or 1.46 percent, of total originated loans and leases at December 31, 2013. Including the non-credit impaired loans acquired through the business acquisitions, the GVA was $22.0 million as of June 30, 2014, which represents 1.18 percent of the total amount of such loans and leases, as compared to $18.5 million, or 1.13 percent, of the total amount of such loans and leases at December 31, 2013. The ALLL plus market discount for originated and acquired non-credit impaired loans and leases to the total amount of such loans and leases was 5.65 percent at June 30, 2014 versus 6.99 percent at December 31, 2013. The Company provided $2.1 million and $4.0 million to its provision for loan and lease losses during the three and six months ended June 30, 2014, respectively, related primarily to new single family residential mortgage, multifamily, and commercial and industrial loan production.

The Company acquired PBOC during 2013 and Beach and Gateway during 2012, and their loans and leases were treated under ASC 805, accounting for acquisitions. The acquired loans and leases include loans and leases that are accounted for under ASC 310-30, accounting for purchase credit impaired loans and leases (PCI). In addition, the Company acquired three pools of credit impaired re-performing seasoned SFR mortgage loan pools during 2012. For the year ended December 31, 2013, the Bank acquired five pools of seasoned SFR mortgage loan pools, which were partially ASC 310-30 loans. During the three months ended June 30, 2014, there was no provision for loan and lease losses or allowance for loan and lease losses related to these pools as these loans were acquired at an aggregate 16.9 percent discount to the aggregated unpaid principal balances and there were no impairments on these pools. The Company may recognize provisions for loan and lease losses in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield and purchased discount. On a quarterly basis, the Company determines whether it needs to re-forecast its expected cash flows for the PCI loans relating to the PBOC, Beach and Gateway acquisitions, and the eight loan pools acquired in 2012 and 2013 to be evaluated for potential impairment. The provision for loans and leases losses on PCI loans reflected a decrease in expected cash flows on PCI loans compared to those previously estimated. The impairment reserve for PCI loans at June 30, 2014 was $321 thousand.

The following tables provides information regarding activity in the allowance for loan and lease losses during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Allowance for loan and lease losses at beginning of period	$20,003	$16,015	$18,805	$14,448
Charge-offs:
Commercial and industrial	—	—	—	—
Commercial real estate	—	(260)	—	(360)
Multi-family	(3)	(169)	(3)	(553)
SBA	—	(262)	(17)	(392)
Constructions	—	—	—	—
Lease financing	—	—	—	(23)
Single family residential mortgage	(206)	(329)	(357)	(590)
Other consumer	(174)	(7)	(209)	(14)

Total charge-offs	(383)	(1,027)	(586)	(1,932)

Recoveries:
Commercial and industrial	27	—	53	—
Commercial real estate	438	19	754	19
Multi-family	—	—	—	88
SBA	175	42	267	166
Constructions	—	—	—	—
Lease financing	—	4	—	6
Single family residential mortgage	—	1	—	91
Other consumer	1	7	2	7

Total recoveries	641	73	1,076	377

Transfer from (to) held-for-sale	258	—	(705)	—
Provision for loan and lease losses	2,108	1,918	4,037	4,086

Allowance for loan and lease losses at end of period	$22,627	$16,979	$22,627	$16,979

Average total gross loans and leases held for investment	$2,449,668	$1,670,977	$2,432,527	$1,499,216

Total gross loans and leases held for investment at end of period	$2,602,213	$1,614,346	$2,602,213	$1,614,346

Ratios:
Annualized net loan charge-offs to average total gross loans held for investment	-0.04%	0.23%	-0.04%	0.21%
Allowance for loan and lease losses to total gross loans held for investment	0.87%	1.05%	0.87%	1.05%

The following tables provides a summary of allocation of allowance for loan and lease losses by loan and lease category as well as loans and leases receivable for each category as of the dates indicated:

	June 30, 2014		December 31, 2013
	Allowance for Loan and Lease Losses	Loans and Leases Receivable	Allowance for Loan and Lease Losses	Loans and Leases Receivable
	(In thousands)
Commercial:
Commercial and industrial	$3,007	$368,540	$1,822	$287,771
Commercial real estate	5,615	535,744	5,484	529,883
Multi-family	3,408	234,179	2,566	141,580
SBA	261	28,684	235	27,428
Constructions	1,245	30,761	244	24,933
Lease financing	730	57,754	428	31,949
Consumer:
Single family residential mortgage	7,289	1,212,813	7,044	1,286,541
Other consumer	1,072	133,738	532	116,026
Unallocated	—	—	450	—

Total	$22,627	$2,602,213	$18,805	$2,446,111

The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

	June 30, 2014	December 31, 2013	Amount Change	Percentage Change
	($ in thousands)
Loan breakdown by ALLL evaluation type:
Originated loans
Individually evaluated for impairment	$29,763	$16,704	$13,059	78.2%
Collectively evaluated for impairment	1,447,077	1,168,195	278,882	23.9%
Acquired loans through business acquisitions - non-impaired
Individually evaluated for impairment	6,173	2,243	3,930	175.2%
Collectively evaluated for impairment	409,745	469,916	(60,171)	-12.8%
Seasoned SFR mortgage loan pools - non-impaired	404,398	449,767	(45,369)	-10.1%
Acquired with deteriorated credit quality	305,057	339,286	(34,229)	-10.1%

Total loans	$2,602,213	$2,446,111	$156,102	6.4%

ALLL breakdown:
Originated loans
Individually evaluated for impairment	$309	$96	$213	221.9%
Collectively evaluated for impairment	19,427	17,103	2,324	13.6%
Acquired loans through business acquisitions - non-impaired
Individually evaluated for impairment	—	—	—	NM
Collectively evaluated for impairment	2,570	1,410	1,160	82.3%
Seasoned SFR mortgage loan pools - non-impaired	—	—	—	NM
Acquired with deteriorated credit quality	321	196	125	63.8%

Total ALLL	$22,627	$18,805	$3,822	20.3%

Discount on purchased/acquired Loans:
Acquired loans through business acquisitions - non-impaired	$6,536	$8,354	$(1,818)	-21.8%
Seasoned SFR mortgage loan pools - non-impaired	33,044	38,240	(5,196)	-13.6%
Acquired with deteriorated credit quality	84,876	105,650	(20,774)	-19.7%

Total discount	$124,456	$152,244	$(27,788)	-18.3%

Ratios:
To originated loans:
Individually evaluated for impairment	1.04%	0.57%	0.47%
Collectively evaluated for impairment	1.34%	1.46%	-0.12%
Total ALLL	1.34%	1.45%	-0.11%
To originated and acquired non-impaired loans:
Individually evaluated for impairment	0.86%	0.51%	0.35%
Collectively evaluated for impairment	1.18%	1.13%	0.05%
Total ALLL	1.18%	1.12%	0.06%
Total ALLL and discount (1)	1.52%	1.63%	-0.11%
To total loans:
Individually evaluated for impairment	0.86%	0.51%	0.35%
Collectively evaluated for impairment	0.97%	0.89%	0.08%
Total ALLL	0.87%	0.77%	0.10%
Total ALLL and discount (1)	5.65%	6.99%	-1.34%

(1)	Total ALLL plus discount divided by carrying value

Servicing Rights

Total mortgage and SBA servicing rights were $10.2 million and $13.9 million at June 30, 2014 and December 31, 2013, respectively. The fair value of the mortgage servicing rights (MSRs) amounted to $9.8 million and $13.5 million and the amortized cost of the SBA servicing rights was $375 thousand and $348 thousand at June 30, 2014 and December 31, 2013, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans. The principal balance of the loans underlying our total MSRs and SBA servicing rights was $1.16 billion and $18.3 million, respectively, at June 30, 2014 and $1.37 billion and $20.0 million, respectively, at December 31, 2013. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 0.85 percent and 1.67 percent, respectively, at June 30, 2014 as compared to 1.00 percent and 1.74 percent, respectively, at December 31, 2013.

Deposits

The following table shows the composition of deposits by type as of the dates indicated.

	June 30, 2014	December 31, 2013	Amount Change	Percentage Change
	(In thousands)
Noninterest-bearing deposits	$408,404	$429,158	$(20,754)	-4.8%
Interest-bearing demand deposits	688,699	539,098	149,601	27.8%
Money market accounts	618,231	518,696	99,535	19.2%
Savings accounts	985,028	963,536	21,492	2.2%
Time deposits	646,993	468,156	178,837	38.2%

Total deposits	$3,347,355	$2,918,644	$428,711	14.7%

Total deposits increased by $428.7 million, or 14.7 percent, to $3.35 billion at June 30, 2014, compared to $2.92 billion at December 31, 2013. The increase in total deposits primarily resulted from strategic plans aiming to increase core deposits and increased utilization of money desk operations for wholesale time deposits, while reducing reliance on brokered deposits.

In December 2012, the Company launched interest-bearing core deposits products with enhanced features to attract high net worth depositors in our target markets while reducing the reliance on certificates of deposit. As of June 30, 2014, deposits generated through this program totaled approximately $1.55 billion.

Federal Home Loan Bank Advances and Other Borrowings

At June 30, 2014, the Bank had a fixed-rate advance of $15.0 million at an interest rate of 0.82 percent and a variable-rate advance of $435.0 million at an interest rate of 0.18 percent from the FHLB. At December 31, 2013, $25.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.59 percent to 0.82 percent with a weighted average rate of 0.73 percent, and $225.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.06 percent as of that date.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At June 30, 2014 and December 31, 2013, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $1.76 billion and $740.1 million, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $22.9 million and $14.4 million, respectively, at June 30, 2014 and December 31, 2013. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $554.9 million at June 30, 2014. In addition, the Bank had available lines of credit with the Federal Reserve Bank totaling $106.6 million at June 30, 2014.

Long Term Debt

Senior Notes

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

Tangible Equity Units – Amortizing Notes

On May 21, 2014, the Company issued $69,000,000 8.00% tangible equity units (TEUs) in an underwritten public offering. A total of 1,380,000 TEUs were issued, including 180,000 issued to the underwriter upon exercise of its overallotment option, with each TEU having a stated amount of $50.00. Each TEU is comprised of (i) a prepaid stock purchase contract (each a “Purchase Contract”) that will be settled by delivery of a specific number of shares of Company Common Stock and (ii) a junior subordinated amortizing note due May 15, 2017 (each an “Amortizing Note”) that has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50% per annum and has a scheduled final installment payment date of May 15, 2017. The Company has the right to defer installment payments on the Amortizing Notes at any time and from time to time, subject to certain restrictions, so long as the deferral period does not extend beyond May 15, 2019.

The Purchase Contracts and Amortizing Notes are accounted for separately. The Purchase Contract component of the TEUs is recorded in equity as additional paid in capital. The Amortizing Note component is recorded as debt. The fair value of the Amortizing Notes was based on the fair value of similar debt instruments and was estimated to be approximately $14,634,000. The resulting value of the Purchase Contracts of $54,366,000 was recorded as additional paid-in capital on the Company’s consolidated statement of financial condition. Total issuance costs associated with the TEUs were $3,358,000 (including the underwriter discount of $3,278,000), of which $758,000 was allocated to the liability component and $2,600,000 was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs is being amortized over the term of the amortizing note. Net proceeds of $65,642,000 from the issuance of the TEUs are designated to finance the Company’s previously announced pending acquisition of 20 California branches from Popular Community Bank and for general corporate purposes. Additional information regarding the TEUs is provided under the heading “Tangible Equity Units” in Note 15 of the notes to the consolidated financial statements contained in Item 1 of this report.

Reserve for Unfunded Loan Commitments

The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on outstanding loan balance of same customer or outstanding loans that shares similar credit risk exposure are used to determine the adequacy of the reserve. As of June 30, 2014 and December 31, 2013, the reserve for unfunded loan commitments was $1.4 million.

The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$1,614	$681	$1,439	$495
Provision for unfunded loan commitments	(179)	75	(4)	261

Balance at end of period	$1,435	$756	$1,435	$756

Reserve for Loss on Repurchased Loans

Reserve for loss reimbursements on sold loans was $6.2 million and $5.4 million at June 30, 2014 and December 31, 2013, respectively. This reserve relates to our single family residential mortgage business. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. We maintain a reserve for loss reimbursements on sold loans to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demands for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors. Provisions added to the reserve for loss reimbursements on sold loans are recorded under non-interest expense in the consolidated statements of operations as an increase or decrease to provision for loss reimbursements on loans sold.

The following table presents a summary of activity in the reserve for loss reimbursements on sold loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$5,866	$3,498	$5,427	$3,485
Provision for loan repurchases	968	732	1,539	988
Payments made for loss reimbursement on sold loans	(660)	(256)	(792)	(499)

Balance at end of period	$6,174	$3,974	$6,174	$3,974

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

At June 30, 2014, there were $130.1 million of approved loan origination commitments, $302.1 million of unused lines of credit and $7.5million of outstanding letters of credit. Certificates of deposit maturing in the next 12 months totaled $434.6 million and $450.0 million of FHLB advances had maturities of less than 12 months at June 30, 2014.

Based on the competitive deposit rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank, although no assurance can be given in this regard. At June 30, 2014, the Company maintained $258.1 million of cash and cash equivalents that was 5.9 percent to total assets. In addition, the Bank had the ability at June 30, 2014 to borrow an additional $554.9 million from the FHLB and $106.6 million from the Federal Reserve Bank.

Commitments

The following table presents information as of June 30, 2014 regarding the Company’s commitments and contractual obligations:

	Commitments and Contractual Obligations
	Total Amount Committed	Less Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
	(In thousands)
Commitments to extend credit	$130,104	$79,964	$29,741	$8,505	$11,894
Unused lines of credit	302,069	178,445	24,679	59,093	39,852
Standby letters of credit	7,478	5,950	—	750	778

Total commitments	$439,651	$264,359	$54,420	$68,348	$52,524

FHLB advances	$450,000	$450,000	$—	$—	$—
Long-term debt	138,031	11,784	23,753	12,713	89,781
Operating and capital lease obligations	35,866	10,228	16,313	6,490	2,835
Certificate of deposits	646,993	434,556	153,543	58,701	193

Total contractual obligations	$1,270,890	$906,568	$193,609	$77,904	$92,809

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

The following table presents the capital amounts and ratios for the Company and the Bank as of dates indicated:

	Amount	Ratio	Minimum Capital Requirement	Ratio	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions	Ratio
	($ in thousands)
June 30, 2014:
Banc of California, Inc.
Total risk-based capital ratio	$424,935	15.19%	$223,866	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	394,699	14.10%	111,933	4.00%	N/A	N/A
Tier 1 leverage ratio	394,699	9.89%	159,613	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$415,809	14.88%	$223,628	8.00%	$279,535	10.00%
Tier 1 risk-based capital ratio	385,573	13.79%	111,814	4.00%	167,721	6.00%
Tier 1 leverage ratio	385,573	9.72%	158,704	4.00%	198,380	5.00%
December 31, 2013:
Banc of California, Inc.
Total risk-based capital ratio	$307,457	12.45%	$197,503	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	281,786	11.41%	98,752	4.00%	N/A	N/A
Tier 1 leverage ratio	281,786	8.02%	140,463	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$360,634	14.65%	$196,998	8.00%	$246,247	10.00%
Tier 1 risk-based capital ratio	334,963	13.60%	98,499	4.00%	147,748	6.00%
Tier 1 leverage ratio	334,963	9.58%	139,874	4.00%	174,845	5.00%

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

•	Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights.

•	Requires a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent.

•	Increases the minimum Tier 1 capital to risk-weighted assets ratio requirement from 4 percent to 6 percent.

•	Retains the minimum total capital to risk-weighted assets ratio requirement of 8 percent.

•	Establishes a minimum leverage ratio requirement of 4 percent.

•	Retains the existing regulatory capital framework for one-to-four family residential mortgage exposures.

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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income

The following table presents the projected change in the Bank’s net portfolio value at June 30, 2014 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change.

	June 30, 2014
Change in Interest Rates in Basis Points (bp) (1)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
	($ in thousands)
+100 bp	$447,404	$(22,726)	-4.8%	$151,105	$3,202	2.2%
0 bp	470,130			147,903
-100 bp	476,167	6,037	1.3%	141,199	(6,704)	-4.5%

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2014 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. Because of a material weakness in our internal control over financial reporting identified subsequent to June 30, 2014 and further described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Except as otherwise described below, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2013 and subsequent to June 30, 2014, immaterial errors related to prior periods were identified that indicated certain deficiencies existed in the Company’s internal control over financial reporting. Specifically, during the year ending 2013, financial reporting resources did not sufficiently complete certain account level reviews that presented a low potential risk of material error to the Company’s financial reporting, to ensure that the possibility that the aggregation of all potential errors in these accounts, which were more than remote, could not result in a material misstatement.

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

•	Designed new controls around the review and analysis of the allowance for loan and lease losses (“ALLL”) including the addition of a new Credit Risk Analytics team to oversee the ALLL process;

•	Implemented a new automated accounting software platform for stock-based compensation that eliminates the reliance on manual review of significant spreadsheets; and

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

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, on December 14, 2011, CMG Financial Services, Inc. (CMG) initiated a patent lawsuit against Pacific Trust Bank in the United States District Court for the Central District of California (styled CMG Financial Services, Inc. v. Pacific Trust Bank, F.S.B., et al., Case No. 2:11-cv-10344-PSG-MRW) (the Action) alleging infringement of U.S. Patent No. 7,627,509 (the 509 Patent) of limited number of financial products previously offered by Pacific Trust Bank. The 509 Patent relates to the origination and servicing of loans with characteristics similar to the Bank’s Green Loans. On December 16, 2013, the court stayed the Action in its entirety, and administratively closed the case, pending a decision by the Supreme Court in CLS Bank Int’l v. Alice Corp. The Supreme Court issued its decision in the case of CLS Bank Int’l v. Alice Corp. on June 19, 2014 and the court has now scheduled a hearing on August 18, 2014 to consider the Bank’s motion for summary judgment. The Company and its counsel believe the asserted claim is without merit and the resolution of the matter is not expected to have a material impact on the Company’s business, financial condition or results of operations, though no assurance can be given in this regard.

ITEM 1A - RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors that appeared under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Relating to Our Internal Control Over Financial Reporting

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Act. As disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2013 and in this quarterly report for the period ended June 30, 2014, management identified immaterial errors related to prior financial reporting periods that indicated certain deficiencies existed in our internal control over financial reporting. Management has concluded that, for the 2013 reporting period, these deficiencies, when aggregated, could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies result in a material weakness.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have taken a number of actions to rectify the underlying causes of the material weakness and are actively engaged in further steps as part of a comprehensive remediation plan designed to resolve this material weakness in a prompt fashion. Although this material weakness has not required us to restate our financial results, if we are unable to satisfactorily address the deficiencies underlying this material weakness in a timely fashion, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, then our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Risks Relating to Our Pending Branch Acquisition from Banco Popular North America

The success of our pending acquisition of branches from Banco Popular North America will depend on a number of uncertain  factors.

Consummation of our pending acquisition of branches (the Branch Acquisition) from Banco Popular North America (BPNA) is subject to receipt of required regulatory approvals, including the approval of the OCC, and the satisfaction of other closing conditions, including our receive of sufficient financing, in the aggregate, necessary to consummate the Branch Acquisition. The success of the Branch Acquisition will depend on a number of factors, including, without limitation:

•	the necessary regulatory approvals to consummate the Branch Acquisition being received by us and not containing terms, conditions or restrictions that will have a material adverse effect on the Bank;

•	our ability to access necessary capital on a timely basis;

•	our ability to successfully integrate the BPNA Branches into our current operations;

•	our ability to limit the outflow of deposits held by our new customers in the BPNA Branches and to retain interest-earning assets (i.e., loans) acquired in the Branch Acquisition;

•	the credit quality of loans acquired as part of the Branch Acquisition;

•	our ability to attract new deposits and to generate new interest-earning assets;

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases

	Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From April 1, 2014 to April 30, 2014	1,200	$12.23	—	897,958
From May 1, 2014 to May 31, 2014	—	$—	—	897,958
From June 1, 2014 to June 30, 2014	2,126	$11.08	—	897,958

Total	3,326	$11.50	—

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

The Company has a practice of buying back stock for tax purposes pertaining to employee benefit plans, and does not count these purchases toward the allotment of the shares. The Company purchased 3,326 shares during the three months ended June 30, 2014 at an average price of $11.50 with a total cost of $38 thousand, including fees, related to tax liability sales for employee stock benefit plans.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibits

2.1	Stock Purchase Agreement, dated as of June 3, 2011, by and among Banc of California, Inc., (f/k/a First PacTrust Bancorp, Inc.) (sometimes referred to below as the “Registrant” or the “Company”), Gateway Bancorp, Inc. (“Gateway”), each of the shareholders of Gateway and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)

2.1A	Amendment No. 1, dated as of November 28, 2011, to Stock Purchase Agreement, dated as of June 3, 2011, by and among The Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(1)

2.2B	Amendment No. 2, dated as of February 24, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(2)

2.2C	Amendment No. 3, dated as of June 30, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(3)

2.2D	Amendment No. 4, dated as of July 31, 2012, to Stock Purchase Agreement, dated as of June 3, 2011, by and among the Registrant, Gateway Bancorp, the Sellers named therein and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)	(a	)(4)

2.3	Agreement and Plan of Merger, dated as of August 30, 2011, by and between the Registrant and Beach Business Bank, as amended by Amendment No. 1thereto dated as of October 31, 2011	(b	)

2.4	Agreement and Plan of Merger, dated as of August 21, 2012, by and among First PacTrust Bancorp, Inc., Beach Business Bank and The Private Bank of California	(c	)

2.5	Amendment No. 1, dated as of May 5, 2013, to Agreement and Plan of Merger, dated as of August 21, 2012, by and among the Registrant, Beach Business Bank and The Private Bank of California	(y	)

2.6	Agreement and Plan of Merger, dated as of October 25, 2013, by and among the Registrant, Banc of California, National Association, CS Financial, Inc., the Sellers named therein and the Sellers’ Representative named therein	(z	)

2.7	Purchase and Assumption Agreement, dated as of April 22, 2014, by and between Banco Popular North America and Banc of California, National Association	(bb	)

3.1	Articles of Incorporation of the Registrant	(d	)

3.2	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(e	)

3.3	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(f	)

3.4	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(g	)

3.5	Articles of Amendment to Articles Supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(h	)

3.6	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 8.00% Non-Cumulative Perpetual Preferred Stock, Series C	(p	)

3.7	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series B	(q	)

3.8	Articles of Amendment to the Charter of the Registrant changing the Registrant’s name	(r	)

3.9	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(cc	)

3.10	Bylaws of the Registrant	3.10

4.1	Warrant to purchase up to 240,000 shares of the Registrant common stock originally issued on November 1, 2010	(g	)

4.2	Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010	(g	)

4.3	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(m	)

4.4	Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50% Senior Notes due April 15, 2020 and form of 7.50% Senior Notes due April 15, 2020	(m	)

4.5	Deposit Agreement, dated as of June 12, 2013, among the Registrant, Registrar and Transfer Company, as Depositary and the holders from time to time of the depositary receipts described therein	(p	)

4.6	Purchase Contract Agreement, dated May 21, 2014, between the Company and U.S. Bank National Association	(ff	)

4.7	Indenture, dated May 21, 2014, between the Company and U.S. Bank National Association	(ff	)

4.8	First Supplemental Indenture, dated May 21, 2014, between the Company and U.S. Bank National Association	(ff	)

10.1	Employment Agreement, dated as of November 17, 2010, by and among the Registrant and Pacific Trust Bank and Richard Herrin (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Herrin pursuant to his Employment Agreement)	(i	)

10.1A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Richard Herrin	(j	)

10.1B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Richard Herrin	(j	)

10.2	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven Sugarman	(j	)

10.2A	Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	(j	)

10.2B	Amendment dated December 13, 2013 to Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	(gg	)

10.2C	Letter Agreement, dated as of May 23, 2014, by and between the Registrant and Steven Sugarman, relating to Stock Appreciation Rights issued with respect to Tangible Equity Units	10.2C

10.3	Employment Agreement, dated as of September 25, 2012, by and among the Registrant, Pacific Trust Bank and Beach Business Bank and Robert M. Franko	(j	)

10.3A	Mutual Termination and Release Letter Agreement, dated September 25, 2012, relating to Executive Employment Agreement, dated June 1, 2003, between Doctors’ Bancorp, predecessor-in-interest to Beach Business Bank, and Robert M. Franko	(j	)

10.4	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	(j	)

10.5	Employment Agreement, dated as of November 5, 2012, by and among the Registrant and Ronald J. Nicolas, Jr.	(j	)

10.6	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	(dd	)

10.7	Registrant’s 2011 Omnibus Incentive Plan	(k	)

10.8A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(n	)

10.8B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(n	)

10.8C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(n	)

10.9	Registrant’s 2003 Stock Option and Incentive Plan	(l	)

10.10	Registrant’s 2003 Recognition and Retention Plan	(l	)

10.11	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between the Registrant and the Secretary of the United States Treasury	(f	)

10.12	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(o	)

10.13	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey Seabold	(aa	)

10.14	Registrant’s 2013 Omnibus Stock Incentive Plan	(s	)

10.14A	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(t	)

10.14B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(t	)

10.14C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	(t	)

10.14D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	(ee	)

10.14E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	(ee	)

10.14F	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	10.14F

10.14G	Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	10.14G

10.15	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Offices, dated as of May 31, 2013, between Pacific Trust Bank and AmericanWest Bank	(u	)

10.16	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	(v	)

10.17	Purchase and Sale Agreement and Escrow Instructions, dated as of July 24, 2013, by and between the Registrant and Memorial Health Services	(w	)

10.18	Assumption Agreement, dated as of July 1, 2013, by and between the Registrant and The Private Bank of California	(x	)

10.19	Securities Purchase Agreement, dated as of April 22, 2014, by and between the Registrant and OCM BOCA Investor, LLC	(bb	)

10.20	Securities Purchase Agreement, dated as of April 22, 2014, by and among the Registrant, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel L.P.	(bb	)

11.0	Statement regarding computation of per share earnings	None

15.0	Letter re unaudited interim financial information	None

18.0	Letter regarding change in accounting principles	None

19.0	Report furnished to security holders	None

22.0	Published report regarding matters submitted to vote of security holders	None

24.0	Power of Attorney	None

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)	31.2

31.3	Rule 13a-14(a) Certification (Chief Accounting Officer)	31.3

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.
(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.
(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference
(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.
(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.
(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.
(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference
(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.
(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.
(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference
(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference.
(j)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.
(k)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference
(l)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.
(m)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.
(n)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.
(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.
(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.
(r)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 17, 2013 and incorporated herein by reference.
(s)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.
(t)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.
(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.
(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.
(w)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.
(x)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.
(y)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference
(z)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference
(aa)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference
(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.
(cc)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference.
(dd)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.
(ee)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.
(ff)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference
(gg)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference

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