Form 10-Q
period 2014-09-30
BANC OF CALIFORNIA, INC.
filed 2014-11-07
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
As of October 31, 2014, the registrant had outstanding 28,032,743 shares of voting common stock and 602,783 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
September 30, 2014

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

ii.
risks that the Company’s merger and acquisition activities, including but not limited to the pending acquisition of the BPNA branches and the recently completed acquisitions of The Private Bank of California (PBOC), The Palisades Group, LLC and CS Financial, Inc., as well as the recent merger of the Company’s subsidiary banks, may disrupt current plans and operations and lead to difficulties in customer and employee retention, risks that the amount of the costs, fees, expenses and charges related to these transactions could be significantly higher than anticipated and risks that the expected revenues, cost savings, synergies and other benefits of these transactions might not be realized to the extent anticipated, within the anticipated timetables, or at all;

iii.	risks that funds obtained from capital raising activities will not be utilized efficiently or effectively;

iv.	a worsening of current economic conditions, as well as turmoil in the financial markets;

v.
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

vi.	the quality and composition of our securities portfolio;

vii.	changes in general economic conditions, either nationally or in our market areas;

viii.
continuation of the historically low short-term interest rate environment, changes in the levels of general interest rates, and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

ix.	fluctuations in the demand for loans and leases, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area;

x.
results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan and lease losses, write-down asset values, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

xi.	legislative or regulatory changes that adversely affect our business, including changes in regulatory capital or other rules;

xii.	our ability to control operating costs and expenses;

xiii.	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

xiv.	errors in our estimates in determining fair value of certain of our assets, which may result in significant declines in valuation;

xv.	the network and computer systems on which we depend could fail or experience a security breach;

xvi.	our ability to attract and retain key members of our senior management team;

xvii.	costs and effects of litigation, including settlements and judgments;

xviii.	increased competitive pressures among financial services companies;

xix.	changes in consumer spending, borrowing and saving habits;

xx.	adverse changes in the securities markets;

xxi.	earthquake, fire or other natural disasters affecting the condition of real estate collateral;

xxii.	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

xxiii.	inability of key third-party providers to perform their obligations to us;

xxiv.
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board or their application to our business, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

xxv.	war or terrorist activities; and

xxvi.
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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$5,646	$4,937
Interest-bearing deposits	179,339	105,181
Total cash and cash equivalents	184,985	110,118
Time deposits in financial institutions	1,900	1,846
Securities available for sale, at fair value	310,385	170,022
Loans held for sale, carried at fair value	252,390	192,613
Loans held for sale, carried at lower of cost or fair value	874,949	524,120
Loans and leases receivable, net of allowance of $25,283 at September 30, 2014 and $18,805 at December 31, 2013	2,686,785	2,427,306
Federal Home Loan Bank and other bank stock, at cost	35,432	22,600
Servicing rights, net ($11,376 measured at fair value at September 30, 2014 and $13,535 at December 31, 2013)	11,745	13,883
Accrued interest receivable	11,587	10,866
Other real estate owned, net	605	—
Premises, equipment, and capital leases, net	67,323	66,260
Bank-owned life insurance	19,038	18,881
Goodwill	31,591	30,143
Affordable housing fund investment	5,090	5,628
Deferred income tax	8,663	—
Income tax receivable	—	2,995
Other intangible assets, net	10,829	12,152
Other assets	24,699	18,590
Total Assets	$4,537,996	$3,628,023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing deposits	$457,743	$429,158
Interest-bearing deposits	3,173,967	2,489,486
Total deposits	3,631,710	2,918,644
Advances from Federal Home Loan Bank	305,000	250,000
Notes payable, net	95,549	82,320
Reserve for loss on repurchased loans	7,045	5,427
Income taxes payable	2,158	—
Accrued expenses and other liabilities	49,653	46,763
Total liabilities	4,091,115	3,303,154
Commitments and contingent liabilities
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized:
Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 32,000 shares authorized, 32,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	31,934	31,934
Series B, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 10,000 shares authorized, 10,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	10,000	10,000
Series C, 8.00% non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 40,250 shares authorized, 40,250 shares issued and outstanding at September 30, 2014 and December 31, 2013	37,943	37,943
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 29,662,724 shares issued and 28,023,701 shares outstanding at September 30, 2014; 20,959,286 shares issued and 19,561,469 shares outstanding at December 31, 2013	297	210
Class B non-voting non-convertible Common stock, $.01 par value per share, 3,136,156 shares authorized; 602,783 shares issued and outstanding at September 30, 2014 and 584,674 shares issued and outstanding at December 31, 2013	6	6
Additional paid-in capital	371,738	256,306
Retained earnings	24,862	16,981
Treasury stock, at cost (1,639,023 shares at September 30, 2014 and 1,397,817 shares at December 31, 2013)	(29,798)	(27,911)
Accumulated other comprehensive income (loss), net	(101)	(600)
Total shareholders’ equity	446,881	324,869
Total liabilities and shareholders’ equity	$4,537,996	$3,628,023
See accompanying notes to unaudited consolidated financial statements

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and dividend income
Loans, including fees	$44,555	$32,061	$128,162	$76,751
Securities	1,460	1,292	3,377	2,159
Dividends and other interest-earning assets	634	493	1,520	845
Total interest and dividend income	46,649	33,846	133,059	79,755
Interest expense
Deposits	6,165	5,084	17,971	10,386
Federal Home Loan Bank advances	118	56	317	177
Notes payable and other interest-bearing liabilities	2,180	1,763	5,825	5,265
Total interest expense	8,463	6,903	24,113	15,828
Net interest income	38,186	26,943	108,946	63,927
Provision for loan and lease losses	2,780	2,109	6,817	6,195
Net interest income after provision for loan and lease losses	35,406	24,834	102,129	57,732
Noninterest income
Customer service fees	230	621	839	1,676
Loan servicing income	924	293	2,951	939
Income from bank owned life insurance	64	42	167	130
Net gain on sale of securities available for sale	—	10	522	319
Net gain on sale of loans	10,260	484	15,901	4,520
Net gain on mortgage banking activities	26,943	16,231	70,400	52,862
Other income	5,677	545	13,968	1,780
Total noninterest income	44,098	18,226	104,748	62,226
Noninterest expense
Salaries and employee benefits	41,094	30,179	114,905	74,570
Occupancy and equipment	7,969	5,247	23,931	12,070
Professional fees	4,758	4,560	12,151	9,804
Data processing	1,286	1,552	3,347	3,827
Advertising	1,584	1,664	3,369	3,076
Regulatory assessments	1,013	986	3,000	1,578
Loan servicing and foreclosure expense	292	276	642	628
Operating loss on equity investment	203	120	538	410
Valuation allowance for other real estate owned	—	18	—	97
Net gain on sales of other real estate owned	—	(73)	—	(224)
Provision for loan repurchases	1,154	375	2,055	1,363
Amortization of intangible assets	890	973	2,773	1,707
Impairment on intangible assets	—	976	—	976
All other expense	7,314	5,451	19,079	11,574
Total noninterest expense	67,557	52,304	185,790	121,456
Income (loss) before income taxes	11,947	(9,244)	21,087	(1,498)
Income tax expense (benefit)	721	(710)	983	1,744
Net income (loss)	11,226	(8,534)	20,104	(3,242)
Preferred stock dividends	910	946	2,730	1,234
Net income (loss) available to common shareholders	$10,316	$(9,480)	$17,374	$(4,476)
Basic earnings (loss) per common share	$0.31	$(0.53)	0.64	$(0.32)
Diluted earnings (loss) per common share	$0.30	$(0.53)	0.63	$(0.32)
Basic earnings (loss) per class B common share	$0.31	$(0.53)	0.64	$(0.32)
Diluted earnings (loss) per class B common share	$0.31	$(0.53)	0.64	$(0.32)
See accompanying notes to unaudited consolidated financial statements

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$11,226	$(8,534)	$20,104	$(3,242)
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) arising during the period	(980)	(644)	1,142	(944)
Reclassification adjustment for gain included in net income	—	(10)	(522)	(319)
Total change in unrealized loss (gain) on available-for-sale securities	(980)	(654)	620	(1,263)
Unrealized gain (loss) on cash flow hedge:
Unrealized gain (loss) arising during the period	388	—	(121)	—
Total change in unrealized gain (loss) on cash flow hedge	388	—	(121)	—
Total other comprehensive income (loss)	(592)	(654)	499	(1,263)
Comprehensive income (loss)	$10,634	$(9,188)	$20,603	$(4,505)
See accompanying notes to unaudited consolidated financial statements

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in thousands) (Unaudited)

	Preferred Stock			Common Stock		Additional Paid-	Retained	Treasury	Accumulated Other Comprehensive
	Series A	Series B	Series C	Class A	Class B	in Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2012	$31,934	$—	$—	$120	$11	$154,563	$26,550	$(25,818)	$1,397	$188,757
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(3,242)	—	—	(3,242)
Other comprehensive income, net	—	—	—	—	—	—	—	—	(1,263)	(1,263)
Issuance of common stock	—	—	—	68	(6)	76,173	—	—	—	76,235
Issuance of preferred stock	—	—	37,943	—	—	—	—	—	—	37,943
Preferred stock assumed through business acquisition	—	10,000		—	—	—	—	—	—	10,000
Stock options converted through business acquisition	—	—	—	—	—	9	—	—	—	9
Forfeiture and retirement of common stock	—	—	—	—	—	34	—	(34)	—	—
Purchase of 104,740 shares of treasury stocks	—	—	—	—	—	—	—	(1,402)	—	(1,402)
Issuance of stock awards from treasury stock	—	—	—	—	—	(1,799)	—	1,799	—	—
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	519	(519)	—	—	—
Stock option compensation expense	—	—	—	—	—	336	—	—	—	336
Restricted stock compensation expense	—	—	—	—	—	969	—	—	—	969
Dividends declared ($0.36 per common share)	—	—	—	—	—	—	(4,528)	—	—	(4,528)
Preferred stock dividends	—	—	—	—	—	—	(1,234)	—	—	(1,234)
Balance at September 30, 2013	$31,934	$10,000	$37,943	$188	$5	$230,804	$17,027	$(25,455)	$134	$302,580
Balance at December 31, 2013	$31,934	$10,000	$37,943	$210	$6	$256,306	$16,981	$(27,911)	$(600)	$324,869
Comprehensive income:
Net income	—	—	—	—	—	—	20,104	—	—	20,104
Other comprehensive income, net	—	—	—	—	—	—	—	—	499	499
Issuance of common stock	—	—	—	87	—	54,814	—	—	—	54,901
Issuance of tangible equity units	—	—	—	—	—	51,182	—	—	—	51,182
Purchase of 23,502 shares of treasury stock	—	—	—	—	—	—	—	(280)	—	(280)
Reclassification adjustment for awards issued from treasury stock	—	—	—	—	—	1,926	—	(1,926)	—	—
Exercise of stock options	—	—	—	—	—	993	—	—	—	993
Stock option compensation expense	—	—	—	—	—	357	—	—	—	357
Restricted stock compensation expense	—	—	—	—	—	4,196	—	—	—	4,196
Stock appreciation right expense	—	—	—	—	—	1,364	—	—	—	1,364
Issuance of stock awards from treasury stock	—	—	—	—	—	(319)	—	319	—	—
Tax effect of dividends paid on unvested equity awards	—	—	—	—	—	401	—	—	—	401
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	518	(78)	—	—	440
Dividends declared ($0.36 per common share)	—	—	—	—	—	—	(9,415)	—	—	(9,415)
Preferred stock dividends	—	—	—	—	—	—	(2,730)	—	—	(2,730)
Balance at September 30, 2014	$31,934	$10,000	$37,943	$297	$6	$371,738	$24,862	$(29,798)	$(101)	$446,881
See accompanying notes to unaudited consolidated financial statements

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$20,104	$(3,242)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Provision for loan and lease losses	6,817	6,195
Provision for loan repurchases	2,055	1,363
Net revenue on mortgage banking activities	(70,400)	(52,862)
Net gain on sale of loans	(15,901)	(4,520)
Net amortization (accretion) of securities	544	953
Depreciation on premises and equipment	4,850	2,785
Amortization of intangibles	2,773	1,707
Amortization of debt issuance cost	484	289
Stock option compensation expense	357	336
Stock award compensation expense	4,196	969
Change in fair value of converted stock options related to business acquisition	—	9
Stock appreciation right expense	1,364	1,130
Bank owned life insurance income	(167)	(130)
Operating loss on equity investment	538	410
Impairment on intangible assets	—	976
Net gain on sale of securities available for sale	(522)	(319)
Gain on sale of mortgage servicing rights	(2,268)	—
Gain on sale of other real estate owned	—	(224)
Loss (Gain) on sale or disposal of property and equipment	787	(1)
Increase in valuation allowances on other real estate owned	—	97
Tax effect of dividends paid on unvested equity awards	401	—
Repurchase of mortgage loans	(4,188)	—
Originations of loans held for sale from mortgage banking	(2,028,108)	(1,388,622)
Originations of other loans held for sale	(1,040,301)	—
Proceeds from sales of and principal collected on loans held for sale from mortgage banking	2,035,343	1,276,104
Proceeds from sales of and principal collected on other loans held for sale	571,447	—
Change in deferred loan (costs) fees	(1,229)	(414)
Amortization of premiums and discounts on purchased loans	(28,000)	(13,714)
Change in accrued interest receivable	(721)	(5,423)
Change in other assets	(3,874)	14,209
Change in accrued interest payable and other liabilities	2,574	13,496
Net cash used in operating activities	(541,045)	(148,443)
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	52,245	127,286
Proceeds from maturities and calls of securities available-for-sale	1,231	12,157
Proceeds from principal repayments of securities available-for-sale	28,792	82,924
Purchases of securities available-for-sale	(222,033)	(51,526)
Net cash (used) acquired in acquisitions	(1,000)	5,786
Loan originations and principal collections, net	(232,859)	(415,272)
Purchase of loans	(25,218)	(852,913)
Redemption of Federal Home Loan Bank stocks	—	25
Purchase of Federal Home Loan Bank and other bank stocks	(12,832)	(5,972)
Proceeds from sale of loans held for investment	142,482	219,211
Net change in time deposits in financial institutions	(54)	2,089
Proceeds from sale of other real estate owned	48	3,600
Proceeds from sale of mortgage servicing rights	17,177	—
Proceeds from sale of premises and equipment	30	—
Additions to premises and equipment	(7,081)	(49,609)
Payments of capital lease obligations	(682)	(218)
Net cash used in investing activities	(259,754)	(922,432)
Cash flows from financing activities:
Net increase in deposits	712,865	1,391,343
Net increase (decrease) in Federal Home Loan Bank advances	55,000	(91,833)
Net proceeds from issuance of common stock	53,901	47,953
Net proceeds from issuance of preferred stock	—	37,943
Net proceeds from issuance of tangible equity units	64,959	—
Payment of Amortizing Debt	(1,032)	—
Purchase of treasury stock	(280)	(1,402)
Proceeds from exercise of stock options	993	—
Dividends paid on preferred stock	(2,742)	(1,234)
Dividends paid on common stock	(7,998)	(4,528)
Net cash provided by financing activities	875,666	1,378,242
Net change in cash and cash equivalents	74,867	307,367
Cash and cash equivalents at beginning of period	110,118	108,643
Cash and cash equivalents at end of period	$184,985	$416,010
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$23,953	$15,722
Income taxes paid	4,311	—
Income taxes refunds received	264	—
Supplemental disclosure of noncash activities
Transfer from loans to other real estate owned, net	653	—
Transfer of loans receivable to loans held for sale, net of transfer of $989 and $0 from allowance for loan and lease losses for the nine months ended September 30, 2014 and 2013, respectively	65,584	105,126
Transfer of loans held for sale to loans receivable	117,116	—
Transfer of deposits to deposits held for sale	—	462,768
Equipment acquired under capital leases	989	1,239
See accompanying notes to unaudited consolidated financial statements

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of Banc of California, Inc. (the Company, we, us and our) and its wholly owned subsidiaries, Banc of California, National Association (the Bank), the Palisades Group, LLC (the Palisades Group), and PTB Property Holdings, LLC, as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries.
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
The Bank is engaged in the business of retail banking, with operations conducted through 17 banking offices, serving San Diego, Los Angeles, and Orange counties, California and 59 loan production offices in California, Arizona, Oregon, Montana, Virginia, North Carolina, Colorado, Indiana, and Maryland as of September 30, 2014. As of September 30, 2014, single family residential (SFR) mortgage loans and Green loans (SFR mortgage lines of credit) accounted for approximately 39.3 percent and 4.7 percent, respectively, of the Company’s loan and lease portfolio, with a high percentage of such loans concentrated in Southern California. The customer’s ability to repay their loans or leases is generally dependent on the real estate market and general economic conditions in the area.
The accounting and reporting polices of the Company are based upon U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies or in its estimates and assumptions from those disclosed in its 2013 Annual Report on Form 10-K, other than the enhancement made on allowance for loan and lease losses, the adoption of new accounting pronouncements and other authoritative guidance that became effective for the Company on or after January 1, 2014. Refer to Accounting Pronouncements below for discussion of accounting pronouncements adopted in 2014.
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
The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ materially. The allowance for loan and lease losses, reserve for loss on repurchased loans, servicing rights, other real estate owned, realization of deferred tax assets, goodwill, other intangible assets, derivatives, fair value of assets and liabilities acquired in business combinations, and the fair value of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. As of September 30, 2014, the Company had a net deferred tax asset of $8.7 million, net of a $8.3 million valuation allowance and as of December 31, 2013, the Company had a net deferred tax asset of $0, net of a $17.3 million valuation allowance (See further discussion in Note 11, Income Taxes).
Earnings Per Share: Earnings per share is computed under the two-class method. Basic earnings per common share (EPS) is computed by dividing net income allocated to common shareholders by the weighted average number of shares outstanding, including the minimum number of shares issuable under purchase contracts relating to the tangible equity units (see the discussion of the tangible equity units in Note 15, Shareholders' Equity). Diluted EPS is computed by dividing net income allocated to common shareholders by the weighted average number of shares outstanding, adjusted for the dilutive effect of the restricted stock units, the potentially issuable shares in excess of the minimum under purchase contracts relating to the tangible equity units, outstanding stock options, and warrants to purchase common stock. Net income allocated to common shareholders is computed by subtracting income allocated to participating securities, participating securities dividends and preferred stock dividend from net income. Participating securities are instruments granted in share-based payment transactions that contain rights to receive nonforfeitable dividends or dividend equivalents, which includes the Stock Appreciation Rights to the extent they confer dividend equivalent rights, as described under “Stock Appreciation Rights” in Note 14, Stock Compensation Plans.
Allowance for Loan and Lease Losses: During the three months ended September 30, 2014, the Company enhanced the current methodologies, processes and controls over the allowance for loan and lease losses (ALLL), due to the Company's rapid organic and acquisitive growth and rapidly changing profile. These enhancements will update and upgrade how each component of the ALLL are quantified, their relationship to each other, and their overall relevance to the Company's new profile and strategic direction.
To ensure overall level of ALLL adequacy, the Company performed comparative analysis of its ALLL to total loans ratio to average and median of the industry benchmark groups and its ALLL reserve levels were determined to be appropriate and adequate for the Company's current portfolio. The following is a synopsis of the enhancements for each component of ALLL:

•
Expand the look-back period to 28 rolling quarters to capture the full economic cycle. To accommodate the expansion, the Company supplemented its 15 quarters of internal history with 13 quarters of industry average loss history.

•	Utilize net historical losses versus gross historical losses.

•
Expand the peer group used to determine industry average loss history to include three industry groups; 1) all U.S. financial and bank holding companies, 2) all California financial and bank holding companies, 3) the peer group average from the Uniform Bank Performance Report. The methodology allows for the weighting of all three industry groups as appropriate.

•	Apply the segment specific loss emergence period to each segment's loss rate versus 12 months for all portfolio segments as was done previously.

•
Reset the range for the nine interagency recommended qualitative factors and add a new qualitative factor for data-model imprecision risk. The expected range of the qualitative reserve will now be calculated at each factor level based on a baseline risk weighting adjusted for current risks, trends and business conditions.

•	Disaggregated certain qualitative factors to be determined on the portfolio segment level.
Due to these enhancements, the Company realized additional $591 thousand ALLL than what it would have been using the old methodology.
Correction of Prior Period Errors: During the nine months ended September 30, 2014, the Company made cumulative prior period (years ended December 31, 2013 and 2012) adjustments related to the provision for loan repurchases, the allowance for loan and lease losses, restricted stock compensation expense, and other expenses, which increased the provision for loan repurchases by $571 thousand, provision for loan and lease losses by $1.2 million, and other expense by $353 thousand, and decreased stock compensation expense by $234 thousand. The Company reviewed the impact of these corrections in accordance with Securities Exchange Commission Staff Accounting Bulletin No. 99 “Materiality”, and determined that the corrections were not material to prior or current periods.
Accounting Pronouncements: During the nine months ended September 30, 2014, the following pronouncements applicable to the Company were issued or became effective:
In January 2014, the FASB issued guidance within ASU 2014-1, “Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU 2014-1to Topic 323, “Equity Investments and Joint Ventures,” provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. All of the Company’s affordable housing fund investments are within the scope of this guidance. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In January 2014, the FASB issued ASU No. 2014-4, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-4 clarifies that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure. Interim and annual disclosure is required of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-4 is effective using either the modified retrospective transition method or a prospective transition method for fiscal years and interim periods within those years, beginning after December 15, 2014, and early adoption is permitted. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-9, “Revenue From Contracts With Customers”, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for Company at the beginning of its 2017 fiscal year; early adoption is not permitted. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
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
In August 2014, the FASB issued ASU 2014-14, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” Under ASU 2014-14, a mortgage loan should be derecognized and a separate receivable based on the principal and interest expected to be recovered from the governmental guarantor should be recognized upon foreclosure when all of the following conditions exist: a government guarantee exists that is not separable from the loan prior to the foreclosure; as of the date of the foreclosure the creditor has the intent to convey the real estate to the governmental agency that issued the guarantee, to make a claim on the guarantee and the creditor has the ability to recover amounts due from the governmental entity as a result of the claim; and, as of the time of the foreclosure, the claim amount that is based on the fair value of the real estate is fixed. ASU 2014-14 is effective using either the modified retrospective transition method or a prospective transition method for fiscal years and interim periods within those years, beginning after December 15, 2014. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

NOTE 2 – BUSINESS COMBINATIONS AND BRANCH SALES
The Company completed the following acquisitions between January 1, 2013 and September 30, 2014 and used the acquisition method of accounting. Accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition.
The following table presents a summary of acquired assets and assumed liabilities along with a summary of the acquisition consideration as of the dates of acquisition:

	Acquisition and Date Acquired
	Renovation Ready	CS Financial	The Palisades Group	Private Bank of California
	January 31, 2014	October 31, 2013	September 10, 2013	July 1, 2013
	(In thousands)
Assets acquired:
Cash and due from banks	$—	$482	$900	$33,752
Interest-bearing deposits	—	—	5	—
Securities available for sale	—	—	—	219,298
Loans held for sale	—	4,982	—	—
Loans and leases receivable	—	—	—	385,256
Premises, equipment, and capital leases	—	704	—	1,501
Income tax receivable	—	—	—	682
Goodwill	2,240	7,178	—	15,126
Other intangible assets	760	690	—	10,400
Other assets	—	608	364	6,578
Total assets acquired	$3,000	$14,644	$1,269	$672,593
Liabilities assumed:
Deposits	$—	$—	$—	$561,890
Advances from Federal Home Loan Bank	—	—	—	41,833
Other liabilities	1,000	6,722	1,219	2,481
Total liabilities assumed	1,000	6,722	1,219	606,204
SBLF preferred stock assumed	—	—	—	10,000
Total consideration paid	$2,000	$7,922	$50	$56,389
Summary of consideration
Cash paid	$1,000	$1,500	$50	$28,077
Common stock issued	1,000	1,964	—	28,282
Replacement awards	—	—	—	30
Noninterest-bearing note	—	3,150	—	—
Performance based equity	—	1,308	—	—
Earn-out liabilities	1,000	—	—	—
RenovationReady® Acquisition
Effective January 31, 2014, the Company acquired certain assets, including service contracts and intellectual property, of RenovationReady, a provider of specialized loan services to financial institutions and mortgage bankers that originate agency eligible residential renovation and construction loan products.
The RenovationReady acquisition was accounted for under GAAP guidance for business combinations. The purchased identifiable intangible assets and assumed liabilities were recorded at their estimated fair values as of January 31, 2014. The

Company recorded $2.2 million of goodwill and $760 thousand of other intangible assets. The other intangible assets are related to a customer relationship intangible.
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
The CS Financial acquisition was accounted for under GAAP guidance for business combinations. The purchased assets, including identifiable intangible assets, and assumed liabilities were recorded at their estimated fair values as of October 31, 2013. The Company recorded $7.2 million of goodwill and $690 thousand of other intangible assets. The other intangible assets are related to a trade name intangible.
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
Pursuant to the terms of the PBOC Merger Agreement, the Company paid aggregate merger consideration of (1) 2,082,654 shares of Company common stock (valued at $28.3 million based on the $13.58 per share closing price of Company common stock on July 1, 2013), and (2) $25.4 million in cash. Additionally, the Company paid $2.7 million for the cancellation of certain outstanding options to acquire PBOC common stock in accordance with the PBOC Merger Agreement and converted the remaining outstanding PBOC stock options to Company stock options with an assumed fair value of approximately $30 thousand. On the basis of the number of shares of PBOC common stock issued and outstanding immediately prior to the completion of the merger, each outstanding share of PBOC common stock was converted into the right to receive $6.52 in cash and 0.5379 shares of Company common stock.
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

In accordance with GAAP guidance for business combinations, the Company has expensed approximately $2.6 million of direct acquisition costs, all of which were recognized in 2013, and recorded $15.1 million of goodwill and $10.4 million of other intangible assets. The other intangible assets are primarily related to core deposits and are being amortized on an accelerated basis over 2-7 years. Loans acquired from PBOC that were considered credit impaired were written down at the acquisition date in accordance with purchase accounting to fair value. In addition, the allowance for loan losses for all PBOC loans was not carried over to the Company’s allowance for loan and lease losses. A full valuation allowance for the deferred tax asset was recorded based on management’s evaluation of the expectation of recovery of deferred tax assets for the Company. For tax purposes, purchase accounting adjustments, including goodwill are all nontaxable and/or non-deductible.
Pro Forma Information
The following table presents unaudited pro forma information as if the acquisitions of PBOC, Palisades and CS Financial had occurred on January 1, 2013 after giving effect to certain adjustments. The unaudited pro forma information for the three and nine months ended September 30, 2013 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The information for the three and nine months ended September 30, 2014 reflects the Company's actual reported results for those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net interest income	$38,186	$26,977	$108,946	$74,369
Provision for loan and lease losses	$2,780	$2,125	6,817	7,054
Noninterest income	$44,098	$23,446	104,748	82,237
Noninterest expense	$67,557	$58,416	185,790	148,692
Income (loss) before income taxes	11,947	(10,118)	21,087	860
Income tax expense (benefit)	721	(1,077)	983	2,735
Net income (loss)	$11,226	$(9,041)	$20,104	$(1,875)
Basic earnings (loss) per total common share	$0.31	$(0.55)	$0.64	$(0.20)
Diluted earnings (loss) per total common share	$0.30	$(0.55)	$0.63	$(0.20)
The above unaudited pro forma financial information for 2013 includes the pre-acquisition periods for PBOC, Palisades, and CS Financial. The above unaudited pro forma financial information includes pre-acquisition provisions for loan and lease losses recognized by PBOC and CS Financial of $16 thousand and $859 thousand for the three and nine months ended September 30, 2013, respectively. No pro forma information for RenovationReady is presented for the three and nine months ended September 30, 2014, as it is immaterial. The above pro forma financial information does not include cost saves or integration costs and may not be reflective of what the actual results would have been for the applicable period had the transaction occurred at the beginning of the period.
Branch Sales
On October 4, 2013, the Bank sold eight branches and related assets and deposit liabilities to a Washington state chartered bank (AWB). The transaction was completed with a transfer of $464.3 million deposits to AWB in exchange for a deposit premium of 2.3 percent. Certain other assets related to the branches include the real estate for three of the branch locations and certain overdraft and other credit facilities related to the deposit accounts. The Company recognized a gain of $12.6 million from this transaction, of which $12.1 million was recognized in 2013.
Pending Acquisition of Banco Popular’s California Branch Network
On April 22, 2014, the Bank entered into a Purchase and Assumption Agreement (the Purchase Agreement) with Banco Popular North America (BPNA), pursuant to which the Bank agreed to acquire select assets and assume certain liabilities comprising BPNA’s network of 20 California branches (the BPNA Branches, and transaction the Branch Acquisition). Subject to the terms of the Purchase Agreement, the Bank will acquire approximately $1.1 billion in loans and will assume approximately $1.1 billion of deposit liabilities related to the Branches (based on September 30, 2014 balances). The Bank will also acquire certain other assets relating to the Branches, including, among others, owned and leased real property. In addition to certain deposits, the Bank will assume other liabilities pertaining to the operation of the Branches. The Branch Acquisition is subject to customary conditions to closing and the obligation of the Bank to complete the transaction is subject to its receipt of financing necessary to complete the transaction on the terms set forth in the Purchase Agreement. In conjunction with the anticipated closing of the Branch Acquisition, the Company will also sell and issue shares of voting common stock to OCM BOCA Investor, LLC (“Oaktree”), an entity owned by investment funds managed by Oaktree Capital Management, L.P., and (ii)

Patriot Financial Partners, L.P., Patriot Financial Partners Parallel, L.P., Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P, resulting in gross proceeds to the Company of approximately $50 million. The Branch Acquisition is anticipated to close on or about November 7, 2014.

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
Loans Held for Sale: The fair value of loans held for sale is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics. Therefore, loans held for sale subjected to recurring fair value adjustments are classified as Level 2. The Company had $252.4 million and $192.6 million of loans held for sale at such fair values at September 30, 2014 and December 31, 2013, respectively. The Company also had $874.9 million and $524.1 million of non-conforming jumbo mortgage loans held for sale at the lower of cost or fair value at September 30, 2014 and December 31, 2013, respectively. The Company obtains quotes, bid or pricing indications on all or part of these loans directly from the buyers. Premiums and discounts received or to be received on the quotes, bids or pricing indications are indicative of the fact that the cost is lower or higher than fair value.
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
Other Real Estate Owned Assets: Other real estate owned assets (OREO) are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. The Company recorded $0 and $18 thousand valuation allowance expense for OREO, respectively, for the three months ended September 30, 2014 and 2013 and recorded $0 and $97 thousand, respectively, for the nine months ended September 30, 2014 and 2013 in valuation allowance expense for OREO.

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
	(In thousands)
September 30, 2014:
Assets
Available-for-sale securities:
SBA loan pools securities	$1,693	$—	$1,693	$—
U.S. government-sponsored entities and agency securities	1,980	—	1,980	—
Private label residential mortgage-backed securities	3,698	—	3,698	—
Agency mortgage-backed securities	303,014	—	303,014	—
Loans held for sale	252,390	—	252,390	—
Derivative assets (1)	6,955	—	6,955	—
Mortgage servicing rights (2)	11,376	—	—	11,376
Liabilities
Derivative liabilities (3)	596	—	596	—
December 31, 2013:
Assets
Available-for-sale securities:
SBA loan pools securities	$1,736	$—	$1,736	$—
U.S. government-sponsored entities and agency securities	1,920	—	1,920	—
Private label residential mortgage-backed securities	14,752	—	14,752	—
Agency mortgage-backed securities	151,614	—	151,614	—
Loans held for sale	192,613	—	192,613	—
Derivative assets (1)	5,493	—	5,493	—
Mortgage servicing rights (2)	13,535	—	—	13,535
Liabilities
Derivative liabilities (3)	—	—	—	—

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
	(In thousands)
September 30, 2014:
Assets
Impaired loans:
Single family residential mortgage	$23,119	$—	$—	$23,119
Commercial and industrial	7,333	—	—	7,333
Commercial real estate	3,572	—	—	3,572
Multi-family	1,622	—	—	1,622
Other consumer	1,382	—	—	1,382
SBA	6	—	—	6
Other real estate owned:
Single family residential	605	—	—	605
December 31, 2013:
Assets
Impaired loans:
Single family residential mortgage	$12,814	$—	$8,769	$4,045
Commercial real estate	3,868	—	105	3,763
Multi-family	1,972	—	—	1,972
Other consumer	249	—	216	33
Commercial and industrial	33	—	—	33
SBA	10	—	—	10
The Company did not have any other real estate owned at December 31, 2013.
The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Impaired loans:
Single family residential mortgage	$(18)	$(884)	$(350)	$(1,195)
Real estate mortgage	88	(117)	88	(238)
SBA	—	(1)	—	(29)
Other consumer	—	—	(2)	(19)
Commercial and industrial	—	(2)	—	(2)
Other real estate owned:
Single family residential	—	(7)	—	(40)
Multi-family	—	83	—	84
Land	—	(21)	—	83

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Three Months Ended			Nine Months Ended
	Private Label Residential Mortgage Backed Securities	Mortgage Servicing Rights	Total	Private Label Residential Mortgage Backed Securities	Mortgage Servicing Rights	Total
	(In thousands)
September 30, 2014:
Balance at beginning of period	$—	$9,816	$9,816	$—	$13,535	$13,535
Transfers out of Level 3 (1)	—	—	—	—	(9,185)	(9,185)
Total gains or losses (realized/unrealized):
Included in earnings—realized	—	—	—	—	—	—
Included in earnings—fair value adjustment	—	110	110	—	(140)	(140)
Included in other comprehensive income	—	—	—	—	—	—
Amortization of premium (discount)	—	—	—	—	—	—
Additions	—	7,735	7,735	—	18,057	18,057
Sales and settlements	—	(6,285)	(6,285)	—	(10,891)	(10,891)
Balance at end of period	$—	$11,376	$11,376	$—	$11,376	$11,376
September 30, 2013:
Balance at beginning of period	$1,706	$4,620	$6,326	$2,214	$1,739	$3,953
Transfers out of Level 3 (1)	—	—	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings—realized	—	—	—	—	—	—
Included in earnings—fair value adjustment	—	(79)	(79)	—	251	251
Included in other comprehensive income	(3)	—	(3)	—	—	—
Amortization of premium (discount)	—	—	—	—	—	—
Additions	—	2,836	2,836	—	5,598	5,598
Sales and settlements	(1,703)	(157)	(1,860)	(2,214)	(368)	(2,582)
Balance at end of period	$—	$7,220	$7,220	$—	$7,220	$7,220

(1)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that cause the transfer.

The following table presents quantitative information about Level 3 fair value measurements on a recurring basis as of the dates indicated:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
September 30, 2014:	(In thousands)
Mortgage servicing rights	$11,376	Discounted cash flow	Discount rate	10.00% to 21.22% (10.70%)
			Prepayment rate	4.71% to 34.76% (12.41%)
December 31, 2013:
Mortgage servicing rights	$13,535	Discounted cash flow	Discount rate	10.00% to 17.94% (10.26%)
			Prepayment rate	4.19% to 34.54% (9.85%)
September 30, 2013
Mortgage servicing rights	$7,220	Discounted cash flow	Discount rate	10.00% to 17.46% (10.33%)
			Prepayment rate	3.29% to 38.70% (10.89%)
The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights include the discount rate and prepayment rate. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying	Fair Value Measurement Level
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2014:
Financial assets
Cash and cash equivalents	$184,985	$184,985	$—	$—	$184,985
Time deposits in financial institutions	1,900	1,900	—	—	1,900
Securities available-for-sale	310,385	—	310,385	—	310,385
FHLB and other bank stock	35,432	—	35,432	—	35,432
Loans held for sale	1,127,339	—	1,133,318	—	1,133,318
Loans and leases receivable, net of allowance	2,686,785	—	—	2,738,419	2,738,419
Accrued interest receivable	11,587	11,587	—	—	11,587
Derivative assets	6,955	—	6,955	—	6,955
Financial liabilities
Deposits	3,631,710	—	—	3,568,567	3,568,567
Advances from Federal Home Loan Bank	305,000	—	305,030	—	305,030
Notes payable	95,549	86,587	14,516	—	101,103
Derivative liabilities	596	—	596	—	596
Accrued interest payable	1,806	1,806	—	—	1,806
December 31, 2013:
Financial assets
Cash and cash equivalents	$110,118	$110,118	$—	$—	$110,118
Time deposits in financial institutions	1,846	1,846	—	—	1,846
Securities available-for-sale	170,022	—	170,022	—	170,022
FHLB and other bank stock	22,600	—	22,600	—	22,600
Loans held for sale	716,733	—	719,496	—	719,496
Loans and leases receivable, net of allowance	2,427,306	—	—	2,460,953	2,460,953
Accrued interest receivable	10,866	10,866	—	—	10,866
Derivative assets	5,493	—	5,493	—	5,493
Financial liabilities
Deposits	2,918,644	—	2,877,650	—	2,877,650
Advances from Federal Home Loan Bank	250,000	—	250,090	—	250,090
Notes payable	82,320	85,564	—	—	85,564
Derivative liabilities	—	—	—	—	—
Accrued interest payable	1,646	1,646	—	—	1,646
The methods and assumptions used to estimate fair value are described as follows:
Carrying amount is the estimated fair value for cash and cash equivalents, time deposits in financial institutions, and accrued interest receivable and payable. The methods for determining the fair values for securities available for sale, and derivatives assets and liabilities are described above. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. The fair value of FHLB advances and long-term debt is based on current rates for similar financings, and therefore not indicative of an exit price. Investments in FHLB stock are recorded at cost. Ownership of FHLB stock is restricted to member banks, and purchases and sales of these securities are at par value with the issuer. Notes payable consists of Senior Notes and Amortizing Notes (see note 10-Long Term Debt for additional information). The fair value of the Amortizing Notes is based on discounted cash flows using estimated current market rates. The fair value of off-balance-sheet items is not considered material (or is based on the current fees or costs that would be charged to enter into or terminate such arrangements) and is not presented.

NOTE 4 – SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of the available-for-sale investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2014:
Available for sale
SBA loan pool securities	$1,697	$—	$(4)	$1,693
U.S. government-sponsored entities and agency securities	1,937	43	—	1,980
Private label residential mortgage-backed securities	3,698	15	(15)	3,698
Agency mortgage-backed securities	303,920	420	(1,326)	303,014
Total securities available for sale	$311,252	$478	$(1,345)	$310,385
December 31, 2013:
Available for sale
SBA loan pool securities	$1,794	$—	$(58)	$1,736
U.S. government-sponsored entities and agency securities	1,928	—	(8)	1,920
Private label residential mortgage-backed securities	14,653	135	(36)	14,752
Agency mortgage-backed securities	153,134	299	(1,819)	151,614
Total securities available for sale	$171,509	$434	$(1,921)	$170,022
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

	September 30, 2014
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Available for sale
Within one year	$—	$—
One to five years	1,937	1,980
Five to ten years	—	—
Greater than ten years	—	—
SBA loan pool, private label residential mortgage backed and agency mortgage-backed securities	309,315	308,405
Total	$311,252	$310,385
At September 30, 2014 and December 31, 2013, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of shareholders’ equity.

The following table presents proceeds from sales and calls of securities and the associated gross gains and losses realized through earnings upon the sale of available for sale securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Gross realized gains on sales of securities available for sale	$—	$117	$560	$426
Gross realized losses on sales of securities available for sale	—	(107)	(38)	(107)
Net realized gains (losses) on sales of securities available for sale	$—	$10	$522	$319
Proceeds from sales of securities available for sale	$—	$118,747	$52,245	$127,286
Tax expense on sales of securities available for sale	$—	$—	$—	$—

Securities available for sale with carrying values of $8.3 million and $63.0 million as of September 30, 2014 and December 31, 2013, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.
The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2014:
Available for sale
SBA loan pool securities	$1,693	$(4)	$—	$—	$1,693	$(4)
U.S. government-sponsored entities and agency securities	—	—	—	—	—	—
Private label residential mortgage-backed securities	198	(10)	1,700	(5)	1,898	(15)
Agency mortgage-backed securities	150,685	(851)	20,843	(475)	171,528	(1,326)
Total securities available for sale	$152,576	$(865)	$22,543	$(480)	$175,119	$(1,345)
December 31, 2013:
Available for sale
SBA loan pool securities	$1,736	$(58)	$—	$—	$1,736	$(58)
U.S. government-sponsored entities and agency securities	1,920	(8)	—	—	1,920	(8)
Private label residential mortgage-backed securities	2,064	(11)	3,913	(25)	5,977	(36)
Agency mortgage-backed securities	114,104	(1,790)	1,821	(29)	115,925	(1,819)
Total securities available for sale	$119,824	$(1,867)	$5,734	$(54)	$125,558	$(1,921)
The Company did not record other-than-temporary impairment (OTTI) for securities available for sale for the three and nine months ended September 30, 2014 and 2013.
At September 30, 2014, the Company’s securities available for sale portfolio consisted of 90 securities, 62 of which were in an unrealized loss position. The unrealized losses are related to an overall increase in interest rates and a decrease in prepayment speeds of the agency mortgage-backed securities.
The Company monitors to ensure it has adequate credit support and as of September 30, 2014, the Company did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recoveries. Of the Company’s $310.4 million securities portfolio, $310.2 million were rated AAA, AA or A, and $198 thousand were rated

BBB based on the most recent credit rating from the rating agencies as of September 30, 2014. The Company considers the lowest credit rating for identification of potential OTTI.

NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

	Non-Traditional Mortgages (NTM)	Traditional Loans	Total NTM and Traditional Loans	Purchased Credit Impaired	Total Loans and Leases Receivable
	($ in thousands)
September 30, 2014:
Commercial:
Commercial and industrial	$—	$365,136	$365,136	$1,280	$366,416
Commercial real estate	—	510,251	510,251	11,616	521,867
Multi-family	—	367,364	367,364	—	367,364
SBA	—	22,523	22,523	3,206	25,729
Construction	—	25,997	25,997	—	25,997
Lease financing	—	72,027	72,027	—	72,027
Consumer:
Single family residential mortgage	203,967	624,291	828,258	236,440	1,064,698
Green Loans (HELOC) - first liens	126,323	—	126,323	—	126,323
Green Loans (HELOC) - second liens	4,952	—	4,952	—	4,952
Other consumer	113	136,223	136,336	359	136,695
Total gross loans	$335,355	$2,123,812	$2,459,167	$252,901	$2,712,068
Percentage to total gross loans	12.4%	78.3%	90.7%	9.3%	100.0%
Allowance for loan and lease losses					(25,283)
Loans and leases receivable, net					$2,686,785
December 31, 2013:
Commercial:
Commercial and industrial	$—	$283,743	$283,743	$4,028	$287,771
Commercial real estate	—	514,869	514,869	15,014	529,883
Multi-family	—	141,580	141,580	—	141,580
SBA	—	23,740	23,740	3,688	27,428
Construction	—	24,933	24,933	—	24,933
Lease financing	—	31,949	31,949	—	31,949
Consumer:
Single family residential mortgage	156,490	667,526	824,016	314,820	1,138,836
Green Loans (HELOC) - first liens	147,705	—	147,705	—	147,705
Green Loans (HELOC) - second liens	5,289	—	5,289	—	5,289
Other consumer	113	108,888	109,001	1,736	110,737
Total gross loans	$309,597	$1,797,228	$2,106,825	$339,286	$2,446,111
Percentage to total gross loans	12.7%	73.4%	86.1%	13.9%	100.0%
Allowance for loan and lease losses					(18,805)
Loans and leases receivable, net					$2,427,306

Non Traditional Mortgage Loans
The Company’s non-traditional mortgage (NTM) portfolio is comprised of three interest only products: Green Account Loans (Green Loans), fixed or adjustable hybrid interest only rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of September 30, 2014 and December 31, 2013, the non-traditional mortgage loans totaled $335.4 million, or 12.4 percent of the total gross loan portfolio, and $309.6 million, or 12.7 percent of the total gross loan portfolio, respectively. The total NTM portfolio increased by $25.8 million, or 8.3 percent, during the nine months ended September 30, 2014.

The following table presents the composition of the NTM portfolio as of the dates indicated:

	September 30, 2014			December 31, 2013
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC) - first liens	152	$126,323	37.7%	173	$147,705	47.6%
Interest-only - first liens	200	190,734	56.8%	244	139,867	45.2%
Negative amortization	32	13,233	3.9%	37	16,623	5.4%
Total NTM - first liens	384	330,290	98.4%	454	304,195	98.2%
Green Loans (HELOC) - second liens	19	4,952	1.5%	23	5,289	1.7%
Interest-only - second liens	1	113	0.1%	1	113	0.1%
Total NTM - second liens	20	5,065	1.6%	24	5,402	1.8%
Total NTM loans	404	335,355	100.0%	478	309,597	100.0%
Total gross loan portfolio		$2,712,068			$2,446,111
% of NTM to total gross loan portfolio		12.4%			12.7%
Green Loans
Green Loans are single family residential first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year balloon payment due at maturity. At September 30, 2014, Green Loans totaled $131.3 million, a decrease of $21.7 million, or 14.2 percent, from $153.0 million at December 31, 2013, primarily due to reductions in principal balance and payoffs. As of September 30, 2014 and December 31, 2013, $12.6 million and $5.7 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of the Green Loan products in 2011.
Interest Only Loans
Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. As of September 30, 2014, our interest only loans increased by $50.9 million, or 36.3 percent, to $190.8 million from $140.0 million at December 31, 2013, primarily due to originations of $45.6 million and transfers from loans held for sale of $77.1 million, partially offset by transfers to loans held for sale of $25.3 million and net amortization of $46.5 million. As of September 30, 2014 and December 31, 2013, $1.1 million and $752 thousand of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans decreased by $3.4 million, or 20.4 percent, to $13.2 million at September 30, 2014 from $16.6 million at December 31, 2013. The Company discontinued origination of negative amortization loans in 2007. As of September 30, 2014 and December 31, 2013, $0 and $1.2 million of the loans that had the potential for negative amortization were non-performing, respectively. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.

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
As a result, the Company proactively manages the portfolio by performing detailed analysis on its portfolio with emphasis on the NTM portfolio. The Company’s Internal Asset Review Committee (IARC) conducts meetings on at least a quarterly basis to review the loans classified as special mention, substandard, or doubtful and determines whether a suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations.
On the interest only loans, the Company projects future payment changes to determine if there will be a material increase in the required payment and then monitors the loans for possible delinquency. The individual loans are monitored for possible downgrading of risk rating, and trends within the portfolio are identified that could affect other interest only loans scheduled for payment changes in the near future.
Non-Traditional Mortgage Performance Indicators
The following table presents the Company’s non-traditional single family residential mortgage Green Loans first lien portfolio at September 30, 2014 by FICO scores that were obtained during the second quarter of 2014, comparing to the FICO scores for those same loans that were obtained during the fourth quarter of 2013:

	By FICO Scores Obtained During the Quarter Ended June 30, 2014			By FICO Scores Obtained During the Quarter Ended December 31, 2013			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
September 30, 2014:
FICO Score
800+	21	$13,095	10.4%	13	$7,307	5.8%	8	$5,788	4.6%
700-799	74	56,628	44.8%	89	68,877	54.6%	(15)	(12,249)	(9.8)%
600-699	33	29,172	23.1%	32	28,097	22.2%	1	1,075	0.9%
<600	9	10,536	8.3%	8	7,003	5.5%	1	3,533	2.8%
No FICO	15	16,892	13.4%	10	15,039	11.9%	5	1,853	1.5%
Totals	152	$126,323	100.0%	152	$126,323	100.0%	—	$—	—%
The Company updates FICO scores on a semi-annual basis, typically in the second and fourth quarters or as needed in conjunction with proactive portfolio management.

Loan to Value
The table below represents the Company’s single family residential NTM first lien portfolio by loan-to-value (LTV) as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
September 30, 2014:
LTV’s (1)
< 61	79	$73,361	58.1%	62	$88,103	46.2%	15	$7,362	55.6%	156	$168,826	51.1%
61-80	46	35,799	28.3%	45	70,502	37.0%	10	4,113	31.1%	101	110,414	33.4%
81-100	22	12,710	10.1%	32	11,860	6.2%	6	1,361	10.3%	60	25,931	7.9%
> 100	5	4,453	3.5%	61	20,269	10.6%	1	397	3.0%	67	25,119	7.6%
Total	152	$126,323	100.0%	200	$190,734	100.0%	32	$13,233	100.0%	384	$330,290	100.0%
December 31, 2013:
LTV’s (1)
< 61	90	$78,807	53.3%	80	$65,181	46.6%	13	$4,930	29.7%	183	$148,918	49.0%
61-80	38	33,604	22.8%	51	28,999	20.7%	13	7,643	45.9%	102	70,246	23.1%
81-100	26	14,917	10.1%	43	21,474	15.4%	8	3,277	19.7%	77	39,668	13.0%
> 100	19	20,377	13.8%	70	24,213	17.3%	3	773	4.7%	92	45,363	14.9%
Total	173	$147,705	100.0%	244	$139,867	100.0%	37	$16,623	100.0%	454	$304,195	100.0%

(1)	LTV represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy.

The decrease in Green Loans was due to reductions in principal balance and payoffs and the increase in interest only was due to increased originations. During 2014, overall improvement on LTV of the Company’s single family residential NTM first lien portfolio was due to the improvement in the real estate market and the economy in Southern California. The Company updates LTV on a semi-annual basis, typically in the second and fourth quarters or as needed in conjunction with proactive portfolio management.

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
The Company also maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on outstanding loan balance of the same customer or outstanding loans that shares similar credit risk exposure are used to determine the adequacy of the reserve. As of September 30, 2014 and December 31, 2013, the reserve for unfunded loan commitments was $1.8 million and $1.4 million, respectively.
The credit risk monitoring system is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Bank has adopted a credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Company maintains an adequate allowance for credit losses. The Board of Directors provides oversight and guidance for management’s allowance evaluation process, including quarterly valuations, and consideration of management’s determination of whether the allowance is adequate to absorb losses in the loan and lease portfolio. During the three months ended September 30, 2014, the Company enhanced the current methodologies, processes and controls over the allowance for loan and lease losses (ALLL), due to the Company's rapid organic and acquisitive growth and rapidly changing profile. These enhancements will update and upgrade how each component of the ALLL are quantified, their relationship to each other, and their overall relevance to the Company's new profile and strategic direction. See Note 1 for a summary of the enhancements made to the ALLL methodology. The determination of the amount of the allowance for loan and lease losses and the provision for loan and lease losses is based on management’s current judgment about the credit quality of the loan and lease portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for loan and lease losses. Additions to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses. Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan and lease losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for loan and lease losses.
The following table presents a summary of activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$22,627	$16,979	$18,805	$14,448
Loans and leases charged off	(312)	(211)	(898)	(2,145)
Recoveries of loans and leases previously charged off	96	253	1,172	632
Transfer of loans from (to) held-for-sale	92	—	(613)	—
Provision for loan and lease losses	2,780	2,109	6,817	6,195
Balance at end of period	$25,283	$19,130	$25,283	$19,130

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the three and nine months ended September 30, 2014:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Balance at June 30, 2014	$3,007	$5,615	$3,408	$261	$1,245	$730	$7,289	$1,072	$—	$22,627
Charge-offs	—	(65)	—	—	—	(227)	(18)	(2)	—	(312)
Recoveries	—	88	—	7	—	—	—	1	—	96
Transfer of loans from held-for-sale	—	—	—	—	—	—	92	—	—	92
Provision	1,878	(1,767)	2,676	44	(762)	233	(463)	941	—	2,780
Balance at September 30, 2014	$4,885	$3,871	$6,084	$312	$483	$736	$6,900	$2,012	$—	$25,283
Balance at December 31, 2013	$1,822	$5,484	$2,566	$235	$244	$428	$7,044	$532	$450	$18,805
Charge-offs	—	(65)	(3)	(17)	—	(227)	(375)	(211)	—	(898)
Recoveries	53	843	—	273	—	—	—	3	—	1,172
Transfer of loans to held-for-sale	—	—	—	—	—	—	(613)	—	—	(613)
Provision	3,010	(2,391)	3,521	(179)	239	535	844	1,688	(450)	6,817
Balance at September 30, 2014	$4,885	$3,871	$6,084	$312	$483	$736	$6,900	$2,012	$—	$25,283
Individually evaluated for impairment	$7	$—	$80	$—	$—	$—	$437	$—	$—	$524
Collectively evaluated for impairment	4,878	3,871	6,004	312	483	736	6,463	2,012	—	24,759
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total ending allowance balance	$4,885	$3,871	$6,084	$312	$483	$736	$6,900	$2,012	$—	$25,283
Loans:
Individually evaluated for impairment	$7,333	$3,572	$1,622	$6	$—	$—	$23,119	$1,382	$—	$37,034
Collectively evaluated for impairment	357,803	506,679	365,742	22,517	25,997	72,027	931,462	139,906	—	2,422,133
Acquired with deteriorated credit quality	1,280	11,616	—	3,206	—	—	236,440	359	—	252,901
Total ending loan balances	$366,416	$521,867	$367,364	$25,729	$25,997	$72,027	$1,191,021	$141,647	$—	$2,712,068

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the three and nine months ended September 30, 2013:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Balance at June 30, 2013	$816	$4,508	$1,449	$179	$503	$244	$8,751	$225	$304	$16,979
Charge-offs	—	(12)	—	(199)	—	—	—	—	—	(211)
Recoveries	—	153	—	97	—	2	1	—	—	253
Provision	636	1,047	266	373	(194)	66	12	102	(199)	2,109
Balance at September 30, 2013	$1,452	$5,696	$1,715	$450	$309	$312	$8,764	$327	$105	$19,130
Balance at December 31, 2012	$263	$3,178	$1,478	$118	$21	$261	$8,855	$274	$—	$14,448
Charge-offs	—	(372)	(553)	(592)	—	(23)	(591)	(14)	—	(2,145)
Recoveries	—	173	88	264	—	8	92	7	—	632
Provision	1,189	2,717	702	660	288	66	408	60	105	6,195
Balance at September 30, 2013	$1,452	$5,696	$1,715	$450	$309	$312	$8,764	$327	$105	$19,130
Individually evaluated for impairment	$2	$276	$—	$—	$—	$—	$1,089	$32	$—	$1,399
Collectively evaluated for impairment	1,450	5,420	1,715	450	309	312	7,363	295	105	17,419
Acquired with deteriorated credit quality	—	—	—	—	—	—	312	—	—	312
Total ending allowance balance	$1,452	$5,696	$1,715	$450	$309	$312	$8,764	$327	$105	$19,130
Loans:
Individually evaluated for impairment	$70	$5,896	$—	$11	$—	$—	$13,202	$1,055	$—	$20,234
Collectively evaluated for impairment	247,079	457,377	130,449	23,857	22,838	21,340	1,215,788	108,098	—	2,226,826
Acquired with deteriorated credit quality	3,600	18,987	831	3,801	—	—	321,078	831	—	349,128
Total ending loan balances	$250,749	$482,260	$131,280	$27,669	$22,838	$21,340	$1,550,068	$109,984	$—	$2,596,188

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of the dates indicated. The recorded investment, excluding accrued interest, presents customer balances net of any partial charge-offs recognized on the loans and leases and net of any deferred fees and costs.

	September 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses
	(In thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$4,249	$4,238	$—	$50	$33	$—
Commercial real estate	3,707	2,655	—	4,951	3,868	—
Multi-family	296	273	—	487	270	—
SBA	24	6	—	26	10	—
Consumer:
Single family residential mortgage	18,189	17,459	—	10,765	9,487	—
Other consumer	1,947	1,382	—	248	247	—
With an allowance recorded:
Commercial:
Commercial and industrial	3,097	3,095	7	—	—	—
Commercial real estate	915	917	—	—	—	—
Multi-family	1,461	1,349	80	1,797	1,702	60
Consumer:
Single family residential mortgage	5,642	5,660	437	3,378	3,327	34
Other consumer	—	—	—	2	2	2
Total	$39,527	$37,034	$524	$21,704	$18,946	$96

The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Three Months Ended			Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
September 30, 2014:
Commercial:
Commercial and industrial	$7,295	$31	$56	$2,432	$31	$56
Commercial real estate	3,595	44	51	3,476	93	108
Multi-family	1,637	12	12	1,668	25	25
SBA	6	—	—	2	—	—
Consumer:
Single family residential mortgage	23,201	182	194	14,580	247	259
Other consumer	1,393	22	22	606	23	23
Total	$37,127	$291	$335	$22,764	$419	$471
September 30, 2013
Commercial:
Commercial and industrial	$137	$8	$8	$69	$8	$8
Commercial real estate	$6,021	$71	$79	$3,391	$94	$102
Multi-family	—	—	—	1,106	16	18
SBA	11	1	1	12	1	1
Consumer:
Single family residential mortgage	13,218	73	76	12,265	165	169
Other consumer	1,051	—	—	843	—	—
Total	$20,438	$153	$164	$17,686	$284	$298

Non-accrual Loans
The following table presents nonaccrual loans and leases, and loans past due 90 days or more and still accruing as of the dates indicated:

	September 30, 2014			December 31, 2013
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
(In thousands)
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—	$—
Nonaccrual loans:
The Company maintains specific allowances for these loans of $80 in 2014 and $95 in 2013	13,683	24,650	38,333	7,698	23,950	31,648
The following table presents the composition of nonaccrual loans and leases as of the dates indicated:

	September 30, 2014			December 31, 2013
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial and industrial	$—	$5,226	$5,226	$—	$33	$33
Commercial real estate	—	2,656	2,656	—	3,868	3,868
Multi-family	—	2,285	2,285	—	1,972	1,972
SBA	—	263	263	—	10	10
Construction	—	—	—	—	—	—
Lease financing	—	40	40	—	—	—
Consumer:
Single family residential mortgage	1,060	12,938	13,998	2,000	18,032	20,032
Green Loans (HELOC) - first liens	12,414	—	12,414	5,482	—	5,482
Green Loans (HELOC) - second liens	209	—	209	216	—	216
Other consumer	—	1,242	1,242	—	35	35
Total nonaccrual loans and leases	$13,683	$24,650	$38,333	$7,698	$23,950	$31,648

Past Due Loans and Leases
The following table presents the aging of the recorded investment in past due loans and leases as of September 30, 2014, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	September 30, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$3,893	$763	$1,060	$5,716	$198,251	$203,967
Green Loans (HELOC) - first liens	927	—	437	1,364	124,959	126,323
Green Loans (HELOC) - second liens	209	—	—	209	4,743	4,952
Other consumer	—	—	—	—	113	113
Total NTM loans	5,029	763	1,497	7,289	328,066	335,355
Traditional loans:
Commercial:
Commercial and industrial	4,052	1	4,238	8,291	356,845	365,136
Commercial real estate	3,745	—	—	3,745	506,506	510,251
Multi-family	755	—	—	755	366,609	367,364
SBA	57	11	226	294	22,229	22,523
Construction	—	—	—	—	25,997	25,997
Lease financing	253	39	40	332	71,695	72,027
Consumer:
Single family residential mortgage	17,011	3,780	9,662	30,453	593,838	624,291
Other consumer	34	1	9	44	136,179	136,223
Total traditional loans	25,907	3,832	14,175	43,914	2,079,898	2,123,812
Purchased Credit Impaired (PCI) loans:
Commercial:
Commercial and industrial	747	—	—	747	533	1,280
Commercial real estate	455	—	925	1,380	10,236	11,616
SBA	584	254	43	881	2,325	3,206
Consumer:
Single family residential mortgage	12,225	4,478	3,049	19,752	216,688	236,440
Other consumer	—	—	—	—	359	359
Total PCI loans	14,011	4,732	4,017	22,760	230,141	252,901
Total	$44,947	$9,327	$19,689	$73,963	$2,638,105	$2,712,068

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
For the three and nine months ended September 30, 2014, there was one modification through bankruptcy discharge. There were no modifications for the three and nine months ended September 30, 2013. The following table summarizes the pre-modification and post-modification balances of the new TDR for the three and nine months ended September 30, 2014:

	Three Months Ended			Nine Months Ended
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
September 30, 2014:
Consumer:
Single family residential mortgage	1	$236	$233	1	$236	$233
Total	1	236	233	1	236	233
For the nine months ended September 30, 2014 and 2013, there were no loans and leases that were modified as TDRs during the past 12 months that had payment defaults during the periods.
Troubled debt restructured loans and leases consist of the following as of the dates indicated:

	September 30, 2014			December 31, 2013
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial real estate	$—	$—	$—	$—	$194	$194
SBA	—	6	6	—	10	10
Consumer:
Single family residential mortgage	—	3,301	3,301	—	3,605	3,605
Green Loans (HELOC) - first liens	3,451	—	3,451	3,468	—	3,468
Other consumer	—	1,173	1,173	—	—	—
Total	$3,451	$4,480	$7,931	$3,468	$3,809	$7,277
The Company did not have any commitments to lend to customers with outstanding loans or leases that were classified as troubled debt restructurings as of September 30, 2014 and December 31, 2013.

Credit Quality Indicators
The Company categorizes loans and leases into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company performs historical loss analysis that is combined with a comprehensive loan or lease to value analysis to analyze the associated risks in the current loan and lease portfolio. The Company analyzes loans and leases individually by classifying the loans and leases as to credit risk. This analysis includes all loans and leases delinquent over 60 days and non-homogeneous loans and leases such as commercial and commercial real estate loans and leases. Classification of problem single family residential loans is performed on a monthly basis while analysis of non-homogeneous loans and leases is performed on a quarterly basis. The Company uses the following definitions for risk ratings:
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

The following table presents the risk categories for loans and leases as of September 30, 2014:

	September 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$201,867	$763	$1,337	$—	$—	$203,967
Green Loans (HELOC) - first liens	107,644	5,220	13,459	—	—	126,323
Green Loans (HELOC) - second liens	4,743	—	209	—	—	4,952
Other consumer	113	—	—	—	—	113
Total NTM loans	314,367	5,983	15,005	—	—	335,355
Traditional loans:
Commercial:
Commercial and industrial	357,245	2,998	4,893	—	—	365,136
Commercial real estate	505,088	1,591	3,572	—	—	510,251
Multi-family	364,252	1,243	1,869	—	—	367,364
SBA	22,236	—	287	—	—	22,523
Construction	25,997	—	—	—	—	25,997
Lease financing	71,987	—	40	—	—	72,027
Consumer:
Single family residential mortgage	598,515	8,940	16,836	—	—	624,291
Other consumer	134,888	102	1,233	—	—	136,223
Total traditional loans	2,080,208	14,874	28,730	—	—	2,123,812
PCI loans:
Commercial:
Commercial and industrial	—	115	1,165	—	—	1,280
Commercial real estate	9,084	—	2,532	—	—	11,616
SBA	693	582	1,931	—	—	3,206
Consumer:
Single family residential mortgage	—	—	266	—	236,174	236,440
Other consumer	—	—	359	—	—	359
Total PCI loans	9,777	697	6,253	—	236,174	252,901
Total	$2,404,352	$21,554	$49,988	$—	$236,174	$2,712,068

The following table presents the risk categories for loans and leases as of December 31, 2013:

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$151,728	$2,321	$2,441	$—	$—	$156,490
Green Loans (HELOC) - first liens	129,679	11,470	6,556	—	—	147,705
Green Loans (HELOC) - second liens	5,073	—	216	—	—	5,289
Other consumer	113	—	—	—	—	113
Total NTM loans	286,593	13,791	9,213	—	—	309,597
Traditional loans:
Commercial:
Commercial and industrial	280,527	1	3,215	—	—	283,743
Commercial real estate	510,117	—	4,752	—	—	514,869
Multi-family	139,608	—	1,972	—	—	141,580
SBA	23,714	—	26	—	—	23,740
Construction	24,933	—	—	—	—	24,933
Lease financing	31,949	—	—	—	—	31,949
Consumer:
Single family residential mortgage	640,701	6,350	20,475	—	—	667,526
Other consumer	108,745	108	33	2	—	108,888
Total traditional loans	1,760,294	6,459	30,473	2	—	1,797,228
PCI loans:
Commercial:
Commercial and industrial	—	969	3,059	—	—	4,028
Commercial real estate	10,148	—	4,866	—	—	15,014
SBA	844	605	2,239	—	—	3,688
Consumer:
Single family residential mortgage	—	—	287	—	314,533	314,820
Other consumer	—	—	1,736	—	—	1,736
Total PCI loans	10,992	1,574	12,187	—	314,533	339,286
Total	$2,057,879	$21,824	$51,873	$2	$314,533	$2,446,111

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

	September 30, 2014		December 31, 2013
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial:
Commercial and industrial	$1,886	$1,280	$5,838	$4,028
Commercial real estate	13,831	11,616	17,682	15,014
SBA	4,299	3,206	4,940	3,688
Consumer:
Single family residential mortgage	290,445	236,440	414,341	314,820
Other consumer	400	359	2,134	1,736
Total	$310,861	$252,901	$444,935	$339,286
The following table presents a summary of accretable yield, or income expected to be collected for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$126,842	$98,239	$126,336	$32,207
New loans or leases purchased	—	59,798	—	155,416
Accretion of income	(6,534)	(4,684)	(20,318)	(12,195)
Changes in expected cash flows	(834)	154	26,892	(5,034)
Disposals	(23,041)	(5,881)	(36,477)	(22,768)
Balance at end of period	$96,433	$147,626	$96,433	$147,626
The Company did not purchase any PCI loans during the nine months ended September 30, 2014. The Company sold a portion of PCI loans with unpaid principal balances and carrying values as of the respective sale dates of $61.7 million and $39.1 million, respectively, during the three months ended September 30, 2014 and $92.4 million and $56.9 million, respectively, during the nine months ended September 30, 2014. The Company recognized net gain on sale loans of $9.5 million and $11.8 million from these transactions for the three and nine months ended September 30, 2014, respectively.
The Company completed a bulk loan acquisition with unpaid principal balances and fair values of $237.4 million and $213.9 million, respectively, during the three months ended September 30, 2013, and five bulk loan acquisitions with unpaid principal balance and fair value of $473.9 million and $342.1 million, respectively, during the nine months ended September 30, 2013, at the respective acquisition dates. The Company determined that certain of the loans in the bulk acquisitions reflected evidence of credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected (PCI loans). The Company sold a portion of PCI loans with unpaid principal balances and carrying values of $9.9 million and $6.0 million, respectively, during the three months ended September 30, 2013, and $134.9 million and $76.4 million, respectively, for the nine months ended September 30, 2013.

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
Income earned from servicing rights for the three and nine months ended September 30, 2014 and 2013 was $924 thousand and $293 thousand, respectively, and $3.0 million and $939 thousand, respectively. These amounts are reported in loan servicing income in the consolidated statements of operations. The following table presents a composition of servicing rights as of the dates indicated:

	September 30, 2014	December 31, 2013
	(In thousands)
Mortgage servicing rights, at fair value	$11,376	$13,535
SBA servicing rights, at cost	369	348
Total	$11,745	$13,883
Mortgage loans sold with servicing retained are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at September 30, 2014 and December 31, 2013 was $1.24 billion and $1.37 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $8.9 million and $5.9 million at September 30, 2014 and December 31, 2013, respectively.
Mortgage Servicing Rights
The following table presents the key characteristics, inputs and economic assumptions used to estimate the fair value of the MSRs as of the dates indicated:

	September 30, 2014	December 31, 2013
	($ in thousands)
Fair value of retained MSRs	$11,376	$13,535
Decay	20.55%	15.40%
Discount rate	10.70%	10.39%
Constant prepayment rate	12.41%	10.28%
Weighted-average life (in years)	6.20	7.37
The following table presents activity in the MSRs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$9,816	$4,620	$13,535	$1,739
Additions	7,735	2,836	18,871	5,598
Prepayments	(308)	(146)	(758)	(308)
Changes in fair value resulting from valuation inputs or assumptions	110	(79)	(1,240)	251
Sales of servicing rights	(5,623)	—	(17,773)	—
Other—loans paid off	(354)	(11)	(1,259)	(60)
Balance at end of period	$11,376	$7,220	$11,376	$7,220

SBA Servicing Rights
The Company used a discount rate of 7.25 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$375	$420	$348	$539
Additions	18	—	87	32
Amortization, including prepayments	(24)	(37)	(66)	(188)
Balance at end of period	$369	$383	$369	$383

NOTE 7 – OTHER REAL ESTATE OWNED
The following table presents the activity in other real estate owned for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$605	$1,537	$—	$4,527
Additions	—	—	653	486
Sales and net direct write-downs	—	(154)	(48)	(5,630)
Net change in valuation allowance	—	—	—	2,000
Balance at end of period	$605	$1,383	$605	$1,383
The following table presents the activity in the other real estate owned valuation allowance for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$—	$42	$—	$2,069
Additions	—	18	—	97
Net direct write-downs and removals from sale	—	(18)	—	(2,124)
Balance at end of period	$—	$42	$—	$42
The following table presents expenses related to foreclosed assets included in loan servicing and foreclosure expenses on the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net gain (loss) on sales	$—	$(73)	$—	$(224)
Operating expenses, net of rental income	—	(22)	—	(322)
Total	$—	$(95)	$—	$(546)
The Company did not provide loans for sale of other real estate owned during the three and nine months ended September 30, 2014 and 2013.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At September 30, 2014, the Company had goodwill of $31.6 million related to the RenovationReady, CS Financial, PBOC, and Beach Business Bank acquisitions and trade name intangible asset of $780 thousand related to the RenovationReady and CS Financial acquisitions.
The Company tests its goodwill for impairment annually as of August 31 (the Measurement Date). At the Measurement Date, the Company, in accordance with ASC 350-20-35-3, evaluated, based on the weight of evidence, the significance of all qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The assessment of qualitative factors at the Measurement Date indicated that it is not more likely than not that impairment exists, as a result no futher testing was performed.
Core deposit intangibles are amortized over their useful lives ranging from 4 to 7 years. As of September 30, 2014, the weighted average remaining amortization period for core deposit intangibles was approximately 5.5 years. Customer relationship intangible, related to the RenovationReady acquisition, is amortized over its useful life of 5 years. As of September 30, 2014, the remaining amortization period for customer relationship intangible was approximately 4.3 years. The following table presents a summary of other intangible assets as of the dates indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
September 30, 2014:
Core deposit intangibles	$15,433	$5,965	$9,468
Customer relationship intangible	670	89	581
December 31, 2013:
Core deposit intangibles	$15,433	$3,281	$12,152
Aggregate amortization of intangible assets was $890 thousand and $973 thousand for the three months ended September 30, 2014 and 2013, respectively, and $2.8 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively. The following table presents estimated future amortization expenses as of September 30, 2014:

	2014	2015	2016	2017	2018 and After	Total
	(In thousands)
Estimated future amortization expense	$827	$3,015	$2,412	$1,819	$1,976	$10,049

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At September 30, 2014, the Bank had a fixed-rate advance of $15.0 million at an interest rate of 0.82 percent and variable-rate advances of $290.0 million at a weighted average interest rate of 0.07 percent from the FHLB. At December 31, 2013, $25.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.59 percent to 0.82 percent with a weighted average interest rate of 0.73 percent, and $225.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.06 percent.
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At September 30, 2014 and December 31, 2013, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $1.95 billion and $740.1 million, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $22.9 million and $14.4 million, respectively, at September 30, 2014 and December 31, 2013. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $790.5 million at September 30, 2014. In addition, the Bank had available lines of credit with the Federal Reserve Bank totaling $98.4 million at September 30, 2014.

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
Tangible Equity Units – Amortizing Notes
On May 21, 2014, the Company issued $69,000,000 of 8.00% tangible equity units (TEU’s) in an underwritten public offering. A total of 1,380,000 TEUs were issued, including 180,000 TEUs issued to the underwriter upon exercise of its overallotment option, with each TEU having a stated amount of $50.00. Each TEU is comprised of (i) a prepaid stock purchase contract (each a “Purchase Contract”) that will be settled by delivery of a specified number of shares of Company Common Stock and (ii) a junior subordinated amortizing note due May 15, 2017 (each an “Amortizing Note”) that has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50% per annum and has a scheduled final installment payment date of May 15, 2017. The Company has the right to defer installment payments on the Amortizing Notes at any time and from time to time, subject to certain restrictions, so long as such deferral period does not extend beyond May 15, 2019.
The Purchase Contracts and Amortizing Notes are accounted for separately. The Purchase Contract component of the TEUs is recorded in equity as additional paid in capital. The Amortizing Note is recorded as debt. The fair value of the Amortizing Notes was based on the fair value of similar debt instruments and was estimated to be approximately $14,634,000. The resulting value of the Purchase Contracts of $54,366,000 was recorded as additional paid-in capital on the Company’s consolidated statement of financial condition. Total issuance costs associated with the TEUs were $4,041,000 (including the underwriter discount of $3,278,000), of which $857,000 was allocated to the liability component and $3,184,000 was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs is being amortized over the term of the amortizing note. Net proceeds of $64,959,000 from the issuance of the TEUs were designated to partially finance the Company’s previously announced acquisition of 20 California branches from BPNA and for general corporate purposes. See Note 15-Shareholders’ Equity for additional information.

NOTE 11 – INCOME TAXES
For the three months ended September 30, 2014 and 2013, income tax expense (benefit) was $721 thousand and $(710) thousand, respectively, and the effective tax rate was 6.0 percent and 7.7 percent, respectively. For the nine months ended September 30, 2014 and 2013, income tax expense was $983 thousand and $1.7 million, respectively, and the effective tax rate was 4.7 percent and (116.4) percent, respectively. The Company’s effective tax rate decreased due to the release of a portion of the valuation allowance established in 2013. Due to the inability to reliably estimate the income for the year, the Company has used the year to date effective tax rate as the best estimate of the annual effective tax rate, under ASC 740-270-30.
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the ability to forecast future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. As of September 30, 2014, the Company had a net deferred tax asset of $8.7 million, net of a $8.3 million valuation allowance and as of December 31, 2013, the Company had a net deferred tax asset of $0, net of a $17.3 million valuation allowance.
The Company adopted the provisions of ASC 740-10-25 (formally FIN 48), which relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on January 1, 2007. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $3.2 million and $2.2 million at September 30, 2014 and December 31, 2013, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. As of September 30, 2014, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate is $314 thousand. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense. At September 30, 2014 and December 31, 2013, the Company had $23 thousand and $0 accrued interest or penalties, respectively.
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2010 (except for the pre-acquisition federal tax return of Gateway Bancorp (acquired by the Company in 2012), which is currently under exam by the Internal Revenue Service for the 2008 and 2009 tax years). The Company is currently under examination by the Internal Revenue Service for the years ended December 31, 2010 and December 31, 2011. The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2009 (other state income and franchise tax statutes of limitations vary by state).

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
During the three and nine months ended September 30, 2014, the Bank originated $801.5 million and $2.03 billion, respectively, and sold $798.3 million and $1.98 billion of conforming single family residential mortgage loans in the secondary market, respectively. The net gain and margin were $23.8 million and 2.97 percent, respectively, and loan origination fees were $3.1 million for the three months ended September 30, 2014. For the nine months ended September 30, 2014, the net gain and margin were $62.2 million and 3.07 percent, respectively, and loan origination fees were $8.2 million. Included in the net gain is the initial capitalized value of our MSRs, which totaled $7.3 million and $17.9 million, on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three and nine months ended September 30, 2014, respectively.
During the three and nine months ended September 30, 2013, the Bank originated $521.0 million and $1.39 billion, respectively, and sold $517.5 million and $1.25 billion of conforming single family residential mortgage loans in the secondary market, respectively. The net gain and margin were $12.5 million and 2.39 percent, respectively, and loan origination fees were $3.8 million for the three months ended September 30, 2013. For the nine months ended September 30, 2013, the net gain and margin were $44.1 million and 3.18 percent, respectively, and loan origination fees were $8.8 million. Included in the net gain is the initial capitalized value of our MSRs, which totaled $2.8 million and $5.4 million, on loans sold to Fannie Mae and Freddie Mac for the three and nine months ended September 30, 2013, respectively.
Mortgage Loan Repurchase Obligations
In addition to net gain on mortgage banking activities, the Company records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Total provision for loan repurchases totaled $1.6 million and $375 thousand for the three months ended September 30, 2014 and 2013, respectively, and $3.1 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively. Of these total provision for loan repurchases, the Company provided initial provision for loan repurchases of $402 thousand and $1.0 million against net gain on mortgage banking activities during the three and nine months ended September 30, 2014.
The following table presents a summary of activity in the reserve for loss on repurchased loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$6,174	$3,974	$5,427	$3,485
Provision for loan repurchases	1,556	375	3,094	1,363
Payments made for loss reimbursement on sold loans	(685)	(67)	(1,476)	(566)
Balance at end of period	$7,045	$4,282	$7,045	$4,282

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
On September 30, 2013, the Company entered into pay-fixed, receive-variable interest-rate swap contracts with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR based variable rate deposits. The Company is accounting for the swaps as cash flow hedges under ASC 815. The notional amount of the interest rate swaps were $50.0 million with a maturity date of September 27, 2018. The fair values of the interest rate swaps were gains of $105 thousand and $226 thousand as of September 30, 2014 and December 31, 2013, respectively.
The Company originates residential real estate mortgage loans and generates revenues from the origination and sale of these loans. Although management closely monitors market conditions, such activities are sensitive to fluctuations in prevailing interest rates and real estate markets. As of September 30, 2014, approximately 73.9 percent of all properties securing loans held for sale were located in California. A change in the underlying economic conditions of the California residential real estate market could have an adverse impact on the Company’s results of operations.
In connection with mortgage banking activities, if interest rates increase, the value of the Company’s loan commitments to borrowers and fixed rate mortgage loans held-for-sale are adversely impacted. The Company attempts to economically hedge the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by selling forward contracts on securities with government-sponsored enterprises (GSEs) and investors in loans. Forward contracts on securities of GSEs and loan commitments to borrowers are non-designated derivative instruments and the gains and losses resulting from these derivative instruments are included in net gain on mortgage banking activities in the accompanying consolidated statements of operations. At September 30, 2014, the resulting derivative assets of $6.9 million and liabilities of $596 thousand, are included in other assets and accrued expenses and other liabilities, respectively, on the accompanying consolidated statements of financial condition. At September 30, 2014, the Company had outstanding forward sales commitments totaling $307.0 million. At September 30, 2014, the Company was committed to fund loans for borrowers of approximately $200.4 million.
The net losses relating to free-standing derivative instruments used for risk management were $2.5 million and $4.3 million for the three months ended September 30, 2014 and 2013, respectively, and $11.6 million and $4.3 million for the nine months ended September 30, 2014 and 2013, respectively, and are included in net gain on mortgage banking activities in the consolidated statements of operations.
The following table presents the amount and market value of derivative instruments included in the consolidated statements of financial condition as of the dates indicated. Note 3, Fair Value of Financial Instruments, contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	September 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Included in assets:
Interest rate lock commitments	$192,701	$6,850	$129,010	$3,962
Mandatory forward commitments	—	—	242,337	1,305
Interest rate swap	50,000	105	50,000	226
Total included in assets	$242,701	$6,955	$421,347	$5,493
Included in liabilities:
Interest rate lock commitments	$7,738	$325	$—	$—
Mandatory forward commitments	307,000	271	—	—
Total included in liabilities	$314,738	$596	$—	$—

NOTE 14 – STOCK COMPENSATION PLANS
Share-based Compensation Expense
For the three months ended September 30, 2014 and 2013, share-based compensation expense was $1.7 million and $446 thousand, respectively, and the related tax benefits were $0 and $0, respectively. For the nine months ended September 30, 2014 and 2013, share-based compensation expense was $4.6 million and $1.3 million, respectively, and the related tax benefits were $0 and $0, respectively.
On July 16, 2013, the Company’s stockholders approved the Company’s 2013 Omnibus Stock Incentive Plan (the 2013 Omnibus Plan). Upon the approval of the 2013 Omnibus Plan, the Company ceased being able to grant new awards under the Company’s 2011 Omnibus Incentive Plan or any prior equity incentive plans. The 2013 Omnibus Plan provides that the aggregate number of shares of Company common stock that may be subject to awards under the 2013 Omnibus Plan will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of September 30, 2014, based on the number of shares registered for issuance under the 2013 Omnibus Plan, 821,782 shares were available for future awards under the 2013 Omnibus Plan.
Unrecognized Share-based Compensation Expense
The following table presents unrecognized share-based compensation expense as of September 30, 2014:

	Unrecognized Expense	Average Expected Recognition Period
	($ in thousands)
Stock option awards	$1,193	3.3 years
Restricted stock awards and restricted stock units	11,079	3.5 years
Total	$12,272	3.5 years
Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the current market price on the date of grant, and generally have a three-to five-year vesting period and contractual terms of 7 to 10 years.
The following table represents stock option activity as of and for the three months ended September 30, 2014:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	818,054	$12.75	7.5 years	$—
Granted	81,016	$11.65	9.8 years	$22
Exercised	(20,000)	$11.78
Outstanding at end of period	879,070	$12.67	7.5 years	$59
Exercisable at end of period	206,016	$11.34	7.4 years	$59

The following table represents stock option activity as of and for the nine months ended September 30, 2014:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	734,721	$12.73	7.5 years	$741
Granted	231,016	$12.05	9.6 years	$22
Exercised	(86,667)	$11.46
Outstanding at end of period	879,070	$12.67	7.5 years	$59
Exercisable at end of period	206,016	$11.34	7.4 years	$59

The following table represents changes in unvested stock options and related information as of and for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Non-vested outstanding at beginning of period	544,569	$12.93	419,569	$13.16
Granted	81,016	$11.65	231,016	$12.05
Vested	(20,000)	$12.64	(45,000)	$12.76
Non-vested outstanding at end of period	605,585	$12.77	605,585	$12.77
Restricted Stock Awards and Restricted Stock Units
The Company also has granted restricted stock awards and restricted stock units to certain employees, officers and directors. The restricted stock awards and units are valued at the closing price of the Company’s stock on the date of award. The restricted stock awards and units fully vest after a specified number of years (ranging from one to five years) of continued employment from the date of grant. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally when vested or, in the case of restricted stock units, when settled.
The following table represents restricted stock awards and restricted stock units activity as of and for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Shares	Weighted- Average Price per Share	Number of Shares	Weighted- Average Price per Share
Non-vested shares outstanding at beginning of period	1,276,453	$12.93	893,886	$13.78
Granted	154,981	$11.47	798,460	$11.83
Vested	(37,477)	$14.03	(137,268)	$13.55
Forfeited	(58,975)	$13.43	(220,096)	$13.31
Non-vested shares outstanding at end of period	1,334,982	$12.70	1,334,982	$12.70

Stock Appreciation Rights
On August 21, 2012, the Company granted to its chief executive officer a ten-year stock appreciation right (SAR) with respect to 500,000 shares (Initial SAR) of the Company’s common stock with a base price of $12.12 per share. One third of the Initial SAR vested on the grant date, one third vested on the first anniversary of the grant date and one-third vested on the second anniversary of the grant date such that the SAR was fully vested on the second anniversary of the grant date. Upon cessation of the chief executive officer’s service with the Company for “Cause” or without “Good Reason” (including a cessation of service following the expiration of the term of the chief executive officer’s employment agreement), the vested portion of all SARs will expire 90 days following the cessation of service. Except as otherwise described below for the Additional SAR VI, additional SARs (Additional SARs) have been issued to the Company’s chief executive officer with the same terms and conditions (including vesting and dividend equivalent rights) as the Initial SAR pursuant to the anti-dilution provisions under the SAR agreement with the Company due to the Company’s subsequent issuances of shares of common stock.
On May 21, 2014, the Company issued additional SARs (Additional SAR VI) to the Company’s chief executive officer relating to a public offering of the Company’s tangible equity units (TEUs). Each TEU is comprised of a prepaid stock purchase contract (each, a Purchase Contract) and a junior subordinated amortizing note due May 15, 2017 issued by the Company (each, an Amortizing Note). Unless settled early at the holder’s option, each Purchase Contract will automatically settle and the Company will deliver a number of shares of its voting common stock based on the then applicable market value of the voting common stock, ranging from an initial minimum settlement rate of 4.4456 shares per Purchase Contract (subject to adjustment) if the applicable market value is equal to or greater than $11.247 per share to an initial maximum settlement rate of 5.1124 shares per Purchase Contract (subject to adjustment) if the applicable market value is less than or equal to $9.78 per share. The number of settlement shares underlying the Additional SAR VI was calculated using the initial maximum settlement rate and, therefore, the number of shares underlying the Additional SAR VI is subject to adjustment and forfeiture if the aggregate number of shares of stock issued in settlement of any single Purchase Contract is less than the initial maximum settlement rate.

Until each Purchase Contract settles and the voting common stock related thereto is issued, each corresponding Additional SAR VI has a vesting date of May 21, 2017 and has no dividend equivalent rights prior to vesting. The Additional SAR VI vests earlier as follows: (i) for any Purchase Contract settled before August 21, 2014, the Additional SAR VI corresponding to such Purchase Contract became 2/3 vested and exercisable on the date on which any such Purchase Contract was settled and the remaining 1/3 became vested and exercisable on August 21, 2014 and, until it became vested on August 21, 2014, the 1/3 unvested Additional SAR VI corresponding to such Purchase Contract was eligible for the same dividend equivalent rights as the Initial SAR; (ii) for any Purchase Contract settled in shares of voting common stock on or after August 21, 2014, then the Additional SAR VI corresponding to such Purchase Contract shall become 100% vested and exercisable on the date on which any such Purchase Contract is settled; and (iii) if the aggregate number of shares of voting common stock issued in settlement of any single Purchase Contract on the settlement date (the Actually Issued Common Shares) is less than the initial maximum settlement rate, then the Additional SAR VI related to that single Purchase Contract shall be recalculated and adjusted pursuant to the terms of the Initial SAR based on the Actually Issued Common Shares instead of the initial maximum settlement rate and the chief executive officer shall forfeit on such settlement date any Additional SAR VI granted in excess of those that would have been granted on the respective settlement date.
In conjunction with the pending acquisition of branches of Banco Popular North America which is anticipated to close on or about November 7, 2014, the Company will also sell and issue shares of voting common stock to OCM BOCA Investor, LLC (Oaktree), an entity owned by investment funds managed by Oaktree Capital Management, L.P., and (ii) Patriot Financial Partners, L.P., Patriot Financial Partners Parallel, L.P., Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P, resulting in anticipated gross proceeds to the Company of approximately $50 million. It is estimated that the Company’s chief executive officer will be issued 216,263 additional SARs related to this new issuance.
The following table represents a summary of all outstanding SARs (Initial SAR, Additional SARs and Additional SAR VI, together the SARs):

	Initial SAR	Additional SAR I (1)	Additional SAR II (2)	Additional SAR III (3)	Additional SAR IV (4)	Additional SAR V (5)	Additional SAR VI (6)
Grant Date	8/21/2012	6/21/2013	7/1/2013	7/2/2013	12/10/2013	5/21/2014	5/21/2014
Number of shares	500,000	150,933	88,366	15,275	70,877	252,023	289,116
Base price per share	$12.12	$13.06	$13.60	$13.55	$12.83	$10.09	$10.09
Grant date fair value per share	$3.58	$1.86	$1.94	$1.93	$1.86	$1.22	$1.58

(1)	Issued due to the Company’s common stock issuance for an underwritten public offering completed on June 21, 2013.

(2)	Issued due to the Company’s common stock issuance in connection with the PBOC acquisition completed on July 1, 2013.

(3)
Issued due to the Company’s common stock issuance for the exercise of over-allotment option granted to the underwriters of the Company’s public common stock offering initially completed on June 21, 2013.

(4)	Issued due to the Company’s common stock issuance in a private placement completed on December 10, 2013.

(5)	Issued due to the Company’s common stock issuance for an underwritten public offering completed on May 21, 2014.

(6)
The Additional SAR VI originally related to 300,219 shares of common stock with a scheduled vesting of May 21, 2017, as described above. As a result of the settlements of portions of the Purchase Contacts, the Additional SAR VI accelerated in vesting with respect to 81,979 shares and 11,103 shares were forfeited as of September 30, 2014. A portion of Additional SAR VI that has accelerated in vesting has the same terms and conditions as the Initial SAR.

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
Tangible Equity Units
On May 21, 2014, the Company completed an underwritten public offering of 1,380,000 of its tangible equity units (TEUs), which included 180,000 TEUs issued to the underwriter upon the full exercise of its over-allotment option, resulting in net proceeds of $65.0 million. Each TEU is comprised of a prepaid stock purchase contract (each, a Purchase Contract) and a junior subordinated amortizing note due May 15, 2017 issued by the Company (each, an Amortizing Note). Unless settled early at the holder’s option, each Purchase Contract will automatically settle and the Company will deliver a number of shares of its voting common stock based on the then-applicable market value of the voting common stock, ranging from an initial minimum settlement rate of 4.4456 shares per Purchase Contract (subject to adjustment) if the applicable market value is equal to or greater than $11.247 per share to an initial maximum settlement rate of 5.1124 shares per Purchase Contract (subject to adjustment) if the applicable market value is less than or equal to $9.78 per share.
From the first business day following the issuance of the TEUs to but excluding the third business day immediately preceding May 15, 2017, a holder of a Purchase Contract may settle its Purchase Contract early, and the Company will deliver to the holder 4.4456 shares of voting common stock. The holder also may elect to settle its Purchase Contract early in connection with a “fundamental change,” in which case the holder will receive a number of shares of voting common stock based on a fundamental change early settlement rate. The Company may elect to settle all Purchase Contracts early by delivering to each holder 5.1124 shares of voting common stock or, under certain circumstances, by delivering 4.4456 shares of voting common stock. As of September 30, 2014, a total of 435,600 Purchase Contracts had been settled early by their holders, resulting in the issuance by the Company of 1,936,503 shares of voting common stock. As of September 30, 2014, 944,400 Purchase Contracts remained outstanding.

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
The following table presents changes to accumulate other comprehensive income by components are presented in the following tables for the periods indicated:

	Three Months Ended			Nine Months Ended
	Unrealized Gain (Loss) on AFS Securities	Cash Flow Hedge	Total	Unrealized Gain (Loss) on AFS Securities	Cash Flow Hedge	Total
	(In thousands)
September 30, 2014:
Balance at beginning of period	$774	$(283)	$491	$(826)	$226	$(600)
Unrealized gain(loss) arising during the period	(980)	388	(592)	1,142	(121)	1,021
Reclassification adjustment from other comprehensive income	—	—	—	(522)	—	(522)
Tax effect of current period changes	—	—	—	—	—	—
Total changes, net of taxes	(980)	388	(592)	620	(121)	499
Balance at end of period	$(206)	$105	$(101)	$(206)	$105	$(101)
September 30, 2013:
Balance at beginning of period	$788	$—	$788	$1,397	$—	$1,397
Unrealized gain(loss) arising during the period	(644)	—	(644)	(944)	—	(944)
Reclassification adjustment from other comprehensive income	(10)	—	(10)	(319)	—	(319)
Tax effect of current period changes	—	—	—	—	—	—
Total changes, net of taxes	(654)	—	(654)	(1,263)	—	(1,263)
Balance at end of period	$134	$—	$134	$134	$—	$134

NOTE 16 – EARNINGS PER COMMON SHARE
Net income (loss) allocated to common shareholders is computed by subtracting income allocated to participating securities, participating securities dividends and preferred stock dividend from net income. Participating securities are instruments granted in share-based payment transactions that contain rights to receive nonforfeitable dividends or dividend equivalents, which includes the SARs to the extent they confer dividend equivalent rights, as described under “Stock Appreciation Rights” in Note 14. Basic earnings (loss) per common share (EPS) is computed by dividing net income allocated to common shareholders by the weighted average number of shares outstanding, including the minimum number of shares issuable under purchase contracts relating to the tangible equity units. Diluted EPS is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of shares outstanding, adjusted for the dilutive effect of the restricted stock units, the potentially issuable shares in excess of the minimum under purchase contracts relating to the tangible equity units, outstanding stock options, and warrants to purchase common stock.

Computations for basic and diluted EPS are provided below.

	Three Months Ended			Nine Months Ended
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
September 30, 2014:
Basic:
Net income	$11,018	$208	$11,226	$19,647	$457	$20,104
Less: income allocated to participating securities	(216)	(4)	(220)	(280)	(7)	(287)
Less: participating securities dividends	(136)	(3)	(139)	(365)	(8)	(373)
Less: preferred stock dividends	(893)	(17)	(910)	(2,668)	(62)	(2,730)
Net income allocated to common shareholders	$9,773	$184	$9,957	$16,334	$380	$16,714
Weighted average common shares outstanding	31,968,316	602,783	32,571,099	25,649,940	596,316	26,246,256
Basic earnings per common share	$0.31	$0.31	$0.31	$0.64	$0.64	$0.64
Diluted:
Net income allocated to common shareholders	$9,773	$184	$9,957	$16,334	$380	$16,714
Additional income allocation for class B dilutive shares	(29)	29	—	(86)	86	—
Adjusted net income allocated to common shareholders	$9,744	$213	$9,957	$16,248	$466	$16,714
Weighted average common shares outstanding for basic earnings per common share	31,968,316	602,783	32,571,099	25,649,940	596,316	26,246,256
Add: Dilutive effects of restricted stock units	17,604	—	17,604	33,865	—	33,865
Add: Dilutive effects of purchase contracts	—	—	—	—	—	—
Add: Dilutive effects of stock options	5,945	—	5,945	12,221	—	12,221
Add: Dilutive effects of warrants	—	95,088	95,088	—	137,521	137,521
Average shares and dilutive common shares	31,991,865	697,871	32,689,736	25,696,026	733,837	26,429,863
Diluted earnings per common share	$0.30	$0.31	$0.30	$0.63	$0.64	$0.63
September 30, 2013:
Basic:
Net income	$(8,260)	$(274)	$(8,534)	$(3,039)	$(203)	$(3,242)
Less: income allocated to participating securities	—	—	—	—	—	—
Less: preferred stock dividends	(916)	(30)	(946)	(1,157)	(77)	(1,234)
Net income allocated to common shareholders	$(9,176)	$(304)	$(9,480)	$(4,196)	$(280)	$(4,476)
Weighted average common shares outstanding	17,471,546	579,490	18,051,036	13,197,764	880,284	14,078,048
Basic earnings per common share	$(0.53)	$(0.53)	$(0.53)	$(0.32)	$(0.32)	$(0.32)
Diluted:
Net income allocated to common shareholders	$(9,176)	$(304)	$(9,480)	$(4,196)	$(280)	$(4,476)
Weighted average common shares outstanding for basic earnings per common share	17,471,546	579,490	18,051,036	13,197,764	880,284	14,078,048
Add: Dilutive effects of stock options	—	—	—	—	—	—
Add: Dilutive effects of warrants	—	—	—	—	—	—
Average shares and dilutive common shares	17,471,546	579,490	18,051,036	13,197,764	880,284	14,078,048
Diluted earnings per common share	$(0.53)	$(0.53)	$(0.53)	$(0.32)	$(0.32)	$(0.32)

For the three and nine months ended September 30, 2014, there were 673,054 and 598,054 stock options, respectively, for common stock that were not considered in computing diluted earnings per common share, because they were anti-dilutive. For the three and nine months ended September 30, 2013, there were 605,235 stock options and 754,574 warrants for common stock that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

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
The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	September 30, 2014		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Financial Instruments whose contract amounts represent credit risk
Commitments to extend credit	$59,892	$46,534	$35,425	$61,613
Unused lines of credit	18,633	272,510	3,403	268,669
Letters of credit	760	7,569	10	6,289
Commitments to make loans are generally made for periods of 30 days or less.
As of September 30, 2014, total forward commitments were $461.2 million. These commitments consisted of jumbo mortgage loan sale commitments of $112.7 million, TBAs of $307.0 million, best efforts of $41.5 million, and other commitments of $0. Additionally, the Company had IRLCs of $200.4 million at September 30, 2014.

NOTE 18—RELATED-PARTY TRANSACTIONS
The Bank has granted loans to certain officers and directors and their related interests. Loans outstanding to officers and directors and their related interests amounted to $200 thousand and $748 thousand at September 30, 2014 and December 31, 2013, respectively. These loans are made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. The Bank has an Employee Loan Program (the “Program”) which offers executive officers, directors and principal shareholders that meet the eligibility requirements the opportunity to participate on the same terms as employees generally, provided that any loan to an executive officer, director or principal shareholder must be approved by the Bank’s Board of Directors. The sole benefit provided under the Program is a reduction in loan fees.
Deposits from principal officers, directors, and their related interests amounted to $3.5 million and $10.5 million at September 30, 2014 and December 31, 2013, respectively.
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
Regarding the security deposit for the premises, after Palisades occupied the CORSHI premises, the Company reimbursed CORSHI relating to a security deposit amount for the premises of $33,844. The Company received reimbursement of this security deposit amount from Palisades. For the months of January 1, 2014 through June 27, 2014, CORSHI granted Palisades a rent abatement equal to the $33,844 security deposit and combined with additional payments, Palisades paid leasing costs totaling $57,616 to CORSHI for that same time period. The Board’s Compensation, Nominating and Corporate Governance Committees have monitored all the reimbursement costs and will review the aggregate reimbursement costs.
Palisades Consulting Agreement. As discussed above, the Company acquired its subsidiary, Palisades, on September 16, 2013. Effective July 1, 2013, Palisades entered into a consulting agreement with Jason Sugarman, Mr. Sugarman’s brother. Jason Sugarman provides advisory services to financial institutions and other institutional clients related to investments in residential mortgages, real estate and real estate related assets and Palisades entered into the agreement with Jason Sugarman to provide these types of consulting services. The consulting agreement is for a term of 5 years, with a minimum payment of $30,000 owed at the end of each quarter for consulting services Jason Sugarman has provided Palisades. There is also the potential for additional bonus payments based on the nature of work performed and the financial results of Palisades. The aggregate amount of identified payments that will be paid by Palisades to Jason Sugarman under the five-year term of the consulting agreement will exceed $600,000. The $600,000 is the minimum amount owed but does not include any bonuses that may be earned under the agreement. For the year ended December 31, 2013 and the nine months ended September 30, 2014, amounts earned by Jason Sugarman under the consulting agreement totaled $120,662 and $150,662, respectively. The consulting agreement may be terminated at any time by ether Palisades or Jason Sugarman upon 30 days prior written notice. The consulting agreement with Jason Sugarman was reviewed as a related party transaction and approved by the Compensation, Nominating and Corporate Governance Committees and approved by the disinterested directors of the Board.
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
CS Financial Acquisition. Effective October 31, 2013, the Company acquired CS Financial Inc. (CS Financial), a California corporation and Southern California-based mortgage banking firm controlled by Jeffrey T. Seabold and in which certain relatives and entities affiliated with Mr. Sugarman also owned certain minority, non-controlling interests. The following is a description of the transaction.
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
Subject to the terms and conditions set forth in the Merger Agreement, which was approved by the Board of Directors of each of the Company, the Bank and CS Financial, at the effective time of the Merger, the outstanding shares of common stock of CS Financial were converted into the right to receive in the aggregate: (1) upon the closing of the Merger, (a) 173,791 shares (Closing Date Shares) of voting common stock, par value $0.01 per share, of the Company (Voting Common Stock), and (b) $1,500,000 in cash and $3,150,000 in the form of a noninterest-bearing note issued by the Company to Mr. Seabold that was due and paid by the Company on January 2, 2014; and (2) upon the achievement of certain performance targets by the Bank’s Lending Division following the closing of the Merger that are set forth in the Merger Agreement, up to 92,781 shares (Performance Shares) of Voting Common Stock ((1) and (2), together, Merger Consideration).
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
On or about October 31, 2014, a certain portion of the Performance Shares were issued as follows: (i) 28,545 shares to Mr. Seabold, (ii) 1,082 shares to Jason Sugarman, (iii) 1,082 shares to Elizabeth Sugarman, and (iv) 216 shares to Michael Sugarman.
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
Transaction Involving Halle Benett. On May 21, 2014, the Company issued 5,150,000 shares of its Voting Common Stock in an underwritten public offering and 772,500 shares of Voting Common Stock upon the exercise in full by the underwriters of the underwritten public offering of their 30-day over-allotment option. Halle Benett, a director of the Company and the Bank, became employed on April 1, 2014 as a Managing Director and Co-head of the Diversified Financials Group at Keefe, Bruyette & Woods, Inc., a Stifel company. Keefe, Bruyette & Woods, Inc., acted as one of the underwriters of the public offering and it received gross underwriting fees and commissions from the Company of approximately $520,644 for its services as an underwriter (less expenses, the amount was $481,166).
Transaction Involving Former Chairman Timothy R. Chrisman. On May 15, 2014, the disinterested members of the Board of Directors of the Company approved a strategic advisor agreement with Chrisman & Co., pursuant to which Timothy R. Chrisman would provide strategic advisory services for the Company. On May 15, 2014, Mr. Chrisman retired from the Company Board upon expiration of the term of his directorship after the Company’s 2014 Annual Meeting of shareholders. The initial term of the strategic advisor agreement is for a period of one year and, thereafter, the agreement may be extended on a month-to-month basis. For services performed during the initial term, a fixed annual advisory fee of $200,000 will be paid to Chrisman & Co. For the nine months ended September 30, 2014, Mr. Chrisman had received payments totaling $75,000 under the agreement.
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
Securities Purchase Agreement with Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P., a Greater than 5 percent Shareholder. As reported in a Schedule 13-D filed with the SEC on December 10, 2013, Patriot Financial Partners, L.P and Patriot Financial Partners Parallel, L.P. (Patriot) hold 1,509,450 shares of the Company’s Voting Common Stock. As previously disclosed, on April 22, 2014, the Company entered into a Securities Purchase Agreement (SPA) with Patriot to raise a portion of the capital to be used to finance the previously announced acquisition of select assets and assumption of certain liabilities comprising BPNA’S network of 20 California branches by the Bank. The SPA with Patriot was due to expire by its terms at the end of the day on October 31, 2014. Prior to such expiration, the Company and Patriot Financial Partners, L.P., Patriot Financial Partners Parallel, L.P., Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P. (together referred to as Patriot Partners) entered into a Securities Purchase Agreement, dated as of October 30, 2014 (New SPA), which provides that, at the closing of the sale of shares contemplated thereby, Patriot Partners will simultaneously purchase from the Company (i) 1,076,000 shares of its voting common stock at a price of $9.78 per share and (ii) 824,000 shares of its voting common stock at a price of $11.55 per share, for an aggregate purchase price of $20,040,480. In consideration for Patriot’s commitment under the New Patriot SPA, the Company agreed to pay to Patriot at the closing of the sale of shares contemplated thereby an equity support payment of $538,000. These transactions and share issuances will occur concurrently with the acquisition of the BPNA branches, which is anticipated to close on or about November 7, 2014.

NOTE 19 – SUBSEQUENT EVENTS
Pending Acquisition of Banco Popular's California Branch Network
As discussed under Note 2, Business Combinations and Branch Sales, the pending Branch Acquisition is anticipated to close on or about November 7, 2014. The Branch Acquisition is subject to customary conditions to closing and the obligation of the Bank to complete the transaction is subject to its receipt of financing necessary to complete the transaction on the terms set forth in the Purchase Agreement. In conjunction with the anticipated closing of the Branch Acquisition, the Company will also sell and issue shares of voting common stock to OCM BOCA Investor, LLC (“Oaktree”), an entity owned by investment funds managed by Oaktree Capital Management, L.P., and (ii) Patriot Financial Partners, L.P., Patriot Financial Partners Parallel, L.P., Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P, resulting in gross proceeds to the Company of approximately $50 million.

Management has evaluated subsequent events through the date of issuance of the financial data included herein. Other than the events disclosed above, there have been no subsequent events occurred during such period that would require disclosure in this report or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of September 30, 2014.

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

SELECTED FINANCIAL DATA
The following table presents certain selected financial data as of or for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in thousands, except per share data)
Selected financial condition data:
Total assets	$4,537,996	$3,718,373	$4,537,996	$3,718,373
Loans and leases receivable, net of allowance	2,686,785	2,577,058	2,686,785	2,577,058
Loans held for sale	1,127,339	367,111	1,127,339	367,111
Securities available-for-sale	310,385	167,998	310,385	167,998
Cash and cash equivalents	184,985	416,010	184,985	416,010
Deposits	3,631,710	3,259,374	3,631,710	3,259,374
Total borrowings	400,549	107,224	400,549	107,224
Total equity	446,881	302,580	446,881	302,580
Average balances:
Average interest-earning assets	$4,228,555	$3,286,840	$3,887,559	$2,397,486
Average interest-bearing liabilities	3,448,801	2,659,186	3,191,097	1,995,855
Total average assets	4,391,523	3,439,433	4,053,810	2,509,750
Total average equity	449,392	336,963	388,474	244,778
Selected operations data:
Total interest income	$46,649	$33,846	$133,059	$79,755
Total interest expense	8,463	6,903	24,113	15,828
Provision for loan and lease losses	2,780	2,109	6,817	6,195
Total non-interest income	44,098	18,226	104,748	62,226
Total non-interest expense	67,557	52,304	185,790	121,456
Income before income taxes	11,947	(9,244)	21,087	(1,498)
Income tax expense	721	(710)	983	1,744
Net income	11,226	(8,534)	20,104	(3,242)
Dividends paid on preferred stock	910	946	2,730	1,234
Net income available to common shareholders	10,316	(9,480)	17,374	(4,476)
Basic earnings per total common share	$0.31	$(0.53)	$0.64	$(0.32)
Diluted earnings per total common share	$0.30	$(0.53)	$0.63	$(0.32)
Performance ratios:
Return on average assets	1.01%	(0.98)%	0.66%	(0.17)%
Return on average equity	9.91%	(10.05)%	6.92%	(1.77)%
Dividend payout ratio (1)	38.71%	—%	56.25%	—%
Interest rate spread information:
Net interest spread	3.41%	3.06%	3.57%	3.39%
Net interest margin (2)	3.58%	3.25%	3.75%	3.56%
Ratio of operating expense to average total assets	6.10%	6.03%	6.13%	6.47%
Efficiency ratio (3)	82.10%	115.80%	86.94%	96.28%
Ratio of average interest-earning assets to average interest-bearing liabilities	122.61%	123.60%	121.83%	120.12%
Credit quality:
Nonperforming assets to total assets	0.86%	0.45%	0.86%	0.45%
Allowance for loan and lease losses to nonperforming loans (4)	65.96%	124.16%	65.96%	124.16%
Allowance for loan and lease losses to gross loans (4)	0.93%	0.74%	0.93%	0.74%
Nonperforming loans	$38,333	$15,408	$38,333	$15,408

Nonperforming assets	38,938	16,791	38,938	16,791
Capital ratios:
Equity to total assets at end of period	9.85%	8.14%	9.85%	8.14%
Average equity to average assets	10.23%	9.80%	9.58%	9.75%

(1)
Dividends declared per common share divided by basic earnings per common share. Not applicable due to the net loss attributable to shareholders reported for the three and nine months ended September 30, 2013.

(2)	Net interest income divided by average interest-earning assets.

(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

(4)	The allowance for loan and lease losses were $25.3 million and $19.1 million at September 30, 2014 and 2013, respectively.

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
The Bank offers a variety of financial services to meet the banking and financial needs of the communities we serve. The Bank is headquartered in Orange County, California and as of September 30, 2014, the Bank operated 17 branches in San Diego, Orange, and Los Angeles Counties in California and 59 loan production offices in California, Arizona, Oregon, Montana, Virginia, North Carolina, Colorado, Indiana, and Maryland.
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

2014 Highlights

•	Completed underwritten public offerings of common stock for gross proceeds of $57.9 million and 8.00% tangible equity units for gross proceeds of $69.0 million on May 21, 2014.

•	Announced a pending acquisition of Banco Popular’s California branch network on April 22, 2014, which the Company anticipates to complete on or about November 7, 2014.

•	Completed the acquisition of RenovationReady® on January 31, 2014.

•
Total interest and dividend income for the three months ended September 30, 2014 increased by $12.8 million, or 37.8 percent, to $46.6 million from $33.8 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, total interest and dividend income increased by $53.3 million, or 66.8 percent, to $133.1 million from $79.8 million for the nine months ended September 30, 2013.

•
Net interest margin was 3.58 percent and 3.25 percent for the three months ended September 30, 2014 and 2013, respectively, and 3.75 percent and 3.56 percent for the nine months ended September 30, 2014 and 2013, respectively.

•
Net interest income for the three months ended September 30, 2014 increased by $11.2 million, or 41.7 percent, to $38.2 million from $26.9 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, net interest income increased by $45.0 million, or 70.4 percent, to $108.9 million from $63.9 million for the nine months ended September 30, 2013.

•
Noninterest income for the three months ended September 30, 2014 increased by $25.9 million, or 142.0 percent, to $44.1 million from $18.2 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, noninterest income increased by $42.5 million, or 68.3 percent, to $104.7 million from $62.2 million for the nine months ended September 30, 2013. The Company recognized net gain on mortgage banking activities of $26.9 million and $16.2 million for the three months ended September 30, 2014 and 2013, respectively, and $70.4 million and $52.9 million for the nine months ended September 30, 2014 and 2013, respectively.

•
Noninterest expense for the three months ended September 30, 2014 increased by $15.3 million, or 29.2 percent, to $67.6 million from $52.3 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, noninterest expense increased by $64.3 million, or 53.0 percent, to $185.8 million from $121.5 million for the nine months ended September 30, 2013. The increase relates predominantly to a higher salaries and employee benefits expense related to increased headcount as a result of growth and the acquisitions the Company completed during 2013.

•
Total assets increased by $910.0 million, or 25.1 percent, to $4.54 billion at September 30, 2014 from $3.63 billion at December 31, 2013, due primarily to an increase in loans held for sale and an increase in cash and cash equivalents. Average total assets increased to $4.39 billion and $4.05 billion for the three and nine months ended September 30, 2014, respectively, from $3.44 billion and $2.51 billion for the three and nine months ended September 30, 2013, respectively.

•
Loans and leases receivable, net of allowance for loan and lease losses, increased by $259.5 million, or 10.7 percent, to $2.69 billion at September 30, 2014 from $2.43 billion at December 31, 2013 as a result of increased loan production. Loans held for sale increased $410.6 million, 57.3 percent, to $1.13 billion at September 30, 2014 from $716.7 million at December 31, 2013 due to more originations than sales during the year. Average gross loans and leases increased to $3.83 billion and $3.56 billion for the three and nine months ended September 30, 2014, respectively, from $2.53 billion and $1.93 billion for the three and nine months ended September 30, 2013, respectively.

•
Total deposits increased by $713.1 million, or 24.4 percent, to $3.63 billion at September 30, 2014 from $2.92 billion at December 31, 2013. Average total deposits increased to $3.52 billion and $3.27 billion for the three and nine months ended September 30, 2014, respectively, from $2.95 billion and $2.10 billion for the three and nine months ended September 30, 2013, respectively.

RESULTS OF OPERATIONS
The following table presents condensed statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Interest and dividend income	$46,649	33,846	$133,059	79,755
Interest expense	8,463	6,903	24,113	15,828
Net interest income	38,186	26,943	108,946	63,927
Provision for loan and lease losses	2,780	2,109	6,817	6,195
Noninterest income	44,098	18,226	104,748	62,226
Noninterest expense	67,557	52,304	185,790	121,456
Income (loss) before income taxes	11,947	(9,244)	21,087	(1,498)
Income tax expense (benefit)	721	(710)	983	1,744
Net income (loss)	11,226	(8,534)	20,104	(3,242)
Preferred stock dividends	910	946	2,730	1,234
Net income (loss) available to common shareholders	$10,316	(9,480)	$17,374	(4,476)
Basic earnings (loss) per common share	$0.31	$(0.53)	$0.64	$(0.32)
Diluted earnings (loss) per common share	$0.30	$(0.53)	$0.63	$(0.32)
Basic earnings (loss) per class B common share	$0.31	$(0.53)	$0.64	$(0.32)
Diluted earnings (loss) per class B common share	$0.31	$(0.53)	$0.64	$(0.32)
For the three months ended September 30, 2014, the Company recorded net income of $11.2 million, an increase of $19.8 million over net loss of $8.5 million for the three months ended September 30, 2013. Preferred stock dividends were $910 thousand and $946 thousand for the three months ended September 30, 2014 and 2013, respectively, and net income (loss) available to common shareholders was $10.3 million and $(9.5) million for the three months ended September 30, 2014 and 2013, respectively.
For the nine months ended September 30, 2014, the Company recorded net income of $20.1 million, an increase of $23.3 million over net loss of $3.2 million for the nine months ended September 30, 2013. Preferred stock dividends were $2.7 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively, and net income (loss) available to common shareholders was $17.4 million and $(4.5) million for the nine months ended September 30, 2014 and 2013, respectively.

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	($ in thousands)
Interest-earning assets:
Gross loans and leases (1)	$3,829,204	$44,555	4.62%	$2,530,856	$32,061	5.03%
Securities	257,067	1,460	2.25%	221,245	1,292	2.32%
Other interest-earning assets (2)	142,284	634	1.77%	534,739	493	0.37%
Total interest-earning assets	4,228,555	46,649	4.38%	3,286,840	33,846	4.09%
Allowance for loan and lease losses	(23,266)			(17,524)
BOLI and non-interest earning assets (3)	186,234			170,117
Total assets	$4,391,523			$3,439,433
Interest-bearing liabilities:
Savings	$953,925	2,215	0.92%	$907,413	2,471	1.08%
Interest-bearing checking	745,635	2,037	1.08%	447,961	995	0.88%
Money market	681,576	673	0.39%	599,971	556	0.37%
Certificates of deposit	688,994	1,240	0.71%	579,422	1,062	0.73%
FHLB advances	276,739	118	0.17%	40,183	56	0.55%
Long-term debt and other interest-bearing liabilities	101,932	2,180	8.48%	84,236	1,763	8.30%
Total interest-bearing liabilities	3,448,801	8,463	0.97%	2,659,186	6,903	1.03%
Noninterest-bearing deposits	448,825			413,877
Non-interest-bearing liabilities	44,505			29,407
Total liabilities	3,942,131			3,102,470
Total shareholders’ equity	449,392			336,963
Total liabilities and shareholders’ equity	$4,391,523			$3,439,433
Net interest income/spread		$38,186	3.41%		$26,943	3.06%
Net interest margin (4)			3.58%			3.25%
Ratio of interest-earning assets to interest-bearing liabilities	122.61%			123.60%

(1)
Gross loans and leases are net of deferred fees, related direct cost and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Loan (costs) fees of $(49) thousand and $525 thousand and accretion of discount on purchased loans of $8.7 million and $5.7 million for the three months ended September 30, 2014 and 2013, respectively, are included in the interest income.

(2)	Includes average balance of FHLB stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $19.0 million and $18.8 million for the three months ended September 30, 2014 and 2013, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	($ in thousands)
Interest-earning assets:
Gross loans and leases (1)	$3,559,505	$128,162	4.81%	$1,934,555	$76,751	5.30%
Securities	196,446	3,377	2.30%	147,459	2,159	1.96%
Other interest-earning assets (2)	131,608	1,520	1.54%	315,472	845	0.36%
Total interest-earning assets	3,887,559	133,059	4.58%	2,397,486	79,755	4.45%
Allowance for loan and lease losses	(21,089)			(16,446)
BOLI and non-interest earning assets (3)	187,340			128,710
Total assets	$4,053,810			$2,509,750
Interest-bearing liabilities:
Savings	$970,348	7,156	0.99%	$571,830	4,342	1.02%
Interest-bearing checking	666,926	5,552	1.11%	280,352	1,712	0.82%
Money market	600,818	1,948	0.43%	423,672	1,042	0.33%
Certificates of deposit	603,211	3,315	0.73%	588,488	3,290	0.75%
FHLB advances	254,322	317	0.17%	46,721	177	0.51%
Long-term debt and other interest-bearing liabilities	95,472	5,825	8.16%	84,792	5,265	8.30%
Total interest-bearing liabilities	3,191,097	24,113	1.01%	1,995,855	15,828	1.06%
Noninterest-bearing deposits	431,160			239,379
Non-interest-bearing liabilities	43,079			29,738
Total liabilities	3,665,336			2,264,972
Total shareholders’ equity	388,474			244,778
Total liabilities and shareholders’ equity	$4,053,810			$2,509,750
Net interest income/spread		$108,946	3.57%		$63,927	3.39%
Net interest margin (4)			3.75%			3.56%
Ratio of interest-earning assets to interest-bearing liabilities	121.83%			120.12%

(1)
Gross loans and leases are net of deferred fees, related direct cost and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Loan fees of $106 thousand and $998 thousand and accretion of discount on purchased loans of $28.0 million and $13.7 million for the nine months ended September 30, 2014 and 2013, respectively, are included in the interest income.

(2)	Includes average balance of FHLB stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $18.9 million and $18.8 million for the nine months ended September 30, 2014 and 2013, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2014 vs. 2013			Nine Months Ended September 30, 2014 vs. 2013
	Increase (Decrease) Due to		Net Increase	Increase (Decrease) Due to		Net Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Gross loans and leases	$15,291	$(2,797)	$12,494	$59,098	$(7,687)	$51,411
Securities	204	(36)	168	799	419	1,218
Other interest-earning assets	(585)	726	141	(736)	1,411	675
Total interest-earning assets	$14,910	$(2,107)	$12,803	$59,161	$(5,857)	$53,304
Interest-bearing liabilities:
Savings	$122	$(378)	$(256)	$2,942	$(128)	$2,814
Interest-bearing checking	774	268	1,042	3,039	801	3,840
Money market	79	38	117	514	392	906
Certificates of deposit	197	(19)	178	81	(56)	25
FHLB advances	125	(63)	62	328	(188)	140
Long-term debt and other interest-bearing liabilities	377	40	417	653	(93)	560
Total interest-bearing liabilities	1,674	(114)	1,560	7,557	728	8,285
Net interest income	$13,236	$(1,993)	$11,243	$51,604	$(6,585)	$45,019
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Net interest income was $38.2 million for the three months ended September 30, 2014, an increase of $11.2 million, or 41.7 percent, from $26.9 million for the three months ended September 30, 2013. The growth in net interest income from prior periods was largely due to higher interest income from loans partially offset by higher interest expense on deposits.
Interest income on total loans and leases was $44.6 million for the three months ended September 30, 2014, an increase of $12.5 million, or 39.0 percent, from $32.1 million for the three months ended September 30, 2013. The increase in loan interest income was driven by a $1.30 billion increase in total average gross loans and leases as a result of increases in originations of residential mortgage loans held for sale, multi-family loans, and lease financing.
Interest income on securities was $1.5 million for the three months ended September 30, 2014, an increase of $168 thousand, or 13.0 percent, from $1.3 million for the three months ended September 30, 2013. The increases were mainly due to purchases of $241.6 million of securities to reduce excess liquidity from the common stock and tangible equity units offerings pending the use of the proceeds of the offerings for the acquisition of the BPNA branch network, partially offset by principal payments, paydowns, calls and sales of $97.6 million during that period.
Interest expense on interest-bearing deposits was $6.2 million for the three months ended September 30, 2014, an increase of $1.1 million, or 21.3 percent, from $5.1 million for the three months ended September 30, 2013. The increase in average balance was mainly due to deposits generated through strategic plans aiming to increase core deposits by launching interest-bearing core deposit products with enhanced features to attract high net worth depositors, partially offset by $464.3 million of deposits sold to AWB. The increase in average cost was due to the higher interest rates on those deposits generated through strategic plans.
Interest expense on FHLB advances was $118 thousand for the three months ended September 30, 2014, an increase of $62 thousand, or 110.7 percent, from $56 thousand for the three months ended September 30, 2013. The increase was due mainly to an increase of $236.6 million in average balance, partially offset by a decrease in average rate resulting from the replacement of matured long-term advances with short-term advances at lower rates.

Interest expense on long-term debt and other interest-bearing liabilities was $2.2 million for the three months ended September 30, 2014, an increase of $417 thousand, or 23.7 percent, from $1.8 million for the three months ended September 30, 2013. The increase was due mainly to the utilization of federal funds sold and repurchase agreements and additional interest expense incurred on the Amortizing Notes issued as part of the tangible equity units.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net interest income was $108.9 million for the nine months ended September 30, 2014, an increase of $45.0 million, or 70.4 percent, from $63.9 million for the nine months ended September 30, 2013. The growth in net interest income from prior periods was largely due to higher interest income from loans partially offset by higher interest expense on deposits.
Interest income on total loans and leases was $128.2 million for the nine months ended September 30, 2014, an increase of $51.4 million, or 67.0 percent, from $76.8 million for the nine months ended September 30, 2013. The increase in loan interest income was driven by a $1.62 billion increase in total average gross loans and leases as a result of increases in originations of residential mortgage loans held for sale, multi-family loans, and lease financing.
Interest income on securities was $3.4 million for the nine months ended September 30, 2014, an increase of $1.2 million, or 56.4 percent, from $2.2 million for the nine months ended September 30, 2013. The increases were mainly due to purchases of $241.6 million to reduce excess liquidity from the common stock and tangible equity units offerings pending the use of the proceeds of the offerings for the acquisition of the BPNA branch network, partially offset by principal payments, paydowns, calls and sales of $97.6 million during that period.
Interest expense on interest-bearing deposits was $18.0 million for the nine months ended September 30, 2014, an increase of $7.6 million, or 73.0 percent, from $10.4 million for the nine months ended September 30, 2013. The increase in average balance was mainly due to deposits generated through strategic plans aiming to increase core deposits by launching interest-bearing core deposit products with enhanced features to attract high net worth depositors, partially offset by $464.3 million of deposits sold to AWB. The increase in average cost was due to the higher interest rates on those deposits generated through strategic plans.
Interest expense on FHLB advances was $317 thousand for the nine months ended September 30, 2014, an increase of $140 thousand, or 79.1 percent, from $177 thousand for the nine months ended September 30, 2013. The increase was due mainly to an increase of $207.6 million in average balance, partially offset by a decrease in average rate resulting from the replacement of matured long-term advances with short-term advances at lower rates.
Interest expense on long-term debt and other interest-bearing liabilities was $5.8 million for the nine months ended September 30, 2014, an increase of $560 thousand, or 10.6 percent, from $5.3 million for the nine months ended September 30, 2013. The increase was due mainly to the utilization of federal funds sold and repurchase agreements and additional interest expense incurred on the Amortizing Debt from tangible equity units.
Provision for Loan and Lease Losses
Provisions for loan and lease losses are charged to operations at a level required to reflect probable incurred credit losses in the loan and lease portfolio. The Company provided $2.8 million and $2.1 million, respectively, for the three months ended September 30, 2014 and 2013, and $6.8 million and $6.2 million, respectively, for the nine months ended September 30, 2014 and 2013, to its provision for loan and lease losses.
On a quarterly basis, the Company evaluates the PCI loans and the loan pools for potential impairment. The Company provided $65 thousand and $0, respectively, for the three months ended September 30, 2014 and 2013, and $189 thousand and $998 thousand, respectively, for the nine months ended September 30, 2014 and 2013, to the provision for loan losses for the PCI loans. The provision for losses on PCI loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding loans/loan pools and the analysis of the loan performance data since the acquisition of these loans. The Company will continue updating cash flow projections on PCI loans on a quarterly basis. Due to the uncertainty in the future performance of the PCI loans, additional impairments may be recognized in the future.
See further discussion in Item 2. Management’s Discussion and Analysis - Allowance for Loan and Lease Losses.

Noninterest Income
The following table presents the breakdown of non-interest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Customer service fees	$230	$621	$839	$1,676
Loan servicing income	924	293	2,951	939
Income from bank owned life insurance	64	42	167	130
Net gain on sale of securities available for sale	—	10	522	319
Net gain on sale of loans	10,260	484	15,901	4,520
Net revenue on mortgage banking activities	26,943	16,231	70,400	52,862
Other income	5,677	545	13,968	1,780
Total noninterest income	$44,098	$18,226	$104,748	$62,226
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Noninterest income was $44.1 million for the three months ended September 30, 2014, an increase of $25.9 million, or 142.0 percent, from $18.2 million for the three months ended September 30, 2013. The increase in noninterest income relates predominantly to increases in net revenue on mortgage banking activities, other income, and loan servicing income, partially offset by less customer service fees.
Customer service fees were $230 thousand for the three months ended September 30, 2014, a decrease of $391 thousand, or 63.0 percent, from $621 thousand for the three months ended September 30, 2013. The decrease was due mainly to the lower number of customer deposit accounts as a result of the AWB branch sale in the fourth quarter of 2013.
Loan servicing income was $924 thousand for the three months ended September 30, 2014, an increase of $631 thousand, or 215.4 percent, from $293 thousand for the three months ended September 30, 2013. The increase was due mainly to larger servicing unpaid principal balances as well as a sale of mortgage servicing rights of $5.6 million with a gain on sale of $321 thousand during the three months ended September 30, 2014.
Net gain on the sale of loans was $10.3 million for the three months ended September 30, 2014, an increase of $9.8 million from $484 thousand for the three months ended September 30, 2013. The increase was due to a large loan sale of seasoned SFR mortgage loan pools with a $7.7 million gain and larger sales of jumbo mortgages during the three months ended September 30, 2014. During the three months ended September 30, 2014 and 2013, the Company sold $202.6 million and $65.4 million, respectively, of jumbo mortgages and recognized gains on sale of $2.0 million and $474 thousand, respectively,
Net revenue on mortgage banking activities was $26.9 million for the three months ended September 30, 2014, an increase of $10.7 million, or 66.0 percent, from $16.2 million for the three months ended September 30, 2013. During the three months ended September 30, 2014, the Bank originated $801.5 million and sold $798.3 million of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $23.8 million and 2.97 percent, respectively, and loan origination fees were $3.1 million for the three months ended September 30, 2014. Included in the net gain is the initial capitalized value of our MSRs, which totaled $7.3 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended September 30, 2014. During the three months ended September 30, 2013, the Bank originated $521.0 million and sold $517.5 million of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $12.5 million and 2.39 percent, respectively, and loan origination fees were $3.8 million for the three months ended September 30, 2013. Included in the net gain is the initial capitalized value of our MSRs, which totaled $2.8 million on loans sold to Fannie Mae and Freddie Mac for the three months ended September 30, 2013.
Other income was $5.7 million for the three months ended September 30, 2014, an increase of $5.1 million, or 941.7 percent, from $545 thousand for the three months ended September 30, 2013. The increase is mainly due to additional fee income of $3.2 million generated from the Palisades Group for the three months ended September 30, 2014 that was acquired in the second half of 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Noninterest income was $104.7 million for the nine months ended September 30, 2014, an increase of $42.5 million, or 68.3 percent, from $62.2 million for the nine months ended September 30, 2013. The increase in noninterest income relates predominantly to increases in net revenue on mortgage banking activities, other income, net gain on sale of loans, and loan servicing income, partially offset by less customer service fees.
Customer service fees were $839 thousand for the nine months ended September 30, 2014, a decrease of $837 thousand, or 49.9 percent, from $1.7 million for the nine months ended September 30, 2013. The decrease was due mainly to the lower number of customer deposit accounts as a result of the AWB branch sale in the fourth quarter of 2013.
Loan servicing income was $3.0 million for the nine months ended September 30, 2014, an increase of $2.0 million, or 214.3 percent, from $939 thousand for the nine months ended September 30, 2013. The increase was due mainly to larger servicing unpaid principal balances as well as a sale of mortgage servicing rights of $17.8 million with a gain on sale of $2.3 million during the nine months ended September 30, 2014.
Net gain on sales of securities available for sale was $522 thousand for the nine months ended September 30, 2014, an increase of $203 thousand, or 63.6 percent, from $319 thousand for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the Company sold a portion of its securities, which led to higher realized gains during the period.
Net gain on the sale of loans was $15.9 million for the nine months ended September 30, 2014, an increase of $11.4 million, or 251.8 percent, from $4.5 million for the nine months ended September 30, 2013. The increase was due to larger sales of jumbo mortgages and seasoned SFR mortgage loan pools during the nine months ended September 30, 2014. Gain on sale of seasoned SFR mortgage loan pools were $8.6 million and $3.4 million for the nine months ended September 30, 2014 and 2013. During the nine months ended September 30, 2014 and 2013, the Company sold $523.0 million and $109.8 million, respectively, of jumbo mortgages and recognized gains on sale of $5.3 million and $846 thousand, respectively.
Net revenue on mortgage banking activities was $70.4 million for the nine months ended September 30, 2014, an increase of $17.5 million, or 33.2 percent, from $52.9 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, the Bank originated $2.03 billion and sold $1.98 billion of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $62.2 million and 3.07 percent, respectively, and loan origination fees were $8.2 million for the nine months ended September 30, 2014. Included in the net gain is the initial capitalized value of our MSRs, which totaled $17.9 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the nine months ended September 30, 2014. During the nine months ended September 30, 2013, the Bank originated $1.39 billion and sold $1.25 billion of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $44.1 million and 3.18 percent, respectively, and loan origination fees were $8.8 million for the nine months ended September 30, 2013. Included in the net gain is the initial capitalized value of our MSRs, which totaled $5.4 million, on loans sold to Fannie Mae and Freddie Mac for the nine months ended September 30, 2013.
Other income was $14.0 million for the nine months ended September 30, 2014, an increase of $12.2 million, or 684.7 percent, from $1.8 million for the nine months ended September 30, 2013. The increase is mainly due to additional fee income of $6.2 million generated from the Palisades Group for the nine months ended September 30, 2014 that was acquired in the second half of 2013.

Noninterest Expense
The following table presents the breakdown of non-interest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Salaries and employee benefits, excluding commissions	$31,253	$23,974	$88,888	$58,252
Commissions for mortgage banking activities	9,841	6,205	26,017	16,318
Salaries and employee benefits	41,094	30,179	114,905	74,570
Occupancy and equipment	7,969	5,247	23,931	12,070
Professional fees	4,758	4,560	12,151	9,804
Data processing	1,286	1,552	3,347	3,827
Advertising	1,584	1,664	3,369	3,076
Regulatory assessments	1,013	986	3,000	1,578
Loan servicing and foreclosure expense	292	276	642	628
Operating loss on equity investment	203	120	538	410
Valuation allowance for other real estate owned	—	18	—	97
Net (gain) loss on sales of other real estate owned	—	(73)	—	(224)
Provision for loan repurchases	1,154	375	2,055	1,363
Amortization of intangible assets	890	973	2,773	1,707
Impairment on intangible assets	—	976	—	976
All other expense	7,314	5,451	19,079	11,574
Total noninterest expense	$67,557	$52,304	$185,790	$121,456
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Noninterest expense was $67.6 million for the three months ended September 30, 2014, an increase of $15.3 million, or 29.2 percent, from $52.3 million for the three months ended September 30, 2013. The increase in noninterest expense relates predominantly to the bank and non-bank acquisitions by the Company along with growth related to the mortgage banking strategy.
Total salaries and employee benefits including commissions was $41.1 million for the three months ended September 30, 2014, an increase of $10.9 million, or 36.2 percent, from $30.2 million for the three months ended September 30, 2013. The increase was due mainly to additional compensation expense related to an increase in the number of full-time employees related to the preparation of the BPNA acquisition, an increase in share-based compensation expense, as well as expansion in mortgage banking activities, primarily at Banc Home Loans. Commission expense, which is a loan origination variable expense, related to mortgage banking activities, totaled $9.8 million and $6.2 million for the three months ended September 30, 2014 and 2013, respectively. Total originations of single family residential mortgage loans for the three months ended September 30, 2014 and 2013 totaled $801.5 million and $521.0 million, respectively.
Occupancy and equipment expenses was $8.0 million for the three months ended September 30, 2014, an increase of $2.7 million, or 51.9 percent, from $5.2 million for the three months ended September 30, 2013. The increase was due mainly to increased building and maintenance costs associated with additional facilities resulting from the TPG and CS acquisitions and new mortgage banking loan production offices.
Professional fees were $4.8 million for the three months ended September 30, 2014, an increase of $198 thousand, or 4.3 percent, from $4.6 million for the three months ended September 30, 2013. The increases were mainly due to higher accounting, legal and consulting costs associated with the Company’s recent acquisitions and growth.
Advertising costs was $1.6 million for the three months ended September 30, 2014, a decrease of $80 thousand, or 4.8 percent, from $1.7 million for the three months ended September 30, 2013. The decrease is mainly due to a marketing cost associated with the rebranding for the Company's name change during the three months ended September 30, 2013, offset by the Company's higher overall marketing cost associated with the continued expansion of its business footprint.

Regulatory assessment was $1.0 million for the three months ended September 30, 2014, an increase of $27 thousand, or 2.7 percent, from $986 thousand for the three months ended September 30, 2013. The increase was due to year-over-year balance sheet growth.
Provision for loan repurchases was $1.2 million and $375 thousand for the three months ended September 30, 2014 and 2013, respectively. Additionally, the Company provided initial provision for loan repurchases of $402 thousand against net gain on mortgage banking activities during the three months ended September 30, 2014. The increase was mainly due to increased volume of mortgage loan originations and sales at the Bank.
Amortization of intangible was $890 thousand for the three months ended September 30, 2014, a decrease of $83 thousand, or 8.5 percent, from $973 thousand for the three months ended September 30, 2013. The decrease was mainly due to an impairment of intangible assets made during the three months ended September 30, 2013, which decreased the base of amortization.
Impairment of intangible assets of $976 thousand was recognized for the three months ended September 30, 2013. The Company wrote off all remaining trade name intangibles due to merger of the Company's two banking subsidiaries into a single bank. The Company did not recognize any impairment of intangible assets for the three months ended September 30, 2014.
Other expenses was $7.3 million for the three months ended September 30, 2014, an increase of $1.9 million, or 34.2 percent, from $5.5 million for the three months ended September 30, 2013. The increase was mainly due to costs associated with the growth in mortgage banking activity and an increase in loan sub-servicing expenses due to the growth in the loan portfolio.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Noninterest expense was $185.8 million for the nine months ended September 30, 2014, an increase of $64.3 million, or 53.0 percent, from $121.5 million for the nine months ended September 30, 2013. The increase in noninterest expense relates predominantly to the bank and non-bank acquisitions by the Company along with growth related to the mortgage banking strategy.
Total salaries and employee benefits including commissions was $114.9 million for the nine months ended September 30, 2014, an increase of $40.3 million, or 54.1 percent, from $74.6 million for the nine months ended September 30, 2013. The increase was due mainly to additional compensation expense related to an increase in the number of full-time employees related to the preparation of the BPNA acquisition, an increase in share-based compensation expense, as well as expansion in mortgage banking activities, primarily at Banc Home Loans. Commission expense, which is a loan origination variable expense related to mortgage banking activities, totaled $26.0 million and $16.3 million for the nine months ended September 30, 2014 and 2013, respectively. Total originations of single family residential mortgage loans for the nine months ended September 30, 2014 and 2013 were $2.03 billion and $1.39 billion, respectively.
Occupancy and equipment expenses were $23.9 million for the nine months ended September 30, 2014, an increase of $11.9 million, or 98.3 percent, from $12.1 million for the nine months ended September 30, 2013. The increase was due mainly to increased building and maintenance costs associated with new branch locations from the PBOC acquisition, additional facilities costs resulting from the TPG and CS Financial acquisitions, and new mortgage banking loan production offices.
Professional fees were $12.2 million for the nine months ended September 30, 2014, an increase of $2.3 million, or 23.9 percent, from $9.8 million for the nine months ended September 30, 2013. The increases were mainly due to higher accounting, legal and consulting costs associated with the Company’s recent acquisitions and growth.
Advertising costs were $3.4 million for the nine months ended September 30, 2014, an increase of $293 thousand, or 9.5 percent, from $3.1 million for the nine months ended September 30, 2013. The increases were mainly due to the overall expansion of the Company’s business footprint.
Regulatory assessment was $3.0 million for the nine months ended September 30, 2014, an increase of $1.4 million, or 90.1 percent, from $1.6 million for the nine months ended September 30, 2013. The increase was due to year-over-year balance sheet growth.
Provision for loan repurchases was $2.1 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively. Additionally, the Company provided initial provision for loan repurchases of $1.0 million against net gain on mortgage banking activities during the nine months ended September 30, 2014. The increase was mainly due to increased volume of mortgage loan originations and sales at the Bank.

Amortization of intangible was $2.8 million for the nine months ended September 30, 2014, an increase of $1.1 million, or 62.4 percent, from $1.7 million for the nine months ended September 30, 2013. The increase was due to the amortization of PBOC core deposit intangibles that were acquired in the third quarter of last year.
Impairment of intangible assets of $976 thousand was recognized for the nine months ended September 30, 2013. The Company wrote off all remaining trade name intangibles due to merger of the Company's two banking subsidiaries into a single bank. The Company did not recognize any impairment of intangible assets for the nine months ended September 30, 2014.
Other expenses were $19.1 million for the nine months ended September 30, 2014, an increase of $7.5 million, or 64.8 percent, from $11.6 million for the nine months ended September 30, 2013. The increase was mainly due to costs associated with the growth in mortgage banking activity and an increase in loan sub-servicing expenses due to the increase in loan portfolio.
Income Tax Expense
For the three months ended September 30, 2014 and 2013, income tax expense (benefit) was $721 thousand and $(710) thousand, respectively, and the effective tax rate was 6.0 percent and 7.7 percent, respectively. For the nine months ended September 30, 2014 and 2013, income tax expense was $983 thousand and $1.7 million, respectively, and the effective tax rate was 4.7 percent and (116.4) percent, respectively. The Company’s effective tax rate decreased due to the release of a portion of the valuation allowance established in 2013. Due to the inability to reliably estimate the income for the year, the Company has used the year to date effective tax rate as the best estimate of the annual effective tax rate, under ASC 740-270-30.
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the ability to forecast future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. As of September 30, 2014, the Company had a net deferred tax asset of $8.7 million, net of a $8.3 million valuation allowance and as of December 31, 2013, the Company had a net deferred tax asset of $0, net of a $17.3 million valuation allowance.
The Company adopted the provisions of ASC 740-10-25 (formally FIN 48), which relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements on January 1, 2007. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $3.2 million and $2.2 million at September 30, 2014 and December 31, 2013, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. As of September 30, 2014, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate is $314 thousand. In the event we are assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense. At September 30, 2014 and December 31, 2013, the Company had $23 thousand and $0 accrued interest or penalties.

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

FINANCIAL CONDITION
Total assets increased by $910.0 million, or 25.1 percent, to $4.54 billion at September 30, 2014, compared to $3.63 billion at December 31, 2013. The increase in total assets was due primarily to a $410.6 million increase in loans held for sale, a $259.5 million increase in loans and lease receivable, net of allowance, a $140.4 million increase in securities available for sale and a $74.9 million increase in cash and cash equivalents.
Investment Securities
The primary goal of our investment securities portfolio is to provide a relatively stable source of income while maintaining an appropriate level of liquidity. Investment securities provide a source of liquidity as collateral for repurchase agreements and for certain public funds deposits. Investment securities classified as available-for-sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income, as a component of shareholders’ equity. All investment securities have been classified as available-for-sale securities as of September 30, 2014 and December 31, 2013.
Total investment securities available-for-sale increased by $140.4 million, or 82.6 percent, to $310.4 million at September 30, 2014, compared to $170.0 million at December 31, 2013, due to purchases of $222.0 million, partially offset by sales of $51.7 million, principal payments of $28.8 million, and calls and pay-offs of $1.2 million. Investment securities had a net unrealized loss of $867 thousand at September 30, 2014, compared to a net unrealized loss of $1.5 million at December 31, 2013.
The following table presents the amortized cost and fair value of the available-for-sale investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2014:
Available for sale
SBA loan pool securities	$1,697	$—	$(4)	$1,693
U.S. government-sponsored entities and agency securities	1,937	43	—	1,980
Private label residential mortgage-backed securities	3,698	15	(15)	3,698
Agency mortgage-backed securities	303,920	420	(1,326)	303,014
Total securities available for sale	$311,252	$478	$(1,345)	$310,385
December 31, 2013:
Available for sale
SBA loan pool securities	$1,794	$—	$(58)	$1,736
U.S. government-sponsored entities and agency securities	1,928	—	(8)	1,920
Private label residential mortgage-backed securities	14,653	135	(36)	14,752
Agency mortgage-backed securities	153,134	299	(1,819)	151,614
Total securities available for sale	$171,509	$434	$(1,921)	$170,022

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

	September 30, 2014
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Available for sale
Within one year	$—	$—
One to five years	1,937	1,980
Five to ten years	—	—
Greater than ten years	—	—
SBA loan pool, private label residential mortgage backed and agency mortgage-backed securities	309,315	308,405
Total	$311,252	$310,385
At September 30, 2014 and December 31, 2013, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of shareholders’ equity.
The following table presents proceeds from sales and calls of securities and the associated gross gains and losses realized through earnings upon the sale of available for sale securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Gross realized gains on sales of securities available for sale	$—	$117	$560	$426
Gross realized losses on sales of securities available for sale	—	(107)	(38)	(107)
Net realized gains (losses) on sales of securities available for sale	$—	$10	$522	$319
Proceeds from sales of securities available for sale	$—	$118,747	$52,245	$127,286
Tax expense on sales of securities available for sale	$—	$—	$—	$—
Securities available for sale with carrying values of $8.3 million and $63.0 million as of September 30, 2014 and December 31, 2013, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses at September 30, 2014 and December 31, 2013, respectively, by security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2014:
Available for sale
SBA loan pool securities	$1,693	$(4)	$—	$—	$1,693	$(4)
U.S. government-sponsored entities and agency securities	—	—	—	—	—	—
Private label residential mortgage-backed securities	198	(10)	1,700	(5)	1,898	(15)
Agency mortgage-backed securities	150,685	(851)	20,843	(475)	171,528	(1,326)
Total securities available for sale	$152,576	$(865)	$22,543	$(480)	$175,119	$(1,345)
December 31, 2013:
Available for sale
SBA loan pool securities	$1,736	$(58)	$—	$—	$1,736	$(58)
U.S. government-sponsored entities and agency securities	1,920	(8)	—	—	1,920	(8)
Private label residential mortgage-backed securities	2,064	(11)	3,913	(25)	5,977	(36)
Agency mortgage-backed securities	114,104	(1,790)	1,821	(29)	115,925	(1,819)
Total securities available for sale	$119,824	$(1,867)	$5,734	$(54)	$125,558	$(1,921)
The Company did not record other-than-temporary impairment (OTTI) for securities available for sale for the three and nine months ended September 30, 2014 and 2013.
At September 30, 2014, the Company’s securities available for sale portfolio consisted of 90 securities, 62 of which were in an unrealized loss position. The unrealized losses are related to an overall increase in interest rates and a decrease in prepayment speeds of the agency mortgage-backed securities.
The Company monitors to ensure it has adequate credit support and as of September 30, 2014, the Company does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recoveries. Of the Company’s $310.4 million securities portfolio, $310.2 million were rated AAA, AA or A, and $198 thousand were rated BBB based on the most recent credit rating from the rating agencies as of September 30, 2014. The Company considers the lowest credit rating for identification of potential OTTI.
Loans Held for Sale
Loans held for sale totaled $1.13 billion at September 30, 2014 compared to $716.7 million at December 31, 2013. The loans held for sale consisted of $252.4 million and $192.6 million carried at fair value, and $874.9 million and $524.1 million carried at lower of cost or fair value as of September 30, 2014 and December 31, 2013, respectively.
The loans carried at fair value represent conforming single family residential mortgage loans originated by the Bank that are sold into the secondary market on a whole loan basis. Some of these loans are expected to be sold to Fannie Mae, Freddie Mac and Ginnie Mae on a servicing retained basis. The servicing of these loans is performed by a third party sub-servicer. These loans increased by $59.8 million to $252.4 million at September 30, 2014 due mainly to originations of $2.07 billion, partially offset by sales of $2.02 billion.
Loans held for sale carried at the lower of cost or fair value are mainly non-conforming jumbo mortgage loans that are originated to sell in pools, unlike the loans individually originated to sell into the secondary market on a whole loan basis. These loans increased by $350.8 million to $874.9 million at September 30, 2014, due mainly to originations of $994.4 million, loans transferred from loans and leases held for investment of $65.6 million, and partially offset by sales of $534.6 million and other net amortizations and loans transferred back to loans and leases held for investment of $175.2 million.

Loans and Leases Receivable
The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

	September 30, 2014	December 31, 2013	Amount Change	Percentage Change
	(In thousands)
Commercial:
Commercial and industrial	$366,416	$287,771	$78,645	27.3%
Commercial real estate	521,867	529,883	(8,016)	(1.5)%
Multi-family	367,364	141,580	225,784	159.5%
SBA	25,729	27,428	(1,699)	(6.2)%
Construction	25,997	24,933	1,064	4.3%
Lease financing	72,027	31,949	40,078	125.4%
Consumer:
Single family residential mortgage	1,064,698	1,138,836	(74,138)	(6.5)%
Green Loans (HELOC)—first liens	126,323	147,705	(21,382)	(14.5)%
Green Loans (HELOC)—second liens	4,952	5,289	(337)	(6.4)%
Other consumer	136,695	110,737	25,958	23.4%
Gross loans and leases	2,712,068	2,446,111	265,957	10.9%
Allowance for loan and lease losses	(25,283)	(18,805)	(6,478)	34.4%
Loans and leases receivable, net	$2,686,785	$2,427,306	$259,479	10.7%
Gross loan and leases increased by $266.0 million to $2.71 billion at September 30, 2014 compared to $2.45 billion at December 31, 2014, due to increases in multi-family, commercial and industrial, lease financing, and other consumer loans from the Company's continuous effort to grow and diversify the loan and lease portfolio, partially offset by decreases in single family residential mortgage from the sales of seasoned SFR mortgage loan pools and Green Loans from reductions in principal balance and payoffs.
Seasoned SFR Mortgage Loan Acquisitions
In 2014, the Company did not acquire any additional seasoned SFR mortgage loan pools.
During the year ended December 31, 2013, the Company completed five seasoned SFR mortgage loan pool acquisitions with unpaid principal balances and fair values of $1.02 billion and $849.9 million, respectively, at their respective acquisition dates. These loan pools had unpaid principal balances and fair values of $659.7 million and $588.1 million, respectively, at September 30, 2014. These loan pools generally consist of re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. The Company was able to acquire these loans at a significant discount to both current property value at acquisition and note balance. The Company determined that certain loans in these seasoned SFR mortgage loan acquisitions reflect credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The unpaid principal balances and fair values of these loans at the respective dates of acquisition were $473.9 million and $342.1 million, respectively. At September 30, 2014, the unpaid principal balance and carrying value of these loans were $252.3 million and $211.5 million, respectively.
For each acquisition the Company was able to utilize its background in mortgage credit analysis to re-underwrite the borrower’s credit to arrive at what it believes to be an attractive risk adjusted return for a highly collateralized investment in performing mortgage loans. The acquisition program implemented and executed by the Company involved a multifaceted due diligence process that included compliance reviews, title analyses, review of modification agreements, updated property valuation assessments, collateral inventory and other undertakings related to the scope of due diligence. In aggregate, the purchase price of the loans was less than 61.1 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 83.1 percent of note balance at the time of acquisition. At the time of acquisition, approximately 86.3 percent of the mortgage loans by current principal balance (excluding any forbearance amounts) had the original terms modified at some point since origination by a prior owner or servicer. The mortgage loans had a current weighted average interest rate of 3.96 percent, determined by current principal balance. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 655. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $292 thousand. Approximately 89.6 percent of the borrowers by current principal balance had made at least 12 monthly payments in the 12 months preceding the trade date (or, in some cases calculated as making 11 monthly payments in the 11 months preceding the trade date), and 94.0 percent had made nine monthly payments in the nine months preceding the trade date. The mortgage loans are secured by residences located in all 50 states and Washington DC, with California being the largest state concentration representing 38.1 percent of the note balance, and with no other state concentration exceeding 10.0 percent based upon the current note balance.
At September 30, 2014 and December 31, 2013, approximately 3.34 percent and 5.63 percent of unpaid principal balance of these loans were delinquent 60 or more days, respectively, and 0.64 percent and 1.37 percent were in bankruptcy or foreclosure, respectively. Delinquencies on seasoned SFR loan pools decreased due to sales of portions of these loans.
As part of the acquisition program, the Company may sell from time to time seasoned SFR mortgage loans that do not meet the Company’s investment standards. The Company sold seasoned SFR mortgage loans with unpaid principal balances and carrying values of $73.4 million and $50.0 million during the three months ended September 30, 2014, respectively, and $120.5 million and $83.0 million during the nine months ended September 30, 2014, respectively.
The following table presents the outstanding balance and carrying amount of PCI loans and leases as of dates indicated:

	September 30, 2014		December 31, 2013
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial:
Commercial and industrial	$1,886	$1,280	$5,838	$4,028
Commercial real estate	13,831	11,616	17,682	15,014
SBA	4,299	3,206	4,940	3,688
Consumer:
Single family residential mortgage	290,445	236,440	414,341	314,820
Other consumer	400	359	2,134	1,736
Total	$310,861	$252,901	$444,935	$339,286
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

Non-Traditional Mortgage Portfolio
The Company’s non-traditional mortgage (NTM) portfolio is comprised of three interest only products: Green Account Loans (Green Loans), hybrid interest only fixed or adjustable rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of September 30, 2014 and December 31, 2013, the non-traditional mortgage loans totaled $335.4 million, or 12.4 percent of the total gross loan portfolio, and $309.6 million, or 12.7 percent of the total gross loan portfolio, respectively. Total NTM portfolio increased by $25.8 million, or 8.3 percent during the period.
The following table presents the composition of the NTM portfolio as of the dates indicated:

	September 30, 2014			December 31, 2013
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC)—first liens	152	$126,323	37.7%	173	$147,705	47.6%
Interest-only—first liens	200	190,734	56.8%	244	139,867	45.2%
Negative amortization	32	13,233	3.9%	37	16,623	5.4%
Total NTM—first liens	384	330,290	98.4%	454	304,195	98.2%
Green Loans (HELOC)—second liens	19	4,952	1.5%	23	5,289	1.7%
Interest-only—second liens	1	113	0.1%	1	113	0.1%
Total NTM—second liens	20	5,065	1.6%	24	5,402	1.8%
Total NTM loans	404	$335,355	100.0%	478	309,597	100.0%
Total gross loan portfolio		$2,712,068			$2,446,111
% of NTM to total gross loan portfolio		12.4%			12.7%
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
LTV represents current unpaid principal balance divided by estimated property value. The following table presents the single family residential NTM first lien portfolio by LTV at the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
September 30, 2014:
LTV’s (1)
< 61	79	$73,361	58.1%	62	$88,103	46.2%	15	$7,362	55.6%	156	$168,826	51.1%
61 – 80	46	35,799	28.3%	45	70,502	37.0%	10	4,113	31.1%	101	110,414	33.4%
81 – 100	22	12,710	10.1%	32	11,860	6.2%	6	1,361	10.3%	60	25,931	7.9%
> 100	5	4,453	3.5%	61	20,269	10.6%	1	397	3.0%	67	25,119	7.6%
Total	152	$126,323	100.0%	200	$190,734	100.0%	32	$13,233	100.0%	384	$330,290	100.0%
December 31, 2013:
LTV’s (1)
< 61	90	$78,807	53.3%	80	$65,181	46.6%	13	$4,930	29.7%	183	$148,918	49.0%
61 – 80	38	33,604	22.8%	51	28,999	20.7%	13	7,643	45.9%	102	70,246	23.1%
81 – 100	26	14,917	10.1%	43	21,474	15.4%	8	3,277	19.7%	77	39,668	13.0%
> 100	19	20,377	13.8%	70	24,213	17.3%	3	773	4.7%	92	45,363	14.9%
Total	173	$147,705	100.0%	244	$139,867	100.0%	37	$16,623	100.0%	454	$304,195	100.0%

(1)	LTV represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy.
The decrease in Green Loans was due mainly to reductions in principal balances and payoffs and the increase in interest only was due to increased originations. During 2014, overall improvement on LTV of the Company’s single family residential NTM first lien portfolio was due to the improvement in the real estate market and the economy in Southern California. The Company updates LTV on a semi-annual basis, typically in the second and fourth quarters or as needed in conjunction with proactive portfolio management.

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
At September 30, 2014, Green Loans totaled $131.3 million, a decrease of $21.7 million, or 14.2 percent from $153.0 million at December 31, 2013, primarily due to reductions in principal balance and payoffs. As of September 30, 2014 and December 31, 2013, $12.6 million and $5.7 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.
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

The following table presents the Company’s non-traditional single family residential mortgage Green Loans first lien portfolio at September 30, 2014 by FICO scores that were obtained during the second quarter of 2014, compared to the FICO scores for those same loans that were obtained during the fourth quarter of 2013:

	By FICO Scores Obtained During the Quarter Ended June 30, 2014			By FICO Scores Obtained During the Quarter Ended December 31, 2013			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
September 30, 2014:
FICO Score
800+	21	$13,095	10.4%	13	$7,307	5.8%	8	$5,788	4.6%
700-799	74	56,628	44.8%	89	68,877	54.6%	(15)	(12,249)	(9.8)%
600-699	33	29,172	23.1%	32	28,097	22.2%	1	1,075	0.9%
<600	9	10,536	8.3%	8	7,003	5.5%	1	3,533	2.8%
No FICO	15	16,892	13.4%	10	15,039	11.9%	5	1,853	1.5%
Totals	152	$126,323	100.0%	152	$126,323	100.0%	—	$—	—%
The Company updates FICO scores on a semi-annual basis, typically in the second and fourth quarters or as needed in conjunction with proactive portfolio management. As such, the FICO scores did not materially change from December 31, 2013 to September 30, 2014, but the change during the quarter reflects loans that were paid off during the quarter.

Interest Only Loans
Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. As of September 30, 2014, our interest only loans increased by $50.9 million, or 36.3 percent, to $190.8 million from $140.0 million at December 31, 2013, primarily due to originations of $45.6 million and transfers from loans held for sale of $77.1 million, partially offset by transfers to loans held for sale of $25.3 million and net amortization of $46.5 million. As of September 30, 2014 and December 31, 2013, $1.1 million and $752 thousand of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans decreased by $3.4 million, or 20.4 percent, to $13.2 million as of September 30, 2014 from $16.6 million as of December 31, 2013. The Company discontinued origination of negative amortization loans in 2007. As of September 30, 2014 and December 31, 2013, $0 and $1.2 million of the loans that had the potential for negative amortization were non-performing, respectively. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.
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
On the interest only loans, the Company projects future payment changes to determine if there will be an increase in payment of 3.50 percent or greater and then monitors the loans for possible delinquencies. The individual loans are monitored for possible downgrading of risk rating, and trends within the portfolio are identified that could affect other interest only loans scheduled for payment changes in the near future.
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
As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. The Company’s Internal Asset Review Committee (IARC) conducts monthly meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent review completed in the second quarter of 2014, the Company did not freeze or reduce any additional commitments.
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
Non-Performing Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

	September 30, 2014	December 31, 2013	Amount Change	Percentage Change
	(In thousands)
Loans past due 90 days or more still on accrual	$—	$—	$—	NM
Nonaccrual loans	38,333	31,648	6,685	21.1%
Total non-performing loans	38,333	31,648	6,685	21.1%
Other real estate owned	605	—	605	NM
Total non-performing assets	$38,938	$31,648	$7,290	23.0%
Performing restructured loans	$5,071	$4,881	$190	3.9%
Total non-performing loans to gross loans and leases	1.41%	1.29%
Total non-performing assets to total assets	0.86%	0.87%
Allowance for loan and lease losses to non-performing loans	65.96%	59.42%
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
Additional income of approximately $295 thousand and $674 thousand would have been recorded during the three and nine months ended September 30, 2014 respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.

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
Troubled debt restructured loans and leases consist of the following as of the dates indicated:

	September 30, 2014			December 31, 2013
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial real estate	$—	$—	$—	$—	$194	$194
SBA	—	6	6	—	10	10
Consumer:
Single family residential mortgage	—	3,301	3,301	—	3,605	3,605
Green Loans (HELOC) - first liens	3,451	—	3,451	3,468	—	3,468
Other consumer	—	1,173	1,173	—	—	—
Total	$3,451	$4,480	$7,931	$3,468	$3,809	$7,277

Allowance for Loan and Lease Losses
The Company maintains an allowance for loan and lease losses (ALLL) at a level estimated by management to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. During the three months ended September 30, 2014, the Company enhanced the current methodologies, processes and controls over the allowance for loan and lease losses (ALLL), due to the Company's rapid organic and acquisitive growth and rapidly changing profile. These enhancements will update and upgrade how each component of the ALLL are quantified, their relationship to each other, and their overall relevance to the Company's new profile and strategic direction. The following is a synopsis of the enhancements for each component of ALLL:

•
Expand the look-back period to 28 rolling quarters to capture the full economic cycle. To accommodate the expansion, the Company supplemented its 15 quarters of internal history with 13 quarters of industry average loss history.

•	Utilize net historical losses versus gross historical losses.

•
Expand the peer group used to determine industry average loss history to include three industry groups; 1) all U.S. financial and bank holding companies, 2) all California financial and bank holding companies, and 3) the peer group average from the Uniform Bank Performance Report. The methodology allows for the weighting of all three industry groups as appropriate.

•	Apply the segment specific loss emergence period to each segment's loss rate versus 12 months for all portfolio segments as was done previously.

•
Reset the range for the nine interagency recommended qualitative factors and add a new qualitative factor for data-model imprecision risk. The expected range of the qualitative reserve will now be calculated at each factor level based on a baseline risk weighting adjusted for current risks, trends and business conditions.

•	Disaggregated certain qualitative factors to be determined on the portfolio segment level.
The ALLL is comprised of two components, valuation on loans that are collectively evaluated for impairment (GVA) and valuation on loans that are individually evaluated for impairment (SVA). The GVA is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, industry information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and industry average loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. The Company uses a seven year loss experience, which includes 15 quarters of the internal history and supplemented with 13 quarters of industry average loss history. In addition, the Company uses adjustments for numerous qualitative factors including those found in the Interagency Guidance on ALLL, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company calculates the SVA on all impaired loans and leases using guidance from ASC 310 primarily through the evaluation of expected cash flows or collateral values.
At September 30, 2014, total ALLL was $25.3 million, which represented 0.93 percent of total gross loans and leases, as compared to $18.8 million, or 0.77 percent, of total gross loans and leases at December 31, 2013, with unallocated ALLL of $0 and $450 thousand, respectively, at September 30, 2014 and December 31, 2013. The SVA was $524 thousand at September 30, 2014 compared to $96 thousand at December 31, 2013. The GVA on originated loans and leases at September 30, 2014 was $22.0 million, which represented 1.32 percent of total originated loans and leases, as compared to $17.1 million, or 1.46 percent, of total originated loans and leases at December 31, 2013. Including the non-credit impaired loans acquired through the business acquisitions, the GVA was $24.8 million as of September 30, 2014, which represents 1.21 percent of the total amount of such loans and leases, as compared to $18.5 million, or 1.13 percent, of the total amount of such loans and leases at December 31, 2013. The ALLL plus market discount for originated and acquired non-credit impaired loans and leases to the total amount of such loans and leases was 4.45 percent at September 30, 2014 versus 6.99 percent at December 31, 2013. The Company provided $2.8 million and $6.8 million to its provision for loan and lease losses during the three and nine months ended September 30, 2014, respectively, related primarily to new single family residential mortgage, multifamily, and commercial and industrial loan production.
The Company acquired PBOC during 2013 and Beach and Gateway during 2012, and their loans and leases were treated under ASC 805, accounting for acquisitions. The acquired loans and leases include loans and leases that are accounted for under ASC 310-30, accounting for purchase credit impaired loans and leases (PCI). In addition, the Company acquired three pools of credit impaired re-performing seasoned SFR mortgage loan pools during 2012. For the year ended December 31, 2013, the Bank acquired five pools of seasoned SFR mortgage loan pools, which were partially ASC 310-30 loans. During the three months ended September 30, 2014, there was no provision for loan and lease losses or allowance for loan and lease losses related to these pools as these loans were acquired at an aggregate 16.9 percent discount to the aggregated unpaid principal balances and there were no impairments on these pools. The Company may recognize provisions for loan and lease losses in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield and purchased discount. On a quarterly basis, the Company determines whether it needs to re-forecast its expected cash flows for the PCI loans relating to the PBOC, Beach and Gateway acquisitions, and the eight loan pools acquired in 2012 and 2013 to be evaluated for potential impairment. The provision for loans and leases losses on PCI loans reflected a decrease in expected cash flows on PCI loans compared to those previously estimated. The impairment reserve for PCI loans was $0 at September 30, 2014.

The following table provides information regarding activity in the allowance for loan and lease losses during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Allowance for loan and lease losses at beginning of period	$22,627	$16,979	$18,805	$14,448
Charge-offs:
Commercial and industrial	—	—	—	—
Commercial real estate	(65)	(12)	(65)	(372)
Multi-family	—	—	(3)	(553)
SBA	—	(199)	(17)	(592)
Construction	—	—	—	—
Lease financing	(227)	—	(227)	(23)
Single family residential mortgage	(18)	—	(375)	(591)
Other consumer	(2)	—	(211)	(14)
Total charge-offs	(312)	(211)	(898)	(2,145)
Recoveries:
Commercial and industrial	—	—	53	—
Commercial real estate	88	153	843	173
Multi-family	—	—	—	88
SBA	7	97	273	264
Construction	—	—	—	—
Lease financing	—	2	—	8
Single family residential mortgage	—	1	—	92
Other consumer	1	—	3	7
Total recoveries	96	253	1,172	632
Transfer from (to) held-for-sale	92	—	(613)	—
Provision for loan and lease losses	2,780	2,109	6,817	6,195
Allowance for loan and lease losses at end of period	$25,283	$19,130	$25,283	$19,130
Average total gross loans and leases held for investment	$2,652,859	$2,236,733	$2,506,778	$1,748,360
Total gross loans and leases held for investment at end of period	$2,712,068	$2,596,188	$2,712,068	$2,596,188
Ratios:
Annualized net loan charge-offs to average total gross loans held for investment	0.03%	(0.01)%	(0.01)%	0.12%
Allowance for loan and lease losses to total gross loans held for investment	0.93%	0.74%	0.93%	0.74%

The following table provides a summary of allocation of allowance for loan and lease losses by loan and lease category as well as loans and leases receivable for each category as of the dates indicated:

	September 30, 2014		December 31, 2013
	Allowance for Loan and Lease Losses	Loans and Leases Receivable	Allowance for Loan and Lease Losses	Loans and Leases Receivable
	(In thousands)
Commercial:
Commercial and industrial	$4,885	$366,416	$1,822	$287,771
Commercial real estate	3,871	521,867	5,484	529,883
Multi-family	6,084	367,364	2,566	141,580
SBA	312	25,729	235	27,428
Construction	483	25,997	244	24,933
Lease financing	736	72,027	428	31,949
Consumer:
Single family residential mortgage	6,900	1,191,021	7,044	1,286,541
Other consumer	2,012	141,647	532	116,026
Unallocated	—	—	450	—
Total	$25,283	$2,712,068	$18,805	$2,446,111

The changes in ALLL coverage per each loan category were the results of the Company's enhancement made on the current methodologies.

The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

	September 30, 2014	December 31, 2013	Amount Change	Percentage Change
	($ in thousands)
Loan breakdown by ALLL evaluation type:
Originated loans
Individually evaluated for impairment	$29,030	$16,704	$12,326	73.8%
Collectively evaluated for impairment	1,668,004	1,168,195	499,809	42.8%
Acquired loans through business acquisitions - non-impaired
Individually evaluated for impairment	8,004	2,243	5,761	256.8%
Collectively evaluated for impairment	377,554	469,916	(92,362)	(19.7)%
Seasoned SFR mortgage loan pools - non-impaired	376,575	449,767	(73,192)	(16.3)%
Acquired with deteriorated credit quality	252,901	339,286	(86,385)	(25.5)%
Total loans	$2,712,068	$2,446,111	$265,957	10.9%
ALLL breakdown:
Originated loans
Individually evaluated for impairment	$517	$96	$421	438.5%
Collectively evaluated for impairment	22,011	17,103	4,908	28.7%
Acquired loans through business acquisitions - non-impaired
Individually evaluated for impairment	7	—	7	NM
Collectively evaluated for impairment	2,748	1,410	1,338	94.9%
Seasoned SFR mortgage loan pools - non-impaired	—	—	—	NM
Acquired with deteriorated credit quality	—	196	(196)	(100.0)%
Total ALLL	$25,283	$18,805	$6,478	34.4%
Discount on purchased/acquired Loans:
Acquired loans through business acquisitions - non-impaired	$6,512	$8,354	$(1,842)	(22.0)%
Seasoned SFR mortgage loan pools - non-impaired	30,811	38,240	(7,429)	(19.4)%
Acquired with deteriorated credit quality	57,961	105,650	(47,689)	(45.1)%
Total discount	$95,284	$152,244	$(56,960)	(37.4)%
Ratios:
To originated loans:
Individually evaluated for impairment	1.78%	0.57%	1.21%
Collectively evaluated for impairment	1.32%	1.46%	(0.14)%
Total ALLL	1.33%	1.45%	(0.12)%
To originated and acquired non-impaired loans:
Individually evaluated for impairment	1.41%	0.51%	0.90%
Collectively evaluated for impairment	1.21%	1.13%	0.08%
Total ALLL	1.21%	1.12%	0.09%
Total ALLL and discount (1)	1.53%	1.63%	(0.10)%
To total loans:
Individually evaluated for impairment	1.41%	0.51%	0.90%
Collectively evaluated for impairment	1.02%	0.89%	0.13%
Total ALLL	0.93%	0.77%	0.16%
Total ALLL and discount (1)	4.45%	6.99%	(2.54)%

(1)	Total ALLL plus discount divided by carrying value.

Servicing Rights
Total mortgage and SBA servicing rights were $11.7 million and $13.9 million at September 30, 2014 and December 31, 2013, respectively. The fair value of the mortgage servicing rights (MSRs) amounted to $11.4 million and $13.5 million and the amortized cost of the SBA servicing rights was $369 thousand and $348 thousand at September 30, 2014 and December 31, 2013, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans. The principal balance of the loans underlying our total MSRs and SBA servicing rights was $1.24 billion and $17.3 million, respectively, at September 30, 2014 and $1.37 billion and $20.0 million, respectively, at December 31, 2013. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 0.91 percent and 2.14 percent, respectively, at September 30, 2014 as compared to 1.00 percent and 1.74 percent, respectively, at December 31, 2013.

Deposits
The following table shows the composition of deposits by type as of the dates indicated.

	September 30, 2014	December 31, 2013	Change	Change
	(In thousands)
Noninterest-bearing deposits	$457,743	$429,158	$28,585	6.7%
Interest-bearing demand deposits	779,704	539,098	240,606	44.6%
Money market accounts	769,291	518,696	250,595	48.3%
Savings accounts	932,133	963,536	(31,403)	(3.3)%
Time deposits	692,839	468,156	224,683	48.0%
Total deposits	$3,631,710	$2,918,644	$713,066	24.4%
Total deposits increased by $713.1 million, or 24.4 percent, to $3.63 billion at September 30, 2014, compared to $2.92 billion at December 31, 2013. The increase in total deposits primarily resulted from strategic plans aiming to increase core deposits and increased utilization of money desk operations for wholesale time deposits, while reducing reliance on brokered deposits.
In December 2012, the Company launched interest-bearing core deposit products with enhanced features to attract high net worth depositors in our target markets while reducing the reliance on certificates of deposit. As of September 30, 2014, deposits generated through this program totaled approximately $1.59 billion.
Federal Home Loan Bank Advances and Other Borrowings
At September 30, 2014, the Bank had a fixed-rate advance of $15.0 million at an interest rate of 0.82 percent and a variable-rate advance of $290.0 million at an interest rate of 0.07 percent from the FHLB. At December 31, 2013, $25.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.59 percent to 0.82 percent with a weighted average rate of 0.73 percent, and $225.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.06 percent.
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At September 30, 2014 and December 31, 2013, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $1.95 billion and $740.1 million, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $22.9 million and $14.4 million, respectively, at September 30, 2014 and December 31, 2013. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $790.5 million at September 30, 2014. In addition, the Bank had available lines of credit with the Federal Reserve Bank totaling $98.4 million September 30, 2014.

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
The Purchase Contracts and Amortizing Notes are accounted for separately. The Purchase Contract component of the TEUs is recorded in equity as additional paid in capital. The Amortizing Note component is recorded as debt. The fair value of the Amortizing Notes was based on the fair value of similar debt instruments and was estimated to be approximately $14,634,000. The resulting value of the Purchase Contracts of $54,366,000 was recorded as additional paid-in capital on the Company’s consolidated statement of financial condition. Total issuance costs associated with the TEUs were $4,041,000 (including the underwriter discount of $3,278,000), of which $857,000 was allocated to the liability component and $3,184,000 was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs is being amortized over the term of the amortizing note. Net proceeds of $64,959,000 from the issuance of the TEUs are designated to partially finance the Company’s previously announced pending acquisition of 20 California branches from Popular Community Bank and for general corporate purposes. Additional information regarding the TEUs is provided under the heading “Tangible Equity Units” in Note 15 of the notes to the consolidated financial statements contained in Item 1 of this report.

Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on outstanding loan balance of same customer or outstanding loans that shares similar credit risk exposure are used to determine the adequacy of the reserve. As of September 30, 2014 and December 31, 2013, the reserve for unfunded loan commitments was $1.8 million and $1.4 million, respectively.
The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$1,435	$756	$1,439	$495
Provision for unfunded loan commitments	382	—	378	261
Balance at end of period	$1,817	$756	$1,817	$756
Reserve for Loss on Repurchased Loans
Reserve for loss reimbursements on sold loans was $7.0 million and $5.4 million at September 30, 2014 and December 31, 2013, respectively. This reserve relates to our single family residential mortgage business. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. We maintain a reserve for loss reimbursements on sold loans to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demands for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors. Provisions added to the reserve for loss reimbursements on sold loans are recorded under non-interest expense in the consolidated statements of operations as an increase or decrease to provision for loss reimbursements on loans sold.
The following table presents a summary of activity in the reserve for loss reimbursements on sold loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$6,174	$3,974	$5,427	$3,485
Provision for loan repurchases	1,556	375	3,094	1,363
Payments made for loss reimbursement on sold loans	(685)	(67)	(1,476)	(566)
Balance at end of period	$7,045	$4,282	$7,045	$4,282

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
At September 30, 2014, there were $106.4 million of approved loan origination commitments, $291.1 million of unused lines of credit and $8.3 million of outstanding letters of credit. Certificates of deposit maturing in the next 12 months totaled $488.3 million and $305.0 million of FHLB advances had maturities of less than 12 months at September 30, 2014.
Based on the competitive deposit rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank, although no assurance can be given in this regard. At September 30, 2014, the Company maintained $185.0 million of cash and cash equivalents that was 4.1 percent to total assets. In addition, the Bank had the ability at September 30, 2014 to borrow an additional $790.5 million from the FHLB and $98.4 million from the Federal Reserve Bank.

Commitments
The following table presents information as of September 30, 2014 regarding the Company’s commitments and contractual obligations:

	Commitments and Contractual Obligations
	Total Amount Committed	Less Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
	(In thousands)
Commitments to extend credit	$106,426	$68,009	$22,288	$7,342	$8,787
Unused lines of credit	291,143	178,643	29,189	56,331	26,980
Standby letters of credit	8,329	3,651	3,075	750	853
Total commitments	$405,898	$250,303	$54,552	$64,423	$36,620
FHLB advances	$305,000	$305,000	$—	$—	$—
Long-term debt	135,154	11,876	22,373	12,713	88,192
Operating and capital lease obligations	38,343	10,873	16,534	6,848	4,088
Certificate of deposits	692,839	488,303	149,178	55,164	194
Total contractual obligations	$1,171,336	$816,052	$188,085	$74,725	$92,474

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
The following table presents the capital amounts and ratios for the Company and the Bank as of dates indicated:

	Amount	Ratio	Minimum Capital Requirement	Ratio	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions	Ratio
	($ in thousands)
September 30, 2014:
Banc of California, Inc.
Total risk-based capital ratio	$430,487	14.97%	$230,024	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	403,387	14.03%	115,012	4.00%	N/A	N/A
Tier 1 leverage ratio	403,387	9.28%	173,917	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$452,754	15.75%	$230,009	8.00%	$287,512	10.00%
Tier 1 risk-based capital ratio	425,654	14.80%	115,005	4.00%	172,507	6.00%
Tier 1 leverage ratio	425,654	9.80%	173,821	4.00%	217,276	5.00%
December 31, 2013:
Banc of California, Inc.
Total risk-based capital ratio	$307,457	12.45%	$197,503	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	281,786	11.41%	98,752	4.00%	N/A	N/A
Tier 1 leverage ratio	281,786	8.02%	140,463	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$360,634	14.65%	$196,998	8.00%	$246,247	10.00%
Tier 1 risk-based capital ratio	334,963	13.60%	98,499	4.00%	147,748	6.00%
Tier 1 leverage ratio	334,963	9.58%	139,874	4.00%	174,845	5.00%

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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
The following table presents the projected change in the Bank’s net portfolio value at September 30, 2014 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change.

	September 30, 2014
Change in Interest Rates in Basis Points (bp) (1)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
	($ in thousands)
+100 bp	$530,903	$(22,673)	(4.1)%	$149,464	$(1,209)	(0.8)%
0 bp	553,576			150,673
-100 bp	555,847	2,271	0.4%	146,610	(4,062)	(2.7)%

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

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2014 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. Because of a material weakness in our internal control over financial reporting identified subsequent to June 30, 2014 and further described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Except as otherwise described below, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2013 and subsequent to June 30, 2014, immaterial errors related to prior periods were identified that indicated certain deficiencies existed in the Company’s internal control over financial reporting. Specifically, during the year ending 2013, financial reporting resources did not sufficiently complete certain account level reviews that presented a low potential risk of material error to the Company’s financial reporting, to ensure that the possibility that the aggregation of all potential errors in these accounts, which were more than remote, could not result in a material misstatement.
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
Remediation and Plans for Remediation. The Company believes it has made significant progress toward remediation of the underlying causes of the material weakness, having taken a number of actions to remediate this material weakness. Among other things, we have:

•
Appointed Robert Sznewajs as new Audit Committee chairman and Ronald Nicolas as bank Chief Financial Officer as well as hired additional accounting and finance resources and professionals, including a new Chief Accounting Officer in March 2014, a new Controller in March 2014, and a Director of Accounting Policy in May 2014, together with other new hires in the accounting, finance, and audit departments;

•	Designed new controls around the review and analysis of the allowance for loan and lease losses (“ALLL”) including the addition of a new Credit Risk Analytics team to oversee the ALLL process;

•	Implemented a new automated accounting software platform for stock-based compensation that eliminates the reliance on manual review of significant spreadsheets; and

•	Established a Sarbanes-Oxley steering committee in 2014 that meets bi-weekly with the participation of the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer.
In addition to the remediation items discussed above the Company has also taken additional actions to remediate the material weakness during the three months ended September 30, 2014. Among other things we have:

•
Enhanced the review and controls around the development and analysis of the repurchase reserve including the hiring of new staff and the cross-department review and coordination of key inputs and data gathering.

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
As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, on December 14, 2011, CMG Financial Services, Inc. (“CMG”) initiated a patent lawsuit against Pacific Trust Bank, the predecessor of Banc of California, National Association (the “Bank”), in the United States District Court for the Central District of California (the “Court”) alleging infringement of U.S. Patent No. 7,627,509 (the “Action”) relating to the origination and servicing of loans with characteristics similar to the Bank’s Green Accounts, a product that the Bank no longer originates. On September 19, 2014, the Court entered final judgment in favor of the Bank, declaring CMG’s patent invalid and dismissing the suit against the Bank, with prejudice. On September 25, 2014, CMG filed a notice of appeal of the final judgment with the U.S. Court of Appeals for the Federal Circuit. The Company and its counsel believe the appeal is without merit and the resolution of the matter is not expected to have a material impact on the Company’s business, financial condition or results of operations, though no assurance can be given in this regard.

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
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Act. As disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2013, our quarterly report on Form 10-Q for the quarterly period ended June 30, 2014 and in this quarterly report for the quarterly period ended September 30, 2014, management identified immaterial errors related to prior financial reporting periods that indicated certain deficiencies existed in our internal control over financial reporting. Management has concluded that, for the 2013 reporting period, these deficiencies, when aggregated, could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies result in a material weakness.
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
Consummation of our pending acquisition of branches (the Branch Acquisition) from Banco Popular North America (BPNA) is subject to the satisfaction of closing conditions, including our receipt of sufficient financing, in the aggregate, necessary to consummate the Branch Acquisition. The success of the the Branch Acquisition will depend on a number of factors, including, without limitation:

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
It is not known whether we will be able to retain loan and deposit relationships acquired in the Branch Acquisition over time.
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
Pursuant to the Purchase Agreement, the Bank will acquire approximately $1.1 billion of loans related to the BPNA Branches (based on September 30, 2014 balances). As part of our due diligence on the BPNA Branches, we reviewed a sample of these loans in various categories and have found them to be of acceptable credit quality. Our examination of these loans was made using the same criteria, analyses and collateral evaluations that we have traditionally used in the ordinary course of our business. Although we believe the loans we acquired are of acceptable credit quality, and nonperforming loans, non-accrual loans or other real estate owned are generally excluded from the Branch Acquisition, no assurance can be given as to the future performance of these loans.
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
We have incurred and will continue to incur significant transaction and acquisition-related integration costs in connection with the Branch Acquisition.
We have developed a plan to integrate the BPNA Branches to be acquired in the Branch Acquisition. Although we anticipate achieving cost synergies in connection with the Branch Acquisition, we also expect to incur costs to implement such cost savings measures. We have incurred, and anticipate that we will continue to incur certain non-recurring charges in connection with this integration, including charges associated with integrating process and systems. At this time, we cannot identify the timing, nature and amount of all such charges. Further, we have incurred, and currently expect to continue to incur significant transaction costs that will be charged as an expense in the period incurred. The significant transaction costs and acquisition-related integration costs could materially adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. The net benefit associated with the anticipated elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the BPNA Branches, may not be achieved in the near term, or at all. Accordingly, the cost and operational savings may not be achievable in our anticipated amount or timeframe or at all. Investors should not place undue reliance on the anticipated benefits of the Branch Acquisition in making an investment decision with respect to our securities.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases

	Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From July 1, 2014 to July 31, 2014	4,940	$11.03	—	897,958
From August 1, 2014 to August 31, 2014	6,399	$11.93	—	897,958
From September 1, 2014 to September 30, 2014	1,275	$11.96	—	897,958
Total	12,614	$11.58	—
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
The Company has a practice of buying back stock for tax purposes pertaining to employee benefit plans, and does not count these purchases toward the allotment of the shares. The Company purchased 12,614 shares during the three months ended September 30, 2014 at an average price of $11.58 with a total cost of $146 thousand, including fees, related to tax liability sales for employee stock benefit plans.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4 MINE SAFETY DISCLOSURES
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
(a)(4)

2.3	Agreement and Plan of Merger, dated as of August 30, 2011, by and between the Registrant and Beach Business Bank, as amended by Amendment No. 1thereto dated as of October 31, 2011	(b)

2.4	Agreement and Plan of Merger, dated as of August 21, 2012, by and among First PacTrust Bancorp, Inc., Beach Business Bank and The Private Bank of California	(c)

2.5	Amendment No. 1, dated as of May 5, 2013, to Agreement and Plan of Merger, dated as of August 21, 2012, by and among the Registrant, Beach Business Bank and The Private Bank of California	(y)

2.6
Agreement and Plan of Merger, dated as of October 25, 2013, by and among the Registrant, Banc of California, National Association, CS Financial, Inc., the Sellers named therein and the Sellers’ Representative named therein
(z)

2.7	Purchase and Assumption Agreement, dated as of April 22, 2014, by and between Banco Popular North America and Banc of California, National Association	(bb)

3.1	Articles of Incorporation of the Registrant	(d)

3.2	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(e)

3.3	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(f)

3.4	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(g)

3.5	Articles of Amendment to Articles Supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(h)

3.6	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 8.00% Non-Cumulative Perpetual Preferred Stock, Series C	(p)

3.7	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series B	(q)

3.8	Articles of Amendment to the Charter of the Registrant changing the Registrant’s name	(r)

3.9	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(cc)

3.10	Bylaws of the Registrant	(ii)

4.1	Warrant to purchase up to 240,000 shares of the Registrant common stock originally issued on November 1, 2010	(g)

4.2	Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010	(g)

4.3	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(m)

4.4
Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50% Senior Notes due April 15, 2020 and form of 7.50% Senior Notes due April 15, 2020
(m)

4.5	Deposit Agreement, dated as of June 12, 2013, among the Registrant, Registrar and Transfer Company, as Depositary and the holders from time to time of the depositary receipts described therein	(p)

4.6	Purchase Contract Agreement, dated May 21, 2014, between the Company and U.S. Bank National Association	(ff)

4.7	Indenture, dated May 21, 2014, between the Company and U.S. Bank National Association	(ff)

4.8	First Supplemental Indenture, dated May 21, 2014, between the Company and U.S. Bank National Association	(ff)

10.1
Employment Agreement, dated as of November 17, 2010, by and among the Registrant and Pacific Trust Bank and Richard Herrin (including as exhibits thereto the forms of agreements for the restricted stock inducement grant and stock option inducement grant made to Mr. Herrin pursuant to his Employment Agreement)
(i)

10.1A	Incentive Bonus Award Agreement, dated as of September 21, 2012, supplementing and amending the Employment Agreement with Richard Herrin	(j)

10.1B	Second Amendment, dated as of September 25, 2012, to Employment Agreement with Richard Herrin	(j)

10.2	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven Sugarman	(j)

10.2A	Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	(j)

10.2B	Amendment dated December 13, 2013 to Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	(gg)

10.2C	Letter Agreement, dated as of May 23, 2014, by and between the Registrant and Steven Sugarman, relating to Stock Appreciation Rights issued with respect to Tangible Equity Units	(hh)

10.3	Employment Agreement, dated as of September 25, 2012, by and among the Registrant, Pacific Trust Bank and Beach Business Bank and Robert M. Franko	(j)

10.3A
Mutual Termination and Release Letter Agreement, dated September 25, 2012, relating to Executive Employment Agreement, dated June 1, 2003, between Doctors’ Bancorp, predecessor-in-interest to Beach Business Bank, and Robert M. Franko
(j)

10.4	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	(j)

10.5	Employment Agreement, dated as of November 5, 2012, by and among the Registrant and Ronald J. Nicolas, Jr.	(j)

10.6	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	(dd)

10.7	Registrant’s 2011 Omnibus Incentive Plan	(k)

10.8A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(n)

10.8B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(n)

10.8C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(n)

10.9	Registrant’s 2003 Stock Option and Incentive Plan	(l)

10.10	Registrant’s 2003 Recognition and Retention Plan	(l)

10.11	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between the Registrant and the Secretary of the United States Treasury	(f)

10.12	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(o)

10.13	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey Seabold	(aa)

10.14	Registrant’s 2013 Omnibus Stock Incentive Plan	(s)

10.14A	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(t)

10.14B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(t)

10.14C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	(t)

10.14D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	(ee)

10.14E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	(ee)

10.14F	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(hh)

10.14G	Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(hh)

10.15	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Offices, dated as of May 31, 2013, between Pacific Trust Bank and AmericanWest Bank	(u)

10.16	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	(v)

10.17	Purchase and Sale Agreement and Escrow Instructions, dated as of July 24, 2013, by and between the Registrant and Memorial Health Services	(w)

10.18	Assumption Agreement, dated as of July 1, 2013, by and between the Registrant and The Private Bank of California	(x)

10.19	Securities Purchase Agreement, dated as of April 22, 2014, by and between the Registrant and OCM BOCA Investor, LLC	(bb)

10.19A	Acknowledgment and Amendment to Securities Purchase Agreement, dated as of October 28, 2015 by and between Banc of California, Inc. and OCM BOCA Investor, LLC.	(ii)

10.20
Securities Purchase Agreement, dated as of October 30, 2014, by and among the Registrant, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel L.P., Patriot Financial Partners II, L.P., and Patriot Financial Partners Parallel II, L.P.
(ii)

11.0	Statement regarding computation of per share earnings	None

15.0	Letter re unaudited interim financial information	None

18.0	Letter regarding change in accounting principles	None

19.0	Report furnished to security holders	None

22.0	Published report regarding matters submitted to vote of security holders	None

24.0	Power of Attorney	None

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)	31.2

31.3	Rule 13a-14(a) Certification (Chief Accounting Officer)	31.3

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.

(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference.

(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.

(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.

(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.

(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference.

(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.

(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference.

(i)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 19, 2010 and incorporated herein by reference.

(j)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(k)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(l)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(m)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(n)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.

(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(r)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 17, 2013 and incorporated herein by reference.

(s)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(t)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.

(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(w)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.

(x)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(y)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference.

(z)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(aa)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(cc)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference.

(dd)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(ee)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(ff)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(gg)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(hh)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(ii)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date: November 7, 2014	/s/ Steven A. Sugarman
Steven A. Sugarman
President/Chief Executive Officer

Date: November 7, 2014	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Executive Vice President/Chief Financial Officer

Date: November 7, 2014	/s/ Nathan Duda
Nathan Duda
Senior Vice President/Chief Accounting Officer