Form 10-K
period 2014-12-31
BANC OF CALIFORNIA, INC.
filed 2015-03-16
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35522
BANC OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
18500 Von Karman Ave, Suite 1100, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (949) 236-5211

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Depositary Shares each representing a 1/40th Interest in a share of 8.00% Non-Cumulative Perpetual Preferred Stock, Series C	New York Stock Exchange
7.50% Senior Notes Due April 15, 2020	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on New York Stock Exchange as of June 30, 2014, was $294.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.) As of February 27, 2015, the registrant had outstanding 34,918,477 shares of voting common stock and 945 shares of Class B non-voting common stock.
DOCUMENTS INCORPORATED BY REFERENCE
PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in 2015.

BANC OF CALIFORNIA, INC.
FORM 10-K
December 31, 2014

Forward-looking Statements
When used in this report and in public stockholder communications, in other documents of Banc of California, Inc. (the Company, we, us and our) filed with or furnished to the Securities and Exchange Commission (the SEC), or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” “guidance” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenue, expense or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:

i.
the ability of the Company to successfully integrate the branches its wholly owned bank subsidiary, Banc of California, N.A. (the Bank), acquired from Banco Popular North America (BPNA or Banco Popular);

ii.
risks that the Company’s merger and acquisition activities, including but not limited to the recent acquisition of the BPNA branches and the acquisitions of The Private Bank of California (PBOC), The Palisades Group, LLC and CS Financial, Inc., as well as the merger of the Company’s subsidiary banks, may disrupt current plans and operations and lead to difficulties in customer and employee retention, risks that the amount of the costs, fees, expenses and charges related to these transactions could be significantly higher than anticipated and risks that the expected revenues, cost savings, synergies and other benefits of these transactions might not be realized to the extent anticipated, within the anticipated timetables, or at all;

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

PART I
Item 1. Business
General
Banc of California, Inc. is a financial holding company and the parent of Banc of California, National Association, a national bank (the Bank), The Palisades Group, LLC, an SEC-registered investment advisor (The Palisades Group), and PTB Property Holdings, LLC, an entity formed to hold real estate, cash and fixed income investments (PTB). Prior to October 11, 2013, Banc of California, Inc. was a multi-bank holding company with two banking subsidiaries, Pacific Trust Bank, a federal savings bank (PacTrust Bank or Pacific Trust Bank) and The Private Bank of California (Beach Business Bank prior to July 1, 2013). On October 11, 2013, Banc of California, Inc. became a one-bank holding company when Pacific Trust Bank converted from a federal savings bank to a national bank and changed its name to Banc of California, National Association, and immediately thereafter The Private Bank of California was merged into Banc of California, National Association. On January 17, 2014, Banc of California, Inc. became a financial holding company. Unless the context indicates otherwise, references to the “Bank” prior to October 11, 2013 mean Pacific Trust Bank and The Private Bank of California (Beach Business Bank prior to July 1, 2013), collectively, and references to the “Bank” on or after October 11, 2013 refer to Banc of California, National Association. Unless the context indicates otherwise, all references to “Banc of California, Inc.” refer to Banc of California, Inc. excluding its consolidated subsidiaries and all references to the “Company,” “we,” “us” or “our” refer to Banc of California, Inc. including its consolidated subsidiaries.
The Company was incorporated under Maryland law in March 2002, and in July 2013, the Company changed its name to “Banc of California, Inc.” As noted above, in October 2013, the Company’s subsidiary banks merged to form a single, national bank subsidiary under the name Banc of California, National Association. The Bank has one wholly owned subsidiary, CS Financial, Inc. (CS Financial), a mortgage banking firm.
Banc of California, Inc. is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board or FRB), and the Bank is subject to regulation primarily by the Office of the Comptroller of the Currency (OCC). As a financial holding company, Banc of California, Inc. may engage in activities permissible for bank holding companies and may engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature, primarily securities, insurance and merchant banking activities. See “Regulation and Supervision" below.
Banc of California, Inc.'s assets primarily consist of the outstanding stock of the Bank as well as the outstanding membership interests of The Palisades Group and PTB. From time to time, Banc of California, Inc. also has purchased impaired loans and leases, investments and other real estate owned (OREO) from the Bank to assure the Bank’s safety and soundness. At December 31, 2014, Banc of California, Inc. had no significant liabilities at the holding company level other than $84.8 million in its 7.50 percent Senior Notes due April 15, 2020 (Senior Notes) and $12.5 million in its junior subordinated amortizing notes, and related interest payments, compensation of its executive employees and directors, as well as expenses related to strategic initiatives. Banc of California, Inc. also utilizes the support staff and offices of the Bank and pays the Bank for these services. If Banc of California, Inc. expands or changes its business in the future, it may hire additional employees of its own.
The Bank offers a variety of financial services to meet the banking and financial needs of the communities we serve. The Bank is headquartered in Orange County, California and at December 31, 2014, the Bank operated 37 branches in San Diego, Orange, and Los Angeles Counties in California and 67 loan production offices in California, Arizona, Oregon, Virginia, Indiana, Maryland, Colorado, Idaho, and Nevada.
The principal business of the Bank consists of attracting deposits from the general public and investing these funds primarily in commercial, consumer and real estate secured loans. The Bank solicits deposits in its market area and, to a lesser extent, from institutional depositors nationwide and may accept brokered deposits.
The Bank’s deposit product and service offerings include checking, savings, money market, certificates of deposit, retirement accounts as well as mobile, online, cash and treasury management, card payment services, remote deposit, ACH origination, employer/employee retirement planning, telephone banking, automated bill payment, electronic statements, safe deposit boxes, direct deposit and wire transfers. Bank customers also have the ability to access their accounts through a nationwide network of over 55,000 surcharge-free ATMs.
The principal executive offices of the Company are located at 18500 Von Karman Avenue, Suite 1100, California, and its telephone number is (949) 236-5211. Banc of California, Inc.’s voting common stock, the depository shares each representing a 1/40th interest in a share of its 8.00 percent Non-Cumulative Perpetual Preferred Stock, Series C, and its Senior Notes are listed on the New York Stock Exchange (NYSE) under the symbols BANC, BANC PRC and BOCA, respectively.

The reports, proxy statements and other information that Banc of California, Inc. files with the SEC, as well as news releases, are available free of charge through the Company’s Internet site at http://www.bancofcal.com. This information can be found on the “News and Events” or “Investor relations” pages of our Internet site. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed and furnished pursuant to Section 13(a) of the Exchange Act are available as soon as reasonably practicable after they have been filed or furnished to the SEC. Reference to the Company’s Internet address is not intended to incorporate any of the information contained on our Internet site into this document.
Operating Segments
Our operations are managed based on the operating results of four reportable segments: Banking, Mortgage Banking, Financial Advisory and Asset Management and Corporate/Other. Our chief operating decision-makers use financial information from our four reportable segments to make operating and strategic decisions. For financial information about our reportable segments, see Note 22 of the Notes to Consolidated Financial Statements in Item 8.
Strategy
The Company is committed to building the top full-service bank serving California’s diverse private businesses, entrepreneurs, and homeowners, and investing in and growing complementary businesses that enhance stockholder value. Our overall strategy is comprised of specific growth and operating objectives. The key elements of that strategy are:
Growth Strategies
Build California’s Bank

•	Extend branch footprint throughout attractive markets in California.

•
Enhance suite of simple, fair products to meet needs of private businesses, entrepreneurs and homeowners, including Residential Lending, Commercial Real Estate Lending, Private Banking, Entertainment Banking, Small / Middle Market Lending, Commercial and Industrial Lending, Small Business Administration (SBA) Lending, and Multi-Family Lending.

•
The Company successfully completed two bank acquisitions in 2012, one bank acquisition in 2013 and the acquisition of Banco Popular's Southern California branch network in 2014, which included teams of local commercial lending officers which has given us a greater network and far greater capacity to attract commercial and private banking relationships. The Company will seek to continue to develop its commercial lending activities through strategic “lift outs” of lending teams in various geographic markets that have particular business “niches” and “specialties.”

•
The Company has successfully attracted and launched several new loan origination groups through acquisitions and the new hire process. These include the acquisitions of RenovationReady and CS Financial, as well as the hiring and launch of our Financial Institutions Group (which has product offerings such as securities-backed lines of credit, insurance backed lines of credit and financial advisor acquisition financing), our multi-family and commercial real estate lending teams, and equipment finance teams. We will seek to continue to diversify our lending capabilities through our hiring and acquisitions process.

•	Develop simple, fair deposit products: checking, certificates of deposit, business analysis and cash management.

•	Implement a robust Community Reinvestment Act (CRA) plan focused on integrating with and investing in our communities.
Invest in Complementary Financial Services Businesses

•
The Company seeks to invest in and grow mutually complementary financial services businesses either as part of its subsidiary bank or through other non-bank subsidiaries. In 2013, these efforts resulted in the acquisition of The Palisades Group (an asset management and investment advisory businesses focused on residential mortgage loans, which became a wholly owned subsidiary of the Company).

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

Operating Strategies

•	Achieve appropriate scale and profitability for each line of business.

•	Execute our focused value proposition and marketing to become California’s Bank.

•
Enhance the Company’s risk management functions by proactively managing and implementing sound procedures and committing experienced human resources to this effort. We seek to (i) identify risks in all functions of our business, including credit, operations and asset and liability management, (ii) evaluate such risks and their trends and (iii) adopt strategies to manage such risks based upon our evaluations.

•	Maintain and improve asset quality through prudent loan underwriting standards and credit risk management practices.

•
Actively manage interest rate risk by closely matching the volume and maturity of our interest sensitive assets to our interest sensitive liabilities in order to mitigate adverse effects of rapid changes in interest rates on either side of our balance sheet.

•	Expand lending, to California’s private businesses, entrepreneurs and homeowners, which may generate deposits that are a lower cost and/or more stable funding source.

•
Align the interests of employees with those of stockholders by establishing the Employee Equity Ownership Plan to make every employee a stockholder, subject to vesting, as of their 90th day of employment.

Recent Transactions
Banco Popular's California Network Acquisition
Effective November 8, 2014, the Bank acquired 20 full-service branches from Banco Popular North America (BPNA Branch Acquisition) in the Southern California banking market. The purchase price, net of deposit premiums received of $3.9 million, was $24.0 million. The transaction added $1.07 billion in loans and $1.08 billion in deposits to the Bank.
The fair value of loans acquired from BPNA was estimated by utilizing a methodology wherein similar loans were aggregated into pools. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a market rate for similar loans. There was no carryover of BPNA's allowance for loan losses associated with the acquired loans as the loans were initially recorded at fair value.
Core deposit intangible assets of $15.8 million recognized as part of the BPNA Branch Acquisition was valued using a net cost savings method and was calculated as the present value of the estimated net cost savings attributable to the core deposit base over the expected remaining life of the deposits. The cost savings derived from the core deposit balance were calculated as the difference between the prevailing alternative cost of funds and the estimated actual cost of the core deposits. The core deposit intangible is being amortized over its estimated useful life of ten years using the sum of years-digits amortization methodology.
The fair value of savings and transaction deposit accounts acquired from BPNA was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by projecting out the expected cash flows based on the remaining contractual terms of the certificates of deposit. These cash flows were discounted based on market rates for certificates of deposit with corresponding remaining maturities.
Direct costs related to the BPNA Branch Acquisition were expensed as incurred and amounted to $4.3 million for the year ended December 31, 2014. These acquisition integration expenses included technology costs related to system conversion and professional fees.
Certain valuations related to acquired loans receivable, premises and equipment, and other intangible assets and assumed deposits are still under review by management and considered preliminary and could differ significantly when management's review is finalized.
For additional information regarding this transaction, see Note 2 of the Notes to Consolidated Financial Statements in Item 8.
RenovationReady® Acquisition
Effective January 31, 2014, the Company acquired certain assets, including service contracts and intellectual property, of RenovationReady, a provider of specialized loan services to financial institutions and mortgage bankers that originate agency eligible residential renovation and construction loan products.

The purchased identifiable intangible assets and assumed liabilities were recorded at their estimated fair values as of January 31, 2014. The Company recorded $2.2 million of goodwill and $761 thousand of other intangible assets. The other intangible assets are related to a customer relationship intangible.
For additional information regarding this transaction, see Note 2 of the Notes to Consolidated Financial Statements in Item 8.
CS Financial Acquisition
Effective October 31, 2013, the Company acquired CS Financial, a California corporation and Southern California based mortgage banking firm controlled by former Company director and current Bank executive Jeffrey T. Seabold. As a result of the acquisition, CS Financial became a wholly owned subsidiary of the Bank. CS Financial specializes in higher balance residential mortgage loans that serve the Bank’s high net worth individual, entrepreneur and family office clients.
The purchased assets, including identifiable intangible assets and assumed liabilities were recorded at their estimated fair values as of October 31, 2013. The Company recorded $7.2 million of goodwill and $690 thousand of other intangible assets, which were related to the trade name intangible.
For additional information regarding this transaction, see Notes 2 and 25 of the Notes to Consolidated Financial Statements in Item 8.
Branch Sales
Effective October 4, 2013, the Company completed the sale of eight branches to AmericanWest Bank, a Washington state chartered bank (AWB). The transaction provided for the transfer of $464.3 million in deposits and related assets to AWB in exchange for a deposit premium of 2.3 percent applied to certain deposit balances transferred. Certain other assets related to the branches included the real estate for three of the branch locations and certain overdraft and other credit facilities related to the deposit accounts. The branches were located in San Diego, Riverside and Los Angeles Counties. The purpose of the sale was to reshape the Bank’s branch network to focus on serving small-to-mid sized businesses and high net worth families throughout Los Angeles, Orange and San Diego counties. The Company recognized a gain of $12.6 million from this transaction, of which $12.1 million was recognized in 2013.
For additional information regarding this transaction, see Note 2 of the Notes to Consolidated Financial Statements in Item 8.
The Palisades Group, LLC Acquisition
Effective September 10, 2013, the Company acquired The Palisades Group, a Delaware limited liability company and a registered investment adviser under the Investment Advisers Act of 1940, for $50 thousand. The Palisades Group provides financial advisory and asset management services to third parties, including the Bank, with respect to the purchase, sale and management of residential mortgage loans.
The assets and liabilities were recorded at their estimated fair values as of the September 10, 2013 acquisition date. No goodwill was recognized.
For additional information regarding this transaction, see Notes 2 and 25 of the Notes to Consolidated Financial Statements in Item 8.
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
PBOC provided a range of financial services, including credit and deposit products as well as cash management services, from its headquarters located in the Century City area of Los Angeles, California as well as full-service branches in Hollywood and Irvine, and a loan production office in downtown Los Angeles. PBOC’s target clients included high net worth and high income individuals, business professionals and their professional service firms, business owners, entertainment service businesses and non-profit organizations.
For additional information regarding this transaction, see Note 2 of the Notes to Consolidated Financial Statements in Item 8.
Lending Activities
General
The Company offers a number of commercial and consumer loan products, including commercial and industrial loans, commercial real estate loans, multi-family loans, SBA guaranteed business loans, construction and renovation loans, lease financing, single family residential (SFR) mortgage loans, warehouse loans, asset or security backed loans, home equity lines of credit (HELOCs), consumer and business lines of credit, home equity loans and other consumer loans.
Legal lending limits are calculated in conformance with OCC regulations, which prohibit a national bank from lending to any one individual or entity or its related interests on any amount that exceeds 15 percent of the bank’s capital and surplus, plus an additional 10 percent of the bank’s capital and surplus, if the amount that exceeds the bank’s 15 percent general limit is fully secured by readily marketable collateral. At December 31, 2014, the Bank’s authorized legal lending limits for loans to one borrower were $75.6 million for unsecured loans plus an additional $50.4 million for specific secured loans.
Governance
The Company conducts its lending activities under a system of risk governance controls. Key elements of our risk governance structure are our risk appetite framework and risk appetite statement. The risk appetite framework adopted by the Company and the Bank has been developed in conjunction with the Company’s strategic and capital plans. The strategic and capital plans articulate the Board-approved balance sheet and loan concentration targets and the appropriate level of capital to properly manage our risks.
The risk appetite framework provides the overall approach, including policies, processes, controls, and systems through which the risk appetite is established, communicated, and monitored. The risk appetite framework utilizes a risk assessment process to identify inherent risks across the Company, gauges the effectiveness of our internal controls, and establishes tolerances for residual risk in each of the regulatory risk categories: credit, market (interest rate and price risks), liquidity, operational, compliance, strategic, and reputational. Each risk category is assigned risk ratings with a target overall residual risk rating for the organization. The risk appetite framework includes a risk appetite statement, risk limits, and an outline of roles and responsibilities of those overseeing the implementation and monitoring of the framework. The risk appetite statement is an expression of the maximum level of risk that we are prepared to accept in order to achieve our business objectives. Defining, communicating, and monitoring risk appetite are fundamental to a safe and sound control environment and a risk-focused culture. The Board of Directors establishes the Company’s strategic objectives and approves the Company’s risk appetite statement, which is developed in collaboration with the chief executive officer, chief risk officer, general counsel, chief financial officer, and business unit leaders. The executive team translates the Board approved strategic objectives and the risk appetite statement into targets and constraints for business lines and legal entities to follow.
The risk appetite framework is supported by an enterprise risk management program. Enterprise risk management at the Company and Bank integrates all risk efforts under one common framework. Key elements of enterprise risk management that are intended to support prudent lending activities include:

•
Policies— The Bank's loan policy articulates the credit culture of our lending business and provides clarity around encouraged and discouraged lending activities. Additional policies cover key business segments of the portfolio, for example the Bank's Commercial Real Estate Policy, and other important aspects supporting the Bank's lending activities, for example policies relating to appraisals, risk ratings, fair lending, etc.

•
Credit Approval Authorities— All material credit exposures of the Bank are approved by a credit risk management group that is independent of the business units. Above this threshold, credit approvals are made by the chief credit officer or an executive management credit committee of the Bank. The joint enterprise risk committee of the Company Board of Directors and the Bank Board of Directors reviews/approves material loan pool purchases/divestitures and any other transactions as appropriate.

•
Concentration Risk Management Policy—To mitigate and manage the risk within the Bank's loan portfolio, the Board of Directors of the Bank adopted a concentration risk management policy, pursuant to which it expects to review and revise concentration risk to tolerance thresholds at least annually and otherwise from time to time as appropriate. It is anticipated that these concentration risk to tolerance thresholds may change at any time when the Board of Directors is considering material strategic initiatives such as acquisitions, new product launches and terminations of products or other factors as the Board of Directors believes appropriate. The Company has developed procedures relating to the appropriate actions to be taken should management seek to increase the concentration guidelines or exceed the guideline maximum based on various factors. Concentration risk to tolerance thresholds are not meant to be restrictive limits, but are intended to aid management and the Board to ensure that the Bank’s loan concentrations are consistent with the Board’s risk appetite.

•
Stress Testing– The Bank has established developed a stress test policy and stress testing methodology as a tool to evaluate our loan portfolio, capital levels and strategic plan with the objective of ensuring that our loan portfolio and balance sheet concentrations are consistent with the Board approved risk appetite and strategic and capital plans.

•
Loan Portfolio Management— The Bank has an internal asset review committee that formally reviews the loan portfolio on a regular basis. Risk rating trends, loan portfolio performance, including delinquency status, and the resolution of problem assets are reviewed and evaluated.

•
Commercial Real Estate Loan Pricing, Multi-Family Loan Pricing and Residential Loan Pricing—Regular discussions occur between the areas of Treasury, Capital Markets, Credit and Risk Management and the business units with regard to the pricing of our loan products. These pricing committees meet to ensure that the Bank is pricing its products appropriately to meet our strategic and capital plans while ensuring an appropriate return for stockholders.

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
Commercial and industrial loans, including accounts receivable and inventory financing, generally are made to businesses that have been in operation for at least 5 years (or less if a SBA loan), including start-ups. To qualify for such loans, prospective borrowers generally must have debt-to-net worth ratios not exceeding 3.75-to-1, operating cash flow sufficient to demonstrate the ability to pay obligations as they become due, and good payment histories as evidenced by credit reports. We attempt to control our risk by generally requiring loan-to-value (LTV) ratios of not more than 80 percent and by closely and regularly monitoring the amount and value of the collateral in order to maintain that ratio.
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
Commercial and industrial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). The Company’s commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. See “Loans and Leases Receivables - Asset Quality” in Item 7.
Commercial and industrial loan growth also assists in the growth of our deposits because many commercial loan borrowers establish noninterest-bearing and interest-bearing demand deposit accounts and banking services relationships with us. Those deposit accounts help us to reduce our overall cost of funds and those banking services relationships provide us with a source of non-interest income.
At December 31, 2014, commercial and industrial loans totaled $490.9 million, or 12.4 percent of the total loans and leases, compared to $287.8 million, or 11.8 percent of the total loans and leases at December 31, 2013. This increase was due mainly to the BPNA Branch Acquisition as well as loan originations in 2014.
Commercial Real Estate Lending and Multi-Family Real Estate Lending
Commercial real estate and multi-family real estate loans are secured primarily by multi-family dwellings, industrial/warehouse buildings, anchored and non-anchored retail centers, office buildings and hospitality properties, on a limited basis, primarily located in the Company’s market area, and throughout the West Coast. At December 31, 2014, commercial real estate and multi-family real estate loans totaled $999.9 million, or 25.3 percent, and $955.7 million, or 24.2 percent, respectively, of the total loans and leases, as compared to $529.9 million, or 21.7 percent, and $141.6 million, or 5.8 percent, respectively, of the total loans and leases at December 31, 2013. This increase was due mainly to the BPNA Branch Acquisition as well as loan originations in 2014.
The Company’s loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on these loans typically do not exceed 75 percent of the appraised value of the property securing the loan. These loans typically require monthly payments, may contain balloon payments and generally have maximum maturities of 30 years.
Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower/guarantor. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. The Company generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state licensed fee appraisers approved by management. See “Loans and Leases Receivable - Loan and Lease Originations, Purchases, Sales and Repayments” in Item 7. The Company may require the borrower to maintain a tax or insurance escrow account for loans secured by multi-family and commercial real estate. In order to monitor the adequacy of cash flows on income-producing properties, the borrower is generally required to provide periodic financial information.
Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than single family residential mortgage loans. These loans typically involve large balances to single borrowers or groups of related borrowers.
Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “Loans and Leases Receivable - Asset Quality” in Item 7.

Small Business Administration Loans
The Company provides numerous SBA loan products through the Bank. Beach Business Bank (which was acquired by the Company in 2012, re-named The Private Bank of California on July 1, 2013 and merged with and into the Bank on October 11, 2013) had approval to access the Preferred Lenders Program (PLP) within the SBA. After the October 11, 2013 subsidiary bank merger, the Bank received PLP status within the SBA effective as of February 3, 2014. The Bank’s PLP status generally gives it the authority to make the final credit decision and have most servicing and liquidation authority.
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

•
Cap Lines—In general, these lines are guaranteed up to 75 percent and are typically used for working capital purposes and secured by accounts receivable and/or inventory. These lines are generally allowed in amounts up to $5 million and can be issued with maturities of up to 5 years.

•
504 Loans—These are real estate loans in which the lender can advance up to 90 percent of the purchase price; retain 50 percent as a first trust deed; and, have a Certified Development Company (CDC) retain the 2nd position for 40 percent of the total cost. CDCs are licensed by the SBA. Required equity of the borrower is 10 percent. Terms of the first trust deed are typically similar to market rates for conventional real estate loans, while the CDC establishes rates and terms for the second trust deed loan.

•
SBA Express—These loans offer a 50 percent guaranty by the SBA and are made in amounts up to a maximum of $350,000 (although the SBA temporarily increased the maximum limit to $1 million on October 8, 2010 for a period of one year). These loans are typically revolving lines and have maturities of up to 7 years.

SBA lending is subject to federal legislation that can affect the availability and funding of the program. This dependence on legislative funding might cause future limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business.
The Company’s portfolio of SBA loans is subject to certain risks, including, but not limited to: (i) the effects of economic downturns on the Southern California economy; (ii) interest rate increases; (iii) deterioration of the value of the underlying collateral; and (iv) deterioration of a borrower’s or guarantor's financial capabilities. We attempt to reduce the exposure of these risks through: (a) reviewing each loan request and renewal individually; (b) adhering to written loan policies; (c) adhering to SBA policies and regulations; (e) obtaining independent third party appraisals; and (f) obtaining external independent credit reviews. SBA loans normally require monthly installment payments of principal and interest and therefore are continually monitored for past due conditions. In general, the Company receives and reviews financial statements and other documents of borrowing customers on an ongoing basis during the term of the relationship and responds to any deterioration identified.
At December 31, 2014, SBA loans totaled $36.2 million, or 0.9 percent of the total loans and leases, compared to $27.4 million, or 1.1 percent of the total loans and leases at December 31, 2013.
Construction Lending
Our construction lending primarily relates to SFR properties. The Company may in the future originate or purchase loans or participations in construction, renovation and rehabilitation loans on residential, multi-family and/or commercial real estate properties. At December 31, 2014, construction loans totaled $42.2 million, or 1.1 percent of the total loans and leases compared to $24.9 million, or 1.0 percent of the total loans and leases at December 31, 2013. This increase was due mainly to the BPNA Branch Acquisition as well as loan originations in 2014.
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

Commercial equipment leases are secured by the business assets being financed. The Company also obtains a commercial guaranty of the business and generally a personal guaranty of the owner(s) of the business. At December 31, 2014, commercial equipment leases totaled $85.7 million, or 2.2 percent of the total loans and leases compared to $31.9 million, or 1.3 percent of the total loans and leases at December 31, 2013. This increase was due mainly to lease originations and purchases in 2014.
Single Family Residential Mortgage Loans
The Company originates mortgage loans secured by a first deed of trust on single family residences throughout California and the United States.
The Company offers a variety of loan products catering to the specific needs of borrowers, including fixed rate and adjustable rate mortgages with either 30-year or 15-year terms. The Company offers conventional mortgages eligible for sale to Fannie Mae or Freddie Mac, government insured Federal Housing Administration (FHA) and Veteran Affairs (VA) mortgages, and non-conforming loans where the loan amount exceeds Fannie Mae or Freddie Mac limits, or the guidelines do not conform to Fannie Mae or Freddie Mac guidelines.
The Company’s residential lending activity includes both a direct-to-consumer retail residential lending business and a wholesale and correspondent mortgage business. The Company has also purchased pools of seasoned SFR mortgage loans, primarily through The Palisades Group.
In the retail business, Company loan officers are located either in our call center in Irvine, Bank branches in San Diego, Orange, and Los Angeles Counties, or loan production offices throughout California and in Arizona, Oregon, Virginia, Indiana, Maryland, Colorado, Idaho, and Nevada, and originate mortgage loans directly to consumers. The wholesale mortgage business originates residential mortgage loans submitted to the Company by outside mortgage brokers for underwriting and funding. The correspondent mortgage business acquires residential mortgage loans originated by outside mortgage bankers. The Company does not originate loans defined as high cost by state or federal regulators.
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
The Company generally underwrites SFR mortgage loans based on the applicant’s income and credit history and the appraised value of the subject property. Generally, the Company requires private mortgage insurance for conventional loans with a loan to value greater than 80 percent of the lesser of the appraised value or purchase price, and FHA insurance or a VA guaranty for government loans. Properties securing our SFR mortgage loans are appraised by independent fee appraisers approved by management. The Company requires borrowers to obtain title insurance, hazard insurance, and flood insurance, if necessary.
The Company currently originates SFR mortgage loans on either a fixed or an adjustable rate basis, as consumer demand and the Bank’s risk management dictates. The Company’s pricing strategy for SFR mortgage loans includes setting interest rates that are competitive with other local financial institutions and mortgage originators.
Adjustable-rate mortgage (ARM) loans are offered with flexible initial and periodic repricing dates, ranging from one year to ten years through the life of the loan. The Company uses a variety of indices to reprice ARM loans. During the year ended December 31, 2014, the Company originated $1.50 billion of SFR ARM loans with terms up to 30 years.
The Company sells a majority of the SFR mortgage loans it originates to various investors in the secondary market and may not service these loans after sale of the loans. The Company generally retains the right to service adjustable rate mortgage loans held for investment, as well as conventional loans sold to Fannie Mae and Freddie Mac and FHA and VA loans issued in Ginnie Mae securities. The Company generally does not retain the right to service loans sold to private investors after sale of the loans. Loans sold to investors are subject to certain indemnification provisions, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions. In addition, if a customer defaults on a mortgage payment within the first few payments after the loan is sold, the Company may be required to repurchase the loan at the full amount and reimburse any premium paid by the purchaser.
The Company also purchases closed residential mortgage loans that meet the Bank's underwriting guidelines from other banks or mortgage bankers through its correspondent division. Purchased loans are underwritten by the Bank prior to purchase and contain representations and warranties from the seller concerning the accuracy of the credit file and compliance with regulations.

At December 31, 2014, SFR mortgage loans totaled $1.17 billion, or 29.7 percent of the total loans and leases compared to $1.29 billion, or 52.6 percent of the total loans and leases at December 31, 2013. Of the total SFR mortgage loans at December 31, 2014, $272.6 million, or 23.3 percent, were fixed rate, and $899.1 million, or 76.7 percent, were adjustable rate. Of the total SFR mortgage loans at December 31, 2013, $334.2 million, or 26.0 percent, were fixed rate, and $952.3 million, or 74.0 percent, were adjustable rate. The decrease in total SFR mortgage loans was mainly due to the Company’s sale of three seasoned SFR loan pools in 2014 with an aggregate carrying value of $82.6 million. The decrease in percentage to the total loans and leases was mainly due to the amount of commercial and industrial, commercial real estate, and multi-family loans acquired in the BPNA Branch Acquisition and the Company's strategy to grow and diversify the loan and lease portfolio. The Company also had $1.19 billion and $714.4 million of SFR mortgage loans held for sale at December 31, 2014 and 2013, respectively.
Acquisitions of Seasoned SFR Mortgage Loan Pools. The acquisition program implemented and executed by the Company initially in 2012 and enhanced in 2013 with the acquisition of The Palisades Group involves a proprietary, multifaceted due diligence process. Prior to acquiring mortgage loans, the Company, its affiliates, sub-advisors or due diligence partners typically will review the loan portfolio and conduct certain due diligence on a loan by loan basis, preparing a customized version of its diligence plan for each mortgage loan pool being reviewed that is designed to address certain identified pool specific risks. The diligence plan generally reviews several factors, including but not limited to, obtaining and reconciling property value, reviewing chain of titles, reviewing assignments, confirming lien position, reviewing regulatory compliance, updating borrower credit, certifying collateral, reviewing modification agreements and reviewing servicing notes. In certain transactions, a portion of the diligence may be provided by the seller. In those instances, the Company reviews the mortgage loan portfolio to confirm the accuracy of the provided diligence information and supplements as appropriate.
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
During the year ended December 31, 2014, the Company did not acquire any additional seasoned SFR mortgage loan pools.
During the year ended December 31, 2013, the Company completed five seasoned SFR mortgage loan pool acquisitions with unpaid principal balances and fair values of $1.02 billion and $849.9 million at their respective acquisition dates. These loan pools generally consist of seasoned re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. The Company was able to acquire these loans at a significant discount to both current property value at acquisition and note balance. At December 31, 2014, the unpaid principal balance and carrying value of these loans were $640.2 million and $571.0 million, respectively. The Company determined that certain loans in these seasoned SFR mortgage loan acquisitions reflected credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The unpaid principal balances and fair values of these loans at the respective dates of acquisition were $473.9 million and $342.1 million, respectively. At December 31, 2014, the unpaid principal balance and carrying value of these loans were $245.7 million and $206.4 million, respectively.
At December 31, 2014 and 2013, approximately 3.46 percent and 5.63 percent of the unpaid principal balance of these loans were delinquent 60 or more days, respectively, and 0.76 percent and 1.37 percent were in bankruptcy or foreclosure, respectively. Delinquencies on seasoned SFR loan pools decreased mainly due to sales of portions of these loans.
For each acquisition the Company was able to utilize its background in mortgage credit analysis to re-underwrite the borrower’s credit to arrive at what it believes to be an attractive risk adjusted return for a highly collateralized investment in performing mortgage loans. In aggregate, the purchase price of the loans was less than 62 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 83 percent of the note balance at the time of acquisition. At the time of acquisition, approximately 86 percent of the mortgage loans by current principal balance (excluding any forbearance amounts) had the original terms modified at some point since origination by a prior owner or servicer. The mortgage loans had a current weighted average interest rate of 4.39 percent, determined by current principal balance. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 655. The average property value determined by a broker price opinion by third party licensed real estate professionals at or around the time of acquisition was $292 thousand. Approximately 89.6 percent of the borrowers by current principal balance had made at least 12 monthly payments in the 12 months preceding the trade date (or, in some cases calculated as making 11 monthly payments in the 11 months preceding the trade date), and 94 percent had made nine monthly payments in the nine months preceding the trade date. The mortgage loans are secured by residences located in all 50 states and Washington DC, with California being the largest state concentration representing 31.0 percent of the note balance, and with no other state concentration exceeding 10.0 percent based upon the current note balance.
As part of the acquisition program, the Company may sell from time to time seasoned SFR mortgage loans that do not meet the Company’s investment standards. During 2014, the Company sold seasoned SFR mortgage loans with an unpaid principal balance of $119.8 million and a carrying value of $82.6 million. During 2013, the Company sold seasoned SFR mortgage loans with an unpaid principal balance of $176.6 million and a carrying value of $113.0 million. The Company recorded a net gain on sale of $8.6 million and $3.4 million for the years ended December 31, 2014 and 2013, respectively, from these sales.
Non-Traditional Mortgage Loans. The Bank's non-traditional mortgage portfolio (NTM) is comprised of three interest only products: the Green Account Loans (Green Loans), the hybrid interest only adjustable rate mortgage (ARM) and negatively amortizing ARM loans. As of December 31, 2014 and 2013, the non-traditional mortgages totaled $350.6 million or 8.9 percent and $309.6 million or 12.7 percent of the total loans and leases, respectively, which was an increase of $41.0 million or 13.2 percent.
The initial credit guidelines for the NTM portfolio were established based on borrower Fair Isaac Company (FICO) score, loan-to-value, property type, occupancy type, loan amount, and geography. Additionally from an ongoing credit risk management perspective, the Bank has assessed that the most significant performance indicators for NTMs to be loan-to-value and FICO scores. On a semi-annual basis, the Bank performs loan reviews of the NTM loan portfolio that includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models (AVM) to confirm collateral value.
Green Account Loans
Green Loans are SFR mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15-year balloon payment due at maturity. Transactions posted to the checking account are cleared on a daily basis against the loan, effectively bringing the checking account balance to zero on a daily basis. If the outstanding balance of the loan is paid down to a zero balance, excess funds remain in the linked checking account. Subsequent debit activity will use these funds before the line of credit is accessed. Although we ceased originating Green Loan accounts in 2011, existing Green Loan borrowers who continue to meet the Green Loan credit and property value requirements are entitled to continue to draw on their Green Loans. At December 31, 2014 the balance of Green Loans in our portfolio was $128.2 million, a decrease of $24.8 million from $153.0 million at December 31, 2013.
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
The Green Loans are similar to HELOCs in that they are collateralized primarily by the equity in single family residential mortgage loans. However, some Green Loans are subject to differences from HELOCs relating to certain characteristics including one-action laws. Similar to Green Loans, HELOCs allow the borrower to draw down on the credit line based on an established loan amount for a period of time, typically 10 years, requiring an interest only payment with an option to pay principal at any time. A typical HELOC provides that at the end of the term the borrower can continue to make monthly principal and interest payments based on the loan balance until the maturity date. The Green Loan is an interest only loan with a maturity of 15 years at which time the loan comes due and payable with a balloon payment. The unique payment structure also differs from a traditional HELOC in that payments are made through the direct linkage of a personal checking account to the loan through a nightly sweep of funds into the Green Loan account. This reduces any outstanding balance on the loan by the total amount deposited into the checking account. As a result, every time a deposit is made, effectively a payment to the Green Loan is made. HELOCs typically do not cause the loan to be paid down by a borrower's depositing of funds into their checking account at the same bank.
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
For SFR properties, the loan sizes ranged up to $7.0 million. As loan size increased, the maximum LTV decreases from 80 percent to 60 percent. Maximum LTVs were adjusted by 5-10 percent for specified property types such as condos. FICOs were based on the primary wage earners’ mid FICO score and the lower of two mid FICO scores for full and alternative documentation, respectively. Seventy-six percent of the FICO scores exceeded 700 at the time of origination. Loans greater than $1 million were subject to a second appraisal or third party appraisal review at origination.
Interest Only Mortgage Loans
Interest only mortgage loans are primarily single family residential first mortgage loans with payment features that allow interest only payments during the first one, three, or five years during which time the interest rate is fixed before converting to fully amortizing payments. Following the expiration of the fixed interest rate, the interest rate and payment begins to adjust on an annual basis, with fully amortizing payments that include principal and interest calculated over the remaining term of the loan. The loan can be secured by owner or non-owner occupied properties that include single family units and second homes. As of December 31, 2014, our interest only loans increased by $69.3 million, or 49.5 percent, to $209.3 million from $140.0 million at December 31, 2013. The increase was mainly due to originations in 2014.
Loans with the Potential for Negative Amortization
Negative amortization loans decreased by $3.5 million, or 21.2 percent, to $13.1 million as of December 31, 2014 from $16.6 million as of December 31, 2013. The Bank discontinued origination of negative amortization loans in 2007. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.
Other Consumer Loans (HELOCs, Home Equity Loans and Other Consumer Credit)
The Company offers a variety of secured consumer loans, including second deed of trust home equity loans and home equity lines of credit and loans secured by savings deposits. The Company also offers a limited amount of unsecured loans. The Company originates consumer and other real estate loans primarily in its market area. Consumer loans generally have shorter terms to maturity or variable interest rates, which reduce our exposure to changes in interest rates, and carry higher rates of interest than do conventional SFR mortgage loans. Management believes that offering consumer loan products helps to expand and create stronger ties to the Company’s existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Other home equity lines of credit have a 7 or 10 year draw period and require the payment of 1.0 percent or 1.5 percent of the outstanding loan balance per month (depending on the terms) or interest only payment during the draw period. Following receipt of payments, the available credit includes amounts repaid up to the credit limit. Home equity lines of credit with a 10 year draw period have a balloon payment due at the end of the draw period or then fully amortizing for the remaining term. For loans with shorter term draw periods, once the draw period has lapsed, generally the payment is fixed based on the loan balance and prevailing market interest rates at that time.
The Company proactively monitors changes in the market value of all home loans contained in its portfolio. The Company’s credit risk management policy requires the purchase of independent, third party valuations of every property in its residential loan portfolio twice during the year. The most recent valuations were completed in December 2014. The Company has the right to adjust, and has adjusted, existing lines of credit to address current market conditions subject to the terms of the loan agreement and covenants. At December 31, 2014, unfunded commitments totaled $93.9 million on other consumer lines of credit. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.
At December 31, 2014, other consumer loans totaled $166.9 million, or 4.2 percent of the total loans and leases compared to $116.0 million, or 4.7 percent of the total loans and leases at December 31, 2013.
Off-Balance Sheet Commitments
As part of its service to the Bank’s customers, the Bank from time to time issues formal commitments and lines of credit. These commitments can be either secured or unsecured. They may be in the form of revolving lines of credit for seasonal working capital needs or may take the form of commercial letters of credit or standby letters of credit. Commercial letters of credit facilitate import trade. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.

Loan and Lease Servicing
During 2013, single family residential mortgage loans held in the portfolio were serviced in house, pursuant to secondary market guidelines. In 2014, the Bank contracted with a nationally known sub-servicer to service these loans. Generally, when a borrower fails to make a payment on a mortgage loan, a late charge notice is mailed approximately 16 days after the due date. All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower prior to the loan becoming 30 days past due. If the loan becomes 60 days delinquent, the collector will generally contact the borrower by phone, send a personal letter and/or engage a field service company to visit the property in order to identify the reason for the delinquency. Once the loan becomes 90 days delinquent, contact with the borrower is made requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current. If an acceptable repayment plan has not been agreed upon and a drive-by inspection is made, a collection officer will generally initiate foreclosure or refer the account to the Company’s credit counsel to initiate foreclosure proceedings.
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
Management evaluates the Company’s ALLL on a quarterly basis, or more often if needed. Management believes the ALLL is a “critical accounting estimation” because it is based upon the assessment of various quantitative and qualitative factors affecting the collectability of loans and leases, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and leases.
The allowance consists of three elements: (i) specific valuation allowances established for probable losses on impaired loans and leases, (ii) quantitative valuation allowances calculated using loss experience for like loans and leases with similar characteristics and trends, adjusted, as necessary to reflect the impact of current conditions; and (iii) qualitative allowances based on environmental and other factors that may be internal or external to the Company.
During the year ended December 31, 2014, the Company enhanced the current methodologies, processes and controls over the ALLL, due to the Company's organic and acquisitive growth and changing profile.
The following is a synopsis of the enhancements for each component of ALLL:

•	Expand the look-back period to 28 rolling quarters to capture a full economic cycle.

•	Utilize net historical losses versus gross historical losses.

•
Expand the peer group used to determine industry average loss history to include three industry groups; 1) all U.S. financial and bank holding companies, 2) all California financial and bank holding companies, 3) the peer group average from the Uniform Bank Performance Report.

•	Apply a segment specific loss emergence period to each segment's loss rate.

•	Determine qualitative reserves is calculated at each loan segment level based on a baseline risk weighting adjusted for current risks, trends and business conditions.

•	Disaggregate certain qualitative factors to be determined on the portfolio segment level.
These enhancements resulted in an increase of $264 thousand in the ALLL as compared to what it would have been using the old methodology at December 31, 2014.
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

Our loan and lease portfolio, excluding impaired loans and leases that are evaluated individually, is evaluated by segmentation. The segmentations we currently evaluate are:

•	Commercial and industrial

•	Commercial real estate

•	Construction

•	SBA

•	Leases

•	Single family residence — 1st deeds of trust

•	Single family residence — 2nd deeds of trust

•	Other consumer
Within these loan segments, we then evaluate loans and leases not adversely classified, which we refer to as “pass” credits, separately from adversely classified loans and leases. The adversely classified loans and leases are further grouped into three credit risk rating categories: “special mention,” “substandard,” and “doubtful.” See “Loans and Leases Receivable - Asset Quality” in Item 7.
In addition, we may refer to the loans and leases classified as “substandard” and “doubtful” together as “classified” loans and leases.
Although management believes the level of the ALLL as of December 31, 2014 was adequate to absorb probable losses in the portfolio, declines in economies of the Company’s primary markets or other factors could result in losses that cannot be reasonably predicted at this time.
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
At December 31, 2014, our total ALLL was $29.5 million or 0.75 percent of the total loans and leases, as compared to $18.8 million, or 0.77 percent of the total loans and leases at December 31, 2013. The ALLL that was collectively evaluated for impairment on originated loans and leases at December 31, 2014 was $25.3 million, which represented 1.34 percent of total originated loans and leases, as compared to $17.1 million, or 1.46 percent, of total originated loans and leases at December 31, 2013. Including the non-credit impaired loans acquired through the acquisitions, the ALLL that was collectively evaluated for impairment was $28.2 million, which represents 0.85 percent of total of such loans and leases, as compared to $18.5 million, or 1.13 percent, or total of such loans and leases. The ALLL that was individually evaluated for impairment was $1.3 million at December 31, 2014 compared to $96 thousand at December 31, 2013. An unallocated ALLL of $0 and $450 thousand was held at December 31, 2014 and 2013, respectively. Assessing the ALLL is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans and leases that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable losses presently inherent in our loan and lease portfolios.
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

The Financial Institutions Group
The Company offers loans, deposits and a full range of other banking services to financial institutions, which include registered investment advisors, broker dealers, family offices, hedge funds, private equity funds and other financial services companies. The Financial Institution Group offers lending products, which include securities backed lines of credit, insurance backed lines of credit, alternative asset lines of credit, advisor acquisition finance and leveraged lending to hedge funds and private equity funds. The Financial Institutions Group also provides tailored deposit solutions to the aforementioned financial institutions.
Investment Activities
The general objectives of our investment portfolio are to provide liquidity when loan and lease demand is high, to assist in maintaining earnings when loan and lease demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. For additional information, see Item 7A.
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
Sources of Funds
General
The Company’s primary sources of funds are deposits, payments on and maturities of outstanding loans and leases and investment securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and leases and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and lease prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Company invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also generates cash through borrowings. The Company utilizes Federal Home Loan Bank advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management.
Deposits
The Bank offers a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms. The Bank's deposits consist of savings accounts, money market deposit accounts, interest and non-interest bearing demand accounts, and certificates of deposit. The Bank solicits deposits primarily in our market area and from institutional investors.
During 2012, we introduced the “One Account” and the “Preferred Account,” in order to grow a stable, high quality, core deposit base, and reduce our reliance on brokered deposits, resulting in a lower cost and more stable funding base. Core deposits, which we define as noninterest-bearing deposits, interest-bearing demand deposits, money market, savings and certificates of deposit under $100,000, excluding any brokered deposits, grew $999.7 million during 2014 and totaled $3.48 billion at December 31, 2014 and represented 74.4 percent of total deposits. Our One Account is designed to attract and serve individuals who may not need our loan products or otherwise be familiar with our Bank. We believe our service encourages them to build a full relationship with us, including lending relationships. Our Preferred Account serves customers who use the Bank as one of their primary banking relationships. Our relationship managers have successfully learned how to offer full deposit products to their loan clients and build long-term, deep relationships. Our business banking is also a key source of core deposits and, more recently, we have begun to attract core deposits from our private banking clients as well.
The Bank held brokered deposits of $763.0 million, or 16.3 percent of total deposits, at December 31, 2014. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain deposits.
The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts the Bank offers has allowed the Bank to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank tries to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to market competitive factors. Based on our experience, the Bank believes that our deposits are relatively stable sources of funds. Despite this stability, the Bank's ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

Borrowings
Although deposits are our primary source of funds, the Bank may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when the Bank desires additional capacity to fund loan and lease demand or when they meet our asset/liability management goals to diversify our funding sources and enhance our interest rate risk management. The Bank’s borrowings historically have included advances to the Bank from the Federal Home Loan Bank of San Francisco (FHLB). The Bank also has the ability to borrow from the Federal Reserve Bank of San Francisco (Federal Reserve Bank), as well as through Federal Funds and reverse repurchase agreements. In addition, the Company has borrowed through the issuance of its Senior Notes and junior subordinated amortizing notes. See Note 12 of the Notes to Consolidated Financial Statements in Item 8.
The Bank may obtain advances from the FHLB by collateralizing the advances with certain of the Bank’s mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2014, the Bank had $633.0 million in FHLB advances outstanding and the ability to borrow an additional $501.3 million. The Bank also had the ability to borrow $102.3 million from the Federal Reserve Bank as of that date. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 for additional information regarding FHLB advances. All outstanding FHLB borrowings are expected to mature in 2015.
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
The Company attracts deposits through the retail branch network, its loan productions offices, banking teams located in corporate offices, through its Treasury function, and through the internet. One of the ways the Company has been able to be competitive in this area is through its retail branch network. A greater understanding for the needs of the client is uncovered through certain sales processes utilized by the branch network. Consequently, the branches have the ability to service those needs with a variety of deposit accounts at competitive rates. Competition for deposits is principally from other commercial banks, savings institutions, and credit unions, as well as mutual funds and other alternative investments. On November 8, 2014, the Company acquired 20 full-service branches from BPNA in the Southern California banking market. Based on the most recent branch deposit data as of June 30, 2014 provided by the FDIC, the share of deposits for the Bank in Los Angeles, Orange, and San Diego counties was as follows:

As of
June 30, 2014
Los Angeles County	0.46%
Orange County	1.67%
San Diego County	0.79%
Employees
At December 31, 2014, we had a total of 1,438 full-time employees and 32 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.
Regulation and Supervision
General
The Company and the Bank are extensively regulated under federal laws.
As a financial holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended, and its primary regulator is the Board of Governors of the Federal Reserve System. As a national bank, the Bank is subject to regulation primarily by the OCC. In addition, the Bank is also subject to backup regulation from the FDIC.

Regulation and supervision by the federal banking agencies are intended primarily for the protection of customers and depositors and the Deposit Insurance Fund administered by the FDIC and not for the benefit of stockholders. Set forth below is a brief description of material information regarding certain laws and regulations that are applicable to the Company and the Bank. This description, as well as other descriptions of laws and regulations in this Form 10-K, is not complete and qualified in its entirety by reference to applicable laws and regulations.
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) enacted on July 1, 2010 is one of the most significant pieces of financial legislation since the 1930s.
The Dodd-Frank Act requires that bank holding companies, such as the Company, act as a source of financial and managerial strength for their insured depository institution subsidiaries, such as the Bank, particularly when such subsidiaries are in financial distress. The FDIC has the authority to hold a bank liable for losses it incurs in connection with another commonly controlled bank.
The FRB has extensive enforcement authority over the Company and the OCC has extensive enforcement authority over the Bank under federal law. Enforcement authority generally includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely filing of reports. Except under certain circumstances, public disclosure of formal enforcement actions by the FRB and the OCC is required by law.
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
The Company
The Company became a financial holding company effective January 17, 2014. As a bank holding company that has elected to become a financial holding company pursuant to the Bank Holding Company Act (BHCA), the Company may engage in activities permitted for bank holding companies and may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking. See “Volcker Rule” below.
The Company is required to register and file reports with, and is subject to regulation and examination by the FRB. The FRB’s approval is required for acquisition of another financial institution or holding company thereof, and, under certain circumstances, for the acquisition of other subsidiaries.
As a bank holding company, the Company is subject to the regulations of the FRB imposing capital requirements for a bank holding company, which, under regulations in effect through December 31, 2014, establishes a capital framework based on Tier 1 and Tier 2 capital generally the same as Tier 1 and a Tier 2 capital for the Bank, as described below. For bank holding companies, generally the minimum capital ratios (all on a consolidated basis) consist of a Tier 1 risk-based capital ratio of 4 percent, a total risk-based capital ratio of 8 percent and a leverage ratio of 4 percent. On an individual basis, the FRB can impose higher ratios on a bank holding company. To be considered well-capitalized, a bank holding company must have a Tier 1 risk-based capital ratio of at least 6 percent and a total risk-based capital ratio of at least 10 percent, and must not be subject to a written agreement, order or directive to maintain a specific capital measure. As of December 31, 2014, the Company was considered well-capitalized, with capital ratios in excess of those required to qualify as such. For information on changes to the capital regulations effective January 1, 2015, see "New Capital Requirements" below.
Under the FRB’s policy statement on the payment of cash dividends, a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the Company’s capital needs, asset quality, and overall financial condition. A bank holding company must give the FRB prior notice of any purchase or redemption of its equity securities if the consideration for the purchase or redemption, when combined with the consideration for all such purchases or redemptions in the preceding 12 months, is equal to 10 percent or more of its consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would be an unsafe or unsound practice or would violate any law, regulation, FRB order, or condition imposed in writing by the FRB. This notification requirement does not apply to a bank holding company that qualifies as well capitalized, received a composite rating and a rating for management of “1” or “2” in its last examination and is not subject to any unresolved supervisory issue. Regarding dividends, see "New Capital Requirements" below.
The Bank
The Bank is subject to a variety of requirements under federal law.
The Bank is required to maintain sufficient liquidity to ensure safe and sound operations. See "Liquidity" in Item 7.
The OCC has adopted guidelines establishing safety and soundness standards on such matters as loan and lease underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure, and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.
The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2014, Bank was in compliance with these reserve requirements.
FDIC Insurance
The deposits of the Bank are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States. The basic deposit insurance limit is generally $250,000 as specified in FDIC regulations.
As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank’s deposit insurance premiums for the year ended December 31, 2014 were $2.9 million. FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This assessment will continue until the bonds mature in the years 2017 through 2019. For the fiscal year ended December 31, 2014, the Bank paid $219 thousand in FICO assessments.
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
Capital Requirements
The Bank is required to maintain specified levels of regulatory capital under the capital and prompt corrective action regulations of the OCC. Through December 31, 2014, to be adequately capitalized, an institution must have had a leverage ratio of at least 4.0 percent, a Tier 1 risk-based capital ratio of at least 4.0 percent and a total risk-based capital ratio of at least 8.0 percent. Through December 31, 2014, to be well-capitalized, an institution must have had a Tier 1 leverage ratio of at least 5.0 percent, a Tier 1 risk-based capital ratio of at least 6.0 percent and total risk-based capital ratio of at least 10.0 percent. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.
The term "leverage ratio" means the ratio of Tier 1 capital to adjusted total leverage assets. The term "Tier 1 risk-based capital ratio" means the ratio of Tier 1 capital to total risk-weighted assets. The term "total risk-based capital ratio" means the ratio of total capital to total risk-weighted assets. Tier 1 capital generally consists of common stockholders’ equity and retained earnings and certain noncumulative perpetual preferred stock and related earnings, excluding most intangible assets. Total capital consists of the sum of an institution’s Tier 1 capital and the amount of its Tier 2 capital up to the amount of its Tier 1 capital. Tier 2 capital consists generally of certain permanent and maturing capital instruments, the amount of the institution’s allowance for loan and lease losses up to 1.25 percent of risk-weighted assets and certain unrealized gains on equity securities. Adjusted total leverage assets consist of total assets as specified for call report purposes, less such certain items as disallowed servicing assets and accumulated gains/losses on available-for-sale securities. Risk-weighted assets are determined under the capital regulations, which assign to every asset and off-balance sheet item a risk weight generally ranging from 0 percent to 100 percent based on the inherent risk of the asset. At December 31, 2014, the regulatory capital ratios of the Bank exceeded the ratios required to qualify as well-capitalized. See “Regulatory Capital” in Item 7.
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
The CRA assessment also is considered when the FRB reviews applications by banking institutions to acquire, merge or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office. In the case of a bank holding company applying for approval to acquire a bank, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and those records may be the basis for denying the application.

Financial Privacy Under the Requirements of the Gramm-Leach-Bliley Act (the GLBA)
The Company and its subsidiaries are required periodically to disclose to their retail customers the Company’s policies and practices with respect to the sharing of nonpublic customer information with its affiliates and others, and the confidentiality and security of that information. Under the GLBA, retail customers also must be given the opportunity to “opt out” of information-sharing arrangements with non-affiliates, subject to certain exceptions set forth in the GLBA.
Limitations on Transactions with Affiliates and Loans to Insiders
Transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank but which is not a subsidiary of the bank. The Company and its subsidiaries are affiliates of the Bank. Generally, Section 23A limits the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0 percent of the Bank’s capital stock and surplus, and imposes an aggregate limit on all such transactions with all affiliates in an amount equal to 20.0 percent of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable to the Bank, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to an affiliate, the purchase of or investment in the securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral security for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Loans to an affiliate must be collateralized.
In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders of the Bank and its affiliates. Under Section 22(h), loans to a director, executive officer or greater than 10.0 percent stockholder of the Bank or its affiliates and certain related interests may generally not exceed, together with all other outstanding loans to such person and related interests, 15.0 percent of the Bank’s unimpaired capital and surplus, plus an additional 10.0 percent of unimpaired capital and surplus for loans that are fully secured by readily marketable collateral having a value at least equal to the amount of the loan. Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as those offered in comparable transactions to other persons, and not involve more than the normal risk of repayment or present other unfavorable features. There is an exception for loans that are made pursuant to a benefit or compensation program that (i) is widely available to employees of the Bank or its affiliate and (ii) does not give preference to any director, executive officer or principal stockholder or certain related interests over other employees of the Bank or its affiliate. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of all loans to all of the executive officers, directors and principal stockholders of the Bank or its affiliates and certain related interests may not exceed 100.0 percent of the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.
The Company and its affiliates, including the Bank, maintain programs to meet the limitations on transactions with affiliates and restrictions on loans to insiders and the Company believes it is currently in compliance with these requirements.
Identity Theft
Under the Fair and Accurate Credit Transactions Act (FACT Act), the Bank is required to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft “red flags” in connection with the opening of certain accounts or certain existing accounts. Under the FACT Act, the Bank is required to adopt “reasonable policies and procedures” to (i) identify relevant red flags for covered accounts and incorporate those red flags into the program: (ii) detect red flags that have been incorporated into the program; (iii) respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and (iv) ensure the program is updated periodically, to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.
The Bank maintains a program to meet the requirements of the FACT Act and the Bank believes it is currently in compliance with these requirements.
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
New restrictions on residential mortgages were also promulgated under the Dodd-Frank Act. The provisions include (i) a requirement that lenders make a determination that at the time a residential mortgage loan is consummated the consumer has a reasonable ability to repay the loan and related costs; (ii) a ban on loan originator compensation based on the interest rate or other terms of the loan (other than the amount of the principal); (iii) a ban on prepayment penalties for certain types of loans; (iv) bans on arbitration provisions in mortgage loans; and (v) requirements for enhanced disclosures in connection with the making of a loan. The Dodd-Frank Act also imposes a variety of requirements on entities that service mortgage loans.
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
The Bank is a member of the FHLB, which makes loans or advances to members. All advances are required to be fully secured by sufficient collateral as determined by the FHLB, and all long-term advances are required to provide funds for residential home financing. The Bank is required to purchase and maintain stock in the FHLB. At December 31, 2014, the Bank had $29.8 million in FHLB stock, which was in compliance with this requirement.
New Capital Requirements
Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Company and the Bank became subject to new capital regulations adopted by the FRB and the OCC, which create a new required ratio for common equity Tier 1 (CET1) capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the capital requirements.
Under the new capital regulations, the minimum capital ratios are: (i) a CET1 capital ratio of 4.5 percent of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0 percent of risk-weighted assets; (iii) a total capital ratio of 8.0 percent of risk-weighted assets; and (iv) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0 percent. CET1 generally consists of common stock, retained earnings, accumulated other comprehensive income (AOCI) unless we elect to exclude AOCI from regulatory capital, as discussed below, and certain minority interests; all subject to applicable regulatory adjustments and deductions.
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
The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150 percent risk weight (up from 100 percent ) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status, a 20 percent (up from 0 percent) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0 percent ), and a 250 percent risk weight (up from 100 percent) for mortgage servicing and deferred tax assets that are not deducted from capital.
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
The OCC’s prompt corrective action standards changed when these new capital regulations became effective. Under the new standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5 percent (new), a ratio of Tier 1 capital to risk-weighted assets of 8 percent (increased from 6 percent), a ratio of total capital to risk-weighted assets of 10 percent (unchanged), and a leverage ratio of 5 percent (unchanged), and in order to be considered adequately capitalized, it must have the minimum capital ratios described above.
Although we continue to evaluate the impact that the new capital rules will have on the Company and the Bank, we anticipate that the Company and the Bank will remain well-capitalized under the new capital rules, and will meet the capital conservation buffer requirement.
Volcker Rule
The federal banking agencies have adopted regulations, which became effective April 15, 2014 with a conformance period for certain features lasting until July 21, 2015, to implement the provisions of the Dodd-Frank Act known as the Volcker Rule. Under the regulations, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates (collectively, banking entities), are generally prohibited, subject to certain exemptions, from proprietary trading of securities and other financial instruments and from acquiring or retaining an ownership interest in a “covered fund.”
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
The term “covered fund” can include, in addition to many private equity and hedge funds and other entities, certain collateralized mortgage obligations, collateralized debt obligations and collateralized loan obligations, and other items, but it does not include wholly owned subsidiaries, certain joint ventures, or loan securitizations generally, if the underlying assets are solely loans. The term “ownership interest” includes not only an equity interest or a partnership interest, but also an interest that has the right to participate in selection or removal of a general partner, managing member, director, trustee or investment manager or advisor; to receive a share of income, gains or profits of the fund; to receive underlying fund assets after all other interests have been redeemed; to receive all or a portion of excess spread; or to receive income on a pass-through basis or income determined by reference to the performance of fund assets. In addition, “ownership interest” includes an interest under which amounts payable can be reduced based on losses arising from underlying fund assets.
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
Risks Relating to Our Recently Completed Branch Acquisition from Banco Popular North America
The success of our recently completed acquisition of branches from Banco Popular North America will depend on a number of uncertain factors.
The success of our recently completed acquisition of branches (the BPNA Branch Acquisition) from Banco Popular North America (BPNA) will depend on a number of factors, including, without limitation:

•	our ability to successfully integrate the BPNA branches into our current operations;

•	our ability to limit outflow of deposits held by our new customers in the BPNA branches and to retain interest-earning assets (i.e., loans) acquired in the BPNA Branch Acquisition;

•	the credit quality of loans acquired as part of the BPNA Branch Acquisition;

•	our ability to attract new deposits and to generate new interest-earning assets;

•
our success in deploying the cash received in the BPNA Branch Acquisition, on a timely basis, into assets, including loans and investment securities, bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	our ability to control the incremental noninterest expense from the BPNA branches in a manner that enables us to maintain a favorable overall efficiency ratio;

•	our ability to retain and attract appropriate personnel to staff the BPNA branches; and

•	our ability to earn acceptable levels of noninterest income, including fee income, from the BPNA branches.
No assurance can be given that we will be able to integrate the BPNA branches successfully, that the BPNA Branch Acquisition will not expose us to unknown material liabilities, that the operation of the BPNA branches will not adversely affect our results of operations, that we will be able to achieve results in the future similar to those achieved by our existing banking business, that we will be able to compete effectively in new market areas, or that we will be able to manage growth resulting from the BPNA Branch Acquisition effectively. The difficulties or costs we may encounter in the integration could materially and adversely affect our results of operations and financial condition.
The pricing of deposits and loan run-off rates could be substantially different than what we have projected in connection with our planning for the BPNA Branch Acquisition and the integration of the acquired branches.
It is not known whether we will be able to retain loan and deposit relationships acquired in the BPNA Branch Acquisition over time.
We will need to convert customer loan and deposit data from BPNA’s data processing system to our data processing systems. Problems or errors in the customer account conversion process, and customer interface required to replace certain BPNA products and services with comparable products and services of the Bank, could adversely affect customer relationships, increase run-off of deposit and loan customers and result in unexpected charges and costs. Similarly, run-off could increase if we are not able to cost effectively service particular BPNA loan or deposit products with special features. An unanticipated increase in the run-off rate could increase the effective cost to us of the BPNA Branch Acquisition.
The credit quality of loans associated with the BPNA Branch Acquisition may be poorer than expected, which would require us to increase our allowance for loan losses and negatively affect our operating results.
The Bank acquired $1.07 billion of loans related to the BPNA branches. As part of our due diligence on the BPNA branches, we reviewed a sample of these loans in various categories and found them to be of acceptable credit quality. Our examination of these loans was made using the same criteria, analyses and collateral evaluations that we have traditionally used in the ordinary course of our business. Although we believe the loans we acquired are of acceptable credit quality, and nonperforming loans, non-accrual loans or other real estate owned were generally excluded from the BPNA Branch Acquisition, no assurance can be given as to the future performance of these loans.

We may fail to realize the growth prospects and cost savings anticipated as a result of the BPNA Branch Acquisition.
The success of the BPNA Branch Acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects we expect to result from the addition of the BPNA branches. We may never realize these business opportunities and growth prospects. Integrating operations will be complex and will require significant efforts and expenditures on the part of both us and BPNA. Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures and the cost of integration may exceed our expectations. We may also be required to make unanticipated capital expenditures or investments in order to maintain, improve or sustain the BPNA branches we acquired or take write-offs or impairment charges or recognize amortization expenses resulting from the BPNA Branch Acquisition and may be subject to unanticipated or unknown liabilities relating to the BPNA branches we acquired. We might experience increased competition that limits our ability to expand our business, and we might not be able to capitalize on expected business opportunities, including retaining current customers of BPNA. If any of these factors limit our ability to integrate the new branches successfully or on a timely basis, the expectations of future results of operations following the BPNA Branch Acquisition might not be met.
It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties or our ability to achieve the anticipated benefits of the BPNA Branch Acquisition and could harm our financial performance.
We have incurred and will continue to incur significant transaction and acquisition-related integration costs in connection with the BPNA Branch Acquisition.
We have developed a plan to integrate the BPNA branches we acquired. Although we anticipate achieving cost synergies in connection with the BPNA Branch Acquisition, we also expect to incur costs to implement such cost savings measures. We have incurred, and anticipate that we will continue to incur certain non-recurring charges in connection with this integration, including charges associated with integrating processes and systems. At this time, we cannot identify the timing, nature and amount of all such charges. Further, we have incurred, and currently expect to continue to incur significant transaction costs that will be charged as an expense in the period incurred. The significant transaction costs and acquisition-related integration costs could materially adversely affect our results of operations in the period in which such charges are recorded or our cash flow in the period in which any related costs are actually paid. The net benefit associated with the anticipated elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the BPNA branches, may not be achieved in the near term, or at all. Accordingly, the cost and operational savings may not be achievable in our anticipated amount or timeframe or at all. Investors should not place undue reliance on the anticipated benefits of the BPNA Branch Acquisition in making an investment decision with respect to our securities.
Risks Relating to Our Internal Control Over Financial Reporting
We have recently taken a number of actions to remediate a material weakness in our internal control over financial reporting. We may be at risk for future material weaknesses, particularly if the new control measures we implemented do not continue to operate effectively.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. In 2014, as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2013, our quarterly report on Form 10-Q/A for the quarterly period ended March 31, 2014 and our quarterly reports on Form 10-Q for the quarterly periods ended June 30, 2014 and September 30, 2014, management identified immaterial errors related to prior financial reporting periods that indicated certain deficiencies existed in our internal control over financial reporting. Management concluded that, for the 2013 reporting period, these deficiencies, when aggregated, could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies resulted in a material weakness.
A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As described in Item 9A of this Annual Report on Form 10-K, we have recently taken a number of actions to remediate the material weakness referred to above. Our management has determined that these remediation actions were effectively designed and demonstrated effective operations for a sufficient period of time to enable us to conclude that this material weakness had been remediated as of December 31, 2014. However, we must continue to monitor and evaluate the new control measures we implemented to ensure that they continue to operate effectively and we may be at risk for future material weaknesses, particularly if these measures do not continue to operate effectively. If additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, this could result in material misstatements in our consolidated financial statements and/or adversely affect our ability to timely file our annual and quarterly reports under the Securities Exchange Act of 1934, either of which could have a negative effect on the trading prices of our securities and our ability to access the capital markets.
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
There are risks associated with our growth strategy. To the extent that we grow through acquisitions, we cannot ensure that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or other assets, as well as other expansion activities, involves various risks including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of integrating acquired banks or branches, the risk of loss of customers and/or employees of the acquired institution or branch, executing cost savings measures, not achieving revenue enhancements and otherwise not realizing the transaction’s anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management’s attention from ongoing business operations, may require investment in integration and in development and enhancement of additional operational and reporting processes and controls, and may subject us to additional regulatory scrutiny. To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders.
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
In addition to the risks presented by the recently completed BPNA Branch Acquisition, our acquisitions of PBOC, The Palisades Group, RenovationReady and CS Financial may present certain risks to our business and operations.
We completed our acquisitions of PBOC and The Palisades Group on July 1, 2013 and September 11, 2013, respectively, and our wholly owned subsidiary, the Bank completed the acquisitions of RenovationReady and CS Financial on January 31, 2014 and October 31, 2013, respectively. Difficulties in capitalizing on the opportunities presented by these acquisitions may prevent us from fully achieving the expected benefits from the acquisitions, or may cause the achievement of such expected benefits to take longer than expected.
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
Our financial condition and results of operations are dependent on the economy, particularly in the Bank’s market areas. A deterioration in economic conditions in the market areas we serve may impact our earnings adversely and could increase the credit risk of our loan and lease portfolio.
Our primary market area is concentrated in the greater San Diego, Orange, and Los Angeles counties. Adverse economic conditions in any of these, market areas can reduce our rate of growth, affect our customers’ ability to repay loans and leases and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely.
A deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

•	Demand for our products and services may decline;

•	Loan and lease delinquencies, problem assets and foreclosures may increase;

•	Collateral for our loans and leases may further decline in value; and

•	The amount of our low-cost or non-interest-bearing deposits may decrease.
We cannot accurately predict the effect of the weakness in the national economy on our future operating results.
The national economy in general and the financial services sector in particular continue to face significant challenges. We cannot accurately predict the possibility of the economy’s return to recessionary conditions or to a period of economic weakness, which would adversely impact the markets we serve. Any deterioration in national or local economic conditions would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and any economic weakness could present substantial risks for the banking industry and for us.
There are risks associated with our lending activities and our allowance for loan and lease losses may prove to be insufficient to absorb probable incurred losses in our loan and lease portfolio.
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
If our loan and lease losses exceed our allowance for loan and lease losses, our business, financial condition and profitability may suffer.
The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans and leases. In determining the amount of the allowance for loan and lease losses, we review our loans and leases and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan and lease losses may not be sufficient to cover losses inherent in our loan and lease portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan and lease losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of our control, may require an increase in the allowance for loan and lease losses. Our allowance for loan and lease losses was 0.75 percent of total loans and leases held for investment and 76.81 percent of nonperforming loans and leases at December 31, 2014. In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of further charge-offs, based on judgments different than that of management. If charge-offs in future periods exceed the allowance for loan and lease losses, we will need additional provisions to increase the allowance for loan and lease losses. Any increases in the provision for loan and lease losses will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.
Our business may be adversely affected by credit risk associated with residential property and declining property values.
At December 31, 2014, $1.30 billion, or 33.0 percent of our total loans and leases, was secured by single family residential mortgage loans and home equity lines of credit. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the California housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.
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
We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices, including: analyzing a borrower’s credit history, financial statements, tax returns and cash flow projections; valuing collateral based on reports of independent appraisers; and verifying liquid assets. Although we believe that our underwriting criteria are, and historically have been, appropriate for the various kinds of loans we make, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and consumer behavior. In addition, our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors. Finally, we may have higher credit risk, or experience higher credit losses, to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. At December 31, 2014, 80.4 percent of our commercial real estate loans and 93.4 percent of our originated SFR mortgage loans were secured by collateral in Southern California. Deterioration in real estate values and underlying economic conditions in Southern California could result in significantly higher credit losses to our portfolio.
Our non-traditional and interest-only single-family residential loans expose us to increased lending risk.
Many of the residential mortgage loans we have originated for investment consisted of non-traditional SFR mortgage loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of loan-to-value ratios or debt-to-income ratios, loan terms, loan size (exceeding agency limits) or other exceptions from agency underwriting guidelines.
Moreover, many of these loans do not meet the qualified mortgage definition established by the Consumer Financial Protection Bureau (the CFPB), and therefore contain additional regulatory and legal risks. See "-Rulemaking changes by the CFPB in particular are expected to result in higher regulatory and compliance costs that may adversely affect our financial condition and results of operations.” In addition, the secondary market demand for nonconforming mortgage loans generally is limited, and consequently, we may have a difficult time selling the nonconforming loans in our portfolio were we to decide to do so.
In the case of interest-only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status. Since the borrower’s monthly payment may increase by a substantial amount, even without an increase in prevailing market interest rates, the borrower might not be able to afford the increased monthly payment. In addition, interest-only loans have a large, balloon payment at the end of the loan term, which the borrower may be unable to pay. Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to 110 percent of the original loan to value ratio during the first five years the loan is outstanding, with payments adjusting periodically as provided in the loan documents, potentially resulting in higher payments by the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline, and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their loans to pay off their mortgage obligations. For these reasons, interest-only loans and negative amortization loans are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of realized losses.
Our income property loans, consisting of commercial and multi-family real estate loans, involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.
We originate commercial and multi-family real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed in a timely manner or at all, the borrower’s ability to repay the loan may be impaired. Commercial and multi-family real estate loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multi-family real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.
If we foreclose on a commercial or multi-family real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or groups of related borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As of December 31, 2014, our commercial and multi-family real estate loans totaled $1.96 billion, or 49.5 percent of our total loans and leases.
Our portfolio of Green Loans subjects us to greater risks of loss.
We have a portfolio of Green Account home equity loans which generally have a fifteen year draw period with interest-only payment requirements, and a balloon payment requirement at the end of the draw period. The Green Loans include an associated “clearing account” that allows all types of deposit and withdrawal transactions to be performed by the borrower during the term. We ceased originating new Green Loans in 2011; however, existing Green Loan borrowers are entitled to continue to draw on their Green Loans. At December 31, 2014, the balance of Green Loans in our portfolio totaled $128.2 million, or 3.2 percent of our total loans and leases.
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
We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property is taken in as other real estate owned (OREO), and at certain other times during the asset’s holding period. Our net book value (NBV) in the loan at the time of foreclosure and thereafter is compared to the updated market value (fair value) of the foreclosed property less estimated selling costs. A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, the fair value of our investments in OREO may not be sufficient to recover our NBV in such assets, resulting in the need for additional write-downs. Additional write-downs to our investments in OREO could have a material adverse effect on our financial condition and results of operations. Our bank regulators periodically review our OREO and may require us to recognize further write-downs. Any increase in our write-downs, as required by such regulator, may have a material adverse effect on our financial condition and results of operations. As of December 31, 2014, we had OREO of $423 thousand.
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
We make our commercial and industrial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial and industrial loans may depreciate over time, be difficult to appraise and fluctuate in value. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. As of December 31, 2014, our commercial and industrial loans totaled $490.9 million, or 12.4 percent of our total loans and leases.
We are exposed to risk of environmental liabilities with respect to real properties which we may acquire.
In recent years, due to weakness of the U.S. economy and, more specifically, the California economy, including higher levels of unemployment than the nationwide average and declines in real estate values, many borrowers have been unable to meet their loan repayment obligations and, as a result, we have had to initiate foreclosure proceedings with respect to and take title to an increased number of real properties that had collateralized their loans. As an owner of such properties, we could become subject to environmental liabilities and incur substantial costs for any property damage, personal injury, investigation and clean-up that may be required due to any environmental contamination that may be found to exist at any of those properties, even though we did not engage in the activities that led to such contamination. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties seeking damages for environmental contamination emanating from the site. If we were to become subject to significant environmental liabilities or costs, our business, financial condition, results of operations and prospects could be adversely affected.
The expansion of our single family residential mortgage loan originations could adversely affect our business, financial condition and results of operations.
A significant portion of our loan originations business consists of providing purchase money loans to homebuyers and refinancing existing loans. The origination of purchase money mortgage loans is greatly influenced by independent third parties involved in the home buying process such as realtors and builders. As a result, our ability to secure relationships with such independent third parties will affect our ability to grow our purchase money mortgage loan volume and, thus, our loan originations business. Our retail branches and retail call center also originate refinancings of existing mortgage loans, which are very sensitive to increases in interest rates, and may decrease significantly if interest rates rise.

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
Our mortgage banking operations provide a significant portion of our non-interest income. We generate mortgage revenues primarily from gains on the sale of single-family residential loans pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and other investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.
Secondary mortgage market conditions could have a material adverse impact on our financial condition and earnings.
In addition to being affected by interest rates, the secondary mortgage markets are subject to investor demand for single-family residential loans and mortgage-backed securities and investor yield requirements for those loans and securities. These conditions may fluctuate or even worsen in the future. Our business strategy is to originate conforming conventional and government residential mortgage loans and a portion of our nonconforming jumbo conventional residential mortgage loans for sale in the secondary market. Originating loans for sale enables us to earn revenue from fees and gains on loan sales, while reducing our credit risk on the loans as well as our liquidity requirements. We also can use the loan sale proceeds to generate new loans.
We rely on government sponsored entities- Fannie Mae, Freddie Mac and Ginnie Mae - to purchase residential mortgage loans that meet their loan requirements and on other capital markets investors to purchase a portion of our residential mortgage loans that do not meet those requirements – referred to as “nonconforming” loans. Our ability to sell residential mortgage loans readily also is dependent upon our ability to remain eligible for the programs offered by GSEs and other market participants. Any significant impairment of our eligibility to participate in the programs offered by the GSEs and other market participants could materially and adversely affect us. Further, the criteria for loans to be accepted under such programs may be changed from time-to-time by the sponsoring entity which could result in a lower volume of corresponding loan originations or other administrative costs. Reduced demand in the capital markets could cause us to retain more nonconforming loans. In addition, no assurance can be given that GSEs will not materially limit their purchases of conforming loans, including because of capital constraints, or change their criteria for conforming loans (e.g., maximum loan amount or borrower eligibility). Each of the GSEs is currently in conservatorship, with its primary regulator, the Federal Housing Agency acting as conservator. We cannot predict if, when or how the conservatorship will end, or any associated changes to the GSEs business structure and operations that could result. In addition, there are various proposals to reform the role of the GSEs in the U.S. housing finance market. The extent and timing of any such regulatory reform regarding the housing finance market and the GSEs, including whether the GSEs will continue to exist in their current form, as well as any effect on the Company’s business and financial results, are uncertain.
Significant changes in the secondary mortgage market or a prolonged period of secondary market illiquidity may reduce our loan production volumes and could have a material adverse impact on our future earnings and financial condition.

In addition, the secondary market demand for nonconforming jumbo loans generally is not as strong as the demand for conventional loans and can be volatile, reducing the demand or pricing for those loans; consequently, we may have a more difficult time selling the nonconforming jumbo loans that we originate.
Changes in interest rates may change the value of our mortgage servicing rights, which may increase the volatility of our earnings.
As a result of our sales of mortgage loans to Fannie Mae, Freddie Mac and Ginnie Mae, we have a growing portfolio of mortgage servicing rights. A mortgage servicing right is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. Our mortgage servicing rights support our mortgage banking strategies and diversify revenue streams from our mortgage banking segment.
We measure and carry all of our residential mortgage servicing rights using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.
The primary risk associated with mortgage servicing rights is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than previously estimated. Although our mortgage servicing rights diversify the revenue streams from our mortgage banking segment, the increasing size of our mortgage servicing rights portfolio may increase our interest rate risk and correspondingly, the volatility of our earnings.
At December 31, 2014 and 2013, our mortgage servicing rights had fair values of $19.1 million and $13.5 million, respectively. Changes in fair value of our mortgage servicing rights are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our mortgage servicing rights may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our mortgage servicing rights, our financial condition and results of operations would be negatively affected.
Certain hedging strategies that we use to manage investment in mortgage loans held for sale and interest rate lock commitments may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.
We use derivative instruments to hedge the interest rate risks associated with the fair value of certain mortgage loans held for sale and interest rate lock commitments. Our hedging strategies are highly susceptible to basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, hedging strategies rely on assumptions and projections regarding assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates, we may incur losses that would adversely impact earnings.
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
We believe that, as a result of the increased defaults and foreclosures during the past several years resulting in increased demand for repurchases and indemnification in the secondary market, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and would benefit from enforcing any repurchase remedies they may have. We believe that our exposure to repurchases under our representations and warranties includes the current unpaid balance of all loans we have sold. During the years ended December 31, 2014, 2013 and 2012, we sold residential mortgage loans aggregating $2.75 billion, $1.86 billion and $477 million, respectively.
To recognize the potential loan repurchase or indemnification losses, we recorded a total reserve of $8.3 million at December 31, 2014. Increases to this reserve reduce mortgage banking revenue. The determination of the appropriate level of the reserve inherently involves a high degree of subjectivity and requires us to make estimates of repurchase and indemnification risks and expected losses. The estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses.

Deterioration in the economy, an increase in interest rates or a decrease in home values could increase customer defaults on loans that were sold and increase demand for repurchases and indemnification and increase our losses from loan repurchases and indemnification. If we are required to indemnify loan purchasers or repurchase loans and incur losses that exceed our reserve, this could adversely affect our business, financial condition and results of operations. In addition, any claims asserted against us in the future by loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on our results of operations and financial condition.
We may not be able to maintain a strong core deposit base or other low-cost funding sources.
We expect to depend on checking, savings and money market deposit account balances and other forms of customer deposits as the primary source of funding for our lending activities. Our future growth will largely depend on our ability to maintain a strong core deposit base, to provide a less costly and more stable source of funding. It may prove difficult to maintain our core deposit base. There may be competitive pressures to pay higher interest rates on deposits, which would increase our funding costs. If customers move money out of bank deposits and into other investments (or into similar products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in reduced loan originations, which could materially negatively impact our growth strategy and results of operations.
Other-than-temporary impairment charges in our investment securities portfolio could result in losses and adversely affect our continuing operations.
As of December 31, 2014, the Company’s investment securities portfolio consisted of 92 securities, 49 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s private label residential mortgage-backed securities and agency residential mortgage-backed securities, as discussed below.
The Company’s private label residential mortgage-backed securities that are in a loss position had a fair value of $1.7 million with unrealized losses of $13 thousand at December 31, 2014. The Company’s agency residential mortgage-backed securities that are in a loss position had a fair value of $90.4 million with unrealized losses of approximately $605 thousand at December 31, 2014. The Company monitors to ensure it has adequate credit support and as of December 31, 2014, the Company believes there is no other than temporary impairment (OTTI) and did not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The portfolio is evaluated using either OTTI guidance provided by ASC 320 or ASC 325. Investment securities classified as available for sale or held to maturity are generally evaluated for OTTI under ASC 320. However, certain residential mortgage-backed securities that had credit ratings at time of purchase below AA are evaluated using guidance provided by ASC 325. The residential mortgage-backed securities in the Company’s portfolio referenced above were rated AA or above at purchase and are not within the scope of ASC 325. For more information about ASC 320 and ASC 325, see Note 1 of the Notes to Consolidated Financial Statements in Item 8.
We closely monitor our investment securities for changes in credit risk. The valuation of our investment securities also is influenced by external market and other factors, including implementation of SEC and Financial Accounting Standards Board guidance on fair value accounting. Accordingly, if market conditions deteriorate further and we determine our holdings of other investment securities are OTTI, our future earnings, stockholders’ equity, regulatory capital and continuing operations could be materially adversely affected.
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
Our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses.
Our enterprise risk management framework seeks to mitigate risk and loss to us. We have established comprehensive policies and procedures and an internal control framework designed to provide a sound operational environment for the types of risk to which we are subject, including credit risk, market risk (interest rate and price risks), liquidity risk, operational risk, compliance risk, strategic risk, and reputational risk. However, as with any risk management framework, there are inherent limitations to our current and future risk management strategies, including risks that we have not appropriately anticipated or identified. In certain instances, we rely on models to measure, monitor and predict risks. However, these models are inherently limited because they involve techniques, including the use of historical data in some circumstances, and judgments that cannot anticipate every economic and financial outcome in the markets in which we operate, nor can they anticipate the specifics and timing of such outcomes. There is no assurance that these models will appropriately capture all relevant risks or accurately predict future events or exposures. Accurate and timely enterprise-wide risk information is necessary to enhance management’s decision-making in times of crisis. If our enterprise risk management framework proves ineffective or if our enterprise-wide management information is incomplete or inaccurate, we could suffer unexpected losses, which could materially adversely affect our results of operations or financial condition.
In addition, our businesses and the markets in which we operate are continuously evolving. We may fail to fully understand the implications of changes in our businesses or the financial markets or fail to adequately or timely enhance our enterprise risk framework to address those changes. If our enterprise risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, regulatory requirements, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates.
An important aspect of our enterprise risk management framework is creating a risk culture in which all employees fully understand that there is risk in every aspect of our business and the importance of managing risk as it relates to their job functions. We continue to enhance our enterprise risk management program to support our risk culture, ensuring that it is sustainable and appropriate to our role as a major financial institution. Nonetheless, if we fail to create the appropriate environment that sensitizes all of our employees to managing risk, our business could be adversely impacted. For more information on our risk management framework, see “Item 1. Business-Lending Activities-Governance.”
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry.
The held for sale loan balance in our mortgage banking business represents mortgage loans that are in the process of being sold to various investors. Loan balances steadily accumulate and then decrease at the time of sale. We fund these balances through short term funding, primarily through FHLB advances, which require collateral. In the event we experience a significant increase in our held for sale loan balances, our liquidity could be negatively impacted as we increase our short term borrowings and therefore our required collateral. Although we have access to other sources of contingent liquidity, we could be materially and adversely affected if we fail to effectively manage this risk.

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
At December 31, 2014, we held $19.1 million of bank-owned life insurance (BOLI) on certain key and former employees and executives, with a cash surrender value of $19.1 million. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.
If our investment in the Federal Home Loan Bank of San Francisco becomes impaired, our earnings and stockholders’ equity could decrease.
At December 31, 2014, we owned $29.8 million in Federal Home Loan Bank (FHLB) stock. We are required to own this stock to be a member of and to obtain advances from our FHLB. This stock is not marketable and can only be redeemed by our FHLB. Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.
We rely on numerous external vendors.
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third party vendor or is renewed on terms less favorable to us.
We are subject to certain risks in connection with our use of technology.
Our security measures may not be sufficient to mitigate the risk of a cyber attack or cyber theft.
Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.
Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could result in significant legal liability and significant damage to our reputation and our business.
Our security measures may not protect us from systems failures or interruptions.
While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
The occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.
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
The Company and the Bank are heavily regulated. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, and not stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan and lease losses and determine the level of deposit insurance premiums assessed.
The federal banking regulatory agencies have adopted rules to implement a new global regulatory standard on bank capital adequacy referred to as Basel III, as well as to implement the capital requirements under the Dodd-Frank Act. The new rules increase minimum capital ratios, add a new minimum common equity ratio, add a new capital conservation buffer, and change the risk-weightings of certain assets. The new rules became effective January 1, 2015, with some changes transitioned to full effectiveness over two to four years.
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
Regulations under the Dodd-Frank Act significantly impact our operations, and we expect to continue to face increased regulation. These regulations may affect the manner in which we do business and the products and services that we provide, affect or restrict our ability to compete in our current businesses or our ability to enter into or acquire new businesses, reduce or limit our revenue or impose additional fees, assessments or taxes on us, intensify the regulatory supervision of us and the financial services industry, and adversely affect our business operations. The Dodd-Frank Act, among other things, established a Consumer Financial Protection Bureau (the CFPB) with broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation. Many of the provisions of the Dodd-Frank Act have extended implementation periods and require extensive additional rulemaking, guidance and interpretation by various regulatory agencies. The Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation. While some rules have been finalized or issued in proposed form, many have yet to be proposed. It is impossible to predict when all such additional rules will be issued or finalized, and what the content of such rules will be. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings. We expect that the Dodd-Frank Act, including current and future rules implementing its provisions and the interpretations of those rules, will reduce our revenues, increase our expenses, require us to change certain of our business practices, increase the regulatory supervision of us, increase our capital requirements and impose additional assessments and costs on us, and otherwise adversely affect our business.
Rulemaking changes implemented by the CFPB in particular are expected to result in higher regulatory and compliance costs that may adversely affect our financial condition and results of operations.
As indicated above, the Dodd-Frank Act created the CFPB, a new, independent federal agency with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above, fair lending laws and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. In the case of banks, such as the Bank, with total assets of less than $10 billion, this examination and enforcement authority is held by the institution’s primary federal banking regulator (the OCC, in the case of the Bank).
The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.
The CFPB has finalized a number of significant rules which impact nearly every aspect of the lifecycle of a residential mortgage loan. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the reasonable ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time.
In order to comply with the CFPB rules, we have made significant changes to our residential mortgage business, including investments in technology, training of our personnel, changes in the loan products we offer, changes in compensation of our loan originators and mortgage brokers that do business with us, and a reduction in fees that we charge, We are continuing to analyze the impact that such rules may have on our business. In addition to the exercise of its rulemaking authority, the CFPB’s supervisory powers entitle the CFPB to examine institutions for violations of consumer lending laws, even in the absence of consumer complaints or damages.

Compliance with the rules and policies adopted by the CFPB has limited the products we may permissibly offer to some or all of our customers, or limit the terms on which those products may be issued, or may adversely affect our ability to conduct our business as previously conducted, including our residential mortgage lending business. We may also be required to add compliance personnel or incur other significant compliance-related expenses. Our business, financial condition, results of operations and/or competitive position may be adversely affected as a result.
The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.
In July 2013, the FRB and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all banking organizations. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5 percent of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6 percent of risk-weighted assets) and assigns higher risk weightings (150 percent) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5 percent of common equity tier 1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.
While our current capital levels exceed the new capital requirements, our capital levels could decrease in the future as a result of factors such as acquisitions, faster than anticipated growth, reduced earnings levels, operating losses and other factors. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in our inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.
We are subject to federal and state and fair lending laws, and failure to comply with these laws could lead to material penalties.
Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.
Non-compliance with the Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions or operating restrictions.
The Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions or restrictions that could have a material adverse effect on our strategic initiatives. Several banking institutions have received large fines, or suffered limitations on their operations, for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

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
Our holding company relies on dividends from the Bank and The Palisades Group for substantially all of its income and the net proceeds of capital raising transactions are currently the primary source of funds for cash dividends to our preferred and common stockholders.
Our primary source of revenue at the holding company level is earnings of available cash and securities and dividends from the Bank and The Palisades Group and we currently rely on the net proceeds of capital raising transactions as the primary source of funds for cash dividends to our preferred and common stockholders. To the extent we are limited in our ability to raise capital in the future, our ability to pay cash dividends to our stockholders could likewise be limited, especially if we are unable to increase the amount of dividends the Bank pays to us. The OCC regulates and, in some cases, must approve the amounts the Bank pays as dividends to us. If either the Bank or The Palisades Group is unable to pay dividends to us, then we may not be able to service our debt, including our Senior Notes and junior subordinated amortizing notes, pay our other obligations or pay cash dividends on our preferred and common stock. Our inability to service our debt, pay our other obligations or pay dividends to our stockholders could have a material adverse impact on our financial condition and the value of your investment in our securities.
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
The Company has a significant deferred tax asset that may or may not be fully realized.
The Company has a significant deferred tax asset (DTA) and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2014, the Company had a net deferred tax asset of $16.4 million.
Our ability to utilize our DTA to offset future taxable income may be significantly limited if the Company experiences an “ownership change” under the Internal Revenue Code.
At December 31, 2014, the Company had net DTA of $16.4 million. The Company’s ability to utilize its DTA to offset future taxable income may be significantly limited if the Company experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, referred to herein as the Code. In general, an ownership change will occur if there is a cumulative change in the Company’s ownership by “5-percent or more stockholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. If this were to occur, the Company would be subject to an annual limitation on its pre-ownership change DTA equal to the value of the corporation immediately before the ownership change, provided that the annual limitation would be increased each year to the extent that there is an unused limitation in a prior year.
We may experience future goodwill impairment.
If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are based on a complex model using, among other things, estimated cash flows and industry pricing multiples. Based on the Company's 2014 goodwill impairment testing, the fair values of the three reporting units, commercial banking, mortgage banking and financial advisory and asset management, were in excess of their carrying value. If the fair values of the three reporting units were less than their book value of total common stockholders' equity for an extended period of time, the Company would consider this and other factors, including the anticipated cash flows of each of the reporting units, to determine whether goodwill is impaired. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.
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
New lines of business or new products and services may subject us to additional risks.
From time to time, we may seek to implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results. New lines of business and/or new products or services also could subject us to additional regulatory requirements, increased scrutiny by our regulators and other legal risks.
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
We may not be able to generate sufficient cash to service our debt obligations, including our obligations under the Senior Notes and junior subordinated amortizing notes.
Our ability to make payments on and to refinance our indebtedness, including the Senior Notes and junior subordinated amortizing notes, will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Senior Notes and junior subordinated amortizing notes.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be unable to provide new loans, other products or to fund our obligations to existing customers and otherwise implement our business plans, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes and junior subordinated amortizing notes. As a result, we may be unable to meet our scheduled debt service obligations. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions of assets or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
Our debt level may harm our financial condition and results of operations.
As of December 31, 2014, we had $633.0 million of advances from the Federal Home Loan Bank, $84.8 million in Senior Notes and $12.5 million in junior subordinated amortizing notes. We also had 82,250 shares of preferred stock outstanding, with a liquidation preference of $1,000 per share, issued and outstanding. Our level of indebtedness could have important consequences to you, because:

•	It could affect our ability to satisfy our financial obligations, including those relating to the Senior Notes and junior subordinated amortizing notes;

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
Our business could be negatively affected as a result of actions of activist stockholders.
Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through various corporate actions. We have had activist investors acquire ownership positions in our common stock and initiate communications with us or others in order to pursue action we believe is designed to benefit them in a manner that may come at our expense or be to the detriment of other stockholders. Responding to actions by activist stockholders can disrupt our operations, adversely affect our profitability or business prospects, and divert the attention of management and our employees from executing our strategic plan discussed under “Item 1. Business-Strategy.” Any perceived uncertainties as to our future direction or strategy arising from activist stockholder initiatives could also cause increased reputational, operational, financial, regulatory and other risks, harm our ability to raise new capital, or adversely affect the market price or increase the volatility of our securities.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
As of December 31, 2014, the Company conducts its operations from its main and executive offices at 18500 Von Karman Avenue, Suite 1100, Irvine, California, 37 branch offices in Los Angeles, Orange and San Diego counties, and 67 loan production offices in California, Arizona, Oregon, Virginia, Indiana, Maryland, Colorado, Idaho, and Nevada. On November 8, 2014, the Company acquired 20 full-service branches with certain real properties from BPNA in the Southern California banking market. See further discussion in Note 6 of the Notes to Consolidated Financial Statements in Item 8.
Item 3. Legal Proceedings
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such currently pending litigation.
As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, on December 14, 2011, CMG Financial Services, Inc. (CMG) initiated a patent lawsuit against Pacific Trust Bank, the predecessor of the Bank, in the United States District Court for the Central District of California (the Court) alleging infringement of U.S. Patent No. 7,627,509 (the Action) relating to the origination and servicing of loans with characteristics similar to the Bank’s Green Accounts, a product that the Bank no longer originates. On September 19, 2014, the Court entered final judgment in favor of the Bank, declaring CMG’s patent invalid and dismissing the suit against the Bank, with prejudice. On September 25, 2014, CMG filed a notice of appeal of the final judgment with the U.S. Court of Appeals for the Federal Circuit. On January 27, 2015, CMG filed its opening brief in the appeal and the Bank’s opposition to the appeal is due April 16, 2015. The Company and its counsel believe the appeal is without merit and the resolution of the matter is not expected to have a material impact on the Company’s business, financial condition or results of operations, though no assurance can be given in this regard.
Item 4. Mine Safety Disclosures
Not applicable

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s voting common stock (symbol BANC) has been listed on the NYSE since May 29, 2014 and prior to that date was listed on the NASDAQ Global Market. The Company’s Class B Non-Voting Common Stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The approximate number of holders of record of the Company’s voting common stock as of December 31, 2014 was 1,824. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. There was one holder of record of the Company’s Class B Non-Voting Common Stock as of December 31, 2014. At December 31, 2014 there were 35,829,763 shares and 34,190,740 shares of voting common stock issued and outstanding, respectively, and 609,195 shares of Class B non-voting common stock issued and outstanding. The following table presents quarterly market information for the Company’s voting common stock for the two years ended December 31, 2014 and 2013.

	Market Price Range
	High	Low	Dividends
Quarter ended December 31, 2014	$11.85	$10.47	$0.12
Quarter ended September 30, 2014	$12.28	$10.64	$0.12
Quarter ended June 30, 2014	$12.71	$9.78	$0.12
Quarter ended March 31, 2014	$13.84	$12.00	$0.12
			$0.48

Quarter ended December 31, 2013	$14.57	$12.45	$0.12
Quarter ended September 30, 2013	$15.54	$13.24	$0.12
Quarter ended June 30, 2013	$13.86	$11.06	$0.12
Quarter ended March 31, 2013	$12.33	$10.26	$0.12
			$0.48
Dividend Policy
The timing and amount of cash dividends paid to the Company’s preferred and common stockholders depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. The ability of Banc of California, Inc. to pay cash dividends to its preferred and common stockholders depends, in large part, upon its receipt of dividends from the Bank and The Palisades Group, because Banc of California, Inc. has limited sources of income other than dividends from the Bank and The Palisades Group. There were no dividends paid from the Bank to Banc of California, Inc. during 2014. For a description of the regulatory restrictions on the ability of the Bank to pay dividends to Banc of California, Inc., and on the ability of Banc of California, Inc. to pay dividends to its stockholders, see “Regulation and Supervision” in Item 1.
As of December 31, 2014, the Company had 82,250 shares of preferred stock issued and outstanding, consisting of 32,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (Series A Preferred Stock), 10,000 shares of Non-Cumulative Perpetual Preferred Stock, Series B, liquidation amount $1,000 per share (Series B Preferred Stock), and 40,250 shares of 8.00 percent Non-Cumulative Perpetual Preferred Stock, Series C, liquidation amount $1,000 per share (Series C Preferred Stock and together with the Series A Preferred Stock and Series B Preferred Stock, the Preferred Stock). Each series of the Preferred Stock ranks equally (pari passu) with each other series of the Preferred Stock and senior to our common stock in the payment of dividends and in the distribution of assets on any liquidation, dissolution or winding up of Banc of California, Inc.

Issuer Purchases of Equity Securities
The following table presents information for the three months ended December 31, 2014 with respect to repurchases by the Company of its common stock:

	Purchases of Equity Securities by the Issuer
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From October 1, 2014 to October 31, 2014	—	$—	—	897,958
From November 1, 2014 to November 30, 2014	—	$—	—	897,958
From December 1, 2014 to December 31, 2014	—	$—	—	897,958
Total	—	$—	—
The Company has a practice of buying back stock for tax purposes pertaining to employee benefit plans, and does not count these purchases toward the allotment of the shares. The Company has not purchased any shares during the three months ended December 31, 2014 related to tax liability sales for employee stock benefit plans.
Issuance of Shares Related to CS Financial Acquisition
Effective October 31, 2013, the Company acquired CS Financial, a California corporation and Southern California-based mortgage banking firm controlled by former Company director and current Bank executive Jeffrey T. Seabold and in which certain relatives and entities affiliated with the Company’s Chairman and Chief Executive Officer Steven A. Sugarman also owned certain minority, non-controlling interests. As part of the acquisition consideration, upon achievement of certain performance targets by the Bank’s lending activities following the acquisition of CS Financial, the Company is obligated to issue up to 92,781 shares (Performance Shares). On October 31, 2014, the Company issued an aggregate of 30,925 of the Performance Shares. The issuance and sale of the 30,925 shares was exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving any public offering. For additional information regarding this transaction and the individuals who received the 30,925 Performance Shares on October 31, 2014, see Note 25 of the Notes to Consolidated Financial Statements in Item 8.

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
The following graph shows a comparison of stockholder return on Banc of California, Inc.’s voting common stock with the cumulative total returns for: (i) the NYSE Composite Index; (ii) the NASDAQ Composite (U.S.) Index; (iii) the Standard and Poor’s (S&P) 500 Financials Index; and (iv) the KBW Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance.

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Banc of California, Inc.	100.00	254.88	203.60	253.80	287.92	256.51
NYSE Composite	100.00	110.84	104.07	117.52	144.75	150.86
NASDAQ Composite (1)	100.00	116.91	114.81	133.07	184.06	208.71
S&P 500 Financials	100.00	112.12	93.00	119.79	162.47	187.17
KBW Bank Index	100.00	122.24	92.20	120.07	162.16	173.87

(1)
The NASDAQ Composite (U.S.) Index was used in the Company's last performance graph, and is used again in this performance graph, because the listing of the Company's voting common stock moved from the NASDAQ Global Market to the New York Stock Exchange effective May 29, 2014.

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

	As of or For the Year Ended December 31,
	2014 (5)	2013 (6)	2012 (7)	2011	2010
	($ in thousands, except per share data)
Selected financial condition data:
Total assets	$5,971,571	$3,628,023	$1,682,702	$999,041	$861,621
Cash and cash equivalents	231,199	110,118	108,643	44,475	59,100
Loans and leases receivable, net	3,919,642	2,427,306	1,234,023	775,609	678,175
Loans held for sale	1,187,090	716,733	113,158	—	—
Other real estate owned, net	423	—	4,527	14,692	6,562
Securities available-for-sale	345,695	170,022	121,419	101,616	64,790
Bank owned life insurance	19,095	18,881	18,704	18,451	18,151
Time deposits in financial institutions	1,900	1,846	5,027	—	—
FHLB and other bank stock	42,241	22,600	8,842	6,972	8,323
Deposits	4,671,831	2,918,644	1,306,342	786,334	646,308
Total borrowings	726,569	332,320	156,935	20,000	75,000
Total stockholders' equity	503,589	324,869	188,757	184,495	136,009
Selected operations data:
Total interest income	$188,139	$120,511	$55,031	$35,177	$40,944
Total interest expense	32,862	23,282	8,479	6,037	10,788
Net interest income	155,277	97,229	46,552	29,140	30,156
Provision for loan and lease losses	10,976	7,963	5,500	5,388	8,957
Net interest income after provision for loan and lease losses	144,301	89,266	41,052	23,752	21,199
Total non-interest income	145,637	96,743	36,619	4,913	4,879
Total non-interest expense	264,161	178,670	71,560	31,689	22,217
Income/(loss) before income taxes	25,777	7,339	6,111	(3,024)	3,861
Income tax (benefit)/expense	(4,541)	7,260	115	(296)	1,036
Net income/(loss)	30,318	79	5,996	(2,728)	2,825
Dividends paid on preferred stock	3,640	2,185	1,359	534	960
Net income/(loss) available to common stockholders	26,678	(2,106)	4,637	(3,262)	1,865
Basic earnings/(loss) per total common share	$0.91	$(0.14)	$0.40	$(0.31)	$0.37
Diluted earnings/(loss) per total common share	$0.91	$(0.14)	$0.40	$(0.31)	$0.37
Performance ratios:
Return on average assets (1)	0.70%	—%	0.45%	(0.31)%	0.32%
Return on average equity	7.33%	0.03%	3.17%	(1.71)%	2.59%
Dividend payout ratio (2)	52.75%	—%	120.00%	—%	67.57%
Net interest spread	3.54%	3.49%	3.49%	3.31%	3.38%
Net interest margin (3)	3.72%	3.67%	3.69%	3.48%	3.58%
Ratio of operating expense to average total assets	6.07%	6.44%	5.33%	3.54%	2.50%
Efficiency ratio (4)	87.79%	92.11%	86.04%	93.06%	63.41%
Ratio of average interest-earning assets to average interest-bearing liabilities	122.06%	121.07%	127.14%	124.20%	115.23%
Asset quality ratios:
Allowance for loan and lease losses (ALLL)	$29,480	$18,805	$14,448	$12,780	$14,637
Nonperforming loans and leases	$38,381	$31,648	$22,993	$19,254	$38,830

Nonperforming assets	$38,804	$31,648	$27,520	$33,946	$45,392
Nonperforming assets to total assets	0.65%	0.87%	1.64%	3.40%	5.27%
ALLL to nonperforming loans and leases	76.81%	59.42%	62.84%	66.38%	37.70%
ALLL to total loans and leases	0.75%	0.77%	1.16%	1.62%	2.11%
Capital Ratios:
Total stockholders' equity to total assets	8.43%	8.95%	11.22%	18.47%	15.79%
Average equity to average assets	9.51%	9.55%	14.11%	17.89%	12.25%

(1)	Not meaningful for the year ended December 31, 2013 due to the amount of net income for the year.

(2)
Ratio of dividends declared per common shares to basic earnings per common share. Not applicable for the years ended December 31, 2013 and 2011 due to the net loss attributable to common stockholders for the years.

(3)	Net interest income divided by average interest-earning assets.

(4)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

(5)	The Company completed its acquisition of RenovationReady and the BPNA Branch Acquisition on January 31, 2014 and November 8, 2014, respectively.

(6)	The Company completed its acquisitions of PBOC, The Palisades Group and CS Financial on July 1, 2013, September 10, 2013 and October 31, 2013, respectively.

(7)	The Company completed its acquisitions of Beach and Gateway on July 1, 2012 and August 18, 2012, respectively.
Non-GAAP Financial Measures
Return on Average Tangible Common Equity
Return on average tangible common equity is supplemental financial information determined by a method other than in accordance with U.S. generally accepted accounting principles (GAAP). This non-GAAP measure is used by management in its analysis of the Company's performance. Average tangible common equity is calculated by subtracting average preferred stock, average goodwill, and average other intangible assets from average stockholders’ equity. Banking and financial institution regulators also exclude goodwill and other intangible assets from stockholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of the Company, as it provides a method to assess management’s success in utilizing tangible capital. This disclosure should not be viewed as a substitution for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	($ in thousands)
Average total shareholders' equity	$413,454	$264,818	$189,411	$159,959	$108,969
Less average preferred stock	(79,877)	(56,284)	(31,934)	(10,849)	(15,955)
Less average goodwill	(32,326)	(15,872)	(3,517)	—	—
Less average other intangible assets	(11,739)	(9,580)	(2,723)	—	—
Average tangible common equity	$289,512	$183,082	$151,237	$149,110	$93,014

Net income (loss)	$30,318	$79	$5,996	$(2,728)	$2,825
Less preferred stock dividends	(3,640)	(2,185)	(1,359)	(534)	(960)
Add amortization of intangible assets, net of tax (1)	2,651	1,723	452	—	—
Add impairment on intangible assets, net of tax (1)	31	690	—	—	—
Adjusted net income (loss)	$29,360	$307	$5,089	$(3,262)	$1,865

Return on average equity	7.33%	0.03%	3.17%	(1.71)%	2.59%
Return on average tangible common equity	10.14%	0.17%	3.36%	(2.19)%	2.01%
(1) Utilized a 35 percent tax rate

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
The Company follows accounting and reporting policies and procedures that conform, in all material respects, to U.S. generally accepted accounting principles and to practices generally applicable to the financial services industry, the most significant of which are described in Note 1 of the Notes to Consolidated Financial Statements in Item 8. The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make judgments and accounting estimates that affect the amounts reported for assets, liabilities, revenues and expenses in the Consolidated Financial Statements and accompanying notes, and amounts disclosed as contingent assets and liabilities. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.
Accounting estimates are necessary in the application of certain accounting policies and procedures that are particularly susceptible to significant change. Critical accounting policies are defined as those that require the most complex or subjective judgment and are reflective of significant uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management has identified the Company's most critical accounting policies and accounting estimates, which have been discussed with the appropriate committees of the Board of Directors, as follows:
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
If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. If management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the OTTI related to other factors will be recognized in other comprehensive income (loss), net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If management intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in stockholders’ equity) and not recognized in income until the security is ultimately sold.

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
Allowance for Loan and Lease Losses
The allowance for loan and lease losses is a reserve established through a provision for loan and lease loses charged to expense, and represents management’s best estimate of probable losses that may be incurred within the existing loan and lease portfolio as of the balance sheet date. Subsequent recoveries, if any, are credited to the allowance. The Company performs an analysis of the adequacy of the allowance at least on a quarterly basis. Management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for loan and lease losses is dependent upon a variety of factors beyond the Company’s control, including performance of the Company’s loan portfolio, the economy, changes in interest rates, and regulatory authorities altering their loan classification guidance.
The allowance consists of three elements: (i) specific valuation allowances established for probable losses on impaired loans and leases, (ii) quantitative valuation allowances calculated using loss experience for like loans and leases with similar characteristics and trends, adjusted, as necessary to reflect the impact of current conditions; and (iii) qualitative allowances based on environmental and other factors that may be internal or external to the Company.
During the year ended December 31, 2014, the Company enhanced the current methodologies, processes and controls over the allowance for loan and lease losses (ALLL), due to the Company's organic and acquisitive growth and changing profile.
The following is a synopsis of the enhancements for each component of ALLL:

•	Expand the look-back period to 28 rolling quarters to capture a full economic cycle.

•	Utilize net historical losses versus gross historical losses.

•
Expand the peer group used to determine industry average loss history to include three industry groups; 1) all U.S. financial and bank holding companies, 2) all California financial and bank holding companies, 3) the peer group average from the Uniform Bank Performance Report.

•	Apply a segment specific loss emergence period to each segment's loss rate.

•	Determine qualitative reserves is calculated at each loan segment level based on a baseline risk weighting adjusted for current risks, trends and business conditions.

•	Disaggregate certain qualitative factors to be determined on the portfolio segment level.
These enhancements resulted in an increase of $264 thousand in the ALLL as compared to what it would have been using the old methodology at December 31, 2014.
Mortgage Loan Repurchase Obligations and Reserve for Loss on Repurchased Loans
In the ordinary course of business, as loans held for sale are sold, the Bank makes standard industry representations and warranties about the loans. The Bank may have to subsequently repurchase certain loans or reimburse certain investor losses due to defects that occurred in the origination of the loans. Such defects include documentation or underwriting errors. In addition, certain investor contracts require the Bank to repurchase loans from previous whole loan sales transactions that experience early payment defaults. If there are no such defects or early payment defaults, the Bank has no commitment to repurchase loans that it has sold. The level of reserve for loss on repurchased loans is an estimate that requires considerable management judgment. The Bank’s reserve is based upon the expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased, and include first and second trust deed loans. At the point the loans are repurchased, the associated reserves are transferred to the allowance for loan and lease losses. At the point when loss reimbursements are made directly to the investor, the reserve for loss on repurchased loans is charged for the losses incurred.
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
The first step of the goodwill impairment test is performed, when considered necessary, by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second step would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded for the difference.
The Company tests its goodwill for impairment annually as of August 31 (the Measurement Date). At the Measurement Date, the Company, in accordance with ASC 350-20-35-3, evaluated, based on the weight of evidence, the significance of all qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The assessment of qualitative factors at the Measurement Date indicated that it is not more likely than not that impairment existed; as a result no further testing was performed.
The Company realigned its management reporting structure at December 31, 2014 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the realignment, management reallocated goodwill to the new reporting unit using a relative fair value approach. The carrying value of goodwill allocated to the reportable segments was $29.5 million and $2.1 million to Commercial Banking segment and Mortgage Banking segment, respectively, at December 31, 2014.
Determining the fair value of a reporting unit involves several management estimates, including developing a discounted cash flow valuation model which utilizes variables such as revenue growth rates, expense trends, discount rates, and terminal values. Based upon an evaluation of key data and market factors, management selects from a range, the specific variables to be incorporated into the valuation model. Projected future cash flows are discounted using estimated rates based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to the reporting unit. The Company utilizes both an income approach and a market approach to arrive at an indicated fair value range for the reporting unit. The comparable company method and transaction method is used to corroborate the income approach, giving an indication of the fair value of equity of the reporting units, by including banks with significant geographic or product line overlap to the Company and its reporting units.

There was no impairment indicated as a result of the Step 1 test performed as of December 31, 2014. The fair value of the Commercial Banking and Mortgage Banking reporting units where goodwill resides significantly exceeded the carrying value at December 31, 2014.
Even though there was no goodwill impairment at December 31, 2014, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s consolidated financial statements.
Other intangible assets consist of core deposit intangibles, customer relationship intangibles, and trade name intangibles arising from whole bank and their subsidiaries acquisitions, and are generally amortized on an accelerated method over their estimated useful lives of 2-10 years and 1-20 years, respectively. Trade name intangibles are indefinite lived and evaluated for impairment on an annual basis or more if necessary.
Deferred Income Taxes
Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. Accounting guidance requires that companies assess whether a valuation allowance should be established against the deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.
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
At December 31, 2014, the Company had no valuation allowance and had a net deferred tax asset of $16.4 million. At December 31, 2013, the Company had a valuation allowance of $17.3 million, resulting in a net deferred tax asset of $0.

Executive Overview
This overview of management’s discussion and analysis highlights selected information in the financial results of the Company. For a more complete understanding of trends, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document. Each of these items could have an impact on the Company’s financial condition and results of operations.
Banc of California, Inc. is a financial holding company and the parent of Banc of California, National Association, a national bank (the Bank), The Palisades Group, LLC, an SEC-registered investment advisor that provides financial advisory and asset management services to third parties, including the Bank, with respect to the purchase, sale and management of residential mortgage loans (The Palisades Group), and PTB Property Holdings, LLC, an entity formed to hold real estate, cash and fixed income investments (PTB). Prior to October 11, 2013, Banc of California, Inc. was a multi-bank holding company with two banking subsidiaries, Pacific Trust Bank, a federal savings bank (PacTrust Bank or Pacific Trust Bank) and The Private Bank of California (Beach Business Bank prior to July 1, 2013). On October 11, 2013, Banc of California, Inc. became a one-bank holding company when Pacific Trust Bank converted from a federal savings bank to a national bank and changed its name to Banc of California, National Association, and immediately thereafter The Private Bank of California was merged into Banc of California, National Association. On January 17, 2014, Banc of California, Inc. became a financial holding company.
The Company was incorporated under Maryland law in March 2002, and in July 2013, the Company changed its name from “First PacTrust Bancorp, Inc.” to “Banc of California, Inc.” As noted above, in October 2013, the Company’s subsidiary banks merged to form a single, national bank subsidiary under the name Banc of California, National Association. The Bank has one wholly owned subsidiary, CS Financial, Inc., which was acquired on October 31, 2013.
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
The Bank offers a variety of financial services to meet the banking and financial needs of the communities we serve. The Bank is headquartered in Orange County, California and as of December 31, 2014, the Bank operated 37 branches in San Diego, Orange, and Los Angeles Counties in California and 67 loan production offices in California, Arizona, Oregon, Virginia, Indiana, Maryland, Colorado, Idaho, and Nevada.
The principal business of the Bank consists of attracting retail deposits from the general public and investing these funds primarily in commercial, consumer and real estate secured loans. The Bank solicits deposits in its market area and, to a lesser extent, from institutional depositors nationwide and may accept brokered deposits.
The Bank’s deposit product and service offerings include checking, savings, money market, certificates of deposit, retirement accounts as well as mobile, online, cash and treasury management, card payment services, remote deposit, ACH origination, employer/employee retirement planning, telephone banking, automated bill payment, electronic statements, safe deposit boxes, direct deposit and wire transfers. Bank customers also have the ability to access their accounts through a nationwide network of over 55,000 surcharge-free ATMs.

2014 Highlights

•	Completed the acquisition of RenovationReady® on January 31, 2014.

•	Completed underwritten public offerings of common stock for gross proceeds of $57.9 million and 8.00% tangible equity units for gross proceeds of $69.0 million on May 21, 2014.

•	Completed the private placement of common stock to OCM BOCA Investor, LLC and Patriot Financial Partners, L.P. for gross proceeds of $49.9 million on November 7, 2014.

•	Completed the BPNA Branch Acquisition on November 8, 2014.

•	Total interest and dividend income for the year ended December 31, 2014 increased by $67.6 million, or 56.1 percent, to $188.1 million from $120.5 million for the year ended December 31, 2013.

•	Net interest margin was 3.72 percent and 3.67 percent for the years ended December 31, 2014 and 2013, respectively.

•	Net interest income for the year ended December 31, 2014 increased by $58.0 million, or 59.7 percent, to $155.3 million from $97.2 million for the year ended December 31, 2013.

•
Noninterest income for the year ended December 31, 2014 increased by $48.9 million, or 50.5 percent, to $145.6 million from $96.7 million for the year ended December 31, 2013. The Company recognized net revenue on mortgage banking activities of $95.4 million and $67.9 million for the years ended December 31, 2014 and 2013, respectively.

•
Noninterest expense for the year ended December 31, 2014 increased by $85.5 million, or 47.8 percent, to $264.2 million from $178.7 million for the year ended December 31, 2013. The increase relates predominantly to a higher salaries and employee benefits expense related to increased headcount as a result of growth and the acquisitions the Company completed during 2014.

•
Total assets increased by $2.34 billion, or 64.6 percent, to $5.97 billion at December 31, 2014 from $3.63 billion at December 31, 2013, due primarily to the BPNA Branch Acquisition, an increase in loans held for sale and an increase in cash and cash equivalents. Average total assets increased to $4.35 billion for the year ended December 31, 2014 from $2.77 billion for the year ended December 31, 2013, due mainly to the BPNA Branch Acquisition and the effect of a full year following the acquisitions the Company completed during 2013.

•
Loans and leases receivable, net of allowance for loan and lease losses, increased by $1.49 billion, or 61.5 percent, to $3.92 billion at December 31, 2014 from $2.43 billion at December 31, 2013 as a result of increased loan production and the BPNA Branch Acquisition. Loans held for sale increased by $470.4 million, 65.6 percent, to $1.19 billion at December 31, 2014 from $716.7 million at December 31, 2013 due to more originations than sales during the year. Average total loans and leases increased to $3.81 billion for the year ended December 31, 2014 from $2.22 billion for the year ended December 31, 2013, due mainly to the BPNA Branch Acquisition and the effect of a full year following the PBOC acquisition, which was completed on July 1, 2013.

•
Total deposits increased by $1.75 billion, or 60.1 percent, to $4.67 billion at December 31, 2014 from $2.92 billion at December 31, 2013, due mainly to the BPNA Branch Acquisition. Average total deposits increased to $3.53 billion for the year ended December 31, 2014 from $2.31 billion for the year ended December 31, 2013, due mainly to the BPNA Branch Acquisition and the effect of a full year following the PBOC acquisition, which was completed on July 1, 2013.

RESULTS OF OPERATIONS
The following table presents condensed statements of operations for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Interest and dividend income	$188,139	$120,511	$55,031
Interest expense	32,862	23,282	8,479
Net interest income	155,277	97,229	46,552
Provision for loan and lease losses	10,976	7,963	5,500
Noninterest income	145,637	96,743	36,619
Noninterest expense	264,161	178,670	71,560
Income before income taxes	25,777	7,339	6,111
Income tax (benefit) expense	(4,541)	7,260	115
Net income	30,318	79	5,996
Preferred stock dividends	3,640	2,185	1,359
Net income (loss) available to common stockholders	$26,678	$(2,106)	$4,637
Basic earnings (loss) per common share	$0.91	$(0.14)	$0.40
Diluted earnings (loss) per common share	$0.91	$(0.14)	$0.40
Basic earnings (loss) per class B common share	$0.91	$(0.14)	$0.40
Diluted earnings (loss) per class B common share	$0.91	$(0.14)	$0.40
For the year ended December 31, 2014, the Company recorded net income of $30.3 million, an increase of $30.2 million from net income of $79 thousand for the year ended December 31, 2013 and an increase of $24.3 million from net income of $6.0 million for the year ended December 31, 2012. Preferred stock dividends were $3.6 million, $2.2 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, and net income (loss) available to common stockholders was $26.7 million, $(2.1) million and $4.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the years indicated:

	Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	($ in thousands)
Interest-earning assets:
Total loans and leases (1)	$3,805,239	$180,761	4.75%	$2,217,421	$116,673	5.26%	$1,053,240	$51,942	4.93%
Securities	225,182	5,158	2.29%	153,229	2,632	1.72%	115,467	2,736	2.37%
Other interest-earning assets (2)	146,097	2,220	1.52%	276,420	1,206	0.44%	97,902	353	0.36%
Total interest-earning assets	4,176,518	188,139	4.50%	2,647,070	120,511	4.55%	1,266,609	55,031	4.34%
Allowance for loan and lease losses	(22,354)			(17,332)			(11,968)
BOLI and non-interest earning assets (3)	194,462			143,538			88,203
Total assets	$4,348,626			$2,773,276			$1,342,844
Interest-bearing liabilities:
Savings	$967,803	9,121	0.94%	$756,625	7,994	1.06%	$261,667	1,096	0.42%
Interest-bearing checking	735,156	7,629	1.04%	339,731	2,041	0.60%	29,802	99	0.33%
Money market	692,464	2,788	0.40%	371,058	1,901	0.51%	67,569	271	0.40%
Certificates of deposit	662,183	4,873	0.74%	558,994	4,115	0.74%	556,326	4,494	0.81%
FHLB advances	267,816	527	0.20%	74,712	269	0.36%	54,030	348	0.64%
Long-term debt and other interest-bearing liabilities	96,279	7,924	8.23%	85,333	6,962	8.16%	26,840	2,171	8.09%
Total interest-bearing liabilities	3,421,701	32,862	0.96%	2,186,453	23,282	1.06%	996,234	8,479	0.85%
Noninterest-bearing deposits	468,077			287,325			141,573
Non-interest-bearing liabilities	45,394			34,680			15,626
Total liabilities	3,935,172			2,508,458			1,153,433
Total stockholders’ equity	413,454			264,818			189,411
Total liabilities and stockholders’ equity	$4,348,626			$2,773,276			$1,342,844
Net interest income/spread		$155,277	3.54%		$97,229	3.49%		$46,552	3.49%
Net interest margin (4)			3.72%			3.67%			3.69%
Ratio of interest-earning assets to interest-bearing liabilities	122.06%			121.07%			127.14%

(1)
Total loans and leases are net of deferred fees, related direct cost and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Loan fees of $71 thousand, $1.7 million and $615 thousand and accretion of discount on purchased loans of $34.8 million, $20.3 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, are included in the interest income.

(2)	Includes average balance of FHLB stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $19.0 million, $18.8 million and $18.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(4)	Net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2014 vs. 2013			Year Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Net Increase	Increase (Decrease) Due to		Net Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Total loans and leases	$76,396	$(12,308)	$64,088	$61,036	$3,695	$64,731
Securities	1,477	1,049	2,526	761	(865)	(104)
Other interest-earning assets	(794)	1,808	1,014	765	88	853
Total interest-earning assets	77,079	(9,451)	67,628	62,562	2,918	65,480
Interest-bearing liabilities:
Savings	2,057	(930)	1,127	3,822	3,076	6,898
Interest-bearing checking	3,439	2,149	5,588	1,802	140	1,942
Money market	1,364	(477)	887	1,535	95	1,630
Certificates of deposit	759	(1)	758	22	(401)	(379)
FHLB advances	427	(169)	258	106	(185)	(79)
Long-term debt and other interest-bearing liabilities	900	62	962	4,772	19	4,791
Total interest-bearing liabilities	8,946	634	9,580	12,059	2,744	14,803
Net interest income	$68,133	$(10,085)	$58,048	$50,503	$174	$50,677
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net interest income was $155.3 million for the year ended December 31, 2014, an increase of $58.0 million, or 59.7 percent, from $97.2 million for the year ended December 31, 2013.
Interest income on total loans and leases was $180.8 million for the year ended December 31, 2014, an increase of $64.1 million, or 54.9 percent, from $116.7 million for the year ended December 31, 2013. The increase in interest income on total loans and leases was due to a $1.59 billion increase in total average total loans and leases, partially offset by a 51 basis points (bps) decrease in average yield. The increase in average balance was due mainly to acquired loans of $1.07 billion from the BPNA Branch Acquisition and increases in originations of residential mortgage loans held for sale, multi-family loans, and lease financing. The decrease in average yield was mainly due to the lower yields on originated loans and leases in 2014 and a decrease in the proportion of seasoned SFR mortgage loan pools to total loans and leases where discounts on these pools generate additional interest income. Such discount accretion totaled $34.8 million and $20.3 million for the years ended December 31, 2014 and 2013.
Interest income on securities was $5.2 million for the year ended December 31, 2014, an increase of $2.5 million, or 96.0 percent, from $2.6 million for the year ended December 31, 2013. The increase in interest income on securities was due to a $72.0 million increase in average balance and a 57 bps increase in average yield. The increases were mainly due to purchases of $327.1 million of securities to reduce excess liquidity from the common stock and tangible equity units offerings, partially offset by principal payments, paydowns, calls and sales of $153.0 million during 2014.
Dividends and interest income on other interest-earning assets was $2.2 million for the year ended December 31, 2014, an increase of $1.0 million, or 84.1 percent, from $1.2 million for the year ended December 31, 2013. The increase in dividends and interest income on other interest-earning assets was due to a 108 bps increase in average yield, partially offset by a $130.3 million decrease in average balance. The increase in average yield was mainly due to a $1.3 million increase in dividend income on FHLB and other bank stocks. The decrease in average balance was mainly due to the usage of excess cash to support the growth in loans and leases and to fund the BPNA Branch Acquisition.

Interest expense on interest-bearing deposits was $24.4 million for the year ended December 31, 2014, an increase of $8.4 million, or 52.1 percent, from $16.1 million for the year ended December 31, 2013. The increase in interest expense on interest-bearing deposits was a $1.03 billion increase in average balance and a 1 bp increase in average cost. The increase in average balance was mainly due to interest-bearing deposits of $924.5 million assumed in the BPNA Branch Acquisition and $1.65 billion of deposits generated through strategic plans aiming to increase core deposits by launching interest-bearing core deposit products with enhanced features to attract high net worth depositors. The increase in average cost was due mainly to the higher interest rates on those deposits generated through strategic plans.
Interest expense on FHLB advances was $527 thousand for the year ended December 31, 2014, an increase of $258 thousand, or 95.9 percent, from $269 thousand for the year ended December 31, 2013. The increase in interest expense on FHLB advances was due mainly to a $193.1 million increase in average balance, partially offset by a 16 bps decrease in average cost. The decrease in average cost resulted from the replacement of matured long-term advances with short-term advances at lower rates.
Interest expense on long-term debt and other interest-bearing liabilities was $7.9 million for the year ended December 31, 2014, an increase of $962 thousand, or 13.8 percent, from $7.0 million for the year ended December 31, 2013. The increase was due mainly to the utilization of federal funds sold and repurchase agreements and additional interest expense incurred on the junior subordinated amortizing notes issued in the second quarter of 2014 as part of the tangible equity units.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net interest income was $97.2 million for the year ended December 31, 2013, an increase of $50.7 million, or 108.9 percent, from $46.6 million for the year ended December 31, 2012. The growth in net interest income from prior periods was largely due to higher interest income from loans partially offset by higher interest expense on deposits.
Interest income on total loans and leases was $116.7 million for the year ended December 31, 2013, an increase of $64.7 million, or 124.6 percent, from $51.9 million for the year ended December 31, 2012. The increase in interest income on total loans and leases was mainly due to a $1.16 billion increase in average balance and a 33 bps increase in average yield. The increase in average balance was due mainly to acquired loans of $385.3 million from the PBOC acquisition and purchases of the seasoned SFR mortgage loan pools with unpaid principal balances and fair values of $1.02 billion and $849.9 million at the respective acquisition dates. The increase in average yield was mainly due to the higher yields on the acquired loans from PBOC, which had a high concentration of commercial and industrial loans that generally had higher yields than mortgage loans, and on seasoned SFR mortgage loan pools where discounts on these pools generate additional interest income. Such discount accretion totaled $20.3 million and $2.2 million for the year ended December 31, 2013 and 2012, respectively.
Interest income on securities was $2.6 million for the year ended December 31, 2013, a decrease of $104 thousand, or 3.80 percent, from $2.7 million for the year ended December 31, 2012. The decrease in interest income on securities was due mainly to a 65 bps decrease in average yield, partially offset by a $37.8 million increase in average balance. The decrease in average yield was mainly due to the low interest-rate environment and the increase in average balance was mainly due to acquired securities of $219.3 million from the PBOC acquisition and purchases of $71.1 million, partially offset by sales, calls, paid offs, and pay-downs of $237.9 million during the period.
Interest expense on interest-bearing deposits was $16.1 million for the year ended December 31, 2013, an increase of $10.1 million, or 169.3 percent, from $6.0 million for the year ended December 31, 2012. The increase in interest expense on interest-bearing deposits was due to a $1.11 billion increase in average balance and a 14 bps increase in average cost. The increase in average balance was mainly due to the addition of interest-bearing deposits of $325.8 million from the PBOC acquisition and $1.37 billion of deposits generated through strategic plans aiming to increase core deposits by launching interest-bearing core deposit products with enhanced features to attract high net worth depositors, partially offset by $464.3 million of deposits sold to AWB. The increase in average cost was due mainly to the higher interest rates on those deposits generated through strategic plans.
Interest expense on FHLB advances was $269 thousand for the year ended December 31, 2013, a decrease of $79 thousand, or 22.7 percent, from $348 thousand for the year ended December 31, 2012. The decrease in interest expense on FHLB advances was due mainly to 28 bps decrease in average cost, partially offset by a $20.7 million increase in average balance. The decrease in average cost resulted from the replacement of matured long-term advances with short-term advances at lower rates.
Interest expense on long-term debt and other interest-bearing liabilities was $7.0 million for the year ended December 31, 2013, an increase of $4.8 million, or 220.7 percent, from $2.2 million for the year ended December 31, 2012. The increase was due mainly to the full-year impact on average balances of two issuances of the Company’s Senior Notes, in April and December of 2012.

Provision for Loan and Lease Losses
Provisions for loan and lease losses are charged to operations at a level required to reflect probable incurred credit losses in the loan and lease portfolio. The Company provided $11.0 million, $8.0 million and $5.5 million, respectively, for the years ended December 31, 2014, 2013 and 2012 to its provision for loan and lease losses.
On a quarterly basis, the Company evaluates the PCI loans and the loan pools for potential impairment. The Company provided $0, $707 thousand and $0, respectively, for the years ended December 31, 2014, 2013 and 2012 to the provision for loan losses for the PCI loans. The provision for losses on PCI loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding loans/loan pools and the analysis of the loan performance data since the acquisition of these loans. The Company will continue updating cash flow projections on PCI loans on a quarterly basis. Due to the uncertainty in the future performance of the PCI loans, additional impairments may be recognized in the future.
See further discussion in "Allowance for Loan and Lease Losses" in Item 7.

Noninterest Income
The following table presents the breakdown of non-interest income for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Customer service fees	$1,490	$1,942	$1,883
Loan servicing income	4,199	2,049	92
Income from bank owned life insurance	224	177	253
Net gain (loss) on sale of securities available for sale	1,183	331	(83)
Net gain on sale of loans	19,828	8,700	1,106
Net revenue on mortgage banking activities	95,430	67,890	21,310
Advisory service fees	12,904	377	—
Loan brokerage income	8,674	1,356	1
Gain on sale of branches	456	12,104	—
Bargain purchase gain	—	—	11,627
Other income	1,249	1,817	430
Total noninterest income	$145,637	$96,743	$36,619
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Noninterest income was $145.6 million for the year ended December 31, 2014, an increase of $48.9 million, or 50.5 percent, from $96.7 million for the year ended December 31, 2013. The increase in noninterest income related predominantly to increases in net revenue on mortgage banking activities, net gain on sale of loans, net gain on sale of securities available for sale, advisory service fees, loan brokerage income, and loan servicing income, partially offset by lower customer service fees and lower other income in 2014 and gain on sale of branches in 2013.
Customer service fees were $1.5 million for the year ended December 31, 2014, a decrease of $452 thousand, or 23.3 percent, from $1.9 million for the year ended December 31, 2013. The decrease was due mainly to the lower average number of customer deposit accounts as a result of the AWB branch sale in the fourth quarter of 2013, partially offset by an increase in number of deposit accounts from the BPNA Branch Acquisition in the fourth quarter of 2014.
Loan servicing income was $4.2 million for the year ended December 31, 2014, an increase of $2.2 million, or 104.9 percent, from $2.0 million for the year ended December 31, 2013. The increase was due mainly to a larger unpaid aggregate principal balance of loans being serviced as well as a sale of mortgage servicing rights of $17.8 million with a gain on sale of $2.3 million, partially offset by a loss of $1.6 million from change of fair value on mortgage servicing rights during the year ended December 31, 2014.
Net gain on the sale of securities available for sale was $1.2 million for the year ended December 31, 2014, an increase of $852 thousand, or 257.4 percent, from $331 thousand for the year ended December 31, 2013. During the year ended December 31, 2014, the Company was able to recognize higher realized gains during the period due to the current low interest rate environment, while the Company sold more undesirable investment securities to reduce risk within its investment portfolio by adjusting the mix of the portfolio to reduce private label mortgage-backed securities and increase agency mortgage-backed securities during the year ended December 31, 2013. The Company sold investment securities of $110.6 million and $127.0 million during the years ended December 31, 2014 and 2013, respectively.
Net gain on the sale of loans was $19.8 million for the year ended December 31, 2014, an increase of $11.1 million, or 127.9 percent, from $8.7 million for the year ended December 31, 2013. During the year ended December 31, 2014, the Company sold SFR mortgage loans of $916.4 million with a gain of $10.3 million, seasoned SFR mortgage loan pools of $82.6 million with a gain of $8.6 million, and SBA loans of $11.4 million with a gain of $874 thousand. During the year ended December 31, 2013, the Company sold SFR mortgage loans of $260.3 million with a gain of $2.7 million, seasoned SFR mortgage loan pools of $113.0 million with a gain of $3.4 million, SBA loans of $2.5 million with a gain of $120 thousand, and other loans of $733 thousand with a gain of $2.5 million.
Net revenue on mortgage banking activities was $95.4 million for the year ended December 31, 2014, an increase of $27.5 million, or 40.6 percent, from $67.9 million for the year ended December 31, 2013. During the year ended December 31, 2014, the Bank originated $2.82 billion and sold $2.75 billion of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $84.1 million and 3.0 percent, respectively, and loan origination fees were

$11.3 million for the year ended December 31, 2014. Included in the net gain was the initial capitalized value of our MSRs, which totaled $25.2 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the year ended December 31, 2014. During the year ended December 31, 2013, the Bank originated $1.94 billion of conforming single family residential mortgage loans and sold $1.86 billion of loans in the secondary market. The net gain and margin were $58.0 million and 3.0 percent, respectively, and loan origination fees were $9.9 million for the year ended December 31, 2013. Included in the net gain was the initial capitalized value of our MSRs, which totaled $10.9 million, on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the year ended December 31, 2013.
Advisory service fees were $12.9 million for the year ended December 31, 2014, an increase of $12.5 million from $377 thousand for the year ended December 31, 2013. The increase was mainly due to a full year income generation from The Palisades Group, which was acquired during the third quarter of 2013.
Loan brokerage income was $8.7 million for the year ended December 31, 2014, an increase of $7.3 million, or 539.7 percent, from $1.4 million for the year ended December 31, 2013. The increase was mainly due to a full year income generation from CS Financial, which was acquired by the Bank during the fourth quarter of 2013.
Gain on sale of branches of $456 thousand and $12.1 million was recognized for the years ended December 31, 2014 and 2013, respectively, for the branch sale transaction to AWB on October 4, 2013. In the AWB branch sale transaction, the Bank sold sell eight branches and related assets and deposit liabilities to AWB. The transaction was completed with a transfer of $464.3 million deposits to AWB in exchange for a deposit premium of 2.3 percent.
Other income was $1.2 million for the year ended December 31, 2014, a decrease of $568 thousand, or 31.3 percent, from $1.8 million for the year ended December 31, 2013.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Noninterest income was $96.7 million for the year ended December 31, 2013, an increase of $60.1 million from $36.6 million for the year ended December 31, 2012. The increase in noninterest income relates predominantly to increases in net revenue on mortgage banking activities, net gain on sale of loans, and gain on sale of branches, partially offset by the absence in 2013 of a bargain purchase gain recognized in 2012 for the acquisition of Gateway.
Customer service fees were $1.9 million for the year ended December 31, 2013, an increase of $59 thousand, or 3.1 percent, from $1.9 million for the year ended December 31, 2012. The change for 2013 was flat despite the increase in deposits from the PBOC acquisition, due to the sale of eight branches, which reduced the number of overall transaction accounts in this deposit category, which was the primary source of service fees.
Loan servicing income was $2.0 million for the year ended December 31, 2013, an increase of $2.0 million, or 2,127.2 percent, from $92 thousand for the year ended December 31, 2012. The increase was due mainly to the expansion of the mortgage banking activities.
Net gain on sales of securities available for sale was $331 thousand for the year ended December 31, 2013, an increase of $414 thousand, or 498.8 percent, from net loss of $83 thousand for the year ended December 31, 2012. During the year ended December 31, 2013, the Company was able to profitably reduce risk within its investment portfolio by adjusting the mix of the portfolio to reduce private label mortgage-backed securities and increase agency mortgage-backed securities.
Net gain on the sale of loans was $8.7 million for the year ended December 31, 2013, an increase of $7.6 million, or 686.6 percent, from $1.1 million for the year ended December 31, 2012. During the year ended December 31, 2013, the Company sold SFR mortgage loans of $260.3 million with a gain of $2.7 million, seasoned SFR mortgage loan pools of $113.0 million with a gain of $3.4 million, SBA loans of $2.5 million with a gain of $120 thousand, and other loans of $733 thousand with a gain of $2.5 million. During the year ended December 31, 2012, the Company sold SFR mortgage loans of $70.7 million with a gain of $626 thousand and SBA loans of $7.1 million with a gain of $647 thousand.
Net revenue on mortgage banking activities was $67.9 million for the year ended December 31, 2013, an increase of $46.6 million, or 218.6 percent, from $21.3 million for the year ended December 31, 2012. During the year ended December 31, 2013, the Bank originated $1.94 billion of conforming single family residential mortgage loans and sold $1.86 billion of loans in the secondary market. The net gain and margin were $58.0 million and 3.0 percent, respectively, and loan origination fees were $9.9 million for the year ended December 31, 2013. Included in the net gain was the initial capitalized value of our MSRs, which totaled $10.9 million, on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the year ended December 31, 2013.
During the year ended December 31, 2012, the Bank originated $518 million of conforming single family residential mortgage loans and sold $477 million of loans in the secondary market. The net gain and margin were $18.9 million and 3.7 percent, respectively, and loan origination fees were $2.8 million for the year ended December 31, 2012. Included in the net gain was the initial capitalized value of our MSRs, which totaled $441 thousand, on loans sold to Fannie Mae for the year ended December 31, 2013.
Advisory service fees were $377 thousand for the year ended December 31, 2013. The income was generated from The Palisades Group, which was acquired during the third quarter of 2013.
Loan brokerage income was $1.4 million for the year ended December 31, 2013. The income was generated from CS Financial, which was acquired by the Bank during the fourth quarter of 2013.
Gain on sale of branches of $12.1 million was recognized for the year ended December 31, 2013. On October 4, 2013, the Bank completed a branch sale transaction to AWB. In the transaction, the Bank sold eight branches and related assets and deposit liabilities to AWB. The transaction was completed with a transfer of $464.3 million deposits to AWB in exchange for a deposit premium of 2.3 percent.
Bargain purchase gain of $11.6 million was recognized for the year ended December 31, 2012 from the Gateway acquisition.
Other income was $1.8 million for the year ended December 31, 2013, an increase of $1.4 million, or 322.6 percent, from $430 thousand for the year ended December 31, 2012.

Noninterest Expense
The following table presents the breakdown of non-interest expense for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Salaries and employee benefits, excluding commissions	$127,223	$87,239	$36,446
Commissions for mortgage banking activities	35,656	23,448	5,445
Salaries and employee benefits	162,879	110,687	41,891
Occupancy and equipment	33,443	19,662	7,902
Professional fees	19,247	13,864	7,888
Data processing	5,231	4,710	3,011
Advertising	5,016	4,361	1,046
Regulatory assessments	4,182	2,535	1,519
Loan servicing and foreclosure expense	1,066	905	980
Operating loss on equity investment	689	569	364
Valuation allowance for other real estate owned	32	97	703
Net (gain) loss on sales of other real estate owned	(66)	(464)	(464)
Provision for loan repurchases	2,808	2,383	256
Amortization of intangible assets	4,079	2,651	696
Impairment on intangible assets	48	1,061	—
All other expense	25,507	15,649	5,768
Total noninterest expense	$264,161	$178,670	$71,560
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Noninterest expense was $264.2 million for the year ended December 31, 2014, an increase of $85.5 million, or 47.8 percent, from $178.7 million for the year ended December 31, 2013. The increase in noninterest expense relates predominantly to the bank and non-bank acquisitions by the Company along with growth related to the mortgage banking strategy.
Total salaries and employee benefits including commissions was $162.9 million for the year ended December 31, 2014, an increase of $52.2 million, or 47.2 percent, from $110.7 million for the year ended December 31, 2013. The increase was due mainly to additional compensation expense from an increase in the number of full-time employees resulting from the RenovationReady acquisition and BPNA Branch Acquisition, an increase in share-based compensation expense, as well as expansion in mortgage banking activities. Commission expense, which is a loan origination variable expense, related to mortgage banking activities, totaled $35.7 million and $23.4 million for the years ended December 31, 2014 and 2013, respectively. Total originations of single family residential mortgage loans for the years ended December 31, 2014 and 2013 totaled $2.82 billion and $1.94 billion, respectively.
Occupancy and equipment expenses were $33.4 million for the year ended December 31, 2014, an increase of $13.8 million, or 70.1 percent, from $19.7 million for the year ended December 31, 2013. The increase was due mainly to increased building and maintenance costs resulting from a full year of branch costs associated with the 2013 acquisitions of PBOC, The Palisades Group and CS Financial, and new branch locations associated with the BPNA Branch Acquisition and new loan production offices.
Professional fees were $19.2 million for the year ended December 31, 2014, an increase of $5.4 million, or 38.8 percent, from $13.9 million for the year ended December 31, 2013. The increases were mainly due to higher accounting, legal and consulting costs associated with the Company’s recent acquisitions and growth.
Data processing expenses were $5.2 million for the year ended December 31, 2014, an increase of $521 thousand, or 11.1 percent, from $4.7 million for the year ended December 31, 2013. The increases were mainly due to a higher volume of transactions related to loan and deposit growth.
Advertising costs were $5.0 million for the year ended December 31, 2014, an increase of $655 thousand, or 15.0 percent, from $4.4 million for the year ended December 31, 2013. The increase was mainly due to the Company's higher overall marketing cost associated with the continued expansion of its business footprint.

Regulatory assessment was $4.2 million for the year ended December 31, 2014, an increase of $1.6 million, or 65.0 percent, from $2.5 million for the year ended December 31, 2013. The increase was due to year-over-year balance sheet growth.
Provision for loan repurchases was $2.8 million and $2.4 million for the years ended December 31, 2014 and 2013, respectively. Additionally, the Company recorded initial provision for loan repurchases of $1.4 million against net revenue on mortgage banking activities during the year ended December 31, 2014. The increase was mainly due to increased volume of mortgage loan originations and sales.
Amortization of intangible assets was $4.1 million for the year ended December 31, 2014, an increase of $1.4 million, or 53.9 percent, from $2.7 million for the year ended December 31, 2013. The increase was due to the acquisitions in 2013 and 2014.
Impairment of intangible assets of $48 thousand and $1.1 million was recognized for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Company wrote off a portion of core deposit intangibles related to Beach acquisition of $48 thousand due to lower remaining deposit balances than forecasted. During the year ended December 31, 2013, the Company wrote off all remaining trade name intangibles of Beach, Gateway and PBOC of $976 thousand due to the merger of the Company's two banking subsidiaries into a single bank and a portion of core deposit intangibles on deposits acquired from Gateway of $85 thousand due to the lower remaining balance than projected.
Other expenses were $25.5 million for the year ended December 31, 2014, an increase of $9.9 million, or 63.0 percent, from $15.6 million for the year ended December 31, 2013. The increase was mainly due to costs associated with the growth in mortgage banking activities and an increase in loan sub-servicing expenses due to the growth in the loan portfolio.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Noninterest expense was $178.7 million for the year ended December 31, 2013, an increase of $107.1 million, or 149.7 percent, from $71.6 million for the year ended December 31, 2012. The increase in noninterest expense relates predominantly to the bank and non-bank acquisitions by the Company along with growth related to the mortgage banking strategy.
Total salaries and employee benefits including commissions was $110.7 million for the year ended December 31, 2013, an increase of $68.8 million, or 164.2 percent, from $41.9 million for the year ended December 31, 2012. The increase was due mainly to additional compensation expense related to an increase in the number of full-time employees resulting from the acquisitions of Beach, Gateway, PBOC, The Palisades Group, and CS Financial and expansion in mortgage banking activities. Commission expense, which is a loan origination variable expense related to mortgage banking activities, totaled $23.4 million and $5.4 million for the year ended December 31, 2013 and 2012, respectively. Total originations of single family residential mortgage loans for the year ended December 31, 2013 and 2012 were $1.94 billion and $515.3 million, respectively.
Occupancy and equipment expenses were $19.7 million for the year ended December 31, 2013, an increase of $11.8 million, or 148.8 percent, from $7.9 million for the year ended December 31, 2012. The increase was due mainly to increased building and maintenance costs associated with moving the Company headquarters to Irvine, a full year of branch costs associated with the 2012 acquisitions of Beach and Gateway, new branch locations associated with the PBOC acquisition, additional facilities costs associated with The Palisades Group and CS Financial acquisitions and new loan production offices.
Professional fees were $13.9 million for the year ended December 31, 2013, an increase of $6.0 million, or 75.8 percent, from $7.9 million for the year ended December 31, 2012. The increases were mainly due to higher accounting, legal and consulting costs associated with the Company’s acquisitions and the branch sale to AWB, costs associated with core system integration, and costs associated with information technology infrastructure updates for the year ended December 31, 2013.
Advertising costs were $4.4 million for the year ended December 31, 2013, an increase of $3.3 million, or 316.9 percent, from $1.0 million for the year ended December 31, 2012. The increases were mainly due to the overall expansion of the Company’s business footprint, print media costs associated with deposit campaign and the Company's rebranding.
Data processing expenses were $4.7 million for the year ended December 31, 2013, an increase of $1.7 million, or 56.4 percent, from $3.0 million for the year ended December 31, 2012. The increases were mainly due to a higher volume of transactions related to loan and deposit growth.
Regulatory assessment was $2.5 million for the year ended December 31, 2013, an increase of $1.0 million, or 66.9 percent, from $1.5 million for the year ended December 31, 2012. The increase was due to year-over-year balance sheet growth.
Provision for loan repurchases was $2.4 million for the year ended December 31, 2013, an increase of $2.1 million, or 830.9 percent, from $256 thousand for the year ended December 31, 2012. The increase was mainly due to increased volume of mortgage loan originations and sales at the Bank.

Amortization of intangible assets was $2.7 million for the year ended December 31, 2013, an increase of $2.0 million, or 280.9 percent, from $696 thousand for the year ended December 31, 2012. The increase was due to the acquisitions in 2012 and 2013.
Impairment of intangible assets of $1.1 million was recognized for the year ended December 31, 2013. The Company wrote off all remaining trade name intangibles of Beach, Gateway and PBOC of $976 thousand due to merger of the Company's two banking subsidiaries into a single bank and a portion of core deposit intangibles on deposits acquired from Gateway of $85 thousand due to the lower remaining balance than projected. The Company did not recognize any impairment of intangible assets for the year ended December 31, 2012.
Other expenses were $15.6 million for the year ended December 31, 2013, an increase of $9.9 million, or 171.3 percent, from $5.8 million for the year ended December 31, 2012. The increase was mainly due to costs associated with the growth in mortgage banking activity and an increase in loan sub-servicing expenses due to the increase in the size of the loan portfolio.
Income Tax Expense
For the years ended December 31, 2014, 2013 and 2012, income tax (benefit) expense was $(4.5) million, $7.3 million and $115 thousand, respectively, and the effective tax rate was (17.6) percent, 98.9 percent and 2.1 percent, respectively. The Company’s effective tax rate decreased in 2014 due to the release of the valuation allowance.
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the ability to forecast future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. As of December 31, 2014, the Company had a net deferred tax asset of $16.4 million, net of a $0 valuation allowance and as of December 31, 2013, the Company had a net deferred tax asset of $0, net of a $17.3 million valuation allowance.
On January 1, 2007, the Company adopted the provisions of ASC 740-10-25 (formerly FIN 48), which relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $5.4 million and $2.2 million at December 31, 2014 and 2013, respectively. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. At December 31, 2014, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate is $172 thousand. At December 31, 2014 and 2013, the Company had $23 thousand and $0 accrued interest or penalties.
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2010 (with the exception of Gateway Bancorp, a predecessor entity, which is currently under exam by the Internal Revenue Service for the 2008 and 2009 tax years). The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2010 (other state income and franchise tax statutes of limitations vary by state).

Operating Segment Results
The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company has identified four operating segments for purposes of management reporting: 1) Banking; 2) Mortgage Banking; 3) Financial Advisory and Asset Management; and 4) Corporate/Other. Each of these four business divisions meets the criteria of an operating segment, as each segment engages in business activities from which it earns revenues and incurs expenses and its operating results are regularly reviewed by the Company’s chief operating decision-maker, the Company's President and Chief Executive Officer or his delegate, to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available.
The principal business of the Banking segment consists of attracting deposits and investing these funds primarily in commercial, consumer and real estate secured loans. The principal business of the Mortgage Banking segment is originating conforming SFR loans and selling these loans in the secondary market. The Financial Advisory and Asset Management segment is operated by The Palisades Group and provides services of purchase, sale and management of SFR mortgage loans. The Corporate/Other segment includes the holding company and PTB, an entity formed to hold real estate. The Corporate/Other operating segment engages in business activities through the sale of other real estate owned and loans held at the holding company and incurs interest expense on debt as well as non-interest expense for corporate related activities. The operating segment results do not include allocation of centralized costs that are currently recorded in the Banking and Corporate/Other segment. The Company is currently in the process of determining the basis for calculating allocations.
The prior periods’ measurement of operating segment performance may be restated for comparability for changes in the Company’s management structure or reporting methodologies unless it is not deemed practicable to do so. The following table represents the operating segments’ financial results and other key financial measures as of or for the years ended December 31, 2014, 2013, and 2012:

	As of or For the Year Ended
	Banking	Mortgage Banking	Financial Advisory and Asset Management	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
December 31, 2014
Net interest income	$154,322	$8,455	$—	$(7,500)	$—	$155,277
Provision for loan and lease losses	10,976	—	—	—	—	10,976
Noninterest income	34,122	98,322	19,697	217	(6,721)	145,637
Noninterest expense	151,228	96,103	11,071	12,480	(6,721)	264,161
Income (loss) before income taxes	$26,240	$10,674	$8,626	$(19,763)	$—	$25,777
Total assets	$5,649,260	$309,241	$14,957	$60,593	$(62,480)	$5,971,571
December 31, 2013
Net interest income	$96,222	$7,792	$—	$(6,785)	$—	$97,229
Provision for loan and lease losses	7,963	—	—	—	—	7,963
Noninterest income	26,740	69,687	2,832	5	(2,521)	96,743
Noninterest expense	89,018	76,210	2,339	13,624	(2,521)	178,670
Income (loss) before income taxes	$25,981	$1,269	$493	$(20,404)	$—	$7,339
Total assets	$3,395,954	$222,269	$2,876	$33,974	$(27,050)	$3,628,023
December 31, 2012
Net interest income	$47,593	$1,017	$—	$(2,058)	$—	$46,552
Provision for loan and lease losses	5,500	—	—	—	—	5,500
Noninterest income	15,785	21,220	—	48	(434)	36,619
Noninterest expense	48,215	15,291	—	8,488	(434)	71,560
Income (loss) before income taxes	$9,663	$6,946	$—	$(10,498)	$—	$6,111
Total assets	$1,556,099	$119,243	$—	$71,469	$(64,109)	$1,682,702
Banking Segment
Income before income taxes from the Banking segment was $26.2 million, $26.0 million, $9.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. The increases were mainly due to increases in net interest income and noninterest income, partially offset by increases in provision for loan and lease losses and noninterest expense for the years ended December 31, 2014 and 2013.

Net interest income was $154.3 million, $96.2 million, and $47.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. For the year ended December 31, 2014, the increase was mainly due to an increase in average balance of total interest-earning assets, partially offset by a decrease in yield. For the year ended December 31, 2013, the increase was mainly due to increases in both average balance of total earnings assets and yield. The yield increased mainly due to the increase in accretion of discount of seasoned SFR mortgage loan pools.
Provision for loan and lease losses was $11.0 million, $8.0 million, and $5.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. The increases were mainly due to the increases in total loans and leases during the years ended December 31, 2014 and 2013.
Noninterest income was $34.1 million, $26.7 million, and $15.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. For the year ended December 31, 2014, the increase was mainly due to increases in net gain on sale of loans and securities, loan brokerage income, and servicing fee income, partially offset by a gain on sale of branches of $12.1 million in 2013. For the year ended December 31, 2013, the increase was mainly due to increases in net gain on sale of loans and securities, loan brokerage income, and servicing fee income, partially offset by a bargain purchase gain of $11.6 million in 2012.
Noninterest expense was $151.2 million, $89.0 million, and $48.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. The increases were mainly due to acquisitions and expansion of the business footprint.
Mortgage Banking Segment
Income before income taxes from the Mortgage Banking segment was $10.7 million, $1.3 million, and $6.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. For the year ended December 31, 2014, the increase was mainly due to increases in originations and sales in 2014. For the year ended December 31, 2013, the decrease was mainly due to an expansion of Mortgage Banking segment and adverse market conditions associated with interest rate fluctuations and falling mortgage volumes per a loan officer, which significantly increased noninterest expense as described below, partially offset by an increase in originations and sales.
Net interest income was $8.5 million, $7.8 million, and $1.0 million, and noninterest income was $98.3 million, $69.7 million, and $21.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. The increases in net interest income and noninterest income were the result of increases in origination and sales of conforming SFR mortgage loans during the years ended December 31, 2014 and 2013.
Noninterest expense was $96.1 million, $76.2 million, $15.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. The increases were mainly due to expansion of the Mortgage Banking segment, which incurred additional compensation expense related to an increase in the number of full-time employees, and a loan origination variable commission expense, and occupancy cost related to an increase in number of loan production offices.
Financial Advisory and Asset Management Segment
Income before income taxes on the Financial Advisory and Asset Management segment was $8.6 million and $493 thousand for the years ended December 31, 2014 and 2013, respectively. The Palisades Group was acquired during the third quarter of 2013.
Noninterest income, which was mainly advisory service fees, was $19.7 million and $2.8 million and noninterest expense was $11.1 million and $2.3 million for the years ended December 31, 2014 and 2013, respectively.
Corporate/Other Segment
Loss before income taxes on the Corporate/Other segment was $19.8 million, $20.4 million, and $10.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. Expenses in the Corporate/Other segment were related to interest expense on the Senior Notes and junior subordinated amortizing notes, compensation expense relating to the Banc of California, Inc. employees and directors and professional expense relating to bank and non-bank acquisitions. Total interest expense was $7.9 million, $6.9 million, and $2.2 million, and total noninterest expense was $12.5 million, $13.6 million, and $8.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

FINANCIAL CONDITION
Total assets increased by $2.34 billion, or 64.6 percent, to $5.97 billion at December 31, 2014, compared to $3.63 billion at December 31, 2013. The increase in total assets was due primarily to a $470.4 million increase in loans held for sale, a $1.49 billion increase in loans and leases receivable, net of allowance, a $175.7 million increase in securities available for sale and a $121.1 million increase in cash and cash equivalents.
Securities Available For Sale
The primary goal of our investment securities portfolio is to provide a relatively stable source of income while maintaining an appropriate level of liquidity. Investment securities provide a source of liquidity as collateral for repurchase agreements and for certain public funds deposits. Investment securities classified as available-for-sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity. All investment securities have been classified as available-for-sale securities as of December 31, 2014 and 2013.
Total investment securities available-for-sale increased by $175.7 million, or 103.3 percent, to $345.7 million at December 31, 2014, from $170.0 million at December 31, 2013, due to purchases of $327.1 million, partially offset by sales of $110.6 million, principal payments of $41.1 million, and calls and pay-offs of $1.2 million. Investment securities had a net unrealized gain of $817 thousand at December 31, 2014, compared to a net unrealized loss of $1.5 million at December 31, 2013.
The following table presents the amortized cost and fair value of the available-for-sale investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
Available for sale
SBA loan pool securities	$1,697	$18	$—	$1,715
U.S. government-sponsored entities and agency securities	1,940	42	—	1,982
Private label residential mortgage-backed securities	3,169	12	(13)	3,168
Agency mortgage-backed securities	338,072	1,363	(605)	338,830
Total securities available for sale	$344,878	$1,435	$(618)	$345,695
December 31, 2013
Available for sale
SBA loan pool securities	$1,794	$—	$(58)	$1,736
U.S. government-sponsored entities and agency securities	1,928	—	(8)	1,920
Private label residential mortgage-backed securities	14,653	135	(36)	14,752
Agency mortgage-backed securities	153,134	299	(1,819)	151,614
Total securities available for sale	$171,509	$434	$(1,921)	$170,022
December 31, 2012
Available for sale
SBA loan pool securities	$2,706	$4	$—	$2,710
U.S. government-sponsored entities and agency securities	9,660	284	—	9,944
Private label residential mortgage-backed securities	41,499	475	(128)	41,846
Agency mortgage-backed securities	66,818	335	(234)	66,919
Total securities available for sale	$120,683	$1,098	$(362)	$121,419

The following table presents the composition and maturities of the securities portfolio as of December 31, 2014:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	($ in thousands)
Available-for-sale
SBA loan pools securities	$—	—%	$—	—%	$—	—%	$1,697	2.69%	$1,697	$1,715	2.69%
U.S. government-sponsored entities and agency securities	—	—%	1,940	2.35%	—	—%	—	—%	1,940	1,982	2.35%
Private label residential mortgage-backed securities	671	1.11%	1,371	3.81%	—	—%	1,127	4.94%	3,169	3,168	3.64%
Agency mortgage-backed securities	826	0.91%	3	(0.83)%	9,276	1.53%	327,967	2.29%	338,072	338,830	2.26%
Total securities available for sale	$1,497	1.00%	$3,314	2.95%	$9,276	1.53%	$330,791	2.30%	$344,878	$345,695	2.28%
At December 31, 2014 and 2013, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of stockholders’ equity.
The following table presents proceeds from sales and calls of securities and the associated gross gains and losses realized through earnings upon the sale of available for sale securities for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Gross realized gains on sales of securities available for sale	$1,221	$438	$19
Gross realized losses on sales of securities available for sale	(38)	(107)	(102)
Net realized gains (losses) on sales of securities available for sale	$1,183	$331	$(83)
Proceeds from sales of securities available for sale	$111,764	$127,298	$11,940
Tax expense on sales of securities available for sale	$498	$—	$—
Securities available for sale with carrying values of $27.1 million and $63.0 million as of December 31, 2014 and 2013, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses at December 31, 2014 and 2013 by security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2014
Available for sale
SBA loan pool securities	$—	$—	$—	$—	$—	$—
U.S. government-sponsored entities and agency securities	—	—	—	—	—	—
Private label residential mortgage-backed securities	372	(9)	1,355	(4)	1,727	(13)
Agency mortgage-backed securities	68,200	(332)	22,212	(273)	90,412	(605)
Total securities available for sale	$68,572	$(341)	$23,567	$(277)	$92,139	$(618)
December 31, 2013
Available for sale
SBA loan pool securities	$1,736	$(58)	$—	$—	$1,736	$(58)
U.S. government-sponsored entities and agency securities	1,920	(8)	—	—	1,920	(8)
Private label residential mortgage-backed securities	2,064	(11)	3,913	(25)	5,977	(36)
Agency mortgage-backed securities	114,104	(1,790)	1,821	(29)	115,925	(1,819)
Total securities available for sale	$119,824	$(1,867)	$5,734	$(54)	$125,558	$(1,921)
The Company did not record other-than-temporary impairment (OTTI) for securities available for sale for the years ended December 31, 2014 and 2013.
At December 31, 2014, the Company’s securities available for sale portfolio consisted of 92 securities, 49 of which were in an unrealized loss position. The unrealized losses are related to an overall increase in interest rates and a decrease in prepayment speeds of the agency mortgage-backed securities.
The Company monitors to ensure it has adequate credit support and as of December 31, 2014, the Company does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recoveries. Of the Company’s $345.7 million securities portfolio, $344.4 million were rated AAA, AA or A, $1.1 million were rated BBB, and a private label residential mortgage-backed security of $181 thousand was rated BB based on the most recent credit rating from the rating agencies as of December 31, 2014. The BB rated private label residential mortgage-backed security was subsequently sold during January 2015. The Company considers the lowest credit rating for identification of potential OTTI.
Loans Held for Sale
Loans held for sale totaled $1.19 billion at December 31, 2014 compared to $716.7 million at December 31, 2013. The loans held for sale consisted of $278.7 million and $192.6 million carried at fair value, and $908.3 million and $524.1 million carried at lower of cost or fair value as of December 31, 2014 and 2013, respectively.
The loans carried at fair value represent conforming single family residential mortgage loans originated by the Bank that are sold into the secondary market on a whole loan basis. Some of these loans are expected to be sold to Fannie Mae, Freddie Mac and Ginnie Mae on a servicing retained basis. The servicing of these loans is performed by a third party sub-servicer. These loans increased by $86.1 million to $278.7 million at December 31, 2014 due mainly to originations of $3.01 billion, partially offset by sales of $2.94 billion.
Loans held for sale carried at the lower of cost or fair value are mainly non-conforming jumbo mortgage loans that are originated to sell in pools, unlike the loans individually originated to sell into the secondary market on a whole loan basis. These loans increased by $384.2 million to $908.3 million at December 31, 2014, due mainly to originations of $1.25 billion, loans transferred from loans and leases held for investment of $66.3 million, and partially offset by sales of $732.9 million and other net amortizations and loans transferred back to loans and leases held for investment of $200.1 million.

Loans and Leases Receivable
The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)
Commercial:
Commercial and industrial	$490,900	12.4%	$287,771	11.8%	$80,387	6.4%	$9,019	1.1%	$6,743	1.0%
Commercial real estate	999,857	25.3%	529,883	21.7%	338,900	27.1%	125,830	16.0%	61,314	8.9%
Multi-family	955,683	24.2%	141,580	5.8%	115,082	9.2%	87,196	11.1%	32,911	4.8%
SBA	36,155	0.9%	27,428	1.1%	36,076	2.9%	—	—%	—	—%
Construction	42,198	1.1%	24,933	1.0%	6,623	0.5%	—	—%	—	—%
Lease financing	85,749	2.2%	31,949	1.3%	11,203	0.9%	—	—%	—	—%
Consumer:
Single family residential mortgage	1,171,662	29.7%	1,286,541	52.6%	638,667	51.3%	548,522	69.5%	570,892	82.3%
Other consumer	166,918	4.2%	116,026	4.7%	21,533	1.7%	17,822	2.3%	20,952	3.0%
Total loans and leases	3,949,122	100.0%	2,446,111	100.0%	1,248,471	100.0%	788,389	100.0%	692,812	100.0%
Allowance for loan and lease losses	(29,480)		(18,805)		(14,448)		(12,780)		(14,637)
Total loans and leases receivable, net	$3,919,642		$2,427,306		$1,234,023		$775,609		$678,175
Total loans and leases increased by $1.50 billion to $3.95 billion at December 31, 2014 compared to $2.45 billion at December 31, 2013, due to the BPNA Branch Acquisition and the Company's continuous effort to grow and diversify the loan and lease portfolio, partially offset by a decrease in single family residential mortgage loans from the sale of seasoned SFR mortgage loan pools and the transfer of loans to loans held for sale.
The following table presents the contractual maturity and repricing information with the weighted average contractual yield of the loan and lease portfolio as of December 31, 2014:

	One Year or Less		More Than One Year Through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	($ in thousands)
Commercial:
Commercial and industrial	$364,908	3.7%	$101,390	3.9%	$20,120	4.6%	$4,482	4.3%	$490,900	3.8%
Commercial real estate	145,095	4.5%	564,286	4.8%	266,016	4.7%	24,460	5.0%	999,857	4.8%
Multi-family	141,381	4.5%	548,854	4.0%	257,532	4.4%	7,916	4.6%	955,683	4.2%
SBA	21,275	5.4%	7,494	4.6%	4,506	5.5%	2,880	6.0%	36,155	5.3%
Construction	40,101	4.6%	1,427	6.2%	—	—%	670	3.6%	42,198	4.6%
Lease financing	2,426	8.7%	72,396	7.4%	10,927	5.9%	—	—%	85,749	7.3%
Consumer:
Single family residential mortgage	573,284	3.3%	210,916	3.5%	125,733	4.1%	261,729	5.0%	1,171,662	3.8%
Other consumer	151,640	3.7%	11,397	4.5%	1,737	4.8%	2,144	7.0%	166,918	3.8%
Total	$1,440,110	3.7%	$1,518,160	4.4%	$686,571	4.5%	$304,281	5.0%	$3,949,122	4.2%

The following table presents the interest rate profile of the loan and lease portfolio due after one year at December 31, 2014:

	Due After One Year
	Fixed Rate	Floating Rate	Total
	(In thousands)
Commercial:
Commercial and industrial	$88,564	$144,257	$232,821
Commercial real estate	465,638	510,345	975,983
Multi-family	101,537	841,423	942,960
SBA	5,384	30,564	35,948
Construction	2,097	6,563	8,660
Lease financing	83,323	—	83,323
Consumer:
Single family residential mortgage	270,595	892,879	1,163,474
Other consumer	15,278	127,317	142,595
Total	$1,032,416	$2,553,348	$3,585,764
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
The Company also originates consumer and real estate loans on a direct basis through our marketing efforts and our existing and walk-in customers. The Company originates both adjustable and fixed-rate loans; however, the ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by competition and the interest rate environment. During the last few years, the Company has significantly increased origination of ARM loans. The Company has also purchased ARM loans secured by single family residences and participations in construction and commercial real estate loans in the past. Loans and participations purchased must conform to the Company’s underwriting guidelines or guidelines acceptable to the management loan committee.

The following table presents loan and lease originations, purchases, sales, and repayment activities excluding the conforming residential mortgage loans originated for sale, for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Origination by rate type:
Floating rate:
Commercial and industrial	$80,119	$81,048	$32,329
Commercial real estate and multi family	397,271	120,631	72,142
SBA	12,223	1,474	5,216
Construction	1,167	6,226	16,961
Lease financing	1,091	—	—
Single family residential mortgage	130,251	390,499	183,343
Other consumer	46,407	21,282	5,268
Total floating rate	668,529	621,160	315,259
Fixed rate:
Commercial and industrial	51,949	10,962	2,103
Commercial real estate and multi family	61,145	117,666	95,640
SBA	3,691	772	2,970
Construction	—	1,136	—
Lease financing	44,590	16,952	—
Single family residential mortgage	—	3,464	2,382
Other consumer	8,414	307	150
Total fixed rate	169,789	151,259	103,245
Total loans and leases originated	838,318	772,419	418,504
Purchases:
Single family residential mortgage	—	849,883	66,718
Commercial real estate and multi-family	—	—	18,674
Lease financing	38,572	7,850	14,487
Total loans and leases purchased	38,572	857,733	99,879
Acquired in business combinations	1,072,449	385,256	361,044
Transferred to loans held for sale	(66,334)	(182,803)	—
Repayments:
Principal repayments	(1,885,128)	(461,223)	(349,158)
Sales	(90,390)	(263,554)	(70,438)
Increase (decrease) in other items, net	1,595,524	89,812	(1,417)
Net increase (decrease)	$1,503,011	$1,197,640	$458,414
The increases in changes from principal repayments and other items were mainly due to increased advances and repayments in commercial lines of credit and warehouse lines of credit during 2014.

Seasoned SFR Mortgage Loan Acquisitions
In 2014, the Company did not acquire any additional seasoned SFR mortgage loan pools.
During the year ended December 31, 2013, the Company completed five seasoned SFR mortgage loan pool acquisitions with unpaid principal balances and fair values of $1.02 billion and $849.9 million, respectively, at their respective acquisition dates. These loan pools had unpaid principal balances and fair values of $640.2 million and $571.0 million, respectively, at December 31, 2014. These loan pools generally consist of re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. The Company was able to acquire these loans at a significant discount to both current property value at acquisition and note balance. The Company determined that certain loans in these seasoned SFR mortgage loan acquisitions reflected credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The unpaid principal balances and fair values of these loans at the respective dates of acquisition were $473.9 million and $342.1 million, respectively. At December 31, 2014, the unpaid principal balance and carrying value of these loans were $245.7 million and $206.4 million, respectively.
For each acquisition the Company was able to utilize its background in mortgage credit analysis to re-underwrite the borrower’s credit to arrive at what it believes to be an attractive risk adjusted return for a highly collateralized investment in performing mortgage loans. The acquisition program implemented and executed by the Company involved a multifaceted due diligence process that included compliance reviews, title analyses, review of modification agreements, updated property valuation assessments, collateral inventory and other undertakings related to the scope of due diligence. In aggregate, the purchase price of the loans was less than 61.1 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 83.1 percent of note balance at the time of acquisition. At the time of acquisition, approximately 86.3 percent of the mortgage loans by current principal balance (excluding any forbearance amounts) had the original terms modified at some point since origination by a prior owner or servicer. The mortgage loans had a current weighted average interest rate of 3.96 percent, determined by current principal balance. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 655. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $292 thousand. Approximately 89.6 percent of the borrowers by current principal balance had made at least 12 monthly payments in the 12 months preceding the trade date (or, in some cases calculated as making 11 monthly payments in the 11 months preceding the trade date), and 94.0 percent had made nine monthly payments in the nine months preceding the trade date. The mortgage loans are secured by residences located in all 50 states and Washington DC, with California being the largest state concentration representing 31.0 percent of the note balance, and with no other state concentration exceeding 10.0 percent based upon the current note balance.
At December 31, 2014 and 2013, approximately 3.46 percent and 5.63 percent of unpaid principal balance of these loans were delinquent 60 or more days, respectively, and 0.76 percent and 1.37 percent were in bankruptcy or foreclosure, respectively. Delinquencies on seasoned SFR loan pools decreased due to sales of portions of these loans.
As part of the acquisition program, the Company may sell from time to time seasoned SFR mortgage loans that do not meet the Company’s investment standards. During the year ended December 31, 2014, the Company sold seasoned SFR mortgage loans with an unpaid principal balance of $119.8 million and a carrying value of $82.6 million. During the year ended December 31, 2013, the Company sold seasoned SFR mortgage loans with an unpaid principal balance of $176.6 million and a carrying value of $113.0 million. The Company recorded net gain on sale of $8.6 million and $3.4 million for the years ended December 31, 2014 and 2013, respectively, from these sales.

The following table presents the outstanding balance and carrying amount of PCI loans as of dates indicated:

	December 31,
	2014		2013
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial:
Commercial and industrial	$1,767	$1,134	$5,838	$4,028
Commercial real estate	13,708	11,527	17,682	15,014
SBA	4,220	3,157	4,940	3,688
Consumer:
Single family residential mortgage	283,067	231,079	414,341	314,820
Other consumer	—	—	2,134	1,736
Total	$302,762	$246,897	$444,935	$339,286
Seasoned SFR Mortgage Loan Acquisition Due Diligence
The acquisition program implemented and executed by the Company involves a multifaceted due diligence process that includes compliance reviews, title analyses, review of modification agreements, updated property valuation assessments, collateral inventory and other undertakings related to the scope of due diligence. Prior to acquiring mortgage loans, the Company, its affiliates, sub-advisors or due diligence partners typically will review the loan portfolio and conduct certain due diligence on a loan by loan basis according to its proprietary diligence plan. This due diligence encompasses analyzing the title, subordinate liens and judgments as well as a comprehensive reconciliation of current property value. The Company, its affiliates, and its sub-advisors prepare a customized version of its diligence plan for each mortgage loan pool being reviewed that is designed to address certain identified pool specific risks. The diligence plan generally reviews several factors, including but not limited to, obtaining and reconciling property value, confirming chain of titles, reviewing assignments, confirming lien position, confirming regulatory compliance, updating borrower credit, certifying collateral, and reviewing servicing notes. In certain transactions, a portion of the diligence may be provided by the seller. In those instances, the Company reviews the mortgage loan portfolio to confirm the accuracy of the provided diligence information and supplements as appropriate.
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

Non-Traditional Mortgage Portfolio
The Company’s non-traditional mortgage (NTM) portfolio is comprised of three interest only products: Green Account Loans (Green Loans), hybrid interest only fixed or adjustable rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of December 31, 2014 and 2013, the non-traditional mortgage loans totaled $350.6 million, or 8.9 percent of the total loans and leases, and $309.6 million, or 12.7 percent of the total loans and leases, respectively. The total NTM portfolio increased by $41.0 million, or 13.2 percent during the period.
The following table presents the composition of the NTM portfolio as of the dates indicated:

	December 31,
	2014			2013			2012			2011			2010
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC) - first liens	148	$123,177	35.1%	173	$147,705	47.7%	212	$198,720	53.9%	245	$219,502	58.9%	253	$215,395	53.4%
Interest only - first liens	207	209,207	59.7%	244	139,867	45.2%	187	142,426	38.7%	199	123,134	33.0%	262	148,185	36.8%
Negative amortization	32	13,099	3.7%	37	16,623	5.4%	40	19,341	5.3%	45	21,525	5.8%	52	30,142	7.5%
Total NTM - first liens	387	345,483	98.5%	454	304,195	98.3%	439	360,487	97.9%	489	364,161	97.7%	567	393,722	97.7%
Green Loans (HELOC) - second liens	19	4,979	1.4%	23	5,289	1.7%	27	7,659	2.1%	32	8,703	2.3%	35	9,260	2.3%
Interest only - second liens	1	113	0.1%	1	113	—%	1	114	—%	1	114	—%	2	182	—%
Total NTM - second liens	20	5,092	1.5%	24	5,402	1.7%	28	7,773	2.1%	33	8,817	2.3%	37	9,442	2.3%
Total NTM loans	407	$350,575	100.0%	478	$309,597	100.0%	467	$368,260	100.0%	522	$372,978	100.0%	604	$403,164	100.0%
% of NTM to total gross loan portfolio		8.9%			12.7%			29.5%			47.3%			58.2%
The initial credit guidelines for the non-traditional mortgage portfolio were established based on borrower Fair Isaac & Company (FICO) score, loan-to-value (LTV), property type, occupancy type, loan amount, and geography. Additionally, from an ongoing credit risk management perspective, the Company has determined the most significant performance indicators for NTMs to be loan-to-value and FICO scores. On a semi-annual basis, the Company performs loan reviews of the NTM loan portfolio, which includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models (AVM) to confirm collateral values.

LTV represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The following table presents the single family residential NTM first lien portfolio by LTV at the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
December 31, 2014
< 61	77	$58,856	47.8%	60	$93,254	44.7%	15	$6,023	46.0%	152	$158,133	45.8%
61 – 80	45	46,177	37.5%	54	81,472	38.9%	12	5,901	45.0%	111	133,550	38.6%
81 – 100	18	11,846	9.6%	33	14,927	7.1%	4	781	6.0%	55	27,554	8.0%
> 100	8	6,298	5.1%	60	19,554	9.3%	1	394	3.0%	69	26,246	7.6%
Total	148	$123,177	100.0%	207	$209,207	100.0%	32	$13,099	100.0%	387	$345,483	100.0%
December 31, 2013
< 61	90	$78,807	53.3%	80	$65,181	46.6%	13	$4,930	29.7%	183	$148,918	49.0%
61 – 80	38	33,604	22.8%	51	28,999	20.7%	13	7,643	45.9%	102	70,246	23.1%
81 – 100	26	14,917	10.1%	43	21,474	15.4%	8	3,277	19.7%	77	39,668	13.0%
> 100	19	20,377	13.8%	70	24,213	17.3%	3	773	4.7%	92	45,363	14.9%
Total	173	$147,705	100.0%	244	$139,867	100.0%	37	$16,623	100.0%	454	$304,195	100.0%
The decrease in Green Loans was due mainly to reductions in principal balances and payoffs and the increase in interest only loans was due to increased originations. During the year ended December 31, 2014, overall improvement on LTV of the Company’s SFR NTM first lien portfolio was due to the improvement in the real estate market and the economy in Southern California. The Company updates LTV on a semi-annual basis, typically in the second and fourth quarters or as needed in conjunction with proactive portfolio management.
The following table presents the contractual maturity with number of loans of the NTM portfolio as of December 31, 2014:

	One Year or Less		More Than One Year Through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count
	($ in thousands)
Green Loans (HELOC) - first liens (1)	$—	0	$—	0	$111,402	134	$11,775	14	$123,177	148
Interest only - first liens (2)	—	0	—	0	991	5	208,216	202	209,207	207
Negative amortization	—	0	—	0	—	0	13,099	32	13,099	32
Total NTM - first liens	—	0	—	0	112,393	139	233,090	248	345,483	387
Green Loans (HELOC) - second liens (1)	—	0	—	0	4,979	19	—	0	4,979	19
Interest only - second liens (2)	—	0	—	0	113	1	—	0	113	1
Total NTM - second liens	—	0	—	0	5,092	20	—	0	5,092	20
Total NTM loans	$—	0	$—	0	$117,485	159	$233,090	248	$350,575	407

(1)	Green Loans typically have a 15 year balloon maturity

(2)	Interest only loans typically switch to an amortizing basis after 3, 5, or 7 years
At December 31, 2014, all negative amortization loans had outstanding balances less than their original principal balances.
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
At December 31, 2014, Green Loans totaled $128.2 million, a decrease of $24.8 million, or 16.2 percent from $153.0 million at December 31, 2013, primarily due to reductions in principal balance and payoffs. As of December 31, 2014 and 2013, $12.5 million and $5.7 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.
The Green Loans are similar to HELOCs in that they are collateralized primarily by the borrower's equity in the borrower's home. However, some Green Loans are subject to differences from HELOCs relating to certain characteristics including one-action laws. Similar to Green Loans, HELOCs allow the borrower to draw down on the credit line based on an established loan amount for a period of time, typically 10 years, requiring an interest only payment with an option to pay principal at any time. A typical HELOC provides that at the end of the term the borrower can continue to make monthly principal and interest payments based on loan balance until the maturity date. The Green Loan is an interest only loan with a maturity of 15 years at which time the loan comes due and payable with a balloon payment due at maturity. The unique payment structure also differs from a traditional HELOC in that payments are made through the direct linkage of a personal checking account to the loan through a nightly sweep of funds into the Green Loan Account. This reduces any outstanding balance on the loan by the total amount deposited into the checking account. As a result, every time a deposit is made, effectively a payment to the Green Loan is made. HELOCs typically do not cause the loan to be paid down by a borrower’s depositing of funds into their checking account at the same bank.
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
The following table presents the Company’s non-traditional SFR mortgage Green Loans first lien portfolio at December 31, 2014 by FICO scores that were obtained during the quarter ended December 31, 2014, compared to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2013:

	December 31, 2014
	By FICO Scores Obtained During the Quarter Ended December 31, 2014			By FICO Scores Obtained During the Quarter Ended December 31, 2013			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	28	$20,248	16.4%	13	$8,263	6.7%	15	$11,985	9.7%
700-799	72	52,532	42.7%	87	66,493	53.9%	(15)	(13,961)	(11.2)%
600-699	29	31,053	25.2%	30	26,438	21.5%	(1)	4,615	3.7%
<600	8	11,893	9.7%	8	7,001	5.7%	—	4,892	4.0%
No FICO	11	7,451	6.0%	10	14,982	12.2%	1	(7,531)	(6.2)%
Totals	148	$123,177	100.0%	148	$123,177	100.0%	—	$—	—%
The Company updates FICO scores on a semi-annual basis, typically in the second and fourth quarters or as needed in conjunction with proactive portfolio management.
Interest Only Loans
Interest only loans are primarily SFR mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. As of December 31, 2014, our interest only loans increased by $69.3 million, or 49.5 percent, to $209.3 million from $140.0 million at December 31, 2013, primarily due to originations of $69.5 million and transfers from loans held for sale of $77.1 million, partially offset by transfers to loans held for sale of $25.3 million and net amortization of $51.9 million. As of December 31, 2014 and 2013, $2.0 million and $752 thousand of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans decreased by $3.5 million, or 21.2 percent, to $13.1 million as of December 31, 2014 from $16.6 million as of December 31, 2013. The Company discontinued origination of negative amortization loans in 2007. As of December 31, 2014 and 2013, $0 and $1.2 million of the loans that had the potential for negative amortization were non-performing, respectively. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.
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
As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. The Company’s Internal Asset Review Committee (IARC) conducts monthly meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent review completed in the fourth quarter of 2014, the Company did not freeze or reduce any additional commitments.
Consumer and non-traditional mortgage loans may entail greater risk than do traditional SFR mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles and recreational vehicles. In these cases, any repossessed collateral for a consumer and non-traditional mortgage loan are more dependent on the borrower‘s continued financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

Asset Quality
Past Due Loans and Lease
The following table presents a summary of loans and leases, excluding PCI loans, that were past due at least 30 days but less than 90 days past due as of the dates indicated:

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Commercial:
Commercial and industrial	$116	$287	$255	$—	$—
Commercial real estate	2,237	5,748	775	291	3,901
Multi-family	1,280	602	—	—	540
SBA	82	62	136	—	—
Construction	—	—	—	—	—
Lease financing	1,091	363	118	—	—
Consumer:
Single family residential mortgage	35,496	30,318	7,797	10,669	27,070
Other consumer	392	319	27	4	6
Total	$40,694	$37,699	$9,108	$10,964	$31,517
The loans and leases, excluding PCI loans, that were past due at least 30 days but less than 90 days past due increased by $3.0 million to $40.7 million at December 31, 2014 from $37.7 million at December 31, 2013. The increase in SFR mortgage loan delinquencies in 2014 was due mainly to a delinquency increase in portfolio SFR mortgage loans, partially offset by a delinquency decrease in seasoned SFR mortgage loan pools. The increase in SFR mortgage loan delinquencies in 2013 was due mainly to a delinquency increase in seasoned SFR mortgage loan pools from purchased pools in 2013. The total amount that were past due at least 30 days but less than 90 days past due in seasoned SFR mortgage loan pools was $22.9 million and $28.1 million at December 31, 2014 and 2013, respectively.
The following table presents a summary of NTM loans that were past due at least 30 days but less than 90 days past due as of the dates indicated:

	December 31,
	2014		2013
	Count	Amount	Count	Amount
	($ in thousands)
Green Loans (HELOC) - first liens	2	$8,853	1	$653
Interest only - first liens	8	1,580	6	1,723
Negative amortization	—	—	1	1,134
Total NTM - first liens	10	10,433	8	3,510
Green Loans (HELOC) - second liens	1	294	—	—
Interest only - second liens	—	—	—	—
Total NTM - second liens	1	294	—	—
Total NTM loans	11	$10,727	8	$3,510
The NTM loans that were past due at least 30 days but less than 90 days past due increased by $7.2 million to $10.7 million at December 31, 2014 from $3.5 million at December 31, 2013, due mainly to a Green Loan with an outstanding balance of $8.2 million that was delinquent at December 31, 2014.

The following table presents a summary of PCI loans that were past due at least 30 days but less than 90 days past due as of the dates indicated:

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	1,457	—	—
Multi-family	—	—	—	—	—
SBA	878	46	380	—	—
Construction	—	—	—	—	—
Lease financing	—	—	—	—	—
Consumer:
Single family residential mortgage	16,763	30,468	2,090	—	—
Other consumer	—	—	—	—	—
Total	$17,641	$30,514	$3,927	$—	$—
The PCI loans that were past due at least at least 30 days but less than 90 days past due decreased by $12.9 million to $17.6 million at December 31, 2014 from $30.5 million at December 31, 2013. The decrease in SFR mortgage loans was due mainly to sales of seasoned SFR mortgage loan pools that did not meet the Company's investment standards. During the year ended December 31, 2014, the Company sold seasoned SFR mortgage loans with an unpaid principal balance of $119.8 million and a carrying value of $82.6 million, of which an unpaid principal balance and carrying value of $91.9 million and $56.7 million, respectively, were PCI loans.
Non-Accrual Loans
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

The following table presents a summary of non-performing assets as of the dates indicated:

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Commercial:
Commercial and industrial	$7,143	$33	$—	$—	$—
Commercial real estate	1,017	3,868	2,906	1,887	9,715
Multi-family	1,834	1,972	5,442	3,090	8,502
SBA	285	10	141	—	—
Construction	—	—	—	—	—
Lease financing	100	—	—	—	—
Consumer:
Single family residential mortgage	27,753	25,514	14,503	14,272	20,611
Other consumer	249	251	1	5	2
Total non-accrual loans and leases	38,381	31,648	22,993	19,254	38,830
Loans past due over 90 days or more and still on accrual	—	—	—	—	—
Other real estate owned	423	—	4,527	14,692	6,562
Total non-performing assets	$38,804	$31,648	$27,520	$33,946	$45,392
Performing troubled debt restructured loans	$6,346	$6,117	$6,646	$5,417	$17,678
The increase in non-accrual loans and leases in 2014 was mainly due to an increase in total loans and leases. Percentage of total non-accrual loans and leases to total loans and leases decreased to 0.97 percent at December 31, 2014, compared to 1.29 percent at December 31, 2013.
With respect to loans that were on non-accrual status as of December 31, 2014, the gross interest income that would have been recorded during 2014 had such loans and leases been current in accordance with their original terms and been outstanding throughout 2014 (or since origination, if held for part of 2014), was $1.3 million. The amount of interest income on such loans that was included in net income for 2014 was $445 thousand.
The following table presents a summary of non-accrual NTM loans as of the dates indicated:

	December 31,
	2014		2013
	Count	Amount	Count	Amount
	($ in thousands)
Green Loans (HELOC) - first liens	5	$12,334	4	$5,482
Interest only - first liens	7	2,049	5	752
Negative amortization	—	—	2	1,248
Total NTM - first liens	12	14,383	11	7,482
Green Loans (HELOC) - second liens	1	209	2	216
Interest only - second liens	—	—	—	—
Total NTM - second liens	1	209	2	216
Total NTM loans	13	$14,592	13	$7,698
Non-accrual NTM loans increased by $6.9 million to $14.6 million at December 31, 2014 from $7.7 million at December 31, 2013, due mainly to a Green Loan with an outstanding balance of $8.2 million that became non-accrual during 2014.

Troubled Debt Restructured Loans (TDRs)
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
As of December 31, 2014, the Company had 18 loans with an aggregate balance of $8.0 million classified as TDRs. When a loan or lease becomes a TDR the Company ceases accruing interest, and classifies it as non-accrual until the borrower demonstrates that the loan or lease is again performing.
As of December 31, 2014, of the 18 loans and leases classified as TDRs, 14 loans totaling $6.3 million are making payments according to their modified terms and are less than 90-days delinquent under the modified terms. Of the aforementioned $6.3 million in TDRs, $6.1 million are SFR mortgage loans and $294 thousand are other consumer loans. There are 2 TDR loans with an aggregate balance of $492 thousand that are over 90 days delinquent.
The following table presents the composition of TDRs as of the dates indicated:

	December 31,
	2014			2013
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial real estate	$—	$—	$—	$—	$194	$194
SBA	—	6	6	—	10	10
Consumer:
Single family residential mortgage	—	4,269	4,269	—	3,605	3,605
Green Loans (HELOC) - first liens	3,442	—	3,442	3,468	—	3,468
Green Loans (HELOC) - second liens	294	—	294	—	—	—
Total	$3,736	$4,275	$8,011	$3,468	$3,809	$7,277

Risk Ratings
Federal regulations provide for the classification of loans and leases and other assets, such as debt and equity securities considered to be of lesser quality, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve or charge-off is not warranted.
When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allocation allowances for loan and lease losses in an amount deemed prudent by management and approved by the Board of Directors. General allocation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allocation allowance for losses equal to 100 percent of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its specific allocation allowances is subject to review by the OCC, which may order the establishment of additional general or specific loss allocation allowances.
In connection with the filing of the Bank’s periodic reports with the OCC and in accordance with policies for our classification of assets, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2014, the Company had classified assets (including OREO) totaling $96.1 million, all of which were classified as substandard. The total amount classified represented 1.61 percent of the Company’s total assets at December 31, 2014.
When accrual of income on a pool of purchased credit impaired loans with common risk characteristics is appropriate in accordance with ASC 310-30, individual loans in those pools are not risk-rated. The credit criteria evaluated are FICO scores, loan-to-value, delinquency, and actual cash flows versus expected cash flows of the loan pools.

The following table presents the Company’s risk categories as of December 31, 2014:

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Not-Rate	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$219,747	$279	$2,280	$—	$—	$222,306
Green Loans (HELOC) - first liens	104,640	399	18,138	—	—	123,177
Green Loans (HELOC) - second liens	4,770	—	209	—	—	4,979
Other consumer	113	—	—	—	—	113
Total NTM loans	329,270	678	20,627	—	—	350,575
Traditional loans:
Commercial:
Commercial and industrial	477,319	117	12,330	—	—	489,766
Commercial real estate	943,645	14,281	30,404	—	—	988,330
Multi-family	932,438	6,684	16,561	—	—	955,683
SBA	32,171	—	827	—	—	32,998
Construction	42,198	—	—	—	—	42,198
Lease financing	85,613	36	100	—	—	85,749
Consumer:
Single family residential mortgage	569,871	10,395	14,834	—	—	595,100
Other consumer	161,701	85	40	—	—	161,826
Total traditional loans	3,244,956	31,598	75,096	—	—	3,351,650
PCI loans:
Commercial:
Commercial and industrial	104	—	1,030	—	—	1,134
Commercial real estate	6,676	985	3,866	—	—	11,527
SBA	677	351	2,129	—	—	3,157
Consumer:
Single family residential mortgage	—	—	268	—	230,811	231,079
Other consumer	—	—	—	—	—	—
Total PCI loans	7,457	1,336	7,293	—	230,811	246,897
Total	$3,581,683	$33,612	$103,016	$—	$230,811	$3,949,122

The following table presents the Company’s risk categories as of December 31, 2013:

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Not-Rate	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$151,728	$2,321	$2,441	$—	$—	$156,490
Green Loans (HELOC) - first liens	129,679	11,470	6,556	—	—	147,705
Green Loans (HELOC) - second liens	5,073	—	216	—	—	5,289
Other consumer	113	—	—	—	—	113
Total NTM loans	286,593	13,791	9,213	—	—	309,597
Traditional loans:
Commercial:
Commercial and industrial	280,527	1	3,215	—	—	283,743
Commercial real estate	510,117	—	4,752	—	—	514,869
Multi-family	139,608	—	1,972	—	—	141,580
SBA	23,714	—	26	—	—	23,740
Construction	24,933	—	—	—	—	24,933
Lease financing	31,949	—	—	—	—	31,949
Consumer:
Single family residential mortgage	640,701	6,350	20,475	—	—	667,526
Other consumer	108,745	108	33	2	—	108,888
Total traditional loans	1,760,294	6,459	30,473	2	—	1,797,228
PCI loans:
Commercial:
Commercial and industrial	—	969	3,059	—	—	4,028
Commercial real estate	10,148	—	4,866	—	—	15,014
SBA	844	605	2,239	—	—	3,688
Consumer:
Single family residential mortgage	—	—	287	—	314,533	314,820
Other consumer	—	—	1,736	—	—	1,736
Total PCI loans	10,992	1,574	12,187	—	314,533	339,286
Total	$2,057,879	$21,824	$51,873	$2	$314,533	$2,446,111
The increase in special mention and substandard loans was mainly due to those loans acquired in the BPNA Branch Acquisition.
Allowance for Loan and Lease Losses
The Company maintains an allowance for loan and lease losses (ALLL) to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. The ALLL is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. The Company uses a three year loss experience of the Company and seven year industry average loss experience in analyzing an appropriate reserve factor for all loans. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on ALLL, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values.
The Company acquired the BPNA branches in 2014, PBOC in 2013, and Beach and Gateway in 2012, and their loans and leases are treated under ASC 805, accounting for acquisitions. The acquired loans and leases include loans and leases that are accounted for under ASC 310-30, accounting for purchase credit impaired loans and leases. In addition, the Company acquired three pools of credit impaired re-performing seasoned SFR mortgage loan pools during 2012 and five pools of seasoned SFR mortgage loan pools, which were partially ASC 310-30 loans, during 2013. The Company may recognize provision for loan and lease losses in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield and purchased discount. On a quarterly basis, the Company re-forecasts its expected cash flows for the PCI loans relating to the PBOC, Beach and Gateway acquisitions, and the eight loan pools acquired in 2012 and 2013 to be evaluated for potential impairment. The provision for loans and leases losses on PCI loans reflected a decrease in expected cash flows on PCI loans compared to those previously estimated. The impairment reserve for PCI loans at December 31, 2014 was $23 thousand.
The ALLL that was collectively evaluated for impairment on originated loans and leases at December 31, 2014 was $25.3 million, which represented 1.34 percent of total originated loans and leases, as compared to $17.1 million, or 1.46 percent, of total originated loans and leases at December 31, 2013. Including the non-credit impaired loans acquired through acquisitions, ALLL that was collectively evaluated for impairment was $28.2 million as of December 31, 2014, which represents 0.85 percent of total of such loans and leases, as compared to $18.5 million, or 1.13 percent, or total of such loans and leases at December 31, 2013. The ALLL that was individually evaluated for impairment was $1.3 million at December 31, 2014 compared to $96 thousand at December 31, 2013. An unallocated ALLL of $0 and $450 thousand was held at December 31, 2014 and 2013, respectively. The ALLL plus market discount for originated and acquired non-credit impaired loans and leases to the total amount of such loans and leases was 1.38 percent at December 31, 2014 versus 1.63 percent at December 31, 2013. The Company provided $11.0 million to its provision for loan and lease losses during the year ended December 31, 2014, related primarily to new commercial and industrial, multifamily, other consumer, lease financing, construction and SFR mortgage loan production.
The following table presents information regarding activity in the ALLL for the periods indicated:

	December 31,
	2014	2013	2012	2011	2010
	($ in thousands)
Loans past due over 90 days or more still on accrual	$—	$—	$—	$—	$—
Non-accrual loans and leases	38,381	31,648	22,993	19,254	38,830
Total non-performing loans and leases	38,381	31,648	22,993	19,254	38,830
Other real estate owned	423	—	4,527	14,692	6,562
Total non-performing loans and leases	$38,804	$31,648	$27,520	$33,946	$45,392
Allowance for loan and lease losses (ALLL)
Balance at beginning of year	$18,805	$14,448	$12,780	$14,637	$13,079
Charge-offs	(923)	(3,013)	(4,071)	(7,512)	(7,531)
Recoveries	1,235	850	239	267	132
Transfer of loans to held-for-sale	(613)	(1,443)	—	—	—
Provision for loan and lease losses	10,976	7,963	5,500	5,388	8,957
Balance at end of year	$29,480	$18,805	$14,448	$12,780	$14,637
Non-performing loans and leases to total loans and leases	0.97%	1.29%	1.84%	2.44%	5.60%
Non-performing assets to total assets	0.65%	0.87%	1.64%	3.40%	5.27%
Non-performing loans and leases to ALLL	130.19%	168.30%	159.14%	150.66%	265.29%
ALLL to non-performing loans and leases	76.81%	59.42%	62.84%	66.38%	37.70%
ALLL to total loans and leases	0.75%	0.77%	1.16%	1.62%	2.11%
Net charge-offs to total loans and leases	(0.01)%	0.09%	0.31%	0.92%	1.07%

The following table presents the ALLL allocation among loans and leases portfolio as of the dates indicated:

	December 31,
	2014		2013		2012		2011		2010
	ALLL Amount	% of Loans to Total Loans	ALLL Amount	% of Loans to Total Loans	ALLL Amount	% of Loans to Total Loans	ALLL Amount	% of Loans to Total Loans	ALLL Amount	% of Loans to Total Loans
	($ in thousands)
Commercial:
Commercial and industrial	$6,910	12.4%	$1,822	11.8%	$263	6.4%	$128	1.1%	$50	1.0%
Commercial real estate	3,840	25.3%	5,484	21.7%	3,178	27.1%	2,234	16.0%	1,399	8.9%
Multi-family	7,179	24.2%	2,566	5.8%	1,478	9.2%	1,541	11.1%	2,389	4.8%
SBA	335	0.9%	235	1.1%	118	2.9%	—	—%	—	—%
Construction	846	1.1%	244	1.0%	21	0.5%	—	—%	—	—%
Lease financing	873	2.2%	428	1.3%	261	0.9%	—	—%	—	—%
Consumer:
Single family residential mortgage	7,192	29.7%	7,044	52.6%	8,855	51.3%	8,635	69.5%	10,191	82.3%
Other consumer	2,305	4.2%	532	4.7%	274	1.7%	242	2.3%	608	3.0%
Unallocated	—		450		—		—		—
Total	$29,480	100.0%	$18,805	100.0%	$14,448	100.0%	$12,780	100.0%	$14,637	100.0%

The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

	December 31,
	2014	2013	2012	2011	2010
	($ in thousands)
Loan breakdown by ALLL evaluation type:
Originated loans
Individually evaluated for impairment	$29,287	$16,704	$28,859	$27,538	$49,915
Collectively evaluated for impairment	1,892,240	1,168,195	894,952	760,851	642,897
Acquired loans through business acquisitions - non-impaired
Individually evaluated for impairment	4,191	2,243	4,669	—	—
Collectively evaluated for impairment	1,411,927	469,916	219,771	—	—
Seasoned SFR mortgage loan pools - non-impaired	364,580	449,767	—	—	—
Acquired with deteriorated credit quality	246,897	339,286	100,220	—	—
Total loans	$3,949,122	$2,446,111	$1,248,471	$788,389	$692,812
ALLL breakdown:
Originated loans
Individually evaluated for impairment	$1,288	$96	$1,187	$3,714	$4,363
Collectively evaluated for impairment	25,263	17,103	13,208	9,066	10,274
Acquired loans through business acquisitions - non-impaired
Individually evaluated for impairment	—	—	53	—	—
Collectively evaluated for impairment	2,906	1,410	—	—	—
Seasoned SFR mortgage loan pools - non-impaired	—	—	—	—	—
Acquired with deteriorated credit quality	23	196	—	—	—
Total ALLL	$29,480	$18,805	$14,448	$12,780	$14,637
Discount on purchased/acquired Loans:
Acquired loans through business acquisitions - non-impaired	$16,441	$8,354	$3,019	$—	$—
Seasoned SFR mortgage loan pools - non-impaired	29,955	38,240	—	—	—
Acquired with deteriorated credit quality	55,865	105,650	51,572	—	—
Total discount	$102,261	$152,244	$54,591	$—	$—
Ratios:
To originated loans and leases:
Individually evaluated for impairment	4.40%	0.57%	4.11%	13.49%	8.74%
Collectively evaluated for impairment	1.34%	1.46%	1.48%	1.19%	1.60%
Total ALLL	1.38%	1.45%	1.56%	1.62%	2.11%
To originated and acquired non-impaired loans:
Individually evaluated for impairment	3.85%	0.51%	3.70%	13.49%	8.74%
Collectively evaluated for impairment	0.85%	1.13%	1.18%	1.19%	1.60%
Total ALLL	0.88%	1.12%	1.26%	1.62%	2.11%
Total ALLL and discount (1)	1.38%	1.63%	1.52%	1.62%	2.11%
To total loans and leases:
Individually evaluated for impairment	3.85%	0.51%	3.70%	13.49%	8.74%
Collectively evaluated for impairment	0.77%	0.89%	1.18%	1.19%	1.60%
Total ALLL	0.75%	0.77%	1.16%	1.62%	2.11%
Total ALLL and discount (1)	3.34%	6.99%	5.53%	1.62%	2.11%
(1) The ratios were calculated by dividing the sum of ALLL and discounts by carrying value of loans.

Servicing Rights
Total mortgage and SBA servicing rights were $19.6 million and $13.9 million at December 31, 2014 and 2013, respectively. The fair value of the mortgage servicing rights (MSRs) amounted to $19.1 million and $13.5 million and the amortized cost of the SBA servicing rights was $484 thousand and $348 thousand at December 31, 2014 and 2013, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans. The principal balance of the loans underlying our total MSRs and SBA servicing rights was $1.92 billion and $22.2 million, respectively, at December 31, 2014 and $1.37 billion and $20.0 million, respectively, at December 31, 2013. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 0.99 percent and 2.18 percent, respectively, at December 31, 2014 as compared to 1.00 percent and 1.74 percent, respectively, at December 31, 2013.
Other Real Estate Owned
Other real estate owned (OREO) totaled $423 thousand at December 31, 2014 compared to $0 at December 31, 2013. The increase in OREO relates to new foreclosures of $653 thousand, partially offset by OREO property sales of $198 thousand and a $32 thousand increase in the OREO valuation allowance.
Premises and equipment, net
Premises and equipment, net of accumulated depreciation, increased $12.4 million to $78.7 million at December 31, 2014 from $66.3 million at December 31, 2013. The increase was primarily due to $8.8 million of premises and equipment acquired as part of the BPNA Branch Acquisition. The Company recognized depreciation expense of $6.8 million, $4.3 million and $1.7 million for years ended December 31, 2014, 2013, and 2012, respectively.
Goodwill and other intangible assets
The Company had goodwill of $31.6 million and $30.1 million at December 31, 2014 and 2013, respectively, The increase in goodwill relates to the RenovationReady acquisition, and represents the excess of consideration paid over the fair value of the net assets acquired at the acquisition date, as discussed in Note 2 of the Notes to Consolidated Financial Statements in Item 8.
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
The Company had core deposit intangibles of $23.9 million, customer relationship intangibles of $547 thousand, and trade name intangibles of $780 thousand at December 31, 2014. Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of December 31, 2014, the weighted average remaining amortization period for core deposit intangibles was approximately 8.2 years. Customer relationship intangible, related to the RenovationReady acquisition, is amortized over its useful life of 5.0 years. As of December 31, 2014, the remaining amortization period for customer relationship intangible was approximately 4.1 years. Trade name intangibles, related to the RenovationReady and CS Financial acquisitions, have indefinite useful lives.
During the year ended December 31, 2014, the Company wrote off $48 thousand of core deposit intangibles related to the Beach acquisition due to lower remaining deposit balances than forecast. During the year ended December 31, 2013, the Company wrote off all remaining trade name intangible assets of Beach, Gateway and PBOC totaling $976 thousand due to the merger of the Company’s two banking subsidiaries into a single bank and a portion of core deposit intangibles related to the Gateway acquisition of $85 thousand due to lower remaining deposit balances than forecast.

Deposits
Total deposits increased by $1.75 billion, or 60.1 percent, to $4.67 billion at December 31, 2014 from $2.92 billion at December 31, 2013. The increase is mainly due to $1.08 billion in deposits assumed in the BPNA Branch Acquisition and a $277.4 million increase in deposits generated through strategic plans aiming to increase core deposits by launching interest-bearing core deposit products with enhanced features to attract high net worth depositors in the Company’s target markets while reducing the reliance on certificates of deposit.
As of December 31, 2014, the Bank had brokered deposits of $763.0 million, which represented 12.8 percent of total assets. The Bank has an asset/liability management policy that limits brokered deposit balances to no more than 45 percent of total assets, with an operating target of less than 20 percent of total assets. The following table presents the composition of deposits as of December 31, 2014 and 2013:

	December 31,		Change
	2014	2013	Amount	Percentage
	(In thousands)
Noninterest-bearing deposits	$662,295	$429,158	$233,137	54.3%
Interest-bearing demand deposits	1,054,828	539,098	515,730	95.7%
Money market accounts	1,074,432	518,696	555,736	107.1%
Savings accounts	985,646	963,536	22,110	2.3%
Certificates of deposit under $100,000	449,580	27,921	421,659	1,510.2%
Certificates of deposit of $100,000 or more	445,050	440,235	4,815	1.1%
Total deposits	$4,671,831	$2,918,644	$1,753,187	60.1%
The following table presents the scheduled maturities of certificates of deposit as of December 31, 2014:

	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
	(In thousands)
Certificates of deposit under $100,000	$270,896	$85,446	$37,361	$55,877	$449,580
Certificates of deposit of $100,000 or more	113,325	64,933	70,433	196,359	445,050
Total certificates of deposit	$384,221	$150,379	$107,794	$252,236	$894,630

Federal Home Loan Bank Advances
FHLB advances were $633.0 million at December 31, 2014 as compared to $250.0 million at December 31, 2013. The $383.0 million increase was used as a source of funding for the origination of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding. At December 31, 2014, $400.0 million of the Bank’s advances from the FHLB were fixed and had interest rates ranging from 0.19 percent to 0.82 percent with a weighted average rate of 0.31 percent. At December 31, 2014, $233.0 million of the Bank’s advances from the FHLB were variable and had a weighted average interest rate of 0.27 percent. At December 31, 2013, $25.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.59 percent to 0.82 percent with a weighted average rate of 0.73 percent and $225.0 million of Bank’s advances from the FHLB advances were variable-rate and had a weighted average interest rate of 0.06 percent. The contractual maturities by year of the Bank’s advances were as follows at December 31, 2014:

	2015	2016	2017	2018	2019 and After	Total
	(In thousands)
Fixed rate	$400,000	$—	$—	$—	$—	$400,000
Variable rate	233,000	—	—	—	—	233,000
Total FHLB advances	$633,000	$—	$—	$—	$—	$633,000
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At December 31, 2014 and 2013, the Bank’s advances from the FHLB were collateralized by certain real estate loans of an aggregate unpaid principal balance of $1.84 billion and $740.1 million, respectively, and the Bank’s investment of capital stock of the FHLB of San Francisco totaled $29.8 million and $14.4 million, respectively. Based on this collateral and the Bank’s holding of FHLB stock, the Bank was eligible to borrow and additional $501.3 million at December 31, 2014. In addition, the Bank had available lines of credit with the Federal Reserve Bank totaling $102.3 million at December 31, 2014.
The following table presents financial data of FHLB advances:

	Year Ended December 31,
	2014	2013	2012
	($ in thousands)
Weighted-average interest rate at end of year	0.29%	0.13%	0.44%
Average interest rate during the year	0.20%	0.36%	0.64%
Average balance	$267,816	$74,712	$54,030
Maximum amount outstanding at any month-end	$633,000	$250,000	$100,000
Balance at end of the year	$633,000	$250,000	$75,000

Long Term Debt
Senior Notes
On April 23, 2012, the Company completed the public offering of $33.0 million aggregate principal amount of its 7.50 percent Senior Notes due April 15, 2020 (the Senior Notes) at a price to the public of $25.00 per Senior Note. Net proceeds after discounts were approximately $31.7 million. The Senior Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the Base Indenture), as supplemented by the First Supplemental Indenture, dated as of April 23, 2012 (the Supplemental Indenture, and together with the Base Indenture, the Indenture), between the Company and U.S. Bank National Association, as trustee.
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
Tangible Equity Units – Amortizing Notes
On May 21, 2014, the Company issued $69,000,000 8.00% tangible equity units (TEUs) in an underwritten public offering. A total of 1,380,000 TEUs were issued, including 180,000 issued to the underwriter upon exercise of its overallotment option, with each TEU having a stated amount of $50.00. Each TEU is comprised of (i) a prepaid stock purchase contract (each a Purchase Contract) that will be settled by delivery of a specific number of shares of Company Common Stock and (ii) a junior subordinated amortizing note due May 15, 2017 (each an Amortizing Note) that has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50% per annum and has a scheduled final installment payment date of May 15, 2017. The Company has the right to defer installment payments on the Amortizing Notes at any time and from time to time, subject to certain restrictions, so long as the deferral period does not extend beyond May 15, 2019.
The Purchase Contracts and Amortizing Notes are accounted for separately. The Purchase Contract component of the TEUs is recorded in Additional Paid in Capital on the Consolidated Statements of Financial Condition. The Amortizing Note is recorded in Notes Payable on the Consolidated Statements of Financial Condition. The relative fair values of the Amortizing Notes and Purchase Contracts were estimated to be approximately $14,634,000 and $54,366,000, respectively. Total issuance costs associated with the TEUs were $4,041,000 (including the underwriter discount of $3,278,000), of which $857,000 was allocated to the liability component and $3,184,000 was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs is being amortized over the term of the amortizing note. Net proceeds of $64,959,000 from the issuance of the TEUs were designated to partially finance the Company’s previously announced acquisition of 20 California branches from BPNA and for general corporate purposes. Additional information regarding the TEUs is provided under the heading “Tangible Equity Units” in Note 18 of the Notes to Consolidated Financial Statements in Item 8.
Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on outstanding loan balance of same customer or outstanding loans that shares similar credit risk exposure are used to determine the adequacy of the reserve. As of December 31, 2014 and 2013, the reserve for unfunded loan commitments was $1.9 million and $1.4 million, respectively.

Reserve for Loss on Repurchased Loans
Reserve for loss reimbursements on sold loans was $8.3 million and $5.4 million at December 31, 2014 and 2013, respectively. This reserve relates to our SFR mortgage business. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. We maintain a reserve for loss reimbursements on sold loans to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demands for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors. Provisions added to the reserve for loss reimbursements on sold loans are recorded in Provision for Loan Repurchases on the Consolidated Statements of Operations.
The following table presents a summary of activity in the reserve for loss reimbursements on sold loans for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$5,427	$3,485	$—
Acquired in business combination	—	314	3,254
Provision for loan repurchases	4,243	2,383	256
Payments made for loss reimbursement on sold loans	(1,367)	(755)	(25)
Balance at end of year	$8,303	$5,427	$3,485
Stockholders’ Equity
Total stockholders’ equity increased by $178.7 million, or 55.0 percent to $503.6 million at December 31, 2014 from $324.9 million at December 31, 2013. The increase was due mainly to the issuance of common stock of $104.7 million, the issuance of purchase contracts, as part of the TEUs, of $51.2 million, and net income of $30.3 million, partially offset by cash dividends for common stock of $12.4 million and cash dividends for preferred stock of $3.6 million. For additional information, see Note 18 of the Notes to Consolidated Financial Statements in Item 8.

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
At December 31, 2014, there were $170.3 million of approved loan origination commitments, $316.3 million of unused lines of credit and $11.2 million of outstanding letters of credit. Certificates of deposit maturing in the next twelve months totaled $642.4 million and $633.0 million of FHLB advances had maturities of less than twelve months at December 31, 2014.
Based on the competitive deposit rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank, although no assurance can be given in this regard. At December 31, 2014, the Company maintained $231.2 million of cash and cash equivalents that was 3.9 percent to total assets. In addition, the Bank had the ability at December 31, 2014 to borrow an additional $501.3 million from the FHLB and $102.3 million from the Federal Reserve Bank.
Commitments
The following table presents information as of December 31, 2014 regarding the Company’s commitments and contractual obligations:

	Commitments and Contractual Obligations
	Total Amount Committed	Less Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
	(In thousands)
Commitments to extend credit	$170,335	$125,387	$21,656	$8,935	$14,357
Unused lines of credit	316,257	175,587	23,473	38,911	78,286
Standby letters of credit	11,236	8,133	1,500	750	853
Total commitments	$497,828	$309,107	$46,629	$48,596	$93,496
FHLB advances	$633,000	$633,000	$—	$—	$—
Long-term debt	134,853	14,544	20,993	12,713	86,603
Operating and capital lease obligations	48,376	13,744	19,080	8,491	7,061
Certificates of deposit	894,630	642,394	198,905	52,580	751
Total contractual obligations	$1,710,859	$1,303,682	$238,978	$73,784	$94,415

Regulatory Capital
The regulations of the FRB in effect through December 31, 2014 required bank holding companies such as the Company to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. In addition to the risk-based guidelines, through December 31, 2014 the regulations of the FRB required bank holding companies to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 4.0 percent. Through December 31, 2014, in order to be considered “well capitalized,” federal bank regulatory agencies required depository institutions such as the Bank to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 10.0 percent, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0 percent and a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 5.0 percent.
The following table presents the capital amounts and ratios for the Company and the Bank as of dates indicated:

	Amount	Ratio	Minimum Capital Requirement	Ratio	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions	Ratio
	($ in thousands)
December 31, 2014
Banc of California, Inc.
Total risk-based capital ratio	$473,656	11.28%	$335,829	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	442,307	10.54%	167,914	4.00%	N/A	N/A
Tier 1 leverage ratio	442,307	8.57%	206,502	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$503,727	12.04%	$334,834	8.00%	$418,543	10.00%
Tier 1 risk-based capital ratio	472,378	11.29%	167,417	4.00%	251,126	6.00%
Tier 1 leverage ratio	472,378	9.17%	206,095	4.00%	257,619	5.00%
December 31, 2013
Banc of California, Inc.
Total risk-based capital ratio	$307,457	12.45%	$197,503	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	281,786	11.41%	98,752	4.00%	N/A	N/A
Tier 1 leverage ratio	281,786	8.02%	140,463	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$360,634	14.65%	$196,998	8.00%	$246,247	10.00%
Tier 1 risk-based capital ratio	334,963	13.60%	98,499	4.00%	147,748	6.00%
Tier 1 leverage ratio	334,963	9.58%	139,874	4.00%	174,842	5.00%
Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Company and the Bank became subject to new capital regulations adopted by the FRB and the OCC. See “Regulation and Supervision - New Capital Rules” in Item 1.
Recent Accounting Pronouncements
Please see Note 1 of the Notes to Consolidated Financial Statements in Item 8.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
The following table presents the projected change in the Bank’s net portfolio value at December 31, 2014 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	December 31, 2014
Change in Interest Rates in Basis Points (bp) (1)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
	($ in thousands)
+100 bp	$681,021	$(32,267)	(4.5)%	$198,432	$(3,353)	(1.7)%
0 bp	713,288			201,785
-100 bp	726,223	12,935	1.8%	200,835	(950)	(0.5)%

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
December 31, 2014, 2013, and 2012

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPOPRTING
The management of Banc of California, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on that assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework (1992).
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm.

/s/ Steven A. Sugarman	/s/ Ronald J. Nicolas, Jr.
Steven A. Sugarman Chairman, President and Chief Executive Officer	Ronald J. Nicolas, Jr. Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Banc of California, Inc.:
We have audited the accompanying consolidated statements of financial condition of Banc of California, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banc of California, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Banc of California, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP KPMG LLP
Irvine, California
March 16, 2015

ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)

	As of December 31,
	2014	2013
ASSETS
Cash and due from banks	$14,364	$4,937
Interest-bearing deposits	216,835	105,181
Total cash and cash equivalents	231,199	110,118
Time deposits in financial institutions	1,900	1,846
Securities available for sale, carried at fair value	345,695	170,022
Loans held for sale, carried at fair value	278,749	192,613
Loans held for sale, carried at lower of cost or fair value	908,341	524,120
Loans and leases receivable, net of allowance of $29,480 and $18,805 at December 31, 2014 and 2013, respectively	3,919,642	2,427,306
Federal Home Loan Bank and other bank stock, at cost	42,241	22,600
Servicing rights, net ($13,135 and $13,535 measured at fair value at December 31, 2014 and 2013, respectively)	13,619	13,883
Servicing rights held for sale, carried at fair value	5,947	—
Accrued interest receivable	15,113	10,866
Other real estate owned, net	423	—
Premises, equipment, and capital leases, net	78,685	66,260
Bank-owned life insurance	19,095	18,881
Goodwill	31,591	30,143
Affordable housing fund investment	4,939	5,628
Deferred income tax	16,445	—
Income tax receivable	—	2,995
Other intangible assets, net	25,252	12,152
Other assets	32,695	18,590
Total Assets	$5,971,571	$3,628,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$662,295	$429,158
Interest-bearing deposits	4,009,536	2,489,486
Total deposits	4,671,831	2,918,644
Advances from Federal Home Loan Bank	633,000	250,000
Notes payable, net	93,569	82,320
Reserve for loss on repurchased loans	8,303	5,427
Income taxes payable	56	—
Accrued expenses and other liabilities	61,223	46,763
Total liabilities	5,467,982	3,303,154
Commitments and contingent liabilities
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized:
Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 32,000 shares authorized, 32,000 shares issued and outstanding at December 31, 2014 and 2013	31,934	31,934
Series B, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 10,000 shares authorized, 10,000 shares issued and outstanding at December 31,2014 and 2013	10,000	10,000
Series C, 8.00% non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 40,250 shares authorized, 40,250 shares issued and outstanding at December 31, 2014 and 2013	37,943	37,943
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 35,829,763 shares issued and 34,190,740 shares outstanding at December 31, 2014; 20,959,286 shares issued and 19,561,469 shares outstanding at December 31, 2013	358	210
Class B non-voting non-convertible Common stock, $0.01 par value per share, 3,136,156 shares authorized; 609,195 shares issued and outstanding at December 31, 2014 and 584,674 shares issued and outstanding at December 31, 2013	6	6
Additional paid-in capital	422,910	256,306
Retained earnings	29,863	16,981
Treasury stock, at cost (1,639,023 shares and 1,397,817 shares at December 31, 2014 and 2013, respectively)	(29,798)	(27,911)
Accumulated other comprehensive income (loss), net	373	(600)
Total stockholders’ equity	503,589	324,869
Total liabilities and stockholders’ equity	$5,971,571	$3,628,023
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Interest and dividend income
Loans, including fees	$180,761	$116,673	$51,942
Securities	5,158	2,632	2,736
Dividends and other interest-earning assets	2,220	1,206	353
Total interest and dividend income	188,139	120,511	55,031
Interest expense
Deposits	24,411	16,051	5,960
Federal Home Loan Bank advances	527	269	348
Notes payable and other interest-bearing liabilities	7,924	6,962	2,171
Total interest expense	32,862	23,282	8,479
Net interest income	155,277	97,229	46,552
Provision for loan and lease losses	10,976	7,963	5,500
Net interest income after provision for loan and lease losses	144,301	89,266	41,052
Noninterest income
Customer service fees	1,490	1,942	1,883
Loan servicing income	4,199	2,049	92
Income from bank owned life insurance	224	177	253
Net gain (loss) on sale of securities available for sale	1,183	331	(83)
Net gain on sale of loans	19,828	8,700	1,106
Net revenue on mortgage banking activities	95,430	67,890	21,310
Advisory service fees	12,904	377	—
Loan brokerage income	8,674	1,356	1
Gain on sale of branches	456	12,104	—
Bargain purchase gain	—	—	11,627
Other income	1,249	1,817	430
Total noninterest income	145,637	96,743	36,619
Noninterest expense
Salaries and employee benefits	162,879	110,687	41,891
Occupancy and equipment	33,443	19,662	7,902
Professional fees	19,247	13,864	7,888
Data processing	5,231	4,710	3,011
Advertising	5,016	4,361	1,046
Regulatory assessments	4,182	2,535	1,519
Loan servicing and foreclosure expense	1,066	905	980
Operating loss on equity investment	689	569	364
Valuation allowance for other real estate owned	32	97	703
Net gain on sales of other real estate owned	(66)	(464)	(464)
Provision for loan repurchases	2,808	2,383	256
Amortization of intangible assets	4,079	2,651	696
Impairment on intangible assets	48	1,061	—
All other expense	25,507	15,649	5,768
Total noninterest expense	264,161	178,670	71,560
Income before income taxes	25,777	7,339	6,111
Income tax (benefit) expense	(4,541)	7,260	115
Net income	30,318	79	5,996
Preferred stock dividends	3,640	2,185	1,359
Net income (loss) available to common stockholders	$26,678	$(2,106)	$4,637
Basic earnings (loss) per common share	$0.91	$(0.14)	$0.40
Diluted earnings (loss) per common share	$0.91	$(0.14)	$0.40
Basic earnings (loss) per class B common share	$0.91	$(0.14)	$0.40
Diluted earnings (loss) per class B common share	$0.91	$(0.14)	$0.40
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$30,318	$79	$5,996
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) arising during the period	2,020	(1,892)	2,253
Reclassification adjustment for gain included in net income	(685)	(331)	83
Total change in unrealized loss (gain) on available-for-sale securities	1,335	(2,223)	2,336
Unrealized gain (loss) on cash flow hedge:
Unrealized gain (loss) arising during the period	(362)	226	—
Total change in unrealized gain (loss) on cash flow hedge	(362)	226	—
Total other comprehensive income (loss)	973	(1,997)	2,336
Comprehensive income (loss)	$31,291	$(1,918)	$8,332
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)

	Preferred Stock			Common Stock		Additional Paid-	Retained	Treasury	Accumulated Other Comprehensive
	Series A	Series B	Series C	Class A	Class B	in Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2011	$31,934	$—	$—	$117	$11	$150,786	$27,623	$(25,037)	$(939)	$184,495
Comprehensive income:
Net income	—	—	—	—	—	—	5,996	—	—	5,996
Other comprehensive income, net	—	—	—	—	—	—	—	—	2,336	2,336
Forfeiture and retirement of shares of common stock	—	—	—	—	—	187	—	(216)	—	(29)
Stock option compensation expense	—	—	—	—	—	495	—	—	—	495
Stock awards earned	—	—	—	—	—	1,180	—	—	—	1,180
Severance payment	—	—	—	—	—	(129)	—	—	—	(129)
Purchase of 42,895 shares of treasury stock	—	—	—	—	—	—	—	(565)	—	(565)
Dividends declared ($0.48 per common share)	—	—	—	3	—	1,052	(5,710)	—	—	(4,655)
Preferred stock dividends	—	—	—	—	—	—	(1,359)	—	—	(1,359)
Tax loss of restricted share awards vesting	—	—	—	—	—	(17)	—	—	—	(17)
Warrants issued with Beach Business Bank purchase	—	—	—	—	—	1,009	—	—	—	1,009
Balance at December 31, 2012	$31,934	$—	$—	$120	$11	$154,563	$26,550	$(25,818)	$1,397	$188,757
Comprehensive income (loss):
Net Income	—	—	—	—	—	—	79	—	—	79
Other comprehensive loss, net	—	—	—	—	—	—	—	—	(1,997)	(1,997)
Issuance of common stock	—	—	—	90	(5)	99,261	—	—	—	99,346
Issuance of preferred stock	—	—	37,943	—	—	—	—	—	—	37,943
Preferred stock assumed through business acquisition	—	10,000		—	—	—	—	—	—	10,000
Stock options converted through business acquisition	—	—	—	—	—	9	—	—	—	9
Exercise of stock options	—	—	—	—	—	540	—	—	—	540
Forfeiture and retirement of common stock	—	—	—	—	—	311	—	(270)	—	41
Purchase of 377,517 shares of treasury stock	—	—	—	—	—	—	—	(5,046)	—	(5,046)
Issuance of stock awards from treasury stock	—	—	—	—	—	(3,223)	—	3,223	—	—
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	519	(727)	—	—	(208)
Stock option compensation expense	—	—	—	—	—	582	—	—	—	582
Restricted stock compensation expense	—	—	—	—	—	2,311	—	—	—	2,311
Conversion of stock appreciation rights to stock options	—	—	—	—	—	1,433	—	—	—	1,433
Dividends declared ($0.48 per common share)	—	—	—	—	—	—	(6,736)	—	—	(6,736)
Preferred stock dividends	—	—	—	—	—	—	(2,185)	—	—	(2,185)
Balance at December 31, 2013	$31,934	$10,000	$37,943	$210	$6	$256,306	$16,981	$(27,911)	$(600)	$324,869
Comprehensive income:
Net income	—	—	—	—	—	—	30,318	—	—	30,318
Other comprehensive income, net	—	—	—	—	—	—	—	—	973	973
Issuance of common stock	—	—	—	148	—	104,508	—	—	—	104,656
Issuance of tangible equity units	—	—	—	—	—	51,182	—	—	—	51,182

Purchase of 23,502 shares of treasury stock	—	—	—	—	—	—	—	(280)	—	(280)
Reclassification adjustment for awards issued from treasury stock	—	—	—	—	—	1,926	—	(1,926)	—	—
Exercise of stock options	—	—	—	—	—	993	—	—	—	993
Stock option compensation expense	—	—	—	—	—	480	—	—	—	480
Restricted stock compensation expense	—	—	—	—	—	5,838	—	—	—	5,838
Stock appreciation right expense	—	—	—	—	—	1,889	—	—	—	1,889
Issuance of stock awards from treasury stock	—	—	—	—	—	(319)	—	319	—	—
Tax effect from stock compensation plan	—	—	—	—	—	85	—	—	—	85
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	624	(848)	—	—	(224)
Restricted stock surrendered due to employee tax liability	—	—	—	—	—	(602)	—	—	—	(602)
Stock appreciation right dividends	—	—	—	—	—	—	(543)	—	—	(543)
Dividends declared ($0.48 per common share)	—	—	—	—	—	—	(12,405)	—	—	(12,405)
Preferred stock dividends	—	—	—	—	—	—	(3,640)	—	—	(3,640)
Balance at December 31, 2014	$31,934	$10,000	$37,943	$358	$6	$422,910	$29,863	$(29,798)	$373	$503,589
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$30,318	$79	$5,996
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan and lease losses	10,976	7,963	5,500
Provision for loan repurchases	2,808	2,383	256
Net revenue on mortgage banking activities	(95,430)	(67,890)	(21,310)
Net gain on sale of loans	(19,828)	(8,700)	(1,106)
Net amortization of securities	746	1,742	1,430
Depreciation on premises and equipment	6,834	4,283	1,714
Amortization of intangibles	4,079	2,651	696
Amortization of debt issuance cost	686	385	135
Stock option compensation expense	480	582	495
Stock award compensation expense	5,838	2,311	1,188
Change in fair value of converted stock options related to business acquisition	—	9	—
Stock appreciation right expense	1,889	1,072	—
Bank owned life insurance income	(224)	(177)	(253)
Operating loss on equity investment	689	569	364
Impairment on intangible assets	48	1,061	—
Net (gain) loss on sale of securities available for sale	(1,183)	(331)	83
Gain on sale of mortgage servicing rights	(2,318)	—	—
Gain on sale of other real estate owned	(66)	(464)	(464)
Gain on sale of branches	(456)	(12,104)	—
Bargain purchase gain	—	—	(11,627)
Loss (gain) on sale or disposal of property and equipment	942	—	(412)
Loss (gain) from change of fair value on mortgage servicing rights	1,564	(298)	238
Deferred income tax (benefit) expense	(17,229)	7,573	100
Increase in valuation allowances on other real estate owned	32	97	703
Repurchase of mortgage loans	(3,343)	—	—
Originations of loans held for sale from mortgage banking	(2,822,406)	(1,942,622)	(515,327)
Originations of other loans held for sale	(1,439,700)	(441,969)	—
Proceeds from sales of and principal collected on loans held for sale from mortgage banking	2,838,771	1,916,746	495,796
Proceeds from sales of and principal collected on other loans held for sale	923,494	107,222	—
Change in deferred loan (costs) fees	(1,296)	(248)	662
Amortization of premiums and discounts on purchased loans	(34,776)	(20,304)	(2,218)
Change in accrued interest receivable	(4,247)	(5,865)	(322)
Change in other assets	(6,605)	3,408	4,372
Change in accrued interest payable and other liabilities	(8,603)	5,347	346
Net cash used in operating activities	(627,516)	(435,489)	(32,965)
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	111,764	127,298	11,940
Proceeds from maturities and calls of securities available-for-sale	1,231	12,606	52,287
Proceeds from principal repayments of securities available-for-sale	41,142	98,287	—
Purchases of securities available-for-sale	(327,069)	(71,129)	(77,697)
Net cash (used) acquired in acquisitions	(23,409)	5,644	43,671
Net cash used in branch sale	—	(448,891)	—
Loan originations and principal collections, net	(376,771)	(385,272)	(159,105)
Purchase of loans	(38,572)	(857,733)	(96,917)
Redemption of Federal Home Loan Bank stocks	559	25	702
Purchase of Federal Home Loan Bank and other bank stocks	(20,200)	(13,783)	—
Proceeds from sale of loans held for investment	161,638	276,516	79,307
Net change in time deposits in financial institutions	(54)	3,181	—
Proceeds from sale of other real estate owned	264	5,123	13,789
Proceeds from sale of mortgage servicing rights	18,808	—	—
Proceeds from sale of premises and equipment	79	—	1,324
Additions to premises and equipment	(11,663)	(54,965)	(6,151)
Funding of equity investment	—	—	(624)
Purchase of interest bearing deposits	—	—	(353)
Payments of capital lease obligations	(901)	(389)	(54)
Net cash used in investing activities	(463,154)	(1,303,482)	(137,881)
Cash flows from financing activities:
Net increase in deposits	676,372	1,514,930	105,692
Net increase in Federal Home Loan Bank advances	383,000	133,167	55,000
Net proceeds from issuance of common stock	103,656	67,792	—
Net proceeds from issuance of preferred stock	—	37,943	(7)
Net proceeds from issuance of long term debt	—	—	80,283
Net proceeds from other borrowings	—	—	642
Net proceeds from issuance of tangible equity units	64,959	—	—
Payment of Amortizing Debt	(2,157)	—	—
Purchase of treasury stock	(280)	(5,005)	(565)
Proceeds from exercise of stock options	993	540	—
Tax expense from restricted stock vesting	—	—	(17)
Dividends paid on stock appreciation rights	(471)	—	—
Dividends paid on preferred stock	(3,652)	(2,185)	(1,359)
Dividends paid on common stock	(10,669)	(6,736)	(4,655)
Net cash provided by financing activities	1,211,751	1,740,446	235,014
Net change in cash and cash equivalents	121,081	1,475	64,168
Cash and cash equivalents at beginning of year	110,118	108,643	44,475
Cash and cash equivalents at end of year	$231,199	$110,118	$108,643
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$32,592	$23,277	$7,606
Income taxes paid	9,855	—	—
Income taxes refunds received	263	—	—
Supplemental disclosure of noncash activities
Transfer from loans to other real estate owned, net	653	—	3,863
Transfer of loans receivable to loans held for sale, net of transfer of $613, $1,443 and $0 from allowance for loan and lease losses for the years ended December 31, 2014, 2013 and 2012, respectively	66,334	181,360	—
Transfer of loans held for sale to loans receivable	117,116	—	—
Equipment acquired under capital leases	1,313	2,675	532
Conversion of stock appreciation rights to stock options	—	1,433	—
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Banc of California, Inc. (collectively, with its consolidated subsidiaries, the Company, we, us and our), is a financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Orange County, California and incorporated under the laws of Maryland. Banc of California, Inc.'s assets primarily consist of the outstanding stock of Banc of California, National Association (the Bank), as well as the outstanding membership interests of The Palisades Group, LLC (The Palisades Group), and PTB Property Holdings, LLC (PTB).
Banc of California, Inc. is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board or FRB) and the Bank operates under a national bank charter issued by the Office of the Comptroller of the Currency (the OCC), its primary regulator. The Bank is a member of the Federal Home Loan Bank (FHLB) system, and maintains insurance on deposit accounts with the Federal Deposit Insurance Corporation (FDIC). The Bank offers a variety of financial services to meet the banking and financial needs of the communities we serve, with operations conducted through 37 banking offices, serving San Diego, Los Angeles, and Orange counties, California and 67 loan production offices in California, Arizona, Oregon, Virginia, Indiana, Maryland, Colorado, Idaho, and Nevada as of December 31, 2014. The Palisades Group provides financial advisory and asset management services and PTB Property Holdings, LLC manages and disposes of other real estate owned properties.
Basis of Presentation: The consolidated financial statements include the accounts of the Company and all other entities in which it has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries. The accounting and reporting polices of the Company are based upon U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the financial services industry. Significant accounting policies followed by the Company are presented below.
Certain prior period amounts have been reclassified to conform to the current year's presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash or cash equivalents.
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan and lease losses, reserve for loss on repurchased loans, servicing rights, realization of deferred tax assets, the valuation of goodwill and other intangible assets, mortgage banking derivatives, purchased credit impaired loan discount accretion, fair value of assets and liabilities acquired in business combinations, and the fair value measurement of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.
Cash and cash equivalents: Cash and cash equivalents include cash on hand, interest-bearing deposits with other financial institutions with original maturities under 90 days, and daily federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased, including overnight borrowings with the Federal Home Loan Bank.
Cash flows from loans, either originated or acquired, are classified at that time according to management's original intent to either sell or hold the loan for the foreseeable future. When management's intent at origination or purchase is to sell the loan, the cash flows of that loan are presented as operating cash flows. When management's intent is to hold the loan for the foreseeable future, the cash flows of that loan are presented as investing cash flows.
Time Deposits in Financial Institutions: Time deposits in financial institutions have original maturities over 90 days and are carried at cost.
Securities: Investment securities are classified at the time of purchase as available for sale or held-to-maturity. Debt securities classified as held to maturity are recorded at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when management intends that they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized holding gains and losses, net of taxes, reported in other comprehensive income or loss.

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
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) Stock: The Bank is a member of the FHLB and FRB system. Members are required to own a certain amount of FHLB and FRB stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB and FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
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
The Company’s conforming mortgage loans held for sale at fair value are Government-sponsored enterprise (GSE) or Government-eligible at December 31, 2014. These loans are considered to have reliable market price information and the fair value of these loans at December 31, 2014 was based on quoted market prices of similar assets and included the value of loan servicing.
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

Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as part of Net Revenue on Mortgage Banking Activities on the Consolidated Statements of Operations.
Non-Conforming Mortgage Loans Held for Sale: Non-conforming mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value on an aggregate basis. A decline in the aggregate fair value of the loans below their aggregate carrying amount is recognized through a charge to earnings in the period of such a decline. Unearned income on the loans is taken into earnings when they are sold.
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
Loans and Leases: Loans and leases (other than purchased credit-impaired loans and leases) that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff are stated at the principal balance outstanding, net of charged off amounts and unamortized purchase premiums and discounts and net of deferred loan fees and costs. The deferred net loan fees and costs, and purchase premiums and discounts are recognized in interest income as an adjustment to yield over the loan term using the effective interest method. Interest on loans and leases is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Interest income is accrued on the unpaid principal balance and is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes doubtful, regardless of the length of past due status. Generally loans are placed on nonaccrual status when they are greater than 90 days past due. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest received on such loans and leases is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. A charge-off is recorded at 180 days if the loan balance exceeds the fair value of the collateral less costs to sell. Commercial, commercial real estate and equipment finance loans are subject to a detailed review when 90 days past due to determine accrual status, or when payment is uncertain and a specific consideration is made to put a loan or lease on non-accrual status. Consumer loans, other than those secured by real estate, are typically charged off no later than 180 days past due. Loans and leases are returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.
Allowance for Loan and Lease Losses: The allowance for loan and lease losses is a reserve established through a provision for loan and lease loses charged to expense, and represents management’s best estimate of probable losses that may be incurred within the existing loan and lease portfolio as of the balance sheet date. Subsequent recoveries, if any, are credited to the allowance. The Company performs an analysis of the adequacy of the allowance at least on a quarterly basis. Management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans and leases, but the entire allowance is available for any loan or lease that, in management’s judgment, should be charged off.
The allowance consists of three elements; (i) specific valuation allowances established for probable losses on impaired loans and leases, (ii) quantitative valuation allowances calculated using loss experience for like loans and leases with similar characteristics and trends, adjusted, as necessary to reflect the impact of current conditions; and (iii) qualitative allowances determined based on environmental and other factors that may be internal or external to the Company.
A loan or lease is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. The Company evaluates all impaired loans and leases individually under the guidance of ASC 310, Receivables, primarily through the evaluation of collateral values and estimated cash flows. Loans and leases for which the terms have been modified and where the borrower is experiencing financial difficulties are considered troubled debt restructurings (TDR) and classified as impaired.
Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans and leases that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan or lease and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The impairment amount on a collateral dependent loan is charged-off to the allowance and the impairment amount on a loan that is not collateral dependent is set-up as a specific reserve. TDRs are also measured at the present value of estimated future cash flows using the loan’s or lease’s effective rate at inception or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan and lease losses.
During the year ended December 31, 2014, the Company enhanced the current methodologies, processes and controls over the allowance for loan and lease losses (ALLL), due to the Company's organic and acquisitive growth and changing profile.
The following is a synopsis of the enhancements for each component of ALLL:

•	Expand the look-back period to 28 rolling quarters to capture a full economic cycle.

•	Utilize net historical losses versus gross historical losses.

•
Expand the peer group used to determine industry average loss history to include three industry groups; 1) all U.S. financial and bank holding companies, 2) all California financial and bank holding companies, 3) the peer group average from the Uniform Bank Performance Report.

•	Apply a segment specific loss emergence period to each segment's loss rate.

•	Determine qualitative reserves is at each loan segment level based on a baseline risk weighting adjusted for current risks, trends and business conditions.

•	Disaggregate certain qualitative factors to be determined on the portfolio segment level.
These enhancements resulted in an increase of $264 thousand in the ALLL as compared to what it would have been using the old methodology at December 31, 2014.
At December 31, 2014, the following portfolio segments have been identified: commercial and industrial - secured; commercial and industrial - unsecured; commercial real estate - retail; commercial real estate - office; commercial real estate - industrial; commercial real estate - hospitality; commercial real estate - acquisition and development; commercial real estate - condo conversion; commercial real estate - other; construction; SBA; leases; single family residence -1st trust deed (amortizing, interest only now amortizing, interest only, negative amortization, and Green Loans); single family residence -2nd trust deeds; other consumer. The Company categorizes loans and leases into risk categories based on relevant information about the ability of borrowers and lessees (also referred to as borrowers) to service their obligations such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans and leases individually by classifying the loans and leases as to credit risk. This analysis includes all loans and leases delinquent over 60 days and non-homogeneous loans and leases such as commercial and commercial real estate loans. Classification of problem SFR mortgage loans is performed on a monthly basis while analysis of non-homogeneous loans is performed on a quarterly basis.
Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than SFR mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Commercial business loans are also considered to have a greater degree of credit risk than SFR mortgage loans due to the fact commercial business loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). SBA business loans are similar to commercial business loans, but have additional credit enhancement provided by the U.S. Small Business Administration, for up to 85 percent of the loan amount for loans up to $150,000 and 75 percent of the loan amount for loans of more than $150,000. Commercial equipment leases are also similar to commercial business loans in that the leases are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial equipment leases may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). Consumer and other real estate loans may entail greater risk than do SFR mortgage loans given that collection of these loans is dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Green Loans are also considered to carry a higher degree of credit risk due to their unique cash flows. Credit risk on this asset class is also managed through the completion of regular re-appraisals of the underlying collateral and monitoring of the borrower’s usage of this account to determine if the borrower is making monthly payments from external sources or “drawdowns” on their line. In cases where the property values have declined to levels less than the original loan-to-value, or other levels deemed prudent by the Company, the Company may curtail the line and/or require monthly payments or principal reductions to bring the loan in balance.
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
Troubled Debt Restructurings (TDR): A loan is identified as a TDR when a borrower is experiencing financial difficulties and for economic or legal reasons related to these difficulties, the Company grants a concession to the borrower in the restructuring that it would not otherwise consider. The Company has granted a concession when, as a result of the restructuring to a troubled borrower, it does not expect to collect all amounts due, including principal and/or interest accrued at the original terms of the loan. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date, or a note split with principal forgiveness. Loans for which the borrower has been discharged under Chapter 7 bankruptcy are considered collateral dependent TDRs, impaired at the date of discharge, and charged down to the fair value of collateral less cost to sell. A restructuring executed at an interest rate that is at market interest rates based on the current credit characteristics of the borrower is not a TDR.
The Company’s policy is to place consumer loan TDRs, except those that were performing prior to TDR status, on non-accrual status for a minimum period of 6 months. Commercial TDRs are evaluated on a case-by-case basis for determination of whether or not to place on non-accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement for a minimum of 6 months. Initially, all TDRs are reported as impaired. Generally, TDRs are classified as impaired loans and reported as TDRs for the remaining life of the loan. Impaired and TDR classification may be removed if the borrower demonstrates compliance with the modified terms for a minimum of 6 months and through one fiscal year-end and the restructuring agreement specifies a market rate of interest equal to that which would be provided to a borrower with similar credit at the time of restructuring. In the limited circumstance that a loan is removed from TDR classification it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.
Concentration of Credit Risk: Most of the Company’s lending activity is with customers located within San Diego, Los Angeles, Orange and Riverside Counties, California. Therefore, the Company’s exposure to credit risk is significantly affected by economic conditions in those areas. Our loans are concentrated geographically in the Southern California market place.
Purchased Credit-Impaired Loans: The Company purchases loans with and without evidence of credit quality deterioration since origination. Evidence of credit quality deterioration as of the purchase date may include statistics such as prior loan modification history, updated borrower credit scores and updated loan or lease-to-value (LTV) ratios, some of which may not be immediately available as of the purchase date. Purchased loans with evidence of credit quality deterioration where the Company estimates that it will not receive all contractual payments are accounted for as purchased credit impaired loans (PCI loans). The excess of the cash flows expected to be collected on PCI loans, measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan or lease using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the non-accretable difference. PCI loans that have similar risk characteristics, primarily credit risk, collateral type and interest rate risk, are pooled and accounted for as a single unit with a single composite interest rate and an aggregate expectation of cash flows.
Loans that were acquired during 2012 in connection with the Beach and Gateway acquisitions and during 2013 in connection with the PBOC acquisition that were considered credit impaired were recorded at fair value at the acquisition date and the related allowance for loan and lease losses was not carried over to the Company’s allowance. Any losses on such loans are charged against the non-accretable difference established in purchase accounting and are not reported as charge-offs until such non-accretable difference is fully utilized. These loans were evaluated individually and were not part of the aforementioned pools.

The Company estimates cash flows expected to be collected over the life of the loan using management’s best estimate which is derived using current key assumptions such as default rates, loss severity and payment speeds. If, upon subsequent evaluation, the Company determines it is probable that the present value of the expected cash flows have decreased due to a deterioration of credit, the PCI loan is considered further impaired which will result in a charge to the provision for loan and lease losses and a corresponding increase to the allowance for loan and lease losses. If, upon subsequent evaluation, it is probable that there is an increase in the present value of the expected cash flows, the Company will reduce any remaining allowance. If there is no remaining allowance, the Company will recalculate the amount of accretable yield as the excess of the revised expected cash flows over the current carrying value resulting in a reclassification from non-accretable difference to accretable yield. The present value of the expected cash flows for PCI purchased loan pools is determined using the PCI loans’ effective interest rate, adjusted for changes in the PCI loans’ interest rate indexes. Adjustments in interest rate assumptions and prepayment behavior do not impact the Company’s assessment of credit impairment. The present value of the expected cash flows for PCI loans and leases acquired through mergers with other banks includes, in addition to the above, an evaluation of the credit worthiness of the borrower. Loan dispositions may include sales of loans, receipt of payments in full from the borrower or foreclosure. Write-downs are not recorded on the PCI loan pool until actual losses exceed the remaining non-accretable difference. To date, no write-downs have been recorded for the PCI loans held by the Company.
Other Real Estate Owned: Other real estate owned (OREO), which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is initially recorded at fair value less estimated selling costs of the real estate, based on current independent appraisals obtained at the time of acquisition, less costs to sell when acquired, establishing a new cost basis. Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Gains and losses on the sale of OREO are included in Net Gain on Sales of Other Real Estate Owned, reductions in fair value subsequent to foreclosure are included in Valuation Allowance for Other Real Estate Owned and any subsequent operating expenses or income of such properties are included in All Other Expense on the Consolidated Statements of Operations.
Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method with the following estimated useful lives: building 40 years and leasehold improvements-life of lease, and furniture, fixtures, and equipment 3 to 7 years. Maintenance and repairs are charged to expense as incurred, and improvements that extend the useful lives of assets are capitalized.
Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key current and former executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Servicing Rights-Mortgage (Fair Value Method): A servicing asset or liability is recognized when undertaking an obligation to service a financial asset under mortgage servicing contract, including a transfer of the servicer’s financial assets that meet the requirements for sale accounting. Such servicing asset or liability is initially measured at fair value based on either market prices for comparable servicing contracts or alternatively is based on a valuation model that is based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate and is recorded on the Consolidated Statements of Operations.
Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income.
Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and are included with Net Revenue on Mortgage Banking Activities on the Consolidated Statements of Operations. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimates and actual prepayment speeds and default rates and losses. Currently the Company does not hedge the income statement effects of changes in fair value of the servicing assets.
Servicing fee income, which is reported in Loan Servicing Income on the Consolidated Statements of Operations, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. Late fees and ancillary fees related to loan servicing are not material.
Servicing Rights-Small Business Administration Loans (Amortized Cost Method): As a general course of business, the Bank originates and sells the guaranteed portion of its SBA loans. To calculate the gain (loss) on sales of SBA loans, the Bank’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between sale proceeds and the amount of the allocated investment to the sold portion of the loan.

The portion of the servicing fees that represent contractually specified servicing fees (contractual servicing) is reflected as a servicing asset and is amortized over the estimated life of the servicing; in the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized. The portion of servicing fees in excess of contractual servicing fees are reflected as interest-only (I/O) strips receivable, which is included in Other Assets on the Consolidated Statements of Financial Condition. The I/O strips receivable are carried at fair value, with unrealized gains and losses recorded in the Consolidated Statements of Operations. The Company did not have any I/O strip receivable at December 31, 2014 and 2013.
Goodwill and Other Intangible Assets: Goodwill represents the excess purchase price of businesses acquired over the fair value of the identifiable net assets acquired and is assigned to specific reporting units. Goodwill is not subject to amortization and is evaluated for impairment annually, during the third fiscal quarter, or more frequently in the interim if events occur or circumstances change indicating it would more likely than not result in a reduction of the fair value of a reporting unit below its carrying value. Goodwill is evaluated for impairment by either performing a qualitative evaluation or a two-step quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Discounted cash flow estimates, which include significant management assumptions relating to revenue growth rates, net interest margins, weighted average cost of capital, and future economic and market conditions, are used to determine fair value under the two-step quantitative test. In Step 1, the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired, and it is not necessary to continue to Step 2 of the impairment process. Otherwise, Step 2 is performed where the implied fair value of goodwill is compared to the carrying value of goodwill in the reporting unit. If a reporting unit's carrying value exceeds fair value, the difference is charged to noninterest expense.
Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights, or because the asset is capable of being sold or exchanged either separately or in combination with a related contract, asset or liability. Other intangible assets with finite useful lives are amortized to noninterest expense over their estimated useful lives and are evaluated for impairment whenever events occur or circumstances change indicating the carrying amount of the asset may not be recoverable.
Affordable Housing Fund Investment: The Company has invested in two limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the State of California and other states. The Company accounts for these investments under the equity method. The Company’s ownership in each limited partnership varies from 8 percent to 19 percent. At December 31, 2014 and 2013, the gross investments in these limited partnerships amounted to $9.0 million and $5.6 million, respectively, with original investment amount to be $9.5 million. The unfunded portion was $487 thousand at December 31, 2014. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.
The approximate future federal and state tax credits to be generated over a multiple-year period are $4.9 million and $5.6 million at December 31, 2014 and 2013, respectively. The Company had an unused tax credit carryforward of $0. Investment amortization amounted to $689 thousand and $569 thousand for the years ended December 31, 2014 and 2013 respectively.
Reserve for Unfunded Commitments: The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to available to lend. The unfunded reserve calculation includes factors that are consistent with ALLL methodology for funded loans using the loss given default, probability of default and a draw down factor applied to the underlying borrower risk and facility grades. Changes in the reserve for unfunded credit commitments, within Accrued Expenses and Other Liabilities, is reported as a component of All Other Expense on the Consolidated Statements of Operations.
Reserve for Loss on Repurchased Loans: In the ordinary course of business, as loans held for sale are sold, the Bank makes standard industry representations and warranties about the loans. The Bank may have to subsequently repurchase certain loans or reimburse certain investor losses due to defects that may have occurred in the origination of the loans. Such defects include documentation or underwriting errors. In addition, certain investor contracts require the Bank to repurchase loans from previous whole loan sales transactions that experience early payment defaults. If there are no such defects or early payment defaults, the Bank has no commitment to repurchase loans that it has sold. The level of reserve for loss on repurchased loans is an estimate that requires considerable management judgment. The Bank’s reserve is based upon the expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased, which include first and second trust deed loans. At the point when loss reimbursements are made directly to the investor, the reserve for loss reimbursements on sold loans is charged for the losses incurred.

Business Combinations: Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of operations from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. The Company applied this guidance to the RenovationReady and BPNA Branch acquisitions that were consummated in 2014, the PBOC, The Palisades Group, and CS Financial acquisitions that were consummated in 2013, and the Gateway Bancorp and Beach Business Bank acquisitions that were consummated in 2012.
Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Deferred Financing Costs: Deferred financing costs associated with the Company’s senior notes and junior subordinated amortizing notes are included in Notes Payable on the Consolidated Statements of Financial Condition. The deferred financing costs are being amortized on a basis that approximates a level yield method over the eight-year term of the senior notes and the five-year term of the junior subordinated amortizing notes.
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
Stock-Based Compensation: Compensation cost is recognized for stock appreciation rights, stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. As of December 31, 2014, the Company had a net deferred tax asset of $16.4 million, net of a $0 valuation allowance and the Company had a net deferred tax asset of $0, net of a $17.3 million valuation allowance as of December 31, 2013. The decrease in the valuation allowance against its federal and state deferred tax assets was due primarily to current year taxable income, including strong core earnings and management’s projection of taxable income for future tax years. See further discussion in Note 13.
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2010, with the exception of Gateway Bancorp, a predecessor entity, which is currently under exam by the Internal Revenue Service for the 2008 and 2009 tax years. The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2010; other state income and franchise tax statutes of limitations vary by state.
Tax positions that are uncertain but meet a more likely than not recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management's judgment. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $23 thousand and $0 accrued for interest and penalties at December 31, 2014 and 2013, respectively.
Earnings Per Common Share: Earnings per common share is computed under the two-class method. Basic earnings per common share (EPS) is computed by dividing net income allocated to common stockholders by the weighted average number of shares outstanding, including the minimum number of shares issuable under purchase contracts relating to the tangible equity units (see the discussion of the tangible equity units in Note 18). Diluted EPS is computed by dividing net income allocated to common stockholders by the weighted average number of shares outstanding, adjusted for the dilutive effect of the restricted stock units, the potentially issuable shares in excess of the minimum under purchase contracts relating to the tangible equity units, outstanding stock options, and warrants to purchase common stock. Net income allocated to common stockholders is computed by subtracting income allocated to participating securities, participating securities dividends and preferred stock dividend from net income. Participating securities are instruments granted in share-based payment transactions that contain rights to receive nonforfeitable dividends or dividend equivalents, which includes the Stock Appreciation Rights to the extent they confer dividend equivalent rights, as described under “Stock Appreciation Rights” in Note 16.
Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale and interest rate swap, net of tax, which are recognized as a separate component of stockholders’ equity.
Accounting for Derivative Instruments and Hedging Activities: The Company records its derivative instruments at fair value as either assets or liabilities on the Consolidated Statements of Financial Condition in other assets and accrued expenses and other liabilities, respectively. The change in derivative instruments fair value is recorded in current earnings in Net Revenue on Mortgage Banking Activities on the Consolidated Statements of Operations.
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
The Company hedges the risk of the overall change in the fair value of loan commitments to borrowers by selling forward contracts on securities of GSEs. Forward contracts on securities are considered derivative instruments. The Company has not formally designated these derivatives as a qualifying hedge relationship and accordingly, accounts for such forward contracts as freestanding derivatives with changes in fair value recorded to earnings each period.
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.
Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to stockholders.
Fair Values of Financial Instruments: The Company measures certain assets and liabilities on a fair value basis, in accordance with ASC Topic 820, "Fair Value Measurement". Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments and available for sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment in accordance with ASC Topic 825, "Financial Instruments". Examples of these include impaired loans, long-lived assets, OREO, goodwill, and core deposit intangible assets as well as loans held for sale accounted for at the lower of cost or fair value.
Fair value is the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. When observable market prices are not available, fair value is estimated using modeling techniques such as discounted cash flow analysis. These modeling techniques utilize assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating the instrument’s fair value. Considerable judgment may be involved in determining the amount that is most representative of fair value.
To increase consistency and comparability of fair value measures, ASC Topic 820, "Fair Value Measurement" established a three-level hierarchy to prioritize the inputs used in valuation techniques between observable inputs among (i) observable inputs that reflect quoted prices in active markets, (ii) inputs other than quoted prices with observable market data, and (iii) unobservable data such as the Company’s own data or single dealer non-binding pricing quotes. The Company assesses the valuation hierarchy for each asset or liability measured at the end of each quarter, as a result assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. Further information regarding the Company's policies and methodology used to measure fair value is presented in Note 3.

Transfer of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is generally considered to have been surrendered when (i) the transferred assets are legally isolated from the Company or its consolidated affiliates, even in bankruptcy or other receivership, (ii) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee and provide more than a trivial benefit to the Company, and (iii) the Company does not maintain the obligation or unilateral ability to reclaim or repurchase the assets.
The Company sells financial assets in the normal course of business, the majority of which are residential mortgage loan sales primarily to government-sponsored enterprises through established programs and other individual or portfolio loan and securities sales. In accordance with accounting guidance for asset transfers, the Company considers any ongoing involvement with transferred assets in determining whether the assets can be derecognized from the balance sheet. With the exception of servicing and certain performance-based guarantees, the Company’s continuing involvement with financial assets sold is minimal and generally limited to market customary representation and warranty clauses.
When the Company sells financial assets, it may retain servicing rights and/or other interests in the financial assets. The gain or loss on sale depends on the previous carrying amount of the transferred financial assets and the consideration received and any liabilities incurred in exchange for the transferred assets. Upon transfer, any servicing assets and other interests held by the Company are carried at the lower of cost or fair value.
Fee Revenue: Generally, fee revenue from deposit service charges and loans is recognized when earned, except where ultimate collection is uncertain, in which case revenue is recognized when received.
Marketing Costs: Marketing costs are expensed as incurred.
Investment Advisory Performance Fees: The Company’s SEC-registered investment advisor, The Palisades Group, receives investment advisory performance fees from actively managed investment funds. Certain performance fees are not finalized until the end of a period of time specified in the contracts. Such fees are recognized only to the extent that the amounts will not be reversed due to clawback provisions.
Correction of Prior Period Errors: During the year ended December 31, 2014, the Company made cumulative prior period (years ended December 31, 2013 and 2012) adjustments related to the provision for loan repurchases, the allowance for loan and lease losses, restricted stock compensation expense, and other expenses, which increased the provision for loan repurchases by $571 thousand, provision for loan and lease losses by $1.2 million, and other expense by $353 thousand, and decreased stock compensation expense by $234 thousand. The Company reviewed the impact of these corrections in accordance with Securities Exchange Commission Staff Accounting Bulletin No. 99 “Materiality”, and determined that the corrections were not material to prior or current periods.
Adoption of New Accounting Standards
In January 2014, the FASB issued guidance within ASU 2014-1, “Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU 2014-1to Topic 323, “Equity Investments and Joint Ventures,” provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. All of the Company’s affordable housing fund investments are within the scope of this guidance. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.
In January 2014, the FASB issued ASU No. 2014-4, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-4 clarifies that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure. Interim and annual disclosure is required of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-4 is effective using either the modified retrospective transition method or a prospective transition method for fiscal years and interim periods within those years, beginning after December 15, 2014, and early adoption is permitted. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.
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
In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. The ASU changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. In addition, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The ASU also requires disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. There are also additional disclosure requirements for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. ASU 2014-11 is effective using either the modified retrospective transition method or a prospective transition method for fiscal years and interim periods within those years, beginning after December 15, 2014. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-14, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” Under ASU 2014-14, a mortgage loan should be derecognized and a separate receivable based on the principal and interest expected to be recovered from the governmental guarantor should be recognized upon foreclosure when all of the following conditions exist: a government guarantee exists that is not separable from the loan prior to the foreclosure; as of the date of the foreclosure the creditor has the intent to convey the real estate to the governmental agency that issued the guarantee, to make a claim on the guarantee and the creditor has the ability to recover amounts due from the governmental entity as a result of the claim; and, as of the time of the foreclosure, the claim amount that is based on the fair value of the real estate is fixed. ASU 2014-14 is effective using either the modified retrospective transition method or a prospective transition method for fiscal years and interim periods within those years, beginning after December 15, 2014. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.

NOTE 2 – BUSINESS COMBINATIONS AND BRANCH SALES
The Company completed the following acquisitions between January 1, 2012 and December 31, 2014 and used the acquisition method of accounting. Accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition.
The following table presents a summary of acquired assets and assumed liabilities along with a summary of the acquisition consideration as of the dates of acquisition:

		Acquisition and Date Acquired
	Banco Popular Branches	Renovation Ready	CS Financial	The Palisades Group	Private Bank of California	Gateway Bancorp	Beach Business Bank
	November 8, 2014	January 31, 2014	October 31, 2013	September 10, 2013	July 1, 2013	August 18, 2012	July 1, 2012
	(In thousands)
Assets acquired
Cash and due from banks	$5,532	$—	$482	$900	$33,752	$1,783	$5,867
Interest-bearing deposits	—	—	—	5	—	—	4,674
Federal funds sold	—	—	—	—	—	35,090	55,478
Securities available for sale	—	—	—	—	219,298	76	5,661
Loans held for sale	—	—	4,982	—	—	—	—
Loans and leases receivable	1,072,449	—	—	—	385,256	131,322	229,722
Federal Home Loan Bank and other bank stock, at cost	—	—	—	—	—	940	1,554
Servicing rights	—	—	—	—	—	1,636	—
Premises, equipment, and capital leases	9,002	—	704	—	1,501	741	709
Income tax receivable	—	—	—	—	682	—	—
Goodwill	—	2,239	7,178	—	15,126	—	7,048
Other intangible assets	15,777	761	690	—	10,400	1,675	4,495
Other assets	2,301	—	608	364	6,578	4,702	3,831
Total assets acquired	$1,105,061	$3,000	$14,644	$1,269	$672,593	$177,965	$319,039
Liabilities assumed
Deposits	$1,076,614	$—	$—	$—	$561,890	$142,995	$271,320
Advances from Federal Home Loan Bank	—	—	—	—	41,833	—	—
Other liabilities	506	1,000	6,722	1,219	2,481	7,940	7,565
Total liabilities assumed	1,077,120	1,000	6,722	1,219	606,204	150,935	278,885
SBLF preferred stock assumed	—	—	—	—	10,000	—	—
Total consideration paid	$27,941	$2,000	$7,922	$50	$56,389	$15,403	$40,154
Summary of consideration
Cash paid	$27,941	$1,000	$1,500	$50	$28,077	$15,403	$39,145
Common stock issued	—	1,000	1,964	—	28,282	—	—
Replacement awards	—	—	—	—	30	—	—
Stock warrants issued	—	—	—	—	—	—	1,009
Noninterest-bearing note	—	—	3,150	—	—	—	—
Performance based equity	—	—	1,308	—	—	—	—
Earn-out liabilities	—	1,000	—	—	—	—	—

Banco Popular’s California Branch Network Acquisition
Effective November 8, 2014, the Bank acquired 20 full-service branches from Banco Popular North America (BPNA) in the Southern California banking market, as contemplated by the Purchase and Assumption Agreement between the Bank and BPNA dated as of April 22, 2014 (the Purchase Agreement). The purchase price, net of deposit premiums received of $3.9 million, was $24.0 million. The transaction added $1.07 billion in loans and $1.08 billion in deposits to the Bank.
The following table summarizes the total consideration transferred as a part of the BPNA Branch Acquisition as well as the fair value adjustments to the BPNA balance sheet as of the respective acquisition date:

	November 8, 2014
	(In thousands)
Total Consideration		$27,941
Net assets pre-acquisition		24,027
Fair value adjustments
Loans receivable	$(12,165)
Core Deposit Intangibles	15,777
Certificates of deposit purchase premium	(916)
Premises and equipment	1,218
Total fair value adjustments		3,914
Fair value of net assets acquired		27,941
Net fair value in excess of consideration		$—
The fair value of loans acquired from BPNA was estimated by utilizing a methodology wherein similar loans were aggregated into pools. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a market rate for similar loans. There was no carryover of BPNA's allowance for loan losses associated with the acquired loans as the loans were initially recorded at fair value.
Core deposit intangible asset of $15.8 million recognized as part of the BPNA Branch Acquisition was valued using a net cost savings method and was calculated as the present value of the estimated net cost savings attributable to the core deposit base over the expected remaining life of the deposits. The cost savings derived from the core deposit balance was calculated as the difference between the prevailing alternative cost of funds and the estimated actual cost of the core deposits. The core deposit intangible is being amortized over its estimated useful life of ten years using the sum of years-digits amortization methodology.
The fair value of savings and transaction deposit accounts acquired from BPNA was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by projecting out the expected cash flows based on the remaining contractual terms of the certificates of deposit. These cash flows were discounted based on market rates for certificates of deposit with corresponding remaining maturities.
Direct costs related to the BPNA Branch Acquisition were expensed as incurred and amounted to $4.3 million for the year ended December 31, 2014. These acquisition integration expenses included technology costs related to system conversion and professional fees.
Certain valuations related to acquired loans receivable, premises and equipment, and other intangible assets and assumed deposits are still under review by management and considered preliminary and could differ significantly when management's review is finalized.
RenovationReady® Acquisition
Effective January 31, 2014, the Company acquired certain assets, including service contracts and intellectual property, of RenovationReady, a provider of specialized loan services to financial institutions and mortgage bankers that originate agency eligible residential renovation and construction loan products.
The purchased identifiable intangible assets and assumed liabilities were recorded at their estimated fair values as of January 31, 2014. The Company recorded $2.2 million of goodwill and $761 thousand of other intangible assets. The other intangible assets are related to a customer relationship intangible.

CS Financial Acquisition
Effective October 31, 2013, the Company acquired CS Financial, Inc. (CS Financial), a California corporation and Southern California-based mortgage banking firm controlled by former Company director and current Bank executive Jeffrey T. Seabold. As a result of the acquisition, CS Financial became a wholly owned subsidiary of the Bank. For additional information regarding this transaction, see Note 25.
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

In accordance with GAAP guidance for business combinations, the Company expensed approximately $2.6 million of direct acquisition costs, all of which were recognized in 2013, and recorded $15.1 million of goodwill and $10.4 million of other intangible assets. The other intangible assets are primarily related to core deposits and are being amortized on an accelerated basis over 2-7 years. Loans acquired from PBOC that were considered credit impaired were written down to fair value at the acquisition date in accordance with purchase accounting. In addition, the allowance for loan losses for all PBOC loans was not carried over to the Company’s allowance for loan and lease losses. A full valuation allowance for the deferred tax asset was recorded based on management’s evaluation of the expectation of recovery of deferred tax assets for the Company. For tax purposes, purchase accounting adjustments, including goodwill are all nontaxable and/or non-deductible.

Gateway Bancorp Acquisition
Effective August 18, 2012, the Company acquired Gateway Bancorp, the holding company of Gateway Business Bank (Gateway) pursuant to the terms of the Stock Purchase Agreement (the Purchase Agreement) dated June 3, 2011, as amended on November 28, 2011, February 24, 2012, June 30, 2012, and July 31, 2012. The acquisition was accomplished by the Company’s purchase of all of the outstanding stock of Gateway Bancorp, followed by the merger of Gateway into the Bank. Under the terms of the Purchase Agreement, the Company purchased all of the issued and outstanding shares of Gateway Bancorp for $15.4 million in cash.
Gateway operated branches in Lakewood and Laguna Hills, California. As part of the acquisition, Mission Hills Mortgage Bankers, a division of Gateway, including its 22 loan production offices in California, Arizona, Oregon and Washington, became a part of the Bank’s mortgage banking operations. Gateway’s consolidated assets and equity as of August 17, 2012 totaled $178.0 million and $27.0 million, respectively. The acquired assets and liabilities were recorded at fair value at the date of acquisition.
In accordance with GAAP guidance for business combinations, the Company recorded $11.6 million of bargain purchase gain and $1.7 million of other intangible assets during the year ended December 31, 2012. The other intangible assets are related to $720 thousand of core deposits, which are being amortized on an accelerated basis over 4 - 6 years, and $955 thousand of trade name intangible which is being amortized over 20 years. For tax purposes the purchase accounting adjustments and bargain purchase gain are non-taxable and/or non-deductible. Due to circumstances that Gateway faced at the time the acquisition was negotiated, which include regulatory orders and operating losses, the terms negotiated included a purchase price that was $5 million lower than Gateway Bancorp’s equity book value. The discount was further increased to $6.5 million in exchange for the elimination of any contingent liability to the stockholder of Gateway Bancorp related to mortgage repurchase risk. Due to delays in obtaining regulatory approval, the transaction closed nine months later than originally planned. This passage of time allowed Gateway to eliminate all regulatory orders, return to profitability, improve asset quality, and increase the book value of equity by reducing the expected discount on assets. As a result, a bargain purchase gain of $11.6 million resulted at the time of purchase.
Beach Business Bank Acquisition
Effective July 1, 2012, the Company acquired Beach Business Bank pursuant to the terms of the Agreement and Plan of Merger (the Merger Agreement) dated August 30, 2011, as amended October 31, 2011. At the effective time of the transaction, a newly formed and wholly owned subsidiary of the Company (Merger Sub) merged with and into Beach (the Merger), with Beach continuing as the surviving entity in the Merger and a wholly owned subsidiary of the Company. Pursuant and subject to the terms of the Merger Agreement, each outstanding share of Beach common stock (other than specified shares owned by the Company, Merger Sub or Beach, and other than in the case of shares in respect of, or underlying, certain Beach options and other equity awards, which were treated as set forth in the Merger Agreement) was converted into the right to receive $9.21415 in cash and one warrant. Each warrant entitled the holder to purchase 0.33 of a share of Company common stock at an exercise price of $14.00 per share for a period of one year. The aggregate cash consideration paid to Beach stockholders in the Merger was approximately $39.1 million. In addition, Beach stockholders received in aggregate warrants to purchase the equivalent of 1,401,959 shares of the Company’s common stock with an estimated fair value of $1.0 million. All of the warrants expired on June 30, 2013 without being exercised.
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

Unaudited Pro Forma Information
While the BPNA Branch Acquisition is considered a purchase of a business for accounting purposes, pro forma income statement information is not presented because the BPNA Branch Acquisition does not represent the acquisition of a business which has continuity both before and after the acquisition. Pro formation income statement information for RenovationReady is not presented because it is immaterial.
The following table presents unaudited pro forma information as if the acquisitions of PBOC, The Palisades Group, and CS Financial had occurred on January 1, 2013 and 2012 after giving effect to certain adjustments. The unaudited pro forma information for the years ended December 31, 2013 and 2012 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects.

	Year Ended December 31,
	2013	2012
	(In thousands, except per share data)
Net interest income	$107,607	$67,249
Provision for loan and lease losses	8,822	7,013
Noninterest income	118,459	64,701
Noninterest expense	208,082	113,091
Income before income taxes	9,162	11,846
Income tax expense	8,252	2,522
Net income	910	9,324
Preferred stock dividends	2,185	1,359
Net income (loss) available to common stockholders	$(1,275)	$7,965
Basic earnings (loss) per total common share	$(0.08)	$0.56
Diluted earnings (loss) per total common share	$(0.08)	$0.56
The above unaudited pro forma financial information for 2013 and 2012 includes the pre-acquisition periods for PBOC, The Palisades Group, and CS Financial. The above unaudited pro forma financial information includes pre-acquisition provisions for loan and lease losses recognized by PBOC and CS Financial of $859 thousand and $1.5 million for the years ended December 31, 2013 and 2012, respectively. The above pro forma financial information does not include cost saves or integration costs and may not be reflective of what the actual results would have been for the applicable period had the transaction occurred at the beginning of the period.
The following table presents unaudited pro forma information as if the acquisitions of Gateway and Beach had occurred on January 1, 2012 and 2011 after giving effect to certain adjustments. The unaudited pro forma information for the years ended December 31, 2012 and 2011 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects.

	Year Ended December 31,
	2012	2011
	(In thousands, except per share data)
Net interest income	$57,921	$49,534
Provision for loan and lease losses	6,350	6,062
Noninterest income	54,918	34,465
Noninterest expense	106,260	83,043
Income before income taxes	229	(5,106)
Income tax expense	2,529	(1,172)
Net income	(2,300)	(3,934)
Preferred stock dividends	1,359	534
Net income (loss) available to common stockholders	$(3,659)	$(4,468)
Basic earnings (loss) per total common share	$(0.33)	$(0.45)
Diluted earnings (loss) per total common share	$(0.33)	$(0.45)

The above unaudited pro forma financial information for 2013 and 2012 includes the pre-acquisition periods for Gateway and Beach. The above unaudited pro forma financial information includes pre-acquisition provisions for loan and lease losses recognized by Gateway and Beach of $850 thousand and $674 thousand for the years ended December 31, 2012 and 2011, respectively. Excluded from the above pro forma financials for the year ended December 31, 2012 is the bargain purchase gain of $11.6 million related to the Gateway acquisition. The above pro forma financial information does not include cost saves or integration costs and may not be reflective of what the actual results would have been for the applicable period had the transaction occurred at the beginning of the period.
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

NOTE 3 – FAIR VALUES OF FINANCIAL INSTRUMENTS
Fair Value Hierarchy
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
Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Assets and Liabilities Measured on a Recurring Basis
Securities Available for Sale: The fair values of securities available for sale are generally determined by quoted market prices in active market, if available (Level 1). If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayments speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include SBA loan pool securities, U.S. GSE and agency securities, Private label residential MBS, and Agency MBS. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available for sale classified as Level 3 at December 31, 2014 and 2013.
Loans Held for Sale, carried at fair value: The fair value of loans held for sale is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics. Therefore, loans held for sale subjected to recurring fair value adjustments are classified as Level 2. The fair value includes the servicing value of the loans as well as any accrued interest.
Derivative Assets and Liabilities: The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as freestanding derivatives. The Company has entered into pay-fixed, receive-variable interest rate swap contracts with institutional counterparties to hedge against variability in cash flow attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR-based variable rate deposits. The Company is accounting for the swaps as cash flow hedges under ASC 815. The other derivative assets are interest rate lock commitments (IRLCs) with prospective residential mortgage borrowers. These commitments are carried at fair value based on the fair value of the underling mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. Changes in fair value are recorded in earnings as a component of net revenue on mortgage banking activities. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. Additional derivative assets and liabilities, typically mortgage-backed to-be-announced (TBA) securities, are used to hedge fair value changes, driven by changes in interest rates, on the Company’s mortgage assets. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities as Level 2.
Mortgage Servicing Rights: The Company retains servicing on some of its mortgage loans sold and elected the fair value option for valuation of these mortgage servicing rights (MSRs). The value is based on a third party provider that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. Because of the significance of unobservable inputs, these servicing rights are classified as Level 3. At December 31, 2014, $5.9 million of the mortgage servicing rights is valued based on a market bid that settled subsequent to year end, which is included as Level 3.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
Assets
Available-for-sale securities:
SBA loan pools securities	$1,715	$—	$1,715	$—
U.S. government-sponsored entities and agency securities	1,982	—	1,982	—
Private label residential mortgage-backed securities	3,168	—	3,168	—
Agency mortgage-backed securities	338,830	—	338,830	—
Loans held for sale, carried at fair value	278,749	—	278,749	—
Derivative assets (1)	6,379	—	6,379	—
Mortgage servicing rights (2)	19,082	—	—	19,082
Liabilities
Derivative liabilities (3)	3,235	—	3,235	—
December 31, 2013
Assets
Available-for-sale securities:
SBA loan pools securities	$1,736	$—	$1,736	$—
U.S. government-sponsored entities and agency securities	1,920	—	1,920	—
Private label residential mortgage-backed securities	14,752	—	14,752	—
Agency mortgage-backed securities	151,614	—	151,614	—
Loans held for sale, carried at fair value	192,613	—	192,613	—
Derivative assets (1)	5,493	—	5,493	—
Mortgage servicing rights (2)	13,535	—	—	13,535
Liabilities
Derivative liabilities (3)	—	—	—	—

(1)	Included in Other Assets on the Consolidated Statements of Financial Condition

(2)	Included in Servicing Rights, Net and Servicing Rights Held For Sale on the Consolidated Statements of Financial Condition

(3)	Included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Private Label Residential Mortgage Backed Securities	Mortgage Servicing Rights	Total
	(In thousands)
Balance at December 31, 2011	$76,203	$—	$76,203
Transfers out of Level 3 (1)	(56,767)	—	(56,767)
Total gains or losses (realized/unrealized):
Included in earnings-realized	(83)	—	(83)
Included in earnings-fair value adjustment	—	(42)	(42)
Included in other comprehensive income	(2,173)	—	(2,173)
Amortization of premium (discount)	(196)	—	(196)
Additions	—	1,975	1,975
Sales and settlements	(14,770)	(194)	(14,964)
Balance at December 31, 2012	$2,214	$1,739	$3,953
Transfers out of Level 3 (1)	$—	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-fair value adjustment	—	1,360	1,360
Included in other comprehensive income	—	—	—
Amortization of premium (discount)	—	—	—
Additions	—	11,463	11,463
Sales and settlements	(2,214)	(1,027)	(3,241)
Balance at December 31, 2013	$—	$13,535	$13,535
Transfers out of Level 3 (1)	$—	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-realized	—	—	—
Included in earnings-fair value adjustment	—	(233)	(233)
Included in other comprehensive income	—	—	—
Amortization of premium (discount)	—	—	—
Additions	—	26,399	26,399
Sales and settlements	—	(20,619)	(20,619)
Balance at December 31, 2014	$—	$19,082	$19,082

(1)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that cause the transfer.

The following table presents quantitative information about Level 3 fair value measurements on a recurring basis as of the dates indicated:

	Fair Value (In thousands)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2014
Mortgage servicing rights	$13,135	Discounted cash flow	Discount rate	9.00% to 19.50% (10.09%)
			Prepayment rate	4.59% to 31.02% (13.22%)
December 31, 2013
Mortgage servicing rights	$13,535	Discounted cash flow	Discount rate	10.00% to 17.94% (10.26%)
			Prepayment rate	4.19% to 34.54% (9.85%)
December 31, 2012
Mortgage servicing rights	$1,739	Discounted cash flow	Discount rate	10.5% to 11.5% (10.5%)
			Prepayment rate	4.3% to 35.3% (13.8%)
Private label residential	$2,214	Discounted cash flow	Voluntary prepayment rate	3.15% to 8.00% (5.80%)
mortgage-backed securities			Collateral default rate	8.46% to 8.56% (8.5%)
			Loss severity at default	55%
The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights include the discount rate and estimated cash flow. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.
Assets and Liabilities Measured on a Non-Recurring Basis
Impaired Loans and Leases: The fair value of impaired loans and leases with specific allocations of the allowance for loan and lease losses based on collateral values is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
Loans Held for Sale, carried at lower of cost or fair value: The Company records non-conforming jumbo mortgage loans held for sale at the lower of cost or fair value. The Company obtains fair values from a third party independent valuation service provider. Loans held for sale are accounted for at the lower of cost or market and are considered to be recognized at fair value when they are recorded at below cost and are classified as Level 2.
SBA Servicing Assets: SBA servicing assets represents the value associated with servicing SBA loans that have been sold. The fair value for SBA servicing assets is determined through discounted cash flow analysis and utilizes discount rates and prepayment speed assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis for SBA servicing assets. SBA servicing assets are account for at the lower of cost or market and considered to be recognized at fair value when they are recorded at below cost and are classified as Level 3.
Other Real Estate Owned Assets: Other real estate owned assets (OREO) are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. For the years ended December 31, 2014, 2013 and 2012, the Company experienced $32 thousand, $97 thousand and $703 thousand in valuation allowance expense for those assets, respectively.
Alternative Investments (Affordable Housing Fund Investment & SBIC): The Company generally accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated, which generally takes 10 years. There are currently no plans to sell any of these investments prior to their liquidation. The alternative investments carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company has unfunded commitments of $487 thousand and $4.7 million for Affordable House Fund Investment and SBIC as of December 31, 2014, respectively.
The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2014
Assets
Impaired loans:
Single family residential mortgage	$6,206	$—	$—	$6,206
Commercial and industrial	4,313	—	—	4,313
SBA servicing assets	484	—	—	484
Other real estate owned:
Single family residential	423	—	—	423
December 31, 2013
Assets
Impaired loans:
Single family residential mortgage	$12,814	$—	$8,769	$4,045
Commercial real estate	3,868	—	105	3,763
Multi-family	1,972	—	—	1,972
Other consumer	249	—	216	33
Commercial and industrial	33	—	—	33
SBA	10	—	—	10
The Company did not have any other real estate owned and SBA servicing assets were recorded at cost at December 31, 2013.
The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Impaired loans:
Single family residential mortgage	$(375)	$(1,143)	$(1,890)
Commercial real estate	88	—	(987)
Multi-family	—	(465)	—
SBA	—	—	—
Other consumer	(2)	(2)	—
SBA servicing assets	(42)	—	—
Other real estate owned	34	367	(239)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying	Fair Value Measurement Level
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2014
Financial assets
Cash and cash equivalents	$231,199	$231,199	$—	$—	$231,199
Time deposits in financial institutions	1,900	1,900	—	—	1,900
Securities available for sale	345,695	—	345,695	—	345,695
FHLB and other bank stock	42,241	—	42,241	—	42,241
Loans held for sale	1,187,090	—	1,195,834	—	1,195,834
Loans and leases receivable, net of allowance	3,919,642	—	—	4,045,465	4,045,465
Accrued interest receivable	15,113	15,113	—	—	15,113
Derivative assets	6,379	—	6,379	—	6,379
Financial liabilities
Deposits	4,671,831	—	—	4,575,264	4,575,264
Advances from Federal Home Loan Bank	633,000	—	633,083	—	633,083
Notes payable	93,569	87,428	13,360	—	100,788
Derivative liabilities	3,235	—	3,235	—	3,235
Accrued interest payable	2,044	2,044	—	—	2,044
December 31, 2013
Financial assets
Cash and cash equivalents	$110,118	$110,118	$—	$—	$110,118
Time deposits in financial institutions	1,846	1,846	—	—	1,846
Securities available for sale	170,022	—	170,022	—	170,022
FHLB and other bank stock	22,600	—	22,600	—	22,600
Loans held for sale	716,733	—	719,496	—	719,496
Loans and leases receivable, net of allowance	2,427,306	—	—	2,460,953	2,460,953
Accrued interest receivable	10,866	10,866	—	—	10,866
Derivative assets	5,493	—	5,493	—	5,493
Financial liabilities
Deposits	2,918,644	—	2,877,650	—	2,877,650
Advances from Federal Home Loan Bank	250,000	—	250,090	—	250,090
Notes payable	82,320	85,564	—	—	85,564
Derivative liabilities	—	—	—	—	—
Accrued interest payable	1,646	1,646	—	—	1,646
The methods and assumptions used to estimate fair value are described as follows:
Cash and cash equivalents and time deposits in financial institutions: The carrying amounts of cash and cash equivalents and time deposits in financial institutions approximate fair value due to the short-term nature of these instruments (Level 1).
FHLB and other bank stock: FHLB and other bank stock is recorded at cost. Ownership of FHLB stock is restricted to member banks, and purchases and sales of these securities are at par value with the issuer.
Loans and leases receivable, net of allowance for loan and lease losses: The fair value for loans receivable is estimated based on the discounted cash flow approach. The discount rate was derived from the associated yield curve plus spreads and reflects the offering rates offered by the Bank for loans with similar financial characteristics. Yield curves are constructed by product and payment types. These rates could be different from what other financial institutions could offer for these loans. No adjustments have been made for changes in credit within the loan portfolio. Additionally, the fair value of our loans may differ significantly from the values that would have been used had a ready market existed for such loans and may differ materially from the values that we may ultimately realize (Level 3).

Accrued interest receivable: The carrying amount of accrued interest receivable approximates its fair value (Level 1).
Deposits: The fair value of deposits is estimated based on discounted cash flows. The cash flows for non-maturity deposits, including savings accounts and money market checking, are estimated based on their historical decaying experiences. The discount rate used for fair valuation is based on interest rates currently being offered by the Bank on comparable deposits as to amount and term (Level 3).
Advances from Federal Home Loan Bank: The fair value of advances from FHLB is estimated based on the discounted cash flows approach. The discount rate was derived from the current market rates for borrowings with similar remaining maturities (Level 2).
Accrued interest payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – SECURITIES AVAILABLE FOR SALE
The following table presents the amortized cost and fair value of the available-for-sale investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
Available for sale
SBA loan pool securities	$1,697	$18	$—	$1,715
U.S. government-sponsored entities and agency securities	1,940	42	—	1,982
Private label residential mortgage-backed securities	3,169	12	(13)	3,168
Agency mortgage-backed securities	338,072	1,363	(605)	338,830
Total securities available for sale	$344,878	$1,435	$(618)	$345,695
December 31, 2013
Available for sale
SBA loan pool securities	$1,794	$—	$(58)	$1,736
U.S. government-sponsored entities and agency securities	1,928	—	(8)	1,920
Private label residential mortgage-backed securities	14,653	135	(36)	14,752
Agency mortgage-backed securities	153,134	299	(1,819)	151,614
Total securities available for sale	$171,509	$434	$(1,921)	$170,022
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

	December 31, 2014
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Available for sale
Within one year	$—	$—
One to five years	1,940	1,982
Five to ten years	—	—
Greater than ten years	—	—
SBA loan pool, private label residential mortgage backed and agency mortgage-backed securities	342,938	343,713
Total	$344,878	$345,695
At December 31, 2014 and 2013, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of stockholders’ equity.

The following table presents proceeds from sales and calls of securities and the associated gross gains and losses realized through earnings upon the sale of available for sale securities for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Gross realized gains on sales of securities available for sale	$1,221	$438	$19
Gross realized losses on sales of securities available for sale	(38)	(107)	(102)
Net realized gains (losses) on sales of securities available for sale	$1,183	$331	$(83)
Proceeds from sales of securities available for sale	$111,764	$127,298	$11,940
Tax expense on sales of securities available for sale	$498	$—	$—

Securities available for sale with carrying values of $27.1 million and $63.0 million as of December 31, 2014 and 2013, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.
The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2014
Available for sale
SBA loan pool securities	$—	$—	$—	$—	$—	$—
U.S. government-sponsored entities and agency securities	—	—	—	—	—	—
Private label residential mortgage-backed securities	372	(9)	1,355	(4)	1,727	(13)
Agency mortgage-backed securities	68,200	(332)	22,212	(273)	90,412	(605)
Total securities available for sale	$68,572	$(341)	$23,567	$(277)	$92,139	$(618)
December 31, 2013
Available for sale
SBA loan pool securities	$1,736	$(58)	$—	$—	$1,736	$(58)
U.S. government-sponsored entities and agency securities	1,920	(8)	—	—	1,920	(8)
Private label residential mortgage-backed securities	2,064	(11)	3,913	(25)	5,977	(36)
Agency mortgage-backed securities	114,104	(1,790)	1,821	(29)	115,925	(1,819)
Total securities available for sale	$119,824	$(1,867)	$5,734	$(54)	$125,558	$(1,921)
The Company did not record other-than-temporary impairment (OTTI) for securities available for sale for the years ended December 31, 2014, 2013 and 2012.
At December 31, 2014, the Company’s securities available for sale portfolio consisted of 92 securities, 49 of which were in an unrealized loss position. The unrealized losses are related to an overall increase in interest rates and a decrease in prepayment speeds of the agency mortgage-backed securities.
The Company monitors to ensure it has adequate credit support and as of December 31, 2014, the Company did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recoveries. Of the Company’s $345.7 million securities portfolio, $344.4 million were rated AAA, AA or A, $1.1 million were rated BBB, and a private label residential mortgage-backed security of $181 thousand was rated BB based on the most recent credit rating from the rating agencies as of December 31, 2014. The BB rated private label residential mortgage-backed security was subsequently sold during January 2015. The Company considers the lowest credit rating for identification of potential OTTI.

NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

	Non-Traditional Mortgages (NTM)	Traditional Loans	Total NTM and Traditional Loans	Purchased Credit Impaired	Total Loans and Leases Receivable
	($ in thousands)
December 31, 2014
Commercial:
Commercial and industrial	$—	$489,766	$489,766	$1,134	$490,900
Commercial real estate	—	988,330	988,330	11,527	999,857
Multi-family	—	955,683	955,683	—	955,683
SBA	—	32,998	32,998	3,157	36,155
Construction	—	42,198	42,198	—	42,198
Lease financing	—	85,749	85,749	—	85,749
Consumer:
Single family residential mortgage	222,306	595,100	817,406	231,079	1,048,485
Green Loans (HELOC) - first liens	123,177	—	123,177	—	123,177
Green Loans (HELOC) - second liens	4,979	—	4,979	—	4,979
Other consumer	113	161,826	161,939	—	161,939
Total loans and leases	$350,575	$3,351,650	$3,702,225	$246,897	$3,949,122
Percentage to total loans and leases	8.9%	84.8%	93.7%	6.3%	100.0%
Allowance for loan and lease losses					(29,480)
Loans and leases receivable, net					$3,919,642
December 31, 2013
Commercial:
Commercial and industrial	$—	$283,743	$283,743	$4,028	$287,771
Commercial real estate	—	514,869	514,869	15,014	529,883
Multi-family	—	141,580	141,580	—	141,580
SBA	—	23,740	23,740	3,688	27,428
Construction	—	24,933	24,933	—	24,933
Lease financing	—	31,949	31,949	—	31,949
Consumer:
Single family residential mortgage	156,490	667,526	824,016	314,820	1,138,836
Green Loans (HELOC) - first liens	147,705	—	147,705	—	147,705
Green Loans (HELOC) - second liens	5,289	—	5,289	—	5,289
Other consumer	113	108,888	109,001	1,736	110,737
Total loans and leases	$309,597	$1,797,228	$2,106,825	$339,286	$2,446,111
Percentage to total loans and leases	12.7%	73.4%	86.1%	13.9%	100.0%
Allowance for loan and lease losses					(18,805)
Loans and leases receivable, net					$2,427,306

Non Traditional Mortgage Loans
The Company’s non-traditional mortgage (NTM) portfolio is comprised of three interest only products: Green Account Loans (Green Loans), fixed or adjustable hybrid interest only rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of December 31, 2014 and 2013, the non-traditional mortgage loans totaled $350.6 million, or 8.9 percent of the total loans and leases, and $309.6 million, or 12.7 percent of the total loans and leases, respectively. The total NTM portfolio increased by $41.0 million, or 13.2 percent, during the year ended December 31, 2014.

The following table presents the composition of the NTM portfolio as of the dates indicated:

	December 31,
	2014			2013
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC) - first liens	148	$123,177	35.1%	173	$147,705	47.7%
Interest only - first liens	207	209,207	59.7%	244	139,867	45.2%
Negative amortization	32	13,099	3.7%	37	16,623	5.4%
Total NTM - first liens	387	345,483	98.5%	454	304,195	98.3%
Green Loans (HELOC) - second liens	19	4,979	1.4%	23	5,289	1.7%
Interest only - second liens	1	113	0.1%	1	113	—%
Total NTM - second liens	20	5,092	1.5%	24	5,402	1.7%
Total NTM loans	407	350,575	100.0%	478	309,597	100.0%
Total loans and leases		$3,949,122			$2,446,111
% of NTM to total loans and leases		8.9%			12.7%
Green Loans
Green Loans are single family residential first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year balloon payment due at maturity. At December 31, 2014 and 2013, Green Loans totaled $128.2 million and $153.0 million, respectively. As of December 31, 2014 and 2013, $12.5 million and $5.7 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of the Green Loan products in 2011.
Interest Only Loans
Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. As of December 31, 2014 and 2013, interest only loans totaled $209.3 million and $140.0 million, respectively. As of December 31, 2014 and 2013, $2.0 million and $752 thousand of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans totaled $13.1 million and $16.6 million at December 31, 2014 and 2013, respectively. The Company discontinued origination of negative amortization loans in 2007. As of December 31, 2014 and 2013, $0 and $1.2 million of the loans that had the potential for negative amortization were non-performing, respectively. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.

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
Non-Traditional Mortgage Performance Indicators
The following table presents the Company’s non-traditional single family residential mortgage Green Loans first lien portfolio at December 31, 2014 by FICO scores that were obtained during the quarter ended December 31, 2014, comparing to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2013:

	December 31, 2014
	By FICO Scores Obtained During the Quarter Ended December 31, 2014			By FICO Scores Obtained During the Quarter Ended December 31, 2013			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	28	$20,248	16.4%	13	$8,263	6.7%	15	$11,985	9.7%
700-799	72	52,532	42.7%	87	66,493	53.9%	(15)	(13,961)	(11.2)%
600-699	29	31,053	25.2%	30	26,438	21.5%	(1)	4,615	3.7%
<600	8	11,893	9.7%	8	7,001	5.7%	—	4,892	4.0%
No FICO	11	7,451	6.0%	10	14,982	12.2%	1	(7,531)	(6.2)%
Totals	148	$123,177	100.0%	148	$123,177	100.0%	—	$—	—%
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

Loan to Value
LTV represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below represents the Company’s single family residential NTM first lien portfolio by loan-to-value (LTV) as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
December 31, 2014
< 61	77	$58,856	47.8%	60	$93,254	44.7%	15	$6,023	46.0%	152	$158,133	45.8%
61-80	45	46,177	37.5%	54	81,472	38.9%	12	5,901	45.0%	111	133,550	38.6%
81-100	18	11,846	9.6%	33	14,927	7.1%	4	781	6.0%	55	27,554	8.0%
> 100	8	6,298	5.1%	60	19,554	9.3%	1	394	3.0%	69	26,246	7.6%
Total	148	$123,177	100.0%	207	$209,207	100.0%	32	$13,099	100.0%	387	$345,483	100.0%
December 31, 2013
< 61	90	$78,807	53.3%	80	$65,181	46.6%	13	$4,930	29.7%	183	$148,918	49.0%
61-80	38	33,604	22.8%	51	28,999	20.7%	13	7,643	45.9%	102	70,246	23.1%
81-100	26	14,917	10.1%	43	21,474	15.4%	8	3,277	19.7%	77	39,668	13.0%
> 100	19	20,377	13.8%	70	24,213	17.3%	3	773	4.7%	92	45,363	14.9%
Total	173	$147,705	100.0%	244	$139,867	100.0%	37	$16,623	100.0%	454	$304,195	100.0%

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
The Company also maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on outstanding loan balance of the same customer or outstanding loans that shares similar credit risk exposure are used to determine the adequacy of the reserve. As of December 31, 2014 and 2013, the reserve for unfunded loan commitments was $1.9 million and $1.4 million, respectively.
The credit risk monitoring system is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Bank has adopted a credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Company maintains an adequate allowance for credit losses. The Board of Directors provides oversight and guidance for management’s allowance evaluation process, including quarterly valuations, and consideration of management’s determination of whether the allowance is adequate to absorb losses in the loan and lease portfolio. During year ended December 31, 2014, the Company enhanced the current methodologies, processes and controls over the allowance for loan and lease losses (ALLL), due to the Company's rapid organic and acquisitive growth and rapidly changing profile. See Note 1 for a summary of the enhancements made to the ALLL methodology. The determination of the amount of the allowance for loan and lease losses and the provision for loan and lease losses is based on management’s current judgment about the credit quality of the loan and lease portfolio and takes into consideration known relevant internal and external factors that affect collectability when determining the appropriate level for the allowance for loan and lease losses. Additions to the allowance for loan and lease losses are made by charges to the provision for loan and lease losses. Identified credit exposures that are determined to be uncollectible are charged against the allowance for loan and lease losses. Recoveries of previously charged off amounts, if any, are credited to the allowance for loan and lease losses.
The following table presents a summary of activity in the allowance for loan and lease losses for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$18,805	$14,448	$12,780
Loans and leases charged off	(923)	(3,013)	(4,071)
Recoveries of loans and leases previously charged off	1,235	850	239
Transfer of loans to held-for-sale	(613)	(1,443)	—
Provision for loan and lease losses	10,976	7,963	5,500
Balance at end of year	$29,480	$18,805	$14,448

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the year ended December 31, 2014:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Balance at December 31, 2013	$1,822	$5,484	$2,566	$235	$244	$428	$7,044	$532	$450	$18,805
Charge-offs	—	(65)	(3)	(17)	—	(244)	(374)	(220)	—	(923)
Recoveries	56	842	—	314	—	20	—	3	—	1,235
Transfer of loans to held-for-sale	—	—	—	—	—	—	(613)	—	—	(613)
Provision	5,032	(2,421)	4,616	(197)	602	669	1,135	1,990	(450)	10,976
Balance at December 31, 2014	$6,910	$3,840	$7,179	$335	$846	$873	$7,192	$2,305	$—	$29,480
Individually evaluated for impairment	$788	$—	$—	$—	$—	$—	$500	$—	$—	$1,288
Collectively evaluated for impairment	6,122	3,834	7,179	335	846	873	6,675	2,305	—	28,169
Acquired with deteriorated credit quality	—	6	—	—	—	—	17	—	—	23
Total ending allowance balance	$6,910	$3,840	$7,179	$335	$846	$873	$7,192	$2,305	$—	$29,480
Loans:
Individually evaluated for impairment	$9,021	$1,017	$1,594	$6	$—	$—	$21,337	$503	$—	$33,478
Collectively evaluated for impairment	480,745	987,313	954,089	32,992	42,198	85,749	919,246	166,415	—	3,668,747
Acquired with deteriorated credit quality	1,134	11,527	—	3,157	—	—	231,079	—	—	246,897
Total ending loan balances	$490,900	$999,857	$955,683	$36,155	$42,198	$85,749	$1,171,662	$166,918	$—	$3,949,122

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the year ended December 31, 2013:

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

	December 31,
	2014			2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses
	(In thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$4,803	$4,708	$—	$50	$33	$—
Commercial real estate	1,910	1,017	—	4,951	3,868	—
Multi-family	1,747	1,594	—	487	270	—
SBA	24	6	—	26	10	—
Consumer:
Single family residential mortgage	15,729	15,131	—	10,765	9,487	—
Other consumer	507	503	—	248	247	—
With an allowance recorded:
Commercial:
Commercial and industrial	4,310	4,313	788	—	—	—
Multi-family	—	—	—	1,797	1,702	60
Consumer:
Single family residential mortgage	6,422	6,206	500	3,378	3,327	34
Other consumer	—	—	—	2	2	2
Total	$35,452	$33,478	$1,288	$21,704	$18,946	$96
The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Year Ended December 31,
	2014			2013			2012
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
Commercial:
Commercial and industrial	$4,166	$92	$133	$67	$10	$10	$1,879	$21	$60
Commercial real estate	2,865	110	125	3,554	163	171	4,743	170	217
Multi-family	1,653	43	43	1,345	35	37	5,468	256	266
SBA	3	—	—	12	1	1	438	10	16
Consumer:
Single family residential mortgage	16,285	390	405	12,562	304	308	21,912	299	599
Other consumer	580	25	24	693	2	2	3	—	—
Total	$25,552	$660	$730	$18,233	$515	$529	$34,443	$756	$1,158

Non-accrual Loans and Leases
The following table presents nonaccrual loans and leases, and loans past due 90 days or more and still accruing as of the dates indicated:

	December 31,
	2014			2013
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—	$—
Nonaccrual loans:
The Company maintains specific allowances for these loans of $478 in 2014 and $95 in 2013	14,592	23,789	38,381	7,698	23,950	31,648
The following table presents the composition of nonaccrual loans and leases as of the dates indicated:

	December 31,
	2014			2013
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial and industrial	$—	$7,143	$7,143	$—	$33	$33
Commercial real estate	—	1,017	1,017	—	3,868	3,868
Multi-family	—	1,834	1,834	—	1,972	1,972
SBA	—	285	285	—	10	10
Construction	—	—	—	—	—	—
Lease financing	—	100	100	—	—	—
Consumer:
Single family residential mortgage	2,049	13,370	15,419	2,000	18,032	20,032
Green Loans (HELOC) - first liens	12,334	—	12,334	5,482	—	5,482
Green Loans (HELOC) - second liens	209	—	209	216	—	216
Other consumer	—	40	40	—	35	35
Total nonaccrual loans and leases	$14,592	$23,789	$38,381	$7,698	$23,950	$31,648

Past Due Loans and Leases
The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2014, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	December 31, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$1,415	$165	$2,049	$3,629	$218,677	$222,306
Green Loans (HELOC) - first liens	8,853	—	437	9,290	113,887	123,177
Green Loans (HELOC) - second liens	294	—	209	503	4,476	4,979
Other consumer	—	—	—	—	113	113
Total NTM loans	10,562	165	2,695	13,422	337,153	350,575
Traditional loans:
Commercial:
Commercial and industrial	79	37	3,370	3,486	486,280	489,766
Commercial real estate	2,237	—	—	2,237	986,093	988,330
Multi-family	1,072	208	—	1,280	954,403	955,683
SBA	82	—	254	336	32,662	32,998
Construction	—	—	—	—	42,198	42,198
Lease financing	1,055	36	100	1,191	84,558	85,749
Consumer:
Single family residential mortgage	17,185	7,878	10,411	35,474	559,626	595,100
Other consumer	9	89	5	103	161,723	161,826
Total traditional loans	21,719	8,248	14,140	44,107	3,307,543	3,351,650
Purchased Credit Impaired (PCI) loans:
Commercial:
Commercial and industrial	—	—	—	—	1,134	1,134
Commercial real estate	—	—	951	951	10,576	11,527
SBA	878	—	300	1,178	1,979	3,157
Consumer:
Single family residential mortgage	13,262	3,501	4,510	21,273	209,806	231,079
Other consumer	—	—	—	—	—	—
Total PCI loans	14,140	3,501	5,761	23,402	223,495	246,897
Total	$46,421	$11,914	$22,596	$80,931	$3,868,191	$3,949,122

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
For the year ended December 31, 2014, there were six modifications through bankruptcy discharges. There were two modifications through extensions of maturities for the year ended December 31, 2013. There were four modifications through extensions of maturities for the year ended December 31, 2012. The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Year Ended December 31,
	2014			2013			2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Commercial:
Commercial real estate	—	$—	$—	—	$—	$—	1	$288	$288
SBA	—	—	—	—	—	—	3	420	420
Consumer:
Single family residential mortgage	5	1,245	1,229	—	—	—	—	—	—
Other consumer	1	294	294	2	435	435	—	—	—
Total	6	$1,539	$1,523	2	$435	$435	4	$708	$708
The following table presents loans and leases that were modified as TDRs during the past 12 months that had payment defaults during the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in thousands)
Consumer:
Single family residential mortgage	—	$—	—	$—	1	$4
Total	—	$—	—	$—	1	$4
Troubled debt restructured loans and leases consist of the following as of the dates indicated:

	December 31,
	2014			2013
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial real estate	$—	$—	$—	$—	$194	$194
SBA	—	6	6	—	10	10
Consumer:
Single family residential mortgage	—	4,269	4,269	—	3,605	3,605
Green Loans (HELOC) - first liens	3,442	—	3,442	3,468	—	3,468
Green Loans (HELOC) - second liens	294	—	294	—	—	—
Total	$3,736	$4,275	$8,011	$3,468	$3,809	$7,277
The Company did not have any commitments to lend to customers with outstanding loans or leases that were classified as troubled debt restructurings as of December 31, 2014 and 2013.

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

The following table presents the risk categories for loans and leases as of December 31, 2014:

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$219,747	$279	$2,280	$—	$—	$222,306
Green Loans (HELOC) - first liens	104,640	399	18,138	—	—	123,177
Green Loans (HELOC) - second liens	4,770	—	209	—	—	4,979
Other consumer	113	—	—	—	—	113
Total NTM loans	329,270	678	20,627	—	—	350,575
Traditional loans:
Commercial:
Commercial and industrial	477,319	117	12,330	—	—	489,766
Commercial real estate	943,645	14,281	30,404	—	—	988,330
Multi-family	932,438	6,684	16,561	—	—	955,683
SBA	32,171	—	827	—	—	32,998
Construction	42,198	—	—	—	—	42,198
Lease financing	85,613	36	100	—	—	85,749
Consumer:
Single family residential mortgage	569,871	10,395	14,834	—	—	595,100
Other consumer	161,701	85	40	—	—	161,826
Total traditional loans	3,244,956	31,598	75,096	—	—	3,351,650
PCI loans:
Commercial:
Commercial and industrial	104	—	1,030	—	—	1,134
Commercial real estate	6,676	985	3,866	—	—	11,527
SBA	677	351	2,129	—	—	3,157
Consumer:
Single family residential mortgage	—	—	268	—	230,811	231,079
Other consumer	—	—	—	—	—	—
Total PCI loans	7,457	1,336	7,293	—	230,811	246,897
Total	$3,581,683	$33,612	$103,016	$—	$230,811	$3,949,122

The following table presents the risk categories for loans and leases as of December 31, 2013:

	December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$151,728	$2,321	$2,441	$—	$—	$156,490
Green Loans (HELOC) - first liens	129,679	11,470	6,556	—	—	147,705
Green Loans (HELOC) - second liens	5,073	—	216	—	—	5,289
Other consumer	113	—	—	—	—	113
Total NTM loans	286,593	13,791	9,213	—	—	309,597
Traditional loans:
Commercial:
Commercial and industrial	280,527	1	3,215	—	—	283,743
Commercial real estate	510,117	—	4,752	—	—	514,869
Multi-family	139,608	—	1,972	—	—	141,580
SBA	23,714	—	26	—	—	23,740
Construction	24,933	—	—	—	—	24,933
Lease financing	31,949	—	—	—	—	31,949
Consumer:
Single family residential mortgage	640,701	6,350	20,475	—	—	667,526
Other consumer	108,745	108	33	2	—	108,888
Total traditional loans	1,760,294	6,459	30,473	2	—	1,797,228
PCI loans:
Commercial:
Commercial and industrial	—	969	3,059	—	—	4,028
Commercial real estate	10,148	—	4,866	—	—	15,014
SBA	844	605	2,239	—	—	3,688
Consumer:
Single family residential mortgage	—	—	287	—	314,533	314,820
Other consumer	—	—	1,736	—	—	1,736
Total PCI loans	10,992	1,574	12,187	—	314,533	339,286
Total	$2,057,879	$21,824	$51,873	$2	$314,533	$2,446,111
The increase in special mention and substandard loans from December 31, 2013 to December 31, 2014 was mainly due to those loans acquired in the BPNA Branch Acquisition.

Purchased Credit Impaired Loans and Leases
During the years ended December 31, 2014, 2013 and 2012, the Company acquired loans and leases through business acquisitions and purchases of loan pools for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table presents the outstanding balance and carrying amount of those loans and leases, which are sometimes collectively referred to as “PCI loans” as of the dates indicated:

	December 31,
	2014		2013
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial:
Commercial and industrial	$1,767	$1,134	$5,838	$4,028
Commercial real estate	13,708	11,527	17,682	15,014
SBA	4,220	3,157	4,940	3,688
Consumer:
Single family residential mortgage	283,067	231,079	414,341	314,820
Other consumer	—	—	2,134	1,736
Total	$302,762	$246,897	$444,935	$339,286
The following table presents a summary of accretable yield, or income expected to be collected for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$126,336	$32,206	$—
New loans or leases purchased	—	155,416	36,000
Accretion of income	(25,335)	(19,177)	(3,633)
Increase (decrease) in expected cash flows	29,267	(17,358)	—
Disposals	(37,967)	(24,751)	(161)
Balance at end of year	$92,301	$126,336	$32,206
The following table presents loans and leases purchased and acquired through business acquisitions at acquisition dates for which it was probable at acquisition that all contractually required payments would not be collected for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Commercial:
Commercial and industrial	$—	$2,721	$12,542
Commercial real estate	—	3,226	24,164
Multi-family	—	—	1,222
SBA	—	—	8,684
Construction	—	4,333	—
Consumer:
Single family residential mortgage	—	473,942	115,207
Other consumer	—	844	—
Outstanding balance	$—	$485,066	$161,819
Cash flows expected to be collected at acquisitions	$—	$504,197	$141,302
Fair value of acquired loans at acquisition	—	348,569	105,302

The Company did not purchase any PCI loans during the year ended December 31, 2014. The Company sold a portion of PCI loans with unpaid principal balances and carrying values as of the respective sale dates of $91.9 million and $56.7 million, respectively, during the year ended December 31, 2014. The Company recognized net gain on sale loans of $11.8 million from these transactions for the year ended December 31, 2014, and the gain was included in Net Gain on Sale of Loans on the Consolidated Statements of Operations.
The Company completed five bulk loan acquisitions with unpaid principal balances and fair values of $1.02 billion and $849.9 million, respectively, at the respective acquisition dates during the year ended December 31, 2013. The Company determined that unpaid principal balance and fair value of $485.1 million and $348.6 million of these loans displayed evidence of credit quality deterioration since origination and it was probable, at acquisition that all contractually required payments would not be collected. The Company sold a portion of PCI loans with unpaid principal balances and carrying values of $141.7 million and $80.5 million, respectively, during the year ended December 31, 2013. The Company recognized net gain on sale of $2.4 million from these transactions for the year ended December 31, 2013, and the gain was included in Net Gain on Sale of Loans on the Consolidated Statements of Operations.
The Company completed three bulk PCI loan acquisitions with unpaid principal balances and fair values of $114.8 million and $66.7 million, respectively, at the respective acquisition dates, and did not sell any PCI loans during the year ended December 31, 2012.
Purchases and Sales
The following table presents loans and leases purchased and/or sold by portfolio segment, excluding loans held for sale, loans and leases acquired in business combinations and purchased credit-impaired loans and leases for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	Purchases	Sales	Purchases	Sales	Purchases	Sales
	(In thousands)
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	1,400	—
Multi-family	—	—	—	—	17,274	—
SBA	—	7,838	—	2,507	—	7,116
Construction	—	—	—	—	—	—
Lease financing	38,572	—	7,850	—	11,772	—
Consumer:
Single family residential mortgage	—	82,552	507,736	186,140	—	70,438
Other consumer	—	—	—	—	—	—
Total	$38,572	$90,390	$515,586	$188,647	$30,446	$77,554
The Company purchased the above loans and leases at a net discount of $0, $43.4 million, and $231 thousand for the years ended December 31, 2014, 2013, and 2012, respectively. For the purchased loans and leases disclosed above, the Company did not incur any specific allowances for loan and lease losses during the year ended December 31, 2014, 2013, and 2012. The Company determined that it was probable at acquisition that all contractually required payments would be collected.
The Company also strategically transferred certain SFR mortgage loans of $62.0 million and $181.4 million, net of transfer of $989 thousand and $1.4 million from allowance for loan and lease losses, from loans and leases held for investment to loans held for sale at lower of cost or fair value, and sold them in pools, unlike the loans individually originated to be sold into the secondary market on a whole loan basis for the years ended December 31, 2014 and 2013.

NOTE 6 – PREMISES, EQUIPMENT, AND CAPITAL LEASES, NET
The following table presents the summary of premises and equipment, including capital leases that are included in equipment, as of the dates indicated:

	December 31,
	2014		2013
	Total Premises and Equipment	Capital Leases	Total Premises and Equipment	Capital Leases
	(In thousands)
Land	$22,330	$—	$18,000	$—
Building and improvement	31,403	—	26,995	—
Furniture, fixtures, and equipment	30,469	4,520	22,583	3,207
Leasehold improvements	8,764	—	7,001	—
Construction in process	3,176	—	2,341	—
Total	96,142	4,520	76,920	3,207
Less accumulated depreciation	(17,457)	(1,361)	(10,660)	(498)
Premises and equipment, net	$78,685	$3,159	$66,260	$2,709
During the year ended December 31, 2014, the Company acquired premises and equipment of $9.0 million in the BPNA Branch Acquisition.
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
The Company recognized depreciation expense of $6.8 million, $4.3 million and $1.7 million for years ended December 31, 2014, 2013, and 2012, respectively.
The Company leases certain equipment under capital leases. The lease arrangements require monthly payments through 2020.
The Company leases certain properties under operating leases. Total rent expense for the years ended December 31, 2014, 2013, and 2012 amounted to $13.0 million, $7.6 million and $3.2 million, respectively. Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2014 pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows, before considering renewal options that generally are present.

The following table presents the future commitments under operating leases and capital leases as of December 31, 2014:

	2015	2016	2017	2018	2019 and After	Total
	(In thousands)
Commitments under operating leases	$12,785	$9,885	$7,341	$4,900	$10,278	$45,189
Commitments under capital lease	959	959	895	332	42	3,187
Total	$13,744	$10,844	$8,236	$5,232	$10,320	$48,376

NOTE 7 – SERVICING RIGHTS
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
Income earned from servicing rights was $4.2 million, $2.0 million and $92 thousand for the years ended December 31, 2014, 2013, and 2012, respectively. These amounts are reported in Loan Servicing Income on the Consolidated Statements of Operations. The following table presents a composition of servicing rights as of the dates indicated:

	December 31,
	2014	2013
	(In thousands)
Mortgage servicing rights, at fair value	$19,082	$13,535
SBA servicing rights, at cost	484	348
Total	$19,566	$13,883
Mortgage loans sold with servicing retained are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at December 31, 2014 and 2013 was $1.92 billion and $1.37 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $8.3 million and $5.9 million at December 31, 2014 and 2013, respectively.
Mortgage Servicing Rights
At December 31, 2014, $5.9 million of the mortgage servicing rights was valued based on a market bid that settled subsequent to year end, which was included as Level 3 fair value of MSRs. The following table presents the key characteristics, inputs and economic assumptions used to estimate the Level 3 fair value of the MSRs as of the dates indicated:

	December 31,
	2014	2013
	($ in thousands)
Fair value of retained MSRs	$13,135	$13,535
Discount rate	10.09%	10.39%
Constant prepayment rate	13.22%	10.28%
Weighted-average life (in years)	5.80	7.37
The following table presents activity in the MSRs for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$13,535	$1,739	$—
Acquired in business combinations	—	—	1,534
Additions	26,399	11,463	441
Prepayments	(1,155)	(480)	(69)
Changes in fair value resulting from valuation inputs or assumptions	(233)	1,360	(42)
Sales of servicing rights	(17,773)	—	—
Other—loans paid off	(1,691)	(547)	(125)
Balance at end of year	$19,082	$13,535	$1,739

SBA Servicing Rights
The Company used a discount rate of 7.25 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$348	$539	$—
Acquired in business combinations	—	—	557
Additions	261	32	171
Amortization, including prepayments	(83)	(223)	(189)
Impairment	(42)	—	—
Balance at end of year	$484	$348	$539
The Company did not have any interest-only strip outstanding as of December 31, 2014 or 2013. The following table presents activity in the interest-only strip for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$—	$—	$—
Acquired in business combinations	—	—	30
Additions	—	—	—
Disposals	—	—	(29)
Amortization, including prepayments	—	—	(1)
Balance at end of year	$—	$—	$—

NOTE 8 – OTHER REAL ESTATE OWNED
The following table presents the activity in other real estate owned for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$—	$4,527	$14,692
Additions	653	229	3,863
Sales and net direct write-downs	(198)	(6,825)	(16,040)
Net change in valuation allowance	(32)	2,069	2,012
Balance at end of year	$423	$—	$4,527
The following table presents the activity in the other real estate owned valuation allowance for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$—	$2,069	$4,081
Additions	32	97	703
Net direct write-downs and removals from sale	—	(2,166)	(2,715)
Balance at end of year	$32	$—	$2,069
The following table presents expenses related to foreclosed assets included in Loan Servicing and Foreclosure Expenses on the Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net gain (loss) on sales	$66	$464	$464
Operating expenses, net of rental income	—	(362)	(676)
Total	$66	$102	$(212)
The following table presents loans provided for sales of other real estate owned, included in Other Assets on the Consolidated Statements of Financial Condition, and deferred gain on real estate sold on contract, included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Loans provided for sales of other real estate owned sold on contract	$—	$—	$914
Deferred gain on other real estate sold on contract	—	—	10

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At December 31, 2014, the Company had goodwill of $31.6 million related to the RenovationReady, CS Financial, PBOC, and Beach acquisitions. The following table presents changes in the carrying amount of goodwill for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Goodwill balance at beginning of the year	$30,143	$7,048	$—
Goodwill acquired during the year	2,239	23,095	7,048
Goodwill adjustments for purchase accounting	(791)	—	—
Impairment losses	—	—	—
Goodwill balance at end of year	$31,591	$30,143	$7,048
Accumulated impairment losses at end of year	$—	$—	$—
The goodwill adjustments made during the year ended December 31, 2014 related to the finalization of accounting adjustments for the CS Financial and PBOC acquisitions.
The Company tests its goodwill for impairment annually as of August 31 (the Measurement Date). At the Measurement Date, the Company, in accordance with ASC 350-20-35-3, evaluated, based on the weight of evidence, the significance of all qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The assessment of qualitative factors at the Measurement Date indicated that it is not more likely than not that impairment exists; as a result no futher testing was performed.
Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of December 31, 2014, the weighted average remaining amortization period for core deposit intangibles was approximately 8.2 years. Customer relationship intangible, related to the RenovationReady acquisition, is amortized over its useful life of 5 years. As of December 31, 2014, the remaining amortization period for customer relationship intangible was approximately 4.1 years. Trade name intangibles, related to the RenovationReady and CS Financial acquisitions, have indefinite useful lives. The following table presents a summary of other intangible assets as of the dates indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
December 31, 2014
Core deposit intangibles	$31,162	$7,237	$23,925
Customer relationship intangible	670	123	547
Trade name intangibles	780	—	780
December 31, 2013
Core deposit intangibles	$15,433	$3,281	$12,152
During the year ended December 31, 2014, the Company wrote off a portion of core deposit intangibles related to the Beach acquisition of $48 thousand due to lower remaining deposit balances than forecasted. During the year ended December 31, 2013, the Company wrote off all remaining trade name intangible assets of Beach, Gateway and PBOC of $976 thousand due to the merger of the Company’s two banking subsidiaries into a single bank and a portion of core deposit intangibles related to the Gateway acquisition of $85 thousand due to lower remaining deposit balances than forecasted.
Aggregate amortization of intangible assets was $4.1 million, $2.7 million and $696 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. The following table presents estimated future amortization expenses as of December 31, 2014:

	2015	2016	2017	2018	2019 and After	Total
	(In thousands)
Estimated future amortization expense	$5,836	$4,946	$4,066	$3,205	$6,419	$24,472

The Company realigned its management reporting structure at December 31, 2014 and, accordingly, its segment reporting structures and goodwill reporting units. In connection with the realignment, management reallocated goodwill to the new reporting units using a relative fair value approach. The carrying value of goodwill allocated to the reportable segments were $29.5 million and $2.1 million to the Banking segment and Mortgage Banking segment, respectively, at December 31, 2014. See Note 22 for additional information.
NOTE 10 – DEPOSITS
The following table presents the components of interest-bearing deposits as of the dates indicated:

	December 31,
	2014	2013
	(In thousands)
Interest-bearing demand deposits	$1,054,828	$539,098
Money market accounts	1,074,432	518,696
Savings accounts	985,646	963,536
Certificates of deposit under $100,000	449,580	27,921
Certificates of deposit of $100,000 or more	445,050	440,235
Total interest-bearing deposits	$4,009,536	$2,489,486
Total interest-bearing deposits increased $1.52 billion during the year ended December 31, 2014. The increase is mainly due to $924.5 million in interest-bearing deposits assumed in the BPNA Branch Acquisition and a $277.4 million increase in deposits generated through strategic plans aiming to increase core deposits by launching interest-bearing core deposit products with enhanced features to attract high net worth depositors in the Company’s target markets while reducing the reliance on certificates of deposit.
As of December 31, 2014, the Bank had brokered deposits of $763.0 million, which represented 12.8 percent of total assets. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain deposits. The Bank has an asset liability management policy that limits brokered deposit balances to no more than 45 percent of total assets, with an operating target of less than 25 percent of total assets.
The following table presents scheduled maturities of certificates of deposit as of December 31, 2014:

	2015	2016	2017	2018	2019 and After	Total
	(In thousands)
Certificates of deposit under $100,000	$393,703	$23,389	$9,916	$18,778	$3,794	$449,580
Certificates of deposit of $100,000 or more	248,691	95,531	70,069	24,261	6,498	445,050
Total certificates of deposit	$642,394	$118,920	$79,985	$43,039	$10,292	$894,630

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At December 31, 2014, the Bank had fixed-rate advances of $400.0 million at a weighted average interest rate of 0.31 percent and variable-rate advances of $233.0 million at a weighted average interest rate of 0.27 percent from the FHLB. At December 31, 2013, $25.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.59 percent to 0.82 percent with a weighted average interest rate of 0.73 percent, and $225.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.06 percent. The following table presents contractual maturities by year of the Bank's advances as of December 31, 2014:

	2015	2016	2017	2018	2019 and After	Total
	(In thousands)
Fixed rate	$400,000	$—	$—	$—	$—	$400,000
Variable rate	233,000	—	—	—	—	233,000
Total	$633,000	$—	$—	$—	$—	$633,000
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At December 31, 2014 and 2013, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $1.84 billion and $740.1 million, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $29.8 million and $14.4 million, respectively, at December 31, 2014 and 2013. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $501.3 million at December 31, 2014. In addition, the Bank had available lines of credit with the Federal Reserve Bank totaling $102.3 million at December 31, 2014.

The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
	2014	2013	2012
	($ in thousands)
Weighted-average interest rate at end of year	0.29%	0.13%	0.44%
Average interest rate during the year	0.20%	0.36%	0.64%
Average balance	$267,816	$74,712	$54,030
Maximum amount outstanding at any month-end	$633,000	$250,000	$100,000
Balance at end of year	$633,000	$250,000	$75,000

NOTE 12 – LONG TERM DEBT
Senior Notes
On April 23, 2012, the Company completed the public offering of $33.0 million aggregate principal amount of its 7.50 percent Senior Notes due April 15, 2020 (the Senior Notes) at a price to the public of $25.00 per Senior Note. Net proceeds after discounts were approximately $31.7 million. The Senior Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the Base Indenture), as supplemented by the First Supplemental Indenture, dated as of April 23, 2012 (the Supplemental Indenture, and together with the Base Indenture, the Indenture), between the Company and U.S. Bank National Association, as trustee.
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
Tangible Equity Units – Amortizing Notes
On May 21, 2014, the Company issued $69,000,000 of 8.00% tangible equity units (TEUs) in an underwritten public offering. A total of 1,380,000 TEUs were issued, including 180,000 TEUs issued to the underwriter upon exercise of its overallotment option, with each TEU having a stated amount of $50.00. Each TEU is comprised of (i) a prepaid stock purchase contract (each a Purchase Contract) that will be settled by delivery of a specified number of shares of Company Common Stock and (ii) a junior subordinated amortizing note due May 15, 2017 (each an Amortizing Note) that has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50% per annum and has a scheduled final installment payment date of May 15, 2017. The Company has the right to defer installment payments on the Amortizing Notes at any time and from time to time, subject to certain restrictions, so long as such deferral period does not extend beyond May 15, 2019.
The Purchase Contracts and Amortizing Notes are accounted for separately. The Purchase Contract component of the TEUs is recorded in Additional Paid in Capital on the Consolidated Statements of Financial Condition. The Amortizing Note is recorded in Notes Payable on the Consolidated Statements of Financial Condition. The relative fair values of the Amortizing Notes and Purchase Contracts were estimated to be approximately $14,634,000 and $54,366,000, respectively. Total issuance costs associated with the TEUs were $4,041,000 (including the underwriter discount of $3,278,000), of which $857,000 was allocated to the liability component and $3,184,000 was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs is being amortized over the term of the amortizing note. Net proceeds of $64,959,000 from the issuance of the TEUs were designated to partially finance the Company’s previously announced acquisition of 20 California branches from BPNA and for general corporate purposes. See Note 18 for additional information.

NOTE 13 – INCOME TAXES
The following table presents the components of income tax (benefit) expense for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current income taxes:
Federal	$10,340	$(332)	$34
State	2,348	19	—
Total current income tax expense (benefit)	12,688	(313)	34
Deferred income taxes:
Federal	(307)	2,646	(1,252)
State	762	858	(356)
Total deferred income tax (benefit) expense	455	3,504	(1,608)
Change in valuation allowance	(17,684)	4,069	1,689
Income tax (benefit) expense	$(4,541)	$7,260	$115
The following table presents a reconciliation of the recorded income tax (benefit) expense to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 35 percent to earnings or loss before income taxes for the year ended December 31, 2014 and the applicable statutory Federal income tax rate of 34 percent to earnings or loss before income taxes for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Computed expected income tax expense (benefit) at Federal statutory rate	35.0%	34.0%	34.0%
Increase (decrease) resulting from:
Book bargain purchase gain	—%	—%	(68.4)%
Other permanent book-tax differences	0.3%	3.6%	9.1%
State tax expense, net of federal benefit	8.3%	7.8%	(3.8)%
Change in valuation allowance	(68.6)%	55.4%	30.4%
Federal effect of state tax deferred due to the change in valuation allowance	7.4%	—%	—%
Other, net	—%	(1.9)%	0.8%
Effective tax rates	(17.6)%	98.9%	2.1%
The Company had net income taxes payable of $56 thousand at December 31, 2014 and net income tax receivable of $3.0 million at December 31, 2013 on its Consolidated Statements of Financial Condition. The Company had available at December 31, 2014, $4.3 million of unused Federal net operating loss carryforwards that may be applied against future taxable income through 2031. The Company had available at December 31, 2014, $13.8 million of unused state net operating loss carryforwards that may be applied against future taxable income through 2031. Utilization of the net operating loss and other carryforwards are subject to annual limitations set forth in Section 382 of the Internal Revenue Code. The tax attributes acquired in the Beach Business Bank and Gateway Bancorp acquisitions are subject to an annual Section 382 limitation of $1.3 million and $474 thousand, respectively.

The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2014	2013	2012
	(In thousands)
Deferred tax assets:
Allowance for loan and lease losses	$17,923	$15,138	$9,537
Investment in partnership	72	316	—
Stock options and awards	3,991	2,212	1,336
Accrued expenses	2,898	2,112	1,515
Valuation allowance on other real estate owned	13	—	852
Reserve for loss on repurchased loans	3,491	2,433	1,421
Federal net operating losses	1,494	3,988	2,357
State net operating losses	973	4,235	2,314
Federal credits	10	1,764	1,749
Unrealized loss on securities available for sale	—	662	—
Other deferred tax assets	2,374	1,509	1,453
Total deferred tax assets	33,239	34,369	22,534
Deferred tax liabilities:
Unrealized gain on securities available for sale	(307)	—	(1,219)
Derivative instruments adjustment	(1,421)	(2,362)	(736)
Investment in partnership	—	—	(6)
Mortgage servicing rights	(8,023)	(6,070)	(716)
FHLB stock dividends	(571)	(609)	(618)
Intangible amortization	(3,595)	(5,460)	(2,451)
Other deferred tax liabilities	(2,877)	(2,525)	(800)
Total deferred tax liabilities	(16,794)	(17,026)	(6,546)
Valuation allowance	—	(17,343)	(8,416)
Net deferred tax assets	$16,445	$—	$7,572
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, and tax planning strategies. Based on this analysis, the management determined that it was more likely than not that all of the deferred tax assets would be realized therefore no valuation allowance against net deferred tax assets of $16.4 million was required at December 31, 2014. The Company had recorded a full valuation allowance of $17.3 million against its net deferred tax assets at December 31, 2013.
The positive evidence supporting the reversal of the Company’s deferred tax asset valuation allowance as of December 31, 2014 included: (i) pretax book income of $25.8 million and estimated taxable income before net operating losses (NOL) of $42.8 million for the year ended December 31, 2014, (ii) four consecutive quarters of positive and accelerating pretax book income from core earnings, (iii) cumulative pretax book income of approximately $27.5 million over the previous 36 month period (without regard to the bargain purchase gain in 2012 related to the Gateway acquisition), (iv) projections of pretax book income for the 2015, 2016 and 2017 years, (v) projection of significant taxable income for the 2015, 2016, and 2017 years, (vi) utilization of $7.9 million and $23.0 million of Federal and State net operating losses (representing approximately 64 percent of the total NOL’s included in the Company’s deferred tax assets) during the year ended December 31, 2014, and (vii) acquisitions which strengthened the Company’s position in primary existing and new markets. Generally, to the extent the Company has book income it will also have taxable income (with the exception of book/tax differences related to the timing of loan charge-offs versus loan loss provisions and the timing of certain mortgage banking gains and losses). Continued profitability from core banking operations through 2014, without significant loan losses, suggests that pretax book income should be sustainable for future years absent a significant increase in loan losses.

The negative evidence that management considered included: (i) uncertainty in accurately and consistently projecting earnings from operations for tax years ending after December 31, 2014, and (ii) taxable losses generated for the 2012 and 2013 years.
During 2014, estimated taxable income of $42.8 million allowed the Company to utilize $7.9 million and $23.0 million of Federal and State net operating losses (representing approximately 64 percent of the total NOL’s included in the Company’s deferred tax assets), and all of its $1.7 million of Federal low income housing tax credits. The remaining net operating losses are limited under IRC section 382 and will expire if not used by 2031. In order to utilize all of its existing net operating loss carryover, the Company would only need taxable income of approximately $1.4 million in 2018 and approximately $500 thousand in each year from 2019 to 2031. The Company believes that the utilization of a significant portion of the net operating losses and tax credits in 2014, along with the Company’s projection of future taxable income should be considered significant positive evidence that the net operating loss deferred tax assets will be realized in future periods. Taking all of the foregoing information into account, management believes that it is “more likely than not” that all of the Company’s federal and state net deferred assets will be realized in future years and that, as of December 31, 2014, no valuation allowance against its federal and state deferred tax assets is required.
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
At December 31, 2014 and 2013, the Company had $23 thousand and $0 accrued interest or penalties, respectively. The table below summaries the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$2,203	$—	$—
Increase related to prior year tax positions	369	345	—
Increase in current year tax positions	2,849	1,858	—
Ending balance	$5,421	$2,203	$—
The unrecognized tax benefits, if recognized, would not result in a reduction of income tax expense.

NOTE 14 – MORTGAGE BANKING ACTIVITIES
The Bank originates conforming single family residential mortgage loans and sells these loans in the secondary market. The amount of net revenue on mortgage banking activities is a function of mortgage loans originated for sale and the fair values of these loans and related derivatives. Net revenue on mortgage banking activities includes mark to market pricing adjustments on loan commitments and forward sales contracts, and initial capitalized value of mortgage servicing rights (MSRs).
During the year ended December 31, 2014, the Bank originated $2.82 billion and sold $2.75 billion of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $84.1 million and 3.0 percent, respectively, and loan origination fees were $11.3 million for the year ended December 31, 2014. Included in the net gain is the initial capitalized value of our MSRs, which totaled $25.2 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the year ended December 31, 2014.
During the year ended December 31, 2013, the Bank originated $1.94 billion and sold $1.86 billion of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $58.0 million and 3.0 percent, respectively, and loan origination fees were $9.9 million for the year ended December 31, 2013. Included in the net gain is the initial capitalized value of our MSRs, which totaled $10.9 million on loans sold to Fannie Mae and Freddie Mac for the year ended December 31, 2013.
During the year ended December 31, 2012, the Bank originated $518 million and sold $477 million of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $18.9 million and 3.7 percent, respectively, and loan origination fees were $2.8 million for the year ended December 31, 2012. Included in the net gain is the initial capitalized value of our MSRs, which totaled $441 thousand on loans sold to Fannie Mae and Freddie Mac for the year ended December 31, 2012.
Mortgage Loan Repurchase Obligations
In addition to net revenue on mortgage banking activities, the Company records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Total provision for loan repurchases totaled $4.2 million, $2.4 million and $256 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. Of these total provision for loan repurchases, the Company provided initial provision for loan repurchases of $1.4 million against net revenue on mortgage banking activities during the year ended December 31, 2014.
The following table presents a summary of activity in the reserve for loss on repurchased loans for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$5,427	$3,485	$—
Acquired in business combinations	—	314	3,254
Provision for loan repurchases	4,243	2,383	256
Payments made for loss reimbursement on sold loans	(1,367)	(755)	(25)
Balance at end of year	$8,303	$5,427	$3,485

NOTE 15 – RISK MANAGEMENT AND DERIVATIVE INSTRUMENTS
The Company uses derivative instruments and other risk management techniques to reduce its exposure to adverse fluctuations in interest rates in accordance with its risk management policies. The Company utilizes forward contracts and investor commitments to economically hedge mortgage banking products and may from time to time use interest rate swaps as hedges against certain liabilities.
On September 30, 2013, the Company entered into pay-fixed, receive-variable interest-rate swap contracts with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR based variable rate deposits. The Company is accounting for the swaps as cash flow hedges under ASC 815. The notional amount of the interest rate swaps is $50.0 million with a maturity date of September 27, 2018. The fair values of the interest rate swaps were loss of $235 thousand and gain of $226 thousand at December 31, 2014 and 2013, respectively.
The Company originates residential real estate mortgage loans and generates revenues from the origination and sale of these loans. Although management closely monitors market conditions, such activities are sensitive to fluctuations in prevailing interest rates and real estate markets. As of December 31, 2014, approximately 79.8 percent of all properties securing loans held for sale were located in California. A change in the underlying economic conditions of the California residential real estate market could have an adverse impact on the Company’s results of operations.
In connection with mortgage banking activities, if interest rates increase, the value of the Company’s loan commitments to borrowers and fixed rate mortgage loans held-for-sale are adversely impacted. The Company attempts to economically hedge the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by selling forward contracts on securities with government-sponsored enterprises (GSEs) and investors in loans. Forward contracts on securities of GSEs and loan commitments to borrowers are non-designated derivative instruments and the gains and losses resulting from these derivative instruments are included in Net Revenue on Mortgage Banking Activities on the Consolidated Statements of Operations. At December 31, 2014, the resulting derivative assets of $6.4 million and liabilities of $3.0 million, are included in Other Assets and Accrued Expenses and Other Liabilities, respectively, on the Consolidated Statements of Financial Condition. At December 31, 2014, the Company had outstanding forward sales commitments totaling $390.6 million. At December 31, 2014, the Company was committed to fund loans for borrowers of approximately $190.0 million.
The net losses relating to free-standing derivative instruments used for risk management were $17.3 million, $270 thousand and $0 for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in Net Revenue on Mortgage Banking Activities on the Consolidated Statements of Operations.
The following table presents the amount and market value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated. Note 3 contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	December 31,
	2014		2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Included in assets:
Interest rate lock commitments	$179,923	$5,750	$129,010	$3,962
Mandatory forward commitments	25,735	629	242,337	1,305
Interest rate swap	—	—	50,000	226
Total included in assets	$205,658	$6,379	$421,347	$5,493
Included in liabilities:
Interest rate lock commitments	$10,075	$197	$—	$—
Mandatory forward commitments	364,829	2,803	—	—
Interest rate swap	50,000	235	—	—
Total included in liabilities	$424,904	$3,235	$—	$—

NOTE 16 – EMPLOYEE STOCK COMPENSATION
Share-based Compensation Expense
For the years ended December 31, 2014, 2013 and 2012, share-based compensation expense on stock option awards, restricted stock awards and restricted stock units was $6.3 million, $2.9 million, and $1.7 million respectively, and the related tax benefits (expense) were $2.7 million, $0 and $(17) thousand, respectively.
On July 16, 2013, the Company’s stockholders approved the Company’s 2013 Omnibus Stock Incentive Plan (the 2013 Omnibus Plan). Upon the approval of the 2013 Omnibus Plan, the Company ceased being able to grant new awards under the Company’s 2011 Omnibus Incentive Plan or any prior equity incentive plans. The 2013 Omnibus Plan provides that the aggregate number of shares of Company common stock that may be subject to awards under the 2013 Omnibus Plan will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of December 31, 2014, based on the number of shares then-registered for issuance under the 2013 Omnibus Plan, 540,606 shares were available for future awards under the 2013 Omnibus Plan.
Unrecognized Share-based Compensation Expense
The following table presents unrecognized share-based compensation expense as of December 31, 2014:

	Unrecognized Expense	Average Expected Recognition Period
	($ in thousands)
Stock option awards	$1,096	3.1 years
Restricted stock awards and restricted stock units	10,380	3.6 years
Total	$11,476	3.5 years
Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price immediately before the grant date, and generally have a three-to five-year vesting period and contractual terms of seven to ten years.
The weighted-average estimated fair value per share options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Year Ended December 31,
	2014	2013	2012
	($ in thousands, except per share data)
Granted date fair value of options granted	$781	$1,399	$634
Fair value of options vested	$346	$1,090	$—
Total intrinsic value of options exercised	$110	$104	$—
Cash received from options exercised	$993	$—	$—
Weighted-average estimated fair value per share of options granted	$3.38	$3.52	$3.84
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

The following table presents a summary of weighted-average assumptions used for calculating fair value options for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Weighted-average assumptions
Dividend yield	3.69%	3.87%	4.07%
Expected volatility	40.26%	41.06%	47.18%
Expected term	6.0 years	5.0 years	10.0 years
Risk-free interest rate	1.99%	1.21%	1.67%
The following table represents stock option activity and weighted-average exercise price per share for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of year	734,721	$12.73	525,799	$12.16	918,569	$12.01
Granted	231,016	$12.05	389,569	$13.72	165,000	$11.54
Replacement awards issued	—	$—	22,581	$12.65	—	$—
Exercised	(86,667)	$11.46	(44,988)	$12.00	—	$—
Forfeited	—	$—	(158,240)	$13.41	(557,770)	$11.80
Outstanding at end of year	879,070	$12.67	734,721	$12.73	525,799	$12.16
Exercisable at end of year	166,016	$11.28	526,667	$12.00	259,131	$12.46
The following table represents changes in unvested stock options and related information as of and for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of year	419,569	$13.16	266,668	$11.70	723,904	$12.17
Granted	231,016	$12.05	389,569	$13.72	165,000	$11.80
Vested	(97,913)	$12.94	(93,334)	$11.68	(170,236)	$13.26
Forfeited	—	$—	(143,334)	$12.95	(452,000)	$11.90
Outstanding at end of year	552,672	$12.74	419,569	$13.16	266,668	$11.70

The following table presents a summary of stock options outstanding as of December 31, 2014:

	Options Outstanding				Options Exercisable
	Number of Shares	Intrinsic Value	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Number of Shares	Intrinsic Value	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life
$10.89 to $11.47	166,016	$31,529	$11.28	7.5 years	166,016	$31,529	$11.28	7.5 years
$12.50 to $13.50	380,000	—	$12.10	8.1 years	—	—	$—	0.0 years
$13.50 to $14.50	125,000	—	$13.13	8.5 years	—	—	$—	0.0 years
$13.50 to $14.50	167,162	—	$14.25	4.5 years	—	—	$—	0.0 years
$14.50 to $15.81	40,892	—	$15.81	6.5 years	—	—	$—	0.0 years
Total	879,070	$31,529	$12.67	7.3 years	166,016	$31,529	$11.28	7.5 years
Restricted Stock Awards and Restricted Stock Units
The Company also has granted restricted stock awards and restricted stock units to certain employees, officers and directors. The restricted stock awards and units are valued at the closing price of the Company’s stock on the date of award. The restricted stock awards and units fully vest after a specified number of years (ranging from one to five years) of continued service from the date of grant. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally when vested or, in the case of restricted stock units, when settled.
The following table represents restricted stock awards and restricted stock units activity for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	Number of Shares	Weighted- Average Price per Share	Number of Shares	Weighted- Average Price per Share	Number of Shares	Weighted- Average Price per Share
Outstanding at beginning of year	893,886	$13.78	163,682	$11.43	58,716	$13.28
Granted	915,077	$11.77	936,542	$13.82	224,943	$11.72
Vested	(261,952)	$13.51	(88,169)	$11.98	(104,414)	$12.45
Forfeited	(259,709)	$13.21	(118,169)	$12.70	(15,563)	$15.81
Outstanding at end of year	1,287,302	$12.53	893,886	$13.78	163,682	$11.43
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
The following table represents a summary of all outstanding SARs (Initial SAR and Additional SARs, together the SARs):

	Initial SAR	Additional SAR I (1)	Additional SAR II (2)	Additional SAR III (3)	Additional SAR IV (4)	Additional SAR V (5)	Additional SAR VI (6)	Additional SAR VII (7)
Grant Date	8/21/2012	6/21/2013	7/1/2013	7/2/2013	12/10/2013	5/21/2014	5/21/2014	11/7/2014
Number of shares	500,000	150,933	88,366	15,275	70,877	252,023	281,586	216,334
Base price per share	$12.12	$13.06	$13.60	$13.55	$12.83	$10.09	$10.09	11.62
Fair value per share	$2.77	$2.38	$2.17	$2.19	$2.47	$1.65	$2.22	1.84
Risk-free interest rate	0.36%	0.36%	0.36%	0.36%	0.36%	0.42%	0.79%	0.91%
Expected term	2.55	2.55	2.55	2.55	2.55	2.11	3.00	2.92
Expected stock price volatility	30.54%	30.54%	30.54%	30.54%	30.54%	27.82%	30.85%	21.68%
Dividend yield	—%	—%	—%	—%	—%	—%	—%	—%

(1)	Issued due to the Company’s common stock issuance for an underwritten public offering completed on June 21, 2013.

(2)	Issued due to the Company’s common stock issuance in connection with the PBOC acquisition completed on July 1, 2013.

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

(6)
The Additional SAR VI originally related to 300,219 shares of common stock with a scheduled vesting of May 21, 2017, as described above. As a result of the settlements of portions of the Purchase Contacts, the Additional SAR VI accelerated in vesting with respect to 133,997 shares and 18,633 shares were forfeited as of December 31, 2014. The portion of Additional SAR VI that has accelerated in vesting has the same terms and conditions as the Initial SAR.

(7)	Issued due to the Company's common stock issuance for a private placement completed on November 7, 2014.
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

NOTE 17 – EMPLOYEE BENEFIT PLANS
The Company has a 401(k) plan whereby all employees can participate in the plan. Employees may contribute up to 100 percent of their compensation subject to certain limits based on federal tax laws. The Company makes an enhanced safe-harbor matching contribution that equals to 100 percent of the first 4 percent of the employee’s deferral rate not to exceed 4 percent of the employee’s compensation. The safe-harbor matching contribution is fully vested by the participant when made.
For the years ended December 31, 2014, 2013 and 2012 expense attributable to 401(k) plans amounted to $2.5 million, $1.7 million and $709 thousand, respectively.
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
Employee Equity Ownership Plan
The Company established the Employee Equity Ownership Plan (EEOP) effective October 15, 2013 for the benefit of employees. The EEOP is administered under the Company’s 2013 Omnibus Stock Incentive Plan and the awards thereunder are issued upon the terms and conditions and subject to the restrictions of the Company’s 2013 Omnibus Stock Incentive Plan. The EEOP provides that employees eligible to receive awards under the EEOP are any employees with titles below Assistant Vice President or any employees who are not otherwise given shares pursuant to any other Company-sponsored equity program. The Company issued 324,540 shares of restricted stock awards and units under the EEOP.
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

NOTE 18 – STOCKHOLDERS’ EQUITY
Warrants
On November 1, 2010, the Company issued warrants to TCW Shared Opportunity Fund V, L.P. for up to 240,000 shares of non-voting common stock at an original exercise price of $11.00 per share, subject to certain adjustments to the number of shares underlying the warrants as well as certain adjustments to the warrant exercise price as applicable. These warrants are exercisable from the date of original issuance through November 1, 2015.
On November 1, 2010, the Company also issued warrants to COR Advisors LLC, an entity controlled by Steven A. Sugarman, who became a director of the Company on that date and later became President and Chief Executive Officer of the Company, to purchase up to 1,395,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to certain adjustments to the number of shares underlying the warrants as well as certain adjustments to the warrant exercise price as applicable. As a result of transfers of these warrants subsequent to their original issuance, warrants for the right to purchase 960,000 shares of non-voting common stock are now held by Mr. Sugarman and his spouse through a living trust, and warrants for the right to purchase 435,000 shares of non-voting common stock are now held by Jeffrey T. Seabold, Executive Vice President and Chief Lending Officer of the Bank. These warrants vested in tranches, with the first tranche vesting on January 1, 2011 and the last tranche vesting on July 1, 2013 and with each respective tranche being exercisable for five years after the tranche's vesting date.
The warrants are exercisable for voting common stock in lieu of non-voting common stock following the transfer of the warrants in a widely dispersed offering or in other limited circumstances. Based on automatic adjustments to the original $11.00 exercise price, the Company has determined that the exercise price for these warrants was $9.32 per share as of December 31, 2014. The terms and issuance of the foregoing warrants were approved by the Company's stockholders at a special meeting held on October 25, 2010.
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
On November 7, 2014, the Company completed the issuance and sale of 3,288,947 shares of its voting common stock to OCM BOCA Investor, LLC (Oaktree), an entity owned by investment funds managed by Oaktree Capital Management, L.P., and 1,900,000 shares of its voting common stock to Patriot Financial Partners, L.P., Patriot Financial Partners Parallel, L.P., Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P, for gross proceeds of $49.9 million.
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
As discussed under Note 2, on July 1, 2013, the Company completed its previously announced acquisition of PBOC. Upon completion of the acquisition, each share of preferred stock issued by PBOC as part of the Small Business Lending Fund (SBLF) program of the United States Department of Treasury (10,000 shares in the aggregate with a liquidation preference amount of $1,000 per share) was converted automatically into one substantially identical share of preferred stock of the Company with a liquidation preference amount of $1,000 per share, designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series B. The terms of the preferred stock issued by the Company in exchange for the PBOC preferred stock are substantially identical to the preferred stock previously issued by the Company as part of its own participation in the SBLF program (32,000 shares in aggregate with a liquidation preference amount of $1,000 per share), designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series A.
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
From the first business day following the issuance of the TEUs to but excluding the third business day immediately preceding May 15, 2017, a holder of a Purchase Contract may settle its Purchase Contract early, and the Company will deliver to the holder 4.4456 shares of voting common stock. The holder also may elect to settle its Purchase Contract early in connection with a “fundamental change,” in which case the holder will receive a number of shares of voting common stock based on a fundamental change early settlement rate. The Company may elect to settle all Purchase Contracts early by delivering to each holder 5.1124 shares of voting common stock or, under certain circumstances, by delivering 4.4456 shares of voting common stock. As of December 31, 2014, a total of 656,692 Purchase Contracts had been settled early by their holders, resulting in the issuance by the Company of 2,919,390 shares of voting common stock. As of December 31, 2014, 723,308 Purchase Contracts remained outstanding.

Each Amortizing Note has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50% per annum and has a scheduled final installment payment date of May 15, 2017. On each August 15, November 15, February 15 and May 15, commencing on August 15, 2014, the Company will pay holders of Amortizing Notes equal quarterly cash installments of $1.00 per Amortizing Note (or, in the case of the installment payment due on August 15, 2014, $0.933333 per Amortizing Note) (such installments, the installment payments), which installment payments in the aggregate will be equivalent to a 8.00% cash distribution per year with respect to each $50.00 stated amount of TEUs. Each installment payment will constitute a payment of interest (at a rate of 7.50% per annum) and a partial repayment of principal on each Amortizing Note. The Company has the right to defer installment payments at any time and from time to time, subject to certain restrictions, so long as such deferral period does not extend beyond May 15, 2019. If the Company elects to settle the Purchase Contracts early, the holders of the Amortizing Notes will have the right to require the Company to repurchase the Amortizing Notes. As of December 31, 2014, the Amortizing Notes totaled $12.0 million, net of unamortized discounts, and were included in Notes Payable on the Consolidated Statements of Financial Condition.

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
The following table presents changes to accumulated other comprehensive income for the periods indicated:

	Unrealized Gain (Loss) on AFS Securities	Cash Flow Hedge	Total
	(In thousands)
Balance at December 31, 2011	$(939)	$—	$(939)
Unrealized gain(loss) arising during the period	2,253	—	2,253
Reclassification adjustment from other comprehensive income	83	—	83
Tax effect of current period changes	—	—	—
Total changes, net of taxes	2,336	—	2,336
Balance at December 31, 2012	$1,397	$—	$1,397
Unrealized gain(loss) arising during the period	$(1,892)	$226	$(1,666)
Reclassification adjustment from other comprehensive income	(331)	—	(331)
Tax effect of current period changes	—	—	—
Total changes, net of taxes	(2,223)	226	(1,997)
Balance at December 31, 2013	$(826)	$226	$(600)
Unrealized gain(loss) arising during the period	$3,487	$(461)	$3,026
Reclassification adjustment from other comprehensive income	(1,183)	—	(1,183)
Tax effect of current period changes	(969)	99	(870)
Total changes, net of taxes	1,335	(362)	973
Balance at December 31, 2014	$509	$(136)	$373

NOTE 19 – REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they were then subject. With respect to the Bank, prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
The following table presents the capital amounts and ratios for the Company and the Bank as of dates indicated:

	Amount		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
December 31, 2014
Banc of California, Inc.
Total risk-based capital ratio	$473,656	11.28%	$335,829	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	442,307	10.54%	167,914	4.00%	N/A	N/A
Tier 1 leverage ratio	442,307	8.57%	206,502	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$503,727	12.04%	$334,834	8.00%	$418,543	10.00%
Tier 1 risk-based capital ratio	472,378	11.29%	167,417	4.00%	$251,126	6.00%
Tier 1 leverage ratio	472,378	9.17%	206,095	4.00%	$257,619	5.00%
December 31, 2013
Banc of California, Inc.
Total risk-based capital ratio	$307,457	12.45%	$197,503	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	281,786	11.41%	98,752	4.00%	N/A	N/A
Tier 1 leverage ratio	281,786	8.02%	140,463	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$360,634	14.65%	$196,998	8.00%	$246,247	10.00%
Tier 1 risk-based capital ratio	334,963	13.60%	98,499	4.00%	147,748	6.00%
Tier 1 leverage ratio	334,963	9.58%	139,874	4.00%	174,842	5.00%
Through December 31, 2014, the FRB required bank holding companies such as the Company to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0 percent and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0 percent. In addition to the risk-based guidelines, through December 31, 2014 the FRB required bank holding companies to maintain a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 4.0 percent. Through December 31, 2014, in order to be considered “well capitalized,” federal bank regulatory agencies required depository institutions such as the Bank to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 10.0 percent, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0 percent and a minimum ratio of Tier 1 capital to average total assets, referred to as the leverage ratio, of 5.0 percent.
In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. The Company and the Bank became subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019.
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

•
Changes the prompt corrective action standards so that in order to be considered well-capitalized, a depository institution must have a ratio of common equity Tier 1 capital to risk-weighted assets of 6.5 percent (new), a ratio of Tier 1 capital to risk-weighted assets of 8 percent (increased from 6 percent), a ratio of total capital to risk-weighted assets of 10 percent (unchanged), and a leverage ratio of 5 percent (unchanged).

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
Dividend Restrictions
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. For the year of 2014, the Bank had $36.1 million plus any net profits generated in 2014 available to pay dividends to the Company.

NOTE 20 – EARNINGS PER COMMON SHARE
Net income (loss) allocated to common stockholders is computed by subtracting income allocated to participating securities, participating securities dividends and preferred stock dividend from net income. Participating securities are instruments granted in share-based payment transactions that contain rights to receive nonforfeitable dividends or dividend equivalents, which includes the SARs as they confer dividend equivalent rights, as described under “Stock Appreciation Rights” in Note 16. Basic earnings (loss) per common share (EPS) is computed by dividing net income allocated to common stockholders by the weighted average number of shares outstanding, including the minimum number of shares issuable under purchase contracts relating to the tangible equity units. Diluted EPS is computed by dividing net income (loss) allocated to common stockholders by the weighted average number of shares outstanding, adjusted for the dilutive effect of the restricted stock units, the potentially issuable shares in excess of the minimum under purchase contracts relating to the tangible equity units, outstanding stock options, and warrants to purchase common stock.
Computations for basic and diluted EPS are provided below:

	Year Ended December 31,
	2014			2013			2012
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
Basic:
Net income	$29,670	$648	$30,318	$75	$4	$79	$5,442	$554	$5,996
Less: income allocated to participating securities	(497)	(11)	(508)	—	—	—	—	—	—
Less: participating securities dividends	(531)	(12)	(543)	—	—	—	—	—	—
Less: preferred stock dividends	(3,562)	(78)	(3,640)	(2,070)	(115)	(2,185)	(1,234)	(125)	(1,359)
Net income (loss) allocated to common stockholders	$25,080	$547	$25,627	$(1,995)	$(111)	$(2,106)	$4,208	$429	$4,637
Weighted average common shares outstanding	27,444,878	599,563	28,044,441	14,481,060	805,774	15,286,834	10,622,577	1,080,754	11,703,331
Basic earnings (loss) per common share	$0.91	$0.91	$0.91	$(0.14)	$(0.14)	$(0.14)	$0.40	$0.40	$0.40
Diluted:
Net income (loss) allocated to common stockholders	$25,080	$547	$25,627	$(1,995)	$(111)	$(2,106)	$4,208	$429	$4,637
Additional income allocation for class B dilutive shares	(106)	106	—	—	—	—	—	—	—
Adjusted net income (loss) allocated to common stockholders	$24,974	$653	$25,627	$(1,995)	$(111)	$(2,106)	$4,208	$429	$4,637
Weighted average common shares outstanding	27,444,878	599,563	28,044,441	14,481,060	805,774	15,286,834	10,622,577	1,080,754	11,703,331
Add: Dilutive effects of restricted stock units	52,286	—	52,286	—	—	—	9,176	—	9,176
Add: Dilutive effects of purchase contracts	26,807	—	26,807	—	—	—	—	—	—
Add: Dilutive effects of stock options	8,692	—	8,692	—	—	—	—	—	—
Add: Dilutive effects of warrants	—	115,997	115,997	—	—	—	—	—	—
Average shares and dilutive common shares	27,532,663	715,560	28,248,223	14,481,060	805,774	15,286,834	10,631,753	1,080,754	11,712,507
Diluted earnings (loss) per common share	$0.91	$0.91	$0.91	$(0.14)	$(0.14)	$(0.14)	$0.40	$0.40	$0.40
For the years ended December 31, 2014, 2013 and 2012, there were 658,054, 1,560,172 and 410,476 stock options and stock awards, respectively, 0, 1,635,000, 3,036,959 warrants, respectively, that were not considered in computing diluted earnings (loss) per common share, because they were anti-dilutive.

NOTE 21 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	As of December 31,
	2014		2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit	$87,517	$82,818	$35,425	$61,613
Unused lines of credit	20,631	295,626	3,403	268,669
Letters of credit	825	10,411	10	6,289
Commitments to make loans are generally made for periods of 30 days or less.
As of December 31, 2014, total forward commitments were $422.3 million. These commitments consisted of jumbo mortgage loan sale commitments of $54.2 million, TBAs of $328.0 million, best efforts of $40.0 million, and other commitments of $0. Additionally, the Company had IRLCs of $190.0 million at December 31, 2014.
Litigation
In the normal course of business, we are involved in various legal claims. Management has reviewed all pending legal claims against us with in-house or outside legal counsel and has taken into consideration the views of such counsel as to the outcome of the claims. In management’s opinion, the final disposition of all such claims will not have a material adverse effect on our financial position or results of operations.

NOTE 22 – SEGMENT REPORTING
The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company has identified four operating segments for purposes of management reporting: 1) Banking; 2) Mortgage Banking; 3) Financial Advisory and Asset Management; and 4) Corporate/Other. These four business divisions meet the criteria of an operating segment. the segment engages in business activities from which it earns revenues and incurs expenses and whose operating results are regularly reviewed by the Company’s chief operating decision-maker, the Company's President and Chief Executive Officer or his delegate, to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available.
The principal business of the Banking segment consists of attracting deposits and investing these funds primarily in commercial, consumer and real estate secured loans. The principal business of the Mortgage Banking segment is originating conforming SFR loans and selling these loans in the secondary market. Financial Advisory and Asset Management segment is operated by The Palisades Group and provides services of purchase, sale and management of SFR mortgage loans. The Corporate/Other segment includes the holding company and PTB, an entity formed to hold real estate. The Corporate/Other operating segment engages in business activities through the sale of other real estate owned and loans held at the holding company and incurs interest expense on debt as well as non-interest expense for corporate related activities. The operating segment results do not include allocation of centralized costs that are currently recorded in the Banking and Corporate/Other segment. The Company is currently in the process of determining the basis for calculating allocations.
The prior periods’ measurement of operating segment performance may be restated for comparability for changes in the Company’s management structure or reporting methodologies unless it is not deemed practicable to do so. The following table represents the operating segments’ financial results and other key financial measures as of or for the years ended December 31, 2014, 2013, and 2012:

	As of or For the Year Ended
	Banking	Mortgage Banking	Financial Advisory and Asset Management	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
December 31, 2014
Net interest income	$154,322	$8,455	$—	$(7,500)	$—	$155,277
Provision for loan and lease losses	10,976	—	—	—	—	10,976
Noninterest income	34,122	98,322	19,697	217	(6,721)	145,637
Noninterest expense	151,228	96,103	11,071	12,480	(6,721)	264,161
Income (loss) before income taxes	$26,240	$10,674	$8,626	$(19,763)	$—	$25,777
Total assets	$5,649,260	$309,241	$14,957	$60,593	$(62,480)	$5,971,571
December 31, 2013
Net interest income	$96,222	$7,792	$—	$(6,785)	$—	$97,229
Provision for loan and lease losses	7,963	—	—	—	—	7,963
Noninterest income	26,740	69,687	2,832	5	(2,521)	96,743
Noninterest expense	89,018	76,210	2,339	13,624	(2,521)	178,670
Income (loss) before income taxes	$25,981	$1,269	$493	$(20,404)	$—	$7,339
Total assets	$3,395,954	$222,269	$2,876	$33,974	$(27,050)	$3,628,023
December 31, 2012
Net interest income	$47,593	$1,017	$—	$(2,058)	$—	$46,552
Provision for loan and lease losses	5,500	—	—	—	—	5,500
Noninterest income	15,785	21,220	—	48	(434)	36,619
Noninterest expense	48,215	15,291	—	8,488	(434)	71,560
Income (loss) before income taxes	$9,663	$6,946	$—	$(10,498)	$—	$6,111
Total assets	$1,556,099	$119,243	$—	$71,469	$(64,109)	$1,682,702

NOTE 23 – PARENT COMPANY FINANCIAL STATEMENTS
The parent company only condensed statements of financial condition as of December 31, 2014 and 2013, and the related condensed statements of operations and condensed statements of cash flows for the years ended December 31, 2014, 2013, and 2012 are presented below:
Condensed Statements of Financial Condition

	December 31,
	2014	2013
	(In thousands)
ASSETS
Cash and cash equivalents	$31,362	$25,220
FHLB and other bank stock	78	78
Loans and leases receivable	635	6,043
Other assets	42,892	7,385
Investment in bank subsidiaries	533,654	378,005
Total assets	$608,621	$416,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable, net	93,569	82,320
Accrued expenses and other liabilities	11,463	9,542
Stockholders’ equity	503,589	324,869
Total liabilities and stockholders’ equity	$608,621	$416,731
Condensed Statements of Operations

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Income
Dividends from subsidiary	$—	$—	$—
Interest income on loans	361	159	—
Interest income on deposits in other financial institutions	—	—	104
Gain on sale of loans	209	—	—
Other operating income	8	5	—
Total income	578	164	104
Expenses
Interest expense for notes payable	7,861	6,941	2,162
Other operating expense	12,478	14,015	8,010
Total expenses	20,339	20,956	10,172
Income (loss) before income taxes and equity in undistributed earnings of bank subsidiary	(19,761)	(20,792)	(10,068)
Income tax expense (benefit)	(18,226)	20	(458)
Income (loss) before equity in undistributed earnings of bank subsidiary	(1,535)	(20,812)	(9,610)
Equity in undistributed earnings of bank subsidiary	31,853	20,891	15,606
Net income	$30,318	$79	$5,996

Condensed Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$30,318	$79	$5,996
Adjustments to reconcile net income to net cash used in operating activities
Equity in undistributed earnings of bank subsidiary	(31,853)	(20,891)	(15,606)
Stock option compensation expense	260	121	148
Stock award compensation expense	1,824	806	75
Stock appreciation right expense	1,889	1,072	1,039
Amortization of debt	686	385	135
Net gain on sale of loans	(209)	—	—
Amortization of premiums and discounts on purchased loans	(298)	—	—
Deferred income tax (benefit) expense	(1,298)	—	—
Net change in other assets and liabilities	(26,471)	8,601	3,725
Net cash used in operating activities	(25,152)	(9,827)	(4,488)
Cash flows from investing activities:
Loan purchases from bank and principal collections, net	568	(6,043)	—
Proceeds from principal repayments of securities available-for-sale	—	—	1,813
Proceeds from sale of loans held for investment	5,347	—	—
Capital contribution to bank subsidiary	(127,000)	(81,000)	(4,750)
Capital contribution to non-bank subsidiary	—	(100)	—
Investment in acquired business	—	(29,465)	(53,182)
Net cash used in investing activities	(121,085)	(116,608)	(56,119)
Cash flows from financing activities:
Net proceeds from debt issuance	—	—	81,800
Net proceeds from issuance of tangible equity units	64,959	—	—
Net proceeds from issuance of common stock	103,656	67,792	—
Net proceeds from issuance of preferred stock	—	37,943	(7)
Payment of Amortizing Debt	(2,157)	—	—
Purchase of treasury stock	(280)	(5,005)	(565)
Proceeds from exercise of stock options	993	540	—
Tax expense from restricted stock vesting	—	—	(17)
Dividends paid on stock appreciation rights	(471)	—	—
Dividends paid on common stock	(10,669)	(6,736)	(4,656)
Dividends paid on preferred stock	(3,652)	(2,185)	(1,359)
Net cash provided by financing activities	152,379	92,349	75,196
Net change in cash and cash equivalents	6,142	(34,086)	14,589
Cash and cash equivalents at beginning of year	25,220	59,306	44,717
Cash and cash equivalents at end of year	$31,362	$25,220	$59,306

NOTE 24 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table presents the unaudited quarterly results for the periods indicated:

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	($ in thousands, except per share data)
2014
Interest income	$42,776	$43,634	$46,649	$55,080
Interest expense	7,591	8,059	8,463	8,749
Net interest income	35,185	35,575	38,186	46,331
Provision for loan losses	1,929	2,108	2,780	4,159
Noninterest income	25,278	35,372	44,098	40,889
Noninterest expense	57,768	60,465	67,557	78,371
Income before income tax	766	8,374	11,947	4,690
Income tax expense (benefit)	9	253	721	(5,524)
Net income	757	8,121	11,226	10,214
Dividends on preferred stock	910	910	910	910
Net income (loss) available to common stockholders	$(153)	$7,211	$10,316	$9,304
Basic earnings (loss) per common share	$(0.01)	$0.27	$0.31	$0.25
Diluted earnings (loss) per common share	$(0.01)	$0.27	$0.30	$0.25
Basic earnings (loss) per class B common share	$(0.01)	$0.27	$0.31	$0.25
Diluted earnings (loss) per class B common share	$(0.01)	$0.25	$0.31	$0.25
2013
Interest income	$19,168	$26,741	$33,846	$40,756
Interest expense	3,809	5,116	6,903	7,454
Net interest income	15,359	21,625	26,943	33,302
Provision for loan losses	2,168	1,918	2,109	1,768
Noninterest income	17,928	26,072	18,226	34,517
Noninterest expense	29,558	39,594	52,304	57,214
Income (loss) before income tax	1,561	6,185	(9,244)	8,837
Income tax expense (benefit)	632	1,822	(710)	5,516
Net income (loss)	929	4,363	(8,534)	3,321
Dividends on preferred stock	288	—	946	951
Net income (loss) available to common stockholders	$641	$4,363	$(9,480)	$2,370
Basic earnings (loss) per common share	$0.05	$0.36	$(0.53)	$0.13
Diluted earnings (loss) per common share	$0.05	$0.36	$(0.53)	$0.12
Basic earnings (loss) per class B common share	$0.05	$0.36	$(0.53)	$0.13
Diluted earnings (loss) per class B common share	$0.05	$0.36	$(0.53)	$0.13

NOTE 25 – RELATED-PARTY TRANSACTIONS
The Bank has granted loans to certain officers and directors and their related interests. Loans outstanding to officers and directors and their related interests amounted to $200 thousand and $748 thousand at December 31, 2014 and 2013, respectively, each of which were performing in accordance with their respective terms. These loans are made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. The Bank has an Employee Loan Program (the Program) which offers executive officers, directors and principal stockholders that meet the eligibility requirements the opportunity to participate on the same terms as employees generally, provided that any loan to an executive officer, director or principal stockholder must be approved by the Bank’s Board of Directors. The sole benefit provided under the Program is a reduction in loan fees.
Deposits from principal officers, directors, and their related interests amounted to $4.5 million and $10.5 million at December 31, 2014 and 2013, respectively.
Transactions Involving Steven A. Sugarman. The following is a description of transactions involving the Company and certain entities affiliated with or relatives of Steven A. Sugarman, President and Chief Executive Officer of the Company and the Bank and a member of the Board of Directors of the Company and the Bank.
The Palisades Group Lease Payment Reimbursements. The Company acquired its subsidiary, The Palisades Group, LLC (The Palisades Group) on September 10, 2013, at which time Palisades occupied premises in Santa Monica, California leased by COR Securities Holding, Inc. (CORSHI), of which Mr. Sugarman is the Chief Executive Officer as well as a stockholder (both directly and indirectly). In light of the benefit received by The Palisades Group of its occupancy of the Santa Monica premises, the non-interested directors of the Company’s Board ratified reimbursement to CORSHI for rental payments made for the Santa Monica premises for the period commencing September 16, 2013 through the last date The Palisades Group occupies the premises. The Palisades Group negotiated with an unaffiliated third party a lease for new premises and occupied those premises on June 27, 2014. On the same date, The Palisades Group vacated the Santa Monica CORSHI premises.
The aggregate rent payments reimbursed to CORSHI from September 16, 2013 through December 30, 2013 were $39,972 comprised of: (i) $5,661, the pro-rated base rent amount for the partial month of September 2013; (ii) $11,324 per month in base rent for the months of October and November 2013; and (iii) $11,663 per month in base rent for the month of December 2013.
Regarding the security deposit for the premises, after The Palisades Group occupied the CORSHI premises, the Company reimbursed CORSHI relating to a security deposit amount for the premises of $33,844. The Company received reimbursement of this security deposit amount from The Palisades Group. For the months of January 1, 2014 through June 27, 2014, CORSHI granted The Palisades Group a rent abatement equal to the $33,844 security deposit and combined with additional payments, The Palisades Group paid leasing costs totaling $57,616 to CORSHI for that same time period. The Board’s Compensation, Nominating and Corporate Governance Committees have monitored all the reimbursement costs reviewed the aggregate reimbursement costs.
The Palisades Group Consulting Agreement. As discussed above, the Company acquired its subsidiary, The Palisades Group, on September 16, 2013. Effective July 1, 2013, The Palisades Group entered into a consulting agreement with Jason Sugarman, Mr. Sugarman’s brother. Jason Sugarman provides advisory services to financial institutions and other institutional clients related to investments in residential mortgages, real estate and real estate related assets and The Palisades Group entered into the agreement with Jason Sugarman to provide these types of consulting services. The consulting agreement is for a term of 5 years, with a minimum payment of $30,000 owed at the end of each quarter for consulting services Jason Sugarman has provided The Palisades Group. There is also the potential for additional bonus payments based on the nature of work performed and the financial results of The Palisades Group. The aggregate amount of identified payments that will be paid by The Palisades Group to Jason Sugarman under the five-year term of the consulting agreement will exceed $600,000 as that is the minimum amount owed under the agreement, but does not include any bonuses that may be earned under the agreement. For the year ended December 31, 2013 and the year ended December 31, 2014, base and bonus amounts earned by Jason Sugarman under the consulting agreement totaled $120,662 and $1,240,000, respectively. The bonus amount paid to Jason Sugarman for 2014 will be credited in satisfaction and full discharge of all currently accrued but unpaid, and further quarterly payments specified under the consulting agreement, but not against any future discretionary incentive compensation payments. The consulting agreement may be terminated at any time by either The Palisades Group or Jason Sugarman upon 30 days prior written notice. The consulting agreement with Jason Sugarman was reviewed as a related party transaction and approved by the Compensation, Nominating and Corporate Governance Committee and approved by the disinterested directors of the Board.

St. Cloud Investment. Based on a Schedule 13-G amendment filed with the Securities and Exchange Commission on February 14, 2012, St. Cloud Capital, LLC (St. Cloud) holds 700,538 shares of the Company’s Voting Common Stock. On November 24, 2014, the Bank invested as a limited partner in an affiliate of St. Cloud. The affiliate is St. Cloud Capital Partners III SBIC, LP (the Partnership), which applied for a license granted by the U.S. Small Business Administration to operate as a debenture Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958 and the regulations promulgated thereunder. The Community Reinvestment Act of 1977 expressly identifies an investment by a bank in an SBIC as a type of investment that is presumed by the regulatory agencies to promote economic development.
The Boards of Directors of the Company and the Bank approved the Bank’s investment. The Bank has agreed to invest a minimum of $5 million, but up to $7.5 million as long as the Bank’s limited partnership interest in the Partnership remains under 9.9 percent.
Other affiliated funds of St. Cloud have previously invested in COR Securities Holdings, Inc., of which Mr. Sugarman is the Chief Executive Officer as well as a stockholder (both directly and indirectly). St. Cloud Capital Partners III SBIC, LP has provided oral representations to the Bank that the Partnership will not make any investments in COR Securities Holdings, Inc.
CS Financial Acquisition. Certain relatives and entities affiliated with Mr. Sugarman received benefits as part of the CS Financial acquisition described in detail below under “—Transactions Involving Jeffrey T. Seabold.”
Transactions Involving Jeffrey T. Seabold. The following is a description of transactions involving the Company and certain entities affiliated with Jeffrey T. Seabold, who currently is employed as Executive Vice President, Chief Lending Officer of the Bank and previously served as a director of the Company and the Bank.
CS Financial Acquisition. Effective October 31, 2013, the Company acquired CS Financial Inc. (CS Financial), a California corporation and Southern California-based mortgage banking firm controlled by Jeffrey T. Seabold and in which certain relatives and entities affiliated with Mr. Sugarman also owned certain minority, non-controlling interests. The following is a description of the transaction.
CS Financial Services Agreement. On December 27, 2012, the Company entered into a Management Services Agreement (Services Agreement) with CS Financial. On December 27, 2012, Mr. Seabold was then a member of the Board of Directors of each of the Company and the Bank. Under the Services Agreement, CS Financial agreed to provide the Bank such reasonably requested financial analysis, management consulting, knowledge sharing, training services and general advisory services as the Bank and CS Financial mutually agreed upon with respect to the Bank’s residential mortgage lending business, including strategic plans and business objectives, compliance function, monitoring, reporting and related systems, and policies and procedures, at a monthly fee of $100,000. The Services Agreement was recommended by disinterested members of management of the Bank and negotiated and approved by special committees of the Board of Directors of each of the Company and the Bank (Special Committees), comprised exclusively of independent, disinterested directors of the Boards. Each of the Boards of Directors of the Bank and the Company also considered and approved the Services Agreement, upon the recommendation of the Special Committees.
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
Merger Agreement. After exercise of the CS Call Option as described above, the Company and the Bank entered into an Agreement and Plan of Merger (Merger Agreement) with CS Financial, the stockholders of CS Financial (Sellers) and Mr. Seabold, as the Sellers’ Representative, and completed its acquisition of CS Financial on October 31, 2013.
Subject to the terms and conditions set forth in the Merger Agreement, which was approved by the Board of Directors of each of the Company, the Bank and CS Financial, at the effective time of the Merger, the outstanding shares of common stock of CS Financial were converted into the right to receive in the aggregate: (1) upon the closing of the Merger, (a) 173,791 shares (Closing Date Shares) of voting common stock, par value $0.01 per share, of the Company (Voting Common Stock), and (b) $1,500,000 in cash and $3,150,000 in the form of a noninterest-bearing note issued by the Company to Mr. Seabold that was due and paid by the Company on January 2, 2014; and (2) upon the achievement of certain performance targets by the Bank’s lending activities following the closing of the Merger that are set forth in the Merger Agreement, up to 92,781 shares (Performance Shares) of Voting Common Stock ((1) and (2), together, Merger Consideration).
Seller Stock Consideration. The Sellers under the Merger Agreement included Mr. Seabold, and the following relatives of Mr. Sugarman, Jason Sugarman (brother), Elizabeth Sugarman (sister-in-law), and Michael Sugarman (father), who each owned minority, non-controlling interests in CS Financial.
Upon the closing of the Merger and pursuant to the terms of the Merger Agreement, the aggregate shares of Voting Common Stock issued as the consideration to the Sellers was 173,791 shares, which was allocated by the Sellers and issued as follows: (i) 103,663 shares to Mr. Seabold: (ii) 16,140 shares to Jason Sugarman; (iii) 16,140 shares to Elizabeth Sugarman; (iv) 3,228 shares to Michael Sugarman; and (v) 34,620 shares to certain employees of CS Financial. Of the 103,663 shares to be issued to Mr. Seabold, as allowed under the Merger Agreement and in consideration of repayment of a certain debt incurred by CS Financial owed to an entity controlled by Elizabeth Sugarman, Mr. Seabold requested the Company to issue all 103,663 shares directly to Elizabeth Sugarman, and such shares were so issued by the Company to Elizabeth Sugarman.
On October 31, 2014, a certain portion of the Performance Shares were issued as follows: (i) 28,545 shares to Mr. Seabold; (ii) 1,082 shares to Jason Sugarman; (iii) 1,082 shares to Elizabeth Sugarman; and (iv) 216 shares to Michael Sugarman.
Approval of the CS Call Option, Merger Agreement and Merger. All decisions and actions with respect to the exercise of the CS Agreement Option, the Merger Agreement and the Merger (including without limitation the determination of the Merger Consideration and the other material terms of the Merger Agreement) were subject to under the purview and authority of special committees of the Board of Directors of each of the Company and the Bank, each of which was composed exclusively of independent, disinterested directors of the Boards of Directors, with the assistance of outside financial and legal advisors. Mr. Sugarman abstained from the vote of each of the Boards of Directors of the Company and the Bank to approve the Merger Agreement and the Merger.
Transaction Involving Halle Benett. On May 21, 2014, the Company issued 5,150,000 shares of its Voting Common Stock in an underwritten public offering and 772,500 shares of Voting Common Stock upon the exercise in full by the underwriters of the underwritten public offering of their 30-day over-allotment option. Halle Benett, a director of the Company and the Bank, became employed on April 1, 2014 as a Managing Director and Co-head of the Diversified Financials Group at Keefe, Bruyette & Woods, Inc., a Stifel company. Mr. Benett, who became a director of the Bank on January 28, 2014, was elected to the Board of Directors of the Company on May 15, 2014. On May 15, 2014, the Company entered into an underwriting agreement pursuant to which Keefe, Bruyette & Woods, Inc., acted as one of the underwriters of the public offering and received gross underwriting fees and commissions from the Company of approximately $520,644 for its services as an underwriter (less expenses, the amount was $481,166).
Transaction Involving Former Chairman Timothy R. Chrisman. On May 15, 2014, the disinterested members of the Board of Directors of the Company approved a strategic advisor agreement with Chrisman & Co. pursuant to which Chrisman & Co. would provide strategic advisory services for the Company. Mr. Chrisman, who retired from the Company Board on May 15, 2014 upon the expiration of the term of his directorship after the Company’s 2014 Annual Meeting of Stockholders, is the Chief Executive Officer and founding principal of Chrisman & Co. The initial term of the strategic advisor agreement is for a period of one year and, thereafter, the agreement may be extended on a month-to-month basis. For services performed during the initial term, a fixed annual advisory fee of $200,000 was paid to Chrisman & Co. during 2014.
Transactions with Greater Than 5 Percent Stockholders Who are Not Executive Officers
Exchange Agreement with TCW Shared Opportunity Fund V, L.P. and its Assignees. TCW Shared Opportunity Fund V, L.P. (SHOP V Fund), an affiliate of The TCW Group, Inc., initially became a holder of the Company’s Voting Common Stock and non-voting common stock (Non-Voting Common Stock) as a lead investor in the November 2010 recapitalization of the Company (the Recapitalization). In connection with its investment in the Recapitalization, SHOP V Fund also was issued by the Company an immediately exercisable five-year warrant (the SHOP V Fund Warrant) to purchase 240,000 shares of Non-Voting Common Stock or, to the extent provided therein, shares of Voting Common Stock in lieu of Non-Voting Common Stock. SHOP V Fund was issued shares of Non-Voting Common Stock in the Recapitalization because at that time, a controlling interest in TCW Asset Management Company, the investment manager to SHOP V Fund, was held by a foreign banking organization, and in order to prevent SHOP V Fund from being considered a bank holding company under the Bank Holding Company Act of 1956, as amended, the number of shares of Voting Common Stock it purchased in the Recapitalization had to be limited to 4.99 percent of the total number of shares of Voting Common Stock outstanding immediately following the Recapitalization. For the same reason, the SHOP V Fund Warrant could be exercised by SHOP V Fund for Voting Common Stock in lieu of Non-Voting Common Stock only to the extent SHOP V Fund’s percentage ownership of the Voting Common Stock at the time of exercise would be less than 4.99 percent as a result of dilution occurring from additional issuances of Voting Common Stock subsequent to the Recapitalization.
In 2013, the foreign banking organization sold its controlling interest in TCW Asset Management Company, eliminating the need to limit SHOP V Fund’s percentage ownership of the Voting Common Stock to 4.99 percent. As a result, on May 29, 2013, the Company and SHOP V Fund entered into a Common Stock Share Exchange Agreement, dated May 29, 2013 (Exchange Agreement), pursuant to which SHOP V Fund may from time to time exchange its shares of Non-Voting Common Stock for shares of Voting Common Stock issued by the Company on a share-for-share basis, provided that immediately following any such exchange, SHOP V Fund’s percentage ownership of Voting Common Stock does not exceed 9.99 percent. The shares of Non-Voting Common Stock that may be exchanged by SHOP V Fund pursuant to the Exchange Agreement include the shares of Non-Voting Common Stock it purchased in the Recapitalization, the additional shares of Non-Voting Common Stock SHOP V Fund acquired subsequent to the Recapitalization (and may in the future acquire) pursuant to the Company’s Dividend Reinvestment Plan and any additional shares of Non-Voting Common Stock that SHOP V Fund acquires pursuant to its exercise of the SHOP V Fund Warrant.
On December 10, 2014, SHOP V Fund and two affiliated entities, Crescent Special Situations Fund Legacy V, L.P. (CSSF Legacy V) and Crescent Special Situations Fund Investor Group, L.P. (CSSF Investor Group), entered into a Contribution, Distribution and Sale Agreement pursuant to which SHOP V Fund agreed to transfer shares of Non-Voting Common Stock and portions of the SHOP V Fund Warrant to CSSF Legacy V and CSSF Investor Group. Also on December 10, 2014, SHOP V Fund, CSSF Legacy V, CSSF Investor Group and the Company entered into an Assignment and Assumption Agreement pursuant to which all of SHOP V Fund’s rights and obligations under the Exchange Agreement with respect to the shares of Non-Voting Common Stock transferred by it to CSSF Legacy V and CSSF Investor Group pursuant to the Contribution, Distribution and Sale Agreement were assigned to CSSF Legacy V and CSSF Investor Group, including the right of SHOP V Fund to exchange such shares for shares of Voting Common Stock on a one-for-one basis.
On June 3, 2013, January 5, 2015, and January 20, 2015, SHOP V Fund or CSSF Legacy V or CSSF Investor Group exchanged 550,000 shares, 522,564 shares and 86,620 shares, respectively, of Non-Voting Common Stock for the same number of shares of Voting Common Stock. As a result of these exchanges, the Company believes that as of February 27, 2015 The TCW Group, Inc. and its affiliates held 1,687,646 shares of Voting Common Stock and 934 shares of Non-Voting Common Stock, plus the SHOP V Fund Warrant under which up to 240,000 shares of Non-Voting Common Stock may be issued upon exercise and may thereafter be exchanged for shares of Voting Common Stock pursuant to the Exchange Agreement.
Securities Purchase Agreement with Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. As reported in a Schedule 13-D amendment filed on November 10, 2014 with the SEC, Patriot Financial Partners, L.P and Patriot Financial Partners Parallel, L.P. (Patriot) hold 3,100,564 shares of the Company’s Voting Common Stock. As previously disclosed, on April 22, 2014, the Company entered into a Securities Purchase Agreement (SPA) with Patriot to raise a portion of the capital to be used to finance the previously announced acquisition of select assets and assumption of certain liabilities comprising BPNA’S network of 20 California branches by the Bank. The SPA with Patriot was due to expire by its terms at the end of the day on October 31, 2014. Prior to such expiration, the Company and Patriot Financial Partners, L.P., Patriot Financial Partners Parallel, L.P., Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P. (together referred to as Patriot Partners) entered into a Securities Purchase Agreement, dated as of October 30, 2014 (New SPA). Pursuant to the New SPA, concurrently with the Bank's BPNA Branch Acquisition, which closed on November 8, 2014, Patriot Partners simultaneously purchased from the Company (i) 1,076,000 shares of its voting common stock at a price of $9.78 per share and (ii) 824,000 shares of its voting common stock at a price of $11.55 per share, for an aggregate purchase price of $20,040,480. In consideration for Patriot’s commitment under the New SPA and pursuant the terms of the New SPA, on that same date concurrently with the closing of the sale of shares, the Company paid Patriot an equity support payment of $538,000 and also reimbursed Patriot $100,000 in out-of-pocket expenses.
Agreement with Oaktree Capital Management. As reported in a Schedule 13-G filed with the SEC on January 16, 2015, OCM BOCA Investor, LLC (OCM), an affiliate of Oaktree Capital Management, L.P., owns 3,288,947 shares of the Company’s Voting Common Stock. OCM purchased these 3,288,947 shares of Voting Common Stock (representing 9.9 percent of total shares outstanding as of the dates set forth in the Schedule 13-G) from the Company on November 7, 2014 at a price of $9.78 per share pursuant to a securities purchase agreement entered into on April 22, 2014 (and amended on October 28, 2014) to raise a portion of the capital needed for the BPNA Branch Acquisition, which was completed on November 8, 2014. In consideration for its commitment under the securities purchase agreement, OCM was paid at closing an equity support payment from the Company of $1.6 million.
Before OCM became a stockholder, The Palisades Group, and certain affiliates of Oaktree Capital Management, L.P. (collectively, the Oaktree Funds), entered into a management agreement, effective as of January 30, 2014 (Management Agreement), pursuant to which The Palisades Group serves as the credit manager of pools of single family residential mortgage loans held in securitization trusts or other vehicles beneficially owned by the Oaktree Funds. The Palisades Group is paid a monthly management fee primarily based on the amount of certain designated pool assets and may earn additional fees for advice related to financing opportunities. Payments under the Management Agreement to The Palisades Group during 2014 totaled $5.3 million, which in some instances represents fees for partial year services. In addition, in the future and from time to time we may enter into lending transactions with portfolio companies of investment funds managed by Oaktree Capital Management, L.P.
NOTE 26 – SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events occurred during such period that would require disclosure in this report or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2014.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of December 31, 2014 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
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
Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework (1992).
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP (KPMG), an independent registered public accounting firm, as stated in their report entitled "Report of Independent Registered Public Accounting Firm" which appears herein under "Item 8. Financial Statements and Supplementary Data."
Changes in Internal Control Over Financial Reporting.
During the three months ended December 31, 2014, we completed our remediation efforts related to certain control deficiencies that, during 2013, when aggregated could have resulted in a material misstatement of our consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, the Company concluded these control deficiencies resulted in a material weakness. The material weakness did not result in any material misstatement of the Company’s financial statements and disclosures for the years ended December 31, 2013, 2012, and 2011.
As a result of the completed remediation efforts described below, there were improvements in internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no other changes in internal control over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In connection with the preparation of annual and quarterly financial statements, the Company’s management is responsible for evaluating its internal controls and procedures. This evaluation includes an assessment of the Company’s internal control over financial reporting, which are designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. In connection with the audit of year-end financial statements, the Company’s independent registered public accounting firm, KPMG LLP (KPMG), is responsible for auditing both (i) the financial statements to obtain reasonable assurance about whether they are free of material misstatement, and (ii) the effectiveness of the Company’s internal control over financial reporting.
During 2014, immaterial errors related to prior periods were identified that indicated certain deficiencies existed in the Company’s internal control over financial reporting. Specifically, during 2013, financial reporting resources did not sufficiently complete certain account level reviews that presented a low potential risk of material error to the Company’s financial reporting, to ensure that the possibility that the aggregation of all potential errors in these accounts, which were more than remote, could not result in a material misstatement.
The Company has concluded that in 2013 these deficiencies when aggregated could have resulted in a material misstatement of the consolidated financial statements that would not have been prevented or detected on a timely basis, and as such, these control deficiencies resulted in a material weakness.
Remediation Actions. In response to this material weakness, the Company implemented remediation actions during 2014 that included:

•
Appointing Robert Sznewajs as the new Audit Committee chairman and Ronald Nicolas as the Chief Financial Officer of the Bank, as well as hiring additional accounting and finance resources and professionals, including a new Chief Accounting Officer in March 2014, a new Controller in March 2014, and a Director of Accounting Policy in May 2014, together with other new hires in the accounting and finance departments;

•	Designing new controls around the review and analysis of the allowance for loan and lease losses (ALLL) including the addition of a new Credit Risk Analytics team to oversee the ALLL process;

•	Implementing a new automated accounting software platform for stock-based compensation that eliminates the reliance on manual review of significant spreadsheets;

•	Establishing a Sarbanes-Oxley Act steering committee that meets bi-weekly with the participation of the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer;

•
Enhancing the review and controls around the development and analysis of the repurchase reserve including the hiring of new staff and the cross-department review and coordination of key inputs and data gathering; and

•Hiring an internal model validation expert in the risk management group.
The Company and its Board of Directors are committed to maintaining a strong internal control environment and the focus of the above actions was to remediate the control deficiencies. In addition, we believe that these actions strengthened our overall control environment.
Management has determined that the remediation actions discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable the Company to conclude that the material weakness regarding its internal controls had been remediated as of December 31, 2014.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Banc of California, Inc.:
We have audited Banc of California, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Banc of California, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Banc of California, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Banc of California, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP
Irvine, California
March 16, 2015

Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers. The information concerning directors and executive officers of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
Audit Committee Financial Expert. Information concerning the audit committee of the Company’s Board of Directors required by this item, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.
Code of Ethics. The Company adopted a written Code of Business Conduct and Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act. The Code of Business Conduct and Ethics applies to all of the Company’s directors, officers and employees. On October 28, 2014, the Company adopted a revised Code of Business Conduct and Ethics (Code), to enhance the Company's governance, including among other things by: (i) adding a requirement that all members of the Board annually agree to adhere to the Code; (ii) expanding the definition of the "Confidential Information"; and (iii) limiting certain financial arrangements to which directors may be party. A full text of the Code is available on the Company’s website at www.bancofcal.com, by clicking "Investors" and then "Governance Documents."
Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
Nomination Procedures. There have been changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors, including, among others, (i) additional disclosure requirements by stockholders proposing business or submitting nominees at annual or special meetings of stockholders and (ii),changes made to the advance-notice period for stockholder proposals and nominations, (a) first modified on October 28, 2014 from 90-120 days prior to the first anniversary of the preceding year’s annual meeting to 120-150 days prior to the first anniversary of the preceding year’s annual meeting and (b) most recently modified on February 24, 2015 from 120-150 days prior to the first anniversary of the preceding year’s annual meeting to 150-180 days prior to the first anniversary of the preceding year’s annual meeting. The complete nomination procedure is set forth in the Company’s Third Amended and Restated Bylaws, a copy of which was filed as an exhibit to the Company's Current Report on Form 8-K filed on March 2, 2015.
Item 11. Executive Compensation
The information concerning compensation and other matters required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, except for information contained under the headings “Compensation Committee report on Executive Compensation” a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
The following table summarizes our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of Securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,849,464	$11.62	540,606	(1)
Equity compensation plans not approved by security holders	—	$—	—

(1)
The 2013 Omnibus Stock Incentive Plan provides that the aggregate number of shares of Company common stock that may be subject to awards under the 2013 Omnibus Stock Incentive Plan will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of December 31, 2014, based on the number of shares then-registered for issuance under the 2013 Omnibus Plan, 540,606 shares were available for future awards under the 2013 Omnibus Plan.

(2)	The exercise price of included warrants to purchase 1,395,000 shares of non-voting common stock is subject to certain adjustments.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.
Item 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders, a copy of such will be filed no later than 120 days after the close of the fiscal year.

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
(a)(4)

2.3	Agreement and Plan of Merger, dated as of August 30, 2011, by and between the Registrant and Beach Business Bank, as amended by Amendment No. 1thereto dated as of October 31, 2011	(b)

2.4	Agreement and Plan of Merger, dated as of August 21, 2012, by and among First PacTrust Bancorp, Inc., Beach Business Bank and The Private Bank of California	(c)

2.5	Amendment No. 1, dated as of May 5, 2013, to Agreement and Plan of Merger, dated as of August 21, 2012, by and among the Registrant, Beach Business Bank and The Private Bank of California	(x)

2.6
Agreement and Plan of Merger, dated as of October 25, 2013, by and among the Registrant, Banc of California, National Association, CS Financial, Inc., the Sellers named therein and the Sellers’ Representative named therein
(y)

2.7	Purchase and Assumption Agreement, dated as of April 22, 2014, by and between Banco Popular North America and Banc of California, National Association	(aa)

3.1	Articles of Incorporation of the Registrant	(d)

3.2	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(e)

3.3	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(f)

3.4	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(g)

3.5	Articles of Amendment to Articles Supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(h)

3.6	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 8.00% Non-Cumulative Perpetual Preferred Stock, Series C	(o)

3.7	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series B	(p)

3.8	Articles of Amendment to the Charter of the Registrant changing the Registrant’s name	(q)

3.9	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(bb)

3.10	Bylaws of the Registrant	(ii)

4.1	Warrant to purchase up to 240,000 shares of the Registrant common stock originally issued on November 1, 2010	(g)

4.2	Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010	(g)

4.3	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(l)

4.4
Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50% Senior Notes due April 15, 2020 and form of 7.50% Senior Notes due April 15, 2020
(l)

4.5	Deposit Agreement, dated as of June 12, 2013, among the Registrant, Registrar and Transfer Company, as Depositary and the holders from time to time of the depositary receipts described therein	(o)

4.6	Purchase Contract Agreement, dated May 21, 2014, between the Company and U.S. Bank National Association	(ee)

4.7	Indenture, dated May 21, 2014, between the Company and U.S. Bank National Association	(ee)

4.8	First Supplemental Indenture, dated May 21, 2014, between the Company and U.S. Bank National Association	(ee)

10.1	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven Sugarman	(i)

10.1A	Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	(i)

10.1B	Amendment dated December 13, 2013 to Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	(ff)

10.1C	Letter Agreement, dated as of May 23, 2014, by and between the Registrant and Steven Sugarman, relating to Stock Appreciation Rights issued with respect to Tangible Equity Units	(gg)

10.2	Employment Agreement, dated as of September 25, 2012, by and among the Registrant, Pacific Trust Bank and Beach Business Bank and Robert M. Franko	(i)

10.2A
Mutual Termination and Release Letter Agreement, dated September 25, 2012, relating to Executive Employment Agreement, dated June 1, 2003, between Doctors’ Bancorp, predecessor-in-interest to Beach Business Bank, and Robert M. Franko
(i)

10.3	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	(i)

10.4	Employment Agreement, dated as of November 5, 2012, by and among the Registrant and Ronald J. Nicolas, Jr.	(i)

10.5	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	(cc)

10.6	Registrant’s 2011 Omnibus Incentive Plan	(j)

10.7A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(m)

10.7B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(m)

10.7C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(m)

10.8	Registrant’s 2003 Stock Option and Incentive Plan	(k)

10.9	Registrant’s 2003 Recognition and Retention Plan	(k)

10.10	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between the Registrant and the Secretary of the United States Treasury	(f)

10.11	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(n)

10.12	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey Seabold	(z)

10.13	Registrant’s 2013 Omnibus Stock Incentive Plan	(r)

10.13A	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	(dd)

10.13E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	(dd)

10.13F	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(gg)

10.13G	Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(gg)

10.14	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Offices, dated as of May 31, 2013, between Pacific Trust Bank and AmericanWest Bank	(t)

10.15	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	(u)

10.15A
Assignment and Assumption Agreement, dated as of December 10, 2014, by and among Crescent Special Situations Fund (Investor Group), L.P., Crescent Special Situations Fund (Legacy V), L.P., TCW Shared Opportunity Fund V, L.P. and the Registrant.
		10.15A

10.16	Purchase and Sale Agreement and Escrow Instructions, dated as of July 24, 2013, by and between the Registrant and Memorial Health Services	(v)

10.17	Assumption Agreement, dated as of July 1, 2013, by and between the Registrant and The Private Bank of California	(w)

10.18	Securities Purchase Agreement, dated as of April 22, 2014, by and between the Registrant and OCM BOCA Investor, LLC	(aa)

10.18A	Acknowledgment and Amendment to Securities Purchase Agreement, dated as of October 28, 2014 by and between Banc of California, Inc. and OCM BOCA Investor, LLC.	(hh)

10.19
Securities Purchase Agreement, dated as of October 30, 2014, by and among the Registrant, Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel L.P., Patriot Financial Partners II, L.P., and Patriot Financial Partners Parallel II, L.P.
		(hh)

11.0	Statement regarding computation of per share earnings	(jj)

12.0	Statement regarding ratio of earnings to combined fixed charges	12.0

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	21.0

22.0	Published report regarding matters submitted to vote of security holders	None

23.0	Consent of KPMG LLP	23.0

24.0	Power of Attorney	(kk)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)	31.2

31.3	Rule 13a-14(a) Certification (Chief Accounting Officer)	31.3

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.

(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference.

(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.

(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.

(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.

(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference.

(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.

(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference.

(i)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(j)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(k)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(l)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(m)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(n)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.

(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 17, 2013 and incorporated herein by reference.

(r)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(s)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.

(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.

(w)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(x)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference.

(y)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(z)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(aa)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference.

(cc)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(dd)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(ee)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(ff)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(gg)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(hh)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

(ii)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 2, 2015 and incorporated herein by reference.

(jj)	Refer to Note 20 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(kk)	Included on signatory pages of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and hereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date: March 16, 2015	/s/ Steven A. Sugarman
Steven A. Sugarman
Chairman/President/Chief Executive Officer
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

Date: March 16, 2015	/s/ Steven A. Sugarman
Steven A. Sugarman
Chairman/President/Chief Executive Officer

Date: March 16, 2015	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Executive Vice President/Chief Financial Officer

Date: March 16, 2015	/s/ Nathan Duda
Nathan Duda
Senior Vice President/Chief Accounting Officer

Date: March 16, 2015
Chad T. Brownstein, Director

Date: March 16, 2015	/s/ Robert Sznewajs
Robert Sznewajs, Director

Date: March 16, 2015	/s/ Eric Holoman
Eric Holoman, Director

Date: March 16, 2015	/s/ Jeffrey Karish
Jeffrey Karish, Director

Date: March 16, 2015	/s/ Jonah Schnel
Jonah Schnel, Director

Date: March 16, 2015	/s/ Halle Benett
Halle Benett, Director