Form 10-Q
period 2015-03-31
BANC OF CALIFORNIA, INC.
filed 2015-05-08
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
(855) 361-2262
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
As of April 30, 2015, the registrant had outstanding 35,610,318 shares of voting common stock and 11 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
March 31, 2015

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

vi.	the quality and composition of our securities portfolio;

vii.	changes in general economic conditions, either nationally or in our market areas, or financial markets;

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

xxvi.
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

The Company undertakes no obligation to update any such statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made, except as required by law.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$14,004	$14,364
Interest-bearing deposits	251,398	216,835
Total cash and cash equivalents	265,402	231,199
Time deposits in financial institutions	1,900	1,900
Securities available for sale, at fair value	393,586	345,695
Loans held for sale, carried at fair value	355,746	278,749
Loans held for sale, carried at lower of cost or fair value	885,196	908,341
Loans and leases receivable, net of allowance of $29,345 at March 31, 2015 and $29,480 at December 31, 2014	3,904,370	3,919,642
Federal Home Loan Bank and other bank stock, at cost	39,844	42,241
Servicing rights, net ($21,165 and $13,135 measured at fair value at March 31, 2015 and December 31, 2014, respectively)	21,829	13,619
Servicing rights held for sale, carried at fair value	—	5,947
Accrued interest receivable	14,970	15,113
Other real estate owned, net	498	423
Premises, equipment, and capital leases, net	78,285	78,685
Bank-owned life insurance	19,154	19,095
Goodwill	31,591	31,591
Affordable housing fund investment	4,577	4,737
Deferred income tax	14,157	16,373
Other intangible assets, net	23,708	25,252
Other assets	42,542	32,695
Total Assets	$6,097,355	$5,971,297
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$749,129	$662,295
Interest-bearing deposits	4,112,863	4,009,536
Total deposits	4,861,992	4,671,831
Advances from Federal Home Loan Bank	545,000	633,000
Other borrowings	15,000	—
Notes payable, net	92,668	93,569
Reserve for loss on repurchased loans	8,432	8,303
Income taxes payable	4,488	56
Accrued expenses and other liabilities	55,615	61,223
Total liabilities	5,583,195	5,467,982
Commitments and contingent liabilities
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized:
Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 32,000 shares authorized, 32,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	31,934	31,934
Series B, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 10,000 shares authorized, 10,000 shares issued and outstanding at March 31, 2015 and December 31, 2014	10,000	10,000
Series C, 8.00% non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 40,250 shares authorized, 40,250 shares issued and outstanding at March 31, 2015 and December 31, 2014	37,943	37,943
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 36,702,222 shares issued and 35,063,199 shares outstanding at March 31, 2015; 35,829,763 shares issued and 34,190,740 shares outstanding at December 31, 2014	367	358
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 11 shares issued and outstanding at March 31, 2015 and 609,195 shares issued and outstanding at December 31, 2014	—	6
Additional paid-in capital	424,636	422,910
Retained earnings	36,880	29,589
Treasury stock, at cost (1,639,023 shares of common stock at March 31, 2015 and December 31, 2014)	(29,798)	(29,798)
Accumulated other comprehensive income, net	2,198	373
Total stockholders’ equity	514,160	503,315
Total liabilities and stockholders’ equity	$6,097,355	$5,971,297
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest and dividend income
Loans, including fees	$58,155	$41,530
Securities	1,927	924
Dividends and other interest-earning assets	698	322
Total interest and dividend income	60,780	42,776
Interest expense
Deposits	6,361	5,735
Federal Home Loan Bank advances	353	100
Notes payable and other interest-bearing liabilities	2,069	1,756
Total interest expense	8,783	7,591
Net interest income	51,997	35,185
Provision for loan and lease losses	—	1,929
Net interest income after provision for loan and lease losses	51,997	33,256
Noninterest income
Customer service fees	910	253
Loan servicing (loss) income	(442)	1,253
Income from bank owned life insurance	59	47
Net (loss) gain on sale of securities available for sale	(2)	507
Net gain on sale of loans	4,472	2,603
Net revenue on mortgage banking activities	37,933	17,324
Advisory service fees	1,197	1,110
Loan brokerage income	1,141	1,911
Other income	712	270
Total noninterest income	45,980	25,278
Noninterest expense
Salaries and employee benefits	49,771	34,681
Occupancy and equipment	9,771	8,537
Professional fees	3,435	3,865
Data processing	1,835	791
Advertising	912	1,075
Regulatory assessments	1,354	941
Loan servicing and foreclosure expense	319	175
Valuation allowance for other real estate owned	22	—
Net gain on sales of other real estate owned	(17)	—
Provision for loan repurchases	845	571
Amortization of intangible assets	1,544	939
All other expense	6,088	6,019
Total noninterest expense	75,879	57,594
Income before income taxes	22,098	940
Income tax expense	9,524	191
Net income	12,574	749
Preferred stock dividends	910	910
Net income (loss) available to common stockholders	$11,664	$(161)
Basic earnings (loss) per common share	$0.30	$(0.01)
Diluted earnings (loss) per common share	$0.29	$(0.01)
Basic earnings (loss) per class B common share	$0.30	$(0.01)
Diluted earnings (loss) per class B common share	$0.30	$(0.01)
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$12,574	$749
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities:
Unrealized gain arising during the period	1,928	1,023
Reclassification adjustment for loss (gain) included in net income	1	(507)
Total change in unrealized gain on available for sale securities	1,929	516
Unrealized loss on cash flow hedge:
Unrealized loss arising during the period	(104)	(217)
Total change in unrealized loss on cash flow hedge	(104)	(217)
Total other comprehensive income	1,825	299
Comprehensive income	$14,399	$1,048
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERSS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock			Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
	Series A	Series B	Series C	Voting	Class B Non-Voting					Total
Balance at December 31, 2013	$31,934	$10,000	$37,943	$210	$6	$256,306	$16,820	$(27,911)	$(600)	$324,708
Comprehensive income:
Net income	—	—	—	—	—	—	749	—	—	749
Other comprehensive income, net	—	—	—	—	—	—	—	—	299	299
Issuance of common stock	—	—	—	1	—	999	—	—	—	1,000
Capital raise cost	—	—	—	—	—	(50)	—	—	—	(50)
Repurchase of 7,562 shares of common stock	—	—	—	—	—	—	—	(97)	—	(97)
Exercise of stock options	—	—	—	—	—	757	—	—	—	757
Issuance of stock awards from treasury stock	—	—	—	—	—	(282)	—	282	—	—
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	208	(202)	—	—	6
Stock option compensation expense	—	—	—	—	—	99	—	—	—	99
Restricted stock compensation expense	—	—	—	—	—	824	—	—	—	824
Dividends declared ($0.12 per common share)	—	—	—	—	—	—	(2,228)	—	—	(2,228)
Preferred stock dividends	—	—	—	—	—	—	(910)	—	—	(910)
Balance at March 31, 2014	$31,934	$10,000	$37,943	$211	$6	$258,861	$14,229	$(27,726)	$(301)	$325,157
Balance at December 31, 2014	$31,934	$10,000	$37,943	$358	$6	$422,910	$29,589	$(29,798)	$373	$503,315
Comprehensive income:
Net income	—	—	—	—	—	—	12,574	—	—	12,574
Other comprehensive income, net	—	—	—	—	—	—	—	—	1,825	1,825
Issuance of common stock	—	—	—	9	(6)	(3)	—	—	—	—
Stock option compensation expense	—	—	—	—	—	123	—	—	—	123
Restricted stock compensation expense	—	—	—	—	—	1,528	—	—	—	1,528
Stock appreciation right expense	—	—	—	—	—	42	—	—	—	42
Restricted stock surrendered due to employee tax liability	—	—	—	—	—	(84)	—	—	—	(84)
Tax effect of dividends paid on unvested equity awards	—	—	—	—	—	68	—	—	—	68
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	52	(179)	—	—	(127)
Stock appreciation right dividend equivalents	—	—	—	—	—	—	(173)	—	—	(173)
Dividends declared ($0.12 per common share)	—	—	—	—	—	—	(4,021)	—	—	(4,021)
Preferred stock dividends	—	—	—	—	—	—	(910)	—	—	(910)
Balance at March 31, 2015	$31,934	$10,000	$37,943	$367	$—	$424,636	$36,880	$(29,798)	$2,198	$514,160
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$12,574	$749
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan and lease losses	—	1,929
Provision for loan repurchases	845	571
Net revenue on mortgage banking activities	(37,933)	(17,324)
Net gain on sale of loans	(4,472)	(2,603)
Net amortization (accretion) of securities	224	229
Depreciation on premises and equipment	2,182	1,562
Amortization of intangibles	1,544	939
Amortization of debt issuance cost	245	96
Stock option compensation expense	123	99
Stock award compensation expense	1,528	824
Stock appreciation right expense	42	—
Bank owned life insurance income	(59)	(47)
Net loss (gain) on sale of securities available for sale	2	(507)
Gain on sale of other real estate owned	(17)	—
Deferred income tax expense	1,191	—
Loss on sale or disposal of property and equipment	—	119
Increase in valuation allowances on other real estate owned	22	—
Repurchase of mortgage loans	(2,663)	—
Originations of loans held for sale from mortgage banking	(1,007,720)	(511,451)
Originations of other loans held for sale	(257,460)	(373,002)
Proceeds from sales of and principal collected on loans held for sale from mortgage banking	948,675	548,284
Proceeds from sales of and principal collected on other loans held for sale	282,091	93,407
Change in deferred loan (costs) fees	56	46
Amortization of premiums and discounts on purchased loans	(6,811)	(10,436)
Change in accrued interest receivable	143	(96)
Change in other assets	(1,905)	3,187
Change in accrued interest payable and other liabilities	(2,436)	(4,502)
Net cash used in operating activities	(69,989)	(267,927)
Cash flows from investing activities:
Proceeds from sales of securities available for sale	174	50,973
Proceeds from maturities and calls of securities available for sale	—	2,754
Proceeds from principal repayments of securities available for sale	20,093	10,741
Purchases of securities available for sale	(65,051)	(1,177)
Net cash used in acquisitions	—	(1,000)
Loan originations and principal collections, net	11,316	(16,352)
Purchase of loans	(16,901)	(2,093)
Redemption of Federal Home Loan Bank stocks	6,810	—
Purchase of Federal Home Loan Bank and other bank stocks	(4,413)	(4,201)
Proceeds from sale of loans held for investment	39,642	51,813
Net change in time deposits in financial institutions	—	101
Proceeds from sale of other real estate owned	454	—
Proceeds from sale of mortgage servicing rights	3,089	—
Additions to premises and equipment	(1,782)	(2,853)
Payments of capital lease obligations	(229)	(232)
Net cash (used in) provided by investing activities	(6,798)	88,474
Cash flows from financing activities:
Net increase in deposits	190,161	190,502
Net increase (decrease) in short-term Federal Home Loan Bank advances	(223,000)	155,000
Repayment of long-term Federal Home Loan Bank advances	(15,000)	(10,000)
Proceeds from long-term Federal Home Loan Bank advances	150,000	—
Net increase in other borrowings	15,000	70,000
Capital raise cost	—	(50)
Payment of amortizing debt	(1,146)	—
Purchase of treasury stock	—	(97)
Proceeds from exercise of stock options	—	757
Dividend equivalents paid on stock appreciation rights	(171)	—
Dividends paid on preferred stock	(910)	(910)
Dividends paid on common stock	(3,944)	(2,228)
Net cash provided by financing activities	110,990	402,974
Net change in cash and cash equivalents	34,203	223,521
Cash and cash equivalents at beginning of period	231,199	110,118
Cash and cash equivalents at end of period	$265,402	$333,639
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$8,754	$7,609
Income taxes paid	3,944	—
Income taxes refunds received	17	—
Supplemental disclosure of noncash activities
Transfer from loans to other real estate owned, net	534	150
Transfer of loans receivable to loans held for sale, net of transfer of $0 and $963 from allowance for loan and lease losses for the three months ended March 31, 2015 and 2014, respectively	—	59,137
Transfer of loans held for sale to loans receivable	—	6,984
Equipment acquired under capital leases	34	989
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of Banc of California, Inc. (collectively, with its consolidated subsidiaries, the Company, we, us and our) and its wholly owned subsidiaries, Banc of California, National Association (the Bank), The Palisades Group, LLC (the Palisades Group), and PTB Property Holdings, LLC (PTB), as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries.

Nature of Operations: Banc of California, Inc. is a financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Orange County, California and incorporated under the laws of Maryland. Banc of California, Inc.'s assets primarily consist of the outstanding stock of the Bank, as well as the outstanding membership interests of the Palisades Group and PTB.

Banc of California, Inc. is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board or FRB) and the Bank operates under a national bank charter issued by the Office of the Comptroller of the Currency (the OCC), its primary regulator. The Bank is a member of the Federal Home Loan Bank (FHLB) system, and maintains insurance on deposit accounts with the Federal Deposit Insurance Corporation (FDIC). The Bank offers a variety of financial services to meet the banking and financial needs of the communities we serve, with operations conducted through 38 banking offices, serving San Diego, Los Angeles, and Orange counties, California and 61 loan production offices in California, Arizona, Oregon, Virginia, Indiana, Maryland, Colorado, Idaho, and Nevada as of March 31, 2015. The Palisades Group provides financial advisory and asset management services and PTB manages and disposes of other real estate owned properties.

The accounting and reporting polices of the Company are based upon U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies or in its estimates and assumptions from those disclosed in its 2014 Annual Report on Form 10-K, the adoption of new accounting pronouncements and other authoritative guidance that became effective for the Company on or after January 1, 2015. Refer to Accounting Pronouncements below for discussion of accounting pronouncements adopted in 2015.

Basis of Presentation: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by GAAP are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 filed by the Company with the Securities and Exchange Commission. The December 31, 2014 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission, but does not include all of the disclosures required by GAAP.

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

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. As of March 31, 2015, the Company had a net deferred tax asset of $14.2 million, net of a $0 valuation allowance and as of December 31, 2014, the Company had a net deferred tax asset of $16.4 million, net of a $0 valuation allowance (See further discussion in Note 11, Income Taxes).

Allowance for Loan and Lease Losses: During the year ended December 31, 2014, the Company enhanced the methodologies, processes and controls over the allowance for loan and lease losses (ALLL), due to the Company's organic and acquisitive growth and changing profile.

The following is a synopsis of the enhancements for each component of ALLL:

•	Expand the look-back period to 28 rolling quarters to capture the full economic cycle.

•	Utilize net historical losses versus gross historical losses.

•
Expand the peer group used to determine industry average loss history to include three industry groups; i) all U.S. financial and bank holding companies, ii) all California financial and bank holding companies, iii) the peer group average from the Uniform Bank Performance Report.

•	Apply the segment specific loss emergence period to each segment's loss.

•	Determine qualitative reserves at each loan segment level based on a baseline risk weighting adjusted for current risks, trends and business conditions.

•	Disaggregate certain qualitative factors to be determined on the portfolio segment level.

Accounting Pronouncements: During the three months ended March 31, 2015, the following pronouncements applicable to the Company were issued or became effective:

In January 2014, the FASB issued guidance within Accounting Standards Update (ASU) 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects," which amends ASC 323-720 to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The Company invests in qualified affordable housing projects (affordable housing fund investments) and previously accounted for them under the equity method of accounting. The Company recognized its share of partnership losses in noninterest expense with the tax benefit recognized in the income tax provision. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented.

The Company elected the proportional amortization method retrospectively for all periods presented. This accounting change in the amortization methodology resulted in changes to account for amortization recognized in prior periods, which impacted the balance of tax credit investments and related tax accounts. The investment amortization expense is presented as a component of the income tax expense (benefit). The cumulative effect of the retrospective application of this accounting principle was $274 thousand at December 31, 2014. Net income in the three months ended March 31, 2014 decreased by $8 thousand due to the change in accounting principle.

The following tables present the effect of the retrospective application of this change in accounting principle on the Company’s Consolidated Statements of Financial Condition, Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the respective periods:
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31, 2014
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands)
Assets
Cash and cash equivalents	$231,199	$—	$231,199
Time deposits in financial institutions	1,900	—	1,900
Securities available for sale	345,695	—	345,695
Loans held for sale	1,187,090	—	1,187,090
Loans and leases receivable	3,919,642	—	3,919,642
Deferred income tax	16,445	(72)	16,373
Other assets	269,600	(202)	269,398
Total assets	$5,971,571	$(274)	$5,971,297
Liabilities and stockholders' equity
Liabilities	$5,467,982	$—	$5,467,982
Stockholders' equity	503,589	(274)	503,315
Total liabilities and stockholders' equity	$5,971,571	$(274)	$5,971,297

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2014
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands, except per share data)
Interest and dividend income	$42,776	$—	$42,776
Interest expense	7,591	—	7,591
Net interest income	35,185	—	35,185
Provision for loan and lease losses	1,929	—	1,929
Noninterest income	25,278	—	25,278
Noninterest expense	57,768	(174)	57,594
Income before income taxes	766	174	940
Income tax expense	9	182	191
Net income	757	(8)	749
Preferred stock dividends	910	—	910
Net loss available for common stockholders	$(153)	$(8)	$(161)
Basic earnings for total common stockholders	$(0.01)	$—	$(0.01)
Diluted earnings (loss) per total common share	$(0.01)	$—	$(0.01)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2014
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands)
Cash flow from operating activities
Net income	$757	$(8)	$749
Total adjustment in net income	(268,684)	8	(268,676)
Net cash used in operating activities	(267,927)	—	(267,927)
Cash flow from investing activities
Net cash provided by investing activities	88,474	—	88,474
Cash flow from financing activities
Net cash provided by financing activities	402,974	—	402,974
Net increase in cash and cash equivalents	223,521	—	223,521
Cash and cash equivalents at beginning of period	110,118		110,118
Cash and cash equivalents at end of period	$333,639	$—	$333,639

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue From Contracts With Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The ASU becomes effective for Company at the beginning of its 2017 fiscal year; early adoption is not permitted. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The ASU changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. In addition, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The ASU also requires disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. There are additional disclosure requirements for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

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

NOTE 2 – BUSINESS COMBINATIONS

The Company completed the following acquisitions between January 1, 2014 and March 31, 2015 and used the acquisition method of accounting. Accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition.

The following table presents a summary of acquired assets and assumed liabilities along with a summary of the acquisition consideration as of the dates of acquisition:

	Acquisition and Date Acquired
	Banco Popular Branches	Renovation Ready
	November 8, 2014	January 31, 2014
	(In thousands)
Assets acquired:
Cash and due from banks	$5,532	$—
Loans and leases receivable	1,072,449	—
Premises, equipment, and capital leases	9,002	—
Goodwill	—	2,239
Other intangible assets	15,777	761
Other assets	2,301	—
Total assets acquired	$1,105,061	$3,000
Liabilities assumed:
Deposits	$1,076,614	$—
Other liabilities	506	1,000
Total liabilities assumed	1,077,120	1,000
Total consideration paid	$27,941	$2,000
Summary of consideration
Cash paid	$27,941	$1,000
Common stock issued	—	1,000
Earn-out liabilities	—	1,000

Banco Popular’s California Branch Network Acquisition

Effective November 8, 2014, the Bank acquired 20 full-service branches from Banco Popular North America (BPNA) in the Southern California banking market (the BPNA Branch Acquisition). The purchase price, net of deposit premiums received of $3.9 million, was $24.0 million. The transaction added $1.07 billion in loans and $1.08 billion in deposits to the Bank.

The following table summarizes the total consideration transferred as part of the BPNA Branch Acquisition as well as the fair value adjustments to the net assets acquired as of the acquisition date:

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

Core deposit intangible asset of $15.8 million recognized as part of the BPNA Branch Acquisition was valued using a net cost savings method and was calculated as the present value of the estimated net cost savings attributable to the core deposit base over the expected remaining life of the deposits. The cost savings derived from the core deposit balance was calculated as the difference between the prevailing alternative cost of funds and the estimated actual cost of the core deposits. The core deposit intangible is being amortized over its estimated useful life of 10 years using the sum of years-digits amortization methodology.

The fair value of savings and transaction deposit accounts acquired from BPNA was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued by projecting the expected cash flows based on the remaining contractual terms of the certificates of deposit. These cash flows were discounted based on market rates for certificates of deposit with corresponding remaining maturities.

Direct costs related to the BPNA Branch Acquisition were expensed as incurred and amounted to $4.3 million for the year ended December 31, 2014. These included technology costs related to system conversion and professional fees.

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

Assets and Liabilities Measured on a Recurring Basis

Securities Available for Sale: The fair values of securities available for sale are generally determined by quoted market prices in active market, if available (Level 1). If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include SBA loan pool securities, U.S. GSE and agency securities, Private label residential MBS, and Agency MBS. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available for sale classified as Level 3 at March 31, 2015 and December 31, 2014.

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

Derivative Assets and Liabilities: The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as freestanding derivatives. The Company has entered into pay-fixed, receive-variable interest rate swap contracts with institutional counterparties to hedge against variability in cash flow attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR-based variable rate deposits. The Company is accounting for the swaps as cash flow hedges under ASC 815. The other derivative assets are interest rate lock commitments (IRLCs) with prospective residential mortgage borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. Changes in fair value are recorded in earnings as a component of net revenue on mortgage banking activities. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. Additional derivative assets and liabilities, typically mortgage-backed to-be-announced (TBA) securities, are used to hedge fair value changes, driven by changes in interest rates, on the Company’s mortgage assets. The Company hedges the period from the interest rate lock (assuming a fall-out factor) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities as Level 2.

Mortgage Servicing Rights: The Company retains servicing on some of its mortgage loans sold and elected the fair value option for valuation of these mortgage servicing rights (MSRs). The value is based on a third party provider that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. Because of the significance of unobservable inputs, these servicing rights are classified as Level 3. At March 31, 2015 and December 31, 2014, $0 and $5.9 million of the mortgage servicing rights were valued based on a market bid that settled subsequent to each period end, which is included as Level 3, respectively.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2015
Assets
Available for sale securities:
SBA loan pools securities	$1,635	$—	$1,635	$—
U.S. government-sponsored entities and agency securities	2,001	—	2,001	—
Private label residential mortgage-backed securities	2,615	—	2,615	—
Agency mortgage-backed securities	387,335	—	387,335	—
Loans held for sale	355,746	—	355,746	—
Derivative assets (1)	13,555	—	13,555	—
Mortgage servicing rights (2)	21,165	—	—	21,165
Liabilities
Derivative liabilities (3)	4,552	—	4,552	—
December 31, 2014
Assets
Available for sale securities:
SBA loan pools securities	$1,715	$—	$1,715	$—
U.S. government-sponsored entities and agency securities	1,982	—	1,982	—
Private label residential mortgage-backed securities	3,168	—	3,168	—
Agency mortgage-backed securities	338,830	—	338,830	—
Loans held for sale	278,749	—	278,749	—
Derivative assets (1)	6,379	—	6,379	—
Mortgage servicing rights (2)	19,082	—	—	19,082
Liabilities
Derivative liabilities (3)	3,235	—	3,235	—

(1)	Included in Other Assets on the Consolidated Statements of Financial Condition

(2)	Included in Servicing Rights, Net and Servicing Rights Held For Sale on the Consolidated Statements of Financial Condition

(3)	Included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Mortgage servicing rights
Balance at beginning of period	$19,082	$13,535
Transfers out of Level 3 (1)	—	(9,185)
Total gains or losses (realized/unrealized):
Included in earnings—realized	—	—
Included in earnings—fair value adjustment	(528)	315
Included in other comprehensive income	—	—
Amortization of premium (discount)	—	—
Additions	10,192	4,326
Sales and settlements	(7,581)	(584)
Balance at end of period	$21,165	$8,407

(1)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that cause the transfer.

The following table presents quantitative information about Level 3 fair value measurements on a recurring basis as of the dates indicated:

	Fair Value (In thousands)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
March 31, 2015
Mortgage servicing rights	$21,165	Discounted cash flow	Discount rate	9.00% to 13.20% (9.84%)
			Prepayment rate	5.15% to 34.28% (12.98%)
December 31, 2014
Mortgage servicing rights	$13,135	Discounted cash flow	Discount rate	9.00% to 19.50% (10.09%)
			Prepayment rate	4.59% to 31.02% (13.22%)
March 31, 2014
Mortgage servicing rights	$8,407	Discounted cash flow	Discount rate	10.00% to 17.89% (10.81%)
			Prepayment rate	3.92% to 34.54% (13.17%)

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

SBA Servicing Assets: SBA servicing assets represents the value associated with servicing SBA loans that have been sold. The fair value for SBA servicing assets is determined through discounted cash flow analysis and utilizes discount rates and prepayment speed assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis for SBA servicing assets. SBA servicing assets are accounted for at the lower of cost or market and considered to be recognized at fair value when they are recorded at below cost and are classified as Level 3.

Other Real Estate Owned Assets: Other real estate owned assets (OREO) are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. The Company recorded valuation allowance expense for OREO of $22 thousand and $0 for the three months ended March 31, 2015 and 2014, respectively.

Alternative Investments (Affordable Housing Fund Investment & SBIC): The Company generally accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated, which generally takes 10 years. There are currently no plans to sell any of these investments prior to their liquidation. The alternative investments carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company had unfunded commitments of $487 thousand and $7.2 million for Affordable House Fund Investment and SBIC at March 31, 2015, respectively.

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2015
Assets
Impaired loans:
Single family residential mortgage	$5,065	$—	$—	$5,065
Commercial and industrial	4,134	—	—	4,134
Other real estate owned:
Single family residential	498	—	—	498
December 31, 2014
Assets
Impaired loans:
Single family residential mortgage	$6,206	$—	$—	$6,206
Commercial and industrial	4,313	—	—	4,313
SBA servicing rights	484	—	—	484
Other real estate owned:
Single family residential	423	—	—	423

The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Impaired loans:
Single family residential mortgage	$—	$(151)
Other consumer	—	(2)
Other real estate owned:
Single family residential	(5)	—

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying	Fair Value Measurement Level
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2015
Financial assets
Cash and cash equivalents	$265,402	$265,402	$—	$—	$265,402
Time deposits in financial institutions	1,900	1,900	—	—	1,900
Securities available for sale	393,586	—	393,586	—	393,586
FHLB and other bank stock	39,844	—	39,844	—	39,844
Loans held for sale	1,240,942	—	1,249,370	—	1,249,370
Loans and leases receivable, net of allowance	3,904,370	—	—	4,008,008	4,008,008
Accrued interest receivable	14,970	14,970	—	—	14,970
Derivative assets	13,555	—	13,555	—	13,555
Financial liabilities
Deposits	4,861,992	—	—	4,719,344	4,719,344
Advances from Federal Home Loan Bank	545,000	—	545,195	—	545,195
Other borrowings	15,000	—	15,000	—	15,000
Notes payable	92,668	86,750	12,102	—	98,852
Derivative liabilities	4,552	—	4,552	—	4,552
Accrued interest payable	2,016	2,016	—	—	2,016
December 31, 2014
Financial assets
Cash and cash equivalents	$231,199	$231,199	$—	$—	$231,199
Time deposits in financial institutions	1,900	1,900	—	—	1,900
Securities available for sale	345,695	—	345,695	—	345,695
FHLB and other bank stock	42,241	—	42,241	—	42,241
Loans held for sale	1,187,090	—	1,195,834	—	1,195,834
Loans and leases receivable, net of allowance	3,919,642	—	—	4,045,465	4,045,465
Accrued interest receivable	15,113	15,113	—	—	15,113
Derivative assets	6,379	—	6,379	—	6,379
Financial liabilities
Deposits	4,671,831	—	—	4,575,264	4,575,264
Advances from Federal Home Loan Bank	633,000	—	633,083	—	633,083
Notes payable	93,569	87,428	13,360	—	100,788
Derivative liabilities	3,235	—	3,235	—	3,235
Accrued interest payable	2,044	2,044	—	—	2,044

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

Loans and leases receivable, net of allowance for loan and lease losses: The fair value of loans and leases receivable is estimated based on the discounted cash flow approach. The discount rate was derived from the associated yield curve plus spreads and reflects the offering rates offered by the Bank for loans with similar financial characteristics. Yield curves are constructed by product and payment types. These rates could be different from what other financial institutions could offer for these loans. No adjustments have been made for changes in credit within the loan portfolio. Additionally, the fair value of our loans may differ significantly from the values that would have been used had a ready market existed for such loans and may differ materially from the values that we may ultimately realize (Level 3).

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

Advances from Federal Home Loan Bank and other borrowings: The fair values of advances from FHLB and other borrowings are estimated based on the discounted cash flows approach. The discount rate was derived from the current market rates for borrowings with similar remaining maturities (Level 2).

Accrued interest payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The following table presents the amortized cost and fair value of the available for sale investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2015
Available for sale
SBA loan pool securities	$1,600	$35	$—	$1,635
U.S. government-sponsored entities and agency securities	1,943	58	—	2,001
Private label residential mortgage-backed securities	2,607	11	(3)	2,615
Agency mortgage-backed securities	383,287	4,224	(176)	387,335
Total securities available for sale	$389,437	$4,328	$(179)	$393,586
December 31, 2014
Available for sale
SBA loan pool securities	$1,697	$18	$—	$1,715
U.S. government-sponsored entities and agency securities	1,940	42	—	1,982
Private label residential mortgage-backed securities	3,169	12	(13)	3,168
Agency mortgage-backed securities	338,072	1,363	(605)	338,830
Total securities available for sale	$344,878	$1,435	$(618)	$345,695

The following table presents amortized cost and fair value of the available for sale investment securities portfolio by expected maturity. In the case of mortgage-backed securities and SBA loan pool securities, expected maturities may differ from contractual maturities because borrowers generally have the right to call or prepay obligations with or without call or prepayment penalties. For that reason, mortgage-backed securities and SBA loan pool securities are not included in the maturity categories.

	March 31, 2015
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within one year	$—	$—
One to five years	1,943	2,001
Five to ten years	—	—
Greater than ten years	—	—
SBA loan pool, private label residential mortgage-backed and agency mortgage-backed securities	387,494	391,585
Total	$389,437	$393,586

At March 31, 2015 and December 31, 2014, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of stockholders’ equity.

The following table presents proceeds from sales and calls of securities and the associated gross gains and losses realized through earnings upon the sale of available for sale securities for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Gross realized gains on sales of securities available for sale	$—	$545
Gross realized losses on sales of securities available for sale	(2)	(38)
Net realized gains (losses) on sales of securities available for sale	$(2)	$507
Proceeds from sales of securities available for sale	$174	$50,973
Tax benefit on sales of securities available for sale	$(1)	$—

Securities available for sale with carrying values of $32.2 million and $27.1 million as of March 31, 2015 and December 31, 2014, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2015
Available for sale
Private label residential mortgage-backed securities	$176	$(1)	$850	$(2)	$1,026	$(3)
Agency mortgage-backed securities	33,682	(111)	11,336	(65)	45,018	(176)
Total securities available for sale	$33,858	$(112)	$12,186	$(67)	$46,044	$(179)
December 31, 2014
Available for sale
Private label residential mortgage-backed securities	$372	$(9)	$1,355	$(4)	$1,727	$(13)
Agency mortgage-backed securities	68,200	(332)	22,212	(273)	90,412	(605)
Total securities available for sale	$68,572	$(341)	$23,567	$(277)	$92,139	$(618)

The Company did not record other-than-temporary impairment (OTTI) for securities available for sale for the three months ended March 31, 2015 or 2014.

At March 31, 2015, the Company’s securities available for sale portfolio consisted of 96 securities, 33 of which were in an unrealized loss position. The unrealized losses are related to an overall increase in interest rates and a decrease in prepayment speeds of the agency mortgage-backed securities.

The Company monitors to ensure it has adequate credit support and as of March 31, 2015, the Company did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recoveries. Of the Company’s $393.6 million securities portfolio, $392.5 million were rated AAA, AA or A and $1.0 million were rated BBB based on the most recent credit rating from the rating agencies as of March 31, 2015. The Company considers the lowest credit rating for identification of potential OTTI.

NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

	Non-Traditional Mortgages (NTM)	Traditional Loans	Total NTM and Traditional Loans	Purchased Credit Impaired	Total Loans and Leases Receivable
	($ in thousands)
March 31, 2015
Commercial:
Commercial and industrial	$—	$488,150	$488,150	$1,079	$489,229
Commercial real estate	—	965,302	965,302	10,432	975,734
Multi-family	—	940,053	940,053	—	940,053
SBA	—	45,118	45,118	3,136	48,254
Construction	—	38,081	38,081	—	38,081
Lease financing	—	102,012	102,012	—	102,012
Consumer:
Single family residential mortgage	229,006	593,019	822,025	227,151	1,049,176
Green Loans (HELOC) - first liens	119,958	—	119,958	—	119,958
Green Loans (HELOC) - second liens	4,748	—	4,748	—	4,748
Other consumer	113	166,357	166,470	—	166,470
Total gross loans and leases	$353,825	$3,338,092	$3,691,917	$241,798	$3,933,715
Percentage to total gross loans and leases	9.0%	84.9%	93.9%	6.1%	100.0%
Allowance for loan and lease losses					(29,345)
Loans and leases receivable, net					$3,904,370
December 31, 2014
Commercial:
Commercial and industrial	$—	$489,766	$489,766	$1,134	$490,900
Commercial real estate	—	988,330	988,330	11,527	999,857
Multi-family	—	955,683	955,683	—	955,683
SBA	—	32,998	32,998	3,157	36,155
Construction	—	42,198	42,198	—	42,198
Lease financing	—	85,749	85,749	—	85,749
Consumer:
Single family residential mortgage	222,306	595,100	817,406	231,079	1,048,485
Green Loans (HELOC) - first liens	123,177	—	123,177	—	123,177
Green Loans (HELOC) - second liens	4,979	—	4,979	—	4,979
Other consumer	113	161,826	161,939	—	161,939
Total gross loans and leases	$350,575	$3,351,650	$3,702,225	$246,897	$3,949,122
Percentage to total gross loans and leases	8.9%	84.8%	93.7%	6.3%	100.0%
Allowance for loan and lease losses					(29,480)
Loans and leases receivable, net					$3,919,642

Non Traditional Mortgage Loans

The Company’s non-traditional mortgage (NTM) portfolio is comprised of three interest only products: Green Account Loans (Green Loans), fixed or adjustable hybrid interest only rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of March 31, 2015 and December 31, 2014, the NTM loans totaled $353.8 million, or 9.0 percent of the total gross loan portfolio, and $350.6 million, or 8.9 percent of the total gross loan portfolio, respectively. The total NTM portfolio increased by $3.3 million, or 0.9 percent, during the three months ended March 31, 2015.

The following table presents the composition of the NTM portfolio as of the dates indicated:

	March 31, 2015			December 31, 2014
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC) - first liens	147	$119,958	33.9%	148	$123,177	35.1%
Interest-only - first liens	204	216,765	61.2%	207	209,207	59.7%
Negative amortization	31	12,241	3.5%	32	13,099	3.7%
Total NTM - first liens	382	348,964	98.6%	387	345,483	98.5%
Green Loans (HELOC) - second liens	19	4,748	1.3%	19	4,979	1.4%
Interest-only - second liens	1	113	0.1%	1	113	0.1%
Total NTM - second liens	20	4,861	1.4%	20	5,092	1.5%
Total NTM loans	402	$353,825	100.0%	407	$350,575	100.0%
Total gross loan portfolio		$3,933,715			$3,949,122
% of NTM to total gross loan portfolio		9.0%			8.9%

Green Loans

Green Loans are single family residential first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year-balloon payment due at maturity. At March 31, 2015 and December 31, 2014, Green Loans totaled $124.7 million and $128.2 million, respectively. At March 31, 2015 and December 31, 2014, $10.7 million and $12.5 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of the Green Loan products in 2011.

Interest Only Loans

Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. As of March 31, 2015 and December 31, 2014, interest only loans totaled $216.9 million and $209.3 million, respectively. At March 31, 2015 and December 31, 2014, $3.0 million and $2.0 million of the interest only loans were non-performing, respectively.

Loans with the Potential for Negative Amortization

Negative amortization loans totaled $12.2 million and $13.1 million at March 31, 2015 and December 31, 2014, respectively. The Company discontinued origination of negative amortization loans in 2007. At March 31, 2015 and December 31, 2014, $0 and $0 of the loans that had the potential for negative amortization were non-performing, respectively. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios. While Green Loans have the potential for negative amortization, they are excluded from the loans with the potential for negative amortization discussed in this paragraph.

Risk Management of Non-Traditional Mortgages

The Company has determined that the most significant performance indicators for NTMs are loan-to-value (LTV) and FICO scores. Accordingly, the Company manages credit risk in the NTM portfolio through semi-annual review of the loan portfolio that includes refreshing FICO scores on the Green Loans and home equity lines of credit, as needed in conjunction with portfolio management, and ordering third party automated valuation models. The loan review is designed to provide a method of identifying borrowers who may be experiencing financial difficulty before they actually fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO of 10 percent or more and/or a resulting FICO of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded which will increase the reserves the Company will establish for potential losses. A report of the semi-annual loan review is published and regularly monitored.

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

NTM Performance Indicators

The following table presents the Company’s NTM Green Loans first lien portfolio at March 31, 2015 and December 31, 2014 by FICO scores:

	March 31, 2015			December 31, 2014			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	28	$19,448	16.2%	28	$20,248	16.4%	—	$(800)	(0.2)%
700-799	72	50,769	42.3%	72	52,532	42.7%	—	(1,763)	(0.4)%
600-699	28	30,431	25.4%	29	31,053	25.2%	(1)	(622)	0.2%
<600	8	11,873	9.9%	8	11,893	9.7%	—	(20)	0.2%
No FICO	11	7,437	6.2%	11	7,451	6.0%	—	(14)	0.2%
Totals	147	$119,958	100.0%	148	$123,177	100.0%	(1)	$(3,219)	—%
The Company updates FICO scores on a semi-annual basis, typically in the second and fourth quarters or as needed in conjunction with proactive portfolio management.

Loan to Value
The table below represents the Company’s single family residential NTM first lien portfolio by loan-to-value (LTV) as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
LTV’s (1)
March 31, 2015
< 61	77	$56,136	46.7%	60	$99,152	45.8%	15	$5,960	48.7%	152	$161,248	46.2%
61-80	45	46,129	38.5%	52	83,480	38.5%	12	5,312	43.4%	109	134,921	38.7%
81-100	18	11,833	9.9%	33	15,463	7.1%	3	579	4.7%	54	27,875	8.0%
> 100	7	5,860	4.9%	59	18,670	8.6%	1	390	3.2%	67	24,920	7.1%
Total	147	$119,958	100.0%	204	$216,765	100.0%	31	$12,241	100.0%	382	$348,964	100.0%
December 31, 2014
< 61	77	$58,856	47.8%	60	$93,254	44.7%	15	$6,023	46.0%	152	$158,133	45.8%
61-80	45	46,177	37.5%	54	81,472	38.9%	12	5,901	45.0%	111	133,550	38.6%
81-100	18	11,846	9.6%	33	14,927	7.1%	4	781	6.0%	55	27,554	8.0%
> 100	8	6,298	5.1%	60	19,554	9.3%	1	394	3.0%	69	26,246	7.6%
Total	148	$123,177	100.0%	207	$209,207	100.0%	32	$13,099	100.0%	387	$345,483	100.0%

(1)	LTV represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy.

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

The Company also maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on outstanding loan balance of the same customer or outstanding loans that shares similar credit risk exposure are used to determine the adequacy of the reserve. As of March 31, 2015 and December 31, 2014, the reserve for unfunded loan commitments was $1.9 million and $1.9 million, respectively.

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

The following table presents a summary of activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$29,480	$18,805
Loans and leases charged off	(357)	(203)
Recoveries of loans and leases previously charged off	222	435
Transfer of loans from (to) held-for-sale	—	(963)
Provision for loan and lease losses	—	1,929
Balance at end of period	$29,345	$20,003

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the three months ended March 31, 2015:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Balance at December 31, 2014	$6,910	$3,840	$7,179	$335	$846	$873	$7,192	$2,305	$—	$29,480
Charge-offs	(11)	(259)	—	—	—	(87)	—	—	—	(357)
Recoveries	3	132	3	72	—	—	—	12	—	222
Provision	(418)	191	(18)	159	(151)	409	(232)	(304)	364	—
Balance at March 31, 2015	$6,484	$3,904	$7,164	$566	$695	$1,195	$6,960	$2,013	$364	$29,345
Individually evaluated for impairment	$749	$—	$—	$—	$—	$—	$450	$—	$—	$1,199
Collectively evaluated for impairment	5,677	3,792	7,164	547	695	1,195	6,493	2,013	364	27,940
Acquired with deteriorated credit quality	58	112	—	19	—	—	17	—	—	206
Total ending allowance balance	$6,484	$3,904	$7,164	$566	$695	$1,195	$6,960	$2,013	$364	$29,345
Loans:
Individually evaluated for impairment	$8,087	$373	$1,566	$9	$—	$—	$21,790	$294	$—	$32,119
Collectively evaluated for impairment	480,063	964,929	938,487	45,109	38,081	102,012	920,193	170,924	—	3,659,798
Acquired with deteriorated credit quality	1,079	10,432	—	3,136	—	—	227,151	—	—	241,798
Total ending loan balances	$489,229	$975,734	$940,053	$48,254	$38,081	$102,012	$1,169,134	$171,218	$—	$3,933,715

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the three months ended March 31, 2014:

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

	March 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses
	(In thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$4,085	$3,953	$—	$4,803	$4,708	$—
Commercial real estate	1,233	373	—	1,910	1,017	—
Multi-family	1,732	1,566	—	1,747	1,594	—
SBA	23	9	—	24	6	—
Consumer:
Single family residential mortgage	17,396	16,725	—	15,729	15,131	—
Other consumer	294	294	—	507	503	—
With an allowance recorded:
Commercial:
Commercial and industrial	4,179	4,134	749	4,310	4,313	788
Commercial real estate	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Consumer:
Single family residential mortgage	5,243	5,065	450	6,422	6,206	500
Other consumer	—	—	—	—	—	—
Total	$34,185	$32,119	$1,199	$35,452	$33,478	$1,288

The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Three Months Ended March 31,
	2015			2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
Commercial:
Commercial and industrial	$8,199	$119	$130	$—	$—	$—
Commercial real estate	383	10	10	3,417	49	57
Multi-family	1,580	13	15	1,684	13	13
SBA	7	—	—	—	—	—
Consumer:
Single family residential mortgage	21,866	179	176	10,270	65	65
Other consumer	294	2	3	213	1	1
Total	$32,329	$323	$334	$15,584	$128	$136

Non-accrual Loans and Leases

The following table presents nonaccrual loans and leases, and loans past due 90 days or more and still accruing as of the dates indicated:

	March 31, 2015			December 31, 2014
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
(In thousands)
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—	$—
Nonaccrual loans and leases:
The Company maintains specific allowances for these loans of $584 in 2015 and $478 in 2014	13,635	29,119	42,754	14,592	23,789	38,381

The following table presents the composition of nonaccrual loans and leases as of the dates indicated:

	March 31, 2015			December 31, 2014
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial and industrial	$—	$6,676	$6,676	$—	$7,143	$7,143
Commercial real estate	—	1,026	1,026	—	1,017	1,017
Multi-family	—	2,005	2,005	—	1,834	1,834
SBA	—	342	342	—	285	285
Construction	—	—	—	—	—	—
Lease financing	—	663	663	—	100	100
Consumer:
Single family residential mortgage	2,957	18,371	21,328	2,049	13,370	15,419
Green Loans (HELOC) - first liens	10,678	—	10,678	12,334	—	12,334
Green Loans (HELOC) - second liens	—	—	—	209	—	209
Other consumer	—	36	36	—	40	40
Total nonaccrual loans and leases	$13,635	$29,119	$42,754	$14,592	$23,789	$38,381

Past Due Loans and Leases

The following table presents the aging of the recorded investment in past due loans and leases as of March 31, 2015, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	March 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$1,121	$419	$2,957	$4,497	$224,509	$229,006
Green Loans (HELOC) - first liens	9,076	—	—	9,076	110,882	119,958
Green Loans (HELOC) - second liens	—	—	—	—	4,748	4,748
Other consumer	—	—	—	—	113	113
Total NTM loans	10,197	419	2,957	13,573	340,252	353,825
Traditional loans and leases:
Commercial:
Commercial and industrial	601	16	170	787	487,363	488,150
Commercial real estate	3,230	495	653	4,378	960,924	965,302
Multi-family	629	2,487	207	3,323	936,730	940,053
SBA	6	—	314	320	44,798	45,118
Construction	—	—	—	—	38,081	38,081
Lease financing	1,033	64	663	1,760	100,252	102,012
Consumer:
Single family residential mortgage	17,453	2,765	15,574	35,792	557,227	593,019
Other consumer	1,150	96	—	1,246	165,111	166,357
Total traditional loans and leases	24,102	5,923	17,581	47,606	3,290,486	3,338,092
Purchased Credit Impaired (PCI) loans:
Commercial:
Commercial and industrial	736	—	—	736	343	1,079
Commercial real estate	—	—	1,055	1,055	9,377	10,432
SBA	668	8	616	1,292	1,844	3,136
Consumer:
Single family residential mortgage	11,863	3,100	5,315	20,278	206,873	227,151
Total PCI loans	13,267	3,108	6,986	23,361	218,437	241,798
Total	$47,566	$9,450	$27,524	$84,540	$3,849,175	$3,933,715

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2014, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	December 31, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$1,415	$165	$2,049	$3,629	$218,677	$222,306
Green Loans (HELOC) - first liens	8,853	—	437	9,290	113,887	123,177
Green Loans (HELOC) - second liens	294	—	209	503	4,476	4,979
Other consumer	—	—	—	—	113	113
Total NTM loans	10,562	165	2,695	13,422	337,153	350,575
Traditional loans and leases:
Commercial:
Commercial and industrial	79	37	3,370	3,486	486,280	489,766
Commercial real estate	2,237	—	—	2,237	986,093	988,330
Multi-family	1,072	208	—	1,280	954,403	955,683
SBA	82	—	254	336	32,662	32,998
Construction	—	—	—	—	42,198	42,198
Lease financing	1,055	36	100	1,191	84,558	85,749
Consumer:
Single family residential mortgage	17,185	7,878	10,411	35,474	559,626	595,100
Other consumer	9	89	5	103	161,723	161,826
Total traditional loans and leases	21,719	8,248	14,140	44,107	3,307,543	3,351,650
PCI loans:
Commercial:
Commercial and industrial	—	—	—	—	1,134	1,134
Commercial real estate	—	—	951	951	10,576	11,527
SBA	878	—	300	1,178	1,979	3,157
Consumer:
Single family residential mortgage	13,262	3,501	4,510	21,273	209,806	231,079
Total PCI loans	14,140	3,501	5,761	23,402	223,495	246,897
Total	$46,421	$11,914	$22,596	$80,931	$3,868,191	$3,949,122

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

For the three months ended March 31, 2015, there were 2 modifications through bankruptcy discharges. There were no modifications for the three ended March 31, 2014. The following table summarizes the pre-modification and post-modification balances of the new TDRs for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
Consumer:
Single family residential mortgage	2	$1,430	$1,430	—	$—	$—
Total	2	$1,430	$1,430	—	$—	$—

For the three months ended March 31, 2015 and 2014, there were no loans and leases that were modified as TDRs during the past 12 months that had payment defaults during the periods.

Troubled debt restructured loans and leases consist of the following as of the dates indicated:

	March 31, 2015			December 31, 2014
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial real estate	$—	$—	$—	$—	$—	$—
SBA	—	9	9	—	6	6
Consumer:
Single family residential mortgage	—	4,543	4,543	—	4,269	4,269
Green Loans (HELOC) - first liens	4,549	—	4,549	3,442	—	3,442
Green Loans (HELOC) - second liens	294	—	294	294	—	294
Total	$4,843	$4,552	$9,395	$3,736	$4,275	$8,011

The Company did not have any commitments to lend to customers with outstanding loans or leases that were classified as troubled debt restructurings as of March 31, 2015 and December 31, 2014.

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

The following table presents the risk categories for loans and leases as of March 31, 2015:

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$224,683	$2,041	$2,282	$—	$—	$229,006
Green Loans (HELOC) - first liens	100,428	3,056	16,173	301	—	119,958
Green Loans (HELOC) - second liens	4,748	—	—	—	—	4,748
Other consumer	113	—	—	—	—	113
Total NTM loans	329,972	5,097	18,455	301	—	353,825
Traditional loans and leases:
Commercial:
Commercial and industrial	476,344	106	11,700	—	—	488,150
Commercial real estate	926,109	14,099	25,094	—	—	965,302
Multi-family	919,956	5,974	14,123	—	—	940,053
SBA	44,301	—	817	—	—	45,118
Construction	38,081	—	—	—	—	38,081
Lease financing	101,285	64	663	—	—	102,012
Consumer:
Single family residential mortgage	557,947	15,848	19,224	—	—	593,019
Other consumer	166,243	78	36	—	—	166,357
Total traditional loans and leases	3,230,266	36,169	71,657	—	—	3,338,092
PCI loans:
Commercial:
Commercial and industrial	92	—	987	—	—	1,079
Commercial real estate	5,700	974	3,758	—	—	10,432
SBA	364	346	2,426	—	—	3,136
Consumer:
Single family residential mortgage	—	—	255	—	226,896	227,151
Total PCI loans	6,156	1,320	7,426	—	226,896	241,798
Total	$3,566,394	$42,586	$97,538	$301	$226,896	$3,933,715

The following table presents the risk categories for loans and leases as of December 31, 2014:

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$219,747	$279	$2,280	$—	$—	$222,306
Green Loans (HELOC) - first liens	104,640	399	18,138	—	—	123,177
Green Loans (HELOC) - second liens	4,770	—	209	—	—	4,979
Other consumer	113	—	—	—	—	113
Total NTM loans	329,270	678	20,627	—	—	350,575
Traditional loans and leases:
Commercial:
Commercial and industrial	477,319	117	12,330	—	—	489,766
Commercial real estate	943,645	14,281	30,404	—	—	988,330
Multi-family	932,438	6,684	16,561	—	—	955,683
SBA	32,171	—	827	—	—	32,998
Construction	42,198	—	—	—	—	42,198
Lease financing	85,613	36	100	—	—	85,749
Consumer:
Single family residential mortgage	569,871	10,395	14,834	—	—	595,100
Other consumer	161,701	85	40	—	—	161,826
Total traditional loans and leases	3,244,956	31,598	75,096	—	—	3,351,650
PCI loans:
Commercial:
Commercial and industrial	104	—	1,030	—	—	1,134
Commercial real estate	6,676	985	3,866	—	—	11,527
SBA	677	351	2,129	—	—	3,157
Consumer:
Single family residential mortgage	—	—	268	—	230,811	231,079
Total PCI loans	7,457	1,336	7,293	—	230,811	246,897
Total	$3,581,683	$33,612	$103,016	$—	$230,811	$3,949,122

Purchased Credit Impaired Loans

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

	March 31, 2015		December 31, 2014
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial:
Commercial and industrial	$1,700	$1,079	$1,767	$1,134
Commercial real estate	12,052	10,432	13,708	11,527
SBA	4,175	3,136	4,220	3,157
Consumer:
Single family residential mortgage	277,253	227,151	283,067	231,079
Total	$295,180	$241,798	$302,762	$246,897
The following table presents a summary of accretable yield, or income expected to be collected for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$92,301	$126,336
New loans or leases purchased	—	—
Accretion of income	(5,048)	(7,169)
Changes in expected cash flows	(25)	131
Disposals	(1,933)	(10,950)
Balance at end of period	$85,295	$108,348

The Company did not purchase any PCI loans during the three months ended March 31, 2015 or 2014. During the three months ended March 31, 2015, the Company did not sell any PCI loans. During the three months ended March 31, 2014, the Company sold a portion of PCI loans with unpaid principal balances and carrying values of $27.7 million and $16.1 million, respectively, and recognized net gain on sale of loans of $2.3 million from the transaction.

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

Income (loss) from servicing rights for the three months ended March 31, 2015 and 2014 was $(442) thousand and $1.3 million, respectively. The decrease was mainly due to a loss recognized on the fair value of servicing rights. These amounts are reported in Loan Servicing Income in the Consolidated Statements of Operations. The following table presents a composition of servicing rights as of the dates indicated:

	March 31, 2015	December 31, 2014
	(In thousands)
Mortgage servicing rights, at fair value	$21,165	$19,082
SBA servicing rights, at cost	664	484
Total	$21,829	$19,566

Mortgage loans sold with servicing retained are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at March 31, 2015 and December 31, 2014 was $2.12 billion and $1.92 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $8.1 million and $8.3 million at March 31, 2015 and December 31, 2014, respectively.

Mortgage Servicing Rights

At March 31, 2015 and December 31, 2014, $0 and $5.9 million of the mortgage servicing rights were valued based on a market bid that settled subsequent to each period end, which were classified as Level 3, respectively. The following table presents the key characteristics, inputs and economic assumptions used to estimate the fair value of the MSRs as of the dates indicated:

	March 31, 2015	December 31, 2014
	($ in thousands)
Fair value of retained MSRs	$21,165	$13,135
Discount rate	9.84%	10.09%
Constant prepayment rate	12.98%	13.22%
Weighted-average life (in years)	6.04	5.80

The following table presents activity in the MSRs for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$19,082	$13,535
Additions	10,192	5,140
Changes in fair value resulting from valuation inputs or assumptions	(528)	462
Sales of servicing rights	(5,862)	—
Other—loans paid off	(1,719)	(584)
Balance at end of period	$21,165	$18,553

SBA Servicing Rights

The Company used a discount rate of 7.25 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$484	$348
Additions	195	—
Amortization, including prepayments	(15)	(21)
Balance at end of period	$664	$327

NOTE 7 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$423	$—
Additions	534	150
Sales and net direct write-downs	(437)	—
Net change in valuation allowance	(22)	—
Balance at end of period	$498	$150

The following table presents the activity in the other real estate owned valuation allowance for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$32	$—
Additions	22	—
Net direct write-downs and removals from sale	—	—
Balance at end of period	$54	$—

The following table presents expenses related to foreclosed assets included in Loan Servicing and Foreclosure Expenses on the Consolidated Statements of Operations for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net gain (loss) on sales	$17	$—
Operating expenses, net of rental income	—	—
Total	$17	$—

The Company did not provide loans for sale of other real estate owned during the three months ended March 31, 2015 and 2014.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

At March 31, 2015, the Company had goodwill of $31.6 million related to the RenovationReady, CS Financial, Private Bank of California, and Beach Business Bank acquisitions.

The Company tests its goodwill for impairment annually as of August 31 (the Measurement Date). At the Measurement Date, the Company, in accordance with ASC 350-20-35-3, evaluates, based on the weight of evidence, the significance of all qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The assessment of qualitative factors at the most recent Measurement Date indicated that it is not more likely than not that impairment existed; as a result no further testing was performed.

Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of March 31, 2015, the weighted average remaining amortization period for core deposit intangibles was approximately 8.0 years. Customer relationship intangible, related to the RenovationReady acquisition, is amortized over its useful life of 5 years. As of March 31, 2015, the remaining amortization period for customer relationship intangible was approximately 3.8 years. Trade name intangibles, related to the RenovationReady and CS Financial acquisitions, have indefinite useful lives. The following table presents a summary of other intangible assets as of the dates indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
March 31, 2015
Core deposit intangibles	$31,162	$8,748	$22,414
Customer relationship intangible	670	156	514
Trade name intangibles	780	—	780
December 31, 2014
Core deposit intangibles	$31,162	$7,237	$23,925
Customer relationship intangible	670	123	547
Trade name intangibles	780	—	780

Aggregate amortization of intangible assets was $1.5 million and $939 thousand for the three months ended March 31, 2015 and 2014, respectively. The following table presents estimated future amortization expenses as of March 31, 2015:

	2015	2016	2017	2018	2019 and After	Total
	(In thousands)
Estimated future amortization expense	$4,292	$4,946	$4,066	$3,205	$6,419	$22,928

The Company has identified operating segments for purposes of management reporting and, accordingly, reallocated goodwill reporting units. Management reallocated goodwill to the reporting units using a relative fair value approach. The carrying values of goodwill allocated to the reportable segments were $29.5 million and $2.1 million to the Banking segment and Mortgage Banking segment, respectively, at March 31, 2015. See Note 19 for additional information.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At March 31, 2015, $400.0 million of the Bank's advances from the FHLB were fixed-rate and had interest rates ranging from 0.28 percent to 0.34 percent with a weighted average interest rate of 0.31 percent and $145.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.24 percent. At December 31, 2014, $400.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.19 percent to 0.82 percent with a weighted average interest rate of 0.31 percent, and $233.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.27 percent.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At March 31, 2015 and December 31, 2014, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $1.89 billion and $1.84 billion, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $27.4 million and $29.8 million at March 31, 2015 and December 31, 2014, respectively. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $943.0 million at March 31, 2015.

The Bank maintained a line of credit of $111.1 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $149.0 million with no outstanding borrowings at March 31, 2015. The Bank also maintained available unsecured federal funds lines of credit of $85.0 million and potential borrowings under repurchase agreements up to $319.6 million at March 31, 2015.

On March 30, 2015, Banc of California, Inc. established a line of credit of $20.0 million with a financial institution with a maturity date of March 28, 2016 at a floating interest rate equal to a LIBOR rate plus 2.25 percent or a prime rate, the proceeds of which are to be used for working capital purposes. The Company had outstanding borrowings of $15.0 million under this line of credit at March 31, 2015.

NOTE 10 – LONG TERM DEBT

Senior Notes

On April 23, 2012, the Company completed the public offering of $33.0 million aggregate principal amount of its 7.50 percent Senior Notes due April 15, 2020 (the Senior Notes I) at a price to the public of $25.00 per Senior Note I. Net proceeds after discounts were approximately $31.7 million.

On December 6, 2012, the Company completed the issuance and sale of an additional $45.0 million aggregate principal amount of the Senior Notes I at a price to the public of $25.00 per Senior Note I, plus accrued interest from October 15, 2012. Net proceeds after discounts, including a full exercise of the $6.8 million underwriters’ overallotment option on December 7, 2012, were approximately $50.1 million.

The Senior Notes I were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the Base Indenture), as supplemented by the First Supplemental Indenture, dated as of April 23, 2012, (the First Supplemental Indenture, and together with the Base Indenture, the Senior Notes I Indenture), between the Company and U.S. Bank National Association, as trustee.

The Senior Notes I are the Company’s senior unsecured debt obligations and rank equally with all of the Company’s other present and future unsecured unsubordinated obligations. The Senior Notes I bear interest at a per-annum rate of 7.50 percent. The Company makes interest payments on the Senior Notes I quarterly in arrears.

The Company may, at the Company’s option, on April 15, 2015, or on any scheduled interest payment date thereafter, redeem the Senior Notes I in whole or in part on not less than 30 nor more than 60 days’ prior notice. The Senior Notes I will be redeemable at a redemption price equal to 100 percent of the principal amount of the Senior Notes I to be redeemed plus accrued and unpaid interest to the date of redemption.

The Senior Notes I Indenture contains several covenants which, among other things, restrict the Company’s ability and the ability of the Company’s subsidiaries to dispose of or incur liens on the voting stock of certain subsidiaries and also contains customary events of default.

Subsequent to March 31, 2015, the Company completed the issuance and sale of additional senior notes (Senior Notes II). See Note 21 for additional information.

Tangible Equity Units – Amortizing Notes

On May 21, 2014, the Company issued $69.0 million of 8.00 percent tangible equity units (TEUs) in an underwritten public offering. A total of 1,380,000 TEUs were issued, including 180,000 TEUs issued to the underwriter upon exercise of its overallotment option, with each TEU having a stated amount of $50.00. Each TEU is comprised of (i) a prepaid stock purchase contract (each a Purchase Contract) that will be settled by delivery of a specified number of shares of Company Common Stock and (ii) a junior subordinated amortizing note due May 15, 2017 (each an Amortizing Note) that has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50 percent per annum and has a scheduled final installment payment date of May 15, 2017. The Company has the right to defer installment payments on the Amortizing Notes at any time and from time to time, subject to certain restrictions, so long as such deferral period does not extend beyond May 15, 2019.

The Purchase Contracts and Amortizing Notes are accounted for separately. The Purchase Contract component of the TEUs is recorded in Additional Paid in Capital on the Consolidated Statements of Financial Condition. The Amortizing Note is recorded in Notes Payable on the Consolidated Statements of Financial Condition. The relative fair values of the Amortizing Notes and Purchase Contracts were estimated to be approximately $14.6 million and $54.4 million, respectively. Total issuance costs associated with the TEUs were $4.0 million (including the underwriter discount of $3.3 million), of which $857 thousand was allocated to the liability component and $3.2 million was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs is being amortized over the term of the amortizing note. Net proceeds of $65.0 million from the issuance of the TEUs were designated to partially finance the BPNA Branch Acquisition and for general corporate purposes. See Note 15 for additional information.

NOTE 11 – INCOME TAXES

For the three months ended March 31, 2015 and 2014, income tax expense was $9.5 million and $191 thousand, respectively, and the effective tax rate was 43.1 percent and 20.3 percent, respectively. The Company’s effective tax rate increased due to the release of the valuation allowance during the three months ended March 31, 2014, and an increase in the ASC 740-10-25 liability and interest expense related to the settlement of the 2010 and 2011 Internal Revenue Service examination.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, future taxable income and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized. Therefore, no valuation allowance was provided against the net deferred tax assets of $14.2 million and $16.4 million at March 31, 2015 and December 31, 2014, respectively.

ASC 740-10-25 (formerly FIN 48) relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $5.7 million and $5.4 million at March 31, 2015 and December 31, 2014, respectively. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will decrease up to $5.3 million in the next twelve months due to anticipated certain changes to the Company's tax accounting methods. As of March 31, 2015, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $340 thousand. At March 31, 2015 and December 31, 2014, the Company had $30 thousand and $23 thousand accrued for interest or penalties, respectively. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2010 (with the exception of Gateway Bancorp, a predecessor entity, which is currently under exam by the Internal Revenue Service for the 2008 and 2009 tax years).The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2010 (other state income and franchise tax statutes of limitations vary by state).

ASU 2014-01 was adopted effective January 1, 2015. Under this standard, amortization of investments in qualified low income housing tax credits is reported within income tax expense. See Note 1 for additional information.

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

During the three months ended March 31, 2015, the Bank originated $1.01 billion and sold $927.7 million conforming single family residential mortgage loans in the secondary market. The net gain and margin were $34.4 million and 3.41 percent, respectively, and loan origination fees were $3.5 million for the three months ended March 31, 2015. Included in the net gain is the initial capitalized value of our MSRs, which totaled $9.8 million, on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended March 31, 2015.

During the three months ended March 31, 2014, the Bank originated $511.5 million and sold $531.8 million of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $15.2 million and 2.96 percent, respectively, and loan origination fees were $2.2 million for the three months ended March 31, 2014. Included in the net gain is the initial capitalized value of our MSRs, which totaled $4.8 million, on loans sold to Fannie Mae and Freddie Mac for the three months ended March 31, 2014.

Mortgage Loan Repurchase Obligations

In addition to net revenue on mortgage banking activities, the Company records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Total provision for loan repurchases totaled $1.3 million and $571 thousand for the three months ended March 31, 2015 and 2014, respectively. Of these total provisions for loan repurchases, the Company recorded an initial provision for loan repurchases of $483 thousand against net revenue on mortgage banking activities during the three months ended March 31, 2015.

The following table presents a summary of activity in the reserve for losses on repurchased loans for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$8,303	$5,427
Provision for loan repurchases	1,328	571
Payments made for loss reimbursement on sold loans	(1,199)	(132)
Balance at end of period	$8,432	$5,866

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

On September 30, 2013 and January 30, 2015, the Company entered into pay-fixed, receive-variable interest-rate swap contracts for the notional amounts of $50.0 million and $25.0 million, respectively, with maturity dates of September 27, 2018 and January 30, 2022, respectively. These swap contracts were entered into with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR based variable rate deposits. The Company is accounting for the swaps as cash flow hedges under ASC 815. The fair values of the interest rate swaps were losses of $415 thousand and $235 thousand as of March 31, 2015 and December 31, 2014, respectively.

The Company originates residential real estate mortgage loans and generates revenues from the origination and sale of these loans. Although management closely monitors market conditions, such activities are sensitive to fluctuations in prevailing interest rates and real estate markets. As of March 31, 2015, approximately 78.8 percent of all properties securing loans held for sale were located in California. A change in the underlying economic conditions of the California residential real estate market could have an adverse impact on the Company’s results of operations.

In connection with mortgage banking activities, if interest rates increase, the value of the Company’s loan commitments to borrowers and fixed rate mortgage loans held-for-sale are adversely impacted. The Company attempts to economically hedge the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by selling forward contracts on securities with government-sponsored enterprises (GSEs) and investors in loans. Forward contracts on securities of GSEs and loan commitments to borrowers are non-designated derivative instruments and the gains and losses resulting from these derivative instruments are included in Net Revenue on Mortgage Banking Activities in the Consolidated Statements of Operations. At March 31, 2015, the resulting derivative assets of $13.6 million and liabilities of $4.1 million, are included in Other Assets and Accrued Expenses and Other Liabilities, respectively, on the Consolidated Statements of Financial Condition. At March 31, 2015, the Company had outstanding forward sales commitments totaling $572.0 million. At March 31, 2015, the Company was committed to fund loans for borrowers of approximately $439.9 million.

The net losses relating to free-standing derivative instruments used for risk management were $2.7 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively, and are included in Net Revenue on Mortgage Banking Activities in the Consolidated Statements of Operations.

The following table presents the amount and market value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated. Note 3 contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	March 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Included in assets:
Interest rate lock commitments	$429,917	$13,555	$179,923	$5,750
Mandatory forward commitments	—	—	25,735	629
Total included in assets	$429,917	$13,555	$205,658	$6,379
Included in liabilities:
Interest rate lock commitments	$9,978	$98	$10,075	$197
Mandatory forward commitments	572,000	4,039	364,829	2,803
Interest rate swap	75,000	415	50,000	235
Total included in liabilities	$656,978	$4,552	$424,904	$3,235

NOTE 14 – STOCK COMPENSATION PLANS

Share-based Compensation Expense

For the three months ended March 31, 2015 and 2014, share-based compensation expense was $1.7 million and $923 thousand, respectively, and the related tax benefits were $694 thousand and $0, respectively.

On July 16, 2013, the Company’s stockholders approved the Company’s 2013 Omnibus Stock Incentive Plan (the 2013 Omnibus Plan). Upon the approval of the 2013 Omnibus Plan, the Company ceased being able to grant new awards under the Company’s 2011 Omnibus Incentive Plan or any prior equity incentive plans. The 2013 Omnibus Plan provides that the aggregate number of shares of Company common stock that may be subject to awards under the 2013 Omnibus Plan will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of March 31, 2015, based on the number of shares then registered for issuance under the 2013 Omnibus Plan, 2,988,604 shares were available for future awards under the 2013 Omnibus Plan.

Unrecognized Share-based Compensation Expense

The following table presents unrecognized share-based compensation expense as of March 31, 2015:

	Unrecognized Expense	Average Expected Recognition Period
	($ in thousands)
Stock option awards	$998	2.9 years
Restricted stock awards and restricted stock units	9,546	3.6 years
Total	$10,544	3.5 years

Stock Options

The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the current market price on the date of grant (or, in the case of options granted under the 2013 Omnibus Plan, at the closing market price on the business day before the date of grant), and generally have a three to five year vesting period and contractual terms of seven to ten years.

The following table represents stock option activity as of and for the three months ended March 31, 2015:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	879,070	$12.67	7.3 years	$32
Granted	—	$—	0.0 years	$—
Exercised	—	$—	0.0 years	$—
Forfeited	(50,540)	$11.90	5.6 years	$—
Outstanding at end of period	828,530	$12.72	7.4 years	$229
Exercisable at end of period	496,016	$11.85	7.9 years	$229

The following table represents changes in unvested stock options and related information as of and for the three months ended March 31, 2015:

	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of period	552,672	$12.74
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Outstanding at end of period	552,672	$12.74

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

The following table represents unvested restricted stock awards and restricted stock units activity as of and for the three months ended March 31, 2015:

	Number of Shares	Weighted- Average Price per Share
Outstanding at beginning of period	1,287,302	$12.53
Granted	80,670	$10.93
Vested	(22,419)	$11.06
Forfeited	(28,669)	$12.22
Outstanding at end of period	1,316,884	$12.46

Stock Appreciation Rights

On August 21, 2012, the Company granted to its chief executive officer a ten-year stock appreciation right (SAR) with respect to 500,000 shares (Initial SAR) of the Company’s common stock with a base price of $12.12 per share. One third of the Initial SAR vested on the grant date, one third vested on the first anniversary of the grant date and one-third vested on the second anniversary of the grant date such that the SAR was fully vested on the second anniversary of the grant date. Upon cessation of the chief executive officer’s service with the Company for “Cause” or without “Good Reason” (including a cessation of service following the expiration of the term of the chief executive officer’s employment agreement), the vested portion of all SARs will expire 90 days following the cessation of service. Except as otherwise described below for Additional SAR VI, additional SARs (Additional SARs) have been issued to the Company’s chief executive officer with the same terms and conditions (including vesting and dividend equivalent rights) as the Initial SAR pursuant to the anti-dilution provisions under the SAR agreement with the Company due to the Company’s subsequent issuances of shares of common stock.

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

Until each Purchase Contract settles and the voting common stock related thereto is issued, each corresponding Additional SAR VI has a vesting date of May 21, 2017 and has no dividend equivalent rights prior to vesting. The Additional SAR VI vests earlier as follows: (i) for any Purchase Contract settled before August 21, 2014, the Additional SAR VI corresponding to such Purchase Contract became 2/3 vested and exercisable on the date on which any such Purchase Contract was settled and the remaining 1/3 became vested and exercisable on August 21, 2014 and, until it became vested on August 21, 2014, the 1/3 unvested Additional SAR VI corresponding to such Purchase Contract was eligible for the same dividend equivalent rights as the Initial SAR; (ii) for any Purchase Contract settled in shares of voting common stock on or after August 21, 2014, then the Additional SAR VI corresponding to such Purchase Contract shall become 100 percent vested and exercisable on the date on which any such Purchase Contract is settled; and (iii) if the aggregate number of shares of voting common stock issued in settlement of any single Purchase Contract on the settlement date (the Actually Issued Common Shares) is less than the initial maximum settlement rate, then the Additional SAR VI related to that single Purchase Contract shall be recalculated and adjusted pursuant to the terms of the Initial SAR based on the Actually Issued Common Shares instead of the initial maximum settlement rate and the chief executive officer shall forfeit on such settlement date any Additional SAR VI granted in excess of those that would have been granted on the respective settlement date.

The following table represents a summary of all outstanding SARs (Initial SAR and Additional SARs, together the SARs):

	Initial SAR	Additional SAR I (1)	Additional SAR II (2)	Additional SAR III (3)	Additional SAR IV (4)	Additional SAR V (5)	Additional SAR VI (6)	Additional SAR VII (7)
Grant Date	8/21/2012	6/21/2013	7/1/2013	7/2/2013	12/10/2013	5/21/2014	5/21/2014	11/7/2014
Number of shares	500,000	150,933	88,366	15,275	70,877	252,023	280,110	216,334
Base price per share	$12.12	$13.06	$13.60	$13.55	$12.83	$10.09	$10.09	$11.62
Grant date fair value per share	$2.77	$2.38	$2.17	$2.19	$2.47	$1.65	$2.22	$1.84

(1)	Issued due to the Company’s common stock issuance for an underwritten public offering completed on June 21, 2013.

(2)	Issued due to the Company’s common stock issuance in connection with the PBOC acquisition completed on July 1, 2013.

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

(6)
The Additional SAR VI originally related to 300,219 shares of common stock with a scheduled vesting of May 21, 2017, as described above. As a result of the settlements of portions of the Purchase Contacts, the Additional SAR VI accelerated in vesting with respect to 143,849 shares and 20,109 shares were forfeited as of March 31, 2015. A portion of Additional SAR VI that has accelerated in vesting has the same terms and conditions as the Initial SAR.

(7)	Issued due to the Company's common stock issuance for a private placement completed on November 7, 2014.

The SARs originally were to be settled in cash and the compensation expense for the SARs was recognized over the vesting period based on the fair value as calculated using Black Scholes as of the grant date and adjusted each quarter. On December 13, 2013 (the conversion date), the Company amended the Initial SAR agreement to provide that the SARs be settled in shares of voting common stock rather than cash, with all other terms remaining substantially the same. Currently, compensation expense is recognized over the vesting period based on the fair value as calculated using Black Scholes as of the conversion date for the SARs issued before the conversion date and grant dates for the SARs issued after the conversion date.

NOTE 15 – STOCKHOLDERS’ EQUITY

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

On November 1, 2010, the Company also issued warrants to COR Advisors LLC, an entity controlled by Steven A. Sugarman, who became a director of the Company on that date and later became President and Chief Executive Officer of the Company, to purchase up to 1,395,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to certain adjustments to the number of shares underlying the warrants as well as certain adjustments to the warrant exercise price as applicable. As a result of transfers of these warrants subsequent to their original issuance, warrants for the right to purchase 960,000 shares of non-voting common stock are now held by Mr. Sugarman and his spouse through a living trust, and warrants for the right to purchase 435,000 shares of non-voting common stock are now held by Jeffrey T. Seabold, Executive Vice President and Chief Banking Officer of the Bank. These warrants vested in tranches, with the first tranche vesting on January 1, 2011 and the last tranche vesting on July 1, 2013 and with each respective tranche being exercisable for five years after the tranche's vesting date.

The warrants are exercisable for voting common stock in lieu of non-voting common stock following the transfer of the warrants in a widely dispersed offering or in other limited circumstances. Based on automatic adjustments to the original $11.00 exercise price, the Company has determined that the exercise price for these warrants was $9.22 per share as of March 31, 2015. The terms and issuance of the foregoing warrants were approved by the Company's stockholders at a special meeting held on October 25, 2010.

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

From the first business day following the issuance of the TEUs to but excluding the third business day immediately preceding May 15, 2017, a holder of a Purchase Contract may settle its Purchase Contract early, and the Company will deliver to the holder 4.4456 shares of voting common stock. The holder also may elect to settle its Purchase Contract early in connection with a “fundamental change,” in which case the holder will receive a number of shares of voting common stock based on a fundamental change early settlement rate. The Company may elect to settle all Purchase Contracts early by delivering to each holder 5.1124 shares of voting common stock or, under certain circumstances, by delivering 4.4456 shares of voting common stock. As of March 31, 2015, a total of 708,692 Purchase Contracts had been settled early by their holders, resulting in the issuance by the Company of 3,150,561 shares of voting common stock. As of March 31, 2015, 671,308 Purchase Contracts remained outstanding.

Each Amortizing Note has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50 percent per annum and has a scheduled final installment payment date of May 15, 2017. On each August 15, November 15, February 15 and May 15, commencing on August 15, 2014, the Company will pay holders of Amortizing Notes equal quarterly cash installments of $1.00 per Amortizing Note (or, in the case of the installment payment due on August 15, 2014, $0.933333 per Amortizing Note) (such installments, the installment payments), which installment payments in the aggregate will be equivalent to a 8.00 percent cash distribution per year with respect to each $50.00 stated amount of TEUs. Each installment payment will constitute a payment of interest (at a rate of 7.50 percent per annum) and a partial repayment of principal on each Amortizing Note. The Company has the right to defer installment payments at any time and from time to time, subject to certain restrictions, so long as such deferral period does not extend beyond May 15, 2019. If the Company elects to settle the Purchase Contracts early, the holders of the Amortizing Notes will have the right to require the Company to repurchase the Amortizing Notes. As of March 31, 2015, the Amortizing Notes totaled $10.9 million, net of unamortized discounts, and were included in Notes Payable on the Consolidated Statements of Financial Condition.

Preferred Stock

Subsequent to March 31, 2015, the Company issued depositary shares, each representing a 1/40th interest in a share of preferred stock. See Note 21 for additional information.

Change in Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income includes unrealized gain (losses) on available for sale investment securities and unrealized gain on cash flow hedge. Changes to other accumulated other comprehensive income are presented net of tax effect as a component of equity. Reclassifications from accumulated comprehensive income are recorded on the statements of operations either as a gain or loss.

The following table presents changes to accumulated other comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2015			2014
	Available for Sale Securities	Cash Flow Hedge	Total	Available for Sale Securities	Cash Flow Hedge	Total
	(In thousands)
Unrealized gain (loss)
Balance at beginning of period	$509	$(136)	$373	$(826)	$226	$(600)
Unrealized gain(loss) arising during the period	3,330	(180)	3,150	1,023	(217)	806
Reclassification adjustment from other comprehensive income	2	—	2	(507)	—	(507)
Tax effect of current period changes	(1,403)	76	(1,327)	—	—	—
Total changes, net of taxes	1,929	(104)	1,825	516	(217)	299
Balance at end of period	$2,438	$(240)	$2,198	$(310)	$9	$(301)

NOTE 16 – REGULATORY CAPITAL MATTERS

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Amount	Ratio	Minimum Capital Requirement	Ratio	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions	Ratio
	($ in thousands)
March 31, 2015
Banc of California, Inc.
Total risk-based capital ratio	$502,054	11.55%	$347,838	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	470,808	10.83%	260,879	6.00%	N/A	N/A
Common equity tier 1 capital ratio	391,714	9.01%	195,659	4.50%	N/A	N/A
Tier 1 leverage ratio	470,808	7.99%	235,611	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$589,547	13.58%	$347,348	8.00%	$434,185	10.00%
Tier 1 risk-based capital ratio	558,301	12.86%	260,511	6.00%	347,348	8.00%
Common equity tier 1 capital ratio	558,301	12.86%	195,383	4.50%	282,220	6.50%
Tier 1 leverage ratio	558,301	9.49%	235,344	4.00%	294,180	5.00%
December 31, 2014
Banc of California, Inc.
Total risk-based capital ratio	$473,656	11.28%	$335,829	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	442,307	10.54%	167,914	4.00%	N/A	N/A
Tier 1 leverage ratio	442,307	8.57%	206,502	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$503,727	12.04%	$334,834	8.00%	$418,543	10.00%
Tier 1 risk-based capital ratio	472,378	11.29%	167,417	4.00%	251,126	6.00%
Tier 1 leverage ratio	472,378	9.17%	206,095	4.00%	257,619	5.00%

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

•	Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights.

•	Requires a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent.

•	Increases the minimum Tier 1 capital to risk-weighted assets ratio requirement from 4 percent to 6 percent.

•	Retains the minimum total capital to risk-weighted assets ratio requirement of 8 percent.

•	Retains a minimum leverage ratio requirement of 4 percent.

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

•
Implements a new capital conservation buffer requirement for a banking organization to maintain a common equity capital ratio more than 2.5 percent above the minimum common equity Tier 1 capital, Tier 1 capital and total risk based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625 percent and will be fully phased in at 2.50 percent by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5 percent or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short term commitments and securitization exposures.

•	Expands the recognition of collateral and guarantors in determining risk-weighted assets.

•	Removes references to credit ratings consistent with the Dodd Frank Act and establishes due diligence requirements for securitization exposures.

NOTE 17 – EARNINGS PER COMMON SHARE

Net income (loss) allocated to common stockholders is computed by subtracting income allocated to participating securities, participating securities dividends and preferred stock dividends from net income. Participating securities are instruments granted in share-based payment transactions that contain rights to receive nonforfeitable dividends or dividend equivalents, which includes the SARs to the extent they confer dividend equivalent rights, as described under “Stock Appreciation Rights” in Note 14. Basic earnings (loss) per common share (EPS) is computed by dividing net income allocated to common stockholders by the weighted average number of shares outstanding, including the minimum number of shares issuable under purchase contracts relating to the tangible equity units. Diluted EPS is computed by dividing net income (loss) allocated to common stockholders by the weighted average number of shares outstanding, adjusted for the dilutive effect of the restricted stock units, the potentially issuable shares in excess of the minimum under purchase contracts relating to the tangible equity units, outstanding stock options, and warrants to purchase common stock. Computations for basic and diluted EPS are provided below.

	Three Months Ended March 31,
	2015			2014
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
Basic:
Net income	$12,560	$14	$12,574	$727	$22	$749
Less: income allocated to participating securities	(272)	—	(272)	—	—	—
Less: participating securities dividends	(173)	—	(173)	—	—	—
Less: preferred stock dividends	(909)	(1)	(910)	(883)	(27)	(910)
Net income (loss) allocated to common stockholders	$11,206	$13	$11,219	$(156)	$(5)	$(161)
Weighted average common shares outstanding	37,831,035	42,218	37,873,253	19,609,017	590,008	20,199,025
Basic earnings (loss) per common share	$0.30	$0.30	$0.30	$(0.01)	$(0.01)	$(0.01)
Diluted:
Net income (loss) allocated to common stockholders	$11,206	$13	$11,219	$(156)	$(5)	$(161)
Additional income allocation for class B dilutive shares	(85)	85	—	—	—	—
Adjusted net income (loss) allocated to common stockholders	$11,121	$98	$11,219	$(156)	$(5)	$(161)
Weighted average common shares outstanding for basic earnings per common share	37,831,035	42,218	37,873,253	19,609,017	590,008	20,199,025
Add: Dilutive effects of restricted stock units	146,876	—	146,876	—	—	—
Add: Dilutive effects of purchase contracts	—	—	—	—	—	—
Add: Dilutive effects of stock options	626	—	626	—	—	—
Add: Dilutive effects of warrants	—	283,911	283,911	—	—	—
Average shares and dilutive common shares	37,978,537	326,129	38,304,666	19,609,017	590,008	20,199,025
Diluted earnings (loss) per common share	$0.29	$0.30	$0.29	$(0.01)	$(0.01)	$(0.01)

For the three months ended March 31, 2015, there were 797,514 stock options for common stock that were not considered in computing diluted earnings per common share, because they were anti-dilutive. For the three months ended March 31, 2014, there were 1,493,505 stock options and 1,635,000 warrants for common stock that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

NOTE 18 – OFF-BALANCE SHEET COMMITMENTS

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	March 31, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit	$126,760	$94,011	$87,517	$82,818
Unused lines of credit	35,865	310,839	20,631	295,626
Letters of credit	810	11,140	825	10,411

Commitments to make loans are generally made for periods of 30 days or less.

As of March 31, 2015, total forward commitments were $612.1 million. These commitments consisted of jumbo mortgage loan sale commitments of $8.9 million, TBAs of $572.0 million, best efforts of $31.3 million, and other commitments of $0. Additionally, the Company had IRLCs of $439.9 million at March 31, 2015.

NOTE 19 – SEGMENT REPORTING

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company has identified four operating segments for purposes of management reporting: i) Banking; ii) Mortgage Banking; iii) Financial Advisory and Asset Management; and iv) Corporate/Other. Each of these four business divisions meets the criteria of an operating segment, as each segment engages in business activities from which it earns revenues and incurs expenses and its operating results are regularly reviewed by the Company’s chief operating decision-maker, the Company's President and Chief Executive Officer or his delegate, to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available.

The principal business of the Banking segment consists of attracting deposits and investing these funds primarily in commercial, consumer and real estate secured loans. The principal business of the Mortgage Banking segment is originating conforming SFR loans and selling these loans in the secondary market. The principal business of the Financial Advisory and Asset Management segment is operated by The Palisades Group and provides services of purchase, sale and management of SFR mortgage loans. The Corporate/Other segment includes the holding company and PTB, an entity formed to hold real estate. The Corporate/Other operating segment engages in business activities through the sale of other real estate owned and loans held at the holding company and incurs interest expense on debt as well as non-interest expense for corporate related activities. The operating segment results do not include allocation of centralized costs that are currently recorded in the Banking and Corporate/Other segment. The Company is currently in the process of determining the basis for calculating allocations.

The following table represents the operating segments’ financial results and other key financial measures as of or for the three months ended March 31, 2015 and 2014:

	As of or For the Three Months Ended
	Banking	Mortgage Banking	Financial Advisory and Asset Management	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
March 31, 2015
Net interest income	$51,552	$2,501	$—	$(2,056)	$—	$51,997
Provision for loan and lease losses	—	—	—	—	—	—
Noninterest income	7,855	36,928	2,622	—	(1,425)	45,980
Noninterest expense	43,492	29,797	1,980	2,035	(1,425)	75,879
Income (loss) before income taxes	$15,915	$9,632	$642	$(4,091)	$—	$22,098
Total assets	$5,684,574	$406,215	$2,987	$25,424	$(21,845)	$6,097,355
March 31, 2014
Net interest income	$34,900	$1,869	$—	$(1,584)	$—	$35,185
Provision for loan and lease losses	1,929	—	—	—	—	1,929
Noninterest income	5,796	18,369	2,993	3	(1,883)	25,278
Noninterest expense	31,681	22,849	2,246	2,701	(1,883)	57,594
Income (loss) before income taxes	$7,086	$(2,611)	$747	$(4,282)	$—	$940
Total assets	$3,816,728	$202,555	$3,943	$19,257	$(12,018)	$4,030,465

NOTE 20 – RELATED-PARTY TRANSACTIONS

The Bank has granted loans to certain officers and directors and their related interests. Loans outstanding to officers and directors and their related interests amounted to $220 thousand and $200 thousand at March 31, 2015 and December 31, 2014, respectively, each of which were performing in accordance with their respective terms. These loans are made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. The Bank has an Employee Loan Program (the Program) which offers executive officers, directors and principal stockholders that meet the eligibility requirements the opportunity to participate on the same terms as employees generally, provided that any loan to an executive officer, director or principal stockholder must be approved by the Bank’s Board of Directors. The sole benefit provided under the Program is a reduction in loan fees.

Deposits from principal officers, directors, and their related interests amounted to $3.5 million and $4.5 million at March 31, 2015 and December 31, 2014, respectively.

Transactions Involving Steven A. Sugarman. The following is a description of transactions involving the Company and certain entities affiliated with or relatives of Steven A. Sugarman, President and Chief Executive Officer of the Company and the Bank and a member of the Board of Directors of the Company and the Bank.

The Palisades Group Lease Payment Reimbursements. The Company acquired its subsidiary, The Palisades Group, LLC (The Palisades Group) on September 16, 2013, at which time Palisades occupied premises in Santa Monica, California leased by COR Securities Holding, Inc. (CORSHI), of which Mr. Sugarman is the Chief Executive Officer as well as a stockholder (both directly and indirectly). In light of the benefit received by The Palisades Group of its occupancy of the Santa Monica premises, the disinterested directors of the Company’s Board ratified reimbursement to CORSHI for rental payments made for the Santa Monica premises for the period commencing September 16, 2013 through June 27, 2014, the last date The Palisades Group occupied the premises. The Palisades Group negotiated with an unaffiliated third party a lease for new premises and occupied those premises on June 27, 2014.

The aggregate amount of rent payments reimbursed to CORSHI from September 16, 2013 through December 30, 2013 were $40 thousand comprised of: (i) $6 thousand, the pro-rated base rent amount for the partial month of September 2013; (ii) $11 thousand per month in base rent for the months of October and November 2013; and (iii) $12 thousand per month in base rent for the month of December 2013.

Regarding the security deposit for the premises, after The Palisades Group occupied the CORSHI premises, the Company reimbursed CORSHI relating to a security deposit amount for the premises of $34 thousand and the Company later received reimbursement of this security deposit amount from The Palisades Group. For the months of January 1, 2014 through June 27, 2014, CORSHI granted The Palisades Group a rent abatement equal to the $34 thousand security deposit and, combined with additional payments, The Palisades Group paid leasing costs totaling $58 thousand to CORSHI for that same time period. The Compensation, Nominating and Corporate Governance Committee of the Board has monitored all the reimbursement costs reviewed the aggregate reimbursement costs.

The Palisades Group Consulting Agreement. As discussed above, the Company acquired its subsidiary, The Palisades Group, on September 16, 2013. Effective July 1, 2013, The Palisades Group entered into a consulting agreement with Jason Sugarman, Mr. Sugarman’s brother. Jason Sugarman provides advisory services to financial institutions and other institutional clients related to investments in residential mortgages, real estate and real estate related assets and The Palisades Group entered into the agreement with Jason Sugarman to provide these types of consulting services. The consulting agreement is for a term of 5 years, with a minimum payment of $30 thousand owed at the end of each quarter (or $600 thousand in the aggregate) for consulting services Jason Sugarman has provided The Palisades Group, which does not include any bonuses that may be earned under the agreement. For the years ended December 31, 2013 and 2014 and the three months ended March 31, 2015, base and bonus amounts earned by Jason Sugarman under the consulting agreement totaled $121 thousand, $1.2 million, and $30 thousand, respectively. Effective as of March 26, 2015, the bonus amount paid to Jason Sugarman for 2014 was credited in satisfaction and full discharge of all currently accrued but unpaid, and further quarterly payments specified under the consulting agreement, but not against any future discretionary incentive compensation payments. The consulting agreement may be terminated at any time by either The Palisades Group or Jason Sugarman upon 30 days prior written notice. The consulting agreement with Jason Sugarman was reviewed as a related party transaction and approved by the Compensation, Nominating and Corporate Governance Committee and approved by the disinterested directors of the Board.

St. Cloud Investment. Based on a Schedule 13-G amendment filed with the Securities and Exchange Commission on February 14, 2012, St. Cloud Capital, LLC (St. Cloud) holds 700,538 shares of the Company’s voting common stock (approximately 2.0 percent of the Company's outstanding shares as of March 31, 2015). On November 24, 2014, the Bank invested as a limited partner in an affiliate of St. Cloud. The affiliate is St. Cloud Capital Partners III SBIC, LP (the Partnership), which applied for a license granted by the U.S. Small Business Administration to operate as a debenture Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958 and the regulations promulgated thereunder. The Community Reinvestment Act of 1977 expressly identifies an investment by a bank in an SBIC as a type of investment that is presumed by the regulatory agencies to promote economic development.

The Boards of Directors of the Company and the Bank approved the Bank’s investment. The Bank has agreed to invest a minimum of $5.0 million, but up to $7.5 million as long as the Bank’s limited partnership interest in the Partnership remains under 9.9 percent.

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

Transactions Involving Jeffrey T. Seabold. The following is a description of transactions involving the Company and certain entities affiliated with Jeffrey T. Seabold, who currently is employed as Executive Vice President, Chief Banking Officer and previously served as a director of the Company and the Bank.

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

CS Financial Services Agreement. On December 27, 2012, the Company entered into a Management Services Agreement (Services Agreement) with CS Financial. On December 27, 2012, Mr. Seabold was then a member of the Board of Directors of each of the Company and the Bank. Under the Services Agreement, CS Financial agreed to provide the Bank such reasonably requested financial analysis, management consulting, knowledge sharing, training services and general advisory services as the Bank and CS Financial mutually agreed upon with respect to the Bank’s residential mortgage lending business, including strategic plans and business objectives, compliance function, monitoring, reporting and related systems, and policies and procedures, at a monthly fee of $100 thousand. The Services Agreement was recommended by disinterested members of management of the Bank and negotiated and approved by special committees of the Board of Directors of each of the Company and the Bank (Special Committees), comprised exclusively of independent, disinterested directors of the Boards. Each of the Boards of Directors of the Bank and the Company also considered and approved the Services Agreement, upon the recommendation of the Special Committees.

On May 13, 2013, the Bank hired Mr. Seabold as Managing Director and Chief Lending Officer by entering into a three-year employment agreement with Mr. Seabold (the 2013 Employment Agreement, which was amended and restated effective as of April 1, 2015 subsequent to Mr. Seabold's appointment as Chief Banking Officer). Simultaneously with entering into the 2013 Employment Agreement, the Bank terminated, with immediate effect, its Services Agreement with CS Financial. For the year ended December 31, 2013, the total compensation paid to CS Financial under the Services Agreement was $439 thousand.

Option to Acquire CS Financial. Under the 2013 Employment Agreement, Mr. Seabold granted to the Company and the Bank an option (CS Call Option), to acquire CS Financial for a purchase price of $10.0 million, payable pursuant to the terms provided under the 2013 Employment Agreement. Based upon the recommendation of the Special Committees, with the assistance of outside financial and legal advisors and consultants, the Boards of Directors of the Company and the Bank, with Mr. Sugarman recusing himself from the discussions and vote due to previously disclosed conflicts of interest, approved the recommendation of the Special Committees and, pursuant to a letter dated July 29, 2013, the Company indicated that the CS Call Option was being exercised by the Bank, subject to the negotiation and execution of definitive transaction documentation consistent with the applicable provisions of the 2013 Employment Agreement and the satisfaction of the terms and conditions set forth therein.

Merger Agreement. After exercise of the CS Call Option as described above, the Company and the Bank entered into an Agreement and Plan of Merger (Merger Agreement) with CS Financial, the stockholders of CS Financial (Sellers) and Mr. Seabold, as the Sellers’ Representative, and completed its acquisition of CS Financial on October 31, 2013.

Subject to the terms and conditions set forth in the Merger Agreement, which was approved by the Board of Directors of each of the Company, the Bank and CS Financial, at the effective time of the Merger, the outstanding shares of common stock of CS Financial were converted into the right to receive in the aggregate: (1) upon the closing of the Merger, (a) 173,791 shares (Closing Date Shares) of voting common stock, par value $0.01 per share, of the Company, and (b) $1.5 million in cash and $3.2 million in the form of a noninterest-bearing note issued by the Company to Mr. Seabold that was due and paid by the Company on January 2, 2014; and (2) upon the achievement of certain performance targets by the Bank’s lending activities following the closing of the Merger that are set forth in the Merger Agreement, up to 92,781 shares (Performance Shares) of voting common stock ((1) and (2), together, Merger Consideration).

Seller Stock Consideration. The Sellers under the Merger Agreement included Mr. Seabold, and the following relatives of Mr. Sugarman, Jason Sugarman (brother), Elizabeth Sugarman (sister-in-law), and Michael Sugarman (father), who each owned minority, non-controlling interests in CS Financial.

Upon the closing of the Merger and pursuant to the terms of the Merger Agreement, the aggregate shares of voting common stock issued as the consideration to the Sellers was 173,791 shares, which was allocated by the Sellers and issued as follows: (i) 103,663 shares to Mr. Seabold; (ii) 16,140 shares to Jason Sugarman; (iii) 16,140 shares to Elizabeth Sugarman; (iv) 3,228 shares to Michael Sugarman; and (v) 34,620 shares to certain employees of CS Financial. Of the 103,663 shares to be issued to Mr. Seabold, as allowed under the Merger Agreement and in consideration of repayment of a certain debt incurred by CS Financial owed to an entity controlled by Elizabeth Sugarman, Mr. Seabold requested the Company to issue all 103,663 shares directly to Elizabeth Sugarman, and such shares were so issued by the Company to Elizabeth Sugarman.

On October 31, 2014, certain of the Performance Shares were issued as follows: (i) 28,545 shares to Mr. Seabold; (ii) 1,082 shares to Jason Sugarman; (iii) 1,082 shares to Elizabeth Sugarman; and (iv) 216 shares to Michael Sugarman.

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

Transactions Involving Halle J. Benett. Halle J. Benett, a director of the Company and the Bank, became employed as a Managing Director and Head of the Diversified Financials Group at Keefe, Bruyette & Woods, Inc., a Stifel company, on April 1, 2014. Since that date, Keefe, Bruyette & Woods, Inc. has acted as an underwriter of multiple underwritten public offerings of the Company’s securities, as described below.

On May 21, 2014, the Company issued 5,150,000 shares of its voting common stock in an underwritten public offering and 772,500 shares of voting common stock upon the exercise in full by the underwriters of the underwritten public offering of their 30-day over-allotment option. Pursuant to an underwriting agreement with the Company entered into on May 15, 2014, Keefe, Bruyette & Woods, Inc., acted as one of the underwriters of the public offering and received gross underwriting fees and commissions from the Company of approximately $521 thousand for its services as an underwriter (less expenses, the amount was $481 thousand).

On April 6, 2015, the Company issued $175.0 million aggregate principal amount of its 5.25 percent Senior Notes due April 15, 2025 in an underwritten public offering. Pursuant to a purchase agreement entered into with the Company on March 31, 2015, Keefe, Bruyette & Woods, Inc., acted as one of the underwriters of that offering and received gross underwriting fees and commissions from the Company of approximately $263 thousand for its services as an underwriter. See Note 21 for additional information.

On April 8, 2015, the Company issued 4,000,000 depositary shares (Series D Depositary Shares) each representing 1/40th ownership interest in a share of 7.375 percent Non-Cumulative Perpetual Preferred Stock, Series D, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share) in an underwritten public offering and 600,000 Series D Depositary Shares upon the exercise in full by the underwriters of that offering of their 30-day over-allotment option. Pursuant to an underwriting agreement entered into with the Company on March 31, 2015, Keefe, Bruyette & Woods, Inc., acted as one of the underwriters of that offering and received gross underwriting fees and commissions from the Company of approximately $592 thousand for its services as an underwriter. See Note 21 for additional information.

Transaction Involving Former Board Chair Timothy R. Chrisman. On May 15, 2014, the disinterested members of the Board of Directors of the Company approved a strategic advisor agreement with Chrisman & Co. pursuant to which Chrisman & Co. would provide strategic advisory services for the Company. Mr. Chrisman, who retired from the Company Board on May 15, 2014 upon the expiration of the term of his directorship after the Company’s 2014 Annual Meeting of Stockholders, is the Chief Executive Officer and founding principal of Chrisman & Co. The initial term of the strategic advisor agreement is for a period of one year and, thereafter, the agreement may be extended on a month-to-month basis. For services performed during the initial term, a fixed annual advisory fee of $200 thousand was paid to Chrisman & Co. during 2014 and no additional fees were paid during the three months ended March 31, 2015.

Transactions with Greater Than 5 Percent Stockholders Who are Not Executive Officers

Exchange Agreement with TCW Shared Opportunity Fund V, L.P. and its Assignees. TCW Shared Opportunity Fund V, L.P. (SHOP V Fund), an affiliate of The TCW Group, Inc., initially became a holder of the Company’s voting common stock and non-voting common stock as a lead investor in the November 2010 recapitalization of the Company (the Recapitalization). In connection with its investment in the Recapitalization, SHOP V Fund also was issued by the Company an immediately exercisable five-year warrant (the SHOP V Fund Warrant) to purchase 240,000 shares of non-voting common stock or, to the extent provided therein, shares of voting common stock in lieu of non-voting common stock. SHOP V Fund was issued shares of non-voting common stock in the Recapitalization because at that time, a controlling interest in TCW Asset Management Company, the investment manager to SHOP V Fund, was held by a foreign banking organization, and in order to prevent SHOP V Fund from being considered a bank holding company under the Bank Holding Company Act of 1956, as amended, the number of shares of voting common stock it purchased in the Recapitalization had to be limited to 4.99 percent of the total number of shares of voting common stock outstanding immediately following the Recapitalization. For the same reason, the SHOP V Fund Warrant could be exercised by SHOP V Fund for voting common stock in lieu of non-voting common stock only to the extent SHOP V Fund's percentage ownership of the voting common stock at the time of exercise would be less than 4.99 percent as a result of dilution occurring from additional issuances of voting common stock subsequent to the Recapitalization.

In 2013, the foreign banking organization sold its controlling interest in TCW Asset Management Company, eliminating the need to limit SHOP V Fund's percentage ownership of the voting common stock to 4.99 percent. As a result, on May 29, 2013, the Company and SHOP V Fund entered into a Common Stock Share Exchange Agreement, dated May 29, 2013 (Exchange Agreement), pursuant to which SHOP V Fund may from time to time exchange its shares of non-voting common stock for shares of voting common stock issued by the Company on a share-for-share basis, provided that immediately following any such exchange, SHOP V Fund's percentage ownership of voting common stock does not exceed 9.99 percent. The shares of non-voting common stock that may be exchanged by SHOP V Fund pursuant to the Exchange Agreement include the shares of non-voting common stock it purchased in the Recapitalization, the additional shares of non-voting common stock SHOP V Fund acquired subsequent to the Recapitalization (and may in the future acquire) pursuant to the Company’s Dividend Reinvestment Plan and any additional shares of non-voting common stock that SHOP V Fund acquires pursuant to its exercise of the SHOP V Fund Warrant.

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

On June 3, 2013, January 5, 2015, January 20, 2015, and March 16, 2015, SHOP V Fund or CSSF Legacy V or CSSF Investor Group exchanged 550,000 shares, 522,564 shares, 86,620 shares, and 934 shares, respectively, of non-voting common stock for the same number of shares of voting common stock. As a result of these exchanges, the Company believes that as of March 31, 2015 The TCW Group, Inc. and its affiliates held 1,688,580 shares of voting common stock and no shares of non-voting common stock, plus the SHOP V Fund Warrant under which up to 240,000 shares of non-voting common stock may be issued upon exercise and may thereafter be exchanged for shares of voting common stock pursuant to the Exchange Agreement.

Securities Purchase Agreement with Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P. As reported in a Schedule 13-D amendment filed on November 10, 2014 with the SEC, Patriot Financial Partners, L.P and Patriot Financial Partners Parallel, L.P. (Patriot) hold 3,100,564 shares of the Company’s voting common stock. Certain of these shares were sold by the Company pursuant to a securities purchase agreement, as described further below. On April 22, 2014, the Company entered into a Securities Purchase Agreement (SPA) with Patriot to raise a portion of the capital to be used to finance the previously announced acquisition of select assets and assumption of certain liabilities by the Bank from Banco Popular North America (BPNA) comprising BPNA’S network of 20 California branches (BPNA Branch Acquisition). The SPA with Patriot was due to expire by its terms on October 31, 2014. Prior to such expiration, the Company and Patriot Financial Partners, L.P., Patriot Financial Partners Parallel, L.P., Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P. (together referred to as Patriot Partners) entered into a Securities Purchase Agreement, dated as of October 30, 2014 (New SPA). Pursuant to the New SPA, substantially concurrently with the Bank's BPNA Branch Acquisition, which closed on November 8, 2014, Patriot Partners purchased from the Company (i) 1,076,000 shares of its voting common stock at a price of $9.78 per share and (ii) 824,000 shares of its voting common stock at a price of $11.55 per share, for an aggregate purchase price of $20.0 million. In consideration for Patriot’s commitment under the New SPA and pursuant the terms of the New SPA, on the closing of the sale of such shares on November 7, 2014, the Company paid Patriot an equity support payment of $538 thousand and also reimbursed Patriot $100 thousand in out-of-pocket expenses.

On October 30, 2014, concurrent with the execution of the New SPA, Patriot and the Company entered into a Settlement Agreement and Release (the Settlement Agreement) in order to resolve, without admission of any wrongdoing by either party, a prior dispute regarding, among other things, the proper interpretation of certain provisions of the SPA, including but not limited to the computation of the purchase price per share (the Dispute). Pursuant to the Settlement Agreement, Patriot and the Company released any claims they may have had against the other party with respect to the Dispute. In addition, Patriot and the Company agreed for the period beginning on the date of the Settlement Agreement and ending on December 31, 2016, that neither Patriot nor the Company would disparage the other party or its affiliates.

Patriot also agreed for the period beginning on the date of the Settlement Agreement and ending on December 31, 2016, not to:

•
institute, solicit, assist or join, as a party, any proxy solicitation, consent solicitation, board nomination or director removal relating to the Company against or involving the Company or any of its subsidiaries, affiliates, successors, assigns, directors, officers, employees, agents, attorneys or financial advisors;

•
take any action relative to the governance of the Company that would violate its passivity commitments or vote the shares of voting common stock held or controlled by it on any matters related to the election, removal or replacement of directors or the calling of any meeting related thereto, other than in accordance with management’s recommendations included in the Company’s proxy statement for any annual meeting or special meeting;

•
form or join in a partnership, limited partnership, syndicate or other group, or solicit proxies or written consents of stockholders or conduct any other type of referendum (binding or non-binding) with respect to, or from the holders of, the voting common stock and any other securities of the Company entitled to vote in the election of directors, or securities convertible into, or exercisable or exchangeable for, voting common stock or such other securities (such other securities, together with the voting common stock, being referred to as Voting Securities), or become a participant in or assist, encourage or advise any person in any solicitation of any proxy, consent or other authority to vote any Voting Securities; or

•
enter into any negotiations, agreements, arrangements or understandings with any person with respect to any of the foregoing or advise, assist, encourage or seek to persuade any person to take any action with respect to any of the foregoing.

The Company also agreed, during the same period, not to:

•
institute, solicit, assist or join, as a party, any proxy solicitation, consent solicitation, board nomination or director removal relating to Patriot against or involving Patriot or any of its subsidiaries, affiliates, successors, assigns, officers, partners, principals, employees, agents, attorneys or financial advisors; or

•
enter into any negotiations, agreements, arrangements or understandings with any person with respect to any of the foregoing or advise, assist, encourage or seek to persuade any person to take any action with respect to any of the foregoing.

Agreement with Oaktree Capital Management. As reported in a Schedule 13-G filed with the SEC on January 16, 2015, OCM BOCA Investor, LLC (OCM), an affiliate of Oaktree Capital Management, L.P., owns 3,288,947 shares of the Company’s voting common stock. OCM purchased these 3,288,947 shares of voting common stock (representing 9.9 percent of total shares outstanding as of the dates set forth in the Schedule 13-G) from the Company on November 7, 2014 at a price of $9.78 per share pursuant to a securities purchase agreement entered into on April 22, 2014 (and amended on October 28, 2014)

in order for the Company to raise a portion of the capital needed for the BPNA Branch Acquisition, which was completed on November 8, 2014. In consideration for its commitment under the securities purchase agreement, OCM was paid at closing an equity support payment from the Company of $1.6 million.

Before OCM became a stockholder, The Palisades Group, and certain affiliates of Oaktree Capital Management, L.P. (collectively, the Oaktree Funds), entered into a management agreement, effective as of January 30, 2014 (Management Agreement), pursuant to which The Palisades Group serves as the credit manager of pools of single family residential mortgage loans held in securitization trusts or other vehicles beneficially owned by the Oaktree Funds. The Palisades Group is paid a monthly management fee primarily based on the amount of certain designated pool assets and may earn additional fees for advice related to financing opportunities. Payments under the Management Agreement to The Palisades Group during 2014 totaled $5.3 million and for the three months ended March 31, 2015 totaled $984 thousand, which in some instances represents fees for partial year services. In addition, in the future and from time to time the Bank may enter into lending transactions with portfolio companies of investment funds managed by Oaktree Capital Management, L.P.

NOTE 21 – SUBSEQUENT EVENTS

On April 6, 2015, the Company completed the issuance and sale of $175.0 million aggregate principal amount of its 5.25 percent Senior Notes due April 15, 2025 (the Senior Notes II and, together with the Senior Notes I, the Senior Notes). Net proceeds after discounts were approximately $172.8 million.

The Senior Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the Base Indenture), as supplemented by the First Supplemental Indenture, dated as of April 23, 2012 for the Senior Notes I and the Second Supplemental Indenture, dated as of April 6, 2015 for the Senior Notes II (the Supplemental Indentures and, together with the Base Indenture, the Indenture), between the Company and U.S. Bank National Association, as trustee.

The Senior Notes are the Company’s unsecured, unsubordinated debt obligations and rank equally in right of payment with all of the Company’s other existing and future unsubordinated indebtedness. The Senior Notes II bear interest at a per-annum rate of 5.25 percent. The Company is required to make interest payments on the Senior Notes II semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2015.

The Senior Notes II will mature on April 15, 2025. However, the Company may, at the Company’s option, on or after January 15, 2025, redeem the Senior Notes II in whole at any time or in part from time to time, on not less than 30 nor more than 60 days’ prior notice. The Senior Notes II will be redeemable at a redemption price equal to 100 percent of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to the date of redemption.

The Indenture contains several covenants which, among other things, restrict the Company’s ability and the ability of the Company’s subsidiaries to dispose of or incur liens on the voting stock of certain subsidiaries, and also contains customary events of default.

On April 8, 2015, the Company completed the issuance and sale of 4,000,000 depositary shares, each representing a 1/40th interest in a share of its 7.375 percent Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference of $1,000 per share (equivalent to $25.00 per depositary share), for gross proceeds of $96.9 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 600,000 depositary shares to cover over-allotments, which the underwriters exercised in full concurrently, resulting in additional gross proceeds of $14.5 million.

Management has evaluated subsequent events through the date of issuance of the financial data included herein. Other than the events disclosed above, there have been no subsequent events occurred during such period that would require disclosure in this report or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of March 31, 2015.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2015. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.

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

SELECTED FINANCIAL DATA
The following table presents certain selected financial data as of or for the periods indicated:

	As of or For the Three Months Ended March 31,
	2015	2014 (5)
($ in thousands, except per share data)
Selected financial condition data:
Total assets	$6,097,355	$4,030,465
Cash and cash equivalents	265,402	333,639
Loans and leases receivable, net	3,904,370	2,376,992
Loans held for sale	1,240,942	1,000,394
Other real estate owned, net	498	150
Securities available for sale	393,586	107,525
Bank owned life insurance	19,154	18,928
Time deposits in financial institutions	1,900	1,745
FHLB and other bank stock	39,844	26,801
Deposits	4,861,992	3,109,146
Total borrowings	652,668	547,416
Total stockholders' equity	514,160	325,157
Selected operations data:
Total interest and dividend income	$60,780	$42,776
Total interest expense	8,783	7,591
Net interest income	51,997	35,185
Provision for loan and lease losses	—	1,929
Net interest income after provision for loan and lease losses	51,997	33,256
Total noninterest income	45,980	25,278
Total noninterest expense	75,879	57,594
Income before income taxes	22,098	940
Income tax expense	9,524	191
Net income (loss)	12,574	749
Dividends paid on preferred stock	910	910
Net income (loss) available to common stockholders	11,664	(161)
Basic earnings (loss) per total common share	$0.30	$(0.01)
Diluted earnings (loss) per total common share	$0.29	$(0.01)
Performance ratios:
Return on average assets	0.86%	0.08%
Return on average equity	9.86%	0.92%
Dividend payout ratio (1)	40.00%	N/A
Net interest spread	3.55%	3.81%
Net interest margin (2)	3.69%	4.00%
Ratio of operating expense to average total assets	5.19%	6.27%
Efficiency ratio (3)	77.45%	95.25%
Ratio of average interest-earning assets to average interest-bearing liabilities	122.36%	121.22%
Asset quality ratios:
Allowance for loan and lease losses (ALLL)	$29,345	$20,003
Nonperforming loans and leases	42,754	32,440
Nonperforming assets	43,252	32,590
Nonperforming assets to total assets	0.71%	0.81%
ALLL to nonperforming loans and leases	68.64%	61.66%
ALLL to total loans and leases	0.75%	0.83%
Capital Ratios:
Total stockholders' equity to total assets	8.43%	8.07%
Average equity to average assets	8.72%	8.84%
Banc of California, Inc.
Total risk-based capital ratio	11.55%	11.93%
Tier 1 risk-based capital ratio	10.83%	10.86%
Common equity tier 1 capital ratio	9.01%	N/A

Tier 1 leverage ratio	7.99%	7.59%
Banc of California, NA
Total risk-based capital ratio	13.58%	14.52%
Tier 1 risk-based capital ratio	12.86%	13.45%
Common equity tier 1 capital ratio	12.86%	N/A
Tier 1 leverage ratio	9.49%	9.41%

(1)
Ratio of dividends declared per common share to basic earnings per common share. Not applicable for the three months ended March 31, 2014 due to the net loss attributable to common stockholders for the years.

(2)	Net interest income divided by average interest-earning assets.

(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

(4)	The Company completed the BPNA Branch Acquisition on November 8, 2014 and its acquisition of RenovationReady on January 31, 2014.

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

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Average total stockholders' equity	$517,335	$329,617
Less average preferred stock	(79,877)	(79,877)
Less average goodwill	(31,591)	(30,923)
Less average other intangible assets	(24,720)	(11,832)
Average tangible common equity	$381,147	$206,985

Net income	$12,574	$749
Less preferred stock dividends	(910)	(910)
Add amortization of intangible assets, net of tax (1)	1,004	610
Add impairment on intangible assets, net of tax (1)	—	—
Adjusted net income	$12,668	$449

Return on average equity	9.86%	0.92%
Return on average tangible common equity	13.48%	0.88%

(1)	Utilized a 35 percent tax rate

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

Banc of California, Inc. was incorporated under Maryland law in March 2002, and in July 2013, the Company changed its name from “First PacTrust Bancorp, Inc.” to “Banc of California, Inc.” The Bank has one wholly owned subsidiary, CS Financial, Inc., a mortgage banking firm, which was acquired on October 31, 2013.

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

The Bank offers a variety of financial services to meet the banking and financial needs of the communities we serve. The Bank is headquartered in Orange County, California and as of March 31, 2015, the Bank operated 38 branches in San Diego, Orange, and Los Angeles Counties in California and 61 loan production offices in California, Arizona, Oregon, Virginia, Indiana, Maryland, Colorado, Idaho, and Nevada.

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

Highlights

•	Completed the issuance and sale of $175.0 million aggregate principal amount of its 5.25 percent Senior Notes on April 6, 2015.

•
Completed the issuance and sale of depositary shares each representing a 1/40th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series D, for gross proceeds of $111.4 million on April 8, 2015, including $14.5 million from the exercise in full of the underwriters' over-allotment option.

•	Net income was $12.6 million for the three months ended March 31, 2015, an increase of $11.8 million from $749 thousand for the three months ended March 31, 2014.

•
Total interest and dividend income was $60.8 million for the three months ended March 31, 2015, an increase of $18.0 million, or 42.1 percent, from $42.8 million for the three months ended March 31, 2014.

•
Net interest margin was 3.69 percent and 4.00 percent for the three months ended March 31, 2015 and 2014, respectively. Cost of total interest-bearing liabilities was 0.76% and 1.05% for the three months ended March 31, 2015 and 2014, respectively.

•	Net interest income was $52.0 million for the three months ended March 31, 2015, an increase of $16.8 million, or 47.8 percent, from $35.2 million for the three months ended March 31, 2014.

•
Noninterest income was $46.0 million for the three months ended March 31, 2015, an increase of $20.7 million, or 81.9 percent, from $25.3 million for the three months ended March 31, 2014. The Company recognized net revenue on mortgage banking activities of $37.9 million and $17.3 million for the three months ended March 31, 2015 and 2014, respectively.

•
Noninterest expense was $75.9 million for the three months ended March 31, 2015, an increase of $18.3 million, or 31.7 percent, from $57.6 million for the three months ended March 31, 2014. The increase relates predominantly to a higher salaries and employee benefits expense related to increased headcount as a result of growth and the acquisitions the Company completed during 2014.

•
Total assets were $6.10 billion at March 31, 2015, an increase of $126.1 million, or 2.1 percent, from $5.97 billion at December 31, 2014. due primarily to an increase in securities available for sale, loans held for sale and an increase in cash and cash equivalents. Average total assets were $5.93 billion for the three months ended March 31, 2015, an increase of $2.20 billion, or 59.1 percent, from $3.73 billion for the three months ended March 31, 2014.

•
Loans and leases receivable, net of allowance for loan and lease losses were $3.90 billion at March 31, 2015, a decrease of $15.3 million, or 0.4 percent, from $3.92 billion at December 31, 2014. Loans held for sale were $1.24 billion at March 31, 2015, an increase of $53.9 million, or 4.5 percent, from $1.19 billion at December 31, 2014 due to more originations than sales during the period. Average gross loans and leases was $5.14 billion for the three months ended March 31, 2015, an increase of $1.85 billion, or 56.2 percent, from $3.29 billion for the three months ended March 31, 2014, primarily due to the loans acquired in the BPNA Branch Acquisition.

•
Total deposits were $4.86 billion at March 31, 2015, an increase of $190.2 million, or 4.1 percent, from $4.67 billion at December 31, 2014. Average total deposits were $4.77 billion for the three months ended March 31, 2015, an increase of $1.76 billion, or 58.5 percent, from $3.01 billion for the three months ended March 31, 2014, primarily due to the deposits assumed in the BPNA Branch Acquisition.

RESULTS OF OPERATIONS

The following table presents condensed statements of operations for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Interest and dividend income	$60,780	$42,776
Interest expense	8,783	7,591
Net interest income	51,997	35,185
Provision for loan and lease losses	—	1,929
Noninterest income	45,980	25,278
Noninterest expense	75,879	57,594
Income before income taxes	22,098	940
Income tax expense	9,524	191
Net income	12,574	749
Preferred stock dividends	910	910
Net income (loss) available to common stockholders	$11,664	$(161)
Basic earnings (loss) per total common share	$0.30	$(0.01)
Diluted earnings (loss) per total common share	$0.29	$(0.01)

The Company recorded net income of $12.6 million for the three months ended March 31, 2015, an increase of $11.8 million from $749 thousand for the three months ended March 31, 2014. Preferred stock dividends were $910 thousand for the three months ended March 31, 2015 and 2014, and net income (loss) available to common stockholders was $11.7 million and $(161) thousand for the three months ended March 31, 2015 and 2014, respectively.

Net Interest Income

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	($ in thousands)
Interest-earning assets:
Gross loans and leases (1)	$5,139,399	$58,155	4.59%	$3,289,689	$41,530	5.12%
Securities	354,475	1,927	2.20%	163,007	924	2.30%
Other interest-earning assets (2)	219,892	698	1.29%	115,396	322	1.13%
Total interest-earning assets	5,713,766	60,780	4.31%	3,568,092	42,776	4.86%
Allowance for loan and lease losses	(29,623)			(19,392)
BOLI and non-interest earning assets (3)	247,283			179,470
Total assets	$5,931,426			$3,728,170
Interest-bearing liabilities:
Savings	$945,530	1,748	0.75%	$966,361	2,516	1.06%
Interest-bearing checking	1,042,895	2,041	0.79%	593,126	1,715	1.17%
Money market	1,092,987	958	0.36%	515,131	572	0.45%
Certificates of deposit	1,004,261	1,614	0.65%	518,266	932	0.73%
FHLB advances	487,600	353	0.29%	259,611	100	0.16%
Notes payable and other interest-bearing liabilities	96,379	2,069	8.71%	91,020	1,756	7.82%
Total interest-bearing liabilities	4,669,652	8,783	0.76%	2,943,515	7,591	1.05%
Noninterest-bearing deposits	682,492			416,074
Non-interest-bearing liabilities	61,947			38,964
Total liabilities	5,414,091			3,398,553
Total stockholders’ equity	517,335			329,617
Total liabilities and stockholders’ equity	$5,931,426			$3,728,170
Net interest income/spread		$51,997	3.55%		$35,185	3.81%
Net interest margin (4)			3.69%			4.00%
Ratio of interest-earning assets to interest-bearing liabilities	122.36%			121.22%

(1)
Gross loans and leases are net of deferred fees, related direct cost and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Loan (costs) fees of $(109) thousand and $169 thousand and accretion of discount on purchased loans of $6.8 million and $10.4 million for the three months ended March 31, 2015 and 2014, respectively, are included in interest income.

(2)	Includes average balance of FHLB stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $19.1 million and $18.9 million for the three months ended March 31, 2015 and 2014, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. Information is provided on changes attributable to: i) changes in volume multiplied by the prior rate; and ii) changes in rate multiplied by the prior volume. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2015 vs. 2014
	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Gross loans and leases	$21,307	$(4,682)	$16,625
Securities	1,042	(39)	1,003
Other interest-earning assets	327	49	376
Total interest-earning assets	$22,676	$(4,672)	$18,004
Interest-bearing liabilities:
Savings	$(53)	$(715)	$(768)
Interest-bearing checking	1,006	(680)	326
Money market	527	(141)	386
Certificates of deposit	790	(108)	682
FHLB advances	127	126	253
Notes payable and other interest-bearing liabilities	107	206	313
Total interest-bearing liabilities	2,504	(1,312)	1,192
Net interest income	$20,172	$(3,360)	$16,812

Net interest income was $52.0 million for the three months ended March 31, 2015, an increase of $16.8 million, or 47.8 percent, from $35.2 million for the three months ended March 31, 2014. The growth in net interest income from the prior period was largely due to higher interest income from loans partially offset by higher interest expense on deposits.

Interest income on total loans and leases was $58.2 million for the three months ended March 31, 2015, an increase of $16.6 million, or 40.0 percent, from $41.5 million for the three months ended March 31, 2014. The increase in interest income on total loans and leases was due to a $1.85 billion increase in total average gross loans and leases, partially offset by a 53 basis points (bps) decrease in average yield. The increase in average balance was due mainly to acquired loans of $1.07 billion from the BPNA Branch Acquisition during the fourth quarter of 2014 and increases in originations of residential mortgage loans held for sale, multi-family loans, and lease financing. The decrease in average yield was mainly due to the lower yields on originated loans and leases in 2015 and a decrease in the proportion of seasoned SFR mortgage loan pools to total loans and leases where discounts on these pools generate additional interest income. Such discount accretion totaled $6.8 million and $10.4 million for the three months ended March 31, 2015 and 2014, respectively.

Interest income on securities was $1.9 million for the three months ended March 31, 2015, an increase of $1.0 million, or 108.5 percent, from $924 thousand for the three months ended March 31, 2014. The increase in interest income on securities was due to a $191.5 million increase in average balance, partially offset by a 10 bps decrease in average yield. The increases were mainly due to purchases of $65.1 million of securities to reduce excess cash from the common stock and tangible equity units offerings in May 2014, partially offset by principal payments, paydowns, calls and sales of $20.3 million during the three months ended March 31, 2015.

Dividends and interest income on other interest-earning assets was $698 thousand for three months ended March 31, 2015, an increase of $376 thousand, or 116.8 percent, from $322 thousand for the three months ended March 31, 2014. The increase in dividends and interest income on other interest-earning assets was due to a $104.5 million increase in average balance and a 16 bps increase in average yield. The increase in average balance was mainly due to the excess cash generated from increases in deposits. The increase in average yield was mainly due to a $340 thousand increase in dividend income on FHLB and other bank stocks.

Interest expense on interest-bearing deposits was $6.4 million for the three months ended March 31, 2015, an increase of $626 thousand, or 10.9 percent, from $5.7 million for the three months ended March 31, 2014. The increase in interest expense on interest-bearing deposits was a $1.49 billion increase in average balance, partially offset by a 27 bps decrease in average cost. The increase in average balance was mainly due to interest-bearing deposits of $924.5 million assumed in the BPNA Branch Acquisition and deposits generated through strategic plans aiming to increase core deposits by launching interest-bearing core deposit products with enhanced features to attract high net worth depositors. The decrease in average cost was due mainly to the Company's effort to reduce the deposit cost by increasing lower cost core deposits.

Interest expense on FHLB advances was $353 thousand for the three months ended March 31, 2015, an increase of $253 thousand, or 253.0 percent, from $100 thousand for the three months ended March 31, 2014. The increase was due mainly to a $228.0 million increase in average balance and a 13 bps increase in average cost. The increase in average cost was due to a rising interest rate environment.

Interest expense on notes payable and other interest-bearing liabilities was $2.1 million for the three months ended March 31, 2015, an increase of $313 thousand, or 17.8 percent, from $1.8 million for the three months ended March 31, 2014. The increase was due mainly to the additional interest expense incurred on the junior subordinated amortizing notes issued in the second quarter of 2014 as part of the tangible equity units. Interest expense on notes payable will further increase in future periods as a result of the issuance on April 6, 2015 of $175.0 million aggregate principal amount of the Company’s 5.25 percent Senior Notes due April 15, 2025.

Provision for Loan and Lease Losses

Provisions for loan and lease losses are charged to operations at a level required to reflect probable incurred credit losses in the loan and lease portfolio. The Company provided $0 and $1.9 million for the three months ended March 31, 2015 and 2014, respectively.

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

See further discussion in Item 2. Management’s Discussion and Analysis - Allowance for Loan and Lease Losses.

Noninterest Income

The following table presents the breakdown of non-interest income for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Customer service fees	$910	$253
Loan servicing (loss) income	(442)	1,253
Income from bank owned life insurance	59	47
Net (loss) gain on sale of securities available for sale	(2)	507
Net gain on sale of loans	4,472	2,603
Net revenue on mortgage banking activities	37,933	17,324
Advisory service fees	1,197	1,110
Loan brokerage income	1,141	1,911
Other income	712	270
Total noninterest income	$45,980	$25,278

Noninterest income was $46.0 million for the three months ended March 31, 2015, an increase of $20.7 million, or 81.9 percent, from $25.3 million for the three months ended March 31, 2014. The increase in noninterest income related predominantly to increases in net revenue on mortgage banking activities, net gain on sale of loans, customer service fees and other income, partially offset by lower loan servicing income, loan brokerage income, and net gain on sale of securities available for sale.

Customer service fees were $910 thousand for the three months ended March 31, 2015, an increase of $657 thousand, or 259.7 percent, from $253 thousand for the three months ended March 31, 2014. The increase was due mainly to the higher number of customer deposit accounts as a result of the BPNA Branch Acquisition in the fourth quarter of 2014.

Loan servicing income (loss) was $(442) thousand for the three months ended March 31, 2015, a decrease of $1.7 million, or 135.3 percent, from $1.3 million for the three months ended March 31, 2014. The decrease was due mainly to a loss on servicing rights valuation of $2.5 million during the three months ended March 31, 2015.

Net (loss) gain on sale of securities available for sale was $(2) thousand for the three months ended March 31, 2015, a decrease of $509 thousand, or 100.4 percent, from $507 thousand for the three months ended March 31, 2014. The Company sold a non-investment grade private label residential mortgage-backed security of $176 thousand during the three months ended March 31, 2015.

Net gain on sale of loans was $4.5 million for the three months ended March 31, 2015, an increase of $1.9 million from $2.6 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, the Company sold SFR mortgage loans of $250.5 million with a gain of $3.5 million, SBA loans of $7.7 million with a gain of $702 thousand, and other loans of $28.9 million with a gain of $240 thousand. During the three months ended March 31, 2014, the Company sold SFR mortgage loans of $107.9 million with a gain of $1.7 million and seasoned SFR mortgage loan pools of $31.2 million with a gain of $924 thousand.

Net revenue on mortgage banking activities was $37.9 million for the three months ended March 31, 2015, an increase of $20.6 million, or 119.0 percent, from $17.3 million for the three months ended March 31, 2014. During the three months ended March 31, 2015, the Bank originated $1.01 billion and sold $927.7 million of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $34.4 million and 3.41 percent, respectively, and loan origination fees were $3.5 million for the three months ended March 31, 2015. Included in the net gain is the initial capitalized value of our MSRs, which totaled $9.8 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended March 31, 2015. During the three months ended March 31, 2014, the Bank originated $511.5 million and sold $531.8 million of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $15.2 million and 2.96 percent, respectively, and loan origination fees were $2.2 million for the three months ended March 31, 2014. Included in the net gain is the initial capitalized value of our MSRs, which totaled $4.8 million on loans sold to Fannie Mae and Freddie Mac for the three months ended March 31, 2014.

Advisory service fees were $1.2 million for the three months ended March 31, 2015, an increase of $87 thousand, or 7.8 percent, from $1.1 million for the three months ended March 31, 2014.

Loan brokerage income was $1.1 million for the three months ended March 31, 2015, a decrease of $770 thousand, or 40.3 percent, from $1.9 million for the three months ended March 31, 2014.

Other income was $712 thousand for the three months ended March 31, 2015, an increase of $442 thousand, or 163.7 percent, from $270 thousand for the three months ended March 31, 2014. The increase was mainly due to income of $299 thousand from sales of investment products.

Noninterest Expense

The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Salaries and employee benefits, excluding commissions	$38,192	$27,851
Commissions for mortgage banking activities	11,579	6,830
Salaries and employee benefits	49,771	34,681
Occupancy and equipment	9,771	8,537
Professional fees	3,435	3,865
Data processing	1,835	791
Advertising	912	1,075
Regulatory assessments	1,354	941
Loan servicing and foreclosure expense	319	175
Valuation allowance for other real estate owned	22	—
Net (gain) loss on sales of other real estate owned	(17)	—
Provision for loan repurchases	845	571
Amortization of intangible assets	1,544	939
All other expense	6,088	6,019
Total noninterest expense	$75,879	$57,594

Noninterest expense was $75.9 million for the three months ended March 31, 2015, an increase of $18.3 million, or 31.7 percent, from $57.6 million for the three months ended March 31, 2014. The increase in noninterest expense relates predominantly to the acquisitions by the Company during 2014 along with growth related to the mortgage banking strategy.

Total salaries and employee benefits including commissions was $49.8 million for the three months ended March 31, 2015, an increase of $15.1 million, or 43.5 percent, from $34.7 million for the three months ended March 31, 2014. The increase was due mainly to additional compensation expense related to an increase in the number of full-time employees related to the BPNA Branch Acquisition, an increase in share-based compensation expense, as well as expansion in mortgage banking activities. Commission expense, which is a loan origination variable expense, related to mortgage banking activities, totaled $11.6 million and $6.8 million for the three months ended March 31, 2015 and 2014, respectively. Total originations of single family residential mortgage loans for the three months ended March 31, 2015 and 2014 totaled $1.01 billion and $511.5 million, respectively.

Occupancy and equipment expenses were $9.8 million for the three months ended March 31, 2015, an increase of $1.2 million, or 14.5 percent, from $8.5 million for the three months ended March 31, 2014. The increase was due mainly to increased building and maintenance costs associated with additional facilities resulting from the BPNA branches and new mortgage banking loan production offices.

Professional fees were $3.4 million for the three months ended March 31, 2015, a decrease of $430 thousand, or 11.1 percent, from $3.9 million for the three months ended March 31, 2014. The decrease was mainly due to lower accounting, legal and consulting costs associated with business acquisitions and growth during the three months ended March 31, 2015.

Data processing expense was $1.8 million for the three months ended March 31, 2015, an increase of $1.0 million, or 132.0 percent, from $791 thousand for the three months ended March 31, 2014. The increase was due mainly to the higher number of customer deposit accounts as a result of the BPNA Branch Acquisition in the fourth quarter of 2014.

Advertising costs were $912 thousand for the three months ended March 31, 2015, a decrease of $163 thousand, or 15.2 percent, from $1.1 million for the three months ended March 31, 2014.

Regulatory assessment was $1.4 million for the three months ended March 31, 2015, an increase of $413 thousand, or 43.9 percent, from $941 thousand for the three months ended March 31, 2014. The increase was due to year-over-year balance sheet growth.

Total provision for loan repurchases was $1.3 million and $571 thousand for the three months ended March 31, 2015 and 2014, respectively. The Company recorded provision of $845 thousand against provision for loan repurchases in noninterest expense and an initial provision of $483 thousand against net revenue on mortgage banking activities in noninterest income during the three months ended March 31, 2015. The increase was mainly due to increased volume of mortgage loan originations and sales at the Bank.

Amortization of intangible assets was $1.5 million for the three months ended March 31, 2015, an increase of $605 thousand, or 64.4 percent, from $939 thousand for the three months ended March 31, 2014. The increase was mainly due to additional intangible assets acquired from the BPNA Branch Acquisition in the fourth quarter of 2014.

Other expenses were $6.1 million for the three months ended March 31, 2015, an increase of $69 thousand, or 1.1 percent, from $6.0 million for the three months ended March 31, 2014. The increase was mainly due to costs associated with the growth in mortgage banking activity and an increase in loan sub-servicing expenses due to the growth in the loan portfolio.

Income Tax Expense

For the three months ended March 31, 2015 and 2014, income tax expense was $9.5 million and $191 thousand, respectively, and the effective tax rate was 43.1 percent and 20.3 percent, respectively. The Company’s effective tax rate increased due to the release of the valuation allowance during the three months ended March 31, 2014, and an increase in the ASC 740-10-25 liability and interest expense related to the settlement of the 2010 and 2011 Internal Revenue Service examination.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, future taxable income and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized. Therefore, no valuation allowance was provided against the net deferred tax assets of $14.2 million and $16.4 million at March 31, 2015 and December 31, 2014, respectively.

ASC 740-10-25 (formerly FIN 48) relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $5.7 million and $5.4 million at March 31, 2015 and December 31, 2014, respectively. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will decrease up to $5.3 million in the next twelve months due to anticipated certain changes to the Company's tax accounting methods. As of March 31, 2015, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $340 thousand. At March 31, 2015 and December 31, 2014, the Company had $30 thousand and $23 thousand accrued for interest or penalties, respectively. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2010 (with the exception of Gateway Bancorp, a predecessor entity, which is currently under exam by the Internal Revenue Service for the 2008 and 2009 tax years).The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2010 (other state income and franchise tax statutes of limitations vary by state).

ASU 2014-01 was adopted effective January 1, 2015. Under this standard, amortization of investments in qualified low income housing tax credits is reported within income tax expense.

Operating Segment Result

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company has identified four operating segments for purposes of management reporting: i) Banking; ii) Mortgage Banking; iii) Financial Advisory and Asset Management; and iv) Corporate/Other. Each of these four business divisions meets the criteria of an operating segment, as each segment engages in business activities from which it earns revenues and incurs expenses and its operating results are regularly reviewed by the Company’s chief operating decision-maker, the Company's President and Chief Executive Officer or his delegate, to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available.

The principal business of the Banking segment consists of attracting deposits and investing these funds primarily in commercial, consumer and real estate secured loans. The principal business of the Mortgage Banking segment is originating conforming SFR loans and selling these loans in the secondary market. The principal business of the Financial Advisory and Asset Management segment is operated by The Palisades Group and provides services of purchase, sale and management of SFR mortgage loans. The Corporate/Other segment includes the holding company and PTB, an entity formed to hold real estate. The Corporate/Other operating segment engages in business activities through the sale of other real estate owned and loans held at the holding company and incurs interest expense on debt as well as non-interest expense for corporate related activities. The operating segment results do not include allocation of centralized costs that are currently recorded in the Banking and Corporate/Other segment. The Company is currently in the process of determining the basis for calculating allocations.

The following table represents the operating segments’ financial results and other key financial measures as of or for the three months ended March 31, 2015 and 2014:

	As of or For the Three Months Ended
	Banking	Mortgage Banking	Financial Advisory and Asset Management	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
March 31, 2015
Net interest income	$51,552	$2,501	$—	$(2,056)	$—	$51,997
Provision for loan and lease losses	—	—	—	—	—	—
Noninterest income	7,855	36,928	2,622	—	(1,425)	45,980
Noninterest expense	43,492	29,797	1,980	2,035	(1,425)	75,879
Income (loss) before income taxes	$15,915	$9,632	$642	$(4,091)	$—	$22,098
Total assets	$5,684,574	$406,215	$2,987	$25,424	$(21,845)	$6,097,355
March 31, 2014
Net interest income	$34,900	$1,869	$—	$(1,584)	$—	$35,185
Provision for loan and lease losses	1,929	—	—	—	—	1,929
Noninterest income	5,796	18,369	2,993	3	(1,883)	25,278
Noninterest expense	31,681	22,849	2,246	2,701	(1,883)	57,594
Income (loss) before income taxes	$7,086	$(2,611)	$747	$(4,282)	$—	$940
Total assets	$3,816,728	$202,555	$3,943	$19,257	$(12,018)	$4,030,465
Banking Segment

Income before income taxes from the Banking segment was $15.9 million and $7.1 million for the three months ended March 31, 2015 and 2014, respectively. The increases were mainly due to increases in net interest income and noninterest income and no provision for loan and leases losses in 2015, partially offset by an increase in noninterest expense.

Net interest income was $51.6 million and $34.9 million for the three months ended March 31, 2015 and 2014, respectively. The increase was mainly due to an increase in average balance of total interest-earning assets, partially offset by a decrease in net interest margin.

Provision for loan and lease losses was $0 and $1.9 million for the three months ended March 31, 2015, and 2014, respectively.

Noninterest income was $7.9 million and $5.8 million for the three months ended March 31, 2015, and 2014, respectively. The increase was mainly due to increases in net gain on sale of loans and customer service fees, partially offset by a decrease in loan brokerage income.

Noninterest expense was $43.5 million and $31.7 million for the three months ended March 31, 2015, and 2014, respectively. The increases were mainly due to acquisitions and expansion of the business footprint.

Mortgage Banking Segment

Income (loss) before income taxes from the Mortgage Banking segment was $9.6 million and $(2.6) million for the three months ended March 31, 2015, and 2014, respectively. The increase was mainly due to increases in originations and sales in 2015.

Net interest income was $2.5 million and $1.9 million, and noninterest income was $36.9 million and $18.4 million for the three months ended March 31, 2015, and 2014, respectively. The increases in net interest income and noninterest income were the result of increases in origination and sales of conforming SFR mortgage loans.

Noninterest expense was $29.8 million and $22.8 million for the three months ended March 31, 2015, and 2014, respectively. The increases were mainly due to expansion of the Mortgage Banking segment, which incurred additional compensation expense related to an increase in the number of full-time employees, and a loan origination variable commission expense, and occupancy cost related to an increase in number of loan production offices.

Financial Advisory and Asset Management Segment

Income before income taxes on the Financial Advisory and Asset Management segment was $642 thousand and $747 thousand for the three months ended March 31, 2015, and 2014, respectively.

Noninterest income, which was mainly advisory service fees, was $2.6 million and $3.0 million for the three months ended March 31, 2015, and 2014, respectively.

Corporate/Other Segment

Loss before income taxes on the Corporate/Other segment was $4.1 million and $4.3 million for the three months ended March 31, 2015, and 2014, respectively. Expenses in the Corporate/Other segment were related to interest expense on the Senior Notes and junior subordinated amortizing notes, compensation expense relating to the Banc of California, Inc. employees and directors and professional expense relating to bank and non-bank acquisitions. Total interest expense was $2.1 million and $1.7 million, and total noninterest expense was $2.0 million and $2.7 million for the three months ended March 31, 2015, and 2014, respectively.

FINANCIAL CONDITION

Investment Securities

The primary goal of our investment securities portfolio is to provide a relatively stable source of income while maintaining an appropriate level of liquidity. Investment securities provide a source of liquidity as collateral for repurchase agreements and for certain public funds deposits. Investment securities classified as available for sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity. All investment securities have been classified as available for sale securities as of March 31, 2015 and December 31, 2014.

Total investment securities available for sale increased by $47.9 million, or 13.9%, to $393.6 million at March 31, 2015, compared to $345.7 million at December 31, 2014, due to purchases of $65.1 million, partially offset by sales of $176 thousand and principal payments of $20.1 million. Investment securities had a net unrealized gain of $4.1 million at March 31, 2015, compared to a net unrealized gain of $817 thousand at December 31, 2014.

The following table presents the amortized cost and fair value of the available for sale investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2015
Available for sale
SBA loan pool securities	$1,600	$35	$—	$1,635
U.S. government-sponsored entities and agency securities	1,943	58	—	2,001
Private label residential mortgage-backed securities	2,607	11	(3)	2,615
Agency mortgage-backed securities	383,287	4,224	(176)	387,335
Total securities available for sale	$389,437	$4,328	$(179)	$393,586
December 31, 2014
Available for sale
SBA loan pool securities	$1,697	$18	$—	$1,715
U.S. government-sponsored entities and agency securities	1,940	42	—	1,982
Private label residential mortgage-backed securities	3,169	12	(13)	3,168
Agency mortgage-backed securities	338,072	1,363	(605)	338,830
Total securities available for sale	$344,878	$1,435	$(618)	$345,695

The following table presents the amortized cost and fair value of the available for sale securities portfolio by expected maturity. In the case of mortgage-backed securities and SBA loan pool securities, expected maturities may differ from contractual maturities because borrowers generally have the right to call or prepay obligations with or without call or prepayment penalties. For that reason, mortgage-backed securities and SBA loan pool securities are not included in the maturity categories.

	March 31, 2015
	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Available for sale
Within one year	$—	$—
One to five years	1,943	2,001
Five to ten years	—	—
Greater than ten years	—	—
SBA loan pool, private label residential mortgage-backed and agency mortgage-backed securities	387,494	391,585
Total	$389,437	$393,586

At March 31, 2015 and December 31, 2014, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of stockholders’ equity.

The following table presents proceeds from sales and calls of securities and the associated gross gains and losses realized through earnings upon the sale of available for sale securities for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Gross realized gains on sales of securities available for sale	$—	$545
Gross realized losses on sales of securities available for sale	(2)	(38)
Net realized gains (losses) on sales of securities available for sale	$(2)	$507
Proceeds from sales of securities available for sale	$174	$50,973
Tax benefit on sales of securities available for sale	$(1)	$—

Securities available for sale with carrying values of $32.2 million and $27.1 million as of March 31, 2015 and December 31, 2014, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses at March 31, 2015 and December 31, 2014, respectively, by security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2015
Available for sale
Private label residential mortgage-backed securities	$176	$(1)	$850	$(2)	$1,026	$(3)
Agency mortgage-backed securities	33,682	(111)	11,336	(65)	45,018	(176)
Total securities available for sale	$33,858	$(112)	$12,186	$(67)	$46,044	$(179)
December 31, 2014
Available for sale
Private label residential mortgage-backed securities	$372	$(9)	$1,355	$(4)	$1,727	$(13)
Agency mortgage-backed securities	68,200	(332)	22,212	(273)	90,412	(605)
Total securities available for sale	$68,572	$(341)	$23,567	$(277)	$92,139	$(618)

The Company did not record other-than-temporary impairment (OTTI) for securities available for sale for the three and three months ended March 31, 2015 and 2014.

At March 31, 2015, the Company’s securities available for sale portfolio consisted of 96 securities, 33 of which were in an unrealized loss position. The unrealized losses are related to an overall increase in interest rates and a decrease in prepayment speeds of the agency mortgage-backed securities.

The Company monitors to ensure it has adequate credit support and as of March 31, 2015, the Company does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recoveries. Of the Company’s $393.6 million securities portfolio, $392.5 million were rated AAA, AA or A, and $1.0 million were rated BBB based on the most recent credit rating from the rating agencies as of March 31, 2015. The Company considers the lowest credit rating for identification of potential OTTI.

Loans Held for Sale

Loans held for sale totaled $1.24 billion at March 31, 2015 compared to $1.19 billion at December 31, 2014. The loans held for sale consisted of $355.7 million and $278.7 million carried at fair value, and $885.2 million and $908.3 million carried at lower of cost or fair value as of March 31, 2015 and December 31, 2014, respectively.

The loans carried at fair value represent conforming single family residential mortgage loans originated by the Bank that are sold into the secondary market on a whole loan basis. Some of these loans are expected to be sold to Fannie Mae, Freddie Mac and Ginnie Mae on a servicing retained basis. The servicing of these loans is performed by a third party sub-servicer. These loans increased by $77.0 million to $355.7 million at March 31, 2015 due mainly to originations of $1.06 billion, partially offset by sales of $989.7 million.

Loans held for sale carried at the lower of cost or fair value are mainly non-conforming jumbo mortgage loans that are originated to sell in pools, unlike the loans individually originated to sell into the secondary market on a whole loan basis. These loans decreased by $23.1 million to $885.2 million at March 31, 2015, due mainly sales of $194.9 million and other net amortizations of $33.1 million, and partially offset by originations of $204.9 million.

Loans and Leases Receivable

The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

	March 31, 2015	December 31, 2014	Amount Change	Percentage Change
	($ in thousands)
Commercial:
Commercial and industrial	$489,229	$490,900	$(1,671)	(0.3)%
Commercial real estate	975,734	999,857	(24,123)	(2.4)%
Multi-family	940,053	955,683	(15,630)	(1.6)%
SBA	48,254	36,155	12,099	33.5%
Construction	38,081	42,198	(4,117)	(9.8)%
Lease financing	102,012	85,749	16,263	19.0%
Consumer:
Single family residential mortgage	1,049,176	1,048,485	691	0.1%
Green Loans (HELOC)—first liens	119,958	123,177	(3,219)	(2.6)%
Green Loans (HELOC)—second liens	4,748	4,979	(231)	(4.6)%
Other consumer	166,470	161,939	4,531	2.8%
Gross loans and leases	3,933,715	3,949,122	(15,407)	(0.4)%
Allowance for loan and lease losses	(29,345)	(29,480)	135	(0.5)%
Loans and leases receivable, net	$3,904,370	$3,919,642	$(15,272)	(0.4)%

Gross loan and leases decreased by $15.4 million to $3.93 billion at March 31, 2015 compared to $3.95 billion at December 31, 2014, due to decreases in commercial and industrial, commercial real estate, multi-family, construction, and Green Loans, partially offset by increases in lease financing and SBA loans.

Seasoned SFR Mortgage Loan Acquisitions

The Company did not acquire any seasoned SFR mortgage loan pool in 2015 and 2014. All outstanding seasoned SFR mortgage loan pools are related to purchases in 2013 and 2012.

The unpaid principal balance and carrying value of the seasoned SFR mortgage loan pools were $660.3 million and $581.3 million, respectively at March 31, 2015 and $677.3 million and $595.4 million, respectively, at December 31, 2014. The Company determined that certain loans in these seasoned SFR mortgage loan pools reflected credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The unpaid principal balance and carrying value of these loans were $276.9 million and $226.9 million, respectively at March 31, 2015 and $282.7 million and $230.8 million, respectively, at December 31, 2014.

At March 31, 2015 and December 31, 2014, approximately 3.51 percent and 3.46 percent of unpaid principal balance of the seasoned SFR mortgage loan pools were delinquent 60 or more days, respectively, and 1.41 percent and 0.76 percent were in bankruptcy or foreclosure, respectively.

As part of the acquisition program, the Company may sell from time to time seasoned SFR mortgage loans that do not meet the Company’s investment standards. The Company did not sell any seasoned SFR mortgage loans during the three months ended March 31, 2015, and sold seasoned SFR mortgage loans with an aggregate unpaid principal balance and aggregate carrying value of $43.5 million and $30.7 million, respectively, during the three months ended March 31, 2014.

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

Non-Traditional Mortgage Portfolio

The Company’s non-traditional mortgage (NTM) portfolio is comprised of three interest only products: Green Account Loans (Green Loans), hybrid interest only fixed or adjustable rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of March 31, 2015 and December 31, 2014, the non-traditional mortgage loans totaled $353.8 million, or 9.0 percent of the total gross loan portfolio, and $350.6 million, or 8.9 percent of the total gross loan portfolio, respectively. The total NTM portfolio increased by $3.3 million, or 0.9 percent during the period.

The following table presents the composition of the NTM portfolio as of the dates indicated:

	March 31, 2015			December 31, 2014
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC)—first liens	147	$119,958	33.9%	148	$123,177	35.1%
Interest-only—first liens	204	216,765	61.2%	207	209,207	59.7%
Negative amortization	31	12,241	3.5%	32	13,099	3.7%
Total NTM—first liens	382	348,964	98.6%	387	345,483	98.5%
Green Loans (HELOC)—second liens	19	4,748	1.3%	19	4,979	1.4%
Interest-only—second liens	1	113	0.1%	1	113	0.1%
Total NTM—second liens	20	4,861	1.4%	20	5,092	1.5%
Total NTM loans	402	$353,825	100.0%	407	$350,575	100.0%
Total gross loan portfolio		$3,933,715			$3,949,122
% of NTM to total gross loan portfolio		9.0%			8.9%

The initial credit guidelines for the non-traditional mortgage portfolio were established based on borrower Fair Isaac Company (FICO) score, loan-to-value (LTV), property type, occupancy type, loan amount, and geography. Additionally, from an ongoing credit risk management perspective, the Company has determined that the most significant performance indicators for NTMs to be loan-to-value and FICO scores. On a semi-annual basis, the Company performs loan reviews of the NTM loan portfolio, which includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models (AVM) to confirm collateral values.

LTV represents current unpaid principal balance divided by estimated property value. The following table presents the single family residential NTM first lien portfolio by LTV at the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
LTV’s (1)
March 31, 2015
< 61	77	$56,136	46.7%	60	$99,152	45.8%	15	$5,960	48.7%	152	$161,248	46.2%
61 – 80	45	46,129	38.5%	52	83,480	38.5%	12	5,312	43.4%	109	134,921	38.7%
81 – 100	18	11,833	9.9%	33	15,463	7.1%	3	579	4.7%	54	27,875	8.0%
> 100	7	5,860	4.9%	59	18,670	8.6%	1	390	3.2%	67	24,920	7.1%
Total	147	$119,958	100.0%	204	$216,765	100.0%	31	$12,241	100.0%	382	$348,964	100.0%
December 31, 2014
< 61	77	$58,856	47.8%	60	$93,254	44.7%	15	$6,023	46.0%	152	$158,133	45.8%
61 – 80	45	46,177	37.5%	54	81,472	38.9%	12	5,901	45.0%	111	133,550	38.6%
81 – 100	18	11,846	9.6%	33	14,927	7.1%	4	781	6.0%	55	27,554	8.0%
> 100	8	6,298	5.1%	60	19,554	9.3%	1	394	3.0%	69	26,246	7.6%
Total	148	$123,177	100.0%	207	$209,207	100.0%	32	$13,099	100.0%	387	$345,483	100.0%

(1)	LTV represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy.

The decreases in Green Loans and negative amortization loans were due mainly to reductions in principal balances and payoffs and the increase in interest only was due to increased originations. The Company continues to originate interest only loans.

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

At March 31, 2015, Green Loans totaled $124.7 million, a decrease of $3.5 million, or 2.7 percent from $128.2 million at December 31, 2014, primarily due to reductions in principal balances and payoffs. As of March 31, 2015 and December 31, 2014, $10.7 million and $12.5 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.

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

The following table presents the Company’s non-traditional single family residential mortgage Green Loans first lien portfolio at March 31, 2015 and December 31, 2014 by FICO scores:

	March 31, 2015			December 31, 2014			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	28	$19,448	16.2%	28	$20,248	16.4%	—	$(800)	(0.2)%
700-799	72	50,769	42.3%	72	52,532	42.7%	—	(1,763)	(0.4)%
600-699	28	30,431	25.4%	29	31,053	25.2%	(1)	(622)	0.2%
<600	8	11,873	9.9%	8	11,893	9.7%	—	(20)	0.2%
No FICO	11	7,437	6.2%	11	7,451	6.0%	—	(14)	0.2%
Totals	147	$119,958	100.0%	148	$123,177	100.0%	(1)	$(3,219)	—%

The Company updates FICO scores on a semi-annual basis, typically in the second and fourth quarters or as needed in conjunction with proactive portfolio management. As such, the FICO scores did not materially change from December 31, 2014 to March 31, 2015, but the change during the quarter reflects loans that were paid off during the quarter.

Interest Only Loans

Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. As of March 31, 2015, our interest only loans increased by $7.6 million, or 3.6 percent, to $216.9 million from $209.3 million at December 31, 2014, primarily due to originations of $23.5 million, partially offset by net amortization of $15.9 million. As of March 31, 2015 and December 31, 2014, $3.0 million and $2.0 million of the interest only loans were non-performing, respectively.

Loans with the Potential for Negative Amortization

Negative amortization loans decreased by $0.9 million, or 6.6 percent, to $12.2 million as of March 31, 2015 from $13.1 million as of December 31, 2014. The Company discontinued origination of negative amortization loans in 2007. As of March 31, 2015 and December 31, 2014, $0 and $0 of the loans that had the potential for negative amortization were non-performing, respectively. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.

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

Non-Performing Assets

The following table presents a summary of total non-performing assets as of the dates indicated:

	March 31, 2015	December 31, 2014	Amount Change	Percentage Change
	($ in thousands)
Loans past due 90 days or more still on accrual	$—	$—	$—	NM
Nonaccrual loans	42,754	38,381	4,373	11.4%
Total non-performing loans	42,754	38,381	4,373	11.4%
Other real estate owned	498	423	75	17.7%
Total non-performing assets	$43,252	$38,804	$4,448	11.5%
Performing restructured loans	$7,431	$6,346	$1,085	17.1%
Total non-performing loans to gross loans and leases	1.09%	0.97%
Total non-performing assets to total assets	0.71%	0.65%
Allowance for loan and lease losses to non-performing loans	68.64%	76.81%

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

Additional income of approximately $276 thousand would have been recorded during the three months ended March 31, 2015, had these loans been paid in accordance with their original terms throughout the periods indicated.

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

Troubled debt restructured loans and leases consist of the following as of the dates indicated:

	March 31, 2015			December 31, 2014
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial real estate	$—	$—	$—	$—	$—	$—
SBA	—	9	9	—	6	6
Consumer:
Single family residential mortgage	—	4,543	4,543	—	4,269	4,269
Green Loans (HELOC) - first liens	4,549	—	4,549	3,442	—	3,442
Green Loans (HELOC) - second liens	294	—	294	294	—	294
Total	$4,843	$4,552	$9,395	$3,736	$4,275	$8,011

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses (ALLL) at a level estimated by management to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. During the year ended December 31, 2014, the Company enhanced the methodologies, processes and controls over the allowance for loan and lease losses (ALLL), due to the Company's organic and acquisitive growth and changing profile.

The following is a synopsis of the enhancements for each component of ALLL:

•	Expand the look-back period to 28 rolling quarters to capture the full economic cycle.

•	Utilize net historical losses versus gross historical losses.

•
Expand the peer group used to determine industry average loss history to include three industry groups: i) all U.S. financial and bank holding companies; ii) all California financial and bank holding companies; iii) the peer group average from the Uniform Bank Performance Report.

•	Apply the segment specific loss emergence period to each segment's loss.

•	Determine qualitative reserves at each loan segment level based on a baseline risk weighting adjusted for current risks, trends and business conditions.

•	Disaggregate certain qualitative factors to be determined on the portfolio segment level.

The ALLL is comprised of two components, valuation on loans that are collectively evaluated for impairment (GVA) and valuation on loans that are individually evaluated for impairment (SVA). The GVA is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, industry information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and industry average loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. The Company uses a seven year loss experience, which includes 15 quarters of the internal history and supplemented with 13 quarters of industry average loss history. In addition, the Company uses adjustments for numerous qualitative factors including those found in the Interagency Guidance on ALLL, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes, among others. The Company calculates the SVA on all impaired loans and leases using guidance from ASC 310 primarily through the evaluation of expected cash flows or collateral values.

At March 31, 2015, total ALLL was $29.3 million, which represented 0.75 percent of total gross loans and leases, as compared to $29.5 million, or 0.75 percent, of total gross loans and leases at December 31, 2014, with unallocated ALLL of $364 thousand and $0, respectively, at March 31, 2015 and December 31, 2014. The SVA was $1.2 million at March 31, 2015 compared to $1.3 million at December 31, 2014. The GVA on originated loans and leases at March 31, 2015 was $25.5 million, which represented 1.31 percent of total originated loans and leases, as compared to $25.3 million, or 1.34 percent, of total originated loans and leases at December 31, 2014. Including the non-credit impaired loans acquired through the business acquisitions, the GVA was $27.9 million as of March 31, 2015, which represents 0.85 percent of the total amount of such loans and leases, as compared to $28.2 million, or 0.85 percent, of the total amount of such loans and leases at December 31, 2014. The ALLL plus market discount for originated and acquired non-credit impaired loans and leases to the total amount of such loans and leases was 3.27 percent at March 31, 2015 versus 3.37 percent at December 31, 2014. The Company provided $0 to its provision for loan and lease losses during the three months ended March 31, 2015.

The Company acquired the BPNA branches in 2014, PBOC during 2013 and Beach Business Bank and Gateway Bancorp during 2012, and their loans and leases were treated under ASC 805, accounting for acquisitions. The acquired loans and leases include loans and leases that are accounted for under ASC 310-30, accounting for purchased credit impaired loans and leases (PCI). In addition, the Company acquired three pools of credit impaired re-performing seasoned SFR mortgage loan pools during 2012 and five pools of seasoned SFR mortgage loan pools, which were partially ASC 310-30 loans, during 2013. The Company may recognize provisions for loan and lease losses in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield and purchased discount. On a quarterly basis, the Company determines whether it needs to re-forecast its expected cash flows for the PCI loans relating to the PBOC, Beach Business Bank and Gateway Bancorp acquisitions, and the eight loan pools to be evaluated for potential impairment. The provision for loans and leases losses on PCI loans reflected a decrease in expected cash flows on PCI loans compared to those previously estimated. The impairment reserve for PCI loans was $206 thousand at March 31, 2015.

The following table provides information regarding activity in the allowance for loan and lease losses during the periods indicated:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Allowance for loan and lease losses at beginning of period	$29,480	$18,805
Charge-offs:
Commercial and industrial	(11)	—
Commercial real estate	(259)	—
Multi-family	—	—
SBA	—	(17)
Construction	—	—
Lease financing	(87)	—
Single family residential mortgage	—	(151)
Other consumer	—	(35)
Total charge-offs	(357)	(203)
Recoveries:
Commercial and industrial	3	26
Commercial real estate	132	316
Multi-family	3	—
SBA	72	92
Construction	—	—
Lease financing	—	—
Single family residential mortgage	—	—
Other consumer	12	1
Total recoveries	222	435
Transfer from (to) held-for-sale	—	(963)
Provision for loan and lease losses	—	1,929
Allowance for loan and lease losses at end of period	$29,345	$20,003
Average total gross loans and leases held for investment	$3,896,456	$2,415,196
Total gross loans and leases held for investment at end of period	$3,933,715	$2,396,995
Ratios:
Annualized net loan charge-offs to average total gross loans held for investment	0.01%	(0.04)%
Allowance for loan and lease losses to total gross loans held for investment	0.75%	0.83%

The following table provides a summary of the allocation of the allowance for loan and lease losses by loan and lease category as well as loans and leases receivable for each category as of the dates indicated:

	March 31, 2015		December 31, 2014
	Allowance for Loan and Lease Losses	Loans and Leases Receivable	Allowance for Loan and Lease Losses	Loans and Leases Receivable
	(In thousands)
Commercial:
Commercial and industrial	$6,484	$489,229	$6,910	$490,900
Commercial real estate	3,904	975,734	3,840	999,857
Multi-family	7,164	940,053	7,179	955,683
SBA	566	48,254	335	36,155
Construction	695	38,081	846	42,198
Lease financing	1,195	102,012	873	85,749
Consumer:
Single family residential mortgage	6,960	1,169,134	7,192	1,171,662
Other consumer	2,013	171,218	2,305	166,918
Unallocated	364		—
Total	$29,345	$3,933,715	$29,480	$3,949,122

The changes in ALLL coverage per each loan category were the results of the Company's enhancements made on the current methodologies as discussed above.

The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

	March 31, 2015	December 31, 2014	Amount Change	Percentage Change
	($ in thousands)
Loan and lease breakdown by ALLL evaluation type:
Originated:
Individually evaluated for impairment	$29,301	$29,287	$14	—%
Collectively evaluated for impairment	1,947,212	1,892,240	54,972	2.9%
Acquired through business acquisitions - non-impaired:
Individually evaluated for impairment	2,818	4,191	(1,373)	(32.8)%
Collectively evaluated for impairment	1,358,184	1,411,927	(53,743)	(3.8)%
Seasoned SFR mortgage loan pools - non-impaired	354,402	364,580	(10,178)	(2.8)%
Acquired with deteriorated credit quality	241,798	246,897	(5,099)	(2.1)%
Total loans and leases	$3,933,715	$3,949,122	$(15,407)	(0.4)%
ALLL breakdown:
Originated:
Individually evaluated for impairment	$1,199	$1,288	$(89)	(6.9)%
Collectively evaluated for impairment	25,474	25,263	211	0.8%
Acquired through business acquisitions - non-impaired:
Individually evaluated for impairment	—	—	—	NM
Collectively evaluated for impairment	2,466	2,906	(440)	(15.1)%
Seasoned SFR mortgage loan pools - non-impaired	—	—	—	NM
Acquired with deteriorated credit quality	206	23	183	795.7%
Total ALLL	$29,345	$29,480	$(135)	(0.5)%
Discount on purchased/acquired loans and leases:
Acquired through business acquisitions - non-impaired	$16,877	$17,866	$(989)	(5.5)%
Seasoned SFR mortgage loan pools - non-impaired	28,967	29,955	(988)	(3.3)%
Acquired with deteriorated credit quality	53,381	55,865	(2,484)	(4.4)%
Total discount	$99,225	$103,686	$(4,461)	(4.3)%
Ratios:
To originated loans and leases:
Individually evaluated for impairment	4.09%	4.40%	(0.31)%
Collectively evaluated for impairment	1.31%	1.34%	(0.03)%
Total ALLL	1.35%	1.38%	(0.03)%
To originated and acquired non-impaired loans and leases:
Individually evaluated for impairment	3.73%	3.85%	(0.12)%
Collectively evaluated for impairment	0.85%	0.85%	—%
Total ALLL	0.87%	0.88%	(0.01)%
Total ALLL and discount (1)	1.38%	1.42%	(0.04)%
To total loans and leases:
Individually evaluated for impairment	3.73%	3.85%	(0.12)%
Collectively evaluated for impairment	0.76%	0.77%	(0.01)%
Total ALLL	0.75%	0.75%	—%
Total ALLL and discount (1)	3.27%	3.37%	(0.10)%

(1)	Total ALLL plus discount divided by carrying value.

Servicing Rights

Total mortgage and SBA servicing rights were $21.8 million and $19.6 million at March 31, 2015 and December 31, 2014, respectively. The fair value of the mortgage servicing rights (MSRs) amounted to $21.2 million and $19.1 million and the amortized cost of the SBA servicing rights was $664 thousand and $484 thousand at March 31, 2015 and December 31, 2014, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans. The aggregate principal balance of the loans underlying our total MSRs and SBA servicing rights was $2.12 billion and $29.3 million, respectively, at March 31, 2015 and $1.92 billion and $22.2 million, respectively, at December 31, 2014. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 1.00 percent and 2.26 percent, respectively, at March 31, 2015 as compared to 0.99 percent and 2.18 percent, respectively, at December 31, 2014.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	March 31, 2015	December 31, 2014	Change	Change
	($ in thousands)
Noninterest-bearing deposits	$749,129	$662,295	$86,834	13.1%
Interest-bearing demand deposits	1,032,482	1,054,828	(22,346)	(2.1)%
Money market accounts	1,136,562	1,074,432	62,130	5.8%
Savings accounts	898,483	985,646	(87,163)	(8.8)%
Certificates of deposit under $100,000	663,713	449,580	214,133	47.6%
Certificates of deposit of $100,000 or more	381,623	445,050	(63,427)	(14.3)%
Total deposits	$4,861,992	$4,671,831	$190,161	4.1%

Total deposits increased by $190.2 million, or 4.1 percent, to $4.86 billion at March 31, 2015, compared to $4.67 billion at December 31, 2014. The increase was mainly due to increases in certificates of deposit, noninterest-bearing deposits, and money market accounts, partially offset by decreases in savings accounts and interest-bearing demand deposits.

Federal Home Loan Bank Advances and Other Borrowings

At March 31, 2015, $400.0 million of the Bank's advances from the FHLB were fixed-rate and had interest rates ranging from 0.28 percent to 0.34 percent with a weighted average interest rate of 0.31 percent and $145.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.24 percent. At December 31, 2014, $400.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.19 percent to 0.82 percent with a weighted average interest rate of 0.31 percent, and $233.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.27 percent.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At March 31, 2015 and December 31, 2014, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $1.89 billion and $1.84 billion, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $27.4 million and $29.8 million at March 31, 2015 and December 31, 2014, respectively. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $943.0 million at March 31, 2015.

The Bank maintained a line of credit of $111.1 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $149.0 million with no outstanding borrowings at March 31, 2015. The Bank also maintained available unsecured federal funds lines of credit of $85.0 million and potential borrowings under repurchase agreements up to $319.6 million at March 31, 2015.

On March 30, 2015, Banc of California, Inc. established a line of credit of $20.0 million with a financial institution with a maturity date of March 28, 2016 at a floating interest rate equal to a LIBOR rate plus 2.25 percent or a prime rate, the proceeds of which are to be used for working capital purposes. The Company had outstanding borrowings of $15.0 million under this line of credit at March 31, 2015.

Long Term Debt

Senior Notes

On April 23, 2012, the Company completed the public offering of $33.0 million aggregate principal amount of its 7.50 percent Senior Notes due April 15, 2020 (the Senior Notes I) at a price to the public of $25.00 per Senior Note I. Net proceeds after discounts were approximately $31.7 million.

On December 6, 2012, the Company completed the issuance and sale of an additional $45.0 million aggregate principal amount of the Senior Notes I at a price to the public of $25.00 per Senior Note I, plus accrued interest from October 15, 2012. Net proceeds after discounts, including a full exercise of the $6.8 million underwriters’ overallotment option on December 7, 2012, were approximately $50.1 million.

Subsequent to March 31, 2015, on April 6, 2015, the Company completed the issuance and sale of $175.0 million aggregate principal amount of its 5.25 percent Senior Notes due April 15, 2025 (the Senior Notes II, together with the Senior Notes I, the Senior Notes). Net proceeds after discounts were approximately $172.8 million.

The Senior Notes were issued under the Senior Debt Securities Indenture, dated as of April 23, 2012 (the Base Indenture), as supplemented by the First Supplemental Indenture dated as of April 23, 2012 for the Senior Notes I, and the Second Supplemental Indenture dated as of April 6, 2015 for the Senior Notes II (the Supplemental Indentures and together with the Base Indenture, the Indenture), between the Company and U.S. Bank National Association, as trustee.

The Senior Notes are the Company’s senior unsecured debt obligations and rank equally with all of the Company’s other present and future unsecured unsubordinated obligations. The Senior Notes I and II bear interest at a per-annum rate of 7.50 percent and 5.25 percent, respectively. The Company is required to make interest payments on the Senior Notes I quarterly in arrears and on the Senior Notes II semi-annually in arrears.

The Senior Notes I and II will mature on April 15, 2020 and April 15, 2025, respectively. The Company may, at the Company’s option, on April 15, 2015, or on any scheduled interest payment date thereafter for the Senior Notes I redeem the Senior Notes I in whole or in part, and on or after January 15, 2025 for the Senior Notes II redeem the Senior Notes in whole at any time or in part from time to time, in each case on not less than 30 nor more than 60 days’ prior notice. The Senior Notes will be redeemable at a redemption price equal to 100 percent of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to the date of redemption.

The Indenture contains several covenants which, among other things, restrict the Company’s ability and the ability of the Company’s subsidiaries to dispose of or incur liens on the voting stock of certain subsidiaries and also contains customary events of default.

Tangible Equity Units – Amortizing Notes

On May 21, 2014, the Company issued $69.0 million of 8.00 percent tangible equity units (TEUs) in an underwritten public offering. A total of 1,380,000 TEUs were issued, including 180,000 TEUs issued to the underwriter upon exercise of its overallotment option, with each TEU having a stated amount of $50.00. Each TEU is comprised of (i) a prepaid stock purchase contract (each a Purchase Contract) that will be settled by delivery of a specified number of shares of Company Common Stock and (ii) a junior subordinated amortizing note due May 15, 2017 (each an Amortizing Note) that has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50 percent per annum and has a scheduled final installment payment date of May 15, 2017. The Company has the right to defer installment payments on the Amortizing Notes at any time and from time to time, subject to certain restrictions, so long as such deferral period does not extend beyond May 15, 2019.

The Purchase Contracts and Amortizing Notes are accounted for separately. The Purchase Contract component of the TEUs is recorded in Additional Paid in Capital on the Consolidated Statements of Financial Condition. The Amortizing Note is recorded in Note Payable on the Consolidated Statements of Financial Condition. The relative fair values of the Amortizing Notes and Purchase Contracts were estimated to be approximately $14.6 million and $54.4 million, respectively. Total issuance costs associated with the TEUs were $4.0 million (including the underwriter discount of $3.3 million), of which $857 thousand was allocated to the liability component and $3.2 million was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs is being amortized over the term of the amortizing note. Net proceeds of $65.0 million from the issuance of the TEUs were designated to partially finance the BPNA Branch Acquisition and for general corporate purposes.

Reserve for Unfunded Loan Commitments

The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on outstanding loan balance of same customer or outstanding loans that shares similar credit risk exposure are used to determine the adequacy of the reserve. As of March 31, 2015 and December 31, 2014, the reserve for unfunded loan commitments was $1.9 million.

The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$1,869	$1,439
Provision for unfunded loan commitments	32	175
Balance at end of period	$1,901	$1,614

Reserve for Loss on Repurchased Loans

Reserve for loss reimbursements on sold loans was $8.4 million and $8.3 million at March 31, 2015 and December 31, 2014, respectively. This reserve relates to our single family residential mortgage business. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. We maintain a reserve for loss reimbursements on sold loans to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demand for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors. Provisions added to the reserve for loss reimbursements on sold loans are recorded under non-interest expense in the Consolidated Statements of Operations as an increase or decrease to provision for loss reimbursements on loans sold.

The following table presents a summary of activity in the reserve for loss reimbursements on sold loans for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$8,303	$5,427
Provision for loan repurchases	1,328	571
Payments made for loss reimbursement on sold loans	(1,199)	(132)
Balance at end of period	$8,432	$5,866

Liquidity Management

The Bank is required to have enough liquid assets in order to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained.

The Bank’s liquidity, represented by cash and cash equivalents and securities available for sale, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes FHLB advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered deposits. Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities.

At March 31, 2015, there were $220.8 million of approved loan origination commitments, $346.7 million of unused lines of credit and $12.0 million of outstanding letters of credit. Certificates of deposit maturing in the next 12 months totaled $804.3 million and $545.0 million of FHLB advances had maturities of less than 12 months at March 31, 2015.

Based on the competitive deposit rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank, although no assurance can be given in this regard. At March 31, 2015, the Company maintained $265.4 million of cash and cash equivalents that was 4.4 percent to total assets. In addition, the Bank had the ability at March 31, 2015 to borrow an additional $943.0 million from the FHLB and $111.1 million from the Federal Reserve Bank. The Bank also maintained available unsecured federal funds lines of credit of $85.0 million and repurchase agreements up to $319.6 million at March 31, 2015.

Commitments

The following table presents information as of March 31, 2015 regarding the Company’s commitments and contractual obligations:

	Commitments and Contractual Obligations
	Total Amount Committed	Less Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
	(In thousands)
Commitments to extend credit	$220,771	$159,775	$22,619	$8,355	$30,022
Unused lines of credit	346,704	202,588	21,653	40,972	81,491
Standby letters of credit	11,950	8,847	1,500	750	853
Total commitments	$579,425	$371,210	$45,772	$50,077	$112,366
FHLB advances	$545,000	$545,000	$—	$—	$—
Other borrowings	15,000	15,000	—	—	—
Long-term debt	129,216	11,876	19,613	12,713	85,014
Operating and capital lease obligations	46,539	13,874	18,538	7,708	6,419
Certificate of deposits	1,045,336	804,258	228,204	9,497	3,377
Total contractual obligations	$1,781,091	$1,390,008	$266,355	$29,918	$94,810

Regulatory Capital

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Amount	Ratio	Minimum Capital Requirement	Ratio	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions	Ratio
	($ in thousands)
March 31, 2015
Banc of California, Inc.
Total risk-based capital ratio	$502,054	11.55%	$347,838	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	470,808	10.83%	260,879	6.00%	N/A	N/A
Common equity tier 1 capital ratio	391,714	9.01%	195,659	4.50%	N/A	N/A
Tier 1 leverage ratio	470,808	7.99%	235,611	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$589,547	13.58%	$347,348	8.00%	$434,185	10.00%
Tier 1 risk-based capital ratio	558,301	12.86%	260,511	6.00%	347,348	8.00%
Common equity tier 1 capital ratio	558,301	12.86%	195,383	4.50%	282,220	6.50%
Tier 1 leverage ratio	558,301	9.49%	235,344	4.00%	294,180	5.00%
December 31, 2014
Banc of California, Inc.
Total risk-based capital ratio	$473,656	11.28%	$335,829	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	442,307	10.54%	167,914	4.00%	N/A	N/A
Tier 1 leverage ratio	442,307	8.57%	206,502	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$503,727	12.04%	$334,834	8.00%	$418,543	10.00%
Tier 1 risk-based capital ratio	472,378	11.29%	167,417	4.00%	251,126	6.00%
Tier 1 leverage ratio	472,378	9.17%	206,095	4.00%	257,619	5.00%

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

•	Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights.

•	Requires a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent.

•	Increases the minimum Tier 1 capital to risk-weighted assets ratio requirement from 4 percent to 6 percent.

•	Retains the minimum total capital to risk-weighted assets ratio requirement of 8 percent.

•	Retains a minimum leverage ratio requirement of 4 percent.

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

•
Implements a new capital conservation buffer requirement for a banking organization to maintain a common equity capital ratio more than 2.5 percent above the minimum common equity Tier 1 capital, Tier 1 capital and total risk based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625 percent and will be fully phased in at 2.50 percent by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5 percent or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short term commitments and securitization exposures.

•	Expands the recognition of collateral and guarantors in determining risk-weighted assets.

•	Removes references to credit ratings consistent with the Dodd Frank Act and establishes due diligence requirements for securitization exposures.

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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income

The following table presents the projected change in the Bank’s net portfolio value at March 31, 2015 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change.

	March 31, 2015
Change in Interest Rates in Basis Points (bp) (1)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
	($ in thousands)
+100 bp	$745,843	$(54,586)	(6.8)%	$217,236	$(4,735)	(2.1)%
0 bp	800,429			221,971
-100 bp	816,939	16,510	2.1%	217,755	(4,216)	(1.9)%

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of March 31, 2015 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, on December 14, 2011, CMG Financial Services, Inc. (CMG) initiated a patent lawsuit against Pacific Trust Bank, the predecessor of the Bank, in the United States District Court for the Central District of California (the Court) alleging infringement of U.S. Patent No. 7,627,509 (the Action) relating to the origination and servicing of loans with characteristics similar to the Bank’s Green Accounts, a product that the Bank no longer originates. On September 19, 2014, the Court entered final judgment in favor of the Bank, declaring CMG’s patent invalid and dismissing the suit against the Bank, with prejudice. On September 25, 2014, CMG filed a notice of appeal of the final judgment with the U.S. Court of Appeals for the Federal Circuit. On January 27, 2015, CMG filed its opening brief in the appeal and the Bank filed its opposition to the appeal on April 16, 2015. The Company and its counsel believe the appeal is without merit and the resolution of the matter is not expected to have a material impact on the Company’s business, financial condition or results of operations, though no assurance can be given in this regard.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors that appeared under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From January 1, 2015 to January 31, 2015	—	$—	—	897,958
From February 1, 2015 to February 28, 2015	—	$—	—	897,958
From March 1, 2015 to March 31, 2015	—	$—	—	897,958
Total	—	$—	—

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

2.1
Stock Purchase Agreement, dated as of June 3, 2011, by and among Banc of California, Inc., (f/k/a First PacTrust Bancorp, Inc.) (sometimes referred to below as the Registrant or the Company), Gateway Bancorp, Inc. (Gateway), each of the stockholders of Gateway and the D & E Tarbell Trust, u/d/t dated February 19, 2002 (in its capacity as the Sellers’ Representative)
(a)

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
(y)

2.7	Purchase and Assumption Agreement, dated as of April 22, 2014, by and between Banco Popular North America and Banc of California, National Association	(aa)

3.1	Articles of Incorporation of the Registrant	(d)

3.2	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(e)

3.3	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(f)

3.4	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(g)

3.5	Articles of Amendment to Articles Supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(h)

3.6	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 8.00% Non-Cumulative Perpetual Preferred Stock, Series C	(o)

3.7	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series B	(p)

3.8	Articles of Amendment to the Charter of the Registrant changing the Registrant’s name	(q)

3.9	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(bb)

3.10	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 7.375% Non-Cumulative Perpetual Preferred Stock, Series D	(ll)

3.11	Bylaws of the Registrant	(ii)

4.1	Warrant to purchase up to 240,000 shares of the Registrant common stock originally issued on November 1, 2010	(g)

4.2	Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010	(g)

4.3	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(l)

4.4
Supplemental Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 7.50% Senior Notes due April 15, 2020 and form of 7.50% Senior Notes due April 15, 2020
(l)

4.5
Second Supplemental Indenture, dated as of April 6, 2015, between the Registrant and U.S. Bank National Association, as Trustee, relating to the Registrant’s 5.25% Senior Notes due April 15, 2025 and form of 5.25% Senior Notes due April 15, 2025
(mm)

4.6	Deposit Agreement, dated as of June 12, 2013, among the Registrant, Registrar and Transfer Company, as Depositary and the holders from time to time of the depositary receipts described therein	(o)

4.7
Deposit Agreement, dated as of April 8, 2015, among the Registrant, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein
(ll)

4.8	Purchase Contract Agreement, dated May 21, 2014, between the Company and U.S. Bank National Association	(ee)

4.9	Indenture, dated May 21, 2014, between the Company and U.S. Bank National Association	(ee)

4.10	First Supplemental Indenture, dated May 21, 2014, between the Company and U.S. Bank National Association relating to the Registrant's 8% Tangible Equity Units due May 15, 2017	(ee)

10.1	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven A. Sugarman	(i)

10.1A	Stock Appreciation Right Grant Agreement between the Registrant and Steven A. Sugarman dated August 21, 2012	(i)

10.1B	Amendment dated December 13, 2013 to Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	(ff)

10.1C	Letter Agreement, dated as of May 23, 2014, by and between the Registrant and Steven A. Sugarman, relating to Stock Appreciation Rights issued with respect to Tangible Equity Units	(gg)

10.2	Employment Agreement, dated as of September 25, 2012, by and among the Registrant, Pacific Trust Bank and Beach Business Bank and Robert M. Franko	(i)

10.2A
Mutual Termination and Release Letter Agreement, dated September 25, 2012, relating to Executive Employment Agreement, dated June 1, 2003, between Doctors’ Bancorp, predecessor-in-interest to Beach Business Bank, and Robert M. Franko
(i)

10.3	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	(i)

10.4	Employment Agreement, dated as of November 5, 2012, by and among the Registrant and Ronald J. Nicolas, Jr.	(i)

10.5	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	(cc)

10.6	Registrant’s 2011 Omnibus Incentive Plan	(j)

10.7A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(m)

10.7B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(m)

10.7C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(m)

10.8	Registrant’s 2003 Stock Option and Incentive Plan	(k)

10.9	Registrant’s 2003 Recognition and Retention Plan	(k)

10.10	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between the Registrant and the Secretary of the United States Treasury	(f)

10.11	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(n)

10.12	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey T. Seabold	(z)

10.12A	Amended and Restated Employment Agreement, effective as of April 1, 2015, by and among Banc of California, National Association, and Jeffrey T. Seabold	10.12A

10.13	Registrant’s 2013 Omnibus Stock Incentive Plan	(r)

10.13A	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	(dd)

10.13E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	(dd)

10.13F	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(gg)

10.13G	Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(gg)

10.13H	Form of Performance Unit Agreement under 2013 Omnibus Stock Incentive Plan	10.13H

10.13I	Form of Performance-Based Incentive Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	10.13I

10.13J	Form of Performance-Based Non-Qualified Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	10.13J

10.13K	Form of Performance-Based Restricted Stock Agreement under the 2013 Omnibus Stock Incentive Plan.	10.13K

10.14	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Offices, dated as of May 31, 2013, between Pacific Trust Bank and AmericanWest Bank	(t)

10.15	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	(u)

10.15A
Assignment and Assumption Agreement, dated as of December 10, 2014, by and among Crescent Special Situations Fund (Investor Group), L.P., Crescent Special Situations Fund (Legacy V), L.P., TCW Shared Opportunity Fund V, L.P. and the Registrant.
(jj)

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
(hh)

11.0	Statement regarding computation of per share earnings	(kk)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)	31.2

31.3	Rule 13a-14(a) Certification (Chief Accounting Officer)	31.3

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.

(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference.

(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.

(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.

(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.

(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference.

(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.

(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference.

(i)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(j)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(k)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(l)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(m)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(n)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.

(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 17, 2013 and incorporated herein by reference.

(r)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(s)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.

(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.

(w)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(x)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference.

(y)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(z)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(aa)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference.

(cc)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(dd)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(ee)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(ff)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(gg)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(hh)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

(ii)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 2, 2015 and incorporated herein by reference.

(jj)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(kk)	Refer to Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(ll)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.

(mm)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date: May 8, 2015	/s/ Steven A. Sugarman
Steven A. Sugarman
Chairman/President/Chief Executive Officer

Date: May 8, 2015	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Executive Vice President/Chief Financial Officer

Date: May 8, 2015	/s/ Nathan Duda
Nathan Duda
Executive Vice President/Chief Accounting Officer