Form 10-Q
period 2015-06-30
BANC OF CALIFORNIA, INC.
filed 2015-08-07
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of July 31, 2015, the registrant had outstanding 37,466,750 shares of voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
June 30, 2015

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$12,444	$14,364
Interest-bearing deposits	446,546	216,835
Total cash and cash equivalents	458,990	231,199
Time deposits in financial institutions	1,900	1,900
Securities available for sale, at fair value	487,293	345,695
Securities held to maturity, at amortized cost (fair value of $53,303 at June 30, 2015)	53,414	—
Loans held for sale, carried at fair value	409,799	278,749
Loans held for sale, carried at lower of cost or fair value	336,852	908,341
Loans and leases receivable, net of allowance of $34,787 at June 30, 2015 and $29,480 at December 31, 2014	4,438,308	3,919,642
Federal Home Loan Bank and other bank stock, at cost	34,187	42,241
Servicing rights, net ($34,198 and $13,135 measured at fair value at June 30, 2015 and December 31, 2014, respectively)	34,942	13,619
Servicing rights held for sale, carried at fair value	—	5,947
Accrued interest receivable	14,875	15,113
Other real estate owned, net	50	423
Premises, equipment, and capital leases, net	35,229	78,685
Bank-owned life insurance	19,201	19,095
Goodwill	31,591	31,591
Affordable housing fund investment	4,417	4,737
Deferred income tax	12,081	16,373
Income tax receivable	3,091	—
Other intangible assets, net	21,905	25,252
Other assets	39,757	32,695
Total Assets	$6,437,882	$5,971,297
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$867,930	$662,295
Interest-bearing deposits	4,184,260	4,009,536
Deposits held for sale	52,820	—
Total deposits	5,105,010	4,671,831
Advances from Federal Home Loan Bank	350,000	633,000
Long term debt, net	264,077	93,569
Reserve for loss on repurchased loans	9,411	8,303
Income taxes payable	—	56
Accrued expenses and other liabilities	75,502	61,223
Total liabilities	5,804,000	5,467,982
Commitments and contingent liabilities
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized:
Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 32,000 shares authorized, 32,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	31,934	31,934
Series B, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 10,000 shares authorized, 10,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	10,000	10,000
Series C, 8.00% non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 40,250 shares authorized, 40,250 shares issued and outstanding at June 30, 2015 and December 31, 2014	37,943	37,943
Series D, 7.375% non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 115,000 shares authorized, 115,000 shares issued and outstanding at June 30, 2015	110,873	—
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 37,246,499 shares issued and 35,647,476 shares outstanding at June 30, 2015; 35,829,763 shares issued and 34,190,740 shares outstanding at December 31, 2014	372	358
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 0 shares issued and outstanding at June 30, 2015 and 609,195 shares issued and outstanding at December 31, 2014	—	6
Additional paid-in capital	425,784	422,910
Retained earnings	45,494	29,589
Treasury stock, at cost (1,599,023 shares at June 30, 2015 and 1,639,023 shares at December 31, 2014)	(29,070)	(29,798)
Accumulated other comprehensive income, net	552	373
Total stockholders’ equity	633,882	503,315
Total liabilities and stockholders’ equity	$6,437,882	$5,971,297
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and dividend income
Loans, including fees	$60,699	$42,077	$118,854	$83,607
Securities	2,119	993	4,046	1,917
Dividends and other interest-earning assets	2,026	564	2,724	886
Total interest and dividend income	64,844	43,634	125,624	86,410
Interest expense
Deposits	6,165	6,071	12,526	11,806
Federal Home Loan Bank advances	290	99	643	199
Long term debt and other interest-bearing liabilities	4,285	1,889	6,354	3,645
Total interest expense	10,740	8,059	19,523	15,650
Net interest income	54,104	35,575	106,101	70,760
Provision for loan and lease losses	5,474	2,108	5,474	4,037
Net interest income after provision for loan and lease losses	48,630	33,467	100,627	66,723
Noninterest income
Customer service fees	1,072	356	1,982	609
Loan servicing income	2,007	774	1,565	2,027
Income from bank owned life insurance	47	56	106	103
Net gain (loss) on sale of securities available for sale	—	15	(2)	522
Net gain on sale of loans	7,838	3,038	12,310	5,641
Net revenue on mortgage banking activities	39,403	26,133	77,336	43,457
Advisory service fees	4,435	1,808	5,632	2,918
Loan brokerage income	661	2,416	1,802	4,327
Gain on sale of building	9,919	—	9,919	—
Other income	1,311	776	2,023	1,046
Total noninterest income	66,693	35,372	112,673	60,650
Noninterest expense
Salaries and employee benefits	56,120	39,130	105,891	73,811
Occupancy and equipment	10,325	7,425	20,096	15,962
Professional fees	6,689	3,528	10,124	7,393
Data processing	2,075	1,270	3,910	2,061
Advertising	1,252	710	2,164	1,785
Regulatory assessments	1,376	1,046	2,730	1,987
Loan servicing and foreclosure expense	276	175	595	350
Valuation allowance for other real estate owned	—	—	22	—
Net gain on sales of other real estate owned	(6)	—	(23)	—
Provision for loan repurchases	999	330	1,844	901
Amortization of intangible assets	1,545	944	3,089	1,883
Impairment on intangible assets	258	—	258	—
All other expense	7,011	5,746	13,099	11,765
Total noninterest expense	87,920	60,304	163,799	117,898
Income before income taxes	27,403	8,535	49,501	9,475
Income tax expense	11,479	436	21,003	627
Net income	15,924	8,099	28,498	8,848
Preferred stock dividends	2,843	910	3,753	1,820
Net income available to common stockholders	$13,081	$7,189	$24,745	$7,028
Basic earnings per common share	$0.33	$0.27	$0.62	$0.30
Diluted earnings per common share	$0.32	$0.27	$0.62	$0.30
Basic earnings per class B common share	$0.33	$0.27	$0.62	$0.30
Diluted earnings per class B common share	$0.33	$0.25	$0.62	$0.24
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$15,924	$8,099	$28,498	$8,848
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities:
Unrealized (loss) gain arising during the period	(1,982)	1,099	(54)	2,122
Reclassification adjustment for loss (gain) included in net income	—	(15)	1	(522)
Total change in unrealized gain on available for sale securities	(1,982)	1,084	(53)	1,600
Unrealized gain (loss) on cash flow hedge:
Unrealized gain (loss) arising during the period	336	(292)	232	(509)
Total change in unrealized gain (loss) on cash flow hedge	336	(292)	232	(509)
Total change in other comprehensive income	(1,646)	792	179	1,091
Comprehensive income	$14,278	$8,891	$28,677	$9,939
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock				Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
	Series A	Series B	Series C	Series D	Voting	Class B Non-Voting					Total
Balance at December 31, 2013	$31,934	$10,000	$37,943	—	$210	$6	$256,306	$16,820	$(27,911)	$(600)	$324,708
Comprehensive income:
Net income	—	—	—	—	—	—	—	8,848	—	—	8,848
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	1,091	1,091
Issuance of common stock	—	—	—	—	77	—	55,397	—	—	—	55,474
Issuance of tangible equity units	—	—	—	—	—	—	51,720	—	—	—	51,720
Repurchase of 10,888 shares of common stock	—	—	—	—	—	—	—	—	(134)	—	(134)
Reclassification adjustment for awards issued from treasury stock	—	—	—	—	—	—	1,926	—	(1,926)	—	—
Exercise of stock options	—	—	—	—	—	—	757	—	—	—	757
Issuance of stock awards from treasury stock	—	—	—	—	—	—	(319)	—	319	—	—
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	—	410	28	—	—	438
Stock option compensation expense	—	—	—	—	—	—	156	—	—	—	156
Restricted stock compensation expense	—	—	—	—	—	—	2,663	—	—	—	2,663
Stock appreciation right expense	—	—	—	—	—	—	514	—	—	—	514
Dividends declared ($0.24 per common share)	—	—	—	—	—	—	—	(5,288)	—	—	(5,288)
Preferred stock dividends	—	—	—	—	—	—	—	(1,820)	—	—	(1,820)
Balance at June 30, 2014	$31,934	$10,000	$37,943	—	$287	$6	$369,530	$18,588	$(29,652)	$491	$439,127
Balance at December 31, 2014	$31,934	$10,000	$37,943	—	$358	$6	$422,910	$29,589	$(29,798)	$373	$503,315
Comprehensive income:
Net income	—	—	—	—	—	—	—	28,498	—	—	28,498
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	179	179
Issuance of common stock	—	—	—	—	15	(6)	(9)	—	—	—	—
Issuance of preferred stock	—	—	—	110,873	—	—	—	—	—	—	110,873
Exercise of stock options	—	—	—	—	—	—	(263)	—	728	—	465
Stock option compensation expense	—	—	—	—	—	—	247	—	—	—	247
Restricted stock compensation expense	—	—	—	—	—	—	4,038	—	—	—	4,038
Stock appreciation right expense	—	—	—	—	—	—	72	—	—	—	72
Restricted stock surrendered due to employee tax liability	—	—	—	—	(1)	—	(1,441)	—	—	—	(1,442)
Tax effect of dividends paid on unvested equity awards	—	—	—	—	—	—	135	—	—		135
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	—	95	(95)	—	—	—
Stock appreciation right dividend equivalents	—	—	—	—	—	—	—	(346)	—	—	(346)
Dividends declared ($0.24 per common share)	—	—	—	—	—	—	—	(8,399)	—	—	(8,399)
Preferred stock dividends	—	—	—	—	—	—	—	(3,753)	—	—	(3,753)
Balance at June 30, 2015	$31,934	$10,000	$37,943	110,873	$372	$—	$425,784	$45,494	$(29,070)	$552	$633,882
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$28,498	$8,848
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan and lease losses	5,474	4,037
Provision for loan repurchases	1,844	901
Net revenue on mortgage banking activities	(77,336)	(43,457)
Net gain on sale of loans	(12,310)	(5,641)
Net amortization (accretion) of securities	618	345
Depreciation on premises and equipment	4,374	3,250
Amortization of intangibles	3,089	1,883
Amortization of debt issuance cost	546	239
Stock option compensation expense	247	156
Stock award compensation expense	4,038	2,663
Stock appreciation right expense	72	514
Bank owned life insurance income	(106)	(103)
Impairment on intangible assets	258	—
Net loss (gain) on sale of securities available for sale	2	(522)
Gain on sale of building	(9,919)	—
Gain on sale of other real estate owned	(23)	—
Deferred income tax expense	4,293	—
Loss on sale or disposal of property and equipment	—	297
Increase in valuation allowances on other real estate owned	22	—
Repurchase of mortgage loans	(6,908)	—
Originations of loans held for sale from mortgage banking	(2,276,490)	(1,226,599)
Originations of other loans held for sale	(381,767)	(751,061)
Proceeds from sales of and principal collected on loans held for sale from mortgage banking	2,195,821	1,215,423
Proceeds from sales of and principal collected on other loans held for sale	452,535	339,144
Change in deferred loan (costs) fees	(808)	617
Amortization of premiums and discounts on purchased loans	(13,967)	(19,311)
Change in accrued interest receivable	238	(304)
Change in other assets	1,619	9,282
Change in accrued interest payable and other liabilities	10,868	(984)
Net cash used in operating activities	(65,178)	(460,383)
Cash flows from investing activities:
Proceeds from sales of securities available for sale	174	52,245
Proceeds from maturities and calls of securities available for sale	687	1,105
Proceeds from principal repayments of securities available for sale	54,096	16,843
Purchases of securities available for sale	(197,258)	(131,407)
Purchases of securities held to maturity	(53,419)	—
Net cash used in acquisitions	—	(1,000)
Loan originations and principal collections, net	(173,082)	(116,192)
Purchase of loans	(131,532)	(11,956)
Redemption of Federal Home Loan Bank stock	16,913	—
Purchase of Federal Home Loan Bank and other bank stocks	(8,859)	(11,792)
Proceeds from sale of loans held for investment	313,746	73,398
Net change in time deposits in financial institutions	—	(299)
Proceeds from sale of other real estate owned	908	48
Proceeds from sale of mortgage servicing rights	3,089	—
Proceeds from sale of premises and equipment	52,250	—
Additions to premises and equipment	(3,815)	(5,355)
Payments of capital lease obligations	(469)	(504)
Net cash (used in) provided by investing activities	(126,571)	(134,866)
Cash flows from financing activities:
Net increase in deposits	433,179	428,711
Net increase (decrease) in short-term Federal Home Loan Bank advances	(318,000)	210,000
Repayment of long-term Federal Home Loan Bank advances	(115,000)	(10,000)
Proceeds from long-term Federal Home Loan Bank advances	150,000	—
Net proceeds from issuance of common stock	—	54,474
Net proceeds from issuance of preferred stock	110,873	—
Net proceeds from issuance of tangible equity units	—	65,642
Net proceeds from issuance of long term debt	172,304	—
Payment of amortizing debt	(2,314)	—
Purchase of treasury stock	—	(134)
Proceeds from exercise of stock options	465	757
Dividend equivalents paid on stock appreciation rights	(343)	—
Dividends paid on preferred stock	(3,385)	(1,832)
Dividends paid on common stock	(8,239)	(4,436)
Net cash provided by financing activities	419,540	743,182
Net change in cash and cash equivalents	227,791	147,933
Cash and cash equivalents at beginning of period	231,199	110,118
Cash and cash equivalents at end of period	$458,990	$258,051
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$21,686	$15,563
Income taxes paid	19,502	—
Income taxes refunds received	158	—
Supplemental disclosure of noncash activities
Transfer from loans to other real estate owned, net	534	653
Transfer of loans receivable to loans held for sale, net of transfer of $0 and $963 from allowance for loan and lease losses for the six months ended June 30, 2015 and 2014, respectively	43,667	62,057
Transfer of loans held for sale to loans receivable	476,901	94,837
Transfer of deposits to deposits held for sale	—	—
Equipment acquired under capital leases	34	989
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of Banc of California, Inc. (collectively, with its consolidated subsidiaries, the Company, we, us and our) and its wholly owned subsidiaries, Banc of California, National Association (the Bank), The Palisades Group, LLC (the Palisades Group), and PTB Property Holdings, LLC (PTB), as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries.

Nature of Operations: Banc of California, Inc. is a financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Orange County, California and incorporated under the laws of Maryland. Banc of California, Inc.'s assets primarily consist of the outstanding stock of the Bank, as well as the outstanding membership interests of the Palisades Group and PTB.

Banc of California, Inc. is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board or FRB) and the Bank operates under a national bank charter issued by the Office of the Comptroller of the Currency (the OCC), its primary regulator. The Bank is a member of the Federal Home Loan Bank (FHLB) system, and maintains insurance on deposit accounts with the Federal Deposit Insurance Corporation (FDIC). The Bank offers a variety of financial services to meet the banking and financial needs of the communities we serve, with operations conducted through 37 banking offices, serving San Diego, Los Angeles, Santa Barbara and Orange counties, California and 63 loan production offices in California, Arizona, Oregon, Virginia, Indiana, Maryland, Colorado, Idaho, North Carolina and Nevada as of June 30, 2015. The Palisades Group provides financial advisory and asset management services and PTB manages and disposes of other real estate owned properties.

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

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan and lease losses, reserve for loss on repurchased loans, servicing rights, realization of deferred tax assets, the valuation of goodwill and other intangible assets, mortgage banking derivatives, purchased credit impaired loan discount accretion, fair value of assets and liabilities acquired in business combinations, and the fair value measurement of financial instruments are particularly subject to change and any such change could have a material effect on the consolidated financial statements.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. As of June 30, 2015, the Company had a deferred tax asset of $12.1 million, with no valuation allowance and as of December 31, 2014, the Company had a deferred tax asset of $16.4 million, with no valuation allowance (See further discussion in Note 11, Income Taxes).

The effective tax rate for both the 2015 and 2014 periods reflects the adoption of Accounting Standards Update (ASU) 2014-01, which relates to amortization of investments in low income housing tax credits. See the Accounting Pronouncements portion of Note 1 - Summary of Significant Accounting Policies for detail. The retrospective application of this guidance resulted in increased income tax expense in both periods due to the reclassification of noninterest expense associated with these investments.

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

•
Expand the peer group used to determine industry average loss history to include three industry groups: i) all U.S. financial and bank holding companies, ii) all California based financial and bank holding companies, and iii) the peer group average from the Uniform Bank Performance Report.

•	Apply the segment specific loss emergence period to each segment's loss.

•	Determine qualitative reserves at each loan segment level based on a baseline risk weighting adjusted for current risks, trends and business conditions.

•	Disaggregate certain qualitative factors to be determined on the portfolio segment level.

Accounting Pronouncements: During the six months ended June 30, 2015, the following pronouncements applicable to the Company were issued or became effective:

In January 2014, the FASB issued guidance within ASU 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects," which amends ASC 323-720 to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The Company invests in qualified affordable housing projects (affordable housing fund investments) and previously accounted for them under the equity method of accounting. The Company recognized its share of partnership losses in noninterest expense with the tax benefit recognized in the income tax provision. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented.

The Company elected the proportional amortization method retrospectively for all periods presented. This accounting change in the amortization methodology resulted in changes to account for amortization recognized in prior periods, which impacted the balance of tax credit investments and related tax accounts. The investment amortization expense is presented as a component of the income tax expense (benefit). The cumulative effect of the retrospective application of this accounting principle was $274 thousand at December 31, 2014. Net income decreased by $22 thousand and $30 thousand due to the change in accounting principle for the three and six months ended June 30, 2014, respectively.

The following tables present the effect of the retrospective application of this change in accounting principle on the Company’s Consolidated Statements of Financial Condition, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the respective periods:
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

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2014
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands, except per share data)
Interest and dividend income	$43,634	$—	$43,634
Interest expense	8,059	—	8,059
Net interest income	35,575	—	35,575
Provision for loan and lease losses	2,108	—	2,108
Noninterest income	35,372	—	35,372
Noninterest expense	60,465	(161)	60,304
Income before income taxes	8,374	161	8,535
Income tax expense	253	183	436
Net income	8,121	(22)	8,099
Preferred stock dividends	910	—	910
Net income available for common stockholders	$7,211	$(22)	$7,189
Basic earnings per total common share	$0.27	$—	$0.27
Diluted earnings per total common share	$0.27	$—	$0.27

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30, 2014
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands, except per share data)
Interest and dividend income	$86,410	$—	$86,410
Interest expense	15,650	—	15,650
Net interest income	70,760	—	70,760
Provision for loan and lease losses	4,037	—	4,037
Noninterest income	60,650	—	60,650
Noninterest expense	118,233	(335)	117,898
Income before income taxes	9,140	335	9,475
Income tax expense	262	365	627
Net income	8,878	(30)	8,848
Preferred stock dividends	1,820	—	1,820
Net income available for common stockholders	$7,058	$(30)	$7,028
Basic earnings per total common share	$0.30	$—	$0.30
Diluted earnings per total common share	$0.30	$—	$0.30

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2014
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands)
Cash flow from operating activities
Net income	$8,878	$(30)	$8,848
Total adjustment in net income	(469,261)	30	(469,231)
Net cash used in operating activities	(460,383)	—	(460,383)
Cash flow from investing activities
Net cash used in investing activities	(134,866)	—	(134,866)
Cash flow from financing activities
Net cash provided by financing activities	743,182	—	743,182
Net increase in cash and cash equivalents	147,933	—	147,933
Cash and cash equivalents at beginning of period	110,118		110,118
Cash and cash equivalents at end of period	$258,051	$—	$258,051

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

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which significantly changes the consolidation analysis required under U.S. GAAP. The new consolidation guidance maintains two models: one for assessing most corporate entities based on the notion that majority voting rights indicate control (the voting model) and another for assessing entities that may be controlled through other means, such as management contracts or subordinated financial support (the variable interest model). Under the new guidance, limited partnerships will be VIEs, unless the limited partners have either substantive kick-out or participating rights. There is no longer a presumption that a general partner should consolidate a limited partnership. The ASU also changes the effect that fees paid to a decision maker or service provider have on the consolidation analysis. For entities other than limited partnerships, the ASU clarifies how to determine whether the equity holders (as a group) have power over the entity. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is allowed for all entities, but the guidance must be applied as of the beginning of the annual period containing the adoption date. Entities have the option of using either a full or modified retrospective approach for adoption. The Company is assessing the impact of the new guidance on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The amendments in this ASU are to be applied on a retrospective basis. Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 2 – BUSINESS COMBINATIONS AND TRANSACTIONS

The Company completed the following acquisitions between January 1, 2014 and June 30, 2015 and used the acquisition method of accounting. Accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition.

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

Building Sales

During the three months ended June 30, 2015, the Company sold a certain improved real property office complex located at 1588 South Coast Drive, Costa Mesa, California (the Property) at a sale price of approximately $52.3 million with a gain on sale of $9.9 million. The Property had a book value of $42.3 million at the sale date. Additionally, the Company incurred selling costs of $2.3 million for this transaction, which were reported in Professional Fees and All Other Expenses in the Consolidated Statements of Operations.

Branch Sales

On July 3, 2015, the Bank entered into a definitive agreement with Americas United Bank, a California banking corporation (AUB), pursuant to which the Bank has agreed to sell two branches and certain related assets and deposit liabilities to AUB as well as certain loans. See Note 21 for additional information.

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

Assets and Liabilities Measured on a Recurring Basis

Securities Available for Sale: The fair values of securities available for sale are generally determined by quoted market prices in active market, if available (Level 1). If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include SBA loan pool securities, U.S. GSE and agency securities, private label residential MBS, and agency MBS. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available for sale classified as Level 3 at June 30, 2015 and December 31, 2014.

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

Derivative Assets and Liabilities: The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as freestanding derivatives. The Company has entered into pay-fixed, receive-variable interest rate swap contracts with institutional counterparties to hedge against variability in cash flow attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR-based variable rate deposits. The Company is accounting for the swaps as cash flow hedges under ASC 815. The other derivative assets are interest rate lock commitments (IRLCs) with prospective residential mortgage borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. Changes in fair value are recorded in earnings as a component of net revenue on mortgage banking activities. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. Additional derivative assets and liabilities, typically mortgage-backed to-be-announced (TBA) securities, are used to hedge fair value changes, driven by changes in interest rates, in the Company’s mortgage assets. The Company hedges the period from the interest rate lock (assuming a fall-out factor for loans that ultimately do not close) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities as Level 2.

Mortgage Servicing Rights: The Company retains servicing on some of its mortgage loans sold and elected the fair value option for valuation of these mortgage servicing rights (MSRs). The value is based on a third party provider that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. Because of the significance of unobservable inputs, these servicing rights are classified as Level 3. At June 30, 2015 and December 31, 2014, $0 and $5.9 million of the mortgage servicing rights were valued based on a market bid that settled subsequent to each period end, which is included as Level 3, respectively.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2015
Assets
Available for sale securities:
SBA loan pools securities	$1,618	$—	$1,618	$—
U.S. government-sponsored entities and agency securities	2,000	—	2,000	—
Private label residential mortgage-backed securities	2,146	—	2,146	—
Agency mortgage-backed securities	481,529	—	481,529	—
Loans held for sale	409,799	—	409,799	—
Derivative assets (1)	11,800	—	11,800	—
Mortgage servicing rights (2)	34,198	—	—	34,198
Liabilities
Derivative liabilities (3)	557	—	557	—
December 31, 2014
Assets
Available for sale securities:
SBA loan pools securities	$1,715	$—	$1,715	$—
U.S. government-sponsored entities and agency securities	1,982	—	1,982	—
Private label residential mortgage-backed securities	3,168	—	3,168	—
Agency mortgage-backed securities	338,830	—	338,830	—
Loans held for sale	278,749	—	278,749	—
Derivative assets (1)	6,379	—	6,379	—
Mortgage servicing rights (2)	19,082	—	—	19,082
Liabilities
Derivative liabilities (3)	3,235	—	3,235	—

(1)	Included in Other Assets on the Consolidated Statements of Financial Condition

(2)	Included in Servicing Rights, Net and Servicing Rights Held For Sale on the Consolidated Statements of Financial Condition

(3)	Included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Mortgage servicing rights
Balance at beginning of period	$21,165	$8,407	$19,082	$13,535
Transfers out of Level 3 (1)	—	—	—	(9,185)
Total gains or losses (realized/unrealized):
Included in earnings—realized	—	—	—	—
Included in earnings—fair value adjustment	1,538	(565)	1,010	(250)
Included in other comprehensive income	—	—	—	—
Amortization of premium (discount)	—	—	—	—
Additions	13,699	5,996	23,891	10,322
Sales and settlements	(2,204)	(4,022)	(9,785)	(4,606)
Balance at end of period	$34,198	$9,816	$34,198	$9,816

(1)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that causes the transfer.

The following table presents quantitative information about Level 3 fair value measurements on a recurring basis as of the dates indicated:

	Fair Value (In thousands)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
June 30, 2015
Mortgage servicing rights	$34,198	Discounted cash flow	Discount rate	9.00% to 18.00% (9.87%)
			Prepayment rate	6.09% to 33.55% (10.44%)
December 31, 2014
Mortgage servicing rights	$13,135	Discounted cash flow	Discount rate	9.00% to 19.50% (10.09%)
			Prepayment rate	4.59% to 31.02% (13.22%)
June 30, 2014
Mortgage servicing rights	$9,816	Discounted cash flow	Discount rate	10.00% to 16.42% (10.92%)
			Prepayment rate	4.34% to 36.13% (14.20%)

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

Assets and Liabilities Measured on a Non-Recurring Basis

Securities held to maturity: Investment securities that the Company has the ability and the intent to hold to maturity are classified as held to maturity. Investment securities classified as held to maturity are carried at cost. The fair values of securities held to maturity are generally determined by quoted market prices in active market, if available (Level 1). If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Only securities held to maturities with other-than-temporary impairment (OTTI) are considered to be carried at fair value. The Company did not have any OTTI on securities held to maturity at June 30, 2015.

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

Loans Held for Sale, carried at lower of cost or fair value: The Company records non-conforming jumbo mortgage loans held for sale at the lower of cost or fair value, on an aggregate basis. The Company obtains fair values from a third party independent valuation service provider. Loans held for sale accounted for at the lower of cost or fair value are considered to be recognized at fair value when they are recorded at below cost, on an aggregate basis, and are classified as Level 2.

SBA Servicing Assets: SBA servicing assets represent the value associated with servicing SBA loans that have been sold. The fair value for SBA servicing assets is determined through discounted cash flow analysis and utilizes discount rates and prepayment speed assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis for SBA servicing assets. SBA servicing assets are accounted for at the lower of cost or market and considered to be recognized at fair value when they are recorded at below cost and are classified as Level 3.

Other Real Estate Owned Assets: Other real estate owned assets (OREO) are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. The Company recorded valuation allowance expense for OREO of $0 and $0 for the three months ended June 30, 2015 and 2014, respectively, and $22 thousand and $0 for the six months ended June 30, 2015 and 2014, respectively.

Alternative Investments (Affordable Housing Fund Investment & SBIC): The Company generally accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated, which generally takes 10 years. There are currently no plans to sell any of these investments prior to their liquidation. The alternative investments carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company had unfunded commitments of $487 thousand and $7.1 million for Affordable House Fund Investment and SBIC at June 30, 2015, respectively.

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2015
Assets
Impaired loans:
Single family residential mortgage	$5,271	$—	$—	$5,271
Commercial and industrial	5,125	—	—	5,125
Other real estate owned:
Single family residential	50	—	—	50
December 31, 2014
Assets
Impaired loans:
Single family residential mortgage	$6,206	$—	$—	$6,206
Commercial and industrial	4,313	—	—	4,313
SBA servicing rights	484	—	—	484
Other real estate owned:
Single family residential	423	—	—	423

The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Impaired loans:
Single family residential mortgage	$—	$(181)	$—	$(332)
Other consumer	—	—	—	(2)
Other real estate owned:
Single family residential	6	—	1	—

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying	Fair Value Measurement Level
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2015
Financial assets
Cash and cash equivalents	$458,990	$458,990	$—	$—	$458,990
Time deposits in financial institutions	1,900	1,900	—	—	1,900
Securities available for sale	487,293	—	487,293	—	487,293
Securities held to maturity	53,414	—	53,303	—	53,303
FHLB and other bank stock	34,187	—	34,187	—	34,187
Loans held for sale	746,651	—	752,707	—	752,707
Loans and leases receivable, net of allowance	4,438,308	—	—	4,539,113	4,539,113
Accrued interest receivable	14,875	14,875	—	—	14,875
Derivative assets	11,800	—	11,800	—	11,800
Financial liabilities
Deposits	5,105,010	—	—	4,945,705	4,945,705
Advances from Federal Home Loan Bank	350,000	—	350,097	—	350,097
Long term debt	264,077	—	268,498	—	268,498
Derivative liabilities	557	—	557	—	557
Accrued interest payable	4,207	4,207	—	—	4,207
December 31, 2014
Financial assets
Cash and cash equivalents	$231,199	$231,199	$—	$—	$231,199
Time deposits in financial institutions	1,900	1,900	—	—	1,900
Securities available for sale	345,695	—	345,695	—	345,695
FHLB and other bank stock	42,241	—	42,241	—	42,241
Loans held for sale	1,187,090	—	1,195,834	—	1,195,834
Loans and leases receivable, net of allowance	3,919,642	—	—	4,045,465	4,045,465
Accrued interest receivable	15,113	15,113	—	—	15,113
Derivative assets	6,379	—	6,379	—	6,379
Financial liabilities
Deposits	4,671,831	—	—	4,575,264	4,575,264
Advances from Federal Home Loan Bank	633,000	—	633,083	—	633,083
Long term debt	93,569	—	100,788	—	100,788
Derivative liabilities	3,235	—	3,235	—	3,235
Accrued interest payable	2,044	2,044	—	—	2,044

The methods and assumptions used to estimate fair value are described as follows:

Cash and cash equivalents and time deposits in financial institutions: The carrying amounts of cash and cash equivalents and time deposits in financial institutions approximate fair value due to the short-term nature of these instruments (Level 1).

FHLB and other bank stock: FHLB and other bank stock is recorded at cost. Ownership of FHLB stock is restricted to member banks, and purchases and sales of these securities are at par value with the issuer (Level 2).

Securities held to maturity: The fair values of securities held to maturity are based on pricing received from an independent pricing service that utilizes matrix pricing to calculate fair value (Level 2).

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

Advances from Federal Home Loan Bank: The fair values of advances from FHLB are estimated based on the discounted cash flows approach. The discount rate was derived from the current market rates for borrowings with similar remaining maturities (Level 2).

Long Term Debt: Fair value of long term debt is determined by observable data such as market spreads, cash flows, yield curves, credit information, and respective terms and conditions for debt instruments (Level 2).

Accrued interest payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – INVESTMENT SECURITIES

The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2015
Held to maturity
Corporate bonds	$53,414	$82	$(193)	$53,303
Total securities held to maturity	$53,414	$82	$(193)	$53,303
Available for sale
SBA loan pool securities	$1,600	$18	$—	$1,618
U.S. government-sponsored entities and agency securities	1,946	54	—	2,000
Private label residential mortgage-backed securities	2,135	13	(2)	2,146
Agency mortgage-backed securities	480,883	1,985	(1,339)	481,529
Total securities available for sale	$486,564	$2,070	$(1,341)	$487,293
December 31, 2014
Available for sale
SBA loan pool securities	$1,697	$18	$—	$1,715
U.S. government-sponsored entities and agency securities	1,940	42	—	1,982
Private label residential mortgage-backed securities	3,169	12	(13)	3,168
Agency mortgage-backed securities	338,072	1,363	(605)	338,830
Total securities available for sale	$344,878	$1,435	$(618)	$345,695
The following table presents amortized cost and fair value of the held to maturity and available for sale investment securities portfolio by expected maturity. In the case of mortgage-backed securities and SBA loan pool securities, expected maturities may differ from contractual maturities because borrowers generally have the right to call or prepay obligations with or without call or prepayment penalties. For that reason, mortgage-backed securities and SBA loan pool securities are not included in the maturity categories.

	June 30, 2015
	Held To Maturity		Available For Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within one year	$—	$—	$—	$—
One to five years	—	—	1,946	2,000
Five to ten years	15,414	15,231	—	—
Greater than ten years	38,000	38,072	—	—
SBA loan pool, private label residential mortgage-backed and agency mortgage-backed securities	—	—	484,618	485,293
Total	$53,414	$53,303	$486,564	$487,293

At June 30, 2015 and December 31, 2014, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of stockholders’ equity.

The following table presents proceeds from sales and calls of securities and the associated gross gains and losses realized through earnings upon the sale of available for sale securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Gross realized gains on sales of securities available for sale	$—	$15	$—	$560
Gross realized losses on sales of securities available for sale	—	—	(2)	(38)
Net realized gains (losses) on sales of securities available for sale	$—	$15	$(2)	$522
Proceeds from sales of securities available for sale	$—	$1,272	$174	$52,245
Tax benefit on sales of securities available for sale	$—	$—	$(1)	$—

Securities available for sale with carrying values of $32.7 million and $27.1 million as of June 30, 2015 and December 31, 2014, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2015
Held to maturity
Corporate bonds	$5,225	$(193)	$—	$—	$5,225	$(193)
Total securities held to maturity	$5,225	$(193)	$—	$—	$5,225	$(193)
Available for sale
Private label residential mortgage-backed securities	$160	$—	$510	$(2)	$670	$(2)
Agency mortgage-backed securities	141,497	(1,211)	10,141	(128)	151,638	(1,339)
Total securities available for sale	$141,657	$(1,211)	$10,651	$(130)	$152,308	$(1,341)
December 31, 2014
Available for sale
Private label residential mortgage-backed securities	$372	$(9)	$1,355	$(4)	$1,727	$(13)
Agency mortgage-backed securities	68,200	(332)	22,212	(273)	90,412	(605)
Total securities available for sale	$68,572	$(341)	$23,567	$(277)	$92,139	$(618)

The Company did not record other-than-temporary impairment (OTTI) for securities available for sale for the six months ended June 30, 2015 and 2014.

At June 30, 2015, the Company’s securities available for sale portfolio consisted of 100 securities, 39 of which were in an unrealized loss position and securities held to maturity consisted of 6 securities, 1 of which was in an unrealized loss position. The unrealized losses are related to an overall increase in interest rates and a decrease in prepayment speeds of the agency mortgage-backed securities.

The Company monitors to ensure it has adequate credit support and as of June 30, 2015, the Company did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recoveries. Of the Company’s $487.3 million securities available for sale portfolio, $486.2 million were rated AAA, AA or A and $1.1 million were rated BBB based on the most recent credit rating from the rating agencies as of June 30, 2015. All securities held to maturity were rated BBB as of June 30, 2015. The Company considers the lowest credit rating for identification of potential OTTI.

NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

	Non-Traditional Mortgages (NTM)	Traditional Loans	Total NTM and Traditional Loans	Purchased Credit Impaired Loans	Total Loans and Leases Receivable
	($ in thousands)
June 30, 2015
Commercial:
Commercial and industrial	$—	$771,112	$771,112	$365	$771,477
Commercial real estate	—	796,142	796,142	11,004	807,146
Multi-family	—	696,768	696,768	—	696,768
SBA	—	53,866	53,866	3,021	56,887
Construction	—	32,022	32,022	—	32,022
Lease financing	—	131,189	131,189	—	131,189
Consumer:
Single family residential mortgage	597,554	873,507	1,471,061	251,982	1,723,043
Green Loans (HELOC) - first liens	117,881	—	117,881	—	117,881
Green Loans (HELOC) - second liens	4,773	—	4,773	—	4,773
Other consumer	113	131,796	131,909	—	131,909
Total gross loans and leases	$720,321	$3,486,402	$4,206,723	$266,372	$4,473,095
Percentage to total gross loans and leases	16.1%	77.9%	94.0%	6.0%	100.0%
Allowance for loan and lease losses					(34,787)
Loans and leases receivable, net					$4,438,308
December 31, 2014
Commercial:
Commercial and industrial	$—	$489,766	$489,766	$1,134	$490,900
Commercial real estate	—	988,330	988,330	11,527	999,857
Multi-family	—	955,683	955,683	—	955,683
SBA	—	32,998	32,998	3,157	36,155
Construction	—	42,198	42,198	—	42,198
Lease financing	—	85,749	85,749	—	85,749
Consumer:
Single family residential mortgage	222,306	595,100	817,406	231,079	1,048,485
Green Loans (HELOC) - first liens	123,177	—	123,177	—	123,177
Green Loans (HELOC) - second liens	4,979	—	4,979	—	4,979
Other consumer	113	161,826	161,939	—	161,939
Total gross loans and leases	$350,575	$3,351,650	$3,702,225	$246,897	$3,949,122
Percentage to total gross loans and leases	8.9%	84.8%	93.7%	6.3%	100.0%
Allowance for loan and lease losses					(29,480)
Loans and leases receivable, net					$3,919,642

Non Traditional Mortgage Loans

The Company’s non-traditional mortgage (NTM) portfolio is comprised of three interest only products: Green Account Loans (Green Loans), fixed or adjustable hybrid interest only rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of June 30, 2015 and December 31, 2014, the NTM loans totaled $720.3 million, or 16.1 percent of the total gross loan portfolio, and $350.6 million, or 8.9 percent of the total gross loan portfolio, respectively. The total NTM portfolio increased by $369.7 million, or 105.5 percent, during the six months ended June 30, 2015, due mainly to interest only loans transferred from loans held for sale of $277.5 million.

The following table presents the composition of the NTM portfolio as of the dates indicated:

	June 30, 2015			December 31, 2014
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC) - first liens	143	$117,881	16.3%	148	$123,177	35.1%
Interest-only - first liens	494	585,437	81.2%	207	209,207	59.7%
Negative amortization	31	12,117	1.7%	32	13,099	3.7%
Total NTM - first liens	668	715,435	99.2%	387	345,483	98.5%
Green Loans (HELOC) - second liens	17	4,773	0.7%	19	4,979	1.4%
Interest-only - second liens	1	113	0.1%	1	113	0.1%
Total NTM - second liens	18	4,886	0.8%	20	5,092	1.5%
Total NTM loans	686	$720,321	100.0%	407	$350,575	100.0%
Total gross loan portfolio		$4,473,095			$3,949,122
% of NTM to total gross loan portfolio		16.1%			8.9%

Green Loans

Green Loans are single family residential first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year-balloon payment due at maturity. At June 30, 2015 and December 31, 2014, Green Loans totaled $122.7 million and $128.2 million, respectively. At June 30, 2015 and December 31, 2014, $10.6 million and $12.5 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of the Green Loan products in 2011.

Interest Only Loans

Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. As of June 30, 2015 and December 31, 2014, interest only loans totaled $585.6 million and $209.3 million, respectively. At June 30, 2015 and December 31, 2014, $4.1 million and $2.0 million of the interest only loans were non-performing, respectively.

Loans with the Potential for Negative Amortization

Negative amortization loans totaled $12.1 million and $13.1 million at June 30, 2015 and December 31, 2014, respectively. The Company discontinued origination of negative amortization loans in 2007. At June 30, 2015 and December 31, 2014, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios. While Green Loans have the potential for negative amortization, they are excluded from the loans with the potential for negative amortization discussed in this paragraph.

Risk Management of Non-Traditional Mortgages

The Company has determined that the most significant performance indicators for NTMs are loan-to-value (LTV) and Fair Isaac Company (FICO) scores. Accordingly, the Company manages credit risk in the NTM portfolio through semi-annual review of the loan portfolio that includes refreshing FICO scores on the Green Loans and home equity lines of credit, as needed in conjunction with portfolio management, and ordering third party automated valuation models. The loan review is designed to provide a method of identifying borrowers who may be experiencing financial difficulty before they actually fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO of 10 percent or more and/or a resulting FICO of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded which will increase the reserves the Company will establish for potential losses. A report of the semi-annual loan review is published and regularly monitored.

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

NTM Performance Indicators

The following table presents the Company’s NTM Green Loans first lien portfolio at June 30, 2015 by FICO scores that were obtained during the quarter ended June 30, 2015, comparing to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2014:

	By FICO Scores Obtained During the Quarter Ended June 30, 2015			By FICO Scores Obtained During the Quarter Ended December 31, 2014			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
June 30, 2015
FICO Score
800+	24	$15,720	13.3%	28	$19,274	16.4%	(4)	$(3,554)	(3.1)%
700-799	74	59,367	50.4%	69	49,543	41.9%	5	9,824	8.5%
600-699	26	18,189	15.4%	28	30,408	25.8%	(2)	(12,219)	(10.4)%
<600	7	7,848	6.7%	8	11,867	10.1%	(1)	(4,019)	(3.4)%
No FICO	12	16,757	14.2%	10	6,789	5.8%	2	9,968	8.4%
Totals	143	$117,881	100.0%	143	$117,881	100.0%	—	$—	—%
The Company updates FICO scores on a semi-annual basis, typically in the second and fourth quarters or as needed in conjunction with proactive portfolio management.

Loan to Value
The table below represents the Company’s single family residential NTM first lien portfolio by loan-to-value ratio (LTV) as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
LTV’s (1)
June 30, 2015
< 61%	82	$58,054	49.2%	120	$173,343	29.6%	16	$6,649	54.9%	218	$238,046	33.2%
61-80%	36	42,145	35.8%	277	377,324	64.5%	11	4,508	37.2%	324	423,977	59.3%
81-100%	19	12,519	10.6%	38	16,094	2.7%	3	574	4.7%	60	29,187	4.1%
> 100%	6	5,163	4.4%	59	18,676	3.2%	1	386	3.2%	66	24,225	3.4%
Total	143	$117,881	100.0%	494	$585,437	100.0%	31	$12,117	100.0%	668	$715,435	100.0%
December 31, 2014
< 61%	77	$58,856	47.8%	60	$93,254	44.7%	15	$6,023	46.0%	152	$158,133	45.8%
61-80%	45	46,177	37.5%	54	81,472	38.9%	12	5,901	45.0%	111	133,550	38.6%
81-100%	18	11,846	9.6%	33	14,927	7.1%	4	781	6.0%	55	27,554	8.0%
> 100%	8	6,298	5.1%	60	19,554	9.3%	1	394	3.0%	69	26,246	7.6%
Total	148	$123,177	100.0%	207	$209,207	100.0%	32	$13,099	100.0%	387	$345,483	100.0%

(1)	LTV represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy.

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

The Company also maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on outstanding loan balance of the same customer or outstanding loans that shares similar credit risk exposure are used to determine the adequacy of the reserve. As of June 30, 2015 and December 31, 2014, the reserve for unfunded loan commitments was $2.1 million and $1.9 million, respectively.

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

The following table presents a summary of activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$29,345	$20,003	$29,480	$18,805
Loans and leases charged off	(79)	(383)	(436)	(586)
Recoveries of loans and leases previously charged off	47	641	269	1,076
Transfer of loans from (to) held-for-sale	—	258	—	(705)
Provision for loan and lease losses	5,474	2,108	5,474	4,037
Balance at end of period	$34,787	$22,627	$34,787	$22,627

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the three and six months ended June 30, 2015:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Balance at March 31, 2015	$6,484	$3,904	$7,164	$566	$695	$1,195	$6,960	$2,013	$364	$29,345
Charge-offs	(23)	—	—	(55)	—	(1)	—	—	—	(79)
Recoveries	5	—	—	41	—	—	—	1	—	47
Provision	418	541	(3,484)	122	(116)	452	5,990	(328)	1,879	5,474
Balance at June 30, 2015	$6,884	$4,445	$3,680	$674	$579	$1,646	$12,950	$1,686	$2,243	$34,787
Balance at December 31, 2014	$6,910	$3,840	$7,179	$335	$846	$873	$7,192	$2,305	$—	$29,480
Charge-offs	(33)	(260)	—	(55)	—	(88)	—	—	—	(436)
Recoveries	8	132	3	113	—	—	—	13	—	269
Provision	(1)	733	(3,502)	281	(267)	861	5,758	(632)	2,243	5,474
Balance at June 30, 2015	$6,884	$4,445	$3,680	$674	$579	$1,646	$12,950	$1,686	$2,243	$34,787
Individually evaluated for impairment	$253	$—	$—	$—	$—	$—	$433	$—	$—	$686
Collectively evaluated for impairment	6,573	4,333	3,680	655	579	1,646	12,500	1,686	2,243	33,895
Acquired with deteriorated credit quality	58	112	—	19	—	—	17	—	—	206
Total ending allowance balance	$6,884	$4,445	$3,680	$674	$579	$1,646	$12,950	$1,686	$2,243	$34,787
Loans:
Individually evaluated for impairment	$5,125	$353	$—	$8	$—	$—	$26,019	$294	$—	$31,799
Collectively evaluated for impairment	765,987	795,789	696,768	53,858	32,022	131,189	1,562,923	136,388	—	4,174,924
Acquired with deteriorated credit quality	365	11,004	—	3,021	—	—	251,982	—	—	266,372
Total ending loan balances	$771,477	$807,146	$696,768	$56,887	$32,022	$131,189	$1,840,924	$136,682	$—	$4,473,095

The increase in ALLL on single family residential (SFR) mortgage loans was mainly due to SFR mortgage loans transferred from held for sale of $476.9 million. The decrease in ALLL on multi-family loans was mainly due to sales of $242.6 million of such loans and a higher composition of loans acquired at fair value through business acquisitions in multi-family loans. At June 30, 2015, a large portion of multi-family loans were acquired from the BPNA Branch Acquisition, which included purchase discounts that led to a lower level of ALLL.

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the three and six months ended June 30, 2014:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Balance at March 31, 2014	$2,367	$6,449	$2,720	$211	$352	$622	$6,147	$782	$353	$20,003
Charge-offs	—	—	(3)	—	—	—	(206)	(174)	—	(383)
Recoveries	27	438	—	175	—	—	—	1	—	641
Transfer of loans to held-for-sale	—	—	—	—	—	—	258	—	—	258
Provision	613	(1,272)	691	(125)	893	108	1,090	463	(353)	2,108
Balance at June 30, 2014	$3,007	$5,615	$3,408	$261	$1,245	$730	$7,289	$1,072	$—	$22,627
Balance at December 31, 2013	$1,822	$5,484	$2,566	$235	$244	$428	$7,044	$532	$450	$18,805
Charge-offs	—	—	(3)	(17)	—	—	(357)	(209)	—	(586)
Recoveries	53	754	—	267	—	—	—	2	—	1,076
Transfer of loans to held-for-sale	—	—	—	—	—	—	(705)	—	—	(705)
Provision	1,132	(623)	845	(224)	1,001	302	1,307	747	(450)	4,037
Balance at June 30, 2014	$3,007	$5,615	$3,408	$261	$1,245	$730	$7,289	$1,072	$—	$22,627
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$309	$—	$—	$309
Collectively evaluated for impairment	3,007	5,615	3,408	261	1,245	730	6,659	1,072	—	21,997
Acquired with deteriorated credit quality	—	—	—	—	—	—	321	—	—	321
Total ending allowance balance	$3,007	$5,615	$3,408	$261	$1,245	$730	$7,289	$1,072	$—	$22,627
Loans:
Individually evaluated for impairment	$4,507	$3,148	$1,651	$6	$—	$—	$26,413	$211	$—	$35,936
Collectively evaluated for impairment	362,604	518,020	232,528	25,258	30,761	57,754	902,317	131,978	—	2,261,220
Acquired with deteriorated credit quality	1,429	14,576	—	3,420	—	—	284,083	1,549	—	305,057
Total ending loan balances	$368,540	$535,744	$234,179	$28,684	$30,761	$57,754	$1,212,813	$133,738	$—	$2,602,213

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of the dates indicated. The recorded investment, excluding accrued interest, presents customer balances net of any partial charge-offs recognized on the loans and leases and net of any deferred fees and costs.

	June 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses
	(In thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$—	$4,803	$4,708	$—
Commercial real estate	1,220	353	—	1,910	1,017	—
Multi-family	—	—	—	1,747	1,594	—
SBA	22	8	—	24	6	—
Consumer:
Single family residential mortgage	21,527	20,748	—	15,729	15,131	—
Other consumer	294	294	—	507	503	—
With an allowance recorded:
Commercial:
Commercial and industrial	5,208	5,125	253	4,310	4,313	788
Consumer:
Single family residential mortgage	5,453	5,271	433	6,422	6,206	500
Total	$33,724	$31,799	$686	$35,452	$33,478	$1,288

The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Three Months Ended			Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
June 30, 2015
Commercial:
Commercial and industrial	$5,197	$68	$64	$6,698	$187	$194
Commercial real estate	363	7	7	373	17	17
Multi-family	—	—	—	790	13	15
SBA	9	—	—	8	—	—
Consumer:
Single family residential mortgage	26,111	210	210	23,989	389	386
Other consumer	294	2	2	294	4	5
Total	$31,974	$287	$283	$32,152	$610	$617
June 30, 2014
Commercial:
Commercial and industrial	$4,315	$60	$50	$2,158	$60	$50
Commercial real estate	3,220	63	60	3,319	112	117
Multi-family	1,662	40	19	1,673	53	32
SBA	8	—	—	4	—	—
Consumer:
Single family residential mortgage	26,630	191	226	18,450	256	291
Other consumer	212	1	1	213	2	2
Total	$36,047	$355	$356	$25,817	$483	$492

Non-accrual Loans and Leases

The following table presents nonaccrual loans and leases, and loans past due 90 days or more and still accruing as of the dates indicated:

	June 30, 2015			December 31, 2014
	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
(In thousands)
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—	$—
Nonaccrual loans and leases:
The Company maintains specific allowances for these loans of $164 in 2015 and $478 in 2014	14,716	27,992	42,708	14,592	23,789	38,381

The following table presents the composition of nonaccrual loans and leases as of the dates indicated:

	June 30, 2015			December 31, 2014
	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
	(In thousands)
Commercial:
Commercial and industrial	$—	$3,732	$3,732	$—	$7,143	$7,143
Commercial real estate	—	680	680	—	1,017	1,017
Multi-family	—	854	854	—	1,834	1,834
SBA	—	338	338	—	285	285
Construction	—	—	—	—	—	—
Lease financing	—	924	924	—	100	100
Consumer:
Single family residential mortgage	4,123	21,425	25,548	2,049	13,370	15,419
Green Loans (HELOC) - first liens	10,593	—	10,593	12,334	—	12,334
Green Loans (HELOC) - second liens	—	—	—	209	—	209
Other consumer	—	39	39	—	40	40
Total nonaccrual loans and leases	$14,716	$27,992	$42,708	$14,592	$23,789	$38,381

Past Due Loans and Leases

The following table presents the aging of the recorded investment in past due loans and leases as of June 30, 2015, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	June 30, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$5,637	$170	$4,014	$9,821	$587,733	$597,554
Green Loans (HELOC) - first liens	8,072	2,222	—	10,294	107,587	117,881
Green Loans (HELOC) - second liens	—	—	—	—	4,773	4,773
Other consumer	—	—	—	—	113	113
Total NTM loans	13,709	2,392	4,014	20,115	700,206	720,321
Traditional loans and leases:
Commercial:
Commercial and industrial	1,053	14	169	1,236	769,876	771,112
Commercial real estate	2,900	358	—	3,258	792,884	796,142
Multi-family	335	—	—	335	696,433	696,768
SBA	30	—	230	260	53,606	53,866
Construction	—	—	—	—	32,022	32,022
Lease financing	447	243	924	1,614	129,575	131,189
Consumer:
Single family residential mortgage	18,509	6,698	17,491	42,698	830,809	873,507
Other consumer	132	—	27	159	131,637	131,796
Total traditional loans and leases	23,406	7,313	18,841	49,560	3,436,842	3,486,402
Purchased Credit Impaired (PCI) loans:
Commercial:
Commercial and industrial	—	—	184	184	181	365
Commercial real estate	—	—	691	691	10,313	11,004
SBA	372	191	619	1,182	1,839	3,021
Consumer:
Single family residential mortgage	13,257	3,531	7,154	23,942	228,040	251,982
Total PCI loans	13,629	3,722	8,648	25,999	240,373	266,372
Total	$50,744	$13,427	$31,503	$95,674	$4,377,421	$4,473,095

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

For the six months ended June 30, 2015, there were 2 modifications through bankruptcy discharges. There were no modifications for the three and six months ended June 30, 2014. The following table summarizes the pre-modification and post-modification balances of the new TDRs for the three and six months ended June 30, 2015:

	Three Months Ended			Six Months Ended
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
June 30, 2015
Consumer:
Single family residential mortgage	—	$—	$—	2	$1,430	$1,430
Total	—	$—	$—	2	$1,430	$1,430

For the three and six months ended June 30, 2015 and 2014, there were no loans and leases that were modified as TDRs during the past 12 months that had payment defaults during the periods.

TDR loans and leases consist of the following as of the dates indicated:

	June 30, 2015			December 31, 2014
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial real estate	$—	$—	$—	$—	$—	$—
SBA	—	8	8	—	6	6
Consumer:
Single family residential mortgage	—	4,495	4,495	—	4,269	4,269
Green Loans (HELOC) - first liens	4,542	—	4,542	3,442	—	3,442
Green Loans (HELOC) - second liens	294	—	294	294	—	294
Total	$4,836	$4,503	$9,339	$3,736	$4,275	$8,011

The Company did not have any commitments to lend to customers with outstanding loans or leases that were classified as TDRs as of June 30, 2015 and December 31, 2014.

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

The following table presents the risk categories for loans and leases as of June 30, 2015:

	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$581,334	$12,097	$4,123	$—	$—	$597,554
Green Loans (HELOC) - first liens	99,179	398	18,006	298	—	117,881
Green Loans (HELOC) - second liens	4,773	—	—	—	—	4,773
Other consumer	113	—	—	—	—	113
Total NTM loans	685,399	12,495	22,129	298	—	720,321
Traditional loans and leases:
Commercial:
Commercial and industrial	746,236	3,065	21,811	—	—	771,112
Commercial real estate	774,529	10,041	11,572	—	—	796,142
Multi-family	680,912	4,778	11,078	—	—	696,768
SBA	53,107	—	759	—	—	53,866
Construction	32,022	—	—	—	—	32,022
Lease financing	129,492	138	1,559	—	—	131,189
Consumer:
Single family residential mortgage	833,492	18,593	21,422	—	—	873,507
Other consumer	131,696	61	39	—	—	131,796
Total traditional loans and leases	3,381,486	36,676	68,240	—	—	3,486,402
PCI loans:
Commercial:
Commercial and industrial	80	—	285	—	—	365
Commercial real estate	5,662	968	4,374	—	—	11,004
SBA	347	283	2,391	—	—	3,021
Consumer:
Single family residential mortgage	—	—	143	—	251,839	251,982
Total PCI loans	6,089	1,251	7,193	—	251,839	266,372
Total	$4,072,974	$50,422	$97,562	$298	$251,839	$4,473,095

The following table presents the risk categories for loans and leases as of December 31, 2014:

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$219,747	$279	$2,280	$—	$—	$222,306
Green Loans (HELOC) - first liens	104,640	399	18,138	—	—	123,177
Green Loans (HELOC) - second liens	4,770	—	209	—	—	4,979
Other consumer	113	—	—	—	—	113
Total NTM loans	329,270	678	20,627	—	—	350,575
Traditional loans and leases:
Commercial:
Commercial and industrial	477,319	117	12,330	—	—	489,766
Commercial real estate	943,645	14,281	30,404	—	—	988,330
Multi-family	932,438	6,684	16,561	—	—	955,683
SBA	32,171	—	827	—	—	32,998
Construction	42,198	—	—	—	—	42,198
Lease financing	85,613	36	100	—	—	85,749
Consumer:
Single family residential mortgage	569,871	10,395	14,834	—	—	595,100
Other consumer	161,701	85	40	—	—	161,826
Total traditional loans and leases	3,244,956	31,598	75,096	—	—	3,351,650
PCI loans:
Commercial:
Commercial and industrial	104	—	1,030	—	—	1,134
Commercial real estate	6,676	985	3,866	—	—	11,527
SBA	677	351	2,129	—	—	3,157
Consumer:
Single family residential mortgage	—	—	268	—	230,811	231,079
Total PCI loans	7,457	1,336	7,293	—	230,811	246,897
Total	$3,581,683	$33,612	$103,016	$—	$230,811	$3,949,122

Purchased Credit Impaired Loans

During the three months ended June 30, 2015 and the years ended December 31, 2013 and 2012, the Company acquired loans and leases through business acquisitions and purchases of loan pools for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table presents the outstanding balance and carrying amount of those loans and leases, which are sometimes collectively referred to as “PCI loans,” as of the dates indicated:

	June 30, 2015		December 31, 2014
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial:
Commercial and industrial	$443	$365	$1,767	$1,134
Commercial real estate	13,012	11,004	13,708	11,527
SBA	4,021	3,021	4,220	3,157
Consumer:
Single family residential mortgage	301,291	251,982	283,067	231,079
Total	$318,767	$266,372	$302,762	$246,897

The following table presents a summary of accretable yield, or income expected to be collected for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$85,295	$108,348	$92,301	$126,336
New loans or leases purchased	(74)	—	(74)	—
Accretion of income	(4,894)	(6,615)	(9,942)	(13,784)
Changes in expected cash flows	(128)	27,595	(153)	27,726
Disposals	(1,659)	(2,486)	(3,592)	(13,436)
Balance at end of period	$78,540	$126,842	$78,540	$126,842

The Company completed one bulk loan acquisition during the three and six months ended June 30, 2015 with unpaid principal balances and fair values of $82.5 million and $79.9 million, respectively, at the acquisition date. The Company determined that certain of the loans in the bulk acquisitions reflected evidence of credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The unpaid principal balances and fair values of PCI loans in this transaction, at the date of acquisition, were $31.6 million and $30.4 million, respectively. The Company did not purchase any PCI loans during the three and six months ended June 30, 2014.

During the three and six months ended June 30, 2015, the Company did not sell any PCI loans. During the three months ended June 30, 2014, the Company sold a portion of PCI loans with unpaid principal balances and carrying values of $2.5 million and $1.5 million, respectively, and recognized no net gain or loss on sale of loans from the transaction. During the six months ended June 30, 2014, the Company sold a portion of PCI loans with unpaid principal balances and carrying values of $30.2 million and $17.6 million, respectively, and recognized net gain on sale of loans of $2.3 million from the transaction.

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

Income from servicing rights was $2.0 million and $774 thousand for the three months ended June 30, 2015 and 2014, respectively, and $1.6 million and $2.0 million for the six months ended June 30, 2015 and 2014, respectively. The increase in the three-month period was mainly due to an increase in unpaid principal balance of loans sold with servicing retained. The decrease in the six-month period was mainly due to a loss recognized on the fair value of servicing rights. These amounts are reported in Loan Servicing Income in the Consolidated Statements of Operations. The following table presents a composition of servicing rights as of the dates indicated:

	June 30, 2015	December 31, 2014
	(In thousands)
Mortgage servicing rights, at fair value	$34,198	$19,082
SBA servicing rights, at cost	744	484
Total	$34,942	$19,566

Mortgage loans sold with servicing retained are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at June 30, 2015 and December 31, 2014 was $3.10 billion and $1.92 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $17.7 million and $8.3 million at June 30, 2015 and December 31, 2014, respectively.

Mortgage Servicing Rights

At June 30, 2015 and December 31, 2014, $0 and $5.9 million of the mortgage servicing rights were valued based on a market bid that settled subsequent to each period end, which were classified as Level 3, respectively. The following table presents the key characteristics, inputs and economic assumptions used to estimate the fair value of the MSRs as of the dates indicated:

	June 30, 2015	December 31, 2014
	($ in thousands)
Fair value of retained MSRs	$34,198	$13,135
Discount rate	9.87%	10.09%
Constant prepayment rate	10.44%	13.22%
Weighted-average life (in years)	7.10	5.80

The following table presents activity in the MSRs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$21,165	$18,553	$19,082	$13,535
Additions	13,699	5,996	23,891	11,136
Changes in fair value resulting from valuation inputs or assumptions	1,538	(565)	1,010	(1,350)
Sales of servicing rights	—	(13,397)	(5,862)	(12,150)
Other—loans paid off	(2,204)	(771)	(3,923)	(1,355)
Balance at end of period	$34,198	$9,816	$34,198	$9,816

SBA Servicing Rights

The Company used a discount rate of 7.25 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$664	$327	$484	$348
Additions	144	69	339	69
Amortization, including prepayments	(64)	(21)	(79)	(42)
Balance at end of period	$744	$375	$744	$375

NOTE 7 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$498	$150	$423	$—
Additions	—	503	534	653
Sales and net direct write-downs	(448)	(48)	(885)	(48)
Net change in valuation allowance	—	—	(22)	—
Balance at end of period	$50	$605	$50	$605

The following table presents the activity in the other real estate owned valuation allowance for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$54	$—	$32	$—
Additions	—	—	22	—
Net direct write-downs and removals from sale	—	—	—	—
Balance at end of period	$54	$—	$54	$—

The following table presents expenses related to foreclosed assets included in Loan Servicing and Foreclosure Expenses on the Consolidated Statements of Operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net gain (loss) on sales	$6	$—	$23	$—
Operating expenses, net of rental income	—	—	—	—
Total	$6	$—	$23	$—

The Company did not provide loans for sale of other real estate owned during the three and six months ended June 30, 2015 and 2014.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

At June 30, 2015, the Company had goodwill of $31.6 million related to the RenovationReady, CS Financial, Private Bank of California, and Beach Business Bank acquisitions.

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

During the three months ended June 30, 2015, the Company wrote off a portion of core deposit intangibles on non-interest bearing demand deposits and money market accounts acquired through the BPNA Branch Acquisition of $258 thousand due to the deposits being transferred to held for sale for the pending sale of two branches announced subsequent to June 30, 2015. See Note 21 - Subsequent Events for additional information.

Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of June 30, 2015, the weighted average remaining amortization period for core deposit intangibles was approximately 7.8 years. Customer relationship intangible, related to the RenovationReady acquisition, is amortized over its useful life of 5.0 years. As of June 30, 2015, the remaining amortization period for customer relationship intangible was approximately 3.6 years. Trade name intangibles, related to the RenovationReady and CS Financial acquisitions, have indefinite useful lives. The following table presents a summary of other intangible assets as of the dates indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
June 30, 2015
Core deposit intangibles	$30,904	$10,259	$20,645
Customer relationship intangible	670	190	480
Trade name intangibles	780	—	780
December 31, 2014
Core deposit intangibles	$31,162	$7,237	$23,925
Customer relationship intangible	670	123	547
Trade name intangibles	780	—	780

Aggregate amortization of intangible assets was $1.5 million and $944 thousand for the three months ended June 30, 2015 and 2014, respectively, and $3.1 million and $1.9 million for the six months ended June 30, 2015 and 2014, respectively. The following table presents estimated future amortization expenses as of June 30, 2015:

	Remainder of 2015	2016	2017	2018	2019 and After	Total
	(In thousands)
Estimated future amortization expense	$2,747	$4,946	$4,066	$3,205	$6,161	$21,125

The Company has identified operating segments for purposes of management reporting and, accordingly, reallocated goodwill reporting units. Management reallocated goodwill to the reporting units using a relative fair value approach. The carrying values of goodwill allocated to the reportable segments were $29.5 million and $2.1 million to the Banking segment and Mortgage Banking segment, respectively, at June 30, 2015. See Note 19 for additional information.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At June 30, 2015, $300.0 million of the Bank's advances from the FHLB were fixed-rate and had interest rates ranging from 0.30 percent to 0.34 percent with a weighted average interest rate of 0.32 percent and $50.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.24 percent. At December 31, 2014, $400.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.19 percent to 0.82 percent with a weighted average interest rate of 0.31 percent, and $233.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.27 percent.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At June 30, 2015 and December 31, 2014, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $1.77 billion and $1.84 billion, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $17.3 million and $29.8 million at June 30, 2015 and December 31, 2014, respectively. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $1.02 billion at June 30, 2015.

The Bank maintained a line of credit of $111.8 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $149.7 million with no outstanding borrowings at June 30, 2015. The Bank also maintained available unsecured federal funds lines of credit of $85.0 million and potential borrowings under repurchase agreements up to $403.9 million at June 30, 2015.

On March 30, 2015, Banc of California, Inc. established a line of credit of $20.0 million with a financial institution with a maturity date of March 28, 2016 at a floating interest rate equal to a LIBOR rate plus 2.25 percent or a prime rate, the proceeds of which are to be used for working capital purposes. The Company had no outstanding borrowings under this line of credit at June 30, 2015.

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

The Senior Notes are the Company’s senior unsecured debt obligations and rank equally with all of the Company’s other present and future unsecured unsubordinated obligations. The Senior Notes I and II bear interest at a per-annum rate of 7.50 percent and 5.25 percent, respectively. The Company makes interest payments on the Senior Notes I quarterly in arrears and on the Senior Notes II semi-annually in arrears.

The Senior Notes I and II will mature on April 15, 2020 and April 15, 2025, respectively. The Company may, at its option, on any scheduled interest payment date for the Senior Notes I (beginning with April 15, 2015) redeem the Senior Notes I in whole or in part, and on or after January 15, 2025 for the Senior Note II redeem the Senior Notes II in whole at any time or in part from time to time, in each case on not less than 30 nor more than 60 days’ prior notice. The Senior Notes will be redeemable at a redemption price equal to 100 percent of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to the date of redemption.

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

The Purchase Contracts and Amortizing Notes are accounted for separately. The Purchase Contract component of the TEUs is recorded in Additional Paid in Capital on the Consolidated Statements of Financial Condition. The Amortizing Note is recorded in Long Term Debt on the Consolidated Statements of Financial Condition. The relative fair values of the Amortizing Notes and Purchase Contracts were estimated to be approximately $14.6 million and $54.4 million, respectively. Total issuance costs associated with the TEUs were $4.0 million (including the underwriter discount of $3.3 million), of which $857 thousand was allocated to the liability component and $3.2 million was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs is being amortized over the term of the amortizing note. Net proceeds of $65.0 million from the issuance of the TEUs were designated to partially finance the BPNA Branch Acquisition and for general corporate purposes. See Note 15 for additional information.

NOTE 11 – INCOME TAXES

For the three months ended June 30, 2015 and 2014, income tax expense was $11.5 million and $436 thousand, respectively, and the effective tax rate was 41.9 percent and 5.1 percent, respectively. For the six months ended June 30, 2015 and 2014, income tax expense was $21.0 million and $627 thousand, respectively, and the effective tax rate was 42.4 percent and 6.6 percent, respectively. The Company’s effective tax rate increased due to the release of a valuation allowance during the three and six months ended June 30, 2014, and an increase in the ASC 740-10-25 liability and interest expense related to the settlement of the 2010 and 2011 Internal Revenue Service examination.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, future taxable income and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized. Therefore, no valuation allowance was provided against the deferred tax assets of $12.1 million and $16.4 million at June 30, 2015 and December 31, 2014, respectively.

ASC 740-10-25 (formerly FIN 48) relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $340 thousand and $5.4 million at June 30, 2015 and December 31, 2014, respectively. The Company has changed its tax accounting method for various items and therefore, the total amount of unrecognized tax benefits has decreased by $5.1 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will decrease up to $340 thousand in the next twelve months due to the Company's filing of amended returns. As of June 30, 2015, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $340 thousand. At June 30, 2015 and December 31, 2014, the Company had $25 thousand and $23 thousand accrued for interest or penalties, respectively. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.

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

ASU 2014-01 was adopted effective January 1, 2015. Under this standard, amortization of investments in Qualified Affordable Housing Projects is reported within income tax expense. See Note 1 for additional information.

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

During the three and six months ended June 30, 2015, the Bank originated $1.27 billion and $2.28 billion, respectively, and sold $1.22 billion and $2.14 billion, respectively, of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $34.8 million and 2.75 percent, respectively, and loan origination fees were $4.6 million for the three months ended June 30, 2015. For the six months ended June 30, 2015, the net gain and margin were $69.2 million and 3.04 percent, respectively, and loan origination fees were $8.1 million. Included in the net gain is the initial capitalized value of our MSRs, which totaled $13.6 million and $23.4 million, on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three and six months ended June 30, 2015, respectively.

During the three and six months ended June 30, 2014, the Bank originated $715.1 million and $1.23 billion, respectively, and sold $651.0 million and $1.18 billion, respectively, of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $23.2 million and 3.25 percent, respectively, and loan origination fees were $2.9 million for the three months ended June 30, 2014. For the six months ended June 30, 2014, the net gain and margin were $38.4 million and 3.13 percent, respectively, and loan origination fees were $5.1 million. Included in the net gain is the initial capitalized value of our MSRs, which totaled $5.9 million and $10.7 million, on loans sold to Fannie Mae and Freddie Mac for the three and six months ended June 30, 2014, respectively.

Mortgage Loan Repurchase Obligations

In addition to net revenue on mortgage banking activities, the Company records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Total provision for loan repurchases was $1.6 million and $968 thousand for the three months ended June 30, 2015 and 2014, respectively, and $2.9 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively. Of these total provisions for loan repurchases, the Company recorded an initial provision for loan repurchases of $574 thousand and $638 thousand for the three months ended June 30, 2015 and 2014, respectively, and $1.1 million and $638 thousand for the six months ended June 30, 2015 and 2014, respectively, against net revenue on mortgage banking activities.

The following table presents a summary of activity in the reserve for losses on repurchased loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$8,432	$5,866	$8,303	$5,427
Provision for loan repurchases	1,573	968	2,901	1,539
Payments made for loss reimbursement on sold loans	(594)	(660)	(1,793)	(792)
Balance at end of period	$9,411	$6,174	$9,411	$6,174

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

On September 30, 2013 and January 30, 2015, the Company entered into pay-fixed, receive-variable interest-rate swap contracts for the notional amounts of $50.0 million and $25.0 million, respectively, with maturity dates of September 27, 2018 and January 30, 2022, respectively. These swap contracts were entered into with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR based variable rate deposits. The Company is accounting for the swaps as cash flow hedges under ASC 815. The fair values of the interest rate swaps were net gain (loss) of $166 thousand and $(235) thousand as of June 30, 2015 and December 31, 2014, respectively.

The Company originates residential real estate mortgage loans and generates revenues from the origination and sale of these loans. Although management closely monitors market conditions, such activities are sensitive to fluctuations in prevailing interest rates and real estate markets. As of June 30, 2015, approximately 82.8 percent of all properties securing loans held for sale were located in California. A change in the underlying economic conditions of the California residential real estate market could have an adverse impact on the Company’s results of operations.

In connection with mortgage banking activities, if interest rates increase, the value of the Company’s loan commitments to borrowers and fixed rate mortgage loans held-for-sale are adversely impacted. The Company attempts to economically hedge the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by selling forward contracts on securities with government-sponsored enterprises (GSEs) and investors in loans. Forward contracts on securities of GSEs and loan commitments to borrowers are non-designated derivative instruments and the gains and losses resulting from these derivative instruments are included in Net Revenue on Mortgage Banking Activities in the Consolidated Statements of Operations. At June 30, 2015, the resulting derivative assets of $11.4 million and liabilities of $292 thousand, are included in Other Assets and Accrued Expenses and Other Liabilities, respectively, on the Consolidated Statements of Financial Condition. At June 30, 2015, the Company had outstanding forward sales commitments totaling $562.0 million. At June 30, 2015, the Company was committed to fund loans for borrowers of approximately $398.7 million.

The net losses relating to free-standing derivative instruments used for risk management were $0 and $5.5 million for the three months ended June 30, 2015 and 2014, respectively, and $2.7 million and $9.1 million for the six months ended June 30, 2015 and 2014, respectively, and are included in Net Revenue on Mortgage Banking Activities in the Consolidated Statements of Operations.

The following table presents the amount and market value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated. Note 3 contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	June 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Included in assets:
Interest rate lock commitments	$377,175	$9,497	$179,923	$5,750
Mandatory forward commitments	562,000	1,872	25,735	629
Interest rate swap	50,000	431	—	—
Total included in assets	$989,175	$11,800	$205,658	$6,379
Included in liabilities:
Interest rate lock commitments	$21,537	$292	$10,075	$197
Mandatory forward commitments	—	—	364,829	2,803
Interest rate swap	25,000	265	50,000	235
Total included in liabilities	$46,537	$557	$424,904	$3,235

NOTE 14 – STOCK COMPENSATION PLANS

Share-based Compensation Expense

For the three months ended June 30, 2015 and 2014, share-based compensation expense was $2.6 million and $2.0 million, respectively, and the related tax benefits were $1.1 million and $800 thousand, respectively. For the six months ended June 30, 2015 and 2014, share-based compensation expense was $4.3 million and $2.8 million, respectively, and the related tax benefits were $1.8 million and $1.1 million, respectively.

On July 16, 2013, the Company’s stockholders approved the Company’s 2013 Omnibus Stock Incentive Plan (the 2013 Omnibus Plan). Upon the approval of the 2013 Omnibus Plan, the Company ceased being able to grant new awards under the Company’s 2011 Omnibus Incentive Plan or any prior equity incentive plans. The 2013 Omnibus Plan provides that the aggregate number of shares of Company common stock that may be subject to awards under the 2013 Omnibus Plan will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of June 30, 2015, based on the number of shares then registered for issuance under the 2013 Omnibus Plan, 2,448,838 shares were available for future awards under the 2013 Omnibus Plan.

Unrecognized Share-based Compensation Expense

The following table presents unrecognized share-based compensation expense as of June 30, 2015:

	Unrecognized Expense	Average Expected Recognition Period
	($ in thousands)
Stock option awards	$897	2.8 years
Restricted stock awards and restricted stock units	13,457	2.6 years
Total	$14,354	2.6 years

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

The following table represents stock option activity as of and for the three months ended June 30, 2015:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	828,530	$12.72	7.4 years	$229
Granted	—	$—	0.0 years	$—
Exercised	(40,000)	$11.60	5.4 years	$—
Forfeited	(8,014)	$15.81	6.0 years	$—
Outstanding at end of period	780,516	$12.75	7.5 years	$935
Exercisable at end of period	581,016	$12.14	7.9 years	$935

The following table represents stock option activity as of and for the six months ended June 30, 2015:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	879,070	$12.67	7.3 years	$32
Granted	—	$—	0.0 years	$—
Exercised	(40,000)	$11.60	5.4 years	$—
Forfeited	(58,554)	$12.31	5.5 years	$—
Outstanding at end of period	780,516	$12.75	7.5 years	$935
Exercisable at end of period	581,016	$12.14	7.9 years	$935

The following table represents changes in unvested stock options and related information as of and for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of period	552,672	$12.74	552,672	$12.74
Granted	—	$—	—	$—
Vested	(74,995)	$12.47	(74,995)	$12.47
Forfeited	—	$—	—	$—
Outstanding at end of period	477,677	$12.78	477,677	$12.78

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

The following table represents unvested restricted stock awards and restricted stock units activity as of and for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Number of Shares	Weighted- Average Price per Share	Number of Shares	Weighted- Average Price per Share
Outstanding at beginning of period	1,316,884	$12.46	1,287,302	$12.53
Granted	586,311	$12.31	666,981	$12.14
Vested	(263,810)	$12.63	(286,229)	$12.52
Forfeited	(46,455)	$12.30	(75,124)	$12.27
Outstanding at end of period	1,592,930	$12.38	1,592,930	$12.38

Stock Appreciation Rights

On August 21, 2012, the Company granted to its chief executive officer a ten-year stock appreciation right (SAR) with respect to 500,000 shares (Initial SAR) of the Company’s common stock with a base price of $12.12 per share. One-third of the Initial SAR vested on the grant date, one-third vested on the first anniversary of the grant date and one-third vested on the second anniversary of the grant date such that the SAR was fully vested on the second anniversary of the grant date. Upon cessation of the chief executive officer’s service with the Company for “Cause” or without “Good Reason” (including a cessation of service following the expiration of the term of the chief executive officer’s employment agreement), the vested portion of all SARs will expire 90 days following the cessation of service. Except as otherwise described below for Additional SAR VI, additional SARs (Additional SARs) have been issued to the Company’s chief executive officer with the same terms and conditions (including vesting and dividend equivalent rights) as the Initial SAR pursuant to the anti-dilution provisions under the SAR agreement with the Company due to the Company’s subsequent issuances of shares of common stock.

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

Until each Purchase Contract settles and the voting common stock related thereto is issued, each corresponding Additional SAR VI has a vesting date of May 21, 2017 and has no dividend equivalent rights prior to vesting. The Additional SAR VI vests earlier as follows: (i) for any Purchase Contract settled before August 21, 2014, the Additional SAR VI corresponding to such Purchase Contract became two-third vested and exercisable on the date on which any such Purchase Contract was settled and the remaining one-third became vested and exercisable on August 21, 2014 and, until it became vested on August 21, 2014, the one-third unvested Additional SAR VI corresponding to such Purchase Contract was eligible for the same dividend equivalent rights as the Initial SAR; (ii) for any Purchase Contract settled in shares of voting common stock on or after August 21, 2014, then the Additional SAR VI corresponding to such Purchase Contract shall become 100 percent vested and exercisable on the date on which any such Purchase Contract is settled; and (iii) if the aggregate number of shares of voting common stock issued in settlement of any single Purchase Contract on the settlement date (the Actually Issued Common Shares) is less than the initial maximum settlement rate, then the Additional SAR VI related to that single Purchase Contract shall be recalculated and adjusted pursuant to the terms of the Initial SAR based on the Actually Issued Common Shares instead of the initial maximum settlement rate and the chief executive officer shall forfeit on such settlement date any Additional SAR VI granted in excess of those that would have been granted on the respective settlement date.

The following table represents a summary of all outstanding SARs (Initial SAR and Additional SARs, together the SARs):

	Initial SAR	Additional SAR I (1)	Additional SAR II (2)	Additional SAR III (3)	Additional SAR IV (4)	Additional SAR V (5)	Additional SAR VI (6)	Additional SAR VII (7)
Grant Date	8/21/2012	6/21/2013	7/1/2013	7/2/2013	12/10/2013	5/21/2014	5/21/2014	11/7/2014
Number of shares	500,000	150,933	88,366	15,275	70,877	252,023	279,469	216,334
Base price per share	$12.12	$13.06	$13.60	$13.55	$12.83	$10.09	$10.09	$11.62
Grant date fair value per share	$2.77	$2.38	$2.17	$2.19	$2.47	$1.65	$2.22	$1.84

(1)	Issued due to the Company’s common stock issuance for an underwritten public offering completed on June 21, 2013.

(2)	Issued due to the Company’s common stock issuance in connection with the PBOC acquisition completed on July 1, 2013.

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

(6)
The Additional SAR VI originally related to 300,219 shares of common stock with a scheduled vesting of May 21, 2017, as described above. As a result of the settlements of portions of the Purchase Contacts, the Additional SAR VI accelerated in vesting with respect to 148,097 shares and 20,750 shares were forfeited as of June 30, 2015. A portion of Additional SAR VI that has accelerated in vesting has the same terms and conditions as the Initial SAR.

(7)	Issued due to the Company's common stock issuance completed on November 7, 2014.

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

NOTE 15 – STOCKHOLDERS’ EQUITY

Warrants

On November 1, 2010, the Company issued warrants to TCW Shared Opportunity Fund V, L.P. for up to 240,000 shares of non-voting common stock at an original exercise price of $11.00 per share, subject to certain adjustments to the number of shares underlying the warrants as well as certain adjustments to the warrant exercise price as applicable. These warrants are exercisable from the date of original issuance through November 1, 2015. Subsequent to June 30, 2015, this warrant was exercised in full using a cashless (net) exercise, resulting in a net number of shares of non-voting common stock issued in the aggregate of 70,690, which were immediately thereafter exchanged for an aggregate of 70,690 shares of voting common stock. See Note 21 - Subsequent Events for additional information.

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

Under the terms of the respective warrant agreements, the warrants are exercisable for voting common stock in lieu of non-voting common stock following the transfer of the warrants in a widely dispersed offering or in other limited circumstances. Based on automatic adjustments to the original $11.00 exercise price, the Company has determined that the exercise price for these warrants was $9.13 per share as of June 30, 2015. The terms and issuance of the foregoing warrants were approved by the Company's stockholders at a special meeting held on October 25, 2010.

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

Preferred Stock

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

From the first business day following the issuance of the TEUs to but excluding the third business day immediately preceding May 15, 2017, a holder of a Purchase Contract may settle its Purchase Contract early, and the Company will deliver to the holder 4.4456 shares of voting common stock. The holder also may elect to settle its Purchase Contract early in connection with a “fundamental change,” in which case the holder will receive a number of shares of voting common stock based on a fundamental change early settlement rate. The Company may elect to settle all Purchase Contracts early by delivering to each holder 5.1124 shares of voting common stock or, under certain circumstances, by delivering 4.4456 shares of voting common stock. As of June 30, 2015, a total of 731,293 Purchase Contracts had been settled early by their holders, resulting in the issuance by the Company of 3,251,036 shares of voting common stock. As of June 30, 2015, 648,707 Purchase Contracts remained outstanding.

Each Amortizing Note has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50 percent per annum and has a scheduled final installment payment date of May 15, 2017. On each August 15, November 15, February 15 and May 15, commencing on August 15, 2014, the Company will pay holders of Amortizing Notes equal quarterly cash installments of $1.00 per Amortizing Note (or, in the case of the installment payment due on August 15, 2014, $0.933333 per Amortizing Note) (such installments, the installment payments), which installment payments in the aggregate will be equivalent to a 8.00 percent cash distribution per year with respect to each $50.00 stated amount of TEUs. Each installment payment will constitute a payment of interest (at a rate of 7.50 percent per annum) and a partial repayment of principal on each Amortizing Note. The Company has the right to defer installment payments at any time and from time to time, subject to certain restrictions, so long as such deferral period does not extend beyond May 15, 2019. If the Company elects to settle the Purchase Contracts early, the holders of the Amortizing Notes will have the right to require the Company to repurchase the Amortizing Notes. As of June 30, 2015, the Amortizing Notes totaled $9.8 million, net of unamortized discounts, and were included in Long Term Debt on the Consolidated Statements of Financial Condition.

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

The following table presents changes to accumulated other comprehensive income for the periods indicated:

	Three Months Ended			Six Months Ended
	Available for Sale Securities	Cash Flow Hedge	Total	Available for Sale Securities	Cash Flow Hedge	Total
	(In thousands)
June 30, 2015
Unrealized gain (loss)
Balance at beginning of period	$2,438	$(240)	$2,198	$509	$(136)	$373
Unrealized gain (loss) arising during the period	(3,420)	581	(2,839)	(90)	401	311
Reclassification adjustment from other comprehensive income	—	—	—	2	—	2
Tax effect of current period changes	1,438	(245)	1,193	35	(169)	(134)
Total changes, net of taxes	(1,982)	336	(1,646)	(53)	232	179
Balance at end of period	$456	$96	$552	$456	$96	$552
June 30, 2014
Unrealized gain (loss)
Balance at beginning of period	$(310)	$9	$(301)	$(826)	$226	$(600)
Unrealized gain (loss) arising during the period	1,099	(292)	807	2,122	(509)	1,613
Reclassification adjustment from other comprehensive income	(15)	—	(15)	(522)	—	(522)
Tax effect of current period changes	—	—	—	—	—	—
Total changes, net of taxes	1,084	(292)	792	1,600	(509)	1,091
Balance at end of period	$774	$(283)	$491	$774	$(283)	$491

NOTE 16 – REGULATORY CAPITAL MATTERS

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Amount	Ratio	Minimum Capital Requirement	Ratio	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions	Ratio
	($ in thousands)
June 30, 2015
Banc of California, Inc.
Total risk-based capital ratio	$630,270	14.01%	$359,882	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	593,408	13.19%	269,911	6.00%	N/A	N/A
Common equity tier 1 capital ratio	403,019	8.96%	202,434	4.50%	N/A	N/A
Tier 1 leverage ratio	593,408	9.55%	248,537	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$666,827	14.86%	$358,877	8.00%	$448,597	10.00%
Tier 1 risk-based capital ratio	629,965	14.04%	269,158	6.00%	358,877	8.00%
Common equity tier 1 capital ratio	629,965	14.04%	201,869	4.50%	291,588	6.50%
Tier 1 leverage ratio	629,965	10.26%	245,604	4.00%	307,004	5.00%
December 31, 2014
Banc of California, Inc.
Total risk-based capital ratio	$473,656	11.28%	$335,829	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	442,307	10.54%	167,914	4.00%	N/A	N/A
Tier 1 leverage ratio	442,307	8.57%	206,502	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$503,727	12.04%	$334,834	8.00%	$418,543	10.00%
Tier 1 risk-based capital ratio	472,378	11.29%	167,417	4.00%	251,126	6.00%
Tier 1 leverage ratio	472,378	9.17%	206,095	4.00%	257,619	5.00%

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

Computations for basic and diluted EPS are provided below.

	Three Months Ended			Six Months Ended
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
June 30, 2015
Basic:
Net income	$15,923	$1	$15,924	$28,482	$16	$28,498
Less: income allocated to participating securities	(308)	—	(308)	(580)	—	(580)
Less: participating securities dividends	(173)	—	(173)	(346)	—	(346)
Less: preferred stock dividends	(2,843)	—	(2,843)	(3,751)	(2)	(3,753)
Net income allocated to common stockholders	$12,599	$1	$12,600	$23,805	$14	$23,819
Weighted average common shares outstanding	38,519,816	11	38,519,827	38,127,368	20,998	38,148,366
Basic earnings per common share	$0.33	$0.33	$0.33	$0.62	$0.62	$0.62
Diluted:
Net income allocated to common stockholders	$12,599	$1	$12,600	$23,805	$14	$23,819
Additional income allocation for class B dilutive shares	(162)	162	—	(250)	250	—
Adjusted net income allocated to common stockholders	$12,437	$163	$12,600	$23,555	$264	$23,819
Weighted average common shares outstanding for basic earnings per common share	38,519,816	11	38,519,827	38,127,368	20,998	38,148,366
Add: Dilutive effects of restricted stock units	138,196	—	138,196	142,381	—	142,381
Add: Dilutive effects of purchase contracts	—	—	—	—	—	—
Add: Dilutive effects of stock options	42,533	—	42,533	12,179	—	12,179
Add: Dilutive effects of warrants	—	494,622	494,622	—	404,369	404,369
Average shares and dilutive common shares	38,700,545	494,633	39,195,178	38,281,928	425,367	38,707,295
Diluted earnings per common share	$0.32	$0.33	$0.32	$0.62	$0.62	$0.62
June 30, 2014
Basic:
Net income	$7,912	$187	$8,099	$8,620	$228	$8,848
Less: income allocated to participating securities	(156)	(4)	(160)	(66)	(2)	(68)
Less: participating securities dividends	—	—	—	—	—	—
Less: preferred stock dividends	(889)	(21)	(910)	(1,773)	(47)	(1,820)
Net income allocated to common stockholders	$6,867	$162	$7,029	$6,781	$179	$6,960
Weighted average common shares outstanding	25,239,390	596,018	25,835,408	22,439,267	593,030	23,032,297
Basic earnings per common share	$0.27	$0.27	$0.27	$0.30	$0.30	$0.30
Diluted:
Net income allocated to common stockholders	$6,867	$162	$7,029	$6,781	$179	$6,960
Weighted average common shares outstanding for basic earnings per common share	25,239,390	596,018	25,835,408	22,439,267	593,030	23,032,297
Add: Dilutive effects of restricted stock units	38,741	—	38,741	22,110	—	22,110
Add: Dilutive effects of purchase contracts	55,370	—	55,370	27,838	—	27,838
Add: Dilutive effects of stock options	568	—	568	13,268	—	13,268
Add: Dilutive effects of warrants	—	58,478	58,478	—	158,205	158,205
Average shares and dilutive common shares	25,334,069	654,496	25,988,565	22,502,483	751,235	23,253,718
Diluted earnings per common share	$0.27	$0.25	$0.27	$0.30	$0.24	$0.30

For the three and six months ended June 30, 2015, there were 324,500 and 627,514 stock options, respectively, for common stock that were not considered in computing diluted earnings per common share, because they were anti-dilutive. For the three and six months ended June 30, 2014, there were 683,054 and 558,054 stock options, respectively, for common stock that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	June 30, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit	$92,151	$99,040	$87,517	$82,818
Unused lines of credit	21,877	331,061	20,631	295,626
Letters of credit	760	10,290	825	10,411

Commitments to make loans are generally made for periods of 30 days or less.

As of June 30, 2015, total forward commitments were $686.2 million. These commitments consisted of jumbo mortgage loan sale commitments of $54.5 million, TBAs of $562.0 million, best efforts of $69.7 million, and other commitments of $0. Additionally, the Company had IRLCs of $338.5 million at June 30, 2015.

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

The following table represents the operating segments’ financial results and other key financial measures as of or for the three months ended June 30, 2015 and 2014:

	As of or For the Three Months Ended
	Banking	Mortgage Banking	Financial Advisory and Asset Management	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
June 30, 2015
Net interest income	$54,889	$3,486	$—	$(4,271)	$—	$54,104
Provision for loan and lease losses	5,474	—	—	—	—	5,474
Noninterest income	21,489	40,690	5,896	—	(1,382)	66,693
Noninterest expense	47,235	33,883	4,032	4,152	(1,382)	87,920
Income (loss) before income taxes	$23,669	$10,293	$1,864	$(8,423)	$—	$27,403
Total assets	$5,962,659	$465,971	$7,311	$240,518	$(238,577)	$6,437,882
June 30, 2014
Net interest income	$35,483	$1,814	$—	$(1,722)	$—	$35,575
Provision for loan and lease losses	2,108	—	—	—	—	2,108
Noninterest income	7,096	26,390	3,529	76	(1,719)	35,372
Noninterest expense	33,113	23,341	2,484	3,085	(1,719)	60,304
Income (loss) before income taxes	$7,358	$4,863	$1,045	$(4,731)	$—	$8,535
Total assets	$4,099,060	$282,706	$4,835	$105,498	$(105,768)	$4,386,331
The following table represents the operating segments’ financial results and other key financial measures as of or for the six months ended June 30, 2015 and 2014:

	As of or For the Six Months Ended
	Banking	Mortgage Banking	Financial Advisory and Asset Management	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
June 30, 2015
Net interest income	$106,441	$5,987	$—	$(6,327)	$—	$106,101
Provision for loan and lease losses	5,474	—	—	—	—	5,474
Noninterest income	29,344	77,618	8,518	—	(2,807)	112,673
Noninterest expense	90,727	63,680	6,012	6,187	(2,807)	163,799
Income (loss) before income taxes	$39,584	$19,925	$2,506	$(12,514)	$—	$49,501
Total assets	$5,962,659	$465,971	$7,311	$240,518	$(238,577)	$6,437,882
June 30, 2014
Net interest income	$70,383	$3,683	$—	$(3,306)	$—	$70,760
Provision for loan and lease losses	4,037	—	—	—	—	4,037
Noninterest income	12,892	44,759	6,522	79	(3,602)	60,650
Noninterest expense	64,794	46,190	4,730	5,786	(3,602)	117,898
Income (loss) before income taxes	$14,444	$2,252	$1,792	$(9,013)	$—	$9,475
Total assets	$4,099,060	$282,706	$4,835	$105,498	$(105,768)	$4,386,331

NOTE 20 – RELATED-PARTY TRANSACTIONS

The Bank has granted loans to certain officers and directors and their related interests. Loans outstanding to officers and directors and their related interests amounted to $221 thousand and $200 thousand at June 30, 2015 and December 31, 2014, respectively, each of which were performing in accordance with their respective terms. These loans are made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. The Bank has an Employee Loan Program (the Program) which offers executive officers, directors and principal stockholders that meet the eligibility requirements the opportunity to participate on the same terms as employees generally, provided that any loan to an executive officer, director or principal stockholder must be approved by the Bank’s Board of Directors. The sole benefit provided under the Program is a reduction in loan fees.

Deposits from principal officers, directors, and their related interests amounted to $4.1 million and $4.5 million at June 30, 2015 and December 31, 2014, respectively.

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

The Palisades Group Consulting Agreement. As discussed above, the Company acquired its subsidiary, The Palisades Group, on September 16, 2013. Effective July 1, 2013, The Palisades Group entered into a consulting agreement with Jason Sugarman, Mr. Sugarman’s brother. Jason Sugarman provides advisory services to financial institutions and other institutional clients related to investments in residential mortgages, real estate and real estate related assets and The Palisades Group entered into the agreement with Jason Sugarman to provide these types of consulting services. The consulting agreement is for a term of 5 years, with a minimum payment of $30 thousand owed at the end of each quarter (or $600 thousand in the aggregate) for consulting services Jason Sugarman has provided The Palisades Group, which does not include any bonuses that may be earned under the agreement. For the years ended December 31, 2013 and 2014 and the six months ended June 30, 2015, base and bonus amounts earned by Jason Sugarman under the consulting agreement totaled $121 thousand, $1.2 million, and $30 thousand, respectively. Effective as of March 26, 2015, the bonus amount paid to Jason Sugarman for 2014 was credited in satisfaction and full discharge of all currently accrued but unpaid, and further quarterly payments specified under the consulting agreement, but not against any future discretionary incentive compensation payments. The consulting agreement may be terminated at any time by either The Palisades Group or Jason Sugarman upon 30 days prior written notice. The consulting agreement with Jason Sugarman was reviewed as a related party transaction and approved by the Compensation, Nominating and Corporate Governance Committee and approved by the disinterested directors of the Board.

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

On April 6, 2015, the Company issued $175.0 million aggregate principal amount of its 5.25 percent Senior Notes due April 15, 2025 in an underwritten public offering. Pursuant to a purchase agreement entered into with the Company on March 31, 2015, Keefe, Bruyette & Woods, Inc., acted as one of the underwriters of that offering and received gross underwriting fees and commissions from the Company of approximately $263 thousand for its services as an underwriter (less expenses, the amount was $221 thousand).

On April 8, 2015, the Company issued 4,000,000 depositary shares (Series D Depositary Shares) each representing 1/40th ownership interest in a share of 7.375 percent Non-Cumulative Perpetual Preferred Stock, Series D, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share) in an underwritten public offering and 600,000 Series D Depositary Shares upon the exercise in full by the underwriters of that offering of their 30-day over-allotment option. Pursuant to an underwriting agreement entered into with the Company on March 31, 2015, Keefe, Bruyette & Woods, Inc., acted as one of the underwriters of that offering and received gross underwriting fees and commissions from the Company of approximately $590 thousand for its services as an underwriter (less expenses, the amount was $515 thousand).

Transaction Involving Former Board Chair Timothy R. Chrisman. On May 15, 2014, the disinterested members of the Board of Directors of the Company approved a strategic advisor agreement with Chrisman & Co. pursuant to which Chrisman & Co. would provide strategic advisory services for the Company. Mr. Chrisman, who retired from the Company Board on May 15, 2014 upon the expiration of the term of his directorship after the Company’s 2014 Annual Meeting of Stockholders, is the Chief Executive Officer and founding principal of Chrisman & Co. The initial term of the strategic advisor agreement is for a period of one year and, thereafter, the agreement may be extended on a month-to-month basis. For services performed during the initial term, a fixed annual advisory fee of $200 thousand was paid to Chrisman & Co. during 2014 and no additional fees were paid during the six months ended June 30, 2015.

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

On June 3, 2013, January 5, 2015, January 20, 2015, and March 16, 2015, SHOP V Fund or CSSF Legacy V or CSSF Investor Group exchanged 550,000 shares, 522,564 shares, 86,620 shares, and 934 shares, respectively, of non-voting common stock for the same number of shares of voting common stock. As a result of these exchanges and based upon information provided to the Company on behalf of SHOP V Fund, CSSF Legacy V or CSSF Investor Group, the Company believes that as of June 30, 2015 The TCW Group, Inc. and its affiliates held 462,354 shares of voting common stock and no shares of non-voting common stock, plus the SHOP V Fund Warrant. Subsequent to June 30, 2015, the SHOP V Fund Warrant, which was held in separate portions by CSSF Legacy V and CSSF Investor Group, was exercised in full using a cashless (net) exercise, resulting in a net number of shares of non-voting common stock issued in the aggregate of 70,690, which were immediately thereafter exchanged for an aggregate of 70,690 shares of voting common stock. See Note 21 - Subsequent Events for additional information.

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

Before OCM became a stockholder, The Palisades Group, and certain affiliates of Oaktree Capital Management, L.P. (collectively, the Oaktree Funds), entered into a management agreement, effective as of January 30, 2014 (Management Agreement), pursuant to which The Palisades Group serves as the credit manager of pools of single family residential mortgage loans held in securitization trusts or other vehicles beneficially owned by the Oaktree Funds. The Palisades Group is paid a monthly management fee primarily based on the amount of certain designated pool assets and may earn additional fees for advice related to financing opportunities. Payments under the Management Agreement to The Palisades Group during 2014 totaled $5.3 million and for the six months ended June 30, 2015 totaled $1.9 million, which in some instances represents fees for partial year services. In addition, in the future and from time to time the Bank may enter into lending transactions with portfolio companies of investment funds managed by Oaktree Capital Management, L.P.

Effective June 26, 2015, the Bank provides a $35.0 million committed revolving repurchase facility to Sabal TL 1, LLC (the Sabal repurchase facility) with a maximum funding amount of $40.0 million in certain situations. Sabal TL1, LLC, a Delaware limited liability company is controlled by an affiliate of Oaktree Capital Management, L.P. Under the Sabal repurchase facility, commercial mortgage loans originated by Sabal are purchased from Sabal by the Bank, together with a simultaneous agreement by Sabal to repurchase the commercial mortgage loans from the Bank at a future date. The advances under the Sabal repurchase facility are secured by commercial mortgage loans that have a market value in excess of the balance of the advances under the facility. During the six months ended June 30, 2015, the largest aggregate amount of principal outstanding under the Sabal repurchase facility was $9.8 million, which was the amount outstanding at June 30, 2015. Interest on the outstanding balance under the Sabal repurchase facility accrues at the six month LIBOR rate plus a margin. No principal or interest was paid by Sabal on the facility to the Bank during the six months ended June 30, 2015.

NOTE 21 – SUBSEQUENT EVENTS

Branch Sales

On July 3, 2015, the Bank entered into a definitive agreement with Americas United Bank, a California banking corporation (AUB), pursuant to which the Bank has agreed to sell two branches and certain related assets and deposit liabilities to AUB as well as certain loans. Total loans and deposits to be transferred to AUB for the transaction totaled $43.7 million and $52.8 million, respectively, as of June 30, 2015, with the actual amount to be transferred determined as of the date the transaction closes. Additionally, as part of the transaction, the leases related to both locations are to be assumed by AUB. The transaction is expected to close in the third quarter of 2015, subject to obtaining regulatory approvals and satisfaction of other conditions to closing.

Warrant Exercise

Subsequent to June 30, 2015, a warrant for 240,000 shares of non-voting common stock that was originally issued to TCW Shared Opportunity Fund V, L.P. (Shop V Fund) was exercised in full. The original exercise price of the warrant was $11.00 per share, subject to certain adjustments. At the time of exercise, the warrant was held in separate portions by Crescent Special Situations Fund Legacy V, L.P. (CSSF Legacy V) and Crescent Special Situations Fund Investor Group, L.P. (CSSF Investor Group), two affiliated entities of Shop V Fund, and each portion was exercised in full using a cashless (net) exercise, resulting in a net number of shares of non-voting common stock issued in the aggregate of 70,690, which were immediately thereafter exchanged for an aggregate of 70,690 shares of voting common stock. Based on automatic adjustments to the original $11.00 exercise price, the exercise price at the time of exercise was $9.13 per share.

BOLI Investment

On July 14, 2015, the Bank made a $50.0 million investment in a Bank Owned Life Insurance (BOLI) policy issued by Northwestern Mutual Life Insurance Company (Northwestern), which is rated AAA by Fitch Ratings, Aaa by Moody's and AA+ by Standard and Poor’s. BOLI is a single premium purchase life insurance policy on the lives of a group of designated employees. The Bank is the owner of the policy and beneficiary of the policy. At June 30, 2015, the Bank owned $19.2 million in BOLI. The addition of $50.0 million will bring the Bank’s BOLI holdings to $69.2 million, which would be approximately

11 percent of Tier 1 Capital at June 30, 2015. Pursuant to guidelines of the OCC, BOLI holdings by a financial institution must not exceed 25 percent of Tier 1 capital.

With respect to the BOLI investment, the Bank’s BOLI vendor and a provider to the Bank of certain compliance, accounting and management services related to the BOLI is BFS Financial Services Group (BFS Group), which was referred to the Bank by Kirk Wycoff, a principal of Patriot Financial Group, et. al., which holds 3,100,564 shares of the Company’s outstanding voting stock as reported in an Amended Schedule 13-D filed with the SEC on November 10, 2014. Mr. Wycoff’s son, Jordan Wycoff, is employed as a regional director of BFS Group. As long as BFS Group is the broker of record for the BOLI purchased from Northwestern, then the services BFS Group provides to the Bank are given free of charge, although BFS Group receives remuneration from Northwestern for the BOLI policies the Bank purchases that are issued by Northwestern.

Management has evaluated subsequent events through the date of issuance of the financial data included herein. Other than the events disclosed above, there have been no subsequent events occurred during such period that would require disclosure in this report or would be required to be recognized in the Consolidated Financial Statements (Unaudited) as of June 30, 2015.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2015. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and general practices within the banking industry. Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the Consolidated Statements of Financial Condition dates and our results of operations for the reporting periods. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, we have established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. Our critical accounting policies are described in the “Notes to Consolidated Financial Statements” and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K and in Note 1 to the Consolidated Financial Statements, “Significant Accounting Policies” in this Form 10-Q.

SELECTED FINANCIAL DATA
The following table presents certain selected financial data as of or for the periods indicated:

	As of or For the Three Months Ended June 30,		As of or For the Six Months Ended June 30,
	2015	2014 (4)	2015	2014 (4)
	($ in thousands, except per share data)
Selected financial condition data:
Total assets	$6,437,882	$4,386,331	$6,437,882	$4,386,331
Cash and cash equivalents	458,990	258,051	458,990	258,051
Loans and leases receivable, net	4,438,308	2,579,586	4,438,308	2,579,586
Loans held for sale	746,651	1,095,741	746,651	1,095,741
Other real estate owned, net	50	605	50	605
Securities available for sale	487,293	233,013	487,293	233,013
Securities held to maturity	53,414	—	53,414	—
Bank owned life insurance	19,201	18,984	19,201	18,984
Time deposits in financial institutions	1,900	2,145	1,900	2,145
FHLB and other bank stock	34,187	34,392	34,187	34,392
Deposits	5,105,010	3,347,355	5,105,010	3,347,355
Total borrowings	614,077	546,481	614,077	546,481
Total stockholders' equity	633,882	439,127	633,882	439,127
Selected operations data:
Total interest and dividend income	$64,844	$43,634	$125,624	$86,410
Total interest expense	10,740	8,059	19,523	15,650
Net interest income	54,104	35,575	106,101	70,760
Provision for loan and lease losses	5,474	2,108	5,474	4,037
Net interest income after provision for loan and lease losses	48,630	33,467	100,627	66,723
Total noninterest income	66,693	35,372	112,673	60,650
Total noninterest expense	87,920	60,304	163,799	117,898
Income before income taxes	27,403	8,535	49,501	9,475
Income tax expense	11,479	436	21,003	627
Net income	15,924	8,099	28,498	8,848
Dividends paid on preferred stock	2,843	910	3,753	1,820
Net income available to common stockholders	13,081	7,189	24,745	7,028
Basic earnings per total common share	$0.33	$0.27	$0.62	$0.30
Diluted earnings per total common share	$0.32	$0.27	$0.62	$0.30
Performance ratios:
Return on average assets	1.02%	0.81%	0.94%	0.46%
Return on average equity	10.13%	8.44%	10.01%	4.99%
Dividend payout ratio (1)	36.36%	44.44%	38.71%	80.00%
Net interest spread	3.45%	3.52%	3.50%	3.66%
Net interest margin (2)	3.64%	3.70%	3.66%	3.84%
Ratio of operating expense to average total assets	5.64%	6.00%	5.42%	6.12%
Efficiency ratio (3)	72.78%	85.00%	74.87%	89.72%
Ratio of average interest-earning assets to average interest-bearing liabilities	126.58%	121.52%	124.49%	121.38%
Asset quality ratios:
Allowance for loan and lease losses (ALLL)	$34,787	$22,627	$34,787	$22,627
Nonperforming loans and leases	42,708	41,611	42,708	41,611
Nonperforming assets	42,758	42,216	42,758	42,216
Nonperforming assets to total assets	0.66%	0.96%	0.66%	0.96%
ALLL to nonperforming loans and leases	81.45%	54.38%	81.45%	54.38%
ALLL to total loans and leases	0.78%	0.87%	0.78%	0.87%
Capital Ratios:
Total stockholders' equity to total assets	9.85%	10.01%	9.85%	10.01%
Average equity to average assets	10.08%	9.55%	9.42%	9.21%
Banc of California, Inc.
Total risk-based capital ratio	14.01%	15.19%	14.01%	15.19%

Tier 1 risk-based capital ratio	13.19%	14.10%	13.19%	14.10%
Common equity tier 1 capital ratio	8.96%	N/A	8.96%	N/A
Tier 1 leverage ratio	9.55%	9.89%	9.55%	9.89%
Banc of California, NA
Total risk-based capital ratio	14.86%	14.88%	14.86%	14.88%
Tier 1 risk-based capital ratio	14.04%	13.79%	14.04%	13.79%
Common equity tier 1 capital ratio	14.04%	N/A	14.04%	N/A
Tier 1 leverage ratio	10.26%	9.72%	10.26%	9.72%

(1)	Ratio of dividends declared per common share to basic earnings per common share.

(2)	Net interest income divided by average interest-earning assets.

(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

(4)	The Company completed the BPNA Branch Acquisition on November 8, 2014 and its acquisition of RenovationReady on January 31, 2014.

Non-GAAP Financial Measures

Return on Average Tangible Common Equity

Return on average tangible common equity is supplemental financial information determined by a method other than in accordance with GAAP. This non-GAAP measure is used by management in its analysis of the Company's performance. Average tangible common equity is calculated by subtracting average preferred stock, average goodwill, and average other intangible assets from average stockholders’ equity. Banking and financial institution regulators also exclude goodwill and other intangible assets from stockholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of the Company, as it provides a method to assess management’s success in utilizing tangible capital. This disclosure should not be viewed as a substitution for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Average total stockholders' equity	$630,547	$385,098	$574,254	$357,511
Less average preferred stock	(182,233)	(79,877)	(131,338)	(79,877)
Less average goodwill	(31,591)	(33,020)	(31,591)	(31,978)
Less average other intangible assets	(23,032)	(10,871)	(23,871)	(11,349)
Average tangible common equity	$393,691	$261,330	$387,454	$234,307

Net income	$15,924	$8,099	$28,498	$8,848
Less preferred stock dividends	(2,843)	(910)	(3,753)	(1,820)
Add amortization of intangible assets, net of tax (1)	1,004	614	2,008	1,224
Add impairment on intangible assets, net of tax (1)	168	—	168	—
Adjusted net income	$14,253	$7,803	$26,921	$8,252

Return on average equity	10.13%	8.44%	10.01%	4.99%
Return on average tangible common equity	14.52%	11.98%	14.01%	7.10%

(1)	Utilized a 35 percent tax rate

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

The Bank offers a variety of financial services to meet the banking and financial needs of the communities we serve. The Bank is headquartered in Orange County, California and as of June 30, 2015, the Bank operated 37 branches in San Diego, Orange, Santa Barbara, and Los Angeles Counties in California and 63 loan production offices in California, Arizona, Oregon, Virginia, Indiana, Maryland, Colorado, Idaho, North Carolina, and Nevada.

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

•
Completed the issuance and sale of depositary shares, each representing a 1/40th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series D, for gross proceeds of $111.4 million on April 8, 2015, including $14.5 million from the exercise in full of the underwriters' over-allotment option.

•
Net income was $15.9 million for the three months ended June 30, 2015, an increase of $7.8 million, or 96.6 percent, from $8.1 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, net income was $28.5 million, an increase of $19.7 million, or 222.1 percent, from $8.8 million for the six months ended June 30, 2014.

•
Total interest and dividend income was $64.8 million for the three months ended June 30, 2015, an increase of $21.2 million, or 48.6 percent, from $43.6 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, total interest and dividend income was $125.6 million, an increase of $39.2 million, or 45.4 percent, from $86.4 million for the six months ended June 30, 2014.

•
Net interest margin was 3.64 percent and 3.70 percent for the three months ended June 30, 2015 and 2014, respectively, and 3.66 percent and 3.84 percent for the six months ended June 30, 2015 and 2014, respectively. The average yield on earning assets was 4.36 percent and 4.54 percent for the three months ended June 30, 2015 and 2014, respectively, and 4.34 percent and 4.69 percent for the six months ended June 30, 2015 and 2014, respectively. The average cost of interest-bearing liabilities was 0.91 percent and 1.02 percent for the three months ended June 30, 2015 and 2014, respectively, and 0.84 percent and 1.03 percent for the six months ended June 30, 2015 and 2014, respectively.

•
Net interest income was $54.1 million for the three months ended June 30, 2015, an increase of $18.5 million, or 52.1 percent, from $35.6 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, net interest income was $106.1 million, an increase of $35.3 million, or 49.9 percent, from $70.8 million for the six months ended June 30, 2014.

•
Noninterest income was $66.7 million for the three months ended June 30, 2015, an increase of $31.3 million, or 88.5 percent, from $35.4 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, noninterest income was $112.7 million, an increase of $52.0 million, or 85.8 percent, from $60.7 million for the six months ended June 30, 2014. The Company recognized net revenue on mortgage banking activities of $39.4 million and $26.1 million for the three months ended June 30, 2015 and 2014, respectively, and $77.3 million and $43.5 million for the six months ended June 30, 2015 and 2014, respectively.

•
Noninterest expense was $87.9 million for the three months ended June 30, 2015, an increase of $27.6 million, or 45.8 percent, from $60.3 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, noninterest expense was $163.8 million, an increase of $45.9 million, or 38.9 percent, from $117.9 million for the six months ended June 30, 2014. The increase relates predominantly to a higher salaries and employee benefits expense related to increased headcount as a result of growth and the acquisitions the Company completed during 2014.

•
Total assets were $6.44 billion at June 30, 2015, an increase of $466.6 million, or 7.8 percent, from $5.97 billion at December 31, 2014. The increase was due primarily to an increase in securities available for sale, securities held to maturity, loans and leases receivable and cash and cash equivalents. Average total assets were $6.25 billion for the three months ended June 30, 2015, an increase of $2.22 billion, or 55.0 percent, from $4.03 billion for the three months ended June 30, 2014. For the six months ended June 30, 2015, average total assets were $6.09 billion, an increase of $2.21 billion, or 57.0 percent, from $3.88 billion for the six months ended June 30, 2014. The increase in average total assets were mainly were primarily due to the BPNA Branch Acquisition and issuances of preferred stock and Senior Notes.

•
Loans and leases receivable, net of allowance for loan and lease losses were $4.44 billion at June 30, 2015, an increase of $518.7 million, or 13.2 percent, from $3.92 billion at December 31, 2014. Loans held for sale were $746.7 million at June 30, 2015, a decrease of $440.4 million, or 37.1 percent, from $1.19 billion at December 31, 2014 due to a transfer of loans from loans held for sale to loans and leases receivable. Average gross loans and leases were $5.25 billion for the three months ended June 30, 2015, an increase of $1.70 billion, or 47.9 percent, from $3.55 billion for the three months ended June 30, 2014. For the six months ended June 30, 2015, average gross loans and leases were $5.20 billion, an increase of $1.77 billion, or 51.9 percent, from $3.42 billion for the six months ended June 30, 2014. The increases in average gross loans and leases were primarily due to the loans acquired in the BPNA Branch Acquisition.

•
Total deposits were $5.11 billion at June 30, 2015, an increase of $433.2 million, or 9.3 percent, from $4.67 billion at December 31, 2014. Average total deposits were $4.94 billion for the three months ended June 30, 2015, an increase of $1.65 billion, or 50.4 percent, from $3.28 billion for the three months ended June 30, 2014. For the six months ended June 30, 2015, average total deposits were $4.85 billion, an increase of $1.71 billion, or 54.2 percent, from $3.15 billion for the six months ended June 30, 2014. The increases in average total deposits were primarily due to the deposits assumed in the BPNA Branch Acquisition.

RESULTS OF OPERATIONS

The following table presents condensed statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Interest and dividend income	$64,844	$43,634	$125,624	$86,410
Interest expense	10,740	8,059	19,523	15,650
Net interest income	54,104	35,575	106,101	70,760
Provision for loan and lease losses	5,474	2,108	5,474	4,037
Noninterest income	66,693	35,372	112,673	60,650
Noninterest expense	87,920	60,304	163,799	117,898
Income before income taxes	27,403	8,535	49,501	9,475
Income tax expense	11,479	436	21,003	627
Net income	15,924	8,099	28,498	8,848
Preferred stock dividends	2,843	910	3,753	1,820
Net income available to common stockholders	$13,081	$7,189	$24,745	$7,028
Basic earnings per total common share	$0.33	$0.27	$0.62	$0.30
Diluted earnings per total common share	$0.32	$0.27	$0.62	$0.30

The Company recorded net income of $15.9 million for the three months ended June 30, 2015, an increase of $7.8 million from $8.1 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, the Company recorded net income of $28.5 million, an increase of $19.7 million from $8.8 million for the six months ended June 30, 2014. Preferred stock dividends were $2.8 million and $910 thousand for the three months ended June 30, 2015 and 2014, respectively, and $3.8 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively, and net income available to common stockholders was $13.1 million and $7.2 million for the three months ended June 30, 2015 and 2014, respectively, and $24.7 million and $7.0 million for the six months ended June 30, 2015 and 2014, respectively.

Net Interest Income

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	($ in thousands)
Interest-earning assets:
Gross loans and leases (1)	$5,254,729	$60,699	4.63%	$3,553,693	$42,077	4.75%
Securities	402,366	2,119	2.11%	168,230	993	2.37%
Other interest-earning assets (2)	310,105	2,026	2.62%	136,849	564	1.65%
Total interest-earning assets	5,967,200	64,844	4.36%	3,858,772	43,634	4.54%
Allowance for loan and lease losses	(29,445)			(20,567)
BOLI and non-interest earning assets (3)	315,595			196,242
Total assets	$6,253,350			$4,034,447
Interest-bearing liabilities:
Savings	$867,532	1,606	0.74%	$990,894	2,425	0.98%
Interest-bearing checking	1,012,211	1,996	0.79%	660,341	1,864	1.13%
Money market	1,142,858	1,028	0.36%	603,917	639	0.42%
Certificates of deposit	1,055,939	1,535	0.58%	600,498	1,143	0.76%
FHLB advances	375,385	290	0.31%	226,429	99	0.18%
Long term debt and other interest-bearing liabilities	260,075	4,285	6.61%	93,345	1,889	8.12%
Total interest-bearing liabilities	4,714,000	10,740	0.91%	3,175,424	8,059	1.02%
Noninterest-bearing deposits	859,420			428,221
Non-interest-bearing liabilities	49,383			45,704
Total liabilities	5,622,803			3,649,349
Total stockholders’ equity	630,547			385,098
Total liabilities and stockholders’ equity	$6,253,350			$4,034,447
Net interest income/spread		$54,104	3.45%		$35,575	3.52%
Net interest margin (4)			3.64%			3.70%
Ratio of interest-earning assets to interest-bearing liabilities	126.58%			121.52%

(1)
Gross loans and leases are net of deferred fees, related direct costs and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Loan costs of $313 thousand and $14 thousand and accretion of discount on purchased loans of $7.2 million and $8.9 million for the three months ended June 30, 2015 and 2014, respectively, are included in interest income.

(2)	Includes average balance of FHLB stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $19.2 million and $18.9 million for the three months ended June 30, 2015 and 2014, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	($ in thousands)
Interest-earning assets:
Gross loans and leases (1)	$5,197,382	$118,854	4.61%	$3,422,420	$83,607	4.93%
Securities	378,553	4,046	2.16%	165,633	1,917	2.33%
Other interest-earning assets (2)	265,248	2,724	2.07%	126,182	886	1.42%
Total interest-earning assets	5,841,183	125,624	4.34%	3,714,235	86,410	4.69%
Allowance for loan and lease losses	(29,533)			(19,983)
BOLI and non-interest earning assets (3)	281,627			187,902
Total assets	$6,093,277			$3,882,154
Interest-bearing liabilities:
Savings	$906,316	3,354	0.75%	$978,695	4,942	1.02%
Interest-bearing checking	1,027,468	4,037	0.79%	626,919	3,515	1.13%
Money market	1,118,060	1,986	0.36%	559,769	1,275	0.46%
Certificates of deposit	1,030,243	3,149	0.62%	559,609	2,074	0.75%
FHLB advances	431,182	643	0.30%	242,928	199	0.17%
Long term debt and other interest-bearing liabilities	178,680	6,354	7.17%	92,189	3,645	7.97%
Total interest-bearing liabilities	4,691,949	19,523	0.84%	3,060,109	15,650	1.03%
Noninterest-bearing deposits	771,445			422,181
Non-interest-bearing liabilities	55,629			42,353
Total liabilities	5,519,023			3,524,643
Total stockholders’ equity	574,254			357,511
Total liabilities and stockholders’ equity	$6,093,277			$3,882,154
Net interest income/spread		$106,101	3.50%		$70,760	3.66%
Net interest margin (4)			3.66%			3.84%
Ratio of interest-earning assets to interest-bearing liabilities	124.49%			121.38%

(1)
Gross loans and leases are net of deferred fees, related direct costs and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Loan (costs) fees of $(422) thousand and $155 thousand and accretion of discount on purchased loans of $14.0 million and $19.3 million for the six months ended June 30, 2015 and 2014, respectively, are included in interest income.

(2)	Includes average balance of FHLB stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $19.1 million and $18.9 million for the six months ended June 30, 2015 and 2014, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2015 vs. 2014			Six Months Ended June 30, 2015 vs. 2014
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Gross loans and leases	$19,673	$(1,051)	$18,622	$40,894	$(5,647)	$35,247
Securities	1,244	(118)	1,126	2,287	(158)	2,129
Other interest-earning assets	1,000	462	1,462	1,294	544	1,838
Total interest-earning assets	$21,917	$(707)	$21,210	$44,475	$(5,261)	$39,214
Interest-bearing liabilities:
Savings	$(277)	$(542)	$(819)	$(344)	$(1,244)	$(1,588)
Interest-bearing checking	802	(670)	132	1,788	(1,266)	522
Money market	497	(108)	389	1,043	(332)	711
Certificates of deposit	711	(319)	392	1,492	(417)	1,075
FHLB advances	88	103	191	216	228	444
Long term debt and other interest-bearing liabilities	2,806	(410)	2,396	3,109	(400)	2,709
Total interest-bearing liabilities	4,627	(1,946)	2,681	7,304	(3,431)	3,873
Net interest income	$17,290	$1,239	$18,529	$37,171	$(1,830)	$35,341

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net interest income was $54.1 million for the three months ended June 30, 2015, an increase of $18.5 million, or 52.1 percent, from $35.6 million for the three months ended June 30, 2014. The growth in net interest income from the prior period was largely due to higher interest income from loans partially offset by higher interest expense on deposits, FHLB advances, and long term debt and other interest bearing liabilities.

Interest income on total loans and leases was $60.7 million for the three months ended June 30, 2015, an increase of $18.6 million, or 44.3 percent, from $42.1 million for the three months ended June 30, 2014. The increase in interest income on total loans and leases was due to a $1.70 billion increase in total average gross loans and leases, partially offset by a 12 basis points (bps) decrease in average yield. The increase in average balance was due mainly to acquired loans of $1.07 billion from the BPNA Branch Acquisition during the fourth quarter of 2014 and increases in originations of residential mortgage loans held for sale, multi-family loans, commercial and industrial loans, and lease financing, partially offset by sales of multi-family loans. The decrease in average yield was mainly due to the lower yields on originated loans and leases in 2015 and a decrease in the proportion of seasoned SFR mortgage loan pools to total loans and leases where discounts on these pools generate additional interest income. Such discount accretion totaled $7.2 million and $8.9 million for the three months ended June 30, 2015 and 2014, respectively.

Interest income on securities was $2.1 million for the three months ended June 30, 2015, an increase of $1.1 million, or 113.4 percent, from $993 thousand for the three months ended June 30, 2014. The increase in interest income on securities was due to a $234.1 million increase in average balance, partially offset by a 26 bps decrease in average yield. The increase in average balance was mainly due to purchases of securities to reduce excess cash generated from the preferred stock and Senior Notes offerings in April 2015. During the three months ended June 30, 2015, the Company purchased $132.2 million of securities it classified as available for sale and $53.4 million of securities it classified as held to maturity.

Dividends and interest income on other interest-earning assets was $2.0 million for the three months ended June 30, 2015, an increase of $1.5 million, or 259.2 percent, from $564 thousand for the three months ended June 30, 2014. The increase in dividends and interest income on other interest-earning assets was due to a $173.3 million increase in average balance and a 97 bps increase in average yield. The increase in average balance was mainly due to the excess cash generated from the increase in deposits and proceeds from the preferred stock and Senior Notes offerings. The increase in average yield was mainly due to a $1.3 million increase in dividend income on FHLB and other bank stocks, which included a $1.1 million special dividend received from FHLB during the three months ended June 30, 2015.

Interest expense on interest-bearing deposits was $6.2 million for the three months ended June 30, 2015, an increase of $94 thousand, or 1.5 percent, from $6.1 million for the three months ended June 30, 2014. The increase in interest expense on interest-bearing deposits resulted from a $1.22 billion increase in average balance, partially offset by a 24 bps decrease in average cost. The increase in average balance was mainly due to interest-bearing deposits of $924.5 million assumed in the BPNA Branch Acquisition. The decrease in average cost was due mainly to the Company's effort to reduce the cost of deposits by increasing lower cost core deposits.

Interest expense on FHLB advances was $290 thousand for the three months ended June 30, 2015, an increase of $191 thousand, or 192.9 percent, from $99 thousand for the three months ended June 30, 2014. The increase was due mainly to a $149.0 million increase in average balance and a 13 bps increase in average cost. The increase in average cost was due to a rising interest rate environment.

Interest expense on long term debt and other interest-bearing liabilities was $4.3 million for the three months ended June 30, 2015, an increase of $2.4 million, or 126.8 percent, from $1.9 million for the three months ended June 30, 2014. The increase was due mainly to the additional interest expense incurred on the Senior Notes issued in the second quarter of 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net interest income was $106.1 million for the six months ended June 30, 2015, an increase of $35.3 million, or 49.9 percent, from $70.8 million for the six months ended June 30, 2014. The growth in net interest income from the prior period was largely due to higher interest income from loans partially offset by higher interest expense on deposits, FHLB advances and long term debt and other interest bearing liabilities.

Interest income on total loans and leases was $118.9 million for the six months ended June 30, 2015, an increase of $35.2 million, or 42.2 percent, from $83.6 million for the six months ended June 30, 2014. The increase in interest income on total loans and leases was due to a $1.77 billion increase in total average gross loans and leases, partially offset by a 32 bps decrease in average yield. The increase in average balance was due mainly to acquired loans of $1.07 billion from the BPNA Branch Acquisition during the fourth quarter of 2014 and increases in originations of residential mortgage loans held for sale, multi-family loans, and lease financing. The decrease in average yield was mainly due to the lower yields on originated loans and leases in 2015 and a decrease in the proportion of seasoned SFR mortgage loan pools to total loans and leases where discounts on these pools generate additional interest income. Such discount accretion totaled $14.0 million and $19.3 million for the six months ended June 30, 2015 and 2014, respectively.

Interest income on securities was $4.0 million for the six months ended June 30, 2015, an increase of $2.1 million, or 111.1 percent, from $1.9 million for the six months ended June 30, 2014. The increase in interest income on securities was due to a $212.9 million increase in average balance, partially offset by a 17 bps decrease in average yield. The increase in average balance was mainly due to purchases of securities to reduce excess cash generated from the preferred stock and Senior Notes offerings in April 2015. The Company purchased $197.3 million of securities available for sale and $53.4 million of securities held to maturity during the six months ended June 30, 2015.

Dividends and interest income on other interest-earning assets was $2.7 million for the six months ended June 30, 2015, an increase of $1.8 million, or 207.4 percent, from $886 thousand for the six months ended June 30, 2014. The increase in dividends and interest income on other interest-earning assets was due to a $139.1 million increase in average balance and a 65 bps increase in average yield. The increase in average balance was mainly due to the excess cash generated from increases in deposits. The increase in average yield was mainly due to a $1.7 million increase in dividend income on FHLB and other bank stocks, which included a $1.1 million special dividend received from FHLB during the six months ended June 30, 2015.

Interest expense on interest-bearing deposits was $12.5 million for the six months ended June 30, 2015, an increase of $720 thousand, or 6.1 percent, from $11.8 million for the six months ended June 30, 2014. The increase in interest expense on interest-bearing deposits was a $1.36 billion increase in average balance, partially offset by a 25 bps decrease in average cost. The increase in average balance was mainly due to interest-bearing deposits of $924.5 million assumed in the BPNA Branch Acquisition. The decrease in average cost was due mainly to the Company's effort to reduce the cost of deposits by increasing lower cost core deposits.

Interest expense on FHLB advances was $643 thousand for the six months ended June 30, 2015, an increase of $444 thousand, or 223.1 percent, from $199 thousand for the six months ended June 30, 2014. The increase was due mainly to a $188.3 million increase in average balance and a 13 bps increase in average cost. The increase in average cost was due to a rising interest rate environment.

Interest expense on long term debt and other interest-bearing liabilities was $6.4 million for the six months ended June 30, 2015, an increase of $2.7 million, or 74.3 percent, from $3.6 million for the six months ended June 30, 2014. The increase was due mainly to the additional interest expense incurred on the Senior Notes issued in the second quarter of 2015.

Provision for Loan and Lease Losses

Provisions for loan and lease losses are charged to operations at a level required to reflect probable incurred credit losses in the loan and lease portfolio. The Company provided $5.5 million and $2.1 million for the three months ended June 30, 2015 and 2014, respectively, and $5.5 million and $4.0 million for the six months ended June 30, 2015 and 2014, respectively. The increase was mainly due to a provision of $4.5 million to establish an initial ALLL for the loans transferred from loans held for sale during the three months ended June 30, 2015.

On a quarterly basis, the Company evaluates the PCI loans and the loan pools for potential impairment. The provision for losses on PCI loans is the result of changes in expected cash flows, both in amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding loans/loan pools and the analysis of the loan performance data since the acquisition of these loans. The Company will continue updating cash flow projections on PCI loans on a quarterly basis. Due to the uncertainty in the future performance of the PCI loans, additional impairments may be recognized in the future.

See further discussion in Item 2. Management’s Discussion and Analysis - Allowance for Loan and Lease Losses.

Noninterest Income

The following table presents the breakdown of non-interest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Customer service fees	$1,072	$356	$1,982	$609
Loan servicing income	2,007	774	1,565	2,027
Income from bank owned life insurance	47	56	106	103
Net (loss) gain on sale of securities available for sale	—	15	(2)	522
Net gain on sale of loans	7,838	3,038	12,310	5,641
Net revenue on mortgage banking activities	39,403	26,133	77,336	43,457
Advisory service fees	4,435	1,808	5,632	2,918
Loan brokerage income	661	2,416	1,802	4,327
Gain on sale of building	9,919	—	9,919	—
Other income	1,311	776	2,023	1,046
Total noninterest income	$66,693	$35,372	$112,673	$60,650

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Noninterest income was $66.7 million for the three months ended June 30, 2015, an increase of $31.3 million, or 88.5 percent, from $35.4 million for the three months ended June 30, 2014. The increase in noninterest income related predominantly to increases in net revenue on mortgage banking activities, net gain on sale of loans, advisory services fees, loan servicing income, customer service fees and gain on sale of building, partially offset by a decrease in loan brokerage income.

Customer service fees were $1.1 million for the three months ended June 30, 2015, an increase of $716 thousand, or 201.1 percent, from $356 thousand for the three months ended June 30, 2014. The increase was due mainly to the higher number of customer deposit accounts as a result of the BPNA Branch Acquisition in the fourth quarter of 2014.

Loan servicing income was $2.0 million for the three months ended June 30, 2015, an increase of $1.2 million, or 159.3 percent, from $774 thousand for the three months ended June 30, 2014. The increase was due mainly to an increase in unpaid principal balance of loans sold with servicing retained during the three months ended June 30, 2015.

Net gain on sale of securities available for sale was $0 for the three months ended June 30, 2015, a decrease of $15 thousand, or 100.0 percent, from $15 thousand for the three months ended June 30, 2014.

Net gain on sale of loans was $7.8 million for the three months ended June 30, 2015, an increase of $4.8 million from $3.0 million for the three months ended June 30, 2014. During the three months ended June 30, 2015, the Company sold SFR mortgage loans of $181.0 million with a gain of $2.6 million, multi-family loans of $213.7 million with a gain of $4.5 million, and SBA loans of $6.7 million with a gain of $693 thousand. During the three months ended June 30, 2014, the Company sold SFR mortgage loans of $246.8 million with a gain of $2.9 million and SBA loans of $3.4 million with a gain of $164 thousand.

Net revenue on mortgage banking activities was $39.4 million for the three months ended June 30, 2015, an increase of $13.3 million, or 50.8 percent, from $26.1 million for the three months ended June 30, 2014. During the three months ended June 30, 2015, the Bank originated $1.27 billion and sold $1.22 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $34.8 million and 2.75 percent, respectively, and loan origination fees were $4.6 million for the three months ended June 30, 2015. Included in the net gain is the initial capitalized value of our MSRs, which totaled $13.6 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended June 30, 2015. During the three months ended June 30, 2014, the Bank originated $715.1 million and sold $651.0 million of conforming SFR mortgage loans in the secondary market. The net gain and margin were $23.2 million and 3.25 percent, respectively, and loan origination fees were $2.9 million for the three months ended June 30, 2014. Included in the net gain is the initial capitalized value of our MSRs, which totaled $5.9 million on loans sold to Fannie Mae and Freddie Mac for the three months ended June 30, 2014.

Advisory service fees were $4.4 million for the three months ended June 30, 2015, an increase of $2.6 million, or 145.3 percent, from $1.8 million for the three months ended June 30, 2014. The increase was mainly due to the recognition of a performance fee on the disposition of loans under management.

Loan brokerage income was $661 thousand for the three months ended June 30, 2015, a decrease of $1.8 million, or 72.6 percent, from $2.4 million for the three months ended June 30, 2014. The decrease was mainly due to a decrease in the volume of brokered loans.

Other income was $1.3 million for the three months ended June 30, 2015, an increase of $535 thousand, or 68.9 percent, from $776 thousand for the three months ended June 30, 2014. The increase was mainly due to income of $623 thousand from sales of investment products.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Noninterest income was $112.7 million for the six months ended June 30, 2015, an increase of $52.0 million, or 85.8 percent, from $60.7 million for the six months ended June 30, 2014. The increase in noninterest income related predominantly to increases in net revenue on mortgage banking activities, net gain on sale of loans, advisory services fees, customer service fees and gain on sale of building, partially offset by decreases in loan brokerage income and loan servicing income.

Customer service fees were $2.0 million for the six months ended June 30, 2015, an increase of $1.4 million, or 225.5 percent, from $609 thousand for the six months ended June 30, 2014. The increase was due mainly to the higher number of customer deposit accounts as a result of the BPNA Branch Acquisition in the fourth quarter of 2014.

Loan servicing income was $1.6 million for the six months ended June 30, 2015, a decrease of $462 thousand, or 22.8 percent, from $2.0 million for the six months ended June 30, 2014. The decrease was due mainly to a higher loss on servicing rights valuation by $2.4 million, partially offset by an increase in unpaid principal balance of loans sold with servicing retained during the six months ended June 30, 2015.

Net (loss) gain on sale of securities available for sale was $(2) thousand for the six months ended June 30, 2015, a decrease of $524 thousand, or 100.4 percent, from $522 thousand for the six months ended June 30, 2014. The Company sold a non-investment grade private label residential mortgage-backed security of $176 thousand during the six months ended June 30, 2015.

Net gain on sale of loans was $12.3 million for the six months ended June 30, 2015, an increase of $6.7 million, or 118.2 percent, from $5.6 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, the Company sold SFR mortgage loans of $431.5 million with a gain of $6.2 million, multi-family loans of $242.6 million with a gain of $4.8 million, and SBA loans of $14.4 million with a gain of $1.4 million. During the six months ended June 30, 2014, the Company sold SFR mortgage loans of $355.1 million with a gain of $4.6 million, seasoned SFR mortgage loan pools of $33.0 million with a gain of $924 thousand, and SBA loans of $3.4 million with a gain of $164 thousand.

Net revenue on mortgage banking activities was $77.3 million for the six months ended June 30, 2015, an increase of $33.9 million, or 78.0 percent, from $43.5 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, the Bank originated $2.28 billion and sold $2.14 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $69.2 million and 3.04 percent, respectively, and loan origination fees were $8.1 million for the six months ended June 30, 2015. Included in the net gain is the initial capitalized value of our MSRs, which totaled $23.4 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the six months ended June 30, 2015. During the six months ended June 30, 2014, the Bank originated $1.23 billion and sold $1.18 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $38.4 million and 3.13 percent, respectively, and loan origination fees were $5.1 million for the six months ended June 30, 2014. Included in the net gain is the initial capitalized value of our MSRs, which totaled $10.7 million on loans sold to Fannie Mae and Freddie Mac for the six months ended June 30, 2014.

Advisory service fees were $5.6 million for the six months ended June 30, 2015, an increase of $2.7 million, or 93.0 percent, from $2.9 million for the six months ended June 30, 2014. The increase was mainly due to the recognition of a performance fee on the disposition of loans under management.

Loan brokerage income was $1.8 million for the six months ended June 30, 2015, a decrease of $2.5 million, or 58.4 percent, from $4.3 million for the six months ended June 30, 2014. The decrease was mainly due to a decrease in the volume of brokered loans.

Other income was $2.0 million for the six months ended June 30, 2015, an increase of $977 thousand, or 93.4 percent, from $1.0 million for the six months ended June 30, 2014. The increase was mainly due to income of $922 thousand from sales of investment products.

Noninterest Expense

The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Salaries and employee benefits, excluding commissions	$41,880	$29,784	$80,072	$57,634
Commissions for mortgage banking activities	14,240	9,346	25,819	16,177
Salaries and employee benefits	56,120	39,130	105,891	73,811
Occupancy and equipment	10,325	7,425	20,096	15,962
Professional fees	6,689	3,528	10,124	7,393
Data processing	2,075	1,270	3,910	2,061
Advertising	1,252	710	2,164	1,785
Regulatory assessments	1,376	1,046	2,730	1,987
Loan servicing and foreclosure expense	276	175	595	350
Valuation allowance for other real estate owned	—	—	22	—
Net (gain) loss on sales of other real estate owned	(6)	—	(23)	—
Provision for loan repurchases	999	330	1,844	901
Amortization of intangible assets	1,545	944	3,089	1,883
Impairment on intangible assets	258	—	258	—
All other expense	7,011	5,746	13,099	11,765
Total noninterest expense	$87,920	$60,304	$163,799	$117,898

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Noninterest expense was $87.9 million for the three months ended June 30, 2015, an increase of $27.6 million, or 45.8 percent, from $60.3 million for the three months ended June 30, 2014. The increase in noninterest expense relates predominantly to the acquisitions by the Company during 2014 along with growth related to the mortgage banking strategy.

Total salaries and employee benefits including commissions was $56.1 million for the three months ended June 30, 2015, an increase of $17.0 million, or 43.4 percent, from $39.1 million for the three months ended June 30, 2014. The increase was due mainly to additional compensation expense related to an increase in the number of full-time employees related to the BPNA Branch Acquisition, an increase in share-based compensation expense, as well as expansion in mortgage banking activities. Commission expense, which is a loan origination variable expense, related to mortgage banking activities, totaled $14.2 million and $9.3 million for the three months ended June 30, 2015 and 2014, respectively. Originations of single family residential mortgage loans for the three months ended June 30, 2015 and 2014 totaled $1.27 billion and $715.1 million, respectively.

Occupancy and equipment expenses were $10.3 million for the three months ended June 30, 2015, an increase of $2.9 million, or 39.1 percent, from $7.4 million for the three months ended June 30, 2014. The increase was due mainly to increased building and maintenance costs associated with additional facilities resulting from the BPNA Branch Acquisition and new mortgage banking loan production offices.

Professional fees were $6.7 million for the three months ended June 30, 2015, an increase of $3.2 million, or 89.6 percent, from $3.5 million for the three months ended June 30, 2014. The increase was mainly due to legal and consulting costs associated with the building sale and a performance fee accrued for The Palisades Group during the three months ended June 30, 2015.

Data processing expense was $2.1 million for the three months ended June 30, 2015, an increase of $805 thousand, or 63.4 percent, from $1.3 million for the three months ended June 30, 2014. The increase was due mainly to the higher number of customer deposit accounts as a result of the BPNA Branch Acquisition in the fourth quarter of 2014.

Advertising costs were $1.3 million for the three months ended June 30, 2015, an increase of $542 thousand, or 76.3 percent, from $710 thousand for the three months ended June 30, 2014. The increase was mainly due to the overall expansion of the Company business footprint.

Regulatory assessment was $1.4 million for the three months ended June 30, 2015, an increase of $330 thousand, or 31.5 percent, from $1.0 million for the three months ended June 30, 2014. The increase was due to year-over-year balance sheet growth.

Total provision for loan repurchases was $1.6 million and $330 thousand for the three months ended June 30, 2015 and 2014, respectively. The Company recorded provisions of $999 thousand and $330 thousand against provision for loan repurchases in noninterest expense and an initial provision of $574 thousand and $638 thousand against net revenue on mortgage banking activities in noninterest income during the three months ended June 30, 2015 and 2014, respectively. The increase was mainly due to increased volume of mortgage loan originations and sales at the Bank.

Amortization of intangible assets was $1.5 million for the three months ended June 30, 2015, an increase of $601 thousand, or 63.7 percent, from $944 thousand for the three months ended June 30, 2014. The increase was mainly due to additional intangible assets acquired in the BPNA Branch Acquisition in the fourth quarter of 2014. During the three months ended June 30, 2015, the Company wrote off $258 thousand of core deposit intangibles on non-interest bearing demand deposits and money market accounts acquired through the BPNA Branch Acquisition, which are to be transferred to Americas United Bank in the pending branch sale.

Other expenses were $7.0 million for the three months ended June 30, 2015, an increase of $1.3 million, or 22.0 percent, from $5.7 million for the three months ended June 30, 2014. The increase was mainly due to costs associated with the growth in mortgage banking activity and an increase in loan sub-servicing expenses due to the growth in the loan portfolio.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Noninterest expense was $163.8 million for the six months ended June 30, 2015, an increase of $45.9 million, or 38.9 percent, from $117.9 million for the six months ended June 30, 2014. The increase in noninterest expense relates predominantly to the acquisitions by the Company during 2014 along with growth related to the mortgage banking strategy.

Total salaries and employee benefits including commissions was $105.9 million for the six months ended June 30, 2015, an increase of $32.1 million, or 43.5 percent, from $73.8 million for the six months ended June 30, 2014. The increase was due mainly to additional compensation expense related to an increase in the number of full-time employees related to the BPNA Branch Acquisition, an increase in share-based compensation expense, as well as expansion in mortgage banking activities. Commission expense, which is a loan origination variable expense, related to mortgage banking activities, totaled $25.8 million and $16.2 million for the six months ended June 30, 2015 and 2014, respectively. Total originations of single family residential mortgage loans for the six months ended June 30, 2015 and 2014 totaled $2.28 billion and $1.23 billion, respectively.

Occupancy and equipment expenses were $20.1 million for the six months ended June 30, 2015, an increase of $4.1 million, or 25.9 percent, from $16.0 million for the six months ended June 30, 2014. The increase was due mainly to increased building and maintenance costs associated with additional facilities resulting from the BPNA Branch Acquisition and new mortgage banking loan production offices.

Professional fees were $10.1 million for the six months ended June 30, 2015, an increase of $2.7 million, or 36.9 percent, from $7.4 million for the six months ended June 30, 2014. The increase was mainly due to legal and consulting costs associated with the building sale and a performance fee accrued for The Palisades Group during the six months ended June 30, 2015.

Data processing expense was $3.9 million for the six months ended June 30, 2015, an increase of $1.8 million, or 89.7 percent, from $2.1 million for the six months ended June 30, 2014. The increase was due mainly to the higher number of customer deposit accounts as a result of the BPNA Branch Acquisition in the fourth quarter of 2014.

Advertising costs were $2.2 million for the six months ended June 30, 2015, an increase of $379 thousand, or 21.2 percent, from $1.8 million for the six months ended June 30, 2014. The increase was mainly due to the overall expansion of the Company business footprint.

Regulatory assessment was $2.7 million for the six months ended June 30, 2015, an increase of $743 thousand, or 37.4 percent, from $2.0 million for the six months ended June 30, 2014. The increase was due to year-over-year balance sheet growth.

Total provision for loan repurchases was $2.9 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively. The Company recorded provisions of $1.8 million and $901 thousand against provision for loan repurchases in noninterest expense and an initial provision of $1.1 million and $638 thousand against net revenue on mortgage banking activities in noninterest income during the six months ended June 30, 2015 and 2014, respectively. The increase was mainly due to increased volume of mortgage loan originations and sales at the Bank.

Amortization of intangible assets was $3.1 million for the six months ended June 30, 2015, an increase of $1.2 million, or 64.0 percent, from $1.9 million for the six months ended June 30, 2014. The increase was mainly due to additional intangible assets acquired in the BPNA Branch Acquisition in the fourth quarter of 2014. During the three months ended June 30, 2015, the Company wrote off $258 thousand of core deposit intangibles on non-interest bearing demand deposits and money market accounts acquired through the BPNA Branch Acquisition, which are to be transferred to Americas United Bank in the pending branch sale.

Other expenses were $13.1 million for the six months ended June 30, 2015, an increase of $1.3 million, or 11.3 percent, from $11.8 million for the six months ended June 30, 2014. The increase was mainly due to costs associated with the growth in mortgage banking activity and an increase in loan sub-servicing expenses due to the growth in the loan portfolio.

Income Tax Expense

For the three months ended June 30, 2015 and 2014, income tax expense was $11.5 million and $436 thousand, respectively, and the effective tax rate was 41.9 percent and 5.1 percent, respectively. For the six months ended June 30, 2015 and 2014, income tax expense was $21.0 million and $627 thousand, respectively, and the effective tax rate was 42.4 percent and 6.6 percent, respectively. The Company’s effective tax rate increased due to the release of a valuation allowance during the three and six months ended June 30, 2014, and an increase in the ASC 740-10-25 liability and interest expense related to the settlement of the 2010 and 2011 Internal Revenue Service examination.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, future taxable income and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized. Therefore, no valuation allowance was provided against the deferred tax assets of $12.1 million and $16.4 million at June 30, 2015 and December 31, 2014, respectively.

ASC 740-10-25 (formerly FIN 48) relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $340 thousand and $5.4 million at June 30, 2015 and December 31, 2014, respectively. The Company has changed its tax accounting method for various items and therefore, the total amount of unrecognized tax benefits has decreased by $5.1 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will decrease up to $340 thousand in the next twelve months due to the Company's filing of amended returns. As of June 30, 2015, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $340 thousand. At June 30, 2015 and December 31, 2014, the Company had $25 thousand and $23 thousand accrued for interest or penalties, respectively. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.

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

ASU 2014-01 was adopted effective January 1, 2015. Under this standard, amortization of investments in Qualified Affordable Housing Projects is reported within income tax expense. See Note 1 of the Notes to Consolidated Financial Statements for additional information.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following tables represent the operating segments’ financial results and other key financial measures as of or for the three months ended June 30, 2015 and 2014:

	As of or For the Three Months Ended
	Banking	Mortgage Banking	Financial Advisory and Asset Management	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
June 30, 2015
Net interest income	$54,889	$3,486	$—	$(4,271)	$—	$54,104
Provision for loan and lease losses	5,474	—	—	—	—	5,474
Noninterest income	21,489	40,690	5,896	—	(1,382)	66,693
Noninterest expense	47,235	33,883	4,032	4,152	(1,382)	87,920
Income (loss) before income taxes	$23,669	$10,293	$1,864	$(8,423)	$—	$27,403
Total assets	$5,962,659	$465,971	$7,311	$240,518	$(238,577)	$6,437,882
June 30, 2014
Net interest income	$35,483	$1,814	$—	$(1,722)	$—	$35,575
Provision for loan and lease losses	2,108	—	—	—	—	2,108
Noninterest income	7,096	26,390	3,529	76	(1,719)	35,372
Noninterest expense	33,113	23,341	2,484	3,085	(1,719)	60,304
Income (loss) before income taxes	$7,358	$4,863	$1,045	$(4,731)	$—	$8,535
Total assets	$4,099,060	$282,706	$4,835	$105,498	$(105,768)	$4,386,331

Banking Segment

Income before income taxes from the Banking segment was $23.7 million and $7.4 million for the three months ended June 30, 2015 and 2014, respectively. The increase was mainly due to increases in net interest income and noninterest income, partially offset by increases in provision for loan and lease losses and noninterest expense.

Net interest income was $54.9 million and $35.5 million for the three months ended June 30, 2015 and 2014, respectively. The increase was mainly due to an increase in average balance of total interest-earning assets, partially offset by a decrease in net interest margin.

Provision for loan and lease losses was $5.5 million and $2.1 million for the three months ended June 30, 2015 and 2014, respectively.

Noninterest income was $21.5 million and $7.1 million for the three months ended June 30, 2015 and 2014, respectively. The increase was mainly due to increases in gain on sale of building, net gain on sale of loans and customer service fees, partially offset by a decrease in loan brokerage income.

Noninterest expense was $47.2 million and $33.1 million for the three months ended June 30, 2015 and 2014, respectively. The increases were mainly due to expansion of the business footprint and professional fees incurred for the building sale.

Mortgage Banking Segment

Income before income taxes from the Mortgage Banking segment was $10.3 million and $4.9 million for the three months ended June 30, 2015 and 2014, respectively. The increase was mainly due to increases in originations and sales in 2015.

Net interest income was $3.5 million and $1.8 million, and noninterest income was $40.7 million and $26.4 million for the three months ended June 30, 2015 and 2014, respectively. The increases in net interest income and noninterest income were the result of increases in origination and sales of conforming SFR mortgage loans.

Noninterest expense was $33.9 million and $23.3 million for the three months ended June 30, 2015 and 2014, respectively. The increases were mainly due to expansion of the Mortgage Banking segment, which incurred additional compensation expense related to an increase in the number of full-time employees, and a loan origination variable commission expense, and occupancy cost related to an increase in number of loan production offices.

Financial Advisory and Asset Management Segment

Income before income taxes on the Financial Advisory and Asset Management segment was $1.9 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively.

Noninterest income, which was mainly advisory service fees, was $5.9 million and $3.5 million for the three months ended June 30, 2015 and 2014, respectively. The increase was mainly due to the recognition of a performance fee on the disposition of loans under management.

Corporate/Other Segment

Loss before income taxes on the Corporate/Other segment was $8.4 million and $4.7 million for the three months ended June 30, 2015 and 2014, respectively. Expenses in the Corporate/Other segment were related to interest expense on the Senior Notes and junior subordinated amortizing notes, compensation expense relating to the Banc of California, Inc. employees and directors and professional expense relating to bank and non-bank acquisitions. Total interest expense was $4.3 million and $1.7 million, and total noninterest expense was $4.2 million and $3.1 million for the three months ended June 30, 2015 and 2014, respectively.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following tables represent the operating segments’ financial results and other key financial measures as of or for the six months ended June 30, 2015 and 2014:

	As of or For the Six Months Ended
	Banking	Mortgage Banking	Financial Advisory and Asset Management	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
June 30, 2015
Net interest income	$106,441	$5,987	$—	$(6,327)	$—	$106,101
Provision for loan and lease losses	5,474	—	—	—	—	5,474
Noninterest income	29,344	77,618	8,518	—	(2,807)	112,673
Noninterest expense	90,727	63,680	6,012	6,187	(2,807)	163,799
Income (loss) before income taxes	$39,584	$19,925	$2,506	$(12,514)	$—	$49,501
Total assets	$5,962,659	$465,971	$7,311	$240,518	$(238,577)	$6,437,882
June 30, 2014
Net interest income	$70,383	$3,683	$—	$(3,306)	$—	$70,760
Provision for loan and lease losses	4,037	—	—	—	—	4,037
Noninterest income	12,892	44,759	6,522	79	(3,602)	60,650
Noninterest expense	64,794	46,190	4,730	5,786	(3,602)	117,898
Income (loss) before income taxes	$14,444	$2,252	$1,792	$(9,013)	$—	$9,475
Total assets	$4,099,060	$282,706	$4,835	$105,498	$(105,768)	$4,386,331

Banking Segment

Income before income taxes from the Banking segment was $39.6 million and $14.4 million for the six months ended June 30, 2015 and 2014, respectively. The increase was mainly due to increases in net interest income and noninterest income, partially offset by increases in provision for loan and lease losses and noninterest expense.

Net interest income was $106.4 million and $70.4 million for the six months ended June 30, 2015 and 2014, respectively. The increase was mainly due to an increase in average balance of total interest-earning assets, partially offset by a decrease in net interest margin.

Provision for loan and lease losses was $5.5 million and $4.0 million for the six months ended June 30, 2015 and 2014, respectively.

Noninterest income was $29.3 million and $12.9 million for the six months ended June 30, 2015 and 2014, respectively. The increase was mainly due to increases in gain on sale of building, net gain on sale of loans and customer service fees, partially offset by a decrease in loan brokerage income.

Noninterest expense was $90.7 million and $64.8 million for the six months ended June 30, 2015 and 2014, respectively. The increases were mainly due to expansion of the business footprint and professional fees incurred for the building sale.

Mortgage Banking Segment

Income before income taxes from the Mortgage Banking segment was $19.9 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively. The increase was mainly due to increases in originations and sales in 2015.

Net interest income was $6.0 million and $3.7 million, and noninterest income was $77.6 million and $44.8 million for the six months ended June 30, 2015 and 2014, respectively. The increases in net interest income and noninterest income were the result of increases in origination and sales of conforming SFR mortgage loans.

Noninterest expense was $63.7 million and $46.2 million for the six months ended June 30, 2015 and 2014, respectively. The increases were mainly due to expansion of the Mortgage Banking segment, which incurred additional compensation expense related to an increase in the number of full-time employees, and a loan origination variable commission expense, and occupancy cost related to an increase in number of loan production offices.

Financial Advisory and Asset Management Segment

Income before income taxes on the Financial Advisory and Asset Management segment was $2.5 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively.

Noninterest income, which was mainly advisory service fees, was $8.5 million and $6.5 million for the six months ended June 30, 2015 and 2014, respectively. The increase was mainly due to the recognition of a performance fee on the disposition of loans under management.

Corporate/Other Segment

Loss before income taxes on the Corporate/Other segment was $12.5 million and $9.0 million for the six months ended June 30, 2015 and 2014, respectively. Expenses in the Corporate/Other segment were related to interest expense on the Senior Notes and junior subordinated amortizing notes, compensation expense relating to the Banc of California, Inc. employees and directors and professional expense relating to bank and non-bank acquisitions. Total interest expense was $6.3 million and $3.3 million, and total noninterest expense was $6.2 million and $5.8 million for the six months ended June 30, 2015 and 2014, respectively.

FINANCIAL CONDITION

Investment Securities

Investment securities are classified as held to maturity or available for sale in accordance with GAAP. Investment securities that the Company has the ability and the intent to hold to maturity are classified as held to maturity. All other securities are classified as available for sale. Investment securities classified as held to maturity are carried at cost. Investment securities classified as available for sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity.

The primary goal of our investment securities portfolio is to provide a relatively stable source of interest income while maintaining an appropriate level of liquidity. Investment securities provide a source of liquidity as collateral for repurchase agreements and for certain public funds deposits.

Investment securities available for sale increased by $141.6 million, or 41.0 percent, to $487.3 million at June 30, 2015, compared to $345.7 million at December 31, 2014, due to purchases of $197.3 million, partially offset by sales of $176 thousand and principal payments of $54.1 million. Investment securities had a net unrealized gain of $729 thousand at June 30, 2015, compared to a net unrealized gain of $817 thousand at December 31, 2014. The Company also purchased investment securities held to maturity of $53.4 million during the three months ended June 30, 2015.

The following table presents the amortized cost and fair value of the investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2015
Held to maturity
Corporate bonds	$53,414	$82	$(193)	$53,303
Total securities held to maturity	$53,414	$82	$(193)	$53,303
Available for sale
SBA loan pool securities	$1,600	$18	$—	$1,618
U.S. government-sponsored entities and agency securities	1,946	54	—	2,000
Private label residential mortgage-backed securities	2,135	13	(2)	2,146
Agency mortgage-backed securities	480,883	1,985	(1,339)	481,529
Total securities available for sale	$486,564	$2,070	$(1,341)	$487,293
December 31, 2014
Available for sale
SBA loan pool securities	$1,697	$18	$—	$1,715
U.S. government-sponsored entities and agency securities	1,940	42	—	1,982
Private label residential mortgage-backed securities	3,169	12	(13)	3,168
Agency mortgage-backed securities	338,072	1,363	(605)	338,830
Total securities available for sale	$344,878	$1,435	$(618)	$345,695

The following table presents the amortized cost and fair value of the held to maturity and available for sale securities portfolio by expected maturity. In the case of mortgage-backed securities and SBA loan pool securities, expected maturities may differ from contractual maturities because borrowers generally have the right to call or prepay obligations with or without call or prepayment penalties. For that reason, mortgage-backed securities and SBA loan pool securities are not included in the maturity categories.

	June 30, 2015
	Held To Maturity		Available For Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Available for sale
Within one year	$—	$—	$—	$—
One to five years	—	—	1,946	2,000
Five to ten years	15,414	15,231	—	—
Greater than ten years	38,000	38,072	—	—
SBA loan pool, private label residential mortgage-backed and agency mortgage-backed securities	—	—	484,618	485,293
Total	$53,414	$53,303	$486,564	$487,293

At June 30, 2015 and December 31, 2014, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of stockholders’ equity.
The following table presents proceeds from sales and calls of securities and the associated gross gains and losses realized through earnings upon the sale of available for sale securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Gross realized gains on sales of securities available for sale	$—	$15	$—	$560
Gross realized losses on sales of securities available for sale	—	—	(2)	(38)
Net realized gains (losses) on sales of securities available for sale	$—	$15	$(2)	$522
Proceeds from sales of securities available for sale	$—	$1,272	$174	$52,245
Tax benefit on sales of securities available for sale	$—	$—	$(1)	$—

Securities available for sale with carrying values of $32.7 million and $27.1 million as of June 30, 2015 and December 31, 2014, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses at June 30, 2015 and December 31, 2014, respectively, by security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2015
Held to maturity
Corporate bonds	$5,225	$(193)	$—	$—	$5,225	$(193)
Total securities held to maturity	$5,225	$(193)	$—	$—	$5,225	$(193)
Available for sale
Private label residential mortgage-backed securities	$160	$—	$510	$(2)	$670	$(2)
Agency mortgage-backed securities	141,497	(1,211)	10,141	(128)	151,638	(1,339)
Total securities available for sale	$141,657	$(1,211)	$10,651	$(130)	$152,308	$(1,341)
December 31, 2014
Available for sale
Private label residential mortgage-backed securities	$372	$(9)	$1,355	$(4)	$1,727	$(13)
Agency mortgage-backed securities	68,200	(332)	22,212	(273)	90,412	(605)
Total securities available for sale	$68,572	$(341)	$23,567	$(277)	$92,139	$(618)

The Company did not record other-than-temporary impairment (OTTI) for securities available for sale for the six months ended June 30, 2015 and 2014.

At June 30, 2015, the Company’s securities available for sale portfolio consisted of 100 securities, 39 of which were in an unrealized loss position and securities held to maturity consisted of 6 securities, 1 of which was in an unrealized loss position. The unrealized losses are related to an overall increase in interest rates and a decrease in prepayment speeds of the agency mortgage-backed securities.

The Company monitors to ensure it has adequate credit support and as of June 30, 2015, the Company did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recoveries. Of the Company’s $487.3 million securities available for sale portfolio, $486.2 million were rated AAA, AA or A and $1.1 million were rated BBB based on the most recent credit rating from the rating agencies as of June 30, 2015. All securities held to maturity were rated BBB as of June 30, 2015. The Company considers the lowest credit rating for identification of potential OTTI.

Loans Held for Sale

Loans held for sale totaled $746.7 million at June 30, 2015 compared to $1.19 billion at December 31, 2014. The loans held for sale consisted of $409.8 million and $278.7 million carried at fair value, and $336.9 million and $908.3 million carried at lower of cost or fair value as of June 30, 2015 and December 31, 2014, respectively.

The loans carried at fair value represent conforming SFR mortgage loans originated by the Bank that are sold into the secondary market on a whole loan basis. Some of these loans are expected to be sold to Fannie Mae, Freddie Mac and Ginnie Mae on a servicing retained basis. The servicing of these loans is performed by a third party sub-servicer. These loans increased by $131.1 million to $409.8 million at June 30, 2015 due mainly to originations of $2.35 billion, partially offset by sales of $2.22 billion.

Loans held for sale carried at the lower of cost or fair value are mainly non-conforming jumbo mortgage loans that are originated to sell in pools, unlike the loans individually originated to sell into the secondary market on a whole loan basis. These loans decreased by $571.5 million to $336.9 million at June 30, 2015, due mainly to sales of $369.7 million, loans transferred to loans and leases receivable of $476.9 million and amortization of $80.1 million, partially offset by originations of $311.5 million and loans transferred from loans and leases receivable of $43.7 million for loans to be transferred to AUB in the pending branch sale.

On July 3, 2015, the Bank entered into a definitive agreement with AUB, pursuant to which the Bank has agreed to sell two branches and related assets and deposit liabilities to AUB. Loans to be transferred consist of commercial real estate loans of $39.6 million and commercial and industrial loans of $4.0 million at June 30, 2015.

Loans and Leases Receivable

The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

	June 30, 2015	December 31, 2014	Amount Change	Percentage Change
	($ in thousands)
Commercial:
Commercial and industrial	$771,477	$490,900	$280,577	57.2%
Commercial real estate	807,146	999,857	(192,711)	(19.3)%
Multi-family	696,768	955,683	(258,915)	(27.1)%
SBA	56,887	36,155	20,732	57.3%
Construction	32,022	42,198	(10,176)	(24.1)%
Lease financing	131,189	85,749	45,440	53.0%
Consumer:
Single family residential mortgage	1,723,043	1,048,485	674,558	64.3%
Green Loans (HELOC)—first liens	117,881	123,177	(5,296)	(4.3)%
Green Loans (HELOC)—second liens	4,773	4,979	(206)	(4.1)%
Other consumer	131,909	161,939	(30,030)	(18.5)%
Gross loans and leases	4,473,095	3,949,122	523,973	13.3%
Allowance for loan and lease losses	(34,787)	(29,480)	(5,307)	18.0%
Loans and leases receivable, net	$4,438,308	$3,919,642	$518,666	13.2%

Gross loans and leases increased by $524.0 million to $4.47 billion at June 30, 2015 compared to $3.95 billion at December 31, 2014, due to increases in commercial and industrial, SFR mortgage, lease financing, and SBA loans, partially offset by decreases in multi-family, commercial real estate, other consumer, construction, and Green loans. The increase in SFR mortgage loans was mainly due to mortgage loans transferred from loans held for sale of $476.9 million. The decrease in multi-family loans was mainly due to sales of $213.7 million.

Seasoned SFR Mortgage Loan Acquisitions

During the three and six months ended June 30, 2015, the Company completed a seasoned SFR mortgage loan pool acquisition with unpaid principal balances and fair values of $82.5 million and $79.9 million, respectively, at their acquisition date and as of June 30, 2015. This loan pool generally consists of re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. The Company was able to acquire these loans at a discount to both current property value at acquisition and note balance.

The Company determined that certain loans in this seasoned SFR mortgage loan acquisition reflect credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected (PCI loans). The unpaid principal balances and fair values of PCI loans in this transaction, at the date of acquisition and as of June 30, 2015, were $31.6 million and $30.4 million, respectively.

For the acquisition, the Company was able to utilize its background in mortgage credit analysis to re-underwrite the borrower’s credit to arrive at what it believes to be an attractive risk adjusted return for a highly collateralized investment in performing mortgage loans. The acquisition program implemented and executed by the Company involved a multifaceted due diligence process that included compliance reviews, title analyses, review of modification agreements, updated property valuation assessments, collateral inventory and other undertakings related to the scope of due diligence.

In the aggregate, the purchase price of the loans was less than 63.8 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 96.5 percent of note balance at the time of acquisition. At the time of acquisition, approximately 91.6 percent of the mortgage loans by current principal balance (excluding any forbearance amounts) had the original terms modified at some point since origination by a prior owner or servicer. The mortgage loans had a current weighted average interest rate of 3.74 percent, determined by current principal balance. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 703. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $386 thousand. Approximately 90.9 percent of the borrowers by current principal balance had made at least 12 monthly payments in the 12 months preceding the trade date and 96.9 percent had made at least six monthly payments in the six months preceding the trade date. The mortgage loans are secured by residences located in 45 states with California being the largest state concentration representing 51.0 percent of the note balance, and with no other state concentration exceeding 10 percent based upon the current note balance.

The Company did not acquire any seasoned SFR mortgage loan pool in 2014.

The total unpaid principal balance and carrying value of the seasoned SFR mortgage loan pools, which included pools the Company acquired in 2015 as well as 2013 and 2012, were $721.5 million and $643.0 million, respectively at June 30, 2015 and $677.3 million and $595.4 million, respectively, at December 31, 2014. The total unpaid principal balance and carrying value of PCI loans included in these pools were $301.1 million and $251.8 million, respectively at June 30, 2015 and $282.7 million and $230.8 million, respectively, at December 31, 2014.

At June 30, 2015 and December 31, 2014, approximately 3.30 percent and 3.46 percent of unpaid principal balance of the seasoned SFR mortgage loan pools were delinquent 60 or more days, respectively, and 1.36 percent and 0.76 percent were in bankruptcy or foreclosure, respectively.

As part of the acquisition program, the Company may sell from time to time seasoned SFR mortgage loans that do not meet the Company’s investment standards. The Company did not sell any seasoned SFR mortgage loans during the three and six months ended June 30, 2015, and sold seasoned SFR mortgage loans with an aggregate unpaid principal balance and aggregate carrying value of $43.5 million and $30.7 million, respectively, during the three and six months ended June 30, 2014.

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

Non-Traditional Mortgage Portfolio

The Company’s non-traditional mortgage (NTM) portfolio is comprised of three interest only products: Green Account Loans (Green Loans), hybrid interest only fixed or adjustable rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of June 30, 2015 and December 31, 2014, the NTM totaled $720.3 million, or 16.1 percent of the total gross loan portfolio, and $350.6 million, or 8.9 percent of the total gross loan portfolio, respectively. The total NTM portfolio increased by $369.7 million, or 105.5 percent during the period, due mainly to interest only loans transferred from loans held for sale of $277.5 million.

The following table presents the composition of the NTM portfolio as of the dates indicated:

	June 30, 2015			December 31, 2014
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC)—first liens	143	$117,881	16.3%	148	$123,177	35.1%
Interest-only—first liens	494	585,437	81.2%	207	209,207	59.7%
Negative amortization	31	12,117	1.7%	32	13,099	3.7%
Total NTM—first liens	668	715,435	99.2%	387	345,483	98.5%
Green Loans (HELOC)—second liens	17	4,773	0.7%	19	4,979	1.4%
Interest-only—second liens	1	113	0.1%	1	113	0.1%
Total NTM—second liens	18	4,886	0.8%	20	5,092	1.5%
Total NTM loans	686	$720,321	100.0%	407	$350,575	100.0%
Total gross loan portfolio		$4,473,095			$3,949,122
% of NTM to total gross loan portfolio		16.1%			8.9%

The initial credit guidelines for the NTM portfolio were established based on the borrower's Fair Isaac Company (FICO) score, loan-to-value ratio (LTV), property type, occupancy type, loan amount, and geography. Additionally, from an ongoing credit risk management perspective, the Company has determined that the most significant performance indicators for NTMs are LTV ratios and FICO scores. On a semi-annual basis, the Company performs loan reviews of the NTM loan portfolio, which includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party automated valuation models (AVM) to confirm collateral values.

LTV represents current unpaid principal balance divided by estimated property value. The following table presents the single family residential NTM first lien portfolio by LTV at the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
LTV’s (1)
June 30, 2015
< 61%	82	$58,054	49.2%	120	$173,343	29.6%	16	$6,649	54.9%	218	$238,046	33.2%
61 – 80%	36	42,145	35.8%	277	377,324	64.5%	11	4,508	37.2%	324	423,977	59.3%
81 – 100%	19	12,519	10.6%	38	16,094	2.7%	3	574	4.7%	60	29,187	4.1%
> 100%	6	5,163	4.4%	59	18,676	3.2%	1	386	3.2%	66	24,225	3.4%
Total	143	$117,881	100.0%	494	$585,437	100.0%	31	$12,117	100.0%	668	$715,435	100.0%
December 31, 2014
< 61%	77	$58,856	47.8%	60	$93,254	44.7%	15	$6,023	46.0%	152	$158,133	45.8%
61 – 80%	45	46,177	37.5%	54	81,472	38.9%	12	5,901	45.0%	111	133,550	38.6%
81 – 100%	18	11,846	9.6%	33	14,927	7.1%	4	781	6.0%	55	27,554	8.0%
> 100%	8	6,298	5.1%	60	19,554	9.3%	1	394	3.0%	69	26,246	7.6%
Total	148	$123,177	100.0%	207	$209,207	100.0%	32	$13,099	100.0%	387	$345,483	100.0%

(1)	LTV represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy.

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

At June 30, 2015, Green Loans totaled $122.7 million, a decrease of $5.5 million, or 4.3 percent from $128.2 million at December 31, 2014, primarily due to reductions in principal balances and payoffs. As of June 30, 2015 and December 31, 2014, $10.6 million and $12.5 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.

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

For single family properties the loan sizes ranged up to $7.0 million. For two-to four-family properties, the loan sizes ranged up to $7.5 million. As loan size increased, the maximum LTV decreased from 80 percent to 60 percent. Maximum LTVs were adjusted by 5-10 percent for specified property types such as condos. FICOs were based on the primary wage earners’ mid FICO score and the lower of two mid FICO scores for full and alternative documentation, respectively. 76 percent of the FICO scores exceeded 700 at the time of origination. Loans greater than $1 million were subject to a second appraisal or third party appraisal review at origination.

The following table presents the Company’s NTM Green Loans first lien portfolio at June 30, 2015 by FICO scores that were obtained during the quarter ended June 30, 2015, comparing to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2014:

	By FICO Scores Obtained During the Quarter Ended June 30, 2015			By FICO Scores Obtained During the Quarter Ended December 31, 2014			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	24	$15,720	13.3%	28	$19,274	16.4%	(4)	$(3,554)	(3.1)%
700-799	74	59,367	50.4%	69	49,543	41.9%	5	9,824	8.5%
600-699	26	18,189	15.4%	28	30,408	25.8%	(2)	(12,219)	(10.4)%
<600	7	7,848	6.7%	8	11,867	10.1%	(1)	(4,019)	(3.4)%
No FICO	12	16,757	14.2%	10	6,789	5.8%	2	9,968	8.4%
Totals	143	$117,881	100.0%	143	$117,881	100.0%	—	$—	—%

The Company updates FICO scores on a semi-annual basis, typically in the second and fourth quarters or as needed in conjunction with proactive portfolio management.

Interest Only Loans

Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. As of June 30, 2015, our interest only loans increased by $376.2 million, or 179.7 percent, to $585.6 million from $209.3 million at December 31, 2014, primarily due to originations of $130.5 million and loans transferred from loans held for sale of $277.5 million, partially offset by net amortization of $31.7 million. As of June 30, 2015 and December 31, 2014, $4.1 million and $2.0 million of the interest only loans were non-performing, respectively.

Loans with the Potential for Negative Amortization

Negative amortization loans decreased by $1.0 million, or 7.5 percent, to $12.1 million as of June 30, 2015 from $13.1 million as of December 31, 2014. The Company discontinued origination of negative amortization loans in 2007. At June 30, 2015 and December 31, 2014, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.

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

The Company’s risk management policy and credit monitoring includes reviewing delinquency, FICO scores, and collateral values on the non-traditional mortgage loan portfolio. We also continuously monitor market conditions for our geographic lending areas. The Company has determined that the most significant performance indicators for NTMs are to be LTV ratios and FICO scores. The loan review provides an effective method of identifying borrowers who may be experiencing financial difficulty before they fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO of 10 percent or more and a resulting FICO of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded that will increase the ALLL the Company will establish for potential losses. A report of the semi-annual loan reviews is published and regularly monitored.

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

As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the NTM portfolio. The Company’s Internal Asset Review Committee (IARC) conducts monthly meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent review completed in the second quarter of 2015, the Company did not freeze or reduce any additional commitments.

Consumer and NTM loans may entail greater risk than do traditional SFR mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles and recreational vehicles. In these cases, any repossessed collateral for a consumer and NTM loan are more dependent on the borrower‘s continued financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

Non-Performing Assets

The following table presents a summary of total non-performing assets as of the dates indicated:

	June 30, 2015	December 31, 2014	Amount Change	Percentage Change
	($ in thousands)
Loans past due 90 days or more still on accrual	$—	$—	$—	NM
Nonaccrual loans	42,708	38,381	4,327	11.3%
Total non-performing loans	42,708	38,381	4,327	11.3%
Other real estate owned	50	423	(373)	(88.2)%
Total non-performing assets	$42,758	$38,804	$3,954	10.2%
Performing restructured loans	$7,402	$6,346	$1,056	16.6%
Total non-performing loans to gross loans and leases	0.95%	0.97%
Total non-performing assets to total assets	0.66%	0.65%
Allowance for loan and lease losses to non-performing loans	81.45%	76.81%

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

Additional income of approximately $237 thousand and $449 thousand would have been recorded during the three and six months ended June 30, 2015, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.

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

TDR loans and leases consist of the following as of the dates indicated:

	June 30, 2015			December 31, 2014
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial real estate	$—	$—	$—	$—	$—	$—
SBA	—	8	8	—	6	6
Consumer:
Single family residential mortgage	—	4,495	4,495	—	4,269	4,269
Green Loans (HELOC) - first liens	4,542	—	4,542	3,442	—	3,442
Green Loans (HELOC) - second liens	294	—	294	294	—	294
Total	$4,836	$4,503	$9,339	$3,736	$4,275	$8,011

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

•
Expand the peer group used to determine industry average loss history to include three industry groups: i) all U.S. financial and bank holding companies; ii) all California-based financial and bank holding companies; and iii) the peer group average from the Uniform Bank Performance Report.

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

At June 30, 2015, total ALLL was $34.8 million, which represented 0.78 percent of total gross loans and leases, as compared to $29.5 million, or 0.75 percent, of total gross loans and leases at December 31, 2014, with unallocated ALLL of $2.2 million and $0, respectively, at June 30, 2015 and December 31, 2014. The SVA was $0.7 million at June 30, 2015 compared to $1.3 million at December 31, 2014. The GVA on originated loans and leases at June 30, 2015 was $31.4 million, which represented 1.26 percent of total originated loans and leases, as compared to $25.3 million, or 1.34 percent, of total originated loans and leases at December 31, 2014. Including the non-credit impaired loans acquired through the business acquisitions, the GVA was $33.9 million as of June 30, 2015, which represents 0.90 percent of the total amount of such loans and leases, as compared to $28.2 million, or 0.85 percent, of the total amount of such loans and leases at December 31, 2014. The ALLL plus market discount for originated and acquired non-credit impaired loans and leases to the total amount of such loans and leases was 2.94 percent at June 30, 2015 versus 3.37 percent at December 31, 2014. The Company provided $5.5 million to its provision for loan and lease losses during the three and six months ended June 30, 2015.

The Company acquired the BPNA branches in 2014, Private Bank of California during 2013 and Beach Business Bank and Gateway Bancorp during 2012, and their loans and leases were treated under ASC 805, accounting for acquisitions. The acquired loans and leases included loans that were accounted for under ASC 310-30, accounting for purchased credit impaired loans and leases (PCI loans). In addition, the Company acquired three pools of credit impaired re-performing seasoned SFR mortgage loans during 2012, five pools of seasoned SFR mortgage loans, which were partially PCI loans, during 2013 and one pool of seasoned SFR mortgage loans, which were partially PCI loans, during the three and six months ended June 30, 2015. The Company may recognize provisions for loan and lease losses in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield and purchased discount. On a quarterly basis, the Company determines whether it needs to re-forecast its expected cash flows for the PCI loans relating to the PBOC, Beach Business Bank and Gateway Bancorp acquisitions, and the nine loan pools to be evaluated for potential impairment. The provision for loan and lease losses on PCI loans reflected a decrease in expected cash flows on PCI loans compared to those previously estimated. The impairment reserve for PCI loans was $206 thousand at June 30, 2015.

The following table provides information regarding activity in the allowance for loan and lease losses during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Allowance for loan and lease losses at beginning of period	$29,345	$20,003	$29,480	$18,805
Charge-offs:
Commercial and industrial	(23)	—	(33)	—
Commercial real estate	—	—	(260)	—
Multi-family	—	(3)	—	(3)
SBA	(55)	—	(55)	(17)
Construction	—	—	—	—
Lease financing	(1)	—	(88)	—
Single family residential mortgage	—	(206)	—	(357)
Other consumer	—	(174)	—	(209)
Total charge-offs	(79)	(383)	(436)	(586)
Recoveries:
Commercial and industrial	5	27	8	53
Commercial real estate	—	438	132	754
Multi-family	—	—	3	—
SBA	41	175	113	267
Construction	—	—	—	—
Lease financing	—	—	—	—
Single family residential mortgage	—	—	—	—
Other consumer	1	1	13	2
Total recoveries	47	641	269	1,076
Transfer from (to) held-for-sale		258	—	(705)
Provision for loan and lease losses	5,474	2,108	5,474	4,037
Allowance for loan and lease losses at end of period	$34,787	$22,627	$34,787	$22,627
Average total gross loans and leases held for investment	$3,944,193	$2,449,668	$3,920,456	$2,432,527
Total gross loans and leases held for investment at end of period	$4,473,095	$2,602,213	$4,473,095	$2,602,213
Ratios:
Annualized net loan charge-offs to average total gross loans held for investment	—%	(0.04)%	0.01%	(0.04)%
Allowance for loan and lease losses to total gross loans held for investment	0.78%	0.87%	0.78%	0.87%

The following table provides a summary of the allocation of the allowance for loan and lease losses by loan and lease category as well as loans and leases receivable for each category as of the dates indicated:

	June 30, 2015		December 31, 2014
	Allowance for Loan and Lease Losses	Loans and Leases Receivable	Allowance for Loan and Lease Losses	Loans and Leases Receivable
	(In thousands)
Commercial:
Commercial and industrial	$6,884	$771,477	$6,910	$490,900
Commercial real estate	4,445	807,146	3,840	999,857
Multi-family	3,680	696,768	7,179	955,683
SBA	674	56,887	335	36,155
Construction	579	32,022	846	42,198
Lease financing	1,646	131,189	873	85,749
Consumer:
Single family residential mortgage	12,950	1,840,924	7,192	1,171,662
Other consumer	1,686	136,682	2,305	166,918
Unallocated	2,243		—
Total	$34,787	$4,473,095	$29,480	$3,949,122

The increase in ALLL on single family residential (SFR) mortgage loans was mainly due to SFR mortgage loans transferred from held for sale of $476.9 million. The decrease in ALLL on multi-family loans was mainly due to sales of $242.6 million of such loans and a higher composition of loans acquired at fair value through business acquisitions in multi-family loans. At June 30, 2015, a large portion of multi-family loans were acquired from the BPNA Branch Acquisition, which included purchase discounts that led to a lower level of ALLL.

The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

	June 30, 2015	December 31, 2014	Amount Change	Percentage Change
	($ in thousands)
Loan and lease breakdown by ALLL evaluation type:
Originated:
Individually evaluated for impairment	$31,791	$29,287	$2,504	8.5%
Collectively evaluated for impairment	2,489,347	1,892,240	597,107	31.6%
Acquired through business acquisitions - non-impaired:
Individually evaluated for impairment	8	4,191	(4,183)	(99.8)%
Collectively evaluated for impairment	1,294,384	1,411,927	(117,543)	(8.3)%
Seasoned SFR mortgage loan pools - non-impaired	391,193	364,580	26,613	7.3%
Acquired with deteriorated credit quality	266,372	246,897	19,475	7.9%
Total loans and leases	$4,473,095	$3,949,122	$523,973	13.3%
ALLL breakdown:
Originated:
Individually evaluated for impairment	$686	$1,288	$(602)	(46.7)%
Collectively evaluated for impairment	31,440	25,263	6,177	24.5%
Acquired through business acquisitions - non-impaired:
Individually evaluated for impairment	—	—	—	NM
Collectively evaluated for impairment	2,455	2,906	(451)	(15.5)%
Seasoned SFR mortgage loan pools - non-impaired	—	—	—	NM
Acquired with deteriorated credit quality	206	23	183	795.7%
Total ALLL	$34,787	$29,480	$5,307	18.0%
Discount on purchased/acquired loans and leases:
Acquired through business acquisitions - non-impaired	$15,245	$17,866	$(2,621)	(14.7)%
Seasoned SFR mortgage loan pools - non-impaired	29,201	29,955	(754)	(2.5)%
Acquired with deteriorated credit quality	52,394	55,865	(3,471)	(6.2)%
Total discount	$96,840	$103,686	$(6,846)	(6.6)%
Ratios:
To originated loans and leases:
Individually evaluated for impairment	2.16%	4.40%	(2.24)%
Collectively evaluated for impairment	1.26%	1.34%	(0.08)%
Total ALLL	1.27%	1.38%	(0.11)%
To originated and acquired non-impaired loans and leases:
Individually evaluated for impairment	2.16%	3.85%	(1.69)%
Collectively evaluated for impairment	0.90%	0.85%	0.05%
Total ALLL	0.91%	0.88%	0.03%
Total ALLL and discount (1)	1.31%	1.42%	(0.11)%
To total loans and leases:
Individually evaluated for impairment	2.16%	3.85%	(1.69)%
Collectively evaluated for impairment	0.81%	0.77%	0.04%
Total ALLL	0.78%	0.75%	0.03%
Total ALLL and discount (1)	2.94%	3.37%	(0.43)%

(1)	Total ALLL plus discount divided by carrying value.

Servicing Rights

Total mortgage and SBA servicing rights were $34.9 million and $19.6 million at June 30, 2015 and December 31, 2014, respectively. The fair value of the mortgage servicing rights (MSRs) amounted to $34.2 million and $19.1 million and the amortized cost of the SBA servicing rights was $744 thousand and $484 thousand at June 30, 2015 and December 31, 2014, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans. The aggregate principal balance of the loans underlying our total MSRs and SBA servicing rights was $3.10 billion and $33.0 million, respectively, at June 30, 2015 and $1.92 billion and $22.2 million, respectively, at December 31, 2014. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 1.10 percent and 2.25 percent, respectively, at June 30, 2015 as compared to 0.99 percent and 2.18 percent, respectively, at December 31, 2014.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2015	December 31, 2014	Change	Change
	($ in thousands)
Noninterest-bearing deposits	$880,766	$662,295	$218,471	33.0%
Interest-bearing demand deposits	1,002,443	1,054,828	(52,385)	(5.0)%
Money market accounts	1,393,751	1,074,432	319,319	29.7%
Savings accounts	843,274	985,646	(142,372)	(14.4)%
Certificates of deposits of under $100,000	529,448	449,580	79,868	17.8%
Certificates of deposits of $100,000 through $250,000	281,612	392,899	(111,287)	(28.3)%
Certificates of deposits of more than $250,000	173,716	52,151	121,565	233.1%
Total deposits	$5,105,010	$4,671,831	$433,179	9.3%

Total deposits increased by $433.2 million, or 9.3 percent, to $5.11 billion at June 30, 2015, compared to $4.67 billion at December 31, 2014. The increase was mainly due to increases in money market accounts, noninterest-bearing deposits, and certificates of deposit, partially offset by decreases in savings accounts and interest-bearing demand deposits.

On July 3, 2015, the Bank entered into a definitive agreement with AUB, pursuant to which the Bank has agreed to sell two branches and related assets and deposit liabilities to AUB. The deposits to be transferred totaled $52.8 million as of June 30, 2015; the actual amount of deposits to be transferred will be based on their balances as of the transaction closing date. Composition of deposits to be transferred was as follows as of June 30, 2015:

	Amount	Percentage to Each Deposit Category	Percentage to Total Deposits
	($ in thousands)
Noninterest-bearing deposits	$12,836	1.46%	0.25%
Interest-bearing demand deposits	12,168	1.21%	0.24%
Money market accounts	12,433	0.89%	0.24%
Savings accounts	10,948	1.30%	0.21%
Certificates of deposits of under $100,000	2,740	0.52%	0.05%
Certificates of deposits of $100,000 through $250,000	1,695	0.37%	0.03%
Certificates of deposits of more than $250,000	—	—%	—%
Total deposits to be transferred	$52,820	1.03%	1.03%

Federal Home Loan Bank Advances and Other Borrowings

At June 30, 2015, $300.0 million of the Bank's advances from the FHLB were fixed-rate and had interest rates ranging from 0.30 percent to 0.34 percent with a weighted average interest rate of 0.32 percent and $50.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.24 percent. At December 31, 2014, $400.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.19 percent to 0.82 percent with a weighted average interest rate of 0.31 percent, and $233.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.27 percent.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At June 30, 2015 and December 31, 2014, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $1.77 billion and $1.84 billion, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $17.3 million and $29.8 million at June 30, 2015 and December 31, 2014, respectively. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $1.02 billion at June 30, 2015.

The Bank maintained a line of credit of $111.8 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $149.7 million with no outstanding borrowings at June 30, 2015. The Bank also maintained available unsecured federal funds lines of credit of $85.0 million and potential borrowings under repurchase agreements up to $403.9 million at June 30, 2015.

On March 30, 2015, Banc of California, Inc. established a line of credit of $20.0 million with a financial institution with a maturity date of March 28, 2016 at a floating interest rate equal to a LIBOR rate plus 2.25 percent or a prime rate, the proceeds of which are to be used for working capital purposes. The Company had no outstanding borrowings under this line of credit at June 30, 2015.

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

The Senior Notes are the Company’s senior unsecured debt obligations and rank equally with all of the Company’s other present and future unsecured unsubordinated obligations. The Senior Notes I and II bear interest at a per-annum rate of 7.50 percent and 5.25 percent, respectively. The Company makes interest payments on the Senior Notes I quarterly in arrears and on the Senior Notes II semi-annually in arrears.

The Senior Notes I and II will mature on April 15, 2020 and April 15, 2025, respectively. The Company may, at its option, on any scheduled interest payment date for the Senior Notes I (beginning with April 15, 2015) redeem the Senior Notes I in whole or in part, and on or after January 15, 2025 for the Senior Note II redeem the Senior Notes II in whole at any time or in part from time to time, in each case on not less than 30 nor more than 60 days’ prior notice. The Senior Notes will be redeemable at a redemption price equal to 100 percent of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to the date of redemption.

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

The Purchase Contracts and Amortizing Notes are accounted for separately. The Purchase Contract component of the TEUs is recorded in Additional Paid in Capital on the Consolidated Statements of Financial Condition. The Amortizing Note is recorded in Long Term Debt on the Consolidated Statements of Financial Condition. The relative fair values of the Amortizing Notes and Purchase Contracts were estimated to be approximately $14.6 million and $54.4 million, respectively. Total issuance costs associated with the TEUs were $4.0 million (including the underwriter discount of $3.3 million), of which $857 thousand was allocated to the liability component and $3.2 million was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs is being amortized over the term of the amortizing note. Net proceeds of $65.0 million from the issuance of the TEUs were designated to partially finance the BPNA Branch Acquisition and for general corporate purposes.

Reserve for Unfunded Loan Commitments

The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors is determined based on the outstanding loan balance of the same customer or outstanding loans that shares similar credit risk exposure are used to determine the adequacy of the reserve. As of June 30, 2015 and December 31, 2014, the reserve for unfunded loan commitments was $2.1 million and $1.9 million, respectively.

The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$1,901	$1,614	$1,869	$1,439
Provision for unfunded loan commitments	174	(179)	206	(4)
Balance at end of period	$2,075	$1,435	$2,075	$1,435

Reserve for Loss on Repurchased Loans

Reserve for loss reimbursements on sold loans was $9.4 million and $8.3 million at June 30, 2015 and December 31, 2014, respectively. This reserve relates to our single family residential mortgage business. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. We maintain a reserve for loss on repurchased loans to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demand for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors. Provisions added to the reserve for loss on repurchased loans are initially recorded against net revenue on mortgage banking activities at the time of sale, and any subsequent increase or decrease in the provision is then recorded under non-interest expense in the Consolidated Statements of Operations as an increase or decrease to provision for loan repurchases.

The following table presents a summary of activity in the reserve for loss on repurchased loans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$8,432	$5,866	$8,303	$5,427
Provision for loan repurchases	1,573	968	2,901	1,539
Payments made for loss reimbursement on sold loans	(594)	(660)	(1,793)	(792)
Balance at end of period	$9,411	$6,174	$9,411	$6,174

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

At June 30, 2015, there were $191.2 million of approved loan origination commitments, $352.9 million of unused lines of credit and $11.1 million of outstanding letters of credit. Certificates of deposit maturing in the next 12 months totaled $772.9 million and $350.0 million of FHLB advances had maturities of less than 12 months at June 30, 2015.

Based on the competitive deposit rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank, although no assurance can be given in this regard. At June 30, 2015, the Company maintained $459.0 million of cash and cash equivalents, which was 7.1 percent of total assets. In addition, the Bank had the ability at June 30, 2015 to borrow an additional $1.02 billion from the FHLB and $111.8 million from the Federal Reserve Bank. The Bank also maintained available unsecured federal funds lines of credit of $85.0 million and repurchase agreements of up to $403.9 million at June 30, 2015.

Commitments

The following table presents information as of June 30, 2015 regarding the Company’s commitments and contractual obligations:

	Commitments and Contractual Obligations
	Total Amount Committed	Less Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
	(In thousands)
Commitments to extend credit	$191,191	$132,892	$34,288	$9,034	$14,977
Unused lines of credit	352,938	208,404	23,941	40,953	79,640
Standby letters of credit	11,050	9,379	68	750	853
Total commitments	$555,179	$350,675	$58,297	$50,737	$95,470
FHLB advances	$350,000	$350,000	$—	$—	$—
Long-term debt	351,778	21,064	36,608	31,088	263,018
Operating and capital lease obligations	45,308	13,753	18,049	7,539	5,967
Certificate of deposits	984,776	772,945	196,146	14,990	695
Total contractual obligations	$1,731,862	$1,157,762	$250,803	$53,617	$269,680

Regulatory Capital

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Amount	Ratio	Minimum Capital Requirement	Ratio	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions	Ratio
	($ in thousands)
June 30, 2015
Banc of California, Inc.
Total risk-based capital ratio	$630,270	14.01%	$359,882	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	593,408	13.19%	269,911	6.00%	N/A	N/A
Common equity tier 1 capital ratio	403,019	8.96%	202,434	4.50%	N/A	N/A
Tier 1 leverage ratio	593,408	9.55%	248,537	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$666,827	14.86%	$358,877	8.00%	$448,597	10.00%
Tier 1 risk-based capital ratio	629,965	14.04%	269,158	6.00%	358,877	8.00%
Common equity tier 1 capital ratio	629,965	14.04%	201,869	4.50%	291,588	6.50%
Tier 1 leverage ratio	629,965	10.26%	245,604	4.00%	307,004	5.00%
December 31, 2014
Banc of California, Inc.
Total risk-based capital ratio	$473,656	11.28%	$335,829	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	442,307	10.54%	167,914	4.00%	N/A	N/A
Tier 1 leverage ratio	442,307	8.57%	206,502	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$503,727	12.04%	$334,834	8.00%	$418,543	10.00%
Tier 1 risk-based capital ratio	472,378	11.29%	167,417	4.00%	251,126	6.00%
Tier 1 leverage ratio	472,378	9.17%	206,095	4.00%	257,619	5.00%

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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income

The following table presents the projected change in the Bank’s net portfolio value at June 30, 2015 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change.

	June 30, 2015
Change in Interest Rates in Basis Points (bp) (1)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
	($ in thousands)
+100 bp	$816,902	$(64,809)	(7.4)%	$224,612	$(4,659)	(2.0)%
0 bp	881,711			229,271
-100 bp	916,163	34,452	3.9%	226,311	(2,960)	(1.3)%

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of June 30, 2015 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three and six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, on December 14, 2011, CMG Financial Services, Inc. (CMG) initiated a patent lawsuit against Pacific Trust Bank, the predecessor of the Bank, in the United States District Court for the Central District of California (the Court) alleging infringement of U.S. Patent No. 7,627,509 (the Action) relating to the origination and servicing of loans with characteristics similar to the Bank’s Green Accounts, a product that the Bank no longer originates. On September 19, 2014, the Court entered final judgment in favor of the Bank, declaring CMG’s patent invalid and dismissing the suit against the Bank, with prejudice. On September 25, 2014, CMG filed a notice of appeal of the final judgment with the U.S. Court of Appeals for the Federal Circuit. On January 27, 2015, CMG filed its opening brief in the appeal and the Bank filed its opposition to the appeal on April 16, 2015. Oral argument has been scheduled before a three-judge panel at the Federal Circuit courthouse in Washington, D.C. for September 9, 2015. The Company and its counsel believe the appeal is without merit and the resolution of the matter is not expected to have a material impact on the Company’s business, financial condition or results of operations, though no assurance can be given in this regard.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors that appeared under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From April 1, 2015 to April 30, 2015	—	$—	—	—
From May 1, 2015 to May 31, 2015	—	$—	—	—
From June 1, 2015 to June 30, 2015	—	$—	—	—
Total	—	$—	—

The Company does not currently have in place a share buyback program. A twelve-month share buyback program announced on September 5, 2013, for an aggregate amount of shares representing up to 10 percent of the Company’s then currently outstanding shares, expired pursuant to its terms at which time the plan had a remaining capacity for repurchases of 897,598 shares, which had not been utilized.

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
(y)

2.7	Purchase and Assumption Agreement, dated as of April 22, 2014, by and between Banco Popular North America and Banc of California, National Association	(aa)

3.1	Articles of Incorporation of the Registrant	(d)

3.2	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(e)

3.3	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(f)

3.4	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(g)

3.5	Articles of Amendment to Articles Supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(h)

3.6	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 8.00% Non-Cumulative Perpetual Preferred Stock, Series C	(o)

3.7	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series B	(p)

3.8	Articles of Amendment to the Charter of the Registrant changing the Registrant’s name	(q)

3.9	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(bb)

3.10	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 7.375% Non-Cumulative Perpetual Preferred Stock, Series D	(mm)

3.11	Bylaws of the Registrant	(ii)

4.1	Warrant to purchase up to 240,000 shares of the Registrant common stock originally issued on November 1, 2010	(g)

4.2	Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010	(g)

4.3	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(l)

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
(ll)

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
(mm)

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
(i)

10.3	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	(i)

10.4	Employment Agreement, dated as of November 5, 2012, by and among the Registrant and Ronald J. Nicolas, Jr.	(i)

10.5	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	(cc)

10.6	Registrant’s 2011 Omnibus Incentive Plan	(j)

10.7A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(m)

10.7B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(m)

10.7C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(m)

10.8	Registrant’s 2003 Stock Option and Incentive Plan	(k)

10.9	Registrant’s 2003 Recognition and Retention Plan	(k)

10.10	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between the Registrant and the Secretary of the United States Treasury	(f)

10.11	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(n)

10.12	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey T. Seabold	(z)

10.12A	Amended and Restated Employment Agreement, effective as of April 1, 2015, by and among Banc of California, National Association, and Jeffrey T. Seabold	(kk)

10.13	Registrant’s 2013 Omnibus Stock Incentive Plan	(r)

10.13A	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	(dd)

10.13E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	(dd)

10.13F	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(gg)

10.13G	Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(gg)

10.13H	Form of Performance Unit Agreement under 2013 Omnibus Stock Incentive Plan	(kk)

10.13I	Form of Performance-Based Incentive Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	(kk)

10.13J	Form of Performance-Based Non-Qualified Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	(kk)

10.13K	Form of Performance-Based Restricted Stock Agreement under the 2013 Omnibus Stock Incentive Plan.	(kk)

10.14	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Offices, dated as of May 31, 2013, between Pacific Trust Bank and AmericanWest Bank	(t)

10.15	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	(u)

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
(hh)

10.20	Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(nn)

10.21	Amendment to Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(oo)

10.22	Employment Agreement, dated as of July 29, 2015, by and among the Registrant and James McKinney	10.22

11.0	Statement regarding computation of per share earnings	(pp)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)	31.2

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.

(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference.

(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.

(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.

(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.

(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference.

(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.

(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference.

(i)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(j)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(k)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(l)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(m)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(n)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.

(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 17, 2013 and incorporated herein by reference.

(r)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(s)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.

(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.

(w)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(x)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference.

(y)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(z)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(aa)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference.

(cc)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(dd)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(ee)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(ff)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(gg)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(hh)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

(ii)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 2, 2015 and incorporated herein by reference.

(jj)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(kk)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

(ll)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

(mm)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.

(nn)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 28, 2015 and incorporated herein by reference.

(oo)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 16, 2015 and incorporated herein by reference.

(pp)	Refer to Note 17 of the Notes to Consolidated Financial Statements contained in Item 1 of Part I of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	August 7, 2015	/s/ Steven A. Sugarman
Steven A. Sugarman
Chairman/President/Chief Executive Officer

Date:	August 7, 2015	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Executive Vice President/Chief Financial Officer