Form 10-Q
period 2015-09-30
BANC OF CALIFORNIA, INC.
filed 2015-11-06
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
As of October 30, 2015, the registrant had outstanding 37,809,512 shares of voting common stock and 0 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
September 30, 2015

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

ii.
risks that the Company’s merger and acquisition activities, including but not limited to the acquisitions of the BPNA branches, The Private Bank of California (PBOC), The Palisades Group, LLC and CS Financial, Inc., as well as the merger of the Company’s subsidiary banks, may disrupt current plans and operations and lead to difficulties in customer and employee retention, risks that the amount of the costs, fees, expenses and charges related to these transactions could be significantly higher than anticipated and risks that the expected revenues, cost savings, synergies and other benefits of these transactions might not be realized to the extent anticipated, within the anticipated timetables, or at all;

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

vi.	the quality, credit and composition of our securities portfolio;

vii.	changes in general economic conditions, either nationally or in our market areas, or in financial markets;

viii.
continuation, change or volatility of the historically low short-term interest rate environment, changes in the levels of general interest rates, volatility in the interest rate environment, increases in the short-term interest rate environment, and the relative differences between short- and long-term interest rates, deposit interest rates, our net interest margin and funding sources;

ix.	fluctuations in the demand for loans and leases, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area;

x.
results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, change our business mix, require us to increase our allowance for loan and lease losses, write-down asset values, increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings;

xi.
legislative or regulatory changes that adversely affect our business, including changes in regulatory capital or other rules and including changes that could result from our growth to over $10 billion in total assets;

xii.	our ability to control operating costs and expenses;

xiii.	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

xiv.	errors in estimates of the fair values of certain of our assets, which may result in significant declines in valuation;

xv.	the network and computer systems on which we depend could fail or experience a security breach;

xvi.	our ability to attract and retain key members of our senior management team;

xvii.	costs and effects of litigation, including settlements and judgments;

xviii.	increased competitive pressures among financial services companies;

xix.	changes in consumer spending, borrowing and saving habits;

xx.	adverse changes in the securities markets;

xxi.	earthquake, fire or other natural disasters affecting the condition of real estate collateral;

xxii.	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

xxiii.	inability of key third-party providers to perform their obligations to us;

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

The Company undertakes no obligation to update any such statement to reflect circumstances or events that occur after the date, on which the forward-looking statement is made, except as required by law.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$11,154	$14,364
Interest-bearing deposits	367,809	216,835
Total cash and cash equivalents	378,963	231,199
Time deposits in financial institutions	1,900	1,900
Securities available for sale, at fair value	693,219	345,695
Securities held to maturity, at amortized cost (fair value of $526,958 at September 30, 2015)	529,532	—
Loans held for sale, carried at fair value	351,760	278,749
Loans held for sale, carried at lower of cost or fair value	244,805	908,341
Loans and leases receivable, net of allowance of $34,774 at September 30, 2015 and $29,480 at December 31, 2014	4,695,303	3,919,642
Federal Home Loan Bank and other bank stock, at cost	40,643	42,241
Servicing rights, net ($40,837 and $13,135 measured at fair value at September 30, 2015 and December 31, 2014, respectively)	41,646	13,619
Servicing rights held for sale, carried at fair value	—	5,947
Accrued interest receivable	19,706	15,113
Other real estate owned, net	34	423
Premises, equipment, and capital leases, net	34,689	78,685
Bank-owned life insurance	99,570	19,095
Goodwill	39,244	31,591
Affordable housing fund investment	4,258	4,737
Deferred income tax	13,388	16,373
Income tax receivable	2,649	—
Other intangible assets, net	20,504	25,252
Other assets	44,997	32,695
Total Assets	$7,256,810	$5,971,297
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,011,169	$662,295
Interest-bearing deposits	4,410,821	4,009,536
Total deposits	5,421,990	4,671,831
Advances from Federal Home Loan Bank	830,000	633,000
Long term debt, net	262,779	93,569
Reserve for loss on repurchased loans	9,098	8,303
Income taxes payable	5,939	56
Accrued expenses and other liabilities	83,470	61,223
Total liabilities	6,613,276	5,467,982
Commitments and contingent liabilities
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized:
Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 32,000 shares authorized, 32,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	31,934	31,934
Series B, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 10,000 shares authorized, 10,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	10,000	10,000
Series C, 8.00% non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 40,250 shares authorized, 40,250 shares issued and outstanding at September 30, 2015 and December 31, 2014	37,943	37,943
Series D, 7.375% non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 115,000 shares authorized, 115,000 shares issued and outstanding at September 30, 2015 and 0 shares issued and outstanding at December 31, 2014	110,873	—
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 39,350,468 shares issued and 37,751,445 shares outstanding at September 30, 2015; 35,829,763 shares issued and 34,190,740 shares outstanding at December 31, 2014	393	358
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 0 shares issued and outstanding at September 30, 2015 and 609,195 shares issued and outstanding at December 31, 2014	—	6
Additional paid-in capital	427,599	422,910
Retained earnings	52,277	29,589
Treasury stock, at cost (1,599,023 shares at September 30, 2015 and 1,639,023 shares at December 31, 2014)	(29,070)	(29,798)
Accumulated other comprehensive income, net	1,585	373
Total stockholders’ equity	643,534	503,315
Total liabilities and stockholders’ equity	$7,256,810	$5,971,297
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and dividend income
Loans, including fees	$60,454	$44,555	$179,308	$128,162
Securities	5,054	1,460	9,100	3,377
Dividends and other interest-earning assets	1,007	634	3,731	1,520
Total interest and dividend income	66,515	46,649	192,139	133,059
Interest expense
Deposits	6,395	6,165	18,921	17,971
Federal Home Loan Bank advances	587	118	1,230	317
Long term debt and other interest-bearing liabilities	3,983	2,180	10,337	5,825
Total interest expense	10,965	8,463	30,488	24,113
Net interest income	55,550	38,186	161,651	108,946
Provision for loan and lease losses	735	2,780	6,209	6,817
Net interest income after provision for loan and lease losses	54,815	35,406	155,442	102,129
Noninterest income
Customer service fees	1,118	230	3,100	839
Loan servicing (loss) income	(2,254)	924	(689)	2,951
Income from bank owned life insurance	369	64	475	167
Net gain on sale of securities available for sale	1,750	—	1,748	522
Net gain on sale of loans	9,737	10,260	22,047	15,901
Net revenue on mortgage banking activities	37,015	26,943	114,351	70,400
Advisory service fees	2,294	3,264	7,926	6,182
Loan brokerage income	660	2,033	2,462	6,360
Gain on sale of building	—	—	9,919	—
Other income	38	380	2,061	1,426
Total noninterest income	50,727	44,098	163,400	104,748
Noninterest expense
Salaries and employee benefits	53,215	41,094	159,106	114,905
Occupancy and equipment	10,109	7,969	30,205	23,931
Professional fees	5,261	4,758	15,385	12,151
Data processing	2,170	1,286	6,080	3,347
Advertising	1,335	1,584	3,499	3,369
Regulatory assessments	1,381	1,013	4,111	3,000
Loan servicing and foreclosure expense	246	292	841	642
Valuation allowance for other real estate owned	16	—	38	—
Net gain on sales of other real estate owned	—	—	(23)	—
Provision for loan repurchases	179	1,154	2,023	2,055
Amortization of intangible assets	1,401	890	4,490	2,773
Impairment on intangible assets	—	—	258	—
All other expense	6,430	7,314	19,529	19,079
Total noninterest expense	81,743	67,354	245,542	185,252
Income before income taxes	23,799	12,150	73,300	21,625
Income tax expense	9,263	903	30,266	1,530
Net income	14,536	11,247	43,034	20,095
Preferred stock dividends	3,040	910	6,793	2,730
Net income available to common stockholders	$11,496	$10,337	$36,241	$17,365
Basic earnings per common share	$0.29	$0.31	$0.95	$0.64
Diluted earnings per common share	$0.29	$0.31	$0.93	$0.63
Basic earnings per class B common share	$0.29	$0.31	$0.95	$0.64
Diluted earnings per class B common share	$0.29	$0.31	$0.95	$0.64
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$14,536	$11,247	$43,034	$20,095
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities:
Unrealized gain (loss) arising during the period	2,144	(980)	2,090	1,142
Reclassification adjustment for gain included in net income	(1,015)	—	(1,014)	(522)
Total change in unrealized gain (loss) on available for sale securities	1,129	(980)	1,076	620
Unrealized gain (loss) on cash flow hedge:
Unrealized (loss) gain arising during the period	(628)	388	(396)	(121)
Reclassification adjustment for loss included in net income	532	—	532	—
Total change in unrealized (loss) gain on cash flow hedge	(96)	388	136	(121)
Total change in other comprehensive income (loss)	1,033	(592)	1,212	499
Comprehensive income	$15,569	$10,655	$44,246	$20,594
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock				Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
	Series A	Series B	Series C	Series D	Voting	Class B Non-Voting					Total
Balance at December 31, 2013	$31,934	$10,000	$37,943	—	$210	$6	$256,306	$16,820	$(27,911)	$(600)	$324,708
Comprehensive income:
Net income	—	—	—	—	—	—	—	20,095	—	—	20,095
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	499	499
Issuance of common stock	—	—	—	—	87	—	54,814	—	—	—	54,901
Issuance of tangible equity units	—	—	—	—	—	—	51,182	—	—	—	51,182
Repurchase of 23,502 shares of common stock	—	—	—	—	—	—	—	—	(280)	—	(280)
Reclassification adjustment for awards issued from treasury stock	—	—	—	—	—	—	1,926	—	(1,926)	—	—
Exercise of stock options	—	—	—	—	—	—	993	—	—	—	993
Issuance of stock awards from treasury stock	—	—	—	—	—	—	(319)	—	319	—	—
Tax effect from stock compensation plan	—	—	—	—	—	—	401	—	—	—	401
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	—	518	(78)	—	—	440
Stock option compensation expense	—	—	—	—	—	—	357	—	—	—	357
Restricted stock compensation expense	—	—	—	—	—	—	4,196	—	—	—	4,196
Stock appreciation right expense	—	—	—	—	—	—	1,364	—	—	—	1,364
Dividends declared ($0.36 per common share)	—	—	—	—	—	—	—	(9,415)	—	—	(9,415)
Preferred stock dividends	—	—	—	—	—	—	—	(2,730)	—	—	(2,730)
Balance at September 30, 2014	$31,934	$10,000	$37,943	—	$297	$6	$371,738	$24,692	$(29,798)	$(101)	$446,711
Balance at December 31, 2014	$31,934	$10,000	$37,943	—	$358	$6	$422,910	$29,589	$(29,798)	$373	$503,315
Comprehensive income:
Net income	—	—	—	—	—	—	—	43,034	—	—	43,034
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	1,212	1,212
Issuance of common stock	—	—	—	—	36	(6)	(30)	—	—	—	—
Issuance of preferred stock	—	—	—	110,873	—	—	—	—	—	—	110,873
Exercise of stock options	—	—	—	—	—	—	(263)	—	728	—	465
Stock option compensation expense	—	—	—	—	—	—	357	—	—	—	357
Restricted stock compensation expense	—	—	—	—	—	—	6,285	—	—	—	6,285
Stock appreciation right expense	—	—	—	—	—	—	188	—	—	—	188
Restricted stock surrendered due to employee tax liability	—	—	—	—	(1)	—	(1,809)	—	—	—	(1,810)
Tax effect from stock compensation plan	—	—	—	—	—	—	(187)	—	—	—	(187)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	—	148	(150)	—	—	(2)
Stock appreciation right dividend equivalents	—	—	—	—	—	—	—	(528)	—	—	(528)
Dividends declared ($0.36 per common share)	—	—	—	—	—	—	—	(12,875)	—	—	(12,875)
Preferred stock dividends	—	—	—	—	—	—	—	(6,793)	—	—	(6,793)
Balance at September 30, 2015	$31,934	$10,000	$37,943	110,873	$393	$—	$427,599	$52,277	$(29,070)	$1,585	$643,534
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$43,034	$20,095
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan and lease losses	6,209	6,817
Provision for loan repurchases	2,023	2,055
Net revenue on mortgage banking activities	(114,351)	(70,400)
Net gain on sale of loans	(22,047)	(15,901)
Net amortization of securities	1,385	544
Depreciation on premises and equipment	6,600	4,850
Amortization of intangibles	4,490	2,773
Amortization of debt issuance cost	428	484
Stock option compensation expense	357	357
Stock award compensation expense	6,285	4,196
Stock appreciation right expense	188	1,364
Bank owned life insurance income	(475)	(167)
Impairment on intangible assets	258	—
Net gain on sale of securities available for sale	(1,748)	(522)
Gain on sale of building	(9,919)	—
Gain on sale of branches	(163)	(456)
Gain on sale of mortgage servicing rights	—	(2,268)
Gain on sale of other real estate owned	(23)	—
Deferred income tax expense	1,916	—
Loss on sale or disposal of property and equipment	58	787
Increase in valuation allowances on other real estate owned	38	—
Tax effect of dividends paid on unvested equity awards	—	401
Repurchase of mortgage loans	(12,589)	(4,188)
Originations of loans held for sale from mortgage banking	(3,404,030)	(2,028,108)
Originations of other loans held for sale	(585,547)	(1,040,301)
Proceeds from sales of and principal collected on loans held for sale from mortgage banking	3,421,045	2,035,343
Proceeds from sales of and principal collected on other loans held for sale	705,036	571,447
Change in deferred loan (costs) fees	468	(1,229)
Amortization of premiums and discounts on purchased loans	(21,507)	(28,000)
Change in accrued interest receivable	(4,593)	(721)
Change in other assets	(6,043)	(2,871)
Change in accrued interest payable and other liabilities	23,613	2,574
Net cash provided by (used in) operating activities	40,396	(541,045)
Cash flows from investing activities:
Proceeds from sales of securities available for sale	403,206	52,245
Proceeds from maturities and calls of securities available for sale	687	1,231
Proceeds from principal repayments of securities available for sale	88,327	28,792
Purchases of securities available for sale	(837,520)	(222,033)
Purchases of securities held to maturity	(529,534)	—
Purchases of bank owned life insurance	(80,000)	—
Net cash used in branch sales	(46,731)	—
Net cash used in acquisitions	—	(1,000)
Loan originations and principal collections, net	(360,253)	(232,859)
Purchase of loans	(227,175)	(25,218)
Redemption of Federal Home Loan Bank stock	17,163	—
Purchase of Federal Home Loan Bank and other bank stocks	(15,565)	(12,832)
Proceeds from sale of loans held for investment	389,944	142,482
Net change in time deposits in financial institutions	—	(54)
Proceeds from sale of other real estate owned	908	48
Proceeds from sale of mortgage servicing rights	5,862	17,177
Proceeds from sale of premises and equipment	52,192	30
Additions to premises and equipment	(7,950)	(7,081)
Payments of capital lease obligations	(682)	(682)
Net cash used in investing activities	(1,147,121)	(259,754)
Cash flows from financing activities:
Net increase in deposits	796,760	712,865
Net increase in short-term Federal Home Loan Bank advances	62,000	65,000
Repayment of long-term Federal Home Loan Bank advances	(265,000)	(10,000)
Proceeds from long-term Federal Home Loan Bank advances	400,000	—
Net proceeds from issuance of common stock	—	53,901
Net proceeds from issuance of preferred stock	110,873	—
Net proceeds from issuance of tangible equity units	—	64,959
Net proceeds from issuance of long term debt	172,304	—
Payment of amortizing debt	(3,503)	(1,032)
Purchase of treasury stock	—	(280)
Proceeds from exercise of stock options	465	993
Dividend equivalents paid on stock appreciation rights	(516)	—
Dividends paid on preferred stock	(6,416)	(2,742)
Dividends paid on common stock	(12,478)	(7,998)
Net cash provided by financing activities	1,254,489	875,666
Net change in cash and cash equivalents	147,764	74,867
Cash and cash equivalents at beginning of period	231,199	110,118
Cash and cash equivalents at end of period	$378,963	$184,985
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$35,079	$23,953
Income taxes paid	24,460	4,311
Income taxes refunds received	18	264
Supplemental disclosure of noncash activities
Transfer from loans to other real estate owned, net	534	653
Transfer of loans receivable to loans held for sale, net of transfer of $0 and $963 from allowance for loan and lease losses for the nine months ended September 30, 2015 and 2014, respectively	48,757	65,584
Transfer of loans held for sale to loans receivable	482,851	117,116
Equipment acquired under capital leases	34	989
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of Banc of California, Inc. (collectively, with its consolidated subsidiaries, the Company, we, us and our) and its wholly owned subsidiaries, Banc of California, National Association (the Bank), The Palisades Group, LLC (the Palisades Group), and PTB Property Holdings, LLC (PTB), as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries.

Nature of Operations: Banc of California, Inc. is a financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Orange County, California and incorporated under the laws of Maryland. Banc of California, Inc.'s assets primarily consist of the outstanding stock of the Bank, as well as the outstanding membership interests of the Palisades Group and PTB.

Banc of California, Inc. is subject to regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve Board or FRB) and the Bank operates under a national bank charter issued by the Office of the Comptroller of the Currency (the OCC), its primary regulator. The Bank is a member of the Federal Home Loan Bank (FHLB) system, and maintains insurance on deposit accounts with the Federal Deposit Insurance Corporation (FDIC). The Bank offers a variety of financial services to meet the banking and financial needs of the communities we serve, with operations conducted through 35 banking offices, serving San Diego, Los Angeles, Santa Barbara and Orange counties, California and 72 loan production offices in California, Arizona, Oregon, Virginia, Indiana, Maryland, Colorado, Idaho, North Carolina, and Nevada as of September 30, 2015. The Palisades Group provides financial advisory and asset management services and PTB manages and disposes of other real estate owned properties.

The accounting and reporting policies of the Company are based upon U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies from those disclosed in its 2014 Annual Report on Form 10-K. Refer to Accounting Pronouncements below for discussion of accounting pronouncements adopted in 2015.

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

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. As of September 30, 2015, the Company had a net deferred tax asset of $13.4 million, with no valuation allowance and as of December 31, 2014, the Company had a net deferred tax asset of $16.4 million, with no valuation allowance (See further discussion in Note 11, Income Taxes).

The effective tax rate for both the 2015 and 2014 three- and nine-month periods reflects the adoption of Accounting Standards Update (ASU) 2014-01, which relates to amortization of investments in low income housing tax credits. See the Accounting Pronouncements portion of Note 1 - Summary of Significant Accounting Policies for detail.

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

Accounting Pronouncements: During the nine months ended September 30, 2015, the following pronouncements applicable to the Company became effective:

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

The Company elected the proportional amortization method retrospectively for all periods presented. This accounting change in the amortization methodology resulted in changes to account for amortization recognized in prior periods, which impacted the balance of tax credit investments and related tax accounts. The investment amortization expense is presented as a component of the income tax expense (benefit). The cumulative effect of the retrospective application of this accounting principle was $274 thousand at December 31, 2014. Net income increased by $21 thousand for the three months ended September 30, 2015 and decreased by $9 thousand for the nine months ended September 30, 2015, due to the change in accounting principle.

The following tables present the effect of the retrospective application of this change in accounting principle on the Company’s Consolidated Statement of Financial Condition as of December 31, 2014, and Consolidated Statements of Operations and Cash Flows for the periods indicated:
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

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2014
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands, except per share data)
Interest and dividend income	$46,649	$—	$46,649
Interest expense	8,463	—	8,463
Net interest income	38,186	—	38,186
Provision for loan and lease losses	2,780	—	2,780
Noninterest income	44,098	—	44,098
Noninterest expense	67,557	(203)	67,354
Income before income taxes	11,947	203	12,150
Income tax expense	721	182	903
Net income	11,226	21	11,247
Preferred stock dividends	910	—	910
Net income available for common stockholders	$10,316	$21	$10,337
Basic earnings per total common share	$0.31	$—	$0.31
Diluted earnings per total common share	$0.30	$0.01	$0.31

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30, 2014
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands, except per share data)
Interest and dividend income	$133,059	$—	$133,059
Interest expense	24,113	—	24,113
Net interest income	108,946	—	108,946
Provision for loan and lease losses	6,817	—	6,817
Noninterest income	104,748	—	104,748
Noninterest expense	185,790	(538)	185,252
Income before income taxes	21,087	538	21,625
Income tax expense	983	547	1,530
Net income	20,104	(9)	20,095
Preferred stock dividends	2,730	—	2,730
Net income available for common stockholders	$17,374	$(9)	$17,365
Basic earnings per total common share	$0.64	$—	$0.64
Diluted earnings per total common share	$0.63	$—	$0.63

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2014
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands)
Cash flow from operating activities
Net income	$20,104	$(9)	$20,095
Total adjustment in net income	(561,149)	9	(561,140)
Net cash used in operating activities	(541,045)	—	(541,045)
Cash flow from investing activities
Net cash used in investing activities	(259,754)	—	(259,754)
Cash flow from financing activities
Net cash provided by financing activities	875,666	—	875,666
Net increase in cash and cash equivalents	74,867	—	74,867
Cash and cash equivalents at beginning of period	110,118		110,118
Cash and cash equivalents at end of period	$184,985	$—	$184,985

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments.” This Update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination, and eliminates the requirement to retrospectively account for those adjustments. The amendments to this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Updates require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments to this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. The Company early adopted the amendments to this Update during the current quarterly reporting period, ended September 30, 2015.

The following are recently issued accounting pronouncements also applicable to the Company:

In May 2014, the FASB issued ASU No. 2014-09, “Revenue From Contracts With Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606),” which deferred the effective date of this ASU by one year. Therefore, ASU 2014-09 becomes effective for the Company for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis," which significantly changes the consolidation analysis required under U.S. GAAP. The new consolidation guidance maintains two models: one for assessing most corporate entities based on the notion that majority voting rights indicate control (the voting model) and another for assessing entities that may be controlled through other means, such as management contracts or subordinated financial support (the variable interest model). Under the new guidance, limited partnerships will be variable interest entities, unless the limited partners have either substantive kick-out or participating rights. There is no longer a presumption that a general partner should consolidate a limited partnership. The ASU also changes the effect that fees paid to a decision maker or service provider have on the consolidation analysis. For entities other than limited partnerships, the ASU clarifies how to determine whether the equity holders (as a group) have power over the entity. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is allowed for all entities, but the guidance must be applied as of the beginning of the annual period containing the adoption date. Entities have the option of using either a full or modified retrospective approach for adoption. The Company early adopted the amendments of this update during the current quarterly reporting period. Adoption of the new guidance did not have a significant impact on the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The amendments in this ASU are to be applied on a retrospective basis. In August 2015, the FASB issued ASU 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements," which allows guidance in ASU 2015-03 to be applied to line of credit arrangements. The Company is in the process of assessing the impact of the new guidance on its consolidated financial statements.

NOTE 2 – BUSINESS COMBINATIONS AND ASSET SALES TRANSACTIONS

The Company completed the following acquisitions between January 1, 2014 and September 30, 2015 and used the acquisition method of accounting. Accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition.

The following table presents a summary of acquired assets and assumed liabilities along with a summary of the acquisition consideration as of the dates of acquisition:

	Acquisition and Date Acquired
	Banco Popular Branches	Renovation Ready
	November 8, 2014	January 31, 2014
	(In thousands)
Assets acquired:
Cash and due from banks	$5,532	$—
Loans and leases receivable	1,065,088	—
Premises, equipment, and capital leases	9,002	—
Goodwill	7,653	2,239
Other intangible assets	15,777	761
Other assets	2,301	—
Total assets acquired	$1,105,353	$3,000
Liabilities assumed:
Deposits	$1,076,906	$—
Other liabilities	506	1,000
Total liabilities assumed	1,077,412	1,000
Total consideration paid	$27,941	$2,000
Summary of consideration
Cash paid	$27,941	$1,000
Common stock issued	—	1,000
Earn-out liabilities	—	1,000

Banco Popular’s California Branch Network Acquisition

Effective November 8, 2014, the Bank acquired 20 full-service branches from Banco Popular North America (BPNA) in the Southern California banking market (the BPNA Branch Acquisition). The purchase price, net of deposit premiums received of $3.9 million, was $24.0 million. At the time of its completion, the transaction added $1.07 billion in loans and $1.08 billion in deposits to the Bank.

The following table summarizes the total consideration transferred as part of the BPNA Branch Acquisition as well as the fair value adjustments to the net assets acquired as of the acquisition date:

	November 8, 2014
	(In thousands)
Total Consideration		$27,941
Net assets pre-acquisition		24,027
Fair value adjustments
Loans receivable	$(19,526)
Core deposit intangibles	15,777
Certificates of deposit purchase premium	(1,208)
Premises and equipment	1,218
Total fair value adjustments		(3,739)
Fair value of net assets acquired		20,288
Consideration paid in excess of fair value of net assets acquired (goodwill)		$7,653

The Company recorded core deposit intangible assets of $15.8 million as part of the BPNA Branch Acquisition. Core deposit intangible assets were valued using a net cost savings method and was calculated as the present value of the estimated net cost savings attributable to the core deposit base over the expected remaining life of the deposits. The cost savings derived from the core deposit balance were calculated as the difference between the prevailing alternative cost of funds and the estimated cost of the core deposits. The core deposit intangible is being amortized over its estimated useful life of 10 years using the sum of years-digits amortization methodology.

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

During the three months ended September 30, 2015, the Company finalized its purchase accounting for the BPNA Branch Acquisition and recorded the measurement period adjustments. The measurement period adjustments included recording Goodwill of $7.7 million, an additional discount of $7.4 million to Loans and Leases Receivable, and an additional premium of $292 thousand to Deposits. Recorded in the Consolidated Statements of Operations, the cumulative life to date measurement period adjustments related to the loan discount and deposit premium amortization were a $33 thousand decrease in Interest and Dividend Income on Loans and a $110 thousand decrease in Interest Expense on Deposits, respectively.

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

Building Sale

During the nine months ended September 30, 2015, the Company sold a certain improved real property office complex located at 1588 South Coast Drive, Costa Mesa, California (the Property) at a sale price of approximately $52.3 million with a gain on sale of $9.9 million. The Property had a book value of $42.3 million at the sale date. Additionally, the Company incurred selling costs of $2.3 million for this transaction, which were reported in Professional Fees and All Other Expenses in the Consolidated Statements of Operations.

Branch Sale

On September 25, 2015, the Bank completed a branch sale transaction to Americas United Bank, a California banking corporation (AUB). In the transaction, the Bank sold two branches and certain related assets and deposit liabilities to AUB as well as certain loans. The transaction included a transfer of $46.9 million of deposits to AUB. Additionally, as part of the transaction, the leases related to both locations were assumed by AUB. The Company recognized a gain of $163 thousand from this transaction, which is included in Other Income in the Consolidated Statements of Operations.

The Bank also sold certain loans of $40.2 million to AUB as part of the transaction. The Company recognized a gain of $644 thousand from the sale of these loans, which is included in Net Gain on Sale of Loans in the Consolidated Statements of Operations.

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

Assets and Liabilities Measured on a Recurring Basis

Securities Available for Sale: The fair values of securities available for sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include SBA loan pool securities, U.S. GSE and agency securities, private label residential MBS, and agency residential MBS, non-agency commercial MBS, and non-agency corporate bonds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available for sale classified as Level 3 at September 30, 2015 or December 31, 2014.

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

Derivative Assets and Liabilities: The Company’s derivative assets and liabilities are carried at fair value as required by GAAP and are accounted for as freestanding derivatives. The Company has entered into pay-fixed, receive-variable interest rate swap contracts with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR-based variable rate deposits and other borrowings. For hedged derivatives, the Company records changes in fair value in Accumulated Other Comprehensive Income (AOCI) in the Consolidated Statements of Financial Condition. For non-hedged derivatives, the Company records changes in fair value in Other Income in the Consolidated Statements of Operations. The Company also enters into interest rate lock commitments (IRLCs) with prospective residential mortgage borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. Changes in fair value are recorded in Net Revenue on Mortgage Banking Activities in the Consolidated Statements of Operations. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. Additional derivative assets and liabilities, typically mortgage-backed to-be-announced (TBA) securities, are used to hedge fair value changes, driven by changes in interest rates, in the Company’s mortgage assets. The Company hedges the period from the interest rate lock (assuming a fall-out factor for loans that ultimately do not close) to the date of the loan sale. The estimated fair value is based on current market prices for similar instruments. Given the meaningful level of secondary market activity for derivative contracts, active pricing is available for similar assets and accordingly, the Company classifies its derivative assets and liabilities as Level 2.

Mortgage Servicing Rights: The Company retains servicing on some of its mortgage loans sold and elected the fair value option for valuation of these mortgage servicing rights (MSRs). The value is based on a third party provider that calculates the present value of the expected net servicing income from the portfolio based on key factors that include interest rates, prepayment assumptions, discount rate and estimated cash flows. Because of the significance of unobservable inputs, these servicing rights are classified as Level 3. At December 31, 2014, $5.9 million of the mortgage servicing rights were valued based on a market bid that settled subsequent to that date, which was included as Level 3.

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2015
Assets
Available for sale securities:
SBA loan pools securities	$1,516	$—	$1,516	$—
U.S. government-sponsored entities and agency securities	2,001	—	2,001	—
Private label residential mortgage-backed securities	1,917	—	1,917	—
Corporate Bonds	26,247	—	26,247	—
Commercial mortgage-backed securities	115,234	—	115,234	—
Agency mortgage-backed securities	546,304	—	546,304	—
Loans held for sale	351,760	—	351,760	—
Derivative assets (1)	9,748	—	9,748	—
Mortgage servicing rights (2)	40,837	—	—	40,837
Liabilities
Derivative liabilities (3)	5,873	—	5,873	—
December 31, 2014
Assets
Available for sale securities:
SBA loan pools securities	$1,715	$—	$1,715	$—
U.S. government-sponsored entities and agency securities	1,982	—	1,982	—
Private label residential mortgage-backed securities	3,168	—	3,168	—
Agency mortgage-backed securities	338,830	—	338,830	—
Loans held for sale	278,749	—	278,749	—
Derivative assets (1)	6,379	—	6,379	—
Mortgage servicing rights (2)	19,082	—	—	19,082
Liabilities
Derivative liabilities (3)	3,235	—	3,235	—

(1)	Included in Other Assets on the Consolidated Statements of Financial Condition

(2)	Included in Servicing Rights, Net and Servicing Rights Held For Sale on the Consolidated Statements of Financial Condition

(3)	Included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Mortgage servicing rights
Balance at beginning of period	$34,198	$9,816	$19,082	$13,535
Transfers out of Level 3 (1)	—	—	—	(9,185)
Total gains or losses (realized/unrealized):
Included in earnings—realized	—	—	—	—
Included in earnings—fair value adjustment	(3,097)	110	(2,087)	(140)
Included in other comprehensive income	—	—	—	—
Amortization of premium (discount)	—	—	—	—
Additions	12,143	7,735	36,034	18,057
Sales and settlements	(2,407)	(6,285)	(12,192)	(10,891)
Balance at end of period	$40,837	$11,376	$40,837	$11,376

(1)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that causes the transfer.

The following table presents quantitative information about Level 3 fair value measurements on a recurring basis, other than the mortgage servicing rights were valued based on a market bid that settled subsequent to that date, which was included as Level 3 at December 31, 2014, as of the dates indicated:

	Fair Value (In thousands)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
September 30, 2015
Mortgage servicing rights	$40,837	Discounted cash flow	Discount rate	9.00% to 18.00% (9.88%)
			Prepayment rate	6.07% to 34.69% (12.09%)
December 31, 2014
Mortgage servicing rights	$13,135	Discounted cash flow	Discount rate	9.00% to 19.50% (10.09%)
			Prepayment rate	4.59% to 31.02% (13.22%)
September 30, 2014
Mortgage servicing rights	$11,376	Discounted cash flow	Discount rate	10.00% to 21.22% (10.70%)
			Prepayment rate	4.71% to 34.76% (12.41%)

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

Assets and Liabilities Measured on a Non-Recurring Basis

Securities Held to Maturity: Investment securities that the Company has the ability and the intent to hold to maturity are classified as held to maturity. Investment securities classified as held to maturity are carried at cost. The fair values of securities held to maturity are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Only securities held to maturity with other-than-temporary impairment (OTTI) are considered to be carried at fair value. The Company did not have any OTTI on securities held to maturity at September 30, 2015.

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

SBA Servicing Assets: SBA servicing assets represent the value associated with servicing SBA loans that have been sold. The fair value for SBA servicing assets is determined through discounted cash flow analysis and utilizes discount rates and prepayment speed assumptions as inputs. All of these assumptions require a significant degree of management estimation and judgment. The fair market valuation is performed on a quarterly basis for SBA servicing assets. SBA servicing assets are accounted for at the lower of cost or market value and considered to be recognized at fair value when they are recorded at below cost and are classified as Level 3.

Other Real Estate Owned Assets: Other real estate owned assets (OREO) are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. The Company recorded valuation allowance expense for OREO of $16 thousand and $0 for the three months ended September 30, 2015 and 2014, respectively, and $38 thousand and $0 for the nine months ended September 30, 2015 and 2014, respectively.

Alternative Investments (Affordable Housing Fund Investment, SBIC, and Other Investment): The Company generally accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated, which generally takes 10 years. There are currently no plans to sell any of these investments prior to their liquidation. The alternative investments carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company had unfunded commitments of $487 thousand, $5.6 million, and $2.0 million for Affordable House Fund Investment, SBIC, and Other Investments at September 30, 2015, respectively.

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2015
Assets
Impaired loans:
Single family residential mortgage	$3,976	$—	$—	$3,976
Commercial and industrial	1,156	—	—	1,156
Other real estate owned:
Single family residential	34	—	—	34
December 31, 2014
Assets
Impaired loans:
Single family residential mortgage	$6,206	$—	$—	$6,206
Commercial and industrial	4,313	—	—	4,313
SBA servicing rights	484	—	—	484
Other real estate owned:
Single family residential	423	—	—	423

The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Impaired loans:
Single family residential mortgage	$—	$(18)	$—	$(350)
Real estate mortgage	—	88	—	88
SBA	1	—	1	—
Other consumer	—	—	—	(2)
Other real estate owned:
Single family residential	(16)	—	(15)	—

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying	Fair Value Measurement Level
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2015
Financial assets
Cash and cash equivalents	$378,963	$378,963	$—	$—	$378,963
Time deposits in financial institutions	1,900	1,900	—	—	1,900
Securities available for sale	693,219	—	693,219	—	693,219
Securities held to maturity	529,532	—	526,958	—	526,958
FHLB and other bank stock	40,643	—	40,643	—	40,643
Loans held for sale	596,565	—	600,774	—	600,774
Loans and leases receivable, net of allowance	4,695,303	—	—	4,817,939	4,817,939
Accrued interest receivable	19,706	19,706	—	—	19,706
Derivative assets	9,748	—	9,748	—	9,748
Financial liabilities
Deposits	5,421,990	—	—	5,180,669	5,180,669
Advances from Federal Home Loan Bank	830,000	—	830,106	—	830,106
Long term debt	262,779	—	261,026	—	261,026
Derivative liabilities	5,873	—	5,873	—	5,873
Accrued interest payable	6,635	6,635	—	—	6,635
December 31, 2014
Financial assets
Cash and cash equivalents	$231,199	$231,199	$—	$—	$231,199
Time deposits in financial institutions	1,900	1,900	—	—	1,900
Securities available for sale	345,695	—	345,695	—	345,695
FHLB and other bank stock	42,241	—	42,241	—	42,241
Loans held for sale	1,187,090	—	1,195,834	—	1,195,834
Loans and leases receivable, net of allowance	3,919,642	—	—	4,045,465	4,045,465
Accrued interest receivable	15,113	15,113	—	—	15,113
Derivative assets	6,379	—	6,379	—	6,379
Financial liabilities
Deposits	4,671,831	—	—	4,575,264	4,575,264
Advances from Federal Home Loan Bank	633,000	—	633,083	—	633,083
Long term debt	93,569	—	100,788	—	100,788
Derivative liabilities	3,235	—	3,235	—	3,235
Accrued interest payable	2,044	2,044	—	—	2,044
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

Loans and Leases Receivable, Net of Allowance for Loan and Lease Losses: The fair value of loans and leases receivable is estimated based on the discounted cash flow approach. The discount rate was derived from the associated yield curve plus spreads and reflects the rates offered by the Bank for loans with similar financial characteristics. Yield curves are constructed by product and payment types. These rates could be different from what other financial institutions could offer for these loans. No adjustments have been made for changes in credit within the loan portfolio. Additionally, the fair value of our loans may differ significantly from the values that would have been used had a ready market existed for such loans and may differ materially from the values that we may ultimately realize (Level 3).

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

Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – INVESTMENT SECURITIES

The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2015
Held to maturity
Corporate bonds	$239,079	$875	$(2,919)	$237,035
Collateralized loan obligations	290,453	55	(585)	289,923
Total securities held to maturity	$529,532	$930	$(3,504)	$526,958
Available for sale
SBA loan pool securities	$1,485	$31	$—	$1,516
U.S. government-sponsored entities and agency securities	1,949	52	—	2,001
Private label residential mortgage-backed securities	1,904	15	(2)	1,917
Corporate bonds	26,662	—	(415)	26,247
Commercial mortgage-backed securities	114,361	904	(31)	115,234
Agency mortgage-backed securities	544,182	2,253	(131)	546,304
Total securities available for sale	$690,543	$3,255	$(579)	$693,219
December 31, 2014
Available for sale
SBA loan pool securities	$1,697	$18	$—	$1,715
U.S. government-sponsored entities and agency securities	1,940	42	—	1,982
Private label residential mortgage-backed securities	3,169	12	(13)	3,168
Agency mortgage-backed securities	338,072	1,363	(605)	338,830
Total securities available for sale	$344,878	$1,435	$(618)	$345,695

The following table presents amortized cost and fair value of the held to maturity and available for sale investment securities portfolio by expected maturity. In the case of mortgage-backed securities, collateralized loan obligations, and SBA loan pool securities, expected maturities may differ from contractual maturities because borrowers generally have the right to call or prepay obligations with or without call or prepayment penalties. For that reason, mortgage-backed securities, collateralized loan obligations, and SBA loan pool securities are not included in the maturity categories.

	September 30, 2015
	Held To Maturity		Available For Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within one year	$—	$—	$—	$—
One to five years	—	—	1,949	2,001
Five to ten years	186,438	184,615	26,662	26,247
Greater than ten years	52,641	52,420	—	—
Collateralized loan obligations, SBA loan pool, private label residential mortgage-backed, commercial mortgage-backed, and agency mortgage-backed securities	290,453	289,923	661,932	664,971
Total	$529,532	$526,958	$690,543	$693,219

At September 30, 2015 and December 31, 2014, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of stockholders’ equity.

The following table presents proceeds from sales and calls of securities and the associated gross gains and losses realized through earnings upon the sale of available for sale securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Gross realized gains on sales of securities available for sale	$1,750	$—	$1,750	$560
Gross realized losses on sales of securities available for sale	—	—	(2)	(38)
Net realized gains on sales of securities available for sale	$1,750	$—	$1,748	$522
Proceeds from sales of securities available for sale	$403,032	$—	$403,206	$52,245
Tax benefit on sales of securities available for sale	$736	$—	$735	$—

Securities available for sale with carrying values of $263.5 million and $27.1 million as of September 30, 2015 and December 31, 2014, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2015
Held to maturity
Corporate bonds	$147,632	$(2,919)	$—	$—	$147,632	$(2,919)
Collateralized loan obligation	198,800	(585)	—	—	198,800	(585)
Total securities held to maturity	$346,432	$(3,504)	$—	$—	$346,432	$(3,504)
Available for sale
Private label residential mortgage-backed securities	$—	$—	$442	$(2)	$442	$(2)
Corporate bonds	19,747	(415)	—	—	19,747	(415)
Commercial mortgage-backed securities	33,949	(31)	—	—	33,949	(31)
Agency mortgage-backed securities	15,226	(69)	7,246	(62)	22,472	(131)
Total securities available for sale	$68,922	$(515)	$7,688	$(64)	$76,610	$(579)
December 31, 2014
Available for sale
Private label residential mortgage-backed securities	$372	$(9)	$1,355	$(4)	$1,727	$(13)
Agency mortgage-backed securities	68,200	(332)	22,212	(273)	90,412	(605)
Total securities available for sale	$68,572	$(341)	$23,567	$(277)	$92,139	$(618)

The Company did not record other-than-temporary impairment (OTTI) for securities available for sale for the nine months ended September 30, 2015 and 2014.

At September 30, 2015, the Company’s securities available for sale portfolio consisted of 106 securities, 28 of which were in an unrealized loss position and securities held to maturity consisted of 43 securities, 27 of which were in an unrealized loss position. The unrealized losses were largely attributable to wider pricing spreads for corporate bonds at September 30, 2015.

The Company monitors to ensure it has adequate credit support, and as of September 30, 2015, the Company did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recoveries. Of the Company’s $693.2 million securities available for sale portfolio, $665.9 million were rated AAA, AA or A and $27.3 million were rated BBB based on the most recent credit rating from the rating agencies as of September 30, 2015. Of the Company's $527.0 million securities held to maturity portfolio, $289.9 million were rated AAA, AA or A and $237.0 million were rated BBB based on the most recent credit rating from the rating agencies as of September 30, 2015. The Company considers the lowest credit rating for identification of potential OTTI.

NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

	Non-Traditional Mortgages (NTM)	Traditional Loans	Total NTM and Traditional Loans	Purchased Credit Impaired (PCI) Loans	Total Loans and Leases Receivable
	($ in thousands)
September 30, 2015
Commercial:
Commercial and industrial	$—	$822,234	$822,234	$456	$822,690
Commercial real estate	—	680,372	680,372	10,490	690,862
Multi-family	—	823,415	823,415	—	823,415
SBA	—	49,862	49,862	3,123	52,985
Construction	—	39,475	39,475	—	39,475
Lease financing	—	162,504	162,504	—	162,504
Consumer:
Single family residential mortgage	642,410	900,478	1,542,888	358,488	1,901,376
Green Loans (HELOC) - first liens	112,074	—	112,074	—	112,074
Green Loans (HELOC) - second liens	4,681	—	4,681	—	4,681
Other consumer	113	119,902	120,015	—	120,015
Total gross loans and leases	$759,278	$3,598,242	$4,357,520	$372,557	$4,730,077
Percentage to total gross loans and leases	16.1%	76.1%	92.2%	7.8%	100.0%
Allowance for loan and lease losses					(34,774)
Loans and leases receivable, net					$4,695,303
December 31, 2014
Commercial:
Commercial and industrial	$—	$489,766	$489,766	$1,134	$490,900
Commercial real estate	—	988,330	988,330	11,527	999,857
Multi-family	—	955,683	955,683	—	955,683
SBA	—	32,998	32,998	3,157	36,155
Construction	—	42,198	42,198	—	42,198
Lease financing	—	85,749	85,749	—	85,749
Consumer:
Single family residential mortgage	222,306	595,100	817,406	231,079	1,048,485
Green Loans (HELOC) - first liens	123,177	—	123,177	—	123,177
Green Loans (HELOC) - second liens	4,979	—	4,979	—	4,979
Other consumer	113	161,826	161,939	—	161,939
Total gross loans and leases	$350,575	$3,351,650	$3,702,225	$246,897	$3,949,122
Percentage to total gross loans and leases	8.9%	84.8%	93.7%	6.3%	100.0%
Allowance for loan and lease losses					(29,480)
Loans and leases receivable, net					$3,919,642

Non Traditional Mortgage Loans

The Company’s non-traditional mortgage (NTM) portfolio is comprised of three interest only products: Green Account Loans (Green Loans), fixed or adjustable hybrid interest only rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of September 30, 2015 and December 31, 2014, the NTM loans totaled $759.3 million, or 16.1 percent of the total gross loan portfolio, and $350.6 million, or 8.9 percent of the total gross loan portfolio, respectively. The total NTM portfolio increased by $408.7 million, or 116.6 percent, during the nine months ended September 30, 2015, due mainly to interest only loans transferred from loans held for sale of $277.5 million.

The following table presents the composition of the NTM portfolio as of the dates indicated:

	September 30, 2015			December 31, 2014
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC) - first liens	135	$112,074	14.8%	148	$123,177	35.1%
Interest-only - first liens	509	630,420	82.9%	207	209,207	59.7%
Negative amortization	31	11,990	1.6%	32	13,099	3.7%
Total NTM - first liens	675	754,484	99.3%	387	345,483	98.5%
Green Loans (HELOC) - second liens	16	4,681	0.6%	19	4,979	1.4%
Interest-only - second liens	1	113	0.1%	1	113	0.1%
Total NTM - second liens	17	4,794	0.7%	20	5,092	1.5%
Total NTM loans	692	$759,278	100.0%	407	$350,575	100.0%
Total gross loan portfolio		$4,730,077			$3,949,122
% of NTM to total gross loan portfolio		16.1%			8.9%

Green Loans

Green Loans are single family residential first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year-balloon payment due at maturity. At September 30, 2015 and December 31, 2014, Green Loans totaled $116.8 million and $128.2 million, respectively. At September 30, 2015 and December 31, 2014, $10.2 million and $12.5 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of the Green Loan products in 2011.

Interest Only Loans

Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. As of September 30, 2015 and December 31, 2014, interest only loans totaled $630.5 million and $209.3 million, respectively. As of September 30, 2015 and December 31, 2014, $3.7 million and $2.0 million of the interest only loans were non-performing, respectively.

Loans with the Potential for Negative Amortization

Negative amortization loans totaled $12.0 million and $13.1 million at September 30, 2015 and December 31, 2014, respectively. The Company discontinued origination of negative amortization loans in 2007. At September 30, 2015 and December 31, 2014, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios. While Green Loans have the potential for negative amortization, they are excluded from the loans with the potential for negative amortization discussed in this paragraph.

Risk Management of Non-Traditional Mortgages

The Company has determined that significant performance indicators for NTMs are loan-to-value (LTV) and Fair Isaac Corporation (FICO) scores. Accordingly, the Company manages credit risk in the NTM portfolio through semi-annual review of the loan portfolio that includes refreshing FICO scores on the Green Loans and home equity lines of credit, as needed in conjunction with portfolio management, and ordering third party automated valuation models. The loan review is designed to provide a method of identifying borrowers who may be experiencing financial difficulty before they actually fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO of 10 percent or more and/or a resulting FICO of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded which will increase the reserves the Company will establish for potential losses. A report of the semi-annual loan review is published and regularly monitored.

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

The Company proactively manages the NTM portfolio by performing detailed analyses on the portfolio. The Company’s Internal Asset Review Committee (IARC) conducts meetings on at least a quarterly basis to review the loans classified as special mention, substandard, or doubtful and determines whether a suspension or reduction in credit limit is warranted. If a line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations.

On the interest only loans, the Company projects future payment changes to determine if there will be a material increase in the required payment and then monitors the loans for possible delinquency. The individual loans are monitored for possible downgrading of risk rating.

NTM Performance Indicators

The following table presents the Company’s NTM Green Loans first lien portfolio at September 30, 2015 by FICO scores that were obtained during the quarter ended June 30, 2015, comparing to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2014:

	September 30, 2015
	By FICO Scores Obtained During the Quarter Ended June 30, 2015			By FICO Scores Obtained During the Quarter Ended December 31, 2014			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	23	$15,178	13.5%	28	$19,338	17.3%	(5)	$(4,160)	(3.8)%
700-799	69	54,896	49.0%	65	47,770	42.5%	4	7,126	6.5%
600-699	25	18,198	16.2%	26	27,575	24.6%	(1)	(9,377)	(8.4)%
<600	7	7,815	7.0%	8	11,836	10.6%	(1)	(4,021)	(3.6)%
No FICO	11	15,987	14.3%	8	5,555	5.0%	3	10,432	9.3%
Totals	135	$112,074	100.0%	135	$112,074	100.0%	—	$—	—%
The Company updates FICO scores on a semi-annual basis, typically in the second and fourth quarters or as needed in conjunction with proactive portfolio management.

Loan to Value
The table below presents the Company’s single family residential NTM first lien portfolio by loan-to-value ratio (LTV) as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
LTV’s (1)
September 30, 2015
< 61%	57	$32,541	29.0%	129	$195,272	31.0%	17	$5,330	44.5%	203	$233,143	30.8%
61-80%	43	39,210	35.0%	292	402,223	63.8%	10	5,683	47.4%	345	447,116	59.3%
81-100%	19	16,839	15.0%	33	15,241	2.4%	4	977	8.1%	56	33,057	4.4%
> 100%	16	23,484	21.0%	55	17,684	2.8%	—	—	—%	71	41,168	5.5%
Total	135	$112,074	100.0%	509	$630,420	100.0%	31	$11,990	100.0%	675	$754,484	100.0%
December 31, 2014
< 61%	77	$58,856	47.8%	60	$93,254	44.7%	15	$6,023	46.0%	152	$158,133	45.8%
61-80%	45	46,177	37.5%	54	81,472	38.9%	12	5,901	45.0%	111	133,550	38.6%
81-100%	18	11,846	9.6%	33	14,927	7.1%	4	781	6.0%	55	27,554	8.0%
> 100%	8	6,298	5.1%	60	19,554	9.3%	1	394	3.0%	69	26,246	7.6%
Total	148	$123,177	100.0%	207	$209,207	100.0%	32	$13,099	100.0%	387	$345,483	100.0%

(1)	LTV represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy.

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

The Company also maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on outstanding loan balance of the same customer or outstanding loans that share similar credit risk exposure are used to determine the adequacy of the reserve. As of September 30, 2015 and December 31, 2014, the reserve for unfunded loan commitments was $1.7 million and $1.9 million, respectively.

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

The following table presents a summary of activity in the allowance for loan and lease losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$34,787	$22,627	$29,480	$18,805
Loans and leases charged off	(788)	(312)	(1,224)	(898)
Recoveries of loans and leases previously charged off	40	96	309	1,172
Transfer of loans from (to) held-for-sale	—	92	—	(613)
Provision for loan and lease losses	735	2,780	6,209	6,817
Balance at end of period	$34,774	$25,283	$34,774	$25,283

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the three and nine months ended September 30, 2015:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Balance at June 30, 2015	$6,884	$4,445	$3,680	$674	$579	$1,646	$12,950	$1,686	$2,243	$34,787
Charge-offs	—	—	—	(29)	—	(759)	—	—	—	(788)
Recoveries	—	—	—	40	—	—	—	—	—	40
Provision	(904)	(526)	2,030	(70)	612	1,196	1,051	(411)	(2,243)	735
Balance at September 30, 2015	$5,980	$3,919	$5,710	$615	$1,191	$2,083	$14,001	$1,275	$—	$34,774
Balance at December 31, 2014	$6,910	$3,840	$7,179	$335	$846	$873	$7,192	$2,305	$—	$29,480
Charge-offs	(33)	(259)	—	(84)	—	(848)	—	—	—	(1,224)
Recoveries	8	132	3	153	—	—	—	13	—	309
Provision	(905)	206	(1,472)	211	345	2,058	6,809	(1,043)	—	6,209
Balance at September 30, 2015	$5,980	$3,919	$5,710	$615	$1,191	$2,083	$14,001	$1,275	$—	$34,774
Individually evaluated for impairment	$76	$—	$—	$—	$—	$—	$436	$—	$—	$512
Collectively evaluated for impairment	5,846	3,807	5,710	596	1,191	2,083	13,548	1,275	—	34,056
Acquired with deteriorated credit quality	58	112	—	19	—	—	17	—	—	206
Total ending allowance balance	$5,980	$3,919	$5,710	$615	$1,191	$2,083	$14,001	$1,275	$—	$34,774
Loans:
Individually evaluated for impairment	$5,980	$333	$—	$8	$—	$—	$25,837	$554	$—	$32,712
Collectively evaluated for impairment	816,254	680,039	823,415	49,854	39,475	162,504	1,629,125	124,142	—	4,324,808
Acquired with deteriorated credit quality	456	10,490	—	3,123	—	—	358,488	—	—	372,557
Total ending loan balances	$822,690	$690,862	$823,415	$52,985	$39,475	$162,504	$2,013,450	$124,696	$—	$4,730,077

The increase in ALLL on single family residential (SFR) mortgage loans for the nine months ended September 30, 2015 was mainly due to SFR mortgage loans transferred from held for sale of $476.9 million in the second quarter of 2015.

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the three and nine months ended September 30, 2014:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Balance at June 30, 2014	$3,007	$5,615	$3,408	$261	$1,245	$730	$7,289	$1,072	$—	$22,627
Charge-offs	—	(65)	—	—	—	(227)	(18)	(2)	—	(312)
Recoveries	—	88	—	7	—	—	—	1	—	96
Transfer of loans to held-for-sale	—	—	—	—	—	—	92	—	—	92
Provision	1,878	(1,767)	2,676	44	(762)	233	(463)	941	—	2,780
Balance at September 30, 2014	$4,885	$3,871	$6,084	$312	$483	$736	$6,900	$2,012	$—	$25,283
Balance at December 31, 2013	$1,822	$5,484	$2,566	$235	$244	$428	$7,044	$532	$450	$18,805
Charge-offs	—	(65)	(3)	(17)	—	(227)	(375)	(211)	—	(898)
Recoveries	53	843	—	273	—	—	—	3	—	1,172
Transfer of loans to held-for-sale	—	—	—	—	—	—	(613)	—	—	(613)
Provision	3,010	(2,391)	3,521	(179)	239	535	844	1,688	(450)	6,817
Balance at September 30, 2014	$4,885	$3,871	$6,084	$312	$483	$736	$6,900	$2,012	$—	$25,283
Individually evaluated for impairment	$7	$—	$80	$—	$—	$—	$437	$—	$—	$524
Collectively evaluated for impairment	4,878	3,871	6,004	312	483	736	6,463	2,012	—	24,759
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—	—
Total ending allowance balance	$4,885	$3,871	$6,084	$312	$483	$736	$6,900	$2,012	$—	$25,283
Loans:
Individually evaluated for impairment	$7,333	$3,572	$1,622	$6	$—	$—	$23,119	$1,382	$—	$37,034
Collectively evaluated for impairment	357,803	506,679	365,742	22,517	25,997	72,027	931,462	139,906	—	2,422,133
Acquired with deteriorated credit quality	1,280	11,616	—	3,206	—	—	236,440	359	—	252,901
Total ending loan balances	$366,416	$521,867	$367,364	$25,729	$25,997	$72,027	$1,191,021	$141,647	$—	$2,712,068

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of the dates indicated. The recorded investment, excluding accrued interest, presents customer balances net of any partial charge-offs recognized on the loans and leases and net of any deferred fees and costs.

	September 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses
	(In thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$4,899	$4,824	$—	$4,803	$4,708	$—
Commercial real estate	1,210	333	—	1,910	1,017	—
Multi-family	—	—	—	1,747	1,594	—
SBA	21	8	—	24	6	—
Consumer:
Single family residential mortgage	23,291	21,861	—	15,729	15,131	—
Other consumer	554	554	—	507	503	—
With an allowance recorded:
Commercial:
Commercial and industrial	1,154	1,156	76	4,310	4,313	788
Consumer:
Single family residential mortgage	3,963	3,976	436	6,422	6,206	500
Total	$35,092	$32,712	$512	$35,452	$33,478	$1,288

The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Three Months Ended			Nine Months Ended
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
September 30, 2015
Commercial:
Commercial and industrial	$6,379	$60	$64	$6,592	$247	$258
Commercial real estate	343	10	10	363	27	27
Multi-family	—	—	—	527	13	15
SBA	8	—	—	8	—	—
Consumer:
Single family residential mortgage	26,028	317	315	24,668	706	701
Other consumer	554	4	4	381	8	9
Total	$33,312	$391	$393	$32,539	$1,001	$1,010
September 30, 2014
Commercial:
Commercial and industrial	$7,295	$31	$56	$2,432	$31	$56
Commercial real estate	3,595	44	51	3,476	93	108
Multi-family	1,637	12	12	1,668	25	25
SBA	6	—	—	2	—	—
Consumer:
Single family residential mortgage	23,201	182	194	14,580	247	259
Other consumer	1,393	22	22	606	23	23
Total	$37,127	$291	$335	$22,764	$419	$471

Non-accrual Loans and Leases

The following table presents nonaccrual loans and leases, and loans past due 90 days or more and still accruing as of the dates indicated:

	September 30, 2015			December 31, 2014
	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
(In thousands)
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—	$—
Nonaccrual loans and leases:
The Company maintains specific allowances for these loans of $0 in 2015 and $478 in 2014	13,871	31,317	45,188	14,592	23,789	38,381

The following table presents the composition of nonaccrual loans and leases as of the dates indicated:

	September 30, 2015			December 31, 2014
	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
	(In thousands)
Commercial:
Commercial and industrial	$—	$5,060	$5,060	$—	$7,143	$7,143
Commercial real estate	—	1,315	1,315	—	1,017	1,017
Multi-family	—	657	657	—	1,834	1,834
SBA	—	448	448	—	285	285
Construction	—	—	—	—	—	—
Lease financing	—	984	984	—	100	100
Consumer:
Single family residential mortgage	3,713	22,721	26,434	2,049	13,370	15,419
Green Loans (HELOC) - first liens	10,158	—	10,158	12,334	—	12,334
Green Loans (HELOC) - second liens	—	—	—	209	—	209
Other consumer	—	132	132	—	40	40
Total nonaccrual loans and leases	$13,871	$31,317	$45,188	$14,592	$23,789	$38,381

Past Due Loans and Leases

The following table presents the aging of the recorded investment in past due loans and leases as of September 30, 2015, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	September 30, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$6,776	$78	$3,713	$10,567	$631,843	$642,410
Green Loans (HELOC) - first liens	932	—	—	932	111,142	112,074
Green Loans (HELOC) - second liens	—	—	—	—	4,681	4,681
Other consumer	—	—	—	—	113	113
Total NTM loans	7,708	78	3,713	11,499	747,779	759,278
Traditional loans and leases:
Commercial:
Commercial and industrial	282	5	1,083	1,370	820,864	822,234
Commercial real estate	—	—	642	642	679,730	680,372
Multi-family	—	440	—	440	822,975	823,415
SBA	166	29	194	389	49,473	49,862
Construction	—	—	—	—	39,475	39,475
Lease financing	5,457	941	984	7,382	155,122	162,504
Consumer:
Single family residential mortgage	28,045	5,363	16,962	50,370	850,108	900,478
Other consumer	36	—	147	183	119,719	119,902
Total traditional loans and leases	33,986	6,778	20,012	60,776	3,537,466	3,598,242
PCI loans
Commercial:
Commercial and industrial	—	—	182	182	274	456
Commercial real estate	—	—	691	691	9,799	10,490
SBA	360	—	805	1,165	1,958	3,123
Consumer:
Single family residential mortgage	11,417	5,816	4,545	21,778	336,710	358,488
Total PCI loans	11,777	5,816	6,223	23,816	348,741	372,557
Total	$53,471	$12,672	$29,948	$96,091	$4,633,986	$4,730,077

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

For the nine months ended September 30, 2015, there were 15 modifications through bankruptcy discharges. There was one modification through bankruptcy discharge for the three and nine months ended September 30, 2014. The following table summarizes the pre-modification and post-modification balances of the new TDRs for the three and nine months ended September 30, 2015:

	Three Months Ended			Nine Months Ended
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
September 30, 2015
Consumer:
Single family residential mortgage	12	$4,258	$4,205	14	$5,688	$5,635
Other consumer	1	$261	$260	1	$261	$260
Total	13	$4,519	$4,465	15	$5,949	$5,895
September 30, 2014
Consumer:
Single family residential mortgage	1	$236	$233	1	$236	$233
Total	1	$236	$233	1	$236	$233

For the three and nine months ended September 30, 2015 and 2014, there were no loans and leases that were modified as TDRs during the past 12 months that had payment defaults during the periods.

TDR loans and leases consist of the following as of the dates indicated:

	September 30, 2015			December 31, 2014
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial real estate	$—	$—	$—	$—	$—	$—
SBA	—	8	8	—	6	6
Consumer:
Single family residential mortgage	1,028	7,402	8,430	—	4,269	4,269
Green Loans (HELOC) - first liens	2,403	—	2,403	3,442	—	3,442
Green Loans (HELOC) - second liens	554	—	554	294	—	294
Total	$3,985	$7,410	$11,395	$3,736	$4,275	$8,011

The Company did not have any commitments to lend to customers with outstanding loans or leases that were classified as TDRs as of September 30, 2015 and December 31, 2014.

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

The following table presents the risk categories for loans and leases as of September 30, 2015:

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$627,232	$11,634	$3,544	$—	$—	$642,410
Green Loans (HELOC) - first liens	94,549	2,329	15,196	—	—	112,074
Green Loans (HELOC) - second liens	4,681	—	—	—	—	4,681
Other consumer	113	—	—	—	—	113
Total NTM loans	726,575	13,963	18,740	—	—	759,278
Traditional loans and leases:
Commercial:
Commercial and industrial	803,562	3,188	15,484	—	—	822,234
Commercial real estate	666,013	6,282	8,077	—	—	680,372
Multi-family	819,118	1,029	3,268	—	—	823,415
SBA	48,956	—	906	—	—	49,862
Construction	39,475	—	—	—	—	39,475
Lease financing	161,619	—	561	324	—	162,504
Consumer:
Single family residential mortgage	862,454	13,477	24,547	—	—	900,478
Other consumer	119,620	151	131	—	—	119,902
Total traditional loans and leases	3,520,817	24,127	52,974	324	—	3,598,242
PCI loans:
Commercial:
Commercial and industrial	67	—	389	—	—	456
Commercial real estate	5,645	527	4,318	—	—	10,490
SBA	999	—	2,124	—	—	3,123
Consumer:
Single family residential mortgage	—	—	141	—	358,347	358,488
Total PCI loans	6,711	527	6,972	—	358,347	372,557
Total	$4,254,103	$38,617	$78,686	$324	$358,347	$4,730,077

The following table presents the risk categories for loans and leases as of December 31, 2014:

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$219,747	$279	$2,280	$—	$—	$222,306
Green Loans (HELOC) - first liens	104,640	399	18,138	—	—	123,177
Green Loans (HELOC) - second liens	4,770	—	209	—	—	4,979
Other consumer	113	—	—	—	—	113
Total NTM loans	329,270	678	20,627	—	—	350,575
Traditional loans and leases:
Commercial:
Commercial and industrial	477,319	117	12,330	—	—	489,766
Commercial real estate	943,645	14,281	30,404	—	—	988,330
Multi-family	932,438	6,684	16,561	—	—	955,683
SBA	32,171	—	827	—	—	32,998
Construction	42,198	—	—	—	—	42,198
Lease financing	85,613	36	100	—	—	85,749
Consumer:
Single family residential mortgage	569,871	10,395	14,834	—	—	595,100
Other consumer	161,701	85	40	—	—	161,826
Total traditional loans and leases	3,244,956	31,598	75,096	—	—	3,351,650
PCI loans:
Commercial:
Commercial and industrial	104	—	1,030	—	—	1,134
Commercial real estate	6,676	985	3,866	—	—	11,527
SBA	677	351	2,129	—	—	3,157
Consumer:
Single family residential mortgage	—	—	268	—	230,811	231,079
Total PCI loans	7,457	1,336	7,293	—	230,811	246,897
Total	$3,581,683	$33,612	$103,016	$—	$230,811	$3,949,122

Purchased Credit Impaired Loans

During the nine months ended September 30, 2015 and the years ended December 31, 2013 and 2012, the Company acquired loans and leases through business acquisitions and purchases of loan pools for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table presents the outstanding balance and carrying amount of those loans and leases, which are sometimes collectively referred to as “PCI loans,” as of the dates indicated:

	September 30, 2015		December 31, 2014
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial:
Commercial and industrial	$549	$456	$1,767	$1,134
Commercial real estate	12,334	10,490	13,708	11,527
SBA	4,100	3,123	4,220	3,157
Consumer:
Single family residential mortgage	396,855	358,488	283,067	231,079
Total	$413,838	$372,557	$302,762	$246,897

The following table presents a summary of accretable yield, or income expected to be collected for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$84,871	$126,842	$92,301	$126,336
New loans or leases purchased	30,066	—	36,397	—
Accretion of income	(5,745)	(6,534)	(15,761)	(20,318)
Changes in expected cash flows	(134)	(834)	(287)	26,892
Disposals	(12,307)	(23,041)	(15,899)	(36,477)
Balance at end of period	$96,751	$96,433	$96,751	$96,433

The Company completed two and three bulk loan acquisitions, respectively, during the three and nine months ended September 30, 2015 with unpaid principal balances and fair values of $145.5 million and $138.8 million, respectively, for the three months ended September 30, 2015, and $228.0 million and $218.6 million, respectively, for the nine months ended September 30, 2015, at the respective acquisition dates. The Company determined that certain of the loans in the bulk acquisitions reflected evidence of credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The unpaid principal balances and fair values of PCI loans in these transactions, at the dates of acquisition, were $145.5 million and $138.8 million, respectively, for the three months ended September 30, 2015, and $177.1 million and $169.1 million, respectively, for the nine months ended September 30, 2015. The Company did not purchase any PCI loans during the three and nine months ended September 30, 2014.

The Company sold a portion of PCI loans with unpaid principal balances and carrying values of $40.9 million and $25.0 million, respectively, and recognized $5.9 million net gain on sale of loans from the transaction during the three and nine months ended September 30, 2015. During the three months ended September 30, 2014, the Company sold a portion of PCI loans with unpaid principal balances and carrying values of $61.7 million and $39.1 million, respectively, and recognized a $9.5 million net gain on sale of loans from the transaction. During the nine months ended September 30, 2014, the Company sold a portion of PCI loans with unpaid principal balances and carrying values of $92.4 million and $56.9 million, respectively, and recognized a net gain on sale of loans of $11.8 million from the transaction.

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

Income (loss) from servicing rights was $(2.3) million and $924 thousand for the three months ended September 30, 2015 and 2014, respectively, and $(689) thousand and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively. The Company recognized losses on the fair values of servicing rights of $5.5 million and $412 thousand for the three months ended September 30, 2015 and 2014, respectively, and $8.6 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively. The decreases were partially offset by $1.9 million and $3.8 million increases, respectively, in servicing fees for the three and nine months ended September 30, 2015, comparing to the respective prior year periods. The decrease in fair value of servicing rights was due to generally lower interest rates and the increase in servicing fees was due to the increase in unpaid principal balance of loans sold with servicing retained. These amounts are reported in Loan Servicing Income (Loss) in the Consolidated Statements of Operations. The following table presents a composition of servicing rights as of the dates indicated:

	September 30, 2015	December 31, 2014
	(In thousands)
Mortgage servicing rights, at fair value	$40,837	$19,082
SBA servicing rights, at cost	809	484
Total	$41,646	$19,566

Mortgage loans sold with servicing retained are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at September 30, 2015 and December 31, 2014 was $4.06 billion and $1.92 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $32.5 million and $8.3 million at September 30, 2015 and December 31, 2014, respectively.

Mortgage Servicing Rights

The following table presents the key characteristics, inputs and economic assumptions used to estimate the fair value of the MSRs as of the dates indicated:

	September 30, 2015	December 31, 2014
	($ in thousands)
Fair value of retained MSRs	$40,837	$13,135
Discount rate	9.88%	10.09%
Constant prepayment rate	12.09%	13.22%
Weighted-average life	6.41 years	5.80 years

At December 31, 2014, $5.9 million of the mortgage servicing rights were valued based on a market bid that settled subsequent to that date, which was classified as Level 3.

The following table presents activity in the MSRs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$34,198	$9,816	$19,082	$13,535
Additions	12,143	7,735	36,034	18,871
Changes in fair value resulting from valuation inputs or assumptions	(3,097)	110	(2,087)	(1,240)
Sales of servicing rights	—	(5,623)	(5,862)	(17,773)
Other	(2,407)	(662)	(6,330)	(2,017)
Balance at end of period	$40,837	$11,376	$40,837	$11,376

SBA Servicing Rights

The Company used a discount rate of 7.25 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$744	$375	$484	$348
Additions	132	18	471	87
Amortization, including prepayments	(67)	(24)	(146)	(66)
Balance at end of period	$809	$369	$809	$369

NOTE 7 – OTHER REAL ESTATE OWNED

The following table presents the activity in other real estate owned for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$50	$605	$423	$—
Additions	—	—	534	653
Sales and net direct write-downs	—	—	(885)	(48)
Net change in valuation allowance	(16)	—	(38)	—
Balance at end of period	$34	$605	$34	$605

The following table presents the activity in the other real estate owned valuation allowance for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$54	$—	$32	$—
Additions	16	—	38	—
Net direct write-downs and removals from sale	—	—	—	—
Balance at end of period	$70	$—	$70	$—

The following table presents expenses related to foreclosed assets included in Loan Servicing and Foreclosure Expenses on the Consolidated Statements of Operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net gain (loss) on sales	$—	$—	$23	$—
Operating expenses, net of rental income	—	—	—	—
Total	$—	$—	$23	$—

The Company did not provide loans for sale of other real estate owned during the three and nine months ended September 30, 2015 and 2014.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

At September 30, 2015, the Company had goodwill of $39.2 million related to the following acquisitions: BPNA Branch Acquisition RenovationReady, CS Financial, Private Bank of California, and Beach Business Bank acquisitions.

The Company tests its goodwill for impairment annually as of August 31 (the Measurement Date). At the Measurement Date, the Company, in accordance with ASC 350-20-35-3, evaluates, based on the weight of evidence, the significance of all qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The assessment of qualitative factors at the most recent Measurement Date indicated that it is not more likely than not that impairment existed; as a result, no further testing was performed.

During the nine months ended September 30, 2015, the Company wrote off a portion of core deposit intangibles on non-interest bearing demand deposits and money market accounts acquired through the BPNA Branch Acquisition of $258 thousand, as these deposits were transferred in connection with the sale of two branches to AUB.

Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of September 30, 2015, the weighted average remaining amortization period for core deposit intangibles was approximately 7.6 years. Customer relationship intangible, related to the RenovationReady acquisition, is amortized over its useful life of 5.0 years. As of September 30, 2015, the remaining amortization period for customer relationship intangible was approximately 3.3 years. Trade name intangibles, related to the RenovationReady and CS Financial acquisitions, have indefinite useful lives. The following table presents a summary of other intangible assets as of the dates indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
September 30, 2015
Core deposit intangibles	$30,904	$11,627	$19,277
Customer relationship intangible	670	223	447
Trade name intangibles	780	—	780
December 31, 2014
Core deposit intangibles	$31,162	$7,237	$23,925
Customer relationship intangible	670	123	547
Trade name intangibles	780	—	780

Aggregate amortization of intangible assets was $1.4 million and $890 thousand for the three months ended September 30, 2015 and 2014, respectively, and $4.5 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively. The following table presents estimated future amortization expenses as of September 30, 2015:

	Remainder of 2015	2016	2017	2018	2019 and After	Total
	(In thousands)
Estimated future amortization expense	$1,346	$4,946	$4,066	$3,205	$6,161	$19,724

The Company realigned its management reporting structure at December 31, 2014, and accordingly its segment reporting structures and goodwill reporting units. In connection with the realignment, management reallocated goodwill to the new reporting units using a relative fair value approach. The carrying values of goodwill allocated to the reportable segments were $37.1 million and $2.1 million to the Banking segment and Mortgage Banking segment, respectively, at September 30, 2015. See Note 19 for additional information.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At September 30, 2015, $400.0 million of the Bank's advances from the FHLB were fixed-rate and had interest rates ranging from 0.34 percent to 1.61 percent with a weighted average interest rate of 0.62 percent and $430.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.20 percent. At December 31, 2014, $400.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.19 percent to 0.82 percent with a weighted average interest rate of 0.31 percent, and $233.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.27 percent.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At September 30, 2015 and December 31, 2014, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $1.63 billion and $1.84 billion, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $22.4 million and $29.8 million at September 30, 2015 and December 31, 2014, respectively. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $554.0 million at September 30, 2015.

The Bank maintained a line of credit of $98.4 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $133.3 million with no outstanding borrowings at September 30, 2015. The Bank also maintained available unsecured federal funds lines of credit of $85.0 million and potential borrowings under repurchase agreements up to $361.4 million at September 30, 2015.

On March 30, 2015, Banc of California, Inc. established a line of credit of $20.0 million with an unaffiliated financial institution. The line has a maturity date of March 28, 2016 and a floating interest rate equal to a LIBOR rate plus 2.25 percent or a prime rate. The proceeds of the line are to be used for working capital purposes. The Company had no outstanding borrowings under this line of credit at September 30, 2015.

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

The Purchase Contracts and Amortizing Notes are accounted for separately. The Purchase Contract component of the TEUs is recorded in Additional Paid in Capital on the Consolidated Statements of Financial Condition. The Amortizing Note component is recorded in Long Term Debt on the Consolidated Statements of Financial Condition. The relative fair values of the Amortizing Notes and Purchase Contracts were estimated to be approximately $14.6 million and $54.4 million, respectively. Total issuance costs associated with the TEUs were $4.0 million (including the underwriter discount of $3.3 million), of which $857 thousand was allocated to the liability component and $3.2 million was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs is being amortized over the term of the Amortizing Notes. Net proceeds of $65.0 million from the issuance of the TEUs were designated to partially finance the BPNA Branch Acquisition and for general corporate purposes. See Note 15 for additional information.

NOTE 11 – INCOME TAXES

For the three months ended September 30, 2015 and 2014, income tax expense was $9.3 million and $903 thousand, respectively, and the effective tax rate was 38.9 percent and 7.4 percent, respectively. For the nine months ended September 30, 2015 and 2014, income tax expense was $30.3 million and $1.5 million, respectively, and the effective tax rate was 41.3 percent and 7.1 percent, respectively. The Company’s effective tax rate increased due to the release of valuation allowance during the three and nine months ended September 30, 2014.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, future taxable income and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized. Therefore, no valuation allowance was provided against the deferred tax assets of $13.4 million and $16.4 million at September 30, 2015 and December 31, 2014, respectively.

ASC 740-10-25 (formerly FIN 48) relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $0 and $5.4 million at September 30, 2015 and December 31, 2014, respectively. The Company has changed its tax accounting method for various items and filed amended state income tax returns to reflect audit adjustments. As a result, the total amount of unrecognized tax benefits has decreased by $5.4 million. The Company does not believe that the unrecognized tax benefits will change within the next twelve months. As of September 30, 2015, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $0. At September 30, 2015 and December 31, 2014, the Company had $0 and $23 thousand accrued for interest or penalties, respectively. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.

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

During the three and nine months ended September 30, 2015, the Bank originated $1.13 billion and $3.40 billion, respectively, and sold $1.19 billion and $3.33 billion, respectively, of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $32.9 million and 2.92 percent, respectively, and loan origination fees were $4.1 million for the three months ended September 30, 2015. For the nine months ended September 30, 2015, the net gain and margin were $102.1 million and 3.00 percent, respectively, and loan origination fees were $12.2 million. Included in the net gain is the initial capitalized value of our MSRs, which totaled $11.6 million and $35.1 million, on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three and nine months ended September 30, 2015, respectively.

During the three and nine months ended September 30, 2014, the Bank originated $801.5 million and $2.03 billion, respectively, and sold $798.3 million and $1.98 billion, respectively, of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $23.8 million and 2.97 percent, respectively, and loan origination fees were $3.1 million for the three months ended September 30, 2014. For the nine months ended September 30, 2014, the net gain and margin were $62.2 million and 3.07 percent, respectively, and loan origination fees were $8.2 million. Included in the net gain is the initial capitalized value of our MSRs, which totaled $7.3 million and $17.9 million, on loans sold to Fannie Mae and Freddie Mac for the three and nine months ended September 30, 2014, respectively.

Mortgage Loan Repurchase Obligations

In addition to net revenue on mortgage banking activities, the Company records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Total provision for loan repurchases was $716 thousand and $1.6 million for the three months ended September 30, 2015 and 2014, respectively, and $3.6 million and $3.1 million for the nine months ended September 30, 2015 and 2014, respectively. Of these total provisions for loan repurchases, the Company recorded an initial provision for loan repurchases of $537 thousand and $402 thousand for the three months ended September 30, 2015 and 2014, respectively, and $1.6 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively, against net revenue on mortgage banking activities.

The following table presents a summary of activity in the reserve for losses on repurchased loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$9,411	$6,174	$8,303	$5,427
Provision for loan repurchases	716	1,556	3,617	3,094
Payments made for loss reimbursement on sold loans	(1,029)	(685)	(2,822)	(1,476)
Balance at end of period	$9,098	$7,045	$9,098	$7,045

In addition to the reserve for losses on repurchased loans at September 30, 2015, the Company may receive repurchase demands in future periods that could be material to the Company's financial position or results of operations. No such demands were received during the three or nine months ended September 30, 2015 that had not already been reserved for at September 30, 2015.

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

On September 30, 2013 and January 30, 2015, the Company entered into pay-fixed, receive-variable interest-rate swap contracts for the notional amounts of $50.0 million and $25.0 million, respectively, with maturity dates of September 27, 2018 and January 30, 2022, respectively. These swap contracts were entered into with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR based variable rate deposits and borrowings.

During the quarter ended September 30, 2015, the Company exited the underlying hedged items related to interest rate swaps designated as cash flow hedges. As a result, the Company discontinued hedge accounting related to these interest rate swaps, and reclassified the fair value of the derivatives from AOCI into earnings. For hedged derivatives, the Company records changes in fair value in AOCI in the Consolidated Statements of Financial Condition. For non-hedged derivatives, the Company’s income statement classification policy is to record hedge ineffectiveness and the component of derivatives excluded from the assessment of hedge effectiveness in Other Income in the Consolidated Statements of Operations. As of September 30, 2015, the fair value of these derivative instruments discontinued from hedge accounting was $918 thousand, which was reclassified into earnings.

The Company originates residential real estate mortgage loans and generates revenues from the origination and sale of these loans. Although management closely monitors market conditions, such activities are sensitive to fluctuations in prevailing interest rates and real estate markets. As of September 30, 2015, approximately 76.3 percent of all properties securing loans held for sale were located in California. A change in the underlying economic conditions of the California residential real estate market could have an adverse impact on the Company’s results of operations.

In connection with mortgage banking activities, if interest rates increase, the value of the Company’s loan commitments to borrowers and fixed rate mortgage loans held-for-sale are adversely impacted. The Company attempts to economically hedge the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held for sale by selling forward contracts on securities with government-sponsored enterprises (GSEs) and investors in loans. Forward contracts on securities of GSEs and loan commitments to borrowers are non-designated derivative instruments and the gains and losses resulting from these derivative instruments are included in Net Revenue on Mortgage Banking Activities in the Consolidated Statements of Operations. At September 30, 2015, the resulting derivative assets of $9.7 million and liabilities of $4.9 million, are included in Other Assets and Accrued Expenses and Other Liabilities, respectively, on the Consolidated Statements of Financial Condition. At September 30, 2015, the Company had outstanding forward sales commitments totaling $517.0 million. At September 30, 2015, the Company was committed to fund loans for borrowers of approximately $309.2 million.

The net losses relating to free-standing derivative instruments used for risk management were $2.7 million and $2.5 million for the three months ended September 30, 2015 and 2014, respectively, and $5.4 million and $11.6 million for the nine months ended September 30, 2015 and 2014, respectively, and are included in Net Revenue on Mortgage Banking Activities in the Consolidated Statements of Operations.

The following table presents the amount and market value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated. Note 3 contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	September 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Included in assets:
Interest rate lock commitments	$305,769	$9,721	$179,923	$5,750
Mandatory forward commitments	—	—	25,735	629
Interest rate swap	25,000	27	—	—
Total included in assets	$330,769	$9,748	$205,658	$6,379
Included in liabilities:
Interest rate lock commitments	$3,455	$108	$10,075	$197
Mandatory forward commitments	517,000	4,820	364,829	2,803
Interest rate swap	50,000	945	50,000	235
Total included in liabilities	$570,455	$5,873	$424,904	$3,235

NOTE 14 – STOCK COMPENSATION PLANS

Share-based Compensation Expense

For the three months ended September 30, 2015 and 2014, share-based compensation expense was $2.4 million and $1.7 million, respectively, and the related tax benefits were $991 thousand and $711 thousand, respectively. For the nine months ended September 30, 2015 and 2014, share-based compensation expense was $6.6 million and $4.6 million, respectively, and the related tax benefits were $2.8 million and $1.9 million, respectively.

On July 16, 2013, the Company’s stockholders approved the Company’s 2013 Omnibus Stock Incentive Plan (the 2013 Omnibus Plan). Upon the approval of the 2013 Omnibus Plan, the Company ceased being able to grant new awards under the Company’s 2011 Omnibus Incentive Plan or any prior equity incentive plans. The 2013 Omnibus Plan provides that the aggregate number of shares of Company common stock that may be subject to awards under the 2013 Omnibus Plan will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of September 30, 2015, based on the number of shares then registered for issuance under the 2013 Omnibus Plan, 2,428,806 shares were available for future awards under the 2013 Omnibus Plan.

Unrecognized Share-based Compensation Expense

The following table presents unrecognized share-based compensation expense as of September 30, 2015:

	Unrecognized Expense	Average Expected Recognition Period
	($ in thousands)
Stock option awards	$890	2.8 years
Restricted stock awards and restricted stock units	11,521	2.7 years
Total	$12,411	2.7 years

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

The following table represents stock option activity as of and for the three months ended September 30, 2015:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	780,516	$12.75	7.5 years	$935
Granted	33,696	$13.75	9.8 years	$—
Exercised	—	$—	0.0 years	$—
Forfeited	(10,000)	$12.03	8.9 years	$—
Outstanding at end of period	804,212	$12.80	7.6 years	$180
Exercisable at end of period	355,033	$12.61	6.6 years	$104

The following table represents stock option activity as of and for the nine months ended September 30, 2015:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	879,070	$12.67	7.3 years	$32
Granted	33,696	$13.75	9.8 years	$—
Exercised	(40,000)	$11.60	5.2 years	$—
Forfeited	(68,554)	$12.27	5.7 years	$—
Outstanding at end of period	804,212	$12.80	7.6 years	$180
Exercisable at end of period	355,033	$12.61	6.6 years	$104

The following table represents changes in unvested stock options and related information as of and for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of period	477,677	$12.78	552,672	$12.74
Granted	33,696	$13.75	33,696	$13.75
Vested	(52,194)	$12.14	(127,189)	$12.33
Forfeited	(10,000)	$12.03	(10,000)	$12.03
Outstanding at end of period	449,179	$12.94	449,179	$12.94

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

The following table represents unvested restricted stock awards and restricted stock units activity as of and for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Number of Shares	Weighted- Average Price per Share	Number of Shares	Weighted- Average Price per Share
Outstanding at beginning of period	1,592,930	$12.38	1,287,302	$12.53
Granted	87,877	$13.75	754,858	$12.33
Vested	(78,026)	$13.14	(364,255)	$12.65
Forfeited	(95,880)	$12.06	(171,004)	$12.16
Outstanding at end of period	1,506,901	$12.44	1,506,901	$12.44

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

The following table represents a summary of all outstanding SARs (Initial SAR and Additional SARs, together the SARs):

	Initial	Additional SAR
	SAR	I (1)	II (2)	III (3)	IV (4)	V (5)	VI (6)	VII (7)	VIII (8)
Grant Date	8/21/2012	6/21/2013	7/1/2013	7/2/2013	12/10/2013	5/21/2014	5/21/2014	11/7/2014	9/30/2015
Number of shares	500,000	150,933	88,366	15,275	70,877	252,023	266,349	216,334	2,973
Base price per share	$12.12	$13.06	$13.60	$13.55	$12.83	$10.09	$10.09	$11.62	$12.27
Grant date fair value per share	$2.77	$2.38	$2.17	$2.19	$2.47	$1.65	$2.22	$1.84	$1.72

(1)	Issued due to the Company’s common stock issuance for an underwritten public offering completed on June 21, 2013.

(2)	Issued due to the Company’s common stock issuance in connection with the PBOC acquisition completed on July 1, 2013.

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

(6)
The Additional SAR VI originally related to 300,219 shares of common stock with a scheduled vesting of May 21, 2017, as described above. As a result of the settlements of portions of the Purchase Contacts, the Additional SAR VI accelerated in vesting with respect to 230,391 shares and 33,870 shares were forfeited as of September 30, 2015. A portion of Additional SAR VI that has accelerated in vesting has the same terms and conditions as the Initial SAR.

(7)	Issued due to the Company's common stock issuance completed on November 7, 2014.

(8)	Issued due to the Company's common stock issuance for the exercise of warrants on August 3, 2015.

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

NOTE 15 – STOCKHOLDERS’ EQUITY

Warrants

On November 1, 2010, the Company issued warrants to TCW Shared Opportunity Fund V, L.P. for up to 240,000 shares of non-voting common stock at an original exercise price of $11.00 per share, subject to certain adjustments to the number of shares underlying the warrants as well as certain adjustments to the warrant exercise price as applicable. These warrants were exercisable from the date of original issuance through November 1, 2015. On August 3, 2015, these warrants were exercised in full using a cashless (net) exercise, resulting in a net number of shares of non-voting common stock issued in the aggregate of 70,690, which were immediately thereafter exchanged for an aggregate of 70,690 shares of voting common stock. Based on automatic adjustments to the original $11.00 exercise price, the exercise price at the time of exercise was $9.13 per share.

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

Under the terms of the respective warrant agreements, the warrants are exercisable for voting common stock in lieu of non-voting common stock following the transfer of the warrants in a widely dispersed offering or in other limited circumstances. Based on automatic adjustments to the original $11.00 exercise price, the Company has determined that the exercise price for these warrants was $9.04 per share as of September 30, 2015. The terms and issuance of the foregoing warrants were approved by the Company's stockholders at a special meeting held on October 25, 2010.

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

From the first business day following the issuance of the TEUs to but excluding the third business day immediately preceding May 15, 2017, a holder of a Purchase Contract may settle its Purchase Contract early, and the Company will deliver to the holder 4.4456 shares of voting common stock. The holder also may elect to settle its Purchase Contract early in connection with a “fundamental change,” in which case the holder will receive a number of shares of voting common stock based on a fundamental change early settlement rate. The Company may elect to settle all Purchase Contracts early by delivering to each holder 5.1124 shares of voting common stock or, under certain circumstances, by delivering 4.4456 shares of voting common stock. As of September 30, 2015, a total of 1,193,693 Purchase Contracts had been settled early by their holders, resulting in the issuance by the Company of 5,306,682 shares of voting common stock. As of September 30, 2015, 186,307 Purchase Contracts remained outstanding.

Each Amortizing Note has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50 percent per annum and has a scheduled final installment payment date of May 15, 2017. On each August 15, November 15, February 15 and May 15, commencing on August 15, 2014, the Company will pay holders of Amortizing Notes equal quarterly cash installments of $1.00 per Amortizing Note (or, in the case of the installment payment due on August 15, 2014, $0.933333 per Amortizing Note) (such installments, the installment payments), which installment payments in the aggregate will be equivalent to a 8.00 percent cash distribution per year with respect to each $50.00 stated amount of TEUs. Each installment payment will constitute a payment of interest (at a rate of 7.50 percent per annum) and a partial repayment of principal on each Amortizing Note. The Company has the right to defer installment payments at any time and from time to time, subject to certain restrictions, so long as such deferral period does not extend beyond May 15, 2019. If the Company elects to settle the Purchase Contracts early, the holders of the Amortizing Notes will have the right to require the Company to repurchase the

Amortizing Notes. As of September 30, 2015, the Amortizing Notes totaled $8.7 million, net of unamortized discounts, and were included in Long Term Debt on the Consolidated Statements of Financial Condition.

Change in Accumulated Other Comprehensive Income

The Company’s AOCI includes unrealized gain (losses) on available for sale investment securities and unrealized gain on cash flow hedge. Changes to AOCI are presented net of tax effect as a component of equity. Reclassifications from AOCI are recorded on the Consolidated Statements of Operations either as a gain or loss. The following table presents changes to AOCI for the periods indicated:

	Three Months Ended			Nine Months Ended
	Available for Sale Securities	Cash Flow Hedge	Total	Available for Sale Securities	Cash Flow Hedge	Total
	(In thousands)
September 30, 2015
Unrealized gain (loss)
Balance at beginning of period	$456	$96	$552	$509	$(136)	$373
Unrealized gain (loss) arising during the period	3,697	(1,084)	3,697	3,607	(683)	3,607
Reclassification adjustment from other comprehensive income	(1,750)	918	(1,846)	(1,748)	918	(1,612)
Tax effect of current period changes	(818)	70	(818)	(783)	(99)	(783)
Total changes, net of taxes	1,129	(96)	1,033	1,076	136	1,212
Balance at end of period	$1,585	$—	$1,585	$1,585	$—	$1,585
September 30, 2014
Unrealized gain (loss)
Balance at beginning of period	$774	$(283)	$491	$(826)	$226	$(600)
Unrealized gain (loss) arising during the period	(980)	388	(592)	1,142	(121)	1,021
Reclassification adjustment from other comprehensive income	—	—	—	(522)	—	(522)
Tax effect of current period changes	—	—	—	—	—	—
Total changes, net of taxes	(980)	388	(592)	620	(121)	499
Balance at end of period	$(206)	$105	$(101)	$(206)	$105	$(101)

NOTE 16 – REGULATORY CAPITAL MATTERS

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Amount	Ratio	Minimum Capital Requirement	Ratio	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions	Ratio
	($ in thousands)
September 30, 2015
Banc of California, Inc.
Total risk-based capital ratio	$619,804	12.56%	$394,626	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	594,795	12.06%	295,969	6.00%	N/A	N/A
Common equity tier 1 capital ratio	404,131	8.19%	221,977	4.50%	N/A	N/A
Tier 1 leverage ratio	594,795	8.97%	265,377	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$734,134	14.93%	$393,421	8.00%	$491,776	10.00%
Tier 1 risk-based capital ratio	697,624	14.19%	295,066	6.00%	393,421	8.00%
Common equity tier 1 capital ratio	697,624	14.19%	221,299	4.50%	319,654	6.50%
Tier 1 leverage ratio	697,624	10.53%	265,049	4.00%	331,312	5.00%
December 31, 2014
Banc of California, Inc.
Total risk-based capital ratio	$473,656	11.28%	$335,829	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	442,307	10.54%	167,914	4.00%	N/A	N/A
Tier 1 leverage ratio	442,307	8.57%	206,502	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$503,727	12.04%	$334,834	8.00%	$418,543	10.00%
Tier 1 risk-based capital ratio	472,378	11.29%	167,417	4.00%	251,126	6.00%
Tier 1 leverage ratio	472,378	9.17%	206,095	4.00%	257,619	5.00%

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

Computations for basic and diluted EPS are provided below.

	Three Months Ended			Nine Months Ended
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
September 30, 2015
Basic:
Net income	$14,536	$—	$14,536	$43,018	$16	$43,034
Less: income allocated to participating securities	(260)	—	(260)	(872)	—	(872)
Less: participating securities dividends	(182)	—	(182)	(528)	—	(528)
Less: preferred stock dividends	(3,040)	—	(3,040)	(6,790)	(3)	(6,793)
Net income allocated to common stockholders	$11,054	$—	$11,054	$34,828	$13	$34,841
Weighted average common shares outstanding	38,122,150	—	38,122,150	36,762,753	13,922	36,776,675
Basic earnings per common share	$0.29	$0.29	$0.29	$0.95	$0.95	$0.95
Diluted:
Net income allocated to common stockholders	$11,054	$—	$11,054	$34,828	$13	$34,841
Additional income allocation for class B dilutive shares	(119)	119	—	(355)	355	—
Adjusted net income allocated to common stockholders	$10,935	$119	$11,054	$34,473	$368	$34,841
Weighted average common shares outstanding for basic earnings per common share	38,122,150	—	38,122,150	36,762,753	13,922	36,776,675
Add: Dilutive effects of restricted stock units	133,216	—	133,216	141,105	—	141,105
Add: Dilutive effects of purchase contracts	—	—	—	—	—	—
Add: Dilutive effects of stock options	32,117	—	32,117	17,499	—	17,499
Add: Dilutive effects of warrants	—	409,011	409,011	—	373,883	373,883
Average shares and dilutive common shares	38,287,483	409,011	38,696,494	36,921,357	387,805	37,309,162
Diluted earnings per common share	$0.29	$0.29	$0.29	$0.93	$0.95	$0.93
September 30, 2014
Basic:
Net income	$11,039	$208	$11,247	$19,638	$457	$20,095
Less: income allocated to participating securities	(217)	(4)	(221)	(280)	(6)	(286)
Less: participating securities dividends	(136)	(3)	(139)	(365)	(8)	(373)
Less: preferred stock dividends	(893)	(17)	(910)	(2,668)	(62)	(2,730)
Net income allocated to common stockholders	$9,793	$184	$9,977	$16,325	$381	$16,706
Weighted average common shares outstanding	31,968,316	602,783	32,571,099	25,649,940	596,316	26,246,256
Basic earnings per common share	$0.31	$0.31	$0.31	$0.64	$0.64	$0.64
Diluted:
Net income allocated to common stockholders	$9,793	$184	$9,977	$16,325	$381	$16,706
Additional income allocation for class B dilutive shares	$(32)	$32	$—	$(89)	$89	$—
Adjusted net income allocated to common stockholders	$9,761	$216	$9,977	$16,236	$470	$16,706
Weighted average common shares outstanding for basic earnings per common share	31,968,316	602,783	32,571,099	25,649,940	596,316	26,246,256
Add: Dilutive effects of restricted stock units	17,604	—	17,604	33,865	—	33,865
Add: Dilutive effects of purchase contracts	—	—	—	—	—	—
Add: Dilutive effects of stock options	5,945	—	5,945	12,221	—	12,221
Add: Dilutive effects of warrants	—	95,088	95,088	—	137,521	137,521
Average shares and dilutive common shares	31,991,865	697,871	32,689,736	25,696,026	733,837	26,429,863
Diluted earnings per common share	$0.31	$0.31	$0.31	$0.63	$0.64	$0.63
For the three and nine months ended September 30, 2015, there were 358,196 and 358,196 stock options, respectively, for common stock that were not considered in computing diluted earnings per common share, because they were anti-dilutive. For the three and nine months ended September 30, 2014, there were 673,054 and 598,054 stock options, respectively, for common stock that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

NOTE 18 – OFF-BALANCE SHEET COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	September 30, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit	$69,279	$66,222	$87,517	$82,818
Unused lines of credit	17,929	405,106	20,631	295,626
Letters of credit	760	9,862	825	10,411

Commitments to make loans are generally made for periods of 30 days or less.

As of September 30, 2015, total forward commitments were $564.0 million. These commitments consisted of jumbo mortgage loan sale commitments of $0, TBAs of $517.0 million, best efforts of $47.0 million, and other commitments of $0. Additionally, the Company had IRLCs of $309.2 million at September 30, 2015.

NOTE 19 – SEGMENT REPORTING

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company has identified four operating segments for purposes of management reporting: i) Commercial Banking; ii) Mortgage Banking; iii) Financial Advisory and Asset Management; and iv) Corporate/Other. Each of these four business divisions meets the criteria of an operating segment, as each segment engages in business activities from which it earns revenues and incurs expenses and its operating results are regularly reviewed by the Company’s chief operating decision-maker, the Company's President and Chief Executive Officer or his delegate, to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available.

The principal business of the Commercial Banking segment consists of attracting deposits and investing these funds primarily in commercial, consumer and real estate secured loans. The principal business of the Mortgage Banking segment is originating conforming SFR loans and selling these loans in the secondary market. The principal business of the Financial Advisory and Asset Management segment is operated by The Palisades Group and provides services of purchase, sale and management of SFR mortgage loans. The Corporate/Other segment includes the holding company and PTB, an entity formed to hold real estate. The Corporate/Other segment engages in business activities through the sale of other real estate owned and loans held at the holding company and incurs interest expense on debt as well as non-interest expense for corporate related activities. The operating segment results do not include allocation of centralized costs that are currently recorded in the Commercial Banking and Corporate/Other segment. The Company is currently in the process of determining the basis for calculating allocations.

The following table represents the operating segments’ financial results and other key financial measures as of or for the three months ended September 30, 2015 and 2014:

	As of or For the Three Months Ended
	Commercial Banking	Mortgage Banking	Financial Advisory and Asset Management	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
September 30, 2015
Net interest income	$55,911	$3,606	$—	$(3,967)	$—	$55,550
Provision for loan and lease losses	735	—	—	—	—	735
Noninterest income	14,669	33,843	3,072	—	(857)	50,727
Noninterest expense	46,198	30,538	2,148	3,716	(857)	81,743
Income (loss) before income taxes	$23,647	$6,911	$924	$(7,683)	$—	$23,799
Total assets	$6,822,439	$418,877	$8,670	$175,173	$(168,349)	$7,256,810
September 30, 2014
Net interest income	$37,801	$2,498	$—	$(2,113)	$—	$38,186
Provision for loan and lease losses	2,780	—	—	—	—	2,780
Noninterest income	13,048	27,586	4,986	130	(1,652)	44,098
Noninterest expense	38,701	24,904	2,087	3,314	(1,652)	67,354
Income (loss) before income taxes	$9,368	$5,180	$2,899	$(5,297)	$—	$12,150
Total assets	$4,265,503	$271,700	$8,296	$66,585	$(74,258)	$4,537,826

The following table represents the operating segments’ financial results and other key financial measures as of or for the nine months ended September 30, 2015 and 2014:

	As of or For the Nine Months Ended
	Commercial Banking	Mortgage Banking	Financial Advisory and Asset Management	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
September 30, 2015
Net interest income	$162,352	$9,593	$—	$(10,294)	$—	$161,651
Provision for loan and lease losses	6,209	—	—	—	—	6,209
Noninterest income	44,013	111,461	11,590	—	(3,664)	163,400
Noninterest expense	136,925	94,218	8,160	9,903	(3,664)	245,542
Income (loss) before income taxes	$63,231	$26,836	$3,430	$(20,197)	$—	$73,300
Total assets	$6,822,439	$418,877	$8,670	$175,173	$(168,349)	$7,256,810
September 30, 2014
Net interest income	$108,184	$6,181	$—	$(5,419)	$—	$108,946
Provision for loan and lease losses	6,817	—	—	—	—	6,817
Noninterest income	25,940	72,345	11,508	209	(5,254)	104,748
Noninterest expense	103,495	71,094	6,817	9,100	(5,254)	185,252
Income (loss) before income taxes	$23,812	$7,432	$4,691	$(14,310)	$—	$21,625
Total assets	$4,265,503	$271,700	$8,296	$66,585	$(74,258)	$4,537,826

NOTE 20 – RELATED-PARTY TRANSACTIONS

The Bank has granted loans to certain officers and directors and their related interests. Loans outstanding to officers and directors and their related interests amounted to $862 thousand and $200 thousand at September 30, 2015 and December 31, 2014, respectively, each of which were performing in accordance with their respective terms. These loans are made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. The Bank has an Employee Loan Program (the Program) which offers executive officers, directors and principal stockholders that meet the eligibility requirements the opportunity to participate on the same terms as employees generally, provided that any loan to an executive officer, director or principal stockholder must be approved by the Bank’s Board of Directors. The sole benefit provided under the Program is a reduction in loan fees.

Deposits from principal officers, directors, and their related interests amounted to $3.8 million and $4.5 million at September 30, 2015 and December 31, 2014, respectively.

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

Regarding the security deposit for the premises, after The Palisades Group occupied the CORSHI premises, the Company reimbursed CORSHI relating to a security deposit amount for the premises of $34 thousand and the Company later received reimbursement of this security deposit amount from The Palisades Group. For the months of January 1, 2014 through June 27, 2014, CORSHI granted The Palisades Group a rent abatement equal to the $34 thousand security deposit and, combined with additional payments, The Palisades Group paid leasing costs totaling $58 thousand to CORSHI for that same time period. The Compensation, Nominating and Corporate Governance Committee of the Board has monitored all the reimbursement costs and reviewed the aggregate reimbursement costs.

The Palisades Group Consulting Agreement. As discussed above, the Company acquired its subsidiary, The Palisades Group, on September 16, 2013. Effective July 1, 2013, The Palisades Group entered into a consulting agreement with Jason Sugarman, Mr. Sugarman’s brother. Jason Sugarman provides advisory services to financial institutions and other institutional clients related to investments in residential mortgages, real estate and real estate related assets and The Palisades Group entered into the agreement with Jason Sugarman to provide these types of consulting services. The consulting agreement is for a term of 5 years, with a minimum payment of $30 thousand owed at the end of each quarter (or $600 thousand in the aggregate) for consulting services Jason Sugarman has provided The Palisades Group, which does not include any bonuses that may be earned under the agreement. For the years ended December 31, 2013 and 2014 and the nine months ended September 30, 2015, base and bonus amounts earned by Jason Sugarman under the consulting agreement totaled $121 thousand, $1.2 million, and $30 thousand, respectively. Effective as of March 26, 2015, the bonus amount paid to Jason Sugarman for 2014 was credited in satisfaction and full discharge of all currently accrued but unpaid, and further quarterly payments specified under the consulting agreement, but not against any future discretionary incentive compensation payments that may be earned under the consulting agreement. The consulting agreement may be terminated at any time by either The Palisades Group or Jason Sugarman upon 30 days prior written notice. The consulting agreement with Jason Sugarman was reviewed as a related party transaction and approved by the Compensation, Nominating and Corporate Governance Committee and approved by the disinterested directors of the Board.

St. Cloud Investment. Based on a Schedule 13-G amendment filed with the Securities and Exchange Commission on February 14, 2012, St. Cloud Capital, LLC (St. Cloud) holds 700,538 shares of the Company’s voting common stock (approximately 1.9 percent of the Company's outstanding shares as of September 30, 2015). On November 24, 2014, the Bank invested as a limited partner in an affiliate of St. Cloud. The affiliate is St. Cloud Capital Partners III SBIC, LP (the Partnership), which applied for a license granted by the U.S. Small Business Administration to operate as a debenture Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958 and the regulations promulgated thereunder. The Community Reinvestment Act of 1977 expressly identifies an investment by a bank in an SBIC as a type of investment that is presumed by the regulatory agencies to promote economic development.

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

On October 31, 2014, certain of the Performance Shares were issued as follows: (i) 28,545 shares to Mr. Seabold; (ii) 1,082 shares to Jason Sugarman; (iii) 1,082 shares to Elizabeth Sugarman; and (iv) 216 shares to Michael Sugarman. An additional portion of the Performance Shares was issued on November 2, 2015 as follows: (i) 28,545 shares to Mr. Seabold; (ii) 1,082 shares to Jason Sugarman; (iii) 1,082 shares to Elizabeth Sugarman; and (iv) 216 shares to Michael Sugarman.

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

Transaction Involving Former Board Chair Timothy R. Chrisman. On May 15, 2014, the disinterested members of the Board of Directors of the Company approved a strategic advisor agreement with Chrisman & Co. pursuant to which Chrisman & Co. would provide strategic advisory services for the Company. Mr. Chrisman, who retired from the Company Board on May 15, 2014 upon the expiration of the term of his directorship after the Company’s 2014 Annual Meeting of Stockholders, is the Chief Executive Officer and founding principal of Chrisman & Co. The term of the strategic advisor agreement was for a period of one year, which ended on May 15, 2015. For services performed during the term of the agreement, a fixed annual advisory fee of $200 thousand was paid to Chrisman & Co. during 2014 and no additional fees were paid during the nine months ended September 30, 2015.

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

In 2013, the foreign banking organization sold its controlling interest in TCW Asset Management Company, eliminating the need to limit SHOP V Fund's percentage ownership of the voting common stock to 4.99 percent. As a result, on May 29, 2013, the Company and SHOP V Fund entered into a Common Stock Share Exchange Agreement, dated May 29, 2013 (Exchange Agreement), pursuant to which SHOP V Fund may from time to time exchange its shares of non-voting common stock for shares of voting common stock issued by the Company on a share-for-share basis, provided that immediately following any such exchange, SHOP V Fund's percentage ownership of voting common stock does not exceed 9.99 percent. The shares of non-voting common stock that may be exchanged by SHOP V Fund pursuant to the Exchange Agreement include the shares of non-voting common stock it purchased in the Recapitalization, the additional shares of non-voting common stock SHOP V Fund acquired subsequent to the Recapitalization pursuant to the Company’s Dividend Reinvestment Plan and any additional shares of non-voting common stock that SHOP V Fund acquires pursuant to its exercise of the SHOP V Fund Warrant.

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

Based on an amended 13-G filed with the SEC on February 12, 2015, as of December 31, 2014, The TCW Group and its affiliates held 1,318,462 shares of voting common stock (which included, for purposes of the calculation, the 240,000 shares of stock underlying the as yet unexercised Shop V Fund Warrant). On June 3, 2013, January 5, 2015, January 20, 2015, and March 16, 2015, SHOP V Fund or CSSF Legacy V or CSSF Investor Group exchanged 550,000 shares, 522,564 shares, 86,620 shares, and 934 shares, respectively, of non-voting common stock for the same number of shares of voting common stock. In addition, on August 3, 2015, the SHOP V Fund Warrant, which was held in separate portions by CSSF Legacy V and CSSF Investor Group, was exercised in full using a cashless (net) exercise, resulting in a net number of shares of non-voting common stock issued in the aggregate of 70,690, which were immediately thereafter exchanged for an aggregate of 70,690 shares of voting common stock. Based on automatic adjustments to the original $11.00 exercise price of the Shop V Fund Warrant, the exercise price at the time of exercise was $9.13 per share. As a result of these exchanges and exercises, as of September 30, 2015 The TCW Group, Inc. and its affiliates no longer held any shares of non-voting common stock or warrants to acquire stock.

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

In addition to the foregoing, with respect to a certain investments the Bank has made in Bank Owned Life Insurance (BOLI) that are described further below, the Bank’s BOLI vendor and a provider of certain compliance, accounting and management services related to the BOLI is BFS Financial Services Group (BFS Group), which was referred to the Bank by Kirk Wycoff, a principal of Patriot. Mr. Wycoff’s son, Jordan Wycoff, is employed as a regional director with BFS Group. As long as BFS Group is the broker of record for the BOLI purchased from Northwestern Mutual Life Insurance Company (Northwestern), then the services BFS Group provides to the Bank are given free of charge, although BFS Group receives remuneration from Northwestern for the BOLI the Bank purchases that are issued by Northwestern.

On July 14, 2015, the Bank made a $50.0 million investment in a BOLI policy issued by Northwestern, which is rated AAA by Fitch Ratings, Aaa by Moody's and AA+ by Standard and Poor’s. On September 15, 2015, the Bank made an additional $30.0 million investment in BOLI issued by Northwestern. BOLI is a single premium purchase life insurance policy on the lives of a group of designated employees. The Bank is the owner of the policy and beneficiary of the policy. At June 30, 2015, the Bank owned $19.2 million in BOLI. The addition of $80.0 million in the third quarter increased the Bank’s BOLI holdings to $99.6 million or approximately 14.3 percent of the Bank's Tier 1 Capital at September 30, 2015. Pursuant to guidelines of the OCC, BOLI holdings by a financial institution must not exceed 25 percent of Tier 1 capital.

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

Before OCM became a stockholder, The Palisades Group, and certain affiliates of Oaktree Capital Management, L.P. (collectively, the Oaktree Funds), entered into a management agreement, effective as of January 30, 2014 (Management Agreement), pursuant to which The Palisades Group serves as the credit manager of pools of single family residential mortgage loans held in securitization trusts or other vehicles beneficially owned by the Oaktree Funds. The Palisades Group is paid a monthly management fee primarily based on the amount of certain designated pool assets and may earn additional fees for advice related to financing opportunities. Payments under the Management Agreement to The Palisades Group during 2014 totaled $5.3 million and for the nine months ended September 30, 2015 totaled $3.7 million, which in some instances represents fees for partial year services. In addition, the Bank may from time to time in the future enter into lending transactions with portfolio companies of investment funds managed by Oaktree Capital Management, L.P.

Effective June 26, 2015, the Bank provides a $35.0 million committed revolving repurchase facility to Sabal TL1, LLC (the Sabal repurchase facility) with a maximum funding amount of $40.0 million in certain situations. At the time the facility was executed, Sabal TL1, LLC, a Delaware limited liability company was controlled by an affiliate of Oaktree Capital Management, L.P. Under the Sabal repurchase facility, commercial mortgage loans originated by Sabal are purchased from Sabal by the Bank, together with a simultaneous agreement by Sabal to repurchase the commercial mortgage loans from the Bank at a future date. The advances under the Sabal repurchase facility are secured by commercial mortgage loans that have a market value in excess of the balance of the advances under the facility. During the nine months ended September 30, 2015, the largest aggregate amount of principal outstanding under the Sabal repurchase facility was $20.4 million, and the amount outstanding as of September 30, 2015 is $3.5 million. Interest on the outstanding balance under the Sabal repurchase facility accrues at the six month LIBOR rate plus a margin. $47.0 million in principal and $99 thousand interest was paid by Sabal on the facility to the Bank during the nine months ended September 30, 2015.

Effective September 30, 2015, the Bank provided a $15.0 million committed revolving line of credit to Teleios LS Holdings DE, LLC and Teleios LS Holdings II DE, LLC (collectively, “Teleios”), which are hedge funds in which Oaktree Capital Management L.P. or one of its affiliates is a controlling investor, and which generate income through the purchase, monitoring, maintenance and maturity of life insurance policies. Advances under the Teleios line of credit are secured by life insurance policies purchased by Teleios that have a market value in excess of the balance of the advances under the line of credit. As of September 30, 2015, outstanding advances by the Bank (and the largest aggregate amount outstanding) under the Teleios line of credit were $304 thousand. Interest on the outstanding balance under the Teleios line of credit accrues at the Prime Rate plus a margin. No principal or interest was paid by Teleios on the line of credit to the Bank during the nine months ended September 30, 2015.

NOTE 21 – SUBSEQUENT EVENTS

Acquisition of Office Premises

On October 2, 2015, the Bank entered into an Agreement and Purchase of Sale (the Agreement) with The Realty Associates Funds IX, L.P. (the Seller), pursuant to which the Bank will purchase from the Seller certain real property located at 3 MacArthur Place, Santa Ana, California (the Property).

Subject to adjustment by all prorations as provided for in the Agreement, the purchase price for the Property will be approximately $77.0 million in cash. The Bank initially deposited $750 thousand into escrow, and deposited an additional $1.0 million into escrow before the end of the Bank’s feasibility study period, which ended on October 12, 2015. The Agreement contains customary representations and warranties, covenants, closing conditions and termination provisions. The Agreement contemplates a closing date of November 12, 2015.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and nine months ended September 30, 2015. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015.

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

SELECTED FINANCIAL DATA
The following table presents certain selected financial data as of or for the periods indicated:

	As of or For the Three Months Ended September 30,		As of or For the Nine Months Ended September 30,
	2015	2014 (4)	2015	2014 (4)
	($ in thousands, except per share data)
Selected financial condition data:
Total assets	$7,256,810	$4,537,826	$7,256,810	$4,537,826
Cash and cash equivalents	378,963	184,985	378,963	184,985
Loans and leases receivable, net	4,695,303	2,686,785	4,695,303	2,686,785
Loans held for sale	596,565	1,127,339	596,565	1,127,339
Other real estate owned, net	34	605	34	605
Securities available for sale	693,219	310,385	693,219	310,385
Securities held to maturity	529,532	—	529,532	—
Bank owned life insurance	99,570	19,038	99,570	19,038
Time deposits in financial institutions	1,900	1,900	1,900	1,900
FHLB and other bank stock	40,643	35,432	40,643	35,432
Deposits	5,421,990	3,631,710	5,421,990	3,631,710
Total borrowings	1,092,779	400,549	1,092,779	400,549
Total stockholders' equity	643,534	446,711	643,534	446,711
Selected operations data:
Total interest and dividend income	$66,515	$46,649	$192,139	$133,059
Total interest expense	10,965	8,463	30,488	24,113
Net interest income	55,550	38,186	161,651	108,946
Provision for loan and lease losses	735	2,780	6,209	6,817
Net interest income after provision for loan and lease losses	54,815	35,406	155,442	102,129
Total noninterest income	50,727	44,098	163,400	104,748
Total noninterest expense	81,743	67,354	245,542	185,252
Income before income taxes	23,799	12,150	73,300	21,625
Income tax expense	9,263	903	30,266	1,530
Net income	14,536	11,247	43,034	20,095
Dividends paid on preferred stock	3,040	910	6,793	2,730
Net income available to common stockholders	11,496	10,337	36,241	17,365
Basic earnings per total common share	$0.29	$0.31	$0.95	$0.64
Diluted earnings per total common share	$0.29	$0.31	$0.93	$0.63
Performance ratios:
Return on average assets	0.86%	1.02%	0.91%	0.66%
Return on average equity	8.93%	9.93%	9.62%	6.92%
Dividend payout ratio (1)	41.38%	38.71%	37.89%	56.25%
Net interest spread	3.23%	3.41%	3.40%	3.57%
Net interest margin (2)	3.42%	3.58%	3.57%	3.75%
Ratio of noninterest expense to average total assets	4.85%	6.08%	5.22%	6.11%
Efficiency ratio (3)	76.92%	81.86%	75.54%	86.69%
Ratio of average interest-earning assets to average interest-bearing liabilities	127.46%	122.61%	125.54%	121.83%
Asset quality ratios:
Allowance for loan and lease losses (ALLL)	$34,774	$25,283	$34,774	$25,283
Nonperforming loans and leases	45,188	38,333	45,188	38,333
Nonperforming assets	45,222	38,938	45,222	38,938
Nonperforming assets to total assets	0.62%	0.86%	0.62%	0.86%
ALLL to nonperforming loans and leases	76.95%	65.96%	76.95%	65.96%
ALLL to total loans and leases	0.74%	0.93%	0.74%	0.93%
Capital Ratios:
Total stockholders' equity to total assets	8.87%	9.84%	8.87%	9.84%
Average equity to average assets	9.66%	10.23%	9.51%	9.58%
Banc of California, Inc.
Total risk-based capital ratio	12.56%	14.97%	12.56%	14.97%

Tier 1 risk-based capital ratio	12.06%	14.03%	12.06%	14.03%
Common equity tier 1 capital ratio	8.19%	N/A	8.19%	N/A
Tier 1 leverage ratio	8.97%	9.28%	8.97%	9.28%
Banc of California, NA
Total risk-based capital ratio	14.93%	15.75%	14.93%	15.75%
Tier 1 risk-based capital ratio	14.19%	14.80%	14.19%	14.80%
Common equity tier 1 capital ratio	14.19%	N/A	14.19%	N/A
Tier 1 leverage ratio	10.53%	9.80%	10.53%	9.80%

(1)	Ratio of dividends declared per common share to basic earnings per common share.

(2)	Net interest income divided by average interest-earning assets.

(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

(4)	The Company completed the BPNA Branch Acquisition on November 8, 2014 and its acquisition of RenovationReady on January 31, 2014.

Non-GAAP Financial Measures

Return on Average Tangible Common Equity

Return on average tangible common equity is supplemental financial information determined by a method other than in accordance with GAAP. This non-GAAP measure is used by management in its analysis of the Company's performance. Average tangible common equity is calculated by subtracting average preferred stock, average goodwill, and average other intangible assets from average stockholders’ equity. Banking and financial institution regulators also exclude goodwill and other intangible assets from stockholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of the Company, as it provides a method to assess management’s success in utilizing tangible capital. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)
Average total stockholders' equity	$645,713	$449,392	$598,335	$388,474
Less average preferred stock	(190,750)	(79,877)	(151,360)	(79,877)
Less average goodwill	(31,674)	(32,209)	(31,619)	(32,056)
Less average other intangible assets	(21,320)	(10,634)	(23,012)	(11,108)
Average tangible common equity	$401,969	$326,672	$392,344	$265,433

Net income	$14,536	$11,247	$43,034	$20,095
Less preferred stock dividends	(3,040)	(910)	(6,793)	(2,730)
Add amortization of intangible assets, net of tax (1)	911	579	2,919	1,802
Add impairment on intangible assets, net of tax (1)	—	—	168	—
Adjusted net income	$12,407	$10,916	$39,328	$19,167

Return on average equity	8.93%	9.93%	9.62%	6.92%
Return on average tangible common equity	12.25%	13.26%	13.40%	9.65%

(1)	Utilized a 35 percent tax rate

EXECUTIVE OVERVIEW

This overview of management’s discussion and analysis highlights selected information in the financial results of the Company. For a more complete understanding of trends, commitments, uncertainties, liquidity, capital resources and critical accounting policies and estimates, you should carefully read this entire document. Each of these items could affect the Company’s financial condition and results of operations.

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

The Bank offers a variety of financial services to meet the banking and financial needs of the communities we serve. The Bank is headquartered in Orange County, California and as of September 30, 2015, the Bank operated 35 branches in San Diego, Orange, Santa Barbara, and Los Angeles Counties in California and 72 loan production offices in California, Arizona, Oregon, Virginia, Indiana, Maryland, Colorado, Idaho, North Carolina, and Nevada.

The principal business of the Bank consists of attracting retail deposits from the general public and investing these funds primarily in commercial, consumer and real estate secured loans. The Bank solicits deposits in its market area and, to a lesser extent, from institutional depositors nationwide and may accept brokered deposits.

The Bank’s deposit product and service offerings include checking, savings, money market, master demand accounts, certificates of deposit, retirement accounts as well as mobile, online, cash and treasury management, card payment services, remote deposit, ACH origination, employer/employee retirement planning, telephone banking, automated bill payment, electronic statements, safe deposit boxes, direct deposit and wire transfers. Bank customers also have the ability to access their accounts through a nationwide network of over 55,000 surcharge-free ATMs.

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

•
Net income was $14.5 million for the three months ended September 30, 2015, an increase of $3.3 million, or 29.2 percent, from $11.2 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, net income was $43.0 million, an increase of $22.9 million, or 114.2 percent, from $20.1 million for the nine months ended September 30, 2014.

•
Total interest and dividend income was $66.5 million for the three months ended September 30, 2015, an increase of $19.9 million, or 42.6 percent, from $46.6 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, total interest and dividend income was $192.1 million, an increase of $59.1 million, or 44.4 percent, from $133.1 million for the nine months ended September 30, 2014.

•
Net interest margin was 3.42 percent and 3.58 percent for the three months ended September 30, 2015 and 2014, respectively, and 3.57 percent and 3.75 percent for the nine months ended September 30, 2015 and 2014, respectively.

The average yield on earning assets was 4.09 percent and 4.38 percent for the three months ended September 30, 2015 and 2014, respectively, and 4.25 percent and 4.58 percent for the nine months ended September 30, 2015 and 2014, respectively. The average cost of interest-bearing liabilities was 0.86 percent and 0.97 percent for the three months ended September 30, 2015 and 2014, respectively, and 0.85 percent and 1.01 percent for the nine months ended September 30, 2015 and 2014, respectively.

•
Net interest income was $55.6 million for the three months ended September 30, 2015, an increase of $17.4 million, or 45.5 percent, from $38.2 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, net interest income was $161.7 million, an increase of $52.7 million, or 48.4 percent, from $108.9 million for the nine months ended September 30, 2014.

•
Noninterest income was $50.7 million for the three months ended September 30, 2015, an increase of $6.6 million, or 15.0 percent, from $44.1 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, noninterest income was $163.4 million, an increase of $58.7 million, or 56.0 percent, from $104.7 million for the nine months ended September 30, 2014. The Company recognized net revenue on mortgage banking activities of $37.0 million and $26.9 million for the three months ended September 30, 2015 and 2014, respectively, and $114.4 million and $70.4 million for the nine months ended September 30, 2015 and 2014, respectively. Other than the increase in net revenue on mortgage banking activities, the increase in noninterest income was due to increases in gain on sale of branches, net gain on sale of loans and securities available for sale, and customer service fees, partially offset by decreases in loan servicing income and loan brokerage income.

•
Noninterest expense was $81.7 million for the three months ended September 30, 2015, an increase of $14.4 million, or 21.4 percent, from $67.4 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, noninterest expense was $245.5 million, an increase of $60.3 million, or 32.5 percent, from $185.3 million for the nine months ended September 30, 2014. The increase relates predominantly to a higher salaries and employee benefits expense related to increased headcount as a result of the acquisitions the Company completed during 2014 and the Company's organic growth.

•
Total assets were $7.26 billion at September 30, 2015, an increase of $1.29 billion, or 21.5 percent, from $5.97 billion at December 31, 2014. The increase was due primarily to increases in securities available for sale, securities held to maturity, loans and leases receivable and cash and cash equivalents. Average total assets were $6.68 billion for the three months ended September 30, 2015, an increase of $2.29 billion, or 52.1 percent, from $4.39 billion for the three months ended September 30, 2014. For the nine months ended September 30, 2015, average total assets were $6.29 billion, an increase of $2.24 billion, or 55.2 percent, from $4.05 billion for the nine months ended September 30, 2014. The increase was mainly due to the BPNA Branch Acquisition, which was completed in the fourth quarter of 2014, as well as the net proceeds from Senior Notes and preferred stock issuances during 2015.

•
Loans and leases receivable, net of allowance for loan and lease losses were $4.70 billion at September 30, 2015, an increase of $775.7 million, or 19.8 percent, from $3.92 billion at December 31, 2014. Loans held for sale were $596.6 million at September 30, 2015, a decrease of $590.5 million, or 49.7 percent, from $1.19 billion at December 31, 2014. Average gross loans and leases were $5.27 billion for the three months ended September 30, 2015, an increase of $1.44 billion, or 37.7 percent, from $3.83 billion for the three months ended September 30, 2014. For the nine months ended September 30, 2015, average gross loans and leases were $5.22 billion, an increase of $1.66 billion, or 46.7 percent, from $3.56 billion for the nine months ended September 30, 2014. The increases in average gross loans and leases were primarily due to the loans acquired in the BPNA Branch Acquisition and the Company's organic loan growth.

•
Total deposits were $5.42 billion at September 30, 2015, an increase of $750.2 million, or 16.1 percent, from $4.67 billion at December 31, 2014. Average total deposits were $5.23 billion for the three months ended September 30, 2015, an increase of $1.71 billion, or 48.7 percent, from $3.52 billion for the three months ended September 30, 2014. For the nine months ended September 30, 2015, average total deposits were $4.98 billion, an increase of $1.71 billion, or 52.2 percent, from $3.27 billion for the nine months ended September 30, 2014. The increases in average total deposits were primarily due to the deposits assumed in the BPNA Branch Acquisition and the Company's organic deposit growth.

RESULTS OF OPERATIONS

The following table presents condensed statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Interest and dividend income	$66,515	$46,649	$192,139	$133,059
Interest expense	10,965	8,463	30,488	24,113
Net interest income	55,550	38,186	161,651	108,946
Provision for loan and lease losses	735	2,780	6,209	6,817
Noninterest income	50,727	44,098	163,400	104,748
Noninterest expense	81,743	67,354	245,542	185,252
Income before income taxes	23,799	12,150	73,300	21,625
Income tax expense	9,263	903	30,266	1,530
Net income	14,536	11,247	43,034	20,095
Preferred stock dividends	3,040	910	6,793	2,730
Net income available to common stockholders	$11,496	$10,337	$36,241	$17,365
Basic earnings per total common share	$0.29	$0.31	$0.95	$0.64
Diluted earnings per total common share	$0.29	$0.31	$0.93	$0.63

The Company recorded net income of $14.5 million for the three months ended September 30, 2015, an increase of $3.3 million from $11.2 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the Company recorded net income of $43.0 million, an increase of $22.9 million from $20.1 million for the nine months ended September 30, 2014. Preferred stock dividends were $3.0 million and $910 thousand for the three months ended September 30, 2015 and 2014, respectively, and $6.8 million and $2.7 million for the nine months ended September 30, 2015 and 2014, respectively, and net income available to common stockholders was $11.5 million and $10.3 million for the three months ended September 30, 2015 and 2014, respectively, and $36.2 million and $17.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Net Interest Income

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	($ in thousands)
Interest-earning assets:
Gross loans and leases (1)	$5,271,293	$60,454	4.55%	$3,829,204	$44,555	4.62%
Securities	828,326	5,054	2.42%	257,067	1,460	2.25%
Other interest-earning assets (2)	350,243	1,007	1.14%	142,284	634	1.77%
Total interest-earning assets	6,449,862	66,515	4.09%	4,228,555	46,649	4.38%
Allowance for loan and lease losses	(34,810)			(23,266)
BOLI and non-interest earning assets (3)	266,538			186,234
Total assets	$6,681,590			$4,391,523
Interest-bearing liabilities:
Savings	$832,006	1,575	0.75%	$953,925	2,215	0.92%
Interest-bearing checking	1,282,066	2,273	0.70%	745,635	2,037	1.08%
Money market	1,294,554	1,337	0.41%	681,576	673	0.39%
Certificates of deposit	905,704	1,210	0.53%	688,994	1,240	0.71%
FHLB advances	476,848	587	0.49%	276,739	118	0.17%
Long term debt and other interest-bearing liabilities	269,111	3,983	5.87%	101,932	2,180	8.48%
Total interest-bearing liabilities	5,060,289	10,965	0.86%	3,448,801	8,463	0.97%
Noninterest-bearing deposits	916,670			448,825
Non-interest-bearing liabilities	58,918			44,505
Total liabilities	6,035,877			3,942,131
Total stockholders’ equity	645,713			449,392
Total liabilities and stockholders’ equity	$6,681,590			$4,391,523
Net interest income/spread		$55,550	3.23%		$38,186	3.41%
Net interest margin (4)			3.42%			3.58%
Ratio of interest-earning assets to interest-bearing liabilities	127.46%			122.61%

(1)
Gross loans and leases are net of deferred fees, related direct costs and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Loan costs of $46 thousand and $49 thousand and accretion of discount on purchased loans of $7.5 million and $8.7 million for the three months ended September 30, 2015 and 2014, respectively, are included in interest income.

(2)	Includes average balance of FHLB stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $67.1 million and $19.0 million for the three months ended September 30, 2015 and 2014, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	($ in thousands)
Interest-earning assets:
Gross loans and leases (1)	$5,222,290	$179,308	4.59%	$3,559,505	$128,162	4.81%
Securities	530,124	9,100	2.30%	196,446	3,377	2.30%
Other interest-earning assets (2)	293,891	3,731	1.70%	131,608	1,520	1.54%
Total interest-earning assets	6,046,305	192,139	4.25%	3,887,559	133,059	4.58%
Allowance for loan and lease losses	(31,312)			(21,089)
BOLI and non-interest earning assets (3)	276,543			187,340
Total assets	$6,291,536			$4,053,810
Interest-bearing liabilities:
Savings	$881,273	4,929	0.75%	$970,348	7,156	0.99%
Interest-bearing checking	1,113,267	6,309	0.76%	666,926	5,552	1.11%
Money market	1,177,538	3,324	0.38%	600,818	1,948	0.43%
Certificates of deposit	988,274	4,359	0.59%	603,211	3,315	0.73%
FHLB advances	446,571	1,230	0.37%	254,322	317	0.17%
Long term debt and other interest-bearing liabilities	209,155	10,337	6.61%	95,472	5,825	8.16%
Total interest-bearing liabilities	4,816,078	30,488	0.85%	3,191,097	24,113	1.01%
Noninterest-bearing deposits	820,385			431,160
Non-interest-bearing liabilities	56,738			43,079
Total liabilities	5,693,201			3,665,336
Total stockholders’ equity	598,335			388,474
Total liabilities and stockholders’ equity	$6,291,536			$4,053,810
Net interest income/spread		$161,651	3.40%		$108,946	3.57%
Net interest margin (4)			3.57%			3.75%
Ratio of interest-earning assets to interest-bearing liabilities	125.54%			121.83%

(1)
Gross loans and leases are net of deferred fees, related direct costs and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Loan (costs) fees of $(468) thousand and $106 thousand and accretion of discount on purchased loans of $21.5 million and $28.0 million for the nine months ended September 30, 2015 and 2014, respectively, are included in interest income.

(2)	Includes average balance of FHLB stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $35.3 million and $18.9 million for the nine months ended September 30, 2015 and 2014, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2015 vs. 2014			Nine Months Ended September 30, 2015 vs. 2014
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Gross loans and leases	$16,548	$(649)	$15,899	$57,343	$(6,197)	$51,146
Securities	3,478	116	3,594	5,728	(5)	5,723
Other interest-earning assets	662	(289)	373	2,046	165	2,211
Total interest-earning assets	$20,688	$(822)	$19,866	$65,117	$(6,037)	$59,080
Interest-bearing liabilities:
Savings	$(262)	$(378)	$(640)	$(613)	$(1,614)	$(2,227)
Interest-bearing checking	1,120	(884)	236	2,912	(2,155)	757
Money market	632	32	664	1,657	(281)	1,376
Certificates of deposit	335	(365)	(30)	1,797	(753)	1,044
FHLB advances	129	340	469	352	561	913
Long term debt and other interest-bearing liabilities	2,648	(845)	1,803	5,800	(1,288)	4,512
Total interest-bearing liabilities	4,602	(2,100)	2,502	11,905	(5,530)	6,375
Net interest income	$16,086	$1,278	$17,364	$53,212	$(507)	$52,705

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net interest income was $55.6 million for the three months ended September 30, 2015, an increase of $17.4 million, or 45.5 percent, from $38.2 million for the three months ended September 30, 2014. The growth in net interest income from the prior period was largely due to higher interest income from higher average balances of interest-earning assets partially offset by higher interest expense on higher average balances of FHLB advances and long term debt and other interest-bearing liabilities.

Interest income on loans and leases was $60.5 million for the three months ended September 30, 2015, an increase of $15.9 million, or 35.7 percent, from $44.6 million for the three months ended September 30, 2014. The increase in interest income on loans and leases was due to a $1.44 billion increase in total average gross loans and leases, partially offset by a 7 basis points (bps) decrease in average yield. The increase in average balance was due mainly to acquired loans of $1.07 billion from the BPNA Branch Acquisition during the fourth quarter of 2014 and an increase in loan and lease originations, partially offset by higher volume of loan sales. The decrease in average yield was mainly due to the lower yields on originated loans and leases in 2015 and a decrease in the proportion of seasoned SFR mortgage loan pools to total loans and leases where discounts on these pools generate additional interest income. The discount accretion totaled $7.5 million and $8.7 million for the three months ended September 30, 2015 and 2014, respectively.

Interest income on securities was $5.1 million for the three months ended September 30, 2015, an increase of $3.6 million, or 246.2 percent, from $1.5 million for the three months ended September 30, 2014. The increase in interest income on securities was due to a $571.3 million increase in average balance and a 17 bps increase in average yield. The increase in average balance was mainly due to purchases of securities to reduce excess cash generated from the preferred stock and Senior Notes offerings in April 2015 and deposit increases during 2015. The increase in average yield was due to higher interest rates on newly purchased investment securities. During the three months ended September 30, 2015, the Company purchased $640.3 million of securities available for sale and $476.1 million of securities held to maturity, and sold $401.3 million of securities available for sale. The Company restructured the securities portfolio during the three months ended September 30, 2015 in order to reduce extension risk and residential real estate concentration, and to increase yield.

Dividends and interest income on other interest-earning assets was $1.0 million for the three months ended September 30, 2015, an increase of $373 thousand, or 58.8 percent, from $634 thousand for the three months ended September 30, 2014. The increase in dividends and interest income on other interest-earning assets was due to a $208.0 million increase in average balance, partially offset by a 63 bps decrease in average yield. The increase in average balance was due to the excess cash generated from the increase in deposits, proceeds from the preferred stock and Senior Notes offerings, and required balances in Federal Reserve Bank stock. The decrease in average yield was mainly due to an increase in cash and cash equivalents, which carries a lower yield than other interest earning assets.

Interest expense on interest-bearing deposits was $6.4 million for the three months ended September 30, 2015, an increase of $230 thousand, or 3.7 percent, from $6.2 million for the three months ended September 30, 2014. The increase in interest expense on interest-bearing deposits resulted from a $1.24 billion increase in average balance, partially offset by a 21 bps decrease in average cost. The increase in average balance was due to interest-bearing deposits of $924.5 million assumed in the BPNA Branch Acquisition as well as organic growth and new deposit products. The decrease in average cost was due mainly to the Company's effort to reduce the cost of deposits by increasing lower cost core deposits.

Interest expense on FHLB advances was $587 thousand for the three months ended September 30, 2015, an increase of $469 thousand, or 397.5 percent, from $118 thousand for the three months ended September 30, 2014. The increase was due mainly to a $200.1 million increase in average balance and a 32 bps increase in average cost. The increase in average cost was due to a rising interest rate environment and longer maturity terms on new advances.

Interest expense on long term debt and other interest-bearing liabilities was $4.0 million for the three months ended September 30, 2015, an increase of $1.8 million, or 82.7 percent, from $2.2 million for the three months ended September 30, 2014. The increase was due mainly to the additional interest expense incurred on the Senior Notes issued in the second quarter of 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net interest income was $161.7 million for the nine months ended September 30, 2015, an increase of $52.7 million, or 48.4 percent, from $108.9 million for the nine months ended September 30, 2014. The growth in net interest income from the prior period was largely due to higher interest income from higher average balances of interest-earning assets partially offset by higher interest expense on higher average balances of FHLB advances and long term debt and other interest-bearing liabilities.

Interest income on loans and leases was $179.3 million for the nine months ended September 30, 2015, an increase of $51.1 million, or 39.9 percent, from $128.2 million for the nine months ended September 30, 2014. The increase in interest income on loans and leases was due to a $1.66 billion increase in total average gross loans and leases, partially offset by a 22 bps decrease in average yield. The increase in average balance was due mainly to acquired loans of $1.07 billion from the BPNA Branch Acquisition during the fourth quarter of 2014 and an increase in loan and lease originations. The decrease in average yield was mainly due to the lower yields on originated loans and leases in 2015 and a decrease in the proportion of seasoned SFR mortgage loan pools to total loans and leases where discounts on these pools generate additional interest income. The discount accretion totaled $21.5 million and $28.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Interest income on securities was $9.1 million for the nine months ended September 30, 2015, an increase of $5.7 million, or 169.5 percent, from $3.4 million for the nine months ended September 30, 2014. The increase in interest income on securities was due to a $333.7 million increase in average balance. The increase in average balance was mainly due to purchases of securities to reduce excess cash generated from the preferred stock and Senior Notes offerings in April 2015. During the nine months ended September 30, 2015, the Company purchased $837.5 million of securities available for sale and $529.5 million of securities held to maturity, and sold $401.5 million of securities available for sale. . The Company restructured the securities portfolio during the nine months ended September 30, 2015 in order to reduce extension risk and residential real estate concentration, and to increase yield.

Dividends and interest income on other interest-earning assets was $3.7 million for the nine months ended September 30, 2015, an increase of $2.2 million, or 145.5 percent, from $1.5 million for the nine months ended September 30, 2014. The increase in dividends and interest income on other interest-earning assets was due to a $162.3 million increase in average balance and a 16 bps increase in average yield. The increase in average balance was due to the excess cash generated from the increase in deposits, proceeds from the preferred stock and Senior Notes offerings, and required balances in Federal Reserve Bank stock. The increase in average yield was due mainly to a $1.7 million increase in dividend income on FHLB and other bank stocks, which included a $1.1 million special dividend received from FHLB during the nine months ended September 30, 2015. This increase in yield was offset by an increase in interest bearing deposits which carry a lower yield than other interest earning assets.

Interest expense on interest-bearing deposits was $18.9 million for the nine months ended September 30, 2015, an increase of $950 thousand, or 5.3 percent, from $18.0 million for the nine months ended September 30, 2014. The increase in interest expense on interest-bearing deposits was due to a $1.32 billion increase in average balance, partially offset by a 24 bps decrease in average cost. The increase in average balance was mainly due to interest-bearing deposits of $924.5 million assumed in the BPNA Branch Acquisition as well as organic growth and new deposit products. The decrease in average cost was due mainly to the Company's effort to reduce the cost of deposits by increasing lower cost core deposits.

Interest expense on FHLB advances was $1.2 million for the nine months ended September 30, 2015, an increase of $913 thousand, or 288.0 percent, from $317 thousand for the nine months ended September 30, 2014. The increase was due mainly to a $192.2 million increase in average balance and a 20 bps increase in average cost. The increase in average cost was due to a rising interest rate environment and longer maturity terms on new advances.

Interest expense on long term debt and other interest-bearing liabilities was $10.3 million for the nine months ended September 30, 2015, an increase of $4.5 million, or 77.5 percent, from $5.8 million for the nine months ended September 30, 2014. The increase was due mainly to the additional interest expense incurred on the Senior Notes issued in the second quarter of 2015.

Provision for Loan and Lease Losses

Provisions for loan and lease losses are charged to operations at a level required to reflect probable incurred credit losses in the loan and lease portfolio. The Company provided $735 thousand and $2.8 million for the three months ended September 30, 2015 and 2014, respectively, and $6.2 million and $6.8 million for the nine months ended September 30, 2015 and 2014, respectively.

On a quarterly basis, the Company evaluates the PCI loans and the loan pools for potential impairment. The provision for losses on PCI loans is the result of changes in expected cash flows, both in amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding loans/loan pools and the analysis of the loan performance data since the acquisition of these loans. On a quarterly basis, the Company evaluates whether a reforecast of cash flow projections is necessary. Due to the uncertainty in the future performance of the PCI loans, additional impairments may be recognized in the future.

See further discussion in Item 2. Management’s Discussion and Analysis - Allowance for Loan and Lease Losses.

Noninterest Income

The following table presents the breakdown of non-interest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Customer service fees	$1,118	$230	$3,100	$839
Loan servicing (loss) income	(2,254)	924	(689)	2,951
Income from bank owned life insurance	369	64	475	167
Net gain on sale of securities available for sale	1,750	—	1,748	522
Net gain on sale of loans	9,737	10,260	22,047	15,901
Net revenue on mortgage banking activities	37,015	26,943	114,351	70,400
Advisory service fees	2,294	3,264	7,926	6,182
Loan brokerage income	660	2,033	2,462	6,360
Gain on sale of building	—	—	9,919	—
Other income	38	380	2,061	1,426
Total noninterest income	$50,727	$44,098	$163,400	$104,748

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Noninterest income was $50.7 million for the three months ended September 30, 2015, an increase of $6.6 million, or 15.0 percent, from $44.1 million for the three months ended September 30, 2014. The increase in noninterest income related predominantly to increases in net revenue on mortgage banking activities and net gain on sale of securities available for sale, partially offset by decreases in net gain on sale of loans, advisory services fees, loan servicing income, and loan brokerage income.

Customer service fees were $1.1 million for the three months ended September 30, 2015, an increase of $888 thousand, or 386.1 percent, from $230 thousand for the three months ended September 30, 2014. The increase was due mainly to the higher number of customer deposit accounts as a result of the BPNA Branch Acquisition in the fourth quarter of 2014 as well as organic deposit growth.

Loan servicing (loss) income was $(2.3) million for the three months ended September 30, 2015, a decrease of $3.2 million, or 343.9 percent, from $924 thousand for the three months ended September 30, 2014. The Company recognized losses on the fair value of servicing rights of $5.5 million and $412 thousand for the three months ended September 30, 2015 and 2014, respectively. The increase in losses on fair value of servicing rights was partially offset by a $1.9 million increase in servicing fees. The decrease in fair value of servicing rights was due to generally lower interest rates and the increase in servicing fees was due to the increase in unpaid principal balance of loans sold with servicing retained.

Net gain on sale of securities available for sale was $1.8 million for the three months ended September 30, 2015, compared to $0 for the three months ended September 30, 2014. During the three months ended September 30, 2015, the Company sold $401.3 million of securities available for sale. The Company restructured the securities portfolio during the three months ended September 30, 2015 in order to reduce extension risk and residential real estate concentration, and to increase yield.

Net gain on sale of loans was $9.7 million for the three months ended September 30, 2015, a decrease of $523 thousand from $10.3 million for the three months ended September 30, 2014. During the three months ended September 30, 2015, the Company sold jumbo SFR mortgage loans of $237.5 million with a gain of $2.7 million, seasoned SFR mortgage loan pools of $25.0 million with a gain of $5.9 million,, SBA loans of $6.2 million with a gain of $501 thousand, and certain loans as part of the AUB branch sale transaction of $40.2 million with a gain of $644 thousand. During the three months ended September 30, 2014, the Company sold jumbo SFR mortgage loans of $221.1 million with a gain of $2.5 million, seasoned SFR mortgage loan pools of $50.0 million with a gain of $7.7 million, and SBA loans of $869 thousand with a gain of $86 thousand.

Net revenue on mortgage banking activities was $37.0 million for the three months ended September 30, 2015, an increase of $10.1 million, or 37.4 percent, from $26.9 million for the three months ended September 30, 2014. During the three months ended September 30, 2015, the Bank originated $1.13 billion and sold $1.19 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $32.9 million and 2.92 percent, respectively, and loan origination fees were

$4.1 million for the three months ended September 30, 2015. Included in the net gain is the initial capitalized value of our MSRs, which totaled $11.6 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended September 30, 2015. During the three months ended September 30, 2014, the Bank originated $801.5 million and sold $798.3 million of conforming SFR mortgage loans in the secondary market. The net gain and margin were $23.8 million and 2.97 percent, respectively, and loan origination fees were $3.1 million for the three months ended September 30, 2014. Included in the net gain is the initial capitalized value of our MSRs, which totaled $7.3 million on loans sold to Fannie Mae and Freddie Mac for the three months ended September 30, 2014.

Advisory service fees were $2.3 million for the three months ended September 30, 2015, a decrease of $970 thousand, or 29.7 percent, from $3.3 million for the three months ended September 30, 2014. The Company recognized transaction fees of $954 thousand and $1.8 million for the three months ended September 30, 2015 and 2014, respectively.

Loan brokerage income was $660 thousand for the three months ended September 30, 2015, a decrease of $1.4 million, or 67.5 percent, from $2.0 million for the three months ended September 30, 2014. The decrease was mainly due to a decrease in the volume of brokered loans.

Other income was $38 thousand for the three months ended September 30, 2015, a decrease of $342 thousand, or 90.0 percent, from $380 thousand for the three months ended September 30, 2014. The decrease was mainly due to a $918 thousand loss recognized from the fair value change on an interest rate swap, partially offset by income of $339 thousand from sales of investment products.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Noninterest income was $163.4 million for the nine months ended September 30, 2015, an increase of $58.7 million, or 56.0 percent, from $104.7 million for the nine months ended September 30, 2014. The increase in noninterest income related predominantly to increases in net revenue on mortgage banking activities, net gain on sale of loans and securities, advisory services fees, customer service fees and gain on sale of building, partially offset by decreases in loan brokerage income and loan servicing income.

Customer service fees were $3.1 million for the nine months ended September 30, 2015, an increase of $2.3 million, or 269.5 percent, from $839 thousand for the nine months ended September 30, 2014. The increase was due mainly to the higher number of customer deposit accounts as a result of the BPNA Branch Acquisition in the fourth quarter of 2014 as well as organic deposit growth during 2015.

Loan servicing (loss) income was $(689) thousand for the nine months ended September 30, 2015, a decrease of $3.6 million, or 123.3 percent, from $3.0 million for the nine months ended September 30, 2014. The Company recognized losses on the fair values of servicing rights of $8.6 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease was partially offset by a $3.8 million increase in servicing fees. The decrease in fair value of servicing rights was due to generally lower interest rates and the increase in servicing fees was due to the increase in unpaid principal balance of loans sold with servicing retained.

Net gain on sale of securities available for sale was $1.7 million for the nine months ended September 30, 2015, an increase of $1.2 million, or 234.9 percent, from $522 thousand for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Company sold $401.5 million of securities available for sale. The Company restructured the securities portfolio during the nine months ended September 30, 2015 in order to reduce extension risk and residential real estate concentration, and to increase yield.

Net gain on sale of loans was $22.0 million for the nine months ended September 30, 2015, an increase of $6.1 million, or 38.7 percent, from $15.9 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Company sold jumbo SFR mortgage loans of $668.9 million with a gain of $8.8 million, seasoned SFR mortgage loan pools of $25.0 million with a gain of $5.9 million,, multi-family loans of $242.6 million with a gain of $4.8 million, SBA loans of $20.6 million with a gain of $1.9 million, and certain loans as part of the AUB branch sale transaction of $40.2 million with a gain of $644 thousand. During the nine months ended September 30, 2014, the Company sold jumbo SFR mortgage loans of $575.8 million with a gain of $7.0 million, seasoned SFR mortgage loan pools of $83.0 million with a gain of $8.6 million, and SBA loans of $4.2 million with a gain of $250 thousand.

Net revenue on mortgage banking activities was $114.4 million for the nine months ended September 30, 2015, an increase of $44.0 million, or 62.4 percent, from $70.4 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Bank originated $3.40 billion and sold $3.33 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $102.1 million and 3.00 percent, respectively, and loan origination fees were $12.2 million for the nine months ended September 30, 2015. Included in the net gain is the initial capitalized value of our MSRs, which totaled $35.1 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the nine months ended September 30, 2015. During the nine months ended September 30, 2014, the Bank originated $2.03 billion and sold $1.98 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $62.2 million and 3.07 percent, respectively, and loan origination fees were $8.2 million for the nine months ended September 30, 2014. Included in the net gain is the initial capitalized value of our MSRs, which totaled $17.9 million on loans sold to Fannie Mae and Freddie Mac for the nine months ended September 30, 2014.

Advisory service fees were $7.9 million for the nine months ended September 30, 2015, an increase of $1.7 million, or 28.2 percent, from $6.2 million for the nine months ended September 30, 2014. The increase was mainly due to the recognition of a performance fee on the disposition of loans under management during the nine months ended September 30, 2015.

Loan brokerage income was $2.5 million for the nine months ended September 30, 2015, a decrease of $3.9 million, or 61.3 percent, from $6.4 million for the nine months ended September 30, 2014. The decrease was mainly due to a decrease in the volume of brokered loans.

Other income was $2.1 million for the nine months ended September 30, 2015, an increase of $635 thousand, or 44.5 percent, from $1.4 million for the nine months ended September 30, 2014. The increase was mainly due to income of $1.3 million from sales of investment products, partially offset by a $918 thousand loss recognized from the fair value change on an interest rate swap.

Noninterest Expense

The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Salaries and employee benefits, excluding commissions	$40,374	$31,253	$120,446	$88,888
Commissions for mortgage banking activities	12,841	9,841	38,660	26,017
Salaries and employee benefits	53,215	41,094	159,106	114,905
Occupancy and equipment	10,109	7,969	30,205	23,931
Professional fees	5,261	4,758	15,385	12,151
Data processing	2,170	1,286	6,080	3,347
Advertising	1,335	1,584	3,499	3,369
Regulatory assessments	1,381	1,013	4,111	3,000
Loan servicing and foreclosure expense	246	292	841	642
Valuation allowance for other real estate owned	16	—	38	—
Net (gain) loss on sales of other real estate owned	—	—	(23)	—
Provision for loan repurchases	179	1,154	2,023	2,055
Amortization of intangible assets	1,401	890	4,490	2,773
Impairment on intangible assets	—	—	258	—
All other expense	6,430	7,314	19,529	19,079
Total noninterest expense	$81,743	$67,354	$245,542	$185,252

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Noninterest expense was $81.7 million for the three months ended September 30, 2015, an increase of $14.4 million, or 21.4 percent, from $67.4 million for the three months ended September 30, 2014. The increase in noninterest expense relates predominantly to the acquisitions by the Company during 2014 along with growth related to the mortgage banking strategy.

Total salaries and employee benefits including commissions was $53.2 million for the three months ended September 30, 2015, an increase of $12.1 million, or 29.5 percent, from $41.1 million for the three months ended September 30, 2014. The increase was due mainly to additional compensation expense related to an increase in the number of full-time employees resulting from the BPNA Branch Acquisition as well as organic growth, an increase in share-based compensation expense, as well as expansion in mortgage banking activities. Commission expense, which is a loan origination variable expense related to mortgage banking activities, totaled $12.8 million and $9.8 million for the three months ended September 30, 2015 and 2014, respectively. Originations of single family residential mortgage loans for the three months ended September 30, 2015 and 2014 totaled $1.13 billion and $801.5 million, respectively.

Occupancy and equipment expenses were $10.1 million for the three months ended September 30, 2015, an increase of $2.1 million, or 26.9 percent, from $8.0 million for the three months ended September 30, 2014. The increase was due mainly to increased building and maintenance costs associated with additional facilities resulting from the BPNA Branch Acquisition and new mortgage banking loan production offices.

Professional fees were $5.3 million for the three months ended September 30, 2015, an increase of $503 thousand, or 10.6 percent, from $4.8 million for the three months ended September 30, 2014. The increase was mainly due to legal and consulting costs associated with the branch sale during the three months ended September 30, 2015.

Data processing expense was $2.2 million for the three months ended September 30, 2015, an increase of $884 thousand, or 68.7 percent, from $1.3 million for the three months ended September 30, 2014. The increase was due mainly to the higher number of customer deposit accounts as a result of the BPNA Branch Acquisition in the fourth quarter of 2014.

Advertising costs were $1.3 million for the three months ended September 30, 2015, a decrease of $249 thousand, or 15.7 percent, from $1.6 million for the three months ended September 30, 2014. The decrease was mainly due to the higher marketing cost incurred during the three months ended September 31, 2014 in connection with the then-pending BPNA Branch Acquisition.

Regulatory assessment was $1.4 million for the three months ended September 30, 2015, an increase of $368 thousand, or 36.3 percent, from $1.0 million for the three months ended September 30, 2014. The increase was due to year-over-year balance sheet growth.

Total provision for loan repurchases was $716 thousand and $1.6 million for the three months ended September 30, 2015 and 2014, respectively. The Company recorded provisions of $179 thousand and $1.2 million against provision for loan repurchases in noninterest expense and an initial provision of $537 thousand and $402 thousand against net revenue on mortgage banking activities in noninterest income during the three months ended September 30, 2015 and 2014, respectively. The increase in the initial provision was mainly due to increased volume of mortgage loan originations and sales and the decrease in provision for loan repurchases in noninterest expense was due to the lower reserve requirement compared to the preceding period.

Amortization of intangible assets was $1.4 million for the three months ended September 30, 2015, an increase of $511 thousand, or 57.4 percent, from $890 thousand for the three months ended September 30, 2014. The increase was mainly due to additional intangible assets acquired in the BPNA Branch Acquisition in the fourth quarter of 2014.

Other expenses were $6.4 million for the three months ended September 30, 2015, a decrease of $884 thousand, or 12.1 percent, from $7.3 million for the three months ended September 30, 2014. The decrease was mainly due to higher administrative costs related to the BPNA Branch Acquisition during the three months ended September 30, 2014 and a $721 thousand decrease in provision for unfunded commitments.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Noninterest expense was $245.5 million for the nine months ended September 30, 2015, an increase of $60.3 million, or 32.5 percent, from $185.3 million for the nine months ended September 30, 2014. The increase in noninterest expense relates predominantly to the acquisitions by the Company during 2014 along with growth related to the mortgage banking strategy.

Total salaries and employee benefits including commissions was $159.1 million for the nine months ended September 30, 2015, an increase of $44.2 million, or 38.5 percent, from $114.9 million for the nine months ended September 30, 2014. The increase was due mainly to additional compensation expense related to an increase in the number of full-time employees as a result of the BPNA Branch Acquisition as well as organic growth, an increase in share-based compensation expense, as well as expansion in mortgage banking activities. Commission expense, which is a loan origination variable expense, related to mortgage banking activities, totaled $38.7 million and $26.0 million for the nine months ended September 30, 2015 and 2014, respectively. Total originations of single family residential mortgage loans for the nine months ended September 30, 2015 and 2014 totaled $3.40 billion and $2.03 billion, respectively.

Occupancy and equipment expenses were $30.2 million for the nine months ended September 30, 2015, an increase of $6.3 million, or 26.2 percent, from $23.9 million for the nine months ended September 30, 2014. The increase was due mainly to increased building and maintenance costs associated with additional facilities resulting from the BPNA Branch Acquisition and new mortgage banking loan production offices.

Professional fees were $15.4 million for the nine months ended September 30, 2015, an increase of $3.2 million, or 26.6 percent, from $12.2 million for the nine months ended September 30, 2014. The increase was mainly due to legal and consulting costs associated with the building sale and a performance cost accrued for The Palisades Group during the nine months ended September 30, 2015.

Data processing expense was $6.1 million for the nine months ended September 30, 2015, an increase of $2.7 million, or 81.7 percent, from $3.3 million for the nine months ended September 30, 2014. The increase was due mainly to the higher number of customer deposit accounts as a result of the BPNA Branch Acquisition in the fourth quarter of 2014.

Advertising costs were $3.5 million for the nine months ended September 30, 2015, an increase of $130 thousand, or 3.9 percent, from $3.4 million for the nine months ended September 30, 2014. The increase was mainly due to the overall expansion of the Company's business footprint.

Regulatory assessment was $4.1 million for the nine months ended September 30, 2015, an increase of $1.1 million, or 37.0 percent, from $3.0 million for the nine months ended September 30, 2014. The increase was due to year-over-year balance sheet growth.

Total provision for loan repurchases was $3.6 million and $3.1 million for the nine months ended September 30, 2015 and 2014, respectively. The Company recorded provisions of $2.0 million and $2.1 million against provision for loan repurchases in noninterest expense and an initial provision of $1.6 million and $1.0 million against net revenue on mortgage banking activities in noninterest income during the nine months ended September 30, 2015 and 2014, respectively. The increase was mainly due to increased volume of mortgage loan originations and sales.

Amortization of intangible assets was $4.5 million for the nine months ended September 30, 2015, an increase of $1.7 million, or 61.9 percent, from $2.8 million for the nine months ended September 30, 2014. The increase was mainly due to additional intangible assets acquired in the BPNA Branch Acquisition in the fourth quarter of 2014. During the nine months ended September 30, 2015, the Company wrote off $258 thousand of core deposit intangibles on non-interest bearing demand deposits and money market accounts acquired through the BPNA Branch Acquisition, which were subsequently transferred in connection with the sale of two branches to AUB.

Other expenses were $19.5 million for the nine months ended September 30, 2015, an increase of $450 thousand, or 2.4 percent, from $19.1 million for the nine months ended September 30, 2014. The increase was mainly due to costs associated with the growth in mortgage banking activity and an increase in loan sub-servicing expenses due to the growth in the loan portfolio.

Income Tax Expense

For the three months ended September 30, 2015 and 2014, income tax expense was $9.3 million and $903 thousand, respectively, and the effective tax rate was 38.9 percent and 7.4 percent, respectively. For the nine months ended September 30, 2015 and 2014, income tax expense was $30.3 million and $1.5 million, respectively, and the effective tax rate was 41.3 percent and 7.1 percent, respectively. The Company’s effective tax rate increased due to the release of valuation allowance during the three and nine months ended September 30, 2014.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, future taxable income and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized. Therefore, no valuation allowance was provided against the deferred tax assets of $13.4 million and $16.4 million at September 30, 2015 and December 31, 2014, respectively.

ASC 740-10-25 (formerly FIN 48) relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $0 and $5.4 million at September 30, 2015 and December 31, 2014, respectively. The Company has changed its tax accounting method for various items and filed amended state income tax returns to reflect audit adjustments. As a result, the total amount of unrecognized tax benefits has decreased by $5.4 million. The Company does not believe that the unrecognized tax benefits will change within the next twelve months. As of September 30, 2015, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $0. At September 30, 2015 and December 31, 2014, the Company had $0 and $23 thousand accrued for interest or penalties, respectively. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.

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

Operating Segment Result

The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company has identified four operating segments for purposes of management reporting: i) Commercial Banking; ii) Mortgage Banking; iii) Financial Advisory and Asset Management; and iv) Corporate/Other. Each of these four business divisions meets the criteria of an operating segment, as each segment engages in business activities from which it earns revenues and incurs expenses and its operating results are regularly reviewed by the Company’s chief operating decision-maker, the Company's President and Chief Executive Officer or his delegate, to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available. The first three segments are considered the "Business Unit Segments."

The principal business of the Commercial Banking segment consists of attracting deposits and investing these funds primarily in commercial, consumer and real estate secured loans. The principal business of the Mortgage Banking segment is originating conforming SFR loans and selling these loans in the secondary market. The principal business of the Financial Advisory and Asset Management segment is operated by The Palisades Group and provides services of purchase, sale and management of SFR mortgage loans. The Corporate/Other segment includes the holding company and PTB, an entity formed to hold real estate. The Corporate/Other operating segment engages in business activities through the sale of other real estate owned and loans held at the holding company and incurs interest expense on debt as well as non-interest expense for corporate related activities. The operating segment results do not include allocation of centralized costs that are currently recorded in the Commercial Banking and Corporate/Other segment. The Company is currently in the process of determining the basis for calculating allocations.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following tables represent the operating segments’ financial results and other key financial measures as of or for the three months ended September 30, 2015 and 2014:

	As of or For the Three Months Ended
	Commercial Banking	Mortgage Banking	Financial Advisory and Asset Management	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
September 30, 2015
Net interest income	$55,911	$3,606	$—	$(3,967)	$—	$55,550
Provision for loan and lease losses	735	—	—	—	—	735
Noninterest income	14,669	33,843	3,072	—	(857)	50,727
Noninterest expense	46,198	30,538	2,148	3,716	(857)	81,743
Income (loss) before income taxes	$23,647	$6,911	$924	$(7,683)	$—	$23,799
Total assets	$6,822,439	$418,877	$8,670	$175,173	$(168,349)	$7,256,810
September 30, 2014
Net interest income	$37,801	$2,498	$—	$(2,113)	$—	$38,186
Provision for loan and lease losses	2,780	—	—	—	—	2,780
Noninterest income	13,048	27,586	4,986	130	(1,652)	44,098
Noninterest expense	38,701	24,904	2,087	3,314	(1,652)	67,354
Income (loss) before income taxes	$9,368	$5,180	$2,899	$(5,297)	$—	$12,150
Total assets	$4,265,503	$271,700	$8,296	$66,585	$(74,258)	$4,537,826

Commercial Banking Segment

Income before income taxes from the Commercial Banking segment was $23.6 million and $9.4 million for the three months ended September 30, 2015 and 2014, respectively. The increase was mainly due to increases in net interest income and noninterest income, and a decrease in provision for loan and lease losses, partially offset by an increase in noninterest expense.

Net interest income was $55.9 million and $37.8 million for the three months ended September 30, 2015 and 2014, respectively. The increase was mainly due to an increase in average balance of total interest-earning assets, partially offset by a decrease in net interest margin.

Provision for loan and lease losses was $735 thousand and $2.8 million for the three months ended September 30, 2015 and 2014, respectively.

Noninterest income was $14.7 million and $13.0 million for the three months ended September 30, 2015 and 2014, respectively. The increase was mainly due to increases in net gain on sale of securities and customer service fees, partially offset by a decrease in loan brokerage income.

Noninterest expense was $46.2 million and $38.7 million for the three months ended September 30, 2015 and 2014, respectively. The increases were mainly due to expansion of the business footprint and professional fees incurred for the branch sale.

Mortgage Banking Segment

Income before income taxes from the Mortgage Banking segment was $6.9 million and $5.2 million for the three months ended September 30, 2015 and 2014, respectively. The increase was mainly due to increases in originations and sales in 2015.

Net interest income was $3.6 million and $2.5 million, and noninterest income was $33.8 million and $27.6 million for the three months ended September 30, 2015 and 2014, respectively. The increases in net interest income and noninterest income were the result of increases in origination and sales of conforming SFR mortgage loans.

Noninterest expense was $30.5 million and $24.9 million for the three months ended September 30, 2015 and 2014, respectively. The increases were mainly due to expansion of the Mortgage Banking segment, which incurred additional compensation expense related to an increase in the number of full-time employees, and a loan origination variable commission expense, and occupancy cost related to an increase in number of loan production offices.

Financial Advisory and Asset Management Segment

Income before income taxes on the Financial Advisory and Asset Management segment was $924 thousand and $2.9 million for the three months ended September 30, 2015 and 2014, respectively.

Noninterest income, which was mainly advisory service fees, was $3.1 million and $5.0 million for the three months ended September 30, 2015 and 2014, respectively.

Corporate/Other Segment

Loss before income taxes on the Corporate/Other segment was $7.7 million and $5.3 million for the three months ended September 30, 2015 and 2014, respectively. Expenses in the Corporate/Other segment were related to interest expense on the Senior Notes and junior subordinated amortizing notes, compensation expense relating to the Banc of California, Inc. employees and directors and professional expense relating to bank and non-bank acquisitions. Total net interest expense was $4.0 million and $2.1 million, and total noninterest expense was $3.7 million and $3.3 million for the three months ended September 30, 2015 and 2014, respectively.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following tables represent the operating segments’ financial results and other key financial measures as of or for the nine months ended September 30, 2015 and 2014:

	As of or For the Nine Months Ended
	Commercial Banking	Mortgage Banking	Financial Advisory and Asset Management	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
September 30, 2015
Net interest income	$162,352	$9,593	$—	$(10,294)	$—	$161,651
Provision for loan and lease losses	6,209	—	—	—	—	6,209
Noninterest income	44,013	111,461	11,590	—	(3,664)	163,400
Noninterest expense	136,925	94,218	8,160	9,903	(3,664)	245,542
Income (loss) before income taxes	$63,231	$26,836	$3,430	$(20,197)	$—	$73,300
Total assets	$6,822,439	$418,877	$8,670	$175,173	$(168,349)	$7,256,810
September 30, 2014
Net interest income	$108,184	$6,181	$—	$(5,419)	$—	$108,946
Provision for loan and lease losses	6,817	—	—	—	—	6,817
Noninterest income	25,940	72,345	11,508	209	(5,254)	104,748
Noninterest expense	103,495	71,094	6,817	9,100	(5,254)	185,252
Income (loss) before income taxes	$23,812	$7,432	$4,691	$(14,310)	$—	$21,625
Total assets	$4,265,503	$271,700	$8,296	$66,585	$(74,258)	$4,537,826

Commercial Banking Segment

Income before income taxes from the Commercial Banking segment was $63.2 million and $23.8 million for the nine months ended September 30, 2015 and 2014, respectively. The increase was mainly due to increases in net interest income and noninterest income, partially offset by increases in provision for loan and lease losses and noninterest expense.
Net interest income was $162.4 million and $108.2 million for the nine months ended September 30, 2015 and 2014, respectively. The increase was mainly due to an increase in average balance of total interest-earning assets, partially offset by a decrease in net interest margin.

Provision for loan and lease losses was $6.2 million and $6.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Noninterest income was $44.0 million and $25.9 million for the nine months ended September 30, 2015 and 2014, respectively. The increase was mainly due to increases in gain on sale of building, net gain on sale of loans and customer service fees, partially offset by a decrease in loan brokerage income.

Noninterest expense was $136.9 million and $103.5 million for the nine months ended September 30, 2015 and 2014, respectively. The increases were mainly due to expansion of the business footprint and professional fees incurred for the building and branch sales.

Mortgage Banking Segment

Income before income taxes from the Mortgage Banking segment was $26.8 million and $7.4 million for the nine months ended September 30, 2015 and 2014, respectively. The increase was mainly due to increases in originations and sales in 2015.

Net interest income was $9.6 million and $6.2 million, and noninterest income was $111.5 million and $72.3 million for the nine months ended September 30, 2015 and 2014, respectively. The increases in net interest income and noninterest income were the result of increases in origination and sales of conforming SFR mortgage loans.

Noninterest expense was $94.2 million and $71.1 million for the nine months ended September 30, 2015 and 2014, respectively. The increases were mainly due to expansion of the Mortgage Banking segment, which incurred additional compensation expense related to an increase in the number of full-time employees, and a loan origination variable commission expense, and occupancy cost related to an increase in number of loan production offices.

Financial Advisory and Asset Management Segment

Income before income taxes on the Financial Advisory and Asset Management segment was $3.4 million and $4.7 million for the nine months ended September 30, 2015 and 2014, respectively.

Noninterest income, which was mainly advisory service fees, was $11.6 million and $11.5 million for the nine months ended September 30, 2015 and 2014, respectively. The increase was mainly due to the recognition of a performance fee on the disposition of loans under management.

Corporate/Other Segment

Loss before income taxes on the Corporate/Other segment was $20.2 million and $14.3 million for the nine months ended September 30, 2015 and 2014, respectively. Expenses in the Corporate/Other segment were related to interest expense on the Senior Notes and junior subordinated amortizing notes, compensation expense relating to the Banc of California, Inc. employees and directors and professional expense relating to bank and non-bank acquisitions. Total net interest expense was $10.3 million and $5.4 million, and total noninterest expense was $9.9 million and $9.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Investment securities available for sale increased by $347.5 million, or 100.5 percent, to $693.2 million at September 30, 2015, compared to $345.7 million at December 31, 2014, due to purchases of $837.5 million, partially offset by sales of $401.5 million and principal payments of $88.3 million. Investment securities had a net unrealized gain of $2.7 million at September 30, 2015, compared to a net unrealized gain of $817 thousand at December 31, 2014. The Company also purchased investment securities held to maturity of $529.5 million during the nine months ended September 30, 2015.

The following table presents the amortized cost and fair value of the investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2015
Held to maturity
Corporate bonds	$239,079	$875	$(2,919)	$237,035
Collateralized loan obligations	290,453	55	(585)	289,923
Total securities held to maturity	$529,532	$930	$(3,504)	$526,958
Available for sale
SBA loan pool securities	$1,485	$31	$—	$1,516
U.S. government-sponsored entities and agency securities	1,949	52	—	2,001
Private label residential mortgage-backed securities	1,904	15	(2)	1,917
Corporate bonds	26,662	—	(415)	26,247
Commercial mortgage-backed securities	114,361	904	(31)	115,234
Agency mortgage-backed securities	544,182	2,253	(131)	546,304
Total securities available for sale	$690,543	$3,255	$(579)	$693,219
December 31, 2014
Available for sale
SBA loan pool securities	$1,697	$18	$—	$1,715
U.S. government-sponsored entities and agency securities	1,940	42	—	1,982
Private label residential mortgage-backed securities	3,169	12	(13)	3,168
Agency mortgage-backed securities	338,072	1,363	(605)	338,830
Total securities available for sale	$344,878	$1,435	$(618)	$345,695

At September 30, 2015, the corporate bonds include bank debts of $69.2 million that are qualified for the non-significant investments in the capital of unconsolidated financial institutions in the form of tier 2 capital. Total amount of these investments is required to be deducted from tier 2 capital for the amount above the threshold defined in the regulatory capital guidelines.

The following table presents amortized cost and fair value of the held to maturity and available for sale investment securities portfolio by expected maturity. In the case of mortgage-backed securities, collateralized loan obligations, and SBA loan pool securities, expected maturities may differ from contractual maturities because borrowers generally have the right to call or prepay obligations with or without call or prepayment penalties. For that reason, mortgage-backed securities, collateralized loan obligations, and SBA loan pool securities are not included in the maturity categories.

	September 30, 2015
	Held To Maturity		Available For Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within one year	$—	$—	$—	$—
One to five years	—	—	1,949	2,001
Five to ten years	186,438	184,615	26,662	26,247
Greater than ten years	52,641	52,420	—	—
Collateralized loan obligations, SBA loan pool, private label residential mortgage-backed, commercial mortgage-backed, and agency mortgage-backed securities	290,453	289,923	661,932	664,971
Total	$529,532	$526,958	$690,543	$693,219

At September 30, 2015 and December 31, 2014, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of stockholders’ equity.

The following table presents proceeds from sales and calls of securities and the associated gross gains and losses realized through earnings upon the sale of available for sale securities for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Gross realized gains on sales of securities available for sale	$1,750	$—	$1,750	$560
Gross realized losses on sales of securities available for sale	—	—	(2)	(38)
Net realized gains on sales of securities available for sale	$1,750	$—	$1,748	$522
Proceeds from sales of securities available for sale	$403,032	$—	$403,206	$52,245
Tax benefit on sales of securities available for sale	$736	$—	$735	$—

Securities available for sale with carrying values of $263.5 million and $27.1 million as of September 30, 2015 and December 31, 2014, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses at September 30, 2015 and December 31, 2014, respectively, by security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
September 30, 2015
Held to maturity
Corporate bonds	$147,632	$(2,919)	$—	$—	$147,632	$(2,919)
Collateralized loan obligation	198,800	(585)	—	—	198,800	(585)
Total securities held to maturity	$346,432	$(3,504)	$—	$—	$346,432	$(3,504)
Available for sale
Private label residential mortgage-backed securities	$—	$—	$442	$(2)	$442	$(2)
Corporate bonds	19,747	(415)	—	—	19,747	(415)
Commercial mortgage-backed securities	33,949	(31)	—	—	33,949	(31)
Agency mortgage-backed securities	15,226	(69)	7,246	(62)	22,472	(131)
Total securities available for sale	$68,922	$(515)	$7,688	$(64)	$76,610	$(579)
December 31, 2014
Available for sale
Private label residential mortgage-backed securities	$372	$(9)	$1,355	$(4)	$1,727	$(13)
Agency mortgage-backed securities	68,200	(332)	22,212	(273)	90,412	(605)
Total securities available for sale	$68,572	$(341)	$23,567	$(277)	$92,139	$(618)

The Company did not record other-than-temporary impairment (OTTI) for securities available for sale for the nine months ended September 30, 2015 and 2014.

At September 30, 2015, the Company’s securities available for sale portfolio consisted of 106 securities, 28 of which were in an unrealized loss position and securities held to maturity consisted of 43 securities, 27 of which were in an unrealized loss position. The unrealized losses were largely attributable to wider pricing spreads for corporate bonds at September 30, 2015.

The Company monitors to ensure it has adequate credit support and as of September 30, 2015, the Company did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recoveries. Of the Company’s $693.2 million securities available for sale portfolio, $665.9 million were rated AAA, AA or A and $27.3 million were rated BBB based on the most recent credit rating from the rating agencies as of September 30, 2015. Of the Company's $527.0 million securities held to maturity portfolio, $289.9 million were rated AAA, AA or A and $237.0 million were rated BBB based on the most recent credit rating from the rating agencies as of September 30, 2015. The Company considers the lowest credit rating for identification of potential OTTI.

Loans Held for Sale

Loans held for sale totaled $596.6 million at September 30, 2015 compared to $1.19 billion at December 31, 2014. The loans held for sale consisted of $351.8 million and $278.7 million carried at fair value, and $244.8 million and $908.3 million carried at lower of cost or fair value as of September 30, 2015 and December 31, 2014, respectively.

The loans carried at fair value represent conforming SFR mortgage loans originated by the Bank that are sold into the secondary market on a whole loan basis. Some of these loans are expected to be sold to Fannie Mae, Freddie Mac and Ginnie Mae on a servicing retained basis. The servicing of these loans is performed by a third party sub-servicer. These loans increased by $73.0 million to $351.8 million at September 30, 2015 due mainly to originations of $3.50 billion, partially offset by sales of $3.43 billion.

Loans held for sale carried at the lower of cost or fair value are mainly non-conforming jumbo mortgage loans that are originated to sell in pools, unlike the loans individually originated to sell into the secondary market on a whole loan basis. These loans decreased by $663.5 million to $244.8 million at September 30, 2015, due mainly to sales of $627.6 million, loans transferred to loans and leases receivable of $482.9 million and amortization of $94.2 million, partially offset by originations of $492.3 million and loans transferred from loans and leases receivable of $48.8 million.

Loans and Leases Receivable

The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

	September 30, 2015	December 31, 2014	Amount Change	Percentage Change
	($ in thousands)
Commercial:
Commercial and industrial	$822,690	$490,900	$331,790	67.6%
Commercial real estate	690,862	999,857	(308,995)	(30.9)%
Multi-family	823,415	955,683	(132,268)	(13.8)%
SBA	52,985	36,155	16,830	46.5%
Construction	39,475	42,198	(2,723)	(6.5)%
Lease financing	162,504	85,749	76,755	89.5%
Consumer:
Single family residential mortgage	1,901,376	1,048,485	852,891	81.3%
Green Loans (HELOC)—first liens	112,074	123,177	(11,103)	(9.0)%
Green Loans (HELOC)—second liens	4,681	4,979	(298)	(6.0)%
Other consumer	120,015	161,939	(41,924)	(25.9)%
Gross loans and leases	4,730,077	3,949,122	780,955	19.8%
Allowance for loan and lease losses	(34,774)	(29,480)	(5,294)	18.0%
Loans and leases receivable, net	$4,695,303	$3,919,642	$775,661	19.8%

Gross loans and leases increased by $781.0 million to $4.73 billion at September 30, 2015 compared to $3.95 billion at December 31, 2014, due to increases in commercial and industrial, SFR mortgage, lease financing, and SBA loans, partially offset by decreases in multi-family, commercial real estate, other consumer, construction, and Green loans. The increase in SFR mortgage loans was mainly due to mortgage loans transferred from loans held for sale of $482.9 million. The decrease in multi-family loans was mainly due to sales of $242.6 million.

Seasoned SFR Mortgage Loan Acquisitions

During the three and nine months ended September 30, 2015, the Company completed two and three seasoned SFR mortgage loan pool acquisitions, respectively, with unpaid principal balances and fair values of $145.5 million and $138.8 million, respectively, for the three months ended September 30, 2015, and $228.0 million and $218.6 million, respectively, for the nine months ended September 30, 2015 at the respective acquisition dates. These loan pools generally consist of re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. The Company acquired these loans at a discount to both current property value at acquisition and note balance.

The Company determined that certain loans in these seasoned SFR mortgage loan acquisitions reflect credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected (PCI loans). The unpaid principal balances and fair values of PCI loans in these transactions, at the respective acquisition dates, were $145.5 million and $138.8 million, respectively, for the three months ended September 30, 2015, and $177.1 million and $169.1 million, respectively, for the nine months ended September 30, 2015. At September 30, 2015, the unpaid principal balances and carrying values of these PCI loans were $176.2 million and $168.3 million, respectively.

For each acquisition, the Company utilized its background in mortgage credit analysis to re-underwrite the borrower’s credit to arrive at what it believes to be an attractive risk adjusted return for a highly collateralized investment in performing mortgage loans. The acquisition program implemented and executed by the Company involved a multifaceted due diligence process discussed in more detail below, which included compliance reviews, title analyses, review of modification agreements, updated property valuation assessments, collateral inventory and other undertakings related to the scope of due diligence.

In the aggregate, the weighted average purchase price of the loans was 59.8 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 95.6 percent of note balance at the time of acquisition. At the time of acquisition, approximately 94.4 percent of the mortgage loans by current principal balance (excluding any forbearance amounts) had the original terms modified at some point since origination by a prior owner or servicer. The mortgage loans had a current weighted average interest rate of 3.35 percent, determined by current principal balance. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 708. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $422 thousand. Approximately 96.7 percent of the borrowers by current principal balance had made at least 12 monthly payments in the 12 months preceding the trade date and 98.9 percent had made at least six monthly payments in the six months preceding the trade date. The mortgage loans are secured by residences located in 46 states with California being the largest state concentration representing 52.3 percent of the note balance, and with no other state concentration exceeding 10 percent based upon the current note balance.

The Company did not acquire any seasoned SFR mortgage loan pool in 2014.

The total unpaid principal balance and carrying value of the seasoned SFR mortgage loan pools, which included pools the Company acquired in 2015 as well as 2013 and 2012, were $798.0 million and $732.0 million, respectively at September 30, 2015 and $677.3 million and $595.4 million, respectively, at December 31, 2014. The total unpaid principal balance and carrying value of PCI loans included in these pools were $396.7 million and $358.3 million, respectively at September 30, 2015 and $282.7 million and $230.8 million, respectively, at December 31, 2014.

At September 30, 2015 and December 31, 2014, approximately 2.71 percent and 3.46 percent of unpaid principal balance of the seasoned SFR mortgage loan pools were delinquent 60 or more days, respectively, and 1.00 percent and 0.76 percent were in bankruptcy or foreclosure, respectively.

As part of the acquisition program, the Company may sell from time to time seasoned SFR mortgage loans that do not meet the Company’s investment standards. The Company sold seasoned SFR mortgage loans with an aggregate unpaid principal balance and aggregate carrying value of $40.9 million and $25.0 million during the three and nine months ended September 30, 2015. The Company sold seasoned SFR mortgage loans with an aggregate unpaid principal balance and aggregate carrying value of $73.4 million and $50.0 million, respectively, during the three months ended September 30, 2014, and $120.5 million and $83.0 million, respectively, during the nine months ended September 30, 2014.

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

Non-Traditional Mortgage Portfolio

The Company’s non-traditional mortgage (NTM) portfolio is comprised of three interest only products: Green Account Loans (Green Loans), hybrid interest only fixed or adjustable rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of September 30, 2015 and December 31, 2014, the NTM totaled $759.3 million, or 16.1 percent of the total gross loan portfolio, and $350.6 million, or 8.9 percent of the total gross loan portfolio, respectively. The total NTM portfolio increased by $408.7 million, or 116.6 percent during the period, due mainly to interest only loans transferred from loans held for sale of $277.5 million.

The following table presents the composition of the NTM portfolio as of the dates indicated:

	September 30, 2015			December 31, 2014
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC)—first liens	135	$112,074	14.8%	148	$123,177	35.1%
Interest-only—first liens	509	630,420	82.9%	207	209,207	59.7%
Negative amortization	31	11,990	1.6%	32	13,099	3.7%
Total NTM—first liens	675	754,484	99.3%	387	345,483	98.5%
Green Loans (HELOC)—second liens	16	4,681	0.6%	19	4,979	1.4%
Interest-only—second liens	1	113	0.1%	1	113	0.1%
Total NTM—second liens	17	4,794	0.7%	20	5,092	1.5%
Total NTM loans	692	$759,278	100.0%	407	$350,575	100.0%
Total gross loan portfolio		$4,730,077			$3,949,122
% of NTM to total gross loan portfolio		16.1%			8.9%

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

LTV represents current unpaid principal balance divided by estimated property value. The following table presents the single family residential NTM first lien portfolio by LTV at the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
LTV’s (1)
September 30, 2015
< 61%	57	$32,541	29.0%	129	$195,272	31.0%	17	$5,330	44.5%	203	$233,143	30.8%
61 – 80%	43	39,210	35.0%	292	402,223	63.8%	10	5,683	47.4%	345	447,116	59.3%
81 – 100%	19	16,839	15.0%	33	15,241	2.4%	4	977	8.1%	56	33,057	4.4%
> 100%	16	23,484	21.0%	55	17,684	2.8%	—	—	—%	71	41,168	5.5%
Total	135	$112,074	100.0%	509	$630,420	100.0%	31	$11,990	100.0%	675	$754,484	100.0%
December 31, 2014
< 61%	77	$58,856	47.8%	60	$93,254	44.7%	15	$6,023	46.0%	152	$158,133	45.8%
61 – 80%	45	46,177	37.5%	54	81,472	38.9%	12	5,901	45.0%	111	133,550	38.6%
81 – 100%	18	11,846	9.6%	33	14,927	7.1%	4	781	6.0%	55	27,554	8.0%
> 100%	8	6,298	5.1%	60	19,554	9.3%	1	394	3.0%	69	26,246	7.6%
Total	148	$123,177	100.0%	207	$209,207	100.0%	32	$13,099	100.0%	387	$345,483	100.0%

(1)	LTV represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy.

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

At September 30, 2015, Green Loans totaled $116.8 million, a decrease of $11.4 million, or 8.9 percent from $128.2 million at December 31, 2014, primarily due to reductions in principal balances and payoffs. As of September 30, 2015 and December 31, 2014, $10.2 million and $12.5 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.

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

The following table presents the Company’s NTM Green Loans first lien portfolio at September 30, 2015 by FICO scores that were obtained during the quarter ended June 30, 2015, comparing to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2014:

	September 30, 2015
	By FICO Scores Obtained During the Quarter Ended June 30, 2015			By FICO Scores Obtained During the Quarter Ended December 31, 2014			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	23	$15,178	13.5%	28	$19,338	17.3%	(5)	$(4,160)	(3.8)%
700-799	69	54,896	49.0%	65	47,770	42.5%	4	7,126	6.5%
600-699	25	18,198	16.2%	26	27,575	24.6%	(1)	(9,377)	(8.4)%
<600	7	7,815	7.0%	8	11,836	10.6%	(1)	(4,021)	(3.6)%
No FICO	11	15,987	14.3%	8	5,555	5.0%	3	10,432	9.3%
Totals	135	$112,074	100.0%	135	$112,074	100.0%	—	$—	—%

The Company updates FICO scores on a semi-annual basis, typically in the second and fourth quarters or as needed in conjunction with proactive portfolio management.

Interest Only Loans

Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. As of September 30, 2015, our interest only loans increased by $421.2 million, or 201.2 percent, to $630.5 million from $209.3 million at December 31, 2014, primarily due to originations of $195.0 million and loans transferred from loans held for sale of $277.5 million, partially offset by net amortization of $53.6 million. As of September 30, 2015 and December 31, 2014, $3.7 million and $2.0 million of the interest only loans were non-performing, respectively.

Loans with the Potential for Negative Amortization

Negative amortization loans decreased by $1.1 million, or 8.5 percent, to $12.0 million as of September 30, 2015 from $13.1 million as of December 31, 2014. The Company discontinued origination of negative amortization loans in 2007. At September 30, 2015 and December 31, 2014, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.

NTM Loan Credit Risk Management

The Company performs detailed reviews of collateral values on loans collateralized by residential real property including its NTM portfolio based on appraisals or estimates from third party automated valuation models (AVMs) to analyze property value trends on a semi-annual basis or as needed. AVMs are used to identify loans that have experienced potential collateral deterioration. Once a loan has been identified that may have experienced collateral deterioration, the Company will obtain updated drive by or full appraisals in order to confirm the valuation. This information is used to update key monitoring metrics such as LTV. Additionally, FICO scores are obtained bi-annually in conjunction with the collateral analysis. In addition to LTV and FICO, the Company evaluates the portfolio on a specific loan basis through delinquency and portfolio charge-offs to determine whether any risk mitigation or portfolio management actions are warranted. The borrowers may be contacted as necessary to discuss material changes in loan performance or credit metrics.

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

As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the NTM portfolio. The Company’s Internal Asset Review Committee (IARC) conducts monthly meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent review completed in the third quarter of 2015, the Company reduced $800 thousand in available commitments on Green Loans.

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

Non-Performing Assets

The following table presents a summary of total non-performing assets as of the dates indicated:

	September 30, 2015	December 31, 2014	Amount Change	Percentage Change
	($ in thousands)
Loans past due 90 days or more still on accrual	$—	$—	$—	NM
Nonaccrual loans	45,188	38,381	6,807	17.7%
Total non-performing loans	45,188	38,381	6,807	17.7%
Other real estate owned	34	423	(389)	(92.0)%
Total non-performing assets	$45,222	$38,804	$6,418	16.5%
Performing restructured loans (1)	$9,378	$6,346	$3,032	47.8%
Total non-performing loans to gross loans and leases	0.96%	0.97%
Total non-performing assets to total assets	0.62%	0.65%
Allowance for loan and lease losses to non-performing loans	76.95%	76.81%

(1) Excluded from non-performing loans

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

Additional income of approximately $546 thousand and $1.4 million would have been recorded during the three and nine months ended September 30, 2015, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.

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

TDR loans and leases consist of the following as of the dates indicated:

	September 30, 2015			December 31, 2014
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial real estate	$—	$—	$—	$—	$—	$—
SBA	—	8	8	—	6	6
Consumer:
Single family residential mortgage	1,028	7,402	8,430	—	4,269	4,269
Green Loans (HELOC) - first liens	2,403	—	2,403	3,442	—	3,442
Green Loans (HELOC) - second liens	554	—	554	294	—	294
Total	$3,985	$7,410	$11,395	$3,736	$4,275	$8,011

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

At September 30, 2015, total ALLL was $34.8 million, which represented 0.74 percent of total gross loans and leases, as compared to $29.5 million, or 0.75 percent, of total gross loans and leases at December 31, 2014, with no unallocated ALLL at September 30, 2015 and December 31, 2014. The SVA was $512 thousand at September 30, 2015 compared to $1.3 million at December 31, 2014. The GVA on originated loans and leases at September 30, 2015 was $31.4 million, which represented 1.13 percent of total originated loans and leases, as compared to $25.3 million, or 1.34 percent, of total originated loans and leases at December 31, 2014. Including non-credit impaired loans acquired through business acquisitions, the GVA was $34.1 million as of September 30, 2015, which represents 0.86 percent of the total amount of such loans and leases, as compared to $28.2 million, or 0.85 percent, of the total amount of such loans and leases at December 31, 2014. The ALLL plus market discount for originated and acquired non-credit impaired loans and leases to the total amount of such loans and leases was 2.65 percent at September 30, 2015 versus 3.37 percent at December 31, 2014. The Company provided $735 thousand and $6.2 million to its provision for loan and lease losses during the three and nine months ended September 30, 2015.

The Company acquired the BPNA branches in 2014, Private Bank of California during 2013 and Beach Business Bank and Gateway Bancorp during 2012, and their loans and leases were treated under ASC 805, accounting for acquisitions. The acquired loans and leases included loans that were accounted for under ASC 310-30, accounting for purchased credit impaired loans and leases (PCI loans). In addition, the Company acquired three pools of credit impaired re-performing seasoned SFR mortgage loans during 2012, five pools of seasoned SFR mortgage loans during 2013 and three pools of seasoned SFR mortgage loans during the nine months ended September 30, 2015, which were partially PCI loans. The Company may recognize provisions for loan and lease losses in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield and purchased discount. On a quarterly basis, the Company determines whether it needs to re-forecast its expected cash flows for the PCI loans relating to the PBOC, Beach Business Bank and Gateway Bancorp acquisitions, and the seasoned SFR mortgage loan pools to be evaluated for potential impairment. The provision for loan and lease losses on PCI loans reflected a decrease in expected cash flows on PCI loans compared to those previously estimated. The impairment reserve for PCI loans was $206 thousand at September 30, 2015.

The following table provides information regarding activity in the allowance for loan and lease losses during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in thousands)
Allowance for loan and lease losses at beginning of period	$34,787	$22,627	$29,480	$18,805
Charge-offs:
Commercial and industrial	—	—	(33)	—
Commercial real estate	—	(65)	(259)	(65)
Multi-family	—	—	—	(3)
SBA	(29)	—	(84)	(17)
Construction	—	—	—	—
Lease financing	(759)	(227)	(848)	(227)
Single family residential mortgage	—	(18)	—	(375)
Other consumer	—	(2)	—	(211)
Total charge-offs	(788)	(312)	(1,224)	(898)
Recoveries:
Commercial and industrial	—	—	8	53
Commercial real estate	—	88	132	843
Multi-family	—	—	3	—
SBA	40	7	153	273
Construction	—	—	—	—
Lease financing	—	—	—	—
Single family residential mortgage	—	—	—	—
Other consumer	—	1	13	3
Total recoveries	40	96	309	1,172
Transfer from (to) held-for-sale		92	—	(613)
Provision for loan and lease losses	735	2,780	6,209	6,817
Allowance for loan and lease losses at end of period	$34,774	$25,283	$34,774	$25,283
Average total gross loans and leases held for investment	$4,500,071	$2,652,859	$4,115,784	$2,506,778
Total gross loans and leases held for investment at end of period	$4,730,077	$2,712,068	$4,730,077	$2,712,068
Ratios:
Annualized net loan charge-offs to average total gross loans held for investment	0.07%	0.03%	0.03%	(0.01)%
Allowance for loan and lease losses to total gross loans held for investment	0.74%	0.93%	0.74%	0.93%

The following table provides a summary of the allocation of the allowance for loan and lease losses by loan and lease category as well as loans and leases receivable for each category as of the dates indicated:

	September 30, 2015		December 31, 2014
	Allowance for Loan and Lease Losses	Loans and Leases Receivable	Allowance for Loan and Lease Losses	Loans and Leases Receivable
	(In thousands)
Commercial:
Commercial and industrial	$5,980	$822,690	$6,910	$490,900
Commercial real estate	3,919	690,862	3,840	999,857
Multi-family	5,710	823,415	7,179	955,683
SBA	615	52,985	335	36,155
Construction	1,191	39,475	846	42,198
Lease financing	2,083	162,504	873	85,749
Consumer:
Single family residential mortgage	14,001	2,013,450	7,192	1,171,662
Other consumer	1,275	124,696	2,305	166,918
Unallocated	—		—
Total	$34,774	$4,730,077	$29,480	$3,949,122

The increase in ALLL on single family residential (SFR) mortgage loans was mainly due to SFR mortgage loans transferred from held for sale of $476.9 million. The decrease in ALLL on multi-family loans was mainly due to sales of $242.6 million of such loans and a higher composition of loans acquired at fair value through business acquisitions in multi-family loans. At September 30, 2015, a large portion of multi-family loans were acquired from the BPNA Branch Acquisition, which included purchase discounts that led to a lower level of ALLL.

The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

	September 30, 2015	December 31, 2014	Amount Change	Percentage Change
	($ in thousands)
Loan and lease breakdown by ALLL evaluation type:
Originated:
Individually evaluated for impairment	$31,008	$29,287	$1,721	5.9%
Collectively evaluated for impairment	2,776,601	1,892,240	884,361	46.7%
Acquired through business acquisitions - non-impaired:
Individually evaluated for impairment	1,704	4,191	(2,487)	(59.3)%
Collectively evaluated for impairment	1,174,573	1,411,927	(237,354)	(16.8)%
Seasoned SFR mortgage loan pools - non-impaired	373,634	364,580	9,054	2.5%
Acquired with deteriorated credit quality	372,557	246,897	125,660	50.9%
Total loans and leases	$4,730,077	$3,949,122	$780,955	19.8%
ALLL breakdown:
Originated:
Individually evaluated for impairment	$512	$1,288	$(776)	(60.2)%
Collectively evaluated for impairment	31,419	25,263	6,156	24.4%
Acquired through business acquisitions - non-impaired:
Individually evaluated for impairment	—	—	—	N/A
Collectively evaluated for impairment	2,637	2,906	(269)	(9.3)%
Seasoned SFR mortgage loan pools - non-impaired	—	—	—	N/A
Acquired with deteriorated credit quality	206	23	183	795.7%
Total ALLL	$34,774	$29,480	$5,294	18.0%
Discount on purchased/acquired loans and leases:
Acquired through business acquisitions - non-impaired	$21,759	$17,866	$3,893	21.8%
Seasoned SFR mortgage loan pools - non-impaired	27,699	29,955	(2,256)	(7.5)%
Acquired with deteriorated credit quality	41,280	55,865	(14,585)	(26.1)%
Total discount	$90,738	$103,686	$(12,948)	(12.5)%
Ratios:
To originated loans and leases:
Individually evaluated for impairment	1.65%	4.40%	(2.75)%
Collectively evaluated for impairment	1.13%	1.34%	(0.21)%
Total ALLL	1.14%	1.38%	(0.24)%
To originated and acquired non-impaired loans and leases:
Individually evaluated for impairment	1.57%	3.85%	(2.28)%
Collectively evaluated for impairment	0.86%	0.85%	0.01%
Total ALLL	0.87%	0.88%	(0.01)%
Total ALLL and discount (1)	1.41%	1.42%	(0.01)%
To total loans and leases:
Individually evaluated for impairment	1.57%	3.85%	(2.28)%
Collectively evaluated for impairment	0.79%	0.77%	0.02%
Total ALLL	0.74%	0.75%	(0.01)%
Total ALLL and discount (1)	2.65%	3.37%	(0.72)%

(1)	Total ALLL plus discount divided by carrying value.

Servicing Rights

Total mortgage and SBA servicing rights were $41.6 million and $19.6 million at September 30, 2015 and December 31, 2014, respectively. The fair value of the mortgage servicing rights (MSRs) amounted to $40.8 million and $19.1 million and the amortized cost of the SBA servicing rights was $809 thousand and $484 thousand at September 30, 2015 and December 31, 2014, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans. The aggregate principal balance of the loans underlying our total MSRs and SBA servicing rights was $4.06 billion and $35.1 million, respectively, at September 30, 2015 and $1.92 billion and $22.2 million, respectively, at December 31, 2014. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 1.01 percent and 2.31 percent, respectively, at September 30, 2015 as compared to 0.99 percent and 2.18 percent, respectively, at December 31, 2014.

Deposits

The following table shows the composition of deposits by type as of the dates indicated:

	September 30, 2015	December 31, 2014	Change	Change
	($ in thousands)
Noninterest-bearing deposits	$1,011,169	$662,295	$348,874	52.7%
Interest-bearing demand deposits	1,458,208	1,054,828	403,380	38.2%
Money market accounts	1,238,180	1,074,432	163,748	15.2%
Savings accounts	814,230	985,646	(171,416)	(17.4)%
Certificates of deposits of under $100,000	394,217	449,580	(55,363)	(12.3)%
Certificates of deposits of $100,000 through $250,000	234,463	392,899	(158,436)	(40.3)%
Certificates of deposits of more than $250,000	271,523	52,151	219,372	420.6%
Total deposits	$5,421,990	$4,671,831	$750,159	16.1%

Total deposits increased by $750.2 million, or 16.1 percent, to $5.42 billion at September 30, 2015, compared to $4.67 billion at December 31, 2014. The increase was mainly due to increases in money market accounts, interest-bearing demand deposits, noninterest-bearing deposits, and certificates of deposit, partially offset by a decrease in savings accounts.

Federal Home Loan Bank Advances and Other Borrowings

At September 30, 2015, $400.0 million of the Bank's advances from the FHLB were fixed-rate and had interest rates ranging from 0.34 percent to 1.61 percent with a weighted average interest rate of 0.62 percent and $430.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.20 percent. At December 31, 2014, $400.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.19 percent to 0.82 percent with a weighted average interest rate of 0.31 percent, and $233.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.27 percent.

Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At September 30, 2015 and December 31, 2014, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $1.63 billion and $1.84 billion, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $22.4 million and $29.8 million at September 30, 2015 and December 31, 2014, respectively. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $554.0 million at September 30, 2015.

The Bank maintained a line of credit of $98.4 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $133.3 million with no outstanding borrowings at September 30, 2015. The Bank also maintained available unsecured federal funds lines of credit of $85.0 million and potential borrowings under repurchase agreements up to $361.4 million at September 30, 2015.

On March 30, 2015, Banc of California, Inc. established a line of credit of $20.0 million with an unaffiliated financial institution. The line has a maturity date of March 28, 2016 and a floating interest rate equal to a LIBOR rate plus 2.25 percent or a prime rate. The proceeds of the line are to be used for working capital purposes. The Company had no outstanding borrowings under this line of credit at September 30, 2015.

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

The Purchase Contracts and Amortizing Notes are accounted for separately. The Purchase Contract component of the TEUs is recorded in Additional Paid in Capital on the Consolidated Statements of Financial Condition. The Amortizing Note component is recorded in Long Term Debt on the Consolidated Statements of Financial Condition. The relative fair values of the Amortizing Notes and Purchase Contracts were estimated to be approximately $14.6 million and $54.4 million, respectively. Total issuance costs associated with the TEUs were $4.0 million (including the underwriter discount of $3.3 million), of which $857 thousand was allocated to the liability component and $3.2 million was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs is being amortized over the term of the Amortizing Notes. Net proceeds of $65.0 million from the issuance of the TEUs were designated to partially finance the BPNA Branch Acquisition and for general corporate purposes.

Reserve for Unfunded Loan Commitments

The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors is determined based on the outstanding loan balance of the same customer or outstanding loans that shares similar credit risk exposure are used to determine the adequacy of the reserve. As of September 30, 2015 and December 31, 2014, the reserve for unfunded loan commitments was $1.7 million and $1.9 million, respectively.

The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$2,075	$1,435	$1,869	$1,439
Provision for unfunded loan commitments	(339)	382	(133)	378
Balance at end of period	$1,736	$1,817	$1,736	$1,817

Reserve for Loss on Repurchased Loans

Reserve for loss reimbursements on sold loans was $9.1 million and $8.3 million at September 30, 2015 and December 31, 2014, respectively. This reserve relates to our single family residential mortgage business. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. We maintain a reserve for loss on repurchased loans to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demand for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors. Provisions added to the reserve for loss on repurchased loans are initially recorded against net revenue on mortgage banking activities at the time of sale, and any subsequent increase or decrease in the provision is then recorded under non-interest expense in the Consolidated Statements of Operations as an increase or decrease to provision for loan repurchases.

The following table presents a summary of activity in the reserve for loss on repurchased loans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$9,411	$6,174	$8,303	$5,427
Provision for loan repurchases	716	1,556	3,617	3,094
Payments made for loss reimbursement on sold loans	(1,029)	(685)	(2,822)	(1,476)
Balance at end of period	$9,098	$7,045	$9,098	$7,045

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

At September 30, 2015, there were $135.5 million of approved loan origination commitments, $423.0 million of unused lines of credit and $10.6 million of outstanding letters of credit. Certificates of deposit maturing in the next 12 months totaled $659.4 million and $680.0 million of FHLB advances had maturities of less than 12 months at September 30, 2015.

Based on the competitive deposit rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank, although no assurance can be given in this regard. At September 30, 2015, the Company maintained $379.0 million of cash and cash equivalents, which was 5.2 percent of total assets. In addition, the Bank had the ability at September 30, 2015 to borrow an additional $554.0 million from the FHLB and $98.4 million from the Federal Reserve Bank. The Bank also maintained available unsecured federal funds lines of credit of $85.0 million and repurchase agreements of up to $361.4 million at September 30, 2015.

Commitments

The following table presents information as of September 30, 2015 regarding the Company’s commitments and contractual obligations:

	Commitments and Contractual Obligations
	Total Amount Committed	Less Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
	(In thousands)
Commitments to extend credit	$135,501	$90,541	$31,482	$4,139	$9,339
Unused lines of credit	423,035	261,334	34,454	34,890	92,357
Standby letters of credit	10,622	5,527	4,317	—	778
Total commitments	$569,158	$357,402	$70,253	$39,029	$102,474
FHLB advances	$830,000	$680,000	$125,000	$25,000	$—
Long-term debt	346,512	21,064	35,228	31,088	259,132
Operating and capital lease obligations	49,090	14,158	19,071	8,945	6,916
Certificate of deposits	900,203	659,398	225,607	13,809	1,389
Total contractual obligations	$2,125,805	$1,374,620	$404,906	$78,842	$267,437

Regulatory Capital

The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Amount	Ratio	Minimum Capital Requirement	Ratio	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions	Ratio
	($ in thousands)
September 30, 2015
Banc of California, Inc.
Total risk-based capital ratio	$619,804	12.56%	$394,626	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	594,795	12.06%	295,969	6.00%	N/A	N/A
Common equity tier 1 capital ratio	404,131	8.19%	221,977	4.50%	N/A	N/A
Tier 1 leverage ratio	594,795	8.97%	265,377	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$734,134	14.93%	$393,421	8.00%	$491,776	10.00%
Tier 1 risk-based capital ratio	697,624	14.19%	295,066	6.00%	393,421	8.00%
Common equity tier 1 capital ratio	697,624	14.19%	221,299	4.50%	319,654	6.50%
Tier 1 leverage ratio	697,624	10.53%	265,049	4.00%	331,312	5.00%
December 31, 2014
Banc of California, Inc.
Total risk-based capital ratio	$473,656	11.28%	$335,829	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	442,307	10.54%	167,914	4.00%	N/A	N/A
Tier 1 leverage ratio	442,307	8.57%	206,502	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$503,727	12.04%	$334,834	8.00%	$418,543	10.00%
Tier 1 risk-based capital ratio	472,378	11.29%	167,417	4.00%	251,126	6.00%
Tier 1 leverage ratio	472,378	9.17%	206,095	4.00%	257,619	5.00%

During the nine months ended September 30, 2015, the Company purchased corporate bonds that include bank debts of $69.2 million. These bank debts are qualified for the non-significant investments in the capital of unconsolidated financial institutions in the form of tier 2 capital. Total amount of these investments is required to be deducted from tier 2 capital for the amount above the threshold defined in the regulatory capital guidelines.

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

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	Originating and purchasing adjustable-rate mortgage loans,

•	Originating shorter-term consumer loans,

•	Acquiring short duration securities for the investment portfolio,

•	Managing our deposits to establish stable deposit relationships,

•	Using FHLB advances and/or certain derivatives such as swaps to align maturities and repricing terms, and

•	Attempting to limit the percentage of fixed-rate loans in our portfolio.

•	Changing the mix of our business and assets

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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income

The following table presents the projected change in the Bank’s net portfolio value at September 30, 2015 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change.

	September 30, 2015
Change in Interest Rates in Basis Points (bp) (1)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
	($ in thousands)
+200 bp	$961,596	$(91,344)	(8.7)%	$241,666	$(3,994)	(1.6)%
+100 bp	1,011,676	(41,264)	(3.9)%	244,411	(1,249)	(0.5)%
0 bp	1,052,940			245,660
-100 bp	1,082,441	29,501	2.8%	244,131	(1,529)	(0.6)%

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of September 30, 2015 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three and nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, on December 14, 2011, CMG Financial Services, Inc. (CMG) initiated a patent lawsuit against Pacific Trust Bank, the predecessor of the Bank, in the United States District Court for the Central District of California (the Court) alleging infringement of U.S. Patent No. 7,627,509 (the Action) relating to the origination and servicing of loans with characteristics similar to the Bank’s Green Accounts, a product that the Bank no longer originates. On September 19, 2014, the Court entered final judgment in favor of the Bank, declaring CMG’s patent invalid and dismissing the suit against the Bank, with prejudice. On September 25, 2014, CMG filed a notice of appeal of the final judgment with the U.S. Court of Appeals for the Federal Circuit. After oral argument before a three judge panel for the Federal Circuit, the judgment in favor of the Bank was affirmed by the U.S. Court of Appeals on September 15, 2015. CMG has 90 days from the date of the entry of the U.S. Court of Appeal's decision to file a petition for a writ of certiorari with the United States Supreme Court to seek review of the U.S. Court of Appeal’s decision. The Company and its counsel believe that U.S. Court of Appeal's decision is correct and that resolution of this matter is not expected to have a material impact on the Company’s business, financial condition or results of operations, though no assurance can be given in this regard.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors that appeared under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From July 1, 2015 to July 31, 2015	—	$—	—	—
From August 1, 2015 to August 31, 2015	—	$—	—	—
From September 1, 2015 to September 30, 2015	—	$—	—	—
Total	—	$—	—

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 - OTHER INFORMATION

On November 4, 2015, James J. McKinney, who currently serves as Executive Vice President and Chief Accounting Officer of the Company and the Bank, was promoted to Chief Financial Officer of the Company and the Bank, effective November 15, 2015.  Mr. McKinney will continue to serve as the Company’s principal accounting officer, in addition to serving as principal financial officer, until a new principal accounting officer is selected.  Mr. McKinney’s biographical information and business experience prior to joining the Company and the Bank, as well as a description of his employment agreement with the Bank, is contained in the Current Report on Form 8-K filed by the Company on August 4, 2015 and is incorporated herein by reference.

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
(i)

10.3	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	(i)

10.4	Employment Agreement, dated as of November 5, 2012, by and among the Registrant and Ronald J. Nicolas, Jr.	(i)

10.4A	Separation and Settlement Agreement, dated as of August 12, 2015, by and between the Registrant and Ronald J. Nicolas, Jr.	(qq)

10.5	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	(cc)

10.6	Registrant’s 2011 Omnibus Incentive Plan	(j)

10.7A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(m)

10.7B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(m)

10.7C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(m)

10.8	Registrant’s 2003 Stock Option and Incentive Plan	(k)

10.9	Registrant’s 2003 Recognition and Retention Plan	(k)

10.10	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between the Registrant and the Secretary of the United States Treasury	(f)

10.11	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(n)

10.12	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey T. Seabold	(z)

10.12A	Amended and Restated Employment Agreement, effective as of April 1, 2015, by and among Banc of California, National Association, and Jeffrey T. Seabold	(kk)

10.13	Registrant’s 2013 Omnibus Stock Incentive Plan	(r)

10.13A	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	(dd)

10.13E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	(dd)

10.13F	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(gg)

10.13G	Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(gg)

10.13H	Form of Performance Unit Agreement under 2013 Omnibus Stock Incentive Plan	(kk)

10.13I	Form of Performance-Based Incentive Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	(kk)

10.13J	Form of Performance-Based Non-Qualified Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	(kk)

10.13K	Form of Performance-Based Restricted Stock Agreement under the 2013 Omnibus Stock Incentive Plan.	(kk)

10.14	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Offices, dated as of May 31, 2013, between Pacific Trust Bank and AmericanWest Bank	(t)

10.15	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	(u)

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
(hh)

10.20	Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(nn)

10.21	Amendment to Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(oo)

10.22	Employment Agreement, dated as of July 29, 2015, by and among the Registrant and James J. McKinney	(pp)

10.23	Agreement of Purchase and Sale, dated as of October 2, 2015, by and between The Realty Associates Fund IX, L.P. and Banc of California, National Association	(ii)

11.0	Statement regarding computation of per share earnings	(rr)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)	31.2

31.3	Rule 13a-14(a) Certification (Chief Accounting Officer)	31.3

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.

(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference.

(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.

(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.

(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.

(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference.

(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.

(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference.

(i)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(j)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(k)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(l)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(m)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(n)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.

(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 17, 2013 and incorporated herein by reference.

(r)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(s)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.

(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.

(w)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(x)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference.

(y)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(z)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(aa)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference.

(cc)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(dd)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(ee)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(ff)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(gg)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(hh)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

(ii)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 2, 2015 and incorporated herein by reference.

(jj)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(kk)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

(ll)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

(mm)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.

(nn)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 28, 2015 and incorporated herein by reference.

(oo)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 16, 2015 and incorporated herein by reference.

(pp)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference.

(qq)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on August 12, 2015 and incorporated herein by reference.

(rr)	Refer to Note 17 of the Notes to Consolidated Financial Statements contained in Item 1 of Part I of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	November 6, 2015	/s/ Steven A. Sugarman
Steven A. Sugarman
Chairman/President/Chief Executive Officer

Date:	November 6, 2015	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Executive Vice President/Chief Financial Officer

Date:	November 6, 2015	/s/ James J. McKinney
James J. McKinney
Executive Vice President/Chief Accounting Officer