Form 10-K
period 2015-12-31
BANC OF CALIFORNIA, INC.
filed 2016-02-18
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35522
BANC OF CALIFORNIA, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-3639825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
18500 Von Karman Ave, Suite 1100, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (855) 361-2262

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Depositary Shares each representing a 1/40th Interest in a share of 8.00% Non-Cumulative Perpetual Preferred Stock, Series C	New York Stock Exchange
Depositary Shares each representing a 1/40th Interest in a share of 7.375% Non-Cumulative Perpetual Preferred Stock, Series D	New York Stock Exchange
Depositary Shares each representing a 1/40th Interest in a share of 7.00% Non-Cumulative Perpetual Preferred Stock, Series E	New York Stock Exchange
7.50% Senior Notes Due April 15, 2020	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange as of June 30, 2015, was $490.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant). As of February 11, 2016, the registrant had outstanding 38,345,695 shares of voting common stock and 37,355 shares of Class B non-voting common stock.
DOCUMENTS INCORPORATED BY REFERENCE
PART III of Form 10-K—Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held in 2016.

BANC OF CALIFORNIA, INC.

FORM 10-K

December 31, 2015

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

Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:

i.
risks that the Company’s merger and acquisition transactions may disrupt current plans and operations and lead to difficulties in customer and employee retention, risks that the amount of the costs, fees, expenses and charges related to these transactions could be significantly higher than anticipated and risks that the expected revenues, cost savings, synergies and other benefits of these transactions might not be realized to the extent anticipated, within the anticipated timetables, or at all;

ii.	risks that funds obtained from capital raising activities will not be utilized efficiently or effectively;

iii.	a worsening of current economic conditions, as well as turmoil in the financial markets;

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

v.	the quality, credit and composition of our securities portfolio;

vi.	changes in general economic conditions, either nationally or in our market areas, or in financial markets;

vii.
continuation of or changes in the historically low short-term interest rate environment, changes in the levels of general interest rates, volatility in the interest rate environment, the relative differences between short- and long-term interest rates, deposit interest rates, and our net interest margin and funding sources;

viii.	fluctuations in the demand for loans and leases, the number of unsold homes and other properties and fluctuations in commercial and residential real estate values in our market area;

ix.
results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values, or increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, could adversely affect our liquidity and earnings;

x.
legislative or regulatory changes that adversely affect our business, including changes in regulatory capital or other rules and changes that could result if we grow to over $10 billion in total assets;

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

xxiii.
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board (FASB) or their application to our business, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

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

PART I

Item 1. Business
General
Banc of California, Inc., a financial holding company regulated by the Federal Reserve Board, is focused on empowering California's diverse private business, entrepreneurs and communities. It is the parent company of Banc of California, National Association, a California based bank that is regulated by the Office of the Comptroller of the Currency (the Bank), and The Palisades Group, LLC, an SEC-registered investment advisor (The Palisades Group). The Bank has one wholly owned subsidiary, CS Financial, Inc. (CS Financial), a mortgage banking firm. Banc of California, Inc. was incorporated under Maryland law in March 2002, and was formerly known as "First PacTrust Bancorp, Inc.", and changed its name to “Banc of California, Inc.” in July 2013. Unless the context indicates otherwise, all references to “Banc of California, Inc.” refer to Banc of California, Inc. excluding its consolidated subsidiaries and all references to the “Company,” “we,” “us” or “our” refer to Banc of California, Inc. including its consolidated subsidiaries.
On November 1, 2010, the Company was recapitalized by outside investors with the goal of creating California's Bank: a full-service, bank focused on California and empowering the dreams of California’s diverse private businesses, entrepreneurs and communities.
Since that time, the Company has grown from less than $1 billion in total assets to more than $8 billion in total assets at December 31, 2015. This has resulted from both strong organic growth and opportunistic acquisitions. Over the previous five years, the Company completed seven acquisitions: three whole bank transactions (Gateway Bancorp, Beach Business Bank, and The Private Bank of California), the acquisitions of The Palisades Group, CS Financial, and Renovation Ready, and the acquisition of California branch locations from Banco Popular North America.
The Bank is headquartered in Irvine, California and at December 31, 2015, the Bank had 90 California banking locations including 35 full service branches in San Diego, Orange, Santa Barbara, and Los Angeles Counties.
The Company’s vision is to be California’s Bank. It pursues this vision through its mission of empowering California’s Diverse Private Businesses, Entrepreneurs and Communities. The Company focuses on three core values: operational excellence, superior analytics and entrepreneurialism.
Banc of California’ mission and vision guide its strategic plan. The Company is focused on California and core banking products and services designed to cater to the unique needs of California's diverse private businesses, entrepreneurs and communities. During 2015, the Bank was awarded an Outstanding rating for Community Reinvestment Act (CRA) activities by the Office of the Comptroller of the Currency (OCC). As of December 31, 2015, we were the largest independent public bank in California with an Outstanding CRA rating.
As part of delivering on our value proposition to clients, we offer a variety of financial products and services designed around our target client in order to serve all of their banking and financial needs. This includes both deposit products offered through the Company's multiple channels that include retail banking, business banking and private banking, as well as lending products including residential mortgage lending, commercial lending, commercial real estate lending, multifamily lending, and specialty lending including Small Business Administration (SBA) lending, commercial specialty finance and construction lending.
The Bank’s deposit and banking product and service offerings include checking, savings, money market, certificates of deposit, retirement accounts as well as online, telephone, and mobile banking, automated bill payment, cash and treasury management, master demand accounts, foreign exchange, interest rate swaps, trust services, card payment services, remote and mobile deposit capture, ACH origination, wire transfer, direct deposit, and safe deposit boxes. Bank customers also have the ability to access their accounts through a nationwide network of over 55,000 surcharge-free ATMs.
The Bank’s lending activities are focused on providing financing to California’s diverse private businesses, entrepreneurs, homeowners and are often secured against California commercial and residential real estate. In 2015, the Bank closed over $7 billion in new loans.
The principal executive offices of the Company are located at 18500 Von Karman Avenue, Suite 1100, Irvine, California, and its telephone number is (855) 361-2262.
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
Operating Segments
Our operations are managed based on the operating results of four reportable segments: Commercial Banking, Mortgage Banking, Financial Advisory, and Corporate/Other. Our chief operating decision-maker uses financial information from our four reportable segments to make operating and strategic decisions. For financial information about our reportable segments, see Note 22 of the Notes to Consolidated Financial Statements in Item 8.
Business Units
The Commercial Banking segment includes ten business units: Retail Banking, Commercial Banking, Private Banking, Financial Institutions Banking, Residential Portfolio Lending, Commercial Real Estate and Multifamily Lending, Construction and Rehab Lending, SBA Lending, Commercial Specialty Finance, and Warehouse Lending.

•
Retail Banking. Retail Banking includes the Company’s 35 branch locations across Southern California and provides distribution points for gathering core deposit and lending relationships. Our retail branch locations are concentrated in Southern California's centers of economic activity and growth.

•
Commercial Banking. Commercial Banking serves the needs of entrepreneurs and business owners through proactive advice, dedicated service and a full suite of deposit, treasury management and lending products and services. Commercial Banking is bifurcated into two teams, middle market Commercial Banking and Business Banking. Middle market Commercial Banking focuses on companies with annual revenues over $25 million, which generally have larger lending needs and more complex deposit and treasury management needs. Business Banking, which was launched during the fourth quarter of 2015, focuses on companies with annual revenues of less than $25 million and locally owned, growth oriented, generally lower lending needs, but represents an attractive deposit gathering opportunity.

•
Private Banking. Private Banking caters primarily to high net worth individuals, entrepreneurs, and business owners, and their respective business managers and fiduciaries. The Private Banking unit was formed through the Company’s acquisition of The Private Bank of California in July 2013. Since the time of acquisition, deposit balances in the Private Banking unit have more than doubled to $1.1 billion as of December 31, 2015. The Company has announced that it plans to open two new Private Banking offices in Calabasas and Woodland Hills, California during 2016.

•
Financial Institutions Banking. Financial Institutions Banking provides specialized deposit products and services to registered investment advisors, broker dealers, family offices, hedge funds, private equity funds and other financial services companies. Its products include a variety of escrow products, trust services, special use accounts and standard business accounts. Additionally, it offers lending products, which include securities-backed credit facilities, insurance-backed loans, alternative asset-backed lines of credit and term loans, and leverage to hedge funds and private equity funds.

•
Residential Portfolio Lending. Residential Portfolio Lending provides jumbo residential mortgage loans for California’s entrepreneurs and homeowners. Loan programs are designed to meet the needs of Private Banking clients, business owners and entrepreneurs. Lending products offered are primarily jumbo balance, hybrid adjustable-rate mortgage (ARM) loans and are originated through partnerships with Private Banking, Retail Banking and the Company’s mortgage banking division, Banc Home Loans.

•
Commercial Real Estate and Multifamily Lending. Commercial Real Estate and Multifamily Lending provides lending products catering to California’s entrepreneurial real estate investors. Its lending activities are focused on income-producing commercial real estate and multifamily properties for the California private entrepreneur who has experience in owning, managing and investing in commercial and multifamily properties.

•
Construction and Rehabilitation Lending. Construction and Rehabilitation Lending provides construction and rehabilitation loans to California’s entrepreneurs and business owners. The Construction and Rehabilitation Lending unit was formed through the Company’s acquisition of RenovationReady in January 2014. It provides short term and permanent loan programs to builders, investors and homeowners to construct or renovate residential or commercial real estate. In addition to portfolio loan products, through Construction and Rehabilitation Lending, the Company offers Federal Housing Administration (FHA) 203(k) loans and Fannie Mae construction to permanent loans.

•
SBA Lending. SBA Lending provides highly targeted SBA lending expertise, programs and advice to entrepreneurs seeking growth capital for acquisitions, working capital, or other capital investments. Although the Company offers all SBA lending programs, the unit’s primary goal is to be the leader in SBA 7(a) financing.

•
Commercial Specialty Finance. Commercial Specialty Finance, launched in the third quarter of 2012, offers equipment financing, leasing and working capital solutions to support the growth of small and medium-sized businesses. Additionally, the unit offers a small commercial lending loan product, targeted at small businesses with credit needs less than $1 million, which is distributed through the Retail Banking locations.

•	Warehouse Lending. Warehouse Lending provides warehouse lines of credit to mortgage and commercial multifamily lenders.
The Mortgage Banking segment is comprised entirely of the Company’s mortgage banking business, operated under the trade name of Banc Home Loans, which originates primarily agency, government, and conforming mortgage loans.
The Financial Advisory segment is comprised entirely of The Palisades Group, which provides services related to the purchase, sale and management of single-family residential mortgage loans.
Recent Transactions
Branch Sales
On September 25, 2015, the Bank completed a branch sale transaction to Americas United Bank, a California banking corporation (AUB). In the transaction, the Bank sold two branches and certain related assets and deposit liabilities to AUB. The transaction included a transfer of $46.9 million of deposits to AUB. Additionally, as part of the transaction, the leases related to both locations were assumed by AUB. The Company recognized a gain of $163 thousand from this transaction, which is included in Other Income in the Consolidated Statements of Operations.
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

During the year ended December 31, 2015, the Company finalized its purchase accounting for the BPNA Branch Acquisition and recorded the measurement period adjustments. The measurement period adjustments included recording Goodwill of $7.7 million, an additional discount of $7.4 million to Loans and Leases Receivable, and an additional premium of $292 thousand to Deposits. Recorded in the Consolidated Statements of Operations, the cumulative life to date measurement period adjustments related to the loan discount and deposit premium amortization were a $33 thousand decrease in Interest and Dividend Income on Loans and a $110 thousand decrease in Interest Expense on Deposits, respectively.
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
The RenovationReady acquisition was accounted for under U.S. generally accepted accounting principles (GAAP) guidance for business combinations. The purchased identifiable intangible assets and assumed liabilities were recorded at their estimated fair values as of January 31, 2014. The Company recorded $2.2 million of goodwill and $761 thousand of other intangible assets. The other intangible assets are related to a customer relationship intangible.
For additional information regarding this transaction, see Note 2 of the Notes to Consolidated Financial Statements in Item 8.
Lending Activities
General
The Company offers a number of commercial and consumer loan products, including commercial and industrial loans, commercial real estate loans, multi-family loans, SBA guaranteed business loans, construction and renovation loans, lease financing, single family residential (SFR) mortgage loans, warehouse loans, asset-, insurance- or security-backed loans, home equity lines of credit (HELOCs), consumer and business lines of credit, and other consumer loans.
Legal lending limits are calculated in conformance with OCC regulations, which prohibit a national bank from lending to any one individual or entity or its related interests on any amount that exceeds 15 percent of the bank’s capital and surplus, plus an additional 10 percent of the bank’s capital and surplus, if the amount that exceeds the bank’s 15 percent general limit is fully secured by readily marketable collateral. At December 31, 2015, the Bank’s authorized legal lending limits for loans to one borrower were $114.5 million for unsecured loans plus an additional $76.4 million for specific secured loans.
At December 31, 2015, the Company's loans held-for-sale and total loans and leases held-for-investment were $668.8 million or 8.1 percent of total assets and $5.18 billion or 63.0 percent of total assets, respectively, compared to $1.19 billion or 19.9 percent of total assets $3.95 billion or 66.1 percent of total assets at December 31, 2014, respectively. For additional information concerning changes in loans and leases, see "Loans Held-for-Sale" and "Loans and Leases Receivable" in Item 7.
Governance
The Company conducts its lending activities under a system of risk governance controls. Key elements of our risk governance structure include our risk appetite framework and risk appetite statement. The risk appetite framework adopted by the Company and the Bank has been developed in conjunction with the Company’s strategic and capital plans. The strategic and capital plans articulate the Board-approved balance sheet and loan concentration targets and the appropriate level of capital to properly manage our risks.
The risk appetite framework provides the overall approach, including policies, processes, controls, and systems through which the risk appetite is established, communicated, and monitored. The risk appetite framework utilizes a risk assessment process to identify inherent risks across the Company, gauges the effectiveness of our internal controls, and establishes tolerances for residual risk in each of the regulatory risk categories: credit, market (interest rate and price risks), liquidity, operational, compliance, strategic, and reputational. Each risk category is assigned risk ratings with a target overall residual risk rating for the organization. The risk appetite framework includes a risk appetite statement, risk limits, and an outline of roles and responsibilities of those overseeing the implementation and monitoring of the framework. The risk appetite statement is an expression of the maximum level of residual risk that we are prepared to accept in order to achieve our business objectives. Defining, communicating, and monitoring risk appetite are fundamental to a safe and sound control environment and a risk-focused culture. The Board of Directors establishes the Company’s strategic objectives and approves the Company’s risk appetite statement, which is developed in collaboration with the chief executive officer, chief risk officer, general counsel, chief financial officer, and other executive leadership. The executive team translates the Board-approved strategic objectives and the risk appetite statement into targets and constraints for business lines and legal entities to follow.
The risk appetite framework is supported by an enterprise risk management program. Enterprise risk management at the Company and Bank integrates all risk efforts under one common framework. Key elements of enterprise risk management that are intended to support prudent lending activities include:

•
Policies—The Bank's loan policy articulates the credit culture of our lending business and provides clarity around encouraged and discouraged lending activities. Additional policies cover key business segments of the portfolio (for example the Bank's Commercial Real Estate Policy) and other important aspects supporting the Bank's lending activities (for example policies relating to appraisals, risk ratings, fair lending, etc).

•
Credit Approval Authorities—All material credit exposures of the Bank are approved by a credit risk management group that is independent of the business units. Above this threshold, credit approvals are made by the chief credit officer or an executive management credit committee of the Bank. The joint enterprise risk committee of the Company's Board of Directors and the Bank's Board of Directors reviews/approves material loan pool purchases/divestitures and any other transactions as appropriate.

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

•
Stress Testing–The Bank has developed a stress test policy and stress testing methodology as a tool to evaluate our loan portfolio, capital levels and strategic plan with the objective of ensuring that our loan portfolio and balance sheet concentrations are consistent with the Board-approved risk appetite and strategic and capital plans.

•
Loan Portfolio Management—The Bank has an internal asset review committee that formally reviews the loan portfolio on a regular basis. Risk rating trends, loan portfolio performance, including delinquency status, and the resolution of problem assets are reviewed and evaluated.

•
Commercial Real Estate Loan Pricing, Multi-Family Loan Pricing and Residential Loan Pricing—Regular discussions occur between the areas of executive management, Treasury, Capital Markets, Credit and Risk Management and the business units with regard to the pricing of our loan products. These groups meet to ensure that the Bank is pricing its products appropriately to meet our strategic and capital plans while ensuring an appropriate return for stockholders.

Commercial and Industrial Loans
Commercial and industrial loans are made to finance operations, provide working capital, or to finance the purchase of assets, equipment or inventory. A borrower’s cash flow from operations is generally the primary source of repayment. Accordingly, our policies provide specific guidelines regarding debt coverage and other financial ratios. Commercial and industrial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and guarantor(s) and generally are collateralized by short-term assets such as accounts receivable, inventory, equipment or real estate and have a maturity of one year or less. Commercial term loans are typically made to finance the acquisition of fixed assets or refinance short-term debt originally used to purchase fixed assets. Commercial term loans generally have terms of one to five years. They may be collateralized by the asset being acquired or other available assets.
Commercial and industrial loans include short-term secured and unsecured business and commercial loans with maturities typically ranging up to 5 years (up to 10 years if a SBA loan), accounts receivable financing typically for 1-5 years (up to 10 years if a SBA loan), and equipment leases up to 6 years. The interest rates on these loans generally are adjustable and usually are indexed to The Wall Street Journal’s prime rate or London Interbank Offering Rate (LIBOR) and will vary based on market conditions and be commensurate to the credit risk. Where it can be negotiated, loans are written with a floor rate of interest. Generally, lines of credit are granted for no more than a 12-month period.

Commercial and industrial loans, including accounts receivable and inventory financing, generally are made to businesses that have been in operation for at least 5 years (or less if a SBA loan), including start-ups. To qualify for such loans, prospective borrowers generally must have a conservative debt-to-net worth ratio, operating cash flow sufficient to demonstrate the ability to pay obligations as they become due, and good payment histories as evidenced by credit reports. We attempt to control our risk by generally requiring loan-to-value (LTV) ratios of not more than 80 percent and by closely and regularly monitoring the amount and value of the collateral in order to maintain that ratio.
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
Commercial and industrial loan growth also assists in the growth of our deposits because many commercial loan borrowers establish noninterest-bearing and interest-bearing demand deposit accounts and banking services relationships with us. Those deposit accounts help us to reduce our overall cost of funds and those banking service relationships provide us with a source of non-interest income.
Commercial Real Estate Lending and Multi-Family Real Estate Lending
Commercial real estate and multi-family real estate loans are secured primarily by multi-family dwellings, industrial/warehouse buildings, anchored and non-anchored retail centers, office buildings and hospitality properties, on a limited basis, primarily located in the Company’s market area, and throughout the West Coast.
The Company’s loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. LTV ratios on these loans typically do not exceed 75 percent of the appraised value of the property securing the loan. These loans typically require monthly payments, may contain balloon payments and generally have maximum maturities of 30 years.
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
Small Business Administration Loans
The Company provides numerous SBA loan products through the Bank. The Bank’s Preferred Lender Program (PLP) status generally gives it the authority to make the final credit decision and have most servicing and liquidation authority.

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
The Company’s portfolio of SBA loans is subject to certain risks, including, but not limited to: (i) the effects of economic downturns on the Southern California economy; (ii) interest rate increases; (iii) deterioration of the value of the underlying collateral; and (iv) deterioration of a borrower’s or guarantor's financial capabilities. We attempt to reduce the exposure of these risks through: (i) reviewing each loan request and renewal individually; (ii) adhering to written loan policies; (iii) adhering to SBA policies and regulations; (iv) obtaining independent third party appraisals; and (v) obtaining external independent credit reviews. SBA loans normally require monthly installment payments of principal and interest and therefore are continually monitored for past due conditions. In general, the Company receives and reviews financial statements and other documents of borrowing customers on an ongoing basis during the term of the relationship and responds to any deterioration identified.
Commercial Lease Financing
Commercial equipment leasing and financing was introduced as a product in the third quarter of 2012 to meet the needs of small and medium-sized businesses for growth through investments in commercial equipment. The Company provides full payout capital leases and equipment finance agreements for essential use equipment to small and medium sized business nationally. The terms are 1 to 7 years in length and generally provide more flexibility to meet the equipment obsolescence needs of small and medium sized businesses than traditional business loans.
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
In the retail business, Company loan officers are located either in our call center in Irvine, Bank branches in San Diego, Orange, Santa Barbara and Los Angeles Counties, or loan production offices throughout California and in Arizona, Oregon, Virginia, Indiana, Colorado, Idaho, and Nevada, and originate mortgage loans directly to consumers. The wholesale mortgage business originates residential mortgage loans submitted to the Company by outside mortgage brokers for underwriting and funding. The correspondent mortgage business acquires residential mortgage loans originated by outside mortgage bankers. The Company does not originate loans defined as high cost by state or federal regulators.

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
Conforming SFR Mortgage Loans: The Company offers conventional mortgages eligible for sale to Fannie Mae or Freddie Mac, government insured Federal Housing Administration (FHA) and Veteran Affairs (VA) mortgages eligible for sale to Ginnie Mae mainly through its Mortgage Banking segment. These loans are originated to sell into the secondary market on a whole loan basis.
Generally, the Company requires private mortgage insurance for conventional loans with a loan to value greater than 80 percent of the lesser of the appraised value or purchase price, and FHA insurance or a VA guaranty for government loans.
Non-Conforming SFR Mortgage Loans: The Company also offers non-conforming loans where the loan amount exceeds Fannie Mae or Freddie Mac limits, or the guidelines do not conform to Fannie Mae or Freddie Mac guidelines. A majority of the Company’s originations for non-conforming SFR mortgage loans are collateralized by real properties located in Southern California.
The Company currently originates non-conforming SFR mortgage loans on either a fixed or an adjustable rate basis, as consumer demand and the Bank’s risk management dictates. The Company’s pricing strategy for SFR mortgage loans includes setting interest rates that are competitive with other local financial institutions and mortgage originators.
The Company currently originates SFR mortgage loans on either a fixed or an adjustable rate basis, as consumer demand and the Bank’s risk management dictates. The Company’s pricing strategy for SFR mortgage loans includes setting interest rates that are competitive with other local financial institutions and mortgage originators.
ARM loans are offered with flexible initial repricing dates, ranging from one year to ten years, and periodic repricing dates through the life of the loan. The Company uses a variety of indices to reprice ARM loans. The Company originates non-conforming loans for sale in the secondary market, as well as for investment, depending upon market conditions and the Company's investment strategies. During the year ended December 31, 2015, the Company originated $523.8 million of held-for-investment SFR ARM loans with terms up to 30 years. Of total SFR mortgage loans at December 31, 2015, $269.7 million, or 12.0 percent, were fixed rate, and $1.99 billion, or 88.0 percent, were adjustable rate. Of total SFR mortgage loans at December 31, 2014, $272.6 million, or 23.3 percent, were fixed rate, and $899.1 million, or 76.7 percent, were adjustable rate.
The Company also offers interest only loans, which have payment features that allow interest only payments during the first five, seven, or ten years during which time the interest rate is fixed before converting to fully amortizing payments. Following the expiration of the fixed interest rate, the interest rate and payment begins to adjust on an annual basis, with fully amortizing payments that include principal and interest calculated over the remaining term of the loan. The loan can be secured by owner or non-owner occupied properties that include single family units and second homes. For additional information, see “Non-Traditional Mortgage Portfolio” and “Non-Traditional Mortgage Loan Credit Risk Management” under “Loans and Leases Receivable” in Item 7.
Seasoned SFR Mortgage Loans: The Company has also purchased pools of seasoned SFR mortgage loans, primarily through The Palisades Group. The Company has established a proprietary, multifaceted due diligence process for acquisitions of seasoned SFR mortgage loan pools. Prior to acquiring mortgage loans, the Company, sub-advisors or due diligence partners will review the loan portfolio and conduct certain due diligence on a loan by loan basis, preparing a customized version of its diligence plan for each mortgage loan pool being reviewed that is designed to address certain identified pool specific risks. The diligence plan generally reviews several factors, including but not limited to, obtaining and reconciling property value, reviewing chains of title, reviewing assignments, confirming lien position, reviewing regulatory compliance, updating borrower credit, certifying collateral, reviewing modification agreements and reviewing servicing notes. For additional information, see “Seasoned SFR mortgage Loan Acquisition” and “Seasoned SFR mortgage Loan Acquisition Due Diligence” under “Loans and Leases Receivable” in Item 7.
Construction Loans
Our construction loans primarily relates to single family residential properties. The Company may in the future originate or purchase loans or participations in construction, renovation and rehabilitation loans on residential, multi-family and/or commercial real estate properties.

Other Consumer Loans
The Company offers a variety of secured consumer loans, including second deed of trust home equity loans and HELOCs and loans secured by savings deposits. The Company also offers a limited amount of unsecured loans. The Company originates consumer and other real estate loans primarily in its market area. Consumer loans generally have shorter terms to maturity or variable interest rates, which reduce our exposure to changes in interest rates, and carry higher rates of interest than do conventional SFR mortgage loans. Management believes that offering consumer loan products helps to expand and create stronger ties to the Company’s existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Other HELOCs have a 7 or 10 year draw period and require the payment of 1.0 percent or 1.5 percent of the outstanding loan balance per month (depending on the terms) or interest only payment during the draw period. Following receipt of payments, the available credit includes amounts repaid up to the credit limit. HELOCs with a 10 year draw period have a balloon payment due at the end of the draw period or then fully amortize for the remaining term. For loans with shorter term draw periods, once the draw period has lapsed, generally the payment is fixed based on the loan balance and prevailing market interest rates at that time.
The Company proactively monitors changes in the market value of all home loans contained in its portfolio. The most recent valuations were effective as of October 31, 2015. The Company has the right to adjust, and has adjusted, existing lines of credit to address current market conditions subject to the terms of the loan agreement and covenants. At December 31, 2015, unfunded commitments totaled $86.6 million on other consumer lines of credit. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.
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
Loan and Lease Servicing
The Company generally retains the right to service ARM loans held-for-investment, as well as conventional loans sold to Fannie Mae and Freddie Mac and FHA and VA loans issued in Ginnie Mae securities. The Company generally does not retain the right to service loans sold to private investors after sale of the loans. Loans sold to investors are subject to certain indemnification provisions, including the repurchase of loans sold and the repayment of sales proceeds to investors under certain conditions. In addition, if a customer defaults on a mortgage payment within the first few payments after the loan is sold, the Company may be required to repurchase the loan at the full amount and reimburse any premium paid by the purchaser.
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
The ALLL consists of three elements: (i) specific valuation allowances established for probable losses on impaired loans and leases, (ii) quantitative valuation allowances calculated using loss experience for like loans and leases with similar characteristics and trends, adjusted, as necessary to reflect the impact of current conditions; and (iii) qualitative allowances based on environmental and other factors that may be internal or external to the Company.
During the year ended December 31, 2014, the Company enhanced its methodologies, processes and controls over the ALLL, due to the Company's organic and acquisitive growth and changing profile.

The following is a synopsis of the enhancements for each component of ALLL:

•	Expand the look-back period to 28 rolling quarters to capture a full economic cycle.

•	Utilize net historical losses versus gross historical losses.

•
Expand the peer group used to determine industry average loss history to include three industry groups; (i) all U.S. financial and bank holding companies, (ii) all California financial and bank holding companies, (iii) the peer group average from the Uniform Bank Performance Report.

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
Our loan and lease portfolio, excluding impaired loans and leases that are evaluated individually, is evaluated by segmentation. The segments we currently evaluate are:

•	Commercial and industrial

•	Commercial real estate

•	Construction

•	SBA

•	Leases

•	Single family residence — 1st deeds of trust

•	Single family residence, including HELOC — 2nd deeds of trust

•	Other consumer
Within these segments, we evaluate loans and leases not adversely classified, which we refer to as “pass” credits, separately from adversely classified loans and leases. The adversely classified loans and leases are further grouped into three credit risk rating categories: “special mention,” “substandard,” and “doubtful.” See “Loans and Leases Receivable - Asset Quality” in Item 7.
In addition, we may refer to the loans and leases classified as “substandard” and “doubtful” together as “classified” loans and leases.
Although management believes the level of the ALLL as of December 31, 2015 was adequate to absorb probable losses in the portfolio, declines in economic conditions in the Company’s primary markets or other factors could result in losses that cannot be reasonably predicted at this time.
Although we have established an ALLL that we consider appropriate, there can be no assurance that the established ALLL will be sufficient to offset losses on loans and leases in the future. Management also believes that the reserve for unfunded loan commitments is appropriate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the ALLL and consider the same quantitative and qualitative factors, as well as an estimate of the probability of advances of the commitments.
At December 31, 2015, our total ALLL was $35.5 million or 0.69 percent of total loans and leases, as compared to $29.5 million, or 0.75 percent of total loans and leases at December 31, 2014. The decrease in the percentage of ALLL to total loans and leases was mainly due to improving asset quality, which resulted in low charge-offs and declining quantitative loss rates and qualitative factors in line with the current economic and business environment. The ALLL for loans collectively evaluated for impairment on originated loans and leases at December 31, 2015 was $32.7 million, which represented 1.05 percent of total originated loans and leases, as compared to $25.3 million, or 1.34 percent, of total originated loans and leases at December 31, 2014. Including the non-credit impaired loans acquired through the acquisitions, the ALLL for loans collectively evaluated for impairment was $35.0 million, which represents 0.82 percent of total of such loans and leases at December 31, 2015, as compared to $28.2 million, or 0.85 percent, or total of such loans and leases at December 31, 2014. The ALLL for loans individually evaluated for impairment was $369 thousand at December 31, 2015 compared to $1.3 million at December 31, 2014. The Company held no unallocated ALLL at December 31, 2015 and 2014. Assessing the ALLL is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans and leases that may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, reflects estimated probable losses presently inherent in our loan and lease portfolios.
Investment Activities
The general objectives of our investment portfolio are to provide liquidity when loan and lease demand is high, to assist in maintaining earnings when loan and lease demand is low and to provide a relatively stable source of interest income while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. For additional information, see Item 7A.
The Company currently invests in SBA loan pool securities, debt and mortgage-backed securities issued by US-government sponsored entities, agency mortgage backed securities, commercial mortgage-backed securities, private label residential mortgage-backed securities, corporate bonds, and collateralized loan obligations.
Sources of Funds
General
The Company’s primary sources of funds are deposits, payments on and maturities of outstanding loans and leases and investment securities, and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and leases and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan and lease prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Company invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also generates cash through borrowings. The Company utilizes Federal Home Loan Bank (FHLB) advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management.
Deposits
The Bank offers a variety of deposit accounts to consumers, businesses, and institutional customers with a wide range of interest rates and terms. The Bank's deposits consist of savings accounts, money market deposit accounts, interest and non-interest bearing demand accounts, and certificates of deposit. The Bank solicits deposits primarily in our market area and from institutional investors. The Bank primarily relies on competitive pricing policies, marketing and customer service to attract and retain deposits.
The flow of deposits is influenced significantly by general economic conditions, prevailing interest rates and competition. The variety of deposit accounts the Bank offers has allowed the Bank to be competitive in obtaining funds and to respond with flexibility to changes in demand from actual and prospective consumer, business and institutional customers. The Bank tries to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives, subject to market competitive factors. Based on our experience, the Bank believes that our deposits are relatively stable sources of funds. Despite this stability, the Bank's ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.
Core deposits, which we define as noninterest-bearing deposits, interest-bearing demand deposits, money market, savings and certificates of deposit of $250,000 or less, excluding any brokered deposits, increased $1.16 billion during the year ended December 31, 2015 and totaled $5.02 billion at December 31, 2015 and represented 79.6 percent of total deposits. The Bank held brokered deposits of $992.9 million, or 15.8 percent of total deposits, at December 31, 2015.
In addition to gathering consumer deposits through our community banking activities, business banking, private banking and financial institutions banking activities are key sources of deposits.

Borrowings
Although deposits are our primary source of funds, the Bank may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when the Bank desires additional capacity to fund loan and lease demand or when they meet our asset/liability management goals to diversify our funding sources and enhance our interest rate risk management. The Bank’s borrowings historically have included advances from the FHLB of San Francisco. The Bank also has the ability to borrow from the Federal Reserve Bank of San Francisco (Federal Reserve Bank), as well as through Federal Funds and reverse repurchase agreements. In addition, the Company has borrowed through the issuance of its Senior Notes and junior subordinated amortizing notes. See Note 12 of the Notes to Consolidated Financial Statements in Item 8.
The Bank may obtain advances from the FHLB by collateralizing the advances with certain of the Bank’s mortgage loans and mortgage-backed and other securities. These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At December 31, 2015, the Bank had $930.0 million in FHLB advances outstanding and the ability to borrow an additional $1.29 billion. The Bank also had the ability to borrow $89.7 million from the Federal Reserve Bank as of that date. See Note 11 of the Notes to Consolidated Financial Statements in Item 8 for additional information regarding FHLB advances.
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
The Company attracts deposits through its community banking branch network, its loan productions offices, its business banking teams, private banking teams, financial institution banking teams, its Treasury function, and through the internet. One of the ways the Company has been able to be competitive in this area is through its client focused community banking branch network, and its private banking, business banking and financial institutions banking teams. Consequently, the Company has the ability to service client needs with a variety of deposit accounts and products at competitive rates. Competition for deposits is principally from other commercial banks, savings institutions, and credit unions, as well as mutual funds, broker dealers, registered investment advisors, investment banks financial institutions, financial service companies, and other alternative investments. Based on the most recent branch deposit data as of June 30, 2015 provided by the Federal Deposit Insurance Corporation (FDIC), the share of deposits for the Bank in Los Angeles, Orange, San Diego, and Santa Barbara counties was as follows:

June 30, 2015
Los Angeles County	0.61%
Orange County	2.60%
San Diego County	0.75%
Santa Barbara County	1.13%
Employees
At December 31, 2015, we had a total of 1,679 full-time employees and 31 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory.
Regulation and Supervision
General
The Company and the Bank are extensively regulated under federal laws.
As a financial holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended, and its primary regulator is the Federal Reserve Board. As a national bank, the Bank is subject to regulation primarily by the OCC. In addition, the Bank is also subject to backup regulation from the FDIC.
Regulation and supervision by the federal banking agencies are intended primarily for the protection of customers and depositors and the Deposit Insurance Fund administered by the FDIC and not for the benefit of stockholders. Set forth below is a brief description of material information regarding certain laws and regulations that are applicable to the Company and the Bank. This description, as well as other descriptions of laws and regulations in this Form 10-K, is not complete and is qualified in its entirety by reference to applicable laws and regulations.

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
The Federal Reserve Board (FRB) has extensive enforcement authority over the Company and the OCC has extensive enforcement authority over the Bank under federal law. Enforcement authority generally includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely filing of reports. Except under certain circumstances, public disclosure of formal enforcement actions by the FRB and the OCC is required by law.
The Dodd-Frank Act made other significant changes to the regulation of bank holding companies and their subsidiary banks, including the regulation of the Company and the Bank, and other significant changes will continue to occur as rules are promulgated under the Dodd-Frank Act. These regulatory changes have had and will continue to have a material effect on the business and results of the Company and the Bank. The Dodd-Frank Act created the Consumer Financial Protection Bureau (CFPB), with the authority to promulgate regulations intended to protect consumers with respect to financial products and services, including those provided by the Bank, and to restrict unfair, deceptive or abusive conduct by providers of consumer financial products and services. The CFPB has issued rules under the Dodd-Frank Act affecting the Bank’s residential mortgage lending business, including ability-to-repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, appraisal and escrow standards and requirements for higher-priced mortgages. The activities of the Bank are also subject to regulation under numerous federal laws and state consumer protection statutes.
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
As a bank holding company, the Company is subject to the regulations of the FRB imposing capital requirements for a bank holding company, which establish a capital framework as described in “New Capital Requirements” below. As of December 31, 2015, the Company was considered well-capitalized, with capital ratios in excess of those required to qualify as such.
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
The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At December 31, 2015, Bank was in compliance with these reserve requirements.
FDIC Insurance
The deposits of the Bank are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States. The basic deposit insurance limit is generally $250,000.
As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank’s deposit insurance premiums for the year ended December 31, 2015 were $3.9 million. FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This assessment will continue until the bonds mature in the years 2017 through 2019. For the fiscal year ended December 31, 2015, the Bank paid $322 thousand in FICO assessments.
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
Under the new capital regulations, the minimum capital ratios are: (i) a CET1 capital ratio of 4.5 percent of total risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0 percent of total risk-weighted assets; (iii) a total capital ratio of 8.0 percent of total risk-weighted assets; and (iv) a leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.0 percent.
CET1 capital generally consists of common stock, retained earnings, accumulated other comprehensive income (AOCI) except where an institution elects to exclude AOCI from regulatory capital, and certain minority interests, subject to applicable regulatory adjustments and deductions, including deduction of amounts of mortgage servicing assets and certain deferred tax assets that exceed specified thresholds. We elected to permanently opt out of including AOCI in regulatory capital. Tier 1 capital generally consists of CET1 capital plus noncumulative perpetual preferred stock and certain additional items less applicable regulatory adjustments and deductions. Tier 2 capital generally consists of subordinated debt; certain other preferred stock, and allowance for loan and lease losses up to 1.25 percent of risk-weighted assets, less applicable regulatory adjustments and deductions. Total capital is the sum of Tier 1 capital and Tier 2 capital.
Assets and certain off-balance sheet items are assigned risk weights ranging from 0 percent to 1250 percent, reflecting credit risk and other risk exposure, to determine total risk weighted assets for the risk-based capital ratios. For some items, risk weights have changed compared to their risk weights under rules in effect before January 1, 2015. These include a 150 percent risk weight (up from 100 percent ) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status, a 20 percent (up from 0 percent) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0 percent ), and a 250 percent risk weight (up from 100 percent) for mortgage servicing and deferred tax assets that are not deducted from capital.
In addition to the minimum CET1, Tier 1, total capital and leverage ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5 percent of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The capital conservation buffer requirement is phased in beginning on January 1, 2016, when a buffer greater than 0.625 percent of risk-weighted assets is required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.
The OCC may establish an individual minimum capital requirement for a particular bank, based on its circumstances, which may vary from what would otherwise be required. The OCC has not imposed such a requirement on the Bank.
To be considered well capitalized, the Company must maintain on a consolidated basis a total risk-based capital ratio of 10.0 percent or more, a Tier 1 risk-based capital ratio of 6.0 percent or more and not be subject to any written agreement, capital directive or prompt corrective action directive issued by the FRB to meet and maintain a specific capital level for any capital measure. For the well-capitalized standard applicable to the Bank, see “Prompt Corrective Action” below.
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
Prompt Corrective Action
The Bank is required to maintain specified levels of regulatory capital under the capital and prompt corrective action regulations of the OCC. Through December 31, 2014, to be adequately capitalized, a bank must have the minimum capital ratios discussed in “New Capital Requirements” above. To be well-capitalized, an institution must have a CET1 risk-based capital ratio of at least 6.5 percent, Tier 1 risk-based capital ratio of at least 8.0 percent, a total risk-based capital ratio of at least 10.0 percent and a leverage ratio of at least 5.0 percent. Institutions that are not well-capitalized are subject to certain restrictions on brokered deposits and interest rates on deposits.
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

Community Reinvestment Act
The Bank is subject to the provisions of the CRA. Under the terms of the CRA, the Bank has a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of its community, including providing credit to individuals residing in low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, and does not limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community in a manner consistent with the CRA.
The OCC regularly assesses the Bank on its record in meeting the credit needs of the community served by that institution, including low-income and moderate-income neighborhoods. The Bank received an outstanding rating in its most recent CRA evaluation. Of the uniform four-tier- rating system used by federal banking agencies in assessing CRA performance, an outstanding rating is the top tier rating available. This CRA rating deals strictly with how well an institution is meeting its responsibilities under the CRA and the OCC takes into account performance under the CRA when considering a bank’s application to establish or relocate a branch or main office or to merge with, acquire assets, or assume liabilities of another insured depository institution. The bank’s record may be the basis for denying the application.
Performance under the CRA also is considered when the FRB reviews applications to acquire, merge or consolidate with another banking institution or its holding company. In the case of a bank holding company applying for approval to acquire a bank, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and that records may be the basis for denying the application.
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
Limitations on Transactions with Affiliates and Loans to Insiders
Transactions between the Bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is generally any company or entity which controls, is controlled by or is under common control with the bank but which is not a subsidiary of the bank. The Company and its subsidiaries are affiliates of the Bank. Generally, Section 23A limits the extent to which the Bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0 percent of the Bank’s capital stock and surplus, and limits all such transactions with all affiliates to an amount equal to 20.0 percent of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable to the Bank, as those provided to a non-affiliate. The term “covered transaction” includes a loan by the Bank to an affiliate, the purchase of or investment in securities issued by an affiliate by the Bank, the purchase of assets by the Bank from an affiliate, the acceptance by the Bank of securities issued by an affiliate as collateral security for a loan or extension of credit to any person or company, or the issuance by the Bank of a guarantee, acceptance or letter of credit on behalf of an affiliate. Loans by the Bank to an affiliate must be collateralized.
In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders of the Bank and its affiliates. Under Section 22(h), aggregate loans to a director, executive officer or greater than 10.0 percent stockholder of the Bank or any of its affiliates, and certain related interests of such a person may generally not exceed, together with all other outstanding loans to such person and related interests, 15.0 percent of the Bank’s unimpaired capital and surplus, plus an additional 10.0 percent of unimpaired capital and surplus for loans that are fully secured by readily marketable collateral having a value at least equal to the amount of the loan. Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as those offered in comparable transactions to other persons, and not involve more than the normal risk of repayment or present other unfavorable features. There is an exception for loans that are made pursuant to a benefit or compensation program that (i) is widely available to employees of the Bank or its affiliate and (ii) does not give preference to any director, executive officer or principal stockholder or certain related interests over other employees of the Bank or its affiliate. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of all loans to all of the executive officers, directors and principal stockholders of the Bank or its affiliates and certain related interests may not exceed 100.0 percent of the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.
The Company and its affiliates, including the Bank, maintain programs to meet the limitations on transactions with affiliates and restrictions on loans to insiders and the Company believes it is currently in compliance with these requirements.

Identity Theft
Under the Fair and Accurate Credit Transactions Act (FACT Act), the Bank is required to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft “red flags” in connection with the opening of certain accounts or certain existing accounts. Under the FACT Act, the Bank is required to adopt reasonable policies and procedures to (i) identify relevant red flags for covered accounts and incorporate those red flags into the program: (ii) detect red flags that have been incorporated into the program; (iii) respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and (iv) ensure the program is updated periodically, to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.
The Bank maintains a program to meet the requirements of the FACT Act and the Bank believes it is currently in compliance with these requirements.
Consumer Protection Laws and Regulations; Other Regulations
The Bank and its affiliates are subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers, including but not limited to the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Secure and Fair Enforcement in Mortgage Licensing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, federal and state laws prohibiting unfair and deceptive business practices, foreclosure laws and various regulations that implement the foregoing. Among other things, these laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. If the Bank fails to comply with these laws and regulations, it may be subject to various penalties.
The Dodd-Frank Act established the CFPB as a new independent bureau within the Federal Reserve System that is responsible for regulating consumer financial products and services under federal consumer financial laws. The CFPB has broad rulemaking authority with respect to these laws. The Company and the Bank are subject to CFPB’s regulations regarding consumer financial services and products. The CFPB has issued numerous regulations, and is expected to continue to do so in the next few years. For the Bank and its affiliates, the CFPB’s regulations are enforced by the federal banking regulators. The CFPB’s rulemaking, examination and enforcement authority is expected to significantly affect financial institutions involved in the provision of consumer financial products and services, including the Company and the Bank.
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
The Bank is a member of the FHLB, which makes loans or advances to members. All advances are required to be fully secured by sufficient collateral as determined by the FHLB, and all long-term advances are required to provide funds for residential home financing. The Bank is required to purchase and maintain stock in the FHLB. At December 31, 2015, the Bank had $39.2 million in FHLB stock, which was in compliance with this requirement.
Volcker Rule
The federal banking agencies have adopted regulations to implement the provisions of the Dodd-Frank Act known as the Volcker Rule. Under the regulations, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates (collectively, banking entities), are generally prohibited, subject to certain exemptions, from proprietary trading of securities and other financial instruments and from acquiring or retaining an ownership interest in a “covered fund.”
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
We have pursued and intend to continue to pursue organic and acquisitive growth strategies for our business. We regularly evaluate potential acquisitions and expansion opportunities. If appropriate opportunities present themselves, we expect to engage in selected acquisitions of financial institutions, branch acquisitions and other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.
There are risks associated with our growth strategy. To the extent that we grow through acquisitions, we cannot ensure that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or other assets, as well as other expansion activities, involves various risks including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of integrating acquired banks or branches, the risk of loss of customers and/or employees of the acquired institution or branch, executing cost savings measures, not achieving revenue enhancements and otherwise not realizing the transaction’s anticipated benefits. Our ability to address these matters successfully cannot be assured. There is also the risk that the requisite regulatory approvals might not be received and other conditions to consummation of a transaction might not be satisfied during the anticipated timeframes, or at all. In addition, our strategic efforts may divert resources or management’s attention from ongoing business operations, may require investment in integration and in development and enhancement of additional operational and reporting processes and controls, and may subject us to additional regulatory scrutiny. To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders.
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
Our primary market area is concentrated in the greater San Diego, Orange, Santa Barbara, and Los Angeles counties. Adverse economic conditions in any of these, market areas can reduce our rate of growth, affect our customers’ ability to repay loans and leases and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely.
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
There are risks associated with our lending activities and our allowance for loan and lease losses may prove to be insufficient to absorb actual incurred losses in our loan and lease portfolio.
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
We maintain an allowance for loan and lease losses which we believe is appropriate to provide for inherent losses in our loan and lease portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

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
The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans and leases. In determining the amount of the allowance for loan and lease losses, we review our loans and leases and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan and lease losses may not be sufficient to cover losses inherent in our loan and lease portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan and lease losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans and leases, identification of additional problem loans and leases and other factors, both within and outside of our control, may require an increase in the allowance for loan and lease losses. Our allowance for loan and lease losses was 0.69 percent of total loans and leases held-for-investment and 78.74 percent of nonperforming loans and leases at December 31, 2015. In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for loan and lease losses or the recognition of further charge-offs, based on judgments different than that of management. If charge-offs in future periods exceed the allowance for loan and lease losses, we will need additional provisions to increase the allowance for loan and lease losses. Any increases in the provision for loan and lease losses will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.

Our business may be adversely affected by credit risk associated with residential property and declining property values.
At December 31, 2015, $2.35 billion, or 45.2 percent of our total loans and leases held-for-investment, was secured by single family residential mortgage loans and home equity lines of credit, as compared with $1.30 billion, or 33.0 percent of our total loans and leases held-for-investment, at December 31, 2014. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the California housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which will in turn adversely affect our financial condition and results of operations.
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
We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices, including: analyzing a borrower’s credit history, financial statements, tax returns and cash flow projections; valuing collateral based on reports of independent appraisers; and verifying liquid assets. Although we believe that our underwriting criteria are, and historically have been, appropriate for the various kinds of loans we make, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and consumer behavior. In addition, our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors. Finally, we may have higher credit risk, or experience higher credit losses, to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. At December 31, 2015, 82.3 percent of our commercial real estate loans and 85.9 percent of our originated SFR mortgage loans were secured by collateral in Southern California. Deterioration in real estate values and underlying economic conditions in Southern California could result in significantly higher credit losses to our portfolio.
Our non-traditional and interest-only single-family residential loans expose us to increased lending risk.
Many of the residential mortgage loans we have originated for investment consist of non-traditional SFR mortgage loans that do not conform to Fannie Mae or Freddie Mac underwriting guidelines as a result of loan-to-value ratios or debt-to-income ratios, loan terms, loan size (exceeding agency limits) or other exceptions from agency underwriting guidelines.
Moreover, many of these loans do not meet the qualified mortgage definition established by the Consumer Financial Protection Bureau, and therefore contain additional regulatory and legal risks. See "Rulemaking changes by the CFPB in particular are expected to result in higher regulatory and compliance costs that may adversely affect our financial condition and results of operations.” In addition, the secondary market demand for nonconforming mortgage loans generally is limited, and consequently, we may have a difficult time selling the nonconforming loans in our portfolio were we to decide to do so.
In the case of interest-only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status. Since the borrower’s monthly payment may increase by a substantial amount, even without an increase in prevailing market interest rates, the borrower might not be able to afford the increased monthly payment. In addition, interest-only loans have a large, balloon payment at the end of the loan term, which the borrower may be unable to pay. Negative amortization involves a greater risk to us because credit risk exposure increases when the loan incurs negative amortization and the value of the home serving as collateral for the loan does not increase proportionally. Negative amortization is only permitted up to 110 percent of the original loan to value ratio during the first five years the loan is outstanding, with payments adjusting periodically as provided in the loan documents, potentially resulting in higher payments by the borrower. The adjustment of these loans to higher payment requirements can be a substantial factor in higher loan delinquency levels because the borrowers may not be able to make the higher payments. Also, real estate values may decline, and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their loans to pay off their mortgage obligations. For these reasons, interest-only loans and negative amortization loans are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of realized losses. Our interest-only loans increased significantly during 2015, from $209.3 million, or 5.3 percent of our total loans and leases held-for-investment, at December 31, 2014 to $664.5 million, or 12.8 percent of our total loans and leases held-for-investment, at December 31, 2015.
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
If we foreclose on a commercial or multi-family real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances to single borrowers or groups of related borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. As of December 31, 2015, our commercial and multi-family real estate loans totaled $1.63 billion, or 31.5 percent of our total loans and leases held-for-investment.
Our portfolio of Green Loans subjects us to greater risks of loss.
We have a portfolio of Green Account home equity loans which generally have a fifteen year draw period with interest-only payment requirements, and a balloon payment requirement at the end of the draw period. The Green Loans include an associated “clearing account” that allows all types of deposit and withdrawal transactions to be performed by the borrower during the term. We ceased originating new Green Loans in 2011; however, existing Green Loan borrowers are entitled to continue to draw on their Green Loans. At December 31, 2015, the balance of Green Loans in our portfolio totaled $109.8 million, or 2.1 percent of our total loans and leases held-for-investment.
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
We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed upon and the property is taken in as other real estate owned (OREO), and at certain other times during the asset’s holding period. Our net book value (NBV) in the loan at the time of foreclosure and thereafter is compared to the updated market value (fair value) of the foreclosed property less estimated selling costs. A charge-off is recorded for any excess in the asset’s NBV over its fair value. If our valuation process is incorrect, the fair value of our investments in OREO may not be sufficient to recover our NBV in such assets, resulting in the need for additional write-downs. Additional write-downs to our investments in OREO could have a material adverse effect on our financial condition and results of operations. Our bank regulators periodically review our OREO and may require us to recognize further write-downs. Any increase in our write-downs, as required by such regulator, may have a material adverse effect on our financial condition and results of operations. As of December 31, 2015, we had OREO of $1.1 million.
Our portfolio of “re-performing” loans subjects us to a greater risk of loss.
We have a portfolio of re-performing residential mortgage loans which we purchased in several large trades at a discount to the outstanding principal balance on the loans. These re-performing loans were discounted because either (i) the borrower was delinquent at the time of the loan purchase or had previously been delinquent and had become current prior to our purchase of the loan, or (ii) because the loan had been modified from its original terms. We purchased the loans because we believe that we can successfully service the loans and have the borrowers consistently meet their obligations under the loan, which will increase the value of the loans. However, re-performing loans expose us to greater credit risk than other residential mortgage loans because they have a higher risk of delinquency, default and foreclosure than other residential mortgage loans and may result in higher levels of realized losses. In addition, a majority of the loans in this portfolio were purchased by us in 2015 and, consequently, were made to borrowers who are new to us.
Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may not be sufficient to repay the loan in the event of default.
We make our commercial and industrial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial and industrial loans may depreciate over time, be difficult to appraise and fluctuate in value. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. As of December 31, 2015, our commercial and industrial loans totaled $877.0 million, or 16.9 percent of our total loans and leases held-for-investment.
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
A significant portion of our loan originations business consists of providing purchase money loans to homebuyers and refinancing existing loans. The origination of purchase money mortgage loans is greatly influenced by independent third parties involved in the home buying process, such as realtors and builders. As a result, our ability to secure relationships with such independent third parties will affect our ability to grow our purchase money mortgage loan volume and, thus, our loan originations business. Our retail branches and retail call center also originate refinancings of existing mortgage loans, which are very sensitive to increases in interest rates, and may decrease significantly if interest rates rise.
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
An increase in interest rates, change in the programs offered by governmental sponsored entities (GSEs) or our ability to qualify for such programs may reduce our mortgage revenues, which would negatively impact our non-interest income.
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
At December 31, 2015 and 2014, our mortgage servicing rights had fair values of $49.9 million and $19.1 million, respectively. Changes in fair value of our mortgage servicing rights are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our mortgage servicing rights may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our mortgage servicing rights, our financial condition and results of operations would be negatively affected.
Certain hedging strategies that we use to manage investment in mortgage loans held-for-sale and interest rate lock commitments may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.
We use derivative instruments to hedge the interest rate risks associated with the fair value of certain mortgage loans held-for-sale and interest rate lock commitments. Our hedging strategies are highly susceptible to basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, hedging strategies rely on assumptions and projections regarding assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates, we may incur losses that would adversely impact earnings.
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
We believe that, as a result of the increased defaults and foreclosures during the past several years resulting in increased demand for repurchases and indemnification in the secondary market, many purchasers of residential mortgage loans are particularly aware of the conditions under which originators must indemnify or repurchase loans and would benefit from enforcing any repurchase remedies they may have. We recognize our exposure to repurchases under our representations and warranties could include the current unpaid balance of all loans we have sold. During the years ended December 31, 2015, 2014 and 2013, we sold residential mortgage loans aggregating $4.30 billion, $2.75 billion and $1.86 billion, respectively.
To recognize the potential loan repurchase or indemnification losses, we recorded a total reserve of $9.7 million at December 31, 2015. Increases to this reserve reduce mortgage banking revenue. The determination of the appropriate level of the reserve inherently involves a high degree of subjectivity and requires us to make estimates of repurchase and indemnification risks and expected losses. The estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses.

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
We expect to depend on checking, savings and money market deposit account balances and other forms of deposits as the primary source of funding for our lending activities. Our future growth will largely depend on our ability to maintain a strong core deposit base, to provide a less costly and more stable source of funding. It may prove difficult to maintain our core deposit base. In addition, an increasingly important source of deposits for the Bank is the Financial Institutions Banking business unit. While deposits from the Financial Institutions Banking business unit are expected to remain at the Bank for an extended period of time, escrow triggers associated with its EB-5 escrow product may vary and can be directly influenced by the time associated with adjudication of the investor’s immigration petition. For more information, about this escrow product see “Non-compliance with the Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions or operating restrictions.” While the Financial Institutions Banking business unit mitigates this risk by opening post-escrow deposit accounts to continue to hold funds, there is no assurance that these deposits will remain. Further, there may be competitive pressures to pay higher interest rates on deposits, which would increase our funding costs. If deposit clients move money out of bank deposits and into other investments (or into similar products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in reduced loan originations, which could materially negatively impact our growth strategy and results of operations.
Other-than-temporary impairment charges in our investment securities portfolio could result in losses and adversely affect our continuing operations.
The size of our investment securities portfolio has increased significantly during the past year. As of December 31, 2015, we had $833.6 million of securities classified as available-for-sale and $962.2 million of securities classified as held-to-maturity, as compared with $345.7 million of securities classified as available-for-sale and no securities classified as held to maturity as of December 31, 2014.
As of December 31, 2015, investment securities available-for-sale that were in a loss position had a total fair value of $705.4 million with unrealized losses of $5.4 million. They consisted of agency mortgage-backed securities of $606.6 million with unrealized losses of $4.6 million, corporate bonds of $26.2 million with unrealized losses of $505 thousand, collateralized loan obligation of $72.2 million with unrealized losses of $282 thousand, and private label residential mortgage-backed securities of $403 thousand with unrealized losses of $1 thousand.
As of December 31, 2015, investment securities held-to-maturity that were in a loss position had a total fair value of $878.9 million with unrealized losses of $30.2 million. They also included corporate bonds of $190.3 million with unrealized losses of $20.9 million, collateralized loan obligation of $411.2 million with unrealized loss of $5.1 million, and commercial mortgage-backed securities of $277.4 million with unrealized losses of $4.2 million.
As of December 31, 2014, investment securities available-for-sale were in a loss position had a fair value of $92.1 million and aggregate unrealized losses of $618 thousand.
The Company monitors to ensure it has adequate credit support and, as of December 31, 2015, the Company believes there is no other than temporary impairment (OTTI) and did not have the intent to sell any of its securities in an unrealized loss position and it is likely that it will not be required to sell the securities before their anticipated recovery. The portfolio is evaluated using either OTTI guidance provided by FASB Accounting Standards Codification (ASC) 320, Investments-Debt and Equity Securities, or ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under ASC 320. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase below AA are evaluated using the model outlined in ASC 325. The non-agency residential mortgage-backed securities, commercial mortgage-backed securities and collateralized loan obligations in the Company’s portfolio referenced above were rated AA or above at purchase and are not within the scope of ASC 325. For more information about ASC 320 and ASC 325, see Note 1 of the Notes to Consolidated Financial Statements in Item 8.

We closely monitor our investment securities for changes in credit risk. The valuation of our investment securities also is influenced by external market and other factors, including implementation of SEC and FASB guidance on fair value accounting. Accordingly, if market conditions deteriorate further and we determine our holdings of other investment securities are OTTI, our future earnings, stockholders’ equity, regulatory capital and continuing operations could be materially adversely affected.
Our business is subject to interest rate risk and variations in interest rates may hurt our profits.
To be profitable, we have to earn more money in interest that we receive on loans and investments than we pay to our depositors and lenders in interest. If interest rates rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, other mortgage-related investments and investment securities. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause our net interest income to go down. In addition, rising interest rates may hurt our income, because that may reduce the demand for loans and the value of our securities. In a rapidly changing interest rate environment, we may not be able to manage our interest rate risk effectively, which would adversely impact our financial condition and results of operations.
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
An important aspect of our enterprise risk management framework is creating a risk culture in which all employees fully understand that there is risk in every aspect of our business and the importance of managing risk as it relates to their job functions. We continue to enhance our enterprise risk management program to support our risk culture, ensuring that it is sustainable and appropriate to our role as a major financial institution. Nonetheless, if we fail to create the appropriate environment that sensitizes all of our employees to managing risk, our business could be adversely impacted. For more information on our risk management framework, see “Lending Activities - Governance” in Item 1.
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
The held-for-sale loan balance in our mortgage banking business represents mortgage loans that are in the process of being sold to various investors. Loan balances steadily accumulate and then decrease at the time of sale. We fund these balances through short term funding, primarily through FHLB advances, which require collateral. In the event we experience a significant increase in our held-for-sale loan balances, our liquidity could be negatively impacted as we increase our short term borrowings and therefore our required collateral. Although we have access to other sources of contingent liquidity, we could be materially and adversely affected if we fail to effectively manage this risk.
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
At December 31, 2015, we held $100.2 million of bank-owned life insurance (BOLI) on certain key and former employees and executives, with a cash surrender value of $100.2 million, as compared with $19.1 million of BOLI, with a cash surrender value of $19.1 million, at December 31, 2014. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.
If our investment in the Federal Home Loan Bank of San Francisco becomes impaired, our earnings and stockholders’ equity could decrease.
At December 31, 2015, we owned $39.2 million in FHLB stock. We are required to own this stock to be a member of and to obtain advances from our FHLB. This stock is not marketable and can only be redeemed by our FHLB. Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.
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
We are subject to extensive regulation and supervision by the Federal Reserve Board, the OCC and the FDIC. The Federal Reserve Board regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part our cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect our net interest margin. Federal Reserve Board policies can also materially affect the value of financial instruments that we hold, such as debt securities, certain mortgage loans held-for-sale and mortgage servicing rights (MSRs). Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to us. Changes in policies of the Federal Reserve Board are beyond our control and the impact of changes in those policies on our activities and results of operations can be difficult to predict.
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
Regulations under the Dodd-Frank Act significantly impact our operations, and we expect to continue to face increased regulation. These regulations may affect the manner in which we do business and the products and services that we provide, affect or restrict our ability to compete in our current businesses or our ability to enter into or acquire new businesses, reduce or limit our revenue or impose additional fees, assessments or taxes on us, intensify the regulatory supervision of us and the financial services industry, and adversely affect our business operations. The Dodd-Frank Act, among other things, established a Consumer Financial Protection Bureau (the CFPB) with broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation. Many of the provisions of the Dodd-Frank Act have extended implementation periods and require extensive rulemaking, guidance and interpretation by various regulatory agencies. The Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation. While some rules have been finalized or issued in proposed form, some have yet to be proposed. It is impossible to predict when all such additional rules will be issued or finalized, and what the content of such rules will be. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings. We expect that the Dodd-Frank Act, including current and future rules implementing its provisions and the interpretations of those rules, will reduce our revenues, increase our expenses, require us to change certain of our business practices, increase the regulatory supervision of us, increase our capital requirements and impose additional assessments and costs on us, and otherwise adversely affect our business.
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
The CFPB has finalized a number of significant rules which impact nearly every aspect of the lifecycle of a residential mortgage loan. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with an “ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time. The new rules include the TILA-RESPA Integrated Disclosure (TRID) rules. The TRID rules contain new requirements and new disclosure forms that are required to be provided to borrowers.
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
In July 2013, the FRB and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with Basel III and certain provisions of the Dodd-Frank Act. The final rule applies to all banking organizations. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5 percent of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6.0 percent of risk-weighted assets) and assigns higher risk weightings (150 percent) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5 percent of common equity tier 1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.
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
We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.
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
The Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines, sanctions or restrictions that could have a material adverse effect on our strategic initiatives. Several banking institutions have received large fines, or suffered limitations on their operations, for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.
One aspect of our business in particular that we believe presents risks in this particular area is our specialized EB-5 escrow product offered by our Financial Institutions Banking business unit, which is intended to facilitate investment transactions under the EB-5 Immigrant Investor Program, which was created by Congress in 1990 to stimulate the U.S. economy through U.S. job creation and capital investment by non-resident foreign investors. This program, which is administered by the U.S. Citizen and Immigration Services (USCIS), provides non-resident alien investors with a method of obtaining conditional, and ultimately permanent, residence through an investment in a new commercial enterprise in the United States that creates at least ten jobs. Escrowing of investment proceeds is commonly offered to give non-resident alien investors comfort that their investment proceeds are being held by an independent third party pending approval of their EB-5 petition by the USCIS. The Bank began offering EB-5 escrow services in April, 2014 and its market share has steadily increased since that time. The Bank's EB-5 escrow deposits totaled $308.5 million and $51.8 million at December 31, 2015 and 2014, respectively.
Our EB-5 escrow services may pose a higher risk of money laundering or terrorist financing, as escrow arrangements such as these may facilitate a higher degree of anonymity or, in some cases, involve the handling of high volumes of currency. International wire transfers involving non-resident alien investors likewise may subject the Bank to a higher degree of risk and regulatory scrutiny in this area. While the Bank has procedures in place that are designed to specifically address the compliance-related risks of the EB-5 escrow product, no assurance can be given that these procedures will be effective.
Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.
We may pay higher FDIC premiums in the future. The Dodd-Frank Act increased the minimum FDIC deposit insurance reserve ratio from 1.15 percent to 1.35 percent. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of December 31, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio on institutions with assets less than $10.0 billion. The FDIC has not published a final rule implementing this offset. In addition to the minimum reserve ratio, the FDIC must set a designated reserve ratio. The FDIC has set a designated reserve ratio of 2.0, which exceeds the minimum reserve ratio.
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
Our primary source of revenue at the holding company level is dividends from the Bank and The Palisades Group and we currently rely on the net proceeds of capital raising transactions as the primary source of funds for cash dividends to our preferred and common stockholders. To the extent we are limited in our ability to raise capital in the future, our ability to pay cash dividends to our stockholders could likewise be limited, especially if we are unable to increase the amount of dividends the Bank pays to us. The OCC regulates and, in some cases, must approve the amounts the Bank pays as dividends to us. If either the Bank or The Palisades Group is unable to pay dividends to us, then we may not be able to service our debt, including our Senior Notes and junior subordinated amortizing notes, pay our other obligations or pay cash dividends on our preferred and common stock. Our inability to service our debt, pay our other obligations or pay dividends to our stockholders could have a material adverse impact on our financial condition and the value of your investment in our securities.

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
The Company has a significant deferred tax asset (DTA) and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2015, the Company had a net DTA of $11.3 million.
We may experience future goodwill impairment.
If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are based on a complex model using, among other things, estimated cash flows and industry pricing multiples. The Company tests its goodwill for impairment annually as of August 31 (the Measurement Date). At each Measurement Date, the Company, in accordance with ASC 350-20-35-3, evaluates, based on the weight of evidence, the significance of all qualitative factors to determine whether it is more likely than not that the fair value of each of the reporting units is less than its carrying amount. The assessment of qualitative factors at the most recent Measurement Date (August 31, 2015) indicated that it was not more likely than not that impairment existed; as a result, no further testing was performed. If the fair values of the three reporting units were less than their book value of total common stockholders' equity for an extended period of time, the Company would consider this and other factors, including the anticipated cash flows of each of the reporting units, to determine whether goodwill is impaired. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.
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
New lines of business, new products and services, or strategic project initiatives may subject us to additional risks.
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
Additionally from time to time we undertake strategic project initiatives. Significant effort and resources are necessary to manage and oversee the successful completion of these initiatives. These initiatives often place significant demands on a limited number of employees with subject matter expertise and management and may involve significant costs to implement as well as increase operational risk as employees learn to process transactions under new systems. The failure to properly execute on these strategic initiatives could adversely impact our business and results of operations.
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
As of December 31, 2015, we had $930.0 million of FHLB advances, $254.3 million in Senior Notes and $7.5 million in junior subordinated amortizing notes. We also had 197,250 shares of preferred stock issued and outstanding with a liquidation preference of $1,000 per share. Subsequent to December 31, 2015, in connection with an underwritten public offering of related depositary shares, we issued an additional 125,000 shares of preferred stock, with a liquidation preference of $1,000 per share (with the possibility that an additional 18,750 shares of such preferred stock will be issued if the underwriters of the offering of related depositary shares exercise their overallotment option). See Note 26 of the Notes to Consolidated Financial Statements in Item 8 for additional information. Our level of indebtedness could have important consequences to you, because:

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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
As of December 31, 2015, the Company conducts its operations from its main and executive offices at 18500 Von Karman Avenue, Suite 1100, Irvine, California, 35 branch offices in Los Angeles, Orange, San Diego, Santa Barbara counties, and 68 loan production offices in California, Arizona, Oregon, Virginia, Indiana, Colorado, Idaho, and Nevada. See further discussion in Note 6 of the Notes to Consolidated Financial Statements in Item 8.

Item 3. Legal Proceedings
From time to time we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate incurring any material liability as a result of such currently pending litigation.
On December 14, 2011, CMG Financial Services, Inc. (CMG) initiated a patent lawsuit against the Bank’s predecessor in the United States District Court for the Central District of California (the Court) alleging infringement of U.S. Patent No. 7,627,509 (the 509 Patent). The 509 Patent relates to the origination and servicing of loans with characteristics similar to the Bank’s Green Accounts, a product that the Bank no longer originates. On September 19, 2014, the Court entered final judgment in favor of the Bank, declaring CMG’s patent invalid and dismissing the suit against the Bank, with prejudice. On September 25, 2014, CMG filed a notice of appeal of the final judgment with the U.S. Court of Appeals for the Federal Circuit. After oral argument before a three judge panel for the Federal Circuit, the judgment in favor of the Bank was affirmed by the U.S. Court of Appeals on September 15, 2015. CMG failed to file a petition for a writ of certiorari with the United States Supreme Court to seek review of the U.S. Court of Appeal’s decision within the prescribed time period and the Company therefore considers this matter to have been fully resolved in the Company’s favor.

Item 4. Mine Safety Disclosures
Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s voting common stock (symbol BANC) has been listed on the NYSE since May 29, 2014 and prior to that date was listed on the NASDAQ Global Market. The Company’s Class B non-voting common stock is not listed or traded on any national securities exchange or automated quotation system, and there currently is no established trading market for such stock. The approximate number of holders of record of the Company’s voting common stock as of December 31, 2015 was 1,497. Certain shares are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. There was one holder of record of the Company’s Class B non-voting common stock as of December 31, 2015. At December 31, 2015 there were 39,601,290 shares and 38,002,267 shares of voting common stock issued and outstanding, respectively, and 37,355 shares of Class B non-voting common stock issued and outstanding. The following table presents quarterly market price information for the Company’s voting common stock and quarterly per share cash dividend information for the Company's voting common stock and Class B non-voting common stock for the years ended December 31, 2015 and 2014. The per share cash dividends paid to holders of the Company's voting common stock and Class B non-voting common stock are identical.

	Market Price Range
	High	Low	Dividends
Quarter ended December 31, 2015	$15.23	$12.12	$0.12
Quarter ended September 30, 2015	$14.08	$11.78	$0.12
Quarter ended June 30, 2015	$14.20	$12.19	$0.12
Quarter ended March 31, 2015	$12.31	$10.25	$0.12
Total			$0.48

Quarter ended December 31, 2014	$11.85	$10.47	$0.12
Quarter ended September 30, 2014	$12.28	$10.64	$0.12
Quarter ended June 30, 2014	$12.71	$9.78	$0.12
Quarter ended March 31, 2014	$13.84	$12.00	$0.12
Total			$0.48
Dividend Policy
The timing and amount of cash dividends paid to the Company’s preferred and common stockholders depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. The Company’s primary source of revenue at the holding company level is dividends from the Bank and The Palisades Group and the Company currently relies on the net proceeds of capital raising transactions as the primary source of funds for cash dividends to its preferred and common stockholders. To the extent the Company is limited in its ability to raise capital in the future, its ability to pay cash dividends to its stockholders could likewise be limited, especially if it is unable to increase the amount of dividends the Bank pays to the Company. See “Item 1A. Risk Factors - Our holding company relies on dividends from the Bank and The Palisades Group for substantially all of its income and the net proceeds of capital raising transactions are currently the primary source of funds for cash dividends to our preferred and common stockholders.” The Palisades Group paid dividends of $8.5 million to Banc of California, Inc. during the year ended December 31, 2015 and the Bank paid no dividends to Banc of California, Inc. during the year ended December 31, 2015. For a description of the regulatory restriction on the ability of the Bank to pay dividends to Banc of California, Inc., and on the ability of Banc of California, Inc. to pay dividends to its stockholders, see “Regulation and Supervision” in Item 1.
As of December 31, 2015, the Company had 197,250 shares of preferred stock issued and outstanding, consisting of 32,000 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (Series A Preferred Stock), 10,000 shares of Non-Cumulative Perpetual Preferred Stock, Series B, liquidation amount $1,000 per share (Series B Preferred Stock), 40,250 shares of 8.00 percent Non-Cumulative Perpetual Preferred Stock, Series C, liquidation amount $1,000 per share (Series C Preferred Stock), 115,000 shares of 7.375 percent Non-Cumulative Perpetual Preferred Stock, Series D, liquidation amount $1,000 per share (Series D Preferred Stock). Subsequent to December 31, 2015, the aggregate shares of preferred stock outstanding increased to 322,250 shares following the issuance and sale on February 8, 2016 of 125,000 shares of 7.00 percent Non-Cumulative Perpetual Preferred Stock, Series E, liquidation amount $1,000 per share (Series E Preferred Stock and together with the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D

Preferred Stock, the Preferred Stock), in connection with an underwritten public offering of depositary shares, each representing a 1/40th interest in a share of Series E Preferred Stock. If the underwriters of that offering exercise their 30-day overallotment option in full, an additional 18,750 shares of Series E Preferred Stock will be issued and sold. See Note 26 of the Notes to Consolidated Financial Statements in Item 8 for additional information. Each series of the Preferred Stock ranks equally (pari passu) with each other series of the Preferred Stock and senior to our common stock in the payment of dividends and in the distribution of assets on any liquidation, dissolution or winding up of Banc of California, Inc.
Issuer Purchases of Equity Securities
The following table presents information for the three months ended December 31, 2015 with respect to repurchases by the Company of its common stock:

Purchases of Equity Securities by the Issuer
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From October 1, 2015 to October 31, 2015	—	$—	—	—
From November 1, 2015 to November 30, 2015	—	$—	—	—
From December 1, 2015 to December 31, 2015	—	$—	—	—
Total	—	$—	—
During the three months ended December 31, 2015, the Company did not have any stock buyback program in place. The Company has a practice of buying back stock for tax purposes pertaining to employee benefit plans, and does not count these purchases toward the allotment of the shares. The Company did not purchase any shares during the three months ended December 31, 2015 related to tax liability sales for employee stock benefit plans.
Issuance of Shares Related to CS Financial Acquisition
Effective October 31, 2013, the Company acquired CS Financial, a California corporation and Southern California-based mortgage banking firm controlled by former Company director and current Bank executive Jeffrey T. Seabold and in which certain relatives and entities affiliated with the Company’s Chairman and Chief Executive Officer Steven A. Sugarman also owned certain minority, non-controlling interests. As part of the acquisition consideration, upon achievement of certain performance targets by the Bank’s lending activities following the acquisition of CS Financial, the Company is obligated to issue up to 92,781 shares (Performance Shares). On November 2, 2015, the Company issued an aggregate of 30,925 of the Performance Shares. The issuance and sale of the 30,925 shares was exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving any public offering. For additional information regarding this transaction and the individuals who received the 30,925 Performance Shares on November 2, 2015, see Note 25 of the Notes to Consolidated Financial Statements in Item 8.

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
The following graph shows a comparison of stockholder return on Banc of California, Inc.’s voting common stock with the cumulative total returns for: (i) the NYSE Composite Index; (ii) the Standard and Poor’s (S&P) 500 Financials Index; and (iii) the KBW Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is historical only and may not be indicative of possible future performance.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Banc of California, Inc.	100.00	79.88	99.58	112.96	100.64	133.13
NYSE Composite	100.00	93.89	106.02	130.59	136.10	127.37
S&P 500 Financials	100.00	82.94	106.84	144.91	166.93	164.39
KBW Bank Index	100.00	75.43	98.22	132.66	142.23	139.97

Annual Rate of Stockholders Return
The following graph shows a comparison of stockholder return on Banc of California, Inc.’s voting common stock with the annual rate of return for: (i) the NYSE Composite Index; (ii) the Standard and Poor’s (S&P) 500 Financials Index; and (iii) the KBW Bank Index. The graph is historical only and may not be indicative of possible future performance.

	Year Ended December 31,
Index	2013	2014	2015
Banc of California, Inc.	13%	(11)%	32%
NYSE Composite	23%	4%	(6)%
S&P 500 Financials	36%	15%	(2)%
KBW Bank Index	35%	7%	(2)%

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

	As of or For the Year Ended December 31,
	2015	2014 (7)	2013 (8)	2012 (9)	2011
	($ in thousands, except per share data)
Selected financial condition data:
Total assets	$8,235,555	$5,971,297	$3,627,862	$1,682,704	$999,062
Cash and cash equivalents	156,124	231,199	110,118	108,643	44,475
Loans and leases receivable, net	5,148,861	3,919,642	2,427,306	1,234,023	775,609
Loans held-for-sale	668,841	1,187,090	716,733	113,158	—
Other real estate owned, net	1,097	423	—	4,527	14,692
Securities available-for-sale	833,596	345,695	170,022	121,419	101,616
Securities held-to-maturity	962,203	—	—	—	—
Bank owned life insurance	100,171	19,095	18,881	18,704	18,451
Time deposits in financial institutions	1,500	1,900	1,846	5,027	—
FHLB and other bank stock	59,069	42,241	22,600	8,842	6,972
Deposits	6,303,085	4,671,831	2,918,644	1,306,342	786,334
Total borrowings	1,191,876	726,569	332,320	156,935	20,000
Total stockholders' equity	652,405	503,315	324,708	188,759	184,516
Selected operations data:
Total interest income	$266,338	$188,139	$120,511	$55,031	$35,177
Total interest expense	42,621	32,862	23,282	8,479	6,037
Net interest income	223,717	155,277	97,229	46,552	29,140
Provision for loan and lease losses	7,469	10,976	7,963	5,500	5,388
Net interest income after provision for loan and lease losses	216,248	144,301	89,266	41,052	23,752
Total non-interest income	220,219	145,637	96,743	36,619	4,913
Total non-interest expense	332,201	263,472	178,101	71,196	31,376
Income/(loss) before income taxes	104,266	26,466	7,908	6,475	(2,711)
Income tax (benefit)/expense	42,194	(3,739)	7,992	498	87
Net income/(loss)	62,072	30,205	(84)	5,977	(2,798)
Dividends paid on preferred stock	9,823	3,640	2,185	1,359	534
Net income/(loss) available to common stockholders	52,249	26,565	(2,269)	4,618	(3,332)
Basic earnings/(loss) per total common share	$1.36	$0.91	$(0.15)	$0.39	$(0.31)
Diluted earnings/(loss) per total common share	$1.34	$0.90	$(0.15)	$0.39	$(0.31)
Performance ratios:
Return on average assets	0.94%	0.69%	—%	0.45%	(0.31)%
Return on average equity	10.14%	7.31%	(0.03)%	3.16%	(1.75)%
Dividend payout ratio (1)	35.29%	52.75%	—%	123.08%	—%
Net interest spread	3.35%	3.54%	3.49%	3.49%	3.31%
Net interest margin (2)	3.52%	3.72%	3.67%	3.69%	3.48%
Non-interest expense to average total assets	5.02%	6.06%	6.42%	5.30%	3.51%
Efficiency ratio (3)	74.83%	87.56%	91.82%	85.60%	92.14%
Average interest-earning assets to average interest-bearing liabilities	125.29%	122.06%	121.07%	127.14%	124.20%

Asset quality ratios:
Allowance for loan and lease losses	$35,533	$29,480	$18,805	$14,448	$12,780
Nonperforming loans and leases	45,129	38,381	31,648	22,993	19,254
Nonperforming assets	46,226	38,804	31,648	27,520	33,946
Nonperforming assets to total assets	0.56%	0.65%	0.87%	1.64%	3.40%
ALLL to nonperforming loans and leases	78.74%	76.81%	59.42%	62.84%	66.38%
ALLL to total loans and leases	0.69%	0.75%	0.77%	1.16%	1.62%
Capital Ratios:
Total stockholders' equity to total assets	7.92%	8.43%	8.95%	11.22%	18.47%
Average equity to average assets	9.25%	9.51%	9.55%	14.11%	17.89%
Banc of California, Inc. (4)
Total risk-based capital ratio	11.18%	11.28%	12.45%	15.50%	N/A
Tier 1 risk-based capital ratio	10.71%	10.54%	11.41%	14.25%	N/A
Common equity tier 1 capital ratio (5)	7.36%	N/A	N/A	N/A	N/A
Tier 1 leverage ratio	8.07%	8.57%	8.02%	10.15%	N/A
Banc of California, NA (6)
Total risk-based capital ratio	13.45%	12.04%	14.65%	17.59%	18.56%
Tier 1 risk-based capital ratio	12.79%	11.29%	13.60%	16.34%	17.34%
Common equity tier 1 capital ratio (5)	12.79%	N/A	N/A	N/A	N/A
Tier 1 leverage ratio	9.64%	9.17%	9.58%	11.16%	13.08%
Beach Business Bank (6)
Total risk-based capital ratio	N/A	N/A	N/A	15.09%	N/A
Tier 1 risk-based capital ratio	N/A	N/A	N/A	14.72%	N/A
Common equity tier 1 capital ratio (5)	N/A	N/A	N/A	—%	N/A
Tier 1 leverage ratio	N/A	N/A	N/A	11.96%	N/A

(1)
Ratio of dividends declared per common shares to basic earnings per common share. Not applicable for the years ended December 31, 2013 and 2011 due to the net loss attributable to common stockholders for the years.

(2)	Net interest income divided by average interest-earning assets.

(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

(4)	At December 31, 2011, Banc of California, Inc. (then known as First PacTrust Bancorp) was a savings and loan holding company and was not subject to regulatory capital requirements.

(5)	Common equity tier 1 capital ratio became required from 2015

(6)
At December 31, 2012, the Company had two bank subsidiaries, the Bank (then known as Pacific Trust Bank) and Beach Business Bank. During the year ended December 31, 2013, all bank subsidiaries were merged to form the Bank.

(7)	The Company completed its acquisition of RenovationReady and the BPNA Branch Acquisition on January 31, 2014 and November 8, 2014, respectively.

(8)	The Company completed its acquisitions of The Private Bank of California, The Palisades Group and CS Financial on July 1, 2013, September 10, 2013 and October 31, 2013, respectively.

(9)	The Company completed its acquisitions of Beach Business Bank and Gateway Bancorp on July 1, 2012 and August 18, 2012, respectively.

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
The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	($ in thousands)
Average total stockholders' equity	$612,393	$413,454	$264,818	$189,411	$159,959
Less average preferred stock	(161,288)	(79,877)	(56,284)	(31,934)	(10,849)
Less average goodwill	(33,541)	(32,326)	(15,872)	(3,517)	—
Less average other intangible assets	(22,222)	(11,739)	(9,580)	(2,723)	—
Average tangible common equity	$395,342	$289,512	$183,082	$151,237	$149,110

Net income (loss)	$62,072	$30,205	$(84)	$5,977	$(2,798)
Less preferred stock dividends	(9,823)	(3,640)	(2,185)	(1,359)	(534)
Add amortization of intangible assets, net of tax (1)	3,793	2,651	1,723	452	—
Add impairment on intangible assets, net of tax (1)	168	31	690	—	—
Adjusted net income (loss)	$56,210	$29,247	$144	$5,070	$(3,332)

Return on average equity	10.14%	7.31%	(0.03)%	3.16%	(1.75)%
Return on average tangible common equity	14.22%	10.10%	0.08%	3.35%	(2.23)%
(1) Utilized a 35 percent tax rate

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies
The Company follows accounting and reporting policies and procedures that conform, in all material respects, to GAAP and to practices generally applicable to the financial services industry, the most significant of which are described in Note 1 of the Notes to Consolidated Financial Statements in Item 8. The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make judgments and accounting estimates that affect the amounts reported for assets, liabilities, revenues and expenses in the Consolidated Financial Statements and accompanying notes, and amounts disclosed as contingent assets and liabilities. While the Company bases estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.
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
Securities
Under ASC 320, Investments-Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale or trading. Management determines the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income (loss) and do not affect earnings until realized unless a decline in fair value below amortized cost is considered to be other than temporarily impaired (OTTI).
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
The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if OTTI exists pursuant to guidelines established in ASC 320. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
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
Purchased Credit-Impaired Loans
The Company purchases loans with and without evidence of credit quality deterioration since origination. Evidence of credit quality deterioration as of the purchase date may include statistics such as prior loan modification history, updated borrower credit scores and updated LTV ratios, some of which are not immediately available as of the purchase date. Purchased loans with evidence of credit quality deterioration where the Company estimates that it will not receive all contractual payments are accounted for as PCI loans. The excess of the cash flows expected to be collected on PCI loans, measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan or lease using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the non-accretable difference. PCI loans that have similar risk characteristics, primarily credit risk, collateral type and interest rate risk, are pooled and accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.
The Company estimates cash flows expected to be collected over the life of the loan or lease using management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds. If, upon subsequent evaluation, the Company determines it is probable that the present value of the expected cash flows have decreased as a result of further credit deterioration, the PCI loan is considered further impaired which will result in a charge to the provision for loan and lease losses and a corresponding increase to a valuation allowance included in the allowance for loan and lease losses. If, upon subsequent evaluation, it is probable that there is an increase in the present value of the expected cash flows, the Company will reduce any remaining valuation allowance. If there is no remaining valuation allowance, the Company will recalculate the amount of accretable yield as the excess of the revised expected cash flows over the current carrying value resulting in a reclassification from nonaccretable difference to accretable yield. The present value of the expected cash flows for PCI purchased loan pools is determined using the PCI loans’ effective interest rate, adjusted for changes in the PCI loans’ interest rate indexes. The present value of the expected cash flows for PCI loans acquired through mergers with other banks includes, in addition to the above, an evaluation of the credit worthiness of the borrower. Loan and lease dispositions, which may include sales of loans and leases, receipt of payments in full from the borrower or foreclosure, result in removal of the loan or lease from the PCI loan pool. Write-downs are not recorded on the PCI loan pool until actual losses exceed the remaining nonaccretable difference.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses is a reserve established through a provision for loan and lease losses charged to expense, and represents management’s best estimate of probable losses that may be incurred within the existing loan and lease portfolio as of the balance sheet date. Subsequent recoveries, if any, are credited to the allowance. The Company performs an analysis of the adequacy of the allowance at least on a quarterly basis. Management estimates the allowance balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for loan and lease losses is dependent upon a variety of factors beyond the Company’s control, including performance of the Company’s loan portfolio, the economy, changes in interest rates, and regulatory authorities altering their loan classification guidance.
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
During the year ended December 31, 2014, the Company enhanced its methodologies, processes and controls over the allowance for loan and lease losses (ALLL), due to the Company's organic and acquisitive growth and changing profile.
The following is a synopsis of the enhancements for each component of ALLL:

•	Expand the look-back period to 28 rolling quarters to capture a full economic cycle.

•	Utilize net historical losses versus gross historical losses.

•
Expand the peer group used to determine industry average loss history to include three industry groups; (i) all U.S. financial and bank holding companies, (ii) all California financial and bank holding companies, (iii) the peer group average from the Uniform Bank Performance Report.

•	Apply a segment specific loss emergence period to each segment's loss rate.

•	Determine qualitative reserves at each loan segment level based on a baseline risk weighting adjusted for current risks, trends and business conditions.

•	Disaggregate certain qualitative factors to be determined on the portfolio segment level.
Mortgage Loan Repurchase Obligations and Reserve for Loss on Repurchased Loans
In the ordinary course of business, as loans held-for-sale are sold, the Bank makes standard industry representations and warranties about the loans. The Bank may have to subsequently repurchase certain loans or reimburse certain investor losses due to defects that occurred in the origination of the loans. Such defects include documentation or underwriting errors. In addition, certain investor contracts require the Bank to repurchase loans from previous whole loan sales transactions that experience early payment defaults. If there are no such defects or early payment defaults, the Bank has no commitment to repurchase loans that it has sold. The level of reserve for loss on repurchased loans is an estimate that requires considerable management judgment. The Bank’s reserve is based upon the expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased, and include first and second trust deed loans. At the point when loss reimbursements are made directly to the investor, the reserve for loss on repurchased loans is charged for the losses incurred.
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
In accordance with FASB Accounting Standard Update (ASU) 2011-08 Intangibles—Goodwill and Other (Topic 350), an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. In other words, before the first step of the existing guidance, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting units’ fair value as well as positive and mitigating events. Such indicators may include, among others: a significant change in legal factors or in the general business climate; significant change in the Company’s stock price and market capitalization; unanticipated competition; and an action or assessment by a regulator. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. The entity has the option to bypass the qualitative assessment step for any reporting unit in any period and proceed directly to the first step of the exiting two-step process. The entity can resume performing the qualitative assessment in any subsequent period.
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
The Company realigned its management reporting structure at December 31, 2014 and, accordingly, its segment reporting structure and goodwill reporting units. In connection with the realignment, management reallocated goodwill to the new reporting unit using a relative fair value approach. The carrying value of goodwill allocated to the reportable segments was $37.1 million and $2.1 million to Commercial Banking segment and Mortgage Banking segment, respectively, at December 31, 2015.

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
Even though there was no goodwill impairment at December 31, 2015, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s consolidated financial statements.
Other intangible assets consist of core deposit intangibles, customer relationship intangibles, and trade name intangibles arising from whole bank and their subsidiaries acquisitions, and are generally amortized on an accelerated method over their estimated useful lives of 2 to 10 years and 1 to 20 years, respectively. Trade name intangibles are indefinite lived and evaluated for impairment on an annual basis or more if necessary.
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
At December 31, 2015 and 2014, the Company had no valuation allowance and had a net deferred tax asset of $11.3 million and $16.4 million, respectively.

Executive Overview
Banc of California, Inc., a financial holding company regulated by the Federal Reserve Board, is focused on empowering California’s diverse private businesses, entrepreneurs and communities. It is the parent company of Banc of California, National Association, a California based bank that is regulated by the Office of the Comptroller of the Currency, and The Palisades Group, LLC, an SEC-registered investment advisor. The Bank has one wholly owned subsidiary, CS Financial, Inc., a mortgage banking firm. Banc of California, Inc. was incorporated under Maryland law in March 2002, and was formerly known as "First PacTrust Bancorp, Inc.", and changed its name to “Banc of California, Inc.” in July 2013.
On November 1, 2010, the Company was recapitalized by outside investors with the goal of creating California's Bank: a full-service, bank focused on California and, empowering the dreams of California’s diverse private businesses, entrepreneurs and communities.
The Bank is headquartered in Irvine, California and at December 31, 2015, the Bank had 90 California banking locations including 35 full service branches in San Diego, Orange, Santa Barbara, and Los Angeles Counties.
The Company’s vision is to be California’s Bank. It pursues this vision through its mission of empowering California’s Diverse Private Businesses, Entrepreneurs and Communities. The Company focuses on three core values: operational excellence, superior analytics and entrepreneurialism.
Banc of California’ mission and vision guide its strategic plan. The Company is focused on California and core products and services designed to cater to the unique needs of California's diverse private businesses, entrepreneurs and communities During 2015, the Bank was awarded an Outstanding rating for CRA activities by the OCC. As of December 31, 2015, we were the largest independent public bank in California with an Outstanding CRA rating.
As part of delivering on our value proposition to clients, we offer a variety of financial products and services designed around our target client in order to serve all of their banking and financial needs. This includes both deposit products offered through the Company's multiple channels that include retail banking, business banking and private banking, as well as lending products including residential mortgage lending, commercial lending, commercial real estate lending, multifamily lending, and specialty lending including Small Business Administration (SBA) lending, commercial specialty finance and construction lending.
The Bank’s deposit and banking product and service offerings include checking, savings, money market, certificates of deposit, retirement accounts as well as online, telephone, and mobile banking, automated bill payment, cash and treasury management, master demand accounts, foreign exchange, interest rate swaps, trust services, card payment services, remote and mobile deposit capture, ACH origination, wire transfer, direct deposit, and safe deposit boxes. Bank customers also have the ability to access their accounts through a nationwide network of over 55,000 surcharge-free ATMs.
The Bank’s lending activities are focused on providing financing to California’s private businesses and entrepreneurs that is often secured against California commercial and residential real estate. In 2015 the Bank closed over $7 billion in new loan production.

2015 Highlights

•	Ranked number 56, and ranked number 1 for total stockholder return of all west coast banks, on the Forbes Magazine list of America's top 100 banks.

•	Awarded an Outstanding rating for Community Reinvestment Act activities by the Officer of the Comptroller of the Currency.

•	Completed the issuance and sale of $175.0 million aggregate principal amount of its 5.25 percent Senior Notes on April 6, 2015.

•
Completed the issuance and sale of depositary shares, each representing a 1/40th interest in a share of Non-Cumulative Perpetual Preferred Stock, Series D, for gross proceeds of $111.4 million on April 8, 2015, including $14.5 million from the exercise in full of the underwriters' over-allotment option.

•
Net income before income taxes was $104.3 million for the year ended December 31, 2015, an increase of $77.8 million, or 294.0 percent, from $26.5 million for the year ended December 31, 2014. Net income was $62.1 million for the year ended December 31, 2015, an increase of $31.9 million, or 105.5 percent, from $30.2 million for the year ended December 31, 2014. Return on average assets was 0.94 percent and 0.69 percent, respectively, and return on average tangible common equity was 14.22 percent and 10.10 percent, respectively, for the years ended December 31, 2015 and 2014.

•
Net interest income was $223.7 million for the year ended December 31, 2015, an increase of $68.4 million, or 44.1 percent, from $155.3 million for the year ended December 31, 2014. The increase was mainly due to a higher interest income from the increased interest-earning assets, partially offset by a higher interest expense from increased interest-bearing liabilities and a lower yield on loans and leases. Net interest margin was 3.52 percent and 3.72 percent for the years ended December 31, 2015 and 2014, respectively.

•
Noninterest income was $220.2 million for the year ended December 31, 2015, an increase of $74.6 million, or 51.2 percent, from $145.6 million for the year ended December 31, 2014. The increase was mainly due to increases in net revenue on mortgage banking activities, net gains on sales of loans and securities available-for-sale, and the gain on sale of building in 2015.

•
Noninterest expense was $332.2 million for the year ended December 31, 2015, an increase of $68.7 million, or 26.1 percent, from $263.5 million for the year ended December 31, 2014. The increase was mainly due to the continued expansion of the Company's business footprint.

•
Efficiency ratio was 74.83 percent for the year ended December 31, 2015, an improvement of 12.73 percent, from 87.56 percent for the year ended December 31, 2014. The improvement was mainly due to higher increases in net interest income and noninterest income than the increase in noninterest expense.

•
Total assets were $8.24 billion at December 31, 2015, an increase of $2.26 billion, or 37.9 percent, from $5.97 billion at December 31, 2014. Average total assets were $6.62 billion for the year ended December 31, 2015, an increase of $2.27 billion, or 52.2 percent, from $4.35 billion for the year ended December 31, 2014. The increase was mainly due to increases in investment securities and loans and leases from the excess cash generated from the preferred stock and Senior Notes offerings as well as higher utilization of FHLB advances.

•
Loans and leases receivable, net of allowance for loan and lease losses, were $5.15 billion at December 31, 2015, an increase of $1.23 billion, or 31.4 percent, from $3.92 billion at December 31, 2014. Loans held-for-sale were $668.8 million at December 31, 2015, a decreased of $518.2 million, or 43.7 percent, from $1.19 billion at December 31, 2014. Average total loans and leases was $5.30 billion for the year ended December 31, 2015, an increase of $1.49 billion, or 39.3 percent, from $3.81 billion for the year ended December 31, 2014. The increase was due mainly to increased originations and purchases of loans and leases during the year ended December 31, 2015.

•
Total deposits were $6.30 billion at December 31, 2015, an increase of $1.63 billion, or 34.9 percent, from $4.67 billion at December 31, 2014. Average total deposits were $5.17 billion for the year ended December 31, 2015, an increase of $1.64 billion, or 46.6 percent, from $3.53 billion for the year ended December 31, 2014. The increase was mainly due to strong deposit growth across the Company's business units, including strong growth from the private banking business, as well as an increased average balance per account as the Company continues to build stronger relationship with its clients.

RESULTS OF OPERATIONS
The following table presents condensed statements of operations for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Interest and dividend income	$266,338	$188,139	$120,511
Interest expense	42,621	32,862	23,282
Net interest income	223,717	155,277	97,229
Provision for loan and lease losses	7,469	10,976	7,963
Noninterest income	220,219	145,637	96,743
Noninterest expense	332,201	263,472	178,101
Income before income taxes	104,266	26,466	7,908
Income tax expense (benefit)	42,194	(3,739)	7,992
Net income (loss)	62,072	30,205	(84)
Preferred stock dividends	9,823	3,640	2,185
Net income (loss) available to common stockholders	$52,249	$26,565	$(2,269)
Basic earnings (loss) per common share	$1.36	$0.91	$(0.15)
Diluted earnings (loss) per common share	$1.34	$0.90	$(0.15)
Basic earnings (loss) per class B common share	$1.36	$0.91	$(0.15)
Diluted earnings (loss) per class B common share	$1.36	$0.91	$(0.15)
For the year ended December 31, 2015, net income was $62.1 million, an increase of $31.9 million from net income of $30.2 million for the year ended December 31, 2014 and an increase of $62.2 million from net loss of $84 thousand for the year ended December 31, 2013. Preferred stock dividends were $9.8 million, $3.6 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, and net income (loss) available to common stockholders was $52.2 million, $26.6 million and $(2.3) million for the years ended December 31, 2015, 2014 and 2013, respectively.

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the years indicated:

	Year Ended December 31,
	2015			2014			2013
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	($ in thousands)
Interest-earning assets:
Total loans and leases (1)	$5,300,237	$241,556	4.56%	$3,805,239	$180,761	4.75%	$2,217,421	$116,673	5.26%
Securities	776,256	20,263	2.61%	225,182	5,158	2.29%	153,229	2,632	1.72%
Other interest-earning assets (2)	276,823	4,519	1.63%	146,097	2,220	1.52%	276,420	1,206	0.44%
Total interest-earning assets	6,353,316	266,338	4.19%	4,176,518	188,139	4.50%	2,647,070	120,511	4.55%
Allowance for loan and lease losses	(32,467)			(22,354)			(17,332)
BOLI and non-interest earning assets (3)	298,168			194,462			143,538
Total assets	$6,619,017			$4,348,626			$2,773,276
Interest-bearing liabilities:
Savings	$862,160	6,467	0.75%	$967,803	9,121	0.94%	$756,625	7,994	1.06%
Interest-bearing checking	1,204,560	8,973	0.74%	735,156	7,629	1.04%	339,731	2,041	0.60%
Money market	1,219,416	4,590	0.38%	692,464	2,788	0.40%	371,058	1,901	0.51%
Certificates of deposit	1,006,493	5,753	0.57%	662,183	4,873	0.74%	558,994	4,115	0.74%
FHLB advances	553,162	2,120	0.38%	267,816	527	0.20%	74,712	269	0.36%
Long term debt and other interest-bearing liabilities	225,020	14,718	6.54%	96,279	7,924	8.23%	85,333	6,962	8.16%
Total interest-bearing liabilities	5,070,811	42,621	0.84%	3,421,701	32,862	0.96%	2,186,453	23,282	1.06%
Noninterest-bearing deposits	875,227			468,077			287,325
Noninterest-bearing liabilities	60,586			45,394			34,680
Total liabilities	6,006,624			3,935,172			2,508,458
Total stockholders’ equity	612,393			413,454			264,818
Total liabilities and stockholders’ equity	$6,619,017			$4,348,626			$2,773,276
Net interest income/spread		$223,717	3.35%		$155,277	3.54%		$97,229	3.49%
Net interest margin (4)			3.52%			3.72%			3.67%

(1)
Total loans and leases are net of deferred fees, related direct cost and discounts, but exclude the allowance for loan and lease losses. Non-accrual loans and leases are included in the average balance. Loan (costs) fees of $(512) thousand, $71 thousand and $1.7 million and accretion of discount on purchased loans of $30.9 million, $34.8 million and $20.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, are included in the interest income.

(2)	Includes average balance of FHLB stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of BOLI of $51.6 million, $19.0 million and $18.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(4)	Net interest income divided by average interest-earning assets.

Rate/Volume Analysis
The following table presents the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. Information is provided on changes attributable to (i) changes in volume multiplied by the prior rate, and (ii) changes in rate multiplied by the prior volume. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2015 vs. 2014			Year Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to		Net Increase	Increase (Decrease) Due to		Net Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Total loans and leases	$68,404	$(7,609)	$60,795	$76,396	$(12,308)	$64,088
Securities	14,290	815	15,105	1,477	1,049	2,526
Other interest-earning assets	2,123	176	2,299	(794)	1,808	1,014
Total interest-earning assets	84,817	(6,618)	78,199	77,079	(9,451)	67,628
Interest-bearing liabilities:
Savings	(925)	(1,729)	(2,654)	2,057	(930)	1,127
Interest-bearing checking	3,918	(2,574)	1,344	3,439	2,149	5,588
Money market	1,994	(192)	1,802	1,364	(477)	887
Certificates of deposit	2,138	(1,258)	880	759	(1)	758
FHLB advances	843	750	1,593	427	(169)	258
Long term debt and other interest-bearing liabilities	8,711	(1,917)	6,794	900	62	962
Total interest-bearing liabilities	16,679	(6,920)	9,759	8,946	634	9,580
Net interest income	$68,138	$302	$68,440	$68,133	$(10,085)	$58,048
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net interest income was $223.7 million for the year ended December 31, 2015, an increase of $68.4 million, or 44.1 percent, from $155.3 million for the year ended December 31, 2014. The increase in net interest income was due to a higher interest income from the increased interest-earning assets, partially offset by a higher interest expense on increased interest-bearing liabilities and a lower earning yield on loans and leases.
Interest income on total loans and leases was $241.6 million for the year ended December 31, 2015, an increase of $60.8 million, or 33.6 percent, from $180.8 million for the year ended December 31, 2014. The increase in interest income on total loans and leases was due to a $1.49 billion increase in average total loans and leases, partially offset by a 19 bps decrease in average yield. The increase in average balance was due mainly to increased originations and purchases of loans and leases during the year ended December 31, 2015. The decrease in average yield was mainly due to the lower yields on new loans and leases during the year ended December 31, 2015 and a decrease in the proportion of seasoned SFR mortgage loan pools to total loans and leases where discounts on these pools generate additional interest income. Such discount accretion totaled $30.9 million and $34.8 million for the years ended December 31, 2015 and 2014, respectively.
Interest income on securities was $20.3 million for the year ended December 31, 2015, an increase of $15.1 million, or 292.8 percent, from $5.2 million for the year ended December 31, 2014. The increase in interest income on securities was due to a $551.1 million increase in average balance and a 32 bps increase in average yield. The increases were mainly due to purchases of $2.55 billion of investment securities available-for-sale and held-to-maturity to reduce excess liquidity from the preferred stock and Senior Notes offerings, partially offset by principal payments, paydowns, calls and sales of $1.10 billion during the year ended December 31, 2015. The increase in average yield was due to higher yields on newly purchased investment securities.
Dividends and interest income on other interest-earning assets was $4.5 million for the year ended December 31, 2015, an increase of $2.3 million, or 103.6 percent, from $2.2 million for the year ended December 31, 2014. The increase in dividends and interest income on other interest-earning assets was due to a $130.7 million increase in average balance and a 11 bps increase in average yield. The increase in average balance was mainly due to the excess cash from the preferred stock and

Senior Notes offerings and higher utilization of FHLB advances. The increase in average yield was mainly due to a $2.0 million increase in dividend income on FHLB and other bank stocks, which included a special dividend from FHLB of $1.1 million.
Interest expense on interest-bearing deposits was $25.8 million for the year ended December 31, 2015, an increase of $1.4 million, or 5.6 percent, from $24.4 million for the year ended December 31, 2014. The increase in interest expense on interest-bearing deposits was the result of a $1.24 billion increase in average balance, partially offset by a 20 bps decrease in average cost. The increase in average balance was mainly due to strong deposit growth across the Company's business units, including strong growth from the private banking business, as well as an increase in the average balance per account as the Company continues to build stronger relationship with its clients. The decrease in average cost was due mainly to the Company's strategy to increase core deposit accounts which bear lower interest rates than certificates of deposit and other wholesale deposits.
Interest expense on FHLB advances was $2.1 million for the year ended December 31, 2015, an increase of $1.6 million, or 302.3 percent, from $527 thousand for the year ended December 31, 2014. The increase in interest expense on FHLB advances was due mainly to a $285.3 million increase in average balance and a 18 bps increase in average cost. The increase in average balance was due to an increase in operating liquidity to support the Company's growth throughout the year. The increase in average cost resulted from extending out matured short-term advances utilizing long-term advances, with a higher rate due to the longer term to maturity to economically hedge future interest rate risk.
Interest expense on long term debt and other interest-bearing liabilities was $14.7 million for the year ended December 31, 2015, an increase of $6.8 million, or 85.7 percent, from $7.9 million for the year ended December 31, 2014. The increase was due mainly to the additional interest expense incurred on the Senior Notes issued in the second quarter of 2015.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net interest income was $155.3 million for the year ended December 31, 2014, an increase of $58.0 million, or 59.7 percent, from $97.2 million for the year ended December 31, 2013. The growth in net interest income from prior periods was largely due to higher interest income from loans and leases partially offset by higher interest expense on deposits, and long term debt and other interest-bearing liabilities.
Interest income on total loans and leases was $180.8 million for the year ended December 31, 2014, an increase of $64.1 million, or 54.9 percent, from $116.7 million for the year ended December 31, 2013. The increase in interest income on total loans and leases was mainly due to a $1.59 billion increase in average balance, partially offset a 51 bps decrease in average yield. The increase in average balance was due mainly to acquired loans from the BPNA Branch Acquisition and increases in originations during the year ended December 31, 2014. The decrease in average yield was mainly due to the lower yields on originated loans and leases during the year ended December 31, 2014 and a decrease in the proportion of seasoned SFR mortgage loan pools to total loans and leases where discounts on these pools generate additional interest income. Such discount accretion totaled $34.8 million and $20.3 million for the years ended December 31, 2014 and 2013, respectively.
Interest income on securities was $5.2 million for the year ended December 31, 2014, an increase of $2.5 million, or 96.0 percent, from $2.6 million for the year ended December 31, 2013. The increase in interest income on securities was due mainly to a $72.0 million increase in average balance and 57 bps increase in average yield. The increases were mainly due to purchases of $327.1 million of securities to reduce excess liquidity from the common stock and tangible equity units offerings, partially offset by principal payments, paydowns, calls and sales of $153.0 million during the year ended December 31, 2014.
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
Interest expense on interest-bearing deposits was $24.4 million for the year ended December 31, 2014, an increase of $8.4 million, or 52.1 percent, from $16.1 million for the year ended December 31, 2013. The increase in interest expense on interest-bearing deposits was due to a $1.03 billion increase in average balance and a 1 bp increase in average cost. The increase in average balance was mainly due to interest-bearing deposits assumed in the BPNA Branch Acquisition and deposits generated through strategic plans aiming to increase core deposits by launching interest-bearing core deposit products with enhanced features to attract high net worth depositors. The increase in average cost was due mainly to the higher interest rates on those deposits generated through strategic plans.
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
Interest expense on long term debt and other interest-bearing liabilities was $7.9 million for the year ended December 31, 2014, an increase of $962 thousand, or 13.8 percent, from $7.0 million for the year ended December 31, 2013. The increase was due mainly to the utilization of federal funds sold and repurchase agreements and additional interest expense incurred on the junior subordinated amortizing notes issued in the second quarter of 2014 as part of the tangible equity units.

Provision for Loan and Lease Losses
Provisions for loan and lease losses are charged to operations at a level required to reflect inherent credit losses in the loan and lease portfolio. The Company recorded $7.5 million, $11.0 million and $8.0 million, respectively, for the years ended December 31, 2015, 2014 and 2013 to its provision for loan and lease losses.
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
See further discussion in "Allowance for Loan and Lease Losses."

Noninterest Income
The following table presents the breakdown of non-interest income for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Customer service fees	$4,057	$1,490	$1,942
Loan servicing income	2,974	4,199	2,049
Income from bank owned life insurance	1,076	224	177
Net gain on sale of securities available-for-sale	3,258	1,183	331
Net gain on sale of loans	37,211	19,828	8,700
Net revenue on mortgage banking activities	144,685	95,430	67,890
Advisory service fees	9,868	12,904	377
Loan brokerage income	3,140	8,674	1,356
Gain on sale of building	9,919	—	—
Gain on sale of branches	163	456	12,104
Other income	3,868	1,249	1,817
Total noninterest income	$220,219	$145,637	$96,743
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Noninterest income was $220.2 million for the year ended December 31, 2015, an increase of $74.6 million, or 51.2 percent, from $145.6 million for the year ended December 31, 2014. The increase in noninterest income related predominantly to increases in net revenue on mortgage banking activities, net gain on sale of loans, customer service fees, net gain on sale of securities available-for-sale, and other income, partially offset by lower loan brokerage income, advisory service fees, and loan servicing income.
Customer service fees were $4.1 million for the year ended December 31, 2015, an increase of $2.6 million, or 172.3 percent, from $1.5 million for the year ended December 31, 2014. The increase was due mainly to the higher average number of customer deposit accounts as a result of the increase in deposits.

Loan servicing income was $3.0 million for the year ended December 31, 2015, a decrease of $1.2 million, or 29.2 percent, from $4.2 million for the year ended December 31, 2014. The decrease was mainly due to an increase in losses on the fair value of mortgage servicing rights, partially offset by an increase in servicing fees from the increased volume of loans sold with servicing retained. Losses on the fair value of $8.8 million and $1.6 million for the years ended December 31, 2015 and 2014, respectively, were due to generally lower interest rates. Servicing fees were $11.7 million and $5.8 million for the years ended December 31, 2015 and 2014, respectively, and unpaid principal balances of loans sold with servicing retained were $4.77 billion and $1.92 billion at December 31, 2015 and 2014, respectively.
Net gain on the sale of securities available-for-sale was $3.3 million for the year ended December 31, 2015, an increase of $2.1 million, or 175.4 percent, from $1.2 million for the year ended December 31, 2014. During the year ended December 31, 2015, the Company restructured its investment securities portfolio in order to reduce extension risk and residential real estate concentration, and to increase yield. The Company sold investment securities of $986.5 million and $110.6 million during the years ended December 31, 2015 and 2014, respectively.
Net gain on the sale of loans was $37.2 million for the year ended December 31, 2015, an increase of $17.4 million, or 87.7 percent, from $19.8 million for the year ended December 31, 2014. During the year ended December 31, 2015, the Company sold SFR mortgage loans of $829.0 million with a gain of $11.7 million, seasoned SFR mortgage loan pools of $198.6 million with a gain of $17.9 million, multi-family loans of $242.6 million with a gain of $4.6 million, SBA loans of $26.9 million with a gain of $2.3 million, and certain loans as part of the AUB branch sale transaction of $40.2 million with a gain of $644 thousand. During the year ended December 31, 2014, the Company sold SFR mortgage loans of $916.4 million with a gain of $10.3 million, seasoned SFR mortgage loan pools of $82.6 million with a gain of $8.6 million, and SBA loans of $11.4 million with a gain of $874 thousand.
Net revenue on mortgage banking activities was $144.7 million for the year ended December 31, 2015, an increase of $49.3 million, or 51.6 percent, from $95.4 million for the year ended December 31, 2014. During the year ended December 31, 2015, the Bank originated $4.39 billion and sold $4.30 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $128.7 million and 2.93 percent, respectively, and loan origination fees were $15.9 million for the year ended December 31, 2015. Included in the net gain was the initial capitalized value of our MSRs, which totaled $44.3 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the year ended December 31, 2015. During the year ended December 31, 2014, the Bank originated $2.82 billion and sold $2.75 billion of of conforming SFR mortgage loans in the secondary market. The net gain and margin were $84.1 million and 2.98 percent, respectively, and loan origination fees were $11.3 million for the year ended December 31, 2014. Included in the net gain was the initial capitalized value of our MSRs, which totaled $25.2 million, on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the year ended December 31, 2014.
Advisory service fees were $9.9 million for the year ended December 31, 2015, a decrease of $3.0 million, or 23.5 percent, from $12.9 million for the year ended December 31, 2014. The decrease was mainly due to lower transaction fees recognized during the year ended December 31, 2015.
Loan brokerage income was $3.1 million for the year ended December 31, 2015, a decrease of $5.5 million, or 63.8 percent, from $8.7 million for the year ended December 31, 2014. The decrease was mainly due to a decrease in the volume of brokered loans.
Gain on sale of building of $9.9 million was recognized for the year ended December 31, 2015. The Company sold an improved real property office complex located at 1588 South Coast Drive, Costa Mesa, California. The property had a book value of $42.3 million at the sale date.
Gain on sale of branches of $163 thousand and $456 thousand was recognized for the years ended December 31, 2015 and 2014, respectively. The Company sold two branches to AUB during the year ended December 31, 2015 and prior year's income related to branch sales transaction with American West Bank (AWB) in 2013.
Other income was $3.9 million for the year ended December 31, 2015, an increase of $2.6 million, or 209.7 percent, from $1.2 million for the year ended December 31, 2014. The increase was mainly due to income of $1.6 million from sales of investment products, and $366 thousand of rental income from the newly purchased building.
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
Net gain on sales of securities available-for-sale was $1.2 million for the year ended December 31, 2014, an increase of $852 thousand, or 257.4 percent, from $331 thousand for the year ended December 31, 2013. During the year ended December 31, 2014, the Company was able to recognize higher realized gains during the period due to the current low interest rate environment, while the Company sold more undesirable investment securities to reduce risk within its investment portfolio by adjusting the mix of the portfolio to reduce private label mortgage-backed securities and increase agency mortgage-backed securities during the year ended December 31, 2013. The Company sold investment securities of $110.6 million and $127.0 million during the years ended December 31, 2014 and 2013, respectively.
Net gain on the sale of loans was $19.8 million for the year ended December 31, 2014, an increase of $11.1 million, or 127.9 percent, from $8.7 million for the year ended December 31, 2013. During the year ended December 31, 2014, the Company sold SFR mortgage loans of $916.4 million with a gain of $10.3 million, seasoned SFR mortgage loan pools of $82.6 million with a gain of $8.6 million, and SBA loans of $11.4 million with a gain of $874 thousand. During the year ended December 31, 2013, the Company sold SFR mortgage loans of $260.3 million with a gain of $2.7 million, seasoned SFR mortgage loan pools of $113.0 million with a gain of $3.4 million, and SBA loans of $2.5 million with a gain of $120 thousand, and other loans of $733 thousand with a gain of $2.5 million.
Net revenue on mortgage banking activities was $95.4 million for the year ended December 31, 2014, an increase of $27.5 million, or 40.6 percent, from $67.9 million for the year ended December 31, 2013. During the year ended December 31, 2014, the Bank originated $2.82 billion and sold $2.75 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $84.1 million and 2.98 percent, respectively, and loan origination fees were $11.3 million for the year ended December 31, 2014. Included in the net gain was the initial capitalized value of our MSRs, which totaled $25.2 million, on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the year ended December 31, 2014. During the year ended December 31, 2013, the Bank originated $1.94 billion and sold $1.86 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $58.0 million and 2.99 percent, respectively, and loan origination fees were $9.9 million for the year ended December 31, 2013. Included in the net gain was the initial capitalized value of our MSRs, which totaled $10.9 million, on loans sold to Fannie Mae for the year ended December 31, 2013.
Advisory service fees were $12.9 million for the year ended December 31, 2014, an increase of $12.5 million, from $377 thousand for the year ended December 31, 2013. The income was generated from The Palisades Group, which was acquired during the third quarter of 2013.
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
Other income was $1.2 million for the years ended December 31, 2014, a decrease of $568 thousand, or 31.3 percent, from $1.8 million for the year ended December 31, 2013.

Noninterest Expense
The following table presents the breakdown of non-interest expense for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Salaries and employee benefits, excluding commissions	$162,305	$127,223	$87,239
Commissions for mortgage banking activities	50,809	35,656	23,448
Salaries and employee benefits	213,114	162,879	110,687
Occupancy and equipment	41,405	33,443	19,662
Professional fees	20,193	19,247	13,864
Data processing	8,184	5,231	4,710
Advertising	6,156	5,016	4,361
Regulatory assessments	5,644	4,182	2,535
Loan servicing and foreclosure expense	1,005	1,066	905
Valuation allowance for other real estate owned	38	32	97
Net gain on sales of other real estate owned	(23)	(66)	(464)
Provision for loan repurchases	2,326	2,808	2,383
Amortization of intangible assets	5,836	4,079	2,651
Impairment on intangible assets	258	48	1,061
All other expense	28,065	25,507	15,649
Total noninterest expense	$332,201	$263,472	$178,101
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Noninterest expense was $332.2 million for the year ended December 31, 2015, an increase of $68.7 million, or 26.1 percent, from $263.5 million for the year ended December 31, 2014. The increase was mainly due to the continued expansion of our business footprint.
Total salaries and employee benefits including commissions was $213.1 million for the year ended December 31, 2015, an increase of $50.2 million, or 30.8 percent, from $162.9 million for the year ended December 31, 2014. The increase was due mainly to additional compensation expense from an increase in the number of full-time employees resulting from the expansion of commercial banking operations, an increase in share-based compensation expense, as well as expansion in mortgage banking activities. Commission expense, which is a loan origination variable expense, related to mortgage banking activities, totaled $50.8 million and $35.7 million for the years ended December 31, 2015 and 2014, respectively. Total originations of conforming SFR mortgage loans for the years ended December 31, 2015 and 2014 totaled $4.39 billion and $2.82 billion, respectively.
Occupancy and equipment expenses were $41.4 million for the year ended December 31, 2015, an increase of $8.0 million, or 23.8 percent, from $33.4 million for the year ended December 31, 2014. The increase was due mainly to increased building and maintenance costs associated with additional facilities resulting from the purchase of a new building, the BPNA Branch Acquisition and new mortgage banking loan production offices.
Professional fees were $20.2 million for the year ended December 31, 2015, an increase of $946 thousand, or 4.9 percent, from $19.2 million for the year ended December 31, 2014. The increase was mainly due to legal and consulting costs associated with the building sale and purchase.
Data processing expenses were $8.2 million for the year ended December 31, 2015, an increase of $3.0 million, or 56.5 percent, from $5.2 million for the year ended December 31, 2014. The increases were mainly due to a higher volume of transactions related to loan and deposit growth.
Advertising costs were $6.2 million for the year ended December 31, 2015, an increase of $1.1 million, or 22.7 percent, from $5.0 million for the year ended December 31, 2014. The increase was mainly due to the Company's higher overall marketing cost associated with the continued expansion of its business footprint.
Regulatory assessment was $5.6 million for the year ended December 31, 2015, an increase of $1.5 million, or 35.0 percent, from $4.2 million for the year ended December 31, 2014. The increase was due to year-over-year balance sheet growth.

Provision for loan repurchases was $2.3 million and $2.8 million for the years ended December 31, 2015 and 2014, respectively. Additionally, the Company recorded an initial provision for loan repurchases of $2.0 million and $1.4 million against net revenue on mortgage banking activities during the years ended December 31, 2015 and 2014, respectively. Total provision for loan repurchase provided to reserve for loss on repurchased loans totaled $4.4 million and $4.2 million for the years ended December 31, 2015 and 2014, respectively. The increase was mainly due to increased volume of mortgage loan originations and sales.
Amortization of intangible assets was $5.8 million for the year ended December 31, 2015, an increase of $1.8 million, or 43.1 percent, from $4.1 million for the year ended December 31, 2014. The increase was mainly due to additional intangible assets acquired in the BPNA Branch Acquisition in the fourth quarter of 2014.
Impairment of intangible assets of $258 thousand and $48 thousand was recognized for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, the Company wrote off a portion of core deposit intangibles on non-interest bearing demand deposits and money market accounts acquired through the BPNA Branch Acquisition of $258 thousand, as these deposits were transferred in connection with the sale of two branches to AUB. During the year ended December 31, 2014, the Company wrote off a portion of core deposit intangibles related to the Beach Business Bank acquisition of $48 thousand due to lower remaining deposit balances than forecasted.
Other expenses were $28.1 million for the year ended December 31, 2015, an increase of $2.6 million, or 10.0 percent, from $25.5 million for the year ended December 31, 2014. The increase was mainly due to costs associated with the growth in mortgage banking activities and an increase in loan sub-servicing expenses due to the growth in the loan portfolio.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Noninterest expense was $263.5 million for the year ended December 31, 2014, an increase of $85.4 million, or 47.9 percent, from $178.1 million for the year ended December 31, 2013. The increase in noninterest expense relates predominantly to the bank and non-bank acquisitions by the Company along with growth related to the mortgage banking strategy.
Total salaries and employee benefits including commissions was $162.9 million for the year ended December 31, 2014, an increase of $52.2 million, or 47.2 percent, from $110.7 million for the year ended December 31, 2013. The increase was due mainly to additional compensation expense from an increase in the number of full-time employees resulting from the RenovationReady acquisition and BPNA Branch Acquisition, an increase in share-based compensation expense, as well as expansion in mortgage banking activities. Commission expense, which is a loan origination variable expense related to mortgage banking activities, totaled $35.7 million and $23.4 million for the years ended December 31, 2014 and 2013, respectively. Total originations of conforming SFR mortgage loans for the years ended December 31, 2014 and 2013 were $2.82 billion and $1.94 billion, respectively.
Occupancy and equipment expenses were $33.4 million for the year ended December 31, 2014, an increase of $13.8 million, or 70.1 percent, from $19.7 million for the year ended December 31, 2013. The increase was due mainly to increased building and maintenance costs resulting from a full year of branch costs associated with the 2013 acquisitions of The Private Bank of California, The Palisades Group and CS Financial, and new branch locations associated with the BPNA Branch Acquisition and new loan production offices.
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
Provision for loan repurchases was $2.8 million for the year ended December 31, 2014, an increase of $425 thousand, or 17.8 percent, from $2.4 million for the year ended December 31, 2013. Additionally, the Company recorded initial provision for loan repurchases of $1.4 million against net revenue on mortgage banking activities during the year ended December 31, 2014. The increase was mainly due to increased volume of mortgage loan originations and sales.
Amortization of intangible assets was $4.1 million for the year ended December 31, 2014, an increase of $1.4 million, or 53.9 percent, from $2.7 million for the year ended December 31, 2013. The increase was due to the acquisitions in 2014 and 2013.
Impairment of intangible assets of $48 thousand and $1.1 million was recognized for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Company wrote off a portion of core deposit intangibles related to the Beach Business Bank acquisition of $48 thousand due to lower remaining deposit balances than forecasted. During the year ended December 31, 2013, the Company wrote off all remaining trade name intangibles of Beach Business Bank, Gateway Bancorp and The Private Bank of California of $976 thousand due to the merger of the Company's two banking subsidiaries into a single bank and a portion of core deposit intangibles on deposits acquired from Gateway Bancorp of $85 thousand due to the lower remaining balance than projected.
Other expenses were $25.5 million for the year ended December 31, 2014, an increase of $9.9 million, or 63.0 percent, from $15.6 million for the year ended December 31, 2013. The increase was mainly due to costs associated with the growth in mortgage banking activity and an increase in loan sub-servicing expenses due to the increase in the size of the loan portfolio.

Income Tax Expense
For the years ended December 31, 2015, 2014 and 2013, income tax (benefit) expense was $42.2 million, $(3.7) million and $8.0 million, respectively, and the effective tax rate was 40.5 percent, (14.1) percent and 101.1 percent, respectively. The Company’s effective tax rate increased for the year ended December 31, 2015 due to the release of the valuation allowance for the year ended December 31, 2014.
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, future taxable income and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized. Therefore, no valuation allowance was provided against the deferred tax assets of $11.3 million and $16.4 million at December 31, 2015 and 2014, respectively.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $0 and $5.4 million at December 31, 2015 and 2014, respectively. The Company has changed its tax accounting method for various items and filed amended state income tax returns to reflect audit adjustments. As a result, the total amount of unrecognized tax benefits has decreased by $5.4 million during the year ended December 31, 2015. The Company does not believe that the unrecognized tax benefits will change within the next twelve months. As of December 31, 2015, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $0. At December 31, 2015 and 2014, the Company had $0 and $23 thousand accrued for interest or penalties, respectively. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2012 (with the exception of Gateway Bancorp, a predecessor entity, which is currently under exam by the Internal Revenue Service for the 2008 and 2009 tax years).The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2011 (other state income and franchise tax statutes of limitations vary by state).
ASU 2014-01 was adopted effective January 1, 2015. Under this standard, amortization of investments in Qualified Affordable Housing Projects is reported within income tax expense.

Operating Segment Results
The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company has identified four operating segments for purposes of management reporting: (i) Commercial Banking; (ii) Mortgage Banking; (iii) Financial Advisory; and (iv) Corporate/Other. Each of these four business divisions meets the criteria of an operating segment, as each segment engages in business activities from which it earns revenues and incurs expenses and its operating results are regularly reviewed by the Company’s chief operating decision-maker, the Company's President and Chief Executive Officer, to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available.
The principal business of the Commercial Banking segment consists of attracting deposits and investing these funds primarily in commercial, consumer and real estate secured loans. The principal business of the Mortgage Banking segment is originating conforming SFR loans and selling these loans in the secondary market. The principal business of the Financial Advisory segment is operated by The Palisades Group and provides services of purchase, sale and management of SFR mortgage loans. The Corporate/Other segment includes the holding company. The Corporate/Other segment engages in business activities through the sale of other real estate owned and loans held at the holding company and incurs interest expense on debt as well as non-interest expense for corporate related activities. During the fourth quarter of 2015, the Company developed a measurement method to allocate centrally incurred costs to its operating segments. The Company allocates shared service costs within Commercial Banking noninterest expense, as well as Corporate/Other noninterest expense, to the respective operating segments. These allocations of centrally incurred costs resulted in a reduction of noninterest expense for Commercial Banking and Corporate/Other, in the amount of $7.1 million and $13.8 million, respectively. Additionally, these allocations resulted in an increase of noninterest expense for Mortgage Banking and Financial Advisory, in the amount of $19.3 million and $1.6 million, respectively.
The Company did not change the measurement method of prior period operating segment information, as it was not deemed practicable to do so. The following table represents the operating segments’ financial results and other key financial measures as of or for the years ended December 31, 2015, 2014, and 2013:

	As of or For the Year Ended
	Commercial Banking	Mortgage Banking	Financial Advisory	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
December 31, 2015
Net interest income	$225,869	$12,502	$—	$(14,654)	$—	$223,717
Provision for loan and lease losses	7,469	—	—	—	—	7,469
Noninterest income	65,829	144,522	15,960	—	(6,092)	220,219
Noninterest expense	183,918	143,912	10,463	—	(6,092)	332,201
Income (loss) before income taxes	$100,311	$13,112	$5,497	$(14,654)	$—	$104,266
Total assets	$7,785,887	$445,509	$11,865	$157,944	$(165,650)	$8,235,555
December 31, 2014
Net interest income	$154,322	$8,455	$—	$(7,500)	$—	$155,277
Provision for loan and lease losses	10,976	—	—	—	—	10,976
Noninterest income	34,122	98,322	19,697	217	(6,721)	145,637
Noninterest expense	150,539	96,103	11,071	12,480	(6,721)	263,472
Income (loss) before income taxes	$26,929	$10,674	$8,626	$(19,763)	$—	$26,466
Total assets	$5,648,986	$309,241	$14,957	$60,593	$(62,480)	$5,971,297
December 31, 2013
Net interest income	$96,222	$7,792	$—	$(6,785)	$—	$97,229
Provision for loan and lease losses	7,963	—	—	—	—	7,963
Noninterest income	26,740	69,687	2,832	5	(2,521)	96,743
Noninterest expense	88,449	76,210	2,339	13,624	(2,521)	178,101
Income (loss) before income taxes	$26,550	$1,269	$493	$(20,404)	$—	$7,908
Total assets	$3,395,793	$222,269	$2,876	$33,974	$(27,050)	$3,627,862

Commercial Banking Segment
Income before income taxes from the Commercial Banking segment was $100.3 million, $26.9 million, and $26.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase for the year ended December 31, 2015 was due to increases in net interest income and noninterest income, and a decrease in provision for loan and lease losses, partially offset by an increase in noninterest expense. The increase for the year ended December 31, 2014 was due to higher net interest income and noninterest income, partially offset by increases in provision for loan and leases losses and noninterest expense.
Net interest income was $225.9 million, $154.3 million, and $96.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increases were mainly due to an increase in average balance of total interest-earning assets, partially offset by an increase in the average balance of interest-bearing liabilities and a decrease in yield.
Provision for loan and lease losses was $7.5 million, $11.0 million, and $8.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease for the year ended December 31, 2015 was due mainly to improved asset quality. The increase for the year ended December 31, 2014 was mainly due to the increases in total loans and leases. Total ALLL to non-performing loans and leases was 78.74 percent, 76.81 percent, and 59.42 percent at December 31, 2015, 2014 and 2013, respectively.
Noninterest income was $65.8 million, $34.1 million, and $26.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase for the year ended December 31, 2015 was mainly due to increases in net gain on sale of loans and securities, customer services fees, income from bank owned life insurance, and gain on sale of building, partially offset by a decrease in loan servicing income. The increase for the year ended December 31, 2014 was mainly due to increases in net gain on sale of loans and securities, loan brokerage income, and servicing fee income, partially offset by a gain on sale of branches of $12.1 million in 2013.
Noninterest expense was $183.9 million, $150.5 million, and $88.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increases were mainly due to acquisitions and expansion of the business footprint.
Mortgage Banking Segment
Income before income taxes from the Mortgage Banking segment was $13.1 million, $10.7 million, and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increases for the years ended December 31, 2015 and 2014 were mainly due to increases in originations and sales during the periods.
Net interest income was $12.5 million, $8.5 million, and $7.8 million, and noninterest income was $144.5 million, $98.3 million, and $69.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increases in net interest income and noninterest income were the result of increases in origination and sales of conforming SFR mortgage loans during the years ended December 31, 2015 and 2014.
Noninterest expense was $143.9 million, $96.1 million, $76.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increases were mainly due to expansion of the Mortgage Banking segment, which incurred additional compensation expense related to an increase in the number of full-time employees, and a loan origination variable commission expense, and occupancy cost related to an increase in number of loan production offices.
Financial Advisory Segment
Income before income taxes on the Financial Advisory segment was $5.5 million, $8.6 million, $493 thousand and for the years ended December 31, 2015, 2014 and 2013, respectively. The Palisades Group was acquired during the third quarter of 2013.
Noninterest income, which was mainly advisory service fees, was $16.0 million, $19.7 million, and $2.8 million, and noninterest expense was $10.5 million, $11.1 million, and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Corporate/Other Segment
Loss before income taxes on the Corporate/Other segment was $14.7 million, $19.8 million, and $20.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Expenses in the Corporate/Other segment were related to interest expense on the Senior Notes and junior subordinated amortizing notes, compensation expense relating to the Banc of California, Inc. employees and directors and professional expense relating to bank and non-bank acquisitions.

FINANCIAL CONDITION

Investment Securities
Investment securities are classified as held-to-maturity or available-for-sale in accordance with GAAP. Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. All other securities are classified as available-for-sale. Investment securities classified as held-to-maturity are carried at cost. Investment securities classified as available-for-sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity.
The primary goal of our investment securities portfolio is to provide a relatively stable source of interest income while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. Certain investment securities provide a source of liquidity as collateral for FHLB Advances, repurchase agreements and for certain public funds deposits.
Total investment securities available-for-sale increased by $487.9 million, or 141.1 percent, to $833.6 million at December 31, 2015, from $345.7 million at December 31, 2014, due to purchases of $1.59 billion, partially offset by sales of $986.5 million, principal payments of $109.0 million, and calls and pay-offs of $687 thousand. Investment securities had a net unrealized loss of $5.2 million at December 31, 2015, compared to a net unrealized gain of $817 thousand at December 31, 2014. The Company also purchased investment securities held-to-maturity of $962.1 million during the year ended December 31, 2015. The increases were mainly due to purchases of investment securities available-for-sale and held-to-maturity to reduce excess liquidity from the preferred stock and Senior Notes offerings.
The following table presents the amortized cost and fair value of the investment securities portfolio and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
Held-to-maturity
Corporate bonds	$239,274	$255	$(20,946)	$218,583
Collateralized loan obligation	416,284	—	(5,077)	411,207
Commercial mortgage-backed securities	306,645	41	(4,191)	302,495
Total securities held-to-maturity	$962,203	$296	$(30,214)	$932,285
Available-for-sale
SBA loan pool securities	$1,485	$19	$—	$1,504
Private label residential mortgage-backed securities	1,755	14	(1)	1,768
Corporate bonds	26,657	—	(505)	26,152
Collateralized loan obligation	111,719	31	(282)	111,468
Agency mortgage-backed securities	697,152	134	(4,582)	692,704
Total securities available-for-sale	$838,768	$198	$(5,370)	$833,596
December 31, 2014
Available-for-sale
SBA loan pool securities	$1,697	$18	$—	$1,715
U.S. government-sponsored entities and agency securities	1,940	42	—	1,982
Private label residential mortgage-backed securities	3,169	12	(13)	3,168
Agency mortgage-backed securities	338,072	1,363	(605)	338,830
Total securities available-for-sale	$344,878	$1,435	$(618)	$345,695
December 31, 2013
Available-for-sale
SBA loan pool securities	$1,794	$—	$(58)	$1,736
U.S. government-sponsored entities and agency securities	1,928	—	(8)	1,920
Private label residential mortgage-backed securities	14,653	135	(36)	14,752
Agency mortgage-backed securities	153,134	299	(1,819)	151,614
Total securities available-for-sale	$171,509	$434	$(1,921)	$170,022

The following table presents the composition and the repricing and yield information of the investment securities portfolio as of December 31, 2015:

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	($ in thousands)
Held-to-maturity
Corporate bonds	$—	—%	$—	—%	$212,219	5.15%	$27,055	4.32%	$239,274	$218,583	5.06%
Collateralized loan obligation	416,284	2.36%	—	—%	—	—%	—	—%	416,284	411,207	2.36%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	306,645	3.93%	306,645	302,495	3.93%
Total securities held-to-maturity	$416,284	2.36%	$—	—%	$212,219	5.15%	$333,700	3.96%	$962,203	$932,285	3.53%
Available-for-sale
SBA loan pools securities	$—	—%	$—	—%	$—	—%	$1,485	2.72%	$1,485	$1,504	2.72%
Private label residential mortgage-backed securities	146	2.74%	928	3.88%	—	—%	681	5.14%	1,755	1,768	4.27%
Corporate bonds	—	—%	—	—%	26,657	4.97%	—	—%	26,657	26,152	4.97%
Collateralized loan obligation	111,719	1.99%	—	—%	—	—%	—	—%	111,719	111,468	1.99%
Agency mortgage-backed securities	658	1.06%	21,991	1.71%	52,774	2.48%	621,729	2.58%	697,152	692,704	2.55%
Total securities available-for-sale	$112,523	1.98%	$22,919	1.8%	$79,431	3.31%	$623,895	2.59%	$838,768	$833,596	2.55%

At December 31, 2015 and 2014, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of stockholders’ equity.
The following table presents proceeds from sales and calls of securities and the associated gross gains and losses realized through earnings upon the sale of available-for-sale securities for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Gross realized gains on sales of securities available-for-sale	$3,260	$1,221	$438
Gross realized losses on sales of securities available-for-sale	(2)	(38)	(107)
Net realized gains on sales of securities available-for-sale	$3,258	$1,183	$331
Proceeds from sales of securities available-for-sale	$989,786	$111,764	$127,298
Tax expense on sales of securities available-for-sale	$1,368	$498	$—
Investment securities with carrying values of $47.9 million and $27.1 million as of December 31, 2015 and 2014, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.
The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2015
Held-to-maturity
Corporate bonds	$190,332	$(20,946)	$—	$—	$190,332	$(20,946)
Collateralized loan obligations	411,207	(5,077)	—	—	411,207	(5,077)
Commercial mortgage-backed securities	277,351	(4,191)	—	—	277,351	(4,191)
Total securities held-to-maturity	$878,890	$(30,214)	$—	$—	$878,890	$(30,214)
Available-for-sale
Private label residential mortgage-backed securities	$—	$—	$403	$(1)	$403	$(1)
Corporate bonds	26,152	(505)	—	—	26,152	(505)
Collateralized loan obligations	72,204	(282)	—	—	72,204	(282)
Agency mortgage-backed securities	599,814	(4,459)	6,832	(123)	606,646	(4,582)
Total securities available-for-sale	$698,170	$(5,246)	$7,235	$(124)	$705,405	$(5,370)
December 31, 2014
Available-for-sale
Private label residential mortgage-backed securities	372	(9)	1,355	(4)	1,727	(13)
Agency mortgage-backed securities	68,200	(332)	22,212	(273)	90,412	(605)
Total securities available-for-sale	$68,572	$(341)	$23,567	$(277)	$92,139	$(618)
The Company did not record other-than-temporary impairment (OTTI) for securities available-for-sale for the years ended December 31, 2015, 2014 and 2013.
At December 31, 2015, the Company’s securities available-for-sale portfolio consisted of 95 securities, 70 of which were in an unrealized loss position and securities held-to-maturity consisted of 93 securities, 87 of which were in an unrealized loss position. The unrealized losses were attributable to higher market interest rates at December 31, 2015 which negatively impacted the fair value of fixed rate agency mortgage backed securities, wider pricing spreads for corporate bonds and wider pricing spreads for collateralized loan obligations.
The Company monitors to ensure it has adequate credit support and as of December 31, 2015, the Company believes there was no OTTI and did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The Company considers the lowest credit rating for identification of potential OTTI. As of December 31, 2015, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.

Loans Held-for-Sale
Loans held-for-sale totaled $668.8 million at December 31, 2015, a decrease of $518.2 million, or 43.7 percent, from $1.19 billion at December 31, 2014. The loans held-for-sale consisted of $379.2 million and $278.7 million carried at fair value, and $289.7 million and $908.3 million carried at lower of cost or fair value at December 31, 2015 and 2014, respectively.
The loans carried at fair value represent conforming SFR mortgage loans originated by the Bank that are sold into the secondary market on a whole loan basis. Some of these loans are expected to be sold to Fannie Mae, Freddie Mac and Ginnie Mae on a servicing retained basis. The servicing of these loans is performed by a third party sub-servicer. These loans totaled $379.2 million at December 31, 2015, an increase of $100.4 million, or 36.0 percent, from $278.7 million at December 31, 2014. The increase was due mainly to originations of $4.50 billion, partially offset by sales of $4.42 billion.
Loans held-for-sale carried at the lower of cost or fair value are mainly non-conforming jumbo mortgage loans that are originated to sell in pools, unlike the loans individually originated to sell into the secondary market on a whole loan basis. These loans totaled $289.7 million at December 31, 2015, a decrease of $618.7 million, or 68.1 percent, from $908.3 million at December 31, 2014. The decrease was due mainly to originations of $693.5 million, loans transferred from loans and leases held-for-investment of $48.8 million, and partially offset by sales of $776.4 million and other net amortizations and loans transferred back to loans and leases held-for-investment of $584.5 million.

Loans and Leases Receivable
The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	($ in thousands)
Commercial:
Commercial and industrial	$876,999	16.9%	$490,900	12.4%	$287,771	11.8%	$80,387	6.4%	$9,019	1.1%
Commercial real estate	727,707	14.0%	999,857	25.3%	529,883	21.7%	338,900	27.1%	125,830	16.0%
Multi-family	904,300	17.5%	955,683	24.2%	141,580	5.8%	115,082	9.2%	87,196	11.1%
SBA	57,706	1.1%	36,155	0.9%	27,428	1.1%	36,076	2.9%	—	—%
Construction	55,289	1.1%	42,198	1.1%	24,933	1.0%	6,623	0.5%	—	—%
Lease financing	192,424	3.7%	85,749	2.2%	31,949	1.3%	11,203	0.9%	—	—%
Consumer:
Single family residential mortgage	2,255,584	43.5%	1,171,662	29.7%	1,286,541	52.6%	638,667	51.3%	548,522	69.5%
Other consumer	114,385	2.2%	166,918	4.2%	116,026	4.7%	21,533	1.7%	17,822	2.3%
Total loans and leases	5,184,394	100.0%	3,949,122	100.0%	2,446,111	100.0%	1,248,471	100.0%	788,389	100.0%
Allowance for loan and lease losses	(35,533)		(29,480)		(18,805)		(14,448)		(12,780)
Total loans and leases receivable, net	$5,148,861		$3,919,642		$2,427,306		$1,234,023		$775,609
Total loans and leases were $5.18 billion at December 31, 2015, an increase of $1.24 billion, or 31.3 percent, from $3.95 billion at December 31, 2014. The increase was mainly due to increases in SFR mortgage loans, commercial and industrial loans, lease financing, SBA loans, and construction loans, partially offset by decreases in commercial real estate loans, multi-family loans, and other consumer loans. The increase in commercial and industrial loans was mainly due to a $83.6 million increase in warehouse lines of credit, increased origination, and a reclassification from commercial real estate loans related to the finalization of accounting adjustment for the BPNA Branch Acquisition. The decrease in multi-family loans was mainly due to sales of $242.6 million, partially offset by an increase in originations. The increase in lease financing was mainly due to purchases of $127.0 million. The increase in SFR mortgage loans was mainly due to purchases of seasoned SFR mortgage loans pools of $578.7 million, loans transferred from loans held-for-sale of $479.1 million as well as increased originations, partially offset by sales of seasoned SFR mortgage loans pools of $198.4 million. See "Loan and Lease Originations, Purchases and Repayments" for the origination detail per loan and lease segment.

The following table presents the repricing and yield information with the weighted average contractual yield of the loan and lease portfolio as of December 31, 2015:

	One Year or Less		More Than One Year Through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	($ in thousands)
Commercial:
Commercial and industrial	$588,469	4.18%	$166,814	4.56%	$112,938	4.63%	$8,778	4.63%	$876,999	4.32%
Commercial real estate	181,727	4.49%	328,654	4.53%	183,505	4.66%	33,821	4.78%	727,707	4.56%
Multi-family	104,756	4.64%	569,874	3.94%	219,586	4.42%	10,084	4.45%	904,300	4.14%
SBA	28,425	5.39%	21,287	4.37%	5,537	4.75%	2,457	5.99%	57,706	4.98%
Construction	55,115	5.18%	167	6.25%	—	—%	7	4.13%	55,289	5.18%
Lease financing	3,196	7.57%	162,360	6.15%	26,868	5.54%	—	—%	192,424	6.09%
Consumer:
Single family residential mortgage	644,025	3.20%	534,380	3.39%	759,693	4.05%	317,486	4.98%	2,255,584	3.78%
Other consumer	112,321	4.05%	691	5.33%	927	9.28%	446	6.43%	114,385	4.11%
Total	$1,718,034	3.92%	$1,784,227	4.15%	$1,309,054	4.29%	$373,079	4.94%	$5,184,394	4.17%

The following table presents the interest rate profile of the loan and lease portfolio due after one year at December 31, 2015:

	Due After One Year
	Fixed Rate	Floating Rate	Total
	(In thousands)
Commercial:
Commercial and industrial	$149,401	$361,378	$510,779
Commercial real estate	377,570	277,616	655,186
Multi-family	114,866	784,575	899,441
SBA	5,612	49,438	55,050
Construction	173	24,359	24,532
Lease financing	189,228	—	189,228
Consumer:
Single family residential mortgage	269,113	1,985,952	2,255,065
Other consumer	2,065	86,185	88,250
Total	$1,108,028	$3,569,503	$4,677,531
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

The following table presents loan and lease originations, purchases, sales, and repayment activities excluding the loans originated for sale, for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Origination by rate type:
Floating rate:
Commercial and industrial	$180,728	$80,119	$81,048
Commercial real estate and multi family	300,068	397,271	120,631
SBA	33,435	12,223	1,474
Construction	23,819	1,167	6,226
Lease financing	—	1,091	—
Single family residential mortgage	523,789	130,251	390,499
Other consumer	23,628	46,407	21,282
Total floating rate	1,085,467	668,529	621,160
Fixed rate:
Commercial and industrial	25,052	51,949	10,962
Commercial real estate and multi family	169,518	61,145	117,666
SBA	—	3,691	772
Construction	3	—	1,136
Lease financing	26,748	44,590	16,952
Single family residential mortgage	—	—	3,464
Other consumer	25	8,414	307
Total fixed rate	221,346	169,789	151,259
Total loans and leases originated	1,306,813	838,318	772,419
Purchases:
Single family residential mortgage	578,666	—	849,883
Commercial real estate and multi-family	—	—	—
Lease financing	127,043	38,572	7,850
Total loans and leases purchased	705,709	38,572	857,733
Acquired in business combinations	—	1,072,449	385,256
Transferred to loans held-for-sale	(48,757)	(66,334)	(182,803)
Repayments:
Principal repayments	(3,777,566)	(1,885,128)	(461,223)
Sales	(444,578)	(90,390)	(263,554)
Increase in other items, net	3,493,651	1,595,524	89,812
Net increase	$1,235,272	$1,503,011	$1,197,640
The increases in changes from principal repayments and other items were mainly due to increased advances and repayments in commercial lines of credit and warehouse lines of credit during the year ended December 31, 2015 and 2014.

Seasoned SFR Mortgage Loan Acquisitions
During the year ended December 31, 2015, the Company completed seven seasoned SFR mortgage loan pool acquisitions with unpaid principal balances and fair values of $622.1 million and $578.7 million, respectively, at the respective acquisition dates. These loan pools generally consist of re-performing residential mortgage loans whose characteristics and payment history were consistent with borrowers that demonstrated a willingness and ability to remain in the residence pursuant to the current terms of the mortgage loan agreement. The Company acquired these loans at a discount to both current property value at acquisition and note balance.
The Company determined that certain loans in these seasoned SFR mortgage loan acquisitions reflect credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected (PCI loans). The unpaid principal balances and fair values of PCI loans in these transactions, at the respective acquisition dates, were $571.2 million and $529.2 million, respectively. At December 31, 2015, the unpaid principal balances and carrying values of these PCI loans were $564.1 million and $523.1 million, respectively.
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
In the aggregate, the weighted average purchase price of the loans was 58.0 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 93.7 percent of note balance at the time of acquisition. At the time of acquisition, approximately 85.2 percent of the mortgage loans by current principal balance (excluding any forbearance amounts) had the original terms modified at some point since origination by a prior owner or servicer. The mortgage loans had a current weighted average contractual interest rate of 3.12 percent, determined by current principal balance. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 669. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $394 thousand. Approximately 96.1 percent of the borrowers by current principal balance had made at least 12 monthly payments in the 12 months preceding the trade date and 97.5 percent had made at least six monthly payments in the six months preceding the trade date. The mortgage loans are secured by residences located in 50 states and the District of Columbia with California being the largest state concentration representing 44.7 percent of the note balance, and with no other state concentration exceeding 10 percent based upon the current note balance.
The Company did not acquire any seasoned SFR mortgage loan pool in 2014.
The total unpaid principal balance and carrying value of the seasoned SFR mortgage loan pools, which included pools the Company acquired in 2015 as well as 2013 and 2012, were $972.2 million and $894.1 million, respectively at December 31, 2015 and $677.3 million and $595.4 million, respectively, at December 31, 2014. The total unpaid principal balance and carrying value of PCI loans included in these pools were $764.6 million and $699.1 million, respectively at December 31, 2015 and $282.7 million and $230.8 million, respectively, at December 31, 2014.
At December 31, 2015 and 2014, approximately 2.26 percent and 3.46 percent of unpaid principal balance of the seasoned SFR mortgage loan pools were delinquent 60 or more days, respectively, and 0.62 percent and 0.76 percent were in bankruptcy or foreclosure, respectively.
As part of the acquisition program, the Company may sell from time to time seasoned SFR mortgage loans that do not meet the Company’s investment standards. The Company also sells seasoned SFR mortgage loans opportunistically and to appropriately match asset and liability maturities. The Company sold seasoned SFR mortgage loans with an aggregate unpaid principal balance and aggregate carrying value of $232.4 million and $198.4 million during the year ended December 31, 2015. The Company sold seasoned SFR mortgage loans with an aggregate unpaid principal balance and aggregate carrying value of $119.8 million and $82.6 million, respectively, during the year ended December 31, 2014.
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

Non-Traditional Mortgage Portfolio
The Company’s NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of December 31, 2015 and 2014, the NTM loans totaled $785.9 million, or 15.2 percent of total loans and leases, and $350.6 million, or 8.9 percent of total loans and leases, respectively. The total NTM portfolio increased by $435.3 million, or 124.2 percent during the period. The following table presents the composition of the NTM portfolio as of the dates indicated:

	December 31,
	2015			2014			2013			2012			2011
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC) - first liens	121	$105,131	13.4%	148	$123,177	35.1%	173	$147,705	47.7%	212	$198,720	53.9%	245	$219,502	58.9%
Interest only - first liens	521	664,358	84.4%	207	209,207	59.7%	244	139,867	45.2%	187	142,426	38.7%	199	123,134	33.0%
Negative amortization	30	11,602	1.5%	32	13,099	3.7%	37	16,623	5.4%	40	19,341	5.3%	45	21,525	5.8%
Total NTM - first liens	672	781,091	99.3%	387	345,483	98.5%	454	304,195	98.3%	439	360,487	97.9%	489	364,161	97.7%
Green Loans (HELOC) - second liens	16	4,704	0.6%	19	4,979	1.4%	23	5,289	1.7%	27	7,659	2.1%	32	8,703	2.3%
Interest only - second liens	1	113	0.1%	1	113	0.1%	1	113	—%	1	114	—%	1	114	—%
Total NTM - second liens	17	4,817	0.7%	20	5,092	1.5%	24	5,402	1.7%	28	7,773	2.1%	33	8,817	2.3%
Total NTM loans	689	$785,908	100.0%	407	$350,575	100.0%	478	$309,597	100.0%	467	$368,260	100.0%	522	$372,978	100.0%
% of NTM to total loans and leases		15.2%			8.9%			12.7%			29.5%			47.3%
The initial credit guidelines for the NTM portfolio were established based on borrower FICO score, LTV ratio, property type, occupancy type, loan amount, and geography. Additionally, from an ongoing credit risk management perspective, the Company has determined the most significant performance indicators for NTMs to be LTV ratios and FICO scores. On a semi-annual basis, the Company performs loan reviews of the NTM loan portfolio, which includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party AVM to confirm collateral values.

LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below represents the Company’s NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
December 31, 2015
< 61	70	$51,221	48.7%	141	$208,120	31.3%	17	$5,271	45.4%	228	$264,612	33.9%
61-80	33	42,075	40.0%	291	408,662	61.6%	12	6,106	52.7%	336	456,843	58.4%
81-100	12	6,836	6.5%	37	30,167	4.5%	1	225	1.9%	50	37,228	4.8%
> 100	6	4,999	4.8%	52	17,409	2.6%	—	—	—%	58	22,408	2.9%
Total	121	$105,131	100.0%	521	$664,358	100.0%	30	$11,602	100.0%	672	$781,091	100.0%
December 31, 2014
< 61	77	$58,856	47.8%	60	$93,254	44.7%	15	$6,023	46.0%	152	$158,133	45.8%
61-80	45	46,177	37.5%	54	81,472	38.9%	12	5,901	45.0%	111	133,550	38.6%
81-100	18	11,846	9.6%	33	14,927	7.1%	4	781	6.0%	55	27,554	8.0%
> 100	8	6,298	5.1%	60	19,554	9.3%	1	394	3.0%	69	26,246	7.6%
Total	148	$123,177	100.0%	207	$209,207	100.0%	32	$13,099	100.0%	387	$345,483	100.0%
The decrease in Green Loans and negative amortization was due to reductions in principal balance and payoffs and the increase in interest only was due to increased originations. The Company updates LTV ratios on a semi-annual basis, typically in the second and fourth quarters or as needed in conjunction with proactive portfolio management.

The following table presents the contractual maturity with number of loans of the NTM portfolio as of December 31, 2015:

	One Year or Less		More Than One Year Through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amount	Count	Amount	Count	Amount	Count	Amount	Count	Amount	Count
	($ in thousands)
Green Loans (HELOC) - first liens (1)	$—	—	$2,244	4	$97,966	116	$4,921	1	$105,131	121
Interest only - first liens (2)	—	—	379	2	195	1	663,784	518	664,358	521
Negative amortization	—	—	—	—	—	—	11,602	30	11,602	30
Total NTM - first liens	—	—	2,623	6	98,161	117	680,307	549	781,091	672
Green Loans (HELOC) - second liens (1)	—	—	—	—	4,704	16	—	—	4,704	16
Interest only - second liens (2)	—	—	—	—	113	1	—	—	113	1
Total NTM - second liens	—	—	—	—	4,817	17	—	—	4,817	17
Total NTM loans	$—	—	$2,623	6	$102,978	134	$680,307	549	$785,908	689

(1)	Green Loans typically have a 15 year balloon maturity

(2)	Interest Only loans typically switch to an amortizing basis after 5, 7, or 10 years
At December 31, 2015, all negative amortization loans had outstanding balances less than their original principal balances.

Green Loans
The Company discontinued origination of Green Loans in 2011. Green Loans are SFR first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year balloon payment due at maturity. The Company initiated the Green Loan products in 2005 and proactively refined underwriting and credit management practices and credit guidelines in response to changing economic environments, competitive conditions and portfolio performance. The Company continues to manage credit risk, to the extent possible, throughout the borrower’s credit cycle.
At December 31, 2015, Green Loans totaled $109.8 million, a decrease of $18.3 million, or 14.3 percent from $128.2 million at December 31, 2014, primarily due to reductions in principal balance and payoffs. As of December 31, 2015 and 2014, $10.1 million and $12.5 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on LTV ratios and the Company’s contractual ability to curtail loans when the value of underlying collateral declines.
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
The following table presents the Company’s NTM Green Loans first lien portfolio at December 31, 2015 by FICO scores that were obtained during the quarter ended December 31, 2015, compared to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2014:

	December 31, 2015
	By FICO Scores Obtained During the Quarter Ended December 31, 2015			By FICO Scores Obtained During the Quarter Ended December 31, 2014			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	22	$14,438	13.7%	24	$16,587	15.8%	(2)	$(2,149)	(2.1)%
700-799	60	48,775	46.5%	58	44,678	42.5%	2	4,097	4.0%
600-699	23	23,600	22.4%	24	26,768	25.5%	(1)	(3,168)	(3.1)%
<600	5	4,030	3.8%	8	11,817	11.2%	(3)	(7,787)	(7.4)%
No FICO score	11	14,288	13.6%	7	5,281	5.0%	4	9,007	8.6%
Totals	121	$105,131	100.0%	121	$105,131	100.0%	—	$—	—%
The Company updates FICO scores on a periodic basis and generally at least twice a year or as needed in conjunction with proactive portfolio management.

Interest Only Loans
Interest only loans are primarily SFR mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. As of December 31, 2015, our interest only loans increased by $455.2 million, or 217.4 percent, to $664.5 million from $209.3 million at December 31, 2014, primarily due to originations of $258.6 million and transfers from loans held-for-sale of $277.5 million, partially offset by transfers to loans held-for-sale of $2.3 million and net amortization of $83.2 million. As of December 31, 2015 and 2014, $4.6 million and $2.0 million of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans decreased by $1.5 million, or 11.4 percent, to $11.6 million as of December 31, 2015 from $13.1 million as of December 31, 2014. The Company discontinued origination of negative amortization loans in 2007. At December 31, 2015 and 2014, no loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.
Non-Traditional Mortgage Loan Credit Risk Management
The Company performs detailed reviews of collateral values on loans collateralized by residential real property including its NTM portfolio based on appraisals or estimates from third partyAVMs to analyze property value trends on a semi-annual basis or as needed. AVMs are used to identify loans that have experienced potential collateral deterioration. Once a loan has been identified that may have experienced collateral deterioration, the Company will obtain updated drive by or full appraisals in order to confirm the valuation. This information is used to update key monitoring metrics such as LTV ratios. Additionally, FICO scores are obtained in conjunction with the collateral analysis. In addition to LTV ratios and FICO scores, the Company evaluates the portfolio on a specific loan basis through delinquency and portfolio charge-offs to determine whether any risk mitigation or portfolio management actions are warranted. The borrowers may be contacted as necessary to discuss material changes in loan performance or credit metrics.
The Company’s risk management policy and credit monitoring includes reviewing delinquency, FICO scores, and collateral values on the NTM loan portfolio. We also continuously monitor market conditions for our geographic lending areas. The Company has determined that the most significant performance indicators for NTM to be LTV ratios and FICO scores. The loan review provides an effective method of identifying borrowers who may be experiencing financial difficulty before they fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO score of 10 percent or more and a resulting FICO score of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded that will increase the ALLL the Company will establish for potential losses. A report is prepared and regularly monitored.
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
As these loans are revolving lines of credit, the Company, based on the loan agreement and loan covenants of the particular loan, as well as applicable rules and regulations, could suspend the borrowing privileges or reduce the credit limit at any time the Company reasonably believes that the borrower will be unable to fulfill their repayment obligations under the agreement or certain other conditions are met. In many cases, the decrease in FICO score is the first red flag that the borrower may have difficulty in making their future payment obligations.
As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. The Company’s Internal Asset Review Committee (IARC) conducts regular meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent review completed in the fourth quarter of 2015, the Company reduced $800 thousand in available commitments on Green Loans.
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

Asset Quality
Past Due Loans and Lease
The following table presents a summary of loans and leases, excluding PCI loans, that were past due at least 30 days but less than 90 days past due as of the dates indicated:

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Commercial:
Commercial and industrial	$5,007	$116	$287	$255	$—
Commercial real estate	—	2,237	5,748	775	291
Multi-family	223	1,280	602	—	—
SBA	162	82	62	136	—
Construction	—	—	—	—	—
Lease financing	3,046	1,091	363	118	—
Consumer:
Single family residential mortgage	31,497	35,496	30,318	7,797	10,669
Other consumer	11	392	319	27	4
Total	$39,946	$40,694	$37,699	$9,108	$10,964
The loans and leases, excluding PCI loans, that were past due at least 30 days but less than 90 days past due totaled $39.9 million at December 31, 2015, a decrease of $748 thousand, or 1.8 percent, from $40.7 million at December 31, 2014. The changes in SFR mortgage loan delinquencies in 2015 and 2014 was due mainly to a delinquency increase in portfolio SFR mortgage loans, partially offset by a delinquency decrease in seasoned SFR mortgage loan pools. The increase in SFR mortgage loan delinquencies in 2013 was due mainly to a delinquency increase in seasoned SFR mortgage loan pools. The total amount that were past due at least 30 days but less than 90 days past due in seasoned SFR mortgage loan pools was $12.2 million, $22.9 million and $28.1 million at December 31, 2015, 2014 and 2013, respectively.
The following table presents a summary of NTM loans that were past due at least 30 days but less than 90 days past due as of the dates indicated:

	December 31,
	2015		2014
	Count	Amount	Count	Amount
	($ in thousands)
Green Loans (HELOC) - first liens	1	$7,913	2	$8,853
Interest only - first liens	6	3,935	8	1,580
Negative amortization	—	—	—	—
Total NTM - first liens	7	11,848	10	10,433
Green Loans (HELOC) - second liens	—	—	1	294
Interest only - second liens	—	—	—	—
Total NTM - second liens	—	—	1	294
Total NTM loans	7	$11,848	11	$10,727
The NTM loans that were past due at least 30 days but less than 90 days past due totaled $11.8 million at December 31, 2015, an increase of $1.1 million, or 10.5 percent, from $10.7 million at December 31, 2014.

The following table presents a summary of PCI loans that were past due at least 30 days but less than 90 days past due as of the dates indicated:

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	1,457	—
Multi-family	—	—	—	—	—
SBA	549	878	46	380	—
Construction	—	—	—	—	—
Lease financing	—	—	—	—	—
Consumer:
Single family residential mortgage	39,742	16,763	30,468	2,090	—
Other consumer	—	—	—	—	—
Total	$40,291	$17,641	$30,514	$3,927	$—
The PCI loans that were past due at least 30 days but less than 90 days past due totaled $40.3 million at December 31, 2015, an increase of $22.7 million, or 128.4 percent, from $17.6 million at December 31, 2014. The increase in SFR mortgage loans was due mainly to a $21.5 million delinquency increase from the seasoned SFR mortgage loans that were purchased during 2015 and the transfer of servicing during the fourth quarter of 2015. A servicing transfer often causes a temporary increase in delinquencies due to confusion of borrowers concerning where to send their payments and a disruption in the normal collection efforts of the loan servicer.
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

The following table presents a summary of non-performing assets as of the dates indicated:

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Commercial:
Commercial and industrial	$4,383	$7,143	$33	$—	$—
Commercial real estate	1,552	1,017	3,868	2,906	1,887
Multi-family	642	1,834	1,972	5,442	3,090
SBA	422	285	10	141	—
Construction	—	—	—	—	—
Lease financing	598	100	—	—	—
Consumer:
Single family residential mortgage	37,318	27,753	25,514	14,503	14,272
Other consumer	214	249	251	1	5
Total non-accrual loans and leases	45,129	38,381	31,648	22,993	19,254
Loans past due over 90 days or more and still on accrual	—	—	—	—	—
Other real estate owned	1,097	423	—	4,527	14,692
Total non-performing assets	$46,226	$38,804	$31,648	$27,520	$33,946
Performing troubled debt restructured loans	$7,842	$6,346	$6,117	$6,646	$5,417
The increases in non-accrual loans and leases in 2015 and 2014 was mainly due to increases in total loans and leases. The percentage of total non-accrual loans and leases to total loans and leases was 0.87 percent at December 31, 2015 and 0.97 percent at December 31, 2014, compared to 1.29 percent at December 31, 2013.
With respect to loans that were on non-accrual status as of December 31, 2015, the gross interest income that would have been recorded during the year ended December 31, 2015 had such loans and leases been current in accordance with their original terms and been outstanding throughout the year ended December 31, 2015 (or since origination, if held for part of the year ended December 31, 2015), was $2.1 million. The amount of interest income on such loans that was included in net income for the year ended December 31, 2015 was $197 thousand.
The following table presents a summary of non-accrual NTM loans as of the dates indicated:

	December 31,
	2015		2014
	Count	Amount	Count	Amount
	($ in thousands)
Green Loans (HELOC) - first liens	2	$10,088	5	$12,334
Interest only - first liens	6	4,615	7	2,049
Negative amortization	—	—	—	—
Total NTM - first liens	8	14,703	12	14,383
Green Loans (HELOC) - second liens	—	—	1	209
Interest only - second liens	—	—	—	—
Total NTM - second liens	—	—	1	209
Total NTM loans	8	$14,703	13	$14,592

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
At December 31, 2015 and 2014, the Company had 29 and 18 loans, respectively, with an aggregate balance of $9.8 million and $8.0 million, respectively, classified as TDRs. When a loan becomes a TDR the Company ceases accruing interest, and classifies it as non-accrual until the borrower demonstrates that the loan is again performing.
At December 31, 2015, of the 29 loans classified as TDRs, 23 loans totaling $7.8 million were making payments according to their modified terms and were less than 90-days delinquent under the modified terms. Of the aforementioned $7.8 million in TDRs, $7.3 million were SFR mortgage loans and $553 thousand were other consumer loans. At December 31, 2014, of the 18 loans classified as TDRs, 14 loans totaling $6.3 million were making payments according to their modified terms and were less than 90-days delinquent under the modified terms. Of the aforementioned $6.3 million in TDRs, $6.1 million were SFR mortgage loans and $294 thousand were other consumer loans. At December 31, 2015 and 2014, there were 4 and 2 TDR loans, respectively, with an aggregate balance of $914 thousand and $492 thousand, respectively, that were over 90 days delinquent.
The following table presents the composition of TDRs as of the dates indicated:

	December 31,
	2015			2014
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial real estate	$—	$—	$—	$—	$—	$—
SBA	—	3	3	—	6	6
Consumer:
Single family residential mortgage	1,015	5,841	6,856	—	4,269	4,269
Green Loans (HELOC) - first liens	2,400	—	2,400	3,442	—	3,442
Green Loans (HELOC) - second liens	553	—	553	294	—	294
Total	$3,968	$5,844	$9,812	$3,736	$4,275	$8,011

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
In connection with the filing of the Bank’s periodic reports with the OCC and in accordance with policies for our classification of assets, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management’s review of assets, at December 31, 2015, the Company had classified assets (including OREO) totaling $66.7 million, all of which were classified as substandard. The total amount classified represented 0.81 percent of the Company’s total assets at December 31, 2015.
When accrual of income on a pool of PCI loans with common risk characteristics is appropriate in accordance with ASC 310-30, individual loans in those pools are not risk-rated. The credit criteria evaluated are LTV ratios, delinquency, and actual cash flows versus expected cash flows of the loan pools.

The following table presents the Company’s risk categories as of December 31, 2015:

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Not-Rate	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$660,683	$11,731	$3,546	$—	$—	$675,960
Green Loans (HELOC) - first liens	87,967	2,329	14,835	—	—	105,131
Green Loans (HELOC) - second liens	4,704	—	—	—	—	4,704
Other consumer	113	—	—	—	—	113
Total NTM loans	753,467	14,060	18,381	—	—	785,908
Traditional loans:
Commercial:
Commercial and industrial	860,993	3,175	11,978	—	—	876,146
Commercial real estate	707,238	4,788	6,082	—	—	718,108
Multi-family	901,578	403	2,319	—	—	904,300
SBA	53,078	1,132	447	—	—	54,657
Construction	55,289	—	—	—	—	55,289
Lease financing	190,976	—	1,448	—	—	192,424
Consumer:
Single family residential mortgage	738,196	12,301	24,766	—	—	775,263
Other consumer	109,206	148	214	—	—	109,568
Total traditional loans	3,616,554	21,947	47,254	—	—	3,685,755
PCI loans:
Commercial:
Commercial and industrial	54	—	799	—	—	853
Commercial real estate	5,621	523	3,455	—	—	9,599
SBA	988	—	2,061	—	—	3,049
Consumer:
Single family residential mortgage	—	—	139	—	699,091	699,230
Other consumer	—	—	—	—	—	—
Total PCI loans	6,663	523	6,454	—	699,091	712,731
Total	$4,376,684	$36,530	$72,089	$—	$699,091	$5,184,394

The following table presents the Company’s risk categories as of December 31, 2014:

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Not-Rate	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$219,747	$279	$2,280	$—	$—	$222,306
Green Loans (HELOC) - first liens	104,640	399	18,138	—	—	123,177
Green Loans (HELOC) - second liens	4,770	—	209	—	—	4,979
Other consumer	113	—	—	—	—	113
Total NTM loans	329,270	678	20,627	—	—	350,575
Traditional loans:
Commercial:
Commercial and industrial	477,319	117	12,330	—	—	489,766
Commercial real estate	943,645	14,281	30,404	—	—	988,330
Multi-family	932,438	6,684	16,561	—	—	955,683
SBA	32,171	—	827	—	—	32,998
Construction	42,198	—	—	—	—	42,198
Lease financing	85,613	36	100	—	—	85,749
Consumer:
Single family residential mortgage	569,871	10,395	14,834	—	—	595,100
Other consumer	161,701	85	40	—	—	161,826
Total traditional loans	3,244,956	31,598	75,096	—	—	3,351,650
PCI loans:
Commercial:
Commercial and industrial	104	—	1,030	—	—	1,134
Commercial real estate	6,676	985	3,866	—	—	11,527
SBA	677	351	2,129	—	—	3,157
Consumer:
Single family residential mortgage	—	—	268	—	230,811	231,079
Other consumer	—	—	—	—	—	—
Total PCI loans	7,457	1,336	7,293	—	230,811	246,897
Total	$3,581,683	$33,612	$103,016	$—	$230,811	$3,949,122

Allowance for Loan and Lease Losses
The Company maintains an ALLL to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. The ALLL is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. The Company generally uses a 20-quarter loss experience of the Company and 8-quarter industry average loss experience in analyzing an appropriate reserve factor for loans. In addition, the Company uses a 28-quarter industry average loss experience in analyzing an appropriate reserve factor for portfolio segments that do not have adequate internal loss history. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on ALLL, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values.
The Company acquired the BPNA branches in 2014, The Private Bank of California in 2013, and Beach Business Bank and Gateway Bancorp in 2012, and their loans and leases were treated under ASC 805, accounting for acquisitions. The acquired loans and leases include loans that are accounted for under ASC 310-30, accounting for PCI loans. In addition, the Company acquired three pools of credit impaired re-performing seasoned SFR mortgage loan pools during the year ended December 31, 2012, five pools of seasoned SFR mortgage loan pools, which were partially PCI loans, during the year ended December 31, 2013, and seven pools of seasoned SFR mortgage loan pools, which were partially PCI loans, during the year ended December 31, 2015. The Company may recognize provision for loan and lease losses in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield and purchased discount. On a quarterly basis, the Company re-forecasts its expected cash flows for the PCI loans relating to the The Private Bank of California, Beach Business Bank and Gateway Bancorp acquisitions, and the loan pools acquired to be evaluated for potential impairment. The provision for PCI loans reflected a decrease in expected cash flows on PCI loans compared to those previously estimated. The impairment reserve for PCI loans at December 31, 2015 and 2014 was $206 thousand and $23 thousand, respectively.
The ALLL for loans collectively evaluated for impairment on originated loans and leases at December 31, 2015 was $32.7 million, which represented 1.05 percent of total originated loans and leases, as compared to $25.3 million, or 1.34 percent, of total originated loans and leases at December 31, 2014. Including the non-credit impaired loans acquired through acquisitions, ALLL for loans collectively evaluated for impairment was $35.0 million as of December 31, 2015, which represents 0.82 percent of total of such loans and leases, as compared to $28.2 million, or 0.85 percent, or total of such loans and leases at December 31, 2014. The ALLL for loans individually evaluated for impairment was $369 thousand at December 31, 2015 compared to $1.3 million at December 31, 2014. The Company held no unallocated ALLL at December 31, 2015 and 2014. The ALLL plus market discount for originated and acquired non-credit impaired loans and leases to the total amount of such loans and leases was 1.33 percent at December 31, 2015 versus 1.42 percent at December 31, 2014. The Company provided $7.5 million to its provision for loan and lease losses during the year ended December 31, 2015, related primarily to new lease financing and SFR mortgage loan production. The decrease in the percentage of ALLL to total loans and leases was mainly due to improving asset quality, which resulted in lower charge-offs and declining quantitative loss rates and qualitative factors in line with the current economic and business environment.

The following table presents information regarding activity in the ALLL for the periods indicated:

	December 31,
	2015	2014	2013	2012	2011
	($ in thousands)
Loans past due over 90 days or more still on accrual	$—	$—	$—	$—	$—
Non-accrual loans and leases	45,129	38,381	31,648	22,993	19,254
Total non-performing loans and leases	45,129	38,381	31,648	22,993	19,254
Other real estate owned	1,097	423	—	4,527	14,692
Total non-performing loans and leases	$46,226	$38,804	$31,648	$27,520	$33,946
Allowance for loan and lease losses (ALLL)
Balance at beginning of year	$29,480	$18,805	$14,448	$12,780	$14,637
Charge-offs	(1,942)	(923)	(3,013)	(4,071)	(7,512)
Recoveries	526	1,235	850	239	267
Transfer of loans to held-for-sale	—	(613)	(1,443)	—	—
Provision for loan and lease losses	7,469	10,976	7,963	5,500	5,388
Balance at end of year	$35,533	$29,480	$18,805	$14,448	$12,780
Non-performing loans and leases to total loans and leases	0.87%	0.97%	1.29%	1.84%	2.44%
Non-performing assets to total assets	0.56%	0.65%	0.87%	1.64%	3.40%
Non-performing loans and leases to ALLL	127.01%	130.19%	168.30%	159.14%	150.66%
ALLL to non-performing loans and leases	78.74%	76.81%	59.42%	62.84%	66.38%
ALLL to total loans and leases	0.69%	0.75%	0.77%	1.16%	1.62%
Net charge-offs to average total loans and leases	0.03%	(0.01)%	0.09%	0.31%	0.92%

The following table presents the ALLL allocation among loans and leases portfolio as of the dates indicated:

	December 31,
	2015		2014		2013		2012		2011
	ALLL Amount	% of Loans to Total Loans	ALLL Amount	% of Loans to Total Loans	ALLL Amount	% of Loans to Total Loans	ALLL Amount	% of Loans to Total Loans	ALLL Amount	% of Loans to Total Loans
	($ in thousands)
Commercial:
Commercial and industrial	$5,850	16.9%	$6,910	12.4%	$1,822	11.8%	$263	6.4%	$128	1.1%
Commercial real estate	4,252	14.0%	3,840	25.3%	5,484	21.7%	3,178	27.1%	2,234	16.0%
Multi-family	6,012	17.5%	7,179	24.2%	2,566	5.8%	1,478	9.2%	1,541	11.1%
SBA	683	1.1%	335	0.9%	235	1.1%	118	2.9%	—	—%
Construction	1,530	1.1%	846	1.1%	244	1.0%	21	0.5%	—	—%
Lease financing	2,195	3.7%	873	2.2%	428	1.3%	261	0.9%	—	—%
Consumer:
Single family residential mortgage	13,854	43.5%	7,192	29.7%	7,044	52.6%	8,855	51.3%	8,635	69.5%
Other consumer	1,157	2.2%	2,305	4.2%	532	4.7%	274	1.7%	242	2.3%
Unallocated	—		—		450		—		—
Total	$35,533	100.0%	$29,480	100.0%	$18,805	100.0%	$14,448	100.0%	$12,780	100.0%

The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

	December 31,
	2015	2014	2013	2012	2011
	($ in thousands)
Loan breakdown by ALLL evaluation type:
Originated loans and leases
Individually evaluated for impairment	$30,654	$29,287	$16,704	$28,859	$27,538
Collectively evaluated for impairment	3,117,528	1,892,240	1,168,195	894,952	760,851
Acquired loans through business acquisitions - non-impaired
Individually evaluated for impairment	3,629	4,191	2,243	4,669	—
Collectively evaluated for impairment	1,124,874	1,411,927	469,916	219,771	—
Seasoned SFR mortgage loan pools - non-impaired	194,978	364,580	449,767	—	—
Acquired with deteriorated credit quality	712,731	246,897	339,286	100,220	—
Total loans	$5,184,394	$3,949,122	$2,446,111	$1,248,471	$788,389
ALLL breakdown:
Originated loans and leases
Individually evaluated for impairment	$369	$1,288	$96	$1,187	$3,714
Collectively evaluated for impairment	32,713	25,263	17,103	13,208	9,066
Acquired loans through business acquisitions - non-impaired
Individually evaluated for impairment	—	—	—	53	—
Collectively evaluated for impairment	2,245	2,906	1,410	—	—
Seasoned SFR mortgage loan pools - non-impaired	—	—	—	—	—
Acquired with deteriorated credit quality	206	23	196	—	—
Total ALLL	$35,533	$29,480	$18,805	$14,448	$12,780
Discount on purchased/acquired Loans:
Acquired loans through business acquisitions - non-impaired	$21,366	$17,866	$8,354	$3,019	$—
Seasoned SFR mortgage loan pools - non-impaired	12,545	29,955	38,240	—	—
Acquired with deteriorated credit quality	68,372	55,865	105,650	51,572	—
Total discount	$102,283	$103,686	$152,244	$54,591	$—
Ratios:
To originated loans and leases:
Individually evaluated for impairment	1.20%	4.40%	0.57%	4.11%	13.49%
Collectively evaluated for impairment	1.05%	1.34%	1.46%	1.48%	1.19%
Total ALLL	1.05%	1.38%	1.45%	1.56%	1.62%
To originated loans and leases and acquired not impaired at acquisition
Individually evaluated for impairment	1.08%	3.85%	0.51%	3.70%	13.49%
Collectively evaluated for impairment	0.82%	0.85%	1.13%	1.18%	1.19%
Total ALLL	0.83%	0.88%	1.12%	1.26%	1.62%
Total ALLL and discount (1)	1.33%	1.42%	1.63%	1.52%	1.62%
To total loans and leases:
Individually evaluated for impairment	1.08%	3.85%	0.51%	3.70%	13.49%
Collectively evaluated for impairment	0.79%	0.77%	0.89%	1.18%	1.19%
Total ALLL	0.69%	0.75%	0.77%	1.16%	1.62%
Total ALLL and discount (1)	2.66%	3.37%	6.99%	5.53%	1.62%
(1) The ratios were calculated by dividing the sum of ALLL and discounts by carrying value of loans

Servicing Rights
Total mortgage and SBA servicing rights were $50.7 million and $19.6 million at December 31, 2015 and 2014, respectively. The fair value of the mortgage servicing rights (MSRs) amounted to $49.9 million and $19.1 million and the amortized cost of the SBA servicing rights was $788 thousand and $484 thousand at December 31, 2015 and 2014, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans. The principal balance of the loans underlying our total MSRs and SBA servicing rights was $4.77 billion and $36.5 million, respectively, at December 31, 2015 and $1.92 billion and $22.2 million, respectively, at December 31, 2014. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 1.05 percent and 2.16 percent, respectively, at December 31, 2015 as compared to 0.99 percent and 2.18 percent, respectively, at December 31, 2014.

Other Real Estate Owned
Other real estate owned (OREO) totaled $1.1 million at December 31, 2015, an increase of $674 thousand, or 159.3 percent, from $423 thousand at December 31, 2014. The increase in OREO relates to new foreclosures of $1.6 million, partially offset by OREO property sales of $886 thousand and a $38 thousand increase in the OREO valuation allowance.

Premises and equipment, net
Premises and equipment, net of accumulated depreciation totaled $111.5 million at December 31, 2015, an increase of $32.9 million, or 41.8 percent, from $78.7 million at December 31, 2014. The increase was primarily due to a purchase of a certain real property at a purchase price of $77.0 million, partially offset by a sale of a real property at a book value of $42.3 million. The Company recognized depreciation expense of $9.2 million, $6.8 million and $4.3 million for years ended December 31, 2015, 2014, and 2013, respectively.

Goodwill and other intangible assets
The Company had goodwill of $39.2 million and $31.6 million at December 31, 2015 and 2014, respectively. The increase in goodwill relates to finalization of purchase accounting for the BPNA Branch Acquisition, as discussed in Note 2 of the Notes to Consolidated Financial Statements in Item 8.
The Company tests its goodwill for impairment annually as of August 31 (the Measurement Date). At the Measurement Date, the Company, in accordance with ASC 350-20-35-3, evaluated, based on the weight of evidence, the significance of all qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The assessment of qualitative factors at the Measurement Date indicated that it is not more likely than not that impairment exists, as a result no further testing was performed.
The Company had core deposit intangibles of $18.0 million, customer relationship intangibles of $413 thousand, and trade name intangibles of $780 thousand at December 31, 2015. Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of December 31, 2015, the weighted average remaining amortization period for core deposit intangibles was approximately 7.4 years. Customer relationship intangible, related to the RenovationReady acquisition, is amortized over its useful life of 5.0 years. As of December 31, 2015, the remaining amortization period for customer relationship intangible was approximately 3.1 years. Trade name intangibles, related to the RenovationReady and CS Financial acquisitions, have indefinite useful lives.During the year ended December 31, 2015, the Company wrote off a portion of core deposit intangibles on non-interest bearing demand deposits and money market accounts acquired through the BPNA Branch Acquisition of $258 thousand, as these deposits were transferred in connection with the sale of two branches to AUB. During the year ended December 31, 2014, the Company wrote off a portion of core deposit intangibles related to the Beach Business Bank acquisition of $48 thousand due to lower remaining deposit balances than forecasted. During the year ended December 31, 2013, the Company wrote off all remaining trade name intangible assets of Beach Business Bank, Gateway Bancorp and The Private Bank of California of $976 thousand due to the merger of the Company’s two banking subsidiaries into a single bank and a portion of core deposit intangibles related to the Gateway Bancorp acquisition of $85 thousand due to lower remaining deposit balances than forecasted.

Deposits
Total deposits were $6.30 billion at December 31, 2015, an increase of $1.63 billion, or 34.9 percent, from $4.67 billion at December 31, 2014. The increase was mainly due to strong deposit growth across the Company's business units, including strong growth from the private banking business, as well as increased average balance per account as the Company continues to build stronger relationship with its clients.
As of December 31, 2015, the Bank had brokered deposits of $992.9 million, which represented 12.1 percent of total assets. The following table presents the composition of deposits as of December 31, 2015 and 2014:

	December 31,		Change
	2015	2014	Amount	Percentage
	(In thousands)
Noninterest-bearing deposits	$1,121,124	$662,295	$458,829	69.3%
Interest-bearing demand deposits	1,697,055	1,054,828	642,227	60.9%
Money market accounts	1,479,931	1,074,432	405,499	37.7%
Savings accounts	823,618	985,646	(162,028)	(16.4)%
Certificates of deposits of under $100,000	633,372	449,580	183,792	40.9%
Certificates of deposits of $100,000 through $250,000	250,868	392,899	(142,031)	(36.1)%
Certificates of deposits of more than $250,000	297,117	52,151	244,966	469.7%
Total deposits	$6,303,085	$4,671,831	$1,631,254	34.9%
The following table presents the scheduled maturities of certificates of deposit as of December 31, 2015:

	Three Months or Less	Over Three Months Through Six Months	Over Six Months Through Twelve Months	Over One Year	Total
	(In thousands)
Certificates of deposits of under $100,000	$532,772	$49,590	$27,366	$23,644	$633,372
Certificates of deposits of $100,000 through $250,000	29,400	26,495	98,567	96,406	250,868
Certificates of deposits of more than $250,000	84,982	170,009	35,493	6,633	297,117
Total certificates of deposit	$647,154	$246,094	$161,426	$126,683	$1,181,357

Federal Home Loan Bank Advances
FHLB advances totaled $930.0 million at December 31, 2015, an increase of $297.0 million, or 46.9 percent, from $633.0 million at December 31, 2014. At December 31, 2015, the Bank had fixed-rate advances of $200.0 million at a weighted average interest rate of 0.89 percent and variable-rate advances of $730.0 million at a weighted average interest rate of 0.27 percent from the FHLB. At December 31, 2014, $400.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.19 percent to 0.82 percent with a weighted average interest rate of 0.31 percent, and $233.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.27 percent. The following table presents contractual maturities by year of the Bank's advances as of December 31, 2015:

	2016	2017	2018	2019	2020 and After	Total
	(In thousands)
Fixed rate	$50,000	$100,000	$25,000	$25,000	$—	$200,000
Variable rate	730,000	—	—	—	—	730,000
Total	$780,000	$100,000	$25,000	$25,000	$—	$930,000
Each advance is payable at its maturity date. Advances paid early may be subject to a prepayment penalty. At December 31, 2015 and 2014, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $3.38 billion and $1.84 billion, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $39.2 million and $29.8 million, respectively, at December 31, 2015 and 2014. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $1.29 billion at December 31, 2015. In addition, the Bank had available lines of credit with the Federal Reserve Bank totaling $89.7 million at December 31, 2015.
The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Weighted-average interest rate at end of year	0.40%	0.29%	0.13%
Average interest rate during the year	0.38%	0.20%	0.36%
Average balance	$553,162	$267,816	$74,712
Maximum amount outstanding at any month-end	$1,355,000	$633,000	$250,000
Balance at end of year	$930,000	$633,000	$250,000

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
The Purchase Contracts and Amortizing Notes are accounted for separately. The Purchase Contract component of the TEUs is recorded in Additional Paid in Capital on the Consolidated Statements of Financial Condition. The Amortizing Note component is recorded in Long Term Debt on the Consolidated Statements of Financial Condition. The relative fair values of the Amortizing Notes and Purchase Contracts were estimated to be approximately $14.6 million and $54.4 million, respectively. Total issuance costs associated with the TEUs were $4.0 million (including the underwriter discount of $3.3 million), of which $857 thousand was allocated to the liability component and $3.2 million was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs is being amortized over the term of the Amortizing Notes. Net proceeds of $65.0 million from the issuance of the TEUs were designated to partially finance the BPNA Branch Acquisition and for general corporate purposes.Additional information regarding the TEUs is provided under the heading “Tangible Equity Units” in Note 18 of the Notes to Consolidated Financial Statements in Item 8.

Reserve for Unfunded Loan Commitments
Reserve for unfunded loan commitments totaled $2.1 million at December 31, 2015, an increase of $198 thousand, or 10.6 percent, from $1.9 million at December 31, 2014.
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

Reserve for Loss on Repurchased Loans
Reserve for loss on repurchased loans totaled $9.7 million at December 31, 2015, an increase of $1.4 million, or 16.8 percent, from $8.3 million at December 31, 2014.
This reserve relates to our single family residential mortgage business. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. In addition, we have the option to buy out severely delinquent loans at par from Ginnie Mae pools for which we are the servicer and issuer of the pool. We maintain a reserve for loss on repurchased loans to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demand for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors.
Provisions added to the reserve for loss on repurchased loans are initially recorded against net revenue on mortgage banking activities at the time of sale, and any subsequent increase or decrease in the provision is then recorded under non-interest expense in the Consolidated Statements of Operations as an increase or decrease to provision for loan repurchases.
The following table presents a summary of activity in the reserve for loss on repurchased loans for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$8,303	$5,427	$3,485
Acquired in business combination	—	—	314
Provision for loan repurchases	4,352	4,243	2,383
Change in estimates	846	—	—
Utilization of reserve for loan repurchases	(3,801)	(1,367)	(755)
Balance at end of year	$9,700	$8,303	$5,427

Stockholders’ Equity
Total stockholders’ equity totaled $652.4 million at December 31, 2015, an increase of $149.1 million, or 29.6 percent, from $503.3 million at December 31, 2014. The increase was due mainly to the issuance of preferred stock of $110.9 million and net income of $62.1 million, partially offset by cash dividends for common stock of $17.4 million and cash dividends for preferred stock of $9.8 million. For additional information, see Note 18 of the Notes to Consolidated Financial Statements in Item 8.

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
The Bank’s liquidity, represented by cash and cash equivalents and securities available-for-sale, is a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank utilizes FHLB advances to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered certificates of deposit. Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or authorized investments such as mortgage-backed or U.S. agency securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments, and to maintain its portfolio of mortgage-backed securities and investment securities.
At December 31, 2015, there were $139.3 million of approved loan origination commitments, $514.3 million of unused lines of credit and $13.9 million of outstanding letters of credit. Certificates of deposit maturing in the next twelve months totaled $1.05 billion and $780.0 million of FHLB advances had maturities of less than twelve months at December 31, 2015.
Based on the competitive deposit rates offered and on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank, although no assurance can be given in this regard. At December 31, 2015, the Company maintained $156.1 million of cash and cash equivalents that was 1.9 percent to total assets. The Company also maintains $102.6 million unpledged mortgage-backed securities issued by Government National Mortgage Association at December 31, 2015, which the Company considers in its assessment of cash and cash equivalents as they are highly liquid. These securities and cash and cash equivalents together represented 3.1 percent of total assets as of December 31, 2015. In addition, the Bank had the ability at December 31, 2015 to borrow an additional $1.29 billion from the FHLB and $89.7 million from the Federal Reserve Bank.
Commitments
The following table presents information as of December 31, 2015 regarding the Company’s commitments and contractual obligations:

	Commitments and Contractual Obligations
	Total Amount Committed	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
	(In thousands)
Commitments to extend credit	$139,338	$63,137	$57,605	$6,222	$12,374
Unused lines of credit	514,339	358,280	47,783	23,757	84,519
Standby letters of credit	13,889	12,361	750	758	20
Total commitments	$667,566	$433,778	$106,138	$30,737	$96,913
FHLB advances	$930,000	$780,000	$125,000	$25,000	$—
Long-term debt	380,676	21,064	33,848	31,088	294,676
Operating and capital lease obligations	44,411	13,943	18,224	7,892	4,352
Certificates of deposit	1,181,357	1,054,674	114,848	11,212	623
Total contractual obligations	$2,536,444	$1,869,681	$291,920	$75,192	$299,651

Regulatory Capital
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Amount		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
December 31, 2015
Banc of California, Inc.
Total risk-based capital ratio	$635,291	11.18%	$454,515	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	608,644	10.71%	340,887	6.00%	N/A	N/A
Common equity tier 1 capital ratio	417,894	7.36%	255,665	4.50%	N/A	N/A
Tier 1 leverage ratio	608,644	8.07%	301,761	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$763,522	13.45%	$454,192	8.00%	$567,739	10.00%
Tier 1 risk-based capital ratio	725,922	12.79%	340,644	6.00%	454,192	8.00%
Common equity tier 1 capital ratio	725,922	12.79%	255,483	4.50%	369,031	6.50%
Tier 1 leverage ratio	725,922	9.64%	301,232	4.00%	376,540	5.00%
December 31, 2014
Banc of California, Inc.
Total risk-based capital ratio	$473,656	11.28%	$335,829	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	442,307	10.54%	167,914	4.00%	N/A	N/A
Tier 1 leverage ratio	442,307	8.57%	206,502	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$503,727	12.04%	$334,834	8.00%	$418,543	10.00%
Tier 1 risk-based capital ratio	472,378	11.29%	167,417	4.00%	251,126	6.00%
Tier 1 leverage ratio	472,378	9.17%	206,095	4.00%	257,619	5.00%
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
In order to manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to better align the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. These policies are implemented by the asset and liability management committee. The asset and liability management committee is chaired by the treasurer and is comprised of members of our senior management. Asset and liability management policies establish guidelines for the volume and mix of assets and funding sources taking into account relative costs and spreads, interest rate sensitivity and liquidity needs, while the asset liability management committee monitors adherence to these guidelines. The objectives are to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk, and profitability goals. The asset and liability management committee meets periodically to review, among other things, economic conditions and interest rate outlook, current and projected liquidity needs and capital position, anticipated changes in the volume and mix of assets and liabilities and interest rate risk exposure limits versus current projections pursuant to our net present value of equity analysis. At each meeting, the asset and liability management committee recommends appropriate strategy changes based on this review. The treasurer or his/her designee is responsible for reviewing and reporting on the effects of the policy implementations and strategies to the board of directors on a regular basis.
In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we evaluate various strategies including:

•	Originating and purchasing adjustable-rate mortgage loans,

•	Originating shorter-term consumer loans,

•	Managing the duration of investment securities,

•	Managing our deposits to establish stable deposit relationships,

•	Using FHLB advances and/or certain derivatives such as swaps to align maturities and repricing terms, and

•	Managing the percentage of fixed-rate loans in our portfolio.
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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
The following table presents the projected change in the Bank’s net portfolio value at December 31, 2015 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

	December 31, 2015
Change in Interest Rates in Basis Points (bp) (1)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
	($ in thousands)
+200 bp	$916,453	$(159,509)	(14.8)%	$268,027	$(14,487)	(5.1)%
+100 bp	997,980	(77,982)	(7.2)%	275,462	(7,052)	(2.5)%
0 bp	1,075,962			282,514
-100 bp	1,140,778	64,816	6.0%	287,255	4,741	1.7%

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
At December 31, 2015, the Company did not maintain any securities for trading purposes or engage in trading activities. The Company does use derivative instruments to hedge its mortgage banking risks. In addition, interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.

Item 8. Financial Statements and Supplementary Data
BANC OF CALIFORNIA, INC.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Banc of California, Inc.:
We have audited the accompanying consolidated statements of financial condition of Banc of California, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banc of California, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Banc of California, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP KPMG LLP
Irvine, California
February 18, 2016

ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Cash and due from banks	$15,051	$14,364
Interest-bearing deposits	141,073	216,835
Total cash and cash equivalents	156,124	231,199
Time deposits in financial institutions	1,500	1,900
Securities available-for-sale, carried at fair value	833,596	345,695
Securities held-to-maturity, at amortized cost (fair value of $932,285 at December 31, 2015)	962,203	—
Loans held-for-sale, carried at fair value	379,155	278,749
Loans held-for-sale, carried at lower of cost or fair value	289,686	908,341
Loans and leases receivable, net of allowance of $35,533 and $29,480 at December 31, 2015 and 2014, respectively	5,148,861	3,919,642
Federal Home Loan Bank and other bank stock, at cost	59,069	42,241
Servicing rights, net ($49,939 and $13,135 measured at fair value at December 31, 2015 and 2014, respectively)	50,727	13,619
Servicing rights held-for-sale, carried at fair value	—	5,947
Accrued interest receivable	22,800	15,113
Other real estate owned, net	1,097	423
Premises, equipment, and capital leases, net	111,539	78,685
Bank-owned life insurance	100,171	19,095
Goodwill	39,244	31,591
Affordable housing fund investment	4,011	4,737
Deferred income tax	11,341	16,373
Income tax receivable	604	—
Other intangible assets, net	19,158	25,252
Other assets	44,669	32,695
Total Assets	$8,235,555	$5,971,297
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,121,124	$662,295
Interest-bearing deposits	5,181,961	4,009,536
Total deposits	6,303,085	4,671,831
Advances from Federal Home Loan Bank	930,000	633,000
Long term debt, net	261,876	93,569
Reserve for loss on repurchased loans	9,700	8,303
Income taxes payable	1,241	56
Accrued expenses and other liabilities	77,248	61,223
Total liabilities	7,583,150	5,467,982
Commitments and contingent liabilities
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized:
Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 32,000 shares authorized, 32,000 shares issued and outstanding at December 31, 2015 and 2014	31,934	31,934
Series B, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 10,000 shares authorized, 10,000 shares issued and outstanding at December 31, 2015 and 2014	10,000	10,000
Series C, 8.00% non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 40,250 shares authorized, 40,250 shares issued and outstanding at December 31, 2015 and 2014	37,943	37,943
Series D, 7.375% non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 115,000 shares authorized, 115,000 shares issued and outstanding at December 31, 2015 and 0 shares issued and outstanding at December 31, 2014	110,873	—
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 39,601,290 shares issued and 38,002,267 shares outstanding at December 31, 2015; 35,829,763 shares issued and 34,190,740 shares outstanding at December 31, 2014	395	358
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 37,355 shares issued and outstanding at December 31, 2015 and 609,195 shares issued and outstanding at December 31, 2014	1	6
Additional paid-in capital	429,790	422,910
Retained earnings	63,534	29,589
Treasury stock, at cost (1,599,023 shares at December 31, 2015 and 1,639,023 shares at December 31, 2014)	(29,070)	(29,798)
Accumulated other comprehensive (loss) income, net	(2,995)	373
Total stockholders’ equity	652,405	503,315
Total liabilities and stockholders’ equity	$8,235,555	$5,971,297
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Interest and dividend income
Loans, including fees	$241,556	$180,761	$116,673
Securities	20,263	5,158	2,632
Dividends and other interest-earning assets	4,519	2,220	1,206
Total interest and dividend income	266,338	188,139	120,511
Interest expense
Deposits	25,783	24,411	16,051
Federal Home Loan Bank advances	2,120	527	269
Notes payable and other interest-bearing liabilities	14,718	7,924	6,962
Total interest expense	42,621	32,862	23,282
Net interest income	223,717	155,277	97,229
Provision for loan and lease losses	7,469	10,976	7,963
Net interest income after provision for loan and lease losses	216,248	144,301	89,266
Noninterest income
Customer service fees	4,057	1,490	1,942
Loan servicing income	2,974	4,199	2,049
Income from bank owned life insurance	1,076	224	177
Net gain on sale of securities available-for-sale	3,258	1,183	331
Net gain on sale of loans	37,211	19,828	8,700
Net revenue on mortgage banking activities	144,685	95,430	67,890
Advisory service fees	9,868	12,904	377
Loan brokerage income	3,140	8,674	1,356
Gain on sale of building	9,919	—	—
Gain on sale of branches	163	456	12,104
Other income	3,868	1,249	1,817
Total noninterest income	220,219	145,637	96,743
Noninterest expense
Salaries and employee benefits	213,114	162,879	110,687
Occupancy and equipment	41,405	33,443	19,662
Professional fees	20,193	19,247	13,864
Data processing	8,184	5,231	4,710
Advertising	6,156	5,016	4,361
Regulatory assessments	5,644	4,182	2,535
Loan servicing and foreclosure expense	1,005	1,066	905
Valuation allowance for other real estate owned	38	32	97
Net gain on sales of other real estate owned	(23)	(66)	(464)
Provision for loan repurchases	2,326	2,808	2,383
Amortization of intangible assets	5,836	4,079	2,651
Impairment on intangible assets	258	48	1,061
All other expense	28,065	25,507	15,649
Total noninterest expense	332,201	263,472	178,101
Income before income taxes	104,266	26,466	7,908
Income tax expense (benefit)	42,194	(3,739)	7,992
Net income (loss)	62,072	30,205	(84)
Preferred stock dividends	9,823	3,640	2,185
Net income (loss) available to common stockholders	$52,249	$26,565	$(2,269)
Basic earnings (loss) per common share	$1.36	$0.91	$(0.15)
Diluted earnings (loss) per common share	$1.34	$0.90	$(0.15)
Basic earnings (loss) per class B common share	$1.36	$0.91	$(0.15)
Diluted earnings (loss) per class B common share	$1.36	$0.91	$(0.15)
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$62,072	$30,205	$(84)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities available-for-sale:
Unrealized (loss) gain arising during the period	(1,614)	2,020	(1,892)
Reclassification adjustment for gain included in net income	(1,890)	(685)	(331)
Total change in unrealized loss (gain) on securities available-for-sale	(3,504)	1,335	(2,223)
Unrealized gain (loss) on cash flow hedge:
Unrealized (loss) gain arising during the period	(396)	(362)	226
Reclassification adjustment for loss included in net income	532	—	—
Total change in unrealized gain (loss) on cash flow hedge	136	(362)	226
Total other comprehensive (loss) income	(3,368)	973	(1,997)
Comprehensive income (loss)	$58,704	$31,178	$(2,081)
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share and per share data)

	Preferred Stock				Common Stock		Additional Paid-in Capital	Retained Earning	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
	Series A	Series B	Series C	Series D	Class A	Class B Non-Voting					Total
Balance at December 31, 2012	$31,934	$—	$—	$—	$120	$11	$154,563	$26,552	$(25,818)	$1,397	$188,759
Comprehensive loss
Net loss	—	—	—	—	—	—	—	(84)	—	—	(84)
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	(1,997)	(1,997)
Issuance of common stock	—	—	—	—	90	(5)	99,261	—	—	—	99,346
Issuance of preferred stock	—	—	37,943	—	—	—	—	—	—	—	37,943
Preferred stock assumed through business acquisition	—	10,000		—	—	—	—	—	—	—	10,000
Stock options converted through business acquisition	—	—	—	—	—	—	9	—	—	—	9
Exercise of stock options	—	—	—	—	—	—	540	—	—	—	540
Forfeiture and retirement of common stock	—	—	—	—	—	—	311	—	(270)	—	41
Purchase of 377,517 shares of treasury stock	—	—	—	—	—	—	—	—	(5,046)	—	(5,046)
Issuance of stock awards from treasury stock	—	—	—	—	—	—	(3,223)	—	3,223	—	—
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	—	519	(727)	—	—	(208)
Stock option compensation expense	—	—	—	—	—	—	582	—	—	—	582
Restricted stock compensation expense	—	—	—	—	—	—	2,311	—	—	—	2,311
Conversion of stock appreciation rights to stock options	—	—	—	—	—	—	1,433	—	—	—	1,433
Dividends declared ($0.48 per common share)	—	—	—	—	—	—	—	(6,736)	—	—	(6,736)
Preferred stock dividends	—	—	—	—	—	—	—	(2,185)	—	—	(2,185)
Balance at December 31, 2013	$31,934	$10,000	$37,943	$—	$210	$6	$256,306	$16,820	$(27,911)	$(600)	$324,708
Comprehensive income:
Net income	—	—	—	—	—	—	—	30,205	—	—	30,205
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	973	973
Issuance of common stock	—	—	—	—	148	—	104,508	—	—	—	104,656
Issuance of tangible equity units	—	—	—	—	—	—	51,182	—	—	—	51,182
Purchase of 23,502 shares of treasury stock	—	—	—	—	—	—	—	—	(280)	—	(280)
Reclassification adjustment for awards issued from treasury stock	—	—	—	—	—	—	1,926	—	(1,926)	—	—
Exercise of stock options	—	—	—	—	—	—	993	—	—	—	993
Stock option compensation expense	—	—	—	—	—	—	480	—	—	—	480
Restricted stock compensation expense	—	—	—	—	—	—	5,838	—	—	—	5,838
Stock appreciation right expense	—	—	—	—	—	—	1,889	—	—	—	1,889
Issuance of stock awards from treasury stock	—	—	—	—	—	—	(319)	—	319	—	—
Tax effect from stock compensation plan	—	—	—	—	—	—	85	—	—	—	85
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	—	624	(848)	—	—	(224)
Restricted stock surrendered due to employee tax liability	—	—	—	—	—	—	(602)	—	—	—	(602)
Stock appreciation right dividends	—	—	—	—	—	—	—	(543)	—	—	(543)
Dividends declared ($0.48 per common share)	—	—	—	—	—	—	—	(12,405)	—	—	(12,405)
Preferred stock dividends	—	—	—	—	—	—	—	(3,640)	—	—	(3,640)

Balance at December 31, 2014	$31,934	$10,000	$37,943	$—	$358	$6	$422,910	$29,589	$(29,798)	$373	$503,315
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	62,072	—	—	62,072
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	(3,368)	(3,368)
Issuance of common stock	—	—	—	—	40	(5)	(35)	—	—	—	—
Issuance of preferred stock	—	—	—	110,873	—	—	—	—	—	—	110,873
Exercise of stock options	—	—	—	—	—	—	(227)	—	728	—	501
Stock option compensation expense	—	—	—	—	—	—	528	—	—	—	528
Restricted stock compensation expense	—	—	—	—	—	—	8,598	—	—	—	8,598
Stock appreciation right expense	—	—	—	—	—	—	202	—	—	—	202
Restricted stock surrendered due to employee tax liability	—	—	—	—	(3)	—	(2,251)	—	—	—	(2,254)
Tax effect from stock compensation plan	—	—	—	—	—	—	(137)	—	—	—	(137)
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	—	202	(208)	—	—	(6)
Stock appreciation right dividends	—	—	—	—	—	—	—	(713)	—	—	(713)
Dividends declared ($0.48 per common share)	—	—	—	—	—	—	—	(17,383)	—	—	(17,383)
Preferred stock dividends	—	—	—	—	—	—	—	(9,823)	—	—	(9,823)
Balance at December 31, 2015	$31,934	$10,000	$37,943	$110,873	$395	$1	$429,790	$63,534	$(29,070)	$(2,995)	$652,405
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$62,072	$30,205	$(84)
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan and lease losses	7,469	10,976	7,963
Provision for loan repurchases	2,326	2,808	2,383
Net revenue on mortgage banking activities	(144,685)	(95,430)	(67,890)
Net gain on sale of loans	(37,211)	(19,828)	(8,700)
Net amortization of securities	1,602	746	1,742
Depreciation on premises and equipment	9,154	6,834	4,283
Amortization of intangibles	5,836	4,079	2,651
Amortization of debt issuance cost	727	686	385
Stock option compensation expense	528	480	582
Stock award compensation expense	8,598	5,838	2,311
Change in fair value of converted stock options related to business acquisition	—	—	9
Stock appreciation right expense	202	1,889	1,072
Bank owned life insurance income	(1,076)	(224)	(177)
Impairment on intangible assets	258	48	1,061
Net gain on sale of securities available-for-sale	(3,258)	(1,183)	(331)
Gain on sale of mortgage servicing rights	—	(2,318)	—
Gain on sale of other real estate owned	(23)	(66)	(464)
Gain on sale of building	(9,919)	—	—
Gain on sale of branches	(163)	(456)	(12,104)
Loss on sale or disposal of property and equipment	80	942	—
Loss (gain) from change of fair value on mortgage servicing rights	8,765	1,564	(298)
Deferred income tax (benefit) expense	7,279	(17,157)	7,573
Increase in valuation allowances on other real estate owned	38	32	97
Repurchase of mortgage loans	(19,387)	(3,343)	—
Originations of loans held-for-sale from mortgage banking	(4,388,042)	(2,822,406)	(1,942,622)
Originations of other loans held-for-sale	(803,936)	(1,439,700)	(441,969)
Proceeds from sales of and principal collected on loans held-for-sale from mortgage banking	4,406,924	2,838,771	1,916,746
Proceeds from sales of and principal collected on other loans held-for-sale	882,288	923,494	107,222
Change in deferred loan fees (costs)	512	(1,296)	(248)
Amortization of premiums and discounts on purchased loans	(30,933)	(34,776)	(20,304)
Change in accrued interest receivable	(7,687)	(4,247)	(5,865)
Change in other assets	(15,935)	(5,875)	4,140
Change in accrued interest payable and other liabilities	12,354	(8,603)	5,347
Net cash used in operating activities	(45,243)	(627,516)	(435,489)
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	989,786	111,764	127,298
Proceeds from maturities and calls of securities available-for-sale	687	1,231	12,606
Proceeds from principal repayments of securities available-for-sale	109,026	41,142	98,287
Purchases of securities available-for-sale	(1,591,883)	(327,069)	(71,129)
Purchases of securities held-to-maturity	(962,052)	—	—
Purchases of bank owned life insurance	(80,000)	—	—
Net cash (used) acquired in acquisitions	—	(23,409)	5,644
Net cash used in branch sale	(46,731)	—	(448,891)
Loan originations and principal collections, net	(501,927)	(376,771)	(385,272)
Purchase of loans	(705,709)	(38,572)	(857,733)
Redemption of Federal Home Loan Bank stocks	18,459	559	25
Purchase of Federal Home Loan Bank and other bank stocks	(35,287)	(20,200)	(13,783)
Proceeds from sale of loans held-for-investment	575,477	161,638	276,516
Net change in time deposits in financial institutions	400	(54)	3,181
Proceeds from sale of other real estate owned	909	264	5,123
Proceeds from sale of mortgage servicing rights	5,862	18,808	—
Proceeds from sale of premises and equipment	50,639	79	—
Additions to premises and equipment	(83,259)	(11,663)	(54,965)
Payments of capital lease obligations	(947)	(901)	(389)
Net cash used in investing activities	(2,256,550)	(463,154)	(1,303,482)
Cash flows from financing activities:
Net increase in deposits	1,677,855	676,372	1,514,930
Net increase in short-term Federal Home Loan Bank advances	362,000	143,000	133,167
Repayment of long-term Federal Home Loan Bank advances	(465,000)	(10,000)	—
Proceeds from long-term Federal Home Loan Bank advances	400,000	250,000	—
Net proceeds from issuance of common stock	—	103,656	67,792
Net proceeds from issuance of preferred stock	110,873	—	37,943
Net proceeds from issuance of long term debt	172,304	—	—
Net proceeds from issuance of tangible equity units	—	64,959	—
Payment of Amortizing Debt	(4,715)	(2,157)	—
Purchase of treasury stock	—	(280)	(5,005)
Proceeds from exercise of stock options	501	993	540
Dividends paid on stock appreciation rights	(699)	(471)	—
Dividends paid on preferred stock	(9,446)	(3,652)	(2,185)
Dividends paid on common stock	(16,955)	(10,669)	(6,736)
Net cash provided by financing activities	2,226,718	1,211,751	1,740,446
Net change in cash and cash equivalents	(75,075)	121,081	1,475
Cash and cash equivalents at beginning of year	231,199	110,118	108,643
Cash and cash equivalents at end of year	$156,124	$231,199	$110,118
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$44,810	$32,592	$23,277
Income taxes paid	33,429	9,855	—
Income taxes refunds received	19	263	—
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	1,598	653	—
Transfer of loans receivable to loans held for sale, net of transfer of $0, $613 and $1,443 from allowance for loan and lease losses for the year ended December 31, 2015, 2014 and 2013, respectively	—	66,334	181,360
Transfer of loans held-for-sale to loans held-for-investment	482,851	117,116	—
Equipment acquired under capital leases	112	1,313	2,675
Conversion of stock appreciation rights to stock options	—	—	1,433
See accompanying notes to consolidated financial statements.

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations: Banc of California, Inc. is a financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Orange County, California and incorporated under the laws of Maryland. Banc of California, Inc.'s assets primarily consist of the outstanding stock of the Bank, as well as the outstanding membership interests of the Palisades Group.
Banc of California, Inc. is subject to regulation by the Board of Governors of the Federal Reserve System and the Bank operates under a national bank charter issued by the Office of the Comptroller of the Currency, its primary regulator. The Bank is a member of the Federal Home Loan Bank system, and maintains insurance on deposit accounts with the Federal Deposit Insurance Corporation.
The Bank offers a variety of financial services to meet the banking and financial needs of the communities we serve, with operations conducted through 35 banking offices, serving San Diego, Los Angeles, and Orange counties, California and 68 loan production offices in California, Arizona, Oregon, Virginia, Indiana, Colorado, Idaho, North Carolina, and Nevada as of December 31, 2015. The Palisades Group provides services related to the purchase, sale and management of single-family residential mortgage loans.
Basis of Presentation: The consolidated financial statements include the accounts of the Company and all other entities in which it has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries. The accounting and reporting polices of the Company are based upon GAAP and conform to predominant practices within the financial services industry. Significant accounting policies followed by the Company are presented below.
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
Investment Securities: Investment securities are classified at the time of purchase as available-for-sale or held-to-maturity. Debt securities classified as held-to-maturity are recorded at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when management intends that they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized holding gains and losses. Unrealized holding gains and losses, net of taxes, are reported in Accumulated Other Comprehensive Income or Loss (AOCI) on the Consolidated Statements of Financial Condition.

Accreted discounts and amortized premiums are included in interest income using the level yield method, and realized gains or losses from sales of securities are calculated using the specific identification method.
Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic conditions warrant such an evaluation. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under ASC 320, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.
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
When OTTI occurs in either model, the amount of the impairment recognized in earnings depends on the Company’s intent to sell the security or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (i) OTTI related to credit loss, which must be recognized in the income statement and (ii) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities the entire amount of impairment is recognized through earnings.
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
Conforming SFR Mortgage Loans Held-for-Sale: Conforming SFR mortgage loans originated and intended for sale in the secondary market are carried at the fair value as of each balance sheet date, as determined by outstanding commitments from investors or what secondary markets are currently offering for portfolios with similar characteristics. The fair value includes the servicing value of the loans as well as any accrued interest. Conforming SFR mortgage loans held-for-sale are generally sold with servicing rights retained. Origination fees and costs are recognized in earnings at the time of origination for newly originated loans held-for-sale. Gains and losses on sales of conforming SFR mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.
The Company’s conforming SFR mortgage loans held-for-sale at fair value were Government-sponsored enterprise (GSE) or Government-eligible at December 31, 2015. These loans are considered to have reliable market price information and the fair value of these loans was based on quoted market prices of similar assets and included the value of loan servicing.
In scenarios of market disruptions, the current secondary market prices that are generally relied on to value GSE or Government-eligible mortgage loans may not be readily available. In these circumstances, the Company may consider other factors, including: (i) quoted market prices for to-be-announced securities (for agency-eligible loans); (ii) recent transaction settlements or trades but unsettled transactions for similar assets; (iii) recent third party market transactions for similar assets; and (iv) modeled valuations using assumptions that the Bank believes would be used by market participants in estimating fair value (assumptions may include prepayment rates, interest rates, volatilities, mortgage spreads and projected loss rates).
Adjustments to reflect unrealized gains and losses resulting from changes in fair value and realized gains and losses upon ultimate sale of the loans are classified as part of Net Revenue on Mortgage Banking Activities on the Consolidated Statements of Operations.

Non-Conforming SFR Mortgage Loans Held-for-Sale: Non-conforming SFR mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value on an aggregate basis. A decline in the aggregate fair value of the loans below their aggregate carrying amount is recognized through a charge to earnings in the period of such a decline. Unearned income on the loans is taken into earnings when they are sold. Gains and losses on sales of non-conforming SFR mortgage loans are included in Net Gain on Sale of Loans on the Consolidated Statements of Operations.
SBA Loans Held-for-Sale: SBA loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses realized on the sales of SBA loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of SBA loans are included in Net Gain on Sale of Loans on the Consolidated Statements of Operations.
Loans and Leases: Loans and leases (other than PCI loans) that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff are recorded at the principal balance outstanding, net of charge-offs, unamortized purchase premiums and discounts, and deferred loan fees and costs. The deferred loan fees and costs, and purchase premiums and discounts are recognized in interest income as an adjustment to yield over the term of loans and leases using the effective interest method. Interest on loans and leases is credited to interest income as earned based on the interest rate applied to principal amounts outstanding. Interest income is accrued on the unpaid principal balance and is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes doubtful, regardless of the length of past due status. Generally loans and leases are placed on nonaccrual status when their payments are past due for 90 days or more. When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest received on such loans and leases is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. A charge-off is generally recorded at 180 days past due if the unpaid principal balance exceeds the fair value of the collateral less costs to sell. Commercial and industrial and commercial real estate loans and equipment finance leases are subject to a detailed review when 90 days past due to determine accrual status, or when payment is uncertain and a specific consideration is made to put a loan or lease on non-accrual status. Consumer loans, other than those secured by real estate, are typically charged off no later than 180 days past due. Loans and leases are returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan or lease.
Allowance for Loan and Lease Losses: The allowance for loan and lease losses (ALLL) is a reserve established through a provision for loan and lease loses charged to expense, and represents management’s best estimate of probable losses that may be incurred within the existing loan and lease portfolio as of the balance sheet date. Subsequent recoveries, if any, are credited to the allowance. The Company performs an analysis of the adequacy of the ALLL at least on a quarterly basis. Management estimates the ALLL balance required using past loan and lease loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.
The ALLL consists of three elements; (i) specific valuation allowances established for probable losses on impaired loans and leases, (ii) quantitative valuation allowances calculated using loss experience for loans and leases with similar characteristics and trends, adjusted as necessary to reflect the impact of current conditions; and (iii) qualitative allowances determined based on environmental and other factors that may be internal or external to the Company.
A loan or lease is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. The Company evaluates all impaired loans and leases individually under the guidance of ASC 310, Receivables, primarily through the evaluation of collateral values and estimated cash flows. Loans for which the terms have been modified by granting a concession that normally would not be provided and where the borrower is experiencing financial difficulties are considered troubled debt restructurings (TDR) and classified as impaired.
Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The impairment amount on a collateral dependent loan is charged-off to the ALLL and the impairment amount on a loan that is not collateral dependent is set-up as a specific reserve. TDRs are also measured at the present value of estimated future cash flows using the loan’s effective rate at inception or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the ALLL.

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

•
Expand the peer group used to determine industry average loss history to include three industry groups; (i) all U.S. financial and bank holding companies, (ii) all California financial and bank holding companies, (iii) the peer group average from the Uniform Bank Performance Report.

•	Apply a segment specific loss emergence period to each segment's loss.

•	Determine qualitative reserves at each loan segment level based on a baseline risk weighting adjusted for current risks, trends and business conditions.

•	Disaggregate certain qualitative factors to be determined on the portfolio segment level.
At December 31, 2015, the following loan and lease portfolio segments have been identified: commercial and industrial - secured; commercial and industrial - unsecured; commercial real estate - retail; commercial real estate - office; commercial real estate - industrial; commercial real estate - hospitality; commercial real estate - acquisition and development; commercial real estate - condo conversion; commercial real estate - other; construction; SBA; leases; single family residence -1st trust deed (amortizing, interest only now amortizing, interest only, negative amortization, and Green Loans); single family residence -2nd trust deeds; other consumer. The Company categorizes loans and leases into risk categories based on relevant information about the ability of borrowers and lessees (also referred to as borrowers) to service their obligations such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans and leases individually by classifying the loans and leases as to credit risk. This analysis includes all loans and leases delinquent over 60 days and non-homogeneous loans and leases such as commercial and commercial real estate loans. Classification of problem SFR mortgage loans is performed on a monthly basis while analysis of non-homogeneous loans is performed on a quarterly basis.
Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than SFR mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy. Commercial business loans are also considered to have a greater degree of credit risk than SFR mortgage loans due to the fact commercial business loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). SBA loans are similar to commercial business loans, but have additional credit enhancement provided by the U.S. Small Business Administration, for up to 85 percent of the loan amount for loans up to $150 thousand and 75 percent of the loan amount for loans of more than $150 thousand. Commercial equipment leases are also similar to commercial business loans in that the leases are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial equipment leases may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). Consumer and other real estate loans may entail greater risk than do SFR mortgage loans given that collection of these loans is dependent on the borrower’s continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Green Loans are also considered to carry a higher degree of credit risk due to their unique cash flows. Credit risk on this asset class is also managed through the completion of regular re-appraisals of the underlying collateral and monitoring of the borrower’s usage of this account to determine if the borrower is making monthly payments from external sources or “drawdowns” on their line. In cases where the property values have declined to levels less than the original LTV ratios, or other levels deemed prudent by the Company, the Company may curtail the line and/or require monthly payments or principal reductions to bring the loan in balance.
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
Purchased Credit-Impaired Loans: The Company purchases loans with and without evidence of credit quality deterioration since origination. Evidence of credit quality deterioration as of the purchase date may include statistics such as prior loan modification history, updated borrower credit scores and updated LTV ratios, some of which may not be immediately available as of the purchase date. Purchased loans with evidence of credit quality deterioration where the Company estimates that it will not receive all contractual payments are accounted for as PCI loans. The excess of the cash flows expected to be collected on PCI loans, measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan or lease using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the non-accretable difference. PCI loans that have similar risk characteristics, primarily credit risk, collateral type and interest rate risk, are pooled and accounted for as a single unit with a single composite interest rate and an aggregate expectation of cash flows.
Loans that were acquired during the year ended December 31, 2012 in connection with the Beach Business Bank and Gateway Bancorp acquisitions and during the year ended December 31, 2013 in connection with the The Private Bank of California acquisition that were considered credit impaired were recorded at fair value at the acquisition date and the related ALLL was not carried over to the Company’s ALLL. Any losses on such loans are charged against the non-accretable difference established in purchase accounting and are not reported as charge-offs until such non-accretable difference is fully utilized. These loans were evaluated individually and were not part of the aforementioned pools.
The Company estimates cash flows expected to be collected over the life of the loan using management’s best estimate which is derived using current key assumptions such as default rates, loss severity and payment speeds. If, upon subsequent evaluation, the Company determines it is probable that the present value of the expected cash flows have decreased due to a deterioration of credit, the PCI loan is considered further impaired which will result in a charge to the provision for loan and lease losses and a corresponding increase to the ALLL. If, upon subsequent evaluation, it is probable that there is an increase in the present value of the expected cash flows, the Company will reduce any remaining allowance. If there is no remaining allowance, the Company will recalculate the amount of accretable yield as the excess of the revised expected cash flows over the current carrying value resulting in a reclassification from non-accretable difference to accretable yield. The present value of the expected cash flows for PCI purchased loan pools is determined using the PCI loans’ effective interest rate, adjusted for changes in the PCI loans’ interest rate indexes. Adjustments in interest rate assumptions and prepayment behavior do not impact the Company’s assessment of credit impairment. The present value of the expected cash flows for PCI loans and leases acquired through mergers with other banks includes, in addition to the above, an evaluation of the credit worthiness of the borrower. Loan dispositions may include sales of loans, receipt of payments in full from the borrower or foreclosure. Write-downs are not recorded on the PCI loan pool until actual losses exceed the remaining non-accretable difference. To date, no write-downs have been recorded for the PCI loans held by the Company.
Other Real Estate Owned: Other real estate owned (OREO), which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is initially recorded at fair value less estimated selling costs of the real estate, based on current independent appraisals obtained at the time of acquisition, less costs to sell when acquired, establishing a new cost basis. Loan balances in excess of fair value of the real estate acquired at the date of acquisition are charged to the ALLL. Gains and losses on the sale of OREO are included in Net Gain on Sales of Other Real Estate Owned, reductions in fair value subsequent to foreclosure are included in Valuation Allowance for Other Real Estate Owned and any subsequent operating expenses or income of such properties are included in All Other Expense on the Consolidated Statements of Operations.
Premises, Equipment, and Capital Leases: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method with the following estimated useful lives: building - 40 years and leasehold improvements - life of lease, and furniture, fixtures, and equipment - 3 to 7 years. Maintenance and repairs are charged to expense as incurred, and improvements that extend the useful lives of assets are capitalized.
Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key current and former executives. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Servicing Rights - Mortgage (Carried at Fair Value): A servicing asset or liability is recognized when undertaking an obligation to service a financial asset under a mortgage servicing contract, including a transfer of the servicer’s financial assets that meet the requirements for sale accounting. Such servicing asset or liability is initially measured at fair value based on either market prices for comparable servicing contracts or alternatively is based on a valuation model that is based on the present value of the contractually specified servicing fee, net of servicing costs, over the estimated life of the loan, using a discount rate based on the related note rate and is recorded on the Consolidated Statements of Operations.
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
Servicing Rights - SBA Loans (Carried at Lower of Cost or Fair Value): As a general course of business, the Bank originates and sells the guaranteed portion of its SBA loans. To calculate the gain (loss) on sales of SBA loans, the Bank’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between sale proceeds and the amount of the allocated investment to the sold portion of the loan.
The portion of the servicing fees that represent contractually specified servicing fees (contractual servicing) is reflected as a servicing asset and is amortized over the estimated life of the servicing; in the event future prepayments exceed management’s estimates and future expected cash flows are inadequate to cover the servicing asset, impairment is recognized. The portion of servicing fees in excess of contractual servicing fees are reflected as interest-only (I/O) strips receivable, which is included in Other Assets on the Consolidated Statements of Financial Condition. The I/O strips receivable are carried at fair value, with unrealized gains and losses recorded in the Consolidated Statements of Operations. The Company did not have any I/O strip receivable at December 31, 2015 and 2014.
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
Affordable Housing Fund Investment: The Company has invested in two limited partnerships that were formed to develop and operate several apartment complexes designed as high-quality affordable housing for lower income tenants throughout the State of California and other states. The Company accounts for these investments under the proportional amortization method. The Company’s ownership in each limited partnership varies from 8 percent to 14 percent. At December 31, 2015 and 2014, the gross investments in these limited partnerships amounted to $9.2 million and $9.0 million, respectively, with original committed investment amount to be $9.5 million. The unfunded portion was $439 thousand at December 31, 2015. Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest.
The approximate future federal and state tax credits to be generated over a multiple-year period are $3.1 million and $3.8 million at December 31, 2015 and 2014, respectively. The Company had no unused tax credit carryforward. Investment amortization amounted to $727 thousand and $802 thousand for the years ended December 31, 2015 and 2014, respectively.
Reserve for Unfunded Commitments: The reserve for unfunded commitments provides for probable losses inherent with funding the unused portion of legal commitments to available to lend. The unfunded reserve calculation includes factors that are consistent with ALLL methodology for funded loans using the expected loss factors and a draw down factor applied to the underlying borrower risk and facility grades. Changes in the reserve for unfunded credit commitments, within Accrued Expenses and Other Liabilities, is reported as a component of All Other Expense on the Consolidated Statements of Operations.
Reserve for Loss on Repurchased Loans: In the ordinary course of business, as loans held-for-sale are sold, the Bank makes standard industry representations and warranties about the loans. The Bank may have to subsequently repurchase certain loans or reimburse certain investor losses due to defects that may have occurred in the origination of the loans. Such defects include documentation or underwriting errors. In addition, certain investor contracts require the Bank to repurchase loans from previous whole loan sales transactions that experience early payment defaults. If there are no such defects or early payment defaults, the Bank has no commitment to repurchase loans that it has sold. In addition, we have the option to buy out severely delinquent loans at par from Ginnie Mae pools for which we are the servicer and issuer of the pool. The level of reserve for loss on repurchased loans is an estimate that requires considerable management judgment. The Bank’s reserve is based upon the expected future repurchase trends for loans already sold in whole loan sale transactions and the expected valuation of such loans when repurchased, which include first and second trust deed loans. At the point when loss reimbursements are made directly to the investor, the reserve for loss reimbursements on sold loans is charged for the losses incurred.
Business Combinations: Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of operations from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. The Company applied this guidance to the RenovationReady and BPNA Branch acquisitions that were consummated in 2014, The Private Bank of California, The

Palisades Group, and CS Financial acquisitions that were consummated in 2013, and the Gateway Bancorp and Beach Business Bank acquisitions that were consummated in 2012.
Long-Term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Deferred Financing Costs: Deferred financing costs associated with the Company’s senior notes and junior subordinated amortizing notes are included in Notes Payable on the Consolidated Statements of Financial Condition. The deferred financing costs are being amortized on a basis that approximates a level yield method over the 8 year term of the senior notes and the 5 year term of the junior subordinated amortizing notes.
Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Stock-Based Compensation: Compensation cost is recognized for stock appreciation rights, stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options and stock appreciation rights, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. As of December 31, 2015, the Company had a net deferred tax asset of $11.3 million, net of no valuation allowance and the Company had a net deferred tax asset of $16.4 million, net of no valuation allowance as of December 31, 2014.
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2012, with the exception of Gateway Bancorp, a predecessor entity, which is currently under exam by the Internal Revenue Service for the 2008 and 2009 tax years. The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2011; other state income and franchise tax statutes of limitations vary by state.
Tax positions that are uncertain but meet a more likely than not recognition threshold are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position meets the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management's judgment. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company had $0 and $23 thousand accrued for interest and penalties at December 31, 2015 and 2014, respectively.
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
Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available-for-sale and interest rate swap, net of tax, which are recognized as a separate component of stockholders’ equity.

Accounting for Derivative Instruments and Hedging Activities: The Company records its derivative instruments at fair value as either assets or liabilities on the Consolidated Statements of Financial Condition in Other Assets and Accrued Expenses and Other Liabilities, respectively. For hedged derivatives, the Company records changes in fair value in Accumulated Other Comprehensive Income (AOCI) in the Consolidated Statements of Financial Condition and records any hedge ineffectiveness in Other Income in the Consolidated Statements of Operations. For non-hedged derivatives, the Company records changes in fair value in Net Revenue on Mortgage Banking Activities or Other Income in the Consolidated Statements of Operations.
Derivative Instruments Related to Mortgage Banking Activities. The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is set prior to funding (interest rate lock commitments, or IRLCs). The Company hedges the risk of the overall change in the fair value of loan commitments to borrowers by selling forward contracts on securities of GSEs. The Company has not formally designated these derivatives as a qualifying hedge relationship and accordingly, accounts for such IRLCs and forward contracts as non-hedged derivatives with changes in fair value recorded to earnings each period. The changes in fair value on these instruments are recorded in Net Revenue on Mortgage Banking Activities on the Consolidated Statements of Operations. The estimated fair value is based on current market prices for similar instruments.
Interest Rate Swaps and Caps. The Company has entered into pay-fixed, receive-variable interest rate swap contracts with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR-based variable rate deposits and other borrowings. The Company also offers interest rate swaps and caps products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. In addition, the Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an identical offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The Company accounts for these derivative instruments as non-hedged derivatives with changes in fair value recorded to earnings each period. The changes in fair value on these instruments are recorded in Other Income on the Consolidated Statements of Operations.
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements that are not currently accrued for.
Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to stockholders.
Fair Values of Financial Instruments: The Company measures certain assets and liabilities on a fair value basis, in accordance with ASC Topic 820, "Fair Value Measurement". Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include derivative instruments and available-for-sale securities. Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment in accordance with ASC Topic 825, "Financial Instruments". Examples of these include impaired loans, long-lived assets, OREO, goodwill, and core deposit intangible assets as well as loans held-for-sale accounted for at the lower of cost or fair value.
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

Transfer of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is generally considered to have been surrendered when (i) the transferred assets are legally isolated from the Company or its consolidated affiliates, even in bankruptcy or other receivership, (ii) the transferee has the right to pledge or exchange the assets with no conditions that constrain the transferee or provide more than a trivial benefit to the Company, and (iii) the Company does not maintain an obligation or the unilateral ability to reclaim or repurchase the assets.
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
Recently Issued Accounting Standards
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
The Company elected the proportional amortization method retrospectively for all periods presented. This accounting change in the amortization methodology resulted in changes to account for amortization recognized in prior periods, which impacted the balance of tax credit investments and related tax accounts. The investment amortization expense is presented as a component of the income tax expense (benefit). The cumulative effect of the retrospective application of this accounting principle was $274 thousand at December 31, 2014. Net income decreased by $113 thousand for the year ended December 31, 2014 and decreased by $163 thousand for the year ended December 31, 2013, due to the change in accounting principle.

The following tables present the effect of the retrospective application of this change in accounting principle on the Company’s Consolidated Statement of Financial Condition as of December 31, 2014, and Consolidated Statements of Operations and Cash Flows for the periods indicated:
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	December 31, 2014
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands)
Assets
Cash and cash equivalents	$231,199	$—	$231,199
Time deposits in financial institutions	1,900	—	1,900
Securities available-for-sale	345,695	—	345,695
Loans held-for-sale	1,187,090	—	1,187,090
Loans and leases receivable	3,919,642	—	3,919,642
Deferred income tax	16,445	(72)	16,373
Other assets	269,600	(202)	269,398
Total assets	$5,971,571	$(274)	$5,971,297
Liabilities and stockholders' equity
Liabilities	$5,467,982	$—	$5,467,982
Stockholders' equity	503,589	(274)	503,315
Total liabilities and stockholders' equity	$5,971,571	$(274)	$5,971,297
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Year Ended December 31,
	2014			2013
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands, except per share data)
Interest and dividend income	$188,139	$—	$188,139	$120,511	$—	$120,511
Interest expense	32,862	—	32,862	23,282	—	23,282
Net interest income	155,277	—	155,277	97,229	—	97,229
Provision for loan and lease losses	10,976	—	10,976	7,963	—	7,963
Noninterest income	145,637	—	145,637	96,743	—	96,743
Noninterest expense	264,161	(689)	263,472	178,670	(569)	178,101
Income before income taxes	25,777	689	26,466	7,339	569	7,908
Income tax expense	(4,541)	802	(3,739)	7,260	732	7,992
Net income	30,318	(113)	30,205	79	(163)	(84)
Preferred stock dividends	3,640	—	3,640	2,185	—	2,185
Net income available for common stockholders	$26,678	$(113)	$26,565	$(2,106)	$(163)	$(2,269)
Basic earnings per total common share	$0.91	$—	$0.91	$(0.14)	$(0.01)	$(0.15)
Diluted earnings per total common share	$0.91	$(0.01)	$0.90	$(0.14)	$(0.01)	$(0.15)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Year Ended December 31,
	2014			2013
	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
	(In thousands)
Cash flow from operating activities
Net income	$30,318	$(113)	$30,205	$79	$(163)	$(84)
Total adjustment in net income	(657,834)	113	(657,721)	(435,568)	163	(435,405)
Net cash used in operating activities	(627,516)	—	(627,516)	(435,489)	—	(435,489)
Cash flow from investing activities
Net cash used in investing activities	(463,154)	—	(463,154)	(1,303,482)	—	(1,303,482)
Cash flow from financing activities
Net cash provided by financing activities	1,211,751	—	1,211,751	1,740,446	—	1,740,446
Net increase in cash and cash equivalents	121,081	—	121,081	1,475	—	1,475
Cash and cash equivalents at beginning of period	110,118	—	110,118	108,643	—	108,643
Cash and cash equivalents at end of period	$231,199	$—	$231,199	$110,118	$—	$110,118
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
In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The ASU changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. In addition, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The ASU also requires disclosures for certain transactions comprising (i) a transfer of a financial asset accounted for as a sale and (ii) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. There are additional disclosure requirements for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.
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
In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments.” This Update simplifies the accounting for adjustments made to provisional amounts recognized in a business combination, and eliminates the requirement to retrospectively account for those adjustments. The amendments to this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Updates require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments to this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. The Company early adopted the amendments to this Update during the current reporting period ended December 31, 2015.
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

NOTE 2 – BUSINESS COMBINATIONS AND BRANCH SALES
The Company completed the following acquisitions between January 1, 2013 and December 31, 2015 and used the acquisition method of accounting. Accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition.
The following table presents a summary of acquired assets and assumed liabilities along with a summary of the acquisition consideration as of the dates of acquisition:

	Acquisition and Date Acquired
	Banco Popular Branches	Renovation Ready	CS Financial	The Palisades Group	Private Bank of California
	November 8, 2014	January 31, 2014	October 31, 2013	September 10, 2013	July 1, 2013
	(In thousands)
Assets acquired
Cash and due from banks	$5,532	$—	$482	$900	$33,752
Interest-bearing deposits	—	—	—	5	—
Securities available-for-sale	—	—	—	—	219,298
Loans held-for-sale	—	—	4,982	—	—
Loans and leases receivable	1,065,088	—	—	—	385,256
Premises, equipment, and capital leases	9,002	—	704	—	1,501
Income tax receivable	—	—	—	—	682
Goodwill	7,653	2,239	7,178	—	15,126
Other intangible assets	15,777	761	690	—	10,400
Other assets	2,301	—	608	364	6,578
Total assets acquired	$1,105,353	$3,000	$14,644	$1,269	$672,593
Liabilities assumed
Deposits	$1,076,906	$—	$—	$—	$561,890
Advances from Federal Home Loan Bank	—	—	—	—	41,833
Other liabilities	506	1,000	6,722	1,219	2,481
Total liabilities assumed	1,077,412	1,000	6,722	1,219	606,204
SBLF preferred stock assumed	—	—	—	—	10,000
Total consideration paid	$27,941	$2,000	$7,922	$50	$56,389
Summary of consideration
Cash paid	$27,941	$1,000	$1,500	$50	$28,077
Common stock issued	—	1,000	1,964	—	28,282
Replacement awards	—	—	—	—	30
Noninterest-bearing note	—	—	3,150	—	—
Performance based equity	—	—	1,308	—	—
Earn-out liabilities	—	1,000	—	—	—

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
During the year ended December 31, 2015, the Company finalized its purchase accounting for the BPNA Branch Acquisition and recorded the measurement period adjustments. The measurement period adjustments included recording Goodwill of $7.7 million, an additional discount of $7.4 million to Loans and Leases Receivable, and an additional premium of $292 thousand to Deposits. Recorded in the Consolidated Statements of Operations, the cumulative life to date measurement period adjustments related to the loan discount and deposit premium amortization were a $33 thousand decrease in Interest and Dividend Income on Loans and a $110 thousand decrease in Interest Expense on Deposits, respectively.
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
The Palisades Group acquisition was accounted for under GAAP guidance for business combinations. The assets and liabilities were recorded at their estimated fair values at the acquisition date. No goodwill was recognized.
The Private Bank of California Acquisition
Effective July 1, 2013, the Company completed its acquisition of The Private Bank of California, (PBOC) pursuant to the terms of the Agreement and Plan of Merger, dated as of August 21, 2012, as amended (the PBOC Merger Agreement), by and between the Company, Beach Business Bank (then a separate subsidiary bank of the Company) and PBOC. PBOC merged with and into Beach Business Bank, with Beach Business Bank continuing as the surviving entity in the merger and a wholly owned subsidiary of the Company, and changing its name to “The Private Bank of California.” On October 11, 2013, The Private Bank of California was merged with the Company’s other wholly owned banking subsidiary, Banc of California, National Association (formerly Pacific Trust Bank), to form the Bank.
Pursuant to the terms of the PBOC Merger Agreement, the Company paid aggregate merger consideration of (i) 2,082,654 shares of Company common stock (valued at $28.3 million based on the $13.58 per share closing price of Company common stock on July 1, 2013), and (ii) $25.4 million in cash. Additionally, the Company paid $2.7 million for the cancellation of certain outstanding options to acquire PBOC common stock in accordance with the PBOC Merger Agreement and converted the remaining outstanding PBOC stock options to Company stock options with an assumed fair value of approximately $30 thousand. On the basis of the number of shares of PBOC common stock issued and outstanding immediately prior to the completion of the merger, each outstanding share of PBOC common stock was converted into the right to receive $6.52 in cash and 0.5379 shares of Company common stock.
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
In accordance with GAAP guidance for business combinations, the Company expensed approximately $2.6 million of direct acquisition costs, all of which were recognized in 2013, and recorded $15.1 million of goodwill and $10.4 million of other intangible assets. The other intangible assets are primarily related to core deposits and are being amortized on an accelerated basis over 2-7 years. Loans acquired from PBOC that were considered credit impaired were written down to fair value at the acquisition date in accordance with purchase accounting. In addition, the ALLL for all PBOC loans was not carried over to the Company’s ALLL. A full valuation allowance for the deferred tax asset was recorded based on management’s evaluation of the expectation of recovery of deferred tax assets for the Company. For tax purposes, purchase accounting adjustments, including goodwill are all nontaxable and/or non-deductible.

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
The following table presents unaudited pro forma information as if the acquisitions of PBOC, The Palisades Group, and CS Financial had occurred on January 1, 2013 after giving effect to certain adjustments. The unaudited pro forma information for the year ended December 31, 2013 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects.

Year Ended December 31, 2013
(In thousands, except per share data)
Net interest income	$107,607
Provision for loan and lease losses	8,822
Noninterest income	118,459
Noninterest expense	207,513
Income before income taxes	9,731
Income tax expense	8,984
Net income	747
Preferred stock dividends	2,185
Net loss available to common stockholders	$(1,438)
Basic loss per total common share	$(0.09)
Diluted loss per total common share	$(0.09)
The above unaudited pro forma financial information for 2013 includes the pre-acquisition periods for PBOC, The Palisades Group, and CS Financial. The above unaudited pro forma financial information includes pre-acquisition provisions for loan and lease losses recognized by PBOC and CS Financial of $859 thousand for the year ended December 31, 2013. The above pro forma financial information does not include cost saves or integration costs and may not be reflective of what the actual results would have been for the applicable period had the transaction occurred at the beginning of the period.
Building Sale
On June 25, 2015, the Company sold an improved real property office complex located at 1588 South Coast Drive, Costa Mesa, California (the Property) at a sale price of approximately $52.3 million with a gain on sale of $9.9 million. The Property had a book value of $42.3 million at the sale date. Additionally, the Company incurred selling costs of $2.3 million for this transaction, which were reported in Professional Fees and All Other Expenses in the Consolidated Statements of Operations.
Branch Sales
On September 25, 2015, the Bank completed a branch sale transaction to Americas United Bank, a California banking corporation (AUB). In the transaction, the Bank sold two branches and certain related assets and deposit liabilities to AUB. The transaction included a transfer of $46.9 million of deposits to AUB. Additionally, as part of the transaction, the leases related to both locations were assumed by AUB. The Company recognized a gain of $163 thousand from this transaction, which is included in Other Income in the Consolidated Statements of Operations.
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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include SBA loan pool securities, U.S. GSE and agency securities, private label residential MBS, agency residential MBS, non-agency commercial MBS, collateralized loan obligations, and non-agency corporate bonds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available-for-sale classified as Level 3 at December 31, 2015 and 2014.
Loans Held-for-Sale, Carried at Fair Value: The fair value of loans held-for-sale is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics, except for loans that are repurchased out of Ginnie Mae loan pools that become severely delinquent which are valued based on an internal model that estimates the expected loss the Company will incur on these loans. Therefore, loans held-for-sale subjected to recurring fair value adjustments are classified as Level 2 or, in the case of loans repurchased out of Ginnie Mae loan pools, Level 3. The fair value includes the servicing value of the loans as well as any accrued interest.
Derivative Assets and Liabilities:
Derivative Instruments Related to Mortgage Banking Activities. The Company enters into interest rate lock commitments (IRLCs) with prospective residential mortgage borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on observable market data. The Company adjusts the outstanding IRLCs with prospective borrowers based on an expectation that it will be exercised and the loan will be funded. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. The Company hedges the risk of the overall change in the fair value of loan commitments to borrowers by selling forward contracts on securities of GSEs. These forward settling contracts are classified as Level 2, as valuations are based on market observable inputs.
Interest Rate Swaps and Caps. The Company has entered into pay-fixed, receive-variable interest rate swap contracts with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR-based variable rate deposits and other borrowings. The Company also offers interest rate swaps and caps products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an identical offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified as Level 2.
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
	(In thousands)
December 31, 2015
Assets
Available-for-sale securities:
SBA loan pools securities	$1,504	$—	$1,504	$—
Private label residential mortgage-backed securities	1,768	—	1,768	—
Corporate bonds	26,152	—	26,152	—
Collateralized loan obligation	111,468	—	111,468	—
Agency mortgage-backed securities	692,704	—	692,704	—
Loans held-for-sale, carried at fair value	379,155	—	360,864	18,291
Derivative assets (1)	9,042	—	9,042	—
Mortgage servicing rights (2)	49,939	—	—	49,939
Liabilities
Derivative liabilities (3)	1,067	—	1,067	—
December 31, 2014
Assets
Available-for-sale securities:
SBA loan pools securities	$1,715	$—	$1,715	$—
U.S. government-sponsored entities and agency securities	1,982	—	1,982	—
Private label residential mortgage-backed securities	3,168	—	3,168	—
Agency mortgage-backed securities	338,830	—	338,830	—
Loans held-for-sale, carried at fair value	278,749	—	278,749	—
Derivative assets (1)	6,379	—	6,379	—
Mortgage servicing rights (2)	19,082	—	—	19,082
Liabilities
Derivative liabilities (3)	3,235	—	3,235	—

(1)	Included in Other Assets on the Consolidated Statements of Financial Condition

(2)	Included in Servicing Rights, Net and Servicing Rights Held-For-Sale on the Consolidated Statements of Financial Condition

(3)	Included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Private Label Residential Mortgage Backed Securities	Mortgage Servicing Rights	Loans Repurchased from Ginnie Mae Loan Pools	Total
	(In thousands)
Balance at December 31, 2012	$2,214	$1,739	$—	$3,953
Transfers in (out of) Level 3 (1)	—	—	—	—
Total gains or losses (realized/unrealized):
Included in earnings-fair value adjustment	—	1,360	—	1,360
Additions	—	11,463	—	11,463
Sales and settlements	(2,214)	(1,027)	—	(3,241)
Balance at December 31, 2013	$—	$13,535	$—	$13,535
Transfers in (out of) Level 3 (1)	$—	$—	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings-fair value adjustment	—	(233)	—	(233)
Additions	—	26,399	—	26,399
Sales and settlements	—	(20,619)	—	(20,619)
Balance at December 31, 2014	$—	$19,082	$—	$19,082
Transfers in (out of) Level 3 (1)	$—	$—	$1,088	$1,088
Total gains or losses (realized/unrealized):
Included in earnings-fair value adjustment	—	(3,568)	—	(3,568)
Additions	—	45,263	18,555	63,818
Sales and settlements	—	(10,838)	(1,352)	(12,190)
Balance at December 31, 2015	$—	$49,939	$18,291	$68,230

(1)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that causes the transfer.
The following table presents, as of the dates indicated, quantitative information about Level 3 fair value measurements on a recurring basis, other than the mortgage servicing rights that were valued based on a market bid that settled subsequent to that date and loans that become severely delinquent and are repurchased out of Ginnie Mae loan pools that were valued based on an estimate of the expected loss the Company will incur on these loans, which was included as Level 3 at December 31, 2014 and 2015:

	Fair Value (In thousands)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
December 31, 2015
Mortgage servicing rights	$49,939	Discounted cash flow	Discount rate	9.00% to 18.00% (9.75%)
			Prepayment rate	6.07% to 35.01% (11.81%)
December 31, 2014
Mortgage servicing rights	$13,135	Discounted cash flow	Discount rate	9.00% to 19.50% (10.09%)
			Prepayment rate	4.59% to 31.02% (13.22%)
December 31, 2013
Mortgage servicing rights	$13,535	Discounted cash flow	Discount rate	10.00% to 17.94% (10.26%)
			Prepayment rate	4.19% to 34.54% (9.85%)
The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights include the discount rate and prepayment rate. The significant unobservable inputs used in the fair value measurement of the Company's loans repurchased from Ginnie Mae pools at December 31, 2015 included an expected loss rate of 1.85 percent. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.

Assets and Liabilities Measured on a Non-Recurring Basis
Securities Held-to-Maturity: Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. Investment securities classified as held-to-maturity are carried at cost. The fair values of securities held-to-maturity are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Only securities held-to-maturity with other-than-temporary impairment (OTTI) are considered to be carried at fair value. The Company did not have any OTTI on securities held-to-maturity at December 31, 2015.
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
Loans Held-for-Sale, Carried at Lower of Cost or Fair Value: The Company records non-conforming jumbo mortgage loans held-for-sale at the lower of cost or fair value, on an aggregate basis. The Company obtains fair values from a third party independent valuation service provider. Loans held-for-sale accounted for at the lower of cost or fair value are considered to be recognized at fair value when they are recorded at below cost, on an aggregate basis, and are classified as Level 2.
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
Other Real Estate Owned Assets: Other real estate owned assets (OREO) are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. The Company recorded valuation allowance expense for OREO of $38 thousand, $32 thousand and $97 thousand for the years ended December 31, 2015, 2014, and 2013, respectively.
Alternative Investments (Affordable Housing Fund Investment, SBIC, and Other Investment): The Company generally accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated, which generally takes 10 years. There are currently no plans to sell any of these investments prior to their liquidation. The alternative investments carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company had unfunded commitments of $439 thousand, $13.2 million, and $2.0 million for Affordable House Fund Investment, SBIC, and Other Investments at December 31, 2015, respectively. The Company recorded no impairment on these investments.

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2015
Assets
Impaired loans:
Single family residential mortgage	$3,585	$—	$—	$3,585
Commercial and industrial	1,073	—	—	1,073
Other real estate owned:
Single family residential	1,097	—	—	1,097
December 31, 2014
Assets
Impaired loans:
Single family residential mortgage	$6,206	$—	$—	$6,206
Commercial real estate	4,313	—	—	4,313
SBA servicing rights	484	—	—	484
Other real estate owned:
Single family residential	423	—	—	423
The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Impaired loans:
Single family residential mortgage	$—	$(375)	$(1,143)
Commercial real estate	—	88	—
Multi-family	—	—	(465)
SBA	4	—	—
Other consumer	—	(2)	(2)
SBA servicing assets	—	(42)	—
Other real estate owned	(15)	34	367

Estimated Fair Values of Financial Instruments
The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying	Fair Value Measurement Level
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2015
Financial assets
Cash and cash equivalents	$156,124	$156,124	$—	$—	$156,124
Time deposits in financial institutions	1,500	1,500	—	—	1,500
Securities available-for-sale	833,596	—	833,596	—	833,596
Securities held-to-maturity	962,203	—	932,285	—	932,285
FHLB and other bank stock	59,069	—	59,069	—	59,069
Loans held-for-sale	668,841	—	654,559	18,291	672,850
Loans and leases receivable, net of allowance	5,148,861	—	—	5,244,251	5,244,251
Accrued interest receivable	22,800	22,800	—	—	22,800
Derivative assets	9,042	—	9,042	—	9,042
Financial liabilities
Deposits	6,303,085	—	—	6,010,606	6,010,606
Advances from Federal Home Loan Bank	930,000	—	929,727	—	929,727
Long term debt	261,876	—	264,269	—	264,269
Derivative liabilities	1,067	—	1,067	—	1,067
Accrued interest payable	4,234	4,234	—	—	4,234
December 31, 2014
Financial assets
Cash and cash equivalents	$231,199	$231,199	$—	$—	$231,199
Time deposits in financial institutions	1,900	1,900	—	—	1,900
Securities available-for-sale	345,695	—	345,695	—	345,695
FHLB and other bank stock	42,241	—	42,241	—	42,241
Loans held-for-sale	1,187,090	—	1,195,834	—	1,195,834
Loans and leases receivable, net of allowance	3,919,642	—	—	4,045,465	4,045,465
Accrued interest receivable	15,113	15,113	—	—	15,113
Derivative assets	6,379	—	6,379	—	6,379
Financial liabilities
Deposits	4,671,831	—	—	4,575,264	4,575,264
Advances from Federal Home Loan Bank	633,000	—	633,083	—	633,083
Long term debt	93,569	—	100,788	—	100,788
Derivative liabilities	3,235	—	3,235	—	3,235
Accrued interest payable	2,044	2,044	—	—	2,044

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
Securities Held-to-Maturity: The fair values of securities held to maturity are based on pricing received from an independent pricing service that utilizes matrix pricing to calculate fair value (Level 2).
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
Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
Held-to-maturity
Corporate bonds	$239,274	$255	$(20,946)	$218,583
Collateralized loan obligations	416,284	—	(5,077)	411,207
Commercial mortgage-backed securities	306,645	41	(4,191)	302,495
Total securities held-to-maturity	$962,203	$296	$(30,214)	$932,285
Available-for-sale
SBA loan pool securities	$1,485	$19	$—	$1,504
Private label residential mortgage-backed securities	1,755	14	(1)	1,768
Corporate bonds	26,657	—	(505)	26,152
Collateralized loan obligations	111,719	31	(282)	111,468
Agency mortgage-backed securities	697,152	134	(4,582)	692,704
Total securities available-for-sale	$838,768	$198	$(5,370)	$833,596
December 31, 2014
Available-for-sale
SBA loan pool securities	$1,697	$18	$—	$1,715
U.S. government-sponsored entities and agency securities	1,940	42	—	1,982
Private label residential mortgage-backed securities	3,169	12	(13)	3,168
Agency mortgage-backed securities	338,072	1,363	(605)	338,830
Total securities available-for-sale	$344,878	$1,435	$(618)	$345,695
The following table presents amortized cost and fair value of the held-to-maturity and available-for-sale investment securities portfolio by expected maturity. In the case of mortgage-backed securities, collateralized loan obligations, and SBA loan pool securities, expected maturities may differ from contractual maturities because borrowers generally have the right to call or prepay obligations with or without call or prepayment penalties. For that reason, mortgage-backed securities, collateralized loan obligations, and SBA loan pool securities are not included in the maturity categories.

	December 31, 2015
	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within one year	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	212,219	193,080	26,657	26,152
Greater than ten years	27,055	25,503	—	—
Collateralized loan obligations, SBA loan pool, private label residential mortgage-backed, commercial mortgage-backed, and agency mortgage-backed securities	722,929	713,702	812,111	807,444
Total	$962,203	$932,285	$838,768	$833,596
At December 31, 2015 and 2014, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of stockholders’ equity.

The following table presents proceeds from sales and calls of securities and the associated gross gains and losses realized through earnings upon the sale of available-for-sale securities for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Gross realized gains on sales of securities available-for-sale	$3,260	$1,221	$438
Gross realized losses on sales of securities available-for-sale	(2)	(38)	(107)
Net realized gains on sales of securities available-for-sale	$3,258	$1,183	$331
Proceeds from sales of securities available-for-sale	$989,786	$111,764	$127,298
Tax expense on sales of securities available-for-sale	$1,368	$498	$—
Investment securities with carrying values of $47.9 million and $27.1 million as of December 31, 2015 and 2014, respectively, were pledged to secure FHLB advances, public deposits and for other purposes as required or permitted by law.
The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
December 31, 2015
Held-to-maturity
Corporate bonds	$190,332	$(20,946)	$—	$—	$190,332	$(20,946)
Collateralized loan obligation	411,207	(5,077)	—	—	411,207	(5,077)
Commercial mortgage-backed securities	277,351	(4,191)	—	—	277,351	(4,191)
Total securities held-to-maturity	$878,890	$(30,214)	$—	$—	$878,890	$(30,214)
Available-for-sale
Private label residential mortgage-backed securities	$—	$—	$403	$(1)	$403	$(1)
Corporate bonds	26,152	(505)	—	—	26,152	(505)
Collateralized loan obligation	72,204	(282)	—	—	72,204	(282)
Agency mortgage-backed securities	599,814	(4,459)	6,832	(123)	606,646	(4,582)
Total securities available-for-sale	$698,170	$(5,246)	$7,235	$(124)	$705,405	$(5,370)
December 31, 2014
Available-for-sale
Private label residential mortgage-backed securities	$372	$(9)	$1,355	$(4)	$1,727	$(13)
Agency mortgage-backed securities	68,200	(332)	22,212	(273)	90,412	(605)
Total securities available-for-sale	$68,572	$(341)	$23,567	$(277)	$92,139	$(618)
The Company did not record other-than-temporary impairment (OTTI) for investment securities for the years ended December 31, 2015, 2014 and 2013.
At December 31, 2015, the Company’s securities available-for-sale portfolio consisted of 95 securities, 70 of which were in an unrealized loss position and securities held-to-maturity consisted of 93 securities, 87 of which were in an unrealized loss position. The unrealized losses were attributable to higher market interest rates at December 31, 2015 which negatively impacted the fair value of fixed rate agency mortgage backed securities, wider pricing spreads for corporate bonds and wider pricing spreads for collateral loan obligations.
The Company monitors to ensure it has adequate credit support and as of December 31, 2015, the Company believes there is no OTTI and did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The Company considers the lowest credit rating for identification of potential OTTI. As of December 31, 2015, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.

NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

	Non-Traditional Mortgages	Traditional Loans	Total NTM and Traditional Loans	Purchased Credit Impaired	Total Loans and Leases Receivable
	($ in thousands)
December 31, 2015
Commercial:
Commercial and industrial	$—	$876,146	$876,146	$853	$876,999
Commercial real estate	—	718,108	718,108	9,599	727,707
Multi-family	—	904,300	904,300	—	904,300
SBA	—	54,657	54,657	3,049	57,706
Construction	—	55,289	55,289	—	55,289
Lease financing	—	192,424	192,424	—	192,424
Consumer:
Single family residential mortgage	675,960	775,263	1,451,223	699,230	2,150,453
Green Loans (HELOC) - first liens	105,131	—	105,131	—	105,131
Green Loans (HELOC) - second liens	4,704	—	4,704	—	4,704
Other consumer	113	109,568	109,681	—	109,681
Total loans and leases	$785,908	$3,685,755	$4,471,663	$712,731	$5,184,394
Percentage to total loans and leases	15.2%	71.1%	86.3%	13.7%	100.0%
Allowance for loan and lease losses					(35,533)
Loans and leases receivable, net					$5,148,861
December 31, 2014
Commercial:
Commercial and industrial	$—	$489,766	$489,766	$1,134	$490,900
Commercial real estate	—	988,330	988,330	11,527	999,857
Multi-family	—	955,683	955,683	—	955,683
SBA	—	32,998	32,998	3,157	36,155
Construction	—	42,198	42,198	—	42,198
Lease financing	—	85,749	85,749	—	85,749
Consumer:
Single family residential mortgage	222,306	595,100	817,406	231,079	1,048,485
Green Loans (HELOC) - first liens	123,177	—	123,177	—	123,177
Green Loans (HELOC) - second liens	4,979	—	4,979	—	4,979
Other consumer	113	161,826	161,939	—	161,939
Total loans and leases	$350,575	$3,351,650	$3,702,225	$246,897	$3,949,122
Percentage to total loans and leases	8.9%	84.8%	93.7%	6.3%	100.0%
Allowance for loan and lease losses					(29,480)
Loans and leases receivable, net					$3,919,642

Non Traditional Mortgage Loans
The Company’s NTM portfolio is comprised of three interest only products: Green Loans, fixed or adjustable hybrid interest only rate mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of December 31, 2015 and 2014, the NTM loans totaled $785.9 million, or 15.2 percent of total loans and leases, and $350.6 million, or 8.9 percent of total loans and leases, respectively. The total NTM portfolio increased by $435.3 million, or 124.2 percent, during the year ended December 31, 2015.
The following table presents the composition of the NTM portfolio as of the dates indicated:

	December 31,
	2015			2014
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC) - first liens	121	$105,131	13.4%	148	$123,177	35.1%
Interest only - first liens	521	664,358	84.4%	207	209,207	59.7%
Negative amortization	30	11,602	1.5%	32	13,099	3.7%
Total NTM - first liens	672	781,091	99.3%	387	345,483	98.5%
Green Loans (HELOC) - second liens	16	4,704	0.6%	19	4,979	1.4%
Interest only - second liens	1	113	0.1%	1	113	0.1%
Total NTM - second liens	17	4,817	0.7%	20	5,092	1.5%
Total NTM loans	689	785,908	100.0%	407	350,575	100.0%
Total loans and leases		$5,184,394			$3,949,122
% of NTM to total loans and leases		15.2%			8.9%
Green Loans
Green Loans are single family residential first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year-balloon payment due at maturity. At December 31, 2015 and 2014, Green Loans totaled $109.8 million and $128.2 million, respectively. At December 31, 2015 and 2014, $10.1 million and $12.5 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on LTV ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of the Green Loan products in 2011.
Interest Only Loans
Interest only loans are primarily single family residential first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. At December 31, 2015 and 2014, interest only loans totaled $664.5 million and $209.3 million, respectively. At December 31, 2015 and 2014, $4.6 million and $2.0 million of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans totaled $11.6 million and $13.1 million at December 31, 2015 and 2014, respectively. The Company discontinued origination of negative amortization loans in 2007. At December 31, 2015 and 2014, no loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.

Risk Management of Non-Traditional Mortgages
The Company has determined that significant performance indicators for NTMs are LTV ratios and FICO scores. Accordingly, the Company manages credit risk in the NTM portfolio through semi-annual review of the loan portfolio that includes refreshing FICO scores on the Green Loans and HELOCs, as needed in conjunction with portfolio management, and ordering third party AVMs. The loan review is designed to provide a method of identifying borrowers who may be experiencing financial difficulty before they actually fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO score of 10 percent or more and/or a resulting FICO score of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded, which will increase the reserves the Company will establish for potential losses. A report of the semi-annual loan review is published and regularly monitored.
As these loans are revolving lines of credit, the Company, based on the loan agreement and loan covenants of the particular loan, as well as applicable rules and regulations, could suspend the borrowing privileges or reduce the credit limit at any time the Company reasonably believes that the borrower will be unable to fulfill their repayment obligations under the agreement or certain other conditions are met. In many cases, the decrease in FICO score is the first indication that the borrower may have difficulty in making their future payment obligations.
The Company proactively manages the NTM portfolio by performing detailed analyses on the portfolio. The Company’s IARC conducts meetings on at least a quarterly basis to review the loans classified as special mention, substandard, or doubtful and determines whether a suspension or reduction in credit limit is warranted. If a line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations.
On the interest only loans, the Company projects future payment changes to determine if there will be a material increase in the required payment and then monitors the loans for possible delinquency. The individual loans are monitored for possible downgrading of risk rating.
Non-Traditional Mortgage Performance Indicators
The following table presents the Company’s NTM Green Loans first lien portfolio at December 31, 2015 by FICO scores that were obtained during the quarter ended December 31, 2015, comparing to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2014:

	December 31, 2015
	By FICO Scores Obtained During the Quarter Ended December 31, 2015			By FICO Scores Obtained During the Quarter Ended December 31, 2014			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	22	$14,438	13.7%	24	$16,587	15.8%	(2)	$(2,149)	(2.1)%
700-799	60	48,775	46.5%	58	44,678	42.5%	2	4,097	4.0%
600-699	23	23,600	22.4%	24	26,768	25.5%	(1)	(3,168)	(3.1)%
<600	5	4,030	3.8%	8	11,817	11.2%	(3)	(7,787)	(7.4)%
No FICO score	11	14,288	13.6%	7	5,281	5.0%	4	9,007	8.6%
Totals	121	$105,131	100.0%	121	$105,131	100.0%	—	$—	—%
The Company updates FICO scores on a semi-annual basis, typically in the second and fourth quarters or as needed in conjunction with proactive portfolio management.

Loan to Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below represents the Company’s single family residential NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
December 31, 2015
< 61	70	$51,221	48.7%	141	$208,120	31.3%	17	$5,271	45.4%	228	$264,612	33.9%
61-80	33	42,075	40.0%	291	408,662	61.6%	12	6,106	52.7%	336	456,843	58.4%
81-100	12	6,836	6.5%	37	30,167	4.5%	1	225	1.9%	50	37,228	4.8%
> 100	6	4,999	4.8%	52	17,409	2.6%	—	—	—%	58	22,408	2.9%
Total	121	$105,131	100.0%	521	$664,358	100.0%	30	$11,602	100.0%	672	$781,091	100.0%
December 31, 2014
< 61	77	$58,856	47.8%	60	$93,254	44.7%	15	$6,023	46.0%	152	$158,133	45.8%
61-80	45	46,177	37.5%	54	81,472	38.9%	12	5,901	45.0%	111	133,550	38.6%
81-100	18	11,846	9.6%	33	14,927	7.1%	4	781	6.0%	55	27,554	8.0%
> 100	8	6,298	5.1%	60	19,554	9.3%	1	394	3.0%	69	26,246	7.6%
Total	148	$123,177	100.0%	207	$209,207	100.0%	32	$13,099	100.0%	387	$345,483	100.0%
The decrease in Green Loans was due to reductions in principal balance and payoffs and the increase in interest only was due to increased originations. The Company updates LTV ratios on a semi-annual basis, typically in the second and fourth quarters or as needed in conjunction with proactive portfolio management.

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
The Company also maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on outstanding loan balance of the same customer or outstanding loans that share similar credit risk exposure are used to determine the adequacy of the reserve. At December 31, 2015 and 2014, the reserve for unfunded loan commitments was $2.1 million and $1.9 million, respectively.
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
The following table presents a summary of activity in the allowance for loan and lease losses for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$29,480	$18,805	$14,448
Loans and leases charged-off	(1,942)	(923)	(3,013)
Recoveries of loans and leases previously charged off	526	1,235	850
Transfer of loans to held-for-sale	—	(613)	(1,443)
Provision for loan and lease losses	7,469	10,976	7,963
Balance at end of year	$35,533	$29,480	$18,805

The following table presents the activity and balance in the allowance for loan and lease losses and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the year ended December 31, 2015:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Balance at December 31, 2014	$6,910	$3,840	$7,179	$335	$846	$873	$7,192	$2,305	$—	$29,480
Charge-offs	(33)	(259)	—	(106)	—	(1,541)	—	(3)	—	(1,942)
Recoveries	8	132	3	288	—	79	—	16	—	526
Provision	(1,035)	539	(1,170)	166	684	2,784	6,662	(1,161)	—	7,469
Balance at December 31, 2015	$5,850	$4,252	$6,012	$683	$1,530	$2,195	$13,854	$1,157	$—	$35,533
Individually evaluated for impairment	$38	$—	$—	$—	$—	$—	$331	$—	$—	$369
Collectively evaluated for impairment	5,754	4,140	6,012	664	1,530	2,195	13,506	1,157	—	34,958
Acquired with deteriorated credit quality	58	112	—	19	—	—	17	—	—	206
Total ending allowance balance	$5,850	$4,252	$6,012	$683	$1,530	$2,195	$13,854	$1,157	$—	$35,533
Loans:
Individually evaluated for impairment	$7,159	$312	$—	$3	$—	$—	$26,256	$553	$—	$34,283
Collectively evaluated for impairment	868,987	717,796	904,300	54,654	55,289	192,424	1,530,098	113,832	—	4,437,380
Acquired with deteriorated credit quality	853	9,599	—	3,049	—	—	699,230	—	—	712,731
Total ending loan balances	$876,999	$727,707	$904,300	$57,706	$55,289	$192,424	$2,255,584	$114,385	$—	$5,184,394

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

	December 31,
	2015			2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses
	(In thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$6,244	$6,086	$—	$4,803	$4,708	$—
Commercial real estate	1,200	312	—	1,910	1,017	—
Multi-family	—	—	—	1,747	1,594	—
SBA	22	3	—	24	6	—
Consumer:
Single family residential mortgage	24,224	22,671	—	15,729	15,131	—
Other consumer	553	553	—	507	503	—
With an allowance recorded:
Commercial:
Commercial and industrial	1,072	1,073	38	4,310	4,313	788
Consumer:
Single family residential mortgage	3,575	3,585	331	6,422	6,206	500
Total	$36,890	$34,283	$369	$35,452	$33,478	$1,288

The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Year Ended
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
December 31, 2015
Commercial:
Commercial and industrial	$6,750	$305	$302
Commercial real estate	353	37	37
Multi-family	395	13	15
SBA	7	2	—
Consumer:
Single family residential mortgage	25,093	869	885
Other consumer	424	12	13
Total	$33,022	$1,238	$1,252
December 31, 2014
Commercial:
Commercial and industrial	$4,166	$92	$133
Commercial real estate	2,865	110	125
Multi-family	1,653	43	43
SBA	3	—	—
Consumer:
Single family residential mortgage	16,285	390	405
Other consumer	580	25	24
Total	$25,552	$660	$730
December 31, 2013
Commercial:
Commercial and industrial	$67	$10	$10
Commercial real estate	3,554	163	171
Multi-family	1,345	35	37
SBA	12	1	1
Consumer:
Single family residential mortgage	12,562	304	308
Other consumer	693	2	2
Total	$18,233	$515	$529

Non-accrual Loans and Leases
The following table presents nonaccrual loans and leases, and loans past due 90 days or more and still accruing as of the dates indicated:

	December 31,
	2015			2014
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—	$—
Nonaccrual loans:
The Company maintains specific allowances for these loans of $0 in 2015 and $478 in 2014	14,703	30,426	45,129	14,592	23,789	38,381
The following table presents the composition of nonaccrual loans and leases as of the dates indicated:

	December 31,
	2015			2014
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial and industrial	$—	$4,383	$4,383	$—	$7,143	$7,143
Commercial real estate	—	1,552	1,552	—	1,017	1,017
Multi-family	—	642	642	—	1,834	1,834
SBA	—	422	422	—	285	285
Construction	—	—	—	—	—	—
Lease financing	—	598	598	—	100	100
Consumer:
Single family residential mortgage	4,615	22,615	27,230	2,049	13,370	15,419
Green Loans (HELOC) - first liens	10,088	—	10,088	12,334	—	12,334
Green Loans (HELOC) - second liens	—	—	—	209	—	209
Other consumer	—	214	214	—	40	40
Total nonaccrual loans and leases	$14,703	$30,426	$45,129	$14,592	$23,789	$38,381

Past Due Loans and Leases
The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2015, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	December 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$3,935	$—	$3,447	$7,382	$668,578	$675,960
Green Loans (HELOC) - first liens	7,913	—	—	7,913	97,218	105,131
Green Loans (HELOC) - second liens	—	—	—	—	4,704	4,704
Other consumer	—	—	—	—	113	113
Total NTM loans	11,848	—	3,447	15,295	770,613	785,908
Traditional loans:
Commercial:
Commercial and industrial	23	4,984	544	5,551	870,595	876,146
Commercial real estate	—	—	911	911	717,197	718,108
Multi-family	223	—	432	655	903,645	904,300
SBA	—	162	173	335	54,322	54,657
Construction	—	—	—	—	55,289	55,289
Lease financing	2,005	1,041	394	3,440	188,984	192,424
Consumer:
Single family residential mortgage	15,762	3,887	17,226	36,875	738,388	775,263
Other consumer	—	11	211	222	109,346	109,568
Total traditional loans	18,013	10,085	19,891	47,989	3,637,766	3,685,755
PCI loans:
Commercial:
Commercial and industrial	—	—	176	176	677	853
Commercial real estate	—	—	1,425	1,425	8,174	9,599
SBA	386	163	621	1,170	1,879	3,049
Consumer:
Single family residential mortgage	33,507	6,235	4,672	44,414	654,816	699,230
Other consumer	—	—	—	—	—	—
Total PCI loans	33,893	6,398	6,894	47,185	665,546	712,731
Total	$63,754	$16,483	$30,232	$110,469	$5,073,925	$5,184,394

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
For the year ended December 31, 2015, there were 14 modifications through bankruptcy discharges. There were six modifications through extensions of maturities for the year ended December 31, 2014. There were two modifications through extensions of maturities for the year ended December 31, 2013. The following table summarizes the pre-modification and post-modification balances of the new TDRs for the periods indicated:

	Year Ended
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
December 31, 2015
Consumer:
Single family residential mortgage	13	4,571	4,493
Other consumer	1	261	259
Total	14	$4,832	$4,752
December 31, 2014
Consumer:
Single family residential mortgage	5	1,245	1,229
Other consumer	1	294	294
Total	6	$1,539	$1,523
December 31, 2013
Consumer:
Other consumer	2	435	435
Total	2	$435	$435
For the years ended December 31, 2015, 2014, and 2013, there were no loans and leases that were modified as TDRs during the past 12 months that had payment defaults during the periods.
Troubled debt restructured loans and leases consist of the following as of the dates indicated:

	December 31,
	2015			2014
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
Commercial real estate	$—	$—	$—	$—	$—	$—
SBA	—	3	3	—	6	6
Consumer:
Single family residential mortgage	1,015	5,841	6,856	—	4,269	4,269
Green Loans (HELOC) - first liens	2,400	—	2,400	3,442	—	3,442
Green Loans (HELOC) - second liens	553	—	553	294	—	294
Total	$3,968	$5,844	$9,812	$3,736	$4,275	$8,011
The Company did not have any commitments to lend to customers with outstanding loans or leases that were classified as troubled debt restructurings as of December 31, 2015 and 2014.

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
Not-Rated: When accrual of income on a pool of PCI loans with common risk characteristics is appropriate in accordance with ASC 310-30, individual loans in those pools are not risk-rated. The credit criteria evaluated are FICO scores, LTV ratios, delinquency, and actual cash flows versus expected cash flows of the loan pools.
Loans and leases not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans and leases.

The following table presents the risk categories for loans and leases as of December 31, 2015:

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$660,683	$11,731	$3,546	$—	$—	$675,960
Green Loans (HELOC) - first liens	87,967	2,329	14,835	—	—	105,131
Green Loans (HELOC) - second liens	4,704	—	—	—	—	4,704
Other consumer	113	—	—	—	—	113
Total NTM loans	753,467	14,060	18,381	—	—	785,908
Traditional loans:
Commercial:
Commercial and industrial	860,993	3,175	11,978	—	—	876,146
Commercial real estate	707,238	4,788	6,082	—	—	718,108
Multi-family	901,578	403	2,319	—	—	904,300
SBA	53,078	1,132	447	—	—	54,657
Construction	55,289	—	—	—	—	55,289
Lease financing	190,976	—	1,448	—	—	192,424
Consumer:
Single family residential mortgage	738,196	12,301	24,766	—	—	775,263
Other consumer	109,206	148	214	—	—	109,568
Total traditional loans	3,616,554	21,947	47,254	—	—	3,685,755
PCI loans:
Commercial:
Commercial and industrial	54	—	799	—	—	853
Commercial real estate	5,621	523	3,455	—	—	9,599
SBA	988	—	2,061	—	—	3,049
Consumer:
Single family residential mortgage	—	—	139	—	699,091	699,230
Other consumer	—	—	—	—	—	—
Total PCI loans	6,663	523	6,454	—	699,091	712,731
Total	$4,376,684	$36,530	$72,089	$—	$699,091	$5,184,394

The following table presents the risk categories for loans and leases as of December 31, 2014:

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$219,747	$279	$2,280	$—	$—	$222,306
Green Loans (HELOC) - first liens	104,640	399	18,138	—	—	123,177
Green Loans (HELOC) - second liens	4,770	—	209	—	—	4,979
Other consumer	113	—	—	—	—	113
Total NTM loans	329,270	678	20,627	—	—	350,575
Traditional loans:
Commercial:
Commercial and industrial	477,319	117	12,330	—	—	489,766
Commercial real estate	943,645	14,281	30,404	—	—	988,330
Multi-family	932,438	6,684	16,561	—	—	955,683
SBA	32,171	—	827	—	—	32,998
Construction	42,198	—	—	—	—	42,198
Lease financing	85,613	36	100	—	—	85,749
Consumer:
Single family residential mortgage	569,871	10,395	14,834	—	—	595,100
Other consumer	161,701	85	40	—	—	161,826
Total traditional loans	3,244,956	31,598	75,096	—	—	3,351,650
PCI loans:
Commercial:
Commercial and industrial	104	—	1,030	—	—	1,134
Commercial real estate	6,676	985	3,866	—	—	11,527
SBA	677	351	2,129	—	—	3,157
Consumer:
Single family residential mortgage	—	—	268	—	230,811	231,079
Other consumer	—	—	—	—	—	—
Total PCI loans	7,457	1,336	7,293	—	230,811	246,897
Total	$3,581,683	$33,612	$103,016	$—	$230,811	$3,949,122

Purchased Credit Impaired Loans
During the years ended December 31, 2015, 2014, and 2013, the Company acquired loans and leases through business acquisitions and purchases of loan pools for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table presents the outstanding balance and carrying amount of those loans and leases, which are sometimes collectively referred to as “PCI loans” as of the dates indicated:

	December 31,
	2015		2014
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial:
Commercial and industrial	$1,001	$853	$1,767	$1,134
Commercial real estate	11,255	9,599	13,708	11,527
SBA	4,033	3,049	4,220	3,157
Consumer:
Single family residential mortgage	764,814	699,230	283,067	231,079
Total	$781,103	$712,731	$302,762	$246,897
The following table presents a summary of accretable yield, or income expected to be collected for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$92,301	$126,336	$32,206
New loans or leases purchased	138,046	—	155,416
Accretion of income	(23,441)	(25,335)	(19,177)
Increase (decrease) in expected cash flows	19,852	29,267	(17,358)
Disposals	(21,209)	(37,967)	(24,751)
Balance at end of year	$205,549	$92,301	$126,336
The following table presents loans and leases purchased and acquired through business acquisitions at acquisition dates for which it was probable at acquisition that all contractually required payments would not be collected for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Commercial:
Commercial and industrial	$—	$—	$2,721
Commercial real estate	—	—	3,226
Construction	—	—	4,333
Consumer:
Single family residential mortgage	571,245	—	473,942
Other consumer	—	—	844
Outstanding unpaid principal balance at acquisition	$571,245	$—	$485,066
Cash flows expected to be collected at acquisitions	$667,224	$—	$504,197
Fair value of acquired loans at acquisition	529,178	—	348,569

The Company completed seven bulk loan acquisitions with unpaid principal balances and fair values of $622.1 million and $578.7 million, respectively, at the respective acquisition dates during the year ended December 31, 2015. The Company determined that unpaid principal balance and fair value of $571.2 million and $529.2 million of these loans displayed evidence of credit quality deterioration since origination and it was probable, at acquisition that all contractually required payments would not be collected. The Company sold a portion of PCI loans with unpaid principal balances and carrying values of $52.4 million and $32.5 million, respectively, during the year ended December 31, 2015. The Company recognized net gain on sale of $9.4 million from these transactions for the year ended December 31, 2015, and the gain was included in Net Gain on Sale of Loans on the Consolidated Statements of Operations.
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
Purchases and Sales
The following table presents loans and leases purchased and/or sold by portfolio segment, excluding loans held-for-sale, loans and leases acquired in business combinations and PCI loans for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
	Purchases	Sales	Purchases	Sales	Purchases	Sales
	(In thousands)
Commercial:
Multi-family	$—	$242,580	$—	$—	$—	$—
SBA	—	3,599	—	7,838	—	2,507
Lease financing	127,043	—	38,572	—	7,850	—
Consumer:
Single family residential mortgage	49,488	165,915	—	82,552	507,736	186,140
Total	$176,531	$412,094	$38,572	$90,390	$515,586	$188,647
The Company purchased the above loans and leases at a net discount of $1.4 million, $0, and $43.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. For the purchased loans and leases disclosed above, the Company did not incur any specific allowances for loan and lease losses during the years ended December 31, 2015, 2014, and 2013. The Company determined that it was probable at acquisition that all contractually required payments would be collected.

NOTE 6 – PREMISES, EQUIPMENT, AND CAPITAL LEASES, NET
The following table presents the summary of premises, equipment, and capital lease, net, as of the dates indicated:

	December 31,
	2015	2014
	(In thousands)
Land	$11,130	$22,330
Building and improvement	78,358	31,403
Furniture, fixtures, and equipment	34,235	30,469
Leasehold improvements	11,671	8,764
Construction in process	1,793	3,176
Total	137,187	96,142
Less accumulated depreciation	(25,648)	(17,457)
Premises, equipment, and capital lease, net	$111,539	$78,685
On November 12, 2015, the Company purchased a certain real property located at 3 MacArthur Place, Santa Ana, California at a purchase price of approximately $77.0 million in cash.
On September 25, 2015, the Company sold of two branch locations to AUB. The transaction included net book values of $47 thousand of leasehold improvements and $30 thousand of furniture, fixtures, and equipment as of the transaction date.
On June 25, 2015, the Company sold a certain improved real property located 1588 South Coast Drive, Costa Mesa, California at a book value of $42.3 million at the transaction date.
The Company recognized depreciation expense of $9.2 million, $6.8 million and $4.3 million for years ended December 31, 2015, 2014, and 2013, respectively.
The Company leases certain equipment under capital leases. Capital leases totaled $2.3 million and $3.2 million at December 31, 2015 and 2014, respectively. The lease arrangements require monthly payments through 2019.
The Company leases certain properties under operating leases. Total rent expense for the years ended December 31, 2015, 2014, and 2013 amounted to $16.4 million, $13.0 million and $7.6 million, respectively. Pursuant to the terms of non-cancellable lease agreements in effect at December 31, 2015 pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows, before considering renewal options that generally are present.
The following table presents the future commitments under operating leases and capital leases as of December 31, 2015:

	2016	2017	2018	2019	2020 and After	Total
	(In thousands)
Commitments under operating leases	$12,945	$10,192	$6,708	$4,298	$7,899	$42,042
Commitments under capital lease	998	939	385	47	—	2,369
Total	$13,943	$11,131	$7,093	$4,345	$7,899	$44,411

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
Income from servicing rights was $3.0 million, $4.2 million and $2.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. The Company recognized (losses) gains on the fair values of servicing rights of $(8.8) million, $(1.6) million and $298 thousand for the years ended December 31, 2015, 2014, and 2013, respectively. These decreases were partially offset by increases in servicing fees. The Company recognized servicing fees of $11.7 million, $5.8 million, and $1.8 million for the years ended December 31, 2015, 2014, and 2013, respectively. The decrease in fair value of servicing rights was due to generally lower interest rates and the increase in servicing fees was due to the increase in unpaid principal balance of loans sold with servicing retained. These amounts are reported in Loan Servicing Income on the Consolidated Statements of Operations. The following table presents a composition of servicing rights as of the dates indicated:

	December 31,
	2015	2014
	(In thousands)
Mortgage servicing rights, at fair value	$49,939	$19,082
SBA servicing rights, at cost	788	484
Total	$50,727	$19,566
Mortgage loans sold with servicing retained are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at December 31, 2015 and 2014 was $4.77 billion and $1.92 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $21.1 million and $8.3 million at December 31, 2015 and 2014, respectively.
Mortgage Servicing Rights
The following table presents the key characteristics, inputs and economic assumptions used to estimate the Level 3 fair value of the MSRs as of the dates indicated:

	December 31,
	2015	2014
	($ in thousands)
Fair value of retained MSRs	$49,939	$13,135
Discount rate	9.75%	10.09%
Constant prepayment rate	11.81%	13.22%
Weighted-average life (in years)	6.48	5.80
At December 31, 2014, $5.9 million of the mortgage servicing rights was valued based on a market bid that settled subsequent to year end, which was included as Level 3 fair value of MSRs.
The following table presents activity in the MSRs for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$19,082	$13,535	$1,739
Additions	45,263	26,399	11,463
Changes in fair value resulting from valuation inputs or assumptions	(3,568)	(233)	1,360
Sales of servicing rights	(5,862)	(17,773)	—
Other—loans paid off	(4,976)	(2,846)	(1,027)
Balance at end of year	$49,939	$19,082	$13,535

SBA Servicing Rights
The Company used a discount rate of 7.50 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$484	$348	$539
Additions	597	261	32
Amortization, including prepayments	(71)	(83)	(223)
Impairment	(222)	(42)	—
Balance at end of year	$788	$484	$348

NOTE 8 – OTHER REAL ESTATE OWNED
The following table presents the activity in other real estate owned for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$423	$—	$4,527
Additions	1,598	653	229
Sales and net direct write-downs	(886)	(198)	(6,825)
Net change in valuation allowance	(38)	(32)	2,069
Balance at end of year	$1,097	$423	$—
The following table presents the activity in the other real estate owned valuation allowance for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$32	$—	$2,069
Additions	38	32	97
Net direct write-downs and removals from sale	—	—	(2,166)
Balance at end of year	$70	$32	$—
The following table presents expenses related to foreclosed assets included in Loan Servicing and Foreclosure Expenses on the Consolidated Statements of Operations for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net gain on sales	$23	$66	$464
Operating expenses, net of rental income	—	—	(362)
Total	$23	$66	$102

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At December 31, 2015, the Company had goodwill of $39.2 million related to the following acquisitions: BPNA Branch Acquisition, RenovationReady, CS Financial, PBOC, and Beach Business Bank acquisitions. The following table presents changes in the carrying amount of goodwill for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Goodwill balance at beginning of the year	$31,591	$30,143	$7,048
Goodwill acquired during the year	—	2,239	23,095
Goodwill adjustments for purchase accounting	7,653	(791)	—
Impairment losses	—	—	—
Goodwill balance at end of year	$39,244	$31,591	$30,143
Accumulated impairment losses at end of year	$—	$—	$—
The Company made the goodwill adjustments related to the finalization of accounting adjustments for the BPNA Branch Acquisition during the year ended December 31, 2015 and the CS Financial and PBOC acquisitions during the year ended December 31, 2014.
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
Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of December 31, 2015, the weighted average remaining amortization period for core deposit intangibles was approximately 7.4 years. Customer relationship intangible, related to the RenovationReady acquisition, is amortized over its useful life of 5 years. As of December 31, 2015, the remaining amortization period for customer relationship intangible was approximately 3.1 years. Trade name intangibles, related to the RenovationReady and CS Financial acquisitions, have indefinite useful lives. The following table presents a summary of other intangible assets as of the dates indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
December 31, 2015
Core deposit intangibles	$30,904	$12,939	$17,965
Customer relationship intangible	670	257	413
Trade name intangibles	780	—	780
December 31, 2014
Core deposit intangibles	$31,162	$7,237	$23,925
Customer relationship intangible	670	123	547
Trade name intangibles	780	—	780
The Company recorded impairment on intangible assets of $258 thousand, $48 thousand, and $1.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. During the year ended December 31, 2015, the Company wrote off a portion of core deposit intangibles on non-interest bearing demand deposits and money market accounts acquired through the BPNA Branch Acquisition of $258 thousand, as these deposits were transferred in connection with the sale of two branches to AUB. During the year ended December 31, 2014, the Company wrote off a portion of core deposit intangibles related to the Beach Business Bank acquisition of $48 thousand due to lower remaining deposit balances than forecasted. During the year ended December 31, 2013, the Company wrote off all remaining trade name intangible assets of Beach Business Bank, Gateway Bancorp and PBOC of $976 thousand due to the merger of the Company’s two banking subsidiaries into a single bank and a portion of core deposit intangibles related to the Gateway Bancorp acquisition of $85 thousand due to lower remaining deposit balances than forecasted.

Aggregate amortization of intangible assets was $5.8 million, $4.1 million and $2.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. The following table presents estimated future amortization expenses as of December 31, 2015:

	2016	2017	2018	2019	2020 and After	Total
	(In thousands)
Estimated future amortization expense	$4,946	$4,066	$3,205	$2,202	$3,959	$18,378
The Company realigned its management reporting structure at December 31, 2014, and accordingly its segment reporting structures and goodwill reporting units. In connection with the realignment, management reallocated goodwill to the new reporting units using a relative fair value approach. The carrying values of goodwill allocated to the reportable segments were $37.1 million and $2.1 million to the Banking segment and Mortgage Banking segment, respectively, at December 31, 2015. See Note 22 for additional information.

NOTE 10 – DEPOSITS
The following table presents the components of interest-bearing deposits as of the dates indicated:

	December 31,
	2015	2014
	(In thousands)
Interest-bearing demand deposits	$1,697,055	$1,054,828
Money market accounts	1,479,931	1,074,432
Savings accounts	823,618	985,646
Certificates of deposits of under $100,000	633,372	449,580
Certificates of deposits of $100,000 through $250,000	250,868	392,899
Certificates of deposits of more than $250,000	297,117	52,151
Total interest-bearing deposits	$5,181,961	$4,009,536
As of December 31, 2015, the Bank had brokered deposits of $992.9 million, which represented 12.1 percent of total assets. The Company primarily relies on competitive pricing policies, marketing and customer service to attract and retain deposits.
The following table presents scheduled maturities of certificates of deposit as of December 31, 2015:

	2016	2017	2018	2019	2020 and After	Total
	(In thousands)
Certificates of deposits of under $100,000	$609,728	$13,864	$3,233	$3,386	$3,161	$633,372
Certificates of deposits of $100,000 through $250,000	154,462	69,243	22,995	2,915	1,253	250,868
Certificates of deposits of more than $250,000	290,484	4,162	1,351	297	823	297,117
Total certificates of deposit	$1,054,674	$87,269	$27,579	$6,598	$5,237	$1,181,357

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At December 31, 2015, the Bank had fixed-rate advances of $200.0 million at a weighted average interest rate of 0.89 percent and variable-rate advances of $730.0 million at a weighted average interest rate of 0.27 percent from the FHLB. At December 31, 2014, $400.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.19 percent to 0.82 percent with a weighted average interest rate of 0.31 percent, and $233.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.27 percent. The following table presents contractual maturities by year of the Bank's advances as of December 31, 2015:

	2016	2017	2018	2019	2020 and After	Total
	(In thousands)
Fixed rate	$50,000	$100,000	$25,000	$25,000	$—	$200,000
Variable rate	730,000	—	—	—	—	730,000
Total	$780,000	$100,000	$25,000	$25,000	$—	$930,000
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At December 31, 2015 and 2014, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $3.38 billion and $1.84 billion, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $39.2 million and $29.8 million, respectively, at December 31, 2015 and 2014. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $1.29 billion at December 31, 2015. In addition, the Bank had available lines of credit with the Federal Reserve Bank totaling $89.7 million at December 31, 2015.
The following table presents financial data of FHLB advances as of the dates or for the periods indicated:

	As of or For the Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Weighted-average interest rate at end of year	0.40%	0.29%	0.13%
Average interest rate during the year	0.38%	0.20%	0.36%
Average balance	$553,162	$267,816	$74,712
Maximum amount outstanding at any month-end	$1,355,000	$633,000	$250,000
Balance at end of year	$930,000	$633,000	$250,000

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

NOTE 13 – INCOME TAXES
The following table presents the components of income tax (benefit) expense for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current income taxes:
Federal	$27,555	$11,070	$400
State	7,360	2,348	19
Total current income tax expense	34,915	13,418	419
Deferred income taxes:
Federal	4,754	(235)	2,646
State	2,525	762	858
Total deferred income tax expense	7,279	527	3,504
Change in valuation allowance	—	(17,684)	4,069
Income tax expense (benefit)	$42,194	$(3,739)	$7,992
The following table presents a reconciliation of the recorded income tax expense (benefit) to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 35 percent to earnings or loss before income taxes for the years ended December 31, 2015 and 2014 and the applicable statutory Federal income tax rate of 34 percent to earnings or loss before income taxes for the year ended December 31, 2013:

	Year Ended December 31,
	2015	2014	2013
Computed expected income tax expense (benefit) at Federal statutory rate	35.0%	35.0%	34.0%
Increase (decrease) resulting from:
Proportional amortization	0.7%	2.1%	6.8%
Other permanent book-tax differences	(0.4)%	0.3%	3.4%
State tax expense, net of federal benefit	6.2%	8.1%	7.2%
Income tax credits	(0.6)%	—%	—%
Change in valuation allowance	—%	(66.8)%	51.5%
Federal effect of state tax deferred due to the change in valuation allowance	—%	7.2%	—%
Other, net	(0.4)%	—%	(1.8)%
Effective tax rates	40.5%	(14.1)%	101.1%
The Company had net income taxes payable of $637 thousand and $56 thousand at December 31, 2015 and 2014, respectively, on its Consolidated Statements of Financial Condition. The Company had available at December 31, 2015, $3.8 million of unused Federal net operating loss carryforwards that may be applied against future taxable income through 2031. The Company had available at December 31, 2015, $13.2 million of unused state net operating loss carryforwards that may be applied against future taxable income through 2031. Utilization of the net operating loss and other carryforwards are subject to annual limitations set forth in Section 382 of the Internal Revenue Code. The tax attributes acquired in the Beach Business Bank and Gateway Bancorp acquisitions are subject to an annual Internal Revenue Code (IRC) Section 382 limitation of $1.3 million and $474 thousand, respectively. Additionally, the Company's tax attributes are limited to an annual IRC Section 382 limitation of $9.8 million.

The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Allowance for loan and lease losses	$20,684	$17,923
Stock options and awards	4,660	3,991
Accrued expenses	2,090	2,898
Valuation allowance on other real estate owned	29	13
Reserve for loss on repurchased loans	4,028	3,491
Federal net operating losses	1,328	1,494
State net operating losses	869	973
Federal credits	10	10
Unrealized loss on securities available-for-sale	2,177	—
Other deferred tax assets	10,690	2,374
Total deferred tax assets	46,565	33,167
Deferred tax liabilities:
Unrealized gain on securities available-for-sale	—	(307)
Derivative instruments adjustment	(3,409)	(1,421)
Mortgage servicing rights	(20,735)	(8,023)
FHLB stock dividends	(564)	(571)
Intangible amortization	(857)	(3,595)
Other deferred tax liabilities	(9,659)	(2,877)
Total deferred tax liabilities	(35,224)	(16,794)
Valuation allowance	—	—
Net deferred tax assets	$11,341	$16,373
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized therefore no valuation allowance against net deferred tax assets of $11.3 million was required at December 31, 2015. The Company had recorded no valuation allowance against net deferred tax assets of $16.4 million at December 31, 2014.
The positive evidence supporting the reversal of the Company’s deferred tax asset valuation allowance as of December 31, 2015 included: (i) pretax book income of $104.3 million and estimated taxable income before net operating losses (NOL) of $82.1 million for the year ended December 31, 2015, (ii) four consecutive quarters of positive and accelerating pretax book income from core earnings, (iii) cumulative pretax book income of approximately $138.6 million over the previous 36 month period, (iv) projections of pretax book income for the 2016, 2017 and 2018 years, (v) projection of significant taxable income for the 2016, 2017, and 2018 years, (vi) utilization of $474 thousand and $8.5 million of Federal and State NOL (representing approximately 31 percent of the total NOL’s included in the Company’s deferred tax assets) during the year ended December 31, 2015, and (vii) acquisitions which strengthened the Company’s position in primary existing and new markets. Generally, to the extent the Company has book income it will also have taxable income (with the exception of book/tax differences related to the timing of loan charge-offs versus loan loss provisions and the timing of certain mortgage banking gains and losses). Continued profitability from core banking operations through 2015, without significant loan losses, suggests that pretax book income should be sustainable for future years absent a significant increase in loan losses.
The negative evidence that management considered included: (i) uncertainty in accurately and consistently projecting earnings from operations for tax years ending after December 31, 2015, and (ii) taxable losses generated for the 2012 and 2013 years.

During the year ended December 31, 2015, estimated taxable income before utilization of NOLs of $82.1 million allowed the Company to utilize $474 thousand and $8.5 million of Federal and State NOL (representing approximately 31 percent of the total NOLs included in the Company’s deferred tax assets), and all of its $632 thousand of Federal low income housing tax credits. The remaining NOLs are limited under IRC Section 382 and will expire if not used by 2031. In order to utilize all of its existing NOL carryover, the Company would only need taxable income of approximately $1.4 million in 2018 and approximately $474 thousand in each year from 2019 to 2031. The Company believes that the utilization of a significant portion of the NOL and tax credits in 2015, along with the Company’s projection of future taxable income should be considered significant positive evidence that the NOL deferred tax assets will be realized in future periods. Taking all of the foregoing information into account, management believes that it is “more likely than not” that all of the Company’s federal and state net deferred assets will be realized in future years and that, as of December 31, 2015, no valuation allowance against its federal and state deferred tax assets is required.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $0 and $5.4 million at December 31, 2015 and 2014, respectively. The Company has changed its tax accounting method for various items and filed amended state income tax returns to reflect audit adjustments. As a result, the total amount of unrecognized tax benefits has decreased by $5.4 million during the year ended December 31, 2015. The Company does not believe that the unrecognized tax benefits will change within the next twelve months. As of December 31, 2015, the total unrecognized tax benefit that, if recognized, would impact the effective tax rate was $0.
At December 31, 2015 and 2014, the Company had $0 and $23 thousand accrued interest or penalties, respectively. The table below summaries the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Beginning balance	$5,421	$2,203	$—
(Decrease) increase related to prior year tax positions	(5,421)	369	345
Increase in current year tax positions	—	2,849	1,858
Ending balance	$—	$5,421	$2,203
In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to examination by U.S. Federal taxing authorities for years before 2012 (with the exception of Gateway Bancorp, a predecessor entity, which is currently under exam by the Internal Revenue Service for the 2008 and 2009 tax years).The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2011 (other state income and franchise tax statutes of limitations vary by state).
ASU 2014-01 was adopted effective January 1, 2015. Under this standard, amortization of investments in Qualified Affordable Housing Projects is reported within income tax expense.

NOTE 14 – MORTGAGE BANKING ACTIVITIES
The Bank originates conforming single family residential mortgage loans and sells these loans in the secondary market. The amount of net revenue on mortgage banking activities is a function of mortgage loans originated for sale and the fair values of these loans and related derivatives. Net revenue on mortgage banking activities includes mark to market pricing adjustments on loan commitments and forward sales contracts, and initial capitalized value of MSRs.
During the year ended December 31, 2015, the Bank originated $4.39 billion and sold $4.30 billion of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $128.7 million and 2.93 percent, respectively, and loan origination fees were $15.9 million for the year ended December 31, 2015. Included in the net gain is the initial capitalized value of our MSRs, which totaled $44.3 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the year ended December 31, 2015.
During the year ended December 31, 2014, the Bank originated $2.82 billion and sold $2.75 billion of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $84.1 million and 2.98 percent, respectively, and loan origination fees were $11.3 million for the year ended December 31, 2014. Included in the net gain is the initial capitalized value of our MSRs, which totaled $25.2 million on loans sold to Fannie Mae and Freddie Mac for the year ended December 31, 2014.
During the year ended December 31, 2013, the Bank originated $1.94 billion and sold $1.86 billion of conforming single family residential mortgage loans in the secondary market. The net gain and margin were $58.0 million and 2.99 percent, respectively, and loan origination fees were $9.9 million for the year ended December 31, 2013. Included in the net gain is the initial capitalized value of our MSRs, which totaled $10.9 million on loans sold to Fannie Mae and Freddie Mac for the year ended December 31, 2013.
Mortgage Loan Repurchase Obligations
In addition to net revenue on mortgage banking activities, the Company records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Total provision for loan repurchases totaled $4.4 million, $4.2 million and $2.4 million for the years ended December 31, 2015, 2014, and 2013, respectively. Of these total provision for loan repurchases, the Company provided initial provision for loan repurchases of $2.0 million and $1.4 million against net revenue on mortgage banking activities during the years ended December 31, 2015 and 2014, respectively.
The following table presents a summary of activity in the reserve for loss on repurchased loans for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$8,303	$5,427	$3,485
Acquired in business combinations	—	—	314
Provision for loan repurchases	4,352	4,243	2,383
Change in estimates	846	—	—
Utilization of reserve for loan repurchases	(3,801)	(1,367)	(755)
Balance at end of year	$9,700	$8,303	$5,427
In addition to the reserve for losses on repurchased loans at December 31, 2015, the Company may receive repurchase demands in future periods that could be material to the Company's financial position or results of operations. The Company believes that all demands received were adequately reserved at December 31, 2015.

NOTE 15 – RISK MANAGEMENT AND DERIVATIVE INSTRUMENTS
The Company uses derivative instruments and other risk management techniques to reduce its exposure to adverse fluctuations in interest rates and foreign exchange rates in accordance with its risk management policies. The Company utilizes forward contracts and investor commitments to economically hedge mortgage banking products and may from time to time use interest rate swaps as hedges against certain liabilities.
Derivative Instruments Related to Mortgage Banking Activities: In connection with mortgage banking activities, if interest rates increase, the value of the Company’s loan commitments to borrowers and fixed rate mortgage loans held-for-sale are adversely impacted. The Company attempts to economically hedge the risk of the overall change in the fair value of loan commitments to borrowers and mortgage loans held-for-sale by selling forward contracts on securities with government-sponsored enterprises (GSEs) and investors in loans. Forward contracts on securities of GSEs and loan commitments to borrowers are non-designated derivative instruments and the gains and losses resulting from these derivative instruments are included in Net Revenue on Mortgage Banking Activities on the Consolidated Statements of Operations. the fair value of resulting derivative assets and liabilities are included in Other Assets and Accrued Expenses and Other Liabilities, respectively, on the Consolidated Statements of Financial Condition.
The net losses relating to these derivative instruments used for mortgage banking activities are $8.0 million, $17.3 million and $270 thousand for the years ended December 31, 2015, 2014, and 2013, respectively, and are included in Net Revenue on Mortgage Banking Activities on the Consolidated Statements of Operations.
Interest Rate Swaps on Deposits and Other Borrowings: On September 30, 2013 and January 30, 2015, the Company entered into pay-fixed, receive-variable interest-rate swap contracts for the notional amounts of $50.0 million and $25.0 million, respectively, with maturity dates of September 27, 2018 and January 30, 2022, respectively. These swap contracts were entered into with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR based variable rate deposits and borrowings.
During the year ended December 31, 2015, the Company exited the underlying hedged items related to interest rate swaps designated as cash flow hedges. As a result, the Company discontinued hedge accounting related to these interest rate swaps, and reclassified the fair value of the derivatives from AOCI into earnings. At September 30, 2015, the fair value of these derivative instruments discontinued from hedge accounting was $918 thousand, which was reclassified into earnings. During the year ended December 31, 2015, the Company recognized a total loss of $110 thousand.
Interest Rate Swaps and Caps on Loans: The Company offers interest rate swaps and caps products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an identical offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These swaps and caps are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities on the Consolidated Statement of Financial Condition. The changes in fair value are recorded in Other Income in the Consolidated Statements of Operations. During the year ended December 31, 2015, changes in fair value recorded through Other Income were insignificant.

The following table presents the amount and market value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated. Note 3 contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	December 31,
	2015		2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Included in assets:
Interest rate lock commitments	$262,135	$7,343	$179,923	$5,750
Mandatory forward commitments	468,740	1,130	25,735	629
Interest rate swaps on deposits and other borrowings	25,000	331	—	—
Interest rate swaps and cap on loans with customers	27,467	238	—	—
Total included in assets	$783,342	$9,042	$205,658	$6,379
Included in liabilities:
Interest rate lock commitments	$16,790	$88	$10,075	$197
Mandatory forward commitments	215,272	300	364,829	2,803
Interest rate swaps on deposits and other borrowings	50,000	441	50,000	235
Interest rate swaps and caps on loans with correspondent bank	27,467	238	—	—
Total included in liabilities	$309,529	$1,067	$424,904	$3,235

NOTE 16 – EMPLOYEE STOCK COMPENSATION
Share-based Compensation Expense
For the years ended December 31, 2015, 2014, and 2013, share-based compensation expense on stock option awards, restricted stock awards and restricted stock units was $9.1 million, $6.3 million, and $2.9 million respectively, and the related tax benefits were $3.8 million, $2.7 million and $0, respectively. Share-based compensation expense on stock appreciation rights was $202 thousand, $2.0 million, and $1.1 million, respectively, and the related tax benefits were $85 thousand, $827 thousand, and $0, respectively, for the years ended December 31, 2015, 2014, and 2013.
On July 16, 2013, the Company’s stockholders approved the Company’s 2013 Omnibus Stock Incentive Plan (the 2013 Omnibus Plan). Upon the approval of the 2013 Omnibus Plan, the Company ceased being able to grant new awards under the Company’s 2011 Omnibus Incentive Plan or any prior equity incentive plans. The 2013 Omnibus Plan provides that the aggregate number of shares of Company common stock that may be subject to awards under the 2013 Omnibus Plan will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of December 31, 2015, based on the number of shares then-registered for issuance under the 2013 Omnibus Plan, 2,171,553 shares were available for future awards under the 2013 Omnibus Plan.
Unrecognized Share-based Compensation Expense
The following table presents unrecognized share-based compensation expense as of December 31, 2015:

	Unrecognized Expense	Average Expected Recognition Period
	($ in thousands)
Stock option awards	$1,260	3.2 years
Restricted stock awards and restricted stock units	10,448	2.9 years
Stock appreciation rights	$27	1.4 years
Total	$11,735	3.0 years

Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price immediately before the grant date, and generally have a three to five year vesting period and contractual terms of seven to ten years.
The weighted-average estimated fair value per share options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Year Ended December 31,
	2015	2014	2013
	($ in thousands, except per share data)
Granted date fair value of options granted	$729	$781	$1,399
Fair value of options vested	$481	$346	$1,090
Total intrinsic value of options exercised	$75	$110	$104
Cash received from options exercised	$501	$993	$—
Weighted-average estimated fair value per share of options granted	$3.76	$3.38	$3.52
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
The following table presents a summary of weighted-average assumptions used for calculating fair value options for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Weighted-average assumptions
Dividend yield	4.14%	3.69%	3.87%
Expected volatility	43.04%	40.26%	41.06%
Expected term	6.4 years	6.0 years	5.0 years
Risk-free interest rate	1.68%	1.99%	1.21%
The following table represents stock option activity and weighted-average exercise price per share for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of year	879,070	$12.67	734,721	$12.73	525,799	$12.16
Granted	193,696	$13.28	231,016	$12.05	389,569	$13.72
Replacement awards issued	—	$—	—	$—	22,581	$12.65
Exercised	(43,333)	$11.55	(86,667)	$11.46	(44,988)	$12.00
Forfeited	(68,554)	$12.38	—	$—	(158,240)	$13.41
Outstanding at end of year	960,879	$12.86	879,070	$12.67	734,721	$12.73
Exercisable at end of year	394,613	$12.70	166,016	$11.28	526,667	$12.00

The following table represents changes in unvested stock options and related information as of and for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of year	552,672	$12.74	419,569	$13.16	266,668	$11.70
Granted	193,696	$13.28	231,016	$12.05	389,569	$13.72
Vested	(170,102)	$12.57	(97,913)	$12.94	(93,334)	$11.68
Forfeited	(10,000)	$12.03	—	$—	(143,334)	$12.95
Outstanding at end of year	566,266	$12.99	552,672	$12.74	419,569	$13.16
The following table presents a summary of stock options outstanding as of December 31, 2015:

	Options Outstanding				Options Exercisable
	Number of Shares	Intrinsic Value	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life	Number of Shares	Intrinsic Value	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life
$10.89 to $11.87	177,683	$583,747	$11.33	6.5 years	125,529	$404,201	$11.40	6.0 years
$11.87 to $12.85	285,000	675,700	$12.25	8.0 years	128,327	305,752	$12.24	7.5 years
$12.85 to $13.83	298,696	402,016	$13.27	8.2 years	40,000	60,400	$13.11	7.4 years
$13.83 to $14.81	166,622	61,744	$14.25	3.5 years	67,879	25,609	$14.24	3.5 years
$14.81 to $15.81	32,878	—	$15.81	5.5 years	32,878	—	$15.81	5.5 years
Total	960,879	$1,723,207	$12.86	6.9 years	394,613	$795,962	$12.70	6.1 years
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
The following table represents restricted stock awards and restricted stock units activity for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
	Number of Shares	Weighted- Average Price per Share	Number of Shares	Weighted- Average Price per Share	Number of Shares	Weighted- Average Price per Share
Outstanding at beginning of year	1,287,302	$12.53	893,886	$13.78	163,682	$11.43
Granted	930,830	$12.31	915,077	$11.77	936,542	$13.82
Vested	(451,196)	$12.64	(261,952)	$13.51	(88,169)	$11.98
Forfeited	(250,575)	$12.29	(259,709)	$13.21	(118,169)	$12.70
Outstanding at end of year	1,516,361	$12.40	1,287,302	$12.53	893,886	$13.78

Stock Appreciation Rights
On August 21, 2012, the Company granted to its chief executive officer a ten-year stock appreciation right (SAR) with respect to 500,000 shares (Initial SAR) of the Company’s common stock with a base price of $12.12 per share. One-third of the Initial SAR vested on the grant date, one-third vested on the first anniversary of the grant date and one-third vested on the second anniversary of the grant date such that the SAR was fully vested on August 21, 2014, the second anniversary of the grant date. Upon cessation of the chief executive officer’s service with the Company for “Cause” or without “Good Reason” (including a cessation of service following the expiration of the term of the chief executive officer’s employment agreement), the vested portion of all SARs will expire 90 days following the cessation of service.
The SARs originally were to be settled in cash and the compensation expense for the SARs was recognized over the vesting period based on the fair value as calculated using Black Scholes as of the grant date and adjusted each quarter. The Company amended the Initial SAR agreement to provide that the SARs be settled in shares of voting common stock rather than cash, with all other terms remaining substantially the same on December 13, 2013 (the Conversion Date). Currently, compensation expense has been recognized over the expected term of the SARs based on the fair value as calculated using Black Scholes as of the Conversion Date for the SARs issued before the Conversion Date and grant dates for the SARs issued after the Conversion Date.
The SAR agreement, as amended, provides that the SAR (whether vested or unvested) is entitled to dividend equivalent rights and also contains an anti-dilution provision pursuant to which additional SARs (Additional SARs) are (and have been) issued to the Company’s chief executive officer with a base price determined as of the date of issuance, but otherwise with the same terms and conditions (including vesting and dividend equivalent rights) as the Initial SAR. These Additional SARs are (and have been) issued upon the Company’s subsequent issuances of shares of common stock; however, the anti-dilution adjustment does not apply to certain issuances of common stock for compensatory purposes as described more fully under the terms of the SAR agreement, as amended.
The weighted-average estimated fair value per share of SARs granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions.

	Year Ended December 31,
	2015	2014	2013
Dividend yield	—%	—%	—%
Expected volatility	23.79%	27.28%	30.54%
Expected term	2.0 years	2.7 years	2.6 years
Risk-free interest rate	0.64%	0.70%	0.36%
Weighted-average estimated fair value per share of SARs granted	$1.72	$1.93	$2.33
The Initial SAR and Additional SARs have the same vesting and dividend equivalent terms, except for an additional SAR for 300,219 shares granted on May 21, 2014 (Additional TEU SAR) to the Company’s chief executive officer relating to a public offering of the Company’s tangible equity units (TEUs). Each TEU is comprised of a prepaid stock purchase contract (each, a Purchase Contract) and a junior subordinated amortizing note due May 15, 2017 issued by the Company (each, an Amortizing Note).The Purchase Contracts are settled in shares of the Company’s voting common stock based on a maximum settlement rate (subject to adjustment) and a minimum settlement rate (subject to adjustment) as more fully described under Note 18. The number of settlement shares underlying the Additional TEU SAR was calculated using the initial maximum settlement rate and, therefore, the number of shares underlying the Additional TEU SAR is subject to adjustment and forfeiture if the aggregate number of shares of stock issued in settlement of any single Purchase Contract is less than the initial maximum settlement rate. The Additional TEU SAR vests in full on May 21, 2017, which is the date each Purchase Contract is required to be settled in shares of voting common stock, unless settled earlier at the holder’s option. Until the Additional TEU SAR vests in full on May 21, 2017 or accelerates in vesting due to early settlement of a Purchase Contract at the holders' option, the Additional TEU SAR has no dividend equivalent rights and the shares underlying the Additional TEU SAR are subject to forfeiture.

The following table represents SARs activity and the weighted-average exercise price per share for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of year	1,575,394	$11.58	825,451	$12.54	500,000	$12.12
Granted	2,973	$12.27	768,576	$10.52	325,451	$13.18
Exercised	—	$—	—	$—	—	$—
Forfeited	(16,686)	$10.09	(18,633)	$10.09	—	$—
Outstanding at end of year	1,561,681	$11.60	1,575,394	$11.58	825,451	$12.54
Exercisable at end of year	1,535,718	$11.63	1,427,805	$11.74	550,299	$12.54
The following table represents changes in unvested SARs and related information as of and for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of year	147,589	$10.09	275,152	$12.54	333,334	$12.12
Granted	2,973	$12.27	768,576	$10.52	325,451	$13.18
Vested	(107,913)	$10.15	(877,506)	$11.23	(383,633)	$12.72
Forfeited	(16,686)	$10.09	(18,633)	$10.09	—	$—
Outstanding at end of year	25,963	$10.09	147,589	$10.09	275,152	$12.54

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
For the years ended December 31, 2015, 2014 and 2013 expense attributable to 401(k) plans amounted to $3.6 million, $2.5 million and $1.7 million, respectively.
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
Employee Equity Ownership Plan
The Company established the Employee Equity Ownership Plan (EEOP) effective October 15, 2013 for the benefit of employees. The EEOP is administered under the Company’s 2013 Omnibus Stock Incentive Plan and the awards thereunder are issued upon the terms and conditions and subject to the restrictions of the Company’s 2013 Omnibus Stock Incentive Plan. The EEOP provides that employees eligible to receive awards under the EEOP are any employees with titles below Assistant Vice President or any employees who are not otherwise given shares pursuant to any other Company-sponsored equity program. The Company issued 362,353 shares of restricted stock awards and units under the EEOP.

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
On November 1, 2010, the Company also issued warrants to COR Advisors LLC, an entity controlled by Steven A. Sugarman, who became a director of the Company on that date and later became President and Chief Executive Officer of the Company, to purchase up to 1,395,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to certain adjustments to the number of shares underlying the warrants as well as certain adjustments to the warrant exercise price as applicable. Subsequent to their original issuance, warrants for the right to purchase 960,000 shares of non-voting common stock were transferred to Mr. Sugarman and his spouse through a living trust, and warrants for the right to purchase 435,000 shares of non-voting common stock were transferred to Jeffrey T. Seabold, Executive Vice President and Chief Banking Officer of the Bank. These warrants vest in tranches, with each tranche being exercisable for 5 years after the tranche’s vesting date. With respect to the warrants transferred to Mr. Sugarman, 50,000 shares vested on October 1, 2011 and the remainder vested in seven equal quarterly installments beginning January 1, 2012 and ending on July 1, 2013. With respect to the warrants transferred to Mr. Seabold, 95,000 shares vested on January 1, 2011; 130,000 shares vested on each of April 1 and July 1, 2011, and 80,000 shares vested on October 1, 2011.
On December 8, 2015, Mr. Seabold exercised 95,000 of these warrants using a cashless (net) exercise, resulting in a net number of shares of non-voting common stock issued in the aggregate of 37,355. Based on automatic adjustments to the original $11.00 exercise price, the exercise price at the time of exercise was $9.04 per share. As a result of these exercises, Mr. Seabold now holds warrants for the right to purchase 340,000 shares of non-voting common stock.
Under the terms of the respective warrant agreements, the warrants are exercisable for voting common stock in lieu of non-voting common stock following the transfer of the warrants in a widely dispersed offering or in other limited circumstances. Based on automatic adjustments to the original $11.00 exercise price, the Company has determined that the exercise price for these warrants was $8.97 per share as of December 31, 2015. The terms and issuance of the foregoing warrants were approved by the Company's stockholders at a special meeting held on October 25, 2010.
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

Perpetual Preferred Stock
On June 12, 2013, in an underwritten public offering, the Company sold 1,400,000 depositary shares, each representing a 1/40th interest in a share of its 8.00 percent Non-Cumulative Perpetual Preferred Stock, Series C, par value $0.01 per share and liquidation preference of $1,000 per share, at an offering price of $25 per depositary share, for gross proceeds of $33.9 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 210,000 depositary shares to cover over-allotments, if any, at the same price, for potential additional gross proceeds of $5.1 million, which the underwriters exercised in full on July 8, 2013.
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
On April 8, 2015, the Company completed the issuance and sale of 4,000,000 depositary shares, each representing a 1/40th interest in a share of its 7.375 percent Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference of $1,000 per share (equivalent to $25 per depositary share), for gross proceeds of $96.9 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 600,000 depositary shares to cover over-allotments, which the underwriters exercised in full concurrently, resulting in additional gross proceeds of $14.5 million.
Subsequent to December 31, 2015, the Company issued 5,000,000 depositary shares, each representing 1/40th interest in a share of its 7.00 percent Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference of $1,000 per share (equivalent to $25 per depository share). See Note 26 for additional information.
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
From the first business day following the issuance of the TEUs to but excluding the third business day immediately preceding May 15, 2017, a holder of a Purchase Contract may settle its Purchase Contract early, and the Company will deliver to the holder 4.4456 shares of voting common stock. The holder also may elect to settle its Purchase Contract early in connection with a “fundamental change,” in which case the holder will receive a number of shares of voting common stock based on a fundamental change early settlement rate. The Company may elect to settle all Purchase Contracts early by delivering to each holder 5.1124 shares of voting common stock or, under certain circumstances, by delivering 4.4456 shares of voting common stock. As of December 31, 2015, a total of 1,244,743 Purchase Contracts had been settled early by their holders, resulting in the issuance by the Company of 5,533,629 shares of voting common stock. As of December 31, 2015, 135,257 Purchase Contracts remained outstanding.
Each Amortizing Note has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50 percent per annum and has a scheduled final installment payment date of May 15, 2017. On each August 15, November 15, February 15 and May 15, commencing on August 15, 2014, the Company will pay holders of Amortizing Notes equal quarterly cash installments of $1.00 per Amortizing Note (or, in the case of the installment payment due on August 15, 2014, $0.933333 per Amortizing Note) (such installments, the installment payments), which installment payments in the aggregate will be equivalent to a 8.00 percent cash distribution per year with respect to each $50.00 stated amount of TEUs. Each installment payment will constitute a payment of interest (at a rate of 7.50 percent per annum) and a partial repayment of principal on each Amortizing Note. The Company has the right to defer installment payments at any time and from time to time, subject to certain restrictions, so long as such deferral period does not extend beyond May 15, 2019. If the Company elects to settle the Purchase

Contracts early, the holders of the Amortizing Notes will have the right to require the Company to repurchase the Amortizing Notes. As of December 31, 2015 and 2014, the Amortizing Notes, net of unamortized discounts, totaled $7.5 million and $12.0 million, respectively, and were included in Long Term Debt on the Consolidated Statements of Financial Condition.
Change in Accumulated Other Comprehensive Income
The Company’s AOCI includes unrealized gain (losses) on available-for-sale investment securities and unrealized gain on cash flow hedge. Changes to AOCI are presented net of tax effect as a component of equity. Reclassifications from AOCI are recorded on the statements of operations either as a gain or loss. The following table presents changes to AOCI for the periods indicated:

	Unrealized Gain (Loss) on AFS Securities	Cash Flow Hedge	Total
	(In thousands)
Balance at December 31, 2012	$1,397	$—	$1,397
Unrealized (loss) gain arising during the period	(1,892)	226	(1,666)
Reclassification adjustment from other comprehensive income	(331)	—	(331)
Tax effect of current period changes	—	—	—
Total changes, net of taxes	(2,223)	226	(1,997)
Balance at December 31, 2013	$(826)	$226	$(600)
Unrealized gain (loss) arising during the period	$3,487	$(461)	$3,026
Reclassification adjustment from other comprehensive income	(1,183)	—	(1,183)
Tax effect of current period changes	(969)	99	(870)
Total changes, net of taxes	1,335	(362)	973
Balance at December 31, 2014	$509	$(136)	$373
Unrealized loss arising during the period	$(2,731)	$(683)	$(3,414)
Reclassification adjustment from other comprehensive income	(3,258)	918	(2,340)
Tax effect of current period changes	2,485	(99)	2,386
Total changes, net of taxes	(3,504)	136	(3,368)
Balance at December 31, 2015	$(2,995)	$—	$(2,995)

NOTE 19 – REGULATORY CAPITAL MATTERS
The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they were then subject. With respect to the Bank, prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Amount		Minimum Capital Requirements		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
December 31, 2015
Banc of California, Inc.
Total risk-based capital ratio	$635,291	11.18%	$454,515	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	608,644	10.71%	340,887	6.00%	N/A	N/A
Common equity tier 1 capital ratio	417,894	7.36%	255,665	4.50%	N/A	N/A
Tier 1 leverage ratio	608,644	8.07%	301,761	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$763,522	13.45%	$454,192	8.00%	$567,739	10.00%
Tier 1 risk-based capital ratio	725,922	12.79%	340,644	6.00%	454,192	8.00%
Common equity tier 1 capital ratio	725,922	12.79%	255,483	4.50%	369,031	6.50%
Tier 1 leverage ratio	725,922	9.64%	301,232	4.00%	376,540	5.00%
December 31, 2014
Banc of California, Inc.
Total risk-based capital ratio	$473,656	11.28%	$335,829	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	442,307	10.54%	167,914	4.00%	N/A	N/A
Tier 1 leverage ratio	442,307	8.57%	206,502	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$503,727	12.04%	$334,834	8.00%	$418,543	10.00%
Tier 1 risk-based capital ratio	472,378	11.29%	167,417	4.00%	251,126	6.00%
Tier 1 leverage ratio	472,378	9.17%	206,095	4.00%	257,619	5.00%
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

•
Permits banking organizations that are not subject to the advanced approaches rule, such as the Company and the Bank, to retain, through a one-time election, the existing treatment for most accumulated other comprehensive income, such that unrealized gains and losses on securities available-for-sale will not affect regulatory capital amounts and ratios.

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
Dividend Restrictions
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Federal banking laws and regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, in the case of the Bank, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. For the year ended December 31, 2015, the Bank had $43.2 million plus any net profits generated in 2015 available to pay dividends to the Company.

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
Computations for basic and diluted EPS are provided below:

	Year Ended December 31,
	2015			2014			2013
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
Basic:
Net income (loss)	$62,050	$22	$62,072	$29,559	$646	$30,205	$(80)	$(4)	$(84)
Less: income allocated to participating securities	(1,310)	—	(1,310)	(487)	(11)	(498)	—	—	—
Less: participating securities dividends	(713)	—	(713)	(531)	(12)	(543)	—	—	—
Less: preferred stock dividends	(9,820)	(3)	(9,823)	(3,562)	(78)	(3,640)	(2,070)	(115)	(2,185)
Net income (loss) allocated to common stockholders	$50,207	$19	$50,226	$24,979	$545	$25,524	$(2,150)	$(119)	$(2,269)
Weighted average common shares outstanding	37,033,725	12,869	37,046,594	27,444,878	599,563	28,044,441	14,481,060	805,774	15,286,834
Basic earnings (loss) per common share	$1.36	$1.36	$1.36	$0.91	$0.91	$0.91	$(0.15)	$(0.15)	$(0.15)
Diluted:
Net income (loss) allocated to common stockholders	$50,207	$19	$50,226	$24,979	$545	$25,524	$(2,150)	$(119)	$(2,269)
Additional income allocation for class B dilutive shares	(520)	520	—	(106)	106	—	—	—	—
Adjusted net income (loss) allocated to common stockholders	$49,687	$539	$50,226	$24,873	$651	$25,524	$(2,150)	$(119)	$(2,269)
Weighted average common shares outstanding	37,033,725	12,869	37,046,594	27,444,878	599,563	28,044,441	14,481,060	805,774	15,286,834
Add: Dilutive effects of restricted stock units	138,646	—	138,646	52,286	—	52,286	—	—	—
Add: Dilutive effects of purchase contracts	—	—	—	26,807	—	26,807	—	—	—
Add: Dilutive effects of stock options	30,014	—	30,014	8,692	—	8,692	—	—	—
Add: Dilutive effects of warrants	—	383,255	383,255	—	115,997	115,997	—	—	—
Average shares and dilutive common shares	37,202,385	396,124	37,598,509	27,532,663	715,560	28,248,223	14,481,060	805,774	15,286,834
Diluted earnings (loss) per common share	$1.34	$1.36	$1.34	$0.90	$0.91	$0.90	$(0.15)	$(0.15)	$(0.15)
For the years ended December 31, 2015, 2014, and 2013, there were 498,196, 658,054 and 1,560,172 stock options, respectively, and 0, 0, and 1,635,000 warrants, respectively, that were not considered in computing diluted earnings (loss) per common share, because they were anti-dilutive.

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
The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	December 31,
	2015		2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit	$40,312	$99,026	$87,517	$82,818
Unused lines of credit	6,044	508,295	20,631	295,626
Letters of credit	2,611	11,278	825	10,411
Commitments to make loans are generally made for periods of 30 days or less.
As of December 31, 2015, total forward commitments were $684.0 million. These commitments consisted of TBAs of $632.0 million and best efforts of $52.0 million. Additionally, the Company had IRLCs of $278.9 million at December 31, 2015.
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

NOTE 22 – SEGMENT REPORTING
The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company has identified four operating segments for purposes of management reporting: (i) Commercial Banking; (ii) Mortgage Banking; (iii) Financial Advisory; and (iv) Corporate/Other. Each of these four business divisions meets the criteria of an operating segment, as each segment engages in business activities from which it earns revenues and incurs expenses and its operating results are regularly reviewed by the Company’s chief operating decision-maker, the Company's President and Chief Executive Officer, to make decisions about resources to be allocated to the segment and assess its performance and for which discrete financial information is available.
The principal business of the Commercial Banking segment consists of attracting deposits and investing these funds primarily in commercial, consumer and real estate secured loans. The principal business of the Mortgage Banking segment is originating conforming SFR loans and selling these loans in the secondary market. The principal business of the Financial Advisory segment is operated by The Palisades Group and provides services of purchase, sale and management of SFR mortgage loans. The Corporate/Other segment includes the holding company. The Corporate/Other segment engages in business activities through the sale of other real estate owned and loans held at the holding company and incurs interest expense on debt as well as non-interest expense for corporate related activities. During the fourth quarter of 2015, the Company developed a measurement method to allocate centrally incurred costs to its operating segments. The Company allocates shared service costs within Commercial Banking noninterest expense, as well as Corporate/Other noninterest expense, to the respective operating segments. These allocations of centrally incurred costs resulted in a reduction of noninterest expense for Commercial Banking and Corporate/Other, in the amount of $7.1 million and $13.8 million, respectively. Additionally, these allocations resulted in an increase of noninterest expense for Mortgage Banking and Financial Advisory, in the amount of $19.3 million and $1.6 million, respectively.
The Company did not change the measurement method of prior period operating segment information, as it was not deemed practicable to do so. The following table represents the operating segments’ financial results and other key financial measures as of or for the years ended December 31, 2015, 2014, and 2013:

	As of or For the Year Ended
	Commercial Banking	Mortgage Banking	Financial Advisory	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
December 31, 2015
Net interest income	$225,869	$12,502	$—	$(14,654)	$—	$223,717
Provision for loan and lease losses	7,469	—	—	—	—	7,469
Noninterest income	65,829	144,522	15,960	—	(6,092)	220,219
Noninterest expense	183,918	143,912	10,463	—	(6,092)	332,201
Income (loss) before income taxes	$100,311	$13,112	$5,497	$(14,654)	$—	$104,266
Total assets	$7,785,887	$445,509	$11,865	$157,944	$(165,650)	$8,235,555
December 31, 2014
Net interest income	$154,322	$8,455	$—	$(7,500)	$—	$155,277
Provision for loan and lease losses	10,976	—	—	—	—	10,976
Noninterest income	34,122	98,322	19,697	217	(6,721)	145,637
Noninterest expense	150,539	96,103	11,071	12,480	(6,721)	263,472
Income (loss) before income taxes	$26,929	$10,674	$8,626	$(19,763)	$—	$26,466
Total assets	$5,648,986	$309,241	$14,957	$60,593	$(62,480)	$5,971,297
December 31, 2013
Net interest income	$96,222	$7,792	$—	$(6,785)	$—	$97,229
Provision for loan and lease losses	7,963	—	—	—	—	7,963
Noninterest income	26,740	69,687	2,832	5	(2,521)	96,743
Noninterest expense	88,449	76,210	2,339	13,624	(2,521)	178,101
Income (loss) before income taxes	$26,550	$1,269	$493	$(20,404)	$—	$7,908
Total assets	$3,395,793	$222,269	$2,876	$33,974	$(27,050)	$3,627,862

NOTE 23 – PARENT COMPANY FINANCIAL STATEMENTS
The parent company only condensed statements of financial condition as of December 31, 2015 and 2014, and the related condensed statements of operations and condensed statements of cash flows for the years ended December 31, 2015, 2014, and 2013 are presented below:
Condensed Statements of Financial Condition

	December 31,
	2015	2014
	(In thousands)
ASSETS
Cash and cash equivalents	$149,541	$31,362
FHLB and other bank stock	78	78
Loans and leases receivable	626	635
Other assets	13,087	35,222
Investment in subsidiaries	776,986	541,050
Total assets	$940,318	$608,347
LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable, net	261,876	93,569
Accrued expenses and other liabilities	26,037	11,463
Stockholders’ equity	652,405	503,315
Total liabilities and stockholders’ equity	$940,318	$608,347
Condensed Statements of Operations

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income
Dividends from subsidiaries	$8,500	$—	$—
Interest income on loans	5	361	159
Gain on sale of loans	—	209	—
Other operating income	—	8	5
Total income	8,505	578	164
Expenses
Interest expense for notes payable	14,659	7,861	6,941
Other operating expense	13,810	12,478	14,015
Total expenses	28,469	20,339	20,956
Loss before income taxes and equity in undistributed earnings of subsidiaries	(19,964)	(19,761)	(20,792)
Income tax (benefit) expense	(8,431)	(18,226)	20
Loss before equity in undistributed earnings of subsidiaries	(11,533)	(1,535)	(20,812)
Equity in undistributed earnings of subsidiaries	73,605	31,740	20,728
Net income (loss)	$62,072	$30,205	$(84)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$62,072	$30,205	$(84)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Equity in undistributed earnings of subsidiaries	(73,605)	(31,740)	(20,728)
Stock option compensation expense	336	260	121
Stock award compensation expense	2,635	1,824	806
Stock appreciation right expense	202	1,889	1,072
Amortization of debt issuance cost	727	686	385
Net gain on sale of loans	—	(209)	—
Amortization of premiums and discounts on purchased loans	—	(298)	—
Deferred income tax (benefit) expense	(3,575)	(1,298)	—
Net change in other assets and liabilities	37,515	(26,471)	8,601
Net cash provided by (used in) operating activities	26,307	(25,152)	(9,827)
Cash flows from investing activities:
Loan purchases from bank and principal collections, net	9	568	(6,043)
Proceeds from sale of loans held-for-investment	—	5,347	—
Capital contribution to bank subsidiary	(160,000)	(127,000)	(81,000)
Capital contribution to non-bank subsidiary	—	—	(100)
Investment in acquired business	—	—	(29,465)
Net cash used in investing activities	(159,991)	(121,085)	(116,608)
Cash flows from financing activities:
Net proceeds from issuance of long term debt	172,304	—	—
Net proceeds from issuance of tangible equity units	—	64,959	—
Net proceeds from issuance of common stock	—	103,656	67,792
Net proceeds from issuance of preferred stock	110,873	—	37,943
Payment of Amortizing Debt	(4,715)	(2,157)	—
Purchase of treasury stock	—	(280)	(5,005)
Proceeds from exercise of stock options	501	993	540
Dividends paid on stock appreciation rights	(699)	(471)	—
Dividends paid on common stock	(16,955)	(10,669)	(6,736)
Dividends paid on preferred stock	(9,446)	(3,652)	(2,185)
Net cash provided by financing activities	251,863	152,379	92,349
Net change in cash and cash equivalents	118,179	6,142	(34,086)
Cash and cash equivalents at beginning of year	31,362	25,220	59,306
Cash and cash equivalents at end of year	$149,541	$31,362	$25,220

NOTE 24 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table presents the unaudited quarterly results for the periods indicated:

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	($ in thousands, except per share data)
2015
Interest income	$60,780	$64,844	$66,515	$74,199
Interest expense	8,783	10,740	10,965	12,133
Net interest income	51,997	54,104	55,550	62,066
Provision for loan losses	—	5,474	735	1,260
Noninterest income	45,980	66,693	50,727	56,819
Noninterest expense	75,879	87,920	81,743	86,659
Income before income tax	22,098	27,403	23,799	30,966
Income tax expense	9,524	11,479	9,263	11,928
Net income	12,574	15,924	14,536	19,038
Dividends on preferred stock	910	2,843	3,040	3,030
Net income available to common stockholders	$11,664	$13,081	$11,496	$16,008
Basic earnings per common share	$0.30	$0.33	$0.29	$0.40
Diluted earnings per common share	$0.29	$0.32	$0.29	$0.39
Basic earnings per class B common share	$0.30	$0.33	$0.29	$0.40
Diluted earnings per class B common share	$0.30	$0.33	$0.29	$0.40
2014
Interest income	$42,776	$43,634	$46,649	$55,080
Interest expense	7,591	8,059	8,463	8,749
Net interest income	35,185	35,575	38,186	46,331
Provision for loan losses	1,929	2,108	2,780	4,159
Noninterest income	25,278	35,372	44,098	40,889
Noninterest expense	57,594	60,304	67,354	78,220
Income before income tax	940	8,535	12,150	4,841
Income tax expense (benefit)	191	436	903	(5,269)
Net income	749	8,099	11,247	10,110
Dividends on preferred stock	910	910	910	910
Net (loss) income available to common stockholders	$(161)	$7,189	$10,337	$9,200
Basic (loss) earnings per common share	$(0.01)	$0.27	$0.31	$0.25
Diluted (loss) earnings per common share	$(0.01)	$0.27	$0.31	$0.25
Basic (loss) earnings per class B common share	$(0.01)	$0.27	$0.31	$0.25
Diluted (loss) earnings per class B common share	$(0.01)	$0.25	$0.31	$0.25

NOTE 25 – RELATED-PARTY TRANSACTIONS
General. The Bank has granted loans to certain officers and directors and their related interests. Loans outstanding to officers and directors and their related interests amounted to $236 thousand and $200 thousand at December 31, 2015 and 2014, respectively, each of which were performing in accordance with their respective terms. These loans are made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. The Bank has an Employee Loan Program (the Program) which is available to all employees and offers executive officers, directors and principal stockholders that meet the eligibility requirements the opportunity to participate on the same terms as employees generally, provided that any loan to an executive officer, director or principal stockholder must be approved by the Bank’s Board of Directors. The sole benefit provided under the Program is a reduction in loan fees.
Deposits from principal officers, directors, and their related interests amounted to $2.5 million and $4.5 million at December 31, 2015 and 2014, respectively.
Underwriting Services. Keefe, Bruyette & Woods, Inc., a Stifel company, acted as an underwriter of public offerings of the Company’s securities in 2015 and 2014. Halle J. Benett, a director of the Company and the Bank, is employed as a Managing Director and Head of the Diversified Financials Group at Keefe, Bruyette & Woods, Inc. The details of these underwritten public offerings are as follows:

•
On February 8, 2016, the Company issued and sold 5,000,000 depositary shares (Series E Depositary Shares) each representing a 1/40th ownership interest in a share of 7.00 percent Non-Cumulative Perpetual Preferred Stock, Series E, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share).  Pursuant to an underwriting agreement entered into with the Company for that offering on February 1, 2016, Keefe, Bruyette & Woods, Inc. received gross underwriting fees and commission from the Company of approximately $944 thousand (less expenses, the amount was $849 thousand). See Note 26 for additional information.

•
On April 8, 2015, the Company issued and sold 4,600,000 depositary shares (Series D Depositary Shares) each representing 1/40th ownership interest in a share of 7.375 percent Non-Cumulative Perpetual Preferred Stock, Series D, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Pursuant to an underwriting agreement entered into with the Company for that offering on March 31, 2015, Keefe, Bruyette & Woods, Inc. received gross underwriting fees and commissions from the Company of approximately $590 thousand (less expenses, the amount was $515 thousand).

•
On April 6, 2015, the Company issued and sold $175.0 million aggregate principal amount of its 5.25 percent Senior Notes due April 15, 2025. Pursuant to a purchase agreement entered into with the Company for that offering on March 31, 2015, Keefe, Bruyette & Woods, Inc. received gross underwriting fees and commissions from the Company of approximately $263 thousand (less expenses, the amount was $221 thousand).

•
On May 21, 2014, the Company issued and sold 5,922,500 shares of its voting common stock. Pursuant to an underwriting agreement with the Company entered into on May 15, 2014 for that offering, Keefe, Bruyette & Woods, Inc. received gross underwriting fees and commissions from the Company of approximately $521 thousand (less expenses, the amount was $481 thousand).

TCW Affiliates. TCW Shared Opportunity Fund V, L.P. (SHOP V Fund), an affiliate of The TCW Group, Inc., initially became a holder of the Company’s voting common stock and non-voting common stock as a lead investor in the November 2010 recapitalization of the Company (the Recapitalization). In connection with its investment in the Recapitalization, SHOP V Fund also was issued by the Company an immediately exercisable five-year warrant (the SHOP V Fund Warrant) to purchase 240,000 shares of non-voting common stock or, to the extent provided therein, shares of voting common stock in lieu of non-voting common stock. SHOP V Fund was issued shares of non-voting common stock in the Recapitalization because at that time, a controlling interest in TCW Asset Management Company, the investment manager to SHOP V Fund, was held by a foreign banking organization, and in order to prevent SHOP V Fund from being considered a bank holding company under the Bank Holding Company Act of 1956, as amended, the number of shares of voting common stock it purchased in the Recapitalization had to be limited to 4.99 percent of the total number of shares of voting common stock outstanding immediately following the Recapitalization. For the same reason, the SHOP V Fund Warrant could be exercised by SHOP V Fund for voting common stock in lieu of non-voting common stock only to the extent SHOP V Fund's percentage ownership of the voting common stock at the time of exercise would be less than 4.99 percent as a result of dilution occurring from additional issuances of voting common stock subsequent to the Recapitalization.

In 2013, the foreign banking organization sold its controlling interest in TCW Asset Management Company, eliminating the need to limit SHOP V Fund's percentage ownership of the voting common stock to 4.99 percent. As a result, on May 29, 2013, the Company and SHOP V Fund entered into a Common Stock Share Exchange Agreement, dated May 29, 2013 (Exchange Agreement), pursuant to which SHOP V Fund could from time to time exchange its shares of non-voting common stock for shares of voting common stock issued by the Company on a share-for-share basis, provided that immediately following any such exchange, SHOP V Fund's percentage ownership of voting common stock did not exceed 9.99 percent. The shares of non-voting common stock that could be exchanged by SHOP V Fund pursuant to the Exchange Agreement included the shares of non-voting common stock it purchased in the Recapitalization, the additional shares of non-voting common stock SHOP V Fund acquired subsequent to the Recapitalization pursuant to the Company’s Dividend Reinvestment Plan and any additional shares of non-voting common stock that SHOP V Fund acquired pursuant to its exercise of the SHOP V Fund Warrant.
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
Based on a Schedule 13-G amendment filed with the SEC on February 12, 2015, as of December 31, 2014, The TCW Group, Inc. and its affiliates held 1,318,462 shares of voting common stock (which included, for purposes of the calculation, the 240,000 shares of stock underlying the as yet unexercised SHOP V Fund Warrant). On June 3, 2013, January 5, 2015, January 20, 2015, and March 16, 2015, SHOP V Fund or CSSF Legacy V or CSSF Investor Group exchanged 550,000 shares, 522,564 shares, 86,620 shares, and 934 shares, respectively, of non-voting common stock for the same number of shares of voting common stock. In addition, on August 3, 2015, the SHOP V Fund Warrant, which was held in separate portions by CSSF Legacy V and CSSF Investor Group, was exercised in full using a cashless (net) exercise, resulting in a net number of shares of non-voting common stock issued in the aggregate of 70,690, which were immediately thereafter exchanged for an aggregate of 70,690 shares of voting common stock. Based on automatic adjustments to the original $11.00 exercise price of the SHOP V Fund Warrant, the exercise price at the time of exercise was $9.13 per share. As a result of these exchanges and exercises The TCW Group, Inc. and its affiliates no longer hold any shares of non-voting common stock or warrants to acquire stock. Based on TCW Group's prior report of owning 1,318,462 shares of the Company’s voting common stock, TCW Group, Inc. would have owned 3.5 percent of the Company’s outstanding voting common stock as of December 31, 2015.
Oaktree Affiliates. As reported in a Schedule 13-G filed with the SEC on January 16, 2015, OCM BOCA Investor, LLC (OCM), an affiliate of Oaktree Capital Management, L.P., owned 3,288,947 shares of the Company’s voting common stock as of November 7, 2014, which OCM reported represented 9.9 percent of the Company’s total shares outstanding as of the dates set forth in the Schedule 13-G. For the details of the transaction in which OCM acquired these shares, see “Securities Purchase Agreement with Oaktree.” However, as reported in a Schedule 13-G amendment filed with the SEC on February 12, 2016 OCM and its affiliates owned 958,296 shares of the Company’s voting common stock as of December 31, 2015, which OCM reported represented less than 5 percent of the Company’s total shares outstanding.
Loans. Effective September 30, 2015, the Bank provides a $15.0 million committed revolving line of credit to Teleios LS Holdings DE, LLC and Teleios LS Holdings II DE, LLC (Teleios), which generate income through the purchase, monitoring, maintenance and maturity of life insurance policies. The Teleios entities are hedge funds in which Oaktree Capital Management L.P. or one of its affiliates is a controlling investor.
Advances under the Teleios line of credit are secured by life insurance policies purchased by Teleios that have a market value in excess of the balance of the advances under the line of credit. As of December 31, 2015, outstanding advances by the Bank (and the largest aggregate amount outstanding) under the Teleios line of credit were $3.6 million. Interest on the outstanding balance under the Teleios line of credit accrues at the Prime Rate plus a margin. During the year ended December 31, 2015, no principal and $14 thousand in interest was paid by Teleios on the line of credit to the Bank.
Effective June 26, 2015, the Bank provides a $35.0 million committed revolving repurchase facility (the Sabal repurchase facility) to Sabal TL1, LLC, a Delaware limited liability company, with a maximum funding amount of $40.0 million in certain situations. At the time the facility was executed, Sabal TL1, LLC was controlled by an affiliate of Oaktree Capital Management, L.P. Under the Sabal repurchase facility, commercial mortgage loans originated by Sabal are purchased from Sabal by the Bank, together with a simultaneous agreement by Sabal to repurchase the commercial mortgage loans from the Bank at a future date. The advances under the Sabal repurchase facility are secured by commercial mortgage loans that have a market value in excess of the balance of the advances under the facility. During the year ended December 31, 2015, the largest aggregate amount of principal outstanding under the Sabal repurchase facility (and the amount outstanding as of December 31, 2015) was $26.3 million. Interest on the outstanding balance under the Sabal repurchase facility accrues at the six month LIBOR rate plus a margin. $105.0 million in principal and $252 thousand in interest was paid by Sabal on the facility to the Bank during the year ended December 31, 2015.
Securities Purchase Agreement. As noted above, as reported in a Schedule 13-G filed with the SEC on January 16, 2015, OCM owned 3,288,947 shares of the Company’s voting common stock. OCM purchased these shares from the Company on November 7, 2014 at a price of $9.78 per share pursuant to a securities purchase agreement entered into on April 22, 2014 (and amended on October 28, 2014) in order for the Company to raise a portion of the capital to be used to finance the acquisition of select assets and assumption of certain liabilities by the Bank from Banco Popular North America (BPNA) comprising BPNA’S network of 20 California branches (the BPNA Branch Acquisition), which was completed on November 8, 2014. In consideration for its commitment under the securities purchase agreement, OCM was paid at closing an equity support payment from the Company of $1.6 million.
Management Services. Approximately nine months before OCM became a stockholder of the Company, The Palisades Group, LLC (The Palisades Group) and certain affiliates of Oaktree Capital Management, L.P. (collectively, the Oaktree Funds) entered into a management agreement, effective as of January 30, 2014, as amended (the Management Agreement), pursuant to which The Palisades Group serves as the credit manager of pools of single family residential mortgage loans held in securitization trusts or other vehicles beneficially owned by the Oaktree Funds. Under the Management Agreement, The Palisades Group is paid a monthly management fee primarily based on the amount of certain designated pool assets and may earn additional fees for advice related to financing opportunities. During the year ended December 31, 2015 and 2014, the Oaktree Funds paid The Palisades Group $5.1 million and $5.3 million as management fees, respectively, which in some instances represents fees for partial year services. In addition to the Management Agreement, the Bank may from time to time in the future enter into lending transactions with portfolio companies of investment funds managed by Oaktree Capital Management, L.P.
Patriot Affiliates. As reported in a Schedule 13-D amendment filed with the SEC on November 10, 2014, Patriot Financial Partners, L.P and Patriot Financial Partners Parallel, L.P. (Patriot) owned 3,100,564 shares of the Company’s voting common stock as of November 7, 2014, which Patriot reported represented 9.3 percent of the Company’s outstanding voting common stock as of that date. For the details of the transaction in which Patriot acquired certain of these shares, see “Securities Purchase Agreement with Patriot.” Based on Patriot's prior report of owning 3,100,564 shares, Patriot owned 8.2 percent of the Company’s outstanding voting common stock as of December 31, 2015.
Bank Owned Life Insurance. On July 14, 2015, the Bank made a $50.0 million investment in Bank Owned Life Insurance (BOLI) and on September 15, 2015, the Bank made an additional $30.0 million investment in BOLI, with the BOLI being issued by Northwestern Mutual Life Insurance Company (Northwestern), which is rated AAA by Fitch Ratings, Aaa by Moody's and AA+ by Standard and Poor’s. With respect to these BOLI investments, the Bank’s BOLI vendor and a provider of certain compliance, accounting and management services related to the BOLI is BFS Financial Services Group (BFS Group), which was referred to the Bank by Kirk Wycoff, a principal of Patriot. Mr. Wycoff’s son, Jordan Wycoff, is employed as a regional director with BFS Group. As long as BFS Group is the broker of record for BOLI purchased from and issued by Northwestern, then the services BFS Group provides to the Bank are given free of charge, although BFS Group receives remuneration from Northwestern for the BOLI the Bank purchases that are issued by Northwestern.
The BOLI is a single premium purchase life insurance policy on the lives of a group of designated employees. The Bank is the owner of the policy and beneficiary of the policy. As of the year ended December 31, 2015, the Bank owned $100.2 million in BOLI or approximately 13.8 percent of the Bank's Tier 1 Capital at December 31, 2015. Pursuant to guidelines of the OCC, BOLI holdings by a financial institution must not exceed 25 percent of Tier 1 capital.
Securities Purchase Agreement. As noted above, as reported in a Schedule 13-D amendment filed on November 10, 2014 with the SEC, Patriot owned 3,100,564 shares of the Company’s voting common stock as of November 7, 2014, which Patriot reported represented 9.3 percent of the Company’s total shares outstanding as of the dates set forth in the Schedule 13-D. On April 22, 2014, the Company entered into a Securities Purchase Agreement (Patriot SPA) with Patriot to raise a portion of the capital to be used to finance the BPNA Branch Acquisition. The Patriot SPA was due to expire by its terms on October 31, 2014. Prior to such expiration, the Company and Patriot Financial Partners, L.P., Patriot Financial Partners Parallel, L.P., Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P.

(together referred to as Patriot Partners) entered into a Securities Purchase Agreement, dated as of October 30, 2014 (New Patriot SPA). Pursuant to the New Patriot SPA, substantially concurrently with the BPNA Branch Acquisition, Patriot Partners purchased from the Company (i) 1,076,000 shares of its voting common stock at a price of $9.78 per share and (ii) 824,000 shares of its voting common stock at a price of $11.55 per share, for an aggregate purchase price of $20.0 million. In consideration for Patriot’s commitment under the New SPA and pursuant the terms of the New SPA, on the closing of the sale of such shares on November 7, 2014, the Company paid Patriot an equity support payment of $538 thousand and also reimbursed Patriot $100 thousand in out-of-pocket expenses.
On October 30, 2014, concurrent with the execution of the New Patriot SPA, Patriot and the Company entered into a Settlement Agreement and Release (the Settlement Agreement) in order to resolve, without admission of any wrongdoing by either party, a prior dispute regarding, among other things, the proper interpretation of certain provisions of the SPA, including but not limited to the computation of the purchase price per share (the Dispute). Pursuant to the Settlement Agreement, Patriot and the Company released any claims they may have had against the other party with respect to the Dispute. In addition, Patriot and the Company agreed for the period beginning on the date of the Settlement Agreement and ending on December 31, 2016, that neither Patriot nor the Company would disparage the other party or its affiliates.
During the period beginning on the date of the Settlement Agreement and ending on December 31, 2016, Patriot also agreed not to:

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

St. Cloud Affiliates. On November 24, 2014, the Bank invested as a limited partner in an affiliate of St. Cloud Capital LLC (St. Cloud). Based on a Schedule 13-G amendment filed with the SEC on February 14, 2012, St. Cloud holds 700,538 shares of the Company’s voting common stock (approximately 1.8 percent of the Company's outstanding shares as of December 31, 2015). The affiliate is St. Cloud Capital Partners III SBIC, LP (the Partnership), which applied for a license granted by the U.S. Small Business Administration to operate as a debenture Small Business Investment Company (SBIC) under the Small Business Investment Act of 1958 and the regulations promulgated thereunder. The Community Reinvestment Act of 1977 expressly identifies an investment by a bank in an SBIC as a type of investment that is presumed by the regulatory agencies to promote economic development. The Boards of Directors of the Company and the Bank approved the Bank’s investment. The Bank has agreed to invest a minimum of $5.0 million, but up to $7.5 million as long as the Bank’s limited partnership interest in the Partnership remains under 9.9 percent.

Other affiliated funds of St. Cloud have previously invested in CORSHI, of which Steven A. Sugarman (the Chairman, President and Chief Executive Officer of the Company and the Bank) is the Chief Executive Officer as well as a controlling stockholder (both directly and indirectly). St. Cloud Capital Partners III SBIC, LP has provided oral representations to the Bank that the Partnership will not make any investments in COR Securities Holdings, Inc.
Consulting Services to the Company. On May 15, 2014, the disinterested members of the Board of Directors of the Company approved a strategic advisor agreement with Chrisman & Co. pursuant to which Chrisman & Co. would provide strategic advisory services for the Company. Timothy Chrisman, who retired from the Company’s Board on May 15, 2014 upon the expiration of the term of his directorship after the Company’s 2014 annual meeting of stockholders, is the Chief Executive Officer and founding principal of Chrisman & Co. The term of the strategic advisor agreement was for a period of one year, which ended on May 15, 2015. For services performed during the term of the agreement, a fixed annual advisory fee of $200 thousand was paid to Chrisman & Co. during the year ended December 31, 2014 and no additional fees were paid during the year ended December 31, 2015.
Consulting Services to The Palisades Group. The Company acquired The Palisades Group on September 16, 2013. Effective as of July 1, 2013, prior to the Company’s acquisition of The Palisades Group, The Palisades Group entered into a consulting agreement with Jason Sugarman, the brother of the Company’s and the Bank’s Chairman, President and Chief Executive Officer, Steven A. Sugarman. Jason Sugarman provides advisory services to financial institutions and other institutional clients related to investments in residential mortgages, real estate and real estate related assets and The Palisades Group entered into the consulting agreement with Jason Sugarman to provide these types of services. The consulting agreement is for a term of 5 years, with a minimum payment of $30 thousand owed at the end of each quarter (or $600 thousand in aggregate quarterly payments over the five-year term of the agreement). These payments do not include any bonuses that may be earned under the agreement. For the years ended December 31, 2015, 2014 and 2013 base and bonus amounts earned by Jason Sugarman under the consulting agreement totaled $30 thousand, $1.2 million, and $121 thousand, respectively. Effective as of March 26, 2015, the bonus amount earned by Jason Sugarman for consulting services he provided during the year ended December 31, 2014 was credited in satisfaction and full discharge of all then currently accrued but unpaid quarterly payments as well as any future quarterly payments specified under the consulting agreement, but not against any future bonuses that he may earn under the consulting agreement. The consulting agreement may be terminated at any time by either The Palisades Group or Jason Sugarman upon 30 days prior written notice. The consulting agreement with Jason Sugarman was later reviewed as a related party transaction and approved by the Compensation, Nominating and Corporate Governance Committee and approved by the disinterested directors of the Board.
Lease Payment Reimbursements for The Palisades Group. At the time it was acquired by the Company on September 16, 2013, The Palisades Group occupied premises in Santa Monica, California leased by COR Securities Holding, Inc. (CORSHI). Steven A. Sugarman, the Chairman, President and Chief Executive Officer of the Company and the Bank, is the Chief Executive Officer, as well as a controlling stockholder (both directly and indirectly), of CORSHI. In light of the benefit received by The Palisades Group of its occupancy of the Santa Monica premises, the disinterested directors of the Company’s Board ratified reimbursement to CORSHI for rental payments made for the Santa Monica premises for the period from September 16, 2013 through June 27, 2014, the last date The Palisades Group occupied the premises. The Palisades Group negotiated with an unaffiliated third party a lease for new premises and occupied those premises on June 27, 2014.
The aggregate amount of rent payments reimbursed to CORSHI from September 16, 2013 through December 30, 2013 were $40 thousand. In addition, the Company reimbursed CORSHI for a $34 thousand security deposit and The Palisades Group, in turn, reimbursed the Company for this cost. For the period from January 1, 2014 through June 27, 2014, CORSHI granted The Palisades Group a rent abatement equal to the $34 thousand security deposit and, combined with additional payments, The Palisades Group paid leasing costs totaling $58 thousand to CORSHI for that same time period. The Compensation, Nominating and Corporate Governance Committee of the Board monitored all the reimbursement costs and reviewed the aggregate reimbursement costs.
CS Financial Acquisition. Effective October 31, 2013, the Company acquired CS Financial, which was controlled by Jeffrey T. Seabold (who is currently employed as Executive Vice President, Chief Banking Officer and previously served as a director of the Company and the Bank) and in which certain relatives of Steven A. Sugarman (the Chairman, President and Chief Executive Officer of the Company and the Bank) directly or through their affiliated entities also owned certain minority, non-controlling interests.
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
Subject to the terms and conditions set forth in the Merger Agreement, which was approved by the Board of Directors of each of the Company, the Bank and CS Financial, at the effective time of the Merger, the outstanding shares of common stock of CS Financial were converted into the right to receive in the aggregate: (i) upon the closing of the Merger, (a) 173,791 shares (Closing Date Shares) of voting common stock, par value $0.01 per share, of the Company, and (b) $1.5 million in cash and $3.2 million in the form of a noninterest-bearing note issued by the Company to Mr. Seabold that was due and paid by the Company on January 2, 2014; and (i) upon the achievement of certain performance targets by the Bank’s lending activities following the closing of the Merger that are set forth in the Merger Agreement, up to 92,781 shares (Performance Shares) of voting common stock ((i) and (ii), together, Merger Consideration).
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

NOTE 26 – SUBSEQUENT EVENTS
On January 22, 2016, the Company dissolved PTB Property Holding, LLC (PTB). PTB was a California Limited Liability Company formed in 2014 with its sole managing member being that of the Company to hold the transfer of real estate, cash, and fixed income securities.
On February 8, 2016, the Company completed the issuance and sale, in an underwritten public offering, of 5,000,000 depositary shares, each representing a 1/40th interest in a share of its 7.00 percent Non-Cumulative Perpetual Preferred Stock, Series E (with 125,000 shares of Series E Non-Cumulative Perpetual Preferred Stock issued), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share), for gross proceeds of $121.1 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 750,000 depositary shares to cover over-allotments, if any, at the same price, for potential additional gross proceeds of $18.2 million.
Management has evaluated subsequent events through the date of issuance of the financial data included herein. Other than the events discussed above, there have been no subsequent events occurred during such period that would require disclosure in this report or would be required to be recognized in the Consolidated Financial Statements as of December 31, 2015.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of December 31, 2015 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management and Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2015 the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework (2013).
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm.

/s/ Steven A. Sugarman	/s/ James J. McKinney
Steven A. Sugarman Chairman, President and Chief Executive Officer	James J. McKinney Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Banc of California, Inc.:
We have audited Banc of California, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Banc of California, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Banc of California, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Banc of California, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 18, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP
Irvine, California
February 18, 2016

Item 9B. Other Information
None

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers. The information concerning directors and executive officers of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
Audit Committee Financial Expert. Information concerning the audit committee of the Company’s Board of Directors required by this item, including information regarding the audit committee financial experts serving on the audit committee, is incorporated herein by reference from the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, except for information contained under the heading “Report of the Audit Committee,” a copy of which will be filed not later than 120 days after the close of the fiscal year.
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
Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
Nomination Procedures. There have been changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors, including, among others, (i) additional disclosure requirements by stockholders proposing business or submitting nominees at annual or special meetings of stockholders and (ii),changes made to the advance-notice period for stockholder proposals and nominations, (a) first modified on October 28, 2014 from 90-120 days prior to the first anniversary of the preceding year’s annual meeting to 120-150 days prior to the first anniversary of the preceding year’s annual meeting and (b) most recently modified on February 24, 2015 from 120-150 days prior to the first anniversary of the preceding year’s annual meeting to 150-180 days prior to the first anniversary of the preceding year’s annual meeting. The complete nomination procedure is set forth in the Company’s Fourth Amended and Restated Bylaws, a copy of which was filed as an exhibit to the Company's Current Report on Form 8-K filed on October 2, 2015.

Item 11. Executive Compensation
The information concerning compensation and other matters required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, except for information contained under the headings “Compensation Committee report on Executive Compensation” a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.
The following table summarizes our equity compensation plans as of December 31, 2015:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of Securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	3,822,560	$11.02	2,171,553
Equity compensation plans not approved by security holders	—	$—	—

(1)	The exercise price of included warrants to purchase 1,300,000 shares of non-voting common stock is subject to certain adjustments.

(2)
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

Item 13. Certain Relationships and Related Transactions and Director Independence
Information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Principal Accountant Fees and Services
Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders, a copy of which will be filed no later than 120 days after the close of the fiscal year.

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
(y)

2.7	Purchase and Assumption Agreement, dated as of April 22, 2014, by and between Banco Popular North America and Banc of California, National Association	(aa)

3.1	Articles of Incorporation of the Registrant	(d)

3.2	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(e)

3.3	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Senior Non-Cumulative Perpetual Preferred Stock, Series A	(f)

3.4	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(g)

3.5	Articles of Amendment to Articles Supplementary to the Charter of the Registrant containing the terms of the Registrant’s Class B Non-Voting Common Stock	(h)

3.6	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 8.00% Non-Cumulative Perpetual Preferred Stock, Series C	(o)

3.7	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s Non-Cumulative Perpetual Preferred Stock, Series B	(p)

3.8	Articles of Amendment to the Charter of the Registrant changing the Registrant’s name	(q)

3.9	Articles of Amendment to the Charter of the Registrant increasing the authorized capital stock of the Registrant	(bb)

3.10	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 7.375% Non-Cumulative Perpetual Preferred Stock, Series D	(mm)

3.11	Bylaws of the Registrant	(ii)

3.12	Articles supplementary to the Charter of the Registrant containing the terms of the Registrant’s 7.00% Non-Cumulative Perpetual Preferred Stock, Series E	(rr)

4.2	Warrant to purchase up to 1,395,000 shares of the Registrant common stock originally issued on November 1, 2010	(g)

4.3	Senior Debt Securities Indenture, dated as of April 23, 2012, between the Registrant and U.S. Bank National Association, as Trustee	(l)

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

4.11
Deposit Agreement, dated as of February 8, 2016, among the Registrant, Computershare Inc. and Computershare Trust Company, N.A., collectively as Depositary, and the holders from time to time of the depositary receipts described therein.
(rr)

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
(i)

10.3	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	(i)

10.3A	First Amendment to Employment Agreement, dated January 1, 2016, by and between the Registrant and John C. Grosvenor	10.3A

10.4	Employment Agreement, dated as of November 5, 2012, by and among the Registrant and Ronald J. Nicolas, Jr.	(i)

10.4A	Separation and Settlement Agreement, dated as of August 12, 2015, by and between the Registrant and Ronald J. Nicolas, Jr.	(qq)

10.5	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	(cc)

10.5A	First Amendment to Employment Agreement, dated as of January 1, 2016 by and between Registrant and Hugh F. Boyle	10.5A

10.6	Registrant’s 2011 Omnibus Incentive Plan	(j)

10.7A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(m)

10.7B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(m)

10.7C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(m)

10.8	Registrant’s 2003 Stock Option and Incentive Plan	(k)

10.9	Registrant’s 2003 Recognition and Retention Plan	(k)

10.10	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between the Registrant and the Secretary of the United States Treasury	(f)

10.11	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(n)

10.12	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey T. Seabold	(z)

10.12A	Amended and Restated Employment Agreement, effective as of April 1, 2015, by and among Banc of California, National Association, and Jeffrey T. Seabold	(kk)

10.12B	First Amendment to Amended and Restated Employment Agreement, dated effective as of January 1, 2016, by between Banc of California, National Association and Jeffrey T. Seabold	10.12B

10.13	Registrant’s 2013 Omnibus Stock Incentive Plan	(r)

10.13A	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	(dd)

10.13E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	(dd)

10.13F	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(gg)

10.13G	Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(gg)

10.13H	Form of Performance Unit Agreement under 2013 Omnibus Stock Incentive Plan	(kk)

10.13I	Form of Performance-Based Incentive Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	(kk)

10.13J	Form of Performance-Based Non-Qualified Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	(kk)

10.13K	Form of Performance-Based Restricted Stock Agreement under the 2013 Omnibus Stock Incentive Plan.	(kk)

10.14	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Offices, dated as of May 31, 2013, between Pacific Trust Bank and AmericanWest Bank	(t)

10.15	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	(u)

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
(hh)

10.20	Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(nn)

10.21	Amendment to Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(oo)

10.22	Employment Agreement, dated as of July 29, 2015, by and among the Registrant and James J. McKinney	(pp)

10.23	Agreement of Purchase and Sale, dated as of October 2, 2015, by and between The Realty Associates Fund IX, L.P. and Banc of California, National Association	(ii)

10.24	Employment Agreement, dated as of January 6, 2014, by and among Banc of California, National Association and J. Francisco A. Turner	10.24

10.25	Form Director and Executive Officer Indemnification Agreement	10.25

11.0	Statement regarding computation of per share earnings	(ss)

12.0	Statement regarding ratio of earnings to combined fixed charges	12.0

18.0	Letter regarding change in accounting principles	None

21.0	Subsidiaries of the Registrant	21.0

22.0	Published report regarding matters submitted to vote of security holders	None

23.0	Consent of KPMG LLP	23.0

24.0	Power of Attorney	(tt)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)	31.2

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.

(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference.

(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.

(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.

(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.

(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference.

(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.

(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference.

(i)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(j)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(k)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(l)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(m)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(n)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.

(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 17, 2013 and incorporated herein by reference.

(r)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(s)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.

(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.

(w)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(x)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference.

(y)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(z)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(aa)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference.

(cc)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(dd)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(ee)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(ff)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(gg)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(hh)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

(ii)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 2, 2015 and incorporated herein by reference.

(jj)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(kk)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

(ll)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

(mm)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.

(nn)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 28, 2015 and incorporated herein by reference.

(oo)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 16, 2015 and incorporated herein by reference.

(pp)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference.

(qq)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on August 12, 2015 and incorporated herein by reference.

(rr)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2016 and incorporated herein by reference.

(ss)	Refer to Note 20 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

(tt)	Included on signatory pages of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, and hereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date: February 18, 2016	/s/ Steven A. Sugarman
Steven A. Sugarman
Chairman/President/Chief Executive Officer
(Duly Authorized Representative)
POWER OF ATTORNEY
We, the undersigned officers and directors of BANC OF CALIFORNIA, INC., hereby severally and individually constitute and appoint Steven A. Sugarman and James J. McKinney, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2016	/s/ Steven A. Sugarman
Steven A. Sugarman
Chairman/President/Chief Executive Officer
(Principal Executive Officer)

Date: February 18, 2016	/s/ James J. McKinney
James J. McKinney
Executive Vice President/Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 18, 2016	/s/ Chad T. Brownstein
Chad T. Brownstein, Director

Date: February 18, 2016	/s/ Robert Sznewajs
Robert Sznewajs, Director

Date: February 18, 2016	/s/ Eric Holoman
Eric Holoman, Director

Date: February 18, 2016	/s/ Jeffrey Karish
Jeffrey Karish, Director

Date: February 18, 2016	/s/ Jonah Schnel
Jonah Schnel, Director

Date: February 18, 2016	/s/ Halle Benett
Halle Benett, Director