Form 10-Q
period 2016-03-31
BANC OF CALIFORNIA, INC.
filed 2016-05-04
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of April 27, 2016, the registrant had outstanding 43,916,928 shares of voting common stock and 91,066 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
March 31, 2016

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
Factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following:

i.
risks that the Company’s merger and acquisition transactions may disrupt current plans and operations and lead to difficulties in customer and employee retention, risks that the costs, fees, expenses and charges related to these transactions could be significantly higher than anticipated and risks that the expected revenues, cost savings, synergies and other benefits of these transactions might not be realized to the extent anticipated, within the anticipated timetables, or at all;

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

ix.
results of examinations of us by regulatory authorities and the possibility that any such regulatory authority may, among other things, limit our business activities, require us to change our business mix, increase our allowance for loan and lease losses, write-down asset values, or increase our capital levels, or affect our ability to borrow funds or maintain or increase deposits, any of which could adversely affect our liquidity and earnings;

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

xxv.
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks described in this report and from time to time in other documents that we file with or furnish to the SEC, including, without limitation, the risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

The Company undertakes no obligation to update any such statement to reflect circumstances or events that occur after the date, on which the forward-looking statement is made, except as required by law.

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$17,262	$15,051
Interest-bearing deposits	197,750	141,073
Total cash and cash equivalents	215,012	156,124
Time deposits in financial institutions	1,500	1,500
Securities available-for-sale, at fair value	1,663,711	833,596
Securities held to maturity, at amortized cost (fair value of $948,458 and $932,285 at March 31, 2016 and December 31, 2015, respectively)	962,262	962,203
Loans held-for-sale, carried at fair value	434,656	379,155
Loans held-for-sale, carried at lower of cost or fair value	429,288	289,686
Loans and leases receivable, net of allowance of $35,845 and $35,533 at March 31, 2016 and December 31, 2015, respectively	5,427,223	5,148,861
Federal Home Loan Bank and other bank stock, at cost	61,146	59,069
Servicing rights, net ($48,370 and $49,939 measured at fair value at March 31, 2016 and December 31, 2015, respectively)	49,406	50,727
Accrued interest receivable	26,967	22,800
Other real estate owned, net	325	1,097
Premises, equipment, and capital leases, net	114,668	111,539
Bank-owned life insurance	100,734	100,171
Goodwill	39,244	39,244
Affordable housing fund investment	3,908	4,011
Deferred income tax	7,441	11,341
Income tax receivable	—	604
Other intangible assets, net	17,836	19,158
Other assets	61,645	44,669
Total Assets	$9,616,972	$8,235,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,398,728	$1,121,124
Interest-bearing deposits	5,438,873	5,181,961
Total deposits	6,837,601	6,303,085
Advances from Federal Home Loan Bank	1,195,000	930,000
Securities sold under repurchase agreements	257,100	—
Long term debt, net	260,896	261,876
Reserve for loss on repurchased loans	9,781	9,700
Income taxes payable	12,303	1,241
Accrued expenses and other liabilities	176,761	77,248
Total liabilities	8,749,442	7,583,150
Commitments and contingent liabilities
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized:
Series A, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 32,000 shares authorized, 32,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	31,934	31,934
Series B, non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 10,000 shares authorized, 10,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	10,000	10,000
Series C, 8.00% non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 40,250 shares authorized, 40,250 shares issued and outstanding at March 31, 2016 and December 31, 2015	37,943	37,943
Series D, 7.375% non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 115,000 shares authorized, 115,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	110,873	110,873
Series E, 7.00% non-cumulative perpetual preferred stock, $1,000 per share liquidation preference, 125,000 shares authorized, 125,000 shares issued and outstanding at March 31, 2016 and 0 shares issued and outstanding at December 31, 2015	120,258	—
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 45,506,610 shares issued and 43,907,587 shares outstanding at March 31, 2016; 39,601,290 shares issued and 38,002,267 shares outstanding at December 31, 2015	454	395
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 91,066 shares issued and outstanding at March 31, 2016 and 37,355 shares issued and outstanding at December 31, 2015	1	1
Additional paid-in capital	509,123	429,790
Retained earnings	73,179	63,534
Treasury stock, at cost (1,599,023 shares at March 31, 2016 and at December 31, 2015)	(29,070)	(29,070)
Accumulated other comprehensive income (loss), net	2,835	(2,995)
Total stockholders’ equity	867,530	652,405
Total liabilities and stockholders’ equity	$9,616,972	$8,235,555
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Interest and dividend income
Loans, including fees	$67,144	$58,155
Securities	16,047	1,927
Dividends and other interest-earning assets	1,049	698
Total interest and dividend income	84,240	60,780
Interest expense
Deposits	8,107	6,361
Federal Home Loan Bank advances	1,262	353
Securities sold under repurchase agreements	160	—
Long term debt and other interest-bearing liabilities	4,294	2,069
Total interest expense	13,823	8,783
Net interest income	70,417	51,997
Provision for loan and lease losses	321	—
Net interest income after provision for loan and lease losses	70,096	51,997
Noninterest income
Customer service fees	848	910
Loan servicing loss	(5,288)	(442)
Income from bank owned life insurance	563	59
Net gain (loss) on sale of securities available-for-sale	16,789	(2)
Net gain on sale of loans	2,195	4,472
Net revenue on mortgage banking activities	33,684	37,933
Advisory service fees	997	1,197
Loan brokerage income	874	1,141
Other income	1,297	712
Total noninterest income	51,959	45,980
Noninterest expense
Salaries and employee benefits	57,183	49,771
Occupancy and equipment	11,740	9,771
Professional fees	6,212	3,435
Data processing	2,194	1,835
Advertising	1,827	912
Regulatory assessments	1,736	1,354
Loan servicing and foreclosure expense	236	319
Valuation allowance for other real estate owned	—	22
Net gain on sales of other real estate owned	(37)	(17)
Provision (reversal) for loan repurchases	(359)	845
Amortization of intangible assets	1,322	1,544
All other expense	7,046	6,088
Total noninterest expense	89,100	75,879
Income before income taxes	32,955	22,098
Income tax expense	13,268	9,524
Net income	19,687	12,574
Preferred stock dividends	4,575	910
Net income available to common stockholders	$15,112	$11,664
Basic earnings per common share	$0.36	$0.30
Diluted earnings per common share	$0.36	$0.29
Basic earnings per class B common share	$0.36	$0.30
Diluted earnings per class B common share	$0.36	$0.30
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$19,687	$12,574
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale:
Unrealized gain arising during the period	15,568	1,928
Reclassification adjustment for (gain) loss included in net income	(9,738)	1
Total change in unrealized gain on securities available-for-sale	5,830	1,929
Unrealized loss on cash flow hedge:
Unrealized loss arising during the period	—	(104)
Reclassification adjustment for loss included in net income	—	—
Total change in unrealized loss on cash flow hedge	—	(104)
Total change in other comprehensive income	5,830	1,825
Comprehensive income	$25,517	$14,399
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock					Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
	Series A	Series B	Series C	Series D	Series E	Voting	Class B Non-Voting					Total
Balance at December 31, 2014	$31,934	$10,000	$37,943	—	—	$358	$6	$422,910	$29,589	$(29,798)	$373	$503,315
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	12,574	—	—	12,574
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	—	1,825	1,825
Issuance of common stock	—	—	—	—	—	9	(6)	(3)	—	—	—	—
Stock option compensation expense	—	—	—	—	—	—	—	123	—	—	—	123
Restricted stock compensation expense	—	—	—	—	—	—	—	1,528	—	—	—	1,528
Stock appreciation right expense	—	—	—	—	—	—	—	42	—	—	—	42
Restricted stock surrendered due to employee tax liability	—	—	—	—	—	—	—	(84)	—	—	—	(84)
Tax effect from stock compensation plan	—	—	—	—	—	—	—	68	—	—	—	68
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	—	—	52	(179)	—	—	(127)
Stock appreciation right dividend equivalents	—	—	—	—	—	—	—	—	(173)	—	—	(173)
Dividends declared ($0.12 per common share)	—	—	—	—	—	—	—	—	(4,021)	—	—	(4,021)
Preferred stock dividends	—	—	—	—	—	—	—	—	(910)	—	—	(910)
Balance at March 31, 2015	$31,934	$10,000	$37,943	—	—	$367	$—	$424,636	$36,880	$(29,798)	$2,198	$514,160
Balance at December 31, 2015	$31,934	$10,000	$37,943	110,873	—	$395	$1	$429,790	$63,534	$(29,070)	$(2,995)	$652,405
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	19,687	—	—	19,687
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	—	5,830	5,830
Issuance of common stock	—	—	—	—	—	60	—	75,471	—	—	—	75,531
Issuance of preferred stock	—	—	—	—	120,258	—	—	—	—	—	—	120,258
Stock option compensation expense	—	—	—	—	—	—	—	138	—	—	—	138
Restricted stock compensation expense	—	—	—	—	—	—	—	3,653	—	—	—	3,653
Stock appreciation right expense	—	—	—	—	—	—	—	13	—	—	—	13
Restricted stock surrendered due to employee tax liability	—	—	—	—	—	(1)	—	(192)	—	—	—	(193)
Tax effect from stock compensation plan	—	—	—	—	—	—	—	192	—	—	—	192
Shares purchased under the Dividend Reinvestment Plan	—	—	—	—	—	—	—	58	(50)	—	—	8
Stock appreciation right dividend equivalents	—	—	—	—	—	—	—	—	(186)	—	—	(186)
Dividends declared ($0.12 per common share)	—	—	—	—	—	—	—	—	(5,231)	—	—	(5,231)
Preferred stock dividends	—	—	—	—	—	—	—	—	(4,575)	—	—	(4,575)
Balance at March 31, 2016	$31,934	$10,000	$37,943	110,873	120,258	$454	$1	$509,123	$73,179	$(29,070)	$2,835	$867,530
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$19,687	$12,574
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan and lease losses	321	—
Provision (reversal) for loan repurchases	(359)	845
Net revenue on mortgage banking activities	(33,684)	(37,933)
Net gain on sale of loans	(2,195)	(4,472)
Net amortization of securities	389	224
Depreciation on premises and equipment	2,830	2,182
Amortization of intangibles	1,322	1,544
Amortization of debt issuance cost	245	245
Stock option compensation expense	138	123
Stock award compensation expense	3,653	1,528
Stock appreciation right expense	13	42
Bank owned life insurance income	(563)	(59)
Net (gain) loss on sale of securities available-for-sale	(16,789)	2
Gain on sale of mortgage servicing rights	(2)	—
Gain on sale of other real estate owned	(37)	(17)
Deferred income tax (benefit) expense	(98)	1,191
Loss on sale or disposal of property and equipment	1	—
Loss from change of fair value and runoff on mortgage servicing rights	10,151	2,468
Increase in valuation allowances on other real estate owned	—	22
Repurchase of mortgage loans	(8,035)	(2,663)
Originations of loans held-for-sale from mortgage banking	(1,024,307)	(1,007,720)
Originations of other loans held-for-sale	(201,195)	(257,460)
Proceeds from sales of and principal collected on loans held-for-sale from mortgage banking	1,009,532	948,675
Proceeds from sales of and principal collected on other loans held-for-sale	67,846	282,091
Change in deferred loan (costs) fees	(85)	56
Amortization of premiums and discounts on purchased loans	(10,617)	(6,811)
Change in accrued interest receivable	(4,167)	143
Change in other assets	(22,349)	(4,373)
Change in accrued interest payable and other liabilities	12,845	(2,436)
Net cash used in operating activities	(195,509)	(69,989)
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	2,247,421	174
Proceeds from principal repayments of securities available-for-sale	19,326	20,093
Purchases of securities available-for-sale	(2,975,271)	(65,051)
Loan originations and principal collections, net	(293,744)	11,316
Purchase of loans	(31,048)	(16,901)
Redemption of Federal Home Loan Bank stock	5,690	6,810
Purchase of Federal Home Loan Bank and other bank stock	(7,767)	(4,413)
Proceeds from sale of loans	51,826	39,642
Proceeds from sale of other real estate owned	956	454
Proceeds from sale of mortgage servicing rights	5	3,089
Additions to premises and equipment	(6,202)	(1,782)
Payments of capital lease obligations	(243)	(229)
Net cash used in investing activities	(989,051)	(6,798)
Cash flows from financing activities:
Net increase in deposits	534,516	190,161
Net increase in short-term Federal Home Loan Bank advances	265,000	(223,000)
Repayment of long-term Federal Home Loan Bank advances	—	(15,000)
Proceeds from long-term Federal Home Loan Bank advances	—	150,000
Net increase in securities sold under repurchase agreements	257,100	—
Net increase in other borrowings	—	15,000
Net proceeds from issuance of common stock	75,531	—
Net proceeds from issuance of preferred stock	120,258	—
Payment of amortizing debt	(1,234)	(1,146)
Dividend equivalents paid on stock appreciation rights	(184)	(171)
Dividends paid on preferred stock	(3,030)	(910)
Dividends paid on common stock	(4,509)	(3,944)
Net cash provided by financing activities	1,243,448	110,990
Net change in cash and cash equivalents	58,888	34,203
Cash and cash equivalents at beginning of period	156,124	231,199
Cash and cash equivalents at end of period	$215,012	$265,402
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$16,306	$8,754
Income taxes paid	1,597	3,944
Income taxes refunds received	1	17
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	147	534
Transfer of loans held-for-investment to loans held-for-sale, net of transfer of $0 from allowance for loan and lease losses for the three months ended March 31, 2016 and 2015	61,410	—
Transfer of loans held-for-sale to loans held-for-investment	4,746	—
Equipment acquired under capital leases	—	34
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of Banc of California, Inc. (collectively, with its consolidated subsidiaries, the Company, we, us and our) and its wholly owned subsidiaries, Banc of California, National Association (the Bank) and The Palisades Group, LLC (The Palisades Group), as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015. On January 22, 2016, PTB Property Holding, LLC (PTB), which was a subsidiary of the Company, was dissolved. PTB was a California limited liability company formed in 2014, with the Company as its sole managing member, to hold real estate, cash, and fixed income securities transferred to it by the Company. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its wholly owned subsidiaries.
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
The Bank offers a variety of financial services to meet the banking and other financial needs of the communities we serve, with operations conducted through 38 banking offices, serving San Diego, Los Angeles, Santa Barbara and Orange counties, California and 68 loan production offices in California, Arizona, Oregon, Virginia, Indiana, Maryland, Colorado, Idaho, , and Nevada as of March 31, 2016. The Palisades Group provides services related to the purchase, sale and management of single-family residential (SFR) mortgage loans.
The accounting and reporting policies of the Company are based upon U.S. generally accepted accounting principles (GAAP) and conform to predominant practices within the banking industry. The Company has not made any significant changes in its critical accounting policies from those disclosed in its 2015 Annual Report on Form 10-K. Refer to Accounting Pronouncements below for discussion of accounting pronouncements adopted in 2016.
Basis of Presentation: The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by GAAP are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed by the Company with the SEC. The December 31, 2015 balance sheet presented herein has been derived from the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission, but does not include all of the disclosures required by GAAP.
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.
The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan and lease losses (ALLL), reserve for loss on repurchased loans, servicing rights, the valuation of goodwill and other intangible assets, mortgage banking derivatives, purchased credit impaired loan discount accretion, and the fair value measurement of financial instruments are particularly subject to change and any such change could have a material effect on the consolidated financial statements.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. As of March 31, 2016, the Company had a net deferred tax asset of $7.4 million, with no valuation allowance and as of December 31, 2015, the Company had a net deferred tax asset of $11.3 million, with no valuation allowance (See further discussion in Note 12, Income Taxes).
Affordable Housing Fund Investment: The Company elected the proportional amortization method retrospectively for all periods presented during the quarter ended March 31, 2015 in accordance with Accounting Standard Update (ASU) 2014-01, “Accounting for Investments in Qualified Affordable Housing Projects," which amends FASB Accounting Standards Codification (ASC) 323-720 to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The Company invests in qualified affordable housing projects (affordable housing fund investments). Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).
Earnings Per Common Share: Net income allocated to common stockholders is computed by subtracting income allocated to participating securities, participating securities dividends and preferred stock dividends from net income. Participating securities are instruments granted in share-based payment transactions that contain rights to receive nonforfeitable dividends or dividend equivalents, which includes the Stock Appreciation Rights (SARs) to the extent they confer dividend equivalent rights, as described under “Stock Appreciation Rights” in Note 15. Basic earnings per common share (EPS) is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding, including the minimum number of shares issuable under purchase contracts relating to the tangible equity units. Diluted EPS is computed by dividing net income allocated to common stockholders by the weighted average number of shares outstanding, adjusted for the dilutive effect of the restricted stock units, the potentially issuable shares in excess of the minimum under purchase contracts relating to the tangible equity units, outstanding stock options, and warrants to purchase common stock. For information regarding the tangible equity units, see Notes 11 and 16.
Adopted Accounting Pronouncements: During the three months ended March 31, 2016, the following pronouncements applicable to the Company were adopted:
In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Adoption of the new guidance has not had a significant impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements: The following are recently issued accounting pronouncements applicable to the Company that have not yet been adopted:
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This Update amends certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; it simplifies the impairment assessment of equity investments by requiring a qualitative assessment; it eliminates the requirement for public business entities to disclose methods and assumptions for financial instruments measured at amortized cost on the statement of financial position; it requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability; it requires separate presentation of financial assets and liabilities by measurement category; and certain other requirements. ASU 2016-01 becomes effective for interim and annual periods beginning on or after December 15, 2017.  Early application is permitted by public business entities, as of the beginning of the fiscal year of adoption. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” This Update requires lessees to recognize the assets and liabilities that arise from leases, as well as defines classification criteria for distinguishing between financing leases and operating leases. For financing leases, lessees are required to recognize a right-of-use asset and a lease liability in the statement of financial position, recognize interest on the lease liability in the statement of comprehensive income, and classify the principal portion of the lease liability within financing activities and payments of interest within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a right-of-use asset and a lease liability in the statement of financial position, recognize a single lease cost calculated so that the cost of the lease is allocated over lease term on a straight line basis, and classify all cash payments as operating activities in the statement of cash flows. Lessor accounting is largely unchanged, but does align the transfer of control principle for a sale in Topic 606 to leases. For example, whether a lease is similar to a sale of the underlying asset depends on whether the lessee, in effect, obtains control of the underlying asset as a result of the lease. For public business entities, the amendments to this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606),” which amends the principal versus agent guidance in ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. The amendments in ASU 2016-08 affect the guidance in ASU 2014-09, which is effective for public business entities in annual and interim reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718),” was issued as a part of the FASB’s simplification initiative, and intends to improve the accounting for share-based payment transactions. The ASU changes several aspects of the accounting for share-based payment award transactions, including accounting for excess tax benefits and deficiencies income statement recognition, cash flow classification, forfeitures, and tax withholding requirements. ASU 2016-09 is effective for public business entities in annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim or annual period provided the entire ASU is adopted. If an entity early adopts the ASU in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance in ASU 2014-09, Revenue from Contracts with Customers, and clarifies identifying performance obligations and the licensing implementation guidance. This Update better articulates the principle for determining whether promises to transfer goods or services are separately identifiable, which is utilized in identifying performance obligations in a contract. Additionally, the amendments in this Update are intended to improve the operability and understandability of the licensing implementation guidance. The amendments in ASU 2016-10 affect the guidance in ASU 2014-09, which is effective for public business entities in annual and interim reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

NOTE 2 – ASSET SALES TRANSACTIONS
Building Sale
On June 25, 2015, the Company sold an improved real property office complex located at 1588 South Coast Drive, Costa Mesa, California (the Property) at a sale price of approximately $52.3 million with a gain on sale of $9.9 million. The Property had a book value of $42.3 million at the sale date. Additionally, the Company incurred selling costs of $2.3 million for this transaction, which were reported in Professional Fees and All Other Expenses in the Consolidated Statements of Operations for the three months ended June 30, 2015.
Branch Sale
On September 25, 2015, the Company completed a branch sale transaction to Americas United Bank, a California banking corporation (AUB). In the transaction, the Company sold two branches and certain related assets and deposit liabilities to AUB. The transaction included a transfer of $46.9 million of deposits to AUB. Additionally, as part of the transaction, the leases related to both locations were assumed by AUB. The Company recognized a gain of $163 thousand from this transaction, which is included in Other Income in the Consolidated Statements of Operations for the three months ended June 30, 2015.
The Company also sold certain loans totaling $40.2 million to AUB as part of the transaction. The Company recognized a gain of $644 thousand from the sale of these loans, which is included in Net Gain on Sale of Loans in the Consolidated Statements of Operations.
The Palisades Group Sale
On April 4, 2016, the Company entered into an agreement to sell all of its membership interests in The Palisades Group. See Note 22 for additional information.
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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company primarily employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include Small Business Administration (SBA) loan pool securities, U.S. government sponsored entity (GSE) and agency securities, private label residential mortgage-backed securities, agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and non-agency corporate bonds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available-for-sale classified as Level 3 at March 31, 2016 or December 31, 2015.

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
Interest Rate Swaps and Caps. The Company has entered into pay-fixed, receive-variable interest rate swap contracts with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in the London Interbank Offering Rate (LIBOR) benchmark interest rate on the Company’s ongoing LIBOR-based variable rate deposits and other borrowings. The Company also offers interest rate swaps and caps products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. The fair value of these derivatives is based on a discounted cash flow approach. Due to the observable nature of the inputs used in deriving the fair value of these derivative contracts, the valuation of interest rate swaps is classified as Level 2.
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
	(In thousands)
March 31, 2016
Assets
Securities available-for-sale:
SBA loan pools securities	$1,408	$—	$1,408	$—
Private label residential mortgage-backed securities	1,595	—	1,595	—
Corporate Bonds	26,177	—	26,177	—
Collateralized loan obligation	966,321	—	966,321	—
Agency mortgage-backed securities	668,210	—	668,210	—
Loans held-for-sale	434,656	—	408,076	26,580
Derivative assets (1)	12,288	—	12,288	—
Mortgage servicing rights (2)	48,370	—	—	48,370
Liabilities
Derivative liabilities (3)	6,543	—	6,543	—
December 31, 2015
Assets
Securities available-for-sale:
SBA loan pools securities	$1,504	$—	$1,504	$—
Private label residential mortgage-backed securities	1,768	—	1,768	—
Corporate bonds	26,152	—	26,152	—
Collateralized loan obligation	111,468	—	111,468	—
Agency mortgage-backed securities	692,704	—	692,704	—
Loans held-for-sale	379,155	—	360,864	18,291
Derivative assets (1)	9,042	—	9,042	—
Mortgage servicing rights (2)	49,939	—	—	49,939
Liabilities
Derivative liabilities (3)	1,067	—	1,067	—

(1)	Included in Other Assets on the Consolidated Statements of Financial Condition

(2)	Included in Servicing Rights, Net on the Consolidated Statements of Financial Condition

(3)	Included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Mortgage servicing rights
Balance at beginning of period	$49,939	$19,082
Transfers out of Level 3 (1)	—	—
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	(8,201)	(528)
Additions	8,582	10,192
Sales, settlements, and other	(1,950)	(7,581)
Balance at end of period	$48,370	$21,165
Loans Repurchased from Ginnie Mae Loan Pools
Balance at beginning of period	$18,291	$—
Transfers out of Level 3 (1)	—	—
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	47	—
Additions	9,826	—
Sales, settlements, and other	(1,584)	—
Balance at end of period	$26,580	$—

(1)	The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or change in circumstances that causes the transfer.
The following table presents, as of the dates indicated, quantitative information about Level 3 fair value measurements on a recurring basis, other than loans that become severely delinquent and are repurchased out of Ginnie Mae loan pools that were valued based on an estimate of the expected loss the Company will incur on these loans, which was included as Level 3 at March 31, 2016 and December 31, 2015:

	Fair Value (In thousands)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
March 31, 2016
Mortgage servicing rights	$48,370	Discounted cash flow	Discount rate	9.00% to 14.50% (9.82%)
			Prepayment rate	6.16% to 38.01% (14.43%)
December 31, 2015
Mortgage servicing rights	$49,939	Discounted cash flow	Discount rate	9.00% to 18.00% (9.75%)
			Prepayment rate	6.07% to 35.01% (11.81%)
The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights include the discount rate and prepayment rate. The significant unobservable inputs used in the fair value measurement of the Company's loans repurchased from Ginnie Mae pools at March 31, 2016 and December 31, 2015 included an expected loss rate of 1.73 percent and 1.85 percent, respectively. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.

Assets and Liabilities Measured on a Non-Recurring Basis
Securities Held-to-Maturity: Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. Investment securities classified as held-to-maturity are carried at cost. The fair values of securities held-to-maturity are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Only securities held-to-maturity with other-than-temporary impairment (OTTI) are considered to be carried at fair value. The Company did not have any OTTI on securities held-to-maturity at March 31, 2016.
Impaired Loans and Leases: The fair value of impaired loans and leases with specific allocations of the ALLL based on collateral values is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
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
Other Real Estate Owned Assets: Other real estate owned assets (OREO) are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. The Company recorded valuation allowance expense for OREO of $0 and $22 thousand for the three months ended March 31, 2016 and 2015, respectively.
Alternative Investments (Affordable Housing Fund Investment, SBIC, and Other Investment): The Company generally accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated, which generally takes 10 years. There are currently no plans to sell any of these investments prior to their liquidation. The alternative investments carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company had unfunded commitments of $377 thousand, $13.4 million, and $2.0 million for Affordable House Fund Investment, SBIC, and Other Investments at March 31, 2016, respectively. The Company recorded no impairment on these investments.

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2016
Assets
Impaired loans:
Single family residential mortgage	$10,165	$—	$—	$10,165
Commercial and industrial	963	—	—	963
Other real estate owned:
Single family residential	325	—	—	325
December 31, 2015
Assets
Impaired loans:
Single family residential mortgage	$3,585	$—	$—	$3,585
Commercial and industrial	1,073	—	—	1,073
Other real estate owned:
Single family residential	1,097	—	—	1,097
The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Impaired loans:
SBA	$5	$—
Other real estate owned:
Single family residential	37	(5)

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying	Fair Value Measurement Level
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2016
Financial assets
Cash and cash equivalents	$215,012	$215,012	$—	$—	$215,012
Time deposits in financial institutions	1,500	1,500	—	—	1,500
Securities available-for-sale	1,663,711	—	1,663,711	—	1,663,711
Securities held-to-maturity	962,262	—	948,458	—	948,458
Federal Home Loan Bank and other bank stock	61,146	—	61,146	—	61,146
Loans held-for-sale	863,944	—	843,864	26,580	870,444
Loans and leases receivable, net of ALLL	5,427,223	—	—	5,543,044	5,543,044
Accrued interest receivable	26,967	26,967	—	—	26,967
Derivative assets	12,288	—	12,288	—	12,288
Financial liabilities
Deposits	6,837,601	—	—	6,592,249	6,592,249
Advances from Federal Home Loan Bank	1,195,000	—	1,195,780	—	1,195,780
Securities sold under repurchase agreements	257,100	—	257,100	—	257,100
Long term debt	260,896	—	260,904	—	260,904
Derivative liabilities	6,543	—	6,543	—	6,543
Accrued interest payable	6,716	6,716	—	—	6,716
December 31, 2015
Financial assets
Cash and cash equivalents	$156,124	$156,124	$—	$—	$156,124
Time deposits in financial institutions	1,500	1,500	—	—	1,500
Securities available-for-sale	833,596	—	833,596	—	833,596
Securities held-to-maturity	962,203	—	932,285	—	932,285
Federal Home Loan Bank and other bank stock	59,069	—	59,069	—	59,069
Loans held-for-sale	668,841	—	654,559	18,291	672,850
Loans and leases receivable, net of ALLL	5,148,861	—	—	5,244,251	5,244,251
Accrued interest receivable	22,800	22,800	—	—	22,800
Derivative assets	9,042	—	9,042	—	9,042
Financial liabilities
Deposits	6,303,085	—	—	6,010,606	6,010,606
Advances from Federal Home Loan Bank	930,000	—	929,727	—	929,727
Long term debt	261,876	—	264,269	—	264,269
Derivative liabilities	1,067	—	1,067	—	1,067
Accrued interest payable	4,234	4,234	—	—	4,234

The methods and assumptions used to estimate fair value are described as follows:
Cash and Cash Equivalents and Time Deposits in Financial Institutions: The carrying amounts of cash and cash equivalents and time deposits in financial institutions approximate fair value due to the short-term nature of these instruments (Level 1).
Federal Home Loan Bank and Other Bank Stock: Federal Home Loan Bank (FHLB) and other bank stock is recorded at cost. Ownership of FHLB stock is restricted to member banks, and purchases and sales of these securities are at par value with the issuer (Level 2).
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
Securities sold under repurchase agreements: The carrying amount of securities sold under repurchase agreements approximates fair value due to the short-term nature of these instruments as all outstanding securities sold under repurchase agreements have original maturities of 30 days or less (Level 2).
Long Term Debt: Fair value of long term debt is determined by observable data such as market spreads, cash flows, yield curves, credit information, and respective terms and conditions for debt instruments (Level 2).
Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2016
Securities held-to-maturity:
Corporate bonds	$239,479	$1,518	$(9,292)	$231,705
Collateralized loan obligations	416,315	—	(7,950)	408,365
Commercial mortgage-backed securities	306,468	4,188	(2,268)	308,388
Total securities held-to-maturity	$962,262	$5,706	$(19,510)	$948,458
Securities available-for-sale:
SBA loan pool securities	$1,363	$45	$—	$1,408
Private label residential mortgage-backed securities	1,596	3	(4)	1,595
Corporate bonds	26,653	—	(476)	26,177
Collateralized loan obligation	966,920	1,345	(1,944)	966,321
Agency mortgage-backed securities	662,331	6,177	(298)	668,210
Total securities available-for-sale	$1,658,863	$7,570	$(2,722)	$1,663,711
December 31, 2015
Securities held-to-maturity:
Corporate bonds	$239,274	$255	$(20,946)	$218,583
Collateralized loan obligations	416,284	—	(5,077)	411,207
Commercial mortgage-backed securities	306,645	41	(4,191)	302,495
Total securities held-to-maturity	$962,203	$296	$(30,214)	$932,285
Securities available-for-sale:
SBA loan pool securities	$1,485	$19	$—	$1,504
Private label residential mortgage-backed securities	1,755	14	(1)	1,768
Corporate bonds	26,657	—	(505)	26,152
Collateralized loan obligations	111,719	31	(282)	111,468
Agency mortgage-backed securities	697,152	134	(4,582)	692,704
Total securities available-for-sale	$838,768	$198	$(5,370)	$833,596

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

	March 31, 2016
	Securities Held-To-Maturity		Securities Available-For-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within one year	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	239,479	231,705	26,653	26,177
Greater than ten years	—	—	—	—
Collateralized loan obligations, SBA loan pool, private label residential mortgage-backed, commercial mortgage-backed, and agency mortgage-backed securities	722,783	716,753	1,632,210	1,637,534
Total	$962,262	$948,458	$1,658,863	$1,663,711
At March 31, 2016 and December 31, 2015, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of the Company's stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Gross realized gains on sales and calls of securities available-for-sale	$16,794	$—
Gross realized losses on sales and calls of securities available-for-sale	(5)	(2)
Net realized gains (losses) on sales and calls of securities available-for-sale	$16,789	$(2)
Proceeds from sales and calls of securities available-for-sale	$2,247,421	$174
Tax expense (benefit) on sales and calls of securities available-for-sale	$7,060	$(1)
Securities available-for-sale with carrying values of $324.0 million and $47.9 million as of March 31, 2016 and December 31, 2015, respectively, were pledged to secure FHLB advances, public deposits, repurchase agreement, and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2016
Securities held-to-maturity:
Corporate bonds	$154,451	$(9,292)	$—	$—	$154,451	$(9,292)
Collateralized loan obligation	408,365	(7,950)	—	—	408,365	(7,950)
Commercial mortgage-backed securities	113,199	(2,268)	—	—	113,199	(2,268)
Total securities held-to-maturity	$676,015	$(19,510)	$—	$—	$676,015	$(19,510)
Securities available-for-sale:
Private label residential mortgage-backed securities	$1,138	$(4)	$—	$—	$1,138	$(4)
Corporate bonds	26,177	(476)	—	—	26,177	(476)
Collateralized loan obligations	431,250	(1,944)	—	—	431,250	(1,944)
Agency mortgage-backed securities	100,652	(272)	6,527	(26)	107,179	(298)
Total securities available-for-sale	$559,217	$(2,696)	$6,527	$(26)	$565,744	$(2,722)
December 31, 2015
Securities held-to-maturity:
Corporate bonds	$190,332	$(20,946)	$—	$—	$190,332	$(20,946)
Collateralized loan obligation	411,207	(5,077)	—	—	411,207	(5,077)
Commercial mortgage-backed securities	277,351	(4,191)	—	—	277,351	(4,191)
Total securities held-to-maturity	$878,890	$(30,214)	$—	$—	$878,890	$(30,214)
Securities available-for-sale:
Private label residential mortgage-backed securities	$—	$—	$403	$(1)	$403	$(1)
Corporate bonds	26,152	(505)	—	—	26,152	(505)
Collateralized loan obligations	72,204	(282)	—	—	72,204	(282)
Agency mortgage-backed securities	599,814	(4,459)	6,832	(123)	606,646	(4,582)
Total securities available-for-sale	$698,170	$(5,246)	$7,235	$(124)	$705,405	$(5,370)
The Company did not record OTTI for investment securities for the three months ended March 31, 2016 or 2015.
At March 31, 2016, the Company’s securities available-for-sale portfolio consisted of 158 securities, 60 of which were in an unrealized loss position and securities held-to-maturity consisted of 93 securities, 62 of which were in an unrealized loss position.
For corporate bonds held-to-maturity, unrealized losses at March 31, 2016 were lower than unrealized losses at December 31, 2015 due to lower market interest rates at March 31, 2016 and improvement in the economic sectors for the bond issuers. For collateralized loan obligations and commercial mortgage-backed securities held-to-maturity, unrealized losses at March 31, 2016 were higher than unrealized losses at December 31, 2015 due to wider pricing spreads.
For agency mortgage-backed securities available-for-sale, unrealized losses at March 31, 2016 were lower than unrealized losses at December 31, 2015 due to lower market interest rates at March 31, 2016 and changes in the composition of agency securities towards shorter duration bonds.
The Company monitors its securities portfolio to ensure it has adequate credit support. As of March 31, 2016, the Company believes there is no OTTI and did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The Company considers the lowest credit rating for identification of potential OTTI. As of March 31, 2016, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.

NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

	Non-Traditional Mortgages (NTM)	Traditional Loans	Total NTM and Traditional Loans	Purchased Credit Impaired (PCI) Loans	Total Loans and Leases Receivable
	($ in thousands)
March 31, 2016
Commercial:
Commercial and industrial	$—	$983,142	$983,142	$819	$983,961
Commercial real estate	—	705,475	705,475	8,218	713,693
Multi-family	—	1,021,097	1,021,097	—	1,021,097
SBA	—	68,700	68,700	2,940	71,640
Construction	—	68,241	68,241	—	68,241
Lease financing	—	212,836	212,836	—	212,836
Consumer:
Single family residential mortgage	693,190	815,126	1,508,316	671,999	2,180,315
Green Loans (HELOC) - first liens	102,130	—	102,130	—	102,130
Green Loans (HELOC) - second liens	4,368	—	4,368	—	4,368
Other consumer	113	104,674	104,787	—	104,787
Total loans and leases	$799,801	$3,979,291	$4,779,092	$683,976	$5,463,068
Percentage to total loans and leases	14.6%	72.8%	87.4%	12.6%	100.0%
Allowance for loan and lease losses					(35,845)
Loans and leases receivable, net					$5,427,223
December 31, 2015
Commercial:
Commercial and industrial	$—	$876,146	$876,146	$853	$876,999
Commercial real estate	—	718,108	718,108	9,599	727,707
Multi-family	—	904,300	904,300	—	904,300
SBA	—	54,657	54,657	3,049	57,706
Construction	—	55,289	55,289	—	55,289
Lease financing	—	192,424	192,424	—	192,424
Consumer:
Single family residential mortgage	675,960	775,263	1,451,223	699,230	2,150,453
Green Loans (HELOC) - first liens	105,131	—	105,131	—	105,131
Green Loans (HELOC) - second liens	4,704	—	4,704	—	4,704
Other consumer	113	109,568	109,681	—	109,681
Total loans and leases	$785,908	$3,685,755	$4,471,663	$712,731	$5,184,394
Percentage to total loans and leases	15.2%	71.1%	86.3%	13.7%	100.0%
Allowance for loan and lease losses					(35,533)
Loans and leases receivable, net					$5,148,861

Non Traditional Mortgage Loans
The Company’s NTM portfolio is comprised of three interest only products: Green Account Loans (Green Loans), fixed or adjustable rate hybrid interest only mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of March 31, 2016 and December 31, 2015, the NTM loans totaled $799.8 million, or 14.6 percent of total loans and leases, and $785.9 million, or 15.2 percent of total loans and leases, respectively. The total NTM portfolio increased by $13.9 million, or 1.8 percent, during the three months ended March 31, 2016.
The following table presents the composition of the NTM portfolio as of the dates indicated:

	March 31, 2016			December 31, 2015
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC) - first liens	119	$102,130	12.8%	121	$105,131	13.4%
Interest-only - first liens	526	681,870	85.2%	521	664,358	84.4%
Negative amortization	29	11,320	1.4%	30	11,602	1.5%
Total NTM - first liens	674	795,320	99.4%	672	781,091	99.3%
Green Loans (HELOC) - second liens	15	4,368	0.5%	16	4,704	0.6%
Interest-only - second liens	1	113	0.1%	1	113	0.1%
Total NTM - second liens	16	4,481	0.6%	17	4,817	0.7%
Total NTM loans	690	$799,801	100.0%	689	$785,908	100.0%
Total loans and leases		$5,463,068			$5,184,394
% of NTM to total loans and leases		14.6%			15.2%
Green Loans
Green Loans are SFR first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year-balloon payment due at maturity. At March 31, 2016 and December 31, 2015, Green Loans totaled $106.5 million and $109.8 million, respectively. At March 31, 2016 and December 31, 2015, $10.0 million and $10.1 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value (LTV) ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of the Green Loan products in 2011.
Interest Only Loans
Interest only loans are primarily SFR first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. As of March 31, 2016 and December 31, 2015, interest only loans totaled $682.0 million and $664.5 million, respectively. As of March 31, 2016 and December 31, 2015, $3.4 million and $4.6 million of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans other than Green Loans totaled $11.3 million and $11.6 million at March 31, 2016 and December 31, 2015, respectively. The Company discontinued origination of negative amortization loans in 2007. At March 31, 2016 and December 31, 2015, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.

Risk Management of Non-Traditional Mortgages
The Company has determined that significant performance indicators for NTMs are LTV ratios and Fair Isaac Corporation (FICO) scores. Accordingly, the Company manages credit risk in the NTM portfolio through periodic review of the loan portfolio that includes refreshing FICO scores on the Green Loans and other home equity lines of credit (HELOCs), as needed in conjunction with portfolio management, and ordering third party automated valuation models (AVMs). The loan review is designed to provide a method of identifying borrowers who may be experiencing financial difficulty before they actually fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO score of 10 percent or more and/or a resulting FICO score of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded, which will increase the reserves the Company will establish for potential losses. A report of the periodic loan review is published and regularly monitored.
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
NTM Performance Indicators
The following table presents the Company’s NTM Green Loans first lien portfolio at March 31, 2016 by FICO scores that were obtained during the quarter ended March 31, 2016, comparing to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2015:

	March 31, 2016
	By FICO Scores Obtained During the Quarter Ended March 31, 2016			By FICO Scores Obtained During the Quarter Ended December 31, 2015			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	23	$15,465	15.1%	22	$14,438	13.7%	1	$1,027	1.4%
700-799	56	41,702	40.8%	60	48,775	46.5%	(4)	(7,073)	(5.7)%
600-699	23	24,901	24.4%	23	23,600	22.4%	—	1,301	2.0%
<600	5	4,860	4.8%	5	4,030	3.8%	—	830	1.0%
No FICO	12	15,202	14.9%	11	14,288	13.6%	1	914	1.3%
Totals	119	$102,130	100.0%	121	$105,131	100.0%	(2)	$(3,001)	—%

Loan-to-Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below presents the Company’s SFR NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
March 31, 2016
< 61%	66	$47,383	46.4%	142	$216,466	31.7%	13	$2,845	25.1%	221	$266,694	33.5%
61-80%	37	44,214	43.3%	322	441,770	64.8%	15	8,252	72.9%	374	494,236	62.1%
81-100%	11	6,220	6.1%	26	10,793	1.6%	1	223	2.0%	38	17,236	2.2%
> 100%	5	4,313	4.2%	36	12,841	1.9%	—	—	—%	41	17,154	2.2%
Total	119	$102,130	100.0%	526	$681,870	100.0%	29	$11,320	100.0%	674	$795,320	100.0%
December 31, 2015
< 61%	70	$51,221	48.7%	141	$208,120	31.3%	17	$5,271	45.4%	228	$264,612	33.9%
61-80%	33	42,075	40.0%	291	408,662	61.6%	12	6,106	52.7%	336	456,843	58.4%
81-100%	12	6,836	6.5%	37	30,167	4.5%	1	225	1.9%	50	37,228	4.8%
> 100%	6	4,999	4.8%	52	17,409	2.6%	—	—	—%	58	22,408	2.9%
Total	121	$105,131	100.0%	521	$664,358	100.0%	30	$11,602	100.0%	672	$781,091	100.0%

Allowance for Loan and Lease Losses
The Company has an established credit risk management process that includes regular management review of the loan and lease portfolio to identify problem loans and leases. During the ordinary course of business, management becomes aware of borrowers and lessees that may not be able to meet the contractual requirements of the loan and lease agreements. Such loans and leases are subject to increased monitoring. Consideration is given to placing the loan or lease on non-accrual status, assessing the need for additional ALLL, and partial or full charge-off. The Company maintains the ALLL at a level that is considered adequate to cover the estimated and known inherent risks in the loan and lease portfolio.
The Company also maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on the outstanding loan balance of the same customer or outstanding loans that share similar credit risk exposure are used to determine the adequacy of the reserve. At March 31, 2016 and December 31, 2015, the reserve for unfunded loan commitments was $1.3 million and $2.1 million, respectively.
The credit risk monitoring system is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Bank has adopted a credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Company maintains an adequate allowance for credit losses. The Board of Directors provides oversight and guidance for management’s allowance evaluation process, including quarterly valuations, and consideration of management’s determination of whether the allowance is adequate to absorb losses in the loan and lease portfolio. The determination of the amount of the ALLL and the provision for loan and lease losses is based on management’s current judgment about the credit quality of the loan and lease portfolio and considers known relevant internal and external factors that affect collectability when determining the appropriate level for the ALLL. Additions to the ALLL are made by charges to the provision for loan and lease losses. Identified credit exposures that are determined to be uncollectible are charged against the ALLL. Recoveries of previously charged off amounts, if any, are credited to the ALLL.
The following table presents a summary of activity in the ALLL for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$35,533	$29,480
Loans and leases charged off	(102)	(357)
Recoveries of loans and leases previously charged off	93	222
Provision for loan and lease losses	321	—
Balance at end of period	$35,845	$29,345

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the three months ended March 31, 2016:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Balance at December 31, 2015	$5,850	$4,252	$6,012	$683	$1,530	$2,195	$13,854	$1,157	$—	$35,533
Charge-offs	—	—	—	—	—	(102)	—	—	—	(102)
Recoveries	—	—	—	31	—	61	—	1	—	93
Provision	196	(283)	472	192	(10)	456	(584)	(118)	—	321
Balance at March 31, 2016	$6,046	$3,969	$6,484	$906	$1,520	$2,610	$13,270	$1,040	$—	$35,845
Individually evaluated for impairment	$29	$—	$—	$—	$—	$—	$1,347	$—	$—	$1,376
Collectively evaluated for impairment	5,959	3,857	6,484	887	1,520	2,610	11,906	1,040	—	34,263
Acquired with deteriorated credit quality	58	112	—	19	—	—	17	—	—	206
Total ending allowance balance	$6,046	$3,969	$6,484	$906	$1,520	$2,610	$13,270	$1,040	$—	$35,845
Loans:
Individually evaluated for impairment	$4,493	$299	$—	$—	$—	$—	$34,296	$294	$—	$39,382
Collectively evaluated for impairment	978,649	705,176	1,021,097	68,700	68,241	212,836	1,576,150	108,861	—	4,739,710
Acquired with deteriorated credit quality	819	8,218	—	2,940	—	—	671,999	—	—	683,976
Total ending loan balances	$983,961	$713,693	$1,021,097	$71,640	$68,241	$212,836	$2,282,445	$109,155	$—	$5,463,068

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the three months ended March 31, 2015:

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

	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses	Unpaid Principal Balance	Recorded Investment	Allowance for Loan and Lease Losses
	(In thousands)
With no related allowance recorded:
Commercial:
Commercial and industrial	$3,643	$3,530	$—	$6,244	$6,086	$—
Commercial real estate	1,196	299	—	1,200	312	—
SBA	—	—	—	22	3	—
Consumer:
Single family residential mortgage	25,988	24,131	—	24,224	22,671	—
Other consumer	294	294	—	553	553	—
With an allowance recorded:
Commercial:
Commercial and industrial	962	963	29	1,072	1,073	38
Consumer:
Single family residential mortgage	10,650	10,165	1,347	3,575	3,585	331
Total	$42,733	$39,382	$1,376	$36,890	$34,283	$369
The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Three Months Ended
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
March 31, 2016
Commercial:
Commercial and industrial	$4,596	$63	$88
Commercial real estate	305	10	10
Consumer:
Single family residential mortgage	34,324	286	265
Other consumer	294	2	2
Total	$39,519	$361	$365
March 31, 2015
Commercial:
Commercial and industrial	$8,199	$119	$130
Commercial real estate	383	10	10
Multi-family	1,580	13	15
SBA	7	—	—
Consumer:
Single family residential mortgage	21,866	179	176
Other consumer	294	2	3
Total	$32,329	$323	$334

Non-accrual Loans and Leases
The following table presents nonaccrual loans and leases, and loans past due 90 days or more and still accruing as of the dates indicated:

	March 31, 2016			December 31, 2015
	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
(In thousands)
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—	$—
Nonaccrual loans and leases:
The Company maintains specific allowances for these loans of $11 at March 31, 2016 and $0 at December 31, 2015	13,456	30,760	44,216	14,703	30,426	45,129
The following table presents the composition of nonaccrual loans and leases as of the dates indicated:

	March 31, 2016			December 31, 2015
	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
	(In thousands)
Commercial:
Commercial and industrial	$—	$4,370	$4,370	$—	$4,383	$4,383
Commercial real estate	—	1,165	1,165	—	1,552	1,552
Multi-family	—	618	618	—	642	642
SBA	—	353	353	—	422	422
Lease financing	—	1,590	1,590	—	598	598
Consumer:
Single family residential mortgage	3,449	22,494	25,943	4,615	22,615	27,230
Green Loans (HELOC) - first liens	10,007	—	10,007	10,088	—	10,088
Other consumer	—	170	170	—	214	214
Total nonaccrual loans and leases	$13,456	$30,760	$44,216	$14,703	$30,426	$45,129

Past Due Loans and Leases
The following table presents the aging of the recorded investment in past due loans and leases as of March 31, 2016, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	March 31, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$5,534	$—	$2,858	$8,392	$684,798	$693,190
Green Loans (HELOC) - first liens	7,832	1,004	2,175	11,011	91,119	102,130
Green Loans (HELOC) - second liens	—	—	—	—	4,368	4,368
Other consumer	—	—	—	—	113	113
Total NTM loans	13,366	1,004	5,033	19,403	780,398	799,801
Traditional loans and leases:
Commercial:
Commercial and industrial	109	2,521	499	3,129	980,013	983,142
Commercial real estate	299	262	283	844	704,631	705,475
Multi-family	416	—	—	416	1,020,681	1,021,097
SBA	—	142	140	282	68,418	68,700
Construction	—	—	—	—	68,241	68,241
Lease financing	2,454	697	1,412	4,563	208,273	212,836
Consumer:
Single family residential mortgage	14,634	118	20,040	34,792	780,334	815,126
Other consumer	—	—	62	62	104,612	104,674
Total traditional loans and leases	17,912	3,740	22,436	44,088	3,935,203	3,979,291
PCI loans:
Commercial:
Commercial and industrial	—	—	175	175	644	819
Commercial real estate	—	—	1,425	1,425	6,793	8,218
SBA	372	—	498	870	2,070	2,940
Consumer:
Single family residential mortgage	43,447	372	7,708	51,527	620,472	671,999
Total PCI loans	43,819	372	9,806	53,997	629,979	683,976
Total	$75,097	$5,116	$37,275	$117,488	$5,345,580	$5,463,068

The following table presents the aging of the recorded investment in past due loans and leases as of December 31, 2015, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	December 31, 2015
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$3,935	$—	$3,447	$7,382	$668,578	$675,960
Green Loans (HELOC) - first liens	7,913	—	—	7,913	97,218	105,131
Green Loans (HELOC) - second liens	—	—	—	—	4,704	4,704
Other consumer	—	—	—	—	113	113
Total NTM loans	11,848	—	3,447	15,295	770,613	785,908
Traditional loans and leases:
Commercial:
Commercial and industrial	23	4,984	544	5,551	870,595	876,146
Commercial real estate	—	—	911	911	717,197	718,108
Multi-family	223	—	432	655	903,645	904,300
SBA	—	162	173	335	54,322	54,657
Construction	—	—	—	—	55,289	55,289
Lease financing	2,005	1,041	394	3,440	188,984	192,424
Consumer:
Single family residential mortgage	15,762	3,887	17,226	36,875	738,388	775,263
Other consumer	—	11	211	222	109,346	109,568
Total traditional loans and leases	18,013	10,085	19,891	47,989	3,637,766	3,685,755
PCI loans:
Commercial:
Commercial and industrial	—	—	176	176	677	853
Commercial real estate	—	—	1,425	1,425	8,174	9,599
SBA	386	163	621	1,170	1,879	3,049
Consumer:
Single family residential mortgage	33,507	6,235	4,672	44,414	654,816	699,230
Total PCI loans	33,893	6,398	6,894	47,185	665,546	712,731
Total	$63,754	$16,483	$30,232	$110,469	$5,073,925	$5,184,394

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
For the Company’s new TDRs, there were 17 modifications through interest rate changes, extension of maturities, and deferrals of principal payments for loans with an aggregate principal of $4.3 million, 15 modifications through interest rate changes and extension of maturities for loans with an aggregate principal of $3.9 million, 4 modifications through extension of maturities for loans with an aggregate principal of $368 thousand, 1 modification through extension of maturity and deferral of principal payments for a loan with a principal of $507 thousand, and 1 modification through interest rate change for a loan with a principal of $78 thousand. There were 2 modifications through bankruptcy discharges for the three months ended March 31, 2015. The following table summarizes the pre-modification and post-modification balances of the new TDRs for the three months ended March 31, 2016:

	Three Months Ended
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
March 31, 2016
Consumer:
Single family residential mortgage	38	$9,173	$9,173
Total	38	$9,173	$9,173
March 31, 2015
Consumer:
Single family residential mortgage	2	$1,430	$1,430
Total	2	$1,430	$1,430
For the three months ended March 31, 2016, there were two loans with an aggregate principal of $407 thousand that were modified as TDRs during the past 12 months that had payment defaults during the period. For the three months ended March 31, 2015, there were no loans that were modified as TDRs during the past 12 months that had payment defaults during the period.
TDR loans and leases consist of the following as of the dates indicated:

	March 31, 2016			December 31, 2015
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
SBA	$—	$—	$—	$—	$3	$3
Consumer:
Single family residential mortgage	1,003	13,979	14,982	1,015	5,841	6,856
Green Loans (HELOC) - first liens	2,397	—	2,397	2,400	—	2,400
Green Loans (HELOC) - second liens	294	—	294	553	—	553
Total	$3,694	$13,979	$17,673	$3,968	$5,844	$9,812
The Company did not have any commitments to lend to customers with outstanding loans or leases that were classified as TDRs as of March 31, 2016 and December 31, 2015.

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

The following table presents the risk categories for loans and leases as of March 31, 2016:

	March 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$678,755	$10,986	$3,449	$—	$—	$693,190
Green Loans (HELOC) - first liens	87,914	1,401	12,815	—	—	102,130
Green Loans (HELOC) - second liens	4,368	—	—	—	—	4,368
Other consumer	113	—	—	—	—	113
Total NTM loans	771,150	12,387	16,264	—	—	799,801
Traditional loans and leases:
Commercial:
Commercial and industrial	970,765	875	11,502	—	—	983,142
Commercial real estate	695,719	2,175	7,581	—	—	705,475
Multi-family	1,018,418	387	2,292	—	—	1,021,097
SBA	67,172	1,116	412	—	—	68,700
Construction	68,241	—	—	—	—	68,241
Lease financing	211,003	120	1,713	—	—	212,836
Consumer:
Single family residential mortgage	779,145	9,473	26,508	—	—	815,126
Other consumer	104,365	139	170	—	—	104,674
Total traditional loans and leases	3,914,828	14,285	50,178	—	—	3,979,291
PCI loans:
Commercial:
Commercial and industrial	41	—	778	—	—	819
Commercial real estate	4,287	518	3,413	—	—	8,218
SBA	977	—	1,963	—	—	2,940
Consumer:
Single family residential mortgage	—	—	135	—	671,864	671,999
Total PCI loans	5,305	518	6,289	—	671,864	683,976
Total	$4,691,283	$27,190	$72,731	$—	$671,864	$5,463,068

The following table presents the risk categories for loans and leases as of December 31, 2015:

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$660,683	$11,731	$3,546	$—	$—	$675,960
Green Loans (HELOC) - first liens	87,967	2,329	14,835	—	—	105,131
Green Loans (HELOC) - second liens	4,704	—	—	—	—	4,704
Other consumer	113	—	—	—	—	113
Total NTM loans	753,467	14,060	18,381	—	—	785,908
Traditional loans and leases:
Commercial:
Commercial and industrial	860,993	3,175	11,978	—	—	876,146
Commercial real estate	707,238	4,788	6,082	—	—	718,108
Multi-family	901,578	403	2,319	—	—	904,300
SBA	53,078	1,132	447	—	—	54,657
Construction	55,289	—	—	—	—	55,289
Lease financing	190,976	—	1,448	—	—	192,424
Consumer:
Single family residential mortgage	738,196	12,301	24,766	—	—	775,263
Other consumer	109,206	148	214	—	—	109,568
Total traditional loans and leases	3,616,554	21,947	47,254	—	—	3,685,755
PCI loans:
Commercial:
Commercial and industrial	54	—	799	—	—	853
Commercial real estate	5,621	523	3,455	—	—	9,599
SBA	988	—	2,061	—	—	3,049
Consumer:
Single family residential mortgage	—	—	139	—	699,091	699,230
Total PCI loans	6,663	523	6,454	—	699,091	712,731
Total	$4,376,684	$36,530	$72,089	$—	$699,091	$5,184,394

Purchased Credit Impaired Loans
The Company has acquired loans and leases through business combinations and purchases of loan pools for which there was, at acquisition, evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table presents the outstanding balance and carrying amount of those loans and leases, which are sometimes collectively referred to as “PCI loans,” as of the dates indicated:

	March 31, 2016		December 31, 2015
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial:
Commercial and industrial	$971	$819	$1,001	$853
Commercial real estate	9,850	8,218	11,255	9,599
SBA	3,961	2,940	4,033	3,049
Consumer:
Single family residential mortgage	735,768	671,999	764,814	699,230
Total	$750,550	$683,976	$781,103	$712,731
The following table presents a summary of accretable yield, or income expected to be collected for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$205,549	$92,301
Accretion of income	(9,708)	(5,048)
Changes in expected cash flows	(18,663)	(25)
Disposals	(1,289)	(1,933)
Balance at end of period	$175,889	$85,295

NOTE 6 – SERVICING RIGHTS
The Company retains MSRs from certain of its sales of residential mortgage loans. MSRs on residential mortgage loans are reported at fair value. Income earned by the Company on its MSRs is derived primarily from contractually specified mortgage servicing fees and late fees, net of curtailment costs and third party subservicing costs. The Company retains servicing rights in connection with its SBA loan operations, which are measured using the amortization method.
Loss from servicing rights was $5.3 million and $442 thousand for the three months ended March 31, 2016 and 2015, respectively. The Company recognized losses on the fair value and runoff of servicing rights of $10.2 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively. These decreases were partially offset by increases in servicing fees. The Company recognized servicing fees of $4.9 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in fair value of servicing rights was due to generally lower interest rates and the increase in servicing fees was due to the increase in unpaid principal balance of loans sold with servicing retained. These amounts are reported in Loan Servicing Income on the Consolidated Statements of Operations. The following table presents a composition of servicing rights as of the dates indicated:

	March 31, 2016	December 31, 2015
	(In thousands)
Mortgage servicing rights, at fair value	$48,370	$49,939
SBA servicing rights, at cost	1,036	788
Total	$49,406	$50,727
Mortgage loans sold with servicing retained are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at March 31, 2016 and December 31, 2015 was $5.44 billion and $4.77 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $18.9 million and $21.1 million at March 31, 2016 and December 31, 2015, respectively.
Mortgage Servicing Rights
The following table presents the key characteristics, inputs and economic assumptions used to estimate the fair value of the MSRs as of the dates indicated:

	March 31, 2016	December 31, 2015
	($ in thousands)
Fair value of retained MSRs	$48,370	$49,939
Discount rate	9.82%	9.75%
Constant prepayment rate	14.43%	11.81%
Weighted-average life	5.55 years	6.48 years
The following table presents activity in the MSRs for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$49,939	$19,082
Additions	8,582	10,192
Changes in fair value resulting from valuation inputs or assumptions	(8,201)	(528)
Sales of servicing rights	(3)	(5,862)
Other	(1,947)	(1,719)
Balance at end of period	$48,370	$21,165

SBA Servicing Rights
The Company used a discount rate of 7.50 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$788	$484
Additions	293	195
Amortization, including prepayments	(45)	(15)
Impairment	—	—
Balance at end of period	$1,036	$664
NOTE 7 – OTHER REAL ESTATE OWNED
The following table presents the activity in OREO for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$1,097	$423
Additions	147	534
Sales and net direct write-downs	(919)	(437)
Net change in valuation allowance	—	(22)
Balance at end of period	$325	$498
The following table presents the activity in the OREO valuation allowance for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$70	$32
Additions	—	22
Balance at end of period	$70	$54
The following table presents expenses related to foreclosed assets included in Loan Servicing and Foreclosure Expenses on the Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Net gain on sales	$37	$17
Operating expenses, net of rental income	—	—
Total	$37	$17
The Company did not provide loans for sale of OREO during the three months ended March 31, 2016 or 2015.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At March 31, 2016, the Company had goodwill of $39.2 million related to the following acquisitions: Banco Popular North America's Southern California branches (BPNA branches), RenovationReady, CS Financial, Private Bank of California, and Beach Business Bank.
The Company tests its goodwill for impairment annually as of August 31 (the Measurement Date). At the Measurement Date, the Company, in accordance with ASC 350-20-35-3, evaluates, based on the weight of evidence, the significance of all qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The assessment of qualitative factors at the most recent Measurement Date indicated that it was not more likely than not that impairment existed; as a result, no further testing was performed.
Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of March 31, 2016, the weighted average remaining amortization period for core deposit intangibles was approximately 7.2 years. Customer relationship intangible, related to the RenovationReady acquisition, is amortized over its useful life of 5.0 years. As of March 31, 2016, the remaining amortization period for customer relationship intangible was approximately 2.8 years. Trade name intangibles, related to the RenovationReady and CS Financial acquisitions, have indefinite useful lives. The following table presents a summary of other intangible assets as of the dates indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
March 31, 2016
Core deposit intangibles	$30,904	$14,228	$16,676
Customer relationship intangible	670	290	380
Trade name intangibles	780	—	780
December 31, 2015
Core deposit intangibles	$30,904	$12,939	$17,965
Customer relationship intangible	670	257	413
Trade name intangibles	780	—	780
Aggregate amortization of intangible assets was $1.3 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively. The following table presents estimated future amortization expenses as of March 31, 2016:

	Remainder of 2016	2017	2018	2019	2020 and After	Total
	(In thousands)
Estimated future amortization expense	$3,624	$4,066	$3,205	$2,202	$3,959	$17,056
The Company realigned its management reporting structure at December 31, 2014, and accordingly its segment reporting structures and goodwill reporting units. In connection with the realignment, management reallocated goodwill to the new reporting units using a relative fair value approach. The carrying values of goodwill allocated to the reportable segments were $37.1 million and $2.1 million to the Commercial Banking segment and Mortgage Banking segment, respectively, at March 31, 2016. See Note 20 for additional information.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At March 31, 2016, $200.0 million of the Bank's advances from the FHLB were fixed-rate and had interest rates ranging from 0.50 percent to 1.61 percent with a weighted average interest rate of 0.89 percent and $995.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.48 percent. At December 31, 2015, $200.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.50 percent to 1.61 percent with a weighted average interest rate of 0.89 percent, and $730.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.27 percent.
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At March 31, 2016 and December 31, 2015, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $3.41 billion and $3.38 billion, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $41.0 million and $39.2 million at March 31, 2016 and December 31, 2015, respectively. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $1.07 billion at March 31, 2016.
The Bank maintained a line of credit of $16.4 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $43.1 million with no outstanding borrowings at March 31, 2016. The Bank also maintained available unsecured federal funds lines with correspondent banks totaling $85.0 million.
On March 30, 2015, Banc of California, Inc. established a line of credit of $20.0 million with an unaffiliated financial institution. The line had an original maturity date of March 28, 2016, which was extended to May 27, 2016, and a floating interest rate equal to a LIBOR rate plus 2.25 percent or a prime rate. The proceeds of the line are to be used for working capital purposes. The Company had no outstanding borrowings under this line of credit at March 31, 2016. The Company extended and increased this line of credit to $75.0 million on April 20, 2016, with a maturity date of April 18, 2017 under the same interest rate terms.
NOTE 10 – SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
As of March 31, 2016, securities sold under repurchase agreements $257.1 million with a weighted average interest rate of 0.69 percent. The interest rates are fixed for the term of the agreements, with interest rates ranging from 0.67 percent to 0.70 percent. All outstanding repurchase agreements are short-term in nature with original maturities of 30 days or less. The Company did not have any outstanding securities sold under agreements to repurchase at December 31, 2015.
These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. government agency mortgage-backed securities with a fair value of $272.3 million, as of March 31, 2016.
The Company maintained unused repurchase agreements of up to $592.9 million, subject to pledging additional investment securities, at March 31, 2016.

NOTE 11 – LONG TERM DEBT
Senior Notes
On April 23, 2012, the Company completed the issuance and sale of $33.0 million aggregate principal amount of its 7.50 percent Senior Notes due April 15, 2020 (the Senior Notes I) in an underwritten public offering at a price to the public of $25.00 per Senior Note I. Net proceeds after discounts were approximately $31.7 million.
On December 6, 2012, the Company completed the issuance and sale of an additional $45.0 million aggregate principal amount of the Senior Notes I in an underwritten public offering at a price to the public of $25.00 per Senior Note I, plus accrued interest from October 15, 2012. Net proceeds after discounts, including a full exercise of the $6.8 million underwriters’ overallotment option on December 7, 2012, were approximately $50.1 million.
On April 15, 2016, the Company completed the redemption of all of its outstanding Senior Notes I. See Note 22 for additional information.
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
The Senior Notes II are the Company’s senior unsecured debt obligations and rank equally with all of the Company’s other present and future unsecured unsubordinated obligations. The Company makes interest payments on the Senior Notes II semi-annually in arrears.
The Senior Notes II will mature on April 15, 2025. The Company may, at its option, on any scheduled interest payment date for the Senior Notes II, redeem the Senior Notes II in whole at any time or in part from time to time, in each case on not less than 30 nor more than 60 days’ prior notice. The Senior Notes II will be redeemable at a redemption price equal to 100 percent of the principal amount of the Senior Notes II to be redeemed plus accrued and unpaid interest to the date of redemption.
The Indenture contains several covenants which, among other things, restrict the Company’s ability and the ability of the Company’s subsidiaries to dispose of or incur liens on the voting stock of certain subsidiaries and also contains customary events of default.
Tangible Equity Units – Amortizing Notes
On May 21, 2014, the Company issued and sold $69.0 million of 8.00 percent tangible equity units (TEUs) in an underwritten public offering. A total of 1,380,000 TEUs were issued, including 180,000 TEUs issued to the underwriter upon exercise of its overallotment option, with each TEU having a stated amount of $50.00. Each TEU is comprised of (i) a prepaid stock purchase contract (each a Purchase Contract) that will be settled by delivery of a specified number of shares of Company Common Stock and (ii) a junior subordinated amortizing note due May 15, 2017 (each an Amortizing Note) that has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50 percent per annum and has a scheduled final installment payment date of May 15, 2017. The Company has the right to defer installment payments on the Amortizing Notes at any time and from time to time, subject to certain restrictions, so long as such deferral period does not extend beyond May 15, 2019.
The Purchase Contracts and Amortizing Notes are accounted for separately. The Purchase Contract component of the TEUs is recorded in Additional Paid in Capital on the Consolidated Statements of Financial Condition. The Amortizing Note component is recorded in Long Term Debt on the Consolidated Statements of Financial Condition. The relative fair values of the Amortizing Notes and Purchase Contracts were estimated to be approximately $14.6 million and $54.4 million, respectively. Total issuance costs associated with the TEUs were $4.0 million (including the underwriter discount of $3.3 million), of which $857 thousand was allocated to the liability component and $3.2 million was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs is being amortized over the term of the Amortizing Notes. See Note 16 for additional information.

NOTE 12 – INCOME TAXES
For the three months ended March 31, 2016 and 2015, income tax expense was $13.3 million and $9.5 million, respectively, and the effective tax rate was 40.3 percent and 43.1 percent, respectively. The Company’s effective tax rate decreased for the three months ended March 31, 2016 due to the accrual and settlement of an amount related to the Internal Revenue Service's examination of 2010 and 2011 tax years as well as a higher state income tax rate during the three months ended March 31, 2015.
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, projected future taxable income and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized. Therefore, no valuation allowance was provided against the net deferred tax assets of $7.4 million and $11.3 million at March 31, 2016 and December 31, 2015, respectively.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no unrecognized tax benefits at March 31, 2016 and December 31, 2015. At March 31, 2016 and December 31, 2015, the Company had no accrued interests or penalties. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to the assessment of U.S. federal income tax for years before 2012.The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2011 (other state income and franchise tax statutes of limitations vary by state).
ASU 2014-01 was adopted effective January 1, 2015. Under this standard, amortization of qualified low income housing investments is reported within income tax expense. See Note 1 for additional information.

NOTE 13 – MORTGAGE BANKING ACTIVITIES
The Bank originates conforming SFR mortgage loans and sells these loans in the secondary market. The amount of net revenue on mortgage banking activities is a function of mortgage loans originated for sale and the fair values of these loans and related derivatives. Net revenue on mortgage banking activities includes mark to market pricing adjustments on loan commitments and forward sales contracts, and initial capitalized value of MSRs.
During the three months ended March 31, 2016, the Bank originated $1.02 billion and sold $976.1 million of conforming SFR mortgage loans in the secondary market. The net gain and margin were $29.7 million and 2.90 percent, respectively, and loan origination fees were $4.0 million for the three months ended March 31, 2016. Included in the net gain is the initial capitalized value of our MSRs, which totaled $8.4 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended March 31, 2016.
During the three months ended March 31, 2015, the Bank originated $1.01 billion and sold $927.7 million of conforming SFR mortgage loans in the secondary market. The net gain and margin were $34.4 million and 3.41 percent, respectively, and loan origination fees were $3.5 million for the three months ended March 31, 2015. Included in the net gain is the initial capitalized value of our MSRs, which totaled $9.8 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended March 31, 2015.
The decrease in net gain, despite increases in both originations and sales, was due mainly to a $9.6 million decrease in recognized fair values of derivative instruments related to mortgage banking activities, partially offset by a $6.2 million increase in gain on sale. The decrease in fair value of hedging instruments was due to generally lower interest rates and the increase in gain on sales was due to the increased sales volume.
Mortgage Loan Repurchase Obligations
In addition to net revenue on mortgage banking activities, the Company records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Total provision for loan repurchases was $379 thousand and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. Of these total provisions for loan repurchases, the Company recorded an initial provision for loan repurchases of $738 thousand and $483 thousand for the three months ended March 31, 2016 and 2015, respectively, against net revenue on mortgage banking activities.
The following table presents a summary of activity in the reserve for losses on repurchased loans for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$9,700	$8,303
Provision for loan repurchases	379	1,328
Utilization of reserve for loan repurchases	(298)	(1,199)
Balance at end of period	$9,781	$8,432
In addition to the reserve for losses on repurchased loans at March 31, 2016, the Company may receive repurchase demands in future periods that could be material to the Company's financial position or results of operations. The Company believes that all known or probable and estimable demands were adequately reserved for at March 31, 2016.
NOTE 14 – RISK MANAGEMENT AND DERIVATIVE INSTRUMENTS
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
The net losses relating to these derivative instruments used for mortgage banking activities were $6.3 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively, and are included in Net Revenue on Mortgage Banking Activities on the Consolidated Statements of Operations.
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
During the year ended December 31, 2015, the Company exited the underlying hedged items related to interest rate swaps designated as cash flow hedges. As a result, the Company discontinued hedge accounting related to these interest rate swaps, and reclassified the fair value of the derivatives from AOCI into earnings. At September 30, 2015, the fair value of these derivative instruments discontinued from hedge accounting was $918 thousand, which was reclassified into earnings. During the three months ended March 31, 2016, the Company recognized a total loss of $1.4 million in Other Income in the Consolidated Statements of Operations.
Interest Rate Swaps and Caps on Loans: The Company offers interest rate swaps and caps products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These swaps and caps are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities on the Consolidated Statement of Financial Condition. The changes in fair value are recorded in Other Income in the Consolidated Statements of Operations. During three months ended March 31, 2016, changes in fair value recorded through Other Income in the Consolidated Statements of Operations were insignificant.
The following table presents the amount and market value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated. Note 3 contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	March 31, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Included in assets:
Interest rate lock commitments	$368,797	$11,700	$262,135	$7,343
Mandatory forward commitments	104,582	465	468,740	1,130
Interest rate swaps on deposits and other borrowings	—	—	25,000	331
Interest rate swaps and cap on loans with customers	23,239	123	27,467	238
Total included in assets	$496,618	$12,288	$783,342	$9,042
Included in liabilities:
Interest rate lock commitments	$13,587	$92	$16,790	$88
Mandatory forward commitments	777,637	4,936	215,272	300
Interest rate swaps on deposits and other borrowings	75,000	1,392	50,000	441
Interest rate swaps and caps on loans with correspondent bank	23,239	123	27,467	238
Total included in liabilities	$889,463	$6,543	$309,529	$1,067

NOTE 15 – EMPLOYEE STOCK COMPENSATION
Share-based Compensation Expense
For the three months ended March 31, 2016 and 2015, share-based compensation expense was $3.8 million and $1.7 million, respectively, and the related tax benefits were $1.6 million and $694 thousand, respectively. Share-based compensation expense on stock appreciation rights was $13 thousand and $42 thousand, respectively, and the related tax benefits were $5 thousand and $18 thousand, respectively, for the three months ended March 31, 2016 and 2015.
On July 16, 2013, the Company’s stockholders approved the Company’s 2013 Omnibus Stock Incentive Plan (the 2013 Omnibus Plan). Upon the approval of the 2013 Omnibus Plan, the Company ceased being able to grant new awards under the Company’s 2011 Omnibus Incentive Plan or any prior equity incentive plans. The 2013 Omnibus Plan provides that the aggregate number of shares of Company common stock that may be subject to awards under the 2013 Omnibus Plan will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of March 31, 2016, based on the number of shares then registered for issuance under the 2013 Omnibus Plan, 1,523,318 shares were available for future awards under the 2013 Omnibus Plan.
Unrecognized Share-based Compensation Expense
The following table presents unrecognized share-based compensation expense as of March 31, 2016:

	March 31, 2016
	Unrecognized Expense	Average Expected Recognition Period
	($ in thousands)
Stock option awards	$1,436	3.3 years
Restricted stock awards and restricted stock units	13,833	3.7 years
Stock appreciation rights	9	1.1 years
Total	$15,278	3.7 years
Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price immediately before the grant date, and generally have a three to five year vesting period and contractual terms of seven to ten years.
The following table represents stock option activity as of and for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	960,879	$12.86	6.9 years	$796
Granted	80,000	$14.62	9.8 years
Exercised	—	$—	0.0 years
Forfeited	(30,000)	$11.36	6.7 years
Outstanding at end of period	1,010,879	$13.05	7.1 years	$1,973
Exercisable at end of period	410,863	$12.70	5.9 years	$1,973

The following table represents changes in unvested stock options as of and for the three months ended March 31, 2016:

	Three Months Ended
	March 31, 2016
	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of period	566,266	$12.99
Granted	80,000	$14.62
Vested	(16,250)	$12.61
Forfeited	(30,000)	$11.36
Outstanding at end of period	600,016	$13.29
Restricted Stock Awards and Restricted Stock Units
The Company also has granted restricted stock awards and restricted stock units to certain employees, officers and directors. The restricted stock awards and units are valued at the closing price of the Company’s stock on the date of award. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally when vested or, in the case of restricted stock units, when settled.
The following table represents unvested restricted stock awards and restricted stock units activity as of and for the three months ended March 31, 2016:

	Three Months Ended
	March 31, 2016
	Number of Shares	Weighted- Average Price per Share
Outstanding at beginning of period	1,516,361	$12.40
Granted (1)	729,587	$14.62
Vested	(143,808)	$15.17
Forfeited	(161,352)	$13.42
Outstanding at end of period	1,940,788	$12.94

(1)
Aggregate performance-based shares of 672,757 are included in the number of granted shares, but not considered in the weighted average exercise price per share. These awards are linked to certain performance conditions relating to profitability and regulatory standing and actual amounts of stock released upon vesting will be determined by the Compensation, Nominating, and Corporate Governance Committee upon the Committee's certification of the satisfaction of the target level of performance.

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
The SARs originally were to be settled in cash and the compensation expense for the SARs was recognized over the vesting period based on the fair value as calculated using Black Scholes as of the grant date and adjusted each quarter. On December 13, 2013 (the Conversion Date), the Company amended the Initial SAR agreement to provide that the SARs be settled in shares of voting common stock rather than cash, with all other terms remaining substantially the same. Compensation expense has been recognized over the expected term of the SARs based on the fair value as calculated using Black Scholes as of the Conversion Date for the SARs issued before the Conversion Date and as of the grant dates for the SARs issued after the Conversion Date.

The SAR agreement, as amended, provides that the SARs (whether vested or unvested) confer dividend equivalent rights. The SAR agreement originally contained an anti-dilution provision pursuant to which additional SARs (Additional SARs) had been issued to the Company’s chief executive officer with a base price determined as of the date of issuance, but otherwise with the same terms and conditions (including vesting and dividend equivalent rights) as the Initial SAR. These Additional SARs had been issued upon the Company’s subsequent issuances of shares of common stock; however, the anti-dilution adjustment did not apply to certain issuances of common stock for compensatory purposes as described more fully under the terms of the SAR agreement. On March 2, 2016, the chief executive officer entered into a letter agreement pursuant to which he voluntarily waived the right to Additional SARs that would otherwise have been issued with respect to the Company’s common stock offering completed on March 8, 2016. On March 24, 2016, concurrent with entering into a new employment agreement with the Company, the chief executive officer entered into a letter agreement that eliminated the anti-dilution provision of the Initial SAR.
The Initial SAR and Additional SARs have the same vesting and dividend equivalent terms, except for an additional SAR for 300,219 shares granted on May 21, 2014 (Additional TEU SAR) to the Company’s chief executive officer relating to a public offering of the Company’s tangible equity units (TEUs). Each TEU is comprised of a prepaid stock purchase contract (each, a Purchase Contract) and a junior subordinated amortizing note due May 15, 2017 issued by the Company (each, an Amortizing Note).The Purchase Contracts are settled in shares of the Company’s voting common stock based on a maximum settlement rate (subject to adjustment) and a minimum settlement rate (subject to adjustment) as more fully described under Note 16. The number of settlement shares underlying the Additional TEU SAR was calculated using the initial maximum settlement rate and, therefore, the number of shares underlying the Additional TEU SAR is subject to adjustment and forfeiture if the aggregate number of shares of stock issued in settlement of any single Purchase Contract is less than the initial maximum settlement rate. The Additional TEU SAR vests in full on May 21, 2017, which is the date each Purchase Contract is required to be settled in shares of voting common stock, unless settled earlier at the holder’s option. Until the Additional TEU SAR vests in full on May 21, 2017 or accelerates in vesting due to early settlement of a Purchase Contract at the holders' option, the Additional TEU SAR has no dividend equivalent rights and the shares underlying the Additional TEU SAR are subject to forfeiture.
The following table represents SARs activity as of and for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	1,561,681	$11.60	6.6 years	$4,716
Granted	—	$—	0.0 years	$—
Exercised	—	$—	0.0 years	$—
Forfeited	(2,222)	$10.09	6.4 years	$—
Outstanding at end of period	1,559,459	$11.60	6.4 years	$9,198
Exercisable at end of period	1,548,620	$11.61	6.4 years	$9,117
The following table represents changes in unvested SARs as of and for the three months ended March 31, 2016:

	Three Months Ended
	March 31, 2016
	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of period	25,963	$10.09
Granted	—	$—
Vested	(12,902)	$10.09
Forfeited	(2,222)	$10.09
Outstanding at end of period	10,839	$10.09

NOTE 16 – STOCKHOLDERS’ EQUITY
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
On November 1, 2010, the Company also issued warrants to COR Advisors LLC, an entity controlled by Steven A. Sugarman, who became a director of the Company on that date and later became President and Chief Executive Officer of the Company, to purchase up to 1,395,000 shares of non-voting common stock at an exercise price of $11.00 per share, subject to certain adjustments to the number of shares underlying the warrants as well as certain adjustments to the warrant exercise price as applicable. Subsequent to their original issuance, warrants for the right to purchase 960,000 shares of non-voting common stock were transferred to Mr. Sugarman and his spouse through a living trust, and warrants for the right to purchase 435,000 shares of non-voting common stock were transferred to Jeffrey T. Seabold, Executive Vice President and Chief Banking Officer of the Bank. These warrants vested in tranches, with each tranche being exercisable for five years after the tranche's vesting date. With respect to the warrants transferred to Mr. Sugarman, 50,000 shares vested on October 1, 2011 and the remainder vested in seven equal quarterly installments beginning January 1, 2012 and ending on July 1, 2013. With respect to the warrants transferred to Mr. Seabold, 95,000 shares vested on January 1, 2011; 130,000 shares vested on each of April 1 and July 1, 2011, and 80,000 shares vested on October 1, 2011.
On December 8, 2015 and March 9, 2016, Mr. Seabold exercised 95,000 and 130,000, respectively, of his warrants using a cashless (net) exercise, resulting in a net number of shares of non-voting common stock issued in the aggregate of 37,355 and 53,711, respectively. Based on automatic adjustments to the original $11.00 exercise price, the exercise price at the time of exercise was $9.04 and $8.90 per share, respectively. As a result of these exercises, Mr. Seabold now holds warrants to purchase 210,000 shares of non-voting common stock.
Under the terms of the respective warrant agreements, the warrants are exercisable for voting common stock in lieu of non-voting common stock following the transfer of the warrants in a widely dispersed offering or in other limited circumstances. Based on automatic adjustments to the original $11.00 exercise price, the Company has determined that the exercise price for these warrants was $8.90 per share as of March 31, 2016. The terms and issuance of the foregoing warrants were approved by the Company's stockholders at a special meeting held on October 25, 2010.
Common Stock
On March 8, 2016, the Company issued and sold 4,850,000 shares of its voting common stock in an underwritten public offering, for gross proceeds of approximately $66.5 million. On the same date, the Company issued an additional 727,500 shares of voting common stock upon the exercise in full by the underwriters of their 30-day over-allotment option, for additional gross proceeds of approximately $10.5 million.
Preferred Stock
On April 8, 2015, the Company completed the issuance and sale, in an underwritten public offering, of 4,000,000 depositary shares, each representing a 1/40th interest in a share of its 7.375 percent Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference of $1,000 per share (equivalent to $25 per depositary share), for gross proceeds of $96.9 million. The Company also granted the underwriters a 30-day option to purchase up to an additional 600,000 depositary shares to cover over-allotments, which the underwriters exercised in full concurrently, resulting in additional gross proceeds of $14.5 million. A total of 115,000 shares of Series D Non-Cumulative Perpetual Preferred Stock were issued.
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
On April 1, 2016, the Company completed the redemption of all 32,000 outstanding shares of the Company's Non-Cumulative Perpetual Preferred Stock, Series A, and all 10,000 outstanding shares of the Company's Non-Cumulative Perpetual Preferred Stock, Series B. See Note 22 for additional information.

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
From the first business day following the issuance of the TEUs to but excluding the third business day immediately preceding May 15, 2017, a holder of a Purchase Contract may settle its Purchase Contract early, and the Company will deliver to the holder 4.4456 shares of voting common stock. The holder also may elect to settle its Purchase Contract early in connection with a “fundamental change,” in which case the holder will receive a number of shares of voting common stock based on a fundamental change early settlement rate. The Company may elect to settle all Purchase Contracts early by delivering to each holder 5.1124 shares of voting common stock or, under certain circumstances, by delivering 4.4456 shares of voting common stock. As of March 31, 2016, a total of 1,323,055 Purchase Contracts had been settled early by their holders, resulting in the issuance by the Company of 5,881,766 shares of voting common stock. As of March 31, 2016, 56,945 Purchase Contracts remained outstanding.
Each Amortizing Note has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50 percent per annum and has a scheduled final installment payment date of May 15, 2017. On each August 15, November 15, February 15 and May 15, commencing on August 15, 2014, the Company will pay holders of Amortizing Notes equal quarterly cash installments of $1.00 per Amortizing Note (or, in the case of the installment payment due on August 15, 2014, $0.933333 per Amortizing Note) (such installments, the installment payments), which installment payments in the aggregate will be equivalent to a 8.00 percent cash distribution per year with respect to each $50.00 stated amount of TEUs. Each installment payment will constitute a payment of interest (at a rate of 7.50 percent per annum) and a partial repayment of principal on each Amortizing Note. The Company has the right to defer installment payments at any time and from time to time, subject to certain restrictions, so long as such deferral period does not extend beyond May 15, 2019. If the Company elects to settle the Purchase Contracts early, the holders of the Amortizing Notes will have the right to require the Company to repurchase the Amortizing Notes. As of March 31, 2016 and December 31, 2015, the Amortizing Notes totaled $6.4 million and $7.5 million, respectively, net of unamortized discounts, and were included in Long Term Debt on the Consolidated Statements of Financial Condition.

Change in Accumulated Other Comprehensive Income
The Company’s AOCI includes unrealized gain (loss) on securities available-for-sale and unrealized gain on cash flow hedge. Changes to AOCI are presented net of tax effect as a component of equity. Reclassifications from AOCI are recorded on the Consolidated Statements of Operations either as a gain or loss. The following table presents changes to AOCI for the periods indicated:

	Three Months Ended
	Securities Available-for-Sale	Cash Flow Hedge	Total
	(In thousands)
March 31, 2016
Unrealized gain (loss)
Balance at beginning of period	$(2,995)	$—	$(2,995)
Unrealized gain arising during the period	26,809	—	26,809
Reclassification adjustment from other comprehensive income	(16,789)	—	(16,789)
Tax effect of current period changes	(4,190)	—	(4,190)
Total changes, net of taxes	5,830	—	5,830
Balance at end of period	$2,835	$—	$2,835
March 31, 2015
Unrealized gain (loss)
Balance at beginning of period	$509	$(136)	$373
Unrealized gain (loss) arising during the period	3,330	(180)	3,150
Reclassification adjustment from other comprehensive income	2	—	2
Tax effect of current period changes	(1,403)	76	(1,327)
Total changes, net of taxes	1,929	(104)	1,825
Balance at end of period	$2,438	$(240)	$2,198

NOTE 17 – REGULATORY CAPITAL MATTERS
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Amount	Ratio	Minimum Capital Requirement	Ratio	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions	Ratio
	($ in thousands)
March 31, 2016
Banc of California, Inc.
Total risk-based capital ratio	$840,448	13.59%	$494,858	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	814,569	13.17%	371,144	6.00%	N/A	N/A
Common equity tier 1 capital ratio	503,561	8.14%	278,358	4.50%	N/A	N/A
Tier 1 leverage ratio	814,569	9.27%	351,322	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$865,712	14.03%	$493,805	8.00%	$617,256	10.00%
Tier 1 risk-based capital ratio	828,539	13.42%	370,354	6.00%	493,805	8.00%
Common equity tier 1 capital ratio	828,539	13.42%	277,765	4.50%	401,217	6.50%
Tier 1 leverage ratio	828,539	9.44%	351,104	4.00%	438,880	5.00%
December 31, 2015
Banc of California, Inc.
Total risk-based capital ratio	$635,291	11.18%	$454,515	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	608,644	10.71%	340,887	6.00%	N/A	N/A
Common equity tier 1 capital ratio	417,894	7.36%	255,665	4.50%	N/A	N/A
Tier 1 leverage ratio	608,644	8.07%	301,761	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$763,522	13.45%	$454,192	8.00%	$567,739	10.00%
Tier 1 risk-based capital ratio	725,922	12.79%	340,644	6.00%	454,192	8.00%
Common equity tier 1 capital ratio	725,922	12.79%	255,483	4.50%	369,031	6.50%
Tier 1 leverage ratio	725,922	9.64%	301,232	4.00%	376,540	5.00%
In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. The Company and the Bank became subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in through 2019.
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

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short term commitments and securitization exposures.

•	Expands the recognition of collateral and guarantors in determining risk-weighted assets.

•	Removes references to credit ratings consistent with the Dodd Frank Act and establishes due diligence requirements for securitization exposures.

NOTE 18 – EARNINGS PER COMMON SHARE
Computations of basic and diluted EPS are provided below.

	Three Months Ended
	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
March 31, 2016
Basic:
Net income	$19,662	$25	$19,687
Less: income allocated to participating securities	(360)	—	(360)
Less: participating securities dividends	(186)	—	(186)
Less: preferred stock dividends	(4,569)	(6)	(4,575)
Net income allocated to common stockholders	$14,547	$19	$14,566
Weighted average common shares outstanding	39,946,412	50,340	39,996,752
Basic earnings per common share:	$0.36	$0.36	$0.36
Diluted:
Net income allocated to common stockholders	$14,547	$19	$14,566
Additional income allocation for class B dilutive shares	(172)	172	—
Adjusted net income allocated to common stockholders	$14,375	$191	$14,566
Weighted average common shares outstanding for basic EPS	39,946,412	50,340	39,996,752
Add: Dilutive effects of restricted stock units	138,644	—	138,644
Add: Dilutive effects of purchase contracts	—	—	—
Add: Dilutive effects of stock options	137,195	—	137,195
Add: Dilutive effects of warrants	—	479,025	479,025
Average shares and dilutive common shares	40,222,251	529,365	40,751,616
Diluted earnings per common share	$0.36	$0.36	$0.36
March 31, 2015
Basic:
Net income	$12,560	$14	$12,574
Less: income allocated to participating securities	(272)	—	(272)
Less: participating securities dividends	(173)	—	(173)
Less: preferred stock dividends	(909)	(1)	(910)
Net income allocated to common stockholders	$11,206	$13	$11,219
Weighted average common shares outstanding	37,831,035	42,218	37,873,253
Basic earnings per common share	$0.30	$0.30	$0.30
Diluted:
Net income allocated to common stockholders	$11,206	$13	$11,219
Additional income allocation for class B dilutive shares	(85)	85	—
Adjusted net income allocated to common stockholders	$11,121	$98	$11,219
Weighted average common shares outstanding for basic EPS	37,831,035	42,218	37,873,253
Add: Dilutive effects of restricted stock units	146,876	—	146,876
Add: Dilutive effects of purchase contracts	—	—	—
Add: Dilutive effects of stock options	626	—	626
Add: Dilutive effects of warrants	—	283,911	283,911
Average shares and dilutive common shares	37,978,537	326,129	38,304,666
Diluted earnings per common share	$0.29	$0.30	$0.29
For the three months ended March 31, 2016, there were 32,878 options for common stock that were not considered in computing diluted earnings per common share, because they were anti-dilutive. For the three months ended March 31, 2015, there were 797,514 options for common stock that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

NOTE 19 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Risk of credit loss exists up to the face amount of these instruments. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.
The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	March 31, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit	$59,085	$127,837	$40,312	$99,026
Unused lines of credit	3,164	579,175	6,044	508,295
Letters of credit	760	14,213	2,611	11,278
Commitments to make loans are generally made for periods of 30 days or less.
As of March 31, 2016, total forward commitments were $882.2 million. These commitments consisted of to-be-announced (TBAs) of $825.0 million and best efforts contracts of $57.2 million. Additionally, the Company had IRLCs of $382.4 million at March 31, 2016.

NOTE 20 – SEGMENT REPORTING
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
The principal business of the Commercial Banking segment consists of attracting deposits and investing these funds primarily in commercial, consumer and real estate secured loans. The principal business of the Mortgage Banking segment is originating conforming SFR loans and selling these loans in the secondary market. The principal business of the Financial Advisory segment is operated by The Palisades Group and provides services related to the purchase, sale and management of SFR mortgage loans. The Corporate/Other segment includes the holding company. The Corporate/Other segment engages in business activities through the sale of other real estate owned and loans held at the holding company and incurs interest expense on debt as well as non-interest expense for corporate related activities. During the fourth quarter of 2015, the Company developed a measurement method to allocate centrally incurred costs to its operating segments. The Company allocates shared service costs within Commercial Banking noninterest expense, as well as Corporate/Other noninterest expense, to the respective operating segments. These allocations of centrally incurred costs resulted in a reduction of noninterest expense for Commercial Banking and Corporate/Other, in the amount of $3.9 million and $3.5 million, respectively, for the three months ended March 31, 2016, and $2.6 million and $2.0 million, respectively, for the three months ended March 31, 2015. Additionally, these allocations resulted in an increase of noninterest expense for Mortgage Banking and Financial Advisory, in the amount of $6.8 million and $602 thousand, respectively, for the three months ended March 31, 2016, and $4.3 million and $272 thousand, respectively, for the three months ended March 31, 2015.
On April 4, 2016, the Company entered into an agreement to sell all of its membership interests in The Palisades Group. See Note 22 for additional information.
The following table represents the operating segments’ financial results and other key financial measures as of or for the three months ended March 31, 2016 and 2015:

	As of or For the Three Months Ended
	Commercial Banking	Mortgage Banking	Financial Advisory	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
March 31, 2016
Net interest income	$71,527	$3,172	$—	$(4,282)	$—	$70,417
Provision for loan and lease losses	321	—	—	—	—	321
Noninterest income	22,831	28,131	1,815	—	(818)	51,959
Noninterest expense	50,267	37,273	2,378	—	(818)	89,100
Income (loss) before income taxes	$43,770	$(5,970)	$(563)	$(4,282)	$—	$32,955
Total assets	$9,096,759	$506,934	$11,763	$259,225	$(257,709)	$9,616,972
March 31, 2015
Net interest income	$51,552	$2,501	$—	$(2,056)	$—	$51,997
Provision for loan and lease losses	—	—	—	—	—	—
Noninterest income	7,855	36,928	2,622	—	(1,425)	45,980
Noninterest expense	40,907	34,145	2,252	—	(1,425)	75,879
Income (loss) before income taxes	$18,500	$5,284	$370	$(2,056)	$—	$22,098
Total assets	$5,684,574	$406,215	$2,987	$25,424	$(21,845)	$6,097,355

NOTE 21 – RELATED-PARTY TRANSACTIONS
General. The Bank has granted loans to certain officers and directors and their related interests. Loans outstanding to officers and directors and their related interests amounted to $1.1 million and $236 thousand at March 31, 2016 and December 31, 2015, respectively, each of which were performing in accordance with their respective terms. These loans are made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. The Bank has an Employee Loan Program (the Program) which is available to all employees and offers executive officers, directors and principal stockholders that meet the eligibility requirements the opportunity to participate on the same terms as employees generally, provided that any loan to an executive officer, director or principal stockholder must be approved by the Bank’s Board of Directors. The sole benefit provided under the Program is a reduction in loan fees.
Deposits from principal officers, directors, and their related interests amounted to $3.8 million and $2.5 million at March 31, 2016 and December 31, 2015, respectively.
Underwriting Services. Keefe, Bruyette & Woods, Inc., a Stifel company, acted as an underwriter of public offerings of the Company’s securities in 2016, 2015 and 2014. Halle J. Benett, a director of the Company and the Bank, is employed as a Managing Director and Head of the Diversified Financials Group at Keefe, Bruyette & Woods, Inc. The details of these underwritten public offerings are as follows:

•
On March 8, 2016, the Company issued and sold 5,577,500 shares of its voting common stock. Pursuant to an underwriting agreement with the Company entered into on March 2, 2016 for that offering, Keefe, Bruyette & Woods, Inc. received gross underwriting fees and commissions from the Company of approximately $1.0 million (less estimated expenses, the amount was $846 thousand).

•
On February 8, 2016, the Company issued and sold 5,000,000 depositary shares (Series E Depositary Shares) each representing a 1/40th ownership interest in a share of 7.00 percent Non-Cumulative Perpetual Preferred Stock, Series E, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share).  Pursuant to an underwriting agreement entered into with the Company for that offering on February 1, 2016, Keefe, Bruyette & Woods, Inc. received gross underwriting fees and commission from the Company of approximately $944 thousand (less estimated expenses, the amount was $849 thousand).

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
Advances under the Teleios line of credit are secured by life insurance policies purchased by Teleios that have a market value in excess of the balance of the advances under the line of credit. As of March 31, 2016 and December 31, 2015, outstanding advances by the Bank (and the largest aggregate amount outstanding) under the Teleios line of credit were $6.8 million and $3.6 million, respectively. Interest on the outstanding balance under the Teleios line of credit accrues at the Prime Rate plus a margin. During the three months ended March 31, 2016 and the year ended December 31, 2015, no principal, and $57 thousand and $14 thousand, respectively, in interest was paid by Teleios on the line of credit to the Bank.

Effective June 26, 2015, the Bank provides a $35.0 million committed revolving repurchase facility (the Sabal repurchase facility) to Sabal TL1, LLC, a Delaware limited liability company, with a maximum funding amount of $40.0 million in certain situations. At the time the facility was executed, Sabal TL1, LLC was controlled by an affiliate of Oaktree Capital Management, L.P. Under the Sabal repurchase facility, commercial mortgage loans originated by Sabal are purchased from Sabal by the Bank, together with a simultaneous agreement by Sabal to repurchase the commercial mortgage loans from the Bank at a future date. The advances under the Sabal repurchase facility are secured by commercial mortgage loans that have a market value in excess of the balance of the advances under the facility. During the three months ended March 31, 2016 and the year ended December 31, 2015, the largest aggregate amount of principal outstanding under the Sabal repurchase facility was $31.6 million and $26.3 million, respectively. The amount outstanding as of March 31, 2016 and December 31, 2015 was $3.9 million and $26.3 million, respectively. Interest on the outstanding balance under the Sabal repurchase facility accrues at the six month LIBOR rate plus a margin. $92.6 million and $105.0 million, respectively, in principal, and $244 thousand and $252 thousand, respectively, in interest was paid by Sabal on the facility to the Bank during the three months ended March 31, 2016 and the year ended December 31, 2015.
Securities Purchase Agreement with Oaktree. As noted above, as reported in a Schedule 13-G filed with the SEC on January 16, 2015, OCM owned 3,288,947 shares of the Company’s voting common stock. OCM purchased these shares from the Company on November 7, 2014 at a price of $9.78 per share pursuant to a securities purchase agreement entered into on April 22, 2014 (and amended on October 28, 2014) in order for the Company to raise a portion of the capital to be used to finance the acquisition of select assets and assumption of certain liabilities by the Bank from Banco Popular North America (BPNA) comprising BPNA’S network of 20 California branches (the BPNA Branch Acquisition), which was completed on November 8, 2014. In consideration for its commitment under the securities purchase agreement, OCM was paid at closing an equity support payment from the Company of $1.6 million.
Management Services. Approximately nine months before OCM became a stockholder of the Company, The Palisades Group, LLC (The Palisades Group) and certain affiliates of Oaktree Capital Management, L.P. (collectively, the Oaktree Funds) entered into a management agreement, effective as of January 30, 2014, as amended (the Management Agreement), pursuant to which The Palisades Group serves as the credit manager of pools of SFR mortgage loans held in securitization trusts or other vehicles beneficially owned by the Oaktree Funds. Under the Management Agreement, The Palisades Group is paid a monthly management fee primarily based on the amount of certain designated pool assets and may earn additional fees for advice related to financing opportunities. During the three months ended March 31, 2016 and the year ended December 31, 2015 and 2014, the Oaktree Funds paid The Palisades Group $629 thousand, $5.1 million, and $5.3 million as management fees, respectively, which in some instances represents fees for partial year services. In addition to the Management Agreement, the Bank may from time to time in the future enter into lending transactions with portfolio companies of investment funds managed by Oaktree Capital Management, L.P.
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
The BOLI is a single premium purchase life insurance policy on the lives of a group of designated employees. The Bank is the owner of the policy and beneficiary of the policy. As of the year ended March 31, 2016, the Bank owned $100.7 million in BOLI or approximately 12.2 percent of the Bank's Tier 1 Capital at December 31, 2015. Pursuant to guidelines of the OCC, BOLI holdings by a financial institution must not exceed 25 percent of Tier 1 capital.

Securities Purchase Agreement with Patriot. As noted above, as reported in a Schedule 13-D amendment filed on November 10, 2014 with the SEC, Patriot owned 3,100,564 shares of the Company’s voting common stock as of November 7, 2014, which Patriot reported represented 9.3 percent of the Company’s total shares outstanding as of the dates set forth in the Schedule 13-D. On April 22, 2014, the Company entered into a Securities Purchase Agreement (Patriot SPA) with Patriot to raise a portion of the capital to be used to finance the BPNA Branch Acquisition. The Patriot SPA was due to expire by its terms on October 31, 2014. Prior to such expiration, the Company and Patriot Financial Partners, L.P., Patriot Financial Partners Parallel, L.P., Patriot Financial Partners II, L.P. and Patriot Financial Partners Parallel II, L.P. (together referred to as Patriot Partners) entered into a Securities Purchase Agreement, dated as of October 30, 2014 (New Patriot SPA). Pursuant to the New Patriot SPA, substantially concurrently with the BPNA Branch Acquisition, Patriot Partners purchased from the Company (i) 1,076,000 shares of its voting common stock at a price of $9.78 per share and (ii) 824,000 shares of its voting common stock at a price of $11.55 per share, for an aggregate purchase price of $20.0 million. In consideration for Patriot’s commitment under the New SPA and pursuant the terms of the New SPA, on the closing of the sale of such shares on November 7, 2014, the Company paid Patriot an equity support payment of $538 thousand and also reimbursed Patriot $100 thousand in out-of-pocket expenses.
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
Consulting Services to The Palisades Group. The Company acquired The Palisades Group on September 16, 2013. Effective as of July 1, 2013, prior to the Company’s acquisition of The Palisades Group, The Palisades Group entered into a consulting agreement with Jason Sugarman, the brother of the Company’s and the Bank’s Chairman, President and Chief Executive Officer, Steven A. Sugarman. Jason Sugarman provides advisory services to financial institutions and other institutional clients related to investments in residential mortgages, real estate and real estate related assets and The Palisades Group entered into the consulting agreement with Jason Sugarman to provide these types of services. The consulting agreement is for a term of five years, with a minimum payment of $30 thousand owed at the end of each quarter (or $600 thousand in aggregate quarterly payments over the five-year term of the agreement). These payments do not include any bonuses that may be earned under the agreement. Effective as of March 26, 2015, the bonus amount earned by Jason Sugarman for consulting services he provided during the year ended December 31, 2014 was credited in satisfaction and full discharge of all then currently accrued but unpaid quarterly payments as well as any future quarterly payments specified under the consulting agreement, but not against any future bonuses that he may earn under the consulting agreement. For the three months ended March 31, 2016, no bonus amounts were earned by Jason Sugarman under the consulting agreement. For the years ended December 31, 2015, 2014 and 2013 base and bonus amounts earned by Jason Sugarman under the consulting agreement totaled $30 thousand, $1.2 million, and $121 thousand, respectively. The consulting agreement may be terminated at any time by either The Palisades Group or Jason Sugarman upon 30 days prior written notice. The consulting agreement with Jason Sugarman was later reviewed as a related party transaction and approved by the Compensation, Nominating and Corporate Governance Committee and approved by the disinterested directors of the Board.
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
NOTE 22 – SUBSEQUENT EVENTS
Redemption of Series A and Series B, non-cumulative perpetual preferred stock
On April 1, 2016, the Company completed the redemption of all 32,000 outstanding shares of the Company's Non-Cumulative Perpetual Preferred Stock, Series A, and all 10,000 outstanding shares of the Company's Non-Cumulative Perpetual Preferred Stock, Series B. The shares were redeemed at a redemption price equal to the liquidation amount of $1,000 per share plus the unpaid dividends for the current dividend period to, but excluding, the redemption date. Both the Series A Preferred Stock and the Series B preferred Stock were issued as part of the U.S. Department of the Treasury's Small Business Lending Fund Program.
Sale of The Palisades Group
On April 4, 2016, the Company entered into an agreement to sell its membership interests in The Palisades Group, a Delaware limited liability company and a registered investment adviser under the Investment Advisor Act of 1940, which is a wholly owned subsidiary of the Company, to Palisades Holdings I, LLC, a Delaware limited liability company, which is wholly owned by Stephen Kirch and Jack Macdowell, who currently serve as the Chief Executive Officer and Chief Investment Officer of The Palisades Group, respectively.
Redemption of Senior Notes I
On April 15, 2016, the Company completed the redemption of all of its outstanding Senior Notes I, which had an aggregate outstanding principal amount of $84.8 million, at a redemption price of 100 percent of the principal amount plus accrued and unpaid interest to the redemption date.
Management has evaluated subsequent events through the date of issuance of the financial data included herein. Other than the events discussed above, there have been no subsequent events occurred during such period that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of March 31, 2016.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three months ended March 31, 2016. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016.
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
SELECTED FINANCIAL DATA
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months
	Ended March 31,
	2016	2015
($ in thousands, except per share data)
Selected financial condition data:
Total assets	$9,616,972	$6,097,355
Cash and cash equivalents	215,012	265,402
Loans and leases receivable, net	5,427,223	3,904,370
Loans held-for-sale	863,944	1,240,942
Other real estate owned, net	325	498
Securities available-for-sale	1,663,711	393,586
Securities held-to-maturity	962,262	—
Bank owned life insurance	100,734	19,154
Time deposits in financial institutions	1,500	1,900
FHLB and other bank stock	61,146	39,844
Deposits	6,837,601	4,861,992
Total borrowings	1,712,996	652,668
Total stockholders' equity	867,530	514,160
Selected operations data:
Total interest and dividend income	$84,240	$60,780
Total interest expense	13,823	8,783
Net interest income	70,417	51,997
Provision for loan and lease losses	321	—
Net interest income after provision for loan and lease losses	70,096	51,997
Total noninterest income	51,959	45,980
Total noninterest expense	89,100	75,879
Income before income taxes	32,955	22,098
Income tax expense	13,268	9,524
Net income	19,687	12,574
Dividends paid on preferred stock	4,575	910

Net income available to common stockholders	15,112	11,664
Basic earnings per total common share	$0.36	$0.30
Diluted earnings per total common share	$0.36	$0.29
Performance ratios:
Return on average assets	0.90%	0.86%
Return on average equity	10.38%	9.86%
Dividend payout ratio (1)	33.33%	40.00%
Net interest spread	3.22%	3.55%
Net interest margin (2)	3.39%	3.69%
Ratio of noninterest expense to average total assets	4.06%	5.19%
Efficiency ratio (3)	72.81%	77.45%
Average interest-earning assets to average interest-bearing liabilities	125.63%	122.36%
Asset quality ratios:
Allowance for loan and lease losses	$35,845	$29,345
Nonperforming loans and leases	44,216	42,754
Nonperforming assets	44,541	43,252
Nonperforming assets to total assets	0.46%	0.71%
ALLL to nonperforming loans and leases	81.07%	68.64%
ALLL to total loans and leases	0.66%	0.75%
Capital Ratios:
Total stockholders' equity to total assets	9.02%	8.43%
Average equity to average assets	8.64%	8.72%
Banc of California, Inc.
Total risk-based capital ratio	13.59%	11.55%
Tier 1 risk-based capital ratio	13.17%	10.83%
Common equity tier 1 capital ratio	8.14%	9.01%
Tier 1 leverage ratio	9.27%	7.99%
Banc of California, NA
Total risk-based capital ratio	14.03%	13.58%
Tier 1 risk-based capital ratio	13.42%	12.86%
Common equity tier 1 capital ratio	13.42%	12.86%
Tier 1 leverage ratio	9.44%	9.49%

(1)	Ratio of dividends declared per common share to basic earnings per common share.

(2)	Net interest income divided by average interest-earning assets.

(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

Non-GAAP Financial Measures
Return on Average Tangible Common Equity
Return on average tangible common equity is supplemental financial information determined by a method other than in accordance with GAAP. This non-GAAP measure is used by management in its analysis of the Company's performance. Average tangible common equity is calculated by subtracting average preferred stock, average goodwill, and average other intangible assets from average stockholders’ equity. Banking regulators also exclude goodwill and other intangible assets from stockholders’ equity when assessing the capital adequacy of a financial institution. Management believes the presentation of this financial measure excluding the impact of these items provides useful supplemental information that is essential to a proper understanding of the financial results of the Company, as it provides a method to assess management’s success in utilizing tangible capital. This disclosure should not be viewed as a substitute for results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.
The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	($ in thousands)
Average total stockholders' equity	$762,923	$517,335
Less average preferred stock	(260,959)	(79,877)
Less average goodwill	(39,244)	(31,591)
Less average other intangible assets	(18,601)	(24,720)
Average tangible common equity	$444,119	$381,147

Net income	$19,687	$12,574
Less preferred stock dividends	(4,575)	(910)
Add amortization of intangible assets, net of tax (1)	859	1,004
Adjusted net income	$15,971	$12,668

Return on average equity	10.38%	9.86%
Return on average tangible common equity	14.46%	13.48%

(1)	Utilized a 35 percent tax rate

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
On November 1, 2010, the Company was recapitalized by outside investors with the goal of creating California's Bank: a full-service bank focused on California and, empowering the dreams of California’s diverse private businesses, entrepreneurs and communities.
The Bank is headquartered in Irvine, California and at March 31, 2016, the Bank had 93 California banking locations including 38 full service branches in San Diego, Orange, Santa Barbara, and Los Angeles Counties.
The Company’s vision is to be California’s Bank. It pursues this vision through its mission of empowering California’s diverse private businesses, entrepreneurs and communities. The Company focuses on three core values: operational excellence, superior analytics and entrepreneurialism.
Banc of California’s mission and vision guide its strategic plan. The Company is focused on California and core products and services designed to cater to the unique needs of California's diverse private businesses, entrepreneurs and communities. During 2015, the Bank was awarded an Outstanding rating for CRA activities by the OCC. As of December 31, 2015, we were the largest independent public bank in California with an Outstanding CRA rating.
As part of delivering on our value proposition to clients, we offer a variety of financial products and services designed around our target client in order to serve all of their banking needs. This includes both deposit products offered through the Company's multiple channels that include retail banking, business banking and private banking, as well as lending products including residential mortgage lending, commercial lending, commercial real estate lending, multifamily lending, and specialty lending including SBA lending, commercial specialty finance and construction lending.
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

Highlights

•
Completed the issuance and sale, in an underwritten public offering, of 5,000,000 depositary shares, each representing a 1/40th interest in a share of its 7.00 percent Non-Cumulative Perpetual Preferred Stock, Series E (with 125,000 shares of Series E Non-Cumulative Perpetual Preferred Stock issued) for gross proceeds of $121.1 million on February 8, 2016.

•	Completed the issuance and sale, in an underwritten public offering, of 5,577,500 shares of its voting common stock for gross proceeds of approximately $77.0 million.

•
Net income was $19.7 million for the three months ended March 31, 2016, an increase of $7.1 million, or 56.6 percent, from $12.6 million for the three months ended March 31, 2015. Return on average assets was 0.90 percent and 0.86 percent, respectively, and return on average tangible common equity was 14.46 percent and 13.48 percent, respectively, for the three months ended March 31, 2016 and 2015.

•
Net interest income was $70.4 million for the three months ended March 31, 2016, an increase of $18.4 million, or 35.4 percent, from $52.0 million for the three months ended March 31, 2015. The increase was mainly due to a higher interest income from increased average interest-earning assets, partially offset by a higher interest expense from increased interest-bearing liabilities and a lower average yield on loans and leases. Net interest margin was 3.39 percent and 3.69 percent for the three months ended March 31, 2016 and 2015, respectively.

•
Noninterest income was $52.0 million for the three months ended March 31, 2016, an increase of $6.0 million, or 13.0 percent, from $46.0 million for the three months ended March 31, 2015. The increase in noninterest income related predominantly to the increase in net gain on sale of securities available-for-sale, offset by negative fair value adjustments on mortgage servicing rights and interest rate swaps.

•
Noninterest expense was $89.1 million for the three months ended March 31, 2016, an increase of $13.2 million, or 17.4 percent, from $75.9 million for the three months ended March 31, 2015. The increase was mainly due to the continued expansion of the Company's business footprint.

•
Efficiency ratio was 72.81 percent for the three months ended March 31, 2016, an improvement of 4.64 percent, from 77.45 percent for the three months ended March 31, 2015. The improvement was mainly due to higher increases in net interest income and noninterest income than the increase in noninterest expense.

•
Total assets were $9.62 billion at March 31, 2016, an increase of $1.38 billion, or 16.8 percent, from $8.24 billion at December 31, 2015. Average total assets were $8.83 billion for the three months ended March 31, 2016, an increase of $2.90 billion, or 48.9 percent, from $5.93 billion for the three months ended March 31, 2015. The increase was mainly due to increases in investment securities and loans and leases from the net proceeds of the preferred stock and common stock offerings completed during the three months ended March 31, 2016 as well as higher utilization of FHLB advances and securities sold under repurchase agreements.

•
Loans and leases receivable, net of allowance for loan and lease losses were $5.43 billion at March 31, 2016, an increase of $278.4 million, or 5.4 percent, from $5.15 billion at December 31, 2015. Loans held-for-sale were $863.9 million at March 31, 2016, an increase of $195.1 million, or 29.2 percent, from $668.8 million at December 31, 2015. Average total loans and leases were $6.00 billion for the three months ended March 31, 2016, an increase of $856.0 million, or 16.7 percent, from $5.14 billion for the three months ended March 31, 2015. The increase was due mainly to increased originations of loans and leases during the year ended March 31, 2016.

•
Total deposits were $6.84 billion at March 31, 2016, an increase of $534.5 million, or 8.5 percent, from $6.30 billion at December 31, 2015. Average total deposits were $6.56 billion for the three months ended March 31, 2016, an increase of $1.79 billion, or 37.6 percent, from $4.77 billion for the three months ended March 31, 2015. The increase was mainly due to strong deposit growth across the Company's business units, including strong growth from the private banking business, as well as an increased average balance per account as the Company continues to build stronger relationship with its clients.

RESULTS OF OPERATIONS
The following table presents condensed statements of operations for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share data)
Interest and dividend income	$84,240	$60,780
Interest expense	13,823	8,783
Net interest income	70,417	51,997
Provision for loan and lease losses	321	—
Noninterest income	51,959	45,980
Noninterest expense	89,100	75,879
Income before income taxes	32,955	22,098
Income tax expense	13,268	9,524
Net income	19,687	12,574
Preferred stock dividends	4,575	910
Net income available to common stockholders	$15,112	$11,664
Basic earnings per total common share	$0.36	$0.30
Diluted earnings per total common share	$0.36	$0.29
For the three months ended March 31, 2016, net income was $19.7 million, an increase of $7.1 million from $12.6 million for the three months ended March 31, 2015. Preferred stock dividends were $4.6 million and $910 thousand for the three months ended March 31, 2016 and 2015, respectively, and net income available to common stockholders was $15.1 million and $11.7 million for the three months ended March 31, 2016 and 2015, respectively.

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	($ in thousands)
Interest-earning assets:
Total loans and leases (1)	$5,995,436	$67,144	4.50%	$5,139,399	$58,155	4.59%
Securities	2,128,882	16,047	3.03%	354,475	1,927	2.20%
Other interest-earning assets (2)	219,849	1,049	1.92%	219,892	698	1.29%
Total interest-earning assets	8,344,167	84,240	4.06%	5,713,766	60,780	4.31%
Allowance for loan and lease losses	(35,575)			(29,623)
BOLI and non-interest earning assets (3)	524,584			247,283
Total assets	$8,833,176			$5,931,426
Interest-bearing liabilities:
Savings	$834,965	1,572	0.76%	$945,530	1,748	0.75%
Interest-bearing checking	1,900,834	3,244	0.69%	1,042,895	2,041	0.79%
Money market	1,437,332	1,679	0.47%	1,092,987	958	0.36%
Certificates of deposit	1,158,901	1,612	0.56%	1,004,261	1,614	0.65%
FHLB advances	955,659	1,262	0.53%	487,600	353	0.29%
Securities sold under repurchase agreements	90,395	160	0.71%	—	—	—%
Long term debt and other interest-bearing liabilities	263,656	4,294	6.55%	96,379	2,069	8.71%
Total interest-bearing liabilities	6,641,742	13,823	0.84%	4,669,652	8,783	0.76%
Noninterest-bearing deposits	1,230,991			682,492
Non-interest-bearing liabilities	197,520			61,947
Total liabilities	8,070,253			5,414,091
Total stockholders’ equity	762,923			517,335
Total liabilities and stockholders’ equity	$8,833,176			$5,931,426
Net interest income/spread		$70,417	3.22%		$51,997	3.55%
Net interest margin (4)			3.39%			3.69%

(1)
Total loans and leases include loans held-for-sale and total loans and leases held-for-investment, and are net of deferred fees, related direct costs and discounts, but exclude the ALLL. Non-accrual loans and leases are included in the average balance. Loan fees (costs) of $85 thousand and $(109) thousand and accretion of discount on purchased loans of $10.6 million and $6.8 million for the three months ended March 31, 2016 and 2015, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $100.4 million and $19.1 million for the three months ended March 31, 2016 and 2015, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

Rate/Volume Analysis
The following table presents the changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. Information is provided on changes attributable to: (i) changes in volume multiplied by the prior rate; and (ii) changes in rate multiplied by the prior volume. Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31,
	2016 vs. 2015
	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Total loans and leases	$10,042	$(1,053)	$8,989
Securities	13,136	984	14,120
Other interest-earning assets	—	351	351
Total interest-earning assets	$23,178	$282	$23,460
Interest-bearing liabilities:
Savings	$(195)	$19	$(176)
Interest-bearing checking	1,511	(308)	1,203
Money market	356	365	721
Certificates of deposit	240	(242)	(2)
FHLB advances	493	416	909
Securities sold under repurchase agreements	160	—	160
Long term debt and other interest-bearing liabilities	2,852	(627)	2,225
Total interest-bearing liabilities	5,417	(377)	5,040
Net interest income	$17,761	$659	$18,420
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net interest income was $70.4 million for the three months ended March 31, 2016, an increase of $18.4 million, or 35.4 percent, from $52.0 million for the three months ended March 31, 2015. The growth in net interest income from the prior period was largely due to higher interest income from higher average balances of interest-earning assets partially offset by higher interest expense on higher average balances of interest-bearing liabilities and lower average yield on total loans and leases.
Interest income on total loans and leases was $67.1 million for the three months ended March 31, 2016, an increase of $9.0 million, or 15.5 percent, from $58.2 million for the three months ended March 31, 2015. The increase in interest income on loans and leases was due to an $856.0 million increase in total average total loans and leases, partially offset by a 9 basis points (bps) decrease in average yield. The increase in average balance was due mainly to an increase in loan and lease originations. The decrease in average yield was mainly due to the lower yields on newly originated loans and leases, partially offset by an increase in the proportion of seasoned SFR mortgage loan pools to total loans and leases where discounts on these pools generate additional interest income. The discount accretion totaled $10.6 million and $6.8 million for the three months ended March 31, 2016 and 2015, respectively.
Interest income on securities was $16.0 million for the three months ended March 31, 2016, an increase of $14.1 million, or 732.7 percent, from $1.9 million for the three months ended March 31, 2015. The increase in interest income on securities was due to a $1.77 billion increase in average balance and an 83 bps increase in average yield. The increase in average balance was mainly due to purchases of securities to reduce excess cash generated from the preferred stock and Senior Notes offerings in April 2015, preferred stock and common stock offerings in the first quarter of 2016, and the deposit balance increase during the period. The increase in average yield was due to higher interest rates on newly purchased investment securities. During the three months ended March 31, 2016, the Company purchased $3.07 billion of securities available-for-sale and sold $2.23 billion of securities available-for-sale. The Company repositioned its investment securities portfolio to navigate a volatile rate environment, and enhance the consistency and predictability of its earnings. The Company was able to offset the negative fair value adjustments on mortgage servicing rights and interest rate swaps with concurrent fair market value gains realized in investment securities portfolio during the three months ended March 31, 2016.

Dividends and interest income on other interest-earning assets was $1.0 million for the three months ended March 31, 2016, an increase of $351 thousand, or 50.3 percent, from $698 thousand for the three months ended March 31, 2015. The increase in dividends and interest income on other interest-earning assets was due to a 63 bps increase in average yield. The increase in average yield was mainly due to increased stock dividends on FRB and FHLB stocks.
Interest expense on interest-bearing deposits was $8.1 million for the three months ended March 31, 2016, an increase of $1.7 million, or 27.4 percent, from $6.4 million for the three months ended March 31, 2015. The increase in interest expense on interest-bearing deposits resulted from a $1.25 billion increase in average balance, partially offset by a 2 bps decrease in average cost. The increase in average balance was due to organic growth and new deposit products. The decrease in average cost was due mainly to the Company's effort to reduce the cost of deposits by increasing lower cost core deposits.
Interest expense on FHLB advances was $1.3 million for the three months ended March 31, 2016, an increase of $909 thousand, or 257.5 percent, from $353 thousand for the three months ended March 31, 2015. The increase was due mainly to a $468.1 million increase in average balance and a 24 bps increase in average cost. The increase in average cost was due to a rising interest rate environment and longer maturity terms on new advances.
Interest expense on securities sold under repurchase agreements was $160 thousand for the three months ended March 31, 2016. The Company utilized the repurchase agreements in order to diversify the funding source.
Interest expense on long term debt and other interest-bearing liabilities was $4.3 million for the three months ended March 31, 2016, an increase of $2.2 million, or 107.5 percent, from $2.1 million for the three months ended March 31, 2015. The increase was due mainly to the additional interest expense incurred on the Senior Notes issued in the second quarter of 2015.
Provision for Loan and Lease Losses
Provisions for loan and lease losses are charged to operations at a level required to reflect inherent credit losses in the loan and lease portfolio. The Company recorded $321 thousand and $0, respectively, for the three months ended March 31, 2016 and 2015 to its provision for loan and lease losses.
On a quarterly basis, the Company evaluates the PCI loans and the loan pools for potential impairment. The provision for losses on PCI loans is the result of changes in expected cash flows, both in amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding loans/loan pools and the analysis of the loan performance data since the acquisition of these loans. On a quarterly basis, the Company also evaluates whether a reforecast of cash flow projections is necessary. Due to the uncertainty in the future performance of the PCI loans, additional impairments may be recognized in the future.
See further discussion in "Allowance for Loan and Lease Losses."
Noninterest Income
The following table presents the breakdown of non-interest income for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Customer service fees	$848	$910
Loan servicing loss	(5,288)	(442)
Income from bank owned life insurance	563	59
Net gain (loss) on sale of securities available-for-sale	16,789	(2)
Net gain on sale of loans	2,195	4,472
Net revenue on mortgage banking activities	33,684	37,933
Advisory service fees	997	1,197
Loan brokerage income	874	1,141
Other income	1,297	712
Total noninterest income	$51,959	$45,980

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Noninterest income was $52.0 million for the three months ended March 31, 2016, an increase of $6.0 million, or 13.0 percent, from $46.0 million for the three months ended March 31, 2015. The increase in noninterest income related predominantly to increases in net gain on sale of securities available-for-sale and income from bank owned life insurance, partially offset by increases in loan servicing loss and decreases in net revenue on mortgage banking activities, net gain on sale of loans, advisory services fees, and loan brokerage income.
Customer service fees were $848 thousand for the three months ended March 31, 2016, a decrease of $62 thousand, or 6.8 percent, from $910 thousand for the three months ended March 31, 2015. The decrease was mainly due to the Company's effort to promote noninterest-bearing checking accounts.
Loan servicing loss was $5.3 million for the three months ended March 31, 2016, an increase of $4.8 million, or 1,096.4 percent, from $442 thousand for the three months ended March 31, 2015. The increase was mainly due to an increase in losses on the fair value of mortgage servicing rights, partially offset by an increase in servicing fees from the increased volume of loans sold with servicing retained. Losses on fair value and runoff of servicing assets of $10.2 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively, were due to generally lower interest rates. Servicing fees were $4.9 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively, and unpaid principal balances of loans sold with servicing retained were $5.44 billion and $2.12 billion at March 31, 2016 and 2015, respectively.
Net gain (loss) on sale of securities available-for-sale was $16.8 million for the three months ended March 31, 2016, compared to $(2) thousand for the three months ended March 31, 2015. During the three months ended March 31, 2016, the Company sold $2.23 billion of securities available-for-sale. The Company repositioned its investment securities portfolio to navigate a volatile rate environment, and enhance the consistency and predictability of its earnings. The Company was able to offset the negative fair value adjustments on mortgage servicing rights and interest rate swaps with concurrent fair market value gains realized in investment securities portfolio during the three months ended March 31, 2016.
Net gain on sale of loans was $2.2 million for the three months ended March 31, 2016, a decrease of $2.3 million from $4.5 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, the Company sold jumbo SFR mortgage loans of $92.8 million with a gain of $1.1 million and SBA loans of $14.1 million with a gain of $1.1 million. During the three months ended March 31, 2015, the Company sold jumbo SFR mortgage loans of $250.5 million with a gain of $3.5 million, SBA loans of $7.7 million with a gain of $702 thousand, and multi-family loans of $28.9 million with a gain of $240 thousand.
Net revenue on mortgage banking activities was $33.7 million for the three months ended March 31, 2016, a decrease of $4.2 million, or 11.2 percent, from $37.9 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, the Bank originated $1.02 billion and sold $976.1 million of conforming SFR mortgage loans in the secondary market. The net gain and margin were $29.7 million and 2.90 percent, respectively, and loan origination fees were $4.0 million for the three months ended March 31, 2016. Included in the net gain is the initial capitalized value of our MSRs, which totaled $8.4 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended March 31, 2016. During the three months ended March 31, 2015, the Bank originated $1.01 billion and sold $927.7 million of conforming SFR mortgage loans in the secondary market. The net gain and margin were $34.4 million and 3.41 percent, respectively, and loan origination fees were $3.5 million for the three months ended March 31, 2015. Included in the net gain is the initial capitalized value of our MSRs, which totaled $9.8 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended March 31, 2015. The decrease in net gain, despite increases in both originations and sales, was due mainly to a $9.6 million decrease in recognized fair values of derivative instruments related to mortgage banking activities, partially offset by a $6.2 million increase in gain on sale. The decrease in fair value of hedging instruments was due to generally lower interest rates and the increase in gain on sales was due to the increased sales volume.
Advisory service fees were $997 thousand for the three months ended March 31, 2016, a decrease of $200 thousand, or 16.7 percent, from $1.2 million for the three months ended March 31, 2015. The decrease was mainly due to lower transaction fees recognized during the three months ended March 31, 2016.
Loan brokerage income was $874 thousand for the three months ended March 31, 2016, a decrease of $267 thousand, or 23.4 percent, from $1.1 million for the three months ended March 31, 2015. The decrease was mainly due to a decrease in the volume of brokered loans.
Other income was $1.3 million for the three months ended March 31, 2016, an increase of $585 thousand, or 82.2 percent, from $712 thousand for the three months ended March 31, 2015. The increase was mainly due to $651 thousand of rental income from a newly purchased building.

Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Salaries and employee benefits, excluding commissions	$44,413	$38,192
Commissions for mortgage banking activities	12,770	11,579
Salaries and employee benefits	57,183	49,771
Occupancy and equipment	11,740	9,771
Professional fees	6,212	3,435
Data processing	2,194	1,835
Advertising	1,827	912
Regulatory assessments	1,736	1,354
Loan servicing and foreclosure expense	236	319
Valuation allowance for other real estate owned	—	22
Net (gain) loss on sales of other real estate owned	(37)	(17)
Provision for loan repurchases	(359)	845
Amortization of intangible assets	1,322	1,544
All other expense	7,046	6,088
Total noninterest expense	$89,100	$75,879
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Noninterest expense was $89.1 million for the three months ended March 31, 2016, an increase of $13.2 million, or 17.4 percent, from $75.9 million for the three months ended March 31, 2015. The increase was mainly due to the continued expansion of our business footprint.
Total salaries and employee benefits including commissions was $57.2 million for the three months ended March 31, 2016, an increase of $7.4 million, or 14.9 percent, from $49.8 million for the three months ended March 31, 2015. The increase was due mainly to additional compensation expense from an increase in the number of full-time employees resulting from the expansion of commercial banking operations, an increase in share-based compensation expense, as well as expansion in mortgage banking activities. Commission expense, which is a loan origination variable expense, related to mortgage banking activities, totaled $12.8 million and $11.6 million for the three months ended March 31, 2016 and 2015, respectively. Originations of SFR mortgage loans for the three months ended March 31, 2016 and 2015 totaled $1.02 billion and $1.01 billion, respectively.
Occupancy and equipment expenses were $11.7 million for the three months ended March 31, 2016, an increase of $2.0 million, or 20.2 percent, from $9.8 million for the three months ended March 31, 2015. The increase was due mainly to increased building and maintenance costs associated with additional facilities resulting from the purchase of a new building and new mortgage banking loan production offices.
Professional fees were $6.2 million for the three months ended March 31, 2016, an increase of $2.8 million, or 80.8 percent, from $3.4 million for the three months ended March 31, 2015. The increase was mainly due to a legal settlement and increased audit fees.
Data processing expense was $2.2 million for the three months ended March 31, 2016, an increase of $359 thousand, or 19.6 percent, from $1.8 million for the three months ended March 31, 2015. The increases were mainly due to a higher volume of transactions related to loan and deposit growth.
Advertising costs were $1.8 million for the three months ended March 31, 2016, an increase of $915 thousand, or 100.3 percent, from $912 thousand for the three months ended March 31, 2015. The increase was mainly due to the Company's higher overall marketing cost associated with the continued expansion of its business footprint.
Regulatory assessment was $1.7 million for the three months ended March 31, 2016, an increase of $382 thousand, or 28.2 percent, from $1.4 million for the three months ended March 31, 2015. The increase was due to year-over-year balance sheet growth.

Provision for loan repurchases was $(359) thousand and $845 thousand for the three months ended March 31, 2016 and 2015, respectively. Additionally, the Company recorded an initial provision for loan repurchases of $738 thousand and $483 thousand against net revenue on mortgage banking activities during the three months ended March 31, 2016 and 2015, respectively. Total provision for loan repurchase provided to reserve for loss on repurchased loans totaled $379 thousand and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase was mainly due to increased volume of mortgage loan originations and sales.
Amortization of intangible assets was $1.3 million for the three months ended March 31, 2016, a decrease of $222 thousand, or 14.4 percent, from $1.5 million for the three months ended March 31, 2015.
Other expenses were $7.0 million for the three months ended March 31, 2016, an increase of $958 thousand, or 15.7 percent, from $6.1 million for the three months ended March 31, 2015. The increase was mainly due to costs associated with the growth in mortgage banking activities and an increase in loan sub-servicing expenses due to the growth in the loan portfolio.
Income Tax Expense
For the three months ended March 31, 2016 and 2015, income tax expense was $13.3 million and $9.5 million, respectively, and the effective tax rate was 40.3 percent and 43.1 percent, respectively. The Company’s effective tax rate decreased for the three months ended March 31, 2016 due to the accrual and settlement of an amount related to the Internal Revenue Service's examination of 2010 and 2011 tax years as well as a higher state income tax rate during the three months ended March 31, 2015.
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, projected future taxable income and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized. Therefore, no valuation allowance was provided against the net deferred tax assets of $7.4 million and $11.3 million at March 31, 2016 and December 31, 2015, respectively.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no unrecognized tax benefits at March 31, 2016 and December 31, 2015. At March 31, 2016 and December 31, 2015, the Company had no accrued interests or penalties. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax in multiple state jurisdictions. The Company is no longer subject to the assessment of U.S. federal income tax for years before 2012.The statute of limitations for the assessment of California Franchise taxes has expired for tax years before 2011 (other state income and franchise tax statutes of limitations vary by state).
ASU 2014-01 was adopted effective January 1, 2015. Under this standard, amortization of qualified low income housing investments is reported within income tax expense.

Operating Segments Results
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
The principal business of the Commercial Banking segment consists of attracting deposits and investing these funds primarily in commercial, consumer and real estate secured loans. The principal business of the Mortgage Banking segment is originating conforming SFR loans and selling these loans in the secondary market. The principal business of the Financial Advisory segment is operated by The Palisades Group and provides services of purchase, sale and management of SFR mortgage loans. The Corporate/Other segment includes the holding company. The Corporate/Other segment engages in business activities through the sale of other real estate owned and loans held at the holding company and incurs interest expense on debt as well as non-interest expense for corporate related activities. During the fourth quarter of 2015, the Company developed a measurement method to allocate centrally incurred costs to its operating segments. The Company allocates shared service costs within Commercial Banking noninterest expense, as well as Corporate/Other noninterest expense, to the respective operating segments. These allocations of centrally incurred costs resulted in a reduction of noninterest expense for Commercial Banking and Corporate/Other, in the amount of $3.9 million and $3.5 million, respectively. Additionally, these allocations resulted in an increase of noninterest expense for Mortgage Banking and Financial Advisory, in the amount of $6.8 million and $602 thousand, respectively.
On April 4, 2016, the Company entered into an agreement to sell all of its membership interests in The Palisades Group. For additional information, see Note 22 of the notes to the consolidated financial statements in this report.
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The following tables represent the operating segments’ financial results and other key financial measures as of or for the three months ended March 31, 2016 and 2015:

	As of or For the Three Months Ended
	Commercial Banking	Mortgage Banking	Financial Advisory and Asset Management	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
March 31, 2016
Net interest income	$71,527	$3,172	$—	$(4,282)	$—	$70,417
Provision for loan and lease losses	321	—	—	—	—	321
Noninterest income	22,831	28,131	1,815	—	(818)	51,959
Noninterest expense	50,267	37,273	2,378	—	(818)	89,100
Income (loss) before income taxes	$43,770	$(5,970)	$(563)	$(4,282)	$—	$32,955
Total assets	$9,096,759	$506,934	$11,763	$259,225	$(257,709)	$9,616,972
March 31, 2015
Net interest income	$51,552	$2,501	$—	$(2,056)	$—	$51,997
Provision for loan and lease losses	—	—	—	—	—	—
Noninterest income	7,855	36,928	2,622	—	(1,425)	45,980
Noninterest expense	40,907	34,145	2,252	—	(1,425)	75,879
Income (loss) before income taxes	$18,500	$5,284	$370	$(2,056)	$—	$22,098
Total assets	$5,684,574	$406,215	$2,987	$25,424	$(21,845)	$6,097,355

Commercial Banking Segment
Income before income taxes from the Commercial Banking segment was $43.8 million and $18.5 million for the three months ended March 31, 2016 and 2015, respectively. The increase was mainly due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expense.
Net interest income was $71.5 million and $51.6 million for the three months ended March 31, 2016 and 2015, respectively. The increase in net interest income was largely due to higher interest income from higher average balances of interest-earning assets partially offset by higher interest expense on higher average balances of interest-bearing liabilities and lower average yield on total loans and leases.
Provision for loan and lease losses was $321 thousand and $0 for the three months ended March 31, 2016 and 2015, respectively.
Noninterest income was $22.8 million and $7.9 million for the three months ended March 31, 2016 and 2015, respectively. The increase was mainly due to increases in net gain on sale of securities, partially offset by decreases in gain on sale of loans and loan brokerage income.
Noninterest expense was $50.3 million and $40.9 million for the three months ended March 31, 2016 and 2015, respectively. The increases were mainly due to acquisitions and expansion of the business footprint.
Mortgage Banking Segment
Income (loss) before income taxes from the Mortgage Banking segment was $(6.0) million and $5.3 million for the three months ended March 31, 2016 and 2015, respectively. The decrease was mainly due to a decrease in noninterest income and an increase in noninterest expense, partially offset by an increase in net interest income.
Net interest income was $3.2 million and $2.5 million, and noninterest income was $28.1 million and $36.9 million for the three months ended March 31, 2016 and 2015, respectively. The increase in net interest income was the result of increases in origination and sales of conforming SFR mortgage loans. The decrease in noninterest income was mainly due to higher losses on fair value related components of net revenue from mortgage banking activities and mortgage servicing rights.
Noninterest expense was $37.3 million and $34.1 million for the three months ended March 31, 2016 and 2015, respectively. The increases were mainly due to expansion of the Mortgage Banking segment, which incurred additional compensation expense related to an increase in the number of full-time employees, and a loan origination variable commission expense, and occupancy cost related to an increase in the number of loan production offices.
Financial Advisory and Asset Management Segment
Income (loss) before income taxes on the Financial Advisory segment was $(563) thousand and $370 thousand for the three months ended March 31, 2016 and 2015, respectively.
Noninterest income, which was mainly advisory service fees, was $1.8 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively. The decrease was mainly due to lower transaction fees recognized during three months ended March 31, 2016.
Corporate/Other Segment
Loss before income taxes on the Corporate/Other segment was $4.3 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively. Expenses in the Corporate/Other segment were related to interest expense on the Senior Notes and junior subordinated amortizing notes.

FINANCIAL CONDITION
Investment Securities
Investment securities are classified as held-to-maturity or available-for-sale in accordance with GAAP; the Company presently has no investment securities classified as held-for-trading. Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. All other securities are classified as available-for-sale. Investment securities classified as held-to-maturity are carried at cost. Investment securities classified as available-for-sale are carried at their estimated fair values with the changes in fair values recorded in accumulated other comprehensive income, as a component of stockholders’ equity.
The primary goal of our investment securities portfolio is to provide a relatively stable source of interest income while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. Certain investment securities provide a source of liquidity as collateral for FHLB Advances, repurchase agreements and for certain public funds deposits.
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2016
Securities held-to-maturity:
Corporate bonds	$239,479	$1,518	$(9,292)	$231,705
Collateralized loan obligations	416,315	—	(7,950)	408,365
Commercial mortgage-backed securities	306,468	4,188	(2,268)	308,388
Total securities held-to-maturity	$962,262	$5,706	$(19,510)	$948,458
Securities available-for-sale:
SBA loan pool securities	$1,363	$45	$—	$1,408
Private label residential mortgage-backed securities	1,596	3	(4)	1,595
Corporate bonds	26,653	—	(476)	26,177
Collateralized loan obligation	966,920	1,345	(1,944)	966,321
Agency mortgage-backed securities	662,331	6,177	(298)	668,210
Total securities available-for-sale	$1,658,863	$7,570	$(2,722)	$1,663,711
December 31, 2015
Securities held-to-maturity:
Corporate bonds	$239,274	$255	$(20,946)	$218,583
Collateralized loan obligations	416,284	—	(5,077)	411,207
Commercial mortgage-backed securities	306,645	41	(4,191)	302,495
Total securities held-to-maturity	$962,203	$296	$(30,214)	$932,285
Securities available-for-sale:
SBA loan pool securities	$1,485	$19	$—	$1,504
Private label residential mortgage-backed securities	1,755	14	(1)	1,768
Corporate bonds	26,657	—	(505)	26,152
Collateralized loan obligations	111,719	31	(282)	111,468
Agency mortgage-backed securities	697,152	134	(4,582)	692,704
Total securities available-for-sale	$838,768	$198	$(5,370)	$833,596
Securities available-for-sale were $1.66 billion at March 31, 2016, an increase of $830.1 million, or 99.6 percent, from $833.6 million at December 31, 2015. The increase was mainly due to purchases of $3.07 billion, partially offset by sales of $2.23 billion and principal payments of $19.3 million. Securities available-for-sale had a net unrealized gain of $4.8 million at March 31, 2016, compared to a net unrealized loss of $5.2 million at December 31, 2015. Securities held-to-maturity were $962.3 million and $962.2 million at March 31, 2016 and December 31, 2015, respectively. The Company repositioned its investment securities portfolio to navigate a volatile rate environment, and enhance the consistency and predictability of its earnings. The Company was able to offset the negative fair value adjustments on mortgage servicing rights and interest rate swaps with concurrent fair market value gains realized in investment securities portfolio during the three months ended March 31, 2016.

The following table presents the amortized cost and fair value of the held-to-maturity and available-for-sale investment securities portfolio by expected maturity. In the case of mortgage-backed securities, collateralized loan obligations, and SBA loan pool securities, expected maturities may differ from contractual maturities because borrowers generally have the right to call or prepay obligations with or without call or prepayment penalties. For that reason, mortgage-backed securities, collateralized loan obligations, and SBA loan pool securities are not included in the maturity categories.

	March 31, 2016
	Securities Held-To-Maturity		Securities Available-For-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within one year	$—	$—	$—	$—
One to five years	—	—	—	—
Five to ten years	239,479	231,705	26,653	26,177
Greater than ten years	—	—	—	—
Collateralized loan obligations, SBA loan pool, private label residential mortgage-backed, commercial mortgage-backed, and agency mortgage-backed securities	722,783	716,753	1,632,210	1,637,534
Total	$962,262	$948,458	$1,658,863	$1,663,711
At March 31, 2016 and December 31, 2015, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of stockholders’ equity.
The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sale of securities available-for-sale for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Gross realized gains on sales and calls of securities available-for-sale	$16,794	$—
Gross realized losses on sales and calls of securities available-for-sale	(5)	(2)
Net realized gains (losses) on sales and calls of securities available-for-sale	$16,789	$(2)
Proceeds from sales and calls of securities available-for-sale	$2,247,421	$174
Tax expense (benefit) on sales and calls of securities available-for-sale	$7,060	$(1)
Securities available-for-sale with carrying values of $324.0 million and $47.9 million as of March 31, 2016 and December 31, 2015, respectively, were pledged to secure FHLB advances, public deposits, repurchase agreement, and for other purposes as required or permitted by law.

The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
March 31, 2016
Securities held-to-maturity:
Corporate bonds	$154,451	$(9,292)	$—	$—	$154,451	$(9,292)
Collateralized loan obligation	408,365	(7,950)	—	—	408,365	(7,950)
Commercial mortgage-backed securities	113,199	(2,268)	—	—	113,199	(2,268)
Total securities held-to-maturity	$676,015	$(19,510)	$—	$—	$676,015	$(19,510)
Securities available-for-sale:
Private label residential mortgage-backed securities	$1,138	$(4)	$—	$—	$1,138	$(4)
Corporate bonds	26,177	(476)	—	—	26,177	(476)
Collateralized loan obligations	431,250	(1,944)	—	—	431,250	(1,944)
Agency mortgage-backed securities	100,652	(272)	6,527	(26)	107,179	(298)
Total securities available-for-sale	$559,217	$(2,696)	$6,527	$(26)	$565,744	$(2,722)
December 31, 2015
Securities held-to-maturity:
Corporate bonds	$190,332	$(20,946)	$—	$—	$190,332	$(20,946)
Collateralized loan obligation	411,207	(5,077)	—	—	411,207	(5,077)
Commercial mortgage-backed securities	277,351	(4,191)	—	—	277,351	(4,191)
Total securities held-to-maturity	$878,890	$(30,214)	$—	$—	$878,890	$(30,214)
Securities available-for-sale:
Private label residential mortgage-backed securities	$—	$—	$403	$(1)	$403	$(1)
Corporate bonds	26,152	(505)	—	—	26,152	(505)
Collateralized loan obligations	72,204	(282)	—	—	72,204	(282)
Agency mortgage-backed securities	599,814	(4,459)	6,832	(123)	606,646	(4,582)
Total securities available-for-sale	$698,170	$(5,246)	$7,235	$(124)	$705,405	$(5,370)
The Company did not record OTTI for investment securities for the three months ended March 31, 2016 and 2015.
At March 31, 2016, the Company’s securities available-for-sale portfolio consisted of 158 securities, 60 of which were in an unrealized loss position and securities held-to-maturity consisted of 93 securities, 62 of which were in an unrealized loss position.
For corporate bonds held-to-maturity, unrealized losses at March 31, 2016 were lower than unrealized losses at December 31, 2015 due to lower market interest rates at March 31, 2016 and improvement in the economic sectors for the bond issuers. For collateralized loan obligations and commercial mortgage-backed securities held-to-maturity, unrealized losses at March 31, 2016 were higher than unrealized losses at December 31, 2015 due to wider pricing spreads.
For agency mortgage-backed securities available-for-sale, unrealized losses at March 31, 2016 were lower than unrealized losses at December 31, 2015 due to lower market interest rates at March 31, 2016 and changes in the composition of agency securities at towards shorter duration bonds.
The Company monitors to ensure it has adequate credit support and as of March 31, 2016, the Company believes there is no OTTI and did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The Company considers the lowest credit rating for identification of potential OTTI. As of March 31, 2016, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.

Loans Held-for-Sale
Loans held-for-sale were $863.9 million at March 31, 2016, an increase of $195.1 million, or 29.2 percent, from $668.8 million at December 31, 2015. The loans held-for-sale consisted of $434.7 million and $379.2 million carried at fair value, and $429.3 million and $289.7 million carried at lower of cost or fair value as of March 31, 2016 and December 31, 2015, respectively.
Loans held-for-sale carried at fair value represent mainly conforming SFR mortgage loans originated by the Bank that are sold into the secondary market on a whole loan basis. Some of these loans are expected to be sold to Fannie Mae, Freddie Mac and Ginnie Mae on a servicing retained basis. The servicing of these loans is performed by a third party sub-servicer. Loans held-for-sale carried at fair value were $434.7 million at March 31, 2016, an increase of $55.5 million, or 14.6 percent, from $379.2 million at December 31, 2015. The increase was due mainly to originations of $1.04 billion, partially offset by sales of $996.2 million.
Loans held-for-sale carried at the lower of cost or fair value are mainly non-conforming jumbo mortgage loans that are originated to sell in pools, unlike the loans individually originated to sell into the secondary market on a whole loan basis. Loans held-for-sale carried at the lower of cost or fair value were $429.3 million at March 31, 2016, an increase of $139.6 million, or 48.2 percent, from $289.7 million at December 31, 2015. The increase was due mainly to originations of $180.7 million and loans transferred from loans and leases receivable of $61.4 million, partially offset by sales of $87.1 million, loans transferred to loans and leases receivable of $4.7 million and amortization of $10.6 million.
Loans and Leases Receivable
The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

	March 31, 2016	December 31, 2015	Amount Change	Percentage Change
	($ in thousands)
Commercial:
Commercial and industrial	$983,961	$876,999	$106,962	12.2%
Commercial real estate	713,693	727,707	(14,014)	(1.9)%
Multi-family	1,021,097	904,300	116,797	12.9%
SBA	71,640	57,706	13,934	24.1%
Construction	68,241	55,289	12,952	23.4%
Lease financing	212,836	192,424	20,412	10.6%
Consumer:
Single family residential mortgage	2,180,315	2,150,453	29,862	1.4%
Green Loans (HELOC)—first liens	102,130	105,131	(3,001)	(2.9)%
Green Loans (HELOC)—second liens	4,368	4,704	(336)	(7.1)%
Other consumer	104,787	109,681	(4,894)	(4.5)%
Total loans and leases	5,463,068	5,184,394	278,674	5.4%
Allowance for loan and lease losses	(35,845)	(35,533)	(312)	0.9%
Loans and leases receivable, net	$5,427,223	$5,148,861	$278,362	5.4%
Seasoned SFR Mortgage Loan Acquisitions
The Company did not acquire any seasoned SFR mortgage loan pools during the three months ended March 31, 2016 or 2015.
The total unpaid principal balance and carrying value of the seasoned SFR mortgage loan pools, which included pools the Company acquired in 2015 as well as 2013 and 2012, were $931.8 million and $856.2 million, respectively at March 31, 2016 and $972.2 million and $894.1 million, respectively, at December 31, 2015. The total unpaid principal balance and carrying value of PCI loans included in these pools were $735.6 million and $671.9 million, respectively at March 31, 2016 and $764.6 million and $699.1 million, respectively, at December 31, 2015.
At March 31, 2016 and December 31, 2015, approximately 3.27 percent and 2.26 percent of unpaid principal balance of the seasoned SFR mortgage loan pools were delinquent 60 or more days, respectively, and 1.51 percent and 0.62 percent were in bankruptcy or foreclosure, respectively.

As part of the acquisition program, the Company may sell from time to time seasoned SFR mortgage loans that do not meet the Company’s investment standards. The Company did not sell any seasoned SFR mortgage loan pool during the three months ended March 31, 2016 or 2015.
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
Non-Traditional Mortgage Portfolio
The Company’s NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of March 31, 2016 and December 31, 2015, the NTM totaled $799.8 million, or 14.6 percent of the total gross loan portfolio, and $785.9 million, or 15.2 percent of the total gross loan portfolio, respectively. The total NTM portfolio increased by $13.9 million, or 1.8 percent during the period, due mainly to interest only loans originations of $42.4 million.
The following table presents the composition of the NTM portfolio as of the dates indicated:

	March 31, 2016			December 31, 2015
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC)—first liens	119	$102,130	12.8%	121	$105,131	13.4%
Interest-only—first liens	526	681,870	85.2%	521	664,358	84.4%
Negative amortization	29	11,320	1.4%	30	11,602	1.5%
Total NTM—first liens	674	795,320	99.4%	672	781,091	99.3%
Green Loans (HELOC)—second liens	15	4,368	0.5%	16	4,704	0.6%
Interest-only—second liens	1	113	0.1%	1	113	0.1%
Total NTM—second liens	16	4,481	0.6%	17	4,817	0.7%
Total NTM loans	690	$799,801	100.0%	689	$785,908	100.0%
Total gross loan portfolio		$5,463,068			$5,184,394
% of NTM to total gross loan portfolio		14.6%			15.2%
The initial credit guidelines for the NTM portfolio were established based on the borrower's FICO score, LTV ratio, property type, occupancy type, loan amount, and geography. Additionally, from an ongoing credit risk management perspective, the Company has determined that the most significant performance indicators for NTMs are LTV ratios and FICO scores. The Company reviews the NTM loan portfolio periodically, which includes refreshing FICO scores on the Green Loans and HELOCs and ordering third party AVM to confirm collateral values.

Green Loans
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
At March 31, 2016, Green Loans totaled $106.5 million, a decrease of $3.3 million, or 3.0 percent from $109.8 million at December 31, 2015, primarily due to reductions in principal balances and payoffs. As of March 31, 2016 and December 31, 2015, $10.0 million and $10.1 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines.
The Green Loans are similar to HELOCs in that they are collateralized primarily by the equity in single family homes However, some Green Loans are subject to differences from HELOCs relating to certain characteristics including one-action laws. Similar to Green Loans, HELOCs allow the borrower to draw down on the credit line based on an established loan amount for a period of time, typically 10 years, requiring an interest only payment with an option to pay principal at any time. A typical HELOC provides that at the end of the term the borrower can continue to make monthly principal and interest payments based on the loan balance until the maturity date. The Green Loan is an interest only loan with a maturity of 15 years, at which time the loan comes due and payable with a balloon payment. The unique payment structure also differs from a traditional HELOC in that payments are made through the direct linkage of a personal checking account to the loan through a nightly sweep of funds into the Green Loan Account. This reduces any outstanding balance on the loan by the total amount deposited into the checking account. As a result, every time a deposit is made, effectively a payment to the Green Loan is made. HELOCs typically do not cause the loan to be paid down by a borrower’s depositing of funds into their checking account at the same bank.
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
The following table presents the Company’s NTM Green Loans first lien portfolio at March 31, 2016 by FICO scores that were obtained during the quarter ended March 31, 2016, comparing to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2015:

	March 31, 2016
	By FICO Scores Obtained During the Quarter Ended March 31, 2016			By FICO Scores Obtained During the Quarter Ended December 31, 2015			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	23	$15,465	15.1%	22	$14,438	13.7%	1	$1,027	1.4%
700-799	56	41,702	40.8%	60	48,775	46.5%	(4)	(7,073)	(5.7)%
600-699	23	24,901	24.4%	23	23,600	22.4%	—	1,301	2.0%
<600	5	4,860	4.8%	5	4,030	3.8%	—	830	1.0%
No FICO	12	15,202	14.9%	11	14,288	13.6%	1	914	1.3%
Totals	119	$102,130	100.0%	121	$105,131	100.0%	(2)	$(3,001)	—%

Interest Only Loans
Interest only loans are primarily SFR first mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. As of March 31, 2016, interest only loans increased by $17.5 million, or 2.6 percent, to $682.0 million from $664.5 million at December 31, 2015, primarily due to originations of $42.4 million, partially offset by loans transferred to held-for-sale of $1.7 million and net amortization of $23.1 million. As of March 31, 2016 and December 31, 2015, $3.4 million and $4.6 million of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans decreased by $282 thousand, or 2.4 percent, to $11.3 million as of March 31, 2016 from $11.6 million as of December 31, 2015. The Company discontinued origination of negative amortization loans in 2007. At March 31, 2016 and December 31, 2015, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.
NTM Loan Credit Risk Management
The Company performs detailed reviews of collateral values on loans collateralized by residential real property including its NTM portfolio based on appraisals or estimates from third party AVMs to analyze property value trends periodically. AVMs are used to identify loans that have experienced potential collateral deterioration. Once a loan has been identified that may have experienced collateral deterioration, the Company will obtain updated drive by or full appraisals in order to confirm the valuation. This information is used to update key monitoring metrics such as LTV ratios. Additionally, FICO scores are obtained in conjunction with the collateral analysis. In addition to LTV ratios and FICO scores, the Company evaluates the portfolio on a specific loan basis through delinquency and portfolio charge-offs to determine whether any risk mitigation or portfolio management actions are warranted. The borrowers may be contacted as necessary to discuss material changes in loan performance or credit metrics.
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
As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. The Company’s Internal Asset Review Committee (IARC) conducts regular meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent review completed during the three months ended March 31, 2016, the Company made no curtailment in available commitments on Green Loans.
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

LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below presents the Company’s SFR NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
March 31, 2016
< 61%	66	$47,383	46.4%	142	$216,466	31.7%	13	$2,845	25.1%	221	$266,694	33.5%
61 – 80%	37	44,214	43.3%	322	441,770	64.8%	15	8,252	72.9%	374	494,236	62.1%
81 – 100%	11	6,220	6.1%	26	10,793	1.6%	1	223	2.0%	38	17,236	2.2%
> 100%	5	4,313	4.2%	36	12,841	1.9%	—	—	—%	41	17,154	2.2%
Total	119	$102,130	100.0%	526	$681,870	100.0%	29	$11,320	100.0%	674	$795,320	100.0%
December 31, 2015
< 61%	70	$51,221	48.7%	141	$208,120	31.3%	17	$5,271	45.4%	228	$264,612	33.9%
61 – 80%	33	42,075	40.0%	291	408,662	61.6%	12	6,106	52.7%	336	456,843	58.4%
81 – 100%	12	6,836	6.5%	37	30,167	4.5%	1	225	1.9%	50	37,228	4.8%
> 100%	6	4,999	4.8%	52	17,409	2.6%	—	—	—%	58	22,408	2.9%
Total	121	$105,131	100.0%	521	$664,358	100.0%	30	$11,602	100.0%	672	$781,091	100.0%

Non-Performing Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

	March 31, 2016	December 31, 2015	Amount Change	Percentage Change
	($ in thousands)
Loans past due 90 days or more still on accrual	$—	$—	$—	NM
Nonaccrual loans	44,216	45,129	(913)	(2.0)%
Total non-performing loans	44,216	45,129	(913)	(2.0)%
Other real estate owned	325	1,097	(772)	(70.4)%
Total non-performing assets	$44,541	$46,226	$(1,685)	(3.6)%
Performing restructured loans (1)	$15,128	$7,842	$7,286	92.9%
Total non-performing loans to gross loans and leases	0.81%	0.87%
Total non-performing assets to total assets	0.46%	0.56%
Allowance for loan and lease losses to non-performing loans	81.07%	78.74%
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
Additional income of approximately $547 thousand would have been recorded during the three months ended March 31, 2016, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.
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
TDR loans and leases consist of the following as of the dates indicated:

	March 31, 2016			December 31, 2015
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
SBA	$—	$—	$—	$—	$3	$3
Consumer:
Single family residential mortgage	1,003	13,979	14,982	1,015	5,841	6,856
Green Loans (HELOC) - first liens	2,397	—	2,397	2,400	—	2,400
Green Loans (HELOC) - second liens	294	—	294	553	—	553
Total	$3,694	$13,979	$17,673	$3,968	$5,844	$9,812

Allowance for Loan and Lease Losses
The Company maintains an ALLL to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. The ALLL is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. The Company used a 21-quarter loss experience of the Company and 7-quarter industry average loss experience in analyzing an appropriate reserve factor for loans at March 31, 2016. In addition, the Company uses a 28-quarter industry average loss experience in analyzing an appropriate reserve factor for portfolio segments that do not have adequate internal loss history. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on ALLL, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values.
The Company acquired the BPNA branches in 2014, The Private Bank of California in 2013, and Beach Business Bank and Gateway Bancorp in 2012, and their loans and leases were treated under ASC 805, accounting for acquisitions. The acquired loans and leases include loans that are accounted for under ASC 310-30, accounting for PCI loans. In addition, the Company acquired three pools of credit impaired re-performing seasoned SFR mortgage loan pools during the year ended December 31, 2012, five pools of seasoned SFR mortgage loan pools, which were partially PCI loans, during the year ended December 31, 2013, and seven pools of seasoned SFR mortgage loan pools, which were partially PCI loans, during the year ended December 31, 2015. The Company may recognize provision for loan and lease losses in the future should there be further deterioration in these loans after the purchase date should the impairment exceed the non-accretable yield and purchased discount. On a quarterly basis, the Company re-forecasts its expected cash flows for the PCI loans relating to the The Private Bank of California, Beach Business Bank and Gateway Bancorp acquisitions, and the loan pools acquired to be evaluated for potential impairment. The provision for PCI loans reflected a decrease in expected cash flows on PCI loans compared to those previously estimated. The impairment reserve for PCI loans was $206 thousand and $206 thousand at March 31, 2016 and December 31, 2015, respectively.
The Company provided $321 thousand to its provision for loan and lease losses during the three months ended March 31, 2016, related primarily to increased overall loan balance, partially offset by improved asset quality. The decrease in the percentage of ALLL to total loans and leases was mainly due to improving asset quality, which resulted in lower charge-offs and declining quantitative loss rates and qualitative factors in line with the current economic and business environment.
The following table provides a summary of the allocation of the ALLL by loan and lease category as well as loans and leases receivable for each category as of the dates indicated:

	March 31, 2016		December 31, 2015
	Allowance for Loan and Lease Losses	Loans and Leases Receivable	Allowance for Loan and Lease Losses	Loans and Leases Receivable
	(In thousands)
Commercial:
Commercial and industrial	$6,046	$983,961	$5,850	$876,999
Commercial real estate	3,969	713,693	4,252	727,707
Multi-family	6,484	1,021,097	6,012	904,300
SBA	906	71,640	683	57,706
Construction	1,520	68,241	1,530	55,289
Lease financing	2,610	212,836	2,195	192,424
Consumer:
Single family residential mortgage	13,270	2,282,445	13,854	2,255,584
Other consumer	1,040	109,155	1,157	114,385
Unallocated	—		—
Total	$35,845	$5,463,068	$35,533	$5,184,394

The following table provides information regarding activity in the ALLL during the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	($ in thousands)
Allowance for loan and lease losses at beginning of period	$35,533	$29,480
Charge-offs:
Commercial and industrial	—	(11)
Commercial real estate	—	(259)
Multi-family	—	—
SBA	—	—
Construction	—	—
Lease financing	(102)	(87)
Single family residential mortgage	—	—
Other consumer	—	—
Total charge-offs	(102)	(357)
Recoveries:
Commercial and industrial	—	3
Commercial real estate	—	132
Multi-family	—	3
SBA	31	72
Construction	—	—
Lease financing	61	—
Single family residential mortgage	—	—
Other consumer	1	12
Total recoveries	93	222
Provision for loan and lease losses	321	—
Allowance for loan and lease losses at end of period	$35,845	$29,345
Average total gross loans and leases held for investment	$5,234,613	$3,896,456
Total gross loans and leases held for investment at end of period	$5,463,068	$3,933,715
Ratios:
Annualized net loan charge-offs to average total gross loans held for investment	—%	0.01%
Allowance for loan and lease losses to total gross loans held for investment	0.66%	0.75%

The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

	March 31, 2016	December 31, 2015	Amount Change	Percentage Change
	($ in thousands)
Loan breakdown by ALLL evaluation type:
Originated loans and leases
Individually evaluated for impairment	$26,565	$30,654	$(4,089)	(13.3)%
Collectively evaluated for impairment	3,484,995	3,117,528	367,467	11.8%
Acquired loans through business acquisitions - non-impaired
Individually evaluated for impairment	3,530	3,629	(99)	(2.7)%
Collectively evaluated for impairment	1,079,711	1,124,874	(45,163)	(4.0)%
Seasoned SFR mortgage loan pools - non-impaired
Individually evaluated for impairment	9,287	—	9,287	—%
Collectively evaluated for impairment	175,004	194,978	(19,974)	(10.2)%
Acquired with deteriorated credit quality	683,976	712,731	(28,755)	(4.0)%
Total loans	$5,463,068	$5,184,394	$278,674	5.4%
ALLL breakdown:
Originated loans and leases
Individually evaluated for impairment	$365	$369	$(4)	(1.1)%
Collectively evaluated for impairment	32,202	32,713	(511)	(1.6)%
Acquired loans through business acquisitions - non-impaired
Individually evaluated for impairment	—	—	—	—%
Collectively evaluated for impairment	2,061	2,245	(184)	(8.2)%
Seasoned SFR mortgage loan pools - non-impaired
Individually evaluated for impairment	1,011	—	1,011	—%
Collectively evaluated for impairment	—	—	—	—%
Acquired with deteriorated credit quality	206	206	—	—%
Total ALLL	$35,845	$35,533	$312	0.9%
Discount on purchased/acquired Loans:
Acquired loans through business acquisitions - non-impaired	$20,781	$21,366	$(585)	(2.7)%
Seasoned SFR mortgage loan pools - non-impaired	11,862	12,545	(683)	(5.4)%
Acquired with deteriorated credit quality	66,573	68,372	(1,799)	(2.6)%
Total discount	$99,216	$102,283	$(3,067)	(3.0)%
Ratios:
To originated loans and leases:
Individually evaluated for impairment	1.37%	1.20%	0.17%
Collectively evaluated for impairment	0.92%	1.05%	(0.13)%
Total ALLL	0.93%	1.05%	(0.12)%
To originated loans and leases and acquired not impaired at acquisition
Individually evaluated for impairment	1.21%	1.08%	0.13%
Collectively evaluated for impairment	0.75%	0.82%	(0.07)%
Total ALLL	0.75%	0.83%	(0.08)%
Total ALLL and discount (1)	1.21%	1.33%	(0.12)%
To total loans and leases:
Individually evaluated for impairment	3.49%	1.08%	2.41%
Collectively evaluated for impairment	0.72%	0.79%	(0.07)%
Total ALLL	0.66%	0.69%	(0.03)%
Total ALLL and discount (1)	2.47%	2.66%	(0.19)%

(1)	Total ALLL plus discount divided by carrying value.

Servicing Rights
Total mortgage and SBA servicing rights were $49.4 million and $50.7 million at March 31, 2016 and December 31, 2015, respectively. The fair value of the MSRs amounted to $48.4 million and $49.9 million and the amortized cost of the SBA servicing rights was $1.0 million and $788 thousand at March 31, 2016 and December 31, 2015, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans. The aggregate principal balance of the loans underlying our total MSRs and SBA servicing rights was $5.44 billion and $49.8 million, respectively, at March 31, 2016 and $4.77 billion and $36.5 million, respectively, at December 31, 2015. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 0.89 percent and 2.08 percent, respectively, at March 31, 2016 as compared to 1.05 percent and 2.16 percent, respectively, at December 31, 2015.
Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	March 31, 2016	December 31, 2015	Change	Change
	($ in thousands)
Noninterest-bearing deposits	$1,398,728	$1,121,124	$277,604	24.8%
Interest-bearing demand deposits	2,052,507	1,697,055	355,452	20.9%
Money market accounts	1,534,492	1,479,931	54,561	3.7%
Savings accounts	844,177	823,618	20,559	2.5%
Certificates of deposit of under $100,000	406,041	633,372	(227,331)	(35.9)%
Certificates of deposit of $100,000 through $250,000	249,619	250,868	(1,249)	(0.5)%
Certificates of deposit of more than $250,000	352,037	297,117	54,920	18.5%
Total deposits	$6,837,601	$6,303,085	$534,516	8.5%
Total deposits were $6.84 billion at March 31, 2016, an increase of $534.5 million, or 8.5 percent, from $6.30 billion at December 31, 2015. The increase was mainly due to strong deposit growth across the Company's business units, including strong growth from the private banking business, as well as increased average balance per account as the Company continues to build stronger relationships with its clients.

Federal Home Loan Bank Advances and Other Borrowings
At March 31, 2016, $200.0 million of the Bank's advances from the FHLB were fixed-rate and had interest rates ranging from 0.50 percent to 1.61 percent with a weighted average interest rate of 0.89 percent and $995.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.48 percent. At December 31, 2015, $200.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.50 percent to 1.61 percent with a weighted average interest rate of 0.89 percent, and $730.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.27 percent.
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At March 31, 2016 and December 31, 2015, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $3.41 billion and $3.38 billion, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $41.0 million and $39.2 million at March 31, 2016 and December 31, 2015, respectively. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $1.07 billion at March 31, 2016.
The Bank maintained a line of credit of $16.4 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $43.1 million with no outstanding borrowings at March 31, 2016. The Bank also maintained available unsecured federal funds lines with correspondent banks totaling $85.0 million.
On March 30, 2015, Banc of California, Inc. established a line of credit of $20.0 million with an unaffiliated financial institution. The line had an original maturity date of March 28, 2016, which was extended to May 27, 2016, and a floating interest rate equal to a LIBOR rate plus 2.25 percent or a prime rate. The proceeds of the line are to be used for working capital purposes. The Company had no outstanding borrowings under this line of credit at March 31, 2016. The Company extended and increased this line of credit to $75.0 million on April 20, 2016, with a maturity date of April 18, 2017 under the same interest rate terms.
Securities Sold Under Repurchase Agreements
As of March 31, 2016, securities sold under repurchase agreements $257.1 million with a weighted average interest rate of 0.69 percent. The interest rates are fixed for the term of the agreements, with interest rates ranging from 0.67 percent to 0.70 percent. All outstanding repurchase agreements are short-term in nature with original maturities of 30 days or less. The Company did not have any outstanding securities sold under agreements to repurchase at December 31, 2015.
These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral for the repurchase agreements, as necessary. The underlying collateral pledged for the repurchase agreements consists of U.S. government agency mortgage-backed securities with a fair value of $272.3 million, as of March 31, 2016.
The Company maintained unused repurchase agreements of up to $592.9 million, subject to pledging additional investment securities, at March 31, 2016.

Long Term Debt
Senior Notes
On April 23, 2012, the Company completed the issuance and sale of $33.0 million aggregate principal amount of its 7.50 percent Senior Notes due April 15, 2020 (the Senior Notes I) in an underwritten public offering at a price to the public of $25.00 per Senior Note I. Net proceeds after discounts were approximately $31.7 million.
On December 6, 2012, the Company completed the issuance and sale of an additional $45.0 million aggregate principal amount of the Senior Notes I in an underwritten public offering at a price to the public of $25.00 per Senior Note I, plus accrued interest from October 15, 2012. Net proceeds after discounts, including a full exercise of the $6.8 million underwriters’ overallotment option on December 7, 2012, were approximately $50.1 million.
On April 15, 2016, the Company completed the redemption of all of its outstanding Senior Notes I. See Note 22 for additional information.
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
The Senior Notes II are the Company’s senior unsecured debt obligations and rank equally with all of the Company’s other present and future unsecured unsubordinated obligations. The Company makes interest payments on the Senior Notes II semi-annually in arrears.
The Senior Notes II will mature on April 15, 2025. The Company may, at its option, on any scheduled interest payment date for the Senior Notes II, redeem the Senior Notes II in whole at any time or in part from time to time, in each case on not less than 30 nor more than 60 days’ prior notice. The Senior Notes II will be redeemable at a redemption price equal to 100 percent of the principal amount of the Senior Notes II to be redeemed plus accrued and unpaid interest to the date of redemption.
The Indenture contains several covenants which, among other things, restrict the Company’s ability and the ability of the Company’s subsidiaries to dispose of or incur liens on the voting stock of certain subsidiaries and also contains customary events of default.
Tangible Equity Units – Amortizing Notes
On May 21, 2014, the Company issued and sold $69.0 million of 8.00 percent tangible equity units (TEUs) in an underwritten public offering. A total of 1,380,000 TEUs were issued, including 180,000 TEUs issued to the underwriter upon exercise of its overallotment option, with each TEU having a stated amount of $50.00. Each TEU is comprised of (i) a prepaid stock purchase contract (each a Purchase Contract) that will be settled by delivery of a specified number of shares of Company Common Stock and (ii) a junior subordinated amortizing note due May 15, 2017 (each an Amortizing Note) that has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50 percent per annum and has a scheduled final installment payment date of May 15, 2017. The Company has the right to defer installment payments on the Amortizing Notes at any time and from time to time, subject to certain restrictions, so long as such deferral period does not extend beyond May 15, 2019.
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

Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors are determined based on the outstanding loan balance of the same customer or outstanding loans that shares similar credit risk exposure. As of March 31, 2016 and December 31, 2015, the reserve for unfunded loan commitments was $1.3 million and $2.1 million, respectively. The decrease was mainly due to an improvement in asset quality and a reflection of most recent commitments utilization trend history.
The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$2,067	$1,869
Provision for unfunded loan commitments	(739)	32
Balance at end of period	$1,328	$1,901
Reserve for Loss on Repurchased Loans
Reserve for loss on repurchased loans was $9.8 million and $9.7 million at March 31, 2016 and December 31, 2015, respectively. This reserve relates to our SFR mortgage business. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. In addition, we have the option to buy out severely delinquent loans at par from Ginnie Mae pools for which we are the servicer and issuer of the pool. We maintain a reserve for loss on repurchased loans to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available to us, including data from third parties, regarding demand for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors.
Provisions added to the reserve for loss on repurchased loans are initially recorded against net revenue on mortgage banking activities at the time of sale, and any subsequent increase or decrease in the provision is then recorded under non-interest expense in the Consolidated Statements of Operations as an increase or decrease to provision for loan repurchases
The following table presents a summary of activity in the reserve for losses on repurchased loans for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$9,700	$8,303
Provision for loan repurchases	379	1,328
Utilization of reserve for loan repurchases	(298)	(1,199)
Balance at end of period	$9,781	$8,432
In addition to the reserve for losses on repurchased loans at March 31, 2016, the Company may receive repurchase demands in future periods that could be material to the Company's financial position or results of operations. The Company believes that all known or probable and estimable demands were adequately reserved at March 31, 2016.

Liquidity Management
The Company is required to maintain sufficient liquidity to ensure a safe and sound operation. Liquidity may increase or decrease depending upon availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Company has maintained liquid assets above levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows, and dividend payments. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained.
The Company’s liquidity, represented by cash and cash equivalents and securities available-for-sale, is a product of its operating, investing, and financing activities. The Company’s primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and investment securities, and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Company invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Company also generates cash through borrowings. The Company utilizes FHLB advances, securities sold under repurchase agreements, and long term debts to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Company also has the ability to obtain brokered deposits and collect deposits through the wholesale and treasury operations. Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or investment securities. On a longer-term basis, the Company maintains a strategy of investing in various lending products. The Company uses its sources of funds primarily to meet its ongoing loan and other commitments, and to pay maturing certificates of deposit and savings withdrawals.
At March 31, 2016, the Company maintained $215.0 million of cash and cash equivalents, which was 2.2 percent of total assets. The Company also maintained $203.5 million of unpledged securities available-for-sale issued by U.S. Treasury and direct government obligations at March 31, 2016, which the Company considers in its assessment of cash and cash equivalents as they are highly liquid. These securities and cash and cash equivalents together represented 4.4 percent of total assets as of March 31, 2016. The Company also maintained unpledged investment securities, both available-for-sale and held-to-maturity, of $1.06 billion, which can be utilized for securing additional borrowing capacity by pledging for FHLB advances, securities sold under repurchase agreements, and other forms of financing. The Company had available unused secured borrowing capacities of $1.07 billion from FHLB and $16.4 million from Federal Reserve discount window at March 31, 2016. The Company also maintained available unsecured federal funds lines of credit of $85.0 million and unused repurchase agreements of up to $592.9 million at March 31, 2016. On April 20, 2016, the Company extended its $20.0 million unsecured line of credit with an unaffiliated financial party to April 18, 2017 and increased this line of credit to $75.0 million. The Company's total available borrowing capacity, on both a secured and an unsecured basis, was $1.79 billion at March 31, 2016.
The Company believes that its liquidity sources are stable and are adequate to meet its day-to-day cash flow requirements. As of March 31, 2016, the Company believes that there are no events, uncertainties, material commitments, or capital expenditures that were reasonably likely to have a material effect on its liquidity position.

Commitments
The following table presents the Company’s commitments and contractual obligations as of March 31, 2016:

	Commitments and Contractual Obligations
	Total Amount Committed	Less Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
	(In thousands)
Commitments to extend credit	$186,922	$85,706	$71,461	$8,594	$21,161
Unused lines of credit	582,339	423,380	34,949	42,135	81,875
Standby letters of credit	14,973	11,204	2,697	1,052	20
Total commitments	$784,234	$520,290	$109,107	$51,781	$103,056
FHLB advances	$1,195,000	$1,095,000	$75,000	$25,000	$—
Securities sold under repurchase agreements	257,100	257,100	—	—	—
Long-term debt	380,945	21,064	32,468	111,070	216,343
Operating and capital lease obligations	43,163	14,712	17,317	7,507	3,627
Certificate of deposits	1,007,697	914,617	80,791	11,734	555
Total contractual obligations	$2,883,905	$2,302,493	$205,576	$155,311	$220,525
Regulatory Capital
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Amount	Ratio	Minimum Capital Requirement	Ratio	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions	Ratio
	($ in thousands)
March 31, 2016
Banc of California, Inc.
Total risk-based capital ratio	$840,448	13.59%	$494,858	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	814,569	13.17%	371,144	6.00%	N/A	N/A
Common equity tier 1 capital ratio	503,561	8.14%	278,358	4.50%	N/A	N/A
Tier 1 leverage ratio	814,569	9.27%	351,322	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$865,712	14.03%	$493,805	8.00%	$617,256	10.00%
Tier 1 risk-based capital ratio	828,539	13.42%	370,354	6.00%	493,805	8.00%
Common equity tier 1 capital ratio	828,539	13.42%	277,765	4.50%	401,217	6.50%
Tier 1 leverage ratio	828,539	9.44%	351,104	4.00%	438,880	5.00%
December 31, 2015
Banc of California, Inc.
Total risk-based capital ratio	$635,291	11.18%	$454,515	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	608,644	10.71%	340,887	6.00%	N/A	N/A
Common equity tier 1 capital ratio	417,894	7.36%	255,665	4.50%	N/A	N/A
Tier 1 leverage ratio	608,644	8.07%	301,761	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$763,522	13.45%	$454,192	8.00%	$567,739	10.00%
Tier 1 risk-based capital ratio	725,922	12.79%	340,644	6.00%	454,192	8.00%
Common equity tier 1 capital ratio	725,922	12.79%	255,483	4.50%	369,031	6.50%
Tier 1 leverage ratio	725,922	9.64%	301,232	4.00%	376,540	5.00%

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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
The following table presents the projected change in the Bank’s net portfolio value at March 31, 2016 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change.

	March 31, 2016
Change in Interest Rates in Basis Points (bp) (1)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
	($ in thousands)
+200 bp	$1,079,112	$(107,571)	(9.1)%	$321,172	$2,286	0.7%
+100 bp	1,148,368	(38,314)	(3.2)%	321,203	2,318	0.7%
0 bp	1,186,683			318,885
-100 bp	1,146,671	(40,012)	(3.4)%	303,350	(15,536)	(4.9)%

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
At March 31, 2016, the Company did not maintain any securities for trading purposes or engage in trading activities. The Company does use derivative instruments to hedge its mortgage banking risks. In addition, interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of March 31, 2016 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A - RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors that appeared under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.
We may be subject to additional regulatory scrutiny if and when the Company's or the Bank's total assets exceed $10 billion.
As of March 31, 2016, the Company’s total consolidated assets were $9.62 billion and the Bank's total assets were $9.60 billion. Under the Dodd-Frank Act, when the total assets of the Company or the Bank exceed $10 billion, as measured as described below, the Company or the Bank, as applicable, will become subject to a number of additional requirements, that will impose additional compliance costs on our business. There may also be higher expectations from regulators.
Under the Dodd-Frank Act, the Consumer Financial Protection Bureau (CFPB) has near exclusive supervision authority, including examination authority, to assess compliance with federal consumer financial laws for a bank and its affiliates if the bank has total assets of more than $10 billion. This provision becomes applicable to a bank following the fourth consecutive quarter where the total assets of the bank, as reported in its quarterly Call Report, exceed $10 billion and afterwards remains applicable to the bank unless the bank has reported total assets of $10 billion or less in its quarterly Call Report for four consecutive quarters.
Also under the Dodd-Frank Act, the minimum ratio of net worth to insured deposits of the federal Deposit Insurance Fund administered by the FDIC was increased from 1.15 percent to 1.35 percent and the FDIC is required, in setting deposit insurance assessments, to offset the effect of the increase on institutions with assets of less than $10 billion, which results in institutions with assets greater than $10 billion paying higher assessments. In addition, following the fourth consecutive quarter where the total assets of a bank exceeds $10 billion, as reported in its quarterly Call Report, the FDIC’s method for determining its assessments for federal deposit insurance changes to the large bank scorecard method. The large bank scorecard method uses a performance score and a loss severity score, which are combined and converted into an initial base assessment rate. The performance score is based on measures of a bank’s ability to withstand asset-related stress and funding-related stress and weighted CAMELS ratings, which are safety and soundness ratings ascribed under the CAMELS supervisory rating system and assigned based on a supervisory authority’s analysis of a bank’s financial statements and on-site examinations. The loss severity score is a measure of potential losses to the FDIC in the event of the bank’s failure. Under a formula, the performance score and loss severity score are combined and converted to a total score that determines the bank’s initial base assessment rate. The FDIC has the discretion to alter the total score based on factors not captured by the scorecard. The resulting initial base assessment rate is also subject to adjustments downward based on long term unsecured debt issued by the bank, to adjustment upward based on long term unsecured debt held by the bank that is issued by other FDIC-insured institutions, and to further adjustment upward if the bank’s brokered deposits exceed 10 percent of its domestic deposits. Once a bank becomes subject to large bank scorecard method, it remains subject to that method unless the bank has reported total assets of $10 billion or less in its quarterly Call Report for four consecutive quarters.
The Bank also may be affected by the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more, as of December 31 of the preceding calendar year, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.
In addition, the Dodd-Frank Act requires publicly-traded bank holding companies with assets of $10 billion or more to perform capital stress testing and establish a risk committee responsible for enterprise-wide risk management practices, comprised of independent directors, including one risk management expert. These provisions become applicable if the average of the total consolidated assets of the bank holding company, as reported in its quarterly Consolidated Financial Statements for Bank Holding Companies, for the four most recent consecutive quarters exceed $10 billion.

As a result of the above, if and when the Company's or the Bank’s total assets exceed $10 billion, as measured as described above, deposit insurance assessments and expenses related to regulatory compliance are likely to increase, and interchange fee income will likely decrease, the cumulative effect of which may be significant.
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From January 1, 2016 to January 31, 2016	—	$—	—	—
From February 1, 2016 to February 29, 2016	—	$—	—	—
From March 1, 2016 to March 31, 2016	—	$—	—	—
Total	—	$—	—
During the three months ended March 31, 2016, the Company did not have any stock buyback program in place. The Company has a practice of buying back stock for tax purposes pertaining to employee benefit plans, and does not count these purchases toward the allotment of the shares. The Company did not purchase any shares during the three months ended March 31, 2016 related to tax liability sales for employee stock benefit plans.
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
(rr)

10.1	Employment Agreement, dated as of August 21, 2012, by and between the Registrant and Steven A. Sugarman	(i)

10.1A	Stock Appreciation Right Grant Agreement between the Registrant and Steven A. Sugarman dated August 21, 2012	(i)

10.1B	Amendment dated December 13, 2013 to Stock Appreciation Right Grant Agreement between the Registrant and Steven Sugarman dated August 21, 2012	(ff)

10.1C	Letter Agreement, dated as of May 23, 2014, by and between the Registrant and Steven A. Sugarman, relating to Stock Appreciation Rights issued with respect to Tangible Equity Units	(gg)

10.1D	Letter Agreement, dated as of March 2, 2016, by and between the Registrant and Steven A. Sugarman	(tt)

10.1E	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and among Banc of California, Inc., Banc of California, National Association, and Steven A. Sugarman	(uu)

10.1F	Letter Agreement, dated as of March 24, 2016, by and between the Registrant and Steven A. Sugarman	(uu)

10.2	Employment Agreement, dated as of September 25, 2012, by and among the Registrant, Pacific Trust Bank and Beach Business Bank and Robert M. Franko	(i)

10.2A
Mutual Termination and Release Letter Agreement, dated September 25, 2012, relating to Executive Employment Agreement, dated June 1, 2003, between Doctors’ Bancorp, predecessor-in-interest to Beach Business Bank, and Robert M. Franko
(i)

10.3	Employment Agreement, dated as of August 22, 2012, by and among the Registrant and John C. Grosvenor	(i)

10.3A	First Amendment to Employment Agreement, dated January 1, 2016, by and between the Registrant and John C. Grosvenor	(ss)

10.4	Employment Agreement, dated as of November 5, 2012, by and among the Registrant and Ronald J. Nicolas, Jr.	(i)

10.4A	Separation and Settlement Agreement, dated as of August 12, 2015, by and between the Registrant and Ronald J. Nicolas, Jr.	(qq)

10.5	Employment Agreement, dated as of September 17, 2013, by and among the Registrant and Hugh F. Boyle	(cc)

10.5A	First Amendment to Employment Agreement, dated as of January 1, 2016 by and between Registrant and Hugh F. Boyle	(ss)

10.6	Registrant’s 2011 Omnibus Incentive Plan	(j)

10.7A	Form of Incentive Stock Option Agreement under 2011 Omnibus Incentive Plan	(m)

10.7B	Form of Non-Qualified Stock Option Agreement under 2011 Omnibus Incentive Plan	(m)

10.7C	Form of Restricted Stock Agreement Under 2011 Omnibus Incentive Plan	(m)

10.8	Registrant’s 2003 Stock Option and Incentive Plan	(k)

10.9	Registrant’s 2003 Recognition and Retention Plan	(k)

10.10	Small Business Lending Fund-Securities Purchase Agreement, dated August 30, 2011, between the Registrant and the Secretary of the United States Treasury	(f)

10.11	Management Services Agreement, dated as of December 27, 2012, by and between CS Financial, Inc. and Pacific Trust Bank	(n)

10.12	Employment Agreement, dated as of May 13, 2013, by and among Pacific Trust Bank and Jeffrey T. Seabold	(z)

10.12A	Amended and Restated Employment Agreement, effective as of April 1, 2015, by and among Banc of California, National Association, and Jeffrey T. Seabold	(kk)

10.12B	First Amendment to Amended and Restated Employment Agreement, dated effective as of January 1, 2016, by between Banc of California, National Association and Jeffrey T. Seabold	(ss)

10.13	Registrant’s 2013 Omnibus Stock Incentive Plan	(r)

10.13A	Form of Incentive Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13B	Form of Non-Qualified Stock Option Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13C	Form of Restricted Stock Agreement under 2013 Omnibus Stock Incentive Plan	(s)

10.13D	Form of Restricted Stock Unit Agreement under 2013 Omnibus Stock Incentive Plan	(dd)

10.13E	Form of Restricted Stock Unit Agreement for Employee Equity Ownership Program under 2013 Omnibus Stock Incentive Plan	(dd)

10.13F	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(gg)

10.13G	Form of Restricted Stock Agreement for Non-Employee Directors under 2013 Omnibus Stock Incentive Plan	(gg)

10.13H	Form of Performance Unit Agreement under 2013 Omnibus Stock Incentive Plan	(kk)

10.13I	Form of Performance-Based Incentive Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	(kk)

10.13J	Form of Performance-Based Non-Qualified Stock Option Agreement under the 2013 Omnibus Stock Incentive Plan	(kk)

10.13K	Form of Performance-Based Restricted Stock Agreement under the 2013 Omnibus Stock Incentive Plan.	(kk)

10.14	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Offices, dated as of May 31, 2013, between Pacific Trust Bank and AmericanWest Bank	(t)

10.15	Common Stock Share Exchange Agreement, dated as of May 29, 2013, by and between the Registrant and TCW Shared Opportunity Fund V, L.P.	(u)

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
(hh)

10.20	Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(nn)

10.21	Amendment to Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(oo)

10.22	Employment Agreement, dated as of July 29, 2015, by and among the Registrant and James J. McKinney	(pp)

10.22A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between Banc of California, Inc. and James J. McKinney	(uu)

10.23	Agreement of Purchase and Sale, dated as of October 2, 2015, by and between The Realty Associates Fund IX, L.P. and Banc of California, National Association	(ii)

10.24	Employment Agreement, dated as of January 6, 2014, by and among Banc of California, National Association and J. Francisco A. Turner	(ss)

10.24A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between Banc of California, National Association, and J. Francisco A. Turner	(uu)

10.25	Form Director and Executive Officer Indemnification Agreement	(ss)

10.26	Employment Agreement, dated as of March 24, 2016, by and between Banc of California, Inc. and Brian Kuelbs	(uu)

10.27	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and among Banc of California, Inc. and Thedora Nickel	(uu)

11.0	Statement regarding computation of per share earnings	(vv)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)	31.2

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.

(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference.

(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.

(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.

(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.

(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference.

(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.

(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference.

(i)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(j)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(k)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(l)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(m)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(n)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.

(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 17, 2013 and incorporated herein by reference.

(r)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(s)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.

(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.

(w)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(x)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference.

(y)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(z)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(aa)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference.

(cc)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(dd)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(ee)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(ff)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(gg)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(hh)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

(ii)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 2, 2015 and incorporated herein by reference.

(jj)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(kk)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

(ll)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

(mm)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.

(nn)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 28, 2015 and incorporated herein by reference.

(oo)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 16, 2015 and incorporated herein by reference.

(pp)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference.

(qq)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on August 12, 2015 and incorporated herein by reference.

(rr)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2016 and incorporated herein by reference.

(ss)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

(tt)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference.

(uu)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 25, 2016 and incorporated herein by reference.

(vv)	Refer to Note 18 of the Notes to Consolidated Financial Statements contained in Item 1 of Part I of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	May 4, 2016	/s/ Steven A. Sugarman
Steven A. Sugarman
Chairman/President/Chief Executive Officer

Date:	May 4, 2016	/s/ James J. McKinney
James J. McKinney
Executive Vice President/Chief Financial Officer