Form 10-Q
period 2016-06-30
BANC OF CALIFORNIA, INC.
filed 2016-08-04
CIK 1169770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
As of July 28, 2016, the registrant had outstanding 49,563,203 shares of voting common stock and 161,841 shares of Class B non-voting common stock.

BANC OF CALIFORNIA, INC.
FORM 10-Q QUARTERLY REPORT
June 30, 2016

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

x.
legislative or regulatory changes that adversely affect our business, including changes in regulatory capital or other rules and changes that could result from our growth to over $10 billion in total assets;

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

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$15,598	$15,051
Interest-bearing deposits	256,134	141,073
Total cash and cash equivalents	271,732	156,124
Time deposits in financial institutions	1,500	1,500
Securities available-for-sale, at fair value	1,302,785	833,596
Securities held-to-maturity, at amortized cost (fair value of $980,871 and $932,285 at June 30, 2016 and December 31, 2015, respectively)	962,282	962,203
Loans held-for-sale, carried at fair value	418,517	379,155
Loans held-for-sale, carried at lower of cost or fair value	475,265	289,686
Loans and leases receivable, net of allowance for loan and lease losses of $37,483 and $35,533 at June 30, 2016 and December 31, 2015, respectively	6,198,632	5,148,861
Federal Home Loan Bank and other bank stock, at cost	81,115	59,069
Servicing rights, net ($52,567 and $49,939 measured at fair value at June 30, 2016 and December 31, 2015, respectively)	53,650	50,727
Other real estate owned, net	429	1,097
Premises, equipment, and capital leases, net	120,755	111,539
Bank-owned life insurance	101,314	100,171
Goodwill	39,244	39,244
Deferred income tax	7,270	11,341
Income tax receivable	5,904	604
Other intangible assets, net	16,514	19,158
Receivable on unsettled securities sales	10,049	—
Other assets	90,705	71,480
Total Assets	$10,157,662	$8,235,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$1,093,686	$1,121,124
Interest-bearing deposits	6,835,270	5,181,961
Total deposits	7,928,956	6,303,085
Advances from Federal Home Loan Bank	930,000	930,000
Long term debt, net	177,743	261,876
Reserve for loss on repurchased loans	10,438	9,700
Income taxes payable	—	1,241
Due on unsettled securities purchases	89,500	—
Accrued expenses and other liabilities	81,141	77,248
Total liabilities	9,217,778	7,583,150
Commitments and contingent liabilities
Preferred stock	269,071	190,750
Common stock, $0.01 par value per share, 446,863,844 shares authorized; 51,077,371 shares issued and 49,478,348 shares outstanding at June 30, 2016; 39,601,290 shares issued and 38,002,267 shares outstanding at December 31, 2015	510	395
Class B non-voting non-convertible common stock, $0.01 par value per share, 3,136,156 shares authorized; 161,841 shares issued and outstanding at June 30, 2016 and 37,355 shares issued and outstanding December 31, 2015	2	1
Additional paid-in capital	608,303	429,790
Retained earnings	88,385	63,534
Treasury stock, at cost (1,599,023 shares at June 30, 2016 and at December 31, 2015)	(29,070)	(29,070)
Accumulated other comprehensive income (loss), net	2,683	(2,995)
Total stockholders’ equity	939,884	652,405
Total liabilities and stockholders’ equity	$10,157,662	$8,235,555
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest and dividend income
Loans and leases, including fees	$73,743	$60,699	$140,887	$118,854
Securities	19,393	2,119	35,440	4,046
Dividends and other interest-earning assets	1,504	2,026	2,553	2,724
Total interest and dividend income	94,640	64,844	178,880	125,624
Interest expense
Deposits	8,385	6,165	16,492	12,526
Federal Home Loan Bank advances	1,966	290	3,228	643
Securities sold under repurchase agreements	389	—	549	—
Long term debt and other interest-bearing liabilities	2,863	4,285	7,157	6,354
Total interest expense	13,603	10,740	27,426	19,523
Net interest income	81,037	54,104	151,454	106,101
Provision for loan and lease losses	1,769	5,474	2,090	5,474
Net interest income after provision for loan and lease losses	79,268	48,630	149,364	100,627
Noninterest income
Customer service fees	1,173	1,072	2,021	1,982
Loan servicing income (loss)	(3,347)	2,007	(8,635)	1,565
Income from bank owned life insurance	580	47	1,143	106
Net gain (loss) on sale of securities available-for-sale	12,824	—	29,613	(2)
Net gain on sale of loans	2,147	7,838	4,342	12,310
Net revenue on mortgage banking activities	43,795	39,403	77,479	77,336
Advisory service fees	510	4,435	1,507	5,632
Loan brokerage income	759	661	1,633	1,802
Gain on sale of building	—	9,919	—	9,919
Gain on sale of a subsidiary	3,694	—	3,694	—
Other income	3,469	1,311	4,766	2,023
Total noninterest income	65,604	66,693	117,563	112,673
Noninterest expense
Salaries and employee benefits	61,022	56,120	118,205	105,891
Occupancy and equipment	11,943	10,325	23,683	20,096
Professional fees	6,763	6,689	12,975	10,124
Outside service fees	3,186	1,729	6,249	3,056
Data processing	2,838	2,075	5,032	3,910
Advertising	2,406	1,252	4,233	2,164
Regulatory assessments	1,879	1,376	3,615	2,730
Provision (reversal) for loan repurchases	(141)	999	(500)	1,844
Amortization of intangible assets	1,322	1,545	2,644	3,089
Impairment on intangible assets	—	258	—	258
All other expense	8,857	5,552	13,039	10,637
Total noninterest expense	100,075	87,920	189,175	163,799
Income before income taxes	44,797	27,403	77,752	49,501
Income tax expense	18,269	11,479	31,537	21,003
Net income	26,528	15,924	46,215	28,498
Preferred stock dividends	5,114	2,843	9,689	3,753
Net income available to common stockholders	$21,414	$13,081	$36,526	$24,745
Basic earnings per common share	$0.44	$0.33	$0.81	$0.62
Diluted earnings per common share	$0.43	$0.32	$0.79	$0.62
Basic earnings per class B common share	$0.44	$0.33	$0.81	$0.62
Diluted earnings per class B common share	$0.44	$0.33	$0.81	$0.62
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$26,528	$15,924	$46,215	$28,498
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available-for-sale:
Unrealized gain (loss) arising during the period	7,442	(1,982)	23,280	(54)
Reclassification adjustment for (gain) loss included in net income	(7,594)	—	(17,602)	1
Total change in unrealized gain (loss) on securities available-for-sale	(152)	(1,982)	5,678	(53)
Unrealized gain on cash flow hedge:
Unrealized gain arising during the period	—	336	—	232
Reclassification adjustment for gain included in net income	—	—	—	—
Total change in unrealized gain on cash flow hedge	—	336	—	232
Total change in other comprehensive income	(152)	(1,646)	5,678	179
Comprehensive income	$26,376	$14,278	$51,893	$28,677
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)
(Unaudited)

	Preferred Stock	Common Stock		Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
		Voting	Class B Non-Voting					Total
Balance at December 31, 2014	$79,877	$358	$6	$422,910	$29,589	$(29,798)	$373	$503,315
Comprehensive income:
Net income	—	—	—	—	28,498	—	—	28,498
Other comprehensive income, net	—	—	—	—	—	—	179	179
Issuance of common stock	—	15	(6)	(9)	—	—	—	—
Issuance of preferred stock	110,873	—	—	—	—	—	—	110,873
Exercise of stock options	—	—	—	(263)	—	728	—	465
Stock option compensation expense	—	—	—	247	—	—	—	247
Restricted stock compensation expense	—	—	—	4,038	—	—	—	4,038
Stock appreciation right expense	—	—	—	72	—	—	—	72
Restricted stock surrendered due to employee tax liability	—	(1)	—	(1,441)	—	—	—	(1,442)
Tax effect from stock compensation plan	—	—	—	135	—	—	—	135
Shares purchased under the Dividend Reinvestment Plan	—	—	—	95	(95)	—	—	—
Stock appreciation right dividend equivalents	—	—	—	—	(346)	—	—	(346)
Dividends declared ($0.24 per common share)	—	—	—	—	(8,399)	—	—	(8,399)
Preferred stock dividends	—	—	—	—	(3,753)	—	—	(3,753)
Balance at June 30, 2015	$190,750	$372	$—	$425,784	$45,494	$(29,070)	$552	$633,882
Balance at December 31, 2015	$190,750	$395	$1	$429,790	$63,534	$(29,070)	$(2,995)	$652,405
Comprehensive income:
Net income	—	—	—	—	46,215	—	—	46,215
Other comprehensive income, net	—	—	—	—	—	—	5,678	5,678
Issuance of common stock	—	117	1	174,976	—	—	—	175,094
Issuance of preferred stock	120,255	—	—	—	—	—	—	120,255
Repayment of preferred stock	(41,934)	—	—	—	(66)	—	—	(42,000)
Cash settlement of stock options	—	—	—	(359)	—	—	—	(359)
Stock option compensation expense	—	—	—	297	—	—	—	297
Restricted stock compensation expense	—	—	—	5,394	—	—	—	5,394
Stock appreciation right expense	—	—	—	15	—	—	—	15
Restricted stock surrendered due to employee tax liability	—	(2)	—	(3,386)	—	—	—	(3,388)
Tax effect from stock compensation plan	—	—	—	1,468	—	—	—	1,468
Shares purchased under the Dividend Reinvestment Plan	—	—	—	108	(113)	—	—	(5)
Stock appreciation right dividend equivalents	—	—	—	—	(372)	—	—	(372)
Dividends declared ($0.24 per common share)	—	—	—	—	(11,124)	—	—	(11,124)
Preferred stock dividends	—	—	—	—	(9,689)	—	—	(9,689)
Balance at June 30, 2016	$269,071	$510	$2	$608,303	$88,385	$(29,070)	$2,683	$939,884
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$46,215	$28,498
Adjustments to reconcile net income to net cash used in operating activities
Provision for loan and lease losses	2,090	5,474
Provision (reversal) for loan repurchases	(500)	1,844
Net revenue on mortgage banking activities	(77,479)	(77,336)
Net gain on sale of loans	(4,342)	(12,310)
Net amortization of premiums and discounts on securities	709	618
Depreciation on premises and equipment	5,664	4,374
Amortization of intangibles	2,644	3,089
Amortization of debt issuance cost	363	546
Stock option compensation expense	297	247
Stock award compensation expense	5,394	4,038
Stock appreciation right expense	15	72
Bank owned life insurance income	(1,143)	(106)
Impairment on intangible assets	—	258
Debt redemption costs	2,737	—
Net (gain) loss on sale of securities available-for-sale	(29,613)	2
Gain on sale of building	—	(9,919)
Gain on sale of a subsidiary	(3,694)	—
Gain on sale of mortgage servicing rights	(2)	—
Gain on sale of other real estate owned	(44)	(23)
Deferred income tax expense	1,456	4,293
Loss on sale or disposal of property and equipment	5	—
Loss from change of fair value and runoff on mortgage servicing rights	18,717	3,134
Increase in valuation allowances on other real estate owned	9	22
Repurchase of mortgage loans	(18,648)	(6,908)
Originations of loans held-for-sale from mortgage banking	(2,301,125)	(2,276,490)
Originations of other loans held-for-sale	(383,841)	(381,767)
Proceeds from sales of and principal collected on loans held-for-sale from mortgage banking	2,348,055	2,195,821
Proceeds from sales of and principal collected on other loans held-for-sale	206,085	452,535
Change in deferred loan fees	(379)	(808)
Net amortization of premiums and discounts on purchased loans	(21,096)	(13,967)
Change in accrued interest receivable	(5,295)	238
Change in other assets	(30,153)	(1,515)
Change in accrued interest payable and other liabilities	922	10,868
Net cash used in operating activities	(235,977)	(65,178)
Cash flows from investing activities:
Proceeds from sales of securities available-for-sale	3,551,453	174
Proceeds from maturities and calls of securities available-for-sale	—	687
Proceeds from principal repayments of securities available-for-sale	47,167	54,096
Purchases of securities available-for-sale	(3,949,717)	(197,258)
Purchases of securities held-to-maturity	—	(53,419)
Proceeds from sale of a subsidiary	259	—
Loan and lease originations and principal collections, net	(939,348)	(173,082)
Purchase of loans and leases	(156,258)	(131,532)
Redemption of Federal Home Loan Bank stock	5,690	16,913
Purchase of Federal Home Loan Bank and other bank stock	(27,774)	(8,859)
Proceeds from sale of loans	62,927	313,746
Proceeds from sale of other real estate owned	1,007	908
Proceeds from sale of mortgage servicing rights	5	3,089
Proceeds from sale of premises and equipment	—	52,250
Additions to premises and equipment	(15,458)	(3,815)
Payments of capital lease obligations	(473)	(469)
Net cash used in investing activities	(1,420,520)	(126,571)
Cash flows from financing activities:
Net increase in deposits	1,625,871	433,179
Net increase (decrease) in short-term Federal Home Loan Bank advances	50,000	(318,000)
Repayment of long-term Federal Home Loan Bank advances	(50,000)	(115,000)
Proceeds from long-term Federal Home Loan Bank advances	—	150,000
Net proceeds from issuance of common stock	175,094	—
Net proceeds from issuance of preferred stock	120,255	110,873
Redemption of preferred stock	(42,000)	—
Net proceeds from issuance of long term debt	—	172,304
Payment of amortizing debt	(2,492)	(2,314)
Redemption of long term debt	(84,750)	—
Proceeds from exercise of stock options	—	465
Cash settlement of stock options	(359)	—
Dividend equivalents paid on stock appreciation rights	(370)	(343)
Dividends paid on preferred stock	(9,405)	(3,385)
Dividends paid on common stock	(9,739)	(8,239)
Net cash provided by financing activities	1,772,105	419,540
Net change in cash and cash equivalents	115,608	227,791
Cash and cash equivalents at beginning of period	156,124	231,199
Cash and cash equivalents at end of period	$271,732	$458,990
Supplemental cash flow information
Interest paid on deposits and borrowed funds	$26,457	$21,686
Income taxes paid	36,404	19,502
Income taxes refunds received	1	158
Supplemental disclosure of non-cash activities
Transfer from loans to other real estate owned, net	304	534
Transfer of loans held-for-investment to loans held-for-sale, net of transfer of $0 from allowance for loan and lease losses for the six months ended June 30, 2016 and 2015	61,410	43,667
Transfer of loans held-for-sale to loans held-for-investment	7,155	476,901
Equipment acquired under capital leases	16	34
Non-cash consideration received from sale of a subsidiary	2,896	—
Receivable on unsettled securities sales	10,049	—
Due on unsettled securities purchases	89,500	—
See Accompanying Notes to Consolidated Financial Statements (Unaudited)

BANC OF CALIFORNIA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2016
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The accompanying unaudited consolidated financial statements include the accounts of Banc of California, Inc. (collectively, with its consolidated subsidiaries, the Company, we, us and our) and its wholly owned subsidiary, Banc of California, National Association (the Bank) as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015. On January 22, 2016, PTB Property Holding, LLC (PTB), which was a subsidiary of the Company, was dissolved. PTB was a California limited liability company originally formed in 2014, with the Company as its sole managing member, to hold real estate, cash, and fixed income securities transferred to it by the Company. The Company also sold another subsidiary, The Palisades Group, on May 5, 2016. The Company originally acquired the Palisades Group, a Delaware limited liability company, on September 10, 2013, which provided financial advisory services with respect to the purchase, sale, and management of single family residential (SFR) mortgage loans. Significant intercompany accounts and transactions have been eliminated in consolidation. Unless the context requires otherwise, all references to the Company include its then wholly owned subsidiaries.
Nature of Operations: Banc of California, Inc. is a financial holding company under the Bank Holding Company Act of 1956, as amended, headquartered in Irvine, California and incorporated under the laws of Maryland. Banc of California, Inc.'s assets primarily consist of the outstanding stock of the Bank.
Banc of California, Inc. is subject to regulation by the Board of Governors of the Federal Reserve System (FRB) and the Bank operates under a national bank charter issued by the Office of the Comptroller of the Currency (OCC), its primary regulator. The Bank is a member of the Federal Home Loan Bank (FHLB) system, and maintains insurance on deposit accounts with the Federal Deposit Insurance Corporation (FDIC).
The Bank had 38 banking offices, serving Orange, Los Angeles, San Diego, and Santa Barbara counties in California, and 63 loan production offices, in California, Arizona, Oregon, Virginia, Colorado, Idaho, and Nevada, as of June 30, 2016.
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
In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all of the adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial condition and consolidated results of operations as of the dates and for the periods presented. Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.
The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and disclosures provided, and actual results could differ. The allowance for loan and lease losses (ALLL), reserve for loss on repurchased loans, servicing rights, the valuation of goodwill and other intangible assets, derivative instruments, purchased credit impaired (PCI) loan discount accretion, and the fair value measurement of financial instruments are particularly subject to change and any such change could have a material effect on the consolidated financial statements.
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance is established when necessary to reduce deferred tax assets when it is more-likely-than-not that a portion or all of the net deferred tax assets will not be realized. As of June 30, 2016, the Company had a net deferred tax asset of $7.3 million, with no valuation allowance and as of December 31, 2015, the Company had a net deferred tax asset of $11.3 million, with no valuation allowance. See Note 11 for additional information.
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
Earnings Per Common Share: Net income allocated to common stockholders is computed by subtracting income allocated to participating securities, participating securities dividends and preferred stock dividends from net income. Participating securities are instruments granted in share-based payment transactions that contain rights to receive nonforfeitable dividends or dividend equivalents, which includes the Stock Appreciation Rights to the extent they confer dividend equivalent rights, as described under “Stock Appreciation Rights” in Note 14. Basic earnings per common share (EPS) is computed by dividing net income allocated to common stockholders by the weighted average number of common shares outstanding, including the minimum number of shares issuable under purchase contracts relating to the tangible equity units, as described under "Tangible Equity Units" in Note 15. Diluted EPS is computed by dividing net income allocated to common stockholders by the weighted average number of shares outstanding, adjusted for the dilutive effect of the restricted stock units, the potentially issuable shares in excess of the minimum under purchase contracts relating to the tangible equity units, outstanding stock options, and warrants to purchase common stock. For information regarding the tangible equity units, see Notes 10 and 15.
Adopted Accounting Pronouncements: During the six months ended June 30, 2016, the following pronouncements applicable to the Company were adopted:
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
Accounting Pronouncements Not Yet Adopted: The following are recently issued accounting pronouncements applicable to the Company that have not yet been adopted:
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
In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606).” This Update amends the principal versus agent guidance in ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. The amendments in ASU 2016-08 affect the guidance in ASU 2014-09, which is effective for public business entities in annual and interim reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718).” This Update was issued as a part of the FASB’s simplification initiative, and intends to improve the accounting for share-based payment transactions. The ASU changes several aspects of the accounting for share-based payment award transactions, including accounting for excess tax benefits and deficiencies, income statement recognition, cash flow classification, forfeitures, and tax withholding requirements. ASU 2016-09 is effective for public business entities in annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim or annual period provided the entire ASU is adopted. If an entity early adopts the ASU in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606).” This Update amends the guidance in ASU 2014-09, Revenue from Contracts with Customers, and clarifies identifying performance obligations and the licensing implementation guidance. This Update better articulates the principle for determining whether promises to transfer goods or services are separately identifiable, which is utilized in identifying performance obligations in a contract. Additionally, the amendments in this Update are intended to improve the operability and understandability of the licensing implementation guidance. The amendments in ASU 2016-10 affect the guidance in ASU 2014-09, which is effective for public business entities in annual and interim reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients.” This Update amends the guidance in ASU 2014-09, Revenue from Contracts with Customers, and clarifies the collectability criterion, accounting policy elections, noncash consideration, satisfied and unsatisfied performance obligations, completed contracts, and disclosures. The amendments in ASU 2016-12 affect the guidance in ASU 2014-09, which is effective for public business entities in annual and interim reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)." This Update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are SEC filers, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of this guidance may have on its consolidated financial statements.

NOTE 2 – ASSET SALE AND SUBSIDIARY SALE TRANSACTIONS
Building Sale
On June 25, 2015, the Company sold an improved real property office complex located at 1588 South Coast Drive, Costa Mesa, California (the Property) at a sale price of approximately $52.3 million with a gain on sale of $9.9 million. The Property had a book value of $42.3 million at the sale date. Additionally, the Company incurred selling costs of $2.3 million for this transaction, which were reported in Professional Fees and All Other Expenses in the Consolidated Statements of Operations for the three and six months ended June 30, 2015.
Branch Sale
On September 25, 2015, the Company completed a branch sale transaction to Americas United Bank, a California banking corporation (AUB). In the transaction, the Company sold two branches and certain related assets and deposit liabilities to AUB. The transaction included a transfer of $46.9 million of deposits to AUB. Additionally, as part of the transaction, the leases related to both locations were assumed by AUB. The Company recognized a gain of $163 thousand from this transaction, which is included in Other Income in the Consolidated Statements of Operations for the three months ended September 30, 2015.
The Company also sold certain loans totaling $40.2 million to AUB as part of the transaction. The Company recognized a gain of $644 thousand from the sale of these loans, which is included in Net Gain on Sale of Loans in the Consolidated Statements of Operations.
The Palisades Group Sale
On May 5, 2016, the Company completed the sale of all of its membership interests in The Palisades Group, a wholly owned subsidiary of the Company, to an entity wholly owned by Stephen Kirch and Jack Macdowell who serve as the Chief Executive Officer and Chief Investment Officer of The Palisades Group. At the time of sale, The Palisades Group had total assets and net assets of $4.5 million and $(540) thousand, respectively. As part of the sale, The Palisades Group issued to the Company a 10 percent, $5.0 million note due May 5, 2018 (the Note) and agreed to pay the Company an additional contingent amount of up to $15.0 million from future earnings. The Note is payable in cash, or a combination of certain unpaid cash due at maturity and issuance of a 19.9 percent interest in The Palisades Group. Subsequent to the sale, The Palisades Group has been providing advisory services to the Company over certain loan portfolio assets. The Company recognized a gain on sale of $3.7 million from this transaction.

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
Assets and Liabilities Measured on a Recurring Basis
Securities Available-for-Sale: The fair values of securities available-for-sale are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company primarily employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments. The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. Level 2 securities include Small Business Administration (SBA) loan pool securities, U.S. government sponsored entity (GSE) and agency securities, private label residential mortgage-backed securities, agency residential mortgage-backed securities, non-agency commercial mortgage-backed securities, collateralized loan obligations, and non-agency corporate bonds. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. The Company had no securities available-for-sale classified as Level 3 at June 30, 2016 or December 31, 2015.
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
	(In thousands)
June 30, 2016
Assets
Securities available-for-sale:
SBA loan pools securities	$1,416	$—	$1,416	$—
Private label residential mortgage-backed securities	1,453	—	1,453	—
Corporate bonds	60,113	—	60,113	—
Collateralized loan obligation	942,706	—	942,706	—
Commercial mortgage-backed securities	11,398	—	11,398	—
Agency mortgage-backed securities	285,699	—	285,699	—
Loans held-for-sale	418,517	—	384,266	34,251
Derivative assets (1)	15,679	—	15,679	—
Mortgage servicing rights (2)	52,567	—	—	52,567
Liabilities
Derivative liabilities (3)	8,413	—	8,413	—
December 31, 2015
Assets
Securities available-for-sale:
SBA loan pools securities	$1,504	$—	$1,504	$—
Private label residential mortgage-backed securities	1,768	—	1,768	—
Corporate bonds	26,152	—	26,152	—
Collateralized loan obligation	111,468	—	111,468	—
Agency mortgage-backed securities	692,704	—	692,704	—
Loans held-for-sale	379,155	—	360,864	18,291
Derivative assets (1)	9,042	—	9,042	—
Mortgage servicing rights (2)	49,939	—	—	49,939
Liabilities
Derivative liabilities (3)	1,067	—	1,067	—

(1)	Included in Other Assets on the Consolidated Statements of Financial Condition

(2)	Included in Servicing Rights, Net on the Consolidated Statements of Financial Condition

(3)	Included in Accrued Expenses and Other Liabilities on the Consolidated Statements of Financial Condition

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Mortgage servicing rights
Balance at beginning of period	$48,370	$21,165	$49,939	$19,082
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	(5,831)	1,538	(14,032)	1,010
Additions	12,766	13,699	21,348	23,891
Sales, paydowns, and other	(2,738)	(2,204)	(4,688)	(9,785)
Balance at end of period	$52,567	$34,198	$52,567	$34,198
Loans Repurchased from Ginnie Mae Loan Pools
Balance at beginning of period	$26,580	$—	$18,291	$—
Total gains or losses (realized/unrealized):
Included in earnings—fair value adjustment	95	—	142	—
Additions	11,277	—	21,103	—
Sales, settlements, and other	(3,701)	—	(5,285)	—
Balance at end of period	$34,251	$—	$34,251	$—
Loans repurchased from Ginnie Mae Loan pools had aggregated unpaid principal balances of $34.8 million and $18.6 million at June 30, 2016 and December 31, 2015, respectively.
The following table presents, as of the dates indicated, quantitative information about Level 3 fair value measurements on a recurring basis, other than loans that become severely delinquent and are repurchased out of Ginnie Mae loan pools that were valued based on an estimate of the expected loss the Company will incur on these loans, which was included as Level 3 at June 30, 2016 and December 31, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	($ in thousands)
June 30, 2016
Mortgage servicing rights	$52,567	Discounted cash flow	Discount rate	9.00% to 14.50% (10.29%)
			Prepayment rate	6.01% to 40.52% (17.01%)
December 31, 2015
Mortgage servicing rights	$49,939	Discounted cash flow	Discount rate	9.00% to 18.00% (9.75%)
			Prepayment rate	6.07% to 35.01% (11.81%)
The significant unobservable inputs used in the fair value measurement of the Company’s servicing rights include the discount rate and prepayment rate. The significant unobservable inputs used in the fair value measurement of the Company's loans repurchased from Ginnie Mae pools at June 30, 2016 and December 31, 2015 included an expected loss rate of 1.63 percent and 1.85 percent, respectively. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results.

Assets and Liabilities Measured on a Non-Recurring Basis
Securities Held-to-Maturity: Investment securities that the Company has the ability and the intent to hold to maturity are classified as held-to-maturity. Investment securities classified as held-to-maturity are carried at cost. The fair values of securities held-to-maturity are generally determined by quoted market prices in active markets, if available (Level 1). If quoted market prices are not available, the Company employs an independent pricing service that utilizes matrix pricing to calculate fair value. Such fair value measurements consider observable data such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and respective terms and conditions for debt instruments (Level 2). The Company employs procedures to monitor the pricing service's assumptions and establishes processes to challenge the pricing service's valuations that appear unusual or unexpected. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Only securities held-to-maturity with other-than-temporary impairment (OTTI) are considered to be carried at fair value. The Company did not have any OTTI on securities held-to-maturity at June 30, 2016.
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
Other Real Estate Owned Assets: Other real estate owned assets (OREO) are recorded at the fair value less estimated costs to sell at the time of foreclosure. The fair value of other real estate owned assets is generally based on recent real estate appraisals adjusted for estimated selling costs. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and result in a Level 3 classification of the inputs for determining fair value. Only OREO with a valuation allowance are considered to be carried at fair value. The Company recorded valuation allowance expense for OREO of $9 thousand and $0 for the three months ended June 30, 2016 and 2015, respectively, and $9 thousand and $22 thousand for the six months ended June 30, 2016 and 2015, respectively, in All Other Expense in the Consolidated Statements of Operations.
Alternative Investments (Affordable Housing Fund Investment, SBIC, and Other Investment): The Company generally accounts for its percentage ownership of alternative investment funds at cost, subject to impairment testing. These are non-public investments that cannot be redeemed since the Company’s investment is distributed as the underlying investments are liquidated, which generally takes 10 years. There are currently no plans to sell any of these investments prior to their liquidation. The alternative investments carried at cost are considered to be measured at fair value on a non-recurring basis when there is impairment. The Company had unfunded commitments of $349 thousand, $13.2 million, and $2.0 million for Affordable House Fund Investment, SBIC, and Other Investments at June 30, 2016, respectively. The Company recorded no impairment on these investments.

The following table presents the Company’s financial assets and liabilities measured at fair value on a non-recurring basis as of the dates indicated:

		Fair Value Measurement Level
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2016
Assets
Impaired loans:
Single family residential mortgage	$10,431	$—	$—	$10,431
Other real estate owned:
Single family residential	429	—	—	429
December 31, 2015
Assets
Impaired loans:
Single family residential mortgage	$3,585	$—	$—	$3,585
Commercial and industrial	1,073	—	—	1,073
Other real estate owned:
Single family residential	1,097	—	—	1,097
The following table presents the gains and (losses) recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Impaired loans:
Single family residential mortgage	$(149)	$—	$(149)	$—
Other real estate owned:
Single family residential	(2)	6	35	1

The following table presents the carrying amounts and estimated fair values of financial assets and liabilities as of the dates indicated:

	Carrying	Fair Value Measurement Level
	Amount	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2016
Financial assets
Cash and cash equivalents	$271,732	$271,732	$—	$—	$271,732
Time deposits in financial institutions	1,500	1,500	—	—	1,500
Securities available-for-sale	1,302,785	—	1,302,785	—	1,302,785
Securities held-to-maturity	962,282	—	980,871	—	980,871
Federal Home Loan Bank and other bank stock	81,115	—	81,115	—	81,115
Loans held-for-sale	893,782	—	869,459	34,251	903,710
Loans and leases receivable, net of ALLL	6,198,632	—	—	6,370,177	6,370,177
Accrued interest receivable	28,095	28,095	—	—	28,095
Derivative assets	15,679	—	15,679	—	15,679
Financial liabilities
Deposits	7,928,956	—	—	7,818,605	7,818,605
Advances from Federal Home Loan Bank	930,000	—	931,168	—	931,168
Long term debt	177,743	—	181,933	—	181,933
Derivative liabilities	8,413	—	8,413	—	8,413
Accrued interest payable	3,265	3,265	—	—	3,265
December 31, 2015
Financial assets
Cash and cash equivalents	$156,124	$156,124	$—	$—	$156,124
Time deposits in financial institutions	1,500	1,500	—	—	1,500
Securities available-for-sale	833,596	—	833,596	—	833,596
Securities held-to-maturity	962,203	—	932,285	—	932,285
Federal Home Loan Bank and other bank stock	59,069	—	59,069	—	59,069
Loans held-for-sale	668,841	—	654,559	18,291	672,850
Loans and leases receivable, net of ALLL	5,148,861	—	—	5,244,251	5,244,251
Accrued interest receivable	22,800	22,800	—	—	22,800
Derivative assets	9,042	—	9,042	—	9,042
Financial liabilities
Deposits	6,303,085	—	—	6,010,606	6,010,606
Advances from Federal Home Loan Bank	930,000	—	929,727	—	929,727
Long term debt	261,876	—	264,269	—	264,269
Derivative liabilities	1,067	—	1,067	—	1,067
Accrued interest payable	4,234	4,234	—	—	4,234

The methods and assumptions used to estimate fair value are described as follows:
Cash and Cash Equivalents and Time Deposits in Financial Institutions: The carrying amounts of cash and cash equivalents and time deposits in financial institutions approximate fair value due to the short-term nature of these instruments (Level 1).
Federal Home Loan Bank and Other Bank Stock: Federal Home Loan Bank and other bank stock is recorded at cost. Ownership of FHLB stock is restricted to member banks, and purchases and sales of these securities are at par value with the issuer (Level 2).
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
Loans and Leases Receivable, Net of ALLL: The fair value of loans and leases receivable is estimated based on the discounted cash flow approach. The discount rate was derived from the associated yield curve plus spreads and reflects the rates offered by the Bank for loans with similar financial characteristics. Yield curves are constructed by product and payment types. These rates could be different from what other financial institutions could offer for these loans. Additionally, the fair value of our loans may differ significantly from the values that would have been used had a ready market existed for such loans and may differ materially from the values that we may ultimately realize (Level 3).
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
Accrued Interest Payable: The carrying amount of accrued interest payable approximates its fair value (Level 1).

NOTE 4 – INVESTMENT SECURITIES
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2016
Securities held-to-maturity:
Corporate bonds	$239,675	$10,101	$(572)	$249,204
Collateralized loan obligations	416,322	—	(6,692)	409,630
Commercial mortgage-backed securities	306,285	16,026	(274)	322,037
Total securities held-to-maturity	$962,282	$26,127	$(7,538)	$980,871
Securities available-for-sale:
SBA loan pool securities	$1,363	$53	$—	$1,416
Private label residential mortgage-backed securities	1,452	4	(3)	1,453
Corporate bonds	60,167	285	(339)	60,113
Collateralized loan obligation	939,215	4,430	(939)	942,706
Commercial mortgage-backed securities	11,186	212	—	11,398
Agency mortgage-backed securities	284,813	1,081	(195)	285,699
Total securities available-for-sale	$1,298,196	$6,065	$(1,476)	$1,302,785
December 31, 2015
Securities held-to-maturity:
Corporate bonds	$239,274	$255	$(20,946)	$218,583
Collateralized loan obligations	416,284	—	(5,077)	411,207
Commercial mortgage-backed securities	306,645	41	(4,191)	302,495
Total securities held-to-maturity	$962,203	$296	$(30,214)	$932,285
Securities available-for-sale:
SBA loan pool securities	$1,485	$19	$—	$1,504
Private label residential mortgage-backed securities	1,755	14	(1)	1,768
Corporate bonds	26,657	—	(505)	26,152
Collateralized loan obligations	111,719	31	(282)	111,468
Agency mortgage-backed securities	697,152	134	(4,582)	692,704
Total securities available-for-sale	$838,768	$198	$(5,370)	$833,596
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

	June 30, 2016
	Securities Held-To-Maturity		Securities Available-For-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity:
Within one year	$—	$—	$—	$—
One to five years	15,000	14,850	23,000	23,088
Five to ten years	224,675	234,354	32,166	31,913
Greater than ten years	—	—	5,000	5,113
Collateralized loan obligations, SBA loan pool, private label residential mortgage-backed, commercial mortgage-backed, and agency mortgage-backed securities	722,607	731,667	1,238,030	1,242,671
Total	$962,282	$980,871	$1,298,196	$1,302,785
At June 30, 2016 and December 31, 2015, there were no holdings of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10 percent of the Company's stockholders’ equity.

The following table presents proceeds from sales and calls of securities available-for-sale and the associated gross gains and losses realized through earnings upon the sales and calls of securities available-for-sale for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Gross realized gains on sales and calls of securities available-for-sale	$12,825	$—	$29,618	$—
Gross realized losses on sales and calls of securities available-for-sale	—	—	(5)	(2)
Net realized gains (losses) on sales and calls of securities available-for-sale	$12,825	$—	$29,613	$(2)
Proceeds from sales and calls of securities available-for-sale	$1,304,032	$—	$3,551,453	$174
Tax expense (benefit) on sales and calls of securities available-for-sale	$5,231	$—	$12,011	$(1)
Investment securities with carrying values of $191.3 million and $47.9 million as of June 30, 2016 and December 31, 2015, respectively, were pledged to secure FHLB advances, public deposits, repurchase agreement, and for other purposes as required or permitted by law.
The following table summarizes the investment securities with unrealized losses by security type and length of time in a continuous unrealized loss position as of the dates indicated:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
June 30, 2016
Securities held-to-maturity:
Corporate bonds	$49,682	$(490)	$5,300	$(82)	$54,982	$(572)
Collateralized loan obligation	409,630	(6,692)	—	—	409,630	(6,692)
Commercial mortgage-backed securities	19,771	(274)	—	—	19,771	(274)
Total securities held-to-maturity	$479,083	$(7,456)	$5,300	$(82)	$484,383	$(7,538)
Securities available-for-sale:
Private label residential mortgage-backed securities	$125	$—	$317	$(3)	$442	$(3)
Corporate bonds	13,828	(339)	—	—	13,828	(339)
Collateralized loan obligations	229,478	(939)	—	—	229,478	(939)
Agency mortgage-backed securities	121,499	(175)	2,407	(20)	123,906	(195)
Total securities available-for-sale	$364,930	$(1,453)	$2,724	$(23)	$367,654	$(1,476)
December 31, 2015
Securities held-to-maturity:
Corporate bonds	$190,332	$(20,946)	$—	$—	$190,332	$(20,946)
Collateralized loan obligation	411,207	(5,077)	—	—	411,207	(5,077)
Commercial mortgage-backed securities	277,351	(4,191)	—	—	277,351	(4,191)
Total securities held-to-maturity	$878,890	$(30,214)	$—	$—	$878,890	$(30,214)
Securities available-for-sale:
Private label residential mortgage-backed securities	$—	$—	$403	$(1)	$403	$(1)
Corporate bonds	26,152	(505)	—	—	26,152	(505)
Collateralized loan obligations	72,204	(282)	—	—	72,204	(282)
Agency mortgage-backed securities	599,814	(4,459)	6,832	(123)	606,646	(4,582)
Total securities available-for-sale	$698,170	$(5,246)	$7,235	$(124)	$705,405	$(5,370)
The Company did not record OTTI for investment securities for the three and six months ended June 30, 2016 or 2015.
At June 30, 2016, the Company’s securities available-for-sale portfolio consisted of 140 securities, 37 of which were in an unrealized loss position and securities held-to-maturity consisted of 93 securities, 40 of which were in an unrealized loss position.

For corporate bonds held-to-maturity, unrealized losses at June 30, 2016 were lower than unrealized losses at December 31, 2015 due to lower market interest rates and tighter credit spreads at June 30, 2016 and improvement in the economic sectors for the bond issuers. For collateralized loan obligations, unrealized losses at June 30, 2016 were higher than unrealized losses at December 31, 2015 due to wider pricing spreads. For agency mortgage-backed securities available-for-sale, unrealized losses at June 30, 2016 were lower than unrealized losses at December 31, 2015 due to lower market interest rates at June 30, 2016.
The Company monitors its securities portfolio to ensure it has adequate credit support. As of June 30, 2016, the Company believes there is no OTTI and did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The Company considers the lowest credit rating for identification of potential OTTI. As of June 30, 2016, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.
NOTE 5 – LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The following table presents the balances in the Company’s loans and leases portfolio as of the dates indicated:

	Non-Traditional Mortgages (NTM)	Traditional Loans	Total NTM and Traditional Loans	PCI Loans	Total Loans and Leases Receivable
	($ in thousands)
June 30, 2016
Commercial:
Commercial and industrial	$—	$1,301,956	$1,301,956	$4,910	$1,306,866
Commercial real estate	—	721,781	721,781	3,326	725,107
Multi-family	—	1,147,597	1,147,597	—	1,147,597
SBA	—	62,634	62,634	2,843	65,477
Construction	—	86,852	86,852	—	86,852
Lease financing	—	228,663	228,663	—	228,663
Consumer:
Single family residential mortgage	738,716	976,843	1,715,559	740,165	2,455,724
Green Loans (HELOC) - first liens	99,620	—	99,620	—	99,620
Green Loans (HELOC) - second liens	4,298	—	4,298	—	4,298
Other consumer	—	115,911	115,911	—	115,911
Total loans and leases	$842,634	$4,642,237	$5,484,871	$751,244	$6,236,115
Allowance for loan and lease losses					(37,483)
Loans and leases receivable, net					$6,198,632
December 31, 2015
Commercial:
Commercial and industrial	$—	$876,146	$876,146	$853	$876,999
Commercial real estate	—	718,108	718,108	9,599	727,707
Multi-family	—	904,300	904,300	—	904,300
SBA	—	54,657	54,657	3,049	57,706
Construction	—	55,289	55,289	—	55,289
Lease financing	—	192,424	192,424	—	192,424
Consumer:
Single family residential mortgage	675,960	775,263	1,451,223	699,230	2,150,453
Green Loans (HELOC) - first liens	105,131	—	105,131	—	105,131
Green Loans (HELOC) - second liens	4,704	—	4,704	—	4,704
Other consumer	113	109,568	109,681	—	109,681
Total loans and leases	$785,908	$3,685,755	$4,471,663	$712,731	$5,184,394
Allowance for loan and lease losses					(35,533)
Loans and leases receivable, net					$5,148,861

Non Traditional Mortgage Loans
The Company’s NTM portfolio is comprised of three interest only products: Green Account Loans (Green Loans), fixed or adjustable rate hybrid interest only mortgage (Interest Only) loans and a small number of additional loans with the potential for negative amortization. As of June 30, 2016 and December 31, 2015, the NTM loans totaled $842.6 million, or 13.5 percent of total loans and leases, and $785.9 million, or 15.2 percent of total loans and leases, respectively. The total NTM portfolio increased by $56.7 million, or 7.2 percent, during the six months ended June 30, 2016.
The following table presents the composition of the NTM portfolio as of the dates indicated:

	June 30, 2016			December 31, 2015
	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
Green Loans (HELOC) - first liens	116	$99,620	11.8%	121	$105,131	13.4%
Interest-only - first liens	540	727,527	86.4%	521	664,358	84.4%
Negative amortization	28	11,189	1.3%	30	11,602	1.5%
Total NTM - first liens	684	838,336	99.5%	672	781,091	99.3%
Green Loans (HELOC) - second liens	15	4,298	0.5%	16	4,704	0.6%
Interest-only - second liens	—	—	—%	1	113	0.1%
Total NTM - second liens	15	4,298	0.5%	17	4,817	0.7%
Total NTM loans	699	$842,634	100.0%	689	$785,908	100.0%
Total loans and leases		$6,236,115			$5,184,394
% of NTM to total loans and leases		13.5%			15.2%
Green Loans
Green Loans are SFR first and second mortgage lines of credit with a linked checking account that allows all types of deposits and withdrawals to be performed. The loans are generally interest only with a 15 year-balloon payment due at maturity. At June 30, 2016 and December 31, 2015, Green Loans totaled $103.9 million and $109.8 million, respectively. At June 30, 2016 and December 31, 2015, $9.9 million and $10.1 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential for negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value (LTV) ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines. The Company discontinued origination of the Green Loan products in 2011.
Interest Only Loans
Interest only loans are primarily SFR first mortgage loans with payment features that allow interest only payments in initial periods before converting to a fully amortizing loan. As of June 30, 2016 and December 31, 2015, interest only loans totaled $727.5 million and $664.5 million, respectively. As of June 30, 2016 and December 31, 2015, $2.7 million and $4.6 million of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans other than Green Loans totaled $11.2 million and $11.6 million at June 30, 2016 and December 31, 2015, respectively. The Company discontinued origination of negative amortization loans in 2007. At June 30, 2016 and December 31, 2015, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on LTV ratios.
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
NTM Performance Indicators
The following table presents the Company’s NTM Green Loans first lien portfolio at June 30, 2016 by FICO scores that were obtained during the quarter ended June 30, 2016, comparing to the FICO scores for those same loans that were obtained during the quarter ended December 31, 2015:

	June 30, 2016
	By FICO Scores Obtained During the Quarter Ended June 30, 2016			By FICO Scores Obtained During the Quarter Ended December 31, 2015			Change
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
FICO Score
800+	20	$12,131	12.2%	22	$14,067	14.1%	(2)	$(1,936)	(1.9)%
700-799	56	36,208	36.3%	57	44,307	44.4%	(1)	(8,099)	(8.1)%
600-699	31	34,731	34.9%	22	23,281	23.4%	9	11,450	11.5%
<600	4	4,079	4.1%	5	4,050	4.1%	(1)	29	—%
No FICO	5	12,471	12.5%	10	13,915	14.0%	(5)	(1,444)	(1.5)%
Totals	116	$99,620	100.0%	116	$99,620	100.0%	—	$—	—%

Loan-to-Value Ratio
LTV ratio represents estimated current loan to value ratio, determined by dividing current unpaid principal balance by latest estimated property value received per the Company policy. The table below presents the Company’s SFR NTM first lien portfolio by LTV ratios as of the dates indicated:

	Green			Interest Only			Negative Amortization			Total
	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent	Count	Amount	Percent
	($ in thousands)
June 30, 2016
< 61%	56	$40,480	40.6%	183	$299,757	41.2%	19	$5,148	46.0%	258	$345,385	41.2%
61-80%	41	45,248	45.4%	294	399,589	55.0%	7	5,249	46.9%	342	450,086	53.7%
81-100%	15	11,948	12.0%	30	14,843	2.0%	2	792	7.1%	47	27,583	3.3%
> 100%	4	1,944	2.0%	33	13,338	1.8%	—	—	—%	37	15,282	1.8%
Total	116	$99,620	100.0%	540	$727,527	100.0%	28	$11,189	100.0%	684	$838,336	100.0%
December 31, 2015
< 61%	70	$51,221	48.7%	141	$208,120	31.3%	17	$5,271	45.4%	228	$264,612	33.9%
61-80%	33	42,075	40.0%	291	408,662	61.6%	12	6,106	52.7%	336	456,843	58.4%
81-100%	12	6,836	6.5%	37	30,167	4.5%	1	225	1.9%	50	37,228	4.8%
> 100%	6	4,999	4.8%	52	17,409	2.6%	—	—	—%	58	22,408	2.9%
Total	121	$105,131	100.0%	521	$664,358	100.0%	30	$11,602	100.0%	672	$781,091	100.0%

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
The Company also maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors determined based on the outstanding loan balance of the same customer or outstanding loans that share similar credit risk exposure are used to determine the adequacy of the reserve. At June 30, 2016 and December 31, 2015, the reserve for unfunded loan commitments was $1.9 million and $2.1 million, respectively.
The credit risk monitoring system is designed to identify impaired and potential problem loans, and to permit periodic evaluation of impairment and the adequacy of the allowance for credit losses in a timely manner. In addition, the Board of Directors of the Bank has adopted a credit policy that includes a credit review and control system which it believes should be effective in ensuring that the Company maintains an adequate allowance for credit losses. The Board of Directors provides oversight and guidance for management’s allowance evaluation process, including quarterly valuations, and consideration of management’s determination of whether the allowance is appropriate to absorb losses in the loan and lease portfolio. The determination of the amount of the ALLL and the provision for loan and lease losses is based on management’s current judgment about the credit quality of the loan and lease portfolio and considers known relevant internal and external factors that affect collectability when determining the appropriate level for the ALLL. Additions to the ALLL are made by charges to the provision for loan and lease losses. Identified credit exposures that are determined to be uncollectible are charged against the ALLL. Recoveries of previously charged off amounts, if any, are credited to the ALLL.
The following table presents a summary of activity in the ALLL for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$35,845	$29,345	$35,533	$29,480
Loans and leases charged off	(772)	(79)	(874)	(436)
Recoveries of loans and leases previously charged off	641	47	734	269
Provision for loan and lease losses	1,769	5,474	2,090	5,474
Balance at end of period	$37,483	$34,787	$37,483	$34,787

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the three and six months ended June 30, 2016:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Unallocated	Total
	(In thousands)
ALLL:
Balance at March 31, 2016	$6,046	$3,969	$6,484	$906	$1,520	$2,610	$13,270	$1,040	$—	$35,845
Charge-offs	(137)	—	—	—	—	(479)	(149)	(7)	—	(772)
Recoveries	—	371	—	245	—	24	—	1	—	641
Provision	2,095	(786)	430	(454)	157	385	22	(80)	—	1,769
Balance at June 30, 2016	$8,004	$3,554	$6,914	$697	$1,677	$2,540	$13,143	$954	$—	$37,483
Balance at December 31, 2015	$5,850	$4,252	$6,012	$683	$1,530	$2,195	$13,854	$1,157	$—	$35,533
Charge-offs	(137)	—	—	—	—	(581)	(149)	(7)	—	(874)
Recoveries	—	371	—	276	—	85	—	2	—	734
Provision	2,291	(1,069)	902	(262)	147	841	(562)	(198)	—	2,090
Balance at June 30, 2016	$8,004	$3,554	$6,914	$697	$1,677	$2,540	$13,143	$954	$—	$37,483
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$1,346	$—	$—	$1,346
Collectively evaluated for impairment	7,947	3,543	6,914	678	1,677	2,540	11,780	954	—	36,033
Acquired with deteriorated credit quality	57	11	—	19	—	—	17	—	—	104
Total ending ALLL balance	$8,004	$3,554	$6,914	$697	$1,677	$2,540	$13,143	$954	$—	$37,483
Loans:
Individually evaluated for impairment	$3,470	$271	$—	$—	$—	$—	$34,813	$294	$—	$38,848
Collectively evaluated for impairment	1,298,486	721,510	1,147,597	62,634	86,852	228,663	1,780,366	119,915	—	5,446,023
Acquired with deteriorated credit quality	4,910	3,326	—	2,843	—	—	740,165	—	—	751,244
Total ending loan balances	$1,306,866	$725,107	$1,147,597	$65,477	$86,852	$228,663	$2,555,344	$120,209	$—	$6,236,115

The following table presents the activity and balance in the ALLL and the recorded investment, excluding accrued interest, in loans and leases by portfolio segment and is based on the impairment method as of or for the three and six months ended June 30, 2015:

	Commercial and Industrial	Commercial Real Estate	Multi- family	SBA	Construction	Lease Financing	Single Family Residential Mortgage	Other Consumer	Unallocated	Total
	(In thousands)
ALLL:
Balance at March 31, 2015	$6,484	$3,904	$7,164	$566	$695	$1,195	$6,960	$2,013	$364	$29,345
Charge-offs	(23)	—	—	(55)	—	(1)	—	—	—	(79)
Recoveries	5	—	—	41	—	—	—	1	—	47
Provision	418	541	(3,484)	122	(116)	452	5,990	(328)	1,879	5,474
Balance at June 30, 2015	$6,884	$4,445	$3,680	$674	$579	$1,646	$12,950	$1,686	$2,243	$34,787
Balance at December 31, 2014	$6,910	$3,840	$7,179	$335	$846	$873	$7,192	$2,305	$—	$29,480
Charge-offs	(33)	(260)	—	(55)	—	(88)	—	—	—	(436)
Recoveries	8	132	3	113	—	—	—	13	—	269
Provision	(1)	733	(3,502)	281	(267)	861	5,758	(632)	2,243	5,474
Balance at June 30, 2015	$6,884	$4,445	$3,680	$674	$579	$1,646	$12,950	$1,686	$2,243	$34,787
Individually evaluated for impairment	$253	$—	$—	$—	$—	$—	$433	$—	$—	$686
Collectively evaluated for impairment	6,573	4,333	3,680	655	579	1,646	12,500	1,686	2,243	33,895
Acquired with deteriorated credit quality	58	112	—	19	—	—	17	—	—	206
Total ending ALLL balance	$6,884	$4,445	$3,680	$674	$579	$1,646	$12,950	$1,686	$2,243	$34,787
Loans:
Individually evaluated for impairment	$5,125	$353	$—	$8	$—	$—	$26,019	$294	$—	$31,799
Collectively evaluated for impairment	765,987	795,789	696,768	53,858	32,022	131,189	1,562,923	136,388	—	4,174,924
Acquired with deteriorated credit quality	365	11,004	—	3,021	—	—	251,982	—	—	266,372
Total ending loan balances	$771,477	$807,146	$696,768	$56,887	$32,022	$131,189	$1,840,924	$136,682	$—	$4,473,095

The following table presents loans and leases individually evaluated for impairment by class of loans and leases as of the dates indicated. The recorded investment, excluding accrued interest, presents customer balances net of any partial charge-offs recognized on the loans and leases and net of any deferred fees and costs.

	June 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	ALLL	Unpaid Principal Balance	Recorded Investment	ALLL
	(In thousands)
With no related ALLL recorded:
Commercial:
Commercial and industrial	$3,489	$3,470	$—	$6,244	$6,086	$—
Commercial real estate	271	271	—	1,200	312	—
SBA	—	—	—	22	3	—
Consumer:
Single family residential mortgage	25,701	25,602	—	24,224	22,671	—
Other consumer	294	294	—	553	553	—
With an ALLL recorded:
Commercial:
Commercial and industrial	—	—	—	1,072	1,073	38
Consumer:
Single family residential mortgage	9,752	9,211	1,346	3,575	3,585	331
Total	$39,507	$38,848	$1,346	$36,890	$34,283	$369
The following table presents information on impaired loans and leases, disaggregated by class, for the periods indicated:

	Three Months Ended			Six Months Ended
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(In thousands)
June 30, 2016
Commercial:
Commercial and industrial	$3,500	$55	$55	$4,048	$118	$143
Commercial real estate	285	14	14	295	24	24
Consumer:
Single family residential mortgage	34,963	309	298	34,644	595	563
Other consumer	294	2	3	294	4	5
Total	$39,042	$380	$370	$39,281	$741	$735
June 30, 2015
Commercial:
Commercial and industrial	$5,197	$68	$64	$6,698	$187	$194
Commercial real estate	363	7	7	373	17	17
Multi-family	—	—	—	790	13	15
SBA	9	—	—	8	—	—
Consumer:
Single family residential mortgage	26,111	210	210	23,989	389	386
Other consumer	294	2	2	294	4	5
Total	$31,974	$287	$283	$32,152	$610	$617

Non-accrual Loans and Leases
The following table presents nonaccrual loans and leases, and loans past due 90 days or more and still accruing as of the dates indicated:

	June 30, 2016			December 31, 2015
	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
(In thousands)
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—	$—
Nonaccrual loans and leases:
The Company maintains specific allowances for these loans of $80 at June 30, 2016 and $0 at December 31, 2015	12,628	32,384	45,012	14,703	30,426	45,129
The following table presents the composition of nonaccrual loans and leases as of the dates indicated:

	June 30, 2016			December 31, 2015
	NTM Loans	Traditional Loans and Leases	Total	NTM Loans	Traditional Loans and Leases	Total
	(In thousands)
Commercial:
Commercial and industrial	$—	$4,800	$4,800	$—	$4,383	$4,383
Commercial real estate	—	789	789	—	1,552	1,552
Multi-family	—	602	602	—	642	642
SBA	—	345	345	—	422	422
Lease financing	—	1,930	1,930	—	598	598
Consumer:
Single family residential mortgage	2,703	23,783	26,486	4,615	22,615	27,230
Green Loans (HELOC) - first liens	9,925	—	9,925	10,088	—	10,088
Other consumer	—	135	135	—	214	214
Total nonaccrual loans and leases	$12,628	$32,384	$45,012	$14,703	$30,426	$45,129

Past Due Loans and Leases
The following table presents the aging of the recorded investment in past due loans and leases as of June 30, 2016, excluding accrued interest receivable (which is not considered to be material), by class of loans and leases:

	June 30, 2016
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 89 Days Past due	Total Past Due	Current	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$2,124	$9,075	$2,246	$13,445	$725,271	$738,716
Green Loans (HELOC) - first liens	7,750	—	2,175	9,925	89,695	99,620
Green Loans (HELOC) - second liens	—	—	—	—	4,298	4,298
Other consumer	—	—	—	—	—	—
Total NTM loans	9,874	9,075	4,421	23,370	819,264	842,634
Traditional loans and leases:
Commercial:
Commercial and industrial	2,968	269	2,870	6,107	1,295,849	1,301,956
Commercial real estate	—	—	274	274	721,507	721,781
Multi-family	176	—	—	176	1,147,421	1,147,597
SBA	357	—	273	630	62,004	62,634
Construction	705	—	—	705	86,147	86,852
Lease financing	3,025	590	1,789	5,404	223,259	228,663
Consumer:
Single family residential mortgage	20,064	3,212	19,021	42,297	934,546	976,843
Other consumer	179	—	27	206	115,705	115,911
Total traditional loans and leases	27,474	4,071	24,254	55,799	4,586,438	4,642,237
PCI loans:
Commercial:
Commercial and industrial	—	—	171	171	4,739	4,910
Commercial real estate	—	—	162	162	3,164	3,326
SBA	475	—	347	822	2,021	2,843
Consumer:
Single family residential mortgage	41,467	6,313	8,272	56,052	684,113	740,165
Total PCI loans	41,942	6,313	8,952	57,207	694,037	751,244
Total	$79,290	$19,459	$37,627	$136,376	$6,099,739	$6,236,115

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
For the Company’s new TDRs, there were 2 modifications through interest rate changes and extension of maturities for loans with an aggregate principal of $401 thousand and 1 modification through interest rate change for a loan with a principal of $69 thousand for the three months ended June 30, 2016. For the six months ended June 30, 2016, there were 17 modifications through interest rate changes, extension of maturities, and deferrals of principal payments for loans with an aggregate principal of $4.3 million, 17 modifications through interest rate changes and extension of maturities for loans with an aggregate principal of $4.3 million, 1 modification through extension of maturity and deferral of principal payments for a loan with a principal of $507 thousand, 2 modifications through interest rate change for a loan with an aggregate principal of $146 thousand, and 3 modifications through extension of maturities for loans with an aggregate principal of $273 thousand. There were 2 modifications through bankruptcy discharges for the six months ended June 30, 2015. The following table summarizes the pre-modification and post-modification balances of the new TDRs for the three and six months ended June 30, 2016:

	Three Months Ended			Six Months Ended
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	($ in thousands)
June 30, 2016
Consumer:
Single family residential mortgage	3	$470	$470	40	$9,548	$9,548
Total	3	$470	$470	40	$9,548	$9,548
June 30, 2015
Consumer:
Single family residential mortgage	—	$—	$—	2	$1,430	$1,430
Total	—	$—	$—	2	$1,430	$1,430
For the three and six months ended June 30, 2016, there were 1 and 3 loans, respectively, with an aggregate principal of $110 thousand and $518 thousand, respectively, that were modified as TDRs during the past 12 months that had payment defaults during the period. For the three and six months ended June 30, 2015, there were no loans that were modified as TDRs during the past 12 months that had payment defaults during the period.
TDR loans and leases consist of the following as of the dates indicated:

	June 30, 2016			December 31, 2015
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
SBA	$—	$—	$—	$—	$3	$3
Consumer:
Single family residential mortgage	990	13,784	14,774	1,015	5,841	6,856
Green Loans (HELOC) - first liens	2,246	—	2,246	2,400	—	2,400
Green Loans (HELOC) - second liens	294	—	294	553	—	553
Total	$3,530	$13,784	$17,314	$3,968	$5,844	$9,812
The Company did not have any commitments to lend to customers with outstanding loans or leases that were classified as TDRs as of June 30, 2016 and December 31, 2015.

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

The following table presents the risk categories for loans and leases as of June 30, 2016:

	June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$734,266	$1,747	$2,703	$—	$—	$738,716
Green Loans (HELOC) - first liens	85,486	397	13,737	—	—	99,620
Green Loans (HELOC) - second liens	4,298	—	—	—	—	4,298
Other consumer	—	—	—	—	—	—
Total NTM loans	824,050	2,144	16,440	—	—	842,634
Traditional loans and leases:
Commercial:
Commercial and industrial	1,288,857	863	12,202	34	—	1,301,956
Commercial real estate	715,955	1,803	4,023	—	—	721,781
Multi-family	1,145,753	—	1,844	—	—	1,147,597
SBA	62,236	—	398	—	—	62,634
Construction	85,322	1,530	—	—	—	86,852
Lease financing	226,687	37	1,939	—	—	228,663
Consumer:
Single family residential mortgage	941,085	8,513	27,245	—	—	976,843
Other consumer	115,690	86	135	—	—	115,911
Total traditional loans and leases	4,581,585	12,832	47,786	34	—	4,642,237
PCI loans:
Commercial:
Commercial and industrial	27	4,127	756	—	—	4,910
Commercial real estate	—	514	2,812	—	—	3,326
SBA	972	—	1,871	—	—	2,843
Consumer:
Single family residential mortgage	—	—	131	—	740,034	740,165
Total PCI loans	999	4,641	5,570	—	740,034	751,244
Total	$5,406,634	$19,617	$69,796	$34	$740,034	$6,236,115

The following table presents the risk categories for loans and leases as of December 31, 2015:

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Not-Rated	Total
	(In thousands)
NTM loans:
Single family residential mortgage	$660,683	$11,731	$3,546	$—	$—	$675,960
Green Loans (HELOC) - first liens	87,967	2,329	14,835	—	—	105,131
Green Loans (HELOC) - second liens	4,704	—	—	—	—	4,704
Other consumer	113	—	—	—	—	113
Total NTM loans	753,467	14,060	18,381	—	—	785,908
Traditional loans and leases:
Commercial:
Commercial and industrial	860,993	3,175	11,978	—	—	876,146
Commercial real estate	707,238	4,788	6,082	—	—	718,108
Multi-family	901,578	403	2,319	—	—	904,300
SBA	53,078	1,132	447	—	—	54,657
Construction	55,289	—	—	—	—	55,289
Lease financing	190,976	—	1,448	—	—	192,424
Consumer:
Single family residential mortgage	738,196	12,301	24,766	—	—	775,263
Other consumer	109,206	148	214	—	—	109,568
Total traditional loans and leases	3,616,554	21,947	47,254	—	—	3,685,755
PCI loans:
Commercial:
Commercial and industrial	54	—	799	—	—	853
Commercial real estate	5,621	523	3,455	—	—	9,599
SBA	988	—	2,061	—	—	3,049
Consumer:
Single family residential mortgage	—	—	139	—	699,091	699,230
Total PCI loans	6,663	523	6,454	—	699,091	712,731
Total	$4,376,684	$36,530	$72,089	$—	$699,091	$5,184,394

Purchased Credit Impaired Loans
The Company has acquired loans and leases through business combinations and purchases of loan pools for which there was evidence of deterioration of credit quality subsequent to origination and it was probable, at acquisition, that all contractually required payments would not be collected (referred to as PCI loans). The following table presents the outstanding balance and carrying amount of PCI loans as of the dates indicated:

	June 30, 2016		December 31, 2015
	Outstanding Balance	Carrying Amount	Outstanding Balance	Carrying Amount
	(In thousands)
Commercial:
Commercial and industrial	$5,164	$4,910	$1,001	$853
Commercial real estate	4,835	3,326	11,255	9,599
SBA	3,896	2,843	4,033	3,049
Consumer:
Single family residential mortgage	813,854	740,165	764,814	699,230
Total	$827,749	$751,244	$781,103	$712,731
The following table presents a summary of accretable yield, or income expected to be collected for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$175,889	$85,295	$205,549	$92,301
New loans or leases purchased	23,568	6,331	23,568	6,331
Accretion of income	(9,772)	(4,968)	(19,480)	(10,016)
Changes in expected cash flows	(123)	(128)	(18,786)	(153)
Disposals	(5,484)	(1,659)	(6,773)	(3,592)
Balance at end of period	$184,078	$84,871	$184,078	$84,871
The Company completed one bulk loan acquisition during the three and six months ended June 30, 2016 with unpaid principal balances and fair values of $103.8 million and $91.0 million, respectively, at the acquisition date. The Company determined that all loans in this acquisition reflected evidence of credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected.
The Company completed one bulk loan acquisition during the three and six months ended June 30, 2015 with unpaid principal balances and fair values of $82.5 million and $79.9 million, respectively, at the acquisition date. The Company determined that certain of the loans in this acquisition reflected evidence of credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The unpaid principal balances and fair values of PCI loans in this transaction, at the date of acquisition, were $31.6 million and $30.4 million, respectively.
The Company did not sell any PCI loans during the six months ended June 30, 2016 or 2015.

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
Income (loss) from servicing rights was $(3.3) million and $2.0 million, respectively, for the three months ended June 30, 2016 and 2015, and $(8.6) million and $1.6 million, respectively, for the six months ended June 30, 2016 and 2015. The Company recognized losses on the fair value and runoff of servicing rights of $8.6 million and $666 thousand, respectively, for the three months ended June 30, 2016 and 2015, and $18.7 million and $3.1 million, respectively, for the six months ended June 30, 2016 and 2015. These decreases were partially offset by increases in servicing fees. The Company recognized servicing fees of $5.2 million and $2.7 million, respectively, for the three months ended June 30, 2016 and 2015, and $10.1 million and $4.7 million, respectively, for the six months ended June 30, 2016 and 2015. The decrease in fair value of servicing rights was due to generally lower interest rates and the increase in servicing fees was due to the increase in unpaid principal balance of loans sold with servicing retained. These amounts are reported in Loan Servicing Income on the Consolidated Statements of Operations. The following table presents a composition of servicing rights as of the dates indicated:

	June 30, 2016	December 31, 2015
	(In thousands)
Mortgage servicing rights, at fair value	$52,567	$49,939
SBA servicing rights, at cost	1,083	788
Total	$53,650	$50,727
Mortgage loans sold with servicing retained are not reported as assets and are subserviced by a third party vendor. The unpaid principal balance of these loans at June 30, 2016 and December 31, 2015 was $6.32 billion and $4.77 billion, respectively. Custodial escrow balances maintained in connection with serviced loans were $36.6 million and $21.1 million at June 30, 2016 and December 31, 2015, respectively.
Mortgage Servicing Rights
The following table presents the key characteristics, inputs and economic assumptions used to estimate the fair value of the MSRs as of the dates indicated:

	June 30, 2016	December 31, 2015
	($ in thousands)
Fair value of retained MSRs	$52,567	$49,939
Discount rate	10.29%	9.75%
Constant prepayment rate	17.01%	11.81%
Weighted-average life	5.19 years	6.48 years
The following table presents activity in the MSRs for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$48,370	$21,165	$49,939	$19,082
Additions	12,766	13,699	21,348	23,891
Changes in fair value resulting from valuation inputs or assumptions	(5,831)	1,538	(14,032)	1,010
Sales of servicing rights	—	—	(3)	(5,862)
Other	(2,738)	(2,204)	(4,685)	(3,923)
Balance at end of period	$52,567	$34,198	$52,567	$34,198

SBA Servicing Rights
The Company used a discount rate of 7.50 percent to calculate the present value of cash flows and an estimated prepayment speed based on prepayment data available. Discount rates and prepayment speeds are reviewed quarterly and adjusted as appropriate. The following table presents activity in the SBA servicing rights for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$1,036	$664	$788	$484
Additions	91	144	383	339
Amortization, including prepayments	(44)	(64)	(88)	(79)
Balance at end of period	$1,083	$744	$1,083	$744
NOTE 7 – OTHER REAL ESTATE OWNED
The following table presents the activity in OREO for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$325	$498	$1,097	$423
Additions	157	—	304	534
Sales and net direct write-downs	(44)	(448)	(963)	(885)
Net change in valuation allowance	(9)	—	(9)	(22)
Balance at end of period	$429	$50	$429	$50
The following table presents the activity in the OREO valuation allowance for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$70	$54	$70	$32
Additions	9	—	9	22
Balance at end of period	$79	$54	$79	$54
The following table presents expenses related to foreclosed assets included in Loan Servicing and Foreclosure Expenses on the Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Net gain on sales	$7	$6	$44	$23
Operating expenses, net of rental income	—	—	—	—
Total	$7	$6	$44	$23
The Company did not provide loans for sale of OREO during the three and six months ended June 30, 2016 or 2015.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS, NET
At June 30, 2016, the Company had goodwill of $39.2 million related to the following acquisitions: Banco Popular North America's Southern California branches (BPNA branches), RenovationReady, CS Financial, Inc. (CS Financial), The Private Bank of California (PBOC), and Beach Business Bank (Beach).
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
During the three months ended June 30, 2015, the Company wrote off a portion of core deposit intangibles on non-interest bearing demand deposits and money market accounts acquired through the acquisition of BPNA branches of $258 thousand, as these deposits were transferred in connection with the branch sale to AUB.
Core deposit intangibles are amortized over their useful lives ranging from 4 to 10 years. As of June 30, 2016, the weighted average remaining amortization period for core deposit intangibles was approximately 7.0 years. Customer relationship intangible, related to the RenovationReady acquisition, is amortized over its useful life of 5.0 years. As of June 30, 2016, the remaining amortization period for customer relationship intangible was approximately 2.6 years. Trade name intangibles, related to the RenovationReady and CS Financial acquisitions, have indefinite useful lives. The following table presents a summary of other intangible assets as of the dates indicated:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
June 30, 2016
Core deposit intangibles	$30,904	$15,516	$15,388
Customer relationship intangible	670	324	346
Trade name intangibles	780	—	780
December 31, 2015
Core deposit intangibles	$30,904	$12,939	$17,965
Customer relationship intangible	670	257	413
Trade name intangibles	780	—	780
Aggregate amortization of intangible assets was $1.3 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively, and $2.6 million and $3.1 million for the six months ended June 30, 2016 and 2015, respectively. The following table presents estimated future amortization expenses as of June 30, 2016:

	Remainder of 2016	2017	2018	2019	2020 and After	Total
	(In thousands)
Estimated future amortization expense	$2,302	$4,066	$3,205	$2,202	$3,959	$15,734
The carrying values of goodwill allocated to the reportable segments were $37.1 million and $2.1 million to the Commercial Banking segment and Mortgage Banking segment, respectively, at June 30, 2016. See Note 19 for additional information.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS
At June 30, 2016, $750.0 million of the Bank's advances from the FHLB were fixed-rate and had interest rates ranging from 0.38 percent to 1.61 percent with a weighted average interest rate of 0.51 percent and $180.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.47 percent. At December 31, 2015, $200.0 million of the Bank’s advances from the FHLB were fixed-rate and had interest rates ranging from 0.50 percent to 1.61 percent with a weighted average interest rate of 0.89 percent, and $730.0 million of the Bank’s advances from the FHLB were variable-rate and had a weighted average interest rate of 0.27 percent.
Each advance is payable at its maturity date. Advances paid early are subject to a prepayment penalty. At June 30, 2016 and December 31, 2015, the Bank’s advances from the FHLB were collateralized by certain real estate loans with an aggregate unpaid principal balance of $3.89 billion and $3.38 billion, respectively. The Bank’s investment in capital stock of the FHLB of San Francisco totaled $58.6 million and $39.2 million at June 30, 2016 and December 31, 2015, respectively. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank was eligible to borrow an additional $2.17 billion at June 30, 2016.
The Bank maintained a line of credit of $142.7 million from the Federal Reserve Discount Window, to which the Bank pledged loans with a carrying value of $38.8 million with no outstanding borrowings at June 30, 2016. The Bank also maintained available unsecured federal funds lines with correspondent banks totaling $85.0 million and unused repurchase agreements of up to $1.00 billion, subject to pledging additional investment securities, at June 30, 2016.
Banc of California, Inc. maintains a line of credit of $75.0 million with an unaffiliated financial institution. The line has a maturity date of April 18, 2017 and a floating interest rate equal to a LIBOR rate plus 2.25 percent or a prime rate. The proceeds of the line are to be used for working capital purposes. The Company had no outstanding borrowings under this line of credit at June 30, 2016.

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
On April 15, 2016, the Company completed the redemption of all of its outstanding Senior Notes I at a redemption price of 100 percent of the principal amount plus accrued and unpaid interest to the redemption date. In connection with this transaction, the Company recognized a debt extinguishment cost of $2.7 million in All Other Expense in the Consolidated Statements of Operations.
The Senior Notes II are the Company’s senior unsecured debt obligations and rank equally with all of the Company’s other present and future unsecured unsubordinated obligations. The Company makes interest payments on the Senior Notes II semi-annually in arrears.
The Senior Notes II will mature on April 15, 2025. The Company may, at its option, on or after January 15, 2025 (i.e., 90 days prior to the maturity date of the Senior Notes II), redeem the Senior Notes II in whole at any time or in part from time to time, in each case on not less than 30 nor more than 60 days’ prior notice. The Senior Notes II will be redeemable at a redemption price equal to 100 percent of the principal amount of the Senior Notes II to be redeemed plus accrued and unpaid interest to the date of redemption.
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
The Purchase Contracts and Amortizing Notes are accounted for separately. The Purchase Contract component of the TEUs is recorded in Additional Paid in Capital on the Consolidated Statements of Financial Condition. The Amortizing Note component is recorded in Long Term Debt on the Consolidated Statements of Financial Condition. The relative fair values of the Amortizing Notes and Purchase Contracts were estimated to be approximately $14.6 million and $54.4 million, respectively. Total issuance costs associated with the TEUs were $4.0 million (including the underwriter discount of $3.3 million), of which $857 thousand was allocated to the debt component and $3.2 million was allocated to the equity component of the TEUs. The portion of the issuance costs allocated to the debt component of the TEUs is being amortized over the term of the Amortizing Notes. See Note 15 for additional information.

NOTE 11 – INCOME TAXES
For the three months ended June 30, 2016 and 2015, income tax expense was $18.3 million and $11.5 million, respectively, and the effective tax rate was 40.8 percent and 41.9 percent, respectively. For the six months ended June 30, 2016 and 2015, income tax expense was $31.5 million and $21.0 million, respectively, and the effective tax rate was 40.6 percent and 42.4 percent, respectively. The Company’s effective tax rate decreased for the three and six months ended June 30, 2016 due to the accrual and settlement of an amount related to the Internal Revenue Service's examination of the 2010 and 2011 tax years as well as a higher state income tax rate during the three and six months ended June 30, 2015.
The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management will continue to evaluate both positive and negative evidence on a quarterly basis, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, projected future taxable income and tax planning strategies. Based on this analysis, management determined that it was more likely than not that all of the deferred tax assets would be realized. Therefore, no valuation allowance was provided against the net deferred tax assets of $7.3 million and $11.3 million at June 30, 2016 and December 31, 2015, respectively.
ASC 740-10-25 relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740-10-25 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no unrecognized tax benefits at June 30, 2016 and December 31, 2015. At June 30, 2016 and December 31, 2015, the Company had no accrued interests or penalties. In the event the Company is assessed interest and/or penalties by federal or state tax authorities, such amounts will be classified in the consolidated financial statements as income tax expense.
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
During the three and six months ended June 30, 2016, the Bank originated $1.28 billion and $2.30 billion, respectively, and sold $1.30 billion and $2.27 billion, respectively, of conforming SFR mortgage loans in the secondary market. The net gain and margin were $38.9 million and 3.05 percent, respectively, and loan origination fees were $4.9 million for the three months ended June 30, 2016. For the six months ended June 30, 2016, the net gain and margin were $68.6 million and 2.98 percent, respectively, and loan origination fees were $8.9 million. Included in the net gain is the initial capitalized value of our MSRs, which totaled $12.4 million and $20.8 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three and six months ended June 30, 2016, respectively.
During the three and six months ended June 30, 2015, the Bank originated $1.27 billion and $2.28 billion, respectively, and sold $1.22 billion and $2.14 billion, respectively, of conforming SFR mortgage loans in the secondary market. The net gain and margin were $34.8 million and 2.75 percent, respectively, and loan origination fees were $4.6 million for the three months ended June 30, 2015. For the six months ended June 30, 2015, the net gain and margin were $69.2 million and 3.04 percent, respectively, and loan origination fees were $8.1 million. Included in the net gain is the initial capitalized value of our MSRs, which totaled $13.6 million and $23.4 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three and six months ended June 30, 2015, respectively.
Mortgage Loan Repurchase Obligations
In addition to net revenue on mortgage banking activities, the Company records provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases or loss reimbursements. Total provision for loan repurchases was $851 thousand and $1.6 million for the three months ended June 30, 2016 and 2015, respectively, and $1.2 million and $2.9 million for the six months ended June 30, 2016 and 2015, respectively. Of these total provisions for loan repurchases, the Company recorded an initial provision for loan repurchases of $992 thousand and $574 thousand for the three months ended June 30, 2016 and 2015, respectively, and $1.7 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively, against net revenue on mortgage banking activities, with the balance of the provision (reversal) for loan repurchase reserve recorded in noninterest expense of $(141) thousand and $1.0 million for the three months ended June 30, 2016 and 2015, respectively, and $(500) thousand and $1.8 million for the six months ended June 30, 2016 and 2015, respectively.
The following table presents a summary of activity in the reserve for losses on repurchased loans for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$9,781	$8,432	$9,700	$8,303
Provision for loan repurchases	851	1,573	1,230	2,901
Utilization of reserve for loan repurchases	(194)	(594)	(492)	(1,793)
Balance at end of period	$10,438	$9,411	$10,438	$9,411
In addition to the reserve for losses on repurchased loans at June 30, 2016, the Company may receive repurchase demands in future periods that could be material to the Company's financial position or results of operations. The Company believes that all known or probable and estimable demands were adequately reserved for at June 30, 2016.
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
The net gains (losses) relating to these derivative instruments used for mortgage banking activities, which were included in Net Revenue on Mortgage Banking Activities on the Consolidated Statements of Operations, were $(7.2) million and $13 thousand, respectively, for the three months ended June 30, 2016 and 2015, and $(13.6) million and $(2.7) million, respectively, for the six months ended June 30, 2016 and 2015.
Interest Rate Swaps on Deposits and Other Borrowings: On September 30, 2013 and January 30, 2015, the Company entered into pay-fixed, receive-variable interest-rate swap contracts for the notional amounts of $50.0 million and $25.0 million, respectively, with maturity dates of September 27, 2018 and January 30, 2022, respectively. These swap contracts were entered into with institutional counterparties to hedge against variability in cash flows attributable to interest rate risk caused by changes in the LIBOR benchmark interest rate on the Company’s ongoing LIBOR based variable rate deposits and borrowings. During the three months ended June 30, 2016, the Company terminated the interest rate swaps of $50.0 million that were entered on September 30, 2013.
During the year ended December 31, 2015, the Company exited the underlying hedged items related to interest rate swaps designated as cash flow hedges. As a result, the Company discontinued hedge accounting related to these interest rate swaps, and reclassified the fair value of the derivatives from AOCI into earnings. At September 30, 2015, the fair value of these derivative instruments discontinued from hedge accounting was $918 thousand, which was reclassified into earnings. During the six months ended June 30, 2016, the Company recognized a total loss of $767 thousand related to these derivatives in Other Income in the Consolidated Statements of Operations.
Interest Rate Swaps and Caps on Loans: The Company offers interest rate swap and cap products to certain loan customers to allow them to hedge the risk of rising interest rates on their variable rate loans. The Company originates a variable rate loan and enters into a variable-to-fixed interest rate swap with the customer. The Company also enters into an offsetting swap with a correspondent bank. These back-to-back agreements are intended to offset each other and allow the Company to originate a variable rate loan, while providing a contract for fixed interest payments for the customer. The net cash flow for the Company is equal to the interest income received from a variable rate loan originated with the customer. These swaps and caps are not designated as hedging instruments and are recorded at fair value in Other Assets and Accrued Expenses and Other Liabilities on the Consolidated Statement of Financial Condition. The changes in fair value are recorded in Other Income in the Consolidated Statements of Operations. For the three and six months ended June 30, 2016, changes in fair value recorded through Other Income in the Consolidated Statements of Operations were insignificant.
The following table presents the amount and market value of derivative instruments included in the Consolidated Statements of Financial Condition as of the dates indicated. Note 3 contains further disclosures pertaining to the fair value of mortgage banking derivatives.

	June 30, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
Included in assets:
Interest rate lock commitments	$496,072	$15,313	$262,135	$7,343
Mandatory forward commitments	32,192	94	468,740	1,130
Interest rate swaps on deposits and other borrowings	—	—	25,000	331
Interest rate swaps and cap on loans with customers	22,662	272	27,467	238
Total included in assets	$550,926	$15,679	$783,342	$9,042
Included in liabilities:
Interest rate lock commitments	$15,998	$109	$16,790	$88
Mandatory forward commitments	967,727	7,265	215,272	300
Interest rate swaps on deposits and other borrowings	25,000	767	50,000	441
Interest rate swaps and caps on loans with correspondent bank	22,662	272	27,467	238
Total included in liabilities	$1,031,387	$8,413	$309,529	$1,067

NOTE 14 – EMPLOYEE STOCK COMPENSATION
Share-based Compensation Expense
For the three months ended June 30, 2016 and 2015, share-based compensation expense on stock options and restricted stock awards and units was $1.9 million and $2.6 million, respectively, and the related tax benefits were $789 thousand and $1.1 million, respectively. For the six months ended June 30, 2016 and 2015, share-based compensation expense on stock options and restricted stock awards and units was $5.7 million and $4.3 million, respectively, and the related tax benefits were $2.4 million and $1.8 million, respectively. Share-based compensation expense on stock appreciation rights was $2 thousand and $30 thousand, respectively, and the related tax benefits were $1 thousand and $12 thousand, respectively, for the three months ended June 30, 2016 and 2015. For the six months ended June 30, 2016 and 2015, share-based compensation expense on stock appreciation rights was $15 thousand and $72 thousand, respectively, and the related tax benefits were $6 thousand and $30 thousand, respectively.
The Company issues stock-based compensation awards to its directors and employees from the 2013 Omnibus Plan. The 2013 Omnibus Plan provides that the aggregate number of shares of the Company's common stock that may be subject to awards will be 20 percent of the then outstanding shares of Company common stock (the Share Limit), provided that in no event will the Share Limit be less than the greater of 2,384,711 shares of Company common stock and the aggregate number of shares of Company common stock with respect to which awards have been properly granted under the 2013 Omnibus Plan up to that point in time. As of June 30, 2016, based on the number of shares then registered for issuance under the 2013 Omnibus Plan, 1,393,954 shares were available for future awards.
Unrecognized Share-based Compensation Expense
The following table presents unrecognized share-based compensation expense as of June 30, 2016:

	June 30, 2016
	Unrecognized Expense	Average Expected Recognition Period
	($ in thousands)
Stock option awards	$1,832	3.9 years
Restricted stock awards and restricted stock units	16,362	2.5 years
Stock appreciation rights	6	0.9 years
Total	$18,200	2.7 years
Stock Options
The Company has issued stock options to certain employees, officers and directors. Stock options are issued at the closing market price immediately before the grant date, and generally have a three to five year vesting period and contractual terms of seven to ten years.
The following table represents stock option activity as of and for the three months ended June 30, 2016:

	Three Months Ended June 30, 2016
	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	1,010,879	$13.05	7.1 years	$1,973
Granted	240,000	$17.50	9.8 years
Cash settled	(55,826)	$14.33	2.3 years
Forfeited	(83,743)	$14.33	2.3 years
Expired	(2,053)	$13.88	0.0 years
Outstanding at end of period	1,109,257	$13.84	8.3 years	$4,714
Exercisable at end of period	466,979	$12.57	6.6 years	$2,582

The following table represents stock option activity as of and for the six months ended June 30, 2016:

	Six Months Ended June 30,
	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	960,879	$12.86	6.9 years	$796
Granted	320,000	$16.78	9.7 years
Cash settled	(55,826)	$14.33	2.3 years
Forfeited	(113,743)	$13.55	3.4 years
Expired	(2,053)	$13.88	0.0 years
Outstanding at end of period	1,109,257	$13.84	8.3 years	$4,714
Exercisable at end of period	466,979	$12.57	6.6 years	$2,582
The following table represents changes in unvested stock options as of and for the three and six months ended June 30, 2016:

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of period	600,016	$13.29	566,266	$12.99
Granted	240,000	$17.50	320,000	$16.78
Vested	(113,995)	$13.00	(130,245)	$12.95
Forfeited	(83,743)	$14.33	(113,743)	$13.55
Outstanding at end of period	642,278	$14.78	642,278	$14.78
Restricted Stock Awards and Restricted Stock Units
The Company also has granted restricted stock awards and restricted stock units to certain employees, officers and directors. The restricted stock awards and units are valued at the closing price of the Company’s stock on the date of award. The restricted stock awards and units fully vest after a specified period (generally ranging from one to five years) of continued service from the date of grant plus, in some cases, the satisfaction of performance conditions. The Company recognizes an income tax deduction in an amount equal to the taxable income reported by the holders of the restricted stock, generally when vested or, in the case of restricted stock units, when settled.
The following table represents unvested restricted stock awards and restricted stock units activity as of and for the three and six months ended June 30, 2016:

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period	1,940,788	$12.94	1,516,361	$12.40
Granted (1)	761,976	$18.77	1,491,563	$18.01
Vested	(445,090)	$12.65	(588,898)	$13.07
Forfeited (1)	(743,043)	$13.05	(904,395)	$13.26
Outstanding at end of period	1,514,631	$15.47	1,514,631	$15.47

(1)
The number of granted shares includes aggregate performance-based shares of 50,000 and 602,671 for the three and six months ended June 30, 2016. The number of forfeited shares includes aggregate performance-based shares of 615,223 for each of the three and six months ended June 30, 2016. The grant date fair value of the performance-based shares are not considered for the weighted average grant date fair value per share. These awards are linked to certain performance conditions relating to profitability and regulatory standing and actual amounts of stock released upon vesting will be determined by the Compensation, Nominating, and Corporate Governance Committee upon the Committee's certification of the satisfaction of the target level of performance.

Stock Appreciation Rights
On August 21, 2012, the Company granted to its chief executive officer a ten-year stock appreciation right (SAR) with respect to 500,000 shares (Initial SAR) of the Company’s common stock with a base price of $12.12 per share. with one-third of the Initial SAR being vested on the grant date and the remaining amount vesting over a period of 2 years. The Initial SAR entitles the chief executive officer to dividend equivalent rights and originally contained an anti-dilution provision pursuant to which additional SARs (Additional SARs) were issued to the chief executive officer upon certain stock issuances by the Company, as described below. On March 24, 2016, concurrent with entering into a new employment agreement with the Company, the chief executive officer entered into a letter agreement that eliminated this anti-dilution provision of the Initial SAR.
As described more fully in the SAR agreement, the original anti-dilution provision of the Initial SAR did not apply to certain issuances of the Company’s common stock for compensatory purposes, but did apply to certain other issuances of the Company’s common stock, including the issuances of common stock to raise capital. Pursuant to this anti-dilution provision, the Company issued Additional SARs to its chief executive officer with a base price determined as of each date of issuance, but otherwise with the same terms and conditions as the Initial SAR, except for an Additional SAR granted relating to a public offering of the Company’s tangible equity units (TEU) on May 21, 2014 that has different terms (Additional TEU SAR).
Regarding the Additional TEU SAR, the TEU contains a prepaid stock purchase contract (Purchase Contract) that can be settled in shares of the Company’s voting common stock based on a maximum settlement rate (subject to adjustment) and a minimum settlement rate (subject to adjustment) as more fully described under Note 15. The Additional TEU SAR was calculated using the initial maximum settlement rate and, therefore, the number of shares underlying the Additional TEU SAR are subject to adjustment and forfeiture if the aggregate number of shares of stock issued in settlement of any single Purchase Contract is less than the initial maximum settlement rate. Until the Additional TEU SAR vests in full on May 15, 2017 or accelerates in vesting due to early settlement of a Purchase Contract at the holders' option, the Additional TEU SAR has no dividend equivalent rights and the shares underlying the Additional TEU SAR are subject to forfeiture.
The following table represents SARs activity as of and for the three months ended June 30, 2016:

	Three Months Ended March 31, 2016
	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	1,559,459	$11.60	6.6 years	$9,198
Granted	—	$—	0.0 years
Exercised	—	$—	0.0 years
Forfeited	(219)	$10.09	6.4 years
Outstanding at end of period	1,559,240	$11.60	6.4 years	$10,132
Exercisable at end of period	1,549,874	$11.61	6.4 years	$10,057
The following table represents SARs activity as of and for the six months ended June 30, 2016:

	Six Months Ended June 30,
	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contract Term	Aggregated Intrinsic Value (In thousands)
Outstanding at beginning of period	1,561,681	$11.60	6.6 years	$4,716
Granted	—	$—	0.0 years
Exercised	—	$—	0.0 years
Forfeited	(2,441)	$10.09	6.4 years
Outstanding at end of period	1,559,240	$11.60	6.4 years	$10,132
Exercisable at end of period	1,549,874	$11.61	6.4 years	$10,057

The following table represents changes in unvested SARs as of and for the three and six months ended June 30, 2016:

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Exercise Price per Share
Outstanding at beginning of period	10,839	$10.09	25,963	$10.09
Granted	—	$—	—	$—
Vested	(1,254)	$10.09	(14,156)	$10.09
Forfeited	(219)	$10.09	(2,441)	$10.09
Outstanding at end of period	9,366	$10.09	9,366	$10.09
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
On December 8, 2015, March 9, 2016, and June 17, 2016, Mr. Seabold exercised 95,000, 130,000, and 130,000, respectively, of his warrants using a cashless (net) exercise, resulting in a net number of shares of non-voting common stock issued in the aggregate of 37,355, 53,711, and 70,775, respectively. Based on automatic adjustments to the original $11.00 exercise price, the exercise price at the time of exercise was $9.04, $8.90, and $8.84 per share, respectively. As a result of these exercises, Mr. Seabold held warrants to purchase 80,000 shares of non-voting common stock as of June 30, 2016.
Under the terms of the respective warrant agreements, the warrants are exercisable for voting common stock in lieu of non-voting common stock following the transfer of the warrants in a widely dispersed offering or in other limited circumstances. Based on automatic adjustments to the original $11.00 exercise price, the Company has determined that the exercise price for these warrants was $8.84 per share as of June 30, 2016. The terms and issuance of the foregoing warrants were approved by the Company's stockholders at a special meeting held on October 25, 2010.
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
On May 11, 2016, the Company issued and sold 5,250,000 shares of its voting common stock in an underwritten public offering for gross proceeds of approximately $99.6 million.

Preferred Stock
The Company is authorized to issue 50,000,000 shares of preferred stock with par value of $0.01. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference but have no voting rights. All of the Company's outstanding shares of preferred stock have a $1,000 per share liquidation preference. The following table presents the Company's total authorized, issued and outstanding preferred stock as of dates indicated:

	June 30, 2016			December 31, 2015
	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value	Shares Authorized and Outstanding	Liquidation Preference	Carrying Value
	($ in thousands)
Series A Non-cumulative perpetual	—	$—	$—	32,000	$32,000	$31,934
Series B Non-cumulative perpetual	—	—	—	10,000	10,000	10,000
Series C 8.00% non-cumulative perpetual	40,250	40,250	37,943	40,250	$40,250	$37,943
Series D 7.375% non-cumulative perpetual	115,000	115,000	110,873	115,000	115,000	110,873
Series E 7.00% non-cumulative perpetual	125,000	125,000	120,255	125,000	125,000	120,258
Total	280,250	$280,250	$269,071	322,250	$322,250	$311,008
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
From the first business day following the issuance of the TEUs to but excluding the third business day immediately preceding May 15, 2017, a holder of a Purchase Contract may settle its Purchase Contract early, and the Company will deliver to the holder 4.4456 shares of voting common stock. The holder also may elect to settle its Purchase Contract early in connection with a “fundamental change,” in which case the holder will receive a number of shares of voting common stock based on a fundamental change early settlement rate. The Company may elect to settle all Purchase Contracts early by delivering to each holder 5.1124 shares of voting common stock or, under certain circumstances, by delivering 4.4456 shares of voting common stock. As of June 30, 2016, a total of 1,330,754 Purchase Contracts had been settled early by their holders, resulting in the issuance by the Company of 5,915,988 shares of voting common stock. As of June 30, 2016, 49,246 Purchase Contracts remained outstanding.
Each Amortizing Note has an initial principal amount of $10.604556 per Amortizing Note, bears interest at a rate of 7.50 percent per annum and has a scheduled final installment payment date of May 15, 2017. On each August 15, November 15, February 15 and May 15, commencing on August 15, 2014, the Company will pay holders of Amortizing Notes equal quarterly cash installments of $1.00 per Amortizing Note (or, in the case of the installment payment due on August 15, 2014, $0.933333 per Amortizing Note) (such installments, the installment payments), which installment payments in the aggregate will be equivalent to a 8.00 percent cash distribution per year with respect to each $50.00 stated amount of TEUs. Each installment payment will constitute a payment of interest (at a rate of 7.50 percent per annum) and a partial repayment of principal on each Amortizing Note. The Company has the right to defer installment payments at any time and from time to time, subject to certain restrictions, so long as such deferral period does not extend beyond May 15, 2019. If the Company elects to settle the Purchase Contracts early, the holders of the Amortizing Notes will have the right to require the Company to repurchase the Amortizing Notes. As of June 30, 2016 and December 31, 2015, the Amortizing Notes totaled $5.2 million and $7.5 million, respectively, net of unamortized discounts, and were included in Long Term Debt on the Consolidated Statements of Financial Condition.
Change in Accumulated Other Comprehensive Income
The Company’s AOCI includes unrealized gain (loss) on securities available-for-sale and unrealized gain on cash flow hedge. Changes to AOCI are presented net of tax effect as a component of equity. Reclassifications from AOCI are recorded on the Consolidated Statements of Operations either as a gain or loss. The following table presents changes to AOCI for the periods indicated:

	Three Months Ended			Six Months Ended
	Securities Available-for-Sale	Cash Flow Hedge	Total	Securities Available-for-Sale	Cash Flow Hedge	Total
	(In thousands)
June 30, 2016
Unrealized gain (loss)
Balance at beginning of period	$2,835	$—	$2,835	$(2,995)	$—	$(2,995)
Unrealized gain arising during the period	12,565	—	12,565	39,374	—	39,374
Reclassification adjustment from other comprehensive income	(12,824)	—	(12,824)	(29,613)	—	(29,613)
Tax effect of current period changes	107	—	107	(4,083)	—	(4,083)
Total changes, net of taxes	(152)	—	(152)	5,678	—	5,678
Balance at end of period	$2,683	$—	$2,683	$2,683	$—	$2,683
June 30, 2015
Unrealized gain (loss)
Balance at beginning of period	$2,438	$(240)	$2,198	$509	$(136)	$373
Unrealized gain (loss) arising during the period	(3,420)	581	(2,839)	(90)	401	311
Reclassification adjustment from other comprehensive income	—	—	—	2	—	2
Tax effect of current period changes	1,438	(245)	1,193	35	(169)	(134)
Total changes, net of taxes	(1,982)	336	(1,646)	(53)	232	179
Balance at end of period	$456	$96	$552	$456	$96	$552

NOTE 16 – REGULATORY CAPITAL MATTERS
The following table presents the regulatory capital amounts and ratios for the Company and the Bank as of dates indicated:

	Amount	Ratio	Minimum Capital Requirement	Ratio	Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions	Ratio
	($ in thousands)
June 30, 2016
Banc of California, Inc.
Total risk-based capital ratio	$908,490	13.45%	$540,392	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	887,664	13.14%	405,294	6.00%	N/A	N/A
Common equity tier 1 capital ratio	618,593	9.16%	303,970	4.50%	N/A	N/A
Tier 1 leverage ratio	887,664	8.87%	400,468	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$1,009,823	14.96%	$540,087	8.00%	$675,109	10.00%
Tier 1 risk-based capital ratio	970,489	14.38%	405,065	6.00%	540,087	8.00%
Common equity tier 1 capital ratio	970,489	14.38%	303,799	4.50%	438,821	6.50%
Tier 1 leverage ratio	970,489	9.70%	400,047	4.00%	500,059	5.00%
December 31, 2015
Banc of California, Inc.
Total risk-based capital ratio	$635,291	11.18%	$454,515	8.00%	N/A	N/A
Tier 1 risk-based capital ratio	608,644	10.71%	340,887	6.00%	N/A	N/A
Common equity tier 1 capital ratio	417,894	7.36%	255,665	4.50%	N/A	N/A
Tier 1 leverage ratio	608,644	8.07%	301,761	4.00%	N/A	N/A
Banc of California, NA
Total risk-based capital ratio	$763,522	13.45%	$454,192	8.00%	$567,739	10.00%
Tier 1 risk-based capital ratio	725,922	12.79%	340,644	6.00%	454,192	8.00%
Common equity tier 1 capital ratio	725,922	12.79%	255,483	4.50%	369,031	6.50%
Tier 1 leverage ratio	725,922	9.64%	301,232	4.00%	376,540	5.00%
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

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short term commitments and securitization exposures.

•	Expands the recognition of collateral and guarantors in determining risk-weighted assets.

•	Removes references to credit ratings consistent with the Dodd Frank Act and establishes due diligence requirements for securitization exposures.

NOTE 17 – EARNINGS PER COMMON SHARE
Computations of basic and diluted EPS are provided below.

	Three Months Ended			Six Months Ended
	Common Stock	Class B Common Stock	Total	Common Stock	Class B Common Stock	Total
	($ in thousands, except per share data)
June 30, 2016
Basic:
Net income	$26,471	$57	$26,528	$46,134	$81	$46,215
Less: income allocated to participating securities	(482)	(1)	(483)	(851)	(1)	(852)
Less: participating securities dividends	(186)	—	(186)	(371)	(1)	(372)
Less: preferred stock dividends	(5,103)	(11)	(5,114)	(9,672)	(17)	(9,689)
Net income allocated to common stockholders	$20,700	$45	$20,745	$35,240	$62	$35,302
Weighted average common shares outstanding	47,324,887	101,954	47,426,841	43,618,536	76,147	43,694,683
Basic earnings per common share:	$0.44	$0.44	$0.44	$0.81	$0.81	$0.81
Diluted:
Net income allocated to common stockholders	$20,700	$45	$20,745	$35,240	$62	$35,302
Additional income allocation for class B dilutive shares	(247)	247	—	(407)	407	—
Adjusted net income allocated to common stockholders	$20,453	$292	$20,745	$34,833	$469	$35,302
Weighted average common shares outstanding	47,324,887	101,954	47,426,841	43,618,536	76,147	43,694,683
Add: Dilutive effects of restricted stock units	258,521	—	258,521	198,582	—	198,582
Add: Dilutive effects of purchase contracts	—	—	—	—	—	—
Add: Dilutive effects of stock options	308,405	—	308,405	217,480	—	217,480
Add: Dilutive effects of warrants	—	560,667	560,667	—	503,304	503,304
Average shares and dilutive common shares	47,891,813	662,621	48,554,434	44,034,598	579,451	44,614,049
Diluted earnings per common share	$0.43	$0.44	$0.43	$0.79	$0.81	$0.79
June 30, 2015
Basic:
Net income	$15,923	$1	$15,924	$28,482	$16	$28,498
Less: income allocated to participating securities	(308)	—	(308)	(580)	—	(580)
Less: participating securities dividends	(173)	—	(173)	(346)	—	(346)
Less: preferred stock dividends	(2,843)	—	(2,843)	(3,751)	(2)	(3,753)
Net income allocated to common stockholders	$12,599	$1	$12,600	$23,805	$14	$23,819
Weighted average common shares outstanding	38,519,816	11	38,519,827	38,127,368	20,998	38,148,366
Basic earnings per common share	$0.33	$0.33	$0.33	$0.62	$0.62	$0.62
Diluted:
Net income allocated to common stockholders	$12,599	$1	$12,600	$23,805	$14	$23,819
Additional income allocation for class B dilutive shares	(162)	162	—	$(250)	$250	$—
Adjusted net income allocated to common stockholders	$12,437	$163	$12,600	$23,555	$264	$23,819
Weighted average common shares outstanding	38,519,816	11	38,519,827	38,127,368	20,998	38,148,366
Add: Dilutive effects of restricted stock units	138,196	—	138,196	142,381	—	142,381
Add: Dilutive effects of purchase contracts	—	—	—	—	—	—
Add: Dilutive effects of stock options	42,533	—	42,533	12,179	—	12,179
Add: Dilutive effects of warrants	—	494,622	494,622	—	404,369	404,369
Average shares and dilutive common shares	38,700,545	494,633	39,195,178	38,281,928	425,367	38,707,295
Diluted earnings per common share	$0.32	$0.33	$0.32	$0.62	$0.62	$0.62
For the three and six months ended June 30, 2016, there were 0 and 240,000 stock options, respectively, for common stock that were not considered in computing diluted earnings per common share, because they were anti-dilutive. For the three and six months ended June 30, 2015, there were 324,500 and 627,514 stock options, respectively, for common stock that were not considered in computing diluted earnings per common share, because they were anti-dilutive.

NOTE 18 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
The contractual amount of financial instruments with off-balance-sheet risk was as follows for the dates indicated:

	June 30, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)
Commitments to extend credit	$10,697	$219,865	$40,312	$99,026
Unused lines of credit	12,354	698,215	6,044	508,295
Letters of credit	1,377	13,790	2,611	11,278
Commitments to make loans are generally made for periods of 30 days or less.
As of June 30, 2016, total forward commitments were $999.9 million. These commitments consisted of to-be-announced (TBAs) of $950.0 million and best efforts contracts of $49.9 million. Additionally, the Company had IRLCs of $512.1 million at June 30, 2016.
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
The principal business of the Commercial Banking segment consists of attracting deposits and investing these funds primarily in commercial, consumer and real estate secured loans. The principal business of the Mortgage Banking segment is originating conforming SFR loans and selling these loans in the secondary market. The principal business of the Financial Advisory segment was operated by The Palisades Group and provided services related to the purchase, sale and management of SFR mortgage loans. The Company sold all of its membership interests in The Palisades Group on May 5, 2016 and ceased Financial Advisory activities (see Note 2 for additional information). The Corporate/Other segment includes the holding company. The Corporate/Other segment engages in business activities through the sale of assets, other real estate owned, and loans held at the holding company and incurs interest expense on debt as well as non-interest expense for corporate related activities. During the fourth quarter of 2015, the Company developed a measurement method to allocate centrally incurred costs to its operating segments.
The Company allocates shared service costs within Commercial Banking noninterest expense, as well as Corporate/Other noninterest expense, to the respective operating segments. The cost allocation was done on a comparable basis. These allocations of centrally incurred costs resulted in a reduction of noninterest expense for Commercial Banking and Corporate/Other, in the amount of $3.5 million and $3.7 million, respectively, for the three months ended June 30, 2016, and $7.4 million and $7.2 million, respectively, for the six months ended June 30, 2016. The allocations reduced noninterest expense for Commercial Banking and Corporate/Other, in the amount of $1.0 million and $4.2 million, respectively, for the three months ended June 30, 2015, and $3.6 million and $6.2 million, respectively, for the six months ended June 30, 2015. Additionally, these allocations resulted in an increase of noninterest expense for Mortgage Banking and Financial Advisory, in the amount of $7.1 million and $158 thousand, respectively, for the three months ended June 30, 2016, and $13.8 million and $760 thousand, respectively, for the six months ended June 30, 2016. The allocation resulted in an increase of noninterest expense for Mortgage Banking and Financial Advisory, in the amount of $4.7 million and $419 thousand, respectively, for the three months ended June 30, 2015, and $9.1 million and $691 thousand, respectively, for the six months ended June 30, 2015.

The following table represents the operating segments’ financial results and other key financial measures as of or for the three months ended June 30, 2016 and 2015:

	As of or For the Three Months Ended
	Commercial Banking	Mortgage Banking	Financial Advisory	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
June 30, 2016
Net interest income	$80,181	$3,706	$—	$(2,850)	$—	$81,037
Provision for loan and lease losses	1,769	—	—	—	—	1,769
Noninterest income	20,691	40,708	821	3,694	(310)	65,604
Noninterest expense	54,055	42,772	821	2,737	(310)	100,075
Income (loss) before income taxes	$45,048	$1,642	$—	$(1,893)	$—	$44,797
Total assets	$9,706,188	$447,580	$—	$113,237	$(109,343)	$10,157,662
June 30, 2015
Net interest income	$54,889	$3,486	$—	$(4,271)	$—	$54,104
Provision for loan and lease losses	5,474	—	—	—	—	5,474
Noninterest income	21,489	40,690	5,896	—	(1,382)	66,693
Noninterest expense	46,235	38,616	4,451	—	(1,382)	87,920
Income (loss) before income taxes	$24,669	$5,560	$1,445	$(4,271)	$—	$27,403
Total assets	$5,962,659	$465,971	$7,311	$240,518	$(238,577)	$6,437,882
The following table represents the operating segments’ financial results and other key financial measures as of or for the six months ended June 30, 2016 and 2015:

	As of or For the Six Months Ended
	Commercial Banking	Mortgage Banking	Financial Advisory	Corporate/ Other	Inter-segment Elimination	Consolidated
	(In thousands)
June 30, 2016
Net interest income	$151,708	$6,878	$—	$(7,132)	$—	$151,454
Provision for loan and lease losses	2,090	—	—	—	—	2,090
Noninterest income	43,522	68,839	2,636	3,694	(1,128)	117,563
Noninterest expense	104,322	80,045	3,199	2,737	(1,128)	189,175
Income (loss) before income taxes	$88,818	$(4,328)	$(563)	$(6,175)	$—	$77,752
Total assets	$9,706,188	$447,580	$—	$113,237	$(109,343)	$10,157,662
June 30, 2015
Net interest income	$106,441	$5,987	$—	$(6,327)	$—	$106,101
Provision for loan and lease losses	5,474	—	—	—	—	5,474
Noninterest income	29,344	77,618	8,518	—	(2,807)	112,673
Noninterest expense	87,142	72,761	6,703	—	(2,807)	163,799
Income (loss) before income taxes	$43,169	$10,844	$1,815	$(6,327)	$—	$49,501
Total assets	$5,962,659	$465,971	$7,311	$240,518	$(238,577)	$6,437,882

NOTE 20 – RELATED-PARTY TRANSACTIONS
General. The Bank has granted loans to certain officers and directors and their related interests. Loans outstanding to officers and directors and their related interests amounted to $1.4 million and $236 thousand at June 30, 2016 and December 31, 2015, respectively, each of which were performing in accordance with their respective terms. These loans are made in the ordinary course of business and on substantially the same terms and conditions, including interest rates and collateral, as those of comparable transactions with non-insiders prevailing at the time, in accordance with the Bank’s underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. The Bank has an Employee Loan Program (the Program) which is available to all employees and offers executive officers, directors and principal stockholders that meet the eligibility requirements the opportunity to participate on the same terms as employees generally, provided that any loan to an executive officer, director or principal stockholder must be approved by the Bank’s Board of Directors. The sole benefit provided under the Program is a reduction in loan fees.
Deposits from principal officers, directors, and their related interests amounted to $4.3 million and $2.5 million at June 30, 2016 and December 31, 2015, respectively.
Underwriting Services. Keefe, Bruyette & Woods, Inc., a Stifel company, acted as an underwriter of public offerings of the Company’s securities in 2016, 2015 and 2014. Halle J. Benett, a director of the Company and the Bank, was employed as a Managing Director and Head of the Diversified Financials Group at Keefe, Bruyette & Woods, Inc. until June 30, 2016. The details of these underwritten public offerings are as follows:

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
Loans. Effective September 30, 2015, the Bank provides a $15.0 million committed revolving line of credit to Teleios LS Holdings DE, LLC and Teleios LS Holdings II DE, LLC (Teleios), which generate income through the purchase, monitoring, maintenance and maturity of life insurance policies. At the time the facility was executed, the Teleios entities were hedge funds in which Oaktree Capital Management L.P. or one of its affiliates was a controlling investor.
Advances under the Teleios line of credit are secured by life insurance policies purchased by Teleios that have a market value in excess of the balance of the advances under the line of credit. As of June 30, 2016 and December 31, 2015, outstanding advances by the Bank (and the largest aggregate amount outstanding) under the Teleios line of credit were $10.0 million and $3.6 million, respectively. Interest on the outstanding balance under the Teleios line of credit accrues at the Prime Rate plus a margin. During the six months ended June 30, 2016 and the year ended December 31, 2015, no principal, and $158 thousand and $14 thousand, respectively, in interest was paid by Teleios on the line of credit to the Bank.
Effective June 26, 2015, the Bank provides a $35.0 million committed revolving repurchase facility (the Sabal repurchase facility) to Sabal TL1, LLC, a Delaware limited liability company, with a maximum funding amount of $40.0 million in certain situations. At the time the facility was executed, Sabal TL1, LLC was controlled by an affiliate of Oaktree Capital Management, L.P. Under the Sabal repurchase facility, commercial mortgage loans originated by Sabal are purchased from Sabal by the Bank, together with a simultaneous agreement by Sabal to repurchase the commercial mortgage loans from the Bank at a future date. The advances under the Sabal repurchase facility are secured by commercial mortgage loans that have a market value in excess of the balance of the advances under the facility. During the six months ended June 30, 2016 and the year ended December 31, 2015, the largest aggregate amount of principal outstanding under the Sabal repurchase facility was $34.6 million and $26.3 million, respectively. The amount outstanding as of June 30, 2016 and December 31, 2015 was $34.6 million and $26.3 million, respectively. Interest on the outstanding balance under the Sabal repurchase facility accrues at the six month LIBOR rate plus a margin. $183.2 million and $105.0 million, respectively, in principal, and $401 thousand and $252 thousand, respectively, in interest was paid by Sabal on the facility to the Bank during the six months ended June 30, 2016 and the year ended December 31, 2015.
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
Management Services. Approximately nine months before OCM became a stockholder of the Company, certain affiliates of Oaktree Capital Management, L.P. (collectively the Oaktree Funds) entered into a management agreement effective January 30, 2014, as amended (the Management Agreement) with The Palisades Group, which was then a wholly owned subsidiary of the Company.
Pursuant to the Management Agreement, The Palisades Group serves as the credit manager of pools of SFR mortgage loans held in securitization trusts or other vehicles beneficially owned by the Oaktree Funds. Under the Management Agreement, The Palisades Group is paid a monthly management fee primarily based on the amount of certain designated pool assets and may earn additional fees for advice related to financing opportunities. During the period from January 1, 2016 through May 5, 2016 (the date the Company sold its membership interests in The Palisades Group) and the year ended December 31, 2015 and 2014, the Oaktree Funds paid The Palisades Group $1.0 million, $5.1 million, and $5.3 million as management fees, respectively, which in some instances represents fees for partial year services. In addition to the Management Agreement, the Bank may from time to time in the future enter into lending transactions with portfolio companies of investment funds managed by Oaktree Capital Management, L.P.
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
The BOLI is a single premium purchase life insurance policy on the lives of a group of designated employees. The Bank is the owner of the policy and beneficiary of the policy. As of June 30, 2016, the Bank owned $101.3 million in BOLI or approximately 10.4 percent of the Bank's Tier 1 Capital at June 30, 2016. Pursuant to guidelines of the OCC, BOLI holdings by a financial institution must not exceed 25 percent of Tier 1 capital.
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
Consulting Services to The Palisades Group. The Company completed the sale of its subsidiary, The Palisades Group, on May 5, 2016, which it originally acquired on September 10, 2013. Effective as of July 1, 2013, prior to the Company’s acquisition of The Palisades Group, The Palisades Group entered into a consulting agreement with Jason Sugarman, the brother of the Company’s and the Bank’s Chairman, President and Chief Executive Officer, Steven A. Sugarman. Jason Sugarman provides advisory services to financial institutions and other institutional clients related to investments in residential mortgages, real estate and real estate related assets and The Palisades Group entered into the consulting agreement with Jason Sugarman to provide these types of services. The consulting agreement is for a term of five years, with a minimum payment of $30 thousand owed at the end of each quarter (or $600 thousand in aggregate quarterly payments over the five-year term of the agreement). These payments do not include any bonuses that may be earned under the agreement. Effective as of March 26, 2015, the bonus amount earned by Jason Sugarman for consulting services he provided during the year ended December 31, 2014 was credited in satisfaction and full discharge of all then currently accrued but unpaid quarterly payments as well as any future quarterly payments specified under the consulting agreement, but not against any future bonuses that he may earn under the consulting agreement. During the period from January 1, 2016 through May 5, 2016 (the date the Company sold its membership interests in The Palisades Group), no bonus amounts were earned by Jason Sugarman under the consulting agreement. For the years ended December 31, 2015, 2014 and 2013 base and bonus amounts earned by Jason Sugarman under the consulting agreement totaled $30 thousand, $1.2 million, and $121 thousand, respectively. The consulting agreement may be terminated at any time by either The Palisades Group or Jason Sugarman upon 30 days prior written notice. The consulting agreement with Jason Sugarman was reviewed as a related party transaction and approved by the Compensation, Nominating and Corporate Governance Committee and approved by the disinterested directors of the Board.
Lease Payment Reimbursements for The Palisades Group. At the time it was acquired by the Company, The Palisades Group occupied premises in Santa Monica, California leased by COR Securities Holding, Inc. (CORSHI). Steven A. Sugarman, the Chairman, President and Chief Executive Officer of the Company and the Bank, is the Chief Executive Officer, as well as a controlling stockholder (both directly and indirectly), of CORSHI. In light of the benefit received by The Palisades Group of its occupancy of the Santa Monica premises, the disinterested directors of the Company’s Board ratified reimbursement to CORSHI for rental payments made for the Santa Monica premises for the period from September 16, 2013 through June 27, 2014, the last date The Palisades Group occupied the premises. The Palisades Group negotiated with an unaffiliated third party a lease for new premises and occupied those premises on June 27, 2014.
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
NOTE 21 – SUBSEQUENT EVENTS
Management has evaluated subsequent events through the date of issuance of the financial data included herein. There have been no subsequent events occurred during such period that would require disclosure in this report or would be required to be recognized in the consolidated financial statements as of June 30, 2016.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the major factors that influenced our results of operations and financial condition as of and for the three and six months ended June 30, 2016. This analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 and with the unaudited consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.
CRITICAL ACCOUNTING POLICIES
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and general practices within the banking industry. Within these financial statements, certain financial information contains approximate measurements of financial effects of transactions and impacts at the consolidated statements of financial condition dates and our results of operations for the reporting periods. As certain accounting policies require significant estimates and assumptions that have a material impact on the carrying value of assets and liabilities, we have established critical accounting policies to facilitate making the judgment necessary to prepare financial statements. Our critical accounting policies are described in the “Notes to Consolidated Financial Statements” and in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Note 1 to the Consolidated Financial Statements, “Significant Accounting Policies” in this Form 10-Q.
SELECTED FINANCIAL DATA
The following table presents certain selected financial data as of the dates or for the periods indicated:

	As of or For the Three Months		As of or For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	($ in thousands, except per share data)
Selected financial condition data:
Total assets	$10,157,662	$6,437,882	$10,157,662	$6,437,882
Cash and cash equivalents	271,732	458,990	271,732	458,990
Loans and leases receivable, net	6,198,632	4,438,308	6,198,632	4,438,308
Loans held-for-sale	893,782	746,651	893,782	746,651
Other real estate owned, net	429	50	429	50
Securities available-for-sale	1,302,785	487,293	1,302,785	487,293
Securities held-to-maturity	962,282	53,414	962,282	53,414
Bank owned life insurance	101,314	19,201	101,314	19,201
Time deposits in financial institutions	1,500	1,900	1,500	1,900
FHLB and other bank stock	81,115	34,187	81,115	34,187
Deposits	7,928,956	5,105,010	7,928,956	5,105,010
Total borrowings	1,107,743	614,077	1,107,743	614,077
Total stockholders' equity	939,884	633,882	939,884	633,882
Selected operations data:
Total interest and dividend income	$94,640	$64,844	$178,880	$125,624
Total interest expense	13,603	10,740	27,426	19,523
Net interest income	81,037	54,104	151,454	106,101
Provision for loan and lease losses	1,769	5,474	2,090	5,474
Net interest income after provision for loan and lease losses	79,268	48,630	149,364	100,627
Total noninterest income	65,604	66,693	117,563	112,673
Total noninterest expense	100,075	87,920	189,175	163,799
Income before income taxes	44,797	27,403	77,752	49,501
Income tax expense	18,269	11,479	31,537	21,003
Net income	26,528	15,924	46,215	28,498
Dividends paid on preferred stock	5,114	2,843	9,689	3,753
Net income available to common stockholders	21,414	13,081	36,526	24,745
Basic earnings per total common share	$0.44	$0.33	$0.81	$0.62
Diluted earnings per total common share	$0.43	$0.32	$0.79	$0.62
Performance ratios:
Return on average assets	1.06%	1.02%	0.98%	0.94%
Return on average equity	11.88%	10.13%	11.19%	10.01%

Dividend payout ratio (1)	27.27%	36.36%	29.63%	38.71%
Net interest spread	3.26%	3.45%	3.23%	3.50%
Net interest margin (2)	3.39%	3.64%	3.39%	3.66%
Ratio of noninterest expense to average total assets	4.00%	5.64%	4.03%	5.42%
Efficiency ratio (3)	68.24%	72.78%	70.32%	74.87%
Average interest-earning assets to average interest-bearing liabilities	123.90%	126.58%	124.70%	124.49%
Asset quality ratios:
ALLL	$37,483	$34,787	$37,483	$34,787
Nonperforming loans and leases	45,012	42,708	45,012	42,708
Nonperforming assets	45,441	42,758	45,441	42,758
Nonperforming assets to total assets	0.45%	0.66%	0.45%	0.66%
ALLL to nonperforming loans and leases	83.27%	81.45%	83.27%	81.45%
ALLL to total loans and leases	0.60%	0.78%	0.60%	0.78%
Capital Ratios:
Total stockholders' equity to total assets	9.25%	9.85%	9.25%	9.85%
Average equity to average assets	8.93%	10.08%	8.79%	9.42%
Banc of California, Inc.
Total risk-based capital ratio	13.45%	14.01%	13.45%	14.01%
Tier 1 risk-based capital ratio	13.14%	13.19%	13.14%	13.19%
Common equity tier 1 capital ratio	9.16%	8.96%	9.16%	8.96%
Tier 1 leverage ratio	8.87%	9.55%	8.87%	9.55%
Banc of California, NA
Total risk-based capital ratio	14.96%	14.86%	14.96%	14.86%
Tier 1 risk-based capital ratio	14.38%	14.04%	14.38%	14.04%
Common equity tier 1 capital ratio	14.38%	14.04%	14.38%	14.04%
Tier 1 leverage ratio	9.70%	10.26%	9.70%	10.26%

(1)	Ratio of dividends declared per common share to basic earnings per common share.

(2)	Net interest income divided by average interest-earning assets.

(3)	Efficiency ratio represents noninterest expense as a percentage of net interest income plus noninterest income.

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
The following table reconciles this non-GAAP performance measure to the GAAP performance measure for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	($ in thousands)
Average total stockholders' equity	$898,164	$630,547	$830,544	$574,254
Less average preferred stock	(269,073)	(182,233)	(265,016)	(131,338)
Less average goodwill	(39,244)	(31,591)	(39,244)	(31,591)
Less average other intangible assets	(17,299)	(23,032)	(17,950)	(23,871)
Average tangible common equity	$572,548	$393,691	$508,334	$387,454

Net income	$26,528	$15,924	$46,215	$28,498
Less preferred stock dividends	(5,114)	(2,843)	(9,689)	(3,753)
Add amortization of intangible assets	1,322	1,545	2,644	3,089
Add impairment on intangible assets	—	258	—	258
Less tax effect on amortization and impairment of intangible assets (1)	(463)	(631)	(925)	(1,171)
Adjusted net income	$22,273	$14,253	$38,245	$26,921

Return on average equity	11.88%	10.13%	11.19%	10.01%
Return on average tangible common equity	15.65%	14.52%	15.13%	14.01%

(1)	Utilized a 35 percent tax rate

EXECUTIVE OVERVIEW
Banc of California, Inc., a financial holding company regulated by the Federal Reserve Board, is mission-based and focused on empowering California through its diverse businesses, entrepreneurs and communities. It is the parent company of Banc of California, National Association, a California based bank that is regulated by the Office of the Comptroller of the Currency, and was the parent company of The Palisades Group, LLC, an SEC-registered investment advisor, until the sale by the Company on May 5, 2016 of all of its membership interest in The Palisades Group. The Bank has one wholly owned subsidiary, CS Financial, Inc., a mortgage banking firm. Banc of California, Inc. was incorporated under Maryland law in March 2002, and was formerly known as "First PacTrust Bancorp, Inc.", and changed its name to “Banc of California, Inc.” in July 2013.
On November 1, 2010, the Company was recapitalized by outside investors with the goal of creating California's Bank.
The Bank is headquartered in Irvine, California and at June 30, 2016, the Bank had 87 California banking locations including 38 full service branches in San Diego, Orange, Santa Barbara, and Los Angeles Counties.
The Company’s vision is to be California’s Bank. It pursues this vision through its mission of empowering California through its diverse businesses, entrepreneurs and communities. The Company focuses on three core values: operational excellence, superior analytics and entrepreneurialism.
Banc of California’s mission and vision guide its strategic plan. The Company is focused on California and core products and services designed to cater to the unique needs of California's diverse businesses, entrepreneurs and communities. During 2015, the Bank was awarded an Outstanding rating for CRA activities by the OCC. As of December 31, 2015, we were the largest independent public bank in California with an Outstanding CRA rating.
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
The Bank’s lending activities are focused on providing financing to California’s businesses and entrepreneurs that is often secured against California commercial and residential real estate.
Highlights

•
Completed the redemption of all 32,000 outstanding shares of the Company's Non-Cumulative Perpetual Preferred Stock, Series A, and all 10,000 outstanding shares of the Company's Non-Cumulative Perpetual Preferred Stock, Series B, on April 1, 2016. The shares were redeemed at a redemption price equal to the liquidation amount of $1,000 per share plus the unpaid dividends for the current dividend period to, but excluding, the redemption date. Both the Series A preferred stock and the Series B preferred Stock were issued as part of the U.S. Department of the Treasury's Small Business Lending Fund Program.

•
Completed the redemption of all $84.8 million aggregate principal amount of the Company’s 7.50 percent Senior Notes due April 15, 2020 (Senior Notes I). The Senior Notes I were redeemed on April 15, 2016 at a redemption price of 100 percent of the principal amount plus accrued and unpaid interest to the redemption date.

•
Completed the sale of all of its membership interests in The Palisades Group, the Company's Financial Advisory Segment, on May 5, 2016. The Company recognized a gain from this transaction of $3.7 million. The Company received a mix of consideration that included cash, a two-year promissory note, an earn-out tied to the future success of The Palisades Group, and forgiveness of certain compensation to former employees. The Palisades Group has continued to provide advisory and credit management services to the Company following the closing of the transaction.

•	Completed the issuance and sale, in an underwritten public offering, of 5,250,000 shares of its voting common stock for gross proceeds of approximately $99.6 million on May 11, 2016.

•
Net income was $26.5 million for the three months ended June 30, 2016, an increase of $10.6 million, or 66.6 percent, from $15.9 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, net income was $46.2 million, an increase of $17.7 million, or 62.2 percent, from $28.5 million for the six months ended June 30, 2015. Return on average assets was 1.06 percent and 1.02 percent, respectively, for the three months ended June 30, 2016 and 2015, and 0.98 percent and 0.94 percent, respectively, for the six months ended June 30, 2016 and 2015.

Return on average tangible common equity was 15.65 percent and 14.52 percent, respectively, for the three months ended June 30, 2016 and 2015, and 15.13 percent and 14.01 percent, respectively, for the six months ended June 30, 2016 and 2015.

•
Net interest income was $81.0 million for the three months ended June 30, 2016, an increase of $26.9 million, or 49.8 percent, from $54.1 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, net interest income was $151.5 million, an increase of $45.4 million, or 42.7 percent, from $106.1 million for the six months ended June 30, 2015.The increase was mainly due to a higher interest income from increased average interest-earning assets, partially offset by a higher interest expense from increased interest-bearing liabilities and a lower average yield on loans and leases. Net interest margin was 3.39 percent and 3.64 percent for the three months ended June 30, 2016 and 2015, respectively, and 3.39 percent and 3.66 percent, respectively, for the six months ended June 30, 2016 and 2015.

•
Noninterest income was $65.6 million for the three months ended June 30, 2016, a decrease of $1.1 million, or 1.6 percent, from $66.7 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, noninterest income was $117.6 million, an increase of $4.9 million, or 4.3 percent, from $112.7 million for the six months ended June 30, 2015. The decrease for the three month period was mainly due to decreases in loan servicing income (loss), net gain on sale of loans, and advisory service fees, in addition to a gain on sale of building in the prior period. The increase for the six month period was mainly due to the increase in net gain on sale of securities available-for-sale, offset by decreases in loan servicing income (loss), net gain on sale of loans and advisory service fees, in addition to a gain on sale of building in the prior period.

•
Noninterest expense was $100.1 million for the three months ended June 30, 2016, an increase of $12.2 million, or 13.8 percent, from $87.9 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, noninterest expense was $189.2 million, an increase of $25.4 million, or 15.5 percent, from $163.8 million for the six months ended June 30, 2015. The increase was mainly due to the continued expansion of the Company's business footprint.

•
Efficiency ratio was 68.24 percent and 70.32 percent, respectively, for the three and six months ended June 30, 2016, an improvement of 4.54 percent and 4.55 percent, respectively, from 72.78 percent and 74.87 percent, respectively, for the three and six months ended June 30, 2015. The improvement was mainly due to higher increases in net interest income and noninterest income than the increase in noninterest expense.

•
Total assets were $10.16 billion at June 30, 2016, an increase of $1.92 billion, or 23.3 percent, from $8.24 billion at December 31, 2015. Average total assets were $10.06 billion for the three months ended June 30, 2016, an increase of $3.81 billion, or 60.9 percent, from $6.25 billion for the three months ended June 30, 2015. For the six months ended June 30, 2016, average total assets were $9.45 billion, an increase of $3.35 billion, or 55.0 percent, from $6.09 billion for the six months ended June 30, 2015. The increase was mainly due to increases in investment securities and loans and leases funded by net proceeds of the preferred stock and common stock offerings completed during the six months ended June 30, 2016 as well as higher utilization of FHLB advances and increased deposits.

•
Loans and leases receivable, net of ALLL were $6.20 billion at June 30, 2016, an increase of $1.05 billion, or 20.4 percent, from $5.15 billion at December 31, 2015. Loans held-for-sale were $893.8 million at June 30, 2016, an increase of $224.9 million, or 33.6 percent, from $668.8 million at December 31, 2015. Average total loans and leases were $6.66 billion for the three months ended June 30, 2016, an increase of $1.41 billion, or 26.8 percent, from $5.25 billion for the three months ended June 30, 2015. For the six months ended June 30, 2016, average total loans and leases were $6.33 billion, an increase of $1.13 billion, or 21.8 percent, from $5.20 billion for the six months ended June 30, 2015. The increase was due mainly to increased originations of loans and leases during the six months ended June 30, 2016.

•
Total deposits were $7.93 billion at June 30, 2016, an increase of $1.63 billion, or 25.8 percent, from $6.30 billion at December 31, 2015. Average total deposits were $6.90 billion for the three months ended June 30, 2016, an increase of $1.96 billion, or 39.8 percent, from $4.94 billion for the three months ended June 30, 2015. For the six months ended June 30, 2016, average total deposits were $6.73 billion, an increase of $1.88 billion, or 38.7 percent, from $4.85 billion for the six months ended June 30, 2015. The increase was mainly due to strong deposit growth across the Company's business units, including strong growth from the financial institutions banking business, as well as an increased average balance per account. The Company also strategically added brokered certificates of deposit in order to facilitate a reduction in FHLB borrowings and maintain a low overall cost of funds, while securing an adequate level of contingent liquidity.

RESULTS OF OPERATIONS
The following table presents condensed statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Interest and dividend income	$94,640	$64,844	$178,880	$125,624
Interest expense	13,603	10,740	27,426	19,523
Net interest income	81,037	54,104	151,454	106,101
Provision for loan and lease losses	1,769	5,474	2,090	5,474
Noninterest income	65,604	66,693	117,563	112,673
Noninterest expense	100,075	87,920	189,175	163,799
Income before income taxes	44,797	27,403	77,752	49,501
Income tax expense	18,269	11,479	31,537	21,003
Net income	26,528	15,924	46,215	28,498
Preferred stock dividends	5,114	2,843	9,689	3,753
Net income available to common stockholders	$21,414	$13,081	$36,526	$24,745
Basic earnings per total common share	$0.44	$0.33	$0.81	$0.62
Diluted earnings per total common share	$0.43	$0.32	$0.79	$0.62
For the three months ended June 30, 2016, net income was $26.5 million, an increase of $10.6 million, or 66.6 percent, from $15.9 million for the three months ended June 30, 2015. Preferred stock dividends were $5.1 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively, and net income available to common stockholders was $21.4 million and $13.1 million for the three months ended June 30, 2016 and 2015, respectively.
For the six months ended June 30, 2016, net income was $46.2 million, an increase of $17.7 million, or 62.2 percent, from $28.5 million for the six months ended June 30, 2015. Preferred stock dividends were $9.7 million and $3.8 million for the six months ended June 30, 2016 and 2015, respectively, and net income available to common stockholders was $36.5 million and $24.7 million for the six months ended June 30, 2016 and 2015, respectively.

Net Interest Income
The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	($ in thousands)
Interest-earning assets:
Total loans and leases (1)	$6,663,340	$73,743	4.45%	$5,254,729	$60,699	4.63%
Securities	2,696,524	19,393	2.89%	402,366	2,119	2.11%
Other interest-earning assets (2)	260,073	1,504	2.33%	310,105	2,026	2.62%
Total interest-earning assets	9,619,937	94,640	3.96%	5,967,200	64,844	4.36%
ALLL	(37,637)			(29,445)
BOLI and non-interest earning assets (3)	478,937			315,595
Total assets	$10,061,237			$6,253,350
Interest-bearing liabilities:
Savings	$866,051	1,603	0.74%	$867,532	1,606	0.74%
Interest-bearing checking	1,981,702	3,135	0.64%	1,012,211	1,996	0.79%
Money market	1,672,662	1,962	0.47%	1,142,858	1,028	0.36%
Certificates of deposit	1,176,478	1,685	0.58%	1,055,939	1,535	0.58%
FHLB advances	1,663,791	1,966	0.48%	375,385	290	0.31%
Securities sold under repurchase agreements	210,299	389	0.74%	—	—	—%
Long term debt and other interest-bearing liabilities	193,144	2,863	5.96%	260,075	4,285	6.61%
Total interest-bearing liabilities	7,764,127	13,603	0.70%	4,714,000	10,740	0.91%
Noninterest-bearing deposits	1,205,987			859,420
Non-interest-bearing liabilities	192,959			49,383
Total liabilities	9,163,073			5,622,803
Total stockholders’ equity	898,164			630,547
Total liabilities and stockholders’ equity	$10,061,237			$6,253,350
Net interest income/spread		$81,037	3.26%		$54,104	3.45%
Net interest margin (4)			3.39%			3.64%

(1)
Total loans and leases include loans held-for-sale and loans and leases held-for-investment, and are net of deferred fees, related direct costs and discounts, but exclude the ALLL. Non-accrual loans and leases are included in the average balance. Loan fees (costs) of $294 thousand and $(313) thousand and accretion of discount on purchased loans of $10.5 million and $7.2 million for the three months ended June 30, 2016 and 2015, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $100.9 million and $19.2 million for the three months ended June 30, 2016 and 2015, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

The following table presents interest income, average interest-earning assets, interest expense, average interest-bearing liabilities, and their correspondent yields and costs expressed both in dollars and rates for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
	($ in thousands)
Interest-earning assets:
Total loans and leases (1)	$6,329,388	$140,887	4.48%	$5,197,382	$118,854	4.61%
Securities	2,412,703	35,440	2.95%	378,553	4,046	2.16%
Other interest-earning assets (2)	239,961	2,553	2.14%	265,248	2,724	2.07%
Total interest-earning assets	8,982,052	178,880	4.00%	5,841,183	125,624	4.34%
ALLL	(36,606)			(29,533)
BOLI and non-interest earning assets (3)	501,760			281,627
Total assets	$9,447,206			$6,093,277
Interest-bearing liabilities:
Savings	$850,508	3,175	0.75%	$906,316	3,354	0.75%
Interest-bearing checking	1,941,268	6,378	0.66%	1,027,468	4,037	0.79%
Money market	1,554,997	3,641	0.47%	1,118,060	1,986	0.36%
Certificates of deposit	1,167,690	3,298	0.57%	1,030,243	3,149	0.62%
FHLB advances	1,309,725	3,228	0.50%	431,182	643	0.30%
Securities sold under repurchase agreements	150,347	549	0.73%	—	—	—%
Long term debt and other interest-bearing liabilities	228,400	7,157	6.30%	178,680	6,354	7.17%
Total interest-bearing liabilities	7,202,935	27,426	0.77%	4,691,949	19,523	0.84%
Noninterest-bearing deposits	1,218,489			771,445
Non-interest-bearing liabilities	195,238			55,629
Total liabilities	8,616,662			5,519,023
Total stockholders’ equity	830,544			574,254
Total liabilities and stockholders’ equity	$9,447,206			$6,093,277
Net interest income/spread		$151,454	3.23%		$106,101	3.50%
Net interest margin (4)			3.39%			3.66%

(1)
Total loans and leases include loans held-for-sale and loans and leases held-for-investment, and are net of deferred fees, related direct costs and discounts, but exclude the ALLL. Non-accrual loans and leases are included in the average balance. Loan fees (costs) of $379 thousand and $(422) thousand and accretion of discount on purchased loans of $21.1 million and $14.0 million for the six months ended June 30, 2016 and 2015, respectively, are included in interest income.

(2)	Includes average balance of FHLB and other bank stock at cost and average time deposits with other financial institutions.

(3)	Includes average balance of bank-owned life insurance of $100.6 million and $19.1 million for the six months ended June 30, 2016 and 2015, respectively.

(4)	Annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016 vs. 2015			2016 vs. 2015
	Increase (Decrease) Due to		Net Increase (Decrease)	Increase (Decrease) Due to		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Total loans and leases	$15,500	$(2,456)	$13,044	$25,457	$(3,424)	$22,033
Securities	16,223	1,051	17,274	29,394	2,000	31,394
Other interest-earning assets	(309)	(213)	(522)	(262)	91	(171)
Total interest-earning assets	$31,414	$(1,618)	$29,796	$54,589	$(1,333)	$53,256
Interest-bearing liabilities:
Savings	$(3)	$—	$(3)	$(179)	$—	$(179)
Interest-bearing checking	1,581	(442)	1,139	3,096	(755)	2,341
Money market	563	371	934	928	727	1,655
Certificates of deposit	150	—	150	412	(263)	149
FHLB advances	1,445	231	1,676	1,948	637	2,585
Securities sold under repurchase agreements	389	—	389	549	—	549
Long term debt and other interest-bearing liabilities	(1,029)	(393)	(1,422)	1,636	(833)	803
Total interest-bearing liabilities	3,096	(233)	2,863	8,390	(487)	7,903
Net interest income	$28,318	$(1,385)	$26,933	$46,199	$(846)	$45,353
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net interest income was $81.0 million for the three months ended June 30, 2016, an increase of $26.9 million, or 49.8 percent, from $54.1 million for the three months ended June 30, 2015. The growth in net interest income from the prior period was largely due to higher interest income from higher average balances of interest-earning assets partially offset by higher interest expense on higher average balances of interest-bearing liabilities and lower average yield on total loans and leases.
Interest income on total loans and leases was $73.7 million for the three months ended June 30, 2016, an increase of $13.0 million, or 21.5 percent, from $60.7 million for the three months ended June 30, 2015. The increase in interest income on loans and leases was due to a $1.41 billion increase in average total loans and leases, partially offset by an 18 basis points (bps) decrease in average yield. The increase in average balance was due mainly to an increase in loan and lease originations and purchases. The decrease in average yield was mainly due to the lower yields on newly originated loans and leases, partially offset by an increase in the proportion of seasoned SFR mortgage loan pools to total loans and leases where discounts on these pools generate additional interest income. The discount accretion totaled $10.5 million and $7.2 million for the three months ended June 30, 2016 and 2015, respectively.
Interest income on securities was $19.4 million for the three months ended June 30, 2016, an increase of $17.3 million, or 815.2 percent, from $2.1 million for the three months ended June 30, 2015. The increase in interest income on securities was due to a $2.29 billion increase in average balance and a 78 bps increase in average yield. The increase in average balance was mainly due to purchases of securities to reduce excess cash generated from the preferred stock and common stock offerings in 2016 and the deposit balance increase during the period. The increase in average yield was due to higher interest rates on newly purchased investment securities. During the three months ended June 30, 2016, the Company purchased $968.7 million of securities available-for-sale and sold $1.30 billion of securities available-for-sale. The Company repositioned its securities available-for-sale portfolio to navigate a volatile rate environment, and enhance the consistency and predictability of its earnings. The Company was able to offset the negative fair value adjustments on mortgage servicing rights and interest rate swaps with fair market value gains realized through sales of securities available-for-sale during the three months ended June 30, 2016.
Dividends and interest income on other interest-earning assets was $1.5 million for the three months ended June 30, 2016, a decrease of $522 thousand, or 25.8 percent, from $2.0 million for the three months ended June 30, 2015. The decrease in dividends and interest income on other interest-earning assets was due to a $50.0 million decrease in average balance and a 29 bps decrease in average yield. The decrease in average yield was mainly due to decreased stock dividends on FHLB stock.

Interest expense on interest-bearing deposits was $8.4 million for the three months ended June 30, 2016, an increase of $2.2 million, or 36.0 percent, from $6.2 million for the three months ended June 30, 2015. The increase in interest expense on interest-bearing deposits resulted from a $1.62 billion increase in average balance, partially offset by a 2 bps decrease in average cost. The increase was mainly due to strong deposit growth across the Company's business units, including strong growth from the financial institutions banking business, as well as an increased average balance per account. The Company also strategically added brokered certificates of deposit in order to facilitate a reduction in FHLB borrowings and maintain a low overall cost of funds, while securing an adequate level of contingent liquidity. The decrease in average cost was due mainly to the Company's effort to reduce the cost of deposits by increasing lower cost core deposits.
Interest expense on FHLB advances was $2.0 million for the three months ended June 30, 2016, an increase of $1.7 million, or 577.9 percent, from $290 thousand for the three months ended June 30, 2015. The increase was due mainly to a $1.29 billion increase in average balance and a 17 bps increase in average cost. The increase in average cost was due to a rising interest rate environment.
Interest expense on securities sold under repurchase agreements was $389 thousand for the three months ended June 30, 2016. The Company utilized the repurchase agreements in order to diversify its funding sources.
Interest expense on long term debt and other interest-bearing liabilities was $2.9 million for the three months ended June 30, 2016, a decrease of $1.4 million, or 33.2 percent, from $4.3 million for the three months ended June 30, 2015. The decrease was due mainly to the redemption of the Senior Notes I during the second quarter of 2016.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net interest income was $151.5 million for the six months ended June 30, 2016, an increase of $45.4 million, or 42.7 percent, from $106.1 million for the six months ended June 30, 2015. The growth in net interest income from the prior period was largely due to higher interest income from higher average balances of interest-earning assets partially offset by higher interest expense on higher average balances of interest-bearing liabilities and lower average yield on total loans and leases.
Interest income on total loans and leases was $140.9 million for the six months ended June 30, 2016, an increase of $22.0 million, or 18.5 percent, from $118.9 million for the six months ended June 30, 2015. The increase in interest income on loans and leases was due to a $1.13 billion increase in average total loans and leases, partially offset by a 13 bps decrease in average yield. The increase in average balance was due mainly to an increase in loan and lease originations. The decrease in average yield was mainly due to the lower yields on newly originated loans and leases, partially offset by an increase in the proportion of seasoned SFR mortgage loan pools to total loans and leases where discounts on these pools generate additional interest income. The discount accretion totaled $21.1 million and $14.0 million for the six months ended June 30, 2016 and 2015, respectively.
Interest income on securities was $35.4 million for the six months ended June 30, 2016, an increase of $31.4 million, or 775.9 percent, from $4.0 million for the six months ended June 30, 2015. The increase in interest income on securities was due to a $2.03 billion increase in average balance and a 79 bps increase in average yield. The increase in average balance was mainly due to purchases of securities to reduce excess cash generated from the preferred stock and common stock offerings in 2016 and the deposit balance increase during the period. The increase in average yield was due to higher interest rates on newly purchased investment securities. During the six months ended June 30, 2016, the Company purchased $4.04 billion of securities available-for-sale and sold $3.53 billion of securities available-for-sale. The Company repositioned its securities available-for-sale portfolio to navigate a volatile rate environment, and enhance the consistency and predictability of its earnings. The Company was able to offset the negative fair value adjustments on mortgage servicing rights and interest rate swaps with fair market value gains realized through sales of securities available-for-sale during the six months ended June 30, 2015.
Dividends and interest income on other interest-earning assets was $2.6 million for the six months ended June 30, 2016, a decrease of $171.0 thousand, or 6.3 percent, from $2.7 million for the six months ended June 30, 2015. The decrease in dividends and interest income on other interest-earning assets was due to a $25.3 million decrease in average balance and a 7 bps increase in average yield. The increase in average yield was mainly due to a decrease in average balance of low-interest earning cash.
Interest expense on interest-bearing deposits was $16.5 million for six months ended June 30, 2016, an increase of $4.0 million, or 31.7 percent, from $12.5 million for the six months ended June 30, 2015. The increase in interest expense on interest-bearing deposits resulted from a $1.43 billion increase in average balance, partially offset by a 2 bps decrease in average cost. The increase was mainly due to strong deposit growth across the Company's business units, including strong growth from the financial institutions banking business, as well as an increased average balance per account. The Company also strategically added brokered certificates of deposit in order to facilitate a reduction in FHLB borrowings and maintain a low overall cost of funds, while securing an adequate level of contingent liquidity. The decrease in average cost was due mainly to the Company's effort to reduce the cost of deposits by increasing lower cost core deposits.

Interest expense on FHLB advances was $3.2 million for the six months ended June 30, 2016, an increase of $2.6 million, or 402.0 percent, from $643 thousand for the six months ended June 30, 2015. The increase was due mainly to an $878.5 million increase in average balance and a 20 bps increase in average cost. The increase in average cost was due to a rising interest rate environment.
Interest expense on securities sold under repurchase agreements was $549 thousand for the six months ended June 30, 2016. The Company utilized the repurchase agreements in order to diversify its funding sources.
Interest expense on long term debt and other interest-bearing liabilities was $7.2 million for the six months ended June 30, 2016, an increase of $803 thousand, or 12.6 percent, from $6.4 million for the six months ended June 30, 2015. The increase was due mainly to the additional interest expense incurred on the Senior Notes II issued in the second quarter of 2015, partially offset by the redemption of the Senior Notes I in the second quarter of 2016.
Provision for Loan and Lease Losses
Provisions for loan and lease losses are charged to operations at a level required to reflect inherent credit losses in the loan and lease portfolio. The Company recorded provisions for loan and lease losses of $1.8 million and $5.5 million, respectively, for the three months ended June 30, 2016 and 2015, and $2.1 million and $5.5 million, respectively, for the six months ended June 30, 2016 and 2015.
On a quarterly basis, the Company evaluates the PCI loans and the loan pools for potential impairment. The provision for losses on PCI loans is the result of changes in expected cash flows, both in amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions to the loss forecasts were based on the results of management’s review of the credit quality of the outstanding loans/loan pools and the analysis of the loan performance data since the acquisition of these loans. On a quarterly basis, the Company also evaluates whether a reforecast of cash flow projections is necessary. Due to the uncertainty in the future performance of the PCI loans, additional impairments may be recognized in the future.
See further discussion in "Allowance for Loan and Lease Losses."
Noninterest Income
The following table presents the breakdown of non-interest income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Customer service fees	$1,173	$1,072	$2,021	$1,982
Loan servicing income (loss)	(3,347)	2,007	(8,635)	1,565
Income from bank owned life insurance	580	47	1,143	106
Net gain (loss) on sale of securities available-for-sale	12,824	—	29,613	(2)
Net gain on sale of loans	2,147	7,838	4,342	12,310
Net revenue on mortgage banking activities	43,795	39,403	77,479	77,336
Advisory service fees	510	4,435	1,507	5,632
Loan brokerage income	759	661	1,633	1,802
Gain on sale of building	—	9,919	—	9,919
Gain on sale of a subsidiary	3,694	—	3,694	—
Other income	3,469	1,311	4,766	2,023
Total noninterest income	$65,604	$66,693	$117,563	$112,673
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Noninterest income was $65.6 million for the three months ended June 30, 2016, a decrease of $1.1 million, or 1.6 percent, from $66.7 million for the three months ended June 30, 2015. The decrease in noninterest income was mainly due to a gain on sale of building in 2015, decreases in loan servicing income (loss), net gain on sale of loans, and advisory service fees, partially offset by increases in net gain on sale of securities available for sale, net revenue from mortgage banking activities, a gain on sale of a subsidiary, and other income.
Customer service fees were $1.2 million for the three months ended June 30, 2016, an increase of $101 thousand, or 9.4 percent, from $1.1 million for the three months ended June 30, 2015. The increase was mainly due to the increase in average deposit balances.
Loan servicing income (loss) was $(3.3) million for the three months ended June 30, 2016, a decrease of $5.4 million, or 266.8 percent, from $2.0 million for the three months ended June 30, 2015. The decrease was mainly due to an increase in losses on the fair value of mortgage servicing rights, partially offset by an increase in servicing fees from the increased volume of loans sold with servicing retained. Losses on fair value and runoff of servicing assets of $8.6 million and $666 thousand for the three months ended June 30, 2016 and 2015, respectively, and the increase was due to generally lower interest rates. Servicing fees were $5.2 million and $2.7 million for the three months ended June 30, 2016 and 2015, respectively, and the increase was due to higher unpaid principal balances of loans sold with servicing retained. Total unpaid principal balances of loans sold with servicing retained were $6.32 billion and $3.10 billion at June 30, 2016 and 2015, respectively.
Net gain on sale of securities available-for-sale was $12.8 million for the three months ended June 30, 2016. During the three months ended June 30, 2016, the Company sold $1.30 billion of securities available-for-sale. The Company repositioned its securities available-for-sale portfolio to navigate a volatile rate environment, and enhance the consistency and predictability of its earnings. The Company was able to offset the negative fair value adjustments on mortgage servicing rights and interest rate swaps with fair market value gains realized through sale of securities available-for-sale during the three months ended June 30, 2016.
Net gain on sale of loans was $2.1 million for the three months ended June 30, 2016, a decrease of $5.7 million from $7.8 million for the three months ended June 30, 2015. During the three months ended June 30, 2016, the Company sold jumbo SFR mortgage loans of $112.5 million with a gain of $1.5 million, SBA loans of $4.4 million with a gain of $348 thousand, and lease financing of $10.8 million with a gain of $345 thousand. During the three months ended June 30, 2015, the Company sold jumbo SFR mortgage loans of $181.0 million with a gain of $2.6 million, SBA loans of $6.7 million with a gain of $693 thousand, and multi-family loans of $213.7 million with a gain of $4.5 million.
Net revenue on mortgage banking activities was $43.8 million for the three months ended June 30, 2016, an increase of $4.4 million, or 11.1 percent, from $39.4 million for the three months ended June 30, 2015. During the three months ended June 30, 2016, the Bank originated $1.28 billion and sold $1.30 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $38.9 million and 3.05 percent, respectively, and loan origination fees were $4.9 million for the three months ended June 30, 2016. Included in the net gain is the initial capitalized value of our MSRs, which totaled $12.4 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended June 30, 2016. During the three months ended June 30, 2015, the Bank originated $1.27 billion and sold $1.22 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $34.8 million and 2.75 percent, respectively, and loan origination fees were $4.6 million for the three months ended June 30, 2015. Included in the net gain is the initial capitalized value of our MSRs, which totaled $13.6 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the three months ended June 30, 2015.
Advisory service fees were $510 thousand for the three months ended June 30, 2016, a decrease of $3.9 million, or 88.5 percent, from $4.4 million for the three months ended June 30, 2015. The decrease was mainly due to the sale of The Palisades Group on May 5, 2016 and higher transaction fees recognized during the three months ended June 30, 2015. The Company does not expect to have advisory service fee income in future periods.
Loan brokerage income was $759 thousand for the three months ended June 30, 2016, an increase of $98 thousand, or 14.8 percent, from $661 thousand for the three months ended June 30, 2015. The increase was mainly due to an increase in the volume of brokered loans.
Gain on sale of building of $9.9 million was recognized during the three months ended June 30, 2015, with no similar transaction during the three months ended June 30, 2016. The Company sold an improved real property complex at a sale price of approximately $52.3 million, which had a book value of $42.3 million at the sale date.
Gain on sale of a subsidiary of $3.7 million was recognized during the three months ended June 30, 2016, with no similar transaction during the three months ended June 30, 2015. The Company completed the sale of all of its membership interests in The Palisades Group on May 5, 2016.
Other income was $3.5 million for the three months ended June 30, 2016, an increase of $2.2 million, or 164.6 percent, from $1.3 million for the three months ended June 30, 2015. The increase was mainly due to $370 thousand of rental income from a newly purchased building and a legal settlement received during the three months ended June 30, 2016.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Noninterest income was $117.6 million for the six months ended June 30, 2016, an increase of $4.9 million, or 4.3 percent, from $112.7 million for the six months ended June 30, 2015. The increase in noninterest income related predominantly to increases in net gain on sale of securities available-for-sale, gain on sale of a subsidiary, and income from bank owned life insurance, partially offset by decreases in loan servicing income (loss), net gain on sale of loans, advisory services fees, and loan brokerage income, and a gain on sale of building in 2015.
Customer service fees were $2.0 million for the six months ended June 30, 2016, an increase of $39 thousand, or 2.0 percent, from $2.0 million for the six months ended June 30, 2015. The increase was mainly due to the increase in deposit balance.

Loan servicing income (loss) was $(8.6) million for the six months ended June 30, 2016, a decrease of $10.2 million, or 651.8 percent, from $1.6 million for the six months ended June 30, 2015. The decrease was mainly due to an increase in losses on the fair value of mortgage servicing rights, partially offset by an increase in servicing fees from the increased volume of loans sold with servicing retained. Losses on fair value and runoff of servicing assets of $18.7 million and $3.1 million for the six months ended June 30, 2016 and 2015, respectively, the increase was due to generally lower interest rates. Servicing fees were $10.1 million and $4.7 million for the six months ended June 30, 2016 and 2015, respectively, and unpaid principal balances of loans sold with servicing retained were $6.32 billion and $3.10 billion at June 30, 2016 and 2015, respectively.
Net gain (loss) on sale of securities available-for-sale was $29.6 million for the six months ended June 30, 2016, compared to $(2) thousand for the six months ended June 30, 2015. During the six months ended June 30, 2016, the Company sold $3.53 billion of securities available-for-sale. The Company repositioned its securities available-for-sale portfolio to navigate a volatile rate environment, and enhance the consistency and predictability of its earnings. The Company was able to offset the negative fair value adjustments on mortgage servicing rights and interest rate swaps with fair market value gains realized through sale of securities available-for-sale during the six months ended June 30, 2016.
Net gain on sale of loans was $4.3 million for the six months ended June 30, 2016, a decrease of $8.0 million, or 64.7 percent, from $12.3 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, the Company sold jumbo SFR mortgage loans of $205.3 million with a gain of $2.6 million, SBA loans of $18.5 million with a gain of $1.4 million, and lease financing of $10.8 million with a gain of $345 thousand. During the six months ended June 30, 2015, the Company sold jumbo SFR mortgage loans of $431.5 million with a gain of $6.2 million, SBA loans of $14.4 million with a gain of $1.4 million, and multi-family loans of $242.6 million with a gain of $4.8 million.
Net revenue on mortgage banking activities was $77.5 million for the six months ended June 30, 2016, an increase of $143 thousand, or 0.2 percent, from $77.3 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, the Bank originated $2.30 billion and sold $2.27 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $68.6 million and 2.98 percent, respectively, and loan origination fees were $8.9 million for the six months ended June 30, 2016. Included in the net gain is the initial capitalized value of our MSRs, which totaled $20.8 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the six months ended June 30, 2016. During the six months ended June 30, 2015, the Bank originated $2.28 billion and sold $2.14 billion of conforming SFR mortgage loans in the secondary market. The net gain and margin were $69.2 million and 3.04 percent, respectively, and loan origination fees were $8.1 million for the six months ended June 30, 2015. Included in the net gain is the initial capitalized value of our MSRs, which totaled $23.4 million on loans sold to Fannie Mae, Freddie Mac and Ginnie Mae for the six months ended June 30, 2015.
Advisory service fees were $1.5 million for six months ended June 30, 2016, a decrease of $4.1 million, or 73.2 percent, from $5.6 million for the six months ended June 30, 2015. The decrease was mainly due to the sale of The Palisades Group on May 5, 2016 and higher transaction fees recognized during the six months ended June 30, 2015. The Company does not expect to have advisory service fee income in future periods.
Loan brokerage income was $1.6 million for the six months ended June 30, 2016, a decrease of $169 thousand, or 9.4 percent, from $1.8 million for the six months ended June 30, 2015. The decrease was mainly due to a decrease in the volume of brokered loans.
Gain on sale of building of $9.9 million was recognized during the six months ended June 30, 2015, with no similar transaction during the six months ended June 30, 2016. The Company sold an improved real property complex at a sale price of approximately $52.3 million, which had a book value of $42.3 million at the sale date.
Gain on sale of a subsidiary of $3.7 million was recognized during the six months ended June 30, 2016, with no similar transaction during the six months ended June 30, 2015. The Company completed the sale of all of its membership interests in The Palisades Group on May 5, 2016.
Other income was $4.8 million for the six months ended June 30, 2016, an increase of $2.7 million, or 135.6 percent, from $2.0 million for the six months ended June 30, 2015. The increase was mainly due to $1.0 million of rental income from a newly purchased building and a legal settlement received during the six months ended June 30, 2016.

Noninterest Expense
The following table presents the breakdown of noninterest expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Salaries and employee benefits, excluding commissions	$45,270	$41,880	$89,682	$80,072
Commissions for mortgage banking activities	15,752	14,240	28,523	25,819
Salaries and employee benefits	61,022	56,120	118,205	105,891
Occupancy and equipment	11,943	10,325	23,683	20,096
Professional fees	6,763	6,689	12,975	10,124
Outside service fees	3,186	1,729	6,249	3,056
Data processing	2,838	2,075	5,032	3,910
Advertising	2,406	1,252	4,233	2,164
Regulatory assessments	1,879	1,376	3,615	2,730
Provision for loan repurchases	(141)	999	(500)	1,844
Amortization of intangible assets	1,322	1,545	2,644	3,089
Impairment on intangible assets	—	258	—	258
All other expense	8,857	5,552	13,039	10,637
Total noninterest expense	$100,075	$87,920	$189,175	$163,799
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Noninterest expense was $100.1 million for the three months ended June 30, 2016, an increase of $12.2 million, or 13.8 percent, from $87.9 million for the three months ended June 30, 2015. The increase was mainly due to the continued expansion of our business footprint.
Total salaries and employee benefits including commissions was $61.0 million for the three months ended June 30, 2016, an increase of $4.9 million, or 8.7 percent, from $56.1 million for the three months ended June 30, 2015. The increase was due mainly to additional compensation expense from an increase in the number of full-time employees resulting from the expansion of commercial banking operations as well as expansion in mortgage banking activities. Commission expense, which is a loan origination variable expense related to mortgage banking activities, totaled $15.8 million and $14.2 million for the three months ended June 30, 2016 and 2015, respectively. Originations of SFR mortgage loans for the three months ended June 30, 2016 and 2015 totaled $1.28 billion and $1.27 billion, respectively.
Occupancy and equipment expenses were $11.9 million for the three months ended June 30, 2016, an increase of $1.6 million, or 15.7 percent, from $10.3 million for the three months ended June 30, 2015. The increase was due mainly to increased building and maintenance costs associated with additional facilities resulting from the purchase of a new building and new mortgage banking loan production offices.
Professional fees were $6.8 million for the three months ended June 30, 2016, an increase of $74 thousand, or 1.1 percent, from $6.7 million for the three months ended June 30, 2015. The increase was mainly due to a legal settlement and increased audit fees.
Outside service fees were $3.2 million for the three months ended June 30, 2016, an increase of $1.5 million, or 84.3 percent, from $1.7 million for the three months ended June 30, 2015. The increase was mainly due to an increase in loan sub-servicing expenses resulting from the growth in the loan portfolio.
Data processing expense was $2.8 million for the three months ended June 30, 2016, an increase of $763 thousand, or 36.8 percent, from $2.1 million for the three months ended June 30, 2015. The increase was mainly due to a higher volume of transactions related to loan and deposit growth.
Advertising costs were $2.4 million for the three months ended June 30, 2016, an increase of $1.2 million, or 92.2 percent, from $1.3 million for the three months ended June 30, 2015. The increase was mainly due to the Company's higher overall marketing cost associated with the continued expansion of its business footprint.
Regulatory assessment was $1.9 million for the three months ended June 30, 2016, an increase of $503 thousand, or 36.6 percent, from $1.4 million for the three months ended June 30, 2015. The increase was due to year-over-year balance sheet growth.
Provision (reversal) for loan repurchases was $(141) thousand and $999 thousand for the three months ended June 30, 2016 and 2015, respectively. Additionally, the Company recorded an initial provision for loan repurchases of $992 thousand and $574 thousand against net revenue on mortgage banking activities during the three months ended June 30, 2016 and 2015, respectively. Total provision for loan repurchases were $851 thousand and $1.6 million for the three months ended June 30, 2016 and 2015, respectively. The increase in the initial provision was mainly due to increased volume of mortgage loan originations and sales and the decrease in provision for loan repurchases in noninterest expense was due to the lower reserve requirement compared to the preceding period.
Amortization of intangible assets was $1.3 million for the three months ended June 30, 2016, a decrease of $223 thousand, or 14.4 percent, from $1.5 million for the three months ended June 30, 2015. During three months ended June 30, 2015, the Company wrote off $258 thousand of core deposit intangibles on non-interest bearing demand deposits and money market accounts acquired through the BPNA Branch Acquisition, which were subsequently transferred in connection with the sale of two branches to AUB.
Other expenses were $8.9 million for the three months ended June 30, 2016, an increase of $3.3 million, or 59.5 percent, from $5.6 million for the three months ended June 30, 2015. The increase was mainly due to a cost of $2.7 million for the redemption of the Senior Notes I and costs associated with the growth in mortgage banking activities.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Noninterest expense was $189.2 million for the six months ended June 30, 2016, an increase of $25.4 million, or 15.5 percent, from $163.8 million for the six months ended June 30, 2015. The increase was mainly due to the continued expansion of our business footprint.
Total salaries and employee benefits including commissions was $118.2 million for the six months ended June 30, 2016, an increase of $12.3 million, or 11.6 percent, from $105.9 million for the six months ended June 30, 2015. The increase was due mainly to additional compensation expense from an increase in the number of full-time employees resulting from the expansion of commercial banking operations, an increase in share-based compensation expense, as well as expansion in mortgage banking activities. Commission expense, which is a loan origination variable expense related to mortgage banking activities, totaled $28.5 million and $25.8 million for the six months ended June 30, 2016 and 2015, respectively. Originations of SFR mortgage loans for the six months ended June 30, 2016 and 2015 totaled $2.30 billion and $2.28 billion, respectively.
Occupancy and equipment expenses were $23.7 million for the six months ended June 30, 2016, an increase of $3.6 million, or 17.8 percent, from $20.1 million for the six months ended June 30, 2015. The increase was due mainly to increased building and maintenance costs associated with additional facilities resulting from the purchase of a new building and new mortgage banking loan production offices.
Professional fees were $13.0 million for the six months ended June 30, 2016, an increase of $2.9 million, or 28.2 percent, from $10.1 million for the six months ended June 30, 2015. The increase was mainly due to a legal settlement and increased audit fees.
Outside service fees were $6.2 million for the three months ended June 30, 2016, an increase of $3.2 million, or 104.5 percent, from $3.1 million for the three months ended June 30, 2015. The increase was mainly due to an increase in loan sub-servicing expenses resulting from the growth in the loan portfolio.
Data processing expense was $5.0 million for the six months ended June 30, 2016, an increase of $1.1 million, or 28.7 percent, from $3.9 million for the six months ended June 30, 2015. The increases were mainly due to a higher volume of transactions related to loan and deposit growth.
Advertising costs were $4.2 million for the six months ended June 30, 2016, an increase of $2.1 million, or 95.6 percent, from $2.2 million for the six months ended June 30, 2015. The increase was mainly due to the Company's higher overall marketing cost associated with the continued expansion of its business footprint.
Regulatory assessment was $3.6 million for the six months ended June 30, 2016, an increase of $885 thousand, or 32.4 percent, from $2.7 million for the six months ended June 30, 2015. The increase was due to year-over-year balance sheet growth.
Provision (reversal) for loan repurchases was $(500) thousand and $1.8 million for the six months ended June 30, 2016 and 2015, respectively. Additionally, the Company recorded an initial provision for loan repurchases of $1.7 million and $1.1 million against net revenue on mortgage banking activities during the six months ended June 30, 2016 and 2015, respectively. Total provision for loan repurchases were $1.2 million and $2.9 million for the six months ended June 30, 2016 and 2015, respectively. The increase in the initial provision was mainly due to increased volume of mortgage loan originations and sales and the decrease in provision for loan repurchases in noninterest expense was due to the lower reserve requirement compared to the preceding period.
Amortization of intangible assets was $2.6 million for the six months ended June 30, 2016, a decrease of $445 thousand, or 14.4 percent, from $3.1 million for the six months ended June 30, 2015. During the six months ended June 30, 2015, the Company wrote off $258 thousand of core deposit intangibles on non-interest bearing demand deposits and money market accounts acquired through the BPNA Branch Acquisition, which were subsequently transferred in connection with the sale of two branches to AUB.
Other expenses were $13.0 million for the six months ended June 30, 2016, an increase of $2.4 million, or 22.6 percent, from $10.6 million for the six months ended June 30, 2015. The increase was mainly due to a cost of $2.7 million for the redemption of the Senior Notes I and costs associated with the growth in mortgage banking activities.
Income Tax Expense
For the three months ended June 30, 2016 and 2015, income tax expense was $18.3 million and $11.5 million, respectively, and the effective tax rate was 40.8 percent and 41.9 percent, respectively. For the six months ended June 30, 2016 and 2015, income tax expense was $31.5 million and $21.0 million, respectively, and the effective tax rate was 40.6 percent and 42.4 percent, respectively. The Company’s effective tax rate decreased for the three and six months ended June 30, 2016 due to the accrual and settlement of an amount related to the Internal Revenue Service's examination of the 2010 and 2011 tax years as well as a higher state income tax rate during the three and six months ended June 30, 2015. For additional information, see Note 11 to Consolidated Financial Statements (unaudited) in this report.
Operating Segments Results
The Company utilizes an internal reporting system to measure the performance of various operating segments within the Bank and the Company overall. The Company has identified four operating segments for purposes of management reporting: (i) Commercial Banking; (ii) Mortgage Banking; (iii) Financial Advisory; and (iv) Corporate/Other. For additional information, see Note 19 to Consolidated Financial Statements (unaudited) in this report.
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Commercial Banking Segment
Income before income taxes from the Commercial Banking segment was $45.0 million and $24.7 million for the three months ended June 30, 2016 and 2015, respectively. The increase was mainly due to an increase in net interest income and a decrease in provision for loan and lease losses, partially offset by an increase in noninterest expense and a decrease in noninterest income.
Net interest income was $80.2 million and $54.9 million for the three months ended June 30, 2016 and 2015, respectively. The increase in net interest income was largely due to higher interest income from higher average balances of interest-earning assets partially offset by higher interest expense on higher average balances of interest-bearing liabilities and lower average yield on total loans and leases.
Provision for loan and lease losses was $1.8 million and $5.5 million for the three months ended June 30, 2016 and 2015, respectively.
Noninterest income was $20.7 million and $21.5 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in noninterest income was mainly due to a gain on sale of building in 2015, decreases in loan servicing income (loss) and net gain on sale of loans, partially offset by increases in net gain on sale of securities available for sale.
Noninterest expense was $54.1 million and $46.2 million for the three months ended June 30, 2016 and 2015, respectively. The increases were mainly due to acquisitions and expansion of the business footprint.
Mortgage Banking Segment
Income (loss) before income taxes from the Mortgage Banking segment was $1.6 million and $5.6 million for the three months ended June 30, 2016 and 2015, respectively.
Net interest income was $3.7 million and $3.5 million, and noninterest income was $40.7 million and $40.7 million for the three months ended June 30, 2016 and 2015, respectively. The increase in net interest income was the result of increases in average loan balances.
Noninterest expense was $42.8 million and $38.6 million for the three months ended June 30, 2016 and 2015, respectively. The increases were mainly due to expansion of the Mortgage Banking segment, which incurred additional compensation expense related to an increase in the number of full-time employees, and a loan origination variable commission expense, and occupancy cost related to an increase in the number of loan production offices.
Financial Advisory Segment
The Company sold all of its membership interests in The Palisades Group on May 5, 2016 and ceased Financial Advisory activities.

Corporate/Other Segment
Loss before income taxes on the Corporate/Other segment was $1.9 million and $4.3 million for the three months ended June 30, 2016 and 2015, respectively. Interest expense was related to interest expense on the Senior Notes and junior subordinated amortizing notes. The Corporate/Other segment recognized a gain on sale of a subsidiary of $3.7 million in noninterest income and a cost of $2.7 million for the redemption of the Senior Notes I in noninterest expense for the three months ended June 30, 2016.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Commercial Banking Segment
Income before income taxes from the Commercial Banking segment was $88.8 million and $43.2 million for the six months ended June 30, 2016 and 2015, respectively. The increase was mainly due to increases in net interest income and noninterest income, partially offset by an increase in noninterest expense.
Net interest income was $151.7 million and $106.4 million for the six months ended June 30, 2016 and 2015, respectively. The increase in net interest income was largely due to higher interest income from higher average balances of interest-earning assets partially offset by higher interest expense on higher average balances of interest-bearing liabilities and lower average yield on total loans and leases.
Provision for loan and lease losses was $2.1 million and $5.5 million for the six months ended June 30, 2016 and 2015, respectively.
Noninterest income was $43.5 million and $29.3 million for the six months ended June 30, 2016 and 2015, respectively. The increase in noninterest income related predominantly to increases in net gain on sale of securities available-for-sale and income from bank owned life insurance, partially offset by decreases in net gain on sale of loans and loan brokerage income, and a gain on sale of building recognized in 2015.
Noninterest expense was $104.3 million and $87.1 million for the six months ended June 30, 2016 and 2015, respectively. The increases were mainly due to acquisitions and expansion of the business footprint.
Mortgage Banking Segment
Income (loss) before income taxes from the Mortgage Banking segment was $(4.3) million and $10.8 million for the six months ended June 30, 2016 and 2015, respectively.
Net interest income was $6.9 million and $6.0 million, and noninterest income was $68.8 million and $77.6 million for the six months ended June 30, 2016 and 2015, respectively. The increase in net interest income was the result of increases in average loan balances. The decrease in noninterest income was mainly due to higher losses on fair value related components of net revenue from mortgage banking activities and mortgage servicing rights.
Noninterest expense was $80.0 million and $72.8 million for the six months ended June 30, 2016 and 2015, respectively. The increases were mainly due to expansion of the Mortgage Banking segment, which incurred additional compensation expense related to an increase in the number of full-time employees, and a loan origination variable commission expense, and occupancy cost related to an increase in the number of loan production offices.
Financial Advisory Segment
The Company sold all of its membership interests in The Palisades Group on May 5, 2016 and ceased Financial Advisory activities.
Corporate/Other Segment
Loss before income taxes on the Corporate/Other segment was $6.2 million and $6.3 million for the six months ended June 30, 2016 and 2015, respectively. Interest expense was related to interest expense on the Senior Notes and junior subordinated amortizing notes. The Corporate/Other segment recognized a gain on sale of a subsidiary of $3.7 million in noninterest income and a cost of $2.7 million for the redemption of the Senior Notes I in noninterest expense for the six months ended June 30, 2016.

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
The following table presents the amortized cost and fair value of the investment securities portfolio as of the dates indicated:

	June 30, 2016			December 31, 2015
	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)
Securities held-to-maturity:
Corporate bonds	$239,675	$249,204	$9,529	$239,274	$218,583	$(20,691)
Collateralized loan obligations	416,322	409,630	(6,692)	416,284	411,207	(5,077)
Commercial mortgage-backed securities	306,285	322,037	15,752	306,645	302,495	(4,150)
Total securities held-to-maturity	$962,282	$980,871	$18,589	$962,203	$932,285	$(29,918)
Securities available-for-sale:
SBA loan pool securities	$1,363	$1,416	$53	$1,485	$1,504	$19
Private label residential mortgage-backed securities	1,452	1,453	1	1,755	1,768	13
Corporate bonds	60,167	60,113	(54)	26,657	26,152	(505)
Collateralized loan obligation	939,215	942,706	3,491	111,719	111,468	(251)
Commercial mortgage-backed securities	11,186	11,398	212	—	—	—
Agency mortgage-backed securities	284,813	285,699	886	697,152	692,704	(4,448)
Total securities available-for-sale	$1,298,196	$1,302,785	$4,589	$838,768	$833,596	$(5,172)
Securities available-for-sale were $1.30 billion at June 30, 2016, an increase of $469.2 million, or 56.3 percent, from $833.6 million at December 31, 2015. The increase was mainly due to purchases of $4.04 billion, partially offset by sales of $3.53 billion and principal payments of $47.2 million. Securities available-for-sale had a net unrealized gain of $4.59 million at June 30, 2016, compared to a net unrealized loss of $5.2 million at December 31, 2015. Securities held-to-maturity were $962.3 million and $962.2 million at June 30, 2016 and December 31, 2015, respectively. The Company repositioned its securities available-for-sale portfolio to navigate a volatile rate environment, and enhance the consistency and predictability of its earnings. The Company was able to offset the negative fair value adjustments on mortgage servicing rights and interest rate swaps with fair market value gains realized through the sale of securities available-for-sale during the three months ended June 30, 2016.
The Company did not record OTTI for investment securities for the three and six months ended June 30, 2016 or 2015. The Company monitors its securities portfolio to ensure it has adequate credit support. As of June 30, 2016, the Company believes there is no OTTI and did not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery. The Company considers the lowest credit rating for identification of potential OTTI. As of June 30, 2016, all of the Company's investment securities in an unrealized loss position received an investment grade credit rating.

The following table presents the composition of the repricing and yield information, at amortized cost, of the investment securities portfolio as of June 30, 2016:

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	($ in thousands)
Securities held-to-maturity:
Corporate bonds	$—	—%	$15,000	5.00%	$224,675	5.06%	$—	—%	$239,675	5.05%
Collateralized loan obligation	416,322	2.67%	—	—%	—	—%	—	—%	416,322	2.67%
Commercial mortgage-backed securities	—	—%	—	—%	224,075	3.96%	82,210	3.81%	306,285	3.92%
Total securities held-to-maturity	$416,322	2.67%	$15,000	5.00%	$448,750	4.51%	$82,210	3.81%	$962,282	3.66%
Securities available-for-sale:
SBA loan pools securities	$—	—%	$—	—%	$—	—%	$1,363	2.78%	$1,363	2.78%
Private label residential mortgage-backed securities	118	2.95%	754	3.83%	—	—%	580	5.60%	1,452	4.47%
Corporate bonds	—	—%	23,000	6.11%	32,167	5.47%	5,000	5.50%	60,167	5.72%
Collateralized loan obligation	939,215	2.77%	—	—%	—	—%	—	—%	939,215	2.77%
Commercial mortgage-backed securities	—	—%	—	—%	—	—%	11,186	3.90%	11,186	3.90%
Agency mortgage-backed securities	171,980	0.83%	10,165	1.14%	—	—%	102,668	1.55%	284,813	1.10%
Total securities available-for-sale	$1,111,313	2.47%	$33,919	4.57%	$32,167	5.47%	$120,797	1.97%	$1,298,196	2.55%

Loans Held-for-Sale
Loans held-for-sale were $893.8 million at June 30, 2016, an increase of $224.9 million, or 33.6 percent, from $668.8 million at December 31, 2015. The loans held-for-sale consisted of $418.5 million and $379.2 million carried at fair value, and $475.3 million and $289.7 million carried at lower of cost or fair value as of June 30, 2016 and December 31, 2015, respectively. The $39.4 million, or 10.4 percent, increase in loans carried at fair value was due mainly to originations of $2.34 billion, partially offset by sales of $2.32 billion. The $185.6 million, or 64.1 percent, increase in loans carried at the lower of cost or fair value was due mainly to originations of $342.1 million and loans transferred from loans and leases receivable of $61.4 million, partially offset by sales of $180.3 million, loans transferred to loans and leases receivable of $7.1 million, and paydowns and amortization of $30.5 million.
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
Loans and Leases Receivable, Net
The following table presents the composition of the Company’s loan and lease portfolio as of the dates indicated:

	June 30, 2016	December 31, 2015	Amount Change	Percentage Change
	($ in thousands)
Commercial:
Commercial and industrial	$1,306,866	$876,999	$429,867	49.0%
Commercial real estate	725,107	727,707	(2,600)	(0.4)%
Multi-family	1,147,597	904,300	243,297	26.9%
SBA	65,477	57,706	7,771	13.5%
Construction	86,852	55,289	31,563	57.1%
Lease financing	228,663	192,424	36,239	18.8%
Consumer:
Single family residential mortgage	2,455,724	2,150,453	305,271	14.2%
Green Loans (HELOC)—first liens	99,620	105,131	(5,511)	(5.2)%
Green Loans (HELOC)—second liens	4,298	4,704	(406)	(8.6)%
Other consumer	115,911	109,681	6,230	5.7%
Total loans and leases	6,236,115	5,184,394	1,051,721	20.3%
ALLL	(37,483)	(35,533)	(1,950)	5.5%
Loans and leases receivable, net	$6,198,632	$5,148,861	$1,049,771	20.4%
Seasoned SFR Mortgage Loan Acquisitions
During the three and six months ended June 30, 2016, the Company completed a seasoned SFR mortgage loan pool acquisition with unpaid principal balances and fair values of $103.8 million and $91.0 million, respectively, at their acquisition date and as of June 30, 2016. The Company determined that loans in this seasoned SFR mortgage loan acquisition reflect credit quality deterioration since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The Company acquired these loans at a discount to both current property value and note balance at acquisition.
The purchase price of the loans was less than 59.9 percent of current property value at the time of acquisition based on a third party broker price opinion, and less than 92.6 percent of note balance at the time of acquisition. At the time of acquisition, approximately 84.0 percent of the mortgage loans by current principal balance (excluding any forbearance amounts) had the original terms modified at some point since origination by a prior owner or servicer. The mortgage loans had a current weighted average interest rate of 3.82 percent, determined by current principal balance. The weighted average credit score of the borrowers comprising the mortgage loans at or near the time of acquisition determined by current principal balance and excluding those with no credit score on file was 546. The average property value determined by a broker price opinion obtained by third party licensed real estate professionals at or around the time of acquisition was $272 thousand. Approximately 98.0 percent of the borrowers by current principal balance had made at least 12 monthly payments in the 12 months preceding the trade date and 98.4 percent had made at least six monthly payments in the six months preceding the trade date. The mortgage loans are secured by residences located in 43 states with California being the largest state concentration representing 26.4 percent of the note balance.

During the three and six months ended June 30, 2015, the Company completed a seasoned SFR mortgage loan pool acquisition with unpaid principal balances and fair values of $82.5 million and $79.9 million, respectively, at their acquisition date, which included unpaid principal balances and fair values of PCI loans of $31.6 million and $30.4 million, respectively, at their acquisition date.
The total unpaid principal balance and carrying value of the seasoned SFR mortgage loan pools were $1.00 billion and $918.1 million, respectively at June 30, 2016 and $972.2 million and $894.1 million, respectively, at December 31, 2015. The total unpaid principal balance and carrying value of PCI loans included in these pools were $813.7 million and $740.0 million, respectively at June 30, 2016 and $764.6 million and $699.1 million, respectively, at December 31, 2015.
At June 30, 2016 and December 31, 2015, approximately 2.43 percent and 2.26 percent of unpaid principal balance of the seasoned SFR mortgage loan pools were delinquent 60 or more days, respectively, and 1.75 percent and 0.62 percent were in bankruptcy or foreclosure, respectively.
As part of the acquisition program, the Company may sell from time to time seasoned SFR mortgage loans that do not meet the Company’s investment standards. The Company did not sell any seasoned SFR mortgage loan pool during the three and six months ended June 30, 2016 or 2015.
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
Non-Traditional Mortgage Portfolio
The Company’s NTM portfolio is comprised of three interest only products: Green Loans, Interest Only loans and a small number of additional loans with the potential for negative amortization. As of June 30, 2016 and December 31, 2015, the NTM totaled $842.6 million, or 13.5 percent of the total gross loan portfolio, and $785.9 million, or 15.2 percent of the total gross loan portfolio, respectively. The total NTM portfolio increased by $56.7 million, or 7.2 percent during the period, due mainly to interest only loans originations of $149.6 million.
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

Green Loans totaled $103.9 million at June 30, 2016, a decrease of $5.9 million, or 5.4 percent from $109.8 million at December 31, 2015, primarily due to reductions in principal balances and payoffs. As of June 30, 2016 and December 31, 2015, $9.9 million and $10.1 million, respectively, of the Company’s Green Loans were non-performing. As a result of their unique payment feature, Green Loans possess higher credit risk due to the potential of negative amortization; however, management believes the risk is mitigated through the Company’s loan terms and underwriting standards, including its policies on loan-to-value ratios and the Company’s contractual ability to curtail loans when the value of the underlying collateral declines.
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
Interest Only Loans
Interest only loans are primarily SFR first mortgage loans with payment features that allow interest only payment in initial periods before converting to a fully amortizing loan. Interest only loans totaled $727.5 million at June 30, 2016, an increase of $63.1 million, or 9.5 percent, from $664.5 million at December 31, 2015. The increase was primarily due to originations of $149.6 million, partially offset by loans transferred to held-for-sale of $1.7 million and net amortization of $89.1 million. As of June 30, 2016 and December 31, 2015, $2.7 million and $4.6 million of the interest only loans were non-performing, respectively.
Loans with the Potential for Negative Amortization
Negative amortization loans totaled $11.2 million at June 30, 2016, a decrease of $413 thousand, or 3.6 percent, from $11.6 million as of December 31, 2015. The Company discontinued origination of negative amortization loans in 2007. At June 30, 2016 and December 31, 2015, none of the loans that had the potential for negative amortization were non-performing. These loans pose a potentially higher credit risk because of the lack of principal amortization and potential for negative amortization; however, management believes the risk is mitigated through the loan terms and underwriting standards, including the Company’s policies on loan-to-value ratios.
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
The Company’s risk management policy and credit monitoring includes reviewing delinquency, FICO scores, and collateral values on the NTM loan portfolio. The Company also continuously monitors market conditions for our geographic lending areas. The Company has determined that the most significant performance indicators for NTM are LTV ratios and FICO scores. The loan review provides an effective method of identifying borrowers who may be experiencing financial difficulty before they fail to make a loan payment. Upon receipt of the updated FICO scores, an exception report is run to identify loans with a decrease in FICO score of 10 percent or more and a resulting FICO score of 620 or less. The loans are then further analyzed to determine if the risk rating should be downgraded, which may require an increase in the ALLL the Company needs to establish for potential losses. A report is prepared and regularly monitored.
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
As a result, the Company proactively manages the portfolio by performing a detailed analysis with emphasis on the non-traditional mortgage portfolio. The Company’s Internal Asset Review Committee (IARC) conducts regular meetings to review the loans classified as special mention, substandard, or doubtful and determines whether suspension or reduction in credit limit is warranted. If the line has been suspended and the borrower would like to have their credit privileges reinstated, they would need to provide updated financials showing their ability to meet their payment obligations. From the most recent review completed during the six months ended June 30, 2016, the Company made no curtailment in available commitments on Green Loans.
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
Non-Performing Assets
The following table presents a summary of total non-performing assets as of the dates indicated:

	June 30, 2016	December 31, 2015	Amount Change	Percentage Change
	($ in thousands)
Loans past due 90 days or more still on accrual	$—	$—	$—	NM
Nonaccrual loans and leases	45,012	45,129	(117)	(0.3)%
Total non-performing loans	45,012	45,129	(117)	(0.3)%
Other real estate owned	429	1,097	(668)	(60.9)%
Total non-performing assets	$45,441	$46,226	$(785)	(1.7)%
Performing restructured loans (1)	$14,450	$7,842	$6,608	84.3%
Total non-performing loans and leases to total loans and leases	0.72%	0.87%
Total non-performing assets to total assets	0.45%	0.56%
ALLL to non-performing loans and leases	83.27%	78.74%
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
Additional income of approximately $547 thousand and $1.1 million would have been recorded during the three and six months ended June 30, 2016, respectively, had these loans been paid in accordance with their original terms throughout the periods indicated.

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
TDR loans and leases consist of the following as of the dates indicated:

	June 30, 2016			December 31, 2015
	NTM Loans	Traditional Loans	Total	NTM Loans	Traditional Loans	Total
	(In thousands)
Commercial:
SBA	$—	$—	$—	$—	$3	$3
Consumer:
Single family residential mortgage	990	13,784	14,774	1,015	5,841	6,856
Green Loans (HELOC) - first liens	2,246	—	2,246	2,400	—	2,400
Green Loans (HELOC) - second liens	294	—	294	553	—	553
Total	$3,530	$13,784	$17,314	$3,968	$5,844	$9,812
Allowance for Loan and Lease Losses
The Company maintains an ALLL to absorb probable incurred losses inherent in the loan and lease portfolio at the balance sheet date. The ALLL is based on ongoing assessment of the estimated probable losses presently inherent in the loan portfolio. In evaluating the level of the ALLL, management considers the types of loans and leases and the amount of loans and leases in the portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This methodology takes into account many factors, including the Company’s own historical and peer loss trends, loan and lease-level credit quality ratings, loan and lease specific attributes along with a review of various credit metrics and trends. The process involves subjective as well as complex judgments. The Company used a 22-quarter loss experience of the Company and 6-quarter industry average loss experience in analyzing an appropriate reserve factor for loans at June 30, 2016. The Company also uses a 28-quarter industry average loss experience in analyzing an appropriate reserve factor for portfolio segments that do not have adequate internal loss history. In addition, the Company uses adjustments for numerous factors including those found in the Interagency Guidance on ALLL, which include current economic conditions, loan and lease seasoning, underwriting experience, and collateral value changes among others. The Company evaluates all impaired loans and leases individually using guidance from ASC 310 primarily through the evaluation of cash flows or collateral values.
The Company has acquired PCI loans through business acquisitions and purchases of seasoned SFR mortgage loan pools. During the six months ended June 30, 2016, the Company acquired one pool of seasoned SFR mortgage PCI loans. During the six months ended June 30, 2015, the Company acquired one pool of seasoned SFR mortgage loans, which were partially PCI loans. The Company may recognize provision for loan and lease losses in the future should there be further deterioration in these loans after the purchase date to the point where the impairment exceed the non-accretable yield and purchased discount. On a quarterly basis, the Company re-forecasts its expected cash flows for the PCI loans to be evaluated for potential impairment. The provision for PCI loans reflected a decrease in expected cash flows on PCI loans compared to those previously estimated. The impairment reserve for PCI loans was $104 thousand and $206 thousand at June 30, 2016 and December 31, 2015, respectively.
The Company made provisions for loan and lease losses of $1.8 million and $2.1 million during the three and six months ended June 30, 2016, respectively, related primarily to the increased overall loan balance, partially offset by improved asset quality. The decrease in the percentage of ALLL to total loans and leases was mainly due to improving asset quality, which resulted in lower charge-offs and declining quantitative loss rates and qualitative factors in line with the current economic and business environment.

The following table provides a summary of the allocation of the ALLL by loan and lease category as well as loans and leases receivable for each category as of the dates indicated:

	June 30, 2016		December 31, 2015
	ALLL	Loans and Leases Receivable	ALLL	Loans and Leases Receivable
	(In thousands)
Commercial:
Commercial and industrial	$8,004	$1,306,866	$5,850	$876,999
Commercial real estate	3,554	725,107	4,252	727,707
Multi-family	6,914	1,147,597	6,012	904,300
SBA	697	65,477	683	57,706
Construction	1,677	86,852	1,530	55,289
Lease financing	2,540	228,663	2,195	192,424
Consumer:
Single family residential mortgage	13,143	2,555,344	13,854	2,255,584
Other consumer	954	120,209	1,157	114,385
Unallocated ALLL	—		—
Total	$37,483	$6,236,115	$35,533	$5,184,394
The following table provides information regarding activity in the ALLL during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	($ in thousands)
ALLL at beginning of period	$35,845	$29,345	$35,533	$29,480
Charge-offs:
Commercial and industrial	(137)	(23)	(137)	(33)
Commercial real estate	—	—	—	(260)
Multi-family	—	—	—	—
SBA	—	(55)	—	(55)
Construction	—	—	—	—
Lease financing	(479)	(1)	(581)	(88)
Single family residential mortgage	(149)	—	(149)	—
Other consumer	(7)	—	(7)	—
Total charge-offs	(772)	(79)	(874)	(436)
Recoveries:
Commercial and industrial	—	5	—	8
Commercial real estate	371	—	371	132
Multi-family	—	—	—	3
SBA	245	41	276	113
Construction	—	—	—	—
Lease financing	24	—	85	—
Single family residential mortgage	—	—	—	—
Other consumer	1	1	2	13
Total recoveries	641	47	734	269
Provision for loan and lease losses	1,769	5,474	2,090	5,474
ALLL at end of period	$37,483	$34,787	$37,483	$34,787
Average total loans and leases held-for-investment	$5,721,417	$3,944,193	$5,478,015	$3,920,456
Total loans and leases held-for-investment at end of period	$6,236,115	$4,473,095	$6,236,115	$4,473,095
Ratios:
Annualized net charge-offs to average total loans and leases held-for-investment	0.01%	0.00%	0.01%	0.01%
ALLL to total loans and leases held-for-investment	0.60%	0.78%	0.60%	0.78%

The following table presents the ALLL allocation among loan and lease origination types as of the dates indicated:

	June 30, 2016	December 31, 2015	Amount Change	Percentage Change
	($ in thousands)
Loan breakdown by ALLL evaluation type:
Originated loans and leases
Individually evaluated for impairment	$25,661	$30,654	$(4,993)	(16.3)%
Collectively evaluated for impairment	4,254,975	3,117,528	1,137,447	36.5%
Acquired loans through business acquisitions not impaired at acquisition
Individually evaluated for impairment	3,470	3,629	(159)	(4.4)%
Collectively evaluated for impairment	1,022,696	1,124,874	(102,178)	(9.1)%
Seasoned SFR mortgage loan pools - non-impaired
Individually evaluated for impairment	9,717	—	9,717	—%
Collectively evaluated for impairment	168,352	194,978	(26,626)	(13.7)%
Acquired with deteriorated credit quality	751,244	712,731	38,513	5.4%
Total loans	$6,236,115	$5,184,394	$1,051,721	20.3%
ALLL breakdown:
Originated loans and leases
Individually evaluated for impairment	$215	$369	$(154)	(41.7)%
Collectively evaluated for impairment	34,575	32,713	1,862	5.7%
Acquired loans through business acquisitions not impaired at acquisition
Individually evaluated for impairment	—	—	—	—%
Collectively evaluated for impairment	1,458	2,245	(787)	(35.1)%
Seasoned SFR mortgage loan pools - non-impaired
Individually evaluated for impairment	1,131	—	1,131	—%
Collectively evaluated for impairment	—	—	—	—%
Acquired with deteriorated credit quality	104	206	(102)	(49.5)%
Total ALLL	$37,483	$35,533	$1,950	5.5%
Discount on purchased/acquired Loans:
Acquired loans through business acquisitions not impaired at acquisition	$20,136	$21,366	$(1,230)	(5.8)%
Seasoned SFR mortgage loan pools - non-impaired	11,304	12,545	(1,241)	(9.9)%
Acquired with deteriorated credit quality	76,505	68,372	8,133	11.9%
Total discount	$107,945	$102,283	$5,662	5.5%
Ratios:
To originated loans and leases:
Individually evaluated for impairment	0.84%	1.20%	(0.36)%
Collectively evaluated for impairment	0.81%	1.05%	(0.24)%
Total ALLL	0.81%	1.05%	(0.24)%
To originated loans and leases and acquired loans through business acquisition not impaired at acquisition
Individually evaluated for impairment	0.74%	1.08%	(0.34)%
Collectively evaluated for impairment	0.68%	0.82%	(0.14)%
Total ALLL	0.68%	0.83%	(0.15)%
Total ALLL and discount (1)	1.06%	1.33%	(0.27)%
To total loans and leases:
Individually evaluated for impairment	3.46%	1.08%	2.38%
Collectively evaluated for impairment	0.66%	0.79%	(0.13)%
Total ALLL	0.60%	0.69%	(0.09)%
Total ALLL and discount (1)	2.33%	2.66%	(0.33)%

(1)	Total ALLL plus discount divided by carrying value.

Servicing Rights
Total mortgage and SBA servicing rights were $53.7 million and $50.7 million at June 30, 2016 and December 31, 2015, respectively. The fair value of the MSRs amounted to $52.6 million and $49.9 million and the amortized cost of the SBA servicing rights was $1.1 million and $788 thousand at June 30, 2016 and December 31, 2015, respectively. The Company retains servicing rights from certain of its sales of SFR mortgage loans and SBA loans. The aggregate principal balance of the loans underlying our total MSRs and SBA servicing rights was $6.32 billion and $52.9 million, respectively, at June 30, 2016 and $4.77 billion and $36.5 million, respectively, at December 31, 2015. The recorded amount of the MSR and SBA servicing rights as a percentage of the unpaid principal balance of the loans we are servicing was 0.83 percent and 2.05 percent, respectively, at June 30, 2016 as compared to 1.05 percent and 2.16 percent, respectively, at December 31, 2015.
Deposits
The following table shows the composition of deposits by type as of the dates indicated:

	June 30, 2016	December 31, 2015	Change	Change
	($ in thousands)
Noninterest-bearing deposits	$1,093,686	$1,121,124	$(27,438)	(2.4)%
Interest-bearing demand deposits	2,053,656	1,697,055	356,601	21.0%
Money market accounts	2,343,561	1,479,931	863,630	58.4%
Savings accounts	909,242	823,618	85,624	10.4%
Certificates of deposit of under $100,000	920,338	633,372	286,966	45.3%
Certificates of deposit of $100,000 through $250,000	244,258	250,868	(6,610)	(2.6)%
Certificates of deposit of more than $250,000	364,215	297,117	67,098	22.6%
Total deposits	$7,928,956	$6,303,085	$1,625,871	25.8%
Total deposits were $7.93 billion at June 30, 2016, an increase of $1.63 billion, or 25.8 percent, from $6.30 billion at December 31, 2015. The increase was mainly due to strong deposit growth across the Company's business units, including strong growth from the financial institutions banking business, as well as an increased average balance per account. The Company also strategically added brokered certificates of deposit in order to facilitate a reduction in FHLB borrowings and maintain a low overall cost of funds, while securing an adequate level of contingent liquidity.
Borrowings
The Company utilizes FHLB advances and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Company also maintains additional borrowing availabilities from FRB discount window, unsecured federal funds lines of credit, and an unsecured line of credit with an unaffiliated financial party.
FHLB advances totaled $930.0 million at June 30, 2016 and December 31, 2015. The Company did not have outstanding securities sold under repurchase agreements at June 30, 2016 and December 31, 2015. See Note 9 to Consolidated Financial Statements (unaudited) in this report.
Long Term Debt
The Company's long-term debt consists of Senior Notes and Amortizing Notes. For additional information, see Note 10 to Consolidated Financial Statements (unaudited) in this report. The following table presents the Company's long term debts as of the dates indicated:

	June 30, 2016		December 31, 2015
	Par Value	Discount	Par Value	Discount
	($ in thousands)
Senior Note I, 7.50% per annum	$—	$—	$84,750	$2,902
Senior Note II, 5.25% per annum	175,000	2,426	175,000	2,516
Amortizing Note, 7.50% per annum	5,271	102	7,763	219
Total	$180,271	$2,528	$267,513	$5,637
On April 15, 2016, the Company completed the redemption of all of its outstanding Senior Notes I, which had an aggregate outstanding principal amount of $84.8 million, at a redemption price of 100 percent of the principal amount plus accrued and unpaid interest to the redemption date.

Reserve for Unfunded Loan Commitments
The Company maintains a reserve for unfunded loan commitments at a level that is considered adequate to cover the estimated and known inherent risks. The probability of usage of the unfunded loan commitments and credit risk factors are determined based on the outstanding loan balance of the same customer or outstanding loans that shares similar credit risk exposure. As of June 30, 2016 and December 31, 2015, the reserve for unfunded loan commitments was $1.9 million and $2.1 million, respectively. The decrease was mainly due to an improvement in asset quality and a reflection of most recent commitments utilization trend history.
The following table presents a summary of activity in the reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$1,328	$1,901	$2,067	$1,869
Provision for unfunded loan commitments	523	174	(216)	206
Balance at end of period	$1,851	$2,075	$1,851	$2,075
Reserve for Loss on Repurchased Loans
Reserve for loss on repurchased loans was $10.4 million and $9.7 million at June 30, 2016 and December 31, 2015, respectively. This reserve relates to the Company's mortgage banking activities. When the Company sells residential mortgage loans into the secondary mortgage market, the Company makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally the Company has no liability to the purchaser for losses it may incur on such loan. In addition, the Company has the option to buy out severely delinquent loans at par from Ginnie Mae pools for which the Company is the servicer and issuer of the pool. The Company maintains a reserve for loss on repurchased loans to account for the expected losses related to loans the Company might be required to repurchase (or the indemnity payments the Company may have to make to purchasers). The reserve takes into account both the estimate of expected losses on loans sold during the current accounting period, as well as adjustments to the previous estimates of expected losses on loans sold. In each case, these estimates are based on the most recent data available, including data from third parties, regarding demand for loan repurchases, actual loan repurchases, and actual credit losses on repurchased loans, among other factors.
Provisions added to the reserve for loss on repurchased loans are initially recorded against net revenue on mortgage banking activities at the time of sale, and any subsequent increase or decrease in the provision is then recorded under non-interest expense in the Consolidated Statements of Operations as an increase or decrease to provision for loan repurchases
The following table presents a summary of activity in the reserve for losses on repurchased loans for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$9,781	$8,432	$9,700	$8,303
Provision for loan repurchases	851	1,573	1,230	2,901
Utilization of reserve for loan repurchases	(194)	(594)	(492)	(1,793)
Balance at end of period	$10,438	$9,411	$10,438	$9,411
In addition to the reserve for losses on repurchased loans at June 30, 2016, the Company may receive repurchase demands in future periods that could be material to the Company's financial position or results of operations. The Company believes that all known or probable and estimable demands were adequately reserved at June 30, 2016.

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
Banc of California, NA
The Bank's liquidity, represented by cash and cash equivalents and securities available-for-sale, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, payments and maturities of outstanding loans and investment securities; and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and investment securities, and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. The Bank also generates cash through borrowings. The Bank mainly utilizes FHLB advances and securities sold under repurchase agreements to leverage its capital base, to provide funds for its lending activities, as a source of liquidity, and to enhance its interest rate risk management. The Bank also has the ability to obtain brokered deposits and collect deposits through the wholesale and treasury operations. Liquidity management is both a daily and long-term function of business management. Any excess liquidity would be invested in federal funds or investment securities. On a longer-term basis, the Bank maintains a strategy of investing in various lending products. The Bank uses its sources of funds primarily to meet its ongoing loan and other commitments, and to pay maturing certificates of deposit and savings withdrawals.
Banc of California, Inc.
The primary sources of funds for Banc of California, Inc., on a stand-alone holding company basis, are dividends and intercompany tax payments from the Bank, outside borrowing, and its ability to raise capital and issue debts. Dividends from the Bank are largely dependent upon the Bank's earnings and are subject to restrictions under the certain regulations that limit its ability to transfer funds to the holding company.
OCC regulations impose various restrictions on the ability of a bank to make capital distributions, which include dividends, stock redemptions or repurchases, and certain other items. Generally, a bank may make capital distributions during any calendar year equal to up to 100 percent of net income for the year-to-date plus retained net income for the two preceding years without prior OCC approval. At June 30, 2016, the Bank had $152.2 million available to pay dividends to the holding company.
At June 30, 2016, the Banc of California, Inc. had $101.8 million in cash, of which is on deposit at the Bank.
On a consolidated basis, the Company maintained $271.7 million of cash and cash equivalents, which was 2.7 percent of total assets at June 30, 2016. The Company also maintained $204.1 million of unpledged securities available-for-sale issued by U.S. Treasury and direct government obligations at June 30, 2016, which the Company considers in its assessment of cash and cash equivalents as they are highly liquid. These securities and cash and cash equivalents together represented 4.7 percent of total assets as of June 30, 2016. The Company also maintained unpledged investment securities, both available-for-sale and held-to-maturity of $1.04 billion at June 30, 2016, which can be utilized for securing additional borrowing capacity by pledging for FHLB advances, securities sold under repurchase agreements, and other forms of financing.
At June 30, 2016, the Company also had available unused secured borrowing capacities of $2.17 billion from FHLB and $142.7 million from Federal Reserve discount window, as well as $85.0 million from unused unsecured federal funds lines of credit and up to $1.00 billion from unused repurchase agreements at the Bank. In addition, Banc of California, Inc maintained an unused line of credit of $75.0 million with an affiliated financial party at June 30, 2016. The Company's total available borrowing capacity, on both a secured and an unsecured basis, was $3.48 billion at June 30, 2016.
The Company believes that its liquidity sources are stable and are adequate to meet its day-to-day cash flow requirements. As of June 30, 2016, the Company believes that there are no events, uncertainties, material commitments, or capital expenditures that were reasonably likely to have a material effect on its liquidity position.

Commitments and Contractual Obligations
The following table presents the Company’s commitments and contractual obligations as of June 30, 2016:

	Commitments and Contractual Obligations
	Total Amount Committed	Less Than One Year	More Than One Year Through Three Years	More Than Three Year Through Five Years	Over Five Years
	(In thousands)
Commitments to extend credit	$230,562	$107,537	$94,053	$2,296	$26,676
Unused lines of credit	710,569	470,776	30,414	121,848	87,531
Standby letters of credit	15,167	10,709	2,769	1,669	20
Total commitments	$956,298	$589,022	$127,236	$125,813	$114,227
FHLB advances	$930,000	$830,000	$75,000	$25,000	$—
Long-term debt	263,208	14,708	18,375	18,375	211,750
Operating and capital lease obligations	40,949	14,298	16,098	7,638	2,915
Certificate of deposits	1,528,811	1,448,389	69,680	10,186	556
Total contractual obligations	$2,762,968	$2,307,395	$179,153	$61,199	$215,221
Capital
In order to maintain adequate level of capital, the Company continuously assesses projected sources and uses of capital to support projected asset growth, operating needs and credit risk. The Company considers, among other things, earnings generated from operations and access to capital from financial markets through issuing additional preferred and common stock to meet the Company's capital requirements for the foreseeable future. In addition, the Company performs capital stress tests on an annual basis to assess the impact of adverse changes in the economy on the Company's capital base.
Regulatory Capital
The Company and the Bank are subject to the regulatory capital adequacy guidelines that are established by the Federal banking regulators. In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel III and to address relevant provisions of the Dodd-Frank Act. The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. The Company and the Bank became subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in through 2019. For additional information on BASEL III capital rules, see Note 16 to Consolidated Financial Statements (unaudited) in this report. The following table presents the regulatory capital ratios for the Company and the Bank as of dates indicated:

	Banc of California, Inc.	Banc of California, NA	Minimum Regulatory Requirements	Well Capitalized Requirements (Bank)
June 30, 2016
Total risk-based capital ratio	13.45%	14.96%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.14%	14.38%	6.00%	8.00%
Common equity tier 1 capital ratio	9.16%	14.38%	4.50%	6.50%
Tier 1 leverage ratio	8.87%	9.70%	4.00%	5.00%
December 31, 2015
Total risk-based capital ratio	11.18%	13.45%	8.00%	10.00%
Tier 1 risk-based capital ratio	10.71%	12.79%	6.00%	8.00%
Common equity tier 1 capital ratio	7.36%	12.79%	4.50%	6.50%
Tier 1 leverage ratio	8.07%	9.64%	4.00%	5.00%

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

Interest Rate Sensitivity of Economic Value of Equity and Net Interest Income
The following table presents the projected change in the Bank’s net portfolio value at June 30, 2016 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change.

	June 30, 2016
Change in Interest Rates in Basis Points (bp) (1)	Economic Value of Equity			Net Interest Income
	Amount	Amount Change	Percentage Change	Amount	Amount Change	Percentage Change
	($ in thousands)
+200 bp	$1,179,774	$(108,527)	(8.4)%	$335,222	$(10,391)	(3.0)%
+100 bp	1,248,219	(40,082)	(3.1)%	341,435	(4,178)	(1.2)%
0 bp	1,288,301			345,613
-100 bp	1,246,428	(41,873)	(3.3)%	335,994	(9,619)	(2.8)%

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
At June 30, 2016, the Company did not maintain any securities for trading purposes or engage in trading activities. The Company does use derivative instruments to hedge its mortgage banking risks. In addition, interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of the Company’s business activities and operations.

ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Act) as of June 30, 2016 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the three and six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of June 30, 2016, the Company’s consolidated total assets, and the Bank’s total assets, exceeded $10 billion for the first time. We will become subject to additional regulatory scrutiny if, as expected, our total assets remain above $10 billion, as measured by applicable regulatory standards.
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Purchase of Equity Securities by the Issuer
	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Total Number of Shares That May Yet be Purchased Under the Plan
From April 1, 2016 to April 30, 2016	—	$—	—	—
From May 1, 2016 to May 31, 2016	—	$—	—	—
From June 1, 2016 to June 30, 2016	—	$—	—	—
Total	—	$—	—
During the three months ended June 30, 2016, the Company did not have any stock buyback program in place. The Company has a practice of buying back stock for tax purposes pertaining to employee benefit plans, and does not count these purchases toward the allotment of the shares. The Company did not purchase any shares during the three months ended June 30, 2016 related to tax liability sales for employee stock benefit plans.
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 MINE SAFETY DISCLOSURES
Not applicable
ITEM 5 - OTHER INFORMATION
On August 3, 2016, the Company entered into a Trust Agreement, between the Company and Evercore Trust Company, N.A., as trustee (the Trustee), pursuant to which the parties established the Banc of California Capital and Liquidity Enhancement Employee Compensation Trust (the Trust) to fund future compensation and benefit obligations of the Company using the Company’s common stock, par value $0.01 per share (the Common Stock). Pursuant to a Common Stock Purchase Agreement, dated as of August 3, 2016, between the Company and the Trust, the Company sold 2,500,000 shares of Common Stock to the Trust for an aggregate purchase price of $53,625,000.00 (which is the number of shares sold multiplied by the closing sale price of the Common Stock on the New York Stock Exchange immediately prior to the execution of the Common Stock Purchase Agreement), in exchange for (i) a cash amount equal to the aggregate par value of such shares and (ii) a promissory note for the balance of the purchase price of such shares. The shares of Common Stock were sold to the Trust in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
The Trust is a trust that holds shares of Common Stock to be used to fund the Company’s obligations during the term of the Trust under certain stock and other employee benefit plans of the Company and its subsidiaries (Plans). The Trust will release the shares of Common Stock over the term of the Trust to satisfy certain compensatory and benefit obligations of the Company under the Plans, as the promissory note is paid down through contributions by the Company, dividends on the shares of Common Stock received by the Trust or other earnings of the Trust. Compensation expense will be recognized by the Company based on the fair value of the shares of Common Stock as they are released from the Trust. Unallocated shares of Common Stock held by the Trust will not be included in calculating the Company’s earnings per share.
After studying the Trust for several months, the Company's Board of Directors (the Board) approved the establishment of the Trust because it is expected to have a positive long-term impact on the Company’s regulatory capital and regulatory standing, will be an effective mechanism to improve employee compensation, retention, stability and morale, will help ensure that employees of the Company have an appropriate voice in governance and other matters presented to the Company’s stockholders, and is otherwise in the best interests of the Company and its stockholders.
The Trust Agreement contains confidential pass-through voting and tendering provisions that are structured such that the individuals with an economic interest in the shares of Common Stock held by the Trust control the voting and tendering of such shares. The Trust is currently structured to enable participants in the Company’s 2013 Omnibus Stock Incentive Plan to determine the manner in which the shares of Common Stock held by the Trust is voted and tendered.
The Company may amend the Trust at any time, subject to limitations on certain amendments that adversely affect the contingent rights of Plan participants or that change the duties of the Trustee. The Trust will terminate on January 1, 2032 or any earlier date on which the promissory note is paid in full. The Board may terminate the Trust at any earlier time, and the Trust will terminate automatically upon the Company giving the Trustee notice of a Change of Control of the Company (as defined in the Trust Agreement). Upon termination, the Trust will fund any pending obligations under the Plans with any shares then-available for allocation, sell an amount of Common Stock or other non-cash assets (if any) then held by the Trust sufficient to permit the Trust to pay to the Company the amount owed under the promissory note, and pay to the Company an amount equal to the remaining principal amount plus any accrued interest on the promissory note, which payment will be deemed to terminate all remaining obligations of the Trust with respect to the promissory note. Any assets remaining in the Trust will be distributed to Plan participants and then to individuals employed by the Company or its subsidiaries generally or to any benefit plan or trust in which a broad cross section of individuals employed by the Company or its subsidiaries participate. The Trustee is entitled to indemnification from the Company pursuant to the Trust Agreement.
Copies of the Trust Agreement and the Common Stock Purchase Agreement are attached to this Quarterly Report on Form 10-Q as Exhibits 10.28 and 10.29, respectively, and are incorporated herein by reference. The foregoing description of the Trust Agreement and the Common Stock Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Trust Agreement and the Common Stock Purchase Agreement.

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
(hh)

10.20	Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(nn)

10.21	Amendment to Purchase and Sale Agreement and Escrow Instructions, dated as of May 19, 2015, by and between Banc of California, N.A. and VF Outdoor, Inc.	(oo)

10.22	Employment Agreement, dated as of July 29, 2015, by and among the Registrant and James J. McKinney	(pp)

10.22A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between Banc of California, Inc. and James J. McKinney	(uu)

10.23	Agreement of Purchase and Sale, dated as of October 2, 2015, by and between The Realty Associates Fund IX, L.P. and Banc of California, National Association	(ii)

10.24	Employment Agreement, dated as of January 6, 2014, by and among Banc of California, National Association and J. Francisco A. Turner	(ss)

10.24A	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and between Banc of California, National Association, and J. Francisco A. Turner	(uu)

10.25	Form Director and Executive Officer Indemnification Agreement	(ss)

10.26	Employment Agreement, dated as of March 24, 2016, by and between Banc of California, Inc. and Brian Kuelbs	(uu)

10.27	Amended and Restated Employment Agreement, dated as of March 24, 2016, by and among Banc of California, Inc. and Thedora Nickel	(uu)

10.28	Trust Agreement, dated as of August 3, 2016, by and between Banc of California, Inc. and Evercore Trust Company, N.A., as trustee.	10.28

10.29	Common Stock Purchase Agreement, dated as of August 3, 2016, by and between Banc of California, Inc. and Banc of California Capital and Liquidity Enhancement Employee Compensation Trust.	10.29

11.0	Statement regarding computation of per share earnings	(vv)

31.1	Rule 13a-14(a) Certification (Chief Executive Officer)	31.1

31.2	Rule 13a-14(a) Certification (Chief Financial Officer)	31.2

32.0	Rule 13a-14(b) and 18 U.S.C. 1350 Certification	32.0

101.0	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements.	101.0

(a)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2011 and incorporated herein by reference.

(a)(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 1, 2011 and incorporated herein by reference.

(a)(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on February 28, 2012 and incorporated herein by reference.

(a)(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 2, 2012 and incorporated herein by reference.

(a)(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 2, 2012 and incorporated herein by reference.

(b)	Filed as Appendix A to the proxy statement/prospectus included in the Registrant’s Registration Statement on Form S-4 filed on November 1, 2011 and incorporated herein by reference.

(c)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 27, 2012 and incorporated herein by reference.

(d)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed on March 28, 2002 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 4, 2011 and incorporated herein by reference.

(f)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 30, 2011 and incorporated herein by reference.

(g)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K/A filed on November 16, 2010 and incorporated herein by reference.

(h)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference.

(i)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

(j)	Filed as an appendix to the Registrant’s definitive proxy statement filed on April 25, 2011 and incorporated herein by reference.

(k)	Filed as an appendix to the Registrant’s definitive proxy statement filed on March 21, 2003 and incorporated herein by reference.

(l)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 23, 2012 and incorporated herein by reference.

(m)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

(n)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on January 3, 2013 and incorporated herein by reference.

(o)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference.

(p)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(q)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 17, 2013 and incorporated herein by reference.

(r)	Filed as an appendix to the Registrant’s definitive proxy statement filed on June 11, 2013 and incorporated herein by reference.

(s)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2013 and incorporated herein by reference.

(t)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 3, 2013 and incorporated herein by reference.

(u)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 4, 2013 and incorporated herein by reference.

(v)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 30, 2013 and incorporated herein by reference.

(w)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 3, 2013 and incorporated herein by reference.

(x)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 6, 2013 and incorporated herein by reference.

(y)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 31, 2013 and incorporated herein by reference.

(z)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(aa)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on April 25, 2014 and incorporated herein by reference.

(bb)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 22, 2013 and incorporated herein by reference.

(cc)	Field as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(dd)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

(ee)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 21, 2014 and incorporated herein by reference.

(ff)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference.

(gg)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference.

(hh)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on October 30, 2014 and incorporated herein by reference.

(ii)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 2, 2015 and incorporated herein by reference.

(jj)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(kk)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference.

(ll)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference.

(mm)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on April 8, 2015 and incorporated herein by reference.

(nn)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 28, 2015 and incorporated herein by reference.

(oo)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 16, 2015 and incorporated herein by reference.

(pp)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference.

(qq)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on August 12, 2015 and incorporated herein by reference.

(rr)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on February 8, 2016 and incorporated herein by reference.

(ss)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

(tt)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference.

(uu)	Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 25, 2016 and incorporated herein by reference.

(vv)	Refer to Note 17 of the Notes to Consolidated Financial Statements contained in Item 1 of Part I of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANC OF CALIFORNIA, INC.

Date:	August 4, 2016	/s/ Steven A. Sugarman
Steven A. Sugarman
Chairman/President/Chief Executive Officer

Date:	August 4, 2016	/s/ James J. McKinney
James J. McKinney
Executive Vice President/Chief Financial Officer